Form 10-Q
period 1996-06-30
ATMEL CORP
filed 1996-08-13
CIK 872448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



X            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
======       EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1996

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
======       EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD  FROM  _______ TO
             _________

                         Commission File Number 0-19032


                                ATMEL CORPORATION
                                  (Registrant)


       California                                      77-0051991
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                2325 Orchard Parkway, San Jose, California 95131
                    (Address of principal executive offices)


                                 (408) 441-0311
                          Registrant's telephone number

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

On June 30, 1996, Registrant had outstanding 98,022,907 shares of Common Stock.


                                ATMEL CORPORATION

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1996


                                      INDEX
                                      -----

                                                                                                          Page
                                                                                                          ----
Part I:            Financial Information

                   Item 1.     Financial Statements

                               Condensed Consolidated Balance Sheets at June 30, 1996 and December 31,
                               1995                                                                          1

                               Condensed  Consolidated Income Statements for the
                               three and six month  periods  ended June 30, 1996
                               and June 30, 1995                                                             2

                               Consolidated Statements of Cash Flows for the six months ended June 30,
                               1996 and June 30, 1995                                                        3

                               Notes to Consolidated Financial Statements                                    4

                   Item 2.     Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                           5


Part II:           Other Information

                   Item 4.     Submission of Matters to a Vote of Security Holders                           8

                   Item 6.     Exhibits and Reports on Form 8-K                                              8

Signatures                                                                                                  10



PART I:    FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                  Atmel Corporation
                                        Condensed Consolidated Balance Sheets
                                                (Dollars in thousands)

                                                                           June 30, 1996           December 31, 1995
                                                                           -------------           -----------------
                                                                            (Unaudited)
Current assets:
    Cash and cash equivalents                                                $   98,177               $  105,534
    Short-term investments                                                       63,672                   74,454
    Accounts receivable, net                                                    129,743                  101,599
    Inventories                                                                  65,165                   48,542
    Prepaid taxes and other current assets                                       47,719                   35,933
                                                                             ----------               ----------
         Total current assets                                                   404,476                  366,062

Other assets                                                                     17,370                    9,684
Long-term investments                                                            95,238                   71,590
Fixed assets, net                                                               700,730                  472,285
                                                                             ----------               ----------
         Total assets                                                        $1,217,814               $  919,621
                                                                             ==========               ==========
Current liabilities:
    Current portion of long-term debt                                        $   62,278               $   47,203
    Trade accounts payable and other accrued liabilities                        231,036                  154,549
    Income taxes payable                                                          4,150                    9,765
    Deferred income on shipments to distributors                                 32,128                   21,948
                                                                             ----------               ----------
         Total current liabilities                                              329,592                  233,465

Long-term debt less current portion                                             191,789                   88,455
Deferred income taxes                                                             8,933                    8,933
Put warrants                                                                     73,099                        0

Shareholders' equity:
    Common stock                                                                270,593                  340,160
    Retained earnings                                                           343,808                  248,608
                                                                             ----------               ----------
         Total shareholders' equity                                             614,401                  588,768
                                                                             ----------               ----------
         Total liabilities and shareholders' equity                          $1,217,814               $  919,621
                                                                             ==========               ==========

               The accompanying notes are an integral part of these consolidated financial statements.

                                                  Atmel Corporation
                                       Condensed Consolidated Income Statements
                                    (Amounts in thousands, except per share data)
                                                     (Unaudited)

                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,
                                                            1996             1995               1996            1995
                                                            ----             ----               ----            ----

Net revenues                                              $268,748          $145,906           $508,844       $265,166

Expenses:
      Cost of sales                                        134,959            74,873            255,602        136,264
      Research and development                              28,009            16,745             51,865         31,086
      Selling, general and administrative                   29,424            18,229             57,033         32,365
                                                         ---------         ---------          ---------      ----------
           Total expenses                                  192,392           109,847            364,500        199,715
                                                         ---------         ---------          ---------      ----------

Operating income                                            76,356            36,059            144,344         65,451
Interest income, net                                         1,016             1,112              2,118          1,761
                                                         ---------         ---------          ---------       ---------

Income before taxes                                         77,372            37,171            146,462         67,212
Taxes on income                                             27,081            12,638             51,262         22,852
                                                         ---------         ---------          ---------      ----------

Net income                                                $ 50,291          $ 24,533           $ 95,200       $ 44,360
                                                         =========         =========          =========      ==========
Earnings per share                                        $   0.50          $   0.26           $   0.95       $   0.47
                                                         =========         =========          =========      ==========
Common shares and equivalents                              100,896            95,790            100,634         95,020
                                                         =========         =========          =========      ==========


             The accompanying notes are an integral part of these consolidated financial statements.



                                               Atmel Corporation
                                     Consolidated Statements of Cash Flows
                                            (Dollars in thousands)
                                                  (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                  1996                 1995
                                                                                  ----                 ----
Cash from operating activities
    Net income                                                               $    95,200          $    44,360
    Items not requiring the use of cash
        Depreciation and amortization                                             49,320               25,955
        Other                                                                        638                    0
    Changes in operating assets and liabilities
        Accounts receivable                                                      (29,447)              (9,395)
        Inventories                                                              (16,624)              (1,139)
        Prepaid taxes and other assets                                           (11,786)                (948)
        Trade accounts payable and other accrued liabilities                      78,264              (17,434)
        Income taxes payable                                                      (5,616)               3,539
        Deferred income on shipments to distributors                              10,180                1,649
                                                                             -----------          -----------
Net cash provided by operating activities                                        170,129               46,587
                                                                             -----------          -----------
Cash from investing activities
        Acquisition of fixed assets                                             (273,352)            (101,841)
        Acquisition of other assets                                              (11,251)              (9,083)
        Purchase of investments                                                  (51,806)             (13,432)
        Sale or maturity of investments                                           38,941               16,443
                                                                             -----------          -----------
Net cash used by investing activities                                           (297,468)            (107,913)
                                                                             -----------          -----------
Cash from financing activities
        Issuance of common stock                                                   5,185              108,156
        Principal payments on notes                                                 (936)                (784)
        Proceeds from capital leases and notes                                   143,967               18,056
        Principal payments on capital leases                                     (23,956)             (17,687)
                                                                             ------------         -----------
Net cash provided by financing activities                                        124,260              107,741
                                                                             -----------          -----------
Effect of foreign currency translation adjustment                                 (4,278)                   0
                                                                             -----------          -----------

Net cash provided (used)                                                          (7,357)              46,415
        Cash at beginning of period                                              105,534               35,556
                                                                             -----------          -----------
        Cash at end of period                                                $    98,177          $    81,971
                                                                             ===========          ===========
Interest paid                                                                $     4,843          $     3,587
Issuance of common stock for purchase of other assets                        $     2,625          $         0
Income taxes paid                                                            $    57,303          $    13,882
Fixed asset purchases in accounts payable                                    $    13,636          $     8,910

             The accompanying notes are an integral part of these consolidated financial statements.

                                Atmel Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 1996
                             (Dollars in thousands)
                                   (Unaudited)


1.    Basis of Presentation and Accounting Policies

These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of June 30, 1996 and the results of operations and cash flows for the three month and six month periods ended June 30, 1996 and 1995. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report to Shareholders for the year ended December 31, 1995. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The income statements for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.


2.    Inventories

Inventories are stated at the lower of cost (first-in, first-out for materials and purchased parts and average cost for work in progress) or market.

                                        June 30, 1996        December 31, 1995
                                        -------------        -----------------
      Materials and purchased parts           $ 9,348                  $ 6,340
      Work in progress                         55,817                   42,202
                                             --------                 ---------
      Total                                   $65,165                  $48,542
                                             ========                 =========


3.    Earnings Per Share

Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of outstanding stock options.


4.    Put Warrants

In connection with the Company's stock repurchase program, put warrants were sold to an independent third party during the six months ended June 30, 1996. The put warrants entitle the holder to sell shares of Atmel common stock to the Company at specified prices. The Company received $9,223 from the sale of the put warrants. The warrants expire at various dates between January 22, 1997 and May 28, 1997 and may be settled in cash at Atmel's option. The maximum potential repurchase obligation of $73,099 has been reclassified from shareholders' equity to put warrants as of June 30, 1996. There was no impact on earnings per share in the six months ended June 30, 1996 and no warrants were exercised during that period.

Additionally, during the same period the Company used the proceeds from the sale of the put warrants to purchase call warrants. These warrants entitle the Company to buy from the same independent third party shares of Atmel common stock. The call warrants have similar expiry dates as the put warrants and may be settled in cash at Atmel's option. No call warrant was exercised during the six months ended June 30, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investors are cautioned that the Management's Discussion and Analysis of Financial Conditions and Results of Operation contains certain trend analysis and other forward-looking statements that involve risks and uncertainties. Actual events and results may differ materially due to the effect of changing economic conditions, conditions in the overall semiconductor market (including the historic cyclicality of the industry), product demand and market acceptance risks, the impact of competitive products and pricing, product development and technological risks and other risk factors identified from time to time in the Company's Security and Exchange Commission filings.

Results of Operations

The following table sets forth for the periods indicated certain operating data as a percentage of total revenues:

                                                           Three Months Ended                   Six Months Ended
                                                                June 30,                            June 30,
                                                          1996            1995               1996            1995
                                                          ----            ----               ----            ----

   Net revenues                                          100.0%          100.0%             100.0%          100.0%

   Expenses
        Cost of sales                                     50.2            51.3               50.2            51.4
        Research and development                          10.4            11.5               10.2            11.7
        Selling, general and administrative               11.0            12.5               11.2            12.2
                                                        ------          ------             ------          ------
   Total expenses                                         71.6            75.3               71.6            75.3

   Operating income                                       28.4            24.7               28.4            24.7
   Interest income, net                                    0.4             0.8                0.4             0.7
                                                        ------          ------             ------          ------
   Income before taxes                                    28.8            25.5               28.8            25.4
   Taxes on income                                        10.1             8.7               10.1             8.6
                                                        ------          ------             ------          ------
   Net income                                             18.7%           16.8%              18.7%           16.8%
                                                        ======          ======             ======          ======

Net revenues increased 84.2 percent to $268.7 million in the quarter ended June 30, 1996 from $145.9 million in the corresponding quarter of 1995. The majority of this growth was from increases in unit
volume  of  Flash  and  EPROM   products   sold  to  the  computer   peripheral,
telecommunication and consumer markets, particularly in Asia and Japan. Net revenues for the first six months ended June 30, 1996 grew 91.9 percent to $508.8 million over the same period last year from $265.2 million. Similar to the quarter ended June 30, 1996, the majority of this growth was from increases in unit volume of Flash and EPROM products sold as well as from the inclusion of revenues from Atmel ES2, the Company's subsidiary acquired in April 1995.

Cost of sales as a percentage of net revenues declined to 50.2 percent in the second quarter of 1996, from 51.3 percent in the corresponding period of 1995 and for the first six months to 50.2 percent from 51.4 percent. The decrease in cost of sales as a percentage of net revenues was primarily due to increased unit output from the Company's new fabrication facility in Colorado Springs, Colorado, resulting in lower fixed costs attributed to each product. Cost of sales could be negatively impacted if the Company is unable to utilize the additional capacity from its Colorado Springs facility or the facility that is under construction in Rousset, France.

As a percentage of revenues, research and development decreased to 10.4 percent in the second quarter of 1996, from 11.5 percent in the corresponding quarter of 1995 and for the first six months to 10.2 percent from 11.7 percent. In 1995, a large portion of the cost associated with the new fabrication facility in Colorado Springs, Colorado was allocated to research and development expense due to the early phase of manufacturing ramp up. Research and development expense increased 67.3 percent from $16.7 million in the second quarter of 1995 to $28.0 million in the second quarter of 1996. Research and development expense for the first six months of 1996 increased 66.8 percent to $51.9 million from $31.1 million in the corresponding period of 1995. The increase was primarily due to the Company's ongoing program to reduce the size of its integrated circuits, currently from 0.6 micron to 0.35 micron line widths; enhancement of mature products; development of new products and advanced CMOS and BiCMOS process technology. The Company believes that continued investment in process technology and product development are essential for it to remain competitive in the markets it serves.

Selling, general and administrative expense increased 61.4 percent to $29.4 million in the second quarter of 1996 from $18.2 million in the second quarter of 1995, while declining as a percentage of revenues from 12.5 percent in 1995 to 11.0 percent in 1996. Selling, general and administrative expense for the first six months of 1996 increased 76.2 percent to $57.0 million from $32.4 million in the corresponding period of 1995. The increase in expenditures is due to the addition of sales and administrative personnel to meet the growth of the Company's business as well as expenses incurred with the move of the Company's offices in San Jose, California, during April 1996.

Interest income, net of interest expense on capital lease financing and other borrowings and net of foreign exchange gain/loss from the movements of the United States dollar, particularly against the Japanese Yen, has remained relatively constant for the periods under comparison as a larger average cash balance offset lower interest rates in 1996.

The Company's effective tax rate for the first six months increased to 35.0 percent from 34.0 percent of the corresponding period of 1995. The increase was primarily due to the expiration of federal research and development credit.

Net income of $50.3 million for the second quarter of 1996 increased by 105.0 percent from $24.5 million in the corresponding period of the prior year. Net income for the first six months of 1996 increased 114.6 percent to $95.2 million from $44.4 million of the corresponding period of 1995.

Liquidity and Capital Resources

At June 30, 1996, the Company had $161.8 million in cash and short-term investments, a decrease of $18.1 million from December 31, 1995, and $74.9 million in net working capital, a decrease of $57.7 million from December 31, 1995. At June 30, 1996, the Company had long-term investments of $95.2 million, an increase of $23.6 million from December 31, 1995. In addition, Atmel ES2, the Company's subsidiary located in Rousset, France, has obtained approximately $65.0 million of long-term financing, plus an option to obtain an additional $80.0 million medium-term credit line from a consortium of banks and insurance companies. The Company is the guarantor of this financing. As of June 30, 1996, Atmel ES2 has drawn down $52.1 million from the foregoing financing arrangement. During the six months ended June 30, 1996, the Company obtained $66.9 million of lease financing for a period of four to eight years. The average annual interest rate on this lease financing is 6.5%. In April 1996, the Company also obtained approximately $25 million of long-term financing from a Japanese bank. This $25 million loan is denominated in Japanese Yen and matures in April 1999. The loan requires monthly interest only payment at an interest rate of 2.62% per annum.

During the six months ended June 30, 1996, the Company generated net cash flows from operations of $170.1 million and made fixed assets additions of approximately $273.4 million, principally for expanding fabrication capacities at Colorado Springs, Colorado and Rousset, France. The Company currently plans to spend an additional $150.0 million through 1996 to continue the expansion of its wafer fabrication facilities.

The Company believes that its existing sources of liquidity, together with cash flows from operations, should be sufficient to meet the Company's liquidity and capital requirements through 1996. The Company may, however, seek additional equity or debt financing to fund the expansion of its wafer fabrication capacity or other projects; the timing and amount of such capital requirements cannot be precisely determined at this time.

PART II.   OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Securities Holders

At the Company's Annual Meeting of Stockholders held on April 24, 1996, the following matters were voted upon by stockholders pursuant to proxies solicited pursuant to Regulation 14A:

The following individuals were elected to the Board of Directors:

                                   Votes For            Votes Withheld
                                   ----------           --------------
           George Perlegos         74,784,834             1,081,989
           Gust Perlegos           74,768,822             1,098,001
           Tsung-Ching Wu          74,742,453             1,124,370
           Norm Hall               74,292,474             1,574,349
           T. Peter Thomas         74,879,599               987,224

The  following  proposals  were  approved  at the  Company's  Annual  Meeting of
Stockholders:

                                                                        Affirmative         Negative
                                                                           Votes              Votes             Abstained
                                                                        -----------         --------            ---------
1.         Approval of the Company's 1996 Stock Plan and
           reservation of 4,000,000 shares of Common Stock for
           issuance thereunder                                           69,391,578         5,564,322            151,218

2.         Ratify the appointment of Coopers & Lybrand LLP as
           independent auditors for the fiscal year ending
           December 31, 1996                                             75,523,881            56,506             85,136


Item 6.    Exhibits and Reports on Form 8-K

      (A)  Exhibits:

           11.1 Statement of Computation of Earnings Per Share.


      (B)  Reports on Form 8-K:

           There were no reports filed on Form 8-K during the quarter ended June 30, 1996.