Form 10-Q
period 1996-09-30
ATMEL CORP
filed 1996-11-14
CIK 872448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTAR ENDED SEPTEMBER 30, 1996

                               OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________



                         Commission File Number 0-19032


                                ATMEL CORPORATION
                                  (Registrant)


          California                                         77-0051991
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                        Identification Number)

                2325 Orchard Parkway, San Jose, California 95131
                    (Address of principal executive offices)


                                 (408) 441-0311
                          Registrant's telephone number

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---


On September 30, 1996, Registrant had outstanding 98,309,211 shares of Common Stock.

                                ATMEL CORPORATION

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1996




                                      INDEX


                                                                            Page
                                                                            ----
Part I:  Financial Information

         Item 1.     Financial Statements

                     Condensed Consolidated Balance Sheets at September 30,
                     1996 and December 31, 1995                               1

                     Condensed  Consolidated Income Statements for the
                     three and nine month periods ended  September 30,
                     1996 and September 30, 1995                              2

                     Consolidated Statements of Cash Flows for the nine
                     months ended September 30, 1996 and September 30, 1995   3

                     Notes to Consolidated Financial Statements               4

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      5


Part II: Other Information

         Item 4.     Submission of Matters to a Vote of Security Holders      8

         Item 6.     Exhibits and Reports on Form 8-K                         8

Signatures                                                                   10

PART I:    FINANCIAL INFORMATION

Item 1.  Financial Statements

                                Atmel Corporation
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                            September 30, 1996  December 31, 1995
                                                            ------------------  -----------------
                                                               (Unaudited)
Current assets:
    Cash and cash equivalents                                  $  108,637           $105,534
    Short-term investments                                         62,995             74,454
    Accounts receivable, net                                      158,867            101,599
    Inventories                                                    65,575             48,542
    Prepaid taxes and other current assets                         45,157             35,933
                                                               ----------           --------
         Total current assets                                     441,231            366,062
Other assets                                                       15,981              9,684
Long-term investments                                              87,991             71,590
Fixed assets, net                                                 813,233            472,285
                                                               ----------           --------
         Total assets                                          $1,358,436           $919,621
                                                               ==========           ========
Current liabilities:
    Current portion of long-term debt                          $   71,659           $ 47,203
    Trade accounts payable and other accrued liabilities          245,854            154,549
    Income taxes payable                                           12,534              9,765
    Deferred income on shipments to distributors                   31,807             21,948
                                                               ----------           --------
         Total current liabilities                                361,854            233,465
Long-term debt less current portion                               244,221             88,455
Deferred income taxes                                               8,933              8,933
Put warrants                                                       73,099                  0

Shareholders' equity:
    Common stock                                                  273,643            340,160
    Retained earnings                                             396,686            248,608
                                                               ----------           --------
         Total shareholders' equity                               670,329            588,768
                                                               ----------           --------
         Total liabilities and shareholders' equity            $1,358,436           $919,621
                                                               ==========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                Atmel Corporation
                    Condensed Consolidated Income Statements
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                 Three Months Ended         Nine Months Ended
                                                    (Unaudited)                 (Unaudited)
                                              Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                                   1996          1995          1996          1995
                                               --------      --------      --------      --------

Net revenues                                   $280,332      $168,784      $789,176      $433,950

Expenses:
      Cost of sales                             141,511        86,131       397,113       222,395
      Research and development                   29,239        17,142        81,104        48,228
      Selling, general and administrative        29,359        19,674        86,392        52,039
                                               --------      --------      --------      --------
           Total expenses                       200,109       122,947       564,609       322,662

Operating income                                 80,223        45,837       224,567       111,288
Interest income, net                                816         1,447         2,934         3,208
                                               --------      --------      --------      --------

Income before taxes                              81,039        47,284       227,501       114,496
Taxes on income                                  28,161        16,077        79,423        38,929
                                               --------      --------      --------      --------

Net income                                     $ 52,878      $ 31,207      $148,078      $ 75,567
                                               ========      ========      ========      ========
Earnings per share                                $0.53         $0.31         $1.48         $0.78
                                               ========      ========      ========      ========
Common shares and equivalents                   100,695       100,513       100,392        96,862
                                               ========      ========      ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                Atmel Corporation
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                       1996            1995
                                                                       ----            ----
Cash from operating activities
    Net income                                                    $ 148,078       $  75,567
    Items not requiring the use of cash
        Depreciation and amortization                                76,786          41,355
        Other                                                          (749)              0
    Changes in operating assets and liabilities
        Accounts receivable                                         (57,704)        (10,718)
        Inventories                                                 (17,034)         (2,587)
        Prepaid taxes and other assets                               (9,224)         (1,525)
        Trade accounts payable and other accrued liabilities        100,882         (24,309)
        Income taxes payable                                          2,768          12,001
        Deferred income on shipments to distributors                  9,859           3,244
                                                                  ---------       ---------
Net cash provided by operating activities                           253,662          93,028
                                                                  ---------       ---------
Cash from investing activities
        Acquisition of fixed assets                                (419,575)       (143,877)
        Acquisition of other assets                                 (11,246)         (9,334)
        Purchase of investments                                     (72,469)        (52,786)
        Sale or maturity of investments                              67,528          40,754
                                                                  ---------       ---------
Net cash used by investing activities                              (435,762)       (165,243)
                                                                  ---------       ---------
Cash from financing activities
        Issuance of common stock                                      9,037         110,746
        Issuance of notes payable                                    38,990          15,984
        Principal payments on notes                                  (1,498)         (1,173)
        Proceeds from capital leases                                182,345          45,465
        Principal payments on capital leases                        (38,591)        (27,837)
                                                                  ---------       ---------
Net cash provided by financing activities                           190,283         143,185
                                                                  ---------       ---------
Effect of foreign currency translation adjustment                    (5,080)              0
                                                                  ---------       ---------

Net cash provided                                                     3,103          70,970
        Cash at beginning of period                                 105,534          35,556
                                                                  ---------       ---------
        Cash at end of period                                     $ 108,637       $ 106,526
                                                                  =========       =========
Interest paid                                                     $   8,280       $   5,875
Issuance of common stock for purchase of other assets             $   2,625       $   2,879
Income taxes paid                                                 $  78,309       $  21,231
Fixed asset purchases in accounts payable                         $   5,836       $  18,154

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                Atmel Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                             (Dollars in thousands)
                                   (Unaudited)


1.    Basis of Presentation and Accounting Policies

These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of September 30, 1996 and the results of operations and cash flows for the three month and nine month periods ended September 30, 1996 and 1995. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report to Shareholders for the year ended December 31, 1995. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The income statements for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.


2.    Inventories

Inventories are stated at the lower of cost (first-in, first-out for materials and purchased parts and average cost for work in progress) or market.

                                        September 30, 1996     December 31, 1995
                                        ------------------     -----------------
      Materials and purchased parts                $11,193               $ 6,340
      Work in progress                              54,382                42,202
                                                   -------               -------
      Total                                        $65,575               $48,542
                                                   =======               =======

3.    Earnings Per Share

Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of outstanding stock options.

4.    Put Warrants

In connection with the Company's stock repurchase program, put warrants were sold to an independent third party during the nine months ended September 30, 1996. The put warrants entitle the holder to sell shares of Atmel common stock to the Company at specified prices. The Company received $9,223 from the sale of the put warrants. The warrants expire at various dates between January 22, 1997 and May 28, 1997 and may be settled in cash at Atmel's option. The maximum potential repurchase obligation of $73,099 has been reclassified from shareholders' equity to put warrants as of September 30, 1996. There was no impact on earnings per share in the nine months ended September 30, 1996 and no warrants were exercisable during that period.

Additionally, during the same period the Company used the proceeds from the sale of the put warrants to purchase call warrants. These warrants entitle the Company to buy from the same independent third party shares of Atmel common stock. The call warrants have similar expiry dates as the put warrants and may be settled in cash at Atmel's option. No call warrant was exercised during the nine months ended September 30, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investors are cautioned that the Management's Discussion and Analysis of Financial Condition and Results of Operation contains certain trend analysis and other forward-looking statements that involve risks and uncertainties. Actual events and results may differ materially due to the effect of changing economic conditions, conditions in the overall semiconductor market (including the historic and present cyclicality of the industry), product demand and market acceptance risks, the impact of competitive products and pricing, product development and technological risks and other risk factors identified from time to time in the Company's Security and Exchange Commission filings.

Results of Operations

The following table sets forth for the periods indicated certain operating data as a percentage of total revenues:

                                         Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                           1996      1995        1996      1995
                                           ----      ----        ----      ----

Net revenues                              100.0%    100.0%      100.0%    100.0%

Expenses
     Cost of sales                         50.5      51.0        50.3      51.2
     Research and development              10.4      10.2        10.3      11.1
     Selling, general and administrative   10.5      11.7        10.9      12.0
                                          -----     -----       -----    ------
Total expenses                             71.4      72.9        71.5      74.3

Operating income                           28.6      27.1        28.5      25.7
Interest income, net                        0.3       0.8         0.4       0.7
                                          -----     -----       -----    ------
Income before taxes                        28.9      27.9        28.9      26.4
Taxes on income                            10.0       9.5        10.1       9.0
                                          -----     -----       -----    ------
Net income                                 18.9%     18.4%       18.8%     17.4%
                                          =====     =====       =====     =====

Net revenues increased 66.1 percent to $280.3 million in the quarter ended September 30, 1996 from $168.8 million in the corresponding quarter of 1995. The majority of this growth was from the

Company's products sold primarily to the computer peripheral, telecommunication and consumer markets. Net revenues for the first nine months ended September 30, 1996 grew 81.9 percent to $789.2 million over the same period last year from $433.9 million. Similar to the quarter ended September 30, 1996, the majority of this growth was due to the increase in the unit volume sales of the Company's products as well as from the inclusion of revenues from Atmel ES2, the Company's subsidiary acquired in April 1995. The Company's book-to-bill ratio fell below
1.0 during the third quarter of 1996 due principally to weakness and increased competition for EPROM products, as well as reflecting the downturn experienced by the semiconductor industry in the first nine months of 1996. The company believes that 1996 fourth quarter revenues and earnings could be flat with the third quarter of 1996. A continuation of current industry conditions could adversely affect the Company's operating results.

Cost of sales as a percentage of net revenues declined to 50.5 percent in the third quarter of 1996, from 51.0 percent in the corresponding period of 1995 and for the first nine months to 50.3 percent in 1996 from 51.2 percent in the corresponding period in 1995. The decrease in cost of sales as a percentage of net revenues was primarily due to increased unit output from the Company's manufacturing facilities worldwide. Cost of sales could be negatively impacted if the Company is unable to utilize the capacity from its Colorado Springs facility or the facility that is under construction in Rousset, France.

As a percentage of revenues, research and development increased to 10.4 percent in the third quarter of 1996, from 10.2 percent in the corresponding quarter of 1995. As a percentage of revenues, research and development for the first nine months of 1996 decreased to 10.3 percent from 11.1 percent. The decrease is primarily due to a large portion of the cost associated with the new fabrication facility in Colorado Springs, Colorado which was allocated to research and development expense in 1995. Research and development expense increased 70.6 percent from $17.1 million in the third quarter of 1995 to $29.2 million in the third quarter of 1996. Research and development expense for the first nine months of 1996 increased 68.2 percent to $81.1 million from $48.2 million in the corresponding period of 1995. The increase was primarily due to increased staffing and related costs to support the Company's ongoing program to reduce the size of its integrated circuits, currently from 0.6 micron to 0.5 micron line widths; enhancement of mature products; development of new products and advanced CMOS and BiCMOS process technology. The Company believes that continued investment in process technology and product development are essential for it to remain competitive in the markets it serves, and support new emerging markets with advanced products.

Selling, general and administrative expense increased 49.2 percent to $29.4 million in the third quarter of 1996 from $19.7 million in the third quarter of 1995, while declining as a percentage of revenues from 11.7 percent in 1995 to
10.5 percent in 1996. Selling, general and administrative expense for the first nine months of 1996 increased 66.0 percent to $86.4 million from $52.0 million in the corresponding period of 1995. The increase in expenditures is due to the addition of sales and administrative personnel to meet the growth of the Company's business.

Interest income from the Company's investment in treasury bonds, municipal securities, corporate bonds, and money market funds, net of interest expense on capital lease financing and other borrowings and net of foreign exchange gain/loss from the movements of the United States dollar, particularly against the Japanese Yen, has remained relatively constant for the periods under comparison.

The Company's effective tax rate for the first nine months increased to 34.9 percent from 34.0 percent of the corresponding period of 1995. The increase was primarily due to the expiration of federal research and development credit

Net income of $52.9 million for the third quarter of 1996 increased by 69.4 percent from $31.2 million in the corresponding period of the prior year. Net income for the first nine months of 1996 increased 96.0 percent to $148.1 million from $75.6 million of the corresponding period of 1995.

Liquidity and Capital Resources

At September  30, 1996,  the Company had $171.6  million in cash and  short-term investments, a decrease of $8.4 million from December 31, 1995, and $79.4 million in net working capital, a decrease of $53.2 million from December 31, 1995. At September 30, 1996, the Company had long-term investments of $88.0 million, an increase of $16.4 million from December 31, 1995. In addition, Atmel ES2, the Company's subsidiary located in Rousset, France, has obtained approximately $65.0 million of long-term financing, plus an option to obtain an additional $80.0 million medium-term credit line from a consortium of banks and insurance companies. The Company is the guarantor of this financing. As of September 30, 1996, Atmel ES2 has drawn down $87.0 million from the foregoing financing arrangement. During the nine months ended September 30, 1996, the Company obtained $123.8 million of lease financing for a period of four to eight years. The average annual interest rate on this lease financing is 6.73%. At September 30, 1996 the long-term debt as a percentage of shareholders' equity increased to 36.4 percent compared to 15 percent at December 31, 1995.

During the nine months ended September 30, 1996, the Company generated net cash flows from operations of $253.7 million and made fixed assets additions of approximately $419.6 million, principally for expanding manufacturing capacities at Colorado Springs, Colorado and Rousset, France. The Company currently plans to spend an additional $100.0 million through 1996 for completion of its new manufacturing facility in France.

The Company believes that its existing cash balance in excess of $250.0 million, together with cash flows from operations and other funding sources currently in place should be sufficient to meet the Company's liquidity and capital requirements through June 1997. The Company may, however, seek additional equity or debt financing to fund the expansion of its wafer fabrication capacity or other projects; the timing and amount of such capital requirements cannot be precisely determined at this time.

PART II.   OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Securities Holders

      There were no matters submitted to a vote of securities holders during the quarter ended September 30, 1996.


Item 6.    Exhibits and Reports on Form 8-K

      (A)  Exhibits:

           11.1 Statement of Computation of Earnings Per Share.


      (B) Reports on Form 8-K:

           There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  ATMEL CORPORATION
                                   ---------------------------------------------
                                                     (Registrant)



November 12, 1996                            /s/  GEORGE PERLEGOS
                                   ---------------------------------------------
                                                  George Perlegos
                                        President, Chief Executive Officer
                                             (Principal Executive Officer)



November  12, 1996                           /s/  KRIS CHELLAM
                                   ---------------------------------------------
                                                  Kris Chellam
                                    Vice President, Finance and Administration
                                    (Principal Financial and Accounting Officer)