Form 10-K
period 1996-12-31
ATMEL CORP
filed 1997-03-27
CIK 872448

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

 |X| ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1996
                                       OR
 |_| TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                         Commission file number: 0-19032

                                ATMEL CORPORATION
             (Exact name of registrant as specified in its charter)

         California                                         77-0051991
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                2325 Orchard Parkway, San Jose, California 95131
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 441-0311

                        ---------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

                        ---------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES X NO
              ---   ---

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 7, 1997 as reported on the Nasdaq National Market, was approximately $2,270,674,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 1997, Registrant had outstanding 100,695,000 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 is incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 1997 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

General

         Atmel Corporation (Atmel or the Company) designs, develops, manufactures and markets a broad range of high performance non-volatile memory and logic integrated circuits using its proprietary complementary metal-oxide semiconductor (CMOS) technologies. Atmel's strategy is to offer products that provide the enabling technology and features that allow the Company's customers to develop and bring to market new, high value-added systems and products. The Company's non-volatile memory products consist primarily of erasable programmable read-only memories (EPROMs), electrically erasable programmable read-only memories (EEPROMs) and Flash memories; and its logic products consist of programmable logic devices (EPLDs and FPGAs), application-specific integrated circuits (ASICs) and Flash-based microcontrollers. The Company's products are differentiated by speed, density, power usage and specialty packaging. These products are used in a range of applications in the computing, telecommunications, industrial control and instrumentation, consumer electronics, automotive and avionics markets.

Products

         The Company's products consist primarily of EPROMs, parallel-interface and serial-interface EEPROMs, Flash memories, EPLDs, Flash-based microcontrollers and ASICs. Substantially all of the Company's products are based on its proprietary CMOS process technology. Within each product family, the Company offers its customers products with a range of speed, density, power usage, specialty packaging and other features.

         EPROMs. The Company shipped its first EPROM in early 1986. The worldwide EPROM market is intensely competitive and characterized by commodity pricing. The Company's strategy is to target the high performance end of this market by offering faster speed, higher density and lower power usage devices, often in specialty packages not commonly available from other manufacturers. The Company currently offers EPROMs with access speeds of 150 nanoseconds to 45 nanoseconds and densities of 256 kilobits to 8 megabits. These products are generally used to contain the operating programs of embedded microcontroller or DSP-based systems, such as hard disk drives, CD-ROM drives and modems.

         Parallel-Interface EEPROMs. The Company is the leading supplier of high performance parallel-interface EEPROMs. The Company introduced its first parallel-interface EEPROM product, a 64K-bit EEPROM, in February 1986. The Company believes that its parallel-interface EEPROM products, all of which are full featured, represent the most complete parallel-interface EEPROM product family in the industry. The Company has maintained this leadership role through early introduction of high speed and low power consumption CMOS devices. The Company was the industry's first supplier of a sub-100 nanoseconds 256K parallel-interface EEPROM and the first volume producer of a 1-megabit and 4-megabit devices. The Company is the sole-source supplier for several customers for certain parallel-interface EEPROM devices. In the design of its product family, the Company has emphasized device reliability, achieved partly through the incorporation of on-chip error detection and correction features. The Company currently offers parallel-interface EEPROMs with access speeds of 300 nanoseconds to 55 nanoseconds and densities of 16 kilobits to 4 megabits. These products are generally used to contain frequently updated data in cellular telephones, communications infrastructure equipment and avionics navigation systems.

         Serial-Interface EEPROMs. Atmel used its parallel-interface EEPROM technology leadership and 6-inch sub-micron fabrication capability by entering the serial-interface EEPROM market in 1991. This move allowed the Company to substantially broaden its EEPROM product offerings to include most package and temperature configurations required by customers in certain segments of the serial-interface EEPROM market (i.e., the 2-wire, 3-wire and 4-wire market segments). The serial-interface EEPROM product line incorporates many of the reliability, speed and other features of the Company's parallel-interface EEPROM products. The Company currently offers serial-interface EEPROMs with access speeds of 20 to 4 milliseconds and densities of 1 kilobit to 256 kilobits. These products are generally used to contain user-preference data in cellular and cordless telephones, home appliances and computer peripherals.

         Flash Memories. Flash memories represent the latest technology in non-volatile devices that can be reprogrammed in-system. Flash memories offer a middle ground in price and features between EPROMs, which can be reprogrammed only a few times and only if removed from a system, and relatively more expensive parallel-interface EEPROMs, in which any individual byte of data can be reprogrammed on the device in-system tens to hundreds of thousands of times. The Company believes that many of its competitors in the Flash memory market offer devices based on EPROM technology. The Company's use of EEPROM technology as the basis for its Flash memories affords the Company's Flash memory products a number of technical advantages that the Company believes currently are not offered by its competitors' products. The Company's EEPROM-based Flash memories can be written using a much lower power, use a simple self-timed write sequence and avoid the additional system complexity and time required to reprogram Flash memories that are designed based on EPROM technology. These features offer system designers considerable improvements in convenience, system cost and reliability over other Flash memories. Introduced in late 1989, Atmel's Flash memories, based on its EEPROM technology, were the industry's first Flash memory that can be reprogrammed using only a single 5 volt power source, a single 3 volt power source or a single 2.7 volt power source as opposed to the heavier, larger and more expensive 12 volt power source typically utilized by many EPROM-based Flash memories. These lower power requirements are particularly important in portable telecommunications and consumer electronic products and other systems where small size and weight and longer battery life are critical customer requirements. In early 1997, the Company expanded its Flash product offerings by introducing a range of products based on its EPROM technology.
These new products are being introduced into the market place. The Company currently offers Flash memories with densities of 256 kilobits to 8 megabits.

         The flexibility and ease of use of the Company's Flash memories make them an attractive alternative to EPROMs in systems where program information stored in memory must be rewritten after the system leaves its manufacturing environment. In addition, many customers use Flash memories within the system manufacturing cycle, affording the customer in-system diagnostic and test programming prior to reprogramming for final shipment configuration. The reprogrammability of Flash memories also serves to support later system upgrades, field diagnostic routines and in-system reconfiguration, as well as capturing voice and data messages for later review.

         The Company's memory products are used to provide non-volatile program and data storage in digital systems for a variety of applications and markets, including computing, telecommunications, data communications, consumer electronics, automotive, industrial/instrumentation and military/avionics.

         EPLDs.  Atmel  shipped its first  erasable  programmable  logic  device
(EPLD) product in November 1987. Atmel has developed a line of EPLDs, ranging from 500 to 5,000 gates, that are reprogrammable and that incorporate non-volatile elements from its CMOS EEPROM technology. These devices are often used as prototyping and pre-production devices, and allow for later conversion to gate array products for volume production. Atmel offers customers the ability to migrate from EPLDs (either its own or competitors') to Atmel gate arrays with minimal conversion effort. The Company offers CMOS EPLDs with high performance and low power consumption. Atmel's EPLDs have device speeds as fast as 5 nanoseconds and can support high speed microprocessor-based applications.

         Atmel has adopted the use of industry standard computer-aided engineering (CAE) design tools for customer programming of its EPLDs. The Company's EPLD product architecture facilitates support from a variety of design tool vendors, affording the customer greater flexibility and lower cost than competing architectures, which typically incorporate proprietary programming requirements. The Company has cultivated close working relationships with leading independent CAE tool vendors to supply low cost, industry-standard design and programming equipment for the Company's customers. Currently, the Company's EPLDs are supported with software tools from vendors including Viewlogic, Data I/O Corporation, IS Data, Logical Devices and MINC. Atmel's EPLD products are used in a broad range of markets and applications including telecommunications, computers, industrial and military/avionics.

         FPGAs. In March 1993, Atmel acquired the technology and certain technical personnel of Concurrent Logic, Inc., a designer of field programmable gate arrays (FPGAs), to expand the breadth of the Company's user-configurable logic device product offerings. The Company believes that its FPGA designs are well suited for data and computation intensive applications and will also afford its customers a migration path among logic solutions as their volume and cost requirements change. Atmel's AT6000 FPGAs were first shipped by the Company in the first quarter of 1994 and are being used in graphics, image processing, networking and telecommunications applications, often as a co-processor to a digital signal processor (DSP) to speed-up certain software routines by implementing them in hardware. The devices range in density from 2,000 to 20,000 usable gates.

         ASICs. The Company manufactures and markets semicustom gate arrays and cell-based integrated circuits (CBICs), as well as full custom application-specific integrated circuits (ASICs), to meet customer requirements for high performance logic devices in a broad variety of customer-specific applications. These logic devices are designed to achieve highly integrated solutions for particular applications by combining a variety of logic functions on a single chip rather than using a multi-chip solution. In mid-1990, the Company introduced its CMOS gate array product family to satisfy high gate count and high performance requirements, primarily in computer, avionics and military applications. The Company's gate array family consists of devices ranging from 2,000 gates to more than 1,120,000 gates. Each of these gate arrays utilizes logic elements from the Company's 1.0 and 0.5-micron cell libraries and minimizes gate delays to as little as 256 picoseconds. In 1995, through the acquisition of European Silicon Structures (now, Atmel ES2), the Company entered the CBIC business, with a range of products that may include standard digital and analog functions, as well as non-volatile memory elements and large pre-designed macro functions all mixed on a single chip. The Company's ASIC products are targeted primarily at customers whose high-end applications require high-speed, high-density or low or mixed-voltage devices. However, Atmel offers special versions of its devices to serve as upgrade and consolidation paths for users of one or more of the Company's EPLDs or competing vendors' complex PLDs or FPGAs.

         To develop gate arrays and CBICs, system designers require sophisticated development aids. These CAE tools include logic synthesizers, logic circuit simulators, timing analysis and verification tools, test pattern generators and testability graders, automated circuit placement and interconnection programs and mask tooling generators. As with its EPLDs and FPGAs, the Company has chosen to rely on industry-standard CAE design tools to provide its customers access to reliable, state-of-the-art development tools. Currently, the Company's ASICs are supported with software tools from vendors including Cadence Design Systems, Viewlogic, Mentor Graphics, Synopsys, High Level Design Systems and Very Test.

         The Company is working closely with certain customers to develop and manufacture custom ASIC products for the Company to sell on a sole-source basis. The Company also has agreements to produce custom products including radio-frequency powered identification chips targeted at smart card devices.

         Microcontrollers. Atmel offers 3 families of microcontrollers. The first integrates the industry standard 8-bit Intel 80C31 controller with the Company's EEPROMs and Flash memories. The Company licensed this controller technology from Intel on a non-exclusive basis. The second is a similar integration utilizing a proprietary 8-bit reduced-instruction-set computer
(RISC) architecture that is significantly higher performance and lower cost than the standard Intel 80C31 architecture. The third is a licensed 16/32-bit RISC, the ARMTM, from Advanced RISC Machines, offered first as a macro function in the Company's CBIC library. The Company is targeting these 8-bit microcontrollers for use in embedded control applications in consumer electronics, automotive, computer, telecommunications and industrial markets. The incorporation of the Company's non-volatile memory technology in this microcontroller line offers customers increased configuration flexibility and field programmability.

Technology

         Since its formation, Atmel has focused its efforts on developing advanced CMOS processes that can be used to manufacture reliable non-volatile elements for memory and logic integrated circuits. The Company believes that it is a leader in single and multiple-layer metal, non-volatile CMOS processing, which enables it to produce its high-density, high-speed and low-power memory and logic products.

         Increasing the number of layers of a CMOS device raises a number of technological issues. First, each additional layer requires an additional photomask, adding complexity to the manufacturing process. Also, because non-volatile circuit elements typically generate higher internal voltages, the layers of isolation material are required to be thicker and more effective than other devices. Adding more and thicker layers increases surface irregularities in the device, further complicating the manufacturing process. These surface irregularities can cause brittle metal layers to break, which result in device failure. The Company believes that by virtue of its expertise in manufacturing CMOS and non-volatile integrated circuits, it is able to produce multiple-layer metal devices that are as fast as or faster than comparable single-layer devices manufactured by its competitors.

         The Company's current integrated circuits incorporate effective feature sizes as small as 0.5 microns and, on its memory products, oxide tunnels within the silicon semiconductor layers of less than 80 angstroms. To enable it to continue to serve the high performance requirements of its customers, the Company is developing CMOS and BiCMOS processes which support effective feature sizes as small as 0.35 microns.

Manufacturing

         The Company processes wafers for its integrated circuits primarily at its manufacturing facility located in Colorado Springs, Colorado. This facility, which consists of a Class 10 wafer fabrication line and a Class 1 wafer fabrication line and additional buildings for engineering and test operations, enables the Company to process in volume 6-inch wafers, with effective feature sizes as small as 0.35 microns. The Company also has two semiconductor fabrication facilities located in Rousset, France - an original plant and a newly constructed facility. The original 6-inch fabrication area was converted from a prototype plant to a production facility, which allowed the Company to increase manufacturing output fourfold. In addition, the construction of a new 388,000 square-foot manufacturing plant was completed during the year. This facility will produce 8-inch silicon wafers using a new 0.35-micron process. Because the Company relies on its Colorado Springs and Rousset facilities for wafer fabrication, its business and operating results would be adversely affected if wafer fabrication at these facilities were interrupted for any reason, including factors beyond the Company's control. The Company plans to make substantial capital expenditures during 1997 to increase its wafer fabrication capacity at its existing facilities and also for installation of equipment at its new facility in Rousset.

         The fabrication of semiconductor products such as those sold by the Company is highly complex and sensitive to dust and other contaminants, thus requiring production in a highly controlled and clean environment. Minute impurities, difficulties in the fabrication process or defects in the masks used to print circuits on the wafers or other factors can cause a substantial percentage of the wafers to be rejected or numerous die on each wafer to be nonfunctional. The Company has, from time to time, experienced delays in product shipments due to yield problems and may experience problems in achieving acceptable yields in the manufacture of wafers, particularly in connection with the planned expansion of its capacity. To optimize wafer yield and minimize quality problems, the Company tests its products at various stages in the fabrication process, performs high-temperature burn-in qualification and continuous reliability monitoring on all products, and conducts numerous quality control inspections throughout the entire production flow using analytical manufacturing controls. While the Company's personnel have substantial experience in the fabrication process, the Company may experience production delays or difficulties in achieving or maintaining acceptable yields of functional devices. Any such prolonged delays or difficulties would adversely affect the Company's operating results.

         Average selling prices typically decrease over the life of a product as volumes increase and competitors enter the market. The Company relies primarily on obtaining cost reductions in the manufacture of products, increased unit demand to absorb fixed costs and introducing new, higher-priced products which incorporate advanced features in order to offset such selling price declines. To the extent that such cost reductions, increased unit demand and new product introductions do not occur in a timely manner, operating results will be adversely affected.

         In general, the raw materials and equipment used in the production of the Company's integrated circuits are available from several suppliers and the Company is not dependent upon any single source of supply. Although shortages have occurred and lead times have been extended in the industry on occasion, the Company has not experienced any material difficulties in obtaining raw materials or equipment to date.

         Federal, state and local regulations impose various environmental controls on the discharge or disposal of toxic, volatile or otherwise hazardous chemicals and gases used in the manufacturing process. While the Company believes it has all environmental permits necessary to conduct its business and that its activities conform to present environmental regulations, increasing public attention has been focused on the environmental impact of semiconductor operations. While the Company has not experienced any material adverse effect on its operations from governmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended.

         The  Company  manufactures  wafers  for its  products  in its  Colorado
Springs and Rousset facilities. The wafers are then sorted and probed at the Company's facilities. After wafer probing, the wafers are shipped to one or more of the Company's independent assembly contractors, located in Hong Kong, The Philippines, South Korea, Taiwan and Thailand where the wafers are separated into die, packaged and, in some cases, tested. Once packaged, most of the integrated circuits are shipped back to Atmel's facilities, where the Company performs final testing before shipment to its customers. The Company's reliance on independent contractors to assemble and package its products involves significant risks, including reduced control over quality and delivery schedules, the potential lack of adequate capacity and discontinuance or phase-out of such contractors' assembly processes. There can be no assurance that such contractors will continue to assemble, package and test products for the Company. In addition, because the Company's assembly contractors are located in foreign countries, the Company is subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates.

         The Company offers its customers numerous packaging options for its standard products. The Company believes that by providing multiple packaging options, it can target its products to niche markets, which are less susceptible to competitive pricing pressures than commodity markets. An example of this is the Company's surface mount packaging, which allows greater ease of assembly, higher reliability and reduced overall system size.

Marketing and Sales

         The Company markets its products worldwide to a diverse base of original equipment manufacturers (OEMs) serving primarily commercial markets. In the United States and Canada, the Company sells its products to large OEM accounts primarily through manufacturers' representatives and through national and regional distributors. The Company supports this sales network from the Company's headquarters in San Jose, California and through regional offices in Southern California, Colorado Illinois, Massachusetts, Minnesota, New Jersey, North Carolina and Texas. Sales to domestic OEMs and to domestic distributors, as a percentage of worldwide net revenues were 32 percent and 11 percent in 1996, 35 percent and 13 percent in 1995, and 39 percent and 13 percent in 1994, respectively.

         The Company recognizes revenues on products shipped to domestic distributors only after the product has been shipped by the distributor to its end customer. Consistent with industry practice, the Company provides its distributors with stock balancing and price protection rights, which permit distributors to return slow-moving products for credit and allow price adjustments on product inventories if the Company lowers the price of those products.

         Sales to foreign customers are made primarily through international distributors, who are managed from the Company's headquarters in San Jose and from its foreign sales offices in: Kanata,

Canada; Camberley, England; Frankfurt and Raubling, Germany; Helsinki, Finland; Hong Kong; Paris, France; Agrate Brianza, Italy; Tokyo, Japan; Seoul, South Korea; Singapore; and Taipei, Taiwan. Foreign product sales were approximately 57 percent, 52 percent and 48 percent of total revenues in 1996, 1995 and 1994, respectively. Although foreign sales are subject to certain government export restrictions, to date the Company has not experienced any material difficulties because of these restrictions. Atmel expects that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes and export license requirements. Because the majority of the Company's foreign sales are denominated in United States dollars, the Company's products may become less price competitive in countries with currencies declining in value against the dollar.

         The Company believes that its network of manufacturers' representatives and distributors provides effective coverage of existing and potential OEM customers while minimizing the costs associated with a large direct sales force. The Company's agreements with its manufacturers' representatives and domestic and international distributors are generally terminable by either party on short notice, subject to local laws. The Company's marketing, sales and support organization at December 31, 1996 consisted of 217 persons.

         In 1996, 1995 and 1994, Motorola, Inc. accounted for 12.0 percent, 16.9 percent and 21.5 percent of the Company's net revenues, respectively.

         The Company typically has agreements with its customers, including Motorola, Inc., that allow the customers to cancel their orders on short notice and without penalty, and therefore these agreements may not be a meaningful indicator of future revenues.

Research and Development

         The Company believes that significant investment in research and development is critical to its continued success, growth and profitability, and therefore intends to continue to devote substantial resources, including management time, to achieve its objectives. These objectives include increasing the performance of its existing product lines, developing new product lines drawing on its expertise in CMOS non-volatile process and design technologies, and developing new process and design technologies. The Company focuses its efforts on improving the speed, density, power usage and reliability of its existing product families. The Company continues to develop new products and revise some of its current products with smaller effective feature sizes, the fabrication of which will be substantially more complex than fabrication of the Company's current products. No assurance can be given that the Company's product and process development efforts will be successful or that its new products will achieve market acceptance.

         At December 31, 1996, approximately 203 employees were engaged in research and development at the Company. During 1996, 1995 and 1994 the Company spent $110.2 million, $69.8 million, and $43.0 million, respectively, on research and development. Research and development expenses are charged to operations as incurred. The Company expects that these expenditures will continue to increase in the future.

Competition

         The semiconductor industry is intensely competitive and is characterized by rapid technological change, rapid product obsolescence and price erosion. The semiconductor industry has historically been characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with or in anticipation of maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity and subsequent accelerated erosion of average selling prices, and in some cases have lasted for more than a year. The Company's business could be materially and adversely affected by an industry-wide downturn.

         The Company's competitors include many large domestic and foreign companies which have substantially greater financial, technical, marketing and management resources than the Company, as well as emerging companies attempting to sell products to specialized markets, including those addressed by the Company. The Company believes that no single competitor offers products that compete across the Company's entire product line.

         The Company competes principally on the basis of the technical innovation and performance of its CMOS products, including their speed, density, power usage, reliability and specialty packaging alternatives as well as on price and product availability. The Company believes that it competes favorably with respect to each of these factors. While the Company's strategy is to target niche markets, which the Company believes are typically less susceptible to competitive pricing pressure than commodity markets, the Company experiences significant price competition, particularly in connection with the sale of non-volatile memory products, and may experience increased price competition in other niche markets in the future, which would adversely affect its operating margins.

         The ability of the Company to compete successfully depends on a number of factors, including its success in designing and manufacturing new products that implement new technologies, the rate at which customers incorporate the Company's products into their systems, product introductions by the Company's competitors, the number and nature of its competitors in a given market, and general market and economic conditions. Many of these factors are outside of the Company's control. The Company is continually in the process of designing and commercializing new and improved products to maintain its competitive position. The success of new product introductions depends upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. The development of new products by the Company and their design-in to customers' systems can take as long as three years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs, and the successful introduction of the Company's products may be adversely affected by competing products or technologies serving markets addressed by the Company's products. There can be no assurance that the Company will be able to compete successfully in all areas in the future.

Patents and Licenses

         The Company currently maintains a portfolio of United States patents and has patent applications on file with the U.S. Patent and Trademark Office. In addition, the Company has adopted an internal patenting program and expects to continue to file patent applications where appropriate to protect its proprietary technologies. However, the Company believes that its continued success depends primarily on factors such as the technological skills and innovative abilities of its personnel rather than on its patents. In addition, no assurance can be given that patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

         As is typical in the semiconductor industry, the Company has from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering the Company's products or processes. In the past, the Company has been involved in such litigation, which adversely affected its operating results. There can be no assurance that intellectual property claims will not be made against the Company in the future, or that the Company will not be prohibited from using the technologies subject to such claims by third parties or be required to obtain licenses and make related royalty payments. In addition, the necessary management attention to and legal costs associated with technology litigation can have a significant adverse affect on operating results.

Employees

         At December 31, 1996, the Company had 3,914 full-time equivalent employees, including 217 in sales, marketing and customer support, 3,320 in manufacturing, maintenance and support, 203 in research and product development and 174 in finance and administration.

         The Company's future success depends in large part on the continued service of its key technical and management personnel and on its ability to continue to attract and retain qualified employees, particularly those highly-skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees, none of whom is subject to an employment agreement for a specified term or post-employment non-competition agreement, could have a material adverse effect on the Company.

         The Company has never had a work stoppage, no employees are represented by a labor organization and the Company considers its employee relations to be good.

Executive Officers of the Registrant

         The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, and their ages are as follows:

        Name            Age              Position
        ----            ---              ---------
George Perlegos         47      Chairman, President and Chief Executive Officer
Gust Perlegos           49      Executive Vice President, General Manager
Tsung-Ching Wu          46      Executive Vice President, Technology
Kris Chellam            46      Vice   President,  Finance  and  Administration,
                                and Chief Financial Officer
B. Jeffrey Katz         53      Vice President, Marketing
Jack Peckham            55      Vice President, General Manager, ASIC Operations
Mikes N. Sisois         51      Vice President, Planning and Information Systems

         George Perlegos has served as the Company's President and Chief Executive Officer and a director from its inception in 1984. George Perlegos holds degrees in electrical engineering from San Jose State University (B.S.) and Stanford University (M.S.).

         Gust Perlegos has served as Vice President, General Manager and a director of the Company since January 1985, and as Executive Vice President since January 1996. Gust Perlegos holds degrees in electrical engineering from San Jose State University (B.S.), Stanford University (M.S.) and the University of Santa Clara (Ph.D.). Gust Perlegos is a brother of George Perlegos.

         Tsung-Ching Wu has served as a director of the Company since January 1985, and as Vice President, Technology since January 1986, and as Executive Vice President since January 1996. Mr. Wu holds degrees in electrical engineering from the National Taiwan University (B.S.), the State University of New York at Stony Brook (M.S.) and the University of Pennsylvania (Ph.D.).

         B. Jeffrey Katz has served the Company as Vice President, Marketing since November 1988. From 1987 to 1988 Mr. Katz was Vice President of Marketing and Sales at Mosaic Systems, Inc., a multi-chip module supplier. Mr. Katz was employed by Intel from 1977 to 1987 where he held various marketing positions, including Director of Marketing. Mr. Katz holds a B.S. in computer engineering from Case Western University.

         Kris Chellam has served the Company as its Vice President, Finance and Administration and Chief Financial Officer since September 1991. From 1979 until joining the Company, Mr. Chellam held various financial management positions with Intel Corporation in Europe and the United States. He is a member of the Institute of Chartered Accountants in England and Wales. Mr. Chellam completed his Cambridge Certificate of Education in Malaysia and obtained his chartered accountancy certification in London.

         Jack Peckham joined the Company in June 1985 as Director of Sales and was elected Vice President, Sales in January 1986 and General Manager, ASIC Operations in January 1992. Mr. Peckham holds a degree in marketing from Burdette College.

         Mikes N. Sisois joined the Company in February 1985 as Director of Information Systems and has served as Vice President, Planning and Information Systems since January 1986. Mr. Sisois holds a B.S. in engineering from San Jose State University, and an M.B.A. and Ph.D. from the University of Santa Clara.


ITEM 2.  PROPERTIES

         The Company's headquarters are located in San Jose, California. The Company completed construction of its own building in April 1996 and moved into this new building shortly thereafter. This 291,000-square-foot building is occupied by product design, engineering, final product testing, research and development, sales, marketing and administrative personnel. The Company owns a semiconductor wafer fabrication plant and test facilities, occupying 450,000 square feet, located in Colorado Springs, Colorado.

         The Company also has two semiconductor fabrication facilities located in Rousset, France - an original plant and a newly constructed facility. The original 6-inch fabrication area was converted from a prototype plant to a production facility, which allowed the Company to increase manufacturing output fourfold. In addition, the construction of a new 388,000 square-foot manufacturing plant was completed during the year. This facility will produce 8-inch silicon wafers using a new 0.35-micron process.

         The Company also leases a research and development facility in Columbia, Maryland and sales offices in: Anaheim Hills, California; Denver,
Colorado; Hoffman Estates, Illinois; Braintree, Massachusetts; Bloomington, Minnesota; Princeton, New Jersey; New York, New York; Raleigh, North Carolina; Austin and Dallas, Texas, as well as in Kanata, Canada; Camberley, England; Frankfurt and Raubling, Germany; Helsinki, Finland; Paris, France; Hong Kong; Agrate Brianza, Italy; Tokyo, Japan; Seoul, South Korea; Singapore; and Taipei, Taiwan. The Company's 1996 aggregate average monthly rental payments for its facilities are approximately $182,000. The Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms to meet its current and foreseeable requirements.

ITEM 3.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND RELATED  SHAREHOLDER
         MATTERS

         The information required by this Item is incorporated by reference to the sections entitled "Selected Quarterly Financial Data" and "Common Stock Data" of the Registrant's 1996 Annual Report to Shareholders.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The information required by this Item is incorporated by reference to the section entitled "Financial Highlights" of the Registrant's 1996 Annual Report to Shareholders.


ITEM 7.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS

         The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's 1996 Annual Report to Shareholders.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated by reference to the Consolidated Financial Statements, related notes thereto and Report of Independent Accountants and to the section entitled "Selected Quarterly Financial Data" which appear in the Registrant's 1996 Annual Report to Shareholders.


ITEM 9.  CHANGES  IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING  AND
         FINANCIAL DISCLOSURE

         Not applicable.

         With the exception of the information incorporated by reference from the 1996 Annual Report to Shareholders in Parts II and IV of this Form 10-K, the Registrant's Annual Report to Shareholders is not to be deemed filed as part of this Report.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Information required by this Item regarding directors and executive officers set forth under the captions "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 1997 (the "1997 Proxy Statement"), is incorporated herein by reference. Information regarding identification of Registrant's executive officers is set forth in Part I, Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this Item regarding compensation of Registrant's directors and executive officers set forth under the captions "Director Compensation" and "Executive Compensation" in the 1997 Proxy Statement is incorporated herein by reference (except to the extent allowed by Item 402
(a)(8) of Regulation S-K).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item regarding beneficial ownership of Registrant's Common Stock by certain beneficial owners and management of Registrant set forth under the caption "Security Ownership" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item regarding certain relationships and related transactions with management set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the 1997 Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report on Form 10-K:

         1. Financial Statements. The following Consolidated Financial Statements of Atmel Corporation and Report of Independent Accountants are incorporated by reference to the Registrant's 1996 Annual Report to
Shareholders:

         Consolidated  Statements  of Income for the Three Years Ended  December
          31, 1996

         Consolidated Balance Sheets as of December 31, 1996 and 1995

         Consolidated  Statements  of  Shareholders'  Equity for the Three Years
          Ended December 31, 1996

         Consolidated  Statements  of Cash  Flows  for  the  Three  Years  Ended
          December 31, 1996

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

         2. Financial Statement Schedules. The following financial statement schedules of Atmel Corporation for the years ended December 31, 1996, 1995 and 1994 are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Atmel Corporation.

          Schedule                                                          Page
          --------                                                          ----
                         Report of Independent Accountants on
                         Financial Statement Schedule                       S-1

              II         Valuation and Qualifying Accounts                  S-2

            Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

         3.  Exhibits.   The  following  Exhibits  are  filed  as  part  of,  or
incorporated by reference into, this Report on Form 10-K:

            3.1(3) Articles of Incorporation of Registrant, as amended to date.

            3.2(1)   Bylaws of Registrant.

            10.1(1)+ 1986   Incentive   Stock  Option  Plan,  as  amended,   and
                     forms of stock option agreements thereunder.

            10.2(1)+ 1991 Employee Stock Purchase Plan, as amended.

            10.3(3) Credit Agreement dated April 20, 1995, between Wells Fargo Bank and Registrant.

            10.4(1) Form of Indemnification Agreement between Registrant and its officers and directors.

            10.5(2)  Consulting   Agreement  by  and  between  Norman  Hall  and
                     Registrant dated March 1, 1990.

            10.6(4) 1996 Stock Plan, as amended and forms of agreements thereunder.

            11.1     Computation of Earnings Per Share.

            13.1 Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (except for the portions of the 1996 Annual Report to the Shareholders expressly incorporated by reference in the Report on Form 10-K, the 1996 Annual Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed").

            21.1     Subsidiaries of Registrant.

            23.1     Consent of Independent Accountants

            24.1     Power of Attorney (included on the signature pages hereof)

    (1) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991.

    (2) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

    (3) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

    (4) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (File No. 333-15823) filed on November 8, 1996.

    +    The item listed is a compensatory plan.

    (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   ATMEL CORPORATION

March 27, 1997                                     By:   /s/  George Perlegos
                                                         -----------------------
                                                         George Perlegos
                                                         President   and   Chief
                                                         Executive Officer





                                POWER OF ATTORNEY


         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Perlegos and Kris Chellam, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:


        Signature                                    Title                                        Date
        ---------                                    -----                                        ----
/s/  George Perlegos                         President, Chief Executive                         March 27, 1997
---------------------------------            Officer    (Principal     Executive
    (George Perlegos)                        Officer) and Director

/s/  Kris Chellam                            Vice    President,   Finance    and                March 27, 1997
---------------------------------            Administration and  Chief Financial
    (Kris Chellam)                           Officer  (Principal  Financial  and
                                             Accounting Officer)

/s/     Norm Hall                            Director                                           March 27, 1997
---------------------------------
       (Norm Hall)

/s/  Gust Perlegos                           Director                                           March 27, 1997
---------------------------------
    (Gust Perlegos)



/s/  T. Peter Thomas                         Director                                           March 27, 1997
---------------------------------
    (T. Peter Thomas)

/s/  Tsung-Ching Wu                          Director                                           March 27, 1997
---------------------------------
    (Tsung-Ching Wu)

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE




Our report on the consolidated financial statements of Atmel Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 22 of the 1996 Annual Report to Shareholders of Atmel Corporation. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index on page 15 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly the information required to be included therein.



                                                    /s/ Coopers & Lybrand L.L.P.







San Jose, California
January 16, 1997
                                      S-1

                                                             Schedule II

                                                          ATMEL CORPORATION
                                                  VALUATION AND QUALIFYING ACCOUNTS
                                    For the fiscal years ended December 31, 1996, 1995, and 1994
                                                           (In thousands)



                                             Balance at      Charged      Charged
                                            Beginning of   (Credited)    (Credited)                      Balance at
Description                                    Period      to Expenses   to Revenues     Deductions     End of Period
-----------                                    ------      -----------   -----------     ----------     -------------
Allowance for doubtful
accounts receivable:
Fiscal year ended 1994                       $  2,951      $  3,305      $   (266)      $  (377)(1)       $  5,613
Fiscal year ended 1995                          5,613         8,267        (1,180)          --              12,700
Fiscal year ended 1996                         12,700        19,425        (1,211)        (2,641)(1)        28,273

Estimated liability for
product warranty:
Fiscal year ended 1994                       $  8,915      $  7,000      $   (972)      $ (1,638)         $ 13,305
Fiscal year ended 1995                         13,305         2,314        (1,784)          --              13,835
Fiscal year ended 1996                         13,835         9,190       (12,423)           (51)           10,551

(1)  Represents write-off of specific accounts receivable balances.