Form 10-K/A
period 1996-12-31
ATMEL CORP
filed 1997-05-05
CIK 872448

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-K/A

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

            27.      Financial Data Schedule.

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