Form 10-Q
period 1997-03-31
ATMEL CORP
filed 1997-05-08
CIK 872448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
             FROM _______ TO _________



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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




ON MARCH 31, 1997, REGISTRANT HAD OUTSTANDING 99,259,282 SHARES OF COMMON STOCK.

                                ATMEL CORPORATION

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1997





                                      INDEX


                                                                                                                    PAGE
                                                                                                                    ----
PART I:       FINANCIAL INFORMATION

              Item 1        Financial Statements

                            Condensed Consolidated Balance Sheets at March 31, 1997 and December 31, 1996             1

                            Condensed Consolidated Income Statements for the three months ended March 31, 1997
                            and March 31, 1996                                                                        2

                            Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and
                            March 31, 1996                                                                            3

                            Notes to Consolidated Financial Statements                                                4

              Item 2        Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                                       4

PART II:                    OTHER INFORMATION                                                                         8

              Item 6        Exhibits and Reports on Form 8-K                                                         10
SIGNATURES

PART I:    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ATMEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                               March 31,      December 31,
                                                                 1997              1996
                                                              ----------      -----------
                                                             (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                 $  110,012      $  104,113
    Short-term investments                                        46,241          53,165
    Accounts receivable                                          193,082         174,515
    Inventories                                                   84,519          70,320
    Prepaid taxes and other current assets                        64,336          57,910
                                                              ----------      ----------
           TOTAL CURRENT ASSETS                                  498,190         460,023
Other assets                                                      26,789          23,849
Long-term investments                                            108,924         104,619
Fixed assets, net                                                937,516         867,423
                                                              ----------      ----------
           TOTAL ASSETS                                       $1,571,419      $1,455,914
                                                              ==========      ==========
CURRENT LIABILITIES
    Current portion of long-term debt                         $   69,184      $   71,615
    Trade accounts payable and other accrued liabilities         252,313         236,852
    Income taxes payable                                          20,859               0
    Deferred income on shipments to distributors                  29,751          27,935
                                                              ----------      ----------
           TOTAL CURRENT LIABILITIES                             372,107         336,402

Long-term debt less current portion                              318,607         278,576
Deferred income taxes                                             22,935          22,935
Put warrants                                                           0          28,250

SHAREHOLDERS' EQUITY
    Common stock                                                 368,702         339,421
    Retained earnings                                            489,068         450,330
                                                              ----------      ----------
           TOTAL SHAREHOLDERS' EQUITY                            857,770         789,751
                                                              ----------      ----------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $1,571,419      $1,455,914
                                                              ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ATMEL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per-share data)
                                   (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                        1997             1996
                                                     ---------         ---------
NET REVENUES                                         $ 252,946         $ 240,096

EXPENSES
    Cost of sales                                      136,377           120,643
    Research and development                            29,171            23,856
    Selling, general and administrative                 25,943            27,609
                                                     ---------         ---------
         TOTAL EXPENSES                                191,491           172,108
                                                     ---------         ---------

OPERATING INCOME                                        61,455            67,988
Interest income (expense), net                          (1,858)            1,102
                                                     ---------         ---------

INCOME BEFORE TAXES                                     59,597            69,090
Taxes on income                                         20,859            24,181
                                                     ---------         ---------

NET INCOME                                           $  38,738         $  44,909
                                                     =========         =========
EARNINGS PER SHARE                                   $    0.38         $    0.45
                                                     =========         =========
COMMON SHARES AND EQUIVALENTS                          101,844           100,371
                                                     =========         =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ATMEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                      Three Months Ended
                                                                           March 31,
                                                                      1997            1996
                                                                   ---------       ---------
CASH FROM OPERATING ACTIVITIES
    Net income                                                     $  38,738       $  44,909
    Items not requiring the use of cash
         Depreciation and amortization                                34,176          20,432
         Other                                                         4,775               0
    Changes in operating assets and liabilities
         Accounts receivable                                         (19,588)        (11,984)
         Inventories                                                 (14,199)         (6,483)
         Prepaid taxes and other assets                               (6,426)        (11,144)
         Trade accounts payable and other accrued liabilities         (3,743)         54,415
         Income taxes payable                                         20,859          15,324
         Deferred income on shipments to distributors                  1,816           6,199
                                                                   ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             56,408         111,668
                                                                   ---------       ---------
CASH FROM INVESTING ACTIVITIES
         Acquisition of fixed assets                                (100,863)       (127,236)
         Sale (acquisition) of other assets                           (1,072)            326
         Purchase of investments                                     (16,265)        (22,304)
         Sale or maturity of investments                              18,884          20,649
                                                                   ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES                                (99,316)       (128,565)
                                                                   ---------       ---------
CASH FROM FINANCING ACTIVITIES
         Proceeds from capital leases and notes                       69,329          30,121
         Principal payments on notes                                  (1,172)         (2,019)
         Principal payments on capital leases                        (20,566)        (11,434)
         Proceeds from settlement of warrants                          4,425               0
         Issuance of common stock                                      3,601           3,895
                                                                   ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             55,617          20,563
                                                                   ---------       ---------
EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT                     (6,810)         (2,041)
                                                                   ---------       ---------

NET CASH PROVIDED                                                      5,899           1,625
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            104,113         105,534
                                                                   ---------       ---------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 110,012       $ 107,159
                                                                   =========       =========
INTEREST PAID                                                      $   6,303       $   2,337
INCOME TAXES PAID                                                  $   2,115       $   9,491
FIXED ASSET PURCHASES IN ACCOUNTS PAYABLE                          $  70,907       $  11,625


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ATMEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                 (In thousands)
                                   (Unaudited)


1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of March 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report to Shareholders for the year ended December 31, 1996. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The income statements for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.

2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out for materials and purchased parts and average cost for work in progress) or market and comprise the following:

                                             MARCH 31, 1997    DECEMBER 31, 1996
                                             --------------    -----------------
Materials and purchased parts                       $12,502              $11,123
Work in progress                                     72,017               59,197
                                                    -------              -------
TOTAL                                               $84,519              $70,320
                                                    =======              =======

3.  EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of outstanding stock options.

The Financial Accounting Standards Board recently issued Statement No. 128 (SFAS
128), Accounting for Earning Per Share, which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company plans to adopt the provisions of SFAS 128 in its financial statements for the year ending December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Investors are cautioned that the Management's Discussion and Analysis of Financial Condition and Results of Operation contains certain trend analysis and other forward looking statements that involve risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections about the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to factors such as the effect of changing economic conditions, material changes in currency exchange rates, conditions in the overall semiconductor market (including the historic cyclicality of the industry), risks associated with product demand and market acceptance risks, the impact of competitive products and pricing, delays in new product development and technological risks and other risk factors identified in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K Report.


The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              1997           1996
                                                             -----           ----
NET REVENUES                                                 100.0%         100.0%
                                                             -----          -----
EXPENSES
      Cost of sales                                           53.9           50.2
      Research and development                                11.5           10.0
      Selling, general and administrative                     10.3           11.5
                                                             -----          -----
TOTAL EXPENSES                                                75.7           71.7

OPERATING INCOME                                              24.3           28.3
Interest income (expense), net                                (0.7)           0.5
                                                             -----          -----
INCOME BEFORE TAXES                                           23.6           28.8
Taxes on income                                                8.2           10.1
                                                             -----          -----
NET INCOME                                                    15.4%          18.7%
                                                             =====          =====

Net revenues increased 5.4 percent to $252.9 million in the quarter ended March 31, 1997 from $240.1 million in the corresponding quarter of 1996. This moderate growth was attributable to increased demand for microcontroller and serial-interface electronically erasable programmable read-only memories (EEPROMs) products in the telecommunications and consumer markets.

Cost of sales as a percentage of net revenues increased to 53.9 percent in the first quarter of 1997, from 50.2 percent in the corresponding period of 1996. The increase in cost of sales as a percentage of net revenues was primarily due to the capital and operating costs associated with the expansion of our existing fabrication facilities in Colorado Springs, Colorado and Rousset, France as well as the abnormal decline in average selling price related to mature products and the impact on net revenues of the strengthening of the U.S. dollar against international currencies. The Company plans to incur substantial capital expenditures during 1997 to increase its wafer fabrication capacity in its existing facilities and also for installation of equipment at its new facility in Rousset, France. As a result of the increase in fixed costs and operating expenses related to this planned expansion of capacity, the Company expects that its gross margin could deteriorate further in the future.

As a percentage of net revenues, research and development cost increased to 11.5 percent in the first quarter of 1997, from 10.0 percent in the corresponding quarter of 1996. Research and development expense increased 22.3 percent from $23.9 million in the first quarter of 1996 to $29.2 million in the first quarter of 1997. The increase was primarily due to the Company's continued investment in the shrinking of the die size of its integrated circuits from 0.65-micron to 0.5-micron line widths, enhancement of mature products, development of new products, advanced CMOS process technology, manufacturing improvements and the costs associated with increasing production capacity in Colorado Springs and Rousset. The Company believes that continued investment in process technology and product development are essential for it to remain competitive in the markets it serves and is committed to high levels of expenditures for research and development.

Selling, general and administrative expense decreased in absolute dollars to $25.9 million in the first quarter of 1997 from $27.6 million in the first quarter of 1996, and declined as a percentage of net revenues from 11.5 percent in 1996 to 10.3 percent in 1997. The decrease was primarily due to the fact that the Company's selling, general and administrative expense in the first quarter of 1996 included provisions for bad debts and legal expenses.

The Company reported $1.9 million of net interest expense for the first quarter of 1997, compared to $1.1 million of net interest income for the corresponding period of 1996. The decline in net interest income was primarily due to higher interest expense associated with the increase in borrowings used to finance the expansion and construction of our fabrication facilities in Colorado Springs, and Rousset, respectively, and realized foreign exchange losses on our receivables due to the strengthening of the U.S. dollar.

The Company's effective tax rate remained at 35.0 percent for the first quarter of 1997.

Net income of $38.7 million for the first quarter of 1997 decreased by 13.7 percent from $44.9 million in the corresponding period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had $156.3 million in cash and short-term investments, a decrease of $1.0 million from December 31, 1996, and $126.1 million in net working capital, an increase of $2.5 million from December 31, 1996. At March 31, 1997, the Company also had long-term investments of $108.9 million, an increase of $4.3 million from December 31, 1996. These investments consisted of state and municipal securities and United States government obligations.

During the three months ended March 31, 1997, the Company generated net cash flows from operations of $56.4 million and spent $100.9 million on fixed assets, principally for expanding fabrication capacities at Colorado Springs and Rousset. The Company plans to spend an additional $300.0 million through 1997 to continue the expansion of its wafer fabrication facilities.

The Company believes that its existing sources of liquidity, together with cash flows from operations, leasing financing on equipment and other short- and medium-term bank borrowing, will be sufficient to meet the Company's liquidity and capital requirements through 1997. The Company may, however, seek additional equity or debt financing to fund the expansion of its wafer fabrication capacity or other projects; the timing and amount of such capital requirements cannot be precisely determined at this time. There can be no assurance that such financing would be available in amounts or terms acceptable to the Company.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)       Exhibits:

                     11.1   Statement of Computation of Earnings Per Share.

                     27.1   Financial Data Schedule.

           (B)       Reports on Form 8-K:

                     There were no reports filed on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 ATMEL CORPORATION
                                    --------------------------------------------
                                                     (Registrant)



MAY 5, 1997                                    /S/  GEORGE PERLEGOS
                                    --------------------------------------------
                                                  GEORGE PERLEGOS
                                          President, Chief Executive Officer
                                             (Principal Executive Officer)



MAY 5, 1997                                     /S/  KRIS CHELLAM
                                                   KRIS CHELLAM
                                    --------------------------------------------
                                    Vice President, Finance and Administration
                                    (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX

    Exhibit
    Number         Description
    -------        -----------
     11.1          Statement of Computation of Earnings Per Share.

     27.1          Financial Data Schedule.