Form 10-Q
period 1997-06-30
ATMEL CORP
filed 1997-08-14
CIK 872448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  X        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
-----      EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1997

                                       OR

-----      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO
                                                               -----  -----



                         COMMISSION FILE NUMBER 0-19032


                                ATMEL CORPORATION
                                  (Registrant)


         CALIFORNIA                                  77-0051991
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


ON JUNE 30, 1997, REGISTRANT HAD OUTSTANDING 99,402,499 SHARES OF COMMON STOCK.

                                ATMEL CORPORATION

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1997




                                      INDEX


                                                                                                          PAGE
PART I:               FINANCIAL INFORMATION

                      Item 1.       Financial Statements

                                    Condensed Consolidated Balance Sheets at June 30, 1997
                                    and December 31, 1996                                                    1

                                    Condensed Consolidated Income Statements for
                                    the three and six month periods ended June
                                    30, 1997 and June 30, 1996                                               2

                                    Consolidated Statements of Cash Flows for the six months
                                    ended June 30, 1997 and June 30, 1996                                    3

                                    Notes to Consolidated Financial Statements                               4

                      Item 2.       Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                                      5


PART II:              OTHER INFORMATION

                      Item 4.       Submission of Matters to a Vote of Security Holders                      9

                      Item 6.       Exhibits and Reports on Form 8-K                                         9

SIGNATURES                                                                                                  10

PART I:    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ATMEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                JUNE 30, 1997    DECEMBER 31, 1996
                                                                                  ----------        ----------
                                                                                 (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                                     $  172,610        $  104,113
    Short-term investments                                                            51,255            53,165
    Accounts receivable, net                                                         216,832           174,515
    Inventories                                                                      103,045            70,320
    Prepaid taxes and other current assets                                            70,584            57,910
                                                                                  ----------        ----------
           TOTAL CURRENT ASSETS                                                      614,326           460,023
Other assets                                                                          26,642            23,849
Long-term investments                                                                103,717           104,619
Fixed assets, net                                                                    978,163           867,423
                                                                                  ----------        ----------
           TOTAL ASSETS                                                           $1,722,848        $1,455,914
                                                                                  ==========        ==========
CURRENT LIABILITIES:
    Current portion of long-term debt                                             $   71,551        $   71,615
    Trade accounts payable and other accrued liabilities                             206,533           236,852
    Income taxes payable                                                               2,598                 0
    Deferred income on shipments to distributors                                      27,212            27,935
                                                                                  ----------        ----------
           TOTAL CURRENT LIABILITIES                                                 307,894           336,402
Long-term debt less current portion                                                  508,811           278,576
Deferred income taxes                                                                 22,935            22,935
                                                                                  ----------        ----------
           TOTAL LIABILITIES                                                         839,640           637,913

Put warrants                                                                          16,200            28,250

SHAREHOLDERS' EQUITY:
    Common stock                                                                     350,532           339,421
    Retained earnings                                                                516,476           450,330
                                                                                  ----------        ----------
           TOTAL SHAREHOLDERS' EQUITY                                                867,008           789,751
                                                                                  ----------        ----------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $1,722,848        $1,455,914
                                                                                  ==========        ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                ATMEL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per-share data)
                                   (Unaudited)


                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                   1997       1996       1997        1996
                                                ---------   ---------  ---------   ---------
NET REVENUES:                                   $ 224,936   $ 268,748  $ 477,882   $ 508,844

EXPENSES:
           Cost of sales                          125,900     134,959    262,277     255,602
           Research and development                29,357      28,009     58,528      51,865
           Selling, general and administrative     24,361      29,424     50,304      57,033
                                                ---------   ---------  ---------   ---------
                     TOTAL EXPENSES               179,618     192,392    371,109     364,500
                                                ---------   ---------  ---------   ---------

Operating income                                   45,318      76,356    106,773     144,344
Interest income (expense), net                     (3,156)      1,016     (5,014)      2,118
                                                ---------   ---------  ---------   ---------

Income before taxes                                42,162      77,372    101,759     146,462
Taxes on income                                    14,754      27,081     35,613      51,262
                                                ---------   ---------  ---------   ---------

NET INCOME                                      $  27,408   $  50,291  $  66,146   $  95,200
                                                =========   =========  =========   =========
EARNINGS PER SHARE                              $    0.27   $    0.50  $    0.65   $    0.95
                                                =========   =========  =========   =========
SHARES USED IN PER-SHARE CALCULATION              101,246     100,896    101,545     100,634
                                                =========   =========  =========   =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                ATMEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                  SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                 1997        1996
                                                               ---------   ---------
CASH FROM OPERATING ACTIVITIES
    Net income                                                 $  66,146   $  95,200
    Items not requiring the use of cash
         Depreciation and amortization                            70,660      49,320
         Other                                                     9,939         638
    Changes in operating assets and liabilities
         Accounts receivable                                     (40,532)    (29,447)
         Inventories                                             (32,725)    (16,624)
         Prepaid taxes and other assets                          (12,674)    (11,786)
         Trade accounts payable and other accrued liabilities    (55,161)     78,264
         Income taxes payable                                      2,598      (5,616)
         Deferred income on shipments to distributors               (723)     10,180
                                                               ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          7,528     170,129
                                                               ---------   ---------
CASH FROM INVESTING ACTIVITIES
         Acquisition of fixed assets                            (181,709)   (273,352)
         Acquisition of other assets                              (2,510)    (11,251)
         Purchase of investments                                 (34,904)    (51,806)
         Sale or maturity of investments                          37,716      38,941
                                                               ---------   ---------
NET CASH USED BY INVESTING ACTIVITIES                           (181,407)   (297,468)
                                                               ---------   ---------
CASH FROM FINANCING ACTIVITIES
         Proceeds from issuance of convertible bonds             150,000           0
         Proceeds from capital leases and notes                  136,234     143,967
         Principal payments on notes                              (2,654)       (936)
         Principal payments on capital leases                    (41,043)    (23,956)
         Proceeds from settlement of warrants                      4,425           0
         Issuance of Common Stock                                  7,723       5,185
                                                               ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        254,685     124,260
                                                               ---------   ---------
EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT                (12,309)     (4,278)
                                                               ---------   ---------

NET CASH PROVIDED (USED)                                          68,497      (7,357)
         CASH AT BEGINNING OF PERIOD                             104,113     105,534
                                                               ---------   ---------
         CASH AT END OF PERIOD                                 $ 172,610   $  98,177
                                                               =========   =========
INTEREST PAID                                                  $  12,495   $   4,843
ISSUANCE OF COMMON STOCK FOR PURCHASE OF OTHER ASSETS          $       0   $   2,625
INCOME TAXES PAID                                              $  29,748   $  57,303
FIXED ASSET PURCHASES IN ACCOUNTS PAYABLE                      $  30,548   $  13,636

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                 (In thousands)
                                   (Unaudited)


1.         BASIS OF PRESENTATION AND ACCOUNTING POLICIES

These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of June 30, 1997 and the results of operations and cash flows for the three month and six month periods ended June 30, 1997 and 1996. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report to Shareholders for the year ended December 31, 1996. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The income statements for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.


2.         INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out for materials and purchased parts and average cost for work in progress) or market.


                                  JUNE 30, 1996   DEC. 31, 1996
                                     --------        --------
Materials and purchased parts        $ 11,459        $ 11,123
Work in progress                       91,586          59,197
                                     --------        --------
TOTAL                                $103,045        $ 70,320
                                     ========        ========


3.         EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of outstanding stock options.

The Financial Accounting Standards Board recently issued Statement No. 128 (SFAS
128), Accounting for Earning Per Share, which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The

Company is required to adopt the provisions of SFAS 128 in its financial statements for the year ending December 31, 1997 and is studying the impact of its implementation on the financial statements.


4.         PUT WARRANTS

In connection with the Company's stock repurchase program, put warrants were sold to an independent third party during the second quarter of 1997. The put warrants entitle the holder to sell shares of Atmel common stock to the Company at specified prices. The Company received $2,088 from the sale of the put warrants. The warrants expire on May 1, 1998, are exercisable, at Atmel's option, at any time before maturity and may be settled in cash at Atmel's option. During the six months ended June 30, 1997, the Company received $4,425 from settlement of warrants. The maximum potential repurchase obligation of $16,200 has been reclassified from shareholders' equity to put warrants as of June 30, 1997. There was no impact on earnings per share in the six months ended June 30, 1997.

Additionally, during the same period the Company used the proceeds from the sale of the put warrants to purchase call warrants. These warrants entitle the Company to buy from the same independent third party shares of Atmel common stock. The call warrants have similar expiry date as the put warrants, are exercisable at any time before maturity and may be settled in cash at Atmel's option. There was no impact on earnings per share in the six months ended June 30, 1997.


5.         RECENT PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards of disclosure and financial statement display for reporting total comprehensive income and its individual components. It is effective for the Company's fiscal year 1998.

Also in June 1997, The Financial Accounting Standards Board issued Statement No. 131 (SFAS 131), Disclosures About Segments of an Enterprises and Related Information. SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting (referred to as the management approach) and also requires interim reporting of segment information. It is effective for the Company's fiscal year 1998.

The Company is studying the implications of these new statements and the impact of their implementation on the financial statements.


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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:


                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                   1997         1996        1997           1996
                                                   ----         ----        -----          -----
NET REVENUES                                      100.0 %      100.0 %       100.0%         100.0%

EXPENSES
      Cost of sales                                56.0         50.2         54.9           50.2
      Research and development                     13.1         10.4         12.2           10.2
      Selling, general and administrative          10.8         11.0         10.5           11.2
                                                   ----         ----        -----          -----
TOTAL EXPENSES                                     79.9         71.6         77.7           71.6

OPERATING INCOME                                   20.1         28.4         22.3           28.4
Interest income (expense), net                     (1.4)         0.4         (1.0)           0.4
                                                   ----         ----        -----          -----
INCOME BEFORE TAXES                                18.7         28.8         21.3           28.8
Taxes on income                                     6.6         10.1          7.5           10.1
                                                   ----         ----        -----          -----
NET INCOME                                         12.1 %       18.7 %      13.8 %         18.7 %
                                                   ====         ====        =====          =====


Net revenues decreased 16.3 percent to $224.9 million in the quarter ended June 30, 1997 from $268.7 million in the corresponding quarter of 1996. Net revenues for the first six months ended June 30, 1997 decreased 6.1 percent to $477.9 million over the same period last year from $508.8 million. The decrease was primarily due to the strengthening of the U.S. dollar, increased price competition in the Company's EPROM and other non-volatile memory business and delays in qualifications of the Company's new Flash products.

Cost of sales as a percentage of net revenues increased to 56.0 percent in the second quarter of 1997, from 50.2 percent in the corresponding period of 1996 and for the first six months to 54.9 percent from 50.2 percent. The increase in cost of sales as a percentage of net revenues was primarily due to lower revenues which was not matched with a corresponding fall in expenses as a result of the capital and operating costs associated with the expansion of the Company's existing wafer fabrication facilities in Colorado Springs, Colorado and Rousset, France, as well as the decline in average selling price related to the mature products and the impact on net revenues of the strengthening of the U.S. dollar against international currencies. The Company plans to incur substantial capital expenditures during the remainder of 1997 to increase its wafer fabrication capacity in its existing facilities and also for installation of equipment at its new facility in Rousset. As a result of the increase in fixed costs and operating expenses related to this planned expansion of capacity, the Company expects that its gross margin could deteriorate further in the future.

As a percentage of net revenues, research and development increased to 13.1 percent in the second quarter of 1997, from 10.4 percent in the corresponding quarter of 1996 and for the first six months to 12.2 percent from 10.2 percent. Research and development expense increased 4.8 percent from $28.0 million in the second quarter of 1996 to $29.4 million in the second quarter of 1997. Research and development expense for the first six months of 1997 increased 12.9 percent to $58.5 million from $51.9 million in the corresponding period of 1996. The increase was primarily due to the Company's continued investment in the shrinking of the die size of its integrated circuits, currently from 0.65-micron to 0.5-micron line widths; development of 0.35-micron process technology, enhancement of mature products; development of new products, advanced CMOS process technology, manufacturing improvements and the costs associated with increasing production capacity in Colorado Springs and Rousset. The Company believes that continued investment in process technology and product development are essential for it to remain competitive in the markets it serves and is committed to high levels of expenditures for research and development.

Selling, general and administrative expense decreased in absolute dollars to $24.4 million in the second quarter of 1997 from $29.4 million in the second quarter of 1996, and declined as a percentage of net revenues from 11.0 percent in 1996 to 10.8 percent in 1997. Selling, general and administrative expense for the first six months of 1997 decreased in absolute dollars to $50.3 million from $57.0 million in the corresponding period of 1996. The decrease was primarily due to the fact that the Company's selling, general and administrative expense in 1996 included additional provisions for bad debts and legal expenses as well as lower sales commissions for 1997 due to the decline in revenues.

The Company reported $3.2 million of net interest expense for the second quarter of 1997, compared to $1.0 million of net interest income for the corresponding period of 1996. For the first six months of 1997, the net interest expense was $5.0 million, compared to $2.1 million of net interest income in the corresponding period of 1996. The decline in net interest income was primarily due to higher interest expense associated with the increase in borrowings used to finance the expansion and construction of the Company's wafer fabrication facilities in Colorado Springs and Rousset, respectively, and realized foreign exchange losses on accounts receivables due to the strengthening of the U.S. dollar.

The Company's effective tax rate remained at 35.0 percent for the first six months of 1997.

Net income of $27.4 million for the second quarter of 1997 decreased by 45.5 percent from $50.3 million in the corresponding period of the prior year. Net income for the first six months of 1997 decreased 30.5 percent to $66.1 million from $95.2 million in the corresponding period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had $223.9 million in cash and short-term investments, an increase of $66.6 million from December 31, 1996, and $306.4 million in net working capital, an increase of $182.8 million from December 31, 1996. At June 30, 1997, the Company had long-term investments of $103.7 million, a decrease of $0.9 million from December 31, 1996. These investments consisted of state and municipal securities, United States government obligations and corporate bonds. In May 1997, Atmel S.A., a wholly owned subsidiary of the Company, completed a convertible debt financing, which raised approximately $150 million, to fund the continued expansion of its wafer fabrication facilities in Colorado Springs and Rousset, as well as for working capital and other general corporate purposes.

During the six months ended June 30, 1997, the Company generated net cash flows from operations of $7.5 million and spent $181.7 million on fixed assets, principally for expanding wafer fabrication capacities at Colorado Springs and Rousset. The Company currently plans to spend an additional $180.0 million through 1997 to complete the expansion of its wafer fabrication facilities.

The Company believes that its existing sources of liquidity, together with cash flows from operations, lease financing on equipment and other short- and medium-term bank borrowing, will be sufficient to meet the Company's liquidity and capital requirements through 1997. The Company may, however, seek additional equity or debt financing to fund the expansion of its wafer fabrication capacity or other projects; the timing and amount of such capital requirements cannot be precisely determined at this time. There can be no assurance that such financing would be available in amounts or terms acceptable to the Company.

PART II.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Company's Annual Meeting of Stockholders held on April 30, 1997, the following matters were voted upon by stockholders pursuant to proxies solicited pursuant to Regulation 14A.

The following individuals were elected to the Board of Directors:


                            Votes For           Votes Withheld
                      (Shares In Thousands)   (Shares In Thousands)
                      ---------------------   ---------------------
George Perlegos               84,900                1,197
Gust Perlegos                 84,883                1,214
Tsung-Ching Wu                84,903                1,194
Norm Hall                     84,864                1,233
T. Peter Thomas               85,077                1,020


The following proposal was approved at the Company's Annual Meeting of
Stockholders:


                                                                     Affirmative             Negative
                                                                        Votes                  Votes           Abstained
                                                                     (Sh In '000)           (Sh In '000)      (Sh In '000)
                                                                     ------------           ------------      ------------
             Ratify the appointment of Coopers &
             Lybrand LLP as independent auditors for the
             fiscal year ending December 31, 1997                          85,863                82               143


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)       Exhibits:

                     11.1      Statement of Computation of Earnings Per Share.


           (B)       Reports on Form 8-K:

 There were no reports filed on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ATMEL CORPORATION
                                    ------------------------------
                                            (Registrant)



AUGUST 13, 1997                          /S/  GEORGE PERLEGOS
                                    ------------------------------
                                              GEORGE PERLEGOS
                                  President, Chief Executive Officer
                                    (Principal Executive Officer)



AUGUST 13, 1997                          /S/  KRIS CHELLAM
                                    ------------------------------
                                              KRIS CHELLAM
                               Vice President, Finance and Administration
                               (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             EXHIBITS
--------                           --------
11.1                               Statement fo Computation of Earnings per
                                   Share

27                                 Financial Data Schedule