Form 10-Q
period 1997-09-30
ATMEL CORP
filed 1997-11-12
CIK 872448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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
  (State or other jurisdiction of               (I.R.S. Employer Identification
     incorporation or organization)                        Number)

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


ON SEPTEMBER 30, 1997, REGISTRANT HAD OUTSTANDING 99,638,591 SHARES OF COMMON STOCK.

                                ATMEL CORPORATION

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1997


                                      INDEX


                                                                                 PAGE
                                                                                 ----
PART I:  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets at September 30,
                   1997 and December 31, 1996                                     1

                   Condensed Consolidated Income Statements for the three and nine month periods ended September 30, 1997 and September
                   30, 1996                                                       2

                   Consolidated Statements of Cash Flows for the nine months
                   ended September 30, 1997 and September 30, 1996                3

                   Notes to Consolidated Financial Statements                     4

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                            5


PART II: OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                               9

SIGNATURES                                                                       10

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ATMEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            September 30, 1997   December 31, 1996
                                                                (Unaudited)
                                                            ------------------   -----------------
CURRENT ASSETS:
   Cash and cash equivalents                                     $  166,691          $  104,113
   Short-term investments                                            63,135              53,165
   Accounts receivable, net                                         260,609             174,515
   Inventories                                                      124,296              70,320
   Prepaid taxes and other current assets                            84,510              57,910
                                                                 ----------          ----------
        TOTAL CURRENT ASSETS                                        699,241             460,023
Other assets                                                         27,218              23,849
Long-term investments                                               102,033             104,619
Fixed assets, net                                                   989,800             867,423
                                                                 ----------          ----------
        TOTAL ASSETS                                             $1,818,292          $1,455,914
                                                                 ==========          ==========
CURRENT LIABILITIES:
   Current portion of long-term debt                             $   74,905          $   71,615
   Trade accounts payable and other accrued liabilities             237,701             236,852
   Income taxes payable                                              10,444                   0
   Deferred income on shipments to distributors                      27,946              27,935
                                                                 ----------          ----------
        TOTAL CURRENT LIABILITIES                                   350,996             336,402
Long-term debt less current portion                                 529,735             278,576
Deferred income taxes                                                22,935              22,935
                                                                 ----------          ----------
        TOTAL LIABILITIES                                           903,666             637,913

Put warrants                                                         16,200              28,250

SHAREHOLDERS' EQUITY:
   Common stock                                                     351,601             339,421
   Retained earnings                                                546,825             450,330
                                                                 ----------          ----------
        TOTAL SHAREHOLDERS' EQUITY                                  898,426             789,751
                                                                 ----------          ----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $1,818,292          $1,455,914
                                                                 ==========          ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ATMEL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     (Unaudited)                  (Unaudited)
                                                               ------------------------     -----------------------
                                                               Sept. 30,      Sept. 30,     Sept. 30,     Sept. 30,
                                                                  1997           1996          1997          1996
                                                               ---------      ---------     ---------     ---------
NET REVENUES                                                   $ 240,050      $ 280,332     $ 717,932     $ 789,176

EXPENSES:
        Cost of sales                                            135,572        141,511       397,849       397,113
        Research and development                                  29,624         29,239        88,152        81,104
        Selling, general and administrative                       24,459         29,359        74,763        86,392
                                                               ---------      ---------     ---------     ---------
               TOTAL EXPENSES                                    189,655        200,109       560,764       564,609

Operating income                                                  50,395         80,223       157,168       224,567
Interest and other income (expense), net                          (3,701)           816        (8,715)        2,934
                                                               ---------      ---------     ---------     ---------

Income before taxes                                               46,694         81,039       148,453       227,501
Taxes on income                                                   16,345         28,161        51,958        79,423
                                                               ---------      ---------     ---------     ---------
NET INCOME                                                     $  30,349      $  52,878     $  96,495     $ 148,078
                                                               =========      =========     =========     =========
EARNINGS PER SHARE                                             $    0.30      $    0.53     $    0.95     $    1.48
                                                               =========      =========     =========     =========
COMMON SHARES AND EQUIVALENTS                                    102,136        100,695       101,742       100,392
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

                                ATMEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                ------------------------
                                                                   1997           1996
                                                                ---------      ---------
CASH FROM OPERATING ACTIVITIES
   Net income                                                   $  96,495      $ 148,078
   Items not requiring the use of cash
       Depreciation and amortization                              111,093         76,786
       Other                                                       13,870           (749)
   Changes in operating assets and liabilities
       Accounts receivable                                        (85,550)       (57,704)
       Inventories                                                (53,976)       (17,034)
       Prepaid taxes and other assets                             (26,600)        (9,224)
       Trade accounts payable and other accrued liabilities       (31,202)       100,882
       Income taxes payable                                        10,444          2,768
       Deferred income on shipments to distributors                    11          9,859
                                                                ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          34,585        253,662
                                                                ---------      ---------
CASH FROM INVESTING ACTIVITIES
       Acquisition of fixed assets                               (229,295)      (419,575)
       Acquisition of other assets                                 (4,510)       (11,246)
       Purchase of investments                                    (68,615)       (72,469)
       Sale or maturity of investments                             61,231         67,528
                                                                ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES                            (241,189)      (435,762)
                                                                ---------      ---------
CASH FROM FINANCING ACTIVITIES
       Proceeds from issuance of convertible bonds                150,000              0
       Proceeds from capital leases                               124,272        182,345
       Proceeds from issuance of notes payable                     56,815         38,990
       Principal payments on capital leases                       (59,215)       (38,591)
       Principal payments on notes                                 (3,720)        (1,498)
       Proceeds from settlement of warrants                         4,425              0
       Issuance of common stock                                    12,599          9,037
                                                                ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         285,176        190,283
                                                                ---------      ---------
EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT                 (15,994)        (5,080)
                                                                ---------      ---------

NET CASH PROVIDED                                                  62,578          3,103
       CASH AT BEGINNING OF PERIOD                                104,113        105,534
                                                                ---------      ---------
       CASH AT END OF PERIOD                                    $ 166,691      $ 108,637
                                                                =========      =========
INTEREST PAID                                                   $  19,206      $   8,280
ISSUANCE OF COMMON STOCK FOR PURCHASE OF OTHER ASSETS           $       0      $   2,625
INCOME TAXES PAID                                               $  38,157      $  78,309
FIXED ASSET PURCHASES IN ACCOUNTS PAYABLE                       $  37,757      $   5,836



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ATMEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                             (Dollars in thousands)
                                   (Unaudited)


1.      BASIS OF PRESENTATION AND ACCOUNTING POLICIES

These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of September 30, 1997 and the results of operations and cash flows for the three month and nine month periods ended September 30, 1997 and 1996. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report to Shareholders for the year ended December 31, 1996. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The income statements for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.


2.      INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out for materials and purchased parts and average cost for work in progress) or market.

                                       SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                       ------------------  -----------------
     Materials and purchased parts          $ 10,271          $ 11,123
     Work in progress                        114,025            59,197
                                            --------          --------
     TOTAL                                  $124,296          $ 70,320
                                            ========          ========


3.      EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of outstanding stock options.

The Financial Accounting Standards Board recently issued Statement No. 128 (SFAS
128), Earnings Per Share, which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company is required to adopt the provisions of SFAS 128 in its financial statements for the year ending December 31, 1997 and is studying the impact of its implementation on the financial statements.


4.      PUT WARRANTS

In connection with the Company's stock repurchase program, put warrants were sold to an independent third party during the nine months ended September 30, 1997. The put warrants entitle the holder to sell shares of Atmel common stock to the Company at specified prices. The Company received $2,088 from the sale of the put warrants. The warrants expire on May 1, 1998, are exercisable, at Atmel's option, at any time before maturity and may be settled in cash at Atmel's option. The maximum potential repurchase obligation of $16,200 has been reclassified from shareholders' equity to put warrants as of September 30, 1997. There was no impact on earnings per share in the nine months ended September 30, 1997.

Additionally, during the same period the Company used the proceeds from the sale of the put warrants to purchase call warrants. These warrants entitle the Company to buy from the same independent third party shares of Atmel common stock. The call warrants have similar expiry date as the put warrants, are exercisable at any time before maturity and may be settled in cash at Atmel's option. During the nine months ended September 30, 1997, the Company received $4,425 from settlement of warrants. There was no impact on earnings per share in the nine months ended September 30, 1997.


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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating data as a percentage of total revenues:

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,
                                           ------------------   -----------------
                                             1997       1996     1997        1996
                                             ----       ----     ----        ----
NET REVENUES                                 100.0%    100.0%    100.0%      100.0%

EXPENSES
    Cost of sales                             56.5      50.5      55.4        50.3
    Research and development                  12.3      10.4      12.3        10.3
    Selling, general and administrative       10.2      10.5      10.4        10.9
                                              ----      ----     -----       -----
TOTAL EXPENSES                                79.0      71.4      78.1        71.5

OPERATING INCOME                              21.0      28.6      21.9        28.5
Interest income, net                          (1.5)      0.3      (1.2)        0.4
                                              ----      ----     -----       -----
INCOME BEFORE TAXES                           19.5      28.9      20.7        28.9
Taxes on income                                6.8      10.0       7.2        10.1
                                              ----      ----     -----       -----
NET INCOME                                    12.7%     18.9%     13.5%       18.8%
                                              ====      ====     =====       =====

Net revenues decreased 14.4 percent to $240.1 million in the quarter ended September 30, 1997 from $280.3 million in the corresponding quarter of 1996. Net revenues for the first nine months ended September 30, 1997 decreased 9.0 percent to $717.9 million over the same period last year from $789.2 million. The decrease was primarily due to the strengthening of the U.S. dollar, increased price competition in the Company's EPROM and other non-volatile memory businesses.

Cost of sales as a percentage of net revenues increased to 56.5 percent in the third quarter of 1997, from 50.5 percent in the corresponding period of 1996 and for the first nine months to 55.4 percent from 50.3 percent. The increase in cost of sales as a percentage of net revenues was primarily due to lower revenues which were not matched with a corresponding fall in expenses as a result of the increase in operating costs associated with the expansion of the Company's existing wafer fabrication facilities in Colorado Springs, Colorado and Rousset, France. In addition, the decline in average selling price of mature products and the impact on net revenues because of the strengthening of the U.S. dollar against international currencies also negatively impacted the cost of sales as a percentage of net revenues. The Company plans to incur additional capital expenditures during the remainder of 1997 to increase its wafer fabrication capacity in its existing facilities and also for installation of equipment at its new facility in Rousset. As a result of the increase in fixed costs and operating expenses related to this planned expansion of capacity, the Company expects that its gross margin could deteriorate further in the future.

As a percentage of net revenues, research and development increased to 12.3 percent in the third quarter of 1997, from 10.4 percent in the corresponding quarter of 1996 and for the first nine months to 12.3 percent from 10.3 percent. Research and development expense increased 1.3 percent from $29.2 million in the third quarter of 1996 to $29.6 million in the third quarter of 1997. Research and development expense for the first nine months of 1997 increased 8.7 percent to $88.2 million from $81.1 million in the corresponding period of 1996. The increase was primarily due to the Company's continued investment in the shrinking of the die size of its integrated circuits, currently from 0.65-micron to 0.5-micron line widths; development of 0.35-micron process technology, enhancement of mature products; development of new products, advanced CMOS process technology, manufacturing improvements and the costs associated with increasing production capacity in Colorado Springs and Rousset. The Company believes that continued investment in process technology and product development are essential for it to remain competitive in the markets it serves and is committed to high levels of expenditures for research and development.

Selling, general and administrative expense decreased in absolute dollars to $24.5 million in the third quarter of 1997 from $29.4 million in the third quarter of 1996, and declined as a percentage of net revenues from 10.5 percent in 1996 to 10.2 percent in 1997. Selling, general and administrative expense for the first nine months of 1997 decreased in absolute dollars to $74.8 million from $86.4 million in the corresponding period of 1996. The decrease was primarily due to the fact that the Company's selling, general and administrative expense in 1996 included additional provisions for bad debts and legal expenses and sales commissions were lower for 1997 due to the decline in net revenues.

The Company reported $3.7 million of net interest expense for the third quarter of 1997, compared to $0.8 million of net interest income for the corresponding period of 1996. For the first nine months of 1997, the net interest expense was $8.7 million, compared to $2.9 million of net interest income in the corresponding period of 1996. The decline in net interest income was primarily due to higher interest expense associated with the increase in borrowings used to finance the expansion and construction of the Company's wafer fabrication facilities in Colorado Springs and Rousset, respectively, and realized foreign exchange losses on accounts receivables due to the strengthening of the U.S. dollar.

The Company's effective tax rate remained at 35.0 percent for the first nine months of 1997.

Net income of $30.3 million for the third quarter of 1997 decreased by 42.6 percent from $52.9 million in the corresponding period of the prior year. Net income for the first nine months of 1997 decreased 34.8 percent to $96.5 million from $148.1 million in the corresponding period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had $229.8 million in cash and short-term investments, an increase of $72.5 million from December 31, 1996, and $348.2 million in net working capital, an increase of $224.6 million from December 31, 1996. At September 30, 1997, the Company had long-term investments of $102.0 million, a decrease of $2.6 million from December 31, 1996. These investments consisted of United States government obligations, state and municipal securities and corporate bonds. In May 1997, Atmel S.A., a wholly owned subsidiary of the Company, completed a convertible debt financing, which raised approximately $150 million, to fund the continued expansion of its wafer fabrication facilities in Colorado Springs and Rousset, as well as for working capital and other general corporate purposes.

During the nine months ended September 30, 1997, the Company generated net cash flows from operations of $34.6 million and spent $229.3 million on fixed assets, principally for expanding wafer fabrication capacities at Colorado Springs and Rousset. The Company currently plans to spend an additional $100.0 million through 1997 to complete the expansion of its wafer fabrication facilities.

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

PART II.       OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) Exhibits:

               11.1   Statement of Computation of Earnings Per Share.

               27     Financial Data Schedule

        (B) Reports on Form 8-K:

               There were no reports filed on Form 8-K during the quarter ended September 30, 1997.

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



                                               ATMEL CORPORATION
                                  ---------------------------------------------
                                                  (Registrant)



NOVEMBER 12, 1997                           /S/  GEORGE PERLEGOS
                                  ---------------------------------------------
                                                 GEORGE PERLEGOS
                                         President, Chief Executive Officer
                                            (Principal Executive Officer)



NOVEMBER 12, 1997                          /S/  KRIS CHELLAM
                                  ---------------------------------------------
                                                 KRIS CHELLAM
                                   Vice President, Finance and Administration
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit Number                     Description
--------------                     -----------

  11.1                        Statement of Computation of Earnings
                              Per Share

  27                          Financial Data Schedule