Form 10-K405
period 1997-12-31
ATMEL CORP
filed 1998-03-30
CIK 872448

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [X] NO [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 6, 1998 as reported on the Nasdaq National Market, was approximately $1,140,587,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 1998, Registrant had outstanding 99,160,463 shares of Common
Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 is incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1998 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

        EPROMs. The Company shipped its first EPROM in early 1986. The worldwide EPROM market is intensely competitive and characterized by commodity pricing. The Company's strategy is to target the high performance end of this market by offering faster speed, higher density and lower power usage devices. The Company currently offers EPROMs with access speeds of 150 nanoseconds to 45 nanoseconds and densities of 256 kilobits to 8 megabits. These products are generally used to contain the operating programs of embedded microcontroller or Digitial Signal Processing-based systems(DSP), such as hard disk drives, CD-ROM drives and modems.

        Parallel-Interface EEPROMs. The Company is the leading supplier of high performance parallel-interface EEPROMs. The Company introduced its first parallel-interface EEPROM product, a 64K-bit EEPROM, in February 1986. The Company believes that its parallel-interface EEPROM products, all of which are full featured, represent the most complete parallel-interface EEPROM product family in the industry. The Company has maintained this leadership role through early introduction of high speed and low power consumption CMOS devices. The Company was the industry's first supplier of a sub-100 nanoseconds 256K parallel-interface EEPROM and the first volume producer of a 1-megabit and 4-megabit devices. The Company is the sole-source supplier for several customers for certain parallel-interface EEPROM devices. In the design of its product family, the Company has emphasized device reliability, achieved partly through the incorporation of on-chip error detection and correction features. The Company currently offers parallel-interface EEPROMs with access speeds of 250 nanoseconds to 55 nanoseconds and densities of 16 kilobits to 4 megabits. These products are generally used to contain frequently updated data in cellular telephones, communications infrastructure equipment and avionics navigation systems.

        Serial-Interface EEPROMs. Atmel used its parallel-interface EEPROM technology leadership and 6-inch sub-micron fabrication capability by entering the serial-interface EEPROM market in 1991. This move allowed the Company to substantially broaden its EEPROM product offerings to include most package and temperature configurations required by customers in certain segments of the serial-interface EEPROM market (i.e., the 2-wire, 3-wire, 4-wire and SPI market segments). The serial-interface EEPROM product line incorporates many of the reliability, speed and other features of the Company's parallel-interface EEPROM products. The Company currently offers serial-interface EEPROMs with access speeds of 20 to 4 milliseconds and densities of 1 kilobit to 1 megabit. These products are generally used to contain user-preference data in cellular and cordless telephones, home appliances, automotive applications and computer peripherals.

        Flash Memories. Flash memories represent the latest technology in non-volatile devices that can be reprogrammed in-system. Flash memories offer a middle ground in price and features between EPROMs, which can be reprogrammed only a few times and only if removed from a system, and relatively more expensive parallel-interface EEPROMs, in which any individual byte of data can be reprogrammed on the device in-system tens to hundreds of thousands of times. The Company believes that many of its competitors in the Flash memory market offer devices based on EPROM technology. The Company's use of EEPROM technology as the basis for its Flash memories affords the Company's Flash memory products a number of technical advantages that the Company believes currently are not offered by its competitors' products. The Company's EEPROM-based Flash memories can be written using a much lower power, use a simple self-timed write sequence and avoid the additional system complexity and time required to reprogram Flash memories that are designed based on EPROM technology. These features offer system designers considerable improvements in convenience, system cost and reliability over other Flash memories. Introduced in late 1989, Atmel's Flash memories, based on its EEPROM technology, were the industry's first Flash memories that could be reprogrammed using only a single 5-volt power source, a single 3-volt power source or a single 2.7-volt power source as opposed to the heavier, larger and more expensive 12-volt power source typically utilized by many EPROM-based Flash memories. These lower power requirements are particularly important in portable telecommunications and consumer electronic products and other systems where small size and weight and longer battery life are critical customer requirements. In early 1997, the Company expanded its Flash product offerings by introducing a range of products based on its EPROM technology. These new products are being introduced into the marketplace. The Company currently offers Flash memories with densities of 256 kilobits to 8 megabits.

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

DataFlash(TM). The DataFlash product line represents one of the newest innovations in non-volatile memory from the Company. Arising out of a need for memory devices that fit between the requirements of serial-interface EEPROMs and standard Flash memories, the Company began shipping DataFlash products in April 1997 and is already establishing market leadership. DataFlash products were designed to easily and efficiently handle large amounts of frequently changing data, ideally addressing the needs of digital voice storage, digital image storage, and text/data storage applications such as digital answering machines, cellular phones, fax machines, digital cameras and computer peripherals.

        To minimize cost, DataFlash products utilize the Company's latest EPROM-based Flash technology for the core memory array combined with the simple SPI interface from the serial-interface EEPROMs. Other architectural features include dual on-chip SRAM buffers and error detection logic, as well as additional command and device status logic. Available in both 5.0-volt only and 2.7-volt only versions, the Company offers densities from 1 megabit to 8 megabits.

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

        FPGAs. In March 1993, Atmel acquired the technology and certain technical personnel of Concurrent Logic, Inc., a designer of field programmable gate arrays (FPGAs), to expand the breadth of the Company's user-configurable logic device product offerings. The Company believes that its FPGA designs are well suited for data and computation intensive applications and will also afford its customers a migration path among logic solutions as their volume and cost requirements change. Atmel's AT6000 FPGAs were first shipped by the Company in the first quarter of 1994 and are being used in graphics, image processing, networking and telecommunications applications, often as a co-processor to a digital signal processor (DSP) to speed-up certain software routines by implementing them in hardware. In October 1997, the Company introduced the new AT40K family of FPGAs with FreeRAM and Cache Logic. These FPGAs are the first to offer distributed RAM without loss of logic resources as well as a reconfigurable solution for adaptive DSP and other compute intensive applications. The devices range in density from 2,000 to 50,000 usable gates.

        ASICs. The Company manufactures and markets semicustom gate arrays and cell-based integrated circuits (CBICs), as well as full custom application-specific integrated circuits (ASICs), to meet customer requirements for high performance logic devices in a broad variety of customer-specific applications. These logic devices are designed to achieve highly integrated solutions for particular applications by combining a variety of logic functions on a single chip rather than using a multi-chip solution. In mid-1990, the Company introduced its CMOS gate array product family to satisfy high gate count and high performance requirements, primarily in computer, avionics and military applications. The Company's gate array family consists of devices ranging from 35,000 gates to more than 3,000,000 gates. Each of these gate arrays utilizes logic elements from the Company's 1.0 and 0.5-micron cell libraries and minimizes gate delays to as little as 256 picoseconds. In 1995, through the acquisition of European Silicon Structures (now, Atmel ES2), the Company entered the cell based intergrated circuit (CBIC) business, with a range of products that may include standard digital and analog functions, as well as non-volatile memory elements and large pre-designed macro functions all mixed on a single chip. The Company's ASIC products are targeted primarily at customers whose high-end applications require high-speed, high-density or low or mixed-voltage devices. However, Atmel offers special versions of its devices to serve as upgrade and consolidation paths for users of one or more of the Company's EPLDs or competing vendors' complex PLDs or FPGAs.

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

        Microcontrollers. Atmel offers 3 embedded microcontroller architectures targeted at the high volume embedded controller market. The portfolio includes the industry standard 8 bit 80C31 licenced from Intel. The 80C31 family is the highest volume 8 bit microcontroller in the marketplace. The second is the ARM -Thumb 16/32 bit RISC architecture licenced from Advanced Risc Machines. The ARM-Thumb is the defacto standard 16/32 bit embedded microcontroller with over 22 licencees supporting the architecture. The third is the AVR 8 bit RISC microcontroller which is the highest performance machine in its class. The AVR offers 16 bit performance at 8 bit price enabling an entirely new class of consumer devices.

        Atmel makes these microcontroller architectures available to customers in one of 3 ways. They can be purchased as standard products, as application specific products or as a core in the ASIC library. The Company's key differentiator is to make standard product devices available within system programmable Flash program and EEPROM data memory with a variety of peripheral functions like analog to digital converters. The company is targeting these devices for use in high volume consumer electronics, computer peripheral, telecommunications and industrial markets.

        These microcontroller products are developed using the Company's cell based design methodology. This provides the ability to quickly modify existing devices and create application specific derivatives. For example, the AVR product family was announced in June 1997 and today there are seven standard parts shipping in volume production. These devices are fully supported with evaluation and development tools, in circuit emulators and third party high level language compilers. The AVR has excellent market acceptance. There are over 6000 designers who are using the Flash Microcontroller Starter Kit and are evaluating the AVR architecture.

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

        The Company's current integrated circuits incorporate effective feature sizes as small as 0.5 microns and, on its memory products, oxide tunnels within the silicon semiconductor layers of less than 80 angstroms. To enable it to continue to serve the high performance requirements of its customers, the Company is developing CMOS processes which support effective feature sizes as small as 0.35 microns.

MANUFACTURING

        The Company processes wafers for its integrated circuits primarily at its manufacturing facility located in Colorado Springs, Colorado. This facility, which consists of a Class 10 wafer fabrication line and a Class 1 wafer fabrication line and additional buildings for engineering and test operations, enables the Company to process in volume 6-inch wafers, with effective feature sizes as small as 0.35 microns. The Company also has two semiconductor fabrication facilities located in Rousset, France - a lower volume 6-inch plant and a newly constructed 8-inch facility. In an effort to improve productivity and efficiency of the Company's French manufacturing operations, the Company plans to convert the 6-inch plant to a test facility and to concentrate its wafer manufacturing in the 8-inch facility. This new 388,000-square-foot facility will produce 8-inch silicon wafers using a new 0.35-micron process. Since the technology used in the 8-inch plant is different than that used in the 6-inch plant, many fixed assets (machinery and equipment in particular) in the 6-inch plant cannot be used in the new 8-inch facility. As a result, the Company made a one-time charge of $43 million, in the fourth quarter of 1997, in connection with the impairment of these fixed assets in the 6-inch plant.

        Because the Company relies on its Colorado Springs and Rousset facilities for wafer fabrication, its business and operating results would be adversely affected if wafer fabrication at these facilities were interrupted for any reason, including factors beyond the Company's control. The

Company plans to increase its wafer fabrication capacity at its existing facilities during 1998 and also for installation of equipment at its new facility in Rousset.

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

        Average selling prices typically decrease over the life of a product as volumes increase and competitors enter the market. The Company relies primarily on obtaining cost reductions in the manufacture of products, increased unit demand to absorb fixed costs and introducing new, higher-priced products which incorporate advanced features in order to offset such selling price declines. However, due in part to overcapacity in the semiconductor industry in 1997, average selling prices of commodity memory products, such as EPROM and Flash, declined at an accelerated pace. The Company was unable to match this rapid erosion of average selling prices with a corresponding reduction in manufacturing cost. Manufacturing cost reductions may be achieved through using advanced process technologies to reduce the line-widths in circuit designs which would enable more die to be etched onto a silicon wafer, increasing unit production volume to lower the fixed costs allocated to each die and negotiating volume discounts on assembly and packaging costs. To the extent that such cost reductions, increased unit demand and new product introductions do not occur in a timely manner or prices decline more rapidly than costs, operating results will be adversely affected. In addition, due in part to overcapacity in the semiconductor industry, the Company's quarterly revenues and operating results have become increasingly dependent upon orders booked and shipped within a given quarter. To the extent this trend continues, the Company's quarterly results will be less predictable and subject to greater variability.

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

        Federal, state and local regulations impose various environmental controls on the discharge or disposal of toxic, volatile or otherwise hazardous chemicals and gases used in the manufacturing process. While the Company believes it has all environmental permits necessary to conduct its business and that its activities conform to present environmental regulations, increasing public attention has been focused on the environmental impact of semiconductor operations. While the Company has not experienced any material adverse effect on its operations from governmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations, could subject the Company to substantial liability or could cause its manufacturing operations to be suspended.

        The Company manufactures wafers for its products in its Colorado Springs and Rousset facilities. The wafers are then sorted and probed at the Company's facilities. After wafer probing, the wafers are shipped to one or more of the Company's independent assembly contractors, located in China, Hong Kong, Malaysia, The Philippines, South Korea, Taiwan and Thailand where the wafers are separated into die, packaged and, in some cases, tested. Once packaged, most of the integrated circuits are shipped back to Atmel's facilities, where the Company performs final testing before shipment to its customers. The Company's reliance on independent contractors to assemble and package its products involves significant risks, including reduced control over quality and delivery schedules, the potential lack of adequate capacity and discontinuance or phase-out of such contractors' assembly processes. There can be no assurance that such contractors will continue to assemble, package and test products for the Company. In addition, because the Company's assembly contractors are located in foreign countries, the Company is subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates.

        The Company offers its customers numerous packaging options for its standard products. The Company believes that by providing multiple packaging options, it can target its products to niche markets, which are less susceptible to competitive pricing pressures than commodity markets.

MARKETING AND SALES

        The Company markets its products worldwide to a diverse base of original equipment manufacturers (OEMs) serving primarily commercial markets. In the United States and Canada, the Company sells its products to large OEM accounts primarily through manufacturers' representatives and through national and regional distributors. The Company supports this sales network from the Company's headquarters in San Jose, California and through regional offices in Southern California, Colorado, Illinois, Massachusetts, Minnesota, New Jersey, North Carolina and Texas. Sales to domestic OEMs and to domestic distributors, as a percentage of worldwide net revenues were 26 percent and 13 percent in 1997, 25 percent and 11 percent in 1996, and 27 percent and 13 percent in 1994, respectively.

        The Company recognizes revenues on products shipped to domestic distributors only after the product has been shipped by the distributor to its end customer. Consistent with industry practice, the Company provides its distributors with stock balancing and price protection rights, which permit distributors to return slow-moving products for credit and allow price adjustments on product inventories if the Company lowers the price of those products. Generally, distributors may return products every six months for up to a maximum of 5.0 percent of the net value of all products purchased by distributors during the immediately preceding six-month period.

        Sales to foreign customers are made primarily through international distributors, who are managed from the Company's headquarters in San Jose and from its foreign sales offices in: Kanata, Canada; Camberley, England; Glostrup, Denmark; Frankfurt and Raubling, Germany; Espoo, Finland; Hong Kong; Paris, France; Agrate Brianza, Italy; Tokyo, Japan; Seoul, South Korea; Singapore; Stockholm, Sweden and Taipei, Taiwan. Foreign product sales were approximately 61 percent, 64 percent and 60 percent of total revenues in 1997, 1996 and 1995, respectively. Although foreign sales are subject to certain government export restrictions, to date the Company has not experienced any material difficulties because of these restrictions. Atmel expects that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes and export license requirements. Because the majority of the Company's foreign sales are denominated in United States dollars, the Company's products may become less price competitive in countries with currencies declining in value against the dollar. In 1997, the business condition in Asia was severely affected by the banking and currency issues which adversely affected the Company's operating results. The continuance or worsening of the business and financial situations in Asia, where more than 40 percent of the Company's revenues are generated, would likely have a material adverse effect on the Company's operating results in the future.

        The Company believes that its network of manufacturers' representatives and distributors provides effective coverage of existing and potential OEM customers while minimizing the costs associated with a large direct sales force. The Company's agreements with its manufacturers' representatives and domestic and international distributors are generally terminable by either party on short notice, subject to local laws. The Company's marketing, sales and support organization at December 31, 1997 consisted of 308 persons.

        In 1997, 1996 and 1995, Motorola, Inc. accounted for 12.6 percent, 12.0 percent and 16.9 percent of the Company's net revenues, respectively.

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

        At December 31, 1997, approximately 216 employees were engaged in research and development at the Company. During 1997, 1996 and 1995 the Company spent $137.9 million, $110.2 million and $69.8 million, respectively, on research and development. Included in the 1997 research and development expense was the $15.0 million expense related to qualifying the newly completed 8-inch fabrication facility in France. Research and development expenses are charged to operations as incurred. The Company expects that these expenditures will continue to increase in the future.

COMPETITION

        The semiconductor industry is intensely competitive and is characterized by rapid technological change, rapid product obsolescence and price erosion. The semiconductor industry has historically been characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with or in anticipation of maturing product cycles and declines in general economic conditions. These downturns, which occurred in 1997, have been characterized by diminished product demand, production overcapacity and subsequent accelerated erosion of average selling prices, and in some cases have lasted for more than a year. The Company's business could be materially and adversely affected by an industry-wide downturn.

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

EMPLOYEES

        At December 31, 1997, the Company had 4,589 full-time equivalent employees, including 308 in sales, marketing and customer support, 3,882 in manufacturing, maintenance and support, 216 in research and product development and 183 in finance and administration.

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

        The Company has never had a work stoppage, no employees are represented by a labor organization in the United States and the Company considers its employee relations to be good.

Executive Officers of the Registrant

        The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, and their ages are as follows:

        Name        Age             Position
        ----        ---             --------
George Perlegos     48       Chairman, President and Chief Executive Officer
Gust Perlegos       50       Executive Vice President, General Manager
Tsung-Ching Wu      47       Executive Vice President, Technology
Kris Chellam        47       Vice President, Finance and Administration, and
                             Chief Financial Officer
B. Jeffrey Katz     54       Vice President, Marketing
Mikes N. Sisois     52       Vice President, Planning and Information Systems

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

ITEM 2.  PROPERTIES

        The Company's headquarters are located in San Jose, California. This 291,000-square-foot building is owned by the Company and is occupied by product design, engineering, final product testing, research and development, sales, marketing and administrative personnel. The Company owns a semiconductor wafer fabrication plant and test facilities, occupying 450,000 square feet, located in Colorado Springs, Colorado. The Company also has two semiconductor fabrication facilities located in Rousset, France - an original plant and a newly constructed facility. The Company plans to convert the original plant to a test facility and to concentrate its wafer manufacturing in the newly constructed facility. This new 388,000-square-foot facility will produce 8-inch silicon wafers using a new 0.35-micron process.

        The Company also leases a research and development facility in Berkeley, California, Espoo, Finland, Columbia, Maryland, Bloomington, Minnesota, Trondheim, Norway and sales offices in: Anaheim Hills, California; Denver, Colorado; Hoffman Estates, Illinois; Braintree, Massachusetts; Bloomington, Minnesota; Princeton, New Jersey; New York, New York; Raleigh, North Carolina; Austin and Dallas, Texas, as well as in Kanata, Canada; Glostrup, Denmark; Camberley, England; Frankfurt and Raubling, Germany; Espoo, Finland; Paris, France; Hong Kong; Agrate Brianza, Italy; Tokyo, Japan; Seoul, South Korea; Singapore; Stockholm, Sweden and Taipei, Taiwan. The Company's 1997 aggregate average monthly rental payments for its facilities are approximately

$197,000. The Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms to meet its current and foreseeable requirements.

ITEM 3.  LEGAL PROCEEDINGS.

        The Company has been named as a defendant in a patent infringement suit that was filed on January 21, 1998. The plaintiff contends that certain of the Company's devices infringe seven patents it allegedly owns and is seeking a judgment of infringement for each of these asserted patents and other costs. The Company is reviewing the suit and believes that the complaints are without merit. No assurance can be given, however, that this matter will be resolved in the Company's favor.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II


ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
              MATTERS

        The information required by this Item is incorporated by reference to the sections entitled "Selected Quarterly Financial Data" and "Common Stock Data" of the Registrant's 1997 Annual Report to Shareholders.


ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

        The information required by this Item is incorporated by reference to the section entitled "Financial Highlights" of the Registrant's 1997 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's 1997 Annual Report to Shareholders.


ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is incorporated by reference to the Consolidated Financial Statements, related notes thereto and Report of Independent Accountants and to the section entitled "Selected Quarterly Financial Data" which appear in the Registrant's 1997 Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

        With the exception of the information incorporated by reference from the 1997 Annual Report to Shareholders in Parts II and IV of this Form 10-K, the Registrant's Annual Report to Shareholders is not to be deemed filed as part of this Report.

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        Information required by this Item regarding directors and executive officers set forth under the captions "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1998 (the "1998 Proxy Statement"), is incorporated herein by reference. Information regarding identification of Registrant's executive officers is set forth in Part I, Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.       EXECUTIVE COMPENSATION

        Information required by this Item regarding compensation of Registrant's directors and executive officers set forth under the captions "Director Compensation" and "Executive Compensation" in the 1998 Proxy Statement is incorporated herein by reference (except to the extent allowed by Item 402
(a)(8) of Regulation S-K).

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this Item regarding beneficial ownership of Registrant's Common Stock by certain beneficial owners and management of Registrant set forth under the caption "Security Ownership" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this Item regarding certain relationships and related transactions with management set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of this Report on Form
10-K:

               1. Financial Statements. The following Consolidated Financial Statements of Atmel Corporation and Report of Independent Accountants are incorporated by reference to the Registrant's 1997 Annual Report to
Shareholders:

               Consolidated Statements of Income for the Three Years
                 Ended December 31, 1997

               Consolidated Balance Sheets as of December 31, 1997
                 and 1996

               Consolidated Statements of Shareholders' Equity for the
                 Three Years Ended December 31, 1997

               Consolidated Statements of Cash Flows for the Three Years
                 Ended December 31, 1997

               Notes to Consolidated Financial Statements

               Report of Independent Accountants

               2. Financial Statement Schedules. The following financial statement schedules of Atmel Corporation for the years ended December 31, 1997, 1996 and 1995 are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Atmel Corporation.

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

                  10.7(5) Indenture, dated as of May 17, 1997, by and among Atmel S.A., Atmel Corporation and State Street Bank and Trust Company of California, N.A., as trustee therunder.

                  10.8(5) Registration Rights Agreement, dated as of May 15, 1997, by and amoung Atmel Corporation and Deutsche Morgan Grenfell Inc., Alex. Brown & Sons, Incorporated, BNP plc, Credit Lyonnais Securities, Smith Barney Inc. and Societe Generale Securities Corp.

                  13.1 Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (except for the portions of the 1997 Annual Report to the Shareholders expressly incorporated by reference in the Report on Form 10-K, the 1997 Annual Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed").

                  21.1     Subsidiaries of Registrant.

                  23.1     Consent of Independent Accountants

                  24.1 Power of Attorney (included on the signature pages hereof)

                  27.1     Financial Data Schedule


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

        (4) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (File No. 333-15823) filed on November 8, 1996.

        (5)  Incorporated by reference to exhibits to the Company's
             Report on Form 8-K (File No. 000-19032) filed on June 4, 1997.

        +    The item listed is a compensatory plan.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ATMEL CORPORATION

March 27, 1998                      By:   /s/  George Perlegos
                                         --------------------------------------
                                         George Perlegos
                                         President and Chief Executive Officer


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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:


          Signature                                   Title                          Date
          ---------                                   -----                          ----

/s/  George Perlegos                 President, Chief Executive                March 27, 1998
--------------------------           Officer (Principal Executive Officer)
    (George Perlegos)                and Director


/s/  Kris Chellam                    Vice President, Finance and               March 27, 1998
--------------------------           Administration and Chief Financial
       (Kris Chellam)                Officer (Principal Financial and
                                     Accounting Officer)

/s/     Norm Hall                    Director                                  March 27, 1998
--------------------------
        (Norm Hall)

/s/  Gust Perlegos                   Director                                  March 27, 1998
--------------------------
     (Gust Perlegos)

/s/  T. Peter Thomas                 Director                                  March 27, 1998
--------------------------
    (T. Peter Thomas)

/s/  Tsung-Ching Wu                  Director                                  March 27, 1998
--------------------------
    (Tsung-Ching Wu)

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

Our report on the consolidated financial statements of Atmel Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 19 of the 1997 Annual Report to Shareholders of Atmel Corporation. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index on page 16 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly the information required to be included therein.



                                                   /s/ Coopers & Lybrand L.L.P.


San Jose, California
January 15, 1998

                                  SCHEDULE II

                               ATMEL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
          FOR THE FISCAL YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)



                          BALANCE AT                                                 BALANCE
                           BEGINNING      CHARGED       CREDITED                    AT END OF
DESCRIPTION                OF PERIOD    TO EXPENSES   TO EXPENSES   DEDUCTIONS        PERIOD
-----------                ---------    -----------   -----------   ----------      --------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS RECEIVABLE:
Fiscal year ended 1995     $  5,613     $  8,267     $ (1,180)     $   --           $ 12,700
Fiscal year ended 1996       12,700       19,425       (1,211)       (2,641)(1)       28,273
Fiscal year ended 1997     $ 28,273     $ 11,105     $   --        $(14,755)(1)     $ 24,623




                          BALANCE AT                                                 BALANCE
                           BEGINNING      CHARGED       CREDITED                    AT END OF
DESCRIPTION                OF PERIOD    TO REVENUES   TO REVENUES   DEDUCTIONS        PERIOD
-----------                ---------    -----------   -----------   ----------     ---------
SALES RETURN AND
ALLOWANCES:
Fiscal year ended 1995     $ 13,305     $  2,314     $ (1,784)      $  --          $ 13,835
Fiscal year ended 1996       13,835        9,190      (12,423)         (51)(1)       10,551
Fiscal year ended 1997     $ 10,551     $  8,509     $(14,541)      $  (95)(1)     $  4,424



                          BALANCE AT                                                 BALANCE
                           BEGINNING      CHARGED       CREDITED                    AT END OF
DESCRIPTION                OF PERIOD    TO EXPENSES   TO EXPENSES   DEDUCTIONS        PERIOD
-----------                ---------    -----------   -----------   ----------      --------
ALLOWANCE FOR INVENTORY
OBSOLESCENCE:
Fiscal year ended 1995      $ 3,338        $   908        $--        $  --           $ 4,246
Fiscal year ended 1996        4,246          1,177         --           --             5,423
Fiscal year ended 1997      $ 5,423        $ 1,452        $--        $(1,390)        $ 5,485


(1) Represents write-off of specific accounts receivable balances.

                               INDEX TO EXHIBITS


                  Exhibit
                  Number            Description
                  ------            -----------

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

                  10.7(5) Indenture, dated as of May 17, 1997, by and among Atmel S.A., Atmel Corporation and State Street Bank and Trust Company of California, N.A., as trustee therunder.

                  10.8(5) Registration Rights Agreement, dated as of May 15, 1997, by and amoung Atmel Corporation and Deutsche Morgan Grenfell Inc., Alex. Brown & Sons, Incorporated, BNP plc, Credit Lyonnais Securities, Smith Barney Inc. and Societe Generale Securities Corp.

                  13.1 Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (except for the portions of the 1997 Annual Report to the Shareholders expressly incorporated by reference in the Report on Form 10-K, the 1997 Annual Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed").

                  21.1     Subsidiaries of Registrant.

                  23.1     Consent of Independent Accountants

                  24.1 Power of Attorney (included on the signature pages hereof)

                  27.1     Financial Data Schedule


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

        (4) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (File No. 333-15823) filed on November 8, 1996.

        (5)  Incorporated by reference by exhibits to the Company's
             Report on Form 8-K (File No. 000-19032) filed on June 4, 1997.


        +    The item listed is a compensatory plan.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.