Form 10-Q
period 1998-03-31
ATMEL CORP
filed 1998-05-14
CIK 872448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1998


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
(State or other jurisdiction of         (I.R.S. Employer Identification Number )
incorporation or organization)

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


ON MARCH 31, 1998, REGISTRANT HAD OUTSTANDING 99,176,153 SHARES OF COMMON STOCK.

                                ATMEL CORPORATION

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1998


                                      INDEX



                                                                                PAGE
PART I:  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets at March 31, 1998
                 and December 31, 1997
                                                                                 1

                 Condensed Consolidated Income Statements for the three
                 months ended March 31, 1998 and March 31, 1997                  2

                 Consolidated Statements of Cash Flows for the three months
                 ended March 31, 1998 and March 31, 1997                         3

                 Consolidated Statements of Comprehensive Income for the
                 three months ended March 31, 1998 and March 31, 1997            4

                 Notes to Condensed Consolidated Financial Statements            5

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                             9

PART II: OTHER INFORMATION

         Item 1. Legal Proceedings                                              13

         Item 6. Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                      14


PART I:    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ATMEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            March 31, 1998         December 31, 1997
                                                            --------------         -----------------
                                                            (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                 $  140,064              $  174,310
    Short-term investments                                        88,879                  63,222
    Accounts receivable                                          282,421                 216,991
    Inventories                                                  203,552                 124,336
    Prepaid taxes and other current assets                        83,809                 119,358
                                                              ----------              ----------
           TOTAL CURRENT ASSETS                                  798,725                 698,217
Other assets                                                      51,800                  42,338
Long-term investments                                             93,766                  95,536
Fixed assets, net                                              1,078,461                 985,949
                                                              ----------              ----------
           TOTAL ASSETS                                       $2,022,752              $1,822,040
                                                              ==========              ==========
CURRENT LIABILITIES
    Current portion of long-term debt                         $  183,713              $   67,522
    Trade accounts payable and other accrued liabilities         304,593                 290,890
    Income taxes payable                                           9,769                       0
    Deferred income on shipments to distributors                  28,411                  25,256
                                                              ----------              ----------
           TOTAL CURRENT LIABILITIES                             526,486                 383,668
Long-term debt less current portion                              629,283                 571,389
Deferred income taxes                                             34,499                  34,499
                                                              ----------              ----------
           TOTAL LIABILITIES                                   1,190,268                 989,556
                                                              ----------              ----------
Put warrants                                                      58,930                  46,050
                                                              ----------              ----------

SHAREHOLDERS' EQUITY
    Common stock and other                                       303,696                 334,303
    Retained earnings                                            469,858                 452,131
                                                              ----------              ----------
           TOTAL SHAREHOLDERS' EQUITY                            773,554                 786,434
                                                              ----------              ----------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $2,022,752              $1,822,040
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

                                ATMEL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per-share data)
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                              -------------------------
                                                                1998            1997
                                                              ---------       ---------
NET REVENUES                                                  $ 260,392       $ 252,946

EXPENSES
    Cost of sales                                               164,192         136,377
    Research and development                                     36,659          29,171
    Selling, general and administrative                          27,826          25,943
                                                              ---------       ---------
         TOTAL EXPENSES                                         228,677         191,491
                                                              ---------       ---------

OPERATING INCOME                                                 31,715          61,455
Interest and other expenses, net                                 (4,443)         (1,858)
                                                              ---------       ---------

INCOME BEFORE TAXES                                              27,272          59,597
Taxes on income                                                   9,545          20,859
                                                              ---------       ---------

NET INCOME                                                    $  17,727       $  38,738
                                                              =========       =========
BASIC NET INCOME PER SHARE                                    $    0.18       $    0.39
                                                              =========       =========
DILUTED NET INCOME PER SHARE                                  $    0.18       $    0.38
                                                              =========       =========
SHARES USED IN BASIC NET INCOME PER SHARE CALCULATIONS           99,127          99,038
                                                              =========       =========


SHARES USED IN DILUTED NET INCOME PER SHARE CALCULATIONS        100,122         101,505
                                                              =========       =========



The accompanying notes are an integral part of these consolidated financial statements.

                                ATMEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                                   -------------------------
                                                                     1998            1997
                                                                   ---------       ---------
CASH FROM OPERATING ACTIVITIES
    Net income                                                     $  17,727       $  38,738
    Items not requiring the use of cash
         Depreciation and amortization                                47,235          34,176
         Other                                                         4,509           4,775
    Changes in operating assets and liabilities
         Accounts receivable                                          (5,624)        (19,588)
         Inventories                                                 (34,032)        (14,199)
         Prepaid taxes and other assets                               35,549          (6,426)
         Trade accounts payable and other accrued liabilities        (41,319)         (3,743)
         Income taxes payable                                          9,769          20,859
         Deferred income on shipments to distributors                  3,155           1,816
                                                                   ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             36,969          56,408
                                                                   ---------       ---------
CASH FROM INVESTING ACTIVITIES
         Acquisition of fixed assets                                 (75,936)       (100,863)
         Acquisition of other assets                                 (12,534)         (1,072)
         Acquisition of Temic Telefunken Microelectronic            (108,252)              0
         Purchase of investments                                    (147,782)        (16,265)
         Sale or maturity of investments                             123,895          18,884
                                                                   ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES                               (220,609)        (99,316)
                                                                   ---------       ---------
CASH FROM FINANCING ACTIVITIES
         Proceeds from capital leases and notes                      189,426          69,329
         Principal payments on capital leases and notes              (26,462)        (21,738)
         Proceeds from settlement of warrants                              0           4,425
         Repurchase of stock                                         (16,623)              0
         Issuance of common stock                                      4,474           3,601
                                                                   ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            150,815          55,617
                                                                   ---------       ---------
EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT                     (1,421)         (6,810)
                                                                   ---------       ---------

NET CASH PROVIDED (USED)                                             (34,246)          5,899
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            174,310         104,113
                                                                   ---------       ---------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 140,064       $ 110,012
                                                                   =========       =========
INTEREST PAID                                                      $   8,682       $   6,303
INCOME TAXES PAID                                                  $      68       $   2,115
FIXED ASSET PURCHASES IN ACCOUNTS PAYABLE                          $  36,849       $  70,907

The accompanying notes are an integral part of these consolidated financial statements.

                                ATMEL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                                   -------------------------
                                                                     1998            1997
                                                                   ---------       ---------
Net income                                                         $  17,727       $  38,738

Other comprehensive income, net of tax:
     Foreign currency translation adjustments                         (3,626)         (4,427)
     Unrealized gains on securities                                      143              81
                                                                   ---------       ---------
Other comprehensive income                                            (3,483)         (4,346)
                                                                   ---------       ---------
Comprehensive income                                               $  14,244       $  34,392
                                                                   =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                                ATMEL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                      (In thousands, except per share data)
                                   (Unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of March 31, 1998 and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report to Shareholders for the year ended December 31, 1997. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The income statements for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out for materials and purchased parts and average cost for work in progress) or market and comprise the following:

                                MARCH 31, 1998   DECEMBER 31, 1997
                                --------------   -----------------
Materials and purchased parts      $ 12,063      $ 10,527
Work in progress                    191,489       113,809
                                   --------      --------
TOTAL                              $203,552      $124,336
                                   ========      ========

3. NET INCOME PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) effective with the year ended December 31, 1997. All prior period net income per-share amounts have been restated to comply with SFAS 128 as well as the two-for-one stock splits paid on April 11, 1994, and August 8, 1995.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows:

                                               Three Months Ended
                                                  March 31,
                                              --------------------
                                                1998        1997
                                              -------      -------
Basic and diluted net income (numerator)      $17,727      $38,738
                                              =======      =======


Shares used in basic net income per share calculations (denominator):
  Weighted average shares of common stock outstanding                         99,127       99,038
                                                                             =======      =======

Shares used in diluted net income per share calculations (denominator):
  Weighted average shares of common stock outstanding                         99,127       99,038
  Dilutive effect of stock options                                               995        2,467
                                                                             -------      -------
                                                                             100,122      101,505
                                                                             =======      =======

Basic net income per share                                                   $  0.18      $  0.39
                                                                             =======      =======

Diluted net income per share                                                 $  0.18      $  0.38
                                                                             =======      =======

In connection with the Company's stock repurchase program announced in January 1998 to purchase up to 5,000 shares of its common stock, the Company has purchased 1,000 shares of its common stock during the three months ended March 31, 1998. The average purchase price of the shares repurchased was $16.62 per share.

4. PUT WARRANTS

The Company has sold put warrants to an independent third party during the three months ended March 31, 1998 and used the proceeds from the sale of the put warrants to purchase call warrants. The put warrants entitle the holder to sell shares of the Company's common stock to the Company at contractual prices. The call warrants entitle the Company to buy, at contractual prices, from the same independent third party shares of the Company's common stock. The outstanding put and call warrants, which expire between May 1, 1998 and March 5, 1999, are exercisable at any time before maturity and may be settled in cash, at the Company's option. The maximum contractual repurchase obligation of $58,930 has been reclassified from shareholders' equity to put warrants as of March 31, 1998. There was no impact on basic and diluted net income per share in the three months ended March 31, 1998.

5. TEMIC ACQUISITION

On March 1, 1998, the Company acquired the integrated circuit business of Temic Telefunken Mircoelectronic (Temic) of Hielbronn, Germany, a wholly owned subsidiary of Daimler-Benz A.G., for approximately $108,000 cash. Temic designs, manufactures and sells analog, microcontroller and ASIC products that service the automotive, telecommunications, consumer and industrial markets. The Company's operating results for the three months ended March 31, 1998 included approximately one month of the results of Temic which were not material to the Company. Accordingly, the Company has not provided pro-forma information for the acquisition of Temic. The Company's consolidated balance sheet as of March 31, 1998 reflected a preliminary allocation of the purchase price of Temic, which resulted in an increase in inventory, accounts receivable, fixed assets, current liabilities and long-term liabilities. A portion of the purchase price will be allocated to in-process research and development expense upon the completion of a valuation study. At the time of filing this Form 10-Q, the valuation study is still in progress. When the valuation study is completed, the results of operations for the first quarter ended March 31, 1998 will be amended to reflect this in-process research and development expense.

6. CONTINGENCIES

The Company is involved in certain patent related legal matters, in the ordinary course of business. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable.

The Company has been named as a defendant in a patent infringement lawsuit that was filed on January 21, 1998. The plaintiff contends that certain of the Company's devices infringe seven patents it allegedly owns and is seeking a judgment of infringement for each of these asserted patents and other costs. The Company is reviewing the lawsuit and believes that the complaints are without merit. No assurance can be given, however, that this matter will be resolved in the Company's favor.

7. RECENT ACCOUNTING PRONOUNCEMENT

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. The SOP is effective for the Company's fiscal year ended December 31, 1999 and will require the effect of adoption be reported as a cumulative effect of change in accounting principle. The Company is studying the impact of this change of accounting principle on its 1999 financial statements.

8. SUBSEQUENT EVENT

In April 1998, the Company completed a zero coupon convertible debt financing, which raised approximately $115,000. The debt is convertible, at the option of the holder, into the Company's common stock at the rate of 13.983 shares per $1,000 principal amount at maturity of the debt. The effective interest rate of the debt is 5.5 percent per annum. The net proceeds were used to repay a short-term loan of approximately $110,000 with Nationsbank which was originally borrowed to finance the acquisition of Temic. The debt is not redeemable by the Company prior to April 21, 2003. Thereafter, the debt will be redeemable for cash, at the option of the Company in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. At the option of the holder as of April 21, 2003, 2008 and 2013, the Company may be required to redeem the debt at prices equal to the issue price plus accrued interest. The Company may, at its option, elect to redeem the debt for cash or common stock of the Company, or any combination thereof.

9. COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), effective with its 1998 fiscal year. The income tax effect of each element of comprehensive income for the three months ended March 31, 1998 is as follows:

                                                                  TAX
                                                 BEFORE-TAX    (EXPENSE)       NET-OF-TAX
                                                   AMOUNT      OR BENEFIT        AMOUNT
                                                 ----------    ----------      ----------
Foreign currency translation adjustments          $(5,578)       $ 1,952        $ (3,626)
                                                  -------        -------        --------
Unrealized gains on securities                        220            (77)            143
                                                  -------        -------        --------
Other comprehensive income                        $(5,358)       $ 1,875        $ (3,483)
                                                  =======        =======        ========

The accumulated balances of other comprehensive income at March 31, 1998 are summarized as follows:

                                                                CURRENT
                                                 BEGINNING      PERIOD          ENDING
                                                  BALANCE       CHANGE          BALANCE
                                                 ----------    ----------      ----------
Foreign currency translation adjustments          $(6,449)       $(3,626)       $(10,075)
Unrealized gain (loss) on securities                 (654)           143            (511)
                                                  -------        -------        --------
                                                  $(7,103)       $(3,483)       $(10,586)
                                                  =======        =======        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Investors are cautioned that certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections about the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to factors such as the effect of changing economic conditions, material changes in currency exchange rates, conditions in the overall semiconductor market (including the historic cyclicality of the industry), continued financial turmoil in the Asian markets, risks associated with product demand and market acceptance risks, the impact of competitive products and pricing, delays in new product development, manufacturing capacity utilization, product mix and technological risks and other risk factors identified in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K Report. The Company undertakes no obligation to update any forward looking statements in this Form 10-Q.

The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   -----------------------
                                                   1998               1997
                                                   ----               ----
   NET REVENUES                                   100.0 %            100.0 %

   EXPENSES
         Cost of sales                             63.0               53.9
         Research and development                  14.1               11.5
         Selling, general and administrative       10.7               10.3
                                                  -----              -----
   TOTAL EXPENSES                                  87.8               75.7

   OPERATING INCOME                                12.2               24.3
   Interest and other expense, net                 (1.7)              (0.7)
                                                 -------            -------
   INCOME BEFORE TAXES                             10.5               23.6
   Taxes on income                                  3.7                8.2
                                                 ------             ------
   NET INCOME                                       6.8 %             15.4 %
                                                 ======              =====

NET REVENUES

Net revenues increased 2.9 percent to $260.4 million in the quarter ended March 31, 1998 from $252.9 million in the corresponding quarter of 1997. This moderate increase was primarily attributable to the inclusion of revenues from Temic's integrated business, a recent acquisition by the Company. See Note 5 (Temic Acquisition) in Notes to Condensed Financial Statements for a discussion on Temic acquisition.

Excluding the revenue contribution from Temic, net revenues for the first quarter ended March 31, 1998 would have decreased by approximately 5.0 percent compared to the corresponding quarter of 1997. The decrease was primarily due to the continued excess manufacturing capacity in the semiconductor industry. The excess capacity led to abnormal price erosion for the Company's non-volatile memory products from which the Company derived more than half of its revenues in the first quarter of 1998. The Company's quarterly revenues and operating results have become increasingly dependent upon orders booked and shipped within a given quarter. To the extent this trend continues, the Company's quarterly results will be less predictable and subject to greater variability.

In recent years, the Company has significantly expanded its international operations, most recently through its acquisition of Temic. International sales and operations are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements and foreign government regulations. Because most of the Company's foreign sales are denominated in U.S. dollars, the Company's products become less price competitive in countries with currencies declining in value against the dollar. In particular, the Company's operating results for the first quarter of 1998 were adversely impacted in part by a strengthening of the U.S. dollar against local currencies in the markets in which the Company sells products. There can be no assurance that the Company will not experience similar adverse effects in the future. In addition, the continuance or worsening of the adverse business and financial conditions in Asia, where more than 40.0 percent of the Company's revenues are generated, would likely have a material adverse effect on the Company's operating results in the future.

COST OF SALES

Cost of sales as a percentage of net revenues increased to 63.0 percent in the first quarter of 1998, from 53.9 percent in the corresponding period of 1997. The increase in cost of sales as a percentage of net revenues was primarily due to excess manufacturing capacity resulting from increases in fixed costs associated with the expansion of wafer fabrication facilities in Colorado Springs, Colorado and Rousset, France, lower product margins in many of the Company's non-volatile memory products and the inclusion of $16.5 million of additional cost of sales from Temic. The lower product margins were attributable to a smaller revenue base over which to spread fixed costs and the erosion of average selling prices that were not matched with a corresponding decrease in manufacturing cost.

The Company expects competitive pressures to increase in its markets from existing companies and new entrants, which among other things could further accelerate the trend of such decreasing average selling price. Accordingly, there can be no assurance that the Company will be able to sustain its recent gross margins. The Company has lowered its capital expenditure plan in 1998 and will focus on implementing chemical, mechanical planarization (CMP), 0.35-micron and 0.25-micron technologies in its wafer manufacturing facilities. Implementation of these technologies will enable the Company to achieve cost reductions through die shrinks. However, production delays, difficulties in achieving acceptable yields at its Colorado Springs or its Rousset facility or overcapacity could materially and adversely affect the Company's gross margin and future operating results.

RESEARCH AND DEVELOPMENT

As a percentage of net revenues, research and development cost increased to 14.1 percent in the first quarter of 1998, from 11.5 percent in the corresponding quarter of 1997. Research and development expense increased 25.7 percent from $29.2 million in the first quarter of 1997 to $36.7 million in the first quarter of 1998. The increase was primarily due to the Company's continued investment in the shrinking of the die size of its integrated circuits from 0.65-micron to 0.5-micron line widths, enhancement of mature products, development of new products, advanced CMOS process technology, manufacturing improvements, the costs associated with increasing production capacity in Colorado Springs and Rousset and the inclusion of Temic's research and development expense. The Company believes that continued investment in process technology and product development are essential for it to remain competitive in the markets it serves and is committed to high levels of expenditures for research and development.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by 7.3 percent to $27.8 million in the first quarter of 1998 from $$25.9 million in the first quarter of 1997. The increase was largely due to headcount increases in both domestic and foreign operations, legal costs related to patent infringement lawsuit and the inclusion of Temic's selling, general and administrative expense. As a percentage of net revenues, selling, general and administration expenses were
10.7 percent for the first quarter of 1998 and 10.3 percent for the corresponding quarter of 1997. The Company expects selling general and administrative expenses to increase due primarily to expansions in international markets, legal costs associated with intellectual property litigation and provision for doubtful accounts receivable.

INTEREST AND OTHER EXPENSES, NET

The Company reported $4.4 million of net interest and other expenses for the first quarter of 1998, compared to $1.9 million of net interest and other expenses for the corresponding period of 1997. The increase in net interest and other expenses was primarily due to a combination of higher interest expense associated with the increase in borrowings used to finance the expansion of the Company's fabrication facilities in Colorado Springs, and Rousset, to finance the acquisition of Temic during the first quarter of 1998 offset by a portion of interest expense capitalized in the first quarter of 1997 in connection with the construction of the Company's fabrication facility in Rousset.

TAXES ON INCOME

The Company's effective tax rates were 35.0 percent for both the three months ended March 31, 1998 and 1997.

NET INCOME

Net income of $17.7 million for the first quarter of 1998 decreased by 54.2 percent from $38.8 million in the corresponding period of the prior year.

RISKS ASSOCIATED WITH TEMIC ACQUISITION

The Company acquired Temic on March 1, 1998. While the Company believes the Temic acquisition is in the best interest of the Company and its shareholders, there can be no assurance that management of the Company will be successful in its efforts to integrate the operations of Temic. There are significant risks associated with the Temic acquisition, including but not limited to difficulties in integration of product offerings, manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of Temic integration may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and the necessity of integrating personnel with disparate business backgrounds and combining two corporate cultures. The integration of operations following Temic acquisition requires the dedication of management resources that may distract attention from day-to-day business and may disrupt key research and development, marketing or sales efforts. The inability of management to successfully integrate the Temic acquisition could have a material adverse effect on the business, operating results and financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had $228.9 million in cash and short-term investments, an increase of $8.6 million from December 31, 1997, and $272.2 million in net working capital, a decrease of $42.3 million from December 31, 1997. At March 31, 1998, the Company also had long-term investments of $93.8 million, a decrease of $1.8 million from December 31, 1997. These investments consisted of United States government obligations and state and municipal securities.

During the three months ended March 31, 1998, the Company generated net cash flows from operations of $37.0 million. Net cash used in investments was $220.6 million, due to acquisitions of fixed and other assets of $88.5 million, investment in Temic of $108.3 million, purchases of marketable securities of $147.8 million, offset by sale of marketable securities of $123.9 million. Net cash provided from financing activities was $150.8 million, due to funding from capital leases and bank borrowings of $189.4 million and proceeds from stock issuance of $4.5 million, offset by payments of capital leases and notes payable of $26.5 million and payments of $16.6 million for the repurchase of one million shares of the Company's common stock. The $189.4 million of capital lease and bank borrowings included a $110.0 million of short-term loan from Nationsbank which was used to finance the acquisition of Temic. This short-term loan with Nationsbank was subsequently repaid from the net proceeds received in connection with the zero coupon convertible debt financing completed in April 1998. See
Note 8 (Subsequent Event) in the Notes to Condensed Financial Statements for a discussion on zero coupon convertible debt.

The Company believes that its existing sources of liquidity, together with cash flows from operations, leasing financing on equipment and other short- and medium-term bank borrowing, will be sufficient to meet the Company's liquidity and capital requirements through 1998. The Company may, however, seek additional equity or debt financing to fund the expansion of its wafer fabrication capacity or other projects; the timing and amount of such capital requirements cannot be precisely determined at this time. There can be no assurance that such financing would be available in amounts or terms acceptable to the Company.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company has been named as a defendant in a patent infringement lawsuit that was filed on January 21, 1998. The plaintiff contends that certain of the Company's devices infringe seven patents it allegedly owns and is seeking a judgment of infringement for each of these asserted patents and other costs. The Company is reviewing the lawsuit and believes that the complaints are without merit. No assurance can be given, however, that this matter will be resolved in the Company's favor.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)       Exhibits:

                     27.1   Financial Data Schedule - March 31, 1998
                     27.2   Financial Data Schedule - June 30, 1996
                     27.3   Financial Data Schedule - September 30, 1996
                     27.4   Financial Data Schedule - December 31, 1996
                     27.5   Financial Data Schedule - March 31, 1997
                     27.6   Financial Data Schedule - June 30, 1997
                     27.7   Financial Data Schedule - September 30, 1997
                     27.8   Financial Data Schedule - December 31, 1997

           (B) Reports on Form 8-K:

        There were no reports filed on Form 8-K during the quarter ended March 31, 1998.

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


                                    ATMEL CORPORATION
                                    --------------------------------------------
                                    (Registrant)



MAY 14, 1998                        /s/  GEORGE PERLEGOS
                                    --------------------------------------------
                                    GEORGE PERLEGOS
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)



MAY 14, 1998                        /s/  KRIS CHELLAM
                                    --------------------------------------------
                                    KRIS CHELLAM
                                    Vice President, Finance and Administration
                                    (Principal Financial and Accounting Officer)

Exhibits
Number                   Description
------                   -----------

     27.1   Financial Data Schedule - March 31, 1998
     27.2   Financial Data Schedule - June 30, 1996
     27.3   Financial Data Schedule - September 30, 1996
     27.4   Financial Data Schedule - December 31, 1996
     27.5   Financial Data Schedule - March 31, 1997
     27.6   Financial Data Schedule - June 30, 1997
     27.7   Financial Data Schedule - September 30, 1997
     27.8   Financial Data Schedule - December 31, 1997