Form 10-Q
period 1998-06-30
ATMEL CORP
filed 1998-08-14
CIK 872448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1998

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
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)               Identification Number )


                2325 ORCHARD PARKWAY, SAN JOSE, CALIFORNIA 95131
                    (Address of principal executive offices)


                                 (408) 441-0311
                          Registrant's telephone number

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


ON JUNE 30, 1998, REGISTRANT HAD OUTSTANDING 99,239,218 SHARES OF COMMON STOCK.

                                ATMEL CORPORATION

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1998




                                      INDEX


                                                                                                           PAGE

PART I:            FINANCIAL INFORMATION
                   Item 1.     Financial Statements

                               Condensed Consolidated Balance Sheets at June 30, 1998 and December 31,
                               1997                                                                          1

                               Condensed Consolidated Income Statements for the three and six months
                               ended June 30, 1998 and June 30, 1997                                         2

                               Consolidated Statements of Cash Flows for the six months ended June 30,
                               1998 and June 30, 1997                                                        3

                               Consolidated Statements of Comprehensive income for the three and six
                               months ended June 30, 1998 and June 30, 1997                                  4

                               Notes to Condensed Consolidated Financial Statements                          5

                   Item 2.     Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                          10

PART II:           OTHER INFORMATION

                   Item 1.     Legal Proceedings                                                            15

                   Item 4.     Submission of Matters to a Vote of Security Holders                          15

                   Item 6.     Exhibits and Reports on Form 8-K                                             15

SIGNATURES                                                                                                  16


PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ATMEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                            JUNE 30, 1998   DECEMBER 31, 1997
                                                            -------------   -----------------
                                                             (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                 $  117,026      $  174,310
    Short-term investments                                        66,027          63,222
    Accounts receivable, net                                     254,281         216,991
    Inventories                                                  214,381         124,336
    Other current assets                                         115,772         119,358
                                                              ----------      ----------
         TOTAL CURRENT ASSETS                                    767,487         698,217
Other assets                                                      79,551          42,338
Long-term investments                                            133,791          95,536
Fixed assets, net                                                970,955         985,949
                                                              ----------      ----------
         TOTAL ASSETS                                         $1,951,784      $1,822,040
                                                              ==========      ==========
CURRENT LIABILITIES:
    Current portion of long-term debt                         $   76,212      $   67,522
    Trade accounts payable and other accrued liabilities         313,067         290,890
    Income taxes payable                                          11,891               0
    Deferred income on shipments to distributors                  33,576          25,256
                                                              ----------      ----------
         TOTAL CURRENT LIABILITIES                               434,746         383,668
Convertible notes                                                266,058         150,000
Long-term debt less current portion                              483,053         421,389
Other long-term liabilities                                       19,063          34,499
                                                              ----------      ----------
         TOTAL LIABILITIES                                     1,202,920         989,556
                                                              ----------      ----------
Put warrants                                                      69,730          46,050
                                                              ----------      ----------

SHAREHOLDERS' EQUITY:
    Common stock                                                 297,517         334,303
    Retained earnings                                            381,617         452,131
                                                              ----------      ----------
         TOTAL SHAREHOLDERS' EQUITY                              679,134         786,434
                                                              ----------      ----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $1,951,784      $1,822,040
                                                              ==========      ==========


The accompanying notes are an integral part of these condensed consolidated financial statements

                                ATMEL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per-share data)
                                   (Unaudited)


                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                           1998           1997            1998            1997
                                                        ---------       ---------       ---------       ---------
NET REVENUES:                                           $ 288,205       $ 224,936       $ 548,597       $ 477,882

EXPENSES:
         Cost of sales                                    195,975         125,900         360,167         262,277
         Research and development                          43,394          29,357          80,053          58,528
         Selling, general and administrative               39,115          24,361          66,941          50,304
         Nonrecurring charges                              70,000               0         102,241               0
                                                        ---------       ---------       ---------       ---------
                  TOTAL EXPENSES                          348,484         179,618         609,402         371,109
                                                        ---------       ---------       ---------       ---------

Operating income (loss)                                   (60,279)         45,318         (60,805)        106,773
Other expenses, net                                        (9,338)         (3,156)        (13,781)         (5,014)
                                                        ---------       ---------       ---------       ---------

Income (loss) before taxes                                (69,617)         42,162         (74,586)        101,759
Income tax provision (benefit)                            (25,149)         14,754          (4,072)         35,613
                                                        ---------       ---------       ---------       ---------

NET INCOME (LOSS)                                       $ (44,468)      $  27,408       $ (70,514)      $  66,146
                                                        =========       =========       =========       =========
BASIC NET INCOME (LOSS) PER SHARE                       $   (0.45)      $    0.28       $   (0.71)      $    0.67
                                                        =========       =========       =========       =========
DILUTED NET INCOME (LOSS) PER SHARE                     $   (0.45)      $    0.27       $   (0.71)      $    0.65
                                                        =========       =========       =========       =========
SHARES USED IN BASIC NET INCOME (LOSS) PER-SHARE
CALCULATION                                                99,223          99,354          99,136          99,251
                                                        =========       =========       =========       =========
SHARES USED IN DILUTED NET INCOME (LOSS) PER-SHARE
CALCULATION                                                99,223         102,625          99,136         102,522
                                                        =========       =========       =========       =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                  SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                               1998             1997
                                                                             ---------       ---------
CASH FROM OPERATING ACTIVITIES
    Net income (loss)                                                        $ (70,514)      $  66,146
    Items not requiring the use of cash
        Depreciation and amortization                                          100,697          70,660
        Write-down of fixed assets                                              65,000               0
        Other                                                                   (2,142)          9,939
    Changes in operating assets and liabilities
        Accounts receivable                                                      7,434         (40,532)
        Inventories                                                            (58,217)        (32,725)
        Other current assets                                                    16,074         (12,674)
        Trade accounts payable and other accrued liabilities                   (24,210)        (55,161)
        Income taxes payable                                                    11,891           2,598
        Deferred income on shipments to distributors                             8,320            (723)
                                                                             ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       54,333           7,528
                                                                             ---------       ---------
CASH FROM INVESTING ACTIVITIES
        Acquisition of fixed assets                                           (123,178)       (181,709)
        Acquisition of other assets                                            (24,946)         (2,510)
        Acquisition of Temic Telefunken Microelectronic                        (99,250)              0
        Purchase of investments                                               (183,107)        (34,904)
        Sale or maturity of investments                                        142,047          37,716
                                                                             ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES                                         (288,434)       (181,407)
                                                                             ---------       ---------
CASH FROM FINANCING ACTIVITIES
        Proceeds from issuance of convertible bonds                            115,004         150,000
        Proceeds from capital leases, short-term loan and notes                228,908         136,234
        Principal payments on capital leases, short-term loan and notes       (154,480)        (43,697)
        Proceeds from settlement of warrants                                         0           4,425
        Repurchase of stock                                                    (16,623)              0
        Issuance of Common Stock                                                 4,813           7,723
                                                                             ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      177,622         254,685
                                                                             ---------       ---------
EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                 (805)        (12,309)
                                                                             ---------       ---------

NET CASH PROVIDED (USED)                                                       (57,284)         68,497
        CASH AT BEGINNING OF PERIOD                                            174,310         104,113
                                                                             ---------       ---------
        CASH AT END OF PERIOD                                                $ 117,026       $ 172,610
                                                                             =========       =========
INTEREST PAID                                                                $  18,693       $  12,495
INCOME TAXES PAID                                                            $     642       $  29,748
FIXED ASSET PURCHASES IN ACCOUNTS PAYABLE                                    $  13,071       $  30,548
PURCHASE OF CALL WARRANTS FROM PROCEEDS OF PUT WARRANTS                      $   4,450       $   2,088


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30,                     JUNE 30,
                                                      1998           1997           1998           1997
                                                    --------       --------       --------       --------
Net income (loss)                                   $(44,468)      $ 27,408       $(70,514)      $ 66,146

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments           (2,783)        (3,574)          (842)        (8,001)
   Unrealized gains (losses) on securities               (71)          (129)           (27)          (217)
                                                    --------       --------       --------       --------
Total other comprehensive income (loss)               (2,854)        (3,703)          (869)        (8,218)
                                                    --------       --------       --------       --------

Comprehensive income (loss)                         $(47,322)      $ 23,705       $(71,383)      $ 57,928
                                                    ========       ========       ========       ========



The accompanying notes are an integral part of these consolidated financial statements.

                                ATMEL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                 (In thousands)
                                   (Unaudited)


1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of June 30, 1998 and the results of operations and cash flows for the three month and six month periods ended June 30, 1998 and 1997. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report to Shareholders for the year ended December 31, 1997. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The income statements for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out for materials and purchased parts and average cost for work in progress) or market.


                               JUNE 30, 1998   DEC. 31, 1997
                               -------------   -------------
Materials and purchased parts      $ 19,605      $ 10,527
Finished Goods                       31,465        25,590
Work in progress                    163,311        88,219
                                   --------      --------
TOTAL                              $214,381      $124,336
                                   ========      ========



3. NET INCOME (LOSS) PER SHARE

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows:


                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                                1998            1997           1998            1997
                                                              ---------       ---------      ---------       ---------
Numerator:
Basic and diluted net income (loss)                           $ (44,468)      $  27,408      $ (70,514)      $  66,146
                                                              =========       =========      =========       =========

Denominator:
Shares used in basic net income per share calculations
  Weighted average shares of common stock outstanding            99,223          99,354         99,136          99,251
                                                              =========       =========      =========       =========

Shares used in diluted net income per share calculations
  Weighted average shares of common stock outstanding            99,223          99,354         99,136          99,251
  Dilutive effect of stock options                                    0           3,271              0           3,271
                                                              ---------       ---------      ---------       ---------
                                                                 99,223         102,625         99,136         102,522
                                                              =========       =========      =========       =========

Basic net income (loss) per share                             $   (0.45)      $    0.28      $   (0.71)      $    0.67
                                                              =========       =========      =========       =========

Diluted net income (loss) per share                           $   (0.45)      $    0.27      $   (0.71)      $    0.65
                                                              =========       =========      =========       =========


In connection with the Company's stock repurchase program announced in January 1998 to purchase up to 5,000 shares of its common stock, the Company has purchased 1,000 shares of its common stock during the six months ended June 30, 1998. The average purchase price of the shares repurchased was $16.62 per share.

4. PUT WARRANTS

The Company has sold put warrants to an independent third party during the six months ended June 30, 1998 and used the proceeds from the sale of the put warrants to purchase call warrants in a cash-less transaction. The put warrants entitle the holder to sell shares of the Company's common stock to the Company at contractual prices. The call warrants entitle the Company to buy, at contractual prices, from the same independent third party shares of the Company's common stock. The outstanding put and call warrants, which expire between October 26, 1998 and May 4, 1999, are exercisable at any time before maturity and may be settled in cash, at the Company's option. The maximum contractual repurchase obligation of $69,730 has been reclassified from shareholders' equity to put warrants as of June 30, 1998. There was no impact on basic and diluted net income per share in the six months ended June 30, 1998.

5. TEMIC ACQUISITION

On March 1, 1998, the Company acquired the integrated circuit business of Temic Telefunken Mircoelectronic (Temic) of Hielbronn, Germany, a wholly owned subsidiary of Daimler-Benz A.G., for $99,250 cash. Temic designs, manufactures and sells analog, microcontroller and ASIC products that service the automotive, telecommunications, consumer and industrial markets. The Company's operating results for the six months ended June 30, 1998 included approximately four months of the results of Temic, which included $95,002 of net revenues. The Company's consolidated balance sheet as of June 30, 1998 reflects the final allocation of the purchase price of Temic, which resulted in an increase in inventory, accounts receivable, fixed assets and current liabilities. The Company allocated $32,241 of the purchase price to purchased in-process research and development expense, which was charged against the earnings for the first quarter of 1998. The Company will restate its Form 10-Q for the first quarter ended March 31, 1998. As a result of this in-process research and development expense, the Company's operating results for the first quarter of 1998 was restated to reflect a net loss of $26,046.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of periods presented and do not purport to be indicative of what would have occurred had the acquisition been made as of the date or of results which may occur in the future.

                                                        Six Months Ended
                                                             June 30,
                                                      1998            1997
                                                    ---------       ---------
     Net revenues                                   $ 591,706       $ 616,983
                                                    =========       =========

     Net income                                     $ (79,024)      $  57,390
                                                    =========       =========


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

7. RECENT ACCOUNTING PRONOUNCEMENT

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. The SOP is effective for the Company's fiscal year ended December 31, 1999 and will require the effect of adoption be reported as a cumulative effect of change in accounting principle. The Company expects to record a charge against the earnings for the first quarter of 1999.

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS 133 as required for its first quarterly filing of fiscal year 2000.

8. ZERO COUPON CONVERTIBLE DEBT

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

9. COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), effective with its 1998 fiscal year. The income tax effect of each element of comprehensive income is summarized as follows:


                                               THREE MONTHS ENDED JUNE 30, 1998
                                                              Tax
                                             Before-Tax    (Expense)    Net-of-Tax
                                               Amount      or Benefit     Amount
                                             ----------    ----------   ----------
Foreign currency translation adjustments      $(4,282)      $ 1,499      $(2,783)
                                              -------       -------      -------

Unrealized gain (loss) on securities             (110)           39          (71)
                                              -------       -------      -------

Other comprehensive income                    $(4,392)      $ 1,538      $(2,854)
                                              =======       =======      =======



                                                SIX MONTHS ENDED JUNE 30, 1998
                                                              Tax
                                             Before-Tax    (Expense)    Net-of-Tax
                                               Amount      or Benefit     Amount
                                             ----------    ----------   ----------
Foreign currency translation adjustments      $(1,296)      $   454      $  (842)
                                              -------       -------      -------

Unrealized gain (loss) on securities              (41)           14          (27)
                                              -------       -------      -------

Other comprehensive income                    $(1,337)      $   468      $  (869)
                                              =======       =======      =======

The accumulated balances of other comprehensive income at June 30, 1998 are summarized as follows:


                                                            Current
                                             Beginning       Period        Ending
                                              Balance        Change        Balance
                                             ---------      --------      --------
Foreign currency translation adjustments      $(6,449)      $  (842)      $(7,291)

Unrealized gain (loss) on securities             (654)          (27)         (681)
                                              -------       -------       -------

                                              $(7,103)      $  (869)      $(7,972)
                                              =======       =======       =======


10. NONRECURRING CHARGES

During the second quarter of fiscal 1998, the Company announced a restructuring plan which included a 10 percent work force reduction and the write-down of certain manufacturing equipment and machinery with older process technology. The program is primarily aimed at focusing the Company's business processes, attaining cost efficiencies and increasing manufacturing flexibility. The restructuring and nonrecurring charges of $70,000 included a provision of $5,000 for severance costs which are anticipated to be paid primarily in the second half of fiscal 1998.

As the Company moves toward production with 0.35-micron technology, the Company recognized an impairment charge of $65,000 relating to manufacturing equipment with 0.65-micron and 0.5-micron technologies. The Company recognized the impairment charge when the future undiscounted cash flows of each asset are estimated to be insufficient to recover its related carrying value. As such, the carrying values of these assets were written down to the Company's estimates of fair value. Fair value was based on sales of similar assets or other estimates of fair value such as estimated future cash flows. The Company does not anticipate significant proceeds from disposal. None of the assets affected by this action are currently held for sale.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:


                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    JUNE 30,               JUNE 30,
                                               1998         1997       1998         1997
                                              ------       ------     ------       ------
NET REVENUES                                  100.0 %      100.0 %    100.0%       100.0%

EXPENSES
     Cost of sales                             67.9         56.0       65.7         54.9
     Research and development                  15.1         13.1       14.6         12.2
     Selling, general and administrative       13.6         10.8       12.2         10.5
     Nonrecurring charges                      24.3          0.0       18.6          0.0
                                              -----        -----      -----        -----
TOTAL EXPENSES                                120.9         79.9      111.1         77.7

OPERATING INCOME (LOSS)                       (20.9)        20.1      (11.1)        22.3
Other income (expense), net                    (3.2)        (1.4)      (2.5)        (1.0)
                                              -----        -----      -----        -----
INCOME (LOSS) BEFORE TAXES                    (24.1)        18.7      (13.6)        21.3
Income tax provision (benefit)                 (8.7)         6.6       (0.7)         7.5
                                              -----        -----      -----        -----
NET INCOME (LOSS)                             (15.4)%       12.1 %    (12.9)%       13.8 %
                                              =====        =====      =====        =====


NET REVENUES

Net revenues increased 28.1 percent to $288.2 million in the quarter ended June 30, 1998 from $224.9 million in the corresponding quarter of 1997. Net revenues for the first six months ended June 30, 1998 increased 14.8 percent to $548.6 million from $477.9 million in the same period of 1997. This increase was primarily attributable to the inclusion of revenues from Temic's business, a recent acquisition by the Company. See Note 5 (Temic Acquisition) in
Notes to Condensed Consolidated Financial Statements.

Excluding the revenue contribution from Temic, net revenues for the second quarter ended June 30, 1998 would have decreased by approximately 3.7 percent compared to the corresponding quarter of 1997. For the six months ended June 30, 1998, the decrease in net revenues was approximately 5.1 percent had the revenue from Temic been excluded. The decrease was primarily due to abnormal price erosion (caused by excess manufacturing capacity in the semiconductor industry) for the Company's non-volatile memory products from which the Company derived more than half of its revenues in the first half of 1998. The Company's quarterly revenues and operating results have become increasingly dependent upon orders booked and shipped within a given quarter. To the extent this trend continues, the Company's quarterly results will be less predictable and subject to greater variability.

In recent years, the Company has significantly expanded its international operations, most recently through its acquisition of Temic. International sales and operations are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements and foreign government regulations. Because most of the Company's foreign sales are denominated in U.S. dollars, the Company's products become less price competitive in countries with currencies declining in value against the dollar. In particular, the Company's operating results for the second quarter of 1998 were adversely impacted in part by a strengthening of the U.S. dollar against local currencies in the markets in which the Company sells products. There can be no assurance that the Company will not experience similar adverse effects in the future. In addition, the continuance or worsening of the adverse business and financial conditions in Asia, where more than 40.0 percent of the Company's revenues are generated, would have a material adverse effect on the Company's operating results in the future.

The Company faces exposure to adverse movements in foreign currency exchange rates. These exposures change over time and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposure related to non-dollar denominated sales in Japan and Europe. At the present time, the Company hedges only currency exposures associated with Japan. The hedging activity undertaken by the Company is intended to offset the impact of currency fluctuations on accounts receivable that are denominated in Japanese yen. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains and losses.

The Company's foreign exchange contracts generally have maturities between three and nine months. Foreign exchange contracts outstanding, all of which were in Japanese currency, amounted to $12.9 million at June 30, 1998.

COST OF SALES

Cost of sales as a percentage of net revenues increased to 67.9 percent in the second quarter of 1998, from 56.0 percent in the corresponding period of 1997. The increase in cost of sales as a percentage of net revenues was primarily due to excess manufacturing capacity resulting from increases in fixed costs associated with the expansion of wafer fabrication facilities in Colorado Springs, Colorado and Rousset, France, lower product margins in many of the Company's non-volatile memory products and the inclusion of $63.5 million of additional cost of sales from Temic. The lower product margins were attributable to a smaller revenue base over which to spread fixed costs and the erosion of average selling prices that were not matched with a corresponding decrease in manufacturing cost.

The Company expects competitive pressures to increase in its markets from existing companies and new entrants, which among other things could further accelerate the trend of decreasing average selling prices. Accordingly, there can be no assurance that the Company will be able to sustain its recent gross margins. The Company has lowered its capital expenditure plan in 1998 and will focus on implementing chemical, mechanical planarization (CMP), 0.35-micron and 0.25-micron technologies in its wafer manufacturing facilities. Implementation of these technologies will enable the Company to achieve cost reductions through die shrinks. However, production delays, difficulties in achieving acceptable yields at its Colorado Springs or Rousset facility, overcapacity or difficulties in integrating the Temic acquisition (see discussion in Risk Associated with Temic Acquisition below) could materially and adversely affect the Company's gross margin and future operating results.

RESEARCH AND DEVELOPMENT

As a percentage of net revenues, research and development expense increased to
15.1 percent in the second quarter of 1998, from 13.1 percent in the corresponding quarter of 1997. Research and development expense increased 47.8 percent from $29.4 million in the second quarter of 1997 to $43.4 million in the second quarter of 1998. The increase was primarily due to the Company's continued investment in the shrinking of the die size of its integrated circuits from 0.65-micron to 0.5-micron line widths and from 0.5-micron to 0.35-micron line widths, enhancement of mature products, development of new products, advanced CMOS process technology, manufacturing improvements, the costs associated with increasing production capacity in Colorado Springs and Rousset and the inclusion of Temic's research and development expense of $16.1 million. The Company believes that continued investment in process technology and product development are essential for it to remain competitive in the markets it serves and is committed to high levels of expenditures for research and development.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by 60.6 percent to $39.1 million in the second quarter of 1998 from $24.4 million in the second quarter of 1997. The increase was largely due to headcount increases in both domestic and foreign operations, provision for bad debts expense, legal costs related to patent infringement lawsuit and the inclusion of Temic's selling, general and administrative expense of $17.9 million. As a percentage of net revenues, selling, general and administration expenses were 13.6 percent for the second quarter of 1998 and 10.8 percent for the corresponding quarter of 1997. The Company expects selling general and administrative expenses to increase due primarily to expansions in international markets, legal costs associated with intellectual property litigation and provision for doubtful accounts receivable.

NONRECURRING CHARGES

During the second quarter of fiscal 1998, the Company announced a restructuring plan which included a 10 percent work force reduction and the write-down of certain manufacturing equipment and machinery with older process technology. The program is primarily aimed at focusing the Company's business processes, attaining cost efficiencies and increasing manufacturing flexibility. The nonrecurring charges of $70.0 million included a provision of $5.0 million for severance costs and a reserve of $65.0 million for write-down of fixed assets. See Note 10 (Nonrecurring Charges) in Notes to Condensed Consolidated Financial Statements.

Additionally, as previously indicated, a $32.2 million purchased in-process research and development expense related to the acquisition of Temic in March 1998 has been charged against the first quarter's operating results. See Note 5 (Temic Acquisition) in Notes to Condensed Consolidated Financial Statements.

OTHER EXPENSE, NET

The Company reported $9.3 million of net interest and other expenses for the second quarter of 1998, compared to $3.2 million of net interest and other expenses for the corresponding period of 1997. The increase in net interest and other expenses was primarily due to a combination of higher interest expense associated with the increase in borrowings to finance the expansion of the Company's fabrication facilities in Colorado Springs and Rousset and to finance the acquisition of Temic during the first quarter of 1998, as well as the result of a portion of interest expense being capitalized in the second quarter of 1997 (in connection with the construction of the Company's fabrication facility in Rousset).

INCOME TAX PROVISION (BENEFIT)

The Company's effective tax rate was 35.0 percent for the first six months of 1997 and 5.5 percent for the first six months of 1998. The reduction in tax rate is due to the tax effect of the Temic acquisition.

NET INCOME (LOSS)

The Company reported a net loss of $44.5 million for the second quarter of 1998, compared to net income of $27.4 million in the corresponding period of 1997. Net loss for the first six months of 1998 was $70.5 million, compared to net income of $66.1 million in the corresponding period of 1997. The substantial decrease in net income was primarily due to the Nonrecurring charges incurred during the first six months of 1998. See Nonrecurring Charges above for detail.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had $183.1 million in cash and short-term investments, a decrease of $54.5 million from December 31, 1997, and $332.7 million in net working capital, an increase of $18.2 million from December 31, 1997. At June 30, 1998, the Company had long-term investments of $133.8 million, an increase of $38.3 million from December 31, 1997. These investments consisted of United States government obligations and state and municipal securities. In April 1998, the Company completed a zero coupon convertible debt financing, which raised approximately $115.0 million. See Note 8 (Zero Coupon Convertible
Debt) in Notes to Condensed Consolidated Financial Statements.

During the six months ended June 30, 1998, the Company generated net cash flows from operations of $54.3 million. Net cash used in investing activities was $288.4 million, due to acquisitions of fixed and other assets of $148.1 million, investment in Temic of $99.3 million, purchases of marketable securities of $183.1 million, offset by sale of marketable securities of $142.0 million. Net cash provided from financing activities was $177.6 million, due to funding from capital leases and bank borrowings of $228.9 million, issuance of zero coupon convertible notes of $115.0 million and proceeds from stock issuance of $4.8 million, offset by payments of capital leases and notes payable of $44.5 million, payment of $110.0 million loan with Nationsbank and payments of $16.6 million for the repurchase of one million shares of the Company's common stock. The $228.9 million of capital lease and bank borrowings included a $110.0 million of short-term loan from Nationsbank which was used to finance the acquisition of Temic. This short-term loan with Nationsbank was subsequently repaid from the net proceeds received in connection with the zero coupon convertible debt financing completed in April 1998. See Note 8 (Zero Coupon Convertible Debt) in the Notes to Condensed Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Company's Annual Meeting of Stockholders held on April 29, 1998, the following matters were voted upon by stockholders pursuant to proxies solicited pursuant to Regulation 14A.

The following individuals were reelected to the Board of Directors (share numbers in thousands):


                                        Votes For               Votes Withheld
                                  ---------------------      ---------------------
           George Perlegos                 85,040                    2,536
           Gust Perlegos                   85,019                    2,557
           Tsung-Ching Wu                  85,051                    2,525
           Norm Hall                       85,030                    2,546
           T. Peter Thomas                 84,786                    2,790


The following proposal was approved at the Company's Annual Meeting of
Stockholders:


                                                             Affirmative      Negative
                                                                Votes          Votes        Abstained
                                                             -----------     ----------     ----------
           Ratify the appointment of
           PricewaterhouseCoopers LLP as independent
           accountants for the fiscal year ending
           December 31, 1998                                    87,127           221            228


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibit:

             27.1     Financial Data Schedule

         (B) Reports on Form 8-K:

             A Form 8-K was filed on April 16, 1998 in connection with the Registrant's press release dated April 9, 1998 (announcing the operating results for the first quarter ended March 31, 1998).

             A Form 8-K was filed on April 22, 1998 in connection with the Registrant's press release dated April 16, 1998 (announcing the pricing of zero coupon convertible subordinated debentures).

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



                                                ATMEL CORPORATION
                                   ---------------------------------------------
                                                   (Registrant)



AUGUST 14, 1998                    /S/  GEORGE PERLEGOS
                                   ---------------------------------------------
                                        GEORGE PERLEGOS
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)



AUGUST 14, 1998                    /S/  DONALD COLVIN
                                   ---------------------------------------------
                                        DONALD COLVIN
                                    Chief Financial Officer and
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27.1                         Financial Data Schedule