Form 10-Q/A
period 1998-03-31
ATMEL CORP
filed 1998-09-28
CIK 872448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1998

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM _______ TO _______


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

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ATMEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              March 31, 1998   December 31, 1997
                                                              --------------   -----------------
                                                               (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                   $  144,599        $  174,310
    Short-term investments                                          88,879            63,222
    Accounts receivable                                            263,396           216,991
    Inventories                                                    190,324           124,336
    Prepaid taxes and other current assets                          96,297           119,358
                                                                ----------        ----------
         TOTAL CURRENT ASSETS                                      783,495           698,217
Other assets                                                        51,800            42,338
Long-term investments                                               93,766            95,536
Fixed assets, net                                                1,049,120           985,949
                                                                ----------        ----------
         TOTAL ASSETS                                           $1,978,181        $1,822,040
                                                                ==========        ==========
CURRENT LIABILITIES
    Current portion of long-term debt                           $  174,963        $   67,522
    Trade accounts payable and other accrued liabilities           319,342           290,890
    Income taxes payable                                            21,301                 0
    Deferred income on shipments to distributors                    28,411            25,256
                                                                ----------        ----------
         TOTAL CURRENT LIABILITIES                                 544,017           383,668
Long-term debt less current portion                                610,954           571,389
Deferred income taxes                                               34,499            34,499
                                                                ----------        ----------
         TOTAL LIABILITIES                                       1,189,470           989,556
                                                                ----------        ----------
Put warrants                                                        58,930            46,050
                                                                ----------        ----------

SHAREHOLDERS' EQUITY
    Common stock and other                                         303,696           334,303
    Retained earnings                                              426,085           452,131
                                                                ----------        ----------
         TOTAL SHAREHOLDERS' EQUITY                                729,781           786,434
                                                                ----------        ----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $1,978,181        $1,822,040
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

                                ATMEL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per-share data)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       -----------------------------
                                                                          1998               1997
                                                                       ----------         ----------
NET REVENUES                                                           $  260,392         $  252,946

EXPENSES
    Cost of sales                                                         164,192            136,377
    Research and development                                               36,659             29,171
    Selling, general and administrative                                    27,826             25,943
    Nonrecurring charges                                                   32,241                  0
                                                                       ----------         ----------
        TOTAL EXPENSES                                                    260,918            191,491
                                                                       ----------         ----------

OPERATING INCOME (LOSS)                                                      (526)            61,455
Interest and other expenses, net                                           (4,443)            (1,858)
                                                                       ----------         ----------

INCOME (LOSS) BEFORE TAXES                                                 (4,969)            59,597
Income tax provision                                                       21,077             20,859
                                                                       ----------         ----------

NET INCOME (LOSS)                                                      $  (26,046)        $   38,738
                                                                       ==========         ==========
BASIC NET INCOME (LOSS) PER SHARE                                      $    (0.26)        $     0.39
                                                                       ==========         ==========
DILUTED NET INCOME (LOSS) PER SHARE                                    $    (0.26)        $     0.38
                                                                       ==========         ==========
SHARES USED IN BASIC NET INCOME (LOSS) PER SHARE CALCULATIONS              99,127             99,038
                                                                       ==========         ==========

SHARES USED IN DILUTED NET INCOME (LOSS) PER SHARE CALCULATIONS            99,127            101,505
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

                                ATMEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                    -----------------------------
                                                                       1998               1997
                                                                    ----------         ----------
CASH FROM OPERATING ACTIVITIES
    Net income (loss)                                               $  (26,046)        $   38,738
    Items not requiring the use of cash
        Depreciation and amortization                                   47,235             34,176
        In-process research and development                             32,241                  0
        Other                                                            4,509              4,775
    Changes in operating assets and liabilities
        Accounts receivable                                             (5,625)           (19,588)
        Inventories                                                    (34,032)           (14,199)
        Prepaid taxes and other assets                                  31,084             (6,426)
        Trade accounts payable and other accrued liabilities           (41,320)            (3,743)
        Income taxes payable                                            21,301             20,859
        Deferred income on shipments to distributors                     3,155              1,816
                                                                    ----------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               32,502             56,408
                                                                    ----------         ----------
CASH FROM INVESTING ACTIVITIES
        Acquisition of fixed assets                                    (75,936)          (100,863)
        Acquisition of other assets                                    (12,534)            (1,072)
        Acquisition of Temic Telefunken Microelectronic                (99,250)                 0
        Purchase of investments                                       (147,782)           (16,265)
        Sale or maturity of investments                                123,895             18,884
                                                                    ----------         ----------
NET CASH USED BY INVESTING ACTIVITIES                                 (211,607)           (99,316)
                                                                    ----------         ----------
CASH FROM FINANCING ACTIVITIES
        Proceeds from capital leases and notes                         189,426             69,329
        Principal payments on capital leases and notes                 (26,462)           (21,738)
        Proceeds from settlement of warrants                                 0              4,425
        Repurchase of stock                                            (16,623)                 0
        Issuance of common stock                                         4,474              3,601
                                                                    ----------         ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              150,815             55,617
                                                                    ----------         ----------
EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT                       (1,421)            (6,810)
                                                                    ----------         ----------

NET CASH PROVIDED (USED)                                               (29,711)             5,899
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               174,310            104,113
                                                                    ----------         ----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  144,599         $  110,012
                                                                    ==========         ==========
INTEREST PAID                                                       $    8,682         $    6,303
INCOME TAXES PAID                                                   $       68         $    2,115
FIXED ASSET PURCHASES IN ACCOUNTS PAYABLE                           $   36,849         $   70,907
PURCHASE OF CALL WARRANTS FROM PROCEEDS OF PUT WARRANTS             $    1,450         $        0

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ATMEL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                         -------------------------
                                                           1998             1997
                                                         --------         --------
Net income (loss)                                        $(26,046)        $ 38,738

Other comprehensive income (loss), net of tax:
         Foreign currency translation adjustments          (3,625)          (4,427)
         Unrealized gains on securities                        44              (88)
                                                         --------         --------
Other comprehensive income (loss)                          (3,581)          (4,515)
                                                         --------         --------

Comprehensive income (loss)                              $(29,627)        $ 34,223
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

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out for materials and purchased parts and average cost for work in progress) or market and comprise the following:


                                          MARCH 31, 1998     DEC. 31, 1997
                                          --------------     -------------
       Materials and purchased parts          $ 12,063          $ 10,527
       Finished Goods                           28,823            25,590
       Work in progress                        149,438            88,219
                                              --------          --------
       TOTAL                                  $190,324          $124,336
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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows:

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                      -----------------------------
                                                                                         1998               1997
                                                                                      ----------         ----------
Basic and diluted net income (loss) (numerator)                                       $  (26,046)        $   38,738
                                                                                      ==========         ==========

Shares used in basic net income (loss) per share calculations (denominator):
  Weighted average shares of common stock outstanding                                     99,127             99,038
                                                                                      ==========         ==========

Shares used in diluted net income (loss) per share calculations (denominator):
  Weighted average shares of common stock outstanding                                     99,127             99,038
  Dilutive effect of stock options                                                             0              2,467
                                                                                      ----------         ----------
                                                                                          99,127            101,505
                                                                                      ==========         ==========

Basic net income (loss) per share                                                     $    (0.26)        $     0.39
                                                                                      ==========         ==========

Diluted net income (loss) per share                                                   $    (0.26)        $     0.38
                                                                                      ==========         ==========

In January 1996, the Board of Directors of the Company approved a stock repurchase program that allows the Company to repurchase up to 5,000 shares of its common stock. The Board of Directors approved the repurchase of an additional 5,000 shares in January 1998. The primary purpose of this stock repurchase program is to increase shareholder value. In connection with this program, the Company has entered into certain cash-less warrant transactions (see Note 4 below) which provide the Company with the flexibility to implement its repurchase plan without immediately impacting the Company's cash resources needed for planned capital expenditures. Additionally, the Company has purchased 1,000 shares of its common stock during the three months ended March 31, 1998. The average purchase price of the shares repurchased was $16.62 per share.

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

5. TEMIC ACQUISITION

On March 1, 1998, the Company acquired the integrated circuit business of Temic Telefunken Mircoelectronic (Temic) of Hielbronn, Germany, a wholly owned subsidiary of Daimler-Benz A.G., for approximately $99,250 cash. Temic designs, manufactures and sells analog, microcontroller and ASIC products that service the automotive, telecommunications, consumer and industrial markets. The Company's operating results for the three months ended March 31, 1998 included approximately one month of the results of Temic. The Company's consolidated balance sheet as of March 31, 1998 reflects the final allocation of the purchase price of Temic, which resulted in an increase in inventory, accounts receivable, fixed assets and current liabilities. The Company allocated $32,241 of the purchase price to purchased in-process research and development expense which was included in the income statement for the first quarter of 1998, as nonrecurring charges. At the time of acquisition, the technological feasibility of the acquired in-process technology had not been established and the

Company believes the technology has no alternative use. The Company intends to develop the acquired technology; however, it is uncertain whether the Company will be successful in this regard. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of the date or of results which may occur in the future.

                                                     Three Months Ended
                                                         March 31,
                                                 -------------------------
                                                   1998             1997
                                                 --------         --------
      Net revenues                               $303,123         $320,153
                                                 ========         ========

      Net income (loss)                          $(34,483)        $ 33,776
                                                 ========         ========

      Diluted net income (loss) per share        $  (0.35)        $   0.33
                                                 ========         ========

6. CONTINGENCIES

The Company is involved in certain patent related legal matters, in the ordinary course of business. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements nor is the amount or range of possible loss, if any, reasonably estimable.

The Company was named as a defendant in a patent infringement lawsuit that was filed on January 21, 1998. The plaintiff contends that certain of the Company's devices infringe seven patents it allegedly owns and is seeking a judgment of infringement for each of these asserted patents and other costs. The Company settled the patent disputes and entered into a cross-license agreement with the plaintiff in August 1998.

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

9. COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), effective with its 1998 fiscal year. The income tax effect of each element of comprehensive income for the three months ended March 31, 1998 is as follows:

                                                                         Tax
                                                      Before-Tax       (Expense)       Net-of-Tax
                                                        Amount         or Benefit        Amount
                                                      ----------       ----------      ----------
        Foreign currency translation adjustments        $(5,578)        $ 1,953         $(3,625)
                                                        -------         -------         -------
        Unrealized gain on securities                        69             (25)             44
                                                        -------         -------         -------
        Other comprehensive income                      $(5,509)        $ 1,928         $(3,581)
                                                        =======         =======         =======

The accumulated balances of other comprehensive income at March 31, 1998 are summarized as follows:

                                                                         Current
                                                       Beginning          Period           Ending
                                                        Balance           Change           Balance
                                                       ---------         --------         --------
        Foreign currency translation adjustments        $ (6,449)        $ (3,625)        $(10,074)
        Unrealized gain (loss) on securities                (654)              44             (610)
                                                        --------         --------         --------
                                                        $ (7,103)        $ (3,581)        $(10,684)
                                                        ========         ========         ========

10. NONRECURRING CHARGES

The $32,241 of nonrecurring charges represents the allocation of purchase price of the Temic acquisition to in-process research and development expense. See
Note 5 above.

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

The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ----------------------
                                                         1998            1997
                                                        ------          ------
NET REVENUES                                            100.0 %         100.0 %

EXPENSES
     Cost of sales                                        63.0            53.9
     Research and development                             14.1            11.5
     Selling, general and administrative                  10.7            10.3
     Nonrecurring charges                                 12.4             0.0
                                                        ------          ------
TOTAL EXPENSES                                           100.2            75.7

OPERATING INCOME (LOSS)                                   (0.2)           24.3
Interest and other expense, net                           (1.7)           (0.7)
                                                        ------          ------
INCOME (LOSS) BEFORE TAXES                                (1.9)           23.6
Income tax provision                                       8.1             8.2
                                                        ------          ------
NET INCOME (LOSS)                                        (10.0)%          15.4%
                                                        ======          ======

NET REVENUES

The Company's net revenues by geographic areas for the three-month periods ended March 31, 1998 and 1997 are summarized as follows:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                     1998                1997
                                                   --------            --------
North America                                      $ 94,315            $ 95,766
Europe                                              100,358              78,021
Asia                                                102,605             104,071
Elimination                                         (36,886)            (24,912)
                                                   --------            --------
Total                                              $260,392            $252,946
                                                   ========            ========

Net revenues increased 2.9 percent to $260.4 million in the quarter ended March 31, 1998 from $252.9 million in the corresponding quarter of 1997. This moderate increase was primarily attributable to the inclusion of revenues from Temic's integrated business ($22.5 million), a recent acquisition by the Company. See
Note 5 (Temic Acquisition) in Notes to Condensed Financial Statements for a discussion on Temic acquisition.

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

In recent years, the Company has significantly expanded its international operations, most recently through its acquisition of Temic. International sales and operations are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements and foreign government regulations. Because most of the Company's foreign sales are denominated in U.S. dollars, the Company's products become less price competitive in countries with currencies declining in value against the dollar. In particular, the Company's operating results for the first quarter of 1998 were adversely impacted in part by a strengthening of the U.S. dollar against local currencies in the markets in which the Company sells products. There can be no assurance that the Company will not experience similar adverse effects in the future. In addition, the continuance or worsening of the adverse business and financial conditions in Asia, where more than 35.0 percent of the Company's revenues are generated, would likely have a material adverse effect on the Company's operating results in the future.

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, characterized by diminished product demand, production overcapacity and subsequent accelerated erosion of average selling-prices. The commodity memory portion of the semiconductor industry, from which the Company derives more than half of its revenues, has continued to suffer from excess capacity during 1998. If these conditions continue, the Company's growth and results of operations would be adversely affected.

The Company's continued success will depend in large part on the continued growth of various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics equipment and military equipment. The Company's success will also depend upon a better supply and demand balance within the industry. While the Company experienced rapid revenues and net income growth from 1994 through 1996, there can be no assurance that this growth will resume in future periods, as was evidenced in 1997 and 1998.

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

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by 7.3 percent to $27.8 million in the first quarter of 1998 from $25.9 million in the first quarter of 1997. The increase was largely due to headcount increases in both domestic and foreign operations, legal costs related to patent infringement lawsuit and the inclusion of Temic's selling, general and administrative expense. As a percentage of net revenues, selling, general and administration expenses were
10.7 percent for the first quarter of 1998 and 10.3 percent for the corresponding quarter of 1997. The Company expects selling general and administrative expenses to increase due primarily to expansions in international markets, legal costs associated with intellectual property litigation and provision for doubtful accounts receivable. The provision for doubtful accounts receivable may increase as the Company continues to evaluate the status of its accounts receivable. The increase will likely be due to the aging of accounts receivable, an anticipated increase in the accounts receivable balance, continued weakened business conditions and less financially strong customers.

NONRECURRING CHARGES

The Company allocated $32.2 million of the purchase price of Temic to in-process research and development expense in connection with the Temic acquisition. See
Note 5 (Temic Acquisition) in Notes to Condensed Consolidated Financial Statements. At the date of acquisition, the technological feasibility of the acquired in-process technology had not been established. The Company intends to develop the acquired technology and expects to incur between $10.0 and $20.0 million per year in development costs. If the development is successful, this technology will allow wireless communication devices to communicate at higher frequencies and at a lower cost than is currently available with other technologies. The Company anticipates the development will be completed and benefits will begin in the 2000-2001 time frame.

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

INCOME TAX PROVISION

The Company's effective tax rate was 35.0 percent for the three months ended March 31, 1997 and 424.0 percent for the three months ended March 31, 1998. The increase was attributable to certain items associated with the acquisition of Temic, including the write-off of in-process research and development expense. For the remainder of 1998, the Company plans to use the tax rates of 40 percent and 30 percent for Temic and the rest of the Company's consolidated entities.

NET INCOME (LOSS)

Net loss of $26.0 million for the first quarter of 1998 decreased by 167.2 percent from $38.8 million in the corresponding period of the prior year. The decrease was primarily due to the $32.2 million write-off of in-process research and development purchased in connection with the Temic acquisition and the increase in tax expense.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had $233.5 million in cash and short-term investments, a decrease of $4.1 million from December 31, 1997, and $239.5 million in net working capital, a decrease of $75.1 million from December 31, 1997. At March 31, 1998, the Company also had long-term investments of $93.8 million, a decrease of $1.8 million from December 31, 1997. These investments consisted of United States government obligations and state and municipal securities.

During the three months ended March 31, 1998, net cash used by operations was $32.5 million. Net cash used in investments was $211.6 million, due to acquisitions of fixed and other assets of $88.5 million, investment in Temic of $99.3 million, purchases of marketable securities of $147.8 million, offset by sale of marketable securities of $123.9 million. Net cash provided from financing activities was $150.8 million, due to funding from capital leases and bank borrowings of $189.4 million and proceeds from stock issuance of $4.5 million, offset by payments of capital leases and notes payable of $26.5 million and payments of $16.6 million for the repurchase of one million shares of the Company's common stock. The $189.4 million of capital lease and bank borrowings included a $110.0 million of short-term loan from Nationsbank which was used to finance the acquisition of Temic. This short-term loan with Nationsbank was subsequently repaid from the net proceeds received in connection with the zero coupon convertible debt financing completed in April 1998. See Note 8 (Subsequent Event) in Notes to Condensed Financial Statements.

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

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was named as a defendant in a patent infringement lawsuit that was filed on January 21, 1998. The plaintiff contends that certain of the Company's devices infringe seven patents it allegedly owns and is seeking a judgment of infringement for each of these asserted patents and other costs. The Company settled the patent disputes and entered into a cross-license agreement with the plaintiff in August 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ATMEL CORPORATION
                                   ----------------------------------
                                              (Registrant)

SEPTEMBER 28, 1998                         /s/ GEORGE PERLEGOS
                                   ----------------------------------
                                             GEORGE PERLEGOS
                                   President, Chief Executive Officer
                                      (Principal Executive Officer)


SEPTEMBER 28, 1998                          /s/ DONALD COLVIN
                                   ----------------------------------
                                              DONALD COLVIN
                                       Chief Financial Officer and
                                         Vice President, Finance
                                        (Principal Financial and
                                           Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                       Description
------                       -----------
 27.1                        Financial Data Schedule