Form 10-K405/A
period 1997-12-31
ATMEL CORP
filed 1998-11-09
CIK 872448

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                  FORM 10-K/A

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

--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL

        Atmel Corporation (Atmel or the Company) designs, develops, manufactures and markets a broad range of high performance non-volatile memory and logic integrated circuits using its proprietary complementary metal-oxide semiconductor (CMOS) technologies. A MOS (metal-oxide silicon) structure is created by superimposing several layers of conducting, insulating and transistor forming materials. After a series of processing steps, a typical structure might consist of levels called diffusion, polysilicon and metal that are separated by insulating layers. CMOS technology provides two types of transistors, an "n-type" transistor (nMOS) and a "p-type" transistor (pMOS). These transistors serve as the fundamental building blocks of digital electronics. By connecting them in various ways, integrated circuit designers can construct devices that either perform logic operations or act as storage media (memory). CMOS offers higher performance at a lower power and scales extremely well to small feature size.

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

        EPROMs. The Company shipped its first EPROM in early 1986. The worldwide EPROM market is intensely competitive and characterized by commodity pricing. The Company's strategy is to target the high performance end of this market by offering faster speed, higher density and lower power usage devices. The Company currently offers EPROMs with access speeds of 150 nanoseconds to 45 nanoseconds and densities of 256 kilobits to 8 megabits. These products are generally used to contain the operating programs of embedded microcontroller or Digital Signal Processing-based systems(DSP), such as hard disk drives, CD-ROM drives and modems.

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

MANUFACTURING

        The Company processes wafers for its integrated circuits primarily at its manufacturing facility located in Colorado Springs, Colorado. This facility, which consists of a Class 10 wafer fabrication line and a Class 1 wafer fabrication line and additional buildings for engineering and test operations, enables the Company to process in volume 6-inch wafers, with effective feature sizes as small as 0.35 microns. A wafer fabrication line is considered a Class 10 line if the air contains no more than 10 particles of a 0.5-micron width per cubic meter. Similarly, a wafer fabrication line is considered a Class 1 line if the air contains no more than 1 particle of a 0.35-micron width per cubic meter. The Company also has two semiconductor fabrication facilities located in Rousset, France - a lower volume 6-inch plant and a newly constructed 8-inch facility. In an effort to improve productivity and efficiency of the Company's French manufacturing operations, the Company plans to convert the 6-inch plant to a test facility and to concentrate its wafer manufacturing in the 8-inch facility. This new 388,000-square-foot facility will produce 8-inch silicon wafers using a new 0.35-micron process. Since the technology used in the 8-inch plant is different than that used in the 6-inch plant, many fixed assets (machinery and equipment in particular) in the 6-inch plant cannot be used in the new 8-inch facility. As a result, the Company made a one-time charge of $43 million, in the fourth quarter of 1997, in connection with the impairment of these fixed assets in the 6-inch plant.

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

        A significant portion of the Company's sales are made from inventory on a current basis. Sales are made primarily pursuant to purchase orders for current delivery, or agreements covering purchases over a period of time, which are frequently subject to revision and cancellation without penalty. Generally, in light of current industry practice and experience, the Company does not believe that such agreements provide meaningful backlog figures or are necessarily indicative of actual sales for any succeeding period.

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

        Semiconductor manufacturing capacity is affected by a number of factors including absolute level of utilization, manufacturing yields, product mix and manufacturing efficiencies in terms of wafer through-put and productivity. For example, a high level of utilization for a product experiencing rapid price erosion results in under-utilization of manufacturing capacity. Based upon the Company's rapid growth in sales from 1994-96, as well as its expectation of continued growth in the semiconductor industry, the Company invested heavily in new plant and equipment during 1996 and 1997 to increase manufacturing capacity. The Company's capital expenditures in 1996 and 1997 were $511 million and $312.1 million, respectively, which resulted in significantly increased manufacturing capacity by mid-1997. However, the expected growth did not materialize in the second half of 1997. The Company responded to this downturn in the industry by writing off inventory and reducing excess manufacturing capacity. As a result, in 1997 the Company's gross margin declined significantly, decreasing to 37.2% in 1997 from approximately 49% in 1996 and 1995. The decrease in gross margin was primarily due to the write-down of inventories in the fourth quarter of 1997, lower product margins on many of the Company's memory products resulting from the rapid erosion of average selling prices that were not matched with a corresponding decrease in manufacturing cost, and manufacturing overcapacity resulting from increases in fixed costs associated with the expansion of the Company's wafer fabrication facilities.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this Item is incorporated by reference to the section entitled "Financial Risk Management" of the Registrant's 1997 Annual Report to Shareholders.

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


                                    ATMEL CORPORATION

November 9, 1998                   By:   /s/  George Perlegos
                                         --------------------------------------
                                         George Perlegos
                                         President and Chief Executive Officer


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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:


          Signature                                   Title                          Date
          ---------                                   -----                          ----

/s/  George Perlegos                 President, Chief Executive                November 9, 1998
--------------------------           Officer (Principal Executive Officer)
    (George Perlegos)                and Director


/s/  Kris Chellam                    Vice President, Finance and               November 9, 1998
--------------------------           Administration and Chief Financial
       (Kris Chellam)                Officer (Principal Financial and
                                     Accounting Officer)

/s/     Norm Hall                    Director                                  November 9, 1998
--------------------------
        (Norm Hall)

/s/  Gust Perlegos                   Director                                  November 9, 1998
--------------------------
     (Gust Perlegos)

/s/  T. Peter Thomas                 Director                                  November 9, 1998
--------------------------
    (T. Peter Thomas)

/s/  Tsung-Ching Wu                  Director                                  November 9, 1998
--------------------------
    (Tsung-Ching Wu)

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