Form 10-Q/A
period 1998-06-30
ATMEL CORP
filed 1998-11-09
CIK 872448

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

                                  FORM 10-Q/A

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

                                ATMEL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30,                     JUNE 30,
                                                      1998           1997           1998           1997
                                                    --------       --------       --------       --------
Net income (loss)                                   $(44,468)      $ 27,408       $(70,514)      $ 66,146

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments            2,783         (3,574)          (842)        (8,001)
   Unrealized gains (losses) on securities               (71)          (129)           (27)          (217)
                                                    --------       --------       --------       --------
Total other comprehensive income (loss)                2,712         (3,703)          (869)        (8,218)
                                                    --------       --------       --------       --------

Comprehensive income (loss)                         $(41,756)      $ 23,705       $(71,383)      $ 57,928
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
                                                              =========       =========      =========       =========


In January 1996, the Board of Directors of the Company approved a stock repurchase program that allows the Company to repurchase up to 5,000 shares of its common stock. The Board of Directors approved the repurchase of an additional 5,000 shares in January 1998. The primary purpose of this stock repurchase program is to increase shareholder value. In connection with this program, the Company has entered into certain cash-less warrant transactions which provide the Company with the flexibility to implement its repurchase plan, under which the Company could repurchase its stock when favorable market conditions existed and without immediately impacting the Company's cash resources. In addition, the Company paid approximately $16,600 in cash to repurchase 1,000 shares of its common stock in January 1998.

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

5. TEMIC ACQUISITION

On March 1, 1998, the Company acquired the integrated circuit business of Temic Telefunken Mircoelectronic (Temic) of Hielbronn, Germany, a wholly owned subsidiary of Daimler-Benz A.G., for $99,250 cash. Temic designs, manufactures and sells analog, microcontroller and ASIC products that service the automotive, telecommunications, consumer and industrial markets. The Company's operating results for the six months ended June 30, 1998 included approximately four months of the results of Temic, which included $95,002 of net revenues. The Company's consolidated balance sheet as of June 30, 1998 reflects the final allocation of the purchase price of Temic, which resulted in an increase in inventory, accounts receivable, fixed assets, current and long-term liabilities. The Company allocated $32,241 of the purchase price to purchased in-process research and development expense, which was charged against earnings for the first quarter of 1998. At the date of the acquisition, the technological feasibility of the acquired in-process technology had not been established. The Company intends to develop the acquired technology and expects to incur between $10,000 and $20,000 per year in development costs for the next two to three years. If the development is successful, this technology will allow wireless communication devices to communicate at higher frequencies and at a lower cost than is currently available with other technologies. The Company anticipates that a CMOS like silicon germanium process will begin to be incorporated into the Company's products in the year
2000 - 2002 time frame.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of periods presented and do not purport to be indicative of what would have occurred had the acquisition been made as of the date or of results which may occur in the future.

                                                        Six Months Ended
                                                             June 30,
                                                      1998            1997
                                                    ---------       ---------
     Net revenues                                   $ 591,706       $ 616,983
                                                    =========       =========

     Net income (loss)                              $ (79,024)      $  57,390
                                                    =========       =========

     Diluted Net income (loss) per share            $   (0.80)      $    0.56
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

The Company was named as a defendant in a patent infringement lawsuit that was filed on January 21, 1998. The plaintiff contended that certain of the Company's devices infringe seven patents it allegedly owns and was seeking a judgment of infringement for each of these asserted patents and other costs. The amount of judgment sought by the plaintiff was not specified in the lawsuit. The Company settled the patent disputes and entered into a cross-license agreement with the plaintiff in August 1998.

7. RECENT ACCOUNTING PRONOUNCEMENT

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. The SOP is effective for the Company's fiscal year ended December 31, 1999 and will require the effect of adoption be reported as a cumulative effect of change in accounting principle. Upon adoption of the SOP, the Company expects to record a charge against earnings. At June 30, 1998, start-up costs of $38,661 was reported as other assets.

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

9. COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), effective with its 1998 fiscal year. The income tax effect of each element of comprehensive income is summarized as follows:


                                               THREE MONTHS ENDED JUNE 30, 1998
                                                              Tax
                                             Before-Tax    (Expense)    Net-of-Tax
                                               Amount      or Benefit     Amount
                                             ----------    ----------   ----------
Foreign currency translation adjustments      $ 4,282       $(1,499)     $ 2,783
                                              -------       -------      -------

Unrealized gain (loss) on securities             (110)           39          (71)
                                              -------       -------      -------

Other comprehensive income                    $ 4,172       $(1,460)     $ 2,712
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
                                              =======       =======       =======


10. NONRECURRING CHARGES

During the second quarter of fiscal 1998, the Company announced a restructuring plan which included a 10 percent work force reduction and the write-down of certain manufacturing equipment and machinery with older process technology. The program is primarily aimed at focusing the Company's business processes, attaining cost efficiencies and increasing manufacturing flexibility. The majority of the 10 percent of employees to be terminated will be factory workers in the Company's manufacturing facilities located in the U.S. and Europe. The restructuring and nonrecurring charges of $70,000 included a provision of $5,000 for severance costs which are anticipated to be paid primarily in the second half of fiscal 1998.

As the Company continued to move toward production with 0.35-micron technology, the Company recognized an impairment charge of $65,000 relating to manufacturing equipment with 0.65-micron and 0.5-micron technologies. The decision to accelerate implementation of 0.35-micron technology was prompted by the continued price erosion of the Company's Flash memory products, and weakening business conditions for its EPROM products have further negatively affected the Company's gross margin. In making its decision, the Company examined the relationship between the costs of fixed assets in its Colorado manufacturing facility and the projected revenues produced from these assets during the next three years, and concluded that the gross margin of its products would decline rapidly based upon the continued price erosion and maturity of its products. Accordingly, the Company decided to move toward more advanced manufacturing processes using 0.35-micron technology in its Colorado facility, in an effort to maintain its revenues and reduce its costs. However, due to the current depressed state of the average selling prices for the semiconductor memory products, even the additional output per wafer does not provide a positive gross margin (without reducing depreciation charges from the manufacturing equipment).

The Company recognized the impairment charge when the future undiscounted cash flows of each asset were estimated to be insufficient to recover its related carrying value. At such time, the carrying values of these assets were written down to the Company's estimates of fair value and will continue to be depreciated over their remaining useful lives. Fair value was based on sales of similar assets or other estimates of fair value such as estimated future cash flows. The Company does not anticipate significant proceeds from disposal. None of the assets affected by this action are currently held for sale.

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
                                              =====        =====      =====        =====


NET REVENUES

The Company's net revenues by geographic destinations for the three-month and six-month periods ended June 30, 1998 and 1997 are summarized as follows:

                       Three Months Ended       Six Months Ended
                           June 30,                June 30,
                        1998        1997        1998        1997
                        ----        ----        ----        ----
North America        $ 76,806     $ 92,733    $171,121    $188,499
Europe                144,675       57,355     245,033     135,376
Asia                  110,972       97,032     213,577     201,103
Elimination           (44,248)     (22,184)    (81,134)    (47,096)
                     --------     --------    --------    --------
Total                $288,205     $224,936    $548,597    $477,882
                     ========     ========    ========    ========

Net revenues increased 28.1 percent to $288.2 million in the three months ended June 30, 1998 from $224.9 million in the corresponding quarter of 1997. Net revenues for the first six months ended June 30, 1998 increased 14.8 percent to $548.6 million from $477.9 million in the same period of 1997. This increase was primarily attributable to the inclusion of revenues from Temic's business, a recent acquisition by the Company. See Note 5 (Temic Acquisition) in Notes to Condensed Consolidated Financial Statements. The revenue decrease in the North American region was primarily due to continued price erosion of the Company's memory products. The increase in revenues in the European region was primarily due to the revenue contribution from Temic. The increase in revenues in the Asian region was largely due to an increase in intercompany sales between the Company and its wholly-owned subsidiary located in Hong Kong which are eliminated on consolidation.

Excluding the $71.7 million revenue contribution from Temic, net revenues for the three months ended June 30, 1998 would have decreased by approximately 3.7 percent compared to the corresponding quarter of 1997. During the three months ended June 30, 1998, revenues from the Company's ASIC products increased 59.0 percent while revenues from its logic and memory products decreased 11.1 percent and 13.3 percent, respectively, compared to the corresponding quarter of 1997. The Company expects its ASIC revenues to continue to grow as the Company is repositioning itself in the vanguard of the system-on-a-chip movement. The decrease in logic revenues was primarily attributable to the declining prices of the Company's EPROM and EEPROM products. During the three months ended June 30, 1998, EPROM revenues decreased 47.2 percent while EEPROM revenues decreased 37.1 percent, compared to the corresponding period of 1997. The decline in memory revenues was primarily due to abnormal price erosion (caused by excess manufacturing capacity in the semiconductor industry). For the six months ended June 30, 1998, the decrease in net revenues was approximately 5.1 percent, excluding the revenue from Temic of $95.0 million. The decrease was primarily due to the reasons discussed above with respect to the three months ended
June 30, 1998. The Company's quarterly revenues and operating results have become increasingly dependent upon orders booked and shipped within a given quarter. To the extent this trend continues, the Company's quarterly results will be less predictable and subject to greater variability.

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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, characterized by diminished product demand, production overcapacity and subsequent accelerated erosion of average selling prices. The commodity memory portion of the semiconductor industry, from which the Company derives more than half of its revenues, has continued to suffer from excess capacity during 1998. If these conditions continue, the Company's growth and results of operations would be adversely affected.

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

The primary technology which the Company acquired through the Temic acquisition is the silicon germanium manufacturing process. The Company intends to develop the acquired technology and expects to incur between $10.0 and $20.0 million per year in development costs for the next two to three years. If the development is successful, this technology will allow wireless communication devices to communicate at higher frequencies and at a lower cost than is currently available with other technologies. The Company anticipates that a CMOS like silicon germanium process will begin to be incorporated into the Company's products in the year 2000 - 2002 time frame.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by 60.6 percent to $39.1 million in the second quarter of 1998 from $24.4 million in the second quarter of 1997. The increase was largely due to headcount increases in both domestic and foreign operations, provision for bad debts expense, legal costs related to patent infringement lawsuit and the inclusion of Temic's selling, general and administrative expense of $17.9 million. As a percentage of net revenues, selling, general and administration expenses were 13.6 percent for the second quarter of 1998 and 10.8 percent for the corresponding quarter of 1997. The Company expects selling general and administrative expenses to increase due primarily to expansions in international markets, legal costs associated with intellectual property litigation and provision for doubtful accounts receivable. The provision for doubtful accounts receivable may increase as the Company continues to evaluate the status of its accounts receivable. The increase will primarily be due to the aging of accounts receivable, an anticipated increase in accounts receivable, continued weakened business conditions and less financially strong customers.

NONRECURRING CHARGES

During the second quarter of fiscal 1998, the Company announced a restructuring plan which included a 10 percent work force reduction and the write-down of certain manufacturing equipment and machinery with older process technology. The majority of the 10 percent of employees to be terminated will be factory workers in the Company's manufacturing facilities located in the U.S. and Europe. The program is primarily aimed at focusing the Company's business processes, attaining cost efficiencies and increasing manufacturing flexibility. The effects of the restructuring programs are expected to reduce the Company's cost of sales, salary cost and depreciation and improve its profit margins in the future. The Company does not believe the restructuring programs will generate increased costs in other areas or lead to diminished revenues. The full implementation of the restructuring programs will take place over the next two quarters and the Company expects these programs to generate pre-tax savings of approximately $30.0 million per quarter during such time. However, no assurance can be given as to the eventual cost savings under these restructuring programs. The Company is converting its manufacturing process to use 0.35-micron technology and is developing 0.25-micron technology. Until these migrations are completed, the older equipment and associated manufacturing process are still being used. The nonrecurring charges of $70.0 million included a provision of $5.0 million for severance costs and a reserve of $65.0 million for write-down of fixed assets. See Note 10 (Nonrecurring Charges) in Notes to Condensed Consolidated Financial Statements.

As the Company continued to move toward production with 0.35-micron technology, the Company recognized an impairment charge of $65.0 million relating to manufacturing equipment with 0.65-micron and 0.5-micron technologies. The Company recognized the impairment charge when the future undiscounted cash flows of each asset were estimated to be insufficient to recover its related carrying value. At such time, the carrying values of these assets were written down to the Company's estimates of fair value. Fair value was based on sales of similar assets or other estimates of fair value, such as estimated future cash flows. The Company does not anticipate significant process from disposal. None of the assets affected by this action are currently held for sale.

Additionally, as previously indicated, a $32.2 million purchased in-process research and development expense related to the acquisition of Temic in March 1998 has been charged against the first quarter's operating results. At the time of the acquisition, the technological feasibility of the acquired in-process technology had not been established and the Company believes the technology has no alternative use. The Company intends to develop the acquired technology (see Research and Development); however,, it is uncertain whether the Company will be successful in this regard. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase. See Note 5 (Temic Acquisition) in Notes to Condensed Consolidated Financial Statements.

OTHER EXPENSE, NET

The Company reported $9.3 million of net interest and other expenses for the second quarter of 1998, compared to $3.2 million of net interest and other expenses for the corresponding period of 1997. The increase in net interest and other expenses was primarily due to a combination of higher interest expense associated with the increase in borrowings to finance the expansion of the Company's fabrication facilities in Colorado Springs and Rousset and to finance the acquisition of Temic during the first quarter of 1998, as well as the result of a portion of interest expense being capitalized in the second quarter of 1997 (in connection with the construction of the Company's fabrication facility in Rousset). Foreign exchange gain (loss) included in Other Expenses, Net for the six months ended June 30, 1998 and 1997 was $103 and $(2,888), respectively.

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

YEAR 2000 RISKS

The Company initiated a program during 1997 to review its computer hardware and software systems to determine the impact of and to provide solutions for Year 2000 requirements. The Year 2000 program is being conducted in five phases --
(i) planning, (ii) inventory/impact, (iii) remediation, (iv) testing and (v) monitoring.

As of August 1, 1998, the Company had completed the planning phase of the Year 2000 program for both information technology (IT) and non-information technology (Non-IT) systems. The inventory/impact phase has been completed for IT systems and is substantially completed for Non-IT systems. The Company has completed the remediation phase for most of its IT systems (i.e., factory management system, order entry and tracking system, electronic data interchange
(EDI) and financial information systems). The remediation phase for the remaining IT systems is approximately 35 percent completed and is expected to be fully completed by mid 1999. The Company has begun the remediation process for Non-IT systems and expects this remediation process to be completed in mid 1999. The testing phase had been completed for the EDI system and is approximately 80 percent completed for the order entry and tracking system and the financial information system. Depending upon the timing of the remediation phase, the testing phase for the remaining IT systems and Non-IT systems will begin immediately following the completion of the remediation process. The Company expects phases (i) through (iv) of the Year 2000 program to be completed during the third quarter of 1999. The Company has also begun the process of identifying its top 100 suppliers and sending these suppliers a Year 2000 compliance survey. The Company expects this process to be completed by mid 1999. The Company has not yet established a contingency plan for any Year 2000 issues that may arise, but expects to establish such a plan during its completion of phases (i) through (v) of the Year 2000 program.

The Company's cost related to identifying and addressing Year 2000 issues are not expected to be material. Thus far, the major cost associated with identifying and addressing Year 2000 issues has been in-house labor costs. The Company does not anticipate costly replacements for Non-IT equipment, since the Company expects that substantially all of this equipment can be upgraded to be Year 2000 compliant. If the Company were unable to successfully upgrade its IT and Non-IT systems to be Year 2000 compliant, its wafer productions system and business and financial information systems could be materially and adversely affected, which in turn could result in a material adverse effect on the Company's business, operating results and financial conditions.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had $183.1 million in cash and short-term investments, a decrease of $54.5 million from December 31, 1997, and $332.7 million in net working capital, an increase of $18.2 million from December 31, 1997. Accounts receivable increased 17.2 percent to $254.3 million at June 30, 1998 from $217.0 million at December 31, 1997. The increase was primarily due to the inclusion of Temic's accounts receivable of $48.1 million. The average days of accounts receivable outstanding were 88.2 and 74.8 days for the six month periods ended June 30, 1998 and 1997, respectively. The increase in average days outstanding was due primarily to the Company extending longer payment terms to its customers due to competitions and a more difficult collection environment due to weakened business conditions and less financially strong customers. Inventories increased 72.4 percent to $214.4 million at June 30, 1998 from $124.3 million at December 31, 1997. The increase in inventory was primarily due to the combination of decline in sales and the continuation of production. The inventory increase was also due, in part, to the inclusion of Temic's inventory of $28.1 million. The inventory turnover for the six months ended June 30, 1998 was 2.1 times compared to 3.0 times of the corresponding period of 1997. At June 30, 1998, the Company had long-term investments of $133.8 million, an increase of $38.3 million from December 31, 1997. These investments consisted of United States government obligations and state and municipal securities. In April 1998, the Company completed a zero coupon convertible debt financing, which raised approximately $115.0 million. See Note 8 (Zero Coupon Convertible Debt) in Notes to Condensed Consolidated Financial Statements.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was named as a defendant in a patent infringement lawsuit that was filed on January 21, 1998. The plaintiff contended that certain of the Company's devices infringe seven patents it allegedly owns and was seeking a judgment of infringement for each of these asserted patents and other costs. The amount of judgment sought by the plaintiff was not specified in the lawsuit. The Company settled the patent disputes and entered into a cross-license agreement with the plaintiff in August 1998.

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



                                                ATMEL CORPORATION
                                   ---------------------------------------------
                                                   (Registrant)



November 9, 1998                   /S/  GEORGE PERLEGOS
                                   ---------------------------------------------
                                        GEORGE PERLEGOS
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)



November 9, 1998                   /S/  DONALD COLVIN
                                   ---------------------------------------------
                                        DONALD COLVIN
                                    Chief Financial Officer and
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27.1                         Financial Data Schedule