Form 10-Q
period 1998-09-30
ATMEL CORP
filed 1998-11-12
CIK 872448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

ON SEPTEMBER 30, 1998, REGISTRANT HAD OUTSTANDING 99,572,460 SHARES OF COMMON STOCK.

                                ATMEL CORPORATION

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1998




                                      INDEX


                                                                                 PAGE
                                                                                 ----
PART I:   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets at September 30,
                    1998 and December 31, 1997                                     1

                    Condensed Consolidated Income Statements for the three and
                    nine months ended September 30, 1998 and September 30, 1997    2

                    Consolidated Statements of Cash Flows for the nine months
                    ended September 30, 1998 and September 30, 1997                3

                    Consolidated Statements of Comprehensive income for the
                    three and nine months ended September 30, 1998 and
                    September 30, 1997                                             4

                    Notes to Condensed Consolidated Financial Statements           5

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                           10

PART II:  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                              18

SIGNATURES                                                                        19

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ATMEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         SEPTEMBER 30,        DECEMBER 31,
                                                             1998                 1997
                                                         -------------        ------------
                                                          (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                             $   134,970          $   174,310
   Short-term investments                                     53,912               63,222
   Accounts receivable, net                                  246,954              216,991
   Inventories                                               236,474              124,336
   Other current assets                                      108,290              119,358
                                                         -----------          -----------
        TOTAL CURRENT ASSETS                                 780,600              698,217
Other assets                                                 102,285               42,338
Long-term investments                                        122,417               95,536
Fixed assets, net                                            981,225              985,949
                                                         -----------          -----------
        TOTAL ASSETS                                     $ 1,986,527          $ 1,822,040
                                                         ===========          ===========
CURRENT LIABILITIES:
   Current portion of long-term debt                     $    78,520          $    67,522
   Trade accounts payable and other
     accrued liabilities                                     313,110              290,890
   Income taxes payable                                       14,010                    0
   Deferred income on shipments to distributors               19,648               25,256
                                                         -----------          -----------
        TOTAL CURRENT LIABILITIES                            425,288              383,668

Convertible notes                                            267,640              150,000
Long-term debt less current portion                          503,648              421,389
Other long-term liabilities                                   19,063               34,499
                                                         -----------          -----------
        TOTAL LIABILITIES                                  1,215,639              989,556
                                                         -----------          -----------
Put warrants                                                  69,730               46,050
                                                         -----------          -----------

SHAREHOLDERS' EQUITY:
   Common stock                                              315,359              334,303
   Retained earnings                                         385,799              452,131
                                                         -----------          -----------
        TOTAL SHAREHOLDERS' EQUITY                           701,158              786,434
                                                         -----------          -----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 1,986,527          $ 1,822,040
                                                         ===========          ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                ATMEL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per-share data)
                                   (Unaudited)

                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                               1998       1997        1998       1997
                                             --------   --------    --------   --------
NET REVENUES:                                $273,814   $240,050    $822,411   $717,932

EXPENSES:
   Cost of sales                              172,583    135,572     532,750    397,849
   Research and development                    45,518     29,624     125,571     88,152
   Selling, general and administrative         40,796     24,459     107,737     74,763
   Nonrecurring charges                             0          0     102,241          0
                                             --------   --------    --------   --------
      TOTAL EXPENSES                          258,897    189,655     868,299    560,764
                                             --------   --------    --------   --------

Operating income (loss)                        14,917     50,395     (45,888)   157,168
Other expenses, net                            (9,689)    (3,701)    (23,470)    (8,715)
                                             --------   --------    --------   --------

Income (loss) before taxes                      5,228     46,694     (69,358)   148,453
Income tax provision (benefit)                  1,046     16,345      (3,026)    51,958
                                             --------   --------    --------   --------

NET INCOME (LOSS)                            $  4,182   $ 30,349    $(66,332)  $ 96,495
                                             ========   ========    ========   ========
BASIC NET INCOME (LOSS) PER SHARE            $   0.04   $   0.30    $  (0.67)  $   0.97
                                             ========   ========    ========   ========
DILUTED NET INCOME (LOSS) PER SHARE          $   0.04   $   0.30    $  (0.67)  $   0.95
                                             ========   ========    ========   ========
SHARES USED IN BASIC NET INCOME
(LOSS) PER-SHARE CALCULATION                   99,472     99,506      99,267     99,267
                                             ========   ========    ========   ========
SHARES USED IN DILUTED NET INCOME
(LOSS) PER-SHARE CALCULATION                  100,053    101,926      99,267    103,507
                                             ========   ========    ========   ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                ATMEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                 1998             1997
                                                              ----------       ----------
CASH FROM OPERATING ACTIVITIES
   Net income (loss)                                          $  (66,332)      $   96,495
   Items not requiring the use of cash
       Depreciation and amortization                             148,550          111,093
       Write-down of fixed assets                                 65,000                0
       Other                                                         223           13,870
   Changes in operating assets and liabilities
       Accounts receivable                                        14,126          (85,550)
       Inventories                                               (80,184)         (53,976)
       Other current assets                                       23,556          (26,600)
       Trade accounts payable and other accrued liabilities      (24,348)         (31,202)
       Income taxes payable                                       14,010           10,444
       Deferred income on shipments to distributors               (5,608)              11
                                                              ----------       ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         88,993           34,585
                                                              ----------       ----------
CASH FROM INVESTING ACTIVITIES
       Acquisition of fixed assets                              (144,196)        (229,295)
       Acquisition of other assets                               (40,939)          (4,510)
       Acquisition of Temic Telefunken Microelectronic           (99,250)               0
       Purchase of investments                                  (211,434)         (68,615)
       Sale or maturity of investments                           193,863           61,231
                                                              ----------       ----------
NET CASH USED BY INVESTING ACTIVITIES                           (301,956)        (241,189)
                                                              ----------       ----------
CASH FROM FINANCING ACTIVITIES
       Proceeds from issuance of convertible bonds               115,004          150,000
       Proceeds from capital leases, short-term loan
         and notes                                               253,006          181,087
       Principal payments on capital leases, short-term
         loan and notes                                         (185,720)         (62,935)
       Proceeds from settlement of warrants                            0            4,425
       Repurchase of stock                                       (20,047)               0
       Issuance of Common Stock                                    8,403           12,599
                                                              ----------       ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        170,646          285,176
                                                              ----------       ----------
EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT                  2,977          (15,994)
                                                              ----------       ----------

NET CASH PROVIDED (USED)                                         (39,340)          62,578
       CASH AT BEGINNING OF PERIOD                               174,310          104,113
                                                              ----------       ----------
       CASH AT END OF PERIOD                                  $  134,970       $  166,691
                                                              ==========       ==========
INTEREST PAID                                                 $   28,766       $   19,206
INCOME TAXES PAID                                             $    1,090       $   38,157
ISSUANCE OF COMMON STOCK FOR PURCHASE OF OTHER ASSETS         $    2,652       $        0
FIXED ASSET PURCHASES IN ACCOUNTS PAYABLE                     $    8,786       $   37,757
PURCHASE OF CALL WARRANTS FROM PROCEEDS OF PUT WARRANTS       $    4,450       $    2,088

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                           ATMEL CORPORATION
                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                             (In thousands)
                                              (Unaudited)


                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                    1998       1997        1998       1997
                                                  --------   --------    --------   --------
Net income (loss)                                 $  4,182   $ 30,349    $(66,332)  $ 96,495

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments         10,783     (2,395)      9,941    (10,396)
   Unrealized gains (losses) on securities            (972)      (368)        (999)      (585)
                                                  --------   --------    --------   --------
Total other comprehensive income (loss)              9,811     (2,763)      8,942    (10,981)

Comprehensive income (loss)                       $ 13,993   $ 27,586    $(57,390)  $ 85,514
                                                  ========   ========    ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ATMEL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                 (In thousands)
                                   (Unaudited)


1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of September 30, 1998 and the results of operations and cash flows for the three month and nine month periods ended September 30, 1998 and 1997. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report to Shareholders for the year ended December 31, 1997. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The income statements for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.

2.   ACCOUNTS RECEIVABLE

Allowance for doubtful accounts is calculated based on the aging of the Company's accounts receivable, historical experience, current and future short-term business conditions and management judgment. The Company writes off an account receivable against the allowance when the Company determines it is uncollectible and no longer actively pursues collection of the receivable.

3.   INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out for materials and purchased parts and average cost for work in progress) or market.

                                             SEPTEMBER 30,       DEC. 31,
                                                  1998             1997
                                             -------------       --------
        Materials and purchased parts          $  18,746        $  10,527
        Finished Goods                            36,086           25,590
        Work in progress                         181,642           88,219
                                               ---------        ---------
        TOTAL                                  $ 236,474        $ 124,336
                                               =========        =========

4.   NET INCOME (LOSS) PER SHARE

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows:

                                                Three Months Ended           Six Months Ended
                                                   September 30,               September 30,
                                                1998          1997          1998          1997
                                              ---------     ---------     ---------     ---------
Numerator:
Basic net income (loss)                       $   4,182     $  30,349     $ (66,332)    $  96,495
Add: Interest on convertible bonds                    0             0             0         1,869
                                              ---------     ---------     ---------     ---------
Diluted net income (loss)                     $   4,182     $  30,349     $ (66,332)    $  98,364
                                              =========     =========     =========     =========

Denominator:
Shares used in basic net income per
  share calculations
    Weighted average shares of
      common stock outstanding                   99,472        99,506        99,267        99,349
                                              =========     =========     =========     =========

Shares used in diluted net income per
  share calculations
    Weighted average shares of
      common stock outstanding                   99,472        99,506        99,267        99,349
    Dilutive effect of stock options                581         2,420             0         2,280
    Dilutive effect of convertible bonds              0             0             0         1,878
                                              ---------     ---------     ---------     ---------
                                                100,053       101,926        99,267       103,507
                                              =========     =========     =========     =========

Basic net income (loss) per share             $    0.04     $    0.30     $   (0.67)    $    0.97
                                              =========     =========     =========     =========

Diluted net income (loss) per share           $    0.04     $    0.30     $   (0.67)    $    0.95
                                              =========     =========     =========     =========

In January 1996, the Board of Directors of the Company approved a stock repurchase program that allows the Company to repurchase up to 5,000 shares of its common stock. The Board of Directors approved the repurchase of an additional 5,000 shares in January 1998. The primary purpose of this stock repurchase program is to increase shareholder value. In connection with this program, the Company has entered into certain cash-less warrant transactions which provide the Company with the flexibility to implement its repurchase plan, under which the Company would purchase its stock when favorable market conditions existed and without immediately impacting the Company's cash resources. In addition, the Company paid $16,623 in cash to repurchase 1,000 shares of its common stock in January 1998 and another $3,424 in cash to repurchase 400 shares of its common stock in August 1998.

5.   PUT WARRANTS

The Company has sold put warrants to an independent third party during the nine months ended September 30, 1998 and used the proceeds from the sale of the put warrants to purchase call warrants in a cash-less transaction. The put warrants entitle the holder to sell shares of the Company's common stock to the Company at contractual prices. The call warrants entitle the Company to buy, at contractual prices, from the same independent third party shares of the Company's common stock. The outstanding put and call warrants, which expire between October 26, 1998 and May 4, 1999, are exercisable at any time before maturity and may be settled in cash, at the Company's option. The maximum contractual repurchase obligation of $69,730 has been reclassified from shareholders' equity to put warrants as of September 30, 1998. There was no impact on basic and diluted net income per share in the nine months ended September 30, 1998. In October 1998, the Company entered into an agreement with the holder of a put warrant, which consists of 1,200 underlying shares at an exercise price of $24.875, to extend the expiration date to May 14, 1999. The extension required a net cash payment of $1,750 by the Company.

6.   TEMIC ACQUISITION

On March 1, 1998, the Company acquired the integrated circuit business of Temic Telefunken Mircoelectronic (Temic) of Hielbronn, Germany, a wholly owned subsidiary of Daimler-Benz A.G., for $99,250 cash. Temic designs, manufactures and sells analog, microcontroller and ASIC products that service the automotive, telecommunications, consumer and industrial markets. The Company's operating results for the nine months ended September 30, 1998 included approximately seven months of the results of Temic, which included $163,354 of net revenues.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of periods presented and do not purport to be indicative of what would have occurred had the acquisition been made as of the date or of results which may occur in the future.

                                                     Nine Months Ended
                                                       September 30,
                                                    1998            1997
                                                    ----            ----
        Net revenues                             $ 865,520       $ 918,891
                                                 =========       =========

        Net income (loss)                        $ (74,842)      $  83,203
                                                 =========       =========

        Diluted net income (loss) per share      $   (0.75)      $    0.80
                                                 =========       =========

7.   CONTINGENCIES

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

8.   RECENT ACCOUNTING PRONOUNCEMENT

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. The SOP is effective for the Company's fiscal year ended December 31, 1999 and will require the effect of adoption be reported as a cumulative effect of change in accounting principle. Upon adoption of the SOP, the Company expects to record a charge against earnings. At September 30, 1998, start-up costs of $49,557 were reported as other assets.

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

9.   ZERO COUPON CONVERTIBLE DEBT

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

10.  COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), effective with its 1998 fiscal year. The income tax effect of each element of comprehensive income is summarized as follows:

                                                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                      -------------------------------------
                                                                          Tax
                                                     Before-Tax        (Expense)       Net-of-Tax
                                                       Amount          or Benefit        Amount
                                                     ----------        ----------      ----------
      Foreign currency translation adjustments        $ 16,590          $ (5,807)       $ 10,783
                                                      --------          --------        --------

      Unrealized gain (loss) on securities              (1,496)              524            (972)
                                                      --------          --------        --------

      Other comprehensive income                      $ 15,094          $ (5,283)       $  9,811
                                                      ========          ========        ========

                                                       NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                       ------------------------------------
                                                                          Tax
                                                     Before-Tax        (Expense)       Net-of-Tax
                                                       Amount          or Benefit        Amount
                                                     ----------        ----------      ----------
      Foreign currency translation adjustments        $ 15,294          $ (5,353)       $  9,941
                                                      --------          --------        --------

      Unrealized gain (loss) on securities              (1,537)              538            (999)
                                                      --------          --------        --------

      Other comprehensive income                      $ 13,757          $ (4,815)       $  8,942
                                                      ========          ========        ========

The accumulated balances of other comprehensive income at September 30, 1998 are summarized as follows:

                                                                        Current
                                                     Beginning           Period         Ending
                                                      Balance            Change         Balance
                                                      --------          --------        --------
      Foreign currency translation adjustments        $ (6,449)         $ 9,941        $  3,492

      Unrealized gain (loss) on securities                (654)            (999)         (1,653)
                                                      --------          -------         --------
                                                      $ (7,103)         $ 8,942         $  1,839
                                                      ========          =======         ========


11.  NONRECURRING CHARGES

During the second quarter of fiscal 1998, the Company announced a restructuring plan which included a 10 percent work force reduction and the write-down of certain manufacturing equipment and machinery with older process technology. The majority of the 10 percent of employees to be terminated will be factory workers in the Company's manufacturing facilities located in the U.S. and Europe. The program is primarily aimed at focusing the Company's business processes, attaining cost efficiencies and increasing manufacturing flexibility. The restructuring and nonrecurring charges of $70,000 included a provision of $5,000 for severance costs which are anticipated to be paid primarily in the second half of fiscal 1998. AS of September 30, 1998, approximately $100 had been charged against the provision.

As the Company continued to move toward production with 0.35-micron technology, the Company recognized an impairment charge of approximately $65,000 relating to manufacturing equipment with 0.65-micron and 0.5-micron technologies. The decision to accelerate implementation of 0.35-micron technology was prompted by the continued price erosion of the Company's Flash memory products, and weakening business conditions for its EPROM products have further negatively affected the Company's gross margin. In making its decision, the Company examined the relationship between the costs of fixed assets in its Colorado facility and the projected revenues produced from these assets during the next three years, and concluded that the gross margin of its products would decline rapidly based upon the continued price erosion and maturity of its products. Accordingly, the Company decided to move toward more advanced manufacturing processes using 0.35-micron technology in its Colorado facility, in an effort to maintain its revenues and reduce its costs. However, due to the current depressed state of the average selling prices for the semiconductor memory products, even the additional output per wafer does not provide a positive gross margin (without reducing depreciation charges from the manufacturing equipment).

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

12. SHAREHOLDER RIGHTS PLAN

In September 1998, the Board of Directors approved a shareholder rights plan under which shareholders of record on September 16, 1998 received a right to purchase (a "Right") one-thousandth share of the Company's Series A Preferred Stock for each outstanding share of the Company's Common Stock at an exercise price of $75, subject to adjustment. The Rights will separate from the Common Stock, Rights certificates will be issued and the Rights will become exercisable upon the earlier of: (i) fifteen (15) days (or such later date as may be determined by a majority of the Board of Directors) following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the Company's outstanding Common Stock or (ii) (fifteen (15) business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20 percent or more of the outstanding Common Stock of the Company. The Rights expire on the earliest of
(i) September 4, 2008, (ii) redemption or exchange of the Rights or (iii) consummation of a merger, consolidation or asset sale resulting in expiration of the Rights.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                             1998       1997         1998       1997
                                             ----       ----         ----       ----
NET REVENUES                                100.0%     100.0%       100.0%     100.0%

EXPENSES
     Cost of sales                           63.0       56.5         64.8       55.4
     Research and development                16.6       12.3         15.3       12.3
     Selling, general and administrative     14.9       10.2         13.1       10.4
     Nonrecurring charges                     0.0        0.0         12.4        0.0
                                            -----      -----        -----      -----
TOTAL EXPENSES                               94.5       79.0        105.6       78.1

OPERATING INCOME (LOSS)                       5.5       21.0         (5.6)      21.9
Other income (expense), net                  (3.5)      (1.5)        (2.9)      (1.2)
                                            -----      -----        -----      -----
INCOME (LOSS) BEFORE TAXES                    2.0       19.5         (8.5)      20.7
Income tax provision (benefit)                0.4        6.8         (0.4)       7.2
                                            -----      -----        -----      -----
NET INCOME (LOSS)                             1.6%      12.7%        (8.1)%     13.5%
                                            =====      =====        =====      =====

NET REVENUES
The Company's net revenues by geographic destination for the three-month and nine-month periods ended September 30, 1998 and 1997 are summarized as follows:

                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                   SEPTEMBER 30,               SEPTEMBER 30,
                                1998          1997          1998         1997
                                ----          ----          ----         ----
      North America          $  78,270    $  97,488      $ 249,391    $ 285,987
      Europe                   164,022       84,535        409,055      219,911
      Asia                     103,705      120,201        317,282      321,304
      Elimination              (72,183)     (62,174)      (153,317)    (109,270)
                             ---------    ---------      ---------    ---------
      Total                  $ 273,814    $ 240,050      $ 822,411    $ 717,932
                             =========    =========      =========    =========

Net revenues increased 14.1 percent to $273.8 million in the three months ended September 30, 1998 from $240.1 million in the corresponding quarter of 1997. Net revenues for the first nine months ended September 30, 1998 increased 14.6 percent to $822.4 million from $717.9 million in the same period of 1997. This increase was primarily attributable to the inclusion of revenues from the Temic's business, a recent acquisition by the Company. See Note 6 (Temic Acquisition) in Notes to Condensed Consolidated Financial Statements. The revenue decrease in the North American region was primarily due to continued price erosion of the Company's memory products (caused by continued weakened business conditions and excess manufacturing capacity in the semiconductor industry). The increase in revenues in the European region was primarily due to the revenue contribution from Temic. The increase in revenues in the Asian region was largely due to continued financial turmoil and weakened business conditions in the Asia region.

Excluding the $68.4 million revenue contribution from Temic, net revenues for the three months ended September 30, 1998 would have decreased by approximately
14.5 percent compared to the corresponding quarter of 1997. During the three months ended September 30, 1998, revenues from the Company's ASIC and logic products increased 36.6 percent and 23.5 percent, respectively, while revenues from its memory products decreased 44.0 percent, compared to the corresponding quarter of 1997. The Company expects its ASIC and logic revenues to continue to grow as the Company is repositioning itself to participate in the system-on-a-chip movement. The decrease in memory revenues was primarily attributable to the declining prices and decreasing unit shipments of the Company's Flash, EPROM and EEPROM products. During the three months ended September 30, 1998, Flash revenues and unit shipments decreased 40.8 percent and
16.9 percent, respectively, compared to the corresponding period of 1997. EPROM revenues and unit shipments decreased 65.6 percent and 42.2 percent, respectively, compared to the corresponding period of 1997. Similarly, EEPROM revenues and unit shipments decreased 35.3 percent and 10.2 percent, respectively, compared to the corresponding period of 1997. For the nine months ended September 30, 1998, the decrease in net revenues was approximately 8.2 percent, excluding the revenue from Temic of $163.4 million. The decrease was primarily due to the reasons discussed above with respect to the three months ended September 30, 1998. The Company's quarterly revenues and operating results have become increasingly dependent upon orders booked and shipped within a given quarter. To the extent this trend continues, the Company's quarterly results will be less predictable and subject to greater variability.

In recent years, the Company has significantly expanded its international operations, most recently through its acquisition of Temic. International sales and operations are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements and foreign government regulations. Because most of the Company's foreign sales are denominated in U.S. dollars, the Company's products become less price competitive in countries with currencies declining in value against the dollar. In addition, the continuance or worsening of the adverse business and financial conditions in Asia, where more than 26.0 percent of the Company's revenues are generated, would have a material adverse effect on the Company's operating results in the future.

The Company faces exposure to adverse movements in foreign currency exchange rates. These exposures change over time and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposure related to non-dollar denominated sales in Japan and Europe. At the present time, the Company hedges only currency exposures associated with Japan. The hedging activity undertaken by the Company is intended to offset the impact of currency fluctuations on accounts receivable that are denominated in Japanese yen. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains and losses. The Company's foreign exchange contracts generally have maturities between three and nine months. Foreign exchange contracts outstanding, all of which were in Japanese currency, amounted to $17.4 million at September 30, 1998.

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

The Company's continued success will depend in large part on the continued growth of various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics equipment and military equipment. The Company's success will also depend upon a better supply and demand balance within the industry. While the Company experienced rapid revenues and net income growth from 1994 through 1996, there can be no assurance that this growth will resume in the future periods, as was evidenced in 1997 and 1998.

COST OF SALES

Cost of sales as a percentage of net revenues increased to 63.0 percent during the three months ended September 30, 1998, from 56.5 percent in the corresponding quarter of 1997. The increase in cost of sales as a percentage of net revenues was primarily due to excess manufacturing capacity resulting from increases in fixed costs associated with the expansion of wafer fabrication facilities in Colorado Springs, Colorado and Rousset, France, lower product margins in many of the Company's non-volatile memory products and the inclusion of lower margins from Temic. The lower product margins were attributable to a smaller revenue base over which to spread fixed costs and the erosion of average selling prices that were not matched with a corresponding decrease in manufacturing cost. Cost of sales as a percentage of net revenues increased to
64.8 percent for the nine months ended September 30, 1998, from 55.4 percent in the corresponding period of 1997. The increase in cost of sales as a percentage of net revenues during the nine months ended September 30, 1998 was primarily due to the reasons discussed above with respect to the three months ended September 30, 1998.

The Company expects competitive pressures to increase in its markets from existing companies and new entrants, which among other things could further accelerate the trend of decreasing average selling prices. Accordingly, there can be no assurance that the Company will be able to sustain its recent gross margins. The Company has lowered its capital expenditure plan in 1998 and will focus on implementing chemical, mechanical planarization (CMP), 0.35-micron and 0.25-micron technologies in its wafer manufacturing facilities. Implementation of these technologies will enable the Company to achieve cost reductions through die shrinks. However, production delays, difficulties in achieving acceptable yields at its fabrication facilities, overcapacity or difficulties in integrating the Temic acquisition (see discussion in Risk Associated with Temic Acquisition below) could materially and adversely affect the Company's gross margin and future operating results.

RESEARCH AND DEVELOPMENT

As a percentage of net revenues, research and development expense increased to
16.6 percent during the three months ended September 30, 1998, from 12.3 percent in the corresponding quarter of 1997. Research and development expense increased
53.7 percent from $29.6 million for the three months ended September 30, 1997 to $45.5 million for the three months ended September 30, 1998. The increase was primarily due to the Company's continued investment in the shrinking of the die size of its integrated circuits from 0.65-micron to 0.5-micron line widths and from 0.5-micron to 0.35-micron line widths, enhancement of mature products, development of new products, advanced CMOS process technology, manufacturing improvements, the costs associated with increasing production capacity in Colorado Springs and Rousset and the inclusion of Temic's research and development expense of $12.0 million.

In addition, the primary technology which the Company acquired through the Temic acquisition is the silicon germanium manufacturing process. The Company intends to develop the acquired technology and expects to incur between $10.0 and $20.0 million per year in development costs for the next two to three years. If the development is successful, this technology will allow wireless communication devices to communicate at higher frequencies and at a lower cost than is currently available with other technologies. Accordingly, the Company expects its research and development expense will continue to increase in the future. The Company anticipates that a CMOS like silicon germanium process will begin to be incorporated into the Company's products in the year 2000 - 2002 time frame.

The Company believes that continued investment in process technology and product development are essential for it to remain competitive in the markets it serves and is committed to high levels of expenditures for research and development. Accordingly, the Company expects its research and development expense will continue to increase in the future.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by 66.8 percent to $40.8 million in the three months ended September 30, 1998 from $24.5 million in the corresponding quarter of 1997. The increase was largely due to provision for bad debts expense, legal costs related to patent infringement lawsuit and the inclusion of Temic's selling, general and administrative expense of $11.3 million. As a percentage of net revenues, selling, general and administration expenses were 14.9 percent for the three months ended September 30, 1998 and
10.2 percent for the corresponding quarter of 1997. The

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

NONRECURRING CHARGES

During the second quarter of fiscal 1998, the Company announced a restructuring plan which included a 10 percent work force reduction and the write-down of certain manufacturing equipment and machinery with older process technology. The majority of the 10 percent of employees to be terminated will be factory workers in the Company's manufacturing facilities located in the U.S. and Europe. The program is primarily aimed at focusing the Company's business processes, attaining cost efficiencies and increasing manufacturing flexibility. The effects of the restructuring programs are expected to reduce the Company's cost of sales, salary cost and depreciation and improve its profit margins in the future. The Company does not believe the restructuring programs will generate increased costs in other areas or lead to diminished revenues. The full implementation of the restructuring programs will take place over the next two quarters. The Company is converting its manufacturing process to use 0.35-micron technology and is developing 0.25-micron technology. Until these migrations are completed, the older equipment and associated manufacturing processes are still being used. The nonrecurring charges of $70.0 million included a provision of $5.0 million for severance costs and a reserve of $65.0 million for write-down of fixed assets. See Note 11 (Nonrecurring Charges) in Notes to Condensed Consolidated Financial Statements.

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

OTHER EXPENSE, NET

The Company reported $9.7 million of net interest and other expenses for the three months ended September 30, 1998, compared to $3.7 million of net interest and other expenses for the corresponding period of 1997. The increase in net interest and other expenses was primarily due to a combination of higher interest expense associated with the increase in borrowings to finance the expansion of the

Company's fabrication facilities in Colorado Springs and Rousset and to finance the acquisition of Temic during the first quarter of 1998, as well as the result of a portion of interest expense being capitalized in the third quarter of 1997 (in connection with the construction of the Company's fabrication facility in Rousset). Foreign exchange loss included in Other Expenses, Net for the nine months ended September 30, 1998 and 1997 was $441 and $2,964, respectively.

INCOME TAX PROVISION (BENEFIT)

The Company's effective tax rate was 35.0 percent for the nine months ended September 30, 1997 and 4.4 percent for the nine months ended September 30, 1998. The reduction in tax rate was due to the tax effect of the Temic acquisition.

NET INCOME (LOSS)

The Company reported a net income of $4.2 million for the three months ended September 30, 1998, compared to net income of $30.3 million in the corresponding period of 1997. Net loss for the nine months ended September 30, 1998 was $66.3 million, compared to net income of $96.5 million in the corresponding period of 1997. The substantial decrease in net income was primarily due to the nonrecurring charges incurred during the nine months ended September 30, 1998. See Nonrecurring Charges above for detail.

RISKS ASSOCIATED WITH TEMIC ACQUISITION

The Company acquired Temic on March 1, 1998. While the Company believes the Temic acquisition is in the best interest of the Company and its shareholders, there can be no assurance that management of the Company will be successful in its efforts to integrate the operations of Temic. There are significant risks associated with the Temic acquisition, including but not limited to difficulties in integration of product offerings, manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of Temic integration may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and the necessity of integrating personnel with disparate business backgrounds and combining two corporate cultures. The integration of operations following the acquisition of Temic requires the dedication of management resources that may distract the attention from day-to-day business and may disrupt key research and development, marketing or sales efforts. The inability of management to successfully integrate the Temic acquisition could have a material adverse effect on the business, operating results and financial condition of the Company.

YEAR 2000 RISKS

The Company initiated a program during 1997 to review its computer hardware and software systems to determine the impact of and to provide solutions for Year 2000 requirements. The Year 2000 program is being conducted in five phases - (i) planning, (ii) inventory/impact, (iii) remediation, (iv) testing and (v) monitoring.

The Company has completed the planning phase of the Year 2000 program for both information technology (IT) and non-information technology (Non-IT) systems. The inventory/impact phase has been completed for IT systems and is substantially completed for Non-IT systems. The Company has completed the remediation phase for most of its IT systems (i.e., factory management system, order entry and tracking system, electronic data interchange (EDI) and financial information systems). The remediation phase for the remaining IT systems is approximately 35 percent completed and is expected to be fully completed by mid-1999. The Company has begun the remediation process for Non-IT systems and expects this remediation process to be completed in mid-1999. The testing phase had been completed for the EDI system and is approximately 80 percent completed for the order entry and tracking system and the financial information system. Depending upon the timing of the remediation phase, the testing phase for the remaining IT systems and Non-IT systems will begin immediately following the completion of the remediation process. The Company expects phases (i) through (iv) of the Year 2000 program to be completed during the third quarter of 1999. The Company has also begun the process of identifying its top 100 suppliers and sending these suppliers a Year 2000 compliance survey. The Company expects this process to be completed by mid-1999. The Company has not yet established a contingency plan for any Year 2000 issues that may arise, but expects to establish such a plan during its completion of phases (i) through (v) of the Year 2000 program.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had $188.9 million in cash and short-term investments, a decrease of $48.7 million from December 31, 1997, and $355.3 million in net working capital, an increase of $40.8 million from December 31, 1997. Accounts receivable increased 13.8 percent to $247.0 million at September 30, 1998 from $217.0 million at December 31, 1997. The increase was primarily due to the inclusion of Temic's accounts receivable of $47.9 million. The average days of accounts receivable outstanding were 77.1 and 83.0 days for the nine month periods ended September 30, 1998 and 1997, respectively. The improvement in average days outstanding was due primarily to the write-off of accounts receivable at the end of 1997, the collection efforts made by the Company during the third quarter of 1998 and price adjustments given to the Company's distributors and charged against distributors reserve during the third quarter of 1998 which resulted in a reduction of its accounts receivable balance at September 30, 1998. Inventories increased 90.2 percent to $236.5 million at September 30, 1998 from $124.3 million at December 31, 1997. The increase in inventory was primarily due to the combination of decline in sales, the continuation of production and the inclusion of Temic's inventory of $40.4 million. The inventory turnover for the nine months ended September 30, 1998 was
3.0 times compared to 4.1 times of the corresponding period of 1997. At September 30, 1998, the Company had long-term investments of $122.4 million, an increase of $26.9 million from December 31, 1997. These investments consisted of United States government obligations and state and municipal securities. In April 1998, the Company completed a zero coupon convertible debt financing, which raised approximately $115.0 million. See Note 9 (Zero Coupon Convertible
Debt) in Notes to Condensed Consolidated Financial Statements.

During the nine months ended September 30, 1998, the Company generated net cash flows from operations of $89.0 million. Net cash used in investing activities was $302.0 million, due to acquisitions of fixed and other assets of $185.1 million, investment in Temic of $99.3 million, purchases of marketable securities of $211.4 million, offset by sale of marketable securities of $193.9 million. Net cash provided from financing activities was $170.6 million, due to funding from capital leases and bank borrowings of $253.0 million, issuance of zero coupon convertible notes of $115.0 million and proceeds from stock issuance of $8.4 million, offset by payments of capital leases and notes payable of $75.7 million, payment of $110.0 million loan with Nationsbank and payments of $20.0 million for the repurchase of the Company's common stock. The $253.0 million of capital lease and bank borrowings included a $110.0 million of short-term loan from Nationsbank which was used to finance the acquisition of Temic. This short-term loan with Nationsbank was subsequently repaid from the net proceeds received in connection with the zero coupon convertible debt financing completed in April 1998. See Note 9 (Zero Coupon Convertible Debt) in the Notes to Condensed Consolidated Financial Statements.

The Company believes that its existing sources of liquidity, together with cash flows from operations, leasing financing on equipment and other short- and medium-term bank borrowing, will be sufficient to meet the Company's liquidity and capital requirements through the first half of 1999. The Company may, however, seek additional equity or debt financing to fund the expansion of its wafer fabrication capacity or other projects; the timing and amount of such capital requirements cannot be precisely determined at this time. There can be no assurance that such financing would be available in amounts or terms acceptable to the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibit:

        27.1   Financial Data Schedule

     (B)  Reports on Form 8-K:

A Form 8-K was filed on September 15, 1998 (reporting the declaration of a dividend under the Registrant's Preferred Shares Rights Agreement).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ATMEL CORPORATION
                                        ---------------------------------------
                                        (Registrant)



NOVEMBER 12, 1998                       /s/ GEORGE PERLEGOS
                                        ---------------------------------------
                                        GEORGE PERLEGOS
                                        President, Chief Executive Officer
                                        (Principal Executive Officer)



NOVEMBER 12, 1998                       /s/ DONALD COLVIN
                                        ---------------------------------------
                                        DONALD COLVIN
                                        Chief Financial Officer and Vice
                                        President, Finance (Principal Financial
                                        and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number               Description
------               -----------
 27.1          Financial Data Schedule