Form 10-K405/A
period 1997-12-31
ATMEL CORP
filed 1999-01-20
CIK 872448

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



                                                   /s/ Coopers & Lybrand L.L.P.


San Jose, California
January 15, 1998

                                  SCHEDULE II

                               ATMEL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
          FOR THE FISCAL YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)



                          BALANCE AT                                                 BALANCE
                           BEGINNING      CHARGED       CREDITED                    AT END OF
DESCRIPTION                OF PERIOD    TO EXPENSES   TO EXPENSES   DEDUCTIONS        PERIOD
-----------                ---------    -----------   -----------   ----------      --------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS RECEIVABLE:
Fiscal year ended 1995     $  5,613     $  8,267     $ (1,180)     $   --           $ 12,700
Fiscal year ended 1996       12,700       19,425       (1,211)       (2,641)(1)       28,273
Fiscal year ended 1997     $ 28,273     $ 52,387     $   --        $(56,037)(1)     $ 24,623




                          BALANCE AT                                                 BALANCE
                           BEGINNING      CHARGED       CREDITED                    AT END OF
DESCRIPTION                OF PERIOD    TO REVENUES   TO REVENUES   DEDUCTIONS        PERIOD
-----------                ---------    -----------   -----------   ----------     ---------
SALES RETURN AND
ALLOWANCES:
Fiscal year ended 1995     $ 13,305     $  2,314     $ (1,784)      $  --          $ 13,835
Fiscal year ended 1996       13,835        9,190      (12,423)         (51)(1)       10,551
Fiscal year ended 1997     $ 10,551     $  8,509     $(14,541)      $  (95)(1)     $  4,424



                          BALANCE AT                                                 BALANCE
                           BEGINNING      CHARGED       CREDITED                    AT END OF
DESCRIPTION                OF PERIOD    TO EXPENSES   TO EXPENSES   DEDUCTIONS        PERIOD
-----------                ---------    -----------   -----------   ----------      --------
ALLOWANCE FOR INVENTORY
OBSOLESCENCE:
Fiscal year ended 1995      $ 3,338       $    908        $--       $   --           $ 4,246
Fiscal year ended 1996        4,246          1,177         --           --             5,423
Fiscal year ended 1997      $ 5,423       $ 54,552        $--       $(54,490)        $ 5,485


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