Form 10-K405
period 1998-12-31
ATMEL CORP
filed 1999-03-23
CIK 872448

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 441-0311
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [X] NO [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 5, 1999 as reported on the Nasdaq National Market, was approximately $1,556,300,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 5, 1999 Registrant had outstanding 100,119,747 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1999 is incorporated by reference in Part III of this Report on Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

GENERAL

     Atmel Corporation (Atmel or the Company) designs, manufactures and markets a broad range of high performance nonvolatile memory and logic integrated circuits using its proprietary complementary metal-oxide semiconductor (CMOS) technologies. AMOS (metal-oxide silicon) structure is created by superimposing several layers of conducting, insulating and transistor forming materials. After a series of processing steps, a typical structure might consist of levels called diffusion, polysilicon and metal that are separated by insulating layers. CMOS technology provides two types of transistors, an "n-type" transistor (nMOS) and a "p-type" transistor (pMOS). These transistors serve as the fundamental building blocks of digital electronics. By connecting them in various ways, integrated circuit designers can construct devices that detect and amplify analog signals, perform logic operations or act as storage media (memory). CMOS offers higher performance at a lower power and scales extremely well to small feature size. Atmel's strategy is to offer products that provide the enabling technology and features that allow the Company's customers to develop and bring to market new, high value-added systems and products.

     Speed, density, power usage and specialty packaging differentiate the Company's products. These products are used in a range of applications in the telecommunications, computing, networking, consumer and automotive electronics and other markets.

RECENT DEVELOPMENTS

     On March 1, 1998, the Company acquired the integrated circuit business of Temic Telefunken Microeletronic (Temic) of Heilbronn, Germany, a wholly owned subsidiary of Daimler.Benz A.G., from Vishay Intertechnology for $99.3 million cash. Temic designs, manufactures and sells analog, microcontroller and ASIC products that service the automotive, telecommunications, consumer and industrial markets. The Company's operating results for the year ended December 31,1998 included approximately ten months of the results of Temic, which included $238.4 million of net revenues.

     In January 1999, the Company completed the sale of certain items of plant and equipment in Rousset, France for $17.7 million. The assets sold had been written down to fair market value as the result of an asset impairment reserve provided in December 1997. At the time the impairment reserve was provided, the Company had planned to continue using Fab 6 indefinitely. However, a worldwide excess of semiconductor manufacturing capacity made this facility uneconomic to operate and, during the fourth quarter of 1998, the Company agreed to sell the manufacturing equipment in Fab 6. The Company expects to recognize a gain in the first quarter of 1999 of $17.3 million in connection with this transaction.

     In January 1999, Atmel announced that it signed a non-binding memorandum of understanding to acquire the Smart Information Transfer (SIT) business of the Semiconductor Products Sector of Motorola, Inc. Under the terms of the memorandum of understanding, Atmel intends to purchase substantially all of the assets of the SIT business and assume certain associated contractual liabilities. The closing is expected to occur at the end of March 1999 and is expected to be non-dilutive to Atmel's earnings in 1999.

PRODUCTS

     The Company's products consist primarily of advanced logic, mixed-signal, nonvolatile memory, radio frequency and system-level integration semiconductor solutions.

     The Company has four reportable segments, each of which require different design, development and marketing resources to produce and sell semiconductor integrated circuits: Nonvolatile Memories, Temic, ASICs and Logic. The Nonvolatile Memories segment designs, develops and markets erasable programmable read-only memories (EPROMs), electrically erasable programmable read-only memories (EEPROMs), and Flash memories for a marketplace characterized by standardized products and commodity pricing. The Temic segment is a wholly owned European subsidiary producing analog, microcontroller and specialty products to service the automotive, telecommunications, consumer and industrial markets. Although some of its products overlap with one or more of the other segments, the Temic segment is managed as a discrete business with its own design, development, manufacturing and marketing resources. The ASIC segment designs, develops and markets semicustom gate arrays and cell-based integrated circuits as well as full custom application-specific integrated circuits to meet specialized customer requirements for high performance devices in a broad variety of customer-specific applications. The Logic segment designs, develops and markets microcontrollers, erasable programmable logic devices (EPLDs), and field programmable gate arrays (FPGAs) for sale to customers who use them in products for telecommunications, computers, networking, image processing, industrial and military applications, and avionics.

     The Company's products are based on its proprietary CMOS, bipolar, BiCMOS and silicon germanium (SiGe) process technologies. Within each product family, the Company offers its customers products with a range of speed, density, power usage, specialty packaging and other features.

  NONVOLATILE MEMORIES

     EPROMs. The Company shipped its first EPROM in early 1986. The worldwide EPROM market is intensely competitive and characterized by commodity pricing. The Company's strategy is to target the high-performance end of this market by offering faster speed, higher density and lower power usage devices. The Company currently offers EPROMs with access speeds of 150 nanoseconds to 45 nanoseconds and densities of 256 kilobits to 8 megabits. These products are generally used to contain the operating programs of embedded microcontroller or Digital Signal Processing-based systems (DSP), such as hard disk drives, CD-ROM drives and modems.

     Parallel-Interface EEPROMs. The Company is the leading supplier of high performance parallel-interface EEPROMs. The Company introduced its first parallel-interface EEPROM product, a 64K-bit EEPROM, in February 1986. The Company believes that its parallel-interface EEPROM products, all of which are full featured, represent the most complete parallel-interface EEPROM product family in the industry. The Company has maintained this leadership role through early introduction of high speed and low power consumption CMOS devices. The Company was the industry's first supplier of a sub-100 nanoseconds 256K parallel-interface EEPROM and the first volume producer of 1-megabit and 4-megabit devices. The Company is the sole-source supplier for several customers for certain parallel-interface EEPROM devices. In the design of its product family, the Company has emphasized device reliability, achieved partly through the incorporation of on-chip error detection and correction features. The Company currently offers parallel-interface EEPROMs with access speeds of 250 nanoseconds to 55 nanoseconds and densities of 16 kilobits to 4 megabits. These products are generally used to contain frequently updated data in cellular telephones, communications infrastructure equipment and avionics navigation systems.

     Serial-Interface EEPROMs. Atmel used its parallel-interface EEPROM technology leadership and 6-inch sub-micron fabrication capability to enter the serial-interface EEPROM market in 1991. This move allowed the Company to substantially broaden its EEPROM product offerings to include most package and temperature configurations required by customers in certain segments of the serial-interface EEPROM market (i.e., the 2-wire, 3-wire, 4-wire and SPI market segments). The serial-interface EEPROM product line incorporates many of the reliability, speed and other features of the Company's parallel-interface EEPROM products. The Company currently offers serial-interface EEPROMs with access speeds of 20 milliseconds to 10 microseconds and densities of 1 kilobit to 1 megabit. These products are generally used to contain user-preference data in cellular and cordless telephones, home appliances, automotive applications and computer peripherals.

     Flash Memories. Flash memories represent the latest technology in nonvolatile devices that can be reprogrammed in-system. Flash memories offer a middle ground in price and features between EPROMs, which can be reprogrammed only a few times and only if removed from a system, and relatively more expensive parallel-interface EEPROMs, in which any individual byte of data can be reprogrammed on the device in-system tens to hundreds of thousands of times. Introduced in late 1989, Atmel's Flash memories, based on its EEPROM technology, were the industry's first Flash memories that could be reprogrammed using only a single 5-volt power source, a single 3-volt power source or a single 2.7-volt power source as opposed to the heavier, larger and more expensive 12-volt power source typically utilized by many EPROM-based Flash memories. These lower power requirements are particularly important in portable telecommunications and consumer electronic products and other systems where small size and weight and longer battery life are critical customer requirements. In early 1997, the Company expanded its Flash product offerings by introducing a range of products based on its more cost-effective Flash technology. The Company currently offers Flash memories with densities of 256 kilobits to 16 megabits.

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

     DataFlash(R). The DataFlash product line represents one of the newest innovations in nonvolatile memory from the Company. Arising out of a need for memory devices that fit between the requirements of serial-interface EEPROMs and standard Flash memories, the Company began shipping DataFlash products in April 1997 and has already established market leadership. DataFlash products were designed to easily and efficiently handle large amounts of frequently changing data, ideally addressing the needs of digital voice storage, digital image storage, and text/data storage applications such as digital answering machines, cellular phones, fax machines, digital cameras and computer peripherals.

     To minimize cost, DataFlash products utilize the Company's latest Flash technology for the core memory array combined with the simple SPI interface from the serial-interface EEPROMs. Other architectural features include dual on-chip SRAM buffers and error detection logic, as well as additional command and device status logic. Available in both 5.0-volt only and 2.7-volt only versions, the Company offers densities from 1 megabit to 8 megabits.

     The Company's memory products are used to provide nonvolatile program and data storage in digital systems for a variety of applications and markets, including computing, telecommunications, data communications, consumer electronics, automotive, industrial/instrumentation and military/avionics.

  TEMIC

     Temic is a wholly owned European subsidiary producing analog, microcontroller and specialty products to service the automotive, telecommunications, consumer and industrial markets. Although some of its products overlap with one or more of the other segments, the Temic segment is managed as a discrete business with its own design, development, manufacturing and marketing resources.

     Temic is focused on developing and marketing high-frequency products for cordless and cellular phones in the frequency range of 0.9 to 2.4 GHz. Those products, which are using silicon-germanium and a process called UHF5, are primarily used in GSM, DCS cellular systems and DECT, ISM, CT0, CT1+ and CT2 corded phones.

     For automotive applications, Temic offers a family of read, read/write and encryption identification ICs, which are used for access control and operated at a frequency in the range of 100kHz. These ICs are used in combination with a reader IC offering contactless identification for a wide variety of applications.

     Another product family is based on RF-Link technology, which is used for remote keyless entry for automobiles, as well as for all other RF Remote Control applications, such as air conditioning control, garage openers, outside wireless temperature monitoring and security home alarm systems.

     Temic also specializes in providing intelligent load driver ICs suited for the rugged automotive environment. These ICs are manufactured in BCDMOS technology, a 0.8-micron mixed signal technology providing analog-bipolar, DMOS power and CMOS logic function on a single chip. The applications for these automotive products are primarily motor drivers and smart valve controls.

     Temic's microcontroller product solutions utilize the C51 and the C251 architectures, and typically involve A/D converters, timers, LCD drivers, ROM, RAM and analog functions. These products are manufactured on a 0.5-micron CMOS/analog CMOS process. Temic also offers a radiation hardened process which enables its customers to use the products in space. The major applications today are ASICs and microcontrollers for satellite communication.

  ASICS

     The Company manufactures and markets semi-custom gate arrays and cell-based integrated circuits (CBICs), as well as full custom application-specific integrated circuits (ASICs), to meet customer requirements for high-performance logic devices in a broad variety of customer-specific applications. These logic devices are designed to achieve highly-integrated solutions for particular applications by combining a variety of logic functions on a single chip rather than using a multi-chip solution. In mid-1990, the Company introduced its CMOS gate array product family to satisfy high gate count and high-performance requirements, primarily in computer, avionics and military applications. The Company's gate array family consists of devices ranging from 35,000 gates to more than 3,000,000 gates. Each of these gate arrays utilizes logic elements from the Company's 0.6, 0.5, 0.35 and 0.25-micron cell libraries and minimizes gate delays to as little as 256 picoseconds. In 1995, through the acquisition of European Silicon Structures (now Atmel ES2), the Company entered the cell-based integrated circuit (CBIC) business, with a range of products that can include standard digital and analog functions, as well as nonvolatile memory elements and large pre-designed macro functions all mixed on a single chip. The Company's ASIC products are targeted primarily at customers whose high-end applications require high-speed, high-density or low or mixed-voltage devices. However, Atmel offers special versions of its devices to serve as upgrade and consolidation paths for users of one or more of the Company's PLDs or competing vendors' complex PLDs or FPGAs.

     To develop gate arrays and CBICs, system designers require sophisticated development aids. These CAE tools include logic synthesizers, logic circuit simulators, timing analysis and verification tools, test pattern generators and testability graders, automated circuit placement and interconnection programs and mask tooling generators. As with its PLDs and FPGAs, the Company has chosen to rely on industry-standard CAE design tools to provide its customers access to reliable, state-of-the-art development tools. Currently, the Company's ASICs are supported with software tools from vendors, including Cadence Design Systems, Cadence Design Automation, Design Technologies, Exemplar Logis, Inc., K2 Technologies, Mentor Graphics, Model Technology, Inc., Simutest, Inc., Summit Design, Inc., Synopsys, Inc., and Viewlogic.

     The Company is working closely with certain customers to develop and manufacture custom ASIC products for the Company to sell on a sole-source basis. The Company also has agreements to produce custom products including radio-frequency powered identification chips targeted at smart card devices.

  LOGIC

     Microcontrollers. Atmel offers three embedded microcontroller architectures targeted at the high-volume embedded controller market. The portfolio includes the industry standard 8-bit 80C31 licensed from Intel. The 80C31 family is the highest volume 8-bit microcontroller in the marketplace. The Company also offers microcontrollers based on the Intel license through its wholly-owned subsidiary, Temic. The second architecture is the ARM Thumb(R) 16/32-bit RISC architecture licensed from Advanced Risc Machines Ltd. The ARM Thumb is the defacto standard 16/32-bit embedded microcontroller with over 22 licensees supporting the architecture. The third is the AVR 8-bit RISC microcontroller that is the highest-performance machine in its class. The AVR offers 16-bit performance at 8-bit price enabling an entirely new class of consumer devices.

     Atmel makes these microcontroller architectures available to customers in any of three ways. They can be purchased as standard products, as application specific products or as a core in the ASIC library. The Company's key differentiator is to make standard product devices available with in-system programmable Flash program and EEPROM data memory and with a variety of peripheral functions, such as analog to digital converters. The Company targets these devices for use in high-volume consumer electronics, computer peripheral, telecommunications and industrial markets.

     These microcontroller products are developed using the Company's cell-based design methodology. This provides the ability to quickly modify existing devices and create application specific derivatives. For example, the AVR product family was announced in June 1997 and today there are 12 standard parts shipping in volume production. These devices are fully supported with evaluation and development tools, in-circuit emulators and third party high-level language compilers. The AVR has excellent market acceptance. There are over 12,000 designers who are using the Flash Microcontroller Starter Kit and are evaluating the AVR architecture.

     PLDs. Atmel shipped its first programmable logic device (PLD) product in November 1987. Atmel has developed a line of PLDs, ranging from 500 to 5,000 gates, that are reprogrammable and that incorporate nonvolatile elements from its CMOS EEPROM technology. These devices are often used as prototyping and pre-production devices, and allow for later conversion to gate array products for volume production. Atmel offers customers the ability to migrate from PLDs (either its own or competitors') to Atmel gate arrays with minimal conversion effort. The Company offers CMOS PLDs with high performance and low power consumption. Atmel's PLDs have device speeds as fast as 5 nanoseconds and can support high-speed microprocessor-based applications.

     Atmel has adopted the use of industry standard computer-aided engineering
(CAE) design tools for customer programming of its PLDs. The Company's PLD product architecture facilitates support from a variety of design tool vendors, affording the customer greater flexibility and lower cost than competing architectures, which typically incorporate proprietary programming requirements. The Company has cultivated close working relationships with leading independent CAE tool vendors to supply low-cost, industry-standard design and programming equipment for the Company's customers. Currently, the Company's PLDs are supported with software tools from vendors, including Viewlogic, Data I/O Corporation, IS Data and Logical Devices. Atmel's PLD products are used in a broad range of markets and applications, including telecommunications, computers, industrial and military/avionics.

     FPGAs. In March 1993, Atmel acquired the technology and certain technical personnel for field programmable gate arrays (FPGAs) to expand the breadth of the Company's user-configurable logic device product offerings. The Company believes that its FPGA designs are well suited for data and computation intensive applications and also affords its customers a migration path among logic solutions as their volume and cost requirements change. Atmel's AT6000 FPGAs were first shipped by the Company in the first quarter of 1994 and are being used in graphics, image processing, networking and telecommunications applications, often as a co-processor to a digital signal processor (DSP) to speed-up certain software routines by implementing them in hardware. In October 1997, the Company introduced the new AT40K family of FPGAs with FreeRAM and Cache Logic. These FPGAs are the first to offer distributed RAM without loss of logic resources as well as a reconfigurable solution for adaptive DSP and other compute intensive applications. The devices range in density from 2,000 to 50,000 usable gates. Both the AT6000 and AT40K FPGA families can be designed using industry standard CAD/CAE tools. In addition to the FPGAs, Atmel has also introduced a family of reconfigurable FPGA Configuration EEPROMs that can replace one-time-programmable devices from other FPGA vendors.

TECHNOLOGY

     From its inception, Atmel has focused its efforts on developing advanced CMOS processes that can be used to manufacture reliable nonvolatile elements for memory and logic integrated circuits. The Company believes that it is a leader in single and multiple-layer metal, nonvolatile CMOS processing, which enables it to produce its high-density, high-speed and low-power memory and logic products.

     Increasing the number of layers of a CMOS device raises a number of technological issues. First, each additional layer requires an additional photomask, adding complexity to the manufacturing process. Also, because nonvolatile circuit elements typically generate higher internal voltages, the layers of isolation material are required to be thicker and more effective than with other devices. Adding more and thicker layers increases surface irregularities in the device, further complicating the manufacturing process. These surface irregularities can cause brittle metal layers to break, which result in device failure. The Company believes that by virtue of its expertise in manufacturing CMOS and nonvolatile integrated circuits, it is able to produce multiple-layer metal devices that are as fast as or faster than comparable single-layer devices manufactured by its competitors.

     The Company's current integrated circuits incorporate effective feature sizes as small as 0.35-microns and, on its memory products, oxide tunnels within the silicon semiconductor layers of less than 80 angstroms. To enable it to continue to serve the high-performance requirements of its customers, the Company is developing CMOS processes which support effective feature sizes as small as 0.25-microns.

     Through its acquisition of Temic, Atmel has broadened its technology expertise. Temic's technology focus has been on developing technology for high frequency products, which are used primarily in cellular telephones and networking applications. A second major technology focus is on mixed signal technologies for automotive applications.

     In order to achieve high-frequency with high efficiency and very low noise, Temic has developed a silicon germanium (SiGe) technology. This technology is based on the well-established bipolar silicon process technology, but one of the key process steps -- the epitaxial layer -- is modified by adding germanium to the silicon. The minimum feature size of 0.8-microns supports design of very small radio frequency (RF) receivers and transceivers as well as power amplifiers. This technology is designed to replace gallium arsenide (GaAs) technology, which is commonly used for power amplifiers in cellular telephones.

     In order to extend the capabilities of SiGe, Temic has begun to combine the high-frequency features of SiGe with CMOS in order to integrate high-density logic parts and RF analog functions on a single integrated circuit. This SiGe/CMOS technology will enable Atmel to provide single-chip system solutions to the marketplace.

     In order to strengthen Temic's position in the automotive end market, the Company has begun the development of a high-voltage bipolar/DMOS/CMOS mixed technology called BCDMOS. This complex process has a minimum feature size of 0.8-microns and will be used primarily for automotive applications.

MANUFACTURING

     The Company processes wafers for its integrated circuits primarily at its manufacturing facility located in Colorado Springs, Colorado. This facility, which consists of a Class 10 wafer fabrication line, a Class 1 wafer fabrication line and additional buildings for engineering and test operations, enables the Company to process in volume 6-inch wafers with effective feature sizes as small as 0.35-microns. A wafer fabrication line is considered a Class 10 line if the air contains no more than 10 particles of a 0.5-micron width per cubic meter. Similarly, a wafer fabrication line is considered a Class 1 line if the air contains no more than 1 particle of a 0.35-micron width per cubic meter. The Company also has a newly constructed 8-inch semiconductor fabrication facility located in Rousset, France. A lower volume 6-inch plant, also in Rousset, was closed during the fourth quarter of 1998 in an effort to improve the productivity and efficiency of the Company's French manufacturing operations. The newly constructed 8-inch factory is a 388,000-square-foot facility which will produce 8-inch silicon wafers using a new 0.35-micron process.

     Temic's manufacturing facilities are located in Nantes, France and Heilbronn, Germany. The French facility consists of a 6-inch Class 10 wafer fabrication line with a capability of manufacturing wafers at a minimum geometrical feature size of 0.5-microns, as well as an assembly line for military and space products, and additional buildings for engineering and design. The German site consists of a 6-inch, mini environment, a wafer fabrication line for 0.5-micron geometries, a test area for RF and automotive products, and several buildings for design and engineering. The majority of the products manufactured in Nantes and Heilbronn are assembled in the Philippines in Temic's own assembly line in combination with a test operation for the finished goods.

     Because the Company relies on its facilities in Colorado Springs, Colorado; Rousset and Nantes, France; and Heilbronn, Germany for wafer fabrication, its business and operating results would be adversely affected if wafer fabrication at these facilities were interrupted for any reason, including factors beyond the Company's control. The Company plans to increase its wafer fabrication capacity at its existing facilities during 1999 and to install additional equipment at its 8-inch facility in Rousset.

     The fabrication of semiconductor products, such as those sold by the Company is highly complex and sensitive to dust and other contaminants, thus requiring production in a highly controlled and clean environment. Minute impurities, difficulties in the fabrication process or defects in the masks used to print circuits on the wafers or other factors can cause a substantial percentage of the wafers to be rejected or numerous die on each wafer to be nonfunctional. The Company has, from time to time, experienced delays in product shipments due to yield problems and may experience problems in achieving acceptable yields in the manufacture of wafers, particularly in connection with the planned expansion of its capacity. To optimize wafer yield and minimize quality problems, the Company tests its products at various stages in the fabrication process, performs high-temperature burn-in qualification and continuous reliability monitoring on all products, and conducts numerous quality control inspections throughout the entire production flow using analytical manufacturing controls. While the Company's personnel have substantial experience in the fabrication process, the Company may experience production delays or difficulties in achieving or maintaining acceptable yields of functional devices. Any such prolonged delays or difficulties would adversely affect the Company's operating results.

     Average selling prices typically decrease over the life of a product as volumes increase and competitors enter the market. The Company relies primarily on obtaining cost reductions in the manufacture of products by increased unit demand to absorb fixed costs and introducing new, higher-priced products which incorporate advanced features in order to offset such selling price declines. However, due in part to overcapacity in the semiconductor industry in 1997 and 1998, average selling prices of commodity memory products, such as EPROM and Flash, declined at an accelerated pace. The Company was unable to match this rapid erosion of average selling prices with a corresponding reduction in manufacturing cost. Manufacturing cost reductions may be achieved through using advanced process technologies to reduce the line-widths in circuit designs which would enable more die to be etched onto a silicon wafer, increasing unit production volume to lower the fixed costs allocated to each die and negotiating volume discounts on assembly and packaging costs. To the extent that such cost reductions, increased unit demand, and new product introductions do not occur in a timely manner or prices decline more rapidly than costs, operating results will be adversely affected. In addition, due in part to overcapacity in the semiconductor industry, the Company's quarterly revenues and operating results have become increasingly dependent upon orders booked and shipped within a given quarter. To the extent this trend continues, the Company's quarterly results will be less predictable and subject to greater variability.

     The Company offers its customers numerous packaging options for its standard products. The Company believes that by providing multiple packaging options it can target its products to niche markets, which are less susceptible to competitive pressures than commodity markets.

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

     The Company manufactures wafers for its products in its facilities located in Colorado Springs, Colorado; Rousset and Nantes, France; and Heilbronn, Germany. The wafers are then sorted and probed at the Company's facilities. After wafer probing, the wafers are shipped to one or more of the Company's independent assembly contractors, located in China, Hong Kong, Malaysia, Philippines, South Korea, Taiwan and Thailand, where the wafers are separated into die, packaged and, in some cases, tested. Once packaged, most of the integrated circuits are shipped back to Atmel's facilities, where the Company performs final testing before shipment to its customers. The Company's reliance on independent contractors to assemble and package its products involves significant risks, including reduced control over quality and delivery schedules, the potential lack of adequate capacity and discontinuance or phase-out of such contractors' assembly processes. There can be no assurance that such contractors will continue to assemble, package and test products for the Company. In addition, because the Company's assembly contractors are located in foreign countries, the Company is subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates.

MARKETING AND SALES

     The Company markets its products worldwide to a diverse base of original equipment manufacturers (OEMs) serving primarily commercial markets. In the United States and Canada, the Company sells its products to large OEM accounts primarily through manufacturers' representatives and through national and regional distributors. The Company supports this sales network from the Company's headquarters in San Jose, California and through regional offices in Southern California, Colorado, Illinois, Massachusetts, Minnesota, New Jersey, North Carolina and Texas. Sales to domestic OEMs and to domestic distributors, as a percentage of worldwide net revenues, were 25 percent and 9 percent in 1998, 26 percent and 13 percent in 1997, and 25 percent and 11 percent in 1996, respectively.

     The Company recognizes revenues on products shipped to domestic distributors only after the product has been shipped by the distributor to its end customer. Consistent with industry practice, the Company provides its domestic distributors with stock balancing and price protection rights, which permit distributors to return slow-moving products for credit and allow price adjustments on product inventories if the Company lowers the price of those products. Generally, distributors may return products for up to a maximum of 5.0 percent of the net value of all products purchased by distributors during the immediately preceding period.

     Sales to foreign customers are made primarily through international representatives, who are managed from the Company's headquarters in San Jose and from its foreign sales offices in Hainfeld, Austria; Kanata, Canada; Beijing and Shanghai, China; Camberly, England; Glostrup, Denmark; Frankfurt and Raubling, Germany; Espoo, Finland; Hong Kong; Paris, France; Agrate Brianza, Italy; Tokyo, Japan; Seoul, Korea; Singapore; Stockholm, Sweden and Taipei, Taiwan. Foreign product sales were approximately 65 percent, 60 percent and 65 percent of total revenues in 1998, 1997 and 1996, respectively. Although foreign sales are subject to certain government export restrictions, to date the Company has not experienced any material difficulties because of these restrictions. Atmel expects that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes and export license requirements. Because the majority of the Company's foreign sales are denominated in United States dollars, the Company's products may become less price competitive in countries with currencies declining in value against the dollar. In 1998, currency issues adversely affected the Company's operating results as the dollar strengthened in relation to the yen. In 1997, the business condition in Asia was severely affected by the banking and currency issues which adversely affected the Company's operating results. The continuance or worsening of the business and financial situations in Asia, where more than 30 percent of the Company's revenues are generated, would likely have a material adverse effect on the Company's operating results in the future.

     The Company has some transactions denominated in the Euro because some customers and vendors are insisting on Euro based transactions. These requests are from European customers and vendors which were formerly transacting in French franc or German mark. Since the fluctuations of French franc and German mark are tied to the Euro, the Company predicts it will experience no additional currency exposure from its current situation if such transactions are switched to Euro based transactions.

     A significant portion of the Company's sales is made from inventory on a current basis. Sales are made primarily pursuant to purchase orders for current delivery, or agreements covering purchases over a period of time, which are frequently subject to revision and cancellation without penalty. Generally, in light of current industry practice and experience, the Company does not believe that such agreements provide meaningful backlog figures or are necessarily indicative of actual sales for any succeeding period.

     The Company believes that its network of manufacturers' representatives and distributors provides effective coverage of existing and potential OEM customers while minimizing the costs associated with a large direct sales force. The Company's agreements with its manufacturers' representatives and domestic and international distributors are generally terminable by either party on short notice, subject to local laws. The Company's marketing, sales and support organization at December 31, 1998 consisted of 583 persons.

     In 1998, 1997 and 1996, Motorola, Inc. accounted for 14.0 percent, 12.6 percent and 12.0 percent of the Company's net revenues, respectively.

     The Company typically has agreements with its customers, including Motorola, Inc., that allow the customers to cancel their orders on short notice and without penalty, and therefore these agreements may not be a meaningful indicator of future revenues.

RESEARCH AND DEVELOPMENT

     The Company believes that significant investment in research and development is critical to its continued success, growth and profitability, and therefore intends to continue to devote substantial resources, including management time, to achieve its objectives. These objectives include increasing the performance of its existing product lines, developing new product lines drawing on its expertise in CMOS nonvolatile process and design technologies, and developing new process and design technologies. The Company focuses its efforts on improving the speed, density, power usage and reliability of its existing product families. The Company continues to develop new products and revise some of its current products with smaller effective feature sizes, the fabrication of which will be substantially more complex than fabrication of the Company's current products. No assurance can be given that the Company's product and process development efforts will be successful or that its new products will achieve market acceptance.

     At December 31, 1998, approximately 744 employees were engaged in research and development at the Company. During 1998, 1997 and 1996 the Company spent $174.8 million, $137.9 million and $110.2 million, respectively, on research and development. Included in the 1997 research and development expense was $15.0 million of expense related to qualifying the newly completed 8-inch fabrication facility in France. Research and development expenses are charged to operations as incurred. The Company expects that these expenditures will continue to increase in the future.

COMPETITION

     The semiconductor industry is intensely competitive and is characterized by rapid technological change, rapid product obsolescence and price erosion. The semiconductor industry has historically been characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with or in anticipation of maturing product cycles and declines in general economic conditions. These downturns, which occurred in 1997 and 1998, have been characterized by diminished product demand, production overcapacity and subsequent accelerated erosion of average selling prices, and in some cases have lasted for more than a year. The Company's business could be materially and adversely affected by an industry-wide downturn.

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

     The Company competes principally on the basis of the technical innovation and performance of its CMOS products, including their speed, density, power usage, reliability and specialty packaging alternatives as well as on price and product availability. The Company believes that it competes favorably with respect to each of these factors. While the Company's strategy is to target niche markets, which the Company believes are typically less susceptible to competitive pricing pressure than commodity markets, the Company experiences significant price competition, particularly in connection with the sale of nonvolatile memory products, and may experience increased price competition in other niche markets in the future, which would adversely affect its operating margins.

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

EMPLOYEES

     At December 31, 1998, the Company had 6,138 full-time equivalent employees, including 480 in sales, marketing and customer support, 4,811 in manufacturing, maintenance and support, 744 in research and product development and 103 in finance and administration.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, and their ages are as follows:

       NAME         AGE                      POSITION
       ----         ---                      --------
George Perlegos...  49     Chairman, President and Chief Executive
                           Officer
Gust Perlegos.....  51     Executive Vice President, General Manager
Tsung-Ching Wu....  48     Executive Vice President, Technology
Donald Colvin.....  46     Vice President, Finance and Chief Financial
                           Officer
B. Jeffrey Katz...  55     Vice President, Marketing
Mikes N. Sisois...  53     Vice President, Planning and Information
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

     Donald Colvin joined the Company in 1995 as Chief Financial Officer of the Atmel-ES2 subsidiary, and was promoted to Vice President Finance and Chief Financial Officer of the Company in March 1998. Before joining Atmel through the Company's acquisition of ES2, Mr. Colvin spent nine years with Motorola Inc., in Europe in various financial positions. He left Motorola in 1985 to join ES2 as Financial Director for France. He became Vice President and Chief Financial Officer of ES2 in 1991. Mr. Colvin holds a B.S. in Economics and Masters in Business from the University of Strathclyde, Scotland.

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

ITEM 2. PROPERTIES

     The Company's headquarters are located in San Jose, California. This 291,000 square-foot building is owned by the Company and is occupied by the product design, engineering, final product testing, research and development, sales, marketing and administrative personnel. The Company owns semiconductor wafer fabrication plants and test facilities, occupying 450,000 square-feet, located in Colorado Springs, Colorado. The Company also has a new 388,000 square-foot facility which produces 8-inch silicon wafers using new 0.35 and 0.25-micron processes, located in Rousset, France. With the acquisition of Temic, the Company acquired two additional wafer fabrication facilities with test facilities, each of which hosts 6-inch wafer fabrication lines using a 0.5-micron process. These facilities are located in Heilbronn, Germany and Nantes, France.

     Semiconductor manufacturing capacity is affected by a number of factors including absolute level of utilization, manufacturing yields, product mix, and manufacturing efficiencies in terms of wafer through-put and productivity. For example, a high level of utilization for a product experiencing rapid price erosion results in under-utilization of manufacturing capacity. During 1998, continued price erosion for the Company's nonvolatile memory products (caused by continued weakened business conditions and excess manufacturing capacity in the overall semiconductor industry) resulted in the under-utilization of its manufacturing capacity and lower gross margin. In 1998, the Company's capital expenditures were approximately $188 million, and focused primarily on implementing 0.35-micron technology, chemical mechanical planarization (CMP) and shallow trench isolation (STI) in Colorado Springs and Rousset. In 1996 and 1997, based upon the Company's rapid growth in sales from 1994-96, as well as its expectation of continued growth in the semiconductor industry, the Company invested heavily in new plant and equipment to increase manufacturing capacity. The Company's capital expenditures in 1998, 1997 and 1996 were $188 million, $312 million and $511 million, respectively, which resulted in significantly increased manufacturing capacity by mid-1997. However, the expected growth did not materialize in the second half of 1997.

     The Company also leases research and development facilities in the following locations: Berkeley, California; Espoo, Finland; Columbia, Maryland; Bloomington, Minnesota; Trondheim, Norway; Morrisville, North Carolina; Athens, Greece; and Patras, Greece. The Company's sales offices are located in Princeton, New Jersey; Braintree, Massachusetts; Kanata, Canada; Golden, Colorado; Beaverton, Oregon; Hoffman Estates, Illinois; Novi, Michigan; Burnsville, Minnesota; Dallas, Texas; Raleigh, North Carolina; Anaheim Hills, California; Jalisco, Mexico; Hainfeld, Austria; Glostrup, Denmark; Espoo, Finland; Wissous, France; Duisburg, Germany; Raubling, Germany; Wedel, Germany; Weisbaden-Nordenstadt, Germany; Kowloon, Hong Kong; Agrate Brianza, Italy; Tokyo, Japan; Seoul, Korea; Singapore; Stockholm, Sweden; Taipei, Taiwan; and Camberley, United Kingdom. The Company's 1998 aggregate average monthly rental payments for its facilities were approximately $0.2 million. The Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms to meet its current and foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings that management believes could have a material adverse effect on the Company's operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

                       SELECTED QUARTERLY FINANCIAL DATA

                                              FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                              -------------   --------------   -------------   --------------
                                                     (UNAUDITED, IN THOUSANDS, EXCEPT PER-SHARE DATA)
YEAR ENDED DECEMBER 31, 1998
Net revenues................................    $260,392         $288,205        $273,814         $288,681
Gross margin................................      96,200           88,530         101,115          108,100
Net income (loss)...........................      26,793          (91,409)          4,618            9,960
Basic net income (loss) per share...........        0.27            (0.92)           0.05             0.10
Diluted net income (loss) per share.........        0.27            (0.92)           0.05             0.10
Price range of common stock per share
  High......................................       20.50            20.25           14.63            16.38
  Low.......................................       14.00            12.75            6.03             7.19
YEAR ENDED DECEMBER 31, 1997
Net revenues................................    $252,946         $224,936        $240,050         $240,350
Gross margin................................     116,569           99,036         104,478           35,960
Net income..................................      38,738           27,408          30,349          (94,694)
Basic net income per share..................        0.39             0.28            0.30            (0.95)
Diluted net income per share................        0.38             0.27            0.29            (0.95)
Price range of common stock per share
  High......................................       46.88            29.63           39.06            37.50
  Low.......................................       23.75            22.50           26.50            18.06

     The Company has been in correspondence with the staff of the Securities and Exchange Commission regarding the timing of certain accounting charges recognized by the Company during the fourth quarter of 1997. The Company is actively working with the SEC to resolve these questions to the mutual satisfaction of both parties. However, it is possible the Company may be required to amend its quarterly financial information in 1997 to reflect these timing items.

                               COMMON STOCK DATA
                   (IN THOUSANDS, EXCEPT RECORD HOLDER DATA)

     As of December 31, 1998, there were approximately 1,861 record holders of the Company's common stock. The last reported sales price on that date was $15.3125.

     The Company's common stock is traded on the Nasdaq National Market under the symbol "ATML". No cash dividends have been paid on the common stock, and the Company currently has no plans to pay cash dividends in the future.

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

     In connection with the Company's stock repurchase program, put warrants were sold to an independent third party during fiscal years 1998, 1997 and 1996. The Company used the proceeds from the sale of the put warrants to purchase call warrants in a transaction not requiring any net cash outlay at the time.

                                                  CUMULATIVE NET
                                                     PREMIUM        NUMBER OF    POTENTIAL
                                                     RECEIVED       WARRANTS     OBLIGATION
                                                  --------------    ---------    ----------
DECEMBER 31, 1995...............................     $      0             0       $      0
Sales of put warrants...........................        9,223         3,275         73,099
Purchases of call warrants......................       (9,223)            0              0
Expiration of warrants..........................        8,133        (2,275)       (44,849)
                                                     --------        ------       --------
DECEMBER 31, 1996...............................        8,133         1,000         28,250
Sales of put warrants...........................        5,238         2,000         46,050
Purchases of call warrants......................       (5,238)            0              0
Expiration of warrants..........................        4,425        (1,000)       (28,250)
                                                     --------        ------       --------
DECEMBER 31, 1997...............................       12,558         2,000         46,050
Sales of put warrants...........................       20,250         3,700         69,730
Purchases of call warrants......................       (4,600)            0              0
Expirations.....................................            0          (800)       (16,200)
Expiration of warrants..........................      (18,200)       (2,200)       (42,730)
                                                     --------        ------       --------
DECEMBER 31, 1998...............................     $ 10,008         2,700       $ 56,850
                                                     ========        ======       ========

     The put warrants entitle the aforementioned independent third party to sell shares of the Company's common stock to the Company at specified strike prices and exercise dates, while the call warrants entitle the Company to buy from the same third party shares of the Company's common stock at specified strike prices and exercise dates.

     The outstanding put warrants and corresponding call warrants expire on May 4, 1999 and May 14, 1999, respectively, are exercisable only on the maturity date, and may be settled in cash or shares of common stock, at the Company's option. The May 4 position was closed out in January 1999.

     The maximum potential repurchase obligations of the Company as of December 31, 1998 are as follows: 1,500 shares with a strike price of $18.00 or $27,000 and 1,200 shares with a strike price of $24.88 or $29,850. The put warrants have been classified separately on the balance sheet to reflect the maximum potential obligation of the Company. There was no impact on basic and diluted net income per share in 1998, 1997 or 1996 resulting from these transactions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                               ATMEL CORPORATION
                              FINANCIAL HIGHLIGHTS

                                                     YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------------
                                     1998          1997          1996         1995        1994
                                  ----------    ----------    ----------    --------    --------
                                              (IN THOUSANDS, EXCEPT PER-SHARE DATA)
NET REVENUES....................  $1,111,092    $  958,282    $1,070,288    $634,241    $375,093
INCOME (LOSS)
  Before taxes..................     (50,931)        6,001       309,153     172,262      90,076
  Net...........................     (50,038)        1,801       201,722     113,693      59,450
  Basic net income per share....       (0.50)         0.02          2.06        1.20        0.69
  Diluted net income per
     share......................       (0.50)         0.02          2.00        1.16        0.66
RETURN ON REVENUES
  Before taxes..................        (4.6)%         0.6%         28.9%       27.2%       24.0%
  Net...........................        (4.5)%         0.2%         18.8%       17.9%       15.8%
RETURN ON AVERAGE SHAREHOLDERS'
  EQUITY........................        (6.6)%         0.2%         29.3%       24.0%       20.6%
REVENUES PER EMPLOYEE...........         190           228           298         260         235
FIXED ASSETS, NET...............     964,126       985,949       867,423     472,285     264,800
TOTAL ASSETS....................   1,962,737     1,822,040     1,455,914     919,621     540,946
LONG-TERM DEBT, NET OF CURRENT
  PORTION.......................     771,069       571,389       278,576      88,455      46,514
LONG-TERM DEBT AS A PERCENTAGE
  OF SHAREHOLDERS' EQUITY.......       105.3%         72.7%         35.3%       15.0%       13.0%
SHAREHOLDERS' EQUITY............     732,195       786,434       789,751     588,768     358,088

     The fluctuations in the numbers shown above are discussed in Item 7 of this Report on Form 10-K as part of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's revenues in 1998 increased as compared to 1997. The increase was primarily attributable to the inclusion of revenues from Temic's business, which Atmel acquired in March of 1998. See Note 2 of Notes to Consolidated Financial Statements. Excluding the results of Temic, Atmel's revenues in 1998 decreased, reflecting the cyclical downturn in the worldwide semiconductor industry throughout 1997 and 1998. While sales of the Company's application-specific integrated circuits (ASIC) and logic-related products increased, continued price erosion of the Company's commodity-oriented nonvolatile memory products (caused by continued weakened business conditions and excess manufacturing capacity in the semiconductor industry) more than offset the impact of higher sales of ASIC and logic-related products in 1998. These commodity-oriented nonvolatile memory products include erasable programmable read-only memories (EPROMs) and Flash memories. The continued weakened business conditions in the worldwide semiconductor industry also contributed to the Company's decision to implement a restructuring plan, which was announced during the second quarter of fiscal 1998. The restructuring plan, which resulted in a nonrecurring charge of approximately $66.3 million, included a 10 percent work force reduction and an impairment charge to write-down the value of certain manufacturing equipment and machinery with older process technology. See Note 4 of Notes to Consolidated Financial Statements. The Company also recognized an in-process research and development charge of $23.4 million relating to the Temic acquisition, during the second quarter of 1998.

RESULTS OF OPERATIONS
NET REVENUES

     Total net revenues increased 15.9 percent to $1,111.1 million in 1998 from $958.3 million in 1997. The increase was primarily due to the inclusion of revenues from Temic's business, which Atmel acquired in March 1998. See Note 2 of Notes to Consolidated Financial Statements. Net revenues from Temic included in 1998 totaled approximately $238.4 million, which represents approximately 10 months of net revenues, as the acquisition occurred in March. Going forward, the Company expects greater net revenue contribution from Temic, as Atmel will benefit from the full year's inclusion of Temic's net revenues. Excluding the sales from Temic, Atmel's net revenues in 1998 declined 9 percent due to continued price erosion in the Company's nonvolatile memory business, caused by continued weakened business conditions and excess manufacturing capacity in the worldwide semiconductor industry.

     The Company experienced a 10.5 percent decrease in net revenues from $1,070.3 million in 1996 to $958.3 million in 1997, primarily due to greater than average price erosion in the Company's nonvolatile memory businesses, weaker business conditions in Europe and Japan and the strengthening of the United States dollar.

     The Company's net revenues by geographic delivery location (see Note 11 of the Consolidated Financial Statements) for the three years ended December 31, 1998, 1997 and 1996 are summarized as follows:

                                     1998         1997         1996
                                  ----------    --------    ----------
North America...................  $  387,783    $381,433    $  374,518
Europe..........................     308,969     153,734       235,537
Asia............................     359,990     381,631       433,242
Other...........................      54,350      41,484        26,991
                                  ----------    --------    ----------
                                  $1,111,092    $958,282    $1,070,288
                                  ==========    ========    ==========

     Foreign sales accounted for 65 percent of net revenues in 1998 compared to 60 percent in 1997 and 65 percent in 1996. The increase in foreign sales as a percent of net revenues from 1997 to 1998 primarily is a result of the inclusion of Temic's revenues, the majority of which were derived from Europe. The decline in foreign sales as a percent of net revenues from 1996 to 1997 is primarily due to greater than average price erosion in the Company's memory businesses, as well as the weaker business conditions in Europe and Japan.

While the Company shipped more memory product units in 1998 than 1997, the decline in average selling prices more than offset the increase in memory product units shipped.

     The increase of $155 million in European sales in 1998 was attributable primarily to sales from the Company's Temic subsidiary in Germany, and the Company's subsidiary, Atmel ES2 in France. The decrease of $22 million in Asian sales in 1998 was attributable primarily to the effect of the general weakened business conditions and excess manufacturing capacity in the semiconductor industry, and the dollar value of foreign currency denominated sales which had an unfavorable impact in Japan as the dollar strengthened against the Japanese yen. If 1998 sales, which were billed in yen had been calculated at the 1997 average yen rate, 1998 sales would have been approximately $7 million higher. From 1997 to 1998, the French franc and the German mark average exchange rate to the dollar changed 1.1 percent and 1.5 percent respectively, and therefore had very little effect on the Company's revenues. The decreases in 1997 net revenues in Europe and Asia compared to 1996 were due primarily to greater than average price erosion in the Company's memory businesses, as well as the weaker business conditions in Europe and Japan. While the Company shipped more memory product units in 1998 than 1997, the decline in average selling prices more than offset the increase in memory product units shipped.

     A portion of the Company's revenues in Japan and Europe were generated in local currency. Since the Company has European assets and liabilities in local currencies, no hedging program exists for the European sales. However, for Japanese sales, the Company used forward contracts to hedge its currency risk relating to accounts receivable that are denominated in Japanese yen. The foreign exchange contracts generally have maturities that do not exceed three months. Foreign exchange contracts outstanding, all of which were in Japanese currency, amounted to $5.1 million and $9.5 million at December 31, 1998 and 1997, respectively. At December 31, 1998, net unrealized loss from these contracts was $(0.9) million. The Company expects no impact from the Euro as it begins to sell in the new European currency. The French franc, German mark and Euro all fluctuate against the dollar at the same rate and therefore no direct impact on Atmel's operations is expected form Euro currency transactions.

     The Company's ASIC and logic businesses represented approximately 25 percent and 9 percent, respectively, of its 1998 net revenues, and 1998 net revenues for these two product groups increased by approximately 27 percent compared to 1997. The increase in ASIC and logic net revenues was primarily a result of increased sales of the Company's custom and digital ASICs, microcontrollers, and FPGA and PLD products. The Company's nonvolatile memory business represented approximately 44 percent of its 1998 net revenues and sales decreased by approximately 25 percent compared to 1997. The decrease in sales of the Company's Flash and EPROM products were the primary contributors to the Company's memory revenue decline in 1998. Typically, the Company expects a normal level of price decline throughout a product's life cycle. However, as the semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand, the industry experiences significant downturns from time to time, as it did in 1997 and 1998. These downturns are characterized by diminished product demand, production overcapacity and subsequent accelerated erosion of average selling prices. Because Flash and EPROM products are commodity-oriented, they are subject to greater declines in average selling prices than other product areas within the Company. The commodity memory portion of the semiconductor industry suffered from excess capacity during 1997 and 1998, which led to continued price erosion throughout 1998. While the Company shipped more Flash product units in 1998 than 1997, the decline in average selling prices more than offset the increase in Flash product units shipped. In 1998, both unit sales and the average selling price of EPROM products declined.

     In 1997, the Company's ASIC and logic businesses represented approximately 22 percent and 9 percent, respectively, of net revenues, and 1997 combined net revenues for these two groups increased by approximately 14 percent compared to 1996. The Company's memory business represented approximately 69 percent of its 1997 net revenues. Although the Company shipped more memory product units in 1997 than 1996, the net revenues for memory products decreased by approximately 18 percent compared to 1996. As noted above, the decline was primarily due to greater than average price erosion in the memory product markets due to the downturn experienced by the semiconductor industry in 1997.

     The Company believes future sales growth will depend substantially on the success of new products. New products are generally incorporated into customers' products or systems at the design stage. However, design wins may precede volume sales by a year or more. No assurance can be given that any design win will result in future revenues, which depends in large part on the success of the customer's end product or system. The Company expects the average selling price of each product to decline as individual products mature, typically within two years, and competitors enter the market. To offset average selling price decreases, typically experienced over the life of any particular product, the Company relies primarily on attaining cost reductions in the manufacturing of those products and on introducing new, higher priced products, which incorporate advanced features or integrated technologies to address new or emerging markets. Manufacturing cost reductions may be achieved through using advanced process technologies to reduce the line widths in circuit designs which would enable more die to be etched onto a silicon wafer, increasing unit production volume to lower the fixed costs allocated to each die and negotiating volume discounts on assembly and packaging costs. To the extent that such cost reductions and new product introductions do not occur in a timely manner, the Company's operating results could be adversely affected. In addition, due in part to overcapacity in the semiconductor industry, the Company's quarterly revenues and operating results have become increasingly dependent upon orders booked and shipped within a given quarter. To the extent this trend continues, the Company's quarterly results will be less predictable and subject to greater variability.

     As noted above, the semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, characterized by diminished product demand, production overcapacity and subsequent accelerated erosion of average selling prices. The commodity memory portion of the semiconductor industry, from which the Company now derives less than half of its revenues, suffered from excess capacity during 1997 and 1998, which led to continued price erosion during 1998. If these conditions extend through 1999, the Company's growth and results of operations would be adversely affected.

     The Company's continued success will depend in large part on the continued growth of various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics equipment, military equipment and a better supply and demand balance within the industry. While the Company experienced rapid revenues and net income growth from 1994 through 1996, there can be no assurance this growth will resume in future periods, as was evident in 1997 and 1998.

COST OF SALES AND GROSS MARGIN

     The Company's cost of sales represents the costs of its wafer fabrication, assembly and test operations. Cost of sales as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields and the level of utilization of manufacturing capacity. Cost of sales as a percentage of net revenues in 1998 was 64.5 percent, compared with 62.8 percent in 1997 and 50.4 percent in 1996.

     The 1997 percentage of 62.8 percent includes an inventory write-off of $53.1 million, which resulted from the rapid selling price erosion in the fourth quarter of 1997. During the first half of 1997, demand for the Company's products was increasing, as demonstrated by encouraging new orders and business opportunities, particularly in the emerging Asian markets, being received by the Company's sales force. Based on these early indications, the Company was anticipating substantial revenue and margin improvements for the fourth quarter of 1997 and was building its parts inventory in mid-1997 in anticipation of demand for, and expected industry shortage of, semiconductor products in the fourth quarter of 1997. However, late in the fourth quarter of 1997, it became apparent that the expected growth would not materialize. Revenues and margins began to reflect this much tougher business environment. The Company responded to this tougher business environment and rapid down-turn of the semiconductor industry by writing off its inventory. The inventory write-off consisted of $42.5 million of slow-moving inventory and $10.6 million of inventory that was marked to the lower market value.

     The increase in cost of sales as a percentage of net revenues in 1998 was primarily due to manufacturing overcapacity resulting from increases in fixed costs associated with the expansion of wafer fabrication facilities and lower product margins in many of the Company's memory products. The lower product margins were attributable to the rapid erosion of average selling prices that were not matched with a corresponding decrease in manufacturing cost. Additionally, with a greater portion of the Company's business conducted in Europe through its Temic subsidiary in Germany, and Atmel ES2 in France, the German mark, the French franc or the Euro average rate to the dollar may have a greater impact on the Company's future cost of sales than in the past.

     The Company has capitalized certain costs incurred in the start-up phase of the Company's new manufacturing facilities in Atmel ES2. At December 31, 1998 and 1997, start-up costs associated with Atmel ES2 totaled approximately $49.0 million and $18.5 million, respectively, and are reported as other assets. The Company is required to adopt SOP 98-5 "Reporting on the Costs of Start-Up Activities" effective January 1, 1999. Accordingly, the Company expects to record a charge of $49.0 million as the cumulative effect of a change in accounting principle upon adoption of the standard in its financial statements for the three month period ended March 31, 1999.

     The Company has lowered its capital expenditure plan to $150 million in 1999 and will focus on continuing implementation of chemical, mechanical planarization (CMP) and shallow trench isolation (STI), 0.35-micron, 0.25-micron and 0.18-micron technologies in its wafer manufacturing facilities. Implementation of these technologies will enable the Company to achieve cost reductions through die shrinks. However, production delays, difficulties in achieving acceptable yields at any of its manufacturing facilities or overcapacity could materially and adversely affect the Company's gross margin and future operating results.

RESEARCH AND DEVELOPMENT

     Research and development (R&D) expenses increased to $174.8 million in 1998 from $137.9 million in 1997 and $110.2 million in 1996. The $36.9 million increase in 1998 was primarily due to the inclusion of Temic's R&D expense, and the Company's continued investment in the development of 0.35-micron and 0.25-micron process technology, implementation of CMP and STI capability in the Colorado Springs and Rousset facilities, shrinking of the die size from 0.65-micron to 0.5-micron to 0.35-micron and 0.25-micron line widths, enhancement of mature products, development of new products, advanced CMOS and BiCMOS process technologies, manufacturing improvements and other costs associated with increasing production capacity in Colorado Springs and Rousset.

     The 1998 R&D expenses exclude the in-process R&D charge of $23.4 million related to the acquisition of Temic, which has been separately presented in the consolidated statements of operations. This $23.4 million charge represents purchased in-process technology for three projects that have not yet reached technological feasibility and have no alternative future use. The Company expects to incur between $10.0 and $20.0 million per year in development costs to complete these projects. If the development is successful, this technology will allow wireless communication devices to communicate at higher frequencies and at a lower cost than is currently available with other technologies. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase. The Company anticipates the development will be completed and benefits will begin in the 2000-2001 time frame.

     The $27.7 million increase in 1997 was primarily due to the one-time charge of $15.0 million to R&D expense in connection with the qualification of the Company's 0.5-micron manufacturing facility in Rousset, France, the Company's continued investment in the shrinking of the die size from 0.65-micron to 0.5-micron line widths, development of 0.35-micron process technology, enhancement of mature products, development of new products, advanced CMOS and BiCMOS process technology, manufacturing improvements and costs associated with increasing production capacity in Colorado Springs and Rousset. The Company believes that continued investment in process technology and product development are essential to remain competitive in the markets it serves and is committed to high levels of expenditures for research and development.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative (SG&A) expense of $149.1 million, which included approximately $41.4 million of SG&A expense associated with Temic, was slightly less than 1997 SG&A of $150.1 million, and decreased to 13.4 percent of revenues in 1998 from 15.7 percent of revenues in 1997. SG&A expenses increased 30.1 percent to $150.1 million, or 15.7 percent of revenues, in 1997, from $115.4 million, or 10.8 percent of revenues, in 1996. The decrease from 1997 to 1998 reflects the effect of initiatives implemented in connection with the Company's restructuring program that has reduced the Company's infrastructure, including certain cost reduction actions taken in the second half of 1998 to reduce the Company's overall cost structure in response to current business conditions.

     The majority of the increase from 1996 to 1997 was attributable to the $41.3 million write-down of accounts receivable in the fourth quarter of 1997. The pre-tax charge was established in response to the Company's re-assessment of the probability of collection of certain receivables following the rapid down-turn of the semiconductor industry and the difficult collection environment due to the financial turmoil in Asia in the fourth quarter of 1997. More than 40 percent of the Company's revenues are generated in Asia.

     Although the Company's accounts receivable balance began to increase during 1997, the Company attributed this to the state of the semiconductor industry and business conditions in Asia. The Company believed that business conditions would improve in the second half of 1997. Based on this expectation, the Company was prepared to accept slower payment on outstanding receivables because the Company believed that accounts would be made current when business conditions improved. Accordingly, the Company still anticipated that they would be able to collect these outstanding receivables.

     Late in the fourth quarter of 1997, it became apparent that the expected growth in the semiconductor market would not materialize and in fact business conditions further deteriorated. Customers increasingly began to seek reasons to return products and became more aggressive about requesting longer payment terms. Revenues and margins began to reflect this tougher business environment. Based on these factors, the Company reassessed the probability of collection of certain receivables and as a result, the Company wrote off $41.3 million of accounts receivable.

RESTRUCTURING AND IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES

     In the second quarter of 1998, the Company implemented an overall cost reduction plan due to weakened business conditions in the semiconductor industry. As part of the plan, the Company announced a worldwide workforce reduction of approximately 600 people, through early retirement, terminations and attrition in the second half of 1998 and provided $1.3 million for severance costs. As of December 31, 1998, approximately 250 employees had received severance benefits totaling $1.3 million under this program. The rest of the Company's objective was met primarily through attrition.

     In addition to cost reduction actions, the Company recognized an impairment loss related to the write-down of certain assets in the wafer manufacturing facility in Colorado Springs. As a result, the Company recorded a $65 million non-recurring charge in 1998. In making its decision, the Company examined the relationship between the costs of fixed assets in its Colorado manufacturing facility and the projected revenues produced from these assets during the next three years, and concluded that the gross margin of its products would decline rapidly based upon the continued price erosion and maturity of its products. Accordingly, the Company decided to move toward more advanced manufacturing processes using 0.35-micron technology in its Colorado facility, in an effort to obtain additional revenue per wafer. However, due to the current depressed state of average selling prices for semiconductor memory products, even the additional output per wafer did not provide a positive gross margin at the existing fixed cost structure.

     The Company recognized the impairment charge when the future undiscounted cash flows of each asset were estimated to be insufficient to recover its related carrying value. In measuring impairment, the Company groups assets at the plant level which is the lowest level from which there are identifiable, independent cashflows. Accordingly, the carrying values of these Colorado plant assets were written down to the Company's estimates of fair value and will continue to be depreciated over their remaining useful lives. Fair value was based on sales of similar assets or other estimates of fair value, such as estimated future cash flows. The Company does not anticipate significant proceeds from their disposal. None of the assets affected by this action are currently held for sale.

     The Company also recognized an in-process research and development charge of $23.4 million relating to the Temic acquisition, during the second quarter of 1998. This charge represents the value of three projects that were in-process at the time of acquisition and have not reached technological feasibility and had no alternative future use.

     In determining the amount of in-process research and development, the Company engaged an independent valuation firm to conduct an appraisal of the acquired assets. The value of these projects was determined by estimating the net cash flows from the sale of the products resulting from the completion of the projects reduced to the percentage of completion of the project. Net cash flows were then discounted back to their present value. The nature of the efforts to develop the purchased in-process technology into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification including function, features and technical performance requirements. In September 1998, the Chief Accountant of the SEC expressed concerns about the methodologies many companies were using to determine the amount of in-process research and development. A working group has been formed by the Financial Accounting Standards Board (FASB) to study this issue, however at this time it is unknown what guidelines this group will generate and whether the resulting guidance will differ from valuation methods traditionally employed. The SEC's concerns appear to focus on excluding from the valuations the costs of any efforts to complete development currently underway and an apportionment of cash flow estimates based on the stage of completion of in-process technology.

     The methodology used to value intangible assets acquired in the Temic acquisition took into account these concerns raised by the SEC. Accordingly, the Company believes that the valuation methodology used by the independent appraisers is appropriate.

     In December 1997, the Company recognized an impairment charge of $43 million relating to the impairment of machinery and equipment in its manufacturing facility (Fab 6) located in Rousset, France. The impairment charge was due to the projected inability of this fabrication plant to produce product at costs acceptable in today's market and the need to consolidate manufacturing in one location in France to take advantage of advanced technologies in its new manufacturing facility (Fab 7). The Company recognized the impairment charge when the future undiscounted cash flows of each asset were estimated to be insufficient to recover its related carrying value. As such time, the carrying values of these assets were written down to the Company's estimates of fair value. Fair value was based on sales of similar assets or other estimates of fair value, such as estimated future cash flows. The expense was reported as a non-recurring charge in statement of operations

     The Company originally estimated that the proceeds from the eventual disposal of these assets would not be significant. During the year, the Company continued to use these assets at approximately 50 percent of capacity until manufacturing operations at Fab 6 were ceased. During November and December 1998, the Company sought to dispose of the equipment and received offers to purchase certain equipment in Fab 6. See Recent Developments. Accordingly, these assets, which have a net book value of zero, have been classified as assets held for sale.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

     Interest and other income increased to $16.2 million in 1998 from $12.1 million in 1997, which was a decline from $16.5 million in 1996. Other income consists of investment gains and losses and realized and unrealized foreign currency exchange gains and losses. The increase from 1997 to 1998 was primarily due to the significant decline in interest rates that occurred in the latter part of 1998, resulting in gains taken in the Company's portfolio of U.S. securities. The decline from 1996 to 1997 was primarily due to the combination of the losses sustained on sale of stock investments in 1997 and the gains realized from sale of stock investments and a parcel of land in 1996.

     Interest expense, which includes interest on capital lease financing, increased to $47.5 million in 1998 from $31.2 million in 1997 and $12.9 million in 1996. The increase in both years was primarily due to the increase in borrowings used to finance the expansion and construction of the Company's manufacturing facilities located in Colorado Springs and Rousset, respectively.

TAXES ON INCOME

     The Company had an income tax benefit of $0.9 million in 1998 compared to income tax expense of $4.2 million in 1997 and $107.4 million in 1996. The effective tax rate in 1998 was 1.75 percent as compared to 70.0 percent and 34.8 percent in 1997 and 1996, respectively. The 1998 effective tax rate was impacted by the treatment of acquisition charges associated with the acquisition of Temic and the tax effect of foreign losses, the benefit from which was not recorded. The increase from 1996 to 1997 was primarily caused by valuation allowances provided for foreign losses, the tax rate effect of which was magnified due to the lower level income before taxes.

YEAR 2000 RISKS

     The Company is assessing and planning for Year 2000 computer date issues at all of its design, manufacturing and sales locations.

     The Company initiated a program during 1997 to review its computer hardware and software systems, to prioritize and determine the impact of, and to provide solutions for Year 2000 requirements. The Year 2000 program is being conducted in five parallel phases -- (i) planning, (ii) inventory/impact, (iii) remediation, (iv) testing and (v) implementation.

          (i) As of March 1999, the Company had completed the planning phase of the Year 2000 program for both information technology (IT) and non-information technology (non-IT) systems. IT includes computers, peripherals, software, and networks. Non-IT comprises manufacturing equipment, test equipment, and building support equipment.

          (ii) The inventory/impact phase has been completed for all systems.

          (iii) The Company has completed the remediation phase for approximately 80 percent of all systems. The remaining systems have been analyzed and are awaiting vendor fixes. All fixes will be in place by the end of June or appropriate contingency plans will be implemented.

          (iv) The testing phase has been completed for the Electronic Data Interchange (EDI) system and the financial information system. The order entry systems are Year 2000 compliant in all locations except Rousset, France. Rousset will implement a compliant system during May 1999.

          (v) Implementation will occur through the remainder of 1999.

     The Company expects phases (i) through (iv) of the Year 2000 program to be completed for all internal systems by June 30, 1999. Implementation (v) is formalizing contingency plans for any non-compliant computer systems, equipment or suppliers. The Company will address all possible issues related to non-compliance and devise mitigating procedures. This process will begin in July 1999 and will be completed in the fourth quarter of 1999.

     The Company has surveyed all its critical manufacturing equipment vendors and material and utility suppliers for Year 2000 compliance. All the equipment and utility vendors have responded and their progress is being monitored closely. The Company has not received surveys from all its critical suppliers, but expects to do so by the end of May 1999. The Company will establish contingency plans to obtain the goods and services provided by any vendors determined to be non-compliant at the end of June 1999.

     The Company's products are not date sensitive unless they have been programmed that way by its customers. The Company's microcontroller products are not designed with specific date functions and rely on user provided programming for their operation. The Company's non-volatile memory products are also user programmable devices. There are no date related logic functions within the circuits and therefore depend on the customer for compliance with Year 2000 date compatibility. EPLDs are programmable logic devices that are designed to allow customers to perform a broad range of logic functions. The Company provides no specific date functions in its EPLDs, but a customer may configure these circuits to perform date calculations if required. Similarly, FPGAs are logic devices where any date functionality is designed by the customer after purchasing the product from the Company. There are no date related function or logic inside the Atmel FPGA unless a customer has chosen to program the FPGA logic that way. ASIC products are designed to customers' specifications and the Company has no control over date functions required by customers of such circuits.

     The Company's costs related to identifying and addressing Year 2000 issues world-wide are estimated to be $7 million. Thus far, the major costs associated with identifying and addressing Year 2000 issues has been in-house labor costs and equipment upgrades. During 1998, approximately $3.3 million was spent to identify and correct Year 2000 related issues. Equipment and computer systems purchased through the normal course of business have been qualified as Year 2000 compliant prior to purchase.

     If the Company were unable to successfully upgrade its IT and non-IT systems to be Year 2000 compliant, its wafer productions system and business and financial information systems could be materially and adversely affected, which in turn could result in a material adverse effect on the company's business, operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and capital requirements through cash flow from operations, equipment lease financing arrangements and other borrowing arrangements.

     During 1998, the Company generated net cash flow from operations of $135.5 million.

     Accounts receivable increased by $35.6 million to $252.6 million in 1998, primarily due to a 15.9 percent increase in 1998 revenues compared to 1997. Accounts receivable increased by $42.5 million to $217.0 million in 1997 from $174.5 million in 1996, due to the Company extending longer payment terms to its customers and a more difficult collection environment because of the financial turmoil in Asia, where more than 30.0 percent of the Company's revenues were generated. The weakened market conditions and business competition required the Company to extend its payment terms to its customers. Average days of accounts receivable outstanding were 83.0 and 82.7 in 1998 and 1997, respectively. As the semiconductor industry conditions improve, the average days outstanding are expected to decrease.

     Inventory balances increased by approximately $115.9 million from 1997 to 1998, due primarily to weakened market conditions and business competition requiring manufacturers to carry more inventory to meet just-in-time deliveries. Additionally, the increase in inventory balances from 1997 to 1998 reflects the inclusion of Temic's inventory, which totaled approximately $36.1 million. The increase in inventory balances of $54.1 million from 1996 to 1997 reflects the Company's increased manufacturing output and inventory reduction programs by the Company's OEM customers. During periods of excess manufacturing capacity in the industry and rapidly eroding prices, as experienced in 1997 and 1998, OEM customers reduce inventory levels and rely on manufacturers to carry more inventory to meet just-in-time deliveries. Inventory turnover decreased to 4.6 in 1998 from 7.7 in 1997.

     Trade accounts payable and other accrued liabilities increased by approximately $2.2 million from 1997 to 1998, and increased by approximately $54.0 million from 1996 to 1997. The smaller increase in 1998 as compared to 1997 is primarily attributable to the reduced purchases of and timing of payments of fixed assets in 1998. The increase from 1996 to 1997 primarily reflects the acquisition of capital equipment, construction costs and the timing of payment of certain other trade payables.

     The Company made capital investments in 1998 totaling $187.7 million primarily to implement CMP and STI, and to advance the technology process in its Colorado Springs and Rousset wafer fabrication facilities. In 1997, the Company made capital investments totaling $312.1 million to increase manufacturing capacity at all its fabrication plants and to complete construction of its 8-inch plant in Rousset. To finance these improvements and expansions, the Company incurred a number of debt obligations totaling $298.2 million in 1998 and $397.5 million in 1997. At December 31, 1998, the Company had $323.6 million in cash and short-term investments, a decrease of $9.5 million from December 31, 1997. The Company has classified all investments as short term since it has the intent and ability to redeem them within the year. At December 31,

1998, the Company had $492.2 million in working capital, an increase of $82.1 million from December 31, 1997.

     In January and August 1998, Atmel re-purchased 1.0 million and 0.4 million, respectively, of its shares for $20.0 million. The shares were then retired.

     The Company believes that its existing sources of liquidity, together with cash flows from operations, lease financing on equipment and other short- or medium-term bank borrowing, will be sufficient to meet the Company's liquidity and capital requirements through 1999. The Company may, however, in the longer term seek additional equity or debt financing to fund further expansion of its wafer fabrication capacity, or to fund other projects or acquisitions. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Company's products, product mix changes, semiconductor industry conditions and competitive factors.
                            ------------------------

  FORWARD LOOKING STATEMENTS

     Investors are cautioned that certain statements in this Report on Form 10-K are forward looking statements that involve risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections about the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to factors such as the effect of changing economic conditions, material changes in currency exchange rates, conditions in the overall semiconductor market (including the historic cyclicality of the industry), continued financial turmoil in the Asian markets, risks associated with product demand and market acceptance risks, the impact of competitive products and pricing, delays in new product development, fab capacity utilization, product mix and technological risks, ability to integrate and manage acquisitions and other risk factors identified in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward looking statements in this Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL RISK MANAGEMENT

     The Company faces exposure to adverse movements in foreign currency exchange rates. These exposures change over time and could have a material adverse impact on the Company's financial results. Historically, the Company's primary exposures related to non-dollar denominated sales in Japan and Europe. At the present time, the Company hedges only currency exposures associated with Japan. The hedging activity undertaken by the Company is intended to offset the impact of currency fluctuations on accounts receivable that are denominated in Japanese yen. To the extent that these forecasts are overstated or understated during periods of currency volatility, the Company could experience unanticipated currency gains and losses.

     The Company's foreign exchange contracts generally have maturities that do not exceed three months. Foreign exchange contracts outstanding, all of which were in Japanese currency, amounted to $5.1 million, $9.5 million and $5.4 million at December 31, 1998, 1997, and 1996, respectively.

     The Company maintains investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. These securities are generally classified as available for sale, and consequently are recorded on the balance sheet at fair value with unrealized gains and losses being recorded as a separate part of shareholders' equity. The Company does not currently hedge these interest rate exposures.

     Given the Company's current profile of interest rate exposures and the maturities of its investment holdings, the Company believes that a change in interest rates would not have a material adverse impact on the Company's investment portfolio or statement of operations through December 31, 1999.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this Item regarding Consolidated Financial Statements and supplementary data is set forth in the section entitled "Selected Quarterly Financial Data" which appears in Item 5 of this Report on Form 10-K, the Consolidated Financial Statements and related notes thereto, and Report of the Independent Accountants, which appear on pages 29 to 53 of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information required by this Item regarding directors and executive officers set forth under the captions "Election of Directors" and "Section 16(a)Beneficial Ownership Reporting Compliance" in Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1999 (the "1999 Proxy Statement"), is incorporated herein by reference. Information regarding identification of Registrant's executive officers is set forth in Part I, Item 1 of this Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item regarding compensation of Registrant's directors and executive officers set forth under the captions "Director Compensation" and "Executive Compensation" in the 1999 Proxy Statement is incorporated herein by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item regarding beneficial ownership of Registrant's common stock by certain beneficial owners and management of Registrant set forth under the caption "Security Ownership" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item regarding certain relationships and related transactions with management set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of, or incorporated by reference into, this Report on Form 10-K:

      1. Financial Statements.

        Consolidated Statements of Operations for the Three Years Ended December 31, 1998.

        Consolidated Balance Sheets as of December 31, 1998 and 1997.

        Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1998.

        Consolidated Statements of Shareholders' Equity for the Three Years Ended December 31, 1998.

        Notes to Consolidated Financial Statements.

        Report of Independent Accountants.

      2. Financial Statement Schedules. The following Financial Statement Schedules for the years ended December 31, 1998, 1997 and 1996 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto.

                          SCHEDULE                            PAGE
                          --------                            ----
Report of Independent Accountants on Financial Statement
  Schedule..................................................  S-1
Valuation and Qualifying Accounts...........................  S-2

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

      3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

 3.1(3)     Articles of Incorporation of Registrant, as amended to date.
 3.2(1)     Bylaws of Registrant.
 3.3(6)     Certificate of Determination of Rights, Preferences and
            Privileges of Series A Preferred Stock (included in Exhibit
            4.1).
 4.1(6)     Preferred Shares Rights Agreement dated as of September 4,
            1998, between Atmel Corporation and BankBoston, N.A.,
            including the Certificate of Determination, the form of
            Rights Certificate and the Summary of Rights.
10.1(1)+    1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements thereunder.
10.2(1)+    1991 Employee Stock Purchase Plan, as amended.
10.3(3)     Credit Agreement dated April 20, 1995, between Wells Fargo
            Bank and Registrant.
10.4(1)     Form of Indemnification Agreement between Registrant and its officers and directors.
10.5(2)     Consulting Agreement by and between Norman Hall and
            Registrant dated March 1, 1990.
10.6(4)     1996 Stock Plan, as amended and forms of agreements
            thereunder.
10.7(5)     Indenture, dated as of May 17, 1997, by and among Atmel
            S.A., Atmel Corporation and State Street Bank and Trust
            Company of California, N.A., as trustee thereunder.
10.8(5)     Registration Rights Agreement, dated as of May 15, 1997, by and among Atmel Corporation and Deutsche Morgan Grenfell
            Inc., Alex. Brown & Sons, Incorporated, BNP plc, Credit
            Lyonnais Securities, Smith Barney Inc. and Societe Generale
            Securities Corp.
10.9(7)     Indenture, dated as of April 21, 1998, by and between the
            Company and State Street Bank and Trust Company of
            California, N.A., as trustee thereunder (including the form of debenture).
10.10(7)    Registration Rights Agreement dated as of April 21, 1998, by and between the Company and Morgan Stanley & Co.
            Incorporated.
21.1        Subsidiaries of Registrant.
23.1        Consent of Independent Accountants.

24.1        Power of Attorney (included on the signature pages hereof).
27.1        Financial Data Schedule.

---------------
(1) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991.

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

(4) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (File No. 333-15823) filed on November 8, 1996.

(5) Incorporated by reference to exhibits to the Company's Report on Form 8-K (File No. 000-19032) filed on June 4, 1997.

(6) Incorporated by reference to exhibits to the Company's Registration Statement on Form 8-A (No. 000-19032) filed on September 15, 1998.

(7) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-3, as amended (File No. 333-59261), filed on July 16, 1998.

 +  The item listed is a compensatory plan.

     (b) Reports on Form 8-K. No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ATMEL CORPORATION

March 22, 1999                            By:      /s/ GEORGE PERLEGOS
                                            ------------------------------------
                                            George Perlegos
                                            President and Chief Executive
                                              Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Perlegos and Donald Colvin, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons on March 22, 1999 on behalf of the Registrant in the capacities indicated:

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                 /s/ GEORGE PERLEGOS                         President, Chief Executive Officer and
-----------------------------------------------------        Director (principal executive officer)
                  (George Perlegos)

                  /s/ DONALD COLVIN                       Vice President, Finance and Chief Financial
-----------------------------------------------------     Officer (principal financial and accounting
                   (Donald Colvin)                                          officer)

                    /s/ NORM HALL                                           Director
-----------------------------------------------------
                     (Norm Hall)

                  /s/ GUST PERLEGOS                                         Director
-----------------------------------------------------
                   (Gust Perlegos)

                 /s/ T. PETER THOMAS                                        Director
-----------------------------------------------------
                  (T. Peter Thomas)

                 /s/ TSUNG-CHING WU                                         Director
-----------------------------------------------------
                  (Tsung-Ching Wu)

                               ATMEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1998          1997          1996
                                                          -----------    ---------    -----------
                                                           (IN THOUSANDS, EXCEPT PER-SHARE DATA)
NET REVENUES............................................  $1,111,092     $958,282     $1,070,288
EXPENSES
Cost of sales...........................................     717,147      602,239        539,215
Research and development................................     174,808      137,896        110,239
Selling, general and administrative.....................     149,069      150,098        115,362
Restructuring and in-process research and development
  charges...............................................      89,725       43,000             --
                                                          ----------     --------     ----------
          TOTAL EXPENSES................................   1,130,749      933,233        764,816
                                                          ----------     --------     ----------
OPERATING INCOME (LOSS).................................     (19,657)      25,049        305,472
Interest and other income...............................      16,197       12,107         16,532
Interest expense........................................     (47,471)     (31,155)       (12,851)
Income (loss) before taxes..............................     (50,931)       6,001        309,153
Provision for (benefit from) income taxes...............        (893)       4,200        107,431
                                                          ----------     --------     ----------
NET INCOME (LOSS).......................................  $  (50,038)    $  1,801     $  201,722
                                                          ==========     ========     ==========
BASIC NET INCOME (LOSS) PER SHARE.......................  $    (0.50)    $   0.02     $     2.06
                                                          ----------     --------     ----------
DILUTED NET INCOME (LOSS) PER SHARE.....................  $    (0.50)    $   0.02     $     2.00
                                                          ----------     --------     ----------
SHARES USED IN BASIC NET INCOME (LOSS) PER-SHARE
  CALCULATIONS..........................................      99,358       99,438         98,070
                                                          ----------     --------     ----------
SHARES USED IN DILUTED NET INCOME (LOSS) PER-SHARE
  CALCULATIONS..........................................      99,358      101,601        100,680
                                                          ----------     --------     ----------

        The accompanying notes are an integral part of these statements.

                               ATMEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
CURRENT ASSETS
Cash and cash equivalents...................................  $  161,721    $  174,310
Short-term investments......................................     161,844       158,758
Accounts receivable, net of allowance for doubtful accounts
  of $34,610 in 1998 and $24,623 in 1997....................     252,601       216,991
Inventories.................................................     240,258       124,336
Other current assets........................................      74,967       119,358
                                                              ----------    ----------
          TOTAL CURRENT ASSETS..............................     891,391       793,753
Fixed assets, net...........................................     964,126       985,949
Other assets................................................     107,220        42,338
                                                              ----------    ----------
          TOTAL ASSETS......................................  $1,962,737    $1,822,040
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt...........................  $   81,995    $   67,522
Trade accounts payable......................................     200,101       197,070
Accrued liabilities and other...............................      92,953        93,820
Deferred income on shipments to distributors................      24,170        25,256
                                                              ----------    ----------
          TOTAL CURRENT LIABILITIES.........................     399,219       383,668
Long-term debt..............................................     771,069       571,389
Deferred income taxes.......................................       3,404        34,499
                                                              ----------    ----------
          TOTAL LIABILITIES.................................   1,173,692       989,556
Put warrants................................................      56,850        46,050
                                                              ----------    ----------
Commitments and contingencies (Note 7)
SHAREHOLDERS' EQUITY
Preferred stock; no par value: Authorized; 5,000 shares;
  None issued and outstanding...............................          --            --
Common stock; no par value: Authorized: 240,000 shares;
  Shares issued: 99,683 at December 31, 1998, and 99,723 at
  December 31, 1997.........................................     330,073       351,584
Unrealized loss on investments..............................        (463)       (1,003)
Cumulative translation adjustment...........................         492       (16,278)
Retained earnings...........................................     402,093       452,131
                                                              ----------    ----------
          TOTAL SHAREHOLDERS' EQUITY........................     732,195       786,434
                                                              ----------    ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $1,962,737    $1.822,040
                                                              ==========    ==========

        The accompanying notes are an integral part of these statements.

                               ATMEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1997         1996
                                                            --------    ---------    --------
                                                                     (IN THOUSANDS)
CASH FROM OPERATING ACTIVITIES
Net income (loss).........................................  $(50,038)   $   1,801    $201,722
Items not requiring the use of cash
  Depreciation and amortization...........................   199,568      158,382     110,988
  Restructuring and in-process research and development...    89,725       43,000          --
  Accounts receivable write-off...........................        --       41,300          --
  Inventories write-down..................................        --       53,100          --
  Provision for doubtful accounts receivable..............    26,642       11,105      19,425
  Provision for excess and obsolete inventory.............    22,070        1,452       1,117
  Other...................................................   (11,587)      16,439      (1,600)
Changes in operating assets and liabilities
  Accounts receivable.....................................      (887)     (92,862)    (93,787)
  Inventories.............................................  (106,305)    (108,631)    (22,896)
  Other assets............................................    56,879      (61,448)     (7,935)
  Trade accounts payable and other accrued liabilities....   (58,382)      17,915      94,545
  Income taxes payable....................................   (31,095)          --      (9,766)
  Deferred income on shipments to distributors............    (1,086)      (2,679)      5,987
                                                            --------    ---------    --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES............   135,504       78,874     297,800
CASH FROM INVESTING ACTIVITIES
Acquisition of fixed assets...............................  (187,728)    (312,066)   (511,019)
Acquisition of other assets...............................   (41,226)     (25,483)     (9,756)
Purchase of Temic Telefunken Microelectronic..............   (99,250)          --          --
Purchase of investments...................................  (151,188)    (129,642)   (101,417)
Sale or maturity of investments...........................   148,102      128,668      89,678
                                                            --------    ---------    --------
          NET CASH USED BY INVESTING ACTIVITIES...........  (331,290)    (338,523)   (532,514)
                                                            --------    ---------    --------
CASH FROM FINANCING ACTIVITIES
Issuance of notes payable.................................    41,044       56,815      39,241
Principal payments on notes...............................   (17,094)     (10,853)     (2,152)
Proceeds from capital leases..............................   142,179      190,705     234,239
Principal payments on capital leases......................   (89,944)     (78,528)    (54,784)
Proceeds from issuance of convertible notes...............   115,004      150,000          --
Tax benefit from exercise of options......................        --        5,033       2,535
Proceeds (payment) from settlement of warrants............    (2,550)       4,425       8,133
Repurchase of common stock................................   (20,047)          --          --
Issuance of common stock..................................    11,886       13,170      10,079
                                                            --------    ---------    --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.......   180,478      330,767     237,291
                                                            --------    ---------    --------
Effect of foreign currency on cash and cash equivalents...     2,719         (921)     (3,998)
                                                            --------    ---------    --------
Net increase (decrease) in cash and cash equivalents......   (12,589)      70,197      (1,421)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........   174,310      104,113     105,534
                                                            --------    ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................   161,721      174,310     104,113
                                                            ========    =========    ========
INTEREST PAID.............................................    35,648       29,039      12,015
INCOME TAXES PAID.........................................     1,161       42,507     103,912
ISSUANCE OF STOCK FOR OTHER ASSETS........................     2,652           --      12,625
OTHER NON-CASH ACQUISITIONS...............................        --           --       2,320
FIXED ASSET PURCHASES IN ACCOUNTS PAYABLE.................    19,376       54,326       5,706
PURCHASE OF CALL WARRANTS FROM PROCEEDS OF PUT WARRANTS...     4,450        5,238       9,223
NOTE PAYABLE ISSUED FOR PREPAID ROYALTIES.................     9,000           --          --

        The accompanying notes are an integral part of these statements.

                               ATMEL CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                              ACCUMULATED
                                                COMMON STOCK                     OTHER
                                             ------------------   RETAINED   COMPREHENSIVE
                                             SHARES    AMOUNT     EARNINGS   INCOME (LOSS)    TOTAL
                                             ------   ---------   --------   -------------   --------
                                                                  (IN THOUSANDS)
BALANCES, DECEMBER 31, 1995................  97,207   $ 341,634   $248,608     $ (1,474)     $588,768
Sales of stock
  Exercise of options......................     874       4,606         --           --         4,606
  Employee stock purchase plan.............     236       5,473         --           --         5,473
  Issuance for asset acquisition...........     435      12,625         --           --        12,625
Tax benefit from exercise of options.......      --       2,535         --           --         2,535
Proceeds from settlement of warrants.......      --       8,133         --           --         8,133
Put warrants reclassification, net.........      --     (28,250)        --           --       (28,250)
Other comprehensive income
  Unrealized loss on investments...........      --          --         --       (3,998)       (3,998)
  Foreign currency translation
     adjustment............................      --          --         --       (1,863)       (1,863)
Net income.................................      --          --    201,722           --       201,722
                                             ------   ---------   --------     --------      --------
Comprehensive income (loss)................      --          --    201,722       (5,861)      195,861
                                             ------   ---------   --------     --------      --------
BALANCES, DECEMBER 31, 1996................  98,752     346,756    450,330       (7,335)      789,751
Sales of stock
  Exercise of options......................     733       6,522         --           --         6,522
  Employee stock purchase plan.............     238       6,648         --           --         6,648
Tax benefit from exercise of options.......      --       5,033         --           --         5,033
Proceeds from settlement of warrants.......      --       4,425         --           --         4,425
Put warrants reclassification, net.........      --     (17,800)        --           --       (17,800)
Other comprehensive income
  Unrealized loss on investments...........      --          --         --      (11,809)      (11,809)
  Foreign currency translation
     adjustment............................      --          --         --        1,863         1,863
Net income.................................      --          --      1,801           --         1,801
                                             ------   ---------   --------     --------      --------
Comprehensive income (loss)................      --          --      1,801       (9,946)       (8,145)
                                             ------   ---------   --------     --------      --------
BALANCES, DECEMBER 31, 1997................  99,723     351,584    452,131      (17,281)      786,434
Sales of stock
  Exercise of options......................     528       2,624         --           --         2,624
  Employee Stock Purchase Plan.............     624       6,610         --           --         6,610
  Issuance for purchase of DCT.............     208       2,652         --           --         2,652
Repurchase of shares.......................  (1,400)    (20,047)        --           --       (20,047)
Payment on settlement of warrants..........      --      (2,550)        --           --        (2,550)
Put warrants reclassification, net.........      --     (10,800)        --           --       (10,800)
Other comprehensive loss
  Unrealized gain on investments...........      --          --         --          540           540
  Foreign currency translation
     adjustment............................      --          --         --       16,770        16,770
Net loss...................................      --          --    (50,038)          --       (50,038)
                                             ------   ---------   --------     --------      --------
Comprehensive income (loss)................      --          --    (50,038)      17,310       (32,728)
                                             ------   ---------   --------     --------      --------
BALANCES, DECEMBER 31, 1998................  99,683   $ 330,073   $402,093     $     29      $732,195
                                             ======   =========   ========     ========      ========

        The accompanying notes are an integral part of these statements.

                               ATMEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

     Atmel Corporation designs, develops, manufactures and markets a broad range of high-performance non-volatile memory and logic integrated circuits using its proprietary complementary metal-oxide semiconductor (CMOS) technologies. The Company's products are used in a range of applications in the telecommunications, computing, networking, consumer and automotive electronics and other markets. The Company's customers comprise a diverse group of domestic and foreign original equipment manufacturers (OEMs) and distributors.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. For purposes of presentation, the Company has indicated that its year ends on December 31, although the Company operates on a 52-week or 53-week year ending on the Monday closest to December 31. Fiscal 1998, 1997 and 1996 were 52-week years.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Investments

     Investments with an original or remaining maturity of 90 days or less, as of the date of purchase, are considered cash equivalents, and consist of highly liquid money market instruments. The carrying amount of these instruments approximates fair value.

     The Company maintains its cash balances at a variety of financial institutions and has not experienced any material losses relating to such instruments. The Company invests its excess cash in accordance with its investment policy which has been reviewed and approved by the Board of Directors to minimize credit risk.

  Accounts Receivable

     Allowance for doubtful accounts is calculated based on the aging of the Company's accounts receivable, historical experience, current and future short-term business conditions and management judgment. The Company writes off accounts receivable against the allowance when the Company determines a balance is uncollectible and no longer actively pursues collection of the receivable.

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out for materials and purchased parts and average cost for work in progress) or market and are comprised of the following:

                                                     DECEMBER 31,
                                                 --------------------
                                                   1998        1997
                                                 --------    --------
Materials and purchased parts..................  $ 14,082    $ 10,527
Finished goods.................................    43,913      25,590
Work in progress...............................   182,263      88,219
                                                 --------    --------
          TOTAL................................  $240,258    $124,336
                                                 ========    ========

  Fixed Assets

     Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements............................  10 to 20 years
Machinery and equipment...............................    2 to 5 years
Furniture and fixtures................................         5 years

  Deferred Income on Shipments to Distributors

     Sales to distributors are subject to price protection and right of return. Generally, distributors may return products for up to a maximum of 5.0 percent of the net value of all products purchased by distributors during the immediately preceding period. Accordingly, recognition of such sales is deferred until shipments are made by the distributors to their customers. Other sales, principally to OEMs, are recorded at the time products are shipped, net of allowances for estimated returns.

  Foreign Currency Translation

     The functional currency of foreign subsidiaries is considered to be the United States dollar, except for Atmel ES2, whose functional currency is the French franc and Temic Telefunken Microelectronic, whose functional currency is the German mark. Translation gains and losses from remeasurement of the financial statements of these companies where the functional currency is the U.S. dollar are included in the consolidated statements of operations. The effect of the translation of the accounts of Atmel ES2 and Temic has been included in the shareholders' equity as a cumulative foreign currency translation adjustment. Foreign exchange gain (loss) included in interest and other income for the years ended December 31, 1998, 1997 and 1996 was $(283), $(2,438) and $(2,444), respectively.

  Derivatives

     The Company conducts business on a global basis in several major international currencies. As a result, it is exposed to adverse movements in foreign currency exchange rates. The Company enters into forward foreign exchange contracts to hedge certain of its foreign currency exposures. These financial instruments are designed to minimize exposure and reduce risk from foreign currency exchange rate fluctuations in the regular course of business. The Company does not enter into forward exchange contracts for trading purposes.

     Realized gains and losses on the contracts are included in other income and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The foreign exchange contracts generally

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

have maturities that do not exceed three months. Foreign exchange contracts outstanding, all of which were in Japanese currency, amounted to $5,122 and $9,478 at December 31, 1998 and 1997, respectively. At December 31, 1998, net unrealized loss from these contracts was $(892).

     The Company's forward exchange contracts contain credit risk in that its counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to a limited number of major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. The Company does not expect any material losses as a result of default by the other parties.

  Certain Risks and Concentrations

     The Company sells its products primarily to OEMs and distributors in North America, Europe and Asia, generally without requiring any collateral. The Company maintains adequate allowances for potential credit losses and performs ongoing credit evaluations.

     The Company's products are concentrated in the semiconductor industry, which is highly competitive and rapidly changing. Significant technological changes in the industry could affect operating results adversely. The Company's inventories include high-technology parts and components that may be specialized in nature or subject to rapid technological obsolescence. While the Company has programs to minimize the required inventories on hand and considers technological obsolescence in estimating required allowances to reduce recorded amounts to market values, such estimates could change in the future.

  Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, warrants and convertible securities for all periods.

     A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
Basic and diluted net income (loss) (numerator)....  $(50,038)   $  1,801    $201,722
Shares used in basic net income (loss) per-share
  calculations (denominator).......................
  Weighted average shares of common stock
     outstanding...................................    99,358      99,438      98,070
                                                     --------    --------    --------
Shares used in diluted net income (loss) per-share
  calculations (denominator).......................    99,358      99,438      98,070
Dilutive effect of stock options...................        --       2,163       2,610
                                                     --------    --------    --------
                                                       99,358     101,601     100,680
                                                     ========    ========    ========
Basic net income (loss) per share..................  $  (0.50)   $   0.02    $   2.06
                                                     --------    --------    --------
Diluted net income (loss) per share................  $  (0.50)   $   0.02    $   2.00
                                                     --------    --------    --------

     The number of common stock equivalents not included in the calculation of diluted net income (loss) per share because they were anti-dilutive were 6,113, 4,225 and 4,225 in 1998, 1997 and 1996, respectively.

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

  Put Warrants

     In January 1996, the Board of Directors of the Company approved a stock repurchase program that allows the Company to repurchase up to 5,000 shares of its common stock. The Board of Directors approved the repurchase of an additional 5,000 shares in January 1998. The primary purpose of this stock repurchase program is to increase shareholder value. In connection with this program, the Company has entered into certain warrant transactions which provide the Company with the flexibility to implement its repurchase plan, under which the Company could repurchase its stock when favorable market conditions existed and without immediately impacting the Company's cash resources.

     In connection with the Company's stock repurchase program, put warrants were sold to an independent third party during fiscal years 1998, 1997 and 1996. The Company used the proceeds from the sale of the put warrants to purchase call warrants in a transaction not requiring any net cash outlay at the time.

                                             CUMULATIVE NET     SHARES COVERED BY    POTENTIAL
                                            PREMIUM RECEIVED        WARRANTS         OBLIGATION
                                            ----------------    -----------------    ----------
DECEMBER 31, 1995.........................      $      0                   0          $      0
Sales of put warrants.....................         9,223               3,275            73,099
Purchases of call warrants................        (9,223)                  0                 0
Expiration of warrants....................         8,133              (2,275)          (44,849)
                                                --------             -------          --------
DECEMBER 31, 1996.........................         8,133               1,000            28,250
Sales of put warrants.....................         5,238               2,000            46,050
Purchases of call warrants................        (5,238)                  0                 0
Expiration of warrants....................         4,425              (1,000)          (28,250)
                                                --------             -------          --------
DECEMBER 31, 1997.........................        12,558               2,000            46,050
Sales of put warrants.....................        20,250               3,700            69,730
Purchases of call warrants................        (4,600)                  0                 0
Expirations...............................             0                (800)          (16,200)
Expiration of warrants....................       (18,200)             (2,200)          (42,730)
                                                --------             -------          --------
DECEMBER 31, 1998.........................      $ 10,008               2,700          $ 56,850
                                                ========             =======          ========

     The put warrants entitle the aforementioned independent third party to sell shares of the Company's common stock to the Company at specified strike prices and exercise dates, while the call warrants entitle the Company to buy from the same third party shares of the Company's common stock at specified strike prices and exercise dates.

     The outstanding put warrants and corresponding call warrants expire on May 4 and May 14, 1999, respectively, are exercisable only on the maturity date, and may be settled in cash or shares of stock, at the Company's option. The May 4 position was closed out in January 1999.

     The maximum potential repurchase obligations of the Company as of December 31, 1998 are as follows: 1,500 shares with a strike price of $18.00 or $27,000 and 1,200 shares with a strike price of $24.88 or $29,850. The put warrants have been classified separately on the balance sheet to reflect the maximum potential obligation of the Company. There was no impact on basic and diluted net income per share in 1998, 1997 or 1996 resulting from these transactions.

  Income Taxes

     Provision for (benefit from) income tax is comprised of its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse.

  Long-Lived Assets

     The Company periodically evaluates the recoverability of a long-lived asset based upon the estimated cash flows estimated to be generated by the related asset. The evaluation is performed at the lowest level for which there are identifiable, independent cashflows.

  Accounting For Start-Up Costs

     Expenditures directly related to and incurred during the start-up phase of the Company's new manufacturing facilities are deferred and amortized over future periods. Upon conclusion of the start-up period, these costs are amortized on a straight-line basis over periods of no more than five years. Recoverability of these costs is assessed on an ongoing basis and write-downs to net realizable values are recorded as necessary. At December 31, 1998 and 1997, start-up costs of $48,980 and $18,473, respectively, were reported as other assets. See Recent Pronouncements.

  Recent Pronouncements

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on when costs related to software developed or obtained for internal use should be capitalized or expensed. The SOP is effective for transactions entered into for fiscal years beginning after December 15, 1998. The Company has reviewed the provisions of the SOP and does not believe adoption of this standard will have a material effect on the Company's results of operations, financial position or cash flows.

     In April 1998, the Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". The SOP is effective for the Company's fiscal year ended December 31, 1999 and will require the effect of adoption be reported as a cumulative effect of change in accounting principle. Upon adoption of the SOP, the Company expects to record a charge against earnings. At December 31, 1998, start-up costs of $48,980 were reported as other assets, and, accordingly, the Company expects to charge this amount to income as the cumulative effect of a change in accounting principle in its financial statements for the three month period ended March 31, 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments, and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS 133 as required for its first quarterly filing of fiscal year 2000.

  Reclassifications

     Certain reclassifications have been made to the 1996 and 1997 amounts to conform to the 1998 presentation. These reclassifications did not change the previously reported net income or the total assets of the Company.

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

NOTE 2 -- ACQUISITIONS

  Acquisition of Temic

     On March 1, 1998 the Company acquired the integrated circuit business of Temic Telefunken Microelectronic (Temic) of Heilbronn, Germany, a wholly owned subsidiary of Vishay Intertechnology, Inc for $99,250 cash. The acquisition of Temic included its wholly owned subsidiary, MHS based in Nantes, France.

     Temic designs, manufactures and sells analog, microcontroller and ASIC products that service the automotive, telecommunications, consumer and industrial markets.

     The fair value of the assets acquired exceeded the purchase price by approximately $131,000. As a result the fair value of the long term assets acquired were reduced. The following is a summary of the allocation of the purchase price.

Purchase price.............................................  $99,250
                                                             =======
Purchased technology.......................................   19,661
Work force in place........................................    3,681
In-process technology......................................   23,425
Other assets, net of assumed liabilities...................   52,483
                                                             -------
                                                             $99,250
                                                             =======

     The Company is amortizing purchased technology and work force in place over five years. In-process technology was charged to operations upon acquisition. At December 31, 1998, purchased technology and work force in place, net of accumulated amortization of $1,966 and $368, respectively, amounted to $17,695 and $3,313, respectively.

     The amount allocated to in-process technology represents purchased in-process technology for three projects that have not yet reached technological feasibility and have no alternative future use. The value of these projects was determined by estimating the net cash flows from the sale of the products resulting from the completion of the projects reduced to the percentage of completion of the project. Net cash flows were then discounted back to their present value.

     The nature of the efforts to develop the purchased in-process technology into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements. The Company expects to incur between $10.0 and $20.0 million per year in development costs. If the development is successful, this technology will allow wireless communication devices to communicate at higher frequencies and at a lower cost than is currently available with other technologies. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase.

     The Company anticipates the development will be completed and benefits will begin in the 2000-2001 time frame. The resulting net cash flows from such products were based on the Company's estimates of revenue, cost of sales, research and development costs, sales and marketing costs, income taxes, percentage completion and weighted average rate of return of such projects.

     The estimated revenue includes average compounded annual revenue growth rates for the projects from 1998 to 2003, and declining growth rates thereafter through 2005. The Company based these projections on estimates of market size and growth, expected trends in technology and the nature and expected timing of new product introductions. Estimated cost of sales was consistent with the Company's current cost of sales and future expectations for cost of sales. Sales and marketing costs were expected to be consistent with that of the Company's average costs in these areas. Maintenance research and development costs as a percentage of

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

estimate revenue were expected to be higher than the Company's average costs in the introduction and early phases of product sales and then decline to the Company's average costs. This research and development cost pattern is consistent with the Company's historical experience through product life cycles. Estimated income taxes were consistent with the Company's anticipated tax rate for the foreseeable future. Estimated percentage completion was based on the cost of research development to date compared to estimated total expenditure to complete the project. The discount rate used was based on the Company's required risk adjusted weighted average rate of return. The Company currently believes the aggregate net cash flows originally anticipated at acquisition will be realized and that there has been no material change in the expected return on investment related to these products. However, the Company cannot guarantee that it will realize revenue from these products in the amounts estimated and actual revenue realized from these products may be significantly lower than expected in the future.

     Included within assets, net of assumed liabilities, is an accrual for $6,800 for the cost of terminating certain employees at Temic's MHS subsidiary. At the acquisition date, Atmel management had assessed the need to terminate employees at MHS. Subsequent to the acquisition, Atmel management finalized its plan to terminate 120 employees representing all departments except the information systems and product design departments. At December 31, 1998, 82 employees had been terminated and 38 employees remained to be terminated. $3,700 has been charged against the reserve and $3,100 is remaining in the accrual. The Company believes that the remaining accrual will be sufficient to cover the remaining termination costs and that planned terminations will be completed and all costs incurred by March 1999.

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of periods presented and do not purport to be indicative of what would have occurred had the acquisition been made as of the date or of results which my occur in the future.

                                              YEARS ENDED DECEMBER 31,
                                              ------------------------
                                                 1998          1997
                                              ----------    ----------
                                                    (UNAUDITED)
Net revenues................................  $1,154,201    $1,227,596
Net loss....................................     (35,123)      (19,011)
Diluted net income (loss) per share.........  $    (0.35)   $    (0.19)

  Acquisition of DCT

     In June 1998, the Company acquired all of the remaining outstanding common and preferred stock of DCT for $1,151 cash and 207,966 shares of Atmel common stock. Certain of the selling shareholders of DCT were officers and family of officers of Atmel who participated in the transaction on the same terms as other selling shareholders. Atmel previously owned less than 20 percent of the preferred stock of DCT and recorded the investment at cost. DCT is engaged in the design, production and marketing of data communication products. The excess of the purchase price over the acquired assets amounted to $5,084 and was allocated to goodwill. Goodwill is being amortized its useful life. At December 31, 1998, goodwill, net of accumulated amortization, amounted to $2,838. The revenue and net income of DCT is not material to the results of Atmel for the years ended December 31, 1998 and 1997 and, accordingly, no pro forma results have been presented.

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

NOTE 3 -- BALANCE SHEET DETAIL

     Other current assets consist of the following:

                                                     DECEMBER 31,
                                                -----------------------
                                                   1998         1997
                                                ----------   ----------
Income tax receivable.......................    $       --   $   48,000
Deferred income taxes.......................        29,921       53,051
VAT receivable..............................        10,702       10,222
Other.......................................        34,344        8,085
                                                ----------   ----------
          TOTAL.............................    $   74,967   $  119,358
                                                ==========   ==========

     Other assets consist of the following:

                                                     DECEMBER 31,
                                                -----------------------
                                                   1998         1997
                                                ----------   ----------
Capitalized start-up costs..................    $   48,980   $   18,473
Developed technology related to Temic.......        17,695           --
Prepaid royalty.............................        11,400           --
Other.......................................        29,145       23,865
                                                ----------   ----------
          TOTAL.............................    $  107,220   $   42,338
                                                ==========   ==========

     Accrued liabilities and other consist of the following:

                                                     DECEMBER 31,
                                                -----------------------
                                                   1998         1997
                                                ----------   ----------
Accrued returns, royalties and licenses.....    $   29,451   $   35,707
Accrued salaries, benefits and other........        35,852       21,549
Federal, state, local and foreign taxes.....        27,650       36,564
                                                ----------   ----------
          TOTAL.............................    $   92,953   $   93,820
                                                ==========   ==========

     The Company has entered into a number of technology license agreements with unrelated third parties. Generally, the agreements require a one-time or annual license fee. In addition, the Company may be required to pay a royalty on sales of certain products that are derived under these licensing arrangements. The royalty expense is accrued in the period in which the revenues incorporating the technology are recognized.

NOTE 4 -- FIXED ASSETS

                                                     DECEMBER 31,
                                                -----------------------
                                                   1998         1997
                                                ----------   ----------
Land........................................    $   14,591   $   14,591
Buildings and improvements..................       416,460      372,976
Machinery and equipment.....................       941,316      918,315
Furniture and fixtures......................        15,622        9,991
Construction in progress....................        20,902       24,688
                                                ----------   ----------
                                                 1,408,891    1,340,561
Less accumulated depreciation and
  amortization..............................      (444,765)    (354,612)
                                                ----------   ----------
          TOTAL.............................    $  964,126   $  985,949
                                                ==========   ==========

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

     Fixed assets include machinery and equipment acquired under capital leases of $547,838 and $444,747 at December 31, 1998 and 1997, respectively, related accumulated amortization amounted to $281,723 and $160,732, respectively.

     Depreciation expense was $190,882, $153,873 and $102,752, in 1998, 1997 and
1996, respectively.

     In June 1998, the Company announced a restructuring program which included the write-down of certain manufacturing equipment and machinery with older process technology in its Colorado facility. The program is primarily aimed at focusing the Company's business processes, attaining cost efficiencies and increasing manufacturing flexibility.

     As part of the plan, the Company announced a worldwide workforce reduction of approximately 600 people, through early retirement, terminations and attrition in the second half of 1998 and provided $1,300 for severance costs. As of December 31, 1998, approximately 250 employees had received severance benefits totaling $1,300 under this program. The rest of the Company's objective was met primarily through attrition.

     As the Company continued to move toward production with 0.35-micron technology, the Company recognized an impairment charge of $65,000 relating to manufacturing equipment with 0.65-micron and 0.5-micron technologies. The decision to accelerate implementation of 0.35-micron technology was prompted by the continued price erosion of the Company's Flash memory products, and weakening business conditions for its EPROM products have further negatively affected the Company's gross margin. In making its decision, the Company examined the relationship between the costs of fixed assets in its Colorado manufacturing facility and the projected revenues produced from these assets during the next three years, and concluded that the gross margin of its products would decline rapidly based upon the continued price erosion and maturity of its products. Accordingly, the Company decided to move toward more advanced manufacturing processes using 0.35-micron technology in its Colorado facility, in an effort to obtain additional revenue per wafer. However, due to the current depressed state of the average selling prices for semiconductor memory products, even the additional output per wafer does not provide a positive gross margin at the existing fixed cost structure.

     The Company recognized the impairment charge when the future undiscounted cash flows of each asset were estimated to be insufficient to recover its related carrying value. The Company measured impairment at the plant level which is the lowest level from which there are identifiable, independent cash flows. At such time, the carrying values of these assets were written down to the Company's estimates of fair value and will continue to be depreciated over their remaining useful lives. Fair value was based on sales of similar assets or other estimates of fair value, such as estimated future cash flows. The Company does not anticipate significant proceeds from disposal. None of the assets affected by this action are currently held for sale.

     In December 1997, the Company recognized an impairment charge of $43,000 relating to the impairment of machinery and equipment from its old manufacturing facility (Fab 6) located in Rousset, France. The impairment charge was due to the projected inability of this old fabrication plant to produce product at costs acceptable in today's market and the need to consolidate manufacturing in one location in Rousset, France to take advantage of new technologies in the Company's new manufacturing facility (Fab 7). The Company recognized the impairment charge when the future undiscounted cash flows of each asset were estimated to be insufficient to recover its related carrying value. At such time, the carrying values of these assets were written down to the Company's estimates of fair value. Fair value was based on sales of similar assets or other estimates of fair value, such as estimated future cash flows. The expense was reported as a non-recurring charge in the income statement.

     The Company originally estimated that the proceeds from the eventual disposal of these assets would not be significant. During the year, the Company continued to use these assets at approximately 50 percent of capacity until manufacturing operations at Fab 6 were ceased. During November and December 1998, the

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

Company sought to dispose of the equipment and received offers to purchase certain equipment in Fab 6. Accordingly, these assets, which have a net book value of zero, have been classified as assets held for sale. See Subsequent Events under Note 13.

NOTE 5 -- SHORT-TERM INVESTMENTS

     All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within shareholders' equity. Realized gains and losses are recorded based on the specific identification method. For fiscal years 1998, 1997 and 1996, gross realized gains and losses were $90, $69 and $9, respectively. The carrying amount of the Company's investments is shown in the table below:

                                                             DECEMBER 31,
                                           -------------------------------------------------
                                                    1998                      1997
                                           -----------------------   -----------------------
                                             COST     MARKET VALUE     COST     MARKET VALUE
                                           --------   ------------   --------   ------------
Investments
  U.S. Government obligations............  $101,838     $ 94,799     $123,516     $122,741
  State and municipal securities.........    53,124       60,727       30,962       30,768
  Other..................................     7,345        6,318        5,283        5,249
                                           --------     --------     --------     --------
                                            162,307      161,844      159,761      158,758
Allowance for unrealized losses..........      (463)          --       (1,003)          --
                                           --------     --------     --------     --------
          TOTAL..........................  $161,844     $161,844     $158,758     $158,758
                                           ========     ========     ========     ========

     At December 31, 1998, investments with scheduled maturities within one year were $48,850 and for one to three years were $112,994. At December 31, 1997, investments with scheduled maturities within one year were $63,222 and for one year to three years were $95,536. The Company has classified all investments as short term since it has the intent and ability to redeem them within the year.

NOTE 6 -- BORROWING ARRANGEMENTS

     Information with respect to the Company's debt obligations is shown below:

                                                     DECEMBER 31,
                                                 --------------------
                                                   1998        1997
                                                 --------    --------
Various non-interest-bearing notes.............  $ 15,679    $  6,078
Various interest-bearing notes.................   127,117      89,398
Convertible notes..............................   265,004     150,000
Capital lease obligations......................   445,264     393,435
                                                 --------    --------
                                                  853,064     638,911
Less amount due within one year................   (81,995)    (67,522)
                                                 --------    --------
LONG-TERM DEBT DUE AFTER ONE YEAR..............  $771,069    $571,389
                                                 ========    ========

     The non-interest-bearing notes are due in varying amounts through the year 2015 and have been discounted between 7.0 percent and 8.0 percent. The interest-bearing notes bear interest at rates between 2.6 percent and 6.4 percent and include loans where interest rates are based on the London Inter-Bank Official Rate and the short-term French PIBOR. A Japanese currency loan has been recorded net of realized foreign currency gains of $671 and $4,349 at December 31, 1998 and 1997, respectively. A French currency loan has been recorded net of realized foreign currency loss of $1,928 at December 31, 1998.

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

     The $150,000 convertible notes bear interest at the rate of 3.25 percent per annum to June 1, 2000, and thereafter, at the rate of 8.25 percent per annum. Interest on the notes is payable on June 1 and December 1 of each year, commencing December 1, 1997. The notes will mature on June 1, 2002. The notes are convertible into common stock of the Company at the conversion price of $35.50 per share. The Company accrues interest based on the effective rate of
5.75 percent.

     In April 1998, the Company completed a zero coupon convertible debt financing, which raised $115,004. The debt is convertible, at the option of the holder, into the Company's common stock at the rate of 13.983 shares per $1,000 principal amount at maturity of the debt. The effective interest rate of the debt is 5.5 percent per annum. The debt is not redeemable by the Company prior to April 21, 2003. Thereafter, the debt will be redeemable for cash, at the option of the Company in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. In addition, the debt is redeemable at the option of the holder as of April 21, 2003, 2008 and 2013, at prices equal to the issue price plus accrued interest. The Company may, at its option, elect to redeem the debt for cash or common stock of the Company, or any combination thereof.

     The Company leases certain manufacturing equipment under capital leases with average annual interest rates of 6.5 percent and 6.0 percent for 1998 and 1997, respectively. The obligations are recorded net of $123,523, which represents future interest at December 31, 1998.

     Future payments of long-term debt and capital leases are as follows:

                                     1999     2000      2001     2002      2003     THEREAFTER
                                    ------   -------   ------   -------   -------   ----------
Notes payable and convertible
  notes...........................  36,087    42,810   26,281   173,169   119,869      9,584
Capital leases....................  45,908   111,490   69,311    54,270    60,632    103,653

     The carrying amount of the Company's long-term debt instruments (excluding capital leases) approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at December 31, 1998.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options of two to four years. The Company also leases certain manufacturing equipment under operating leases expiring at various dates through 2006. Rental expense for 1998, 1997 and 1996 was $7,996, $7,586 and $7,402,
respectively. Rental payments over the term of these leases are as follows:

 1999    2000     2001    2002   2003
------  ------   ------   ----   ----
$7,745  $6,950   $4,674   $897   $645

     The Company is involved in certain patent related legal matters in the ordinary course of business. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements. The amount or range of possible loss, if any, is not reasonably subject to estimation.

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

NOTE 8 -- TAXES ON INCOME

     The provision (benefit) for income taxes consists of the following:

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    ------    --------
Federal
  Current.....................................  $(1,651)   $2,196    $ 92,632
  Deferred....................................   (5,475)    6,900      (6,618)
State
  Current.....................................       --       628      10,458
  Deferred....................................   (4,217)   (7,524)       (161)
Foreign
  Current.....................................   10,450     2,000       2,209
  Deferred....................................       --        --       8,911
                                                -------    ------    --------
          TOTAL INCOME TAX....................  $  (893)   $4,200    $107,431
                                                =======    ======    ========

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

     Current deferred income tax assets included in deferred income taxes and other current assets at December 31, 1998 and 1997 were $74,191 and $68,591, respectively. The components of the net deferred income tax assets are set forth below:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
DEFERRED INCOME TAX ASSETS
Allowance for doubtful accounts........................     3,382       6,633
Allowance for sales returns............................       738       1,490
Capital loss carryforward..............................        --       1,733
Deferred income on shipments to distributors...........     6,752       5,474
Inventory valuation....................................     5,942       2,999
Net operating loss.....................................    27,868      15,410
Research and development and other tax credits.........     8,231       4,237
Reserve for recurring charges..........................     2,029       3,831
Reserve for restructuring charges......................    10,835      18,877
Reserve for royalty....................................     1,461       6,240
Reserve for employee benefits..........................     1,196       1,517
Intangible assets and other............................     5,470          --
Other..................................................       287         150
                                                         --------    --------
       Total deferred income tax assets................    74,191      68,591
Less valuation allowance...............................   (26,774)    (15,540)
                                                         --------    --------
Net deferred income tax assets.........................    47,417      53,051
DEFERRED INCOME TAX LIABILITIES
Fixed assets...........................................    (3,044)    (34,499)
State taxes............................................    (3,910)         --
Deferred grant income..................................   (13,946)         --
                                                         --------    --------
       Total deferred tax liabilities..................   (20,900)    (34,499)
                                                         --------    --------
          TOTAL NET DEFERRED INCOME TAX ASSETS.........  $ 26,517    $ 18,552
                                                         ========    ========
Net short-term deferred tax asset (liability)..........    29,921      53,051
Net long-term deferred tax asset (liability)...........    (3,404)    (34,499)
                                                         --------    --------
          TOTAL NET DEFERRED INCOME TAX ASSETS.........  $ 26,517    $ 18,552
                                                         ========    ========

     For the year ended December 31, 1998, the valuation allowance was increased to $26,774. The change in the valuation allowance from December 31, 1997 of $11,234 resulted from deferred tax assets arising from the acquisition of Temic, the realization of which is uncertain.

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

     The Company's effective tax rate (benefit) differs from the United States federal statutory income tax rate as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998        1997       1996
                                                ------      ------      -----
U. S. federal statutory income tax rate.......  (35.00)%     35.00%     35.00%
Foreign operations............................   14.97      (85.10)      0.20
In-process research and development...........   20.24        0.00       0.00
State taxes, net of federal income tax
  benefit.....................................   (5.38)     (35.20)      2.20
Research and development credits..............    0.00      (61.80)     (0.50)
Benefit of foreign sales corporation..........    0.00        0.00      (2.90)
Change in valuation allowance.................    0.00      240.00       0.00
Tax exempt income.............................   (1.29)     (24.50)     (0.70)
Other, net....................................    4.71        1.60       1.50
                                                ------      ------      -----
EFFECTIVE TAX RATE (BENEFIT)..................   (1.75)%     70.00%     34.80%
                                                ======      ======      =====

     At December 31, 1998, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $11,000 and $15,000, respectively. The federal net operating loss expires in year 2013 and the state net operating losses expire in different years between years 2003 and 2013.

     Income before income taxes included income (loss) from foreign subsidiaries of $(7,676), $(13,899) and $22,724 in 1998, 1997 and 1996, respectively.

     The Company's U.S. income tax returns for the years 1993 through 1995 are presently under examination by the Internal Revenue Service. Final proposed adjustments have not yet been received for these years. The Company believes the ultimate outcome of the IRS audit will not have a material adverse impact on the Company's financial position or results.

NOTE 9 -- EMPLOYEE OPTION AND STOCK PURCHASE PLANS

     The Company has two stock option plans -- the 1986 Incentive Stock Option Plan (1986 Plan) and the 1996 Stock Option Plan (1996 Plan). The 1986 Plan expired in April 1996. The 1996 Plan, which has reserved 4,000 shares of Common Stock for issuance thereunder, was approved by the shareholders on April 26, 1996. Under the Company's 1996 Plan, the Company may issue common stock directly or grant options to purchase common stock to employees, consultants and directors of the Company. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

     Under the 1991 Employee Stock Purchase Plan, qualified employees are entitled to purchase shares of the Company's common stock at 85 percent of the fair market value at certain specified dates. Of the 5,500 shares authorized to be issued under this plan, 2,575 shares were available for issuance at December 31, 1998.

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

     Activity under the Company's 1986 Plan and 1996 Plan is set forth below:

                                                      OUTSTANDING OPTIONS
                               ------------------------------------------------------------------
                               AVAILABLE                EXERCISE     AGGREGATE   WEIGHTED AVERAGE
                                  FOR      NUMBER OF    PRICE PER    EXERCISE     EXERCISE PRICE
                                 GRANT      OPTIONS       SHARE        PRICE        PER SHARE
                               ---------   ---------   -----------   ---------   ----------------
BALANCES, DECEMBER 31,
  1995.......................      199       5,112      0.75-33.63   $  55,725        $10.90
Options authorized...........    4,000          --              --          --            --
Options granted..............     (576)        576     20.15-36.88      14,555         25.27
Options canceled.............      122        (122)     2.16-36.88      (2,134)        17.49
Options expired..............     (142)         --              --          --            --
Options exercised............       --        (874)     0.75-33.63      (4,606)         5.27
                                ------      ------     -----------   ---------        ------
BALANCES, DECEMBER 31,
  1996.......................    3,603       4,692      0.75-36.88      63,540         13.54
Options granted..............   (1,385)       1385     20.19-42.75      36,204         26.14
Options canceled.............      184        (184)     0.75-33.63      (4,790)        26.03
Options exercised............       --        (733)     4.25-42.75      (6,522)         8.90
                                ------      ------     -----------   ---------        ------
BALANCES, DECEMBER 31,
  1997.......................    2,402       5,160      0.75-42.75      88,432         17.14
Options granted..............   (6,264)      6,264      7.38-19.06      71,562         11.42
Options canceled.............    5,651      (5,651)     7.94-42.75    (110,311)        19.52
Options expired..............     (721)         --              --          --            --
Options exercised............       --        (528)     2.13-17.25      (2,624)         4.97
                                ------      ------     -----------   ---------        ------
BALANCES, DECEMBER 31,
  1998.......................    1,068       5,245      0.75-36.88   $  47,059        $ 8.97
                                ======      ======     ===========   =========        ======

     The weighted average fair value of options granted during 1998, 1997 and 1996 was $11.39, $26.14 and $25.27 per share, respectively. The number of shares exercisable under the Company's stock option plans at December 31, 1998, 1997 and 1996 were 1,406, 2,734 and 2,463, respectively.

     The Company's Board of Directors approved option repricing programs effective January 14, 1998 and October 9, 1998. Under the repricing program, current U.S. employees (other than certain insiders) holding outstanding options with exercise prices above $17.00 and $7.94 per share, respectively, could elect to amend such options to change the exercise price to $17.00 and $7.94 per share, the fair market value on the effective date. Accordingly, outstanding options held by employees electing to participate in the program were amended to change the exercise price to $17.00 and $7.94 per share. All other terms of such options remained unchanged, except that the repriced options are not exercisable for a period of one year after the effective date of the repricing. If an employee voluntarily terminates his or her employment prior to the end of the one-year non-exercise period, the amended options will be forfeited and the unexercised shares returned to the 1996 Plan.

     The following table summarizes the stock options outstanding at December 31, 1998:

                                      OPTIONS OUTSTANDING
                       -------------------------------------------------        OPTIONS EXERCISABLE
                                     WEIGHTED AVERAGE                      ------------------------------
  RANGE OF EXERCISE      NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
       PRICES          OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
  -----------------    -----------   ----------------   ----------------   -----------   ----------------
$ 0.75 -  7.38.......       816         4.3 years            $3.90              760           $ 3.64
  7.94 -  7.94.......     3,525               7.7             7.94                8             7.94
  8.13 - 36.19.......       886               6.7            17.19              626            15.94
 36.88 - 36.88.......        18               7.4            36.88               12            36.88
                          -----                                               -----
$ 0.75 - 36.88.......     5,245               7.0             8.97            1,406             9.42
                          =====                                               =====

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation. Accordingly, no compensation cost has been recognized for the 1986 Plan and 1996 Plan. If the compensation cost for the 1986 Plan and 1996 Plan had been determined based on the fair value at the grant date for options granted in 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share for 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                                         1998         1997          1996
                                                       --------      -------      --------
Net income (loss) -- as reported.....................  $(50,038)     $ 1,801      $201,722
Net income (loss) -- pro forma.......................  $(59,447)     $(1,197)     $196,641
Basic net income (loss) per share -- as reported.....  $  (0.50)     $  0.02      $   2.06
Basic net income (loss) per share -- pro forma.......  $  (0.60)     $ (0.01)     $   2.01
Diluted net income (loss) per share -- as reported...  $  (0.50)     $  0.02      $   2.00
Diluted net income (loss) per share -- pro forma.....  $  (0.60)     $ (0.01)     $   1.95

     The fair value of each option grant for both 1986 Plan and 1996 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                          1998          1997           1996
                                                       ----------   ------------   ------------
Risk-free interest...................................     5.3%       5.7%-6.9%      5.1%-6.8%
Expected life after vesting (years)..................  0.37-0.75     0.38-1.12      0.95-1.56
Expected volatility..................................     55%       51.0%-55.0%    38.0%-40.0%
Expected dividend....................................      $0            $0             $0

     The weighted average expected life was calculated based on the period from the vesting date to the exercise date and the exercise behavior of the employees.

NOTE 10 -- RETIREMENT PLAN

     The Company maintains a 401(k) Tax Deferred Savings Plan (Plan) for the benefit of qualified employees. In fiscal year 1996, the Company began matching each eligible employee's contribution with up to a maximum of five hundred dollars. The matching contribution made by the Company was $804 and $713 for 1998 and 1997, respectively.

NOTE 11 -- OPERATING SEGMENTS

     Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports. It also establishes standards for related disclosures about products, geographic areas and major customers. The Company has four reportable segments, each of which require different design, development and marketing resources to produce and sell semiconductor integrated circuits: Nonvolatile Memories, Temic, ASICs and Logic. The Nonvolatile Memories segment designs, develops and markets erasable programmable read-only memories (EPROMs), electrically erasable programmable read-only memories (EEPROMs), and Flash memories for a marketplace characterized by standardized products and commodity pricing. The Temic segment is a wholly owned European subsidiary producing analog, microcontroller and specialty products to service the automotive, telecommunications, consumer and industrial markets. Although some of its products overlap with one or more of the other segments, the Temic segment is managed as a discrete business with its own design, development, manufacturing and marketing resources.

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

The ASIC segment designs, develops and markets semicustom gate arrays and cell-based integrated circuits as well as full custom application-specific integrated circuits to meet specialized customer requirements for high performance devices in a broad variety of customer-specific applications. The Logic segment designs, develops and markets microcontrollers, erasable programmable logic devices (EPLDs), and field programmable gate arrays (FPGAs) for sale to customers who use them in products for telecommunications, computers, networking, image processing, industrial and military applications, and avionics.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from operations before interest, nonrecurring gains and losses, foreign exchange gains and losses, and income taxes.

     The Company's six inch wafer manufacturing facility in Colorado Springs, Colorado and its eight inch wafer manufacturing facility in Rousset, France are manufacturing cost centers serving the non-Temic segments. These facilities' operating costs are reflected in the segments' cost of sales on the basis of product standard costs. Because operating segments are defined by the products they design and sell, they do not make sales to each other. Other than Temic, whose assets are separately identifiable, the Company does not report assets, or track expenditures on long-lived assets by operating segment.Three of the Company's reportable segments are groupings of product families each of which requires different design, development, selling and distribution capabilities. The Temic segment is also managed separately as a discrete business unit with its own design, development, manufacturing and marketing resources.

  Information about segments:

                                           NONVOLATILE                                       ALL
                                            MEMORIES      TEMIC       ASIC      LOGIC       OTHER        TOTAL
                                           -----------   --------   --------   --------   ----------   ----------
YEAR ENDED DECEMBER 31, 1998
Net revenue from external customers......   $493,662     $238,431   $278,467   $100,532   $       --   $1,111,092
Depreciation and amortization............         --       14,887         --         --      184,681      199,568
Segment operating income.................     43,486        4,905     19,749     13,327           --       81,467
Segment assets...........................         --      133,777         --         --    1,828,960    1,962,737
Expenditures for long lived assets.......         --       14,802         --         --      172,926      187,728
YEAR ENDED DECEMBER 31, 1997
Net revenue from external customers......   $659,485     $     --   $212,153   $ 86,644   $       --   $  958,282
Depreciation and amortization............         --           --         --         --      158,382      158,382
Segment operating income (loss)..........    122,874           --     (6,826)    18,401           --      134,449
Segment assets...........................         --           --         --         --    1,822,040    1,822,040
Expenditures for long lived assets.......         --           --         --         --      312,066      312,066
YEAR ENDED DECEMBER 31, 1996
Net revenue from external customers......   $807,496     $     --   $199,743   $ 63,049   $       --   $1,070,288
Depreciation and amortization............         --           --         --         --      110,988      110,988
Segment operating income.................    281,691           --     29,773      9,766           --      321,230
Segment assets...........................         --           --         --         --    1,455,914    1,455,914
Expenditures for long lived assets.......         --           --         --         --      511,019      511,019

     Temic was acquired on March 1, 1998. Accordingly, no comparative segment information is disclosed and segment operating results for Temic reflect the period from acquisition to December 31, 1998.

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

  Reconciliations of segment information to financial statements:

                                            1998          1997          1996
                                         ----------    ----------    ----------
Net revenues
Total external revenues for reportable
  segments.............................  $1,111,092    $  958,282    $1,070,288
Other revenues.........................          --            --            --
                                         ----------    ----------    ----------
          Total consolidated revenue...  $1,111,092    $  958,282    $1,070,288
                                         ==========    ==========    ==========
Operating income (loss)
Total income for reportable segments...  $   81,467    $  134,449    $  321,230
Unallocated amounts:
  Corporate R&D........................     (11,200)       (8,850)       (5,179)
  Nonrecurring charges.................     (66,300)      (43,000)           --
  Corporate expenses...................     (23,624)      (57,550)      (10,579)
                                         ----------    ----------    ----------
  Consolidated income (loss) before
     interest and income taxes.........  $  (19,657)   $   25,049    $  305,472
                                         ==========    ==========    ==========
Assets
Total assets for reportable segments...  $  133,777    $       --    $       --
Other unallocated amounts..............   1,828,960     1,822,040     1,455,914
                                         ----------    ----------    ----------
          Consolidated total assets....  $1,962,737    $1,822,040    $1,455,914
                                         ==========    ==========    ==========

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

  Geographic Information

                                                                     LONG-LIVED
                                                        REVENUES       ASSETS
                                                       ----------    ----------
1998
  United States......................................  $  387,783     $572,520
  Germany............................................     111,248       65,890
  France.............................................      51,972      323,733
  Japan..............................................      89,344           --
  Rest of Asia.......................................     270,646           --
  Rest of Europe.....................................     145,749           --
  Rest of World......................................      54,350        1,983
                                                       ----------     --------
          Total......................................  $1,111,092     $964,126
                                                       ==========     ========
1997
  United States......................................  $  381,433     $690,875
  Germany............................................      30,949           --
  Japan..............................................     110,971           --
  France.............................................      28,121      294,410
  Rest of Asia.......................................     270,660           --
  Rest of Europe.....................................      94,664           --
  Rest of World......................................      41,484          664
                                                       ----------     --------
          Total......................................  $  958,282     $985,949
                                                       ==========     ========
1996
  United States......................................  $  374,518     $663,159
  Germany............................................      46,943           --
  Japan..............................................     196,494           --
  France.............................................      31,266      203,850
  Rest of Asia.......................................     236,748           --
  Rest of Europe.....................................     157,328           --
  Rest of World......................................      26,991          414
                                                       ----------     --------
          Total......................................  $1,070,288     $867,423
                                                       ==========     ========

     Revenues are attributed to countries based on delivery locations.

     One customer accounted for $156,036, $120,744 and $128,435 in 1998, 1997 and 1996, respectively.

NOTE 12 -- SHAREHOLDER RIGHTS PLAN

     In September 1998, the Board of Directors approved a shareholder rights plan under which shareholders of record on September 16, 1998 received rights to purchase ("Rights") one-thousandth of a share of the Company's Series A preferred stock for each outstanding share of the Company's common stock at an exercise price of $75, subject to adjustment. The Rights will separate from the common stock and Rights certificates will be issued and the Rights will become exercisable upon the earlier of: (i) fifteen (15) days (or such later date as may be determined by a majority of the Board of Directors) following a public announcement that a person or group of affiliated associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the Company's outstanding common stock, or (ii) fifteen (15) business days following the commencement of, or announcement of an intention to make, a

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20 percent or more of the outstanding common stock of the Company. The Rights expire on the earlier of (i) September 4, 2008, (ii) redemption or exchange of the Rights, or (iii) consummation of a merger, consolidation or assets sale resulting in expiration of the Rights.

NOTE 13 -- SUBSEQUENT EVENTS (UNAUDITED)

     In January 1999, the Company completed the sale of certain items of plant and equipment located at Fab 6 in Rousset, France for $17,691. The assets sold had been written down as the result of an impairment charge in the fourth quarter of 1997. The Company expects to recognize a gain in the first quarter of 1999 of $17,324 in connection with this transaction.

     In January 1999, Atmel announced that it signed a non-binding memorandum of understanding to acquire the Smart Information Transfer (SIT) business of the Semiconductor Products Sector of Motorola, Inc. Under the terms of the memorandum of understanding, Atmel intends to purchase substantially all of the assets of the SIT business and assume certain associated contractual liabilities. The closing is expected to occur at the end of March 1999 and is expected to be non-dilutive to Atmel's earnings in 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS

January 21, 1999

To the Board of Directors and
Shareholders of Atmel Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Atmel Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

     Our report on the consolidated financial statements of Atmel Corporation and subsidiaries has been included in this Form 10-K on page 53. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index on page 26 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly the information required to be included therein.

/s/ PricewaterhouseCoopers L.L.P.

San Jose, California
January 22, 1999

                                                                     SCHEDULE II

                               ATMEL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
          FOR THE FISCAL YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                        BALANCE AT                                                BALANCE AT
                                       BEGINNING OF     CHARGED      CREDITED                       END OF
             DESCRIPTION                  PERIOD      TO EXPENSES   TO EXPENSES   DEDUCTIONS        PERIOD
             -----------               ------------   -----------   -----------   ----------      ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  RECEIVABLE:
Fiscal year ended 1996...............    $12,700        $19,425      $ (1,211)     $ (2,641)(1)    $28,273
Fiscal year ended 1997...............     28,273         52,387            --       (56,037)(1)     24,623
Fiscal year ended 1998...............    $24,623        $26,642      $ (1,498)     $(15,157)(1)    $34,610
SALES RETURN AND ALLOWANCES:
Fiscal year ended 1996...............    $13,835        $ 9,190      $(12,423)     $    (51)       $10,551
Fiscal year ended 1997...............     10,551          8,509       (14,541)          (95)         4,424
Fiscal year ended 1998...............    $ 4,424        $13,967      $ (4,301)     $     --        $14,090
ALLOWANCE FOR INVENTORY OBSOLESCENCE:
Fiscal year ended 1996...............    $ 4,246        $ 1,177      $     --      $     --        $ 5,423
Fiscal year ended 1997...............      5,423         54,552            --       (54,490)         5,485
Fiscal year ended 1998...............    $ 5,485        $22,070      $ (3,616)     $     --        $23,939

---------------
(1) Represents the write-off of specific accounts receivable balances.

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                             DESCRIPTION
--------                            -----------
 3.1(3)     Articles of Incorporation of Registrant, as amended to date.
 3.2(1)     Bylaws of Registrant.
 3.3(6)     Certificate of Determination of Rights, Preferences and
            Privileges of Series A Preferred Stock (included in Exhibit
            4.1).
 4.1(6)     Preferred Shares Rights Agreement dated as of September 4,
            1998, between Atmel Corporation and BankBoston, N.A.,
            including the Certificate of Determination, the form of
            Rights Certificate and the Summary of Rights.
10.1(1)+    1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements thereunder.
10.2(1)+    1991 Employee Stock Purchase Plan, as amended.
10.3(3)     Credit Agreement dated April 20, 1995, between Wells Fargo
            Bank and Registrant.
10.4(1)     Form of Indemnification Agreement between Registrant and its officers and directors.
10.5(2)     Consulting Agreement by and between Norman Hall and
            Registrant dated March 1, 1990.
10.6(4)     1996 Stock Plan, as amended and forms of agreements
            thereunder.
10.7(5)     Indenture, dated as of May 17, 1997, by and among Atmel
            S.A., Atmel Corporation and State Street Bank and Trust
            Company of California, N.A., as trustee thereunder.
10.8(5)     Registration Rights Agreement, dated as of May 15, 1997, by and among Atmel Corporation and Deutsche Morgan Grenfell
            Inc., Alex. Brown & Sons, Incorporated, BNP plc, Credit
            Lyonnais Securities, Smith Barney Inc. and Societe Generale
            Securities Corp.
10.9(7)     Indenture, dated as of April 21, 1998, by and between the
            Company and State Street Bank and Trust Company of
            California, N.A., as trustee thereunder (including the form of debenture).
10.10(7)    Registration Rights Agreement dated as of April 21, 1998, by and between the Company and Morgan Stanley & Co.
            Incorporated.
13.1        Registrant's Annual Report to Shareholders for the fiscal
            year ended December 31, 1997 (except for the portions of the
            1997 Annual Report to the Shareholders expressly
            incorporated by reference in the Report on Form 10-K, the
            1997 Annual Report to Shareholders is furnished for the
            information of the Securities and Exchange Commission and is not to be deemed "filed").
21.1        Subsidiaries of Registrant.
23.1        Consent of Independent Accountants.
24.1        Power of Attorney (included on the signature pages hereof).
27.1        Financial Data Schedule.

---------------
(1) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991.

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

(4) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (File No. 333-15823) filed on November 8, 1996.

(5) Incorporated by reference to exhibits to the Company's Report on Form 8-K (File No. 000-19032) filed on June 4, 1997.

(6) Incorporated by reference to exhibits to the Company's Registration Statement on Form 8-A (No. 000-19032) filed on September 15, 1998.

(7) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-3, as amended (File No. 333-59261), filed on July 16, 1998.

 +  The item listed is a compensatory plan.