Form 10-K405/A
period 1997-12-31
ATMEL CORP
filed 1999-03-30
CIK 872448

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


                         Commission file number: 0-19032

                                ATMEL CORPORATION
             (Exact name of registrant as specified in its charter)

             California                                  77-0051991
             ----------                                  ----------
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

        ASICs. The Company manufactures and markets semicustom gate arrays and cell-based integrated circuits (CBICs), as well as full custom application-specific integrated circuits (ASICs), to meet customer requirements for high performance logic devices in a broad variety of customer-specific applications. These logic devices are designed to achieve highly integrated solutions for particular applications by combining a variety of logic functions on a single chip rather than using a multi-chip solution. In mid-1990, the Company introduced its CMOS gate array product family to satisfy high gate count and high performance requirements, primarily in computer, avionics and military applications. The Company's gate array family consists of devices ranging from 35,000 gates to more than 3,000,000 gates. Each of these gate arrays utilizes logic elements from the Company's 1.0 and 0.5-micron cell libraries and minimizes gate delays to as little as 256 picoseconds. In 1995, through the acquisition of European Silicon Structures (now, Atmel ES2), the Company entered the cell based integrated circuit (CBIC) business, with a range of products that may include standard digital and analog functions, as well as non-volatile memory elements and large pre-designed macro functions all mixed on a single chip. The Company's ASIC products are targeted primarily at customers whose high-end applications require high-speed, high-density or low or mixed-voltage devices. However, Atmel offers special versions of its devices to serve as upgrade and consolidation paths for users of one or more of the Company's EPLDs or competing vendors' complex PLDs or FPGAs.

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

        Microcontrollers. Atmel offers 3 embedded microcontroller architectures targeted at the high volume embedded controller market. The portfolio includes the industry standard 8 bit 80C31 licensed from Intel. The 80C31 family is the highest volume 8 bit microcontroller in the marketplace. The second is the ARM -Thumb 16/32 bit RISC architecture licensed from Advanced Risc Machines. The ARM-Thumb is the defacto standard 16/32 bit embedded microcontroller with over 22 licensees supporting the architecture. The third is the AVR 8 bit RISC microcontroller which is the highest performance machine in its class. The AVR offers 16 bit performance at 8 bit price enabling an entirely new class of consumer devices.

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


ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this Item is incorporated by reference to the section entitled "Financial Risk Management " of the Registrant's 1997 Annual Report to Shareholders.


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

                3.1 (3) Articles of Incorporation of Registrant, as amended to date.

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

                                               ATMEL CORPORATION

November 9, 1998                               By:   /s/  George Perlegos
                                               ---------------------------------
                                               George Perlegos
                                               President and Chief Executive
                                               Officer


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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

         Signature                                 Title                             Date
         ---------                                 -----                             ----
/s/  George Perlegos                 President, Chief Executive                November 9, 1998
----------------------------------   Officer (Principal Executive Officer)
    (George Perlegos)                and Director


/s/  Kris Chellam                    Vice President, Finance and               November 9, 1998
----------------------------------   Administration and Chief Financial
       (Kris Chellam)                Officer (Principal Financial and
                                     Accounting Officer)

/s/     Norm Hall                    Director                                  November 9, 1998
----------------------------------
        (Norm Hall)

/s/  Gust Perlegos                   Director                                  November 9, 1998
----------------------------------
      (Gust Perlegos)

/s/  T. Peter Thomas                 Director                                  November 9, 1998
----------------------------------
    (T. Peter Thomas)

/s/  Tsung-Ching Wu                  Director                                  November 9, 1998
----------------------------------
    (Tsung-Ching Wu)

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



                                            /s/ Coopers & Lybrand L.L.P.







San Jose, California
January 15, 1998

                                   SCHEDULE II

                                ATMEL CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
          FOR THE FISCAL YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)



                            BALANCE AT                                                      BALANCE AT
                            BEGINNING       CHARGED       CREDITED                            END OF
DESCRIPTION                 OF PERIOD     TO EXPENSES    TO EXPENSES       DEDUCTIONS         PERIOD
-----------                 ---------     -----------    -----------       ----------         ------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS RECEIVABLE:
Fiscal year ended 1995       $  5,613       $  8,267       $ (1,180)       $     --           $ 12,700
Fiscal year ended 1996         12,700         19,425         (1,211)         (2,641)(1)         28,273
Fiscal year ended 1997       $ 28,273       $ 52,387       $     --        $(56,037)(1)       $ 24,623



                            BALANCE AT                                                      BALANCE AT
                            BEGINNING       CHARGED       CREDITED                            END OF
DESCRIPTION                 OF PERIOD     TO EXPENSES    TO EXPENSES       DEDUCTIONS         PERIOD
-----------                 ---------     -----------    -----------       ----------         ------
SALES RETURN AND
ALLOWANCES:
Fiscal year ended 1995       $ 13,305       $  2,314       $ (1,784)       $     --           $ 13,835
Fiscal year ended 1996         13,835          9,190        (12,423)            (51)(1)         10,551
Fiscal year ended 1997       $ 10,551       $  8,509       $(14,541)       $    (95)(1)       $  4,424


                            BALANCE AT                                                      BALANCE AT
                            BEGINNING       CHARGED       CREDITED                            END OF
DESCRIPTION                 OF PERIOD     TO EXPENSES    TO EXPENSES       DEDUCTIONS         PERIOD
-----------                 ---------     -----------    -----------       ----------         ------
ALLOWANCE FOR INVENTORY
OBSOLESCENCE:
Fiscal year ended 1995       $  3,338       $    908       $       --       $     --        $  4,246
Fiscal year ended 1996          4,246          1,177               --             --           5,423
Fiscal year ended 1997       $  5,423       $ 54,552       $       --       $(54,490)       $  5,485


(1) Represents write-off of specific accounts receivable balances.

                                INDEX TO EXHIBITS

          Exhibit
          Number                     Description
          ------                     -----------
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