Form 10-Q/A
period 1998-03-31
ATMEL CORP
filed 1999-04-27
CIK 872448

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

                                ATMEL CORPORATION

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1998



                                      INDEX



                                                                                        PAGE
                                                                                        ----
PART I:          FINANCIAL INFORMATION

                 Item 1.   Financial Statements

                           Condensed Consolidated Balance Sheets at March 31, 1998
                           and December 31, 1997                                           1

                           Condensed Consolidated Income Statements for the three
                           months ended March 31, 1998 and March 31, 1997                  2

                           Consolidated Statements of Cash Flows for the three months
                           ended March 31, 1998 and March 31, 1997                         3

                           Consolidated Statements of Comprehensive Income for the
                           three months ended March 31, 1998 and March 31, 1997            4

                           Notes to Condensed Consolidated Financial Statements            5

                 Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                            10

PART II:         OTHER INFORMATION

                 Item 1.   Legal Proceedings                                              15

                 Item 2.   Changes in Securities and Use of Proceeds                      15

                 Item 6.   Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                                16

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                ATMEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                             March 31, 1998  December 31, 1997
                                                             --------------  -----------------
                                                               (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                   $  140,064        $  174,310
   Short-term investments                                          88,879            63,222
   Accounts receivable                                            282,421           216,991
   Inventories                                                    203,552           124,336
   Prepaid taxes and other current assets                          83,809           119,358
                                                               ----------        ----------
        TOTAL CURRENT ASSETS                                      798,725           698,217
Other assets                                                       51,800            42,338
Long-term investments                                              93,766            95,536
Fixed assets, net                                               1,078,461           985,949
                                                               ----------        ----------
        TOTAL ASSETS                                           $2,022,752        $1,822,040
                                                               ==========        ==========
CURRENT LIABILITIES
   Current portion of long-term debt                           $  183,713        $   67,522
   Trade accounts payable and other accrued liabilities           304,593           290,890
   Income taxes payable                                               703                 0
   Deferred income on shipments to distributors                    28,411            25,256
                                                               ----------        ----------
        TOTAL CURRENT LIABILITIES                                 517,420           383,668
Long-term debt less current portion                               629,283           571,389
Deferred income taxes                                              34,499            34,499
                                                               ----------        ----------
        TOTAL LIABILITIES                                       1,181,202           989,556
                                                               ----------        ----------
Put warrants                                                       58,930            46,050
                                                               ----------        ----------

SHAREHOLDERS' EQUITY
   Common stock and other                                         303,696           334,303
   Retained earnings                                              478,924           452,131
                                                               ----------        ----------
        TOTAL SHAREHOLDERS' EQUITY                                782,620           786,434
                                                               ----------        ----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $2,022,752        $1,822,040
                                                               ==========        ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ATMEL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per-share data)
                                   (Unaudited)


                                                                  Three Months Ended
                                                                       March 31,
                                                                 1998            1997
                                                              ---------       ---------
NET REVENUES                                                  $ 260,392       $ 252,946

EXPENSES
   Cost of sales                                                164,192         136,377
   Research and development                                      36,659          29,171
   Selling, general and administrative                           27,826          25,943
                                                              ---------       ---------
       TOTAL EXPENSES                                           228,677         191,491
                                                              ---------       ---------

OPERATING INCOME                                                 31,715          61,455
Interest and other expenses, net                                 (4,443)         (1,858)

INCOME BEFORE TAXES                                              27,272          59,597
Income tax provision                                                479          20,859
                                                              ---------       ---------

NET INCOME                                                    $  26,793       $  38,738
                                                              =========       =========
BASIC NET INCOME  PER SHARE                                   $    0.27       $    0.39
                                                              =========       =========
DILUTED NET INCOME PER SHARE                                  $    0.27       $    0.38
                                                              =========       =========
SHARES USED IN BASIC NET INCOME PER SHARE CALCULATIONS           99,127          99,038
                                                              =========       =========

SHARES USED IN DILUTED NET INCOME PER SHARE CALCULATIONS        100,122         101,505
                                                              =========       =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                ATMEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                     Three Months Ended
                                                                          March 31,
                                                                    1998            1997
                                                                 ---------       ---------
CASH FROM OPERATING ACTIVITIES
   Net income                                                    $  26,793       $  38,738
   Items not requiring the use of cash
       Depreciation and amortization                                47,235          34,176
       Other                                                         4,509           4,775
   Changes in operating assets and liabilities
       Accounts receivable                                          (5,624)        (19,588)
       Inventories                                                 (34,032)        (14,199)
       Prepaid taxes and other assets                               35,549          (6,426)
       Trade accounts payable and other accrued liabilities        (41,319)         (3,743)
       Income taxes payable                                            703          20,859
       Deferred income on shipments to distributors                  3,155           1,816
                                                                 ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           36,969          56,408
                                                                 ---------       ---------
CASH FROM INVESTING ACTIVITIES
       Acquisition of fixed assets                                 (75,936)       (100,863)
       Acquisition of other assets                                 (12,534)         (1,072)
       Acquisition of Temic Telefunken Microelectronic            (108,252)              0
       Purchase of investments                                    (147,782)        (16,265)
       Sale or maturity of investments                             123,895          18,884
                                                                 ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES                             (220,609)        (99,316)
                                                                 ---------       ---------
CASH FROM FINANCING ACTIVITIES
       Proceeds from capital leases and notes                      189,426          69,329
       Principal payments on capital leases and notes              (26,462)        (21,738)
       Proceeds from settlement of warrants                              0           4,425
       Repurchase of stock                                         (16,623)              0
       Issuance of common stock                                      4,474           3,601
                                                                 ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          150,815          55,617
                                                                 ---------       ---------
EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT                   (1,421)         (6,810)
                                                                 ---------       ---------

NET CASH PROVIDED (USED)                                           (34,246)          5,899
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            174,310         104,113
                                                                 ---------       ---------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 140,064       $ 110,012
                                                                 =========       =========
INTEREST PAID                                                    $   8,682       $   6,303
INCOME TAXES PAID                                                $      68       $   2,115
FIXED ASSET PURCHASES IN ACCOUNTS PAYABLE                        $  36,849       $  70,907
PURCHASE OF CALL WARRANTS FROM PROCEEDS OF PUT WARRANTS          $   1,450       $       0



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ATMEL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                          1998           1997
                                                        --------       --------
Net income                                              $ 26,793       $ 38,738

Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments              (3,625)        (4,427)
    Unrealized gains on securities                            44            (88)
                                                        --------       --------
Other comprehensive income (loss)                         (3,581)        (4,515)
                                                        --------       --------

Comprehensive income                                    $ 23,212       $ 34,223
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

2.      INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out for materials and purchased parts and average cost for work in progress) or market and comprise the following:

                                           MARCH 31, 1998  DEC. 31, 1997
                                           --------------  -------------
        Materials and purchased parts            $ 12,063       $ 10,527
        Finished Goods                             28,823         25,590
        Work in progress                          162,666         88,219
                                                 --------       --------
        TOTAL                                    $203,552       $124,336
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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows:

                                                                              Three Months Ended
                                                                                    March 31,
                                                                               1998          1997
                                                                             --------      --------
Basic and diluted net income (numerator)                                     $ 26,793      $ 38,738
                                                                             ========      ========

Shares used in basic net income per share calculations (denominator):
  Weighted average shares of common stock outstanding                          99,127        99,038
                                                                             ========      ========

Shares used in diluted net income per share calculations (denominator):
  Weighted average shares of common stock outstanding                          99,127        99,038
  Dilutive effect of stock options                                                995         2,467
                                                                             --------      --------
                                                                              100,122       101,505
                                                                             ========      ========

Basic net income per share                                                   $   0.27      $   0.39
                                                                             ========      ========

Diluted net income per share                                                 $   0.27      $   0.38
                                                                             ========      ========

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

5.      TEMIC ACQUISITION

On March 1, 1998, the Company acquired the integrated circuit business of Temic Telefunken Microelectronic (Temic) of Heilbronn, Germany, a wholly owned subsidiary of Vishay Intertechnology for approximately $108,000 cash. Temic designs, manufactures and sells analog, microcontroller and ASIC products that service the automotive, telecommunications, consumer and industrial markets. The Company's operating results for the three months ended March 31, 1998 included approximately one month of the results of Temic. The Company's consolidated balance sheet as of March 31, 1998 reflects an estimated allocation of the purchase price of Temic, which resulted in an increase in inventory, accounts receivable, fixed assets and liabilities as follows:

               Accounts receivable                $ 64,700
               Inventories                          44,900
               Fixed assets                         90,700
               Short-term liabilities              (73,900)
               Long-term liabilities               (18,400)
                                                  --------
               Net                                $108,000
                                                  ========

The Company is having an independent valuation performed of the acquired assets and liabilities and will record any change in the purchase price as a change of accounting estimate. At the time of acquisition, the technological feasibility of the acquired in-process technology had not been established and the Company believes the technology has no alternative use. The Company intends to develop the acquired technology; however, it is uncertain whether the Company will be successful in this regard. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of the date or of results which may occur in the future.

                                                    Three Months Ended
                                                         March 31,
                                                    1998           1997
                                                 ----------      --------
               Net revenues                      $  303,123      $320,153
                                                 ==========      ========

               Net income                        $   18,356      $ 33,776
                                                 ==========      ========

               Diluted net income per share      $     0.18      $   0.33
                                                 ==========      ========

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

9.      COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), effective with its 1998 fiscal year. The income tax effect of each element of comprehensive income for the three months ended March 31, 1998 is as follows:

                                                              Tax
                                            Before-Tax     (Expense)    Net-of-Tax
                                              Amount      or Benefit      Amount
                                            ----------    ----------    ----------
           Foreign currency translation       $(5,578)      $ 1,953       $(3,625)
           adjustments

           Unrealized gain on securities           69           (25)           44
                                              -------       -------       -------

           Other comprehensive income         $(5,509)      $ 1,928       $(3,581)
                                              =======       =======       =======


The accumulated balances of other comprehensive income at March 31, 1998 are summarized as follows:

                                                                    Current
                                                     Beginning      Period         Ending
                                                     Balance        Change         Balance
                                                     ---------      --------       --------
           Foreign currency translation              $ (6,449)      $ (3,625)      $(10,074)
           adjustments

           Unrealized gain (loss) on securities          (654)            44           (610)
                                                     --------       --------       --------

                                                     $ (7,103)      $ (3,581)      $(10,684)
                                                     ========       ========       ========

10.     RESTATEMENT

At the time of the original filing of Form 10-Q for the quarter ended March 31, 1998, the Company did not have sufficient information to make an allocation of the purchase price of Temic in accordance with

Accounting Principles Board (APB) Opinion No. 16. Accordingly, the Company had included a preliminary purchase price allocation based on Temic's March 31, 1998 balance sheet in the absence of a valuation of assets and liabilities as required by APB Opinion No. 16. The Company, after discussions with the Staff of the Securities and Exchange Commission, will treat the restatement of the purchase price allocation based on final valuations of the tangible and intangible assets and liabilities acquired, including in-process research and development, as a change in accounting estimate in the quarter ended June 30, 1998. The Company has restated the income tax provision as a result of the finalization of the purchase price allocation of Temic.

The impact of the restatement for the quarter ended March 31, 1998 was as follows:

                                    As Originally
                                       Reported    1st Restatement    2nd Restatement
                                    -------------  ---------------    ---------------
           In process R&D            $         0      $    32,241       $         0

           Income (loss)
             before taxes            $    27,272      $    (4,969)      $    27,272

           Income tax provision      $     9,545      $    21,077       $       479

           Net income (loss)         $    17,727      $   (26,046)      $    26,793

           Diluted net income
             (loss) per share        $      0.18      $     (0.26)      $      0.27

           Total assets              $ 2,022,752      $ 1,978,181       $ 2,022,752

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

The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1998           1997
                                                            -----          -----
NET REVENUES                                                100.0%         100.0%

EXPENSES
    Cost of sales                                            63.0           53.9
    Research and development                                 14.1           11.5
    Selling, general and administrative                      10.7           10.3
                                                            -----          -----
TOTAL EXPENSES                                               87.8           75.7

OPERATING INCOME                                             12.2           24.3
Interest and other expense, net                              (1.7)          (0.7)
                                                            -----          -----
INCOME BEFORE TAXES                                          10.5           23.6
Income tax provision                                          0.2            8.2
                                                            -----          -----
NET INCOME                                                   10.3%         15.4%
                                                            =====          =====

NET REVENUES
The Company's net revenues by geographic areas for the three-month periods ended March 31, 1998 and 1997 are summarized as follows:

                                     Three Months Ended March 31,
                                      1998                 1997
                                   ---------            ---------
        North America              $  94,315            $  95,766
        Europe                       100,358               78,021
        Asia                         102,605              104,071
        Elimination                  (36,886)             (24,912)
                                   ---------            ---------
        Total                      $ 260,392            $ 252,946
                                   =========            =========

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

INCOME TAX PROVISION
The Company's effective tax rate was 35.0 percent for the three months ended March 31, 1997 and 1.8 percent for the three months ended March 31, 1998. The decrease was attributable to certain items associated with the acquisition of Temic, including the write-off of in-process research and development expense. For the remainder of 1998, the Company plans to use the tax rate of 1.8 percent.

NET INCOME
Net income of $26.8 million for the first quarter of 1998 decreased by 30.8 percent from $38.8 million in the corresponding period of the prior year. The decrease was caused largely by declining prices for semiconductor products.


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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had $228.9 million in cash and short-term investments, a decrease of $8.6 million from December 31, 1997, and $281.3 million in net working capital, a decrease of $33.2 million from December 31, 1997. Accounts receivable increased 30.2 percent to $282.4 million at March 31, 1998 from $217.0 million at December 31, 1997. The increase was primarily due to the inclusion of Temic's accounts receivable of $64.7 million. The average days of accounts receivable outstanding were 87.7 and 66.1 days for the three month periods ended March 31, 1998 and 1997, respectively. The increase in average days outstanding was due primarily to the Company extending longer payment terms to its customers due to competitions and a more difficult collection environment due to weakened business conditions and less financially strong customers. Inventories increased 63.7 percent to $203.6 million at March 31, 1998 from $124.3 million at December 31, 1997. The increase in inventory was primarily due to the combination of decline in sales and the continuation of production. The inventory increase was also due, in part, to the inclusion of Temic's inventory of $31.7 million. The inventory turnover for the three months ended March 31, 1998 was 1.0 times compared to 1.8 times of the corresponding period of 1997. At March 31, 1998, the Company also had long-term investments of $93.8 million, a decrease of $1.8 million from December 31, 1997. These investments consisted of United States government obligations and state and municipal securities.

During the three months ended March 31, 1998, net cash used by operations was $37.0 million. Net cash used in investments was $220.6 million, due to acquisitions of fixed and other assets of $88.5 million, investment in Temic of $108.3 million, purchases of marketable securities of $147.8 million, offset by sale of marketable securities of $123.9 million. Net cash provided from financing activities was $150.8 million, due to funding from capital leases and bank borrowings of $189.4 million and proceeds from stock issuance of $4.5 million, offset by payments of capital leases and notes payable of $26.5 million and payments of $16.6 million for the repurchase of one million shares of the Company's common stock. The $189.4 million of capital lease and bank borrowings included a $110.0 million of short-term loan from Nationsbank which was used to finance the acquisition of Temic. This short-term loan with Nationsbank was subsequently repaid from the net proceeds received in connection with the zero coupon convertible debt financing completed in April 1998. See Note 8 (Subsequent Event) in Notes to Condensed Financial Statements.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 1998, the Company sold 1,000 put warrants. The entire proceeds from the sale of the put warrants were used by the Company to purchase call warrants in a cash-less transaction. Put warrants entitle the holder of each warrant to sell to the Company, by physical delivery, one share of Common Stock at a specified strike price. The Company's outstanding put warrants expire on May 1, 1998, October 26, 1998 and March 5, 1999, are exercisable only on the maturity date, and may be settled in cash at the Company's option.

The maximum potential repurchase obligations of the Company are as follows: 800 shares with a strike price of 20.25 per share or $16,200, 1,200 shares with a strike price of 24.88 per share or $29,850 and 1,000 shares with a strike price of $12.88 per share or $12,880. The put warrants have been classified separately on the balance sheet to reflect the maximum potential obligation of the Company. There was no impact on basic or diluted net income per share in the three months ended March 31, 1998 and 1997, resulting from these transactions.

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




                                              ATMEL CORPORATION
                             ---------------------------------------------------
                                                (Registrant)



APRIL 27, 1999                           /s/  GEORGE PERLEGOS
                             ---------------------------------------------------
                                              GEORGE PERLEGOS
                                    President, Chief Executive Officer
                                      (Principal Executive Officer)



APRIL 27, 1999                              /s/  DONALD COLVIN
                             ---------------------------------------------------
                                                  DONALD COLVIN
                             Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number              Description
-------             -----------


 27.1               Financial Data Schedule