Form 10-Q/A
period 1998-06-30
ATMEL CORP
filed 1999-04-27
CIK 872448

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
     (State or other jurisdiction of             (I.R.S. Employer Identification
       incorporation or organization)                       Number )

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

                                ATMEL CORPORATION

                                   FORM 10-Q/A

                           QUARTER ENDED JUNE 30, 1998


                                      INDEX



                                                                                      PAGE
                                                                                      ----
PART I:      FINANCIAL INFORMATION

             Item 1.   Financial Statements

                       Condensed Consolidated Balance Sheets at June 30, 1998 and
                       December 31, 1997                                               1

                       Condensed Consolidated Income Statements for the three and
                       six months ended June 30, 1998 and June 30, 1997                2

                       Consolidated Statements of Cash Flows for the six months
                       ended June 30, 1998 and June 30, 1997                           3

                       Consolidated Statements of Comprehensive income for the
                       three and six months ended June 30, 1998 and June 30, 1997      4

                       Notes to Condensed Consolidated Financial Statements            5

             Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                            14

PART II:     OTHER INFORMATION

             Item 1.   Legal Proceedings                                              22

             Item 2.   Changes in Securities and Use of Proceeds                      22

             Item 4.   Submission of Matters to a Vote of Security Holders            22

             Item 6.   Exhibits and Reports on Form 8-K                               23

SIGNATURES                                                                            24

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ATMEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                JUNE 30,         DECEMBER 31,
                                                                  1998              1997
                                                               ----------        ----------
                                                               (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                   $  117,026        $  174,310
   Short-term investments                                          66,027            63,222
   Accounts receivable, net                                       260,281           216,991
   Inventories                                                    214,381           124,336
   Other current assets                                           115,772           119,358
                                                               ----------        ----------
        TOTAL CURRENT ASSETS                                      773,487           698,217
Other assets                                                       87,775            42,338
Long-term investments                                             133,791            95,536
Fixed assets, net                                                 972,347           985,949
                                                               ----------        ----------
        TOTAL ASSETS                                           $1,967,400        $1,822,040
                                                               ==========        ==========
CURRENT LIABILITIES:
   Current portion of long-term debt                           $   76,212        $   67,522
   Trade accounts payable and other accrued liabilities           319,867           290,890
   Income taxes payable                                            14,809                 0
   Deferred income on shipments to distributors                    33,576            25,256
                                                               ----------        ----------
        TOTAL CURRENT LIABILITIES                                 444,464           383,668
Convertible notes                                                 266,058           150,000
Long-term debt less current portion                               483,053           421,389
Other long-term liabilities                                        19,063            34,499
                                                               ----------        ----------
        TOTAL LIABILITIES                                       1,212,638           989,556
                                                               ==========        ==========
Put warrants                                                       69,730            46,050
                                                               ----------        ----------

SHAREHOLDERS' EQUITY:
   Common stock                                                   297,517           334,303
   Retained earnings                                              387,515           452,131
                                                               ----------        ----------
        TOTAL SHAREHOLDERS' EQUITY                                685,032           786,434
                                                               ----------        ----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $1,967,400        $1,822,040
                                                               ==========        ==========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                ATMEL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per-share data)
                                   (Unaudited)

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30,                       JUNE 30,
                                                   1998            1997            1998            1997
                                                 ---------       ---------       ---------       ---------
NET REVENUES:                                    $ 288,205       $ 224,936       $ 548,597       $ 477,882

EXPENSES:
        Cost of sales                              199,675         125,900         363,867         262,277
        Research and development                    43,394          29,357          80,053          58,528
        Selling, general and administrative         39,115          24,361          66,941          50,304
        In process research and development         23,425               0          23,425               0
        Restructuring charges                       66,300               0          66,300               0
                                                 ---------       ---------       ---------       ---------
               TOTAL EXPENSES                      371,909         179,618         600,586         371,109
                                                 =========       =========       =========       =========

Operating income (loss)                            (83,704)         45,318         (51,989)        106,773
Other expenses, net                                 (9,338)         (3,156)        (13,781)         (5,014)
                                                 ---------       ---------       ---------       ---------

Income (loss) before taxes                         (93,042)         42,162         (65,770)        101,759
Income tax provision (benefit)                      (1,633)         14,754          (1,154)         35,613
                                                 ---------       ---------       ---------       ---------

NET INCOME (LOSS)                                $ (91,409)      $  27,408       $ (64,616)      $  66,146
                                                 =========       =========       =========       =========
BASIC NET INCOME (LOSS) PER SHARE                $   (0.92)      $    0.28       $   (0.65)      $    0.67
                                                 =========       =========       =========       =========
DILUTED NET INCOME (LOSS) PER SHARE              $   (0.92)      $    0.27       $   (0.65)      $    0.65
                                                 =========       =========       =========       =========
SHARES USED IN BASIC NET INCOME (LOSS)              99,223          99,354          99,136          99,251
PER-SHARE CALCULATION                            =========       =========       =========       =========
SHARES USED IN DILUTED NET INCOME (LOSS)            99,223         102,625          99,136         102,522
PER-SHARE CALCULATION                            =========       =========       =========       =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                ATMEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        1998            1997
                                                                      ---------       ---------
CASH FROM OPERATING ACTIVITIES
   Net income (loss)                                                  $ (64,616)      $  66,146
   Items not requiring the use of cash
       Depreciation and amortization                                    100,697          70,660
       Write-down of fixed assets                                        65,000               0
       In process research and development expense                       23,425               0
       Other                                                             (2,142)          9,939
   Changes in operating assets and liabilities
       Accounts receivable                                                7,434         (40,532)
       Inventories                                                      (58,217)        (32,725)
       Other current assets                                              16,074         (12,674)
       Trade accounts payable and other accrued liabilities             (24,210)        (55,161)
       Income taxes payable                                              14,809           2,598
       Deferred income on shipments to distributors                       8,320            (723)
                                                                      ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                86,574           7,528
                                                                      =========       =========
CASH FROM INVESTING ACTIVITIES
       Acquisition of fixed assets                                     (155,419)       (181,709)
       Acquisition of other assets                                      (24,946)         (2,510)
       Acquisition of Temic Telefunken Microelectronic                  (99,250)              0
       Purchase of investments                                         (183,107)        (34,904)
       Sale or maturity of investments                                  142,047          37,716
                                                                      ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES                                  (320,675)       (181,407)
                                                                      =========       =========
CASH FROM FINANCING ACTIVITIES
       Proceeds from issuance of convertible bonds                      115,004         150,000
       Proceeds from capital leases, short-term loan and notes          228,908         136,234
       Principal payments on capital leases, short-term loan and       (154,480)        (43,697)
       notes
       Proceeds from settlement of warrants                                   0           4,425
       Repurchase of stock                                              (16,623)              0
       Issuance of Common Stock                                           4,813           7,723
                                                                      ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               177,622         254,685
                                                                      =========       =========
EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT                          (805)        (12,309)
                                                                      =========       =========

NET CASH PROVIDED (USED)                                                (57,284)         68,497
       CASH AT BEGINNING OF PERIOD                                      174,310         104,113
                                                                      ---------       ---------
       CASH AT END OF PERIOD                                          $ 117,026       $ 172,610
                                                                      =========       =========
INTEREST PAID                                                         $  18,693       $  12,495
INCOME TAXES PAID                                                     $     642       $  29,748
FIXED ASSET PURCHASES IN ACCOUNTS PAYABLE                             $  13,071       $  30,548
PURCHASE OF CALL WARRANTS FROM PROCEEDS OF PUT WARRANTS               $   4,450       $   2,088

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                ATMEL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                      1998           1997           1998           1997
                                                    --------       --------       --------       --------
Net income (loss)                                   $(91,409)      $ 27,408       $(64,616)      $ 66,146

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments            2,783         (3,574)          (842)        (8,001)
   Unrealized gains (losses) on securities               (71)          (129)           (27)          (217)
                                                    --------       --------       --------       --------
Total other comprehensive income (loss)                2,712         (3,703)          (869)        (8,218)
                                                    --------       --------       --------       --------

Comprehensive income (loss)                         $(88,697)      $ 23,705       $(65,485)      $ 57,928
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

2.      INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out for materials and purchased parts and average cost for work in progress) or market.

                                           JUNE 30,      DEC. 31,
                                             1998          1997
                                           --------      --------
        Materials and purchased parts      $ 19,605      $ 10,527
        Finished Goods                       31,465        25,590
        Work in progress                    163,311        88,219
                                           --------      --------
        TOTAL                              $214,381      $124,336
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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows:

                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                       June 30,
                                                              1998            1997           1998            1997
                                                            ---------       ---------      ---------       ---------
Numerator:
Basic and diluted net income (loss)                         $ (91,409)      $  27,408      $ (64,616)      $  66,146
                                                            =========       =========      =========       =========

Denominator:
Shares used in basic net income per share calculations
  Weighted average shares of common stock outstanding          99,223          99,354         99,136          99,251
                                                            =========       =========      =========       =========

Shares used in diluted net income per share
calculations
  Weighted average shares of common stock outstanding          99,223          99,354         99,136          99,251
  Dilutive effect of stock options                                  0           3,271              0           3,271
                                                            ---------       ---------      ---------       ---------
                                                               99,223         102,625         99,136         102,522
                                                            =========       =========      =========       =========

Basic net income (loss) per share                           $   (0.92)      $    0.28      $   (0.65)      $    0.67
                                                            =========       =========      =========       =========

Diluted net income (loss) per share                         $   (0.92)      $    0.27      $   (0.65)      $    0.65
                                                            =========       =========      =========       =========

In January 1996, the Board of Directors of the Company approved a stock repurchase program that allows the Company to repurchase up to 5,000 shares of its common stock. The Board of Directors approved the repurchase of an additional 5,000 shares in January 1998. The primary purpose of this stock repurchase program is to increase shareholder value. In connection with this program, the Company has entered into certain cash-less warrant transactions which provide the Company with the flexibility to implement its repurchase plan without immediately impacting the Company's cash resources needed for planned capital expenditures. In addition, the Company paid approximately $16,600 in cash to repurchase 1,000 shares of its common stock in January 1998.

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

5.      TEMIC ACQUISITION

On March 1, 1998 the Company acquired the integrated circuit business of Temic Telefunken Microelectronic (Temic) of Heilbronn, Germany, a wholly owned subsidiary of Vishay Intertechnology, Inc. for $99,250 cash. The acquisition of Temic included its wholly-owned subsidiary, MHS based in Nantes, France. Temic designs, manufactures and sells analog, microcontroller and ASIC products that service the automotive, telecommunications, consumer and industrial markets.

The fair value of the assets acquired exceeded the purchase price by approximately $131,000. As a result the fair value of the long term assets acquired were reduced. The following is a summary of the allocation of the purchase price.

                                           As Originally
                                             Reported     As Restated
                                           -------------  -----------
Purchase price                                $99,250      $99,250
                                              =======      =======

Purchased technology                          $12,734      $19,661
Workforce in place                              2,384        3,681
In-process technology                          32,241       23,425
Other assets, net of assumed liabilities       51,891       52,483
                                              =======      =======
                                              $99,250      $99,250
                                              =======      =======

The Company is amortizing purchased technology and workforce in place over five years. In-process technology was charged to operations upon acquisition. The amount allocated to in-process technology represents purchased in-process technology for three projects that have not yet reached technological feasibility and have no alternative future use. For all in-process projects, value was determined by estimating the net cash flows resulting from the completion of these projects reduced to the percentage of completion of the project. Net cash flows were tax affected using estimated income taxes consistent with the Company's anticipated tax rate for the foreseeable future and then discounted back to their present value at a discount rate of 18 percent based on the Company's required risk adjusted weighted average rate of return.

The nature of the efforts to develop all purchased in-process technology into commercially viable products and processes principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products and processes can meet their design specification, including function, features and technical performance requirements. Due to the fact that these projects are in-process there is uncertainty whether they can be successfully developed and result in the net cash flows that were originally estimated at acquisition. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, the Company's inability to perform the required completion efforts or other factors outside the Company's control such as a change in the market for the resulting developed products. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase. Should the Company's development efforts fail or encounter significant delay then the Company's future returns may be significantly reduced. In such case, the Company may be unable to recover its investment in these projects, may be less well positioned to benefit from new product markets in these areas and the Company's future operating results could be adversely affected. The Company cannot guarantee that it will realize revenue from these products in the amounts estimated.

The Company currently believes the aggregate net cash flows originally anticipated at acquisition will be realized and that there has been no material change in the expected return on investment related to these projects.

The fair value allocated to each of the in-process projects was as follows:

               Product developments          $ 8,784
               Process developments            9,621
               System level integration        5,020
                                             -------
                                             $23,425
                                             =======

Product developments

The ongoing product developments at the time of acquisition included development of new or significantly enhanced microcontroller, automotive and communications products. It was estimated that, on average, in-process product technology was 38 percent complete at the date of acquisition based on the cost of research development to date compared to total estimated cost.

The Company expects to incur up to a total of $30,000 in development costs over the next two years to complete this project. The Company anticipates the development will be completed and net cash in-flows will begin in the 2000-2001 time frame.

The estimated revenue includes average compounded annual revenue growth rates for the projects from 1998 to 2003, and declining growth rates thereafter through 2005. The Company based these projections on estimates of market size and growth, expected trends in technology and the nature and expected timing of new product introductions. Estimated cost of sales was consistent with the Company's current cost of sales and future expectations for cost of sales. Sales and marketing costs were expected to be consistent with that of the Company's average costs in these areas. Maintenance research and development costs as a percentage of estimated revenue are expected to be higher than the Company's average costs in the introduction and early phases of product sales and then decline to the Company's average costs. This research and development cost pattern is consistent with the Company's historical experience through product life cycles.

Process development

Process developments at the time of acquisition included Silicon Germanium
(SiGe) technology and UHF process technologies, which will be incorporated in new products. If the development is successful, these technologies enable higher product performance while reducing product cost. It was estimated that the project was 51 percent complete at the date of acquisition based on the cost of research development to date compared to total estimated cost.

The Company expects to incur up to a total of $10,000 in development costs over the next two years to complete these projects. The Company anticipates the development will be completed and net cash in-flows will begin in the 1999-2000 time frame.

The value of process technology under development was estimated by projecting attributable future cost savings. Cost savings were estimated to begin in 1999 and grow through 2003 and decline to zero through 2006. The estimates of cost savings (reduction of cost of goods sold) were compared to the Company's historical results as well as the forecasts utilized by the Company in evaluating the Temic acquisition. A maintenance research and development charge and income taxes were then deducted from the cost savings to estimate the free cash flow attributable to the process technology under development. Maintenance research and development costs as a percentage of estimated revenue are expected to be higher than the Company's average costs in the introduction and early phases of process implementation and then decline to the Company's average costs. This research and development cost pattern is consistent with the Company's historical experience through process life cycles.

System level integration

New manufacturing processes and improved design tools have created a new market referred to as System Level Integration (SLI) or system-on-a-chip which will result in single chip solutions replacing multi-chip sets. The Company is aggressively pursuing the SLI market, which could represent a $30 billion market by 2002. Silicon germanium and RF in-process technologies obtained from Temic will be integral to the Company's SLI strategy. It was estimated that the project was 32 percent complete at the date of acquisition based on the status of the Silicon germanium and RF projects currently under development.

The Company expects to incur up to a total of $17,000 in development costs over the next two years to complete this project. The Company anticipates the development will be completed and net cash in-flows will begin in the 2000-2001 time frame.

The Company has identified several products that will incorporate SLI in the future and projected total revenue from these products through 2003. The Company estimated that 25 percent of this revenue was attributable to in-process technologies acquired in the Temic acquisition. An industry projected earnings before interest and tax margin of 18.7 percent, a capital charge of 1.2 percent and an estimated tax charge were applied to estimated revenues to estimate total cashflow attributable to the products that will incorporate in-process SLI technology. Net cash in-flows are expected to begin in 1999. Revenue and operating income were estimated to increase from 1999 to 2001 and decline from 2001 to 2003. These estimates were compared to the Company's historical results as well as the forecasts utilized by the Company in evaluating the Temic acquisition.

Included within assets, net of assumed liabilities, is an accrual for $6,800 for the cost of terminating certain employees at Temic's MHS subsidiary. At the acquisition date, Atmel management had assessed the need to terminate employees at MHS. Subsequent to the acquisition, Atmel management finalized its plan to terminate 120 employees representing all departments except the information systems and product design departments. At June 30, 1998, no employees had been terminated. The Company believes that the accrual will be sufficient to cover the termination costs and that planned terminations will be completed and all costs incurred by March 1999.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of periods presented and do not purport to be indicative of what would have occurred had the acquisition been made as of the date, or of results which my occur in the future.

                                                           Six Months Ended
                                                                June 30,
                                                          1998            1997
                                                        ---------       ---------
               Net revenues                             $ 591,706       $ 616,983
                                                        =========       =========

               Net income (loss)                        $ (73,126)      $  57,390
                                                        =========       =========

               Diluted net income (loss) per share      $   (0.74)      $    0.56
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

9.      COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), effective with its 1998 fiscal year. The income tax effect of each element of comprehensive income is summarized as follows:

                                                      THREE MONTHS ENDED JUNE 30, 1998
                                                    --------------------------------------
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
                                                      =======       =======       =======


                                                       SIX MONTHS ENDED JUNE 30, 1998
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
                                                      =======       =======      =======

The accumulated balances of other comprehensive income at June 30, 1998 are summarized as follows:

                                                                   Current
                                                     Beginning      Period        Ending
                                                      Balance       Change        Balance
                                                     ---------     --------      ---------
        Foreign currency translation adjustments      $(6,449)      $  (842)      $(7,291)

        Unrealized gain (loss) on securities             (654)          (27)         (681)
                                                      -------       -------       -------

                                                      $(7,103)      $  (869)      $(7,972)
                                                      =======       =======       =======

10.     IMPAIRMENT AND RESTRUCTURING CHARGES

During the second quarter of fiscal 1998, the Company announced a restructuring plan which included a 10 percent workforce reduction and the write-down of certain manufacturing equipment and machinery with older process technology. The majority of the 10 percent of employees to be terminated will be factory workers in the Company's manufacturing facilities located in the U.S. and Europe. The program is primarily aimed at focusing the Company's business processes, attaining cost efficiencies and increasing manufacturing flexibility. The impairment and restructuring charges of $66,300 included a provision of $1,300 for severance costs which are anticipated to be paid primarily in the second half of fiscal 1998.

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

In measuring the impairment, the Company grouped manufacturing assets at the lowest level from which there were identifiable cash flows that were largely independent of the cash flows of other groups of assets. The Company recognized the impairment charge when the future undiscounted cash flows of each asset were estimated to be insufficient to recover its related carrying value. At such time, the carrying values of these assets were written down to the Company's estimates of fair value and will continue to be depreciated over their remaining useful lives. Fair value was based on sales of similar assets or other estimates of fair value such as estimated future cash flows. The Company does not anticipate significant proceeds from disposal. None of the assets affected by this action are currently held for sale.

The balance of $23,425 of in process research and development charges represents the allocation of purchase price of the Temic acquisition to in-process research and development expense. See Note 5 (Temic Acquisition) above.

11.     RESTATEMENT

After discussions with the Staff of the Securities and Exchange Commission (the "SEC"), the Company has restated the accompanying consolidated financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998. The financial statements have been restated to reflect a change in the purchase price allocation using a percentage of completion methodology which resulted in an adjustment to the valuation and related amortization of intangibles arising from the acquisition of Temic in March 1998.

Additionally, at the time of the original filing of Form 10-Q for the quarter ended March 31, 1998, the Company did not have sufficient information to make an allocation of the purchase price of Temic in accordance with Accounting Principles Board (APB) Opinion No. 16. Accordingly, the Company had included a preliminary purchase price allocation based on Temic's March 31, 1998 balance sheet in the absence of a valuation of assets and liabilities as required by APB Opinion No. 16. The Company, after discussions with the SEC, has treated the restatement of the purchase price allocation based on final valuations of the tangible and intangible assets and liabilities acquired, including in-process research and development, as a change in accounting estimate in the quarter ended June 30, 1998. The Company has restated the income tax provision as a result of the finalization of the purchase price allocation of Temic. The Company has also reduced the restructuring charge by $3,700 to reflect a correction of the estimated reserve for severance costs.

The impact of the restatement for the quarter ended June 30, 1998 was as follows:

                                 As Originally
                                   Reported         As Restated
                                 -------------     -------------
        In process R&D            $         0       $    23,245

        Restructuring charge      $    70,000       $    66,300

        Income (loss)
          before taxes            $   (69,617)      $   (93,042)

        Income tax provision
          (benefit)               $   (25,149)      $    (1,633)

        Net income (loss)         $   (44,468)      $   (91,409)

        Diluted net income
          (loss) per share        $     (0.45)      $     (0.92)

        Total assets              $ 1,951,784       $ 1,967,400

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                              1998          1997          1998          1997
                                             ------        ------        ------        ------
NET REVENUES                                  100.0%        100.0%        100.0%        100.0%

EXPENSES
    Cost of sales                              69.2          56.0          66.3          54.9
    Research and development                   15.1          13.1          14.6          12.2
    Selling, general and administrative        13.6          10.8          12.2          10.5
    In process research and development         8.1           0.0           4.3           0.0
    Restructuring charges                      23.0           0.0          12.1           0.0
                                             ------        ------        ------        ------
TOTAL EXPENSES                                129.0          79.9         109.5          77.7

OPERATING INCOME (LOSS)                       (29.0)         20.1          (9.5)         22.3
Other expense, net                             (3.2)         (1.4)         (2.5)         (1.0)
                                             ------        ------        ------        ------
INCOME (LOSS) BEFORE TAXES                    (32.2)         18.7         (12.0)         21.3
Income tax provision (benefit)                 (0.6)          6.6          (0.2)          7.5
                                             ------        ------        ------        ------
NET INCOME (LOSS)                             (31.6)%        12.1%        (11.8)%        13.8%
                                             ======        ======        ======        ======

NET REVENUES

The Company's net revenues by geographic destinations for the three-month and six-month periods ended June 30, 1998 and 1997 are summarized as follows:

                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                 JUNE 30,                         JUNE 30,
                           1998            1997            1998            1997
                         ---------       ---------       ---------       ---------
      North America      $  76,806       $  92,733       $ 171,121       $ 188,499
      Europe               144,675          57,355         245,033         135,376
      Asia                 110,972          97,032         213,577         201,103
      Elimination          (44,248)        (22,184)        (81,134)        (47,096)
                         ---------       ---------       ---------       ---------
      Total              $ 288,205       $ 224,936       $ 548,597       $ 477,882
                         =========       =========       =========       =========

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

In recent years, the Company has significantly expanded its international operations, most recently through its acquisition of Temic. International sales and operations are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements and foreign government regulations. Because most of the Company's foreign sales are denominated in U.S. dollars, the Company's products become less price competitive in countries with currencies declining in value against the dollar. In particular, the Company's operating results for the second quarter of 1998 were adversely impacted in part by a strengthening of the U.S. dollar against local currencies in the markets in which the Company sells products. There can be no assurance that the Company will not experience similar adverse effects in the future. In addition, the continuance or worsening of the adverse business and financial conditions in Asia, where more than 38.0 percent of the Company's revenues are generated, would have a material adverse effect on the Company's operating results in the future.

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

COST OF SALES

Cost of sales as a percentage of net revenues increased to 69.2 percent in the second quarter of 1998, from 56.0 percent in the corresponding period of 1997. The increase in cost of sales as a percentage of net revenues was primarily due to excess manufacturing capacity resulting from increases in fixed costs associated with the expansion of wafer fabrication facilities in Colorado Springs, Colorado and Rousset, France, lower product margins in many of the Company's non-volatile memory products and the inclusion of $63.5 million of additional cost of sales from Temic. The lower product margins were attributable to a smaller revenue base over which to spread fixed costs and the erosion of average selling prices that were not matched with a corresponding decrease in manufacturing cost.

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

IN PROCESS RESEARCH AND DEVELOPMENT AND RESTRUCTURING CHARGES

During the second quarter of fiscal 1998, the Company announced a restructuring plan which included a 10 percent workforce reduction and the write-down of certain manufacturing equipment and machinery with older process technology. The majority of the 10 percent of employees to be terminated will be factory workers in the Company's manufacturing facilities located in the U.S. and Europe. The program is primarily aimed at focusing the Company's business processes, attaining cost efficiencies and increasing manufacturing flexibility. The effects of the restructuring programs are expected to reduce the Company's cost of sales, salary cost and depreciation and improve its profit margins in the future. The Company does not believe the restructuring programs will generate increased costs in other areas or lead to diminished revenues. The full implementation of the restructuring programs will take place over the next two quarters and the Company expects these programs to generate pre-tax savings of approximately $30.0 million per quarter during such time. However, no assurance can be given as to the eventual cost savings under these restructuring programs. The Company is converting its manufacturing process to use 0.35-micron technology and is developing 0.25-micron technology. Until these migrations are completed, the older equipment and associated manufacturing processes are still being used. The restructuring charges of $66.3 million included a provision of $1.3 million for severance costs and a reserve of $65.0 million for write-down of fixed assets. See Note 10 (In Process Research and Development Charges) in Notes to Condensed Consolidated Financial Statements.

As the Company continued to move toward production with 0.35-micron technology, the Company recognized an impairment charge of 65.0 million relating to manufacturing equipment with 0.65-micron and 0.5-micron technologies. The Company recognized the impairment charge when the future undiscounted cash flows of each asset were estimated to be insufficient to recover its related carrying value. At such time, the carrying values of these assets were written down to the Company's estimates of fair value. Fair value was based on sales of similar assets or other estimates of fair value, such as estimated future cash flows. The Company does not anticipate significant proceeds from disposal. None of the assets affected by this action are currently held for sale.

Additionally, a $23.4 million purchased in-process research and development expense related to the acquisition of Temic in March 1998 has been charged against the second quarter's operating results. In addition, the Company allocated $19.7 million of the purchase price to developed technology and $3.7 million to the trained workforce acquired, both of which are being amortized over 5 years. The purchase price was less than the fair market value of the assets acquired. The resulting negative goodwill was allocated to noncurrent assets and in-process research and development pro-rata based on the fair market values of the assets. At the time of the acquisition, the technological feasibility of the acquired in-process technology had not been established and the Company believes the technology has no alternative use. The Company intends to develop the acquired technology (see Research and Development); however, it is uncertain whether the Company will be successful in this regard. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase. See Note 5 (Temic Acquisition) in Notes to Condensed Consolidated Financial Statements.

OTHER EXPENSES, NET

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

INCOME TAX PROVISION (BENEFIT)

The Company's effective tax rate was 35.0 percent for the first six months of 1997 and 1.8 percent for the first six months of 1998. The reduction in tax rate is due to the tax effect of the Temic acquisition.

NET INCOME (LOSS)

The Company reported a net loss of $91.4 million for the second quarter of 1998, compared to net income of $27.4 million in the corresponding period of 1997. Net loss for the first six months of 1998 was $64.6 million, compared to net income of $66.1 million in the corresponding period of 1997. The substantial decrease in net income was primarily due to the in process research and development and restructuring charges incurred during the first six months of 1998. See In Process Research and Development and Restructuring Charges above for detail.

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

The Company `s cost related to identifying and addressing Year 2000 issues are not expected to be material. Thus far, the major cost associated with identifying and addressing Year 2000 issues has been in-house labor costs. The Company does not anticipate costly replacements for Non-IT equipment, since the Company expects that substantially all of this equipment can be upgraded to be Year 2000 compliant. If the Company were unable to successfully upgrade its IT and Non-IT systems to be Year 2000 compliant, its wafer productions system and business and financial information systems could be materially and adversely affected, which in turn could result in a material adverse effect on the Company's business, operating results and financial conditions.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had $183.1 million in cash and short-term investments, a decrease of $54.5 million from December 31, 1997, and $329.0 million in net working capital, an increase of $14.5 million from December 31, 1997. Accounts receivable increased 20.0 percent to $260.3 million at June 30, 1998 from $217.0 million at December 31, 1997. The increase was primarily due to the inclusion of Temic's accounts receivable of $51.7 million. The average days of accounts receivable outstanding were 89.0 and 74.8 days for the six month periods ended June 30, 1998 and 1997, respectively. The increase in average days outstanding was due primarily to the Company extending longer payment terms to its customers due to competitions and a more difficult collection environment due to weakened business conditions and less financially strong customers. Inventories increased 72.4 percent to $214.4 million at June 30, 1998 from $124.3 million at December 31, 1997. The increase in inventory was primarily due to the combination of decline in sales and the continuation of production. The inventory increase was also due, in part, to the inclusion of Temic's inventory of $31.7 million. The inventory turnover for the six months ended June 30, 1998 was 2.1 times compared to 3.0 times of the corresponding period of 1997. At June 30, 1998, the Company had long-term investments of $133.8 million, an increase of $38.3 million from December 31, 1997. These investments consisted of United States government obligations and state and municipal securities. In April 1998, the Company completed a zero coupon convertible debt financing, which raised approximately $115.0 million. See Note 8 (Zero Coupon Convertible Debt) in Notes to Condensed Consolidated Financial Statements.

During the six months ended June 30, 1998, the Company generated net cash flows from operations of $86.6 million. Net cash used in investing activities was $320.7 million, due to acquisitions of fixed and other assets of $180.4 million, investment in Temic of $99.3 million, purchases of marketable securities of $183.1 million, offset by sale of marketable securities of $142.0 million. Net cash provided from financing activities was $177.6 million, due to funding from capital leases and bank borrowings of $228.9 million, issuance of zero coupon convertible notes of $115.0 million and proceeds from stock issuance of $4.8 million, offset by payments of capital leases and notes payable of $44.5 million, payment of $110.0 million loan with Nationsbank and payments of $16.6 million for the repurchase of one million shares of the Company's common stock. The $228.9 million of capital lease and bank borrowings included a $110.0 million of short-term loan from Nationsbank which was used to finance the acquisition of Temic. This short-term loan with Nationsbank was subsequently repaid from the net proceeds received in connection with the zero coupon convertible debt financing completed in April 1998. See Note 8 (Zero Coupon Convertible Debt) in the Notes to Condensed Consolidated Financial Statements.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

For the six months ended June 30, 1998, the Company sold 2,500 put warrants. The entire proceeds from the sale of the put warrants were used by the Company to purchase call warrants in a cash-less transaction. Put warrants entitle the holder of each warrant to sell to the Company, by physical delivery, one share of Common Stock at a specified strike price. The Company's outstanding put warrants expire on October 26, 1998, March 5, 1999 and May 4, 1999, are exercisable only on the maturity date, and may be settled in cash at the Company's option.

The maximum potential repurchase obligations of the Company are as follows:
1,200 shares with a strike price of 24.88 per share or $29,850, 1,000 shares with a strike price of $12.88 per share or $12,880 and 1,500 shares with a strike price of $18.00 or $27,000. The put warrants have been classified separately on the balance sheet to reflect the maximum potential obligation of the Company. There was no impact on basic or diluted net income (loss) per share in the six months ended June 30, 1998 and 1997, resulting from these transactions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Company's Annual Meeting of Stockholders held on April 29, 1998, the following matters were voted upon by stockholders pursuant to proxies solicited pursuant to Regulation 14A.

The following individuals were reelected to the Board of Directors (share numbers in thousands):

                                      Votes For                 Votes Withheld
                                      ---------                 --------------
         George Perlegos               85,040                        2,536
         Gust Perlegos                 85,019                        2,557
         Tsung-Ching Wu                85,051                        2.525
         Norm Hall                     85,030                        2,546
         T. Peter Thomas               84,786                        2,790

The following proposal was approved at the Company's Annual Meeting of
Stockholders:

                                                    Affirmative   Negative
                                                       Votes        Votes     Abstained
                                                    -----------   --------    ---------
        Ratify the appointment of
        PricewaterhouseCoopers LLP as independent
        accountants for the fiscal year ending
        December 31, 1998                              87,127         221         228

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (A) Exhibit:

        27.1   Financial Data Schedule

   (B) Reports on Form 8-K:

     A Form 8-K was filed on April 16, 1998 in connection with the Registrant's press release dated April 9, 1998 (announcing the operating results for the first quarter ended March 31, 1998).

     A Form 8-K was filed on April 22, 1998 in connection with the Registrant's press release dated April 16, 1998 (announcing the pricing of zero coupon convertible subordinated debentures)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    ATMEL CORPORATION
                                        ----------------------------------------
                                                      (Registrant)



APRIL 27, 1999                                   /S/  GEORGE PERLEGOS
                                        ----------------------------------------
                                                    GEORGE PERLEGOS
                                          President, Chief Executive Officer
                                             (Principal Executive Officer)



APRIL 27, 1999                                    /S/  DONALD COLVIN
                                        ----------------------------------------
                                                     DONALD COLVIN
                                           Chief Financial Officer and Vice
                                            President, Finance (Principal
                                           Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                             Description
------                             -----------
 27.1                              Financial Data Schedule