Form 10-Q/A
period 1998-09-30
ATMEL CORP
filed 1999-04-27
CIK 872448

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

                           Condensed Consolidated Income Statements for the
                           three and nine months ended September 30, 1998 and
                           September 30, 1997
                                                                                           2

                           Consolidated Statements of Cash Flows for the nine months
                           ended September 30, 1998 and September 30, 1997                 3

                           Consolidated Statements of Comprehensive income for the
                           three and nine months ended September 30, 1998 and
                           September 30, 1997                                              4

                           Notes to Condensed Consolidated Financial Statements            5

                 Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                            14

PART II:         OTHER INFORMATION

                 Item 1.   Legal Proceedings                                              22

                 Item 2.   Changes in Securities and Use of Proceeds                      22

                 Item 6.   Exhibits and Reports on Form 8-K                               22

SIGNATURES                                                                                23

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ATMEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                               SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                                               ------------------    -----------------
                                                                  (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                      $     134,970        $     174,310
   Short-term investments                                                53,912               63,222
   Accounts receivable, net                                             252,954              216,991
   Inventories                                                          236,474              124,336
   Other current assets                                                 108,290              119,358
                                                                  -------------        -------------
        TOTAL CURRENT ASSETS                                            786,600              698,217

Other assets                                                            110,098               42,338
Long-term investments                                                   122,417               95,536
Fixed assets, net                                                       982,501              985,949
                                                                  -------------        -------------
        TOTAL ASSETS                                              $   2,001,616        $   1,822,040
                                                                  =============        =============
CURRENT LIABILITIES:
   Current portion of long-term debt                              $      78,520        $      67,522
   Trade accounts payable and other accrued liabilities                 319,910              290,890
   Income taxes payable                                                  15,965                    0
   Deferred income on shipments to distributors                          19,648               25,256
                                                                  -------------        -------------
        TOTAL CURRENT LIABILITIES                                       434,043              383,668

Convertible notes                                                       267,640              150,000
Long-term debt less current portion                                     503,648              421,389
Other long-term liabilities                                              19,063               34,499
                                                                  -------------        -------------
        TOTAL LIABILITIES                                             1,224,394              989,556
                                                                  -------------        -------------
Put warrants                                                             69,730               46,050
                                                                  -------------        -------------

SHAREHOLDERS' EQUITY:
   Common stock                                                         315,359              334,303
   Retained earnings                                                    392,133              452,131
                                                                  -------------        -------------
        TOTAL SHAREHOLDERS' EQUITY                                      707,492              786,434
                                                                  -------------        -------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $   2,001,616        $   1,822,040
                                                                  =============        =============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per-share data)
                                   (Unaudited)


                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                               SEPTEMBER 30,                             SEPTEMBER 30,
                                                        1998                 1997                  1998                1997
                                                      ---------            ---------            ---------            ---------
NET REVENUES:                                         $ 273,814            $ 240,050            $ 822,411            $ 717,932

EXPENSES:
        Cost of sales                                   172,699              135,572              536,566              397,849
        Research and development                         45,929               29,624              125,982               88,152
        Selling, general and administrative              40,796               24,459              107,737               74,763
        In process research and development                   0                    0               23,425                    0
        Restructuring charges                                 0                    0               66,300                    0
                                                      ---------            ---------            ---------            ---------
               TOTAL EXPENSES                           259,424              189,655              860,010              560,764
                                                      ---------            ---------            ---------            ---------

Operating income (loss)                                  14,390               50,395              (37,599)             157,168
Other expenses, net                                      (9,689)              (3,701)             (23,470)              (8,715)
                                                      ---------            ---------            ---------            ---------

Income (loss) before taxes                                4,701               46,694              (61,069)             148,453
Income tax provision (benefit)                               83               16,345               (1,071)              51,958
                                                      ---------            ---------            ---------            ---------

NET INCOME (LOSS)                                     $   4,618            $  30,349            $ (59,998)           $  96,495
                                                      =========            =========            =========            =========
BASIC NET INCOME (LOSS) PER SHARE                     $    0.05            $    0.30            $   (0.60)           $    0.97
                                                      =========            =========            =========            =========
DILUTED NET INCOME (LOSS) PER SHARE                   $    0.05            $    0.30            $   (0.60)           $    0.95
                                                      =========            =========            =========            =========
SHARES USED IN BASIC NET INCOME (LOSS)
PER-SHARE CALCULATION                                    99,472               99,506               99,267               99,349
                                                      =========            =========            =========            =========

SHARES USED IN DILUTED NET INCOME (LOSS)
PER-SHARE CALCULATION                                   100,053              101,926               99,267              101,629
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

                                      ATMEL CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In thousands)
                                         (Unaudited)


                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              1998                1997
                                                                           ---------            ---------
CASH FROM OPERATING ACTIVITIES
   Net income (loss)                                                       $ (59,998)           $  96,495
   Items not requiring the use of cash
       Depreciation and amortization                                         148,961              111,093
       Write-down of fixed assets                                             65,000                    0
       In process research and development expense                            23,425                    0
       Other                                                                     223               13,870
   Changes in operating assets and liabilities
       Accounts receivable                                                    14,126              (85,550)
       Inventories                                                           (80,184)             (53,976)
       Other current assets                                                   23,556              (26,600)
       Trade accounts payable and other accrued liabilities                  (24,348)             (31,202)
       Income taxes payable                                                   15,965               10,444
       Deferred income on shipments to distributors                           (5,608)                  11
                                                                           ---------            ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    121,118               34,585
                                                                           ---------            ---------
CASH FROM INVESTING ACTIVITIES
       Acquisition of fixed assets                                          (176,321)            (229,295)
       Acquisition of other assets                                           (40,939)              (4,510)
       Acquisition of Temic Telefunken Microelectronic                       (99,250)                   0
       Purchase of investments                                              (211,434)             (68,615)
       Sale or maturity of investments                                       193,863               61,231
                                                                           ---------            ---------
NET CASH USED BY INVESTING ACTIVITIES                                       (334,081)            (241,189)
                                                                           ---------            ---------
CASH FROM FINANCING ACTIVITIES
       Proceeds from issuance of convertible bonds                           115,004              150,000
       Proceeds from capital leases, short-term loan and notes               253,006              181,087
       Principal payments on capital leases, short-term loan and
       notes                                                                (185,720)             (62,935)
       Proceeds from settlement of warrants                                        0                4,425
       Repurchase of stock                                                   (20,047)                   0
       Issuance of Common Stock                                                8,403               12,599
                                                                           ---------            ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    170,646              285,176
                                                                           ---------            ---------
EFFECT OF FOREIGN CURRENCY TRANSLATION ADJUSTMENT                              2,977              (15,994)
                                                                           ---------            ---------

NET CASH PROVIDED (USED)                                                     (39,340)              62,578
       CASH AT BEGINNING OF PERIOD                                           174,310              104,113
                                                                           ---------            ---------
       CASH AT END OF PERIOD                                               $ 134,970            $ 166,691
                                                                           =========            =========
INTEREST PAID                                                              $  28,766            $  19,206
INCOME TAXES PAID                                                          $   1,090            $  38,157
ISSUANCE OF COMMON STOCK FOR PURCHASE OF OTHER ASSETS                      $   2,652            $       0
FIXED ASSET PURCHASES IN ACCOUNTS PAYABLE                                  $   8,786            $  37,757
PURCHASE OF CALL WARRANTS FROM PROCEEDS OF PUT WARRANTS                    $   4,450            $   2,088


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                           SEPTEMBER 30,
                                                           1998                1997                1998                1997
                                                         --------            --------            --------            --------
Net income (loss)                                        $  4,618            $ 30,349            $(59,998)           $ 96,495

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments                10,783              (2,395)              9,941             (10,396)
   Unrealized gains (losses) on securities                   (972)               (368)               (999)               (585)
                                                         --------            --------            --------            --------
Total other comprehensive income (loss)                     9,811              (2,763)              8,942             (10,981)
                                                         --------            --------            --------            --------

Comprehensive income (loss)                              $ 14,429            $ 27,586            $(51,056)           $ 85,514
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

3.      INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out for materials and purchased parts and average cost for work in progress) or market.


                                   SEPTEMBER 30, 1998      DEC. 31, 1997
                                   ------------------      -------------
Materials and purchased parts                $ 18,746           $ 10,527
Finished Goods                                 36,086             25,590
Work in progress                              181,642             88,219
                                             --------           --------
TOTAL                                        $236,474           $124,336
                                             ========           ========


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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows:

                                                                Three Months Ended                        Nine Months Ended
                                                                   September 30,                            September 30,
                                                             1998                1997                1998                 1997
                                                           ---------           ---------           ---------            ---------
Numerator:
Basic and diluted net income (loss)                        $   4,618           $  30,349           $ (59,998)           $  96,495
                                                           =========           =========           =========            =========
Denominator:
Shares used in basic net income per share calculations
  Weighted average shares of common stock outstanding         99,472              99,506              99,267               99,349
                                                           =========           =========           =========            =========

Shares used in diluted net income per share
calculations
  Weighted average shares of common stock outstanding         99,472              99,506              99,267               99,349
  Dilutive effect of stock options                               581               2,420                   0                2,280
                                                           ---------           ---------           ---------            ---------
                                                             100,053             101,926              99,267              101,629
                                                           =========           =========           =========            =========

Basic net income (loss) per share                          $    0.05           $    0.30           $   (0.60)           $    0.97
                                                           =========           =========           =========            =========

Diluted net income (loss) per share                        $    0.05           $    0.30           $   (0.60)           $    0.95
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

5.      PUT WARRANTS

The Company has sold put warrants to an independent third party during the nine months ended September 30, 1998 and used the proceeds from the sale of the put warrants to purchase call warrants in a cash-less transaction. The put warrants entitle the holder to sell shares of the Company's common stock to the Company at contractual prices. The call warrants entitle the Company to buy, at contractual prices, from the same independent third party shares of the Company's common stock. The outstanding put and call warrants, which expire between October 26, 1998 and May 4, 1999, are exercisable at any time before maturity and may be settled in cash, at the Company's option. The maximum contractual repurchase obligation of $69,730 has been reclassified from shareholders' equity to put warrants as of September 30, 1998. There was no impact on basic and diluted net income per share in the nine months ended September 30, 1998. In October, 1998, the Company entered into an agreement with the holder of a put warrant, which consists of 1,200 underlying shares at an exercise price of $24.875, to extend the expiration date to May 14, 1999. The extension required a net cash payment of $1,750 by the Company.

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


                                               As Originally
                                                  Reported         As Restated
                                                  --------         -----------
Purchase price                                     $99,250           $99,250
                                                   =======           =======

Purchased technology                               $12,734           $19,661
Workforce in place                                   2,384             3,681
In-process technology                               32,241            23,425
Other assets, net of assumed liabilities            51,891            52,483
                                                   -------           -------
                                                   $99,250           $99,250
                                                   =======           =======


The Company is amortizing purchased technology and workforce in place over five years. In-process technology was charged to operations upon acquisition. At September 30, 1998, purchased technology and workforce in place, net of accumulated amortization of $346 and $65, respectively, amounted to $19,315 and $3,616, respectively.

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
                                   -------
                                   $23,425
                                   =======


Product developments

The ongoing product developments at the time of acquisition included development of new and significantly enhanced microcontroller, automotive and communications products. It was estimated that, on average, in-process product technology was 38 percent complete at the date of acquisition based on the cost of research development to date compared to total estimated cost.

The Company expects to incur up to a total of $30,000 in development costs over the next two years to complete this project. The Company anticipates the development will be completed and net cash in-flows will begin in the 2000-2001 time frame.

The estimated revenue includes average compounded annual revenue growth rates for the projects from 1998 to 2003, and declining growth rates thereafter through 2005. The Company based these projections on estimates of market size and growth, expected trends in technology and the nature and expected timing of new product introductions. Estimated cost of sales was consistent with the Company's current cost of sales and future expectations for cost of sales. Sales and marketing costs were expected to be consistent with that of the Company's average costs in these areas. Maintenance research and development costs as a percentage of estimate revenue are expected to be higher than the Company's average costs in the introduction and early phases of product sales and then decline to the Company's average costs. This research and development cost pattern is consistent with the Company's historical experience through product life cycles.

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

Included within assets, net of assumed liabilities, is an accrual for $6,800 for the cost of terminating certain employees at Temic's MHS subsidiary. At the acquisition date, Atmel management had assessed the need to terminate employees at MHS. Subsequent to the acquisition, Atmel management finalized its plan to terminate 120 employees representing all departments except the information systems and product design departments. At September 30, 1998, no employees had been terminated. The Company believes that the accrual will be sufficient to cover the termination costs and that planned terminations will be completed and all costs incurred by March 1999.


The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of periods presented and do not purport to be indicative of what would have occurred had the acquisition been made as of the date, or of results which my occur in the future.

                                                    Nine Months Ended
                                                      September 30,
                                                1998                 1997
                                              ---------            --------
Net revenues                                  $ 865,520            $918,891
                                              =========            ========

Net income (loss)                             $ (68,508)           $ 83,203
                                              =========            ========

Diluted net income (loss) per share           $   (0.69)           $   0.80
                                              =========            ========


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

10.     COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), effective with its 1998 fiscal year. The income tax effect of each element of comprehensive income is summarized as follows:


                                                    THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                   ----------------------------------------
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
                                                    ========       ========       ========


                                                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                   ----------------------------------------
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
                                                    ========       ========       ========

The accumulated balances of other comprehensive income at September 30, 1998 are summarized as follows:


                                                                 Current
                                                   Beginning      Period        Ending
                                                    Balance       Change        Balance
                                                   ---------      -------       -------

      Foreign currency translation adjustments      $(6,449)      $ 9,941       $ 3,492

      Unrealized gain (loss) on securities             (654)         (999)       (1,653)
                                                    -------       -------       -------

                                                    $(7,103)      $ 8,942       $ 1,839
                                                    =======       =======       =======

11.     IN PROCESS RESEARCH AND DEVELOPMENT AND RESTRUCTURING CHARGES

During the second quarter of fiscal 1998, the Company announced a restructuring plan which included a 10 percent work force reduction and the write-down of certain manufacturing equipment and machinery with older process technology. The majority of the 10 percent of employees to be terminated will be factory workers in the Company's manufacturing facilities located in the U.S. and Europe. The program is primarily aimed at focusing the Company's business processes, attaining cost efficiencies and increasing manufacturing flexibility. The restructuring charges of $66,300 included a provision of $1,300 for severance costs which are anticipated to be paid primarily in the second half of fiscal 1998. As of September 30, 1998, approximately $100 had been charged against the provision.

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

Additionally, as previously indicated, a $23,425 purchased in-process research and development expense related to the acquisition of Temic in March 1998 has been charged against the second quarter's operating results. At the time of the acquisition, the technological feasibility of the acquired in-process technology had not been established and the Company believes the technology has no alternative use. The Company intends to develop the acquired technology (see Research and Development); however, it is uncertain whether the Company will be successful in this regard. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase.

12.     SHAREHOLDER RIGHTS PLAN

In September 1998, the Board of Directors approved a shareholder rights plan under which shareholders of record on September 16, 1998 received a right to purchase (a "Right") one-thousandth share of the Company's Series A Preferred Stock for each outstanding share of the Company's Common Stock at an exercise price of $75, subject to adjustment. The Rights will separate from the Common Stock, Rights certificates will be issued and the Rights will become exercisable upon the earlier of: (i) fifteen (15) days (or such later date as may be determined by a majority of the Board of Directors) following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the Company's outstanding Common Stock or (ii) fifteen (15) business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20 percent or more of the outstanding Common Stock of the Company. The Rights expire on the earliest of
(i) September 4, 2008, (ii) redemption or exchange of the Rights or (iii) consummation of a merger, consolidation or asset sale resulting in expiration of the Rights.

13.     RESTATEMENT

After discussions with the Staff of the Securities and Exchange Commission (the "SEC"), the Company has restated the accompanying consolidated financial statements as September 30, 1998 and for the three and nine months ended September 30, 1998. The financial statements have been restated to reflect a change in the purchase price allocation using a percentage completion methodology which resulted in an adjustment to the valuation and related amortization of intangibles arising from the acquisition of Temic in March 1998.

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

The impact of the restatement for the quarter ended September 30, 1998 was as follows:

                                     As Originally Reported     As Restated
                                     ----------------------     -----------
      Income before taxes                       $5,228              $4,701
      Income tax provision                      $1,046                 $83

      Net income                                $4,182              $4,618

      Diluted net income per share               $0.04               $0.05

      Total assets                          $1,986,527          $2,001,616

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                               1998         1997            1998         1997
                                               -----        -----           -----        -----
 NET REVENUES                                  100.0 %      100.0 %         100.0%       100.0%

 EXPENSES
     Cost of sales                              63.1         56.5            65.3         55.4
     Research and development                   16.7         12.3            15.3         12.3
     Selling, general and administrative        14.9         10.2            13.1         10.4
     In process research and development         0.0          0.0             2.8          0.0
     Restructuring charges                       0.0          0.0             8.1          0.0
                                               -----        -----           -----        -----
 TOTAL EXPENSES                                 94.7         79.0           104.6         78.1

 OPERATING INCOME (LOSS)                         5.3         21.0            (4.6)        21.9
 Other expense, net                             (3.5)        (1.5)           (2.9)        (1.2)
                                               -----        -----           -----        -----
 INCOME (LOSS) BEFORE TAXES                      1.8         19.5            (7.5)        20.7
 Income tax provision (benefit)                  0.1          6.8            (0.1)         7.2
                                               -----        -----           -----        -----
 NET INCOME (LOSS)                               1.7%        12.7 %          (7.4) %      13.5 %
                                               =====        =====           =====        =====

NET REVENUES
The Company's net revenues by geographic destination for the three-month and nine-month periods ended September 30, 1998 and 1997 are summarized as follows:

                          THREE MONTHS ENDED          NINE MONTHS ENDED
                             SEPTEMBER 30,               SEPTEMBER 30,
                          1998          1997          1998          1997
                       ---------     ---------     ---------     ---------
      North America    $  78,270     $  97,488     $ 249,391     $ 285,987
      Europe             164,022        84,535       409,055       219,911
      Asia               103,705       120,201       317,282       321,304
      Elimination        (72,183)      (62,174)     (153,317)     (109,270)
                       ---------     ---------     ---------     ---------
      Total            $ 273,814     $ 240,050     $ 822,411     $ 717,932
                       =========     =========     =========     =========

Net revenues increased 14.1 percent to $273.8 million in the three months ended September 30, 1998 from $240.1 million in the corresponding quarter of 1997. Net revenues for the first nine months ended September 30, 1998 increased 14.6 percent to $822.4 million from $717.9 million in the same period of 1997. This increase was primarily attributable to the inclusion of revenues from the Temic's business, a recent acquisition by the Company. See Note 6 (Temic Acquisition) in Notes to Condensed Consolidated Financial Statements. The revenue decrease in the North American region was primarily due to continued price erosion of the Company's memory products (caused by continued weakened business conditions and excess manufacturing capacity in the semiconductor industry). The increase in revenues in the European region was primarily due to the revenue contribution from Temic. The decrease in revenues in the Asian region was largely due to continued financial turmoil and weakened business conditions in the Asian region.

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

COST OF SALES

Cost of sales as a percentage of net revenues increased to 63.1 percent during the three months ended September 30, 1998, from 56.5 percent in the corresponding quarter of 1997. The increase in cost of sales as a percentage of net revenues was primarily due to excess manufacturing capacity resulting from increases in fixed costs associated with the expansion of wafer fabrication facilities in Colorado Springs, Colorado and Rousset, France, lower product margins in many of the Company's non-volatile memory products and the inclusion of lower margins from Temic. The lower product margins were attributable to a smaller revenue base over which to spread fixed costs and the erosion of average selling prices that were not matched with a corresponding decrease in manufacturing cost. Cost of sales as a percentage of net revenues increased to
65.3 percent for the nine months ended September 30, 1998, from 55.4 percent in the corresponding period of 1997. The increase in cost of sales as a percentage of net revenues during the nine months ended September 30, 1998 was primarily due to the reasons discussed above with respect to the three months ended September 30, 1998.

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

RESEARCH AND DEVELOPMENT

As a percentage of net revenues, research and development expense increased to
16.7 percent during the three months ended September 30, 1998, from 12.3 percent in the corresponding quarter of 1997. Research and development expense increased
55.0 percent from $29.6 million for the three months ended September 30, 1997 to $45.9 million for the three months ended September 30, 1998. The increase was primarily due to the Company's continued investment in the shrinking of the die size of its integrated circuits from 0.65-micron to 0.5-micron line widths and from 0.5-micron to 0.35-micron line widths, enhancement of mature products, development of new products, advanced CMOS process technology, manufacturing improvements, the costs associated with increasing production capacity in Colorado Springs and Rousset and the inclusion of Temic's research and development expense of $12.0 million.

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

Company expects selling, general and administrative expenses to increase due primarily to expansions in international markets, legal costs associated with intellectual property litigation and provision for doubtful accounts receivable. The provision for doubtful accounts receivable may increase as the Company continues to evaluate the status of its accounts receivable. The increase will primarily be due to the aging of accounts receivable, an anticipated increase in accounts receivable, continued weakened business conditions and less financially strong customers.

IN RESEARCH AND DEVELOPMENT AND RESTRUCTURING CHARGES

During the second quarter of fiscal 1998, the Company announced a restructuring plan which included a 10 percent work force reduction and the write-down of certain manufacturing equipment and machinery with older process technology. The majority of the 10 percent of employees to be terminated will be factory workers in the Company's manufacturing facilities located in the U.S. and Europe. The program is primarily aimed at focusing the Company's business processes, attaining cost efficiencies and increasing manufacturing flexibility. The effects of the restructuring programs are expected to reduce the Company's cost of sales, salary cost and depreciation and improve its profit margins in the future. The Company does not believe the restructuring programs will generate increased costs in other areas or lead to diminished revenues. The full implementation of the restructuring programs will take place over the next two quarters. The Company is converting its manufacturing process to use 0.35-micron technology and is developing 0.25-micron technology. Until these migrations are completed, the older equipment and associated manufacturing processes are still being used. The restructuring charges of $66.3 million included a provision of $1.3 million for severance costs and a reserve of $65.0 million for write-down of fixed assets. See Note 11 (In Process Research and Development and Restructuring Charges) in Notes to Condensed Consolidated Financial Statements.

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

Additionally, as previously indicated, a $23.4 million purchased in-process research and development expense related to the acquisition of Temic in March 1998 has been charged against the second quarter's operating results. The Company also allocated $19.7 million of the purchase price to developed technology and $3.7 million to the trained workforce acquired, both of which are being amortized over 5 years. The purchase price was less than the fair market value of the assets acquired. The resulting negative goodwill was allocated to noncurrent assets and in-process research and development pro-rata based on the fair market values of the assets. At the time of the acquisition, the technological feasibility of the acquired in-process technology had not been established and the Company believes the technology has no alternative use. The Company intends to develop the acquired technology (see Research and Development); however, it is uncertain whether the Company will be successful in this regard. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase.

OTHER EXPENSES, NET

The Company reported $9.7 million of net interest and other expenses for the three months ended September 30, 1998, compared to $3.7 million of net interest and other expenses for the corresponding period of 1997. The increase in net interest and other expenses was primarily due to a combination of higher interest expense associated with the increase in borrowings to finance the expansion of the Company's fabrication facilities in Colorado Springs and Rousset and to finance the acquisition of Temic during the first quarter of 1998, as well as the result of a portion of interest expense being capitalized in the third quarter of 1997 (in connection with the construction of the Company's fabrication facility in Rousset). Foreign exchange loss included in Other Expenses, Net for the nine months ended September 30, 1998 and 1997 was $0.4 million and $3.0 million, respectively.

INCOME TAX PROVISION (BENEFIT)

The Company's effective tax rate was 35.0 percent for the nine months ended September 30, 1997 and 1.8 percent for the nine months ended September 30, 1998. The reduction in tax rate was due to the tax effect of the Temic acquisition.

NET INCOME (LOSS)

The Company reported a net income of $4.7 million for the three months ended September 30, 1998, compared to net income of $30.3 million in the corresponding period of 1997. Net loss for the nine months ended September 30, 1998 was $60.0 million, compared to net income of $96.5 million in the corresponding period of 1997. The substantial decrease in net income was primarily due to the in process research and development and restructuring charges incurred during the nine months ended September 30, 1998. See In Process Research and Development and Restructuring Charges above for detail.

RISKS ASSOCIATED WITH TEMIC ACQUISITION

The Company acquired Temic on March 1, 1998. While the Company believes the Temic acquisition is in the best interest of the Company and its shareholders, there can be no assurance that management of the Company will be successful in its efforts to integrate the operations of Temic. There are significant risks associated with the Temic acquisition, including but not limited to difficulties in integration of product offerings, manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of Temic integration may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and the necessity of integrating personnel with disparate business backgrounds and combining two corporate cultures. The integration of operations following the acquisition of Temic requires the dedication of management resources that may distract attention from day-to-day business and may disrupt key research and development, marketing or sales efforts. The inability of management to successfully integrate the Temic acquisition could have a material adverse effect on the business, operating results and financial condition of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had $188.9 million in cash and short-term investments, a decrease of $48.7 million from December 31, 1997, and $352.6 million in net working capital, an increase of $38.0 million from December 31, 1997. Accounts receivable increased 16.6 percent to $253.0 million at September 30, 1998 from $217.0 million at December 31, 1997. The increase was primarily due to the inclusion of Temic's accounts receivable of $47.9 million. The average days of accounts receivable outstanding were 78.2 and 83.0 days for the nine month periods ended September 30, 1998 and 1997, respectively. The improvement in average days outstanding was due primarily to the write-off of accounts receivable at the end of 1997, the collection efforts made by the Company during the third quarter of 1998 and price adjustments given to the Company's distributors and charged against the distributors reserve during the third quarter of 1998 which resulted in a reduction of its accounts receivable balance at September 30, 1998.

Inventories increased 90.2 percent to $236.5 million at September 30, 1998 from $124.3 million at December 31, 1997. The increase in inventory was primarily due to the combination of decline in sales, the continuation of production and the inclusion of Temic's inventory of $40.4 million. Of the increase in inventories, $26.7 million was in ASIC products, $39.7 million was attributable to memory products, $5.4 million was attributable to Atmel ES2 products and $40.4 million was attributable to Temic products. The increase in ASIC products was due to an increase in customer demand for the Company's ASIC products and because the Company is positioning itself to participate in system level integrated products. The increase in memory products was due to a combination of declining sales and continued production. The Company has continued production in the belief that demand will increase and wants to be positioned to respond quickly when the opportunity arises. The increase in inventory from Atmel ES2, Inc., a wholly-owned subsidiary of the Company, was due to its final obligations to fulfill "end of life purchases" for its customers before its manufacturing facility is closed. The increase in inventory from Temic was a result of the acquisition of Temic in March 1998. The inventory turnover for the nine months ended September 30, 1998 was 3.0 times compared to 4.1 times of the corresponding period of 1997.

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

During the nine months ended September 30, 1998, the Company generated net cash flows from operations of $121.1 million. Net cash used in investing activities was $334.1 million, due to acquisitions of fixed and other assets of $217.3 million, investment in Temic of $99.3 million, purchases of marketable securities of $211.4 million, offset by sale of marketable securities of $193.9 million. Net cash provided from financing activities was $170.6 million, due to funding from capital leases and bank borrowings of $253.0 million, issuance of zero coupon convertible notes of $115.0 million and proceeds from stock issuance of $8.4 million, offset by payments of capital leases and notes payable of $75.7 million, payment of $110.0 million loan with Nationsbank and payments of $20.0 million for the repurchase of the Company's common stock. The $253.0 million of capital lease and bank borrowings included a $110.0 million of short-term loan from Nationsbank which was used to finance the acquisition of Temic. This short-term loan with Nationsbank was subsequently repaid from the net proceeds received in connection with the zero coupon convertible debt financing completed in April 1998. See Note 9 (Zero Coupon Convertible Debt) in the Notes to Condensed Consolidated Financial Statements.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

For the nine months ended September 30, 1998, the Company sold 2,500 put warrants. The entire proceeds from the sale of the put warrants were used by the Company to purchase call warrants in a cash-less transaction. Put warrants entitle the holder of each warrant to sell to the Company, by physical delivery, one share of Common Stock at a specified strike price. The Company's outstanding put warrants expire on October 26, 1998, March 5, 1999 and May 4, 1999, are exercisable only on the maturity date, and may be settled in cash at the Company's option.

The maximum potential repurchase obligations of the Company are as follows:
1,200 shares with a strike price of 24.88 per share or $29,850, 1,000 shares with a strike price of $12.88 per share or $12,880 and 1,500 shares with a strike price of $18.00 or $27,000. The put warrants have been classified separately on the balance sheet to reflect the maximum potential obligation of the Company. There was no impact on basic or diluted net income (loss) per share in the nine months ended September 30, 1998 and 1997, resulting from these transactions.

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

                                 EXHIBIT INDEX



Exhibit
Number              Description
-------             -----------

 27.1               Financial Data Schedule