Form 10-Q
period 1999-03-31
ATMEL CORP
filed 1999-05-14
CIK 872448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1999


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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



ON MAY 5, 1999, REGISTRANT HAD OUTSTANDING 100,172,013 SHARES OF COMMON STOCK.

                                ATMEL CORPORATION

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1999





                                      INDEX



                                                                                                     PAGE
                                                                                                     ----
PART I:    FINANCIAL INFORMATION

           Item 1.     Financial Statements

                       Condensed Consolidated Balance Sheets at March 31, 1999 and
                       December 31, 1998                                                              1

                       Condensed Consolidated Statements of Operations for the three months ended
                       March 31, 1999 and March 31, 1998                                              2

                       Condensed Consolidated Statements of Cash Flows for the three months
                       ended March 31, 1999 and March 31, 1998                                        3

                       Condensed Consolidated Statement of Comprehensive Income for the three
                       months ended March 31, 1999 and March 31, 1998                                 4

                       Notes to Condensed Consolidated Financial Statements                           5

           Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                           14

           Item 3.     Quantitative and Qualitative Disclosures About Market Risk                    22

PART II:   OTHER INFORMATION

           Item 1.     Legal Proceedings                                                             22

           Item 2.     Changes in Securities and Use of Proceeds                                     23

           Item 6.     Exhibits and Reports on Form 8-K                                              23

SIGNATURES                                                                                           24

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ATMEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                      March 31, 1999   December 31, 1998
                                                      --------------   -----------------
                                                                (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                181,631    $      161,721
    Short-term investments                                   153,558           161,844
    Accounts receivable                                      259,352           252,601
    Inventories                                              240,637           240,258
    Other current assets                                      62,588            74,967
                                                      --------------    --------------
         TOTAL CURRENT ASSETS                                897,766           891,391
Other assets                                                  65,861           107,220
Fixed assets, net                                            900,146           964,126
                                                      --------------    --------------
         TOTAL ASSETS                                 $    1,863,773    $    1,962,737
                                                      ==============    ==============
CURRENT LIABILITIES
    Current portion of long-term debt                 $       79,798    $       81,995
    Trade accounts payable                                   169,427           200,101
    Accrued liabilities and other                             89,369            92,953
    Deferred income on shipments to distributors              20,128            24,170
                                                      --------------    --------------
         TOTAL CURRENT LIABILITIES                           358,722           399,219
Long-term debt less current portion                          736,794           771,069
Deferred income taxes                                          3,404             3,404
                                                      --------------    --------------
         TOTAL LIABILITIES                                 1,098,920         1,173,692
                                                      --------------    --------------
Put warrants                                                  29,850            56,850
                                                      --------------    --------------

SHAREHOLDERS' EQUITY
    Common stock                                             358,228           330,073
    Accumulated other comprehensive income                   (12,948)               29
    Retained earnings                                        389,723           402,093
                                                      --------------    --------------
         TOTAL SHAREHOLDERS' EQUITY                          735,003           732,195
                                                      --------------    --------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    1,863,773    $    1,962,737
                                                      ==============    ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per-share data)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                          March 31,
                                                                     1999          1998
                                                                  ----------    ----------
NET REVENUES                                                      $  290,037    $  260,392

EXPENSES
    Cost of sales                                                    186,165       164,192
    Research and development                                          47,229        36,659
    Selling, general and administrative                               35,920        27,826
                                                                  ----------    ----------
        TOTAL OPERATING EXPENSES                                     269,314       228,677
                                                                  ----------    ----------

OPERATING INCOME                                                      20,723        31,715
Interest and other income (expenses), net                              5,367        (4,443)
                                                                  ----------    ----------

INCOME BEFORE TAXES                                                   26,090        27,272
Income tax provision                                                   9,392           479
                                                                  ----------    ----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                  16,698        26,793
Cumulative effect of accounting change, net of tax effect            (29,068)         --
                                                                  ----------    ----------
NET (LOSS) INCOME                                                 $  (12,370)   $   26,793
                                                                  ==========    ==========

BASIC NET (LOSS) INCOME PER SHARE:
    INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE          $     0.17    $     0.27
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX EFFECT          (0.29)         --
                                                                  ----------    ----------
    NET (LOSS) INCOME                                             $    (0.12)   $     0.27
                                                                  ==========    ==========

DILUTED NET (LOSS) INCOME PER SHARE:
    INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE          $     0.17    $     0.27
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX EFFECT          (0.29)         --
                                                                  ----------    ----------
    NET (LOSS) INCOME                                             $    (0.12)   $     0.27
                                                                  ==========    ==========


SHARES USED IN BASIC NET (LOSS) INCOME PER SHARE CALCULATIONS         99,988        99,127
                                                                  ==========    ==========

SHARES USED IN DILUTED NET (LOSS) INCOME PER SHARE CALCULATIONS       99,988       100,122
                                                                  ==========    ==========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                        Three Months Ended
                                                                            March 31,
                                                                      1999            1998
                                                                  ------------    ------------
CASH FROM OPERATING ACTIVITIES
    Net (loss) income                                             $    (12,370)   $     26,793
    Items not requiring the use of cash
        Depreciation and amortization                                   47,200          47,235
        Cumulative effect of accounting change, net of taxes            29,068            --
        Gain on sale of fixed assets                                   (12,474)           --
        Other                                                           (2,230)          4,509
    Changes in operating assets and liabilities
        Accounts receivable                                             (5,434)         (5,624)
        Inventories                                                       (379)        (34,032)
        Prepaid taxes and other assets                                  26,092          35,549
        Trade accounts payable and other accrued liabilities           (24,844)        (41,319)
        Income taxes payable                                            (6,516)            703
        Deferred income on shipments to distributors                    (4,042)          3,155
                                                                  ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               34,071          36,969
                                                                  ------------    ------------
CASH FROM INVESTING ACTIVITIES
        Acquisition of fixed assets                                    (15,570)        (75,936)
        Sales of fixed assets                                           18,794            --
        Acquisition of other assets                                       (579)        (12,534)
        Acquisition of Temic Telefunken Microelectronic                   --          (108,252)
        Purchase of investments                                        (31,215)       (147,782)
        Sale or maturity of investments                                 38,938         123,895
                                                                  ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     10,368        (220,609)
                                                                  ------------    ------------
CASH FROM FINANCING ACTIVITIES
        Proceeds from capital leases and notes                           4,817         189,426
        Principal payments on capital leases and notes                 (24,003)        (26,462)
        Payment from settlement of warrants                             (2,467)              0
        Repurchase of stock                                               --           (16,623)
        Issuance of common stock                                         3,622           4,474
                                                                  ------------    ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (18,031)        150,815
                                                                  ------------    ------------
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                   (6,498)         (1,421)
                                                                  ------------    ------------

NET CASH PROVIDED BY (USED IN)                                          19,910         (34,246)
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               161,721         174,310
                                                                  ------------    ------------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    181,631    $    140,064
                                                                  ============    ============
INTEREST PAID                                                     $      8,937    $      8,682
INCOME TAXES PAID                                                 $      4,560    $         68
FIXED ASSET PURCHASES IN ACCOUNTS PAYABLE                         $      2,683    $     36,849
PURCHASE OF CALL WARRANTS FROM PROCEEDS OF PUT WARRANTS           $       --      $      1,450


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


                                                          Three Months Ended
                                                             March 31,
                                                        1999            1998
                                                    ------------    ------------
Net (loss) income                                   $    (12,370)   $     26,793

Other comprehensive (loss), net of tax:
         Foreign currency translation adjustments        (13,844)         (3,625)
         Unrealized gains on securities                      867              44
                                                    ------------    ------------
Other comprehensive (loss)                               (12,977)         (3,581)
                                                    ------------    ------------

Comprehensive (loss) income                         $    (25,347)   $     23,212
                                                    ============    ============










         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of March 31, 1999, and the results of operations, comprehensive income and cash flows for the three month periods ended March 31, 1999 and 1998. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report to Shareholders filed on Form 10-K for the year ended December 31, 1998. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The income statements for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Prior year amounts have been reclassified to conform with current presentation.

Effective January 1, 1999, the Company changed its fiscal year from a 52 or 53-week year ending on the Monday nearest the last day in December of each year to a calendar year ending December 31. The quarters have changed from a 13-week quarter to a calendar quarter. For presentation purposes, prior year quarters have not been restated as the difference due to this change on the financial results is immaterial. 13-week quarters in the prior year's condensed consolidated financial statements and notes will be referenced with calendar quarters.

2.  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is computed using a currently adjusted standard basis (which approximates actual cost on a current average or first-in, first-out basis) for Finished Goods and Work in progress. Inventories comprise the following:

(in thousands)                                     March 31, 1999  December 31, 1998
                                                   --------------  -----------------
Materials and purchased parts                       $     12,572     $     14,082
Finished Goods                                            34,898           43,913
Work in progress                                         193,167          182,263
                                                    ------------     ------------
Total                                               $    240,637     $    240,258
                                                    ============     ============

3.  SHORT-TERM INVESTMENTS

Short-term investments are stated at cost plus any applicable unamortized premium or discount. Short-term investments with maturities of less than 90 days are included in the caption "Cash and cash equivalents" in the Company's Condensed Consolidated Balance Sheet.

4.  NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows:

                                                                                      Three Months Ended
                                                                                          March 31,
(in thousands, except per share data)                                                1999            1998
                                                                                 ------------    ------------

Basic and diluted net (loss) income (numerator)                                  $    (12,370)   $     26,793
                                                                                 ============    ============

Shares used in basic net income per share calculations (denominator):
  Weighted average shares of common stock outstanding                                  99,988          99,127
                                                                                 ============    ============

Shares used in diluted net (loss) income per share calculations (denominator):
  Weighted average shares of common stock outstanding                                  99,988          99,127
  Dilutive effect of stock options                                                       --               995
                                                                                 ------------    ------------
                                                                                       99,988         100,122
                                                                                 ============    ============

Basic net (loss) income per share                                                $      (0.12)   $       0.27
                                                                                 ============    ============

Diluted net (loss) income per share                                              $      (0.12)   $       0.27
                                                                                 ============    ============

5.  PUT WARRANTS

In January 1996, the Board of Directors of the Company approved a stock repurchase program that allows the Company to repurchase up to 5,000,000 shares of its common stock. The Board of Directors approved the repurchase of an additional 5,000,000 shares in January 1998. Under this program, the Company repurchased 1,400,000 shares of its common stock in 1998. The primary purpose of this stock repurchase program is to increase shareholder value. In connection with this program, the Company has entered into certain warrant transactions which provide the Company with the flexibility to implement its repurchase plan, under which the Company could repurchase its stock when favorable market conditions existed and without immediately impacting the Company's cash resources.

In connection with the Company's stock repurchase program, put warrants were sold to an independent third party during fiscal years 1998, 1997 and 1996. The Company used the proceeds from the sale of the put warrants to purchase call warrants in a transaction not requiring any net cash outlay at the time. The 1996 and 1997 positions had either been settled in cash or expired. Activity during the quarter is summarized as follows:

                                                        Cumulative net   Shares covered      Potential
(in thousands)                                         premium received    by warrants       obligation
                                                       ----------------    -----------       ----------
DECEMBER 31, 1998                                          $10,008             2,700          $56,850
Settlement of put warrants                                  (3,825)           (1,500)         (27,000)
Settlement of call warrants                                  1,358                 0                0
                                                           -------            ------          -------
MARCH 31, 1999                                             $ 7,541             1,200          $29,850
                                                           =======            ======          =======

The put warrants entitle the aforementioned independent third party to sell shares of the Company's common stock to the Company at specified strike prices and exercise dates, while the call warrants entitle the Company to buy from the same third party shares of the Company's common stock at specified strike prices and exercise dates.

The Company closed out 1,500,000 warrants on January 29, 1999, which resulted in a net cash outlay of $2,467,000. The outstanding put warrants and corresponding call warrants expire on May 14, 1999, are exercisable only on the maturity date, and may be settled in cash or shares of stock, at the Company's option. The Company closed out 920,000 shares of the May 14 position on April 19, 1999, which resulted in a net cash outlay of $4,002,000.

The maximum potential repurchase obligations of the Company as of March 31, 1999 are as follows: 1,200,000 shares with a strike price of $24.875 or $29,850,000. The put warrants have been classified separately on the balance sheet to reflect the maximum potential obligation of the Company. There was no impact on basic and diluted net income (loss) per share resulting from these transactions in the three months ended March 31, 1999 and 1998.

6.   TEMIC ACQUISITION

On March 1, 1998 the Company acquired the integrated circuit business of Temic Telefunken Microelectronic (Temic) of Heilbronn, Germany, a wholly owned subsidiary of Vishay Intertechnology, Inc. for $99,250,000 in cash. The acquisition of Temic included its wholly-owned subsidiary, MHS based in Nantes, France. Temic designs, manufactures and sells analog, microcontroller and ASIC products that service the automotive, telecommunications, consumer and industrial markets.

The fair value of the assets acquired exceeded the purchase price by approximately $131,000,000. As a result the fair value of the long term assets acquired were reduced. The following is a summary of the allocation of the purchase price (in thousands).

         Purchase price                                             $     99,250
                                                                    ============

         Purchased technology                                       $     19,661
         Workforce in place                                                3,681
         In-process technology                                            23,425
         Other assets, net of
            assumed liabilities                                           52,483
                                                                    ------------
                                                                    $     99,250
                                                                    ============

The Company is amortizing purchased technology and workforce in place over five years. In-process technology was charged to operations upon acquisition. At March 31, 1999, purchased technology and workforce in place, net of accumulated amortization of $2,949,000 and $552,000, respectively, amounted to $16,712,000 and $3,129,000, respectively. At December 31, 1998, purchased technology and workforce in place, net of accumulated amortization of $1,966,000 and $368,000, respectively, amounted to $17,695,000 and $3,313,000, respectively.

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

The fair value allocated to each of the in-process projects was as follows (in thousands):

         Product developments                                          $   8,784
         Process developments                                              9,621
         System level integration                                          5,020
                                                                       ---------
                                                                       $  23,425
                                                                       =========

PRODUCT DEVELOPMENTS

The ongoing product developments at the time of acquisition included development of new and significantly enhanced microcontroller, automotive and communications products, which utilize Radio Frequency (RF). If the development is successful, this technology will allow wireless communication devices to communicate at higher frequencies and at a lower cost than is currently available with other technologies. It was estimated that, on average, all in-process product technology was 38 percent complete at the date of acquisition based on the cost of research development to date compared to estimated total estimated cost expenditure to complete the project.

The Company expects to incur up to a total of $20.4 million in development costs over the next year to complete this project. For the three months ended March 31, 1999, the Company spent approximately $96 million in product development costs. The Company anticipates the development will be completed and net cash in-flows will begin in the 2000-2001 time frame.

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

PROCESS DEVELOPMENTS

Process developments at the time of acquisition included Silicon Germanium
(SiGe) technology and UHF process technologies, which will be incorporated in new products. If the development is successful, these technologies enable higher product performance while reducing product cost. It was estimated that the project was 51 percent complete at the date of acquisition based on the cost of research and development to date compared to total estimated cost.

The Company expects to incur up to a total of $8.9 million in development costs over the next year to complete these projects. For the three months ended March 31, 1999, the Company spent approximately $1.1 million for process development costs. The Company anticipates the development will be completed and net cash in-flows will begin in the 1999-2000 time frame.

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

The Company expects to incur up to a total of $15.3 million in development costs over the next year to complete this project. For the three months ended March 31, 1999, the Company spent approximately $1.7 million for system level integration development costs. The Company anticipates the development will be completed and net cash in-flows will begin in the 2000-2001 time frame.

The Company has identified several products that will incorporate SLI in the future and projected total revenue from these products through 2003. The Company estimated that 25 percent of this revenue was attributable to in-process technologies acquired in the Temic acquisition. An industry projected earnings before interest and taxes margin of 18.7 percent, a capital charge of 1.2 percent and an estimated tax charge were applied to estimated revenues to estimate total cashflow attributable to the products that will incorporate in-process SLI technology. Net cash in-flows are expected to begin in 1999. Revenue and operating income were estimated to increase from 1999 to 2001 and decline from 2001 to 2003. These estimates were compared to the Company's historical results as well as the forecasts utilized by the Company in evaluating the Temic acquisition.


Included within assets, net of assumed liabilities, is an accrual for $3.1 million at December 31, 1998, for the remaining cost of terminating certain employees at Temic's MHS subsidiary. For the three months ended March 31, 1999, the Company charged $1.8 million against the reserve and $1.3 million is remaining in the accrual. The Company believes that the remaining accrual will be sufficient to cover the remaining termination costs and that planned terminations will be completed and all costs incurred by June 1999.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of the date or of results which may occur in the future.

                                                             Three Months Ended
                                                                 March 31,
                                                     (in thousands, except per share data)
                                                            1999           1998
                                                         -----------    -----------
                  Net revenues                           $   290,037    $   303,123
                                                         ===========    ===========

                  Net (loss) income                      $   (12,370)   $    18,356
                                                         ===========    ===========

                  Diluted net (loss) income per share    $     (0.12)   $      0.18
                                                         ===========    ===========

7.       SUBSEQUENT EVENT:

MOTOROLA'S SMART CARD CHIP ACQUISITION

On April 9, 1999, the Company acquired substantially all of the assets and assumed certain associated liabilities of the Smart Information Transfer (SIT) business of the Semiconductor Products Sector of Motorola, Inc. for approximately $9.4 million. The transaction will be accounted for as a purchase. The transaction is expected to be non-dilutive to the Company's earnings in 1999.

8.       DISPOSITION OF ASSETS

As previously announced in the Company's 1998 Report on Form 10-K, in January 1999, the Company completed the sale of certain items of plant and equipment in Rousset, France for $17.7 million in cash. The Company recorded a pre-tax gain of $14.9 million ($9.5 million after-tax), after disposal costs, which is included in the Company's Condensed Consolidated Statements of Operations under the caption "Interest and other income (expenses), net."

9.       CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. The SOP is effective for the Company's fiscal year ended December 31, 1999, and requires the effect of adoption to be reported as a cumulative effect of change in accounting principle. Accordingly, the Company has adopted the accounting pronouncement effective January 1, 1999. The Company had previously capitalized start-up costs for a fabrication facility at its Rousset, France site during and prior to 1998. These start-up costs (which are displayed in the caption "Other assets" in the Company's Condensed Consolidated Balance Sheet at December 31,
1998) of approximately $48.9 million were written-off in the first quarter of 1999 and presented net of tax for approximately $29.1 under the caption "Cumulative effect of accounting change" in the Company's Condensed Consolidated Statements of Operations. The start-up costs incurred to make this fabrication facility production-ready are substantially complete. Future costs at this facility will be incurred for product development and production. The following unaudited pro-forma table sets forth the impact on income before the cumulative effect of accounting change and net income (loss) from adopting SOP 98-5 in the periods presented as if SOP 98-5 had been implemented in such periods. The pro-forma results are not necessarily indicative of the results which would have occurred had SOP 98-5 been effective in the periods presented, nor are they indicative of future financial results.

                                                          Three Months Ended
(in thousands, except per share data)                         March 31,
                                                             1999          1998
                                                       ----------    ----------
Income before cumulative effect of
    accounting change                                  $   16,698    $   26,793
Cumulative effect of accounting change                       --         (18,508)
                                                       ----------    ----------
Net Income                                             $   16,698    $    8,285
                                                       ==========    ==========
Diluted earnings per share:
    Income before cumulative effect of
        accounting change                              $     0.17    $     0.27
    Net income                                         $     0.17    $     0.08

10.      SEGMENT REPORTING

The Company has four reportable segments, each of which require different design, development and marketing resources to produce and sell semiconductor integrated circuits: Non-volatile Memories, Temic, Application Specific Integrated Circuits (ASIC) and Logic. The items labeled "Unallocated Amounts" are either not allocated to business segments or are not considered by Management in its evaluation of business unit performance.

Information about segments (in thousands):

                                             Non-volatile
                                               Memories        Temic        ASIC         Logic       Total
                                               --------       -------     --------      -------     --------
THREE MONTHS ENDED MARCH 31, 1999

Net revenues from external customers           $124,083       $66,070     $ 79,624      $20,260     $290,037
Segment operating income                         12,216           940       17,978        3,186       34,320

THREE MONTHS ENDED MARCH 31, 1998

Net revenues from external customers           $149,012       $22,500     $ 64,642      $24,238     $260,392
Segment operating income                         18,121           200        4,212        3,740       26,273


Reconciliations of segment information to financial statements (in thousands):

                                                                Three Months Ended March 31,
Operating income                                                   1999             1998
                                                                 --------         --------
Total income for reportable segments                             $34,320          $ 26,273
Unallocated amounts:
    Corporate R&D                                                (13,475)             (159)
    Corporate expenses                                              (122)            5,601
                                                                 --------         --------
Consolidated operating income before interest, taxes,
    and cumulative effect of accounting change                   $ 20,723         $ 31,715
                                                                 ========         ========

11.      COMPREHENSIVE INCOME

The income tax effect of each element of comprehensive income for the three months ended March 31, 1999 and 1998, respectively, is as follows (in thousands):

                                                               Three Months Ended March 31, 1999
                                                           Before-           Tax
                                                            Tax            (Expense)       Net-of-Tax
                                                           Amount          or Benefit        Amount
                                                        -------------    -------------    -------------
             Foreign currency translation adjustments   $     (21,631)   $       7,787    $     (13,844)

             Unrealized gain on securities                      1,354             (487)             867
                                                        -------------    -------------    -------------

             Other comprehensive (loss) income          $     (20,277)   $       7,300    $     (12,977)
                                                        =============    =============    =============

                                                             Three Months Ended March 31, 1998
                                                           Before-           Tax
                                                            Tax            (Expense)        Net-of-Tax
                                                           Amount          or Benefit         Amount
                                                        -------------    -------------    -------------
             Foreign currency translation adjustments   $      (5,578)   $       1,953    $      (3,625)

             Unrealized gain on securities                         69              (25)              44
                                                        -------------    -------------    -------------

             Other comprehensive (loss) income          $      (5,509)   $       1,928    $      (3,581)
                                                        =============    =============    =============

The accumulated balances of other comprehensive income at March 31, 1999 are summarized as follows (in thousands):

                                                                           Current
                                                         Beginning          Period          Ending
                                                          Balance           Change          Balance
                                                        -------------    -------------    -------------
             Foreign currency translation adjustments   $         492    $     (13,844)   $     (13,352)

             Unrealized gain (loss) on securities                (463)             867              404
                                                        -------------    -------------    -------------

                                                        $          29    $     (12,977)   $     (12,948)
                                                        =============    =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Investors are cautioned that certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections about the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to factors such as the effect of changing economic conditions, material changes in currency exchange rates, political instability - including war - in countries where the Company manufactures and/or sells its products, disruptions in production or business systems due to year 2000 issues, conditions in the overall semiconductor market (including the historic cyclicality of the industry), continued financial turmoil in the worldwide markets, risks associated with product demand and market acceptance risks, the impact of competitive products and pricing, delays in new product development, manufacturing capacity utilization, product mix and technological risks and other risk factors identified in the Company's filings with the Securities and Exchange Commission, including the Company's Report on Form 10-K Report. The Company undertakes no obligation to update any forward looking statements in this Form 10-Q.

The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

                                                  THREE MONTHS ENDED
                                                     MARCH 31,
                                                1999           1998
                                             ----------     ----------
 NET REVENUES                                     100.0%         100.0%

 EXPENSES
      Cost of sales                                64.2           63.0
      Research and development                     16.3           14.1
      Selling, general and administrative          12.4           10.7
                                             ----------     ----------
 TOTAL EXPENSES                                    92.9           87.8

 OPERATING INCOME                                   7.1           12.2
 Interest and other income (expenses), net          1.9           (1.7)
                                             ----------     ----------
 INCOME BEFORE TAXES                                9.0           10.5
 Income tax provision                               3.3            0.2
                                             ----------     ----------
 INCOME BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                              5.7           10.3
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE           (10.0)          --
                                             ----------     ----------
 NET INCOME (LOSS)                                 (4.3)%       10.3 %
                                             ==========     ==========

Effective January 1, 1999, the Company changed its fiscal year from a 52 or 53-week year ending on the Monday nearest the last day in December of each year to a calendar year ending December 31. The quarters have changed from a 13-week quarter to a calendar quarter. For presentation purposes, prior year quarters have not been restated as the difference due to this change on the financial results is immaterial. 13-week quarters in the prior year's condensed consolidated financial statements and notes will be referenced with calendar quarters.

NET REVENUES
The Company's net revenues by segment for the three months ended March 31, 1999 and 1998 are summarized as follows:

                                            Three Months Ended
(in thousands)                                   March 31,           Increase/
Segment                                     1999          1998       (decrease)
                                         ----------    ----------    ----------
Non-volatile Memory                      $  124,083    $  149,012    $  (24,929)
Temic                                        66,070        22,500        43,570
ASIC                                         79,624        64,642        14,982
Logic                                        20,260        24,238        (3,978)
                                         ----------    ----------    ----------
Total                                    $  290,037    $  260,392    $   29,645
                                         ==========    ==========    ==========

Net revenues increased 11.4 percent to $290.0 million in the quarter ended March 31, 1999 from $260.4 million in the corresponding quarter of 1998. This increase was primarily attributable to the inclusion of revenues from Temic's sales for $66.1 million for the three months ended March 31, 1999 versus $22.5 million in the corresponding quarter of 1998, which included results for only one month. See Note 6 (Temic Acquisition) of Notes to Condensed Consolidated Financial Statements for a discussion on the Temic acquisition.

Excluding the revenue contribution from Temic, net revenues for the first quarter ended March 31, 1999 would have decreased by 5.9 percent compared to the corresponding quarter of 1998. The decrease was primarily due to the continued excess manufacturing capacity in the semiconductor industry which led to average selling prices (ASPs) to erode approximately 30.0 percent in the first quarter of 1999 compared to the corresponding quarter of 1998 for substantially all of the Company's business segments and products. Demand for the Company's products, however, across all business units increased in the first quarter of 1999 compared to the same period in 1998.

Non-volatile Memory revenues decreased $24.9 million in the first quarter of 1999 compared to the same period in 1998 due to price erosion which was partially offset by increased unit sales. The Company derived approximately 40.0 percent of its revenues from Non-volative Memory sales in the first quarter of 1999 compared to approximately 57.0 percent of its revenues in the same period of 1998. The Company expects prices to improve in the second half of 1999 as prices have improved during the first quarter of 1999, however, prices eroded in the first quarter of 1999 compared to the same period in 1998.

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, characterized by diminished product demand, production overcapacity and subsequent accelerated erosion of average selling prices. The commodity memory portion of the semiconductor industry, from which the Company derives approximately 40.0 percent of its revenues, has continued to suffer from excess capacity during 1999. If these conditions continue, the Company's growth and results of operations would be adversely affected.

The Company's continued success will depend in large part on the continued growth of various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics equipment and military equipment. The Company's success will also depend upon a better supply and demand balance within the industry. While the Company experienced rapid revenues and net income growth from 1994 through 1996, there can be no assurance that this growth will resume in future periods, as was evidenced in 1997 and 1998 and the first quarter of 1999.

The Company's Application Specific Integrated Circuit (ASIC) and Logic businesses represented 27 percent and seven percent, respectively, of total revenues for the first quarter of 1999. Revenues for ASIC increased approximately $15.0 million in the first quarter of 1999 compared to the same period in 1998 primarily due to continued strength in certain of the Company's digital ASICs. Despite ASPs for ASIC products decreasing in the first quarter of 1999 compared to the same period in 1998, much higher unit sales more than offset eroding prices. With the Company's acquisition of the Smart Card IC division of Motorola on April 9, 1999, the Company expects the ASIC business will increase as a percent of total revenues and the amount of manufacturing capacity and Company resources allocated to this business segment will increase starting in the second quarter of 1999. The logic business decreased $4.0 million in the first quarter of 1999 compared to the corresponding period in 1998 due to price erosion in certain of the logic's microcontroller products.

The Company's net revenues by geographic areas for the three-month periods ended March 31, 1999 and 1998 are summarized as follows (in thousands):

                                                     Three Months Ended March 31,
Region                                                   1999            1998
                                                      ----------      ----------
North America                                         $   98,786      $   94,315
Europe                                                    88,195          90,039
Asia                                                     103,056          76,038
                                                      ----------      ----------
Total                                                 $  290,037      $  260,392
                                                      ==========      ==========

Foreign sales increased two percent in the first quarter of 1999 to 66 percent of net revenues compared with 64 percent in the same period of 1998. Sales to Europe decreased approximately two percent or $1.8 million in the first quarter of 1999 compared to the same period in 1998 due to significant price erosion throughout all countries in Europe in which the Company sells to. This decrease was offset by a combination of: (1) increased unit sales and (2) the inclusion of Temic's sales. Fluctuations in the French franc and German mark had an immaterial impact on sales to Europe in the first quarter of 1999 compared to the same period in 1998. The decrease in sales to Europe was offset by increases in sales to Asia.

Sales to Asia increased $27.0 million in the first quarter of 1999 to $103.0 million compared to $76.0 million in the first quarter of 1998. The increase was due to significant increases in unit sales offset slightly by price erosion. If the revenues recorded in the first quarter of 1999 had been calculated at the average yen rate for the first quarter of 1998, revenues would have been $3.3 million lower. In the first quarter of 1999, approximately 40.0 percent of foreign sales were denominated in foreign currencies compared to 27 percent in the first quarter of 1998. This was due to the inclusion of Temic's sales which were primarily denominated in foreign currencies. The Company's revenues and gross margin for the first quarter of 1999 were favorably impacted in part by a weakening of the U.S. dollar against foreign currencies in the markets in which the Company sells products; there can be no assurance that this trend will continue for the remainder of 1999 and the Company may experience similar adverse effects such as was the case in 1998. While sales to Asia have increased in the first quarter of 1999 compared to the same period in 1998, the Company could experience - as was the case in 1998 - the adverse business and financial conditions in Asia, where approximately 35.5 percent of the Company's revenues are generated, would likely have a material adverse effect on the Company's operating results in the future.


COST OF SALES

Cost of sales as a percentage of net revenues increased to 64.2 percent in the first quarter of 1999, from 63.0 percent in the corresponding period of 1998. The increase in cost of sales as a percentage of net revenues was primarily due to increases in fixed costs associated with the expansion of wafer fabrication facilities in Colorado Springs, Colorado and Rousset, France, lower product margins in many of the Company's non-volatile memory products and the inclusion of $39.6 million of additional cost of sales from Temic in the first quarter of 1999 as compared to $16.5 million for the same period in 1998. Although unit cost of sales decreased in the first quarter of 1999 compared to the same period in 1998, the lower product margins were attributable to erosion of average selling prices that were decreasing at a faster rate than the decrease in unit cost of sales.

The Company expects competitive pressures to increase in its markets from existing companies and new entrants, which among other things could further accelerate the trend of such decreasing average selling price. Accordingly, there can be no assurance that the Company will be able to sustain its recent gross margins. The Company has lowered its capital expenditure plan in 1999 and will focus on implementing chemical, mechanical polishing (CMP), 0.35-micron and 0.25-micron technologies in its wafer manufacturing facilities. Implementation of these technologies will enable the Company to achieve cost reductions through die shrinks. However, production delays, difficulties in achieving acceptable yields at its manufacturing facilities or overcapacity could materially and adversely affect the Company's gross margin and future operating results.

RESEARCH AND DEVELOPMENT

As a percentage of net revenues, research and development cost increased to 16.3 percent in the first quarter of 1999, from 14.1 percent in the corresponding quarter of 1998. Research and development expenses increased 28.8 percent from $36.7 million in the first quarter of 1998 to $47.2 million in the first quarter of 1999. The increase was primarily due to the Company's continued investment in the shrinking of the die size of its integrated circuits from 0.65-micron and 0.5-micron line widths to 0.35-micron, 0.25-micron, and 0.18-micron line widths, enhancement of mature products, development of new products, advanced CMOS, BiCMOS, and Silicon Germanium process technologies, manufacturing improvements, the costs associated with increasing production capacity in Colorado Springs and Rousset and the inclusion of Temic's research and development expense for the full quarter of 1999 compared to only one month in the corresponding quarter of 1998. The Company believes that continued investments in process technology and product development are essential for it to remain competitive in the markets it serves and is committed to high levels of expenditures for research and development. The Company spent approximately $12.4 million in the first quarter of 1999 on research & development activities necessary to realize Temic's in-process research & development activities related to product development, process development, including silicon germanium process technologies, and system level integration development. The Company believes that these projects are progressing in accordance with original estimates.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by 29.1 percent to $35.9 million in the first quarter of 1999 from $27.8 million in the first quarter of 1998. The increase was largely due to the inclusion of Temic's selling, general and administrative expense for the full three months ending March 31, 1999 versus only one month for the first quarter of 1998, higher selling costs due to higher revenues, offset by lower headcount. As a percentage of net revenues, selling, general and administration expenses were 12.4 percent for the first quarter of 1999 and 10.7 percent for the corresponding quarter of 1998. The Company expects selling general and administrative expenses to increase as a percent of net revenues due primarily to expansions in international markets, legal costs associated with intellectual property litigation and provision for doubtful accounts receivable. Although the Company did not experience significant provisions in the first quarter of 1999, the provision for doubtful accounts receivable may increase as the Company continues to evaluate the status of its accounts receivable. The potential increase could be due to the aging of accounts receivable, higher revenues, continued weakened business conditions, less financially strong customers, or the higher percentage of receivables in foreign countries. The Company believes it has adequate reserves in relation to these uncertainties.

INTEREST AND OTHER INCOME (EXPENSES), NET

The Company reported $5.4 million of net interest and other income (expenses) for the first quarter of 1999, compared to ($4.4) million of net interest and other income (expenses) for the corresponding period of 1998. The increase in net interest and other income (expenses) was primarily due to a $14.9 million pre-tax gain related to the sale of certain assets (see Note 8 of Notes to Consolidated Financial Statements) and higher interest income due to higher cash and short-term investment balances. These increases were offset by a combination of (1) higher interest expense of $1.6 million associated with the April 1998 zero coupon convertible debt financing for $115.0 million which was used to finance the expansion of the Company's fabrication facilities in Colorado Springs and Rousset, and to finance the acquisition of Temic during the first quarter of 1998, and (2) losses on disposals on non-essential fixed assets for $2.4 million.

INCOME TAX PROVISION

The Company's effective tax rate was 36.0 percent for the three months ended March 31, 1999 compared to 1.8 percent for the three months ended March 31, 1998. The increase was attributable to certain items associated with the acquisition of Temic, including the write-off of in-process research and development expenses, for which no tax benefit was recorded in the first quarter of 1998. For the remainder of 1999, the Company expects the effective tax rate to be 36.0 percent. The effective tax rate increase of 34.2 percent caused the income tax provision to increase $8.9 million in the first quarter of 1999 from $0.5 million in the first quarter of 1998 on lower income before taxes of $26.1 million in the first quarter of 1999 compared to $27.3 million in the first quarter of 1998.

NET INCOME

Net loss of $12.4 million for the first quarter of 1999 decreased $39.2 million from net income of $26.8 million in the corresponding period of the prior year. The decrease was primarily due to the write-off of previously capitalized start-up costs of $29.1 million (see Note 9 of Notes to Condensed Consolidated Financial Statments) and lower gross margins for non-volatile memory products.

RISKS ASSOCIATED WITH TEMIC ACQUISITION

The Company acquired Temic on March 1, 1998. While the Company believes the Temic acquisition is in the best interest of the Company and its shareholders, there can be no assurance that management of the Company will be successful in its efforts to integrate the operations of Temic. There are significant risks associated with the Temic acquisition, including but not limited to difficulties in integration of product offerings, manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of Temic integration may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and the necessity of integrating personnel with disparate business backgrounds and combining two corporate cultures. The integration of operations following the Temic acquisition requires the dedication of management resources that may distract attention from day-to-day business and may disrupt key research and development, marketing or sales efforts. The inability of management to successfully integrate the Temic acquisition could have a material adverse effect on the business, operating results and financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had $335.2 million in cash and short-term investments, an increase of $11.6 million from $323.6 million at December 31, 1998, and $539.0 million in net working capital, an increase of $46.9 million from $492.2 million at December 31, 1998. Accounts receivable increased 2.7 percent to $259.4 million at March 31, 1999 from $252.6 million at December 31, 1998. The average days of accounts receivable outstanding were 85 days and 88 days for the first quarter of 1999 and 1998, respectively. The decrease in average days outstanding was due primarily to an improved collection environment. The Company monitors collection risks and provides an adequate allowance for doubtful accounts related to these risks. While there can be no guarantee of collecting these receivables, the Company believes that substantially all net receivables will be collected given their customer's current credit ratings and expects that average days outstanding will decrease with improved business conditions. For the three months ended March 31, 1999, there were no material write-offs of accounts receivables. Inventories increased $0.3 million to $240.6 million at March 31, 1999 from $240.3 million at December 31, 1998. The inventory turnover for the three months ended March 31, 1999 and 1998 was 4.8 and 4.0 times, respectively. The 0.8 increase in inventory turnover is due to inventory increasing in the first quarter of 1998 with declining sales and a continuance of production.

The Company believes that its existing sources of liquidity, together with cash flows from operations, lease financing on equipment and other short- and medium-term bank borrowings, will be sufficient to meet the Company's liquidity and capital requirements through 1999. The Company may, however, seek additional equity or debt financing to fund the expansion of its wafer fabrication capacity or other projects; the timing and amount of such capital requirements cannot be precisely determined at this time. There can be no assurance that such financing would be available in amounts or terms acceptable to the Company.

CASH FLOW FROM OPERATING ACTIVITIES

During the three months ended March 31, 1999, net cash provided by operations decreased $2.9 million to $34.1 million compared to $37.0 million in the same period of 1998. The decrease was primarily due to: (1) cash used for net working capital purposes of $31.1 million in the first quarter of 1999 compared to $7.5 million in the same period in 1998 and (2) a decrease in net income of $39.2 million in the first quarter of 1999 compared to the same period in 1998. These decreases were offset by: (1) a $33.7 million decrease in cash used for inventory. In the first quarter of 1998, cash used for inventory activities increased due to declining sales and a continuance of production and (2) a non-cash charge of $29.1 million in the first quarter of 1999 for the cumulative effect of accounting change (see Note 9 of Notes to Condensed Consolidated Financial Statements).

CASH FLOW FROM INVESTING ACTIVITIES

Net cash provided by investing activities was $10.4 million for the three months ended March 31, 1999 compared to net cash used in investing activities of $220.6 million in the first quarter of 1998, an increase of $231.0 million. This was due to: (1) capital expenditures in the first quarter of 1999 was $15.6 million compared to $75.9 million in the same period of 1998. This reduction of $60.4 million is due to the fabrication facility in Rousset, France being substantially complete and an overall reduced capital expenditure budget in 1999, (2) the acquisition of Temic in the first quarter of 1998 for $108.3 million, and (3) $31.6 million of reduced net investments in marketable securities. The Company will fund the remaining capital expediture budget in 1999 for approximately $130.0 million (which includes the acquisition of the Smart Card IC division of Motorola-see Note 7 of Notes to Condensed Consolidated Financial Statements) using a combination of existing cash, sale of short-term investments, and equipment lease financing.

CASH FLOW FROM FINANCING ACTIVITIES

In the first quarter of 1999, net cash used by financing activities was $18.0 million compared to net cash provided by financing activities of $150.8 million in the first quarter of 1998, a change of $168.8 million. The decrease was primarily due to: (1) the $189.4 million of capital lease and bank borrowings in the first quarter of 1998 which included a $110.0 million short-term loan from Nationsbank. The short-term loan was used to finance the acquisition of Temic and was subsequently repaid from the net proceeds received in connection with the zero coupon convertible debt financing completed in April 1998, (2) payment made for settlement of warrants amounted to $2.5 million in the first quarter of 1999. In April 1999, the Company paid an additional $4.0 million to settle 1.2 million shares of warrants. The Company's maximum potential obligation in the second quarter of 1999 is $29.9 million; because the settlement of this obligation is tied to the Company's stock price, the Company can not yet determine the amount of cash that will be required to settle the remaining warrants, and (3) the repurchase of 1.0 million shares of the Company's common stock for $16.6 million in the first quarter of 1998. The Company from time to time may repurchase its common stock under the stock repurchase program (see
Note 5 to Notes to Condensed Consolidated Financial Statements) when favorable market conditions exist and funds are available. The Company is authorized to repurchase an additional 8.6 million shares. The Company can not estimate when favorable market conditions will exist, the timing, or the amount of cash that will be used, if any, to repurchase its common stock.


YEAR 2000 RISKS

The Company is assessing and planning for Year 2000 computer date issues at all of its design, manufacturing and sales locations.

The Company initiated a program during 1997 to review its computer hardware and software systems, to prioritize and determine the impact of, and to provide solutions for Year 2000 requirements. The Year 2000 program is being conducted in five parallel phases - (i) planning, (ii) inventory/impact, (iii) remediation, (iv) testing and (v) implementation.

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

The Company expects phases (i) through (iv) of the Year 2000 program to be completed for all internal systems by June 30, 1999. Implementation of phase (v) requires formalizing contingency plans for any non-compliant computer systems, equipment or suppliers. The Company will address all possible issues related to non-compliance and devise mitigating procedures. This process will begin in July 1999 and will be completed in the fourth quarter of 1999.

The Company has surveyed all of its critical manufacturing equipment vendors and material and utility suppliers for Year 2000 compliance. All the equipment and utility vendors have responded and their progress is being monitored closely. The Company has not received surveys from all of its critical suppliers, but expects to do so by the end of May 1999. The Company will establish contingency plans to obtain the goods and services provided by any vendors determined to be non-compliant at the end of June 1999.

The Company's products are not date sensitive unless they have been programmed that way by its customers. The Company's microcontroller products are not designed with specific date functions and rely on user provided programming for their operation. The Company's non-volatile memory products are also user programmable devices. There are no date related logic functions within the circuits and therefore depend on the customer for compliance with Year 2000 date compatibility. EPLDs are programmable logic devices that are designed to allow customers to perform a broad range of logic functions. The Company provides no specific date functions in its EPLDs, but a customer may configure these circuits to perform date calculations if required. Similarly, FPGAs are logic devices where any date functionality is designed by the customer after purchasing the product from the Company. There is no date related function or logic inside the Atmel FPGA unless a customer has chosen to program the FPGA logic that way. ASIC products are designed to customers' specifications and the Company has no control over date functions required by customers of such circuits.

The Company's costs related to identifying and addressing Year 2000 issues world-wide are estimated to be $7.0 million. Thus far, the major costs associated with identifying and addressing Year 2000 issues have been in-house labor costs and equipment upgrades. For the first quarter of 1999, approximately $2.2 million was spent to identify and correct Year 2000 related issues. Equipment and computer systems purchased through the normal course of business have been qualified as Year 2000 compliant prior to purchase.

If the Company were unable to successfully upgrade its IT and non-IT systems to be Year 2000 compliant, its wafer production systems and business and financial information systems could be materially and adversely affected, which in turn could result in a material adverse effect on the Company's business, operating results and financial condition.

ITEM III: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

The Company has short-term debt, long-term debt and capital leases totaling approximately $816.6 million at March 31, 1999. Approximately $653.6 million of these borrowings have fixed interest rates. The Company has approximately $163.0 million of floating rate debt which is based on the London Inter-Bank Official Rate (LIBOR) and short-term Paris Inter-Bank Official Rate (PIBOR). The Company does not hedge either of these rates and could be negatively affected should either of these rates increase. A hypothetical 40 basis point increase in both of these interest rates would have a $0.7 million adverse impact on income before taxes on the Company's Condensed Consolidated Statements of Operations. While there can be no assurance that both of these rates will remain at current levels, the Company believes that these rates will not increase significantly (defined as an increase of more than 40 basis points) and cause a material adverse impact on the Company's results of operations and financial position.

FOREIGN EXCHANGE RISK

The Company faces exposures to adverse movements in foreign currency exchange rates that could have a material adverse impact on the Company's financial results. Subsequent to the acquisition of Temic, the Company's revenues in Europe are primarily denominated in foreign currencies. For European receivables denominated in foreign currencies (the majority of which are in French franc and German mark), the Company has offsetting foreign currency liabilities to act as a natural hedge and therefore no hedging program exists for European sales.

All of the Company's sales to Asia, except Japan, are denominated in U.S. dollars. The Company's revenues in Japan are hedged using a loan denominated in yen approximately equal to accounts receivable which are also denominated in yen. At December 31, 1998, the Company had forward exchange contracts with maturities of less than three months for $5.1 million to hedge foreign currency risk in Japan. At March 31, 1999, these contracts have expired as the yen-denominated accounts receivables decreased approximately $5.1 million. To the extent that accounts receivables differ from this loan, the Company will buy forward exchange contracts to hedge the additional exposure. For the three months ended March 31, 1999, approximately 25 percent of total revenues were denominated in foreign currencies versus approximately 17 percent for the corresponding period of 1998 due primarily to the inclusion of Temic's sales, the majority of which are denominated in foreign currencies. There is additional foreign currency risk associated with this higher proportion of sales denominated in foreign currencies on revenues and gross margin. The Company's revenues and gross margin were positively impacted as foreign currencies have strengthen in relation to the U.S. dollar in the first quarter of 1999 compared to the first quarter of 1998. There can be no assurance that this trend will continue for the remainder of 1999.

PART II     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that management believes could have a material adverse effect on the Company's operating results.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

See Note 5 of Notes to Condensed Consolidated Financial Statements. These transactions were exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended. The transaction was privately negotiated and each offeree and purchaser was an accredited investor/qualified institutional buyer. No public offering or public solitation was used by the Company in the placement of these securities.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibit:

27.1    Financial Data Schedule

(B) Reports on Form 8-K:

None

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



                                             ATMEL CORPORATION
                             ---------------------------------------------------
                                               (Registrant)



MAY 14, 1999                             /S/  GEORGE PERLEGOS
                             ---------------------------------------------------
                                              GEORGE PERLEGOS
                                    President, Chief Executive Officer
                                      (Principal Executive Officer)



MAY 14, 1999                              /S/  DONALD COLVIN
                             ---------------------------------------------------
                                               DONALD COLVIN
                             Chief Financial Officer and Vice President, Finance
                                (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
  NO.          DESCRIPTION
-------        -----------
27.1           Financial Data Schedule