Form 10-K405/A
period 1998-12-31
ATMEL CORP
filed 1999-07-21
CIK 872448

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
PREFERRED SHARE RIGHT (CURRENTLY ATTACHED TO AND TRADING ONLY WITH COMMON STOCK)
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. YES [X] NO [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 5, 1999 as reported on the Nasdaq National Market, was approximately $1,556,300,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 5, 1999 Registrant had outstanding 100,119,747 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1999 is incorporated by reference in Part III of this Report on Form 10-K/A to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

RECENT DEVELOPMENTS

     On March 1, 1998, the Company acquired the integrated circuit (IC) business of Temic Telefunken Microeletronic (Temic) of Heilbronn, Germany, a wholly owned subsidiary of Daimler.Benz A.G., from Vishay Intertechnology for $99.3 million cash. Temic designs, manufactures and sells analog, microcontroller and ASIC products that service the automotive, telecommunications, consumer and industrial markets. The Company's operating results for the year ended December 31,1998 included approximately ten months of the results of Temic, which included $238.4 million of net revenues.

     In January 1999, the Company completed the sale of certain items of plant and equipment in Rousset, France for $17.7 million. The assets sold had been written down to fair market value as the result of an asset impairment reserve provided in December 1997. At the time the impairment reserve was provided, the Company was unable to determine what period Fab 6 would cease to be used as a manufacturing facility due to issues transitioning certain customers who used Fab 6 as their sole source of wafers. However, a worldwide excess of semiconductor manufacturing capacity made this facility uneconomic to operate and, during the fourth quarter of 1998, the Company agreed to sell the manufacturing equipment in Fab 6. The Company expects to recognize a gain in the first quarter of 1999 of $17.3 million in connection with this transaction.

     In January 1999, Atmel announced that it signed a non-binding memorandum of understanding to acquire the Smart Information Transfer (SIT) business of the Semiconductor Products Sector of Motorola, Inc. Under the terms of the memorandum of understanding, Atmel intends to purchase substantially all of the assets of the SIT business and assume certain associated contractual liabilities. The deal includes the transfer of intellectual property, but does not include Motorola's wafer fab. The Motorola fab will continue to manufacture smart card chips under contract for about 15 months. As the Company absorbs the new group, we intend to move manufacturing to our own wafer fabs, however the research and development group will remain in Scotland. The transaction was completed in early April 1999 and is expected to be non-dilutive to Atmel's earnings in 1999. The SIT unit will complement Atmel's emerging business in smart cards. Atmel also stands to gain from the group's strong presence in Europe. Smart cards have been common in Europe, especially in France, for years and are used primarily as bank, pay phone and health identification cards. The SIT unit is mostly located in Scotland and employs about 85 people, primarily in designing smart card integrated circuits. We believe that this deal will place Atmel third among suppliers of chips to the smart card industry. This unit is expected to contribute $30 million of revenue in 1999, ramping up to $100 million by the year 2002. Actual results could differ materially from these expectations. There can be no assurance that the Company will be able to integrate SIT's broad array of technologically advanced products and design and engineering capabilities into Atmel's existing technology base, products and smart card business. The

Company believes there is significant market potential for smart card applications, however this market potential may never be realized if the Company's products are not well received in the marketplace. A failure in one or more of the above adverse factors could materially adversely affect the Company's results of operations and financial position.

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

  NONVOLATILE MEMORIES

     The Company's memory products are used to provide nonvolatile program and data storage in digital systems for a variety of applications and markets, including computing, telecommunications, data communications, consumer electronics, automotive, industrial/instrumentation and military/avionics. These products all retain their contents even when power is removed and offer customers a choice of price and features to suit their intended applications.

     EPROMs. The Company shipped its first EPROM in early 1986. The worldwide EPROM market is intensely competitive and characterized by commodity pricing. The Company's strategy is to target the high-performance end of this market by offering faster speed, higher density (or capacity) and lower power usage devices. The Company currently offers EPROMs in a wide range of density configurations. EPROMs can not be reprogrammed within the end product and hence are generally used to contain the operating programs of products such as hard disk drives, CD-ROM drives and modems.

     Parallel-Interface EEPROMs. The Company is a leading supplier of high performance parallel-interface EEPROMs. The Company introduced its first parallel-interface EEPROM product in 1986 to address the system memory requirements of the military, commercial avionics, and emerging telecommunications equipment markets. As compared to the EPROM device, the EEPROM device allows updating the memory contents (e.g. memory dial feature in cellular telephone applications) within the system while it is in the field. The parallel-interface EEPROM is positioned as the high reliability, flexible solution where updates can be frequently made to as little as one character at a time or the entire contents. The Company's parallel-interface EEPROMs are used in products such as cellular telephones, communications equipment, and navigation systems.

     The Company believes that its parallel-interface EEPROM products represent the most complete parallel-interface EEPROM product-line in the industry. The Company has maintained this leadership role through early introduction of high speed and low power consumption products. The Company was the industry's first supplier of the fastest 256K parallel-interface EEPROM and the first volume producer of 1-megabit and 4-megabit products.

     Serial-Interface EEPROMs. Atmel used its EEPROM technology leadership and 6-inch sub-micron fabrication capability to enter the serial-interface EEPROM market in 1991. This move allowed the Company to substantially broaden its EEPROM product offerings to include most package and temperature configurations required by customers in certain segments of the serial-interface EEPROM market. The serial-interface EEPROM product line incorporates many of the reliability, speed and other features of the Company's parallel-interface EEPROM products. These products are generally used to contain user-preference data in cellular and cordless telephones, home appliances, automotive applications and computer peripherals.

     Flash Memories. Flash memories are nonvolatile devices that can be reprogrammed in-system. Flash memories offer a middle ground in price and level of reprogrammability between EPROMs and EEPROMs. Introduced in late 1989, Atmel's Flash memories, based on its EEPROM technology, were the industry's first Flash memories that could be reprogrammed using a lower power source than utilized by many EPROM-based Flash memories. These lower power requirements are particularly important in portable telecommunications and consumer electronic products and other systems where small size, low weight and longer battery life are critical customer requirements. The Company currently offers Flash memories for use in personal computer graphics and network cards, and for use in the cellular telephone and networking markets.

     The flexibility and ease of use of the Company's Flash memories also make them an attractive alternative to EPROMs in systems where program information stored in memory must be rewritten after the system leaves its manufacturing environment. In addition, many customers use Flash memories within their system manufacturing cycles, affording them in-system diagnostic and test programming before programming the product for final shipment. The reprogrammability of Flash memories also serves to support later system upgrades, field diagnostic routines and subsequent reconfigurations, as well as capturing voice and data messages for later review.

     DataFlash(R) Memories. The DataFlash(R) products represent one of the newest innovations in nonvolatile memory from the Company. Arising out of a need for memory devices that provide the flexibility of serial-interface EEPROMs and the cost, speed and density advantages of Flash memories, the Company began shipping DataFlash(R) products in April 1997 and has already established market leadership. DataFlash(R) products were designed to easily and efficiently handle large amounts of frequently changing data, ideally addressing the needs of digital voice storage, digital image storage, and text/data storage applications such as digital answering machines, cellular phones, fax machines, digital cameras and computer peripherals. Customers also prefer DataFlash(R) to save on their design costs for applications where high speed data transfer is not required.

  TEMIC

     Temic is a wholly owned European subsidiary producing IC products to service the automotive, telecommunications, consumer and industrial markets. Although some of its products overlap with one or more of the other segments, the Temic segment is managed as a discrete business with its own design, development, manufacturing and marketing resources.

     Temic is focused on developing and marketing high-frequency products for cordless and cellular phones. Those products, some of which are using a new manufacturing process designed for high-frequency communications called silicon germanium, are primarily used in digital cellular and cordless phones.

     For automotive applications, Temic offers a family of read, read/write and encryption identification ICs, which are used for access control and operate at low frequencies. These ICs are used in combination with a reader IC offering contactless identification for a wide variety of applications.

     Another product family is based on radio frequency (RF)-Link technology, which is used for remote keyless entry for automobiles, as well as for all other RF Remote Control applications, such as air conditioning control, garage openers, outside wireless temperature monitoring and security home alarm systems.

     Temic also specializes in providing intelligent load driver ICs suited for the rugged automotive environment. These ICs are manufactured using a specialized high voltage technology adapted to the automotive environment. The applications for these automotive products are primarily motor drivers and smart valve controls.

     Temic's microcontroller product solutions utilize Intel compatible architectures. These products are manufactured on a standard manufacturing process. Temic also offers a radiation hardened process which enables its customers to use the products in space. The major applications today are ASICs and microcontrollers for satellite communication.

  ASICS

     The Company manufactures and markets three types of ASICs. An ASIC is designed for a single application and is typically purchased by a single customer. The design of an ASIC can be done by Atmel, the customer, or in most cases a combination thereof. ASICs are complex devices, able to perform a number of information processing and storage functions. They can link directly to input/output devices such as keyboards, LEDs, microphones, speakers and in some cases radio antennas. A single ASIC often replaces a number of standard processing and storage ICs in a customer's product. Atmel's customers benefit by reducing the cost, size, weight, and power consumption of its end product while increasing performance.

     The three types of ASIC cover almost all the possible requirements of a customer, in terms of complexity of the device, time-to-market, development cost and unit price:

     Gate Arrays. A gate array is a user-specifiable logic IC consisting of an array of general purpose logic functions which are interconnected to form complex subsystems. The interconnections are made in the later stages of the chip fabrication process according to requirements specified by Atmel's customer. The general purpose logic functions are built into the chip in the early stages of its fabrication. It can then be stored, partially completed, while waiting for specific interconnection instructions from Atmel's customers. This provides fast turn-around of customer-specific ICs, typically in 2-3 weeks after receipt of a customer's interconnection instructions. When more space and cost efficient customer specific ICs are needed, CBICs provide a practical approach but take 8-14 weeks to deliver to the customer. Gate arrays are ideal for applications where rapid time-to-market and low development cost are important customer requirements.

     Cell-based ASICs (CBICs). CBICs are user-specifiable logic and/or analog ICs prepared from a library of functions which have been pre-designed and proven. Using computer aided engineering tools to prepare and verify a particular IC design, Atmel's customer selects a particular combination of functions from the library to create a desired system. Atmel then fabricates the chip based on the resulting design. By using pre-defined functions, CBICs permit delivery of a finished product in 2-4 months whereas developing the same IC functions from scratch could take as long as 6-15 months. Because CBICs integrate their functions more compactly than gate arrays and other user-specifiable logic ICs, they offer more functions, higher speed and a lower cost per function.

     Full Custom ASICs. Full Custom ASICs are designed in every detail for a specific client. They can include all the functionality of a CBIC, together with radio-frequency elements for direct connection to an antenna. They are the smallest, fastest and most powerful of the ASIC product range. In high-volume applications, they bring significant cost reductions to Atmel's customers.

     All of Atmel's ASIC products can contain embedded nonvolatile memory blocks (Flash or EEPROM). These give the dual benefits of being able to be reprogrammed while retaining their content while the device is powered down. They are particularly useful for storing the program code for embedded microcontrollers, and for changeable information such as personal information and access codes. Atmel believes that few of its competitors are able to offer this combination of logic, microcontroller and nonvolatile memory on a single chip. Atmel's ASICs are designed using state-of-the-art computer-assisted design (CAD) tools. These tools are provided by third-party suppliers, with whom Atmel works closely in order to streamline the design flow, and ensure right-first-time silicon. Atmel focuses its ASIC product range on a number of key high-volume, high-growth markets such as mobile communications, consumer electronics, personal computer peripherals and networks.

  LOGIC

     Microcontrollers. Atmel offers three embedded microcontroller architectures targeted at the high-volume embedded controller market. The portfolio includes the industry standard 8-bit 80C31 marketed under the Atmel or Temic brand. The 80C31 licensed from Intel is the highest volume 8-bit microcontroller in the marketplace. Typical applications include monitor and keyboard controllers for personal computer peripherals and industrial control applications. The second architecture is the ARM Thumb(R) 16/32-bit RISC architecture licensed from Advanced Risc Machines Ltd. The ARM-Thumb is the defacto standard 16/32-bit embedded microcontroller with over 41 licensees supporting the architecture. Typical applications are global positioning and navigation systems and point of sale terminals. The third is the AVR 8-bit RISC microcontroller that is the highest performance IC in its class. The AVR offers 16-bit performance at an 8-bit price. Typical applications are single chip mobile and cordless phones, appliances, networking, and remote controls.

     Atmel makes these microcontroller architectures available to customers in any of three ways. They can be purchased as standard products, as application specific standard products (ASSPs) for use in products such as smart cards, telephone answering devices and remote keyless entry systems, or as a microcontroller core in the ASIC library to be used for system-on-a-chip (SOC) solutions.

     The Company differentiates itself by building non-volatile memory and peripheral functions into the same IC as the microcontroller. Integrating in system programmable memory provides the ability for our customers to modify a system's control program without removing the chip from the system. This allows for applications such as easily reprogramming a vending machine to recognize the pattern of new coins or bills. The company targets these devices for use in high-volume consumer electronics, computer peripherals, telecommunications and industrial markets.

     Programmable Logic Devices (PLDs). PLDs are part of a spectrum of user-specifiable logic ICs. They offer Atmel's customers the easiest system design and fastest time-to-market, although within the spectrum they are the least efficient in terms of space and cost per function. Often a customer will prototype, debug and begin marketing an end system using PLDs then convert the design to more cost efficient gate arrays or CBICs for high volume manufacturing.

     Atmel began shipping PLDs in 1987. Programmable logic is based on the same programmable technology as nonvolatile memory and so was a natural extension of the Atmel technology base. PLDs are used as relatively simple logic replacement in many electronic products sold in the consumer, industrial and military markets. PLDs allow system makers to differentiate their product quickly and easily for rapid time-to-market. PLDs provide high performance and diverse functionality and are ideal for control functions, decoders and counters.

     Atmel's PLDs are particularly useful for their superior low-power consumption. Because the Company manufactures its own PLDs, the Company believes it has one of the best cost structures in the market for both simple PLDs (SPLDs) and complex PLDs (CPLDs). Once the customer's product is in the marketplace, Atmel offers its customers the ability to migrate from PLDs to Atmel gate arrays with minimal conversion effort. By migrating, the customer can reduce overall cost and device size yet keep the functionality and performance features of the PLD. In addition, Atmel provides proprietary and third-party software packages to program these logic devices quickly and easily. The Company targets its PLDs in markets such as networking, telecommunications, computers, and consumer electronics.

     Field Programmable Gate Arrays ( FPGAs). FPGAs are part of a spectrum of user-specifiable logic ICs. They offer Atmel's customers the same fast time-to-market as PLDs, but add more system complexity and generally require more design effort by the customer. FPGAs are more space and cost efficient than PLDs but they are less efficient than user-specifiable gate arrays or CBICs. Occasionally customers will use FPGAs to prototype, debug and begin manufacturing their systems then convert the design to more cost effective gate arrays or CBICs for high volume manufacturing.

     In 1993, Atmel acquired the technology and certain technical personnel for FPGAs and has since expanded its FPGA product offerings. The Company believes that its FPGA designs are well suited for data and computation intensive applications and offer its customers a migration path among logic solutions as their volume and cost requirements change. Atmel's FPGAs provide quick implementation of complex logic, system-level functions and memory in a single reprogrammable chip. They also have significantly higher density logic (capacity per chip) for logic than our PLDs resulting in smaller system size, reduced power and lower cost for the customer. FPGAs also have a completely flexible architecture that can be molded to the application to enable the implementation of higher speed custom logic. The customer benefits are increased design flexibility, higher system speed, product differentiation and faster time to market, especially for leading edge products where standards are not already established.

     Atmel provides a complete migration path for customers from a CPLD through a fully custom SOC. Atmel also offers the FPGA as an embedded core to enable programmable system level integration (PSLI) products to be built. Atmel's high volume manufacturing capabilities also provide a cost structure that enables Atmel to offer better performance/price than other fabless FPGA companies. Atmel has also established a complete network of design centers in major international markets that provide FPGA implementation and system-level design services for its customers. Atmel's FPGAs are ideally targeted for networking, telecommunications, data communications and test equipment markets.

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

     In order to achieve high-frequency with high efficiency and very low noise, Temic has developed a silicon germanium (SiGe) technology. This technology is based on the well-established bipolar silicon process technology, but one of the key process steps -- the epitaxial layer -- is modified by adding germanium to the silicon. The minimum feature size of 0.8-microns supports design of very small RF receivers and transceivers as well as power amplifiers. This technology is designed to replace gallium arsenide (GaAs) technology, which is commonly used for power amplifiers in cellular telephones.

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

     The following table summarizes the Company's transactions related to its put and call warrants (in thousands, except Weighted Average Exercise Prices):

                            CUMULATIVE NET      WEIGHTED                           SHARES
                               PREMIUM          AVERAGE       SHARES COVERED     COVERED BY     POTENTIAL
                               RECEIVED      EXERCISE PRICE   BY PUT WARRANTS   CALL WARRANTS   OBLIGATION
                            --------------   --------------   ---------------   -------------   ----------
DECEMBER 31, 1995.........     $      0          $    0                0                0        $      0
Sales of put warrants.....        9,223           22.31            3,275                           73,099
Purchases of call
  warrants................       (9,223)          26.31                0            1,638               0
Settlement of put
  warrants................        8,886           19.71           (2,275)                         (44,849)
Settlement of call
  warrants................         (753)          23.68                            (1,138)
                               --------                           ------           ------        --------
DECEMBER 31, 1996.........        8,133                            1,000              500          28,250
Sales of put warrants.....        5,238           23.03            2,000                           46,050
Purchases of call
  warrants................       (5,238)          26.07                0            1,000               0
Settlement of put
  warrants................        5,375           28.25           (1,000)                         (28,250)
Settlement of call
  warrants................         (950)          32.31                              (500)
                               --------                           ------           ------        --------
DECEMBER 31, 1997.........       12,558                            2,000            1,000          46,050
Sales of put warrants.....       20,250           18.85            3,700                           69,730
Purchases of call
  warrants................       (4,600)          21.46                             1,850
Settlement of put
  warrants................      (18,980)          19.43           (2,200)                         (42,730)
Settlement of call
  warrants................          780           14.81                            (1,000)
Expiration of put
  warrants................            0           20.26             (800)                         (16,200)
Expiration of call
  warrants................            0           26.07                              (500)
                               --------                           ------           ------        --------
DECEMBER 31, 1998.........     $ 10,008                            2,700            1,350        $ 56,850
                               ========                           ======           ======        ========

     The put warrants entitle the aforementioned independent third party to sell shares of the Company's common stock to the Company at specified strike prices and exercise dates, while the call warrants entitle the Company to buy from the same third party shares of the Company's common stock at specified strike prices and exercise dates.

     The outstanding put warrants and corresponding call warrants expire on May 4, 1999 and May 14, 1999, respectively, are exercisable only on the maturity date, and may be settled in cash or shares of common stock, at the Company's option. The May 4 position was closed out in January 1999; the May 14 position was closed out in April and May 1999. All put and call warrants have been closed out as of May 14, 1999.

     The maximum potential repurchase obligations of the Company as of December 31, 1998 are as follows: 1,500,000 shares with a strike price of $18.00 or $27,000,000 and 1,200,000 shares with a strike price of $24.88 or $29,850,000.
The put warrants have been classified separately on the balance sheet to reflect the maximum potential obligation of the Company. There was no impact on basic and diluted net income per share in 1998, 1997 or 1996 resulting from these transactions.

     Each of the warrants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Each transaction was privately negotiated and each offeree and purchaser was an accredited investor/qualified institutional buyer. No public offering or public solicitation was used by the registrant in the placement of these warrants.

     In October 1996, the Company issued 100,000 shares of common stock to Novtek, Inc. and its two principal shareholders in connection with the Company's acquisition of approximately 40% of the outstanding capital stock of Novtek. The aggregate market value of securities issued was $2,625,000. The shares were not registered under the Securities Act in reliance upon the exemption provided by
Section 4(2) thereof. The shares were issued in a private placement to a corporate entity and two of its principal shareholders, each of whom was an accredited investor with the ability to protect its interests. No general solicitation or other selling efforts were made in connection with the issuance of the shares and the Company provided Novtek, Inc. with copies of its appropriate filings under the Securities Act of 1934, as amended. The shares were registered for resale on Form S-3 under the Securities Act which became effective on October 25, 1996.

     In November 1996 the Company issued 335,000 shares of its common stock to TCSI Corporation in consideration for the purchase of certain assets. The aggregate market value of securities issued was

$10,000,000. The shares were not registered under the Securities Act in reliance upon the exemption provided by Section 4(2) thereof. The shares were issued in a private placement to a single corporate entity with substantial economic resources and the ability to protect its interests. No general solicitation or other selling efforts were made in connection with the issuance of the shares and the Company provided TCSI Corporation with copies of its appropriate filings under the Securities Act of 1934, as amended. The shares were registered for resale on Form S-3 under the Securities Act which became effective on November 26, 1996.

     In April 1998, the Company sold its zero coupon convertible subordinated debentures due in 2018 ("the Debentures"), in a private offering to qualified institutional investors. The Debentures, which have a face value of $296 million, were priced with a yield to maturity of 5.5% and resulted in gross proceeds to the Company of approximately $115 million. The Debentures and the Common Stock issuable upon conversion of the Debentures were not registered under the Securities Act in reliance on the exemptions afforded by Section 4(2) and Regulation S of the Securities Act. The Debentures and the Common Stock issuable upon conversion of the Debentures were offered and sold in the United States by the Initial Purchaser only to qualified institutional buyers in reliance on Rule 144A under the Securities Act, and outside the United States to non-United States investors pursuant to Regulation S under the Securities Act.

     In June 1998 the Company issued 207,966 shares of common stock to the former shareholders of DCT in connection with the Company's acquisition of all the outstanding shares of DCT. The aggregate market value of securities issued was $2,652,000. The shares were not registered under the Securities Act in reliance upon the exemption provided by Section 4(2) thereof. The shares were issued in a private placement to 22 investors, including three accredited investors. Except for one accredited investor, all other investors were employees of DCT who became employees of Atmel. No general solicitation or other selling efforts were made in connection with the issuance of the shares and the Company provided the DCT investors with copies of its appropriate filings under the Securities Act of 1934, as amended.

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

     The fluctuations in the numbers shown above are discussed in Item 7 of this Report on Form 10-K/A as part of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     The Company's net revenues by geographic delivery location (see Note 11 of the Consolidated Financial Statements) for the three years ended December 31, 1998, 1997 and 1996 are summarized as follows (in thousands):

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

     A portion of the Company's revenues in Japan and Europe were generated in local currency. Sales in Japanese yen accounted for 6% of the Company's 1998 sales. Sales in European currencies, primarily the German mark and French franc, amounted to 17% of sales. Since the Company has European assets and liabilities in local currencies, no hedging program exists for the European sales. However, for Japanese sales, the Company used forward contracts to hedge its currency risk relating to accounts receivable that are denominated in Japanese yen. The foreign exchange contracts generally have maturities that do not exceed three months. Foreign exchange contracts outstanding, all of which were in Japanese currency, amounted to $5.1 million and $9.5 million at December 31, 1998 and 1997, respectively. At December 31, 1998, net unrealized loss from these contracts was $(0.9) million. The Company expects no impact from the Euro as it begins to sell in the new European currency. The French franc, German mark and Euro all fluctuate against the dollar at the same rate and therefore no direct impact on Atmel's operations is expected form Euro currency transactions.

     The Company's ASIC and logic businesses represented approximately 25 percent and 9 percent, respectively, of its 1998 net revenues, and 1998 net revenues for these two product groups increased by approximately 27 percent compared to 1997. The increase in ASIC and logic net revenues was primarily a result of increased sales of the Company's custom and digital ASICs, microcontrollers, and FPGA and PLD products. ASIC prices were stable, while volumes increased. Logic prices decreased during the year, however this was offset by increased volumes. The Company's nonvolatile memory business represented approximately 44 percent of its 1998 net revenues and sales decreased by approximately 25 percent compared to 1997. The decrease in sales of the Company's Flash and EPROM products were the primary contributors to the Company's memory revenue decline in 1998. Typically, the Company expects a normal level of price decline throughout a product's life cycle. However, as the semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand, the industry experiences significant downturns from time to time, as it did in 1997 and 1998. These downturns are characterized by diminished product demand, production overcapacity and subsequent accelerated erosion of average selling prices. Because Flash and EPROM products are commodity-oriented, they are subject to greater declines in average selling prices than other product areas within the Company. The commodity memory portion of the semiconductor industry suffered from excess capacity during 1997 and 1998, which led to continued price erosion throughout 1998. While the Company shipped more Flash product units in 1998 than 1997, the decline in average selling prices more than offset the increase in Flash product units shipped. In 1998, both unit sales and the average selling price of EPROM products declined.

     In 1997, the Company's ASIC and logic businesses represented approximately 22 percent and 9 percent, respectively, of net revenues, and 1997 combined net revenues for these two groups increased by approximately 14 percent compared to 1996. Revenues from ASIC and Logic products increased due to substantially more units sold. The Company's memory business represented approximately 69 percent of its 1997 net revenues. Although the Company shipped more memory product units in 1997 than 1996, the net revenues for memory products decreased by approximately 18 percent compared to 1996. As noted above, the decline was primarily due to greater than average price erosion in the memory product markets due to the downturn experienced by the semiconductor industry in 1997.

     The Company believes future sales growth will depend substantially on the success of new products. The Company believes it has successfully introduced new products for the years ended 1996, 1997, and 1998; however, with the continued downturn and excess capacity in the industry, as new products were introduced into the marketplace, their selling prices had already fallen below selling price expectations for those product introductions. New products are generally incorporated into customers' products or systems at the design stage. However, design wins may precede volume sales by a year or more. No assurance can be given that any design win will result in future revenues, which depends in large part on the success of the customer's end product or system. The Company expects the average selling price of each product to decline as individual products mature, typically within two years, and competitors enter the market. To offset average selling price decreases, typically experienced over the life of any particular product, the Company relies primarily on attaining cost reductions in the manufacturing of those products and on introducing new, higher priced products, which incorporate advanced features or integrated technologies to address new or emerging markets. Manufacturing cost reductions may be achieved through using advanced process technologies to reduce the line widths in circuit designs which would enable more die to be etched onto a silicon wafer, increasing unit production volume to lower the fixed costs allocated to each die and negotiating volume discounts on assembly and packaging costs. To the extent that such cost reductions and new product introductions do not occur in a timely manner, the Company's operating results could be adversely affected. In addition, due in part to overcapacity in the semiconductor industry, the Company's quarterly revenues and operating results have become increasingly dependent upon orders booked and shipped within a given quarter. To the extent this trend continues, the Company's quarterly results will be less predictable and subject to greater variability.

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

     However, there are encouraging signs that business conditions will improve in 1999. The U.S. economy is strong. Our customers are expecting an improved 1999. The average selling prices have stabilized after a long period of decline. The Company is expecting its greatest increase in revenue contribution from Serial Interface EEPROMs which are used heavily in the mobile phone industries. The Company believes that the factors mentioned above combined with recent design wins in such high growth areas as PC peripherals, consumer games, smart card applications, digital set top boxes and digital cellular phones provide a strong basis that Atmel may outperform the industry average in 1999. Actual results could differ materially from these estimates. The Company's continued success in 1999 will depend in large part on the continued growth of various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics equipment, and military equipment; a better supply and demand balance within the industry; and the continued strength in the U.S. economy. The Company's recent design wins may not be incorporated into our customer's products in a timely manner or our customer's products that incorporate these design wins may not be well accepted in the marketplace. While the Company experienced rapid revenues and net income growth from 1994 through 1996, there can be no assurance this growth will resume in future periods, as was evident in 1997 and 1998.

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

     The Company's average selling price per unit dropped in 1998 while unit volume shipped increased. Excluding the effect of Temic, cost of goods sold declined by 4%, while the number of units shipped increased by 18%. However, the Company was not able to adjust cost of goods sold per unit to be in line with the decrease in average selling prices due to fixed manufacturing costs. Certain costs, depreciation being the largest, are not variable with the number of units produced.

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

     The fair value allocated to each of the in-process projects was as follows:

Product developments......................................   $ 8,784
Process developments......................................     9,621
System level integration..................................     5,020
                                                             -------
                                                             $23,425
                                                             =======

PRODUCT DEVELOPMENTS

     The ongoing product developments at the time of acquisition included development of new and significantly enhanced microcontroller, automotive and communications products which utilize Radio Frequency (RF). If the development is successful, this technology will allow wireless communication devices to communicate at higher frequencies and at a lower cost than is currently available with other technologies. It was estimated that, on average, all in-process product technology was 38 percent complete at the date of acquisition based on the cost of research and development to date compared to total estimated cost expenditure to complete the project.

     The Company expects to incur up to a total of $30,000 in development costs over the next year to complete this project. The Company anticipates the development will be completed and net cash in-flows will begin in the 2000-2001 time frame.

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

     The Company expects to incur up to a total of $10,000 in development costs over the next year to complete these projects. The Company anticipates the development will be completed and net cash in-flows will begin in the 1999-2000 time frame.

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

     The Company expects to incur up to a total of $17,000 in development costs over the next year to complete this project. The Company anticipates the development will be completed and net cash in-flows will begin in the 2000-2001 time frame.

     The Company has identified several products that will incorporate SLI in the future and projected total revenue from these products through 2003. The Company estimated that 25 percent of this revenue was attributable to in-process technologies acquired in the Temic acquisition. An industry projected earnings before interest and taxes margin of 18.7 percent, a capital charge of 1.2 percent and an estimated tax charge were applied to estimated revenues to estimate total cash flow attributable to the products that will incorporate in-process SLI technology. Net cash in-flows are expected to begin in 1999. Revenue and operating income were estimated to increase from 1999 to 2001 and decline from 2001 to 2003. These estimates were compared to the Company's historical results as well as the forecasts utilized by the Company in evaluating the Temic acquisition.

     In December 1997, the Company recognized an impairment charge of $43 million relating to the impairment of machinery and equipment in its manufacturing facility (Fab 6) located in Rousset, France. The impairment charge was due to the projected inability of this fabrication plant to produce product at costs acceptable in today's market and the need to consolidate manufacturing in one location in France to take advantage of advanced technologies in its new manufacturing facility (Fab 7). The Company recognized the impairment charge when the future undiscounted cash flows of each asset were estimated to be insufficient to recover its related carrying value. As such time, the carrying values of these assets were written down to the Company's estimates of fair value. Fair value was based on sales of similar assets or other estimates of fair value, such as estimated future cash flows. The expense was reported as a non-recurring charge in statement of operations.

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

TAXES ON INCOME

     The Company had an income tax benefit of $0.9 million in 1998 compared to income tax expense of $4.2 million in 1997 and $107.4 million in 1996. The effective tax rate in 1998 was 1.75 percent as compared to 70.0 percent and 34.8 percent in 1997 and 1996, respectively. The 1998 effective tax rate was affected by the treatment of acquisition charges associated with the acquisition of Temic and the tax effect of foreign operations. No tax benefit was recorded for the deduction of in-process technology allocated in the purchase accounting for Temic, resulting in a reduction of the rate of 20%. Further, an additional rate reduction of 15% was due primarily to non-deductible permanent differences arising from foreign operations and certain losses from foreign operations being benefited using the local effective tax rate which is lower than the U.S. statutory rate. The net effect of other permanent differences increased the tax benefit rate by 2%. The increase from 1996 to 1997 was primarily caused by valuation allowances provided for foreign losses, the tax rate effect of which was magnified due to the lower level income before taxes.

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

     The Company has financed substantially all of its asset acquisitions through lease financing, convertible notes and notes payable. Lease financing of $142.2 million was obtained to pay for fixed asset acquisitions. The Company uses this form of financing for substantially all of its fixed asset purchases. The convertible notes of $115.0 million were issued principally to finance the acquisition of Temic. Other notes payable of $41.0 million were used to finance support equipment in Fab 7 located in Rousset, France.

     The Company plans to spend approximately $150 million in 1999 for wafer manufacturing equipment. The equipment will be used to increase capacity in existing facilities and to install additional equipment at its 8-inch wafer manufacturing facility in Rousset, France. The equipment will be principally funded through lease financing.

     In January and August 1998, Atmel re-purchased 1.0 million and 0.4 million, respectively, of its shares for $20.0 million. The shares were then retired.

     As disclosed under the heading of Put Warrants in Note 1 of Notes to Consolidated Financial Statements, the Company entered into certain warrant transactions which provide the Company with the flexibility to establish a price range in which the Company has the option to repurchase its stock at a later date. These warrant positions did not have an immediate impact on the Company's cash resources which were needed to fund the expansion and construction of its manufacturing facilities in Colorado and France, respectively.

     The Company entered into these warrant positions when the Company believed its stock is undervalued and anticipates its stock price will appreciate. Under this program, the Company sold put warrants which entitle the holder to sell the Company's stock to the Company at a contracted price (e.g., $20 per share). At the same time in a cashless transaction, the Company purchased call warrants which entitle the Company to purchase its stock at a contracted price (e.g., $25 per share) from the same party. The put and call positions have essentially established a price range (e.g., between $20 and $25 per share) within which the Company can repurchase its stock at a later date and which the Company considers to be a reasonable price. If the stock price rises above the example of $25 per share, the repurchase of stock will be at a favorable price compared to the market price. Conversely, if the stock price falls below the example of $20 per share, the repurchase of stock is more costly than the market price, but it is still considered to be a reasonable price and within the price range the Company has established with its purchase.

     The maximum potential obligation of put warrants was $56.9 million as of December 31, 1998. The Company constantly reevaluates the potential impact of these warrant positions and believes its resources are sufficient to meet the potential obligations of these warrant positions. All of the put and call warrants have been closed out as of May 14, 1999.

     The Company believes that its existing sources of liquidity, together with cash flows from operations, lease financing on equipment and other short- or medium-term bank borrowing, will be sufficient to meet the Company's liquidity and capital requirements through 1999. The Company may, however, in the longer term seek additional equity or debt financing to fund further expansion of its wafer fabrication capacity, or to fund other projects or acquisitions. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for the Company's products, product mix changes, semiconductor industry conditions and competitive factors.
                            ------------------------

  FORWARD LOOKING STATEMENTS

     Investors are cautioned that certain statements in this Report on Form 10-K/A are forward looking statements that involve risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections about the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to factors such as the effect of changing economic conditions, material changes in currency exchange rates, conditions in the overall semiconductor market (including the historic cyclicality of the industry), continued financial turmoil in the Asian markets, risks associated with product demand and market acceptance risks, the impact of competitive products and pricing, delays in new product development, fab capacity utilization, product mix and technological risks, ability to integrate and manage acquisitions and other risk factors identified in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward looking statements in this Report on Form 10-K/A.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this Item regarding Consolidated Financial Statements and supplementary data is set forth in the section entitled "Selected Quarterly Financial Data" which appears in Item 5 of this Report on Form 10-K/A, the Consolidated Financial Statements and related notes thereto, and Report of the Independent Accountants, which appear on pages 34 to 54 of this Report on Form 10-K/A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information required by this Item regarding directors and executive officers set forth under the captions "Election of Directors" and "Section 16(a)Beneficial Ownership Reporting Compliance" in Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1999 (the "1999 Proxy Statement"), is incorporated herein by reference. Information regarding identification of Registrant's executive officers is set forth in Part I, Item 1 of this Report on Form 10-K/A under the caption "Executive Officers of the Registrant."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of, or incorporated by reference into, this Report on Form 10-K/A:

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

      3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K/A.

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

     (b) Reports on Form 8-K. No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ATMEL CORPORATION

July 21, 1999                             By:      /s/ GEORGE PERLEGOS
                                            ------------------------------------
                                            George Perlegos
                                            President and Chief Executive
                                              Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Perlegos and Donald Colvin, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K/A has been signed by the following persons on July 21, 1999 on behalf of the Registrant and in the capacities indicated:

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

                               ATMEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1997         1996
                                                            --------    ---------    --------
                                                                     (IN THOUSANDS)
CASH FROM OPERATING ACTIVITIES
Net income (loss).........................................  $(50,038)   $   1,801    $201,722
Items not requiring the use of cash
  Depreciation and amortization...........................   199,568      158,382     110,988
  Restructuring and in-process research and development...    89,725       43,000          --
  Accounts receivable write-off...........................        --       41,300          --
  Inventories write-down..................................        --       53,100          --
  Provision for doubtful accounts receivable..............    16,144       11,105      18,214
  Provision for excess and obsolete inventory.............      (246)       1,452       1,117
  Other...................................................   (11,587)      16,439      (1,600)
Changes in operating assets and liabilities
  Accounts receivable.....................................     9,611      (92,862)    (92,576)
  Inventories.............................................   (83,989)    (108,631)    (22,896)
  Other assets............................................    56,879      (61,448)     (7,935)
  Trade accounts payable and other accrued liabilities....   (58,382)      17,915      94,545
  Income taxes payable....................................   (31,095)          --      (9,766)
  Deferred income on shipments to distributors............    (1,086)      (2,679)      5,987
                                                            --------    ---------    --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES............   135,504       78,874     297,800
CASH FROM INVESTING ACTIVITIES
Acquisition of fixed assets...............................  (187,728)    (312,066)   (511,019)
Acquisition of other assets...............................   (41,226)     (25,483)     (9,756)
Purchase of Temic Telefunken Microelectronic..............   (99,250)          --          --
Purchase of investments...................................  (151,188)    (129,642)   (101,417)
Sale or maturity of investments...........................   148,102      128,668      89,678
                                                            --------    ---------    --------
          NET CASH USED BY INVESTING ACTIVITIES...........  (331,290)    (338,523)   (532,514)
                                                            --------    ---------    --------
CASH FROM FINANCING ACTIVITIES
Issuance of notes payable.................................    41,044       56,815      39,241
Principal payments on notes...............................   (17,094)     (10,853)     (2,152)
Proceeds from capital leases..............................   142,179      190,705     234,239
Principal payments on capital leases......................   (89,944)     (78,528)    (54,784)
Proceeds from issuance of convertible notes...............   115,004      150,000          --
Tax benefit from exercise of options......................        --        5,033       2,535
Proceeds (payment) from settlement of warrants............    (2,550)       4,425       8,133
Repurchase of common stock................................   (20,047)          --          --
Issuance of common stock..................................    11,886       13,170      10,079
                                                            --------    ---------    --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.......   180,478      330,767     237,291
                                                            --------    ---------    --------
Effect of foreign currency on cash and cash equivalents...     2,719         (921)     (3,998)
                                                            --------    ---------    --------
Net increase (decrease) in cash and cash equivalents......   (12,589)      70,197      (1,421)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........   174,310      104,113     105,534
                                                            --------    ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................   161,721      174,310     104,113
                                                            ========    =========    ========
INTEREST PAID.............................................    35,648       29,039      12,015
INCOME TAXES PAID.........................................     1,161       42,507     103,912
ISSUANCE OF STOCK FOR OTHER ASSETS........................     2,652           --      12,625
OTHER NON-CASH ACQUISITIONS...............................        --           --       2,320
FIXED ASSET PURCHASES IN ACCOUNTS PAYABLE.................    19,376       54,326       5,706
PURCHASE OF CALL WARRANTS FROM PROCEEDS OF PUT WARRANTS...     4,450        5,238       9,223
NOTE PAYABLE ISSUED FOR PREPAID ROYALTIES.................     9,000           --          --

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

     The following table summarizes the Company's transactions related to its put and call warrants (in thousands, except Weighted Average Exercise Prices):

                            CUMULATIVE NET      WEIGHTED                           SHARES
                               PREMIUM          AVERAGE       SHARES COVERED     COVERED BY     POTENTIAL
                               RECEIVED      EXERCISE PRICE   BY PUT WARRANTS   CALL WARRANTS   OBLIGATION
                            --------------   --------------   ---------------   -------------   ----------
DECEMBER 31, 1995.........     $      0          $    0                0                0        $      0
Sales of put warrants.....        9,223           22.31            3,275                           73,099
Purchases of call
  warrants................       (9,223)          26.31                0            1,638               0
Settlement of put
  warrants................        8,886           19.71           (2,275)                         (44,849)
Settlement of call
  warrants................         (753)          23.68                            (1,138)
                               --------                           ------           ------        --------
DECEMBER 31, 1996.........        8,133                            1,000              500          28,250
Sales of put warrants.....        5,238           23.03            2,000                           46,050
Purchases of call
  warrants................       (5,238)          26.07                0            1,000               0
Settlement of put
  warrants................        5,375           28.25           (1,000)                         (28,250)
Settlement of call
  warrants................         (950)          32.31                              (500)
                               --------                           ------           ------        --------
DECEMBER 31, 1997.........       12,558                            2,000            1,000          46,050
Sales of put warrants.....       20,250           18.85            3,700                           69,730
Purchases of call
  warrants................       (4,600)          21.46                             1,850
Settlement of put
  warrants................      (18,980)          19.43           (2,200)                         (42,730)
Settlement of call
  warrants................          780           14.81                            (1,000)
Expiration of put
  warrants................            0           20.26             (800)                         (16,200)
Expiration of call
  warrants................            0           26.07                              (500)
                               --------                           ------           ------        --------
DECEMBER 31, 1998.........     $ 10,008                            2,700            1,350        $ 56,850
                               ========                           ======           ======        ========

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

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

  Income Taxes

     Provision for (benefit from) income tax is comprised of its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse.

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

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

     The fair value allocated to each of the in-process projects was as follows:

Product developments.......................................  $ 8,784
Process developments.......................................    9,621
System level integration...................................    5,020
                                                             -------
                                                             $23,425
                                                             =======

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
                                                ==========   ==========

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

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

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

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

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

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

                               ATMEL CORPORATION

                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

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

PricewaterhouseCoopers LLP
San Jose, California

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

     Our report on the consolidated financial statements of Atmel Corporation and subsidiaries has been included in this Form 10-K/A on page 55. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index on page 30 of this Form 10-K/A.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly the information required to be included therein.

/s/ PricewaterhouseCoopers L.L.P.

San Jose, California
January 21, 1999

                                                                     SCHEDULE II

                               ATMEL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
          FOR THE FISCAL YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                BALANCE AT                                                            BALANCE AT
                               BEGINNING OF     CHARGED      CREDITED                                   END OF
         DESCRIPTION              PERIOD      TO EXPENSES   TO EXPENSES   DEDUCTIONS      OTHER         PERIOD
         -----------           ------------   -----------   -----------   ----------      ------      ----------
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS RECEIVABLE:
Fiscal year ended 1996.......    $12,700        $19,425      $ (1,211)     $ (2,641)(1)   $   --       $28,273
Fiscal year ended 1997.......     28,273         52,405            --       (56,055)(1)       --        24,623
Fiscal year ended 1998.......    $24,623        $17,642      $ (1,498)     $(15,157)(1)   $9,000(2)    $34,610
SALES RETURN AND ALLOWANCES:
Fiscal year ended 1996.......    $13,835        $ 9,190      $(12,423)     $    (51)      $   --       $10,551
Fiscal year ended 1997.......     10,551          8,509       (14,541)          (95)          --         4,424
Fiscal year ended 1998.......    $ 4,424        $13,967      $ (4,301)     $     --       $   --       $14,090
ALLOWANCE FOR INVENTORY
  OBSOLESCENCE:
Fiscal year ended 1996.......    $ 4,246        $ 1,177      $     --      $     --       $   --       $ 5,423
Fiscal year ended 1997.......      5,423         54,552            --       (54,490)          --         5,485
Fiscal year ended 1998.......    $ 5,485        $ 3,370      $ (3,616)     $     --       $   --       $ 5,239

---------------
(1) Represents the write-off of specific accounts receivable balances.

(2) Represents the allowance for doubtful accounts receivable in connection with the acquisition of Temic (see Note 2 to Notes to Consolidated Financial Statements).

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