Form 10-Q
period 1999-06-30
ATMEL CORP
filed 1999-08-13
CIK 872448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1999


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



ON AUGUST 5, 1999, REGISTRANT HAD OUTSTANDING 100,233,757 SHARES OF COMMON
STOCK.

                                ATMEL CORPORATION

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1999




                                      INDEX

                                                                                                             PAGE
PART I:             FINANCIAL INFORMATION

                    Item 1.     Financial Statements

                                Condensed Consolidated Balance Sheets at June 30, 1999 and December 31,
                                1998                                                                           1

                                Condensed Consolidated Statements of Operations for the three and six
                                months ended June 30, 1999 and June 30, 1998                                   2

                                Condensed Consolidated Statements of Cash Flows for the six months ended
                                June 30, 1999 and June 30, 1998                                                3

                                Condensed Consolidated Statement of Comprehensive Income for the three
                                and six months ended June 30, 1999 and June 30, 1998                           4

                                Notes to Condensed Consolidated Financial Statements                           5

                    Item 2.     Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                                           11

                    Item 3.     Quantitative and Qualitative Disclosures About Market Risk                    22

PART II:            OTHER INFORMATION

                    Item 1.     Legal Proceedings                                                             23

                    Item 2.     Changes in Securities and Use of Proceeds                                     23

                    Item 4.     Submission of Matters to a Vote of Securities Holders                         23

                    Item 6.     Exhibits and Reports on Form 8-K                                              24

SIGNATURES                                                                                                    25


PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                 ATMEL CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)


                                                                      June 30, 1999    December 31, 1998
                                                                      -------------    -----------------
                                                                       (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                          $   158,113       $   161,721
    Short-term investments                                                 162,326           161,844
    Accounts receivable                                                    269,362           252,601
    Inventories                                                            251,664           240,258
    Other current assets                                                    59,422            74,967
                                                                       -----------       -----------
         TOTAL CURRENT ASSETS                                              900,887           891,391
Other assets                                                                59,667           107,220
Fixed assets, net                                                          898,422           964,126
                                                                       -----------       -----------
         TOTAL ASSETS                                                  $ 1,858,976       $ 1,962,737
                                                                       ===========       ===========
CURRENT LIABILITIES
    Current portion of long-term debt                                  $    82,203       $    81,995
    Trade accounts payable                                                 177,257           200,101
    Accrued liabilities and other                                           95,604            92,953
    Deferred income on shipments to distributors                            16,162            24,170
                                                                       -----------       -----------
         TOTAL CURRENT LIABILITIES                                         371,226           399,219
Long-term debt less current portion                                        714,722           771,069
Deferred income taxes                                                        3,404             3,404
                                                                       -----------       -----------
         TOTAL LIABILITIES                                               1,089,352         1,173,692
                                                                       -----------       -----------
Put warrants                                                                    --            56,850
                                                                       -----------       -----------

SHAREHOLDERS' EQUITY
    Common stock                                                           383,337           330,073
    Accumulated other comprehensive income                                 (18,840)               29
    Retained earnings                                                      405,127           402,093
                                                                       -----------       -----------
         TOTAL SHAREHOLDERS' EQUITY                                        769,624           732,195
                                                                       -----------       -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 1,858,976       $ 1,962,737
                                                                       ===========       ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ATMEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per-share data)
                                  (Unaudited)

                                                                     Three Months Ended              Six Months Ended
                                                                          June 30,                        June 30,
                                                                    1999            1998            1999            1998
                                                                 ---------       ---------       ---------       ---------
 NET REVENUES                                                    $ 311,142       $ 288,205       $ 601,179       $ 548,597

 EXPENSES
     Cost of sales                                                 194,210         199,675         380,375         363,867
     Research and development                                       43,124          43,394          90,353          80,053
     Selling, general and administrative                            44,405          39,115          80,325          66,941
     In process research and development                                --          23,425              --          23,425
     Restructuring Charges                                              --          66,300              --          66,300
                                                                 ---------       ---------       ---------       ---------
         TOTAL OPERATING EXPENSES                                  281,739         371,909         551,053         600,586
                                                                 ---------       ---------       ---------       ---------

 OPERATING INCOME (LOSS)                                            29,403         (83,704)         50,126         (51,989)
 Interest and other (expenses) income, net                          (5,335)         (9,338)             32         (13,781)
                                                                 ---------       ---------       ---------       ---------

 INCOME (LOSS) BEFORE TAXES                                         24,068         (93,042)         50,158         (65,770)
 Income tax provision (benefit)                                      8,664          (1,633)         18,056          (1,154)
                                                                 ---------       ---------       ---------       ---------
 INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                                              15,404         (91,409)         32,102         (64,616)
 Cumulative effect of accounting change,
     Net of tax effect                                                  --              --         (29,068)             --
                                                                 ---------       ---------       ---------       ---------
 NET INCOME (LOSS)                                               $  15,404       $ (91,409)      $   3,034       $ (64,616)
                                                                 =========       =========       =========       =========

 BASIC NET INCOME (LOSS) PER SHARE:
     INCOME (LOSS) BEFORE CUMULATIVE EFFECT                      $    0.15       $   (0.92)      $    0.32       $   (0.65)
         OF ACCOUNTING CHANGE
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
         NET OF TAX EFFECT                                              --              --           (0.29)             --
                                                                 ---------       ---------       ---------       ---------
     NET INCOME(LOSS)                                            $    0.15       $   (0.92)      $    0.03       $   (0.65)
                                                                 =========       =========       =========       =========

 DILUTED NET INCOME (LOSS) PER SHARE:
     INCOME (LOSS) BEFORE CUMULATIVE EFFECT
         OF ACCOUNTING CHANGE                                    $    0.15       $   (0.92)      $    0.31       $   (0.65)
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
         NET OF TAX EFFECT                                              --              --           (0.28)             --
                                                                 ---------       ---------       ---------       ---------
     NET INCOME (LOSS)                                           $    0.15       $   (0.92)      $    0.03       $   (0.65)
                                                                 =========       =========       =========       =========


 SHARES USED IN BASIC NET INCOME (LOSS)
     PER SHARE CALCULATIONS                                        100,190          99,223         100,091          99,136
                                                                 =========       =========       =========       =========

 SHARES USED IN DILUTED NET INCOME (LOSS)
     PER SHARE CALCULATIONS                                        102,925          99,223         102,658          99,136
                                                                 =========       =========       =========       =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ATMEL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                1999             1998
                                                                             ----------       ----------
 CASH FROM OPERATING ACTIVITIES
     Net income (loss)                                                       $    3,034       $  (64,616)
     Items not requiring the use of cash
         Depreciation and amortization                                          101,983          100,697
         Restructuring Charges                                                       --           66,300
         In process research and development                                         --           23,425
         Cumulative effect of accounting change, net of taxes                    29,068               --
         Gain on sale of fixed assets                                           (12,383)              --
         Other                                                                    1,984           (2,142)
     Changes in operating assets and liabilities
         Accounts receivable                                                    (19,617)           7,434
         Inventories                                                             (3,575)         (58,217)
         Prepaid taxes and other assets                                           9,584           16,074
         Trade accounts payable and other accrued liabilities                    (8,387)         (25,510)
         Income taxes payable                                                    (7,509)          14,809
         Deferred income on shipments to distributors                            (8,008)           8,320
                                                                             ----------       ----------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                       86,174           86,574
                                                                             ----------       ----------
 CASH FROM INVESTING ACTIVITIES
         Acquisition of fixed assets                                            (53,334)        (155,419)
         Sales of fixed assets                                                   17,600               --
         Acquisition of other assets                                                 --          (24,946)
         Acquisitions                                                            (9,400)          (99,250)
         Purchase of investments                                                (62,780)        (183,107)
         Sale or maturity of investments                                         62,297          142,047
                                                                             ----------       ----------
 NET CASH USED IN INVESTING ACTIVITIES                                          (45,617)        (320,675)
                                                                             ----------       ----------
 CASH FROM FINANCING ACTIVITIES
         Proceeds from issuance of convertible bonds                                 --          115,004
         Proceeds from capital leases and notes                                  25,649          228,908
         Principal payments on capital leases and notes                         (59,231)        (154,480)
         Payment from settlement of put warrants                                 (7,619)              --
         Repurchase of stock                                                         --          (16,623)
         Issuance of common stock                                                 4,033            4,813
                                                                             ----------       ----------
 NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                            (37,168)         177,622
                                                                             ----------       ----------
 EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                           (6,997)            (805)
                                                                             ----------       ----------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (3,608)         (57,284)
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       161,721          174,310
                                                                             ----------       ----------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  158,113       $  117,026
                                                                             ==========       ==========
 INTEREST PAID                                                               $   17,187       $   18,693
 INCOME TAXES PAID                                                           $    9,153       $      642
 FIXED ASSET PURCHASES IN ACCOUNTS PAYABLE                                   $   12,055       $   13,071
 PURCHASE OF CALL WARRANTS FROM PROCEEDS OF PUT WARRANTS                     $       --       $    4,450


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ATMEL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                  (Unaudited)

                                                                    Three Months Ended            Six Months Ended
                                                                         June 30,                      June 30,
                                                                   1999           1998           1999           1998
                                                                 --------       --------       --------       --------
     Net income (loss)                                           $ 15,404       $(91,409)      $  3,034       $(64,616)

     Other comprehensive (loss) income, net of tax:
         Foreign currency translation adjustments                  (3,441)         2,783        (17,286)          (842)
         Unrealized gains on securities                            (2,449)           (71)        (1,583)           (27)
                                                                 --------       --------       --------       --------
         Other comprehensive (loss) income                         (5,890)         2,712        (18,869)          (869)
                                                                 --------       --------       --------       --------
      Comprehensive income (loss)                                $  9,514       $(88,697)      $(15,835)      $(65,485)
                                                                 ========       ========       ========       ========













         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ATMEL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)


1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of June 30, 1999, and the results of operations, comprehensive income and cash flows for the three and six month periods ended June 30, 1999 and 1998. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report to Shareholders filed on Form 10-K/A for the year ended December 31, 1998. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Prior year amounts have been reclassified to conform with current presentation.

Effective January 1, 1999, the Company changed its fiscal year from a 52 or 53-week year ending on the Monday nearest the last day in December of each year to a calendar year ending December 31. The quarters have changed from a 13-week quarter to a calendar quarter. For presentation purposes, prior year quarters have not been restated as the difference due to this change on the financial results is immaterial. 13-week quarters in the prior year's condensed consolidated financial statements and notes are referenced with calendar quarters.

2.  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is computed using a currently adjusted standard basis (which approximates actual cost on a current average or first-in, first-out basis) for Finished Goods and Work in progress. Inventories comprise the following:

(in thousands)                             June 30, 1999     December 31, 1998
                                           -------------     -----------------
Materials and purchased parts               $   11,620           $   14,082
Finished Goods                                  26,689               43,913
Work in progress                               213,355              182,263
                                            ----------           ----------
Total                                       $  251,664           $  240,258
                                            ==========           ==========


3.  SHORT-TERM INVESTMENTS

Short-term investments are stated at cost plus any applicable unamortized premium or discount. Short-term investments with maturities of less than 90 days are included in the caption "Cash and cash equivalents" in the Company's Condensed Consolidated Balance Sheet.

4.  NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows:

                                                           Three Months Ended            Six Months Ended
                                                               June 30,                      June 30,

(in thousands, except per share data)                     1999           1998           1999          1998
                                                        --------      ---------       --------      --------

Basic and diluted net income (loss) (numerator)         $ 15,404      $ (91,409)      $  3,034      $(64,616)
                                                        ========      =========       ========      ========

Shares used in basic net income (loss) per share
  Weighted average shares of common                      100,190         99,223        100,091        99,136
                                                        ========      =========       ========      ========
    stock outstanding

Shares used in diluted net income (loss) per share
calculations (denominator):
  Weighted average shares of common stock                100,190         99,223        100,091        99,136
outstanding
  Dilutive effect of stock options                         2,735             --          2,567            --
                                                        --------      ---------       --------      --------
                                                         102,925         99,223        102,658        99,136
                                                        ========      =========       ========      ========

Basic net income (loss) per share                       $   0.15      $   (0.92)      $   0.03      $  (0.65)
                                                        ========      =========       ========      ========

Diluted net income (loss) per share                     $   0.15      $   (0.92)      $   0.03      $  (0.65)
                                                        ========      =========       ========      ========


5. PUT WARRANTS

In January 1996, the Board of Directors of the Company approved a stock repurchase program that allows the Company to repurchase up to 5,000,000 shares of its common stock. The Board of Directors approved the repurchase of an additional 5,000,000 shares in January 1998. Under this program, the Company repurchased 1,400,000 shares of its common stock in 1998. The primary purpose of this stock repurchase program was to increase shareholder value. In connection with this program, the Company entered into certain warrant transactions which provided the Company with the flexibility to implement its repurchase plan, under which the Company could repurchase its stock when favorable market conditions existed and without immediately impacting the Company's cash resources.

In connection with the Company's stock repurchase program, put warrants were sold to an independent third party during fiscal years 1998, 1997 and 1996. The Company used the proceeds from the sale of the put warrants to purchase call warrants in a transaction not requiring any net cash outlay at the time. All positions have either been settled in cash or expired. Activity during the first half of 1999 is summarized as follows (in thousands):


                                                   Weighted                            Shares
                                   Cumulative       Average          Shares          covered by
                                  net premium      Exercise        covered by           Call            Potential
                                   received          Price          warrants          Warrants          obligation
                                 ------------     ----------      ------------       -----------       ------------
DECEMBER 31, 1998                $     10,008                            2,700             1,350       $     56,850
Settlement of put warrants             (9,024)     $   21.06            (2,700)               --            (56,850)
Settlement of call warrants             1,405          23.92                --            (1,350)                --
                                 ------------                     ------------       ------------      ------------
JUNE 30, 1999                    $      2,389                               --                --       $         --
                                 ============                     ============       ============      ============

The put warrants entitled the aforementioned independent third party to sell shares of the Company's common stock to the Company at specified strike prices and exercise dates, while the call warrants entitled the Company to buy from the same third party shares of the Company's common stock at specified strike prices and exercise dates.

The Company closed out the following warrant transactions during the year:
1,500,000 warrants on January 29, which resulted in a net cash outlay of $2,467,000; 920,000 warrants on April 19, which resulted in a net cash outlay of $4,002,000; 280,000 warrants on May 13, which resulted in a net cash outlay of $1,149,000. After the above transactions, there are no remaining put and call warrants outstanding and the Company does not expect to enter into these transactions in the future.

As all of the put warrants have been closed out as of June 30, 1999, no maximum potential repurchase obligation exists as of such date; however as of December 31, 1998, this obligation was $56,850,000 and has been classified separately on the Company's Condensed Consolidated Balance Sheet. There was no impact on basic and diluted net income (loss) per share resulting from these transactions in the three and six months ended June 30, 1999 and 1998.

6.  TEMIC ACQUISITION

On March 1, 1998 the Company acquired the integrated circuit business of Temic Semiconductor (Temic) of Heilbronn, Germany, a wholly owned subsidiary of Vishay Intertechnology, Inc. for $99,250,000 in cash. The acquisition of the integrated circuit business of Temic included its wholly- owned subsidiary, MHS based in Nantes, France. Temic designs, manufactures and sells analog, microcontroller and ASIC products that service the automotive, telecommunications, consumer and industrial markets.

In connection with the acquisition, the Company accrued $3.1 million at December 31, 1998, for the cost of terminating certain employees at Temic's MHS subsidiary. For the three months ended June 30, 1999, the Company charged $1.3 million against the reserve. The Company completed these activities in the second quarter of 1999.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of the date or of results which may occur in the future.

                                                              Three Months Ended                Six Months Ended
                                                                  June 30,                          June 30,
(in thousands, except per share data)                       1999            1998              1999            1998
                                                          --------        ---------         --------        ---------

Net revenues                                              $311,142        $ 288,205         $601,179        $ 591,706
                                                          ========        =========         ========        =========

Net income (loss)                                         $ 15,404        $ (91,409)        $  3,034        $ (49,701)
                                                          ========        =========         ========        =========

Diluted net income (loss) per share                           0.15            (0.92)            0.03            (0.50)
                                                          ========        =========         ========        =========


7.  MOTOROLA'S SMART CARD CHIP ACQUISITION

On April 9, 1999, the Company acquired substantially all of the assets and assumed certain associated liabilities of the Smart Information Transfer (SIT) business of the Semiconductor Products Sector of

Motorola, Inc. for approximately $9.4 million. The transaction was accounted for as a purchase. The transaction is expected to be non-dilutive to the Company's earnings in 1999.

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

9.  CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. The SOP is effective for the Company's fiscal year ended December 31, 1999, and requires the effect of adoption to be reported as a cumulative effect of change in accounting principle. Accordingly, the Company has adopted the accounting pronouncement effective January 1, 1999. The Company had previously capitalized start-up costs for a fabrication facility at its Rousset, France site during and prior to 1998. These start-up costs (which are displayed in the caption "Other assets" in the Company's Condensed Consolidated Balance Sheet at December 31,
1998) of approximately $48.9 million were written-off in the first quarter of 1999 and presented net of tax for approximately $29.1 million under the caption "Cumulative effect of accounting change" in the Company's Condensed Consolidated Statements of Operations. The start-up costs incurred to make this fabrication facility production-ready are substantially complete. Future costs at this facility will be incurred for product development and production. The following unaudited pro-forma table sets forth the impact on income before the cumulative effect of accounting change and net income (loss) from adopting SOP 98-5 in the periods presented as if SOP 98-5 had been implemented in such periods. The pro-forma results are not necessarily indicative of the results which would have occurred had SOP 98-5 been effective in the periods presented, nor are they indicative of future financial results.


                                                                 Three Months                     Six Months
(in thousands, except per share data)                           Ended June 30,                   Ended June 30,
                                                             1999            1998             1999            1998
                                                          ----------      ----------       ----------      ----------
Income (loss) before cumulative effect of
    accounting change                                     $   15,404      $  (91,409)      $   32,102      $  (64,616)
Deferred start-up costs expensed                                  --          (6,236)              --         (24,743)
                                                          ----------      ----------       ----------      ----------
Net Income (loss)                                         $   15,404      $  (97,645)      $   32,102      $  (89,359)
                                                          ==========      ==========       ==========      ==========
Diluted earnings per share:
    Income (loss) before cumulative effect
        of accounting change                              $     0.15      $    (0.92)      $     0.31      $    (0.65)
                                                          ==========      ==========       ==========      ==========
    Net income (loss)                                     $     0.15      $    (0.98)      $     0.31      $    (0.90)
                                                          ==========      ==========       ==========      ==========


10. SEGMENT REPORTING

The Company has four reportable segments, each of which require different design, development and marketing resources to produce and sell semiconductor integrated circuits: Non-volatile Memories, Temic, Application Specific Integrated Circuits (ASIC) and Logic. The items labeled "Unallocated

Amounts" are either not allocated to reportable segments or are not considered by Management in its evaluation of business unit performance.



Information about segments (in thousands):
------------------------------------------
                                              Non-volatile
                                                 Memories         Temic           ASIC            Logic           Total
                                                 --------         -----           ----            -----           -----
THREE MONTHS ENDED JUNE 30, 1999

Net revenues from external customers              $136,852        $ 68,111        $ 79,373        $ 26,806        $311,142
Segment operating income                            14,455           3,158           8,398           5,996          32,007

THREE MONTHS ENDED JUNE 30, 1998

Net revenues from external customers              $114,628        $ 72,502        $ 69,125        $ 31,950        $288,205
Segment operating income                             4,707           1,985           6,227           7,416          20,335


Information about segments (in thousands):
------------------------------------------
                                              Non-volatile
                                                 Memories         Temic           ASIC            Logic           Total
                                                 --------         -----           ----            -----           -----
SIX MONTHS ENDED JUNE 30, 1999

Net revenues from external customers              $260,935        $134,181        $158,997        $ 47,066        $601,179
Segment operating income                            26,671           4,098          26,376           9,182          66,327

SIX MONTHS ENDED JUNE 30, 1998

Net revenues from external customers              $263,640        $ 95,002        $133,767        $ 56,188        $548,597
Segment operating income                            22,828           2,185          10,439          11,156          46,608


Reconciliations of segment information to financial statements (in thousands):

                                                                   Three Months Ended June 30,        Six Months Ended June 30,
Operating income                                                      1999             1998             1999             1998
----------------                                                    --------         --------         --------         --------
Total income for reportable segments                                $ 32,007         $ 20,335         $ 66,327         $ 46,608
Unallocated amounts:
    Corporate R&D                                                        129           (1,420)         (13,346)          (1,261)
    In process research and development                                   --          (23,425)              --          (23,425)
    Restructuring charges                                                 --          (66,300)              --          (66,300)
    Corporate expenses                                                (2,733)         (12,894)          (2,855)          (7,611)
                                                                    --------         --------         --------         --------
Consolidated operating income before interest, taxes,
    and cumulative effect of accounting change                      $ 29,403         $(83,704)        $ 50,126         $(51,989)
                                                                    ========         ========         ========         ========

11.  COMPREHENSIVE INCOME

The income tax effect of each element of comprehensive income for the three and six months ended June 30, 1999 and 1998, respectively, is as follows (in thousands):

                                            Three Months Ended June 30, 1999            Six Months Ended June 30, 1999
                                        --------------------------------------      --------------------------------------
                                         Before-         Tax                         Before-        Tax
                                          Tax         (Expense)     Net-of-Tax        Tax         (Expense)     Net-of-Tax
                                         Amount       or Benefit      Amount         Amount       or Benefit      Amount
                                        -------       ----------    ----------      --------      ----------    ----------
Foreign currency translation
     adjustments                        $ (5,377)      $  1,936      $ (3,441)      $(27,008)      $  9,722      $(17,286)
Unrealized gain on securities             (3,827)         1,378        (2,449)        (2,473)           890        (1,583)
                                        --------       --------      --------       --------       --------      --------
Other comprehensive (loss)
     income                             $ (9,204)      $  3,314      $ (5,890)      $(29,481)      $ 10,612      $(18,869)
                                        ========       ========      ========       ========       ========      ========


                                            Three Months Ended June 30, 1999            Six Months Ended June 30, 1999
                                        --------------------------------------      --------------------------------------
                                         Before-         Tax                         Before-        Tax
                                          Tax         (Expense)     Net-of-Tax        Tax         (Expense)     Net-of-Tax
                                         Amount       or Benefit      Amount         Amount       or Benefit      Amount
                                        -------       ----------    ----------      --------      ----------    ----------
Foreign currency translation
     adjustments                        $  4,282       $ (1,499)      $  2,783       $ (1,296)      $    454      $   (842)
Unrealized gain on securities               (110)            39            (71)           (41)            14           (27)
                                        --------       --------       --------       --------       --------      --------
Other comprehensive (loss)
     income                             $  4,172       $ (1,460)      $  2,712       $ (1,337)      $    468      $   (869)
                                        ========       ========       ========       ========       ========      ========

The accumulated balances of other comprehensive income at June 30, 1999 are summarized as follows (in thousands):

                                                                                Current
                                                                Beginning        Period         Ending
                                                                 Balance         Change        Balance
                                                                ---------      --------       --------
            Foreign currency translation adjustments            $    492       $(17,286)      $(16,794)

            Unrealized gain (loss) on securities                    (463)        (1,583)        (2,046)
                                                                --------       --------       --------

                                                                $     29       $(18,869)      $(18,840)
                                                                ========       ========       ========

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

The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                          1999            1998            1999            1998
                                                        --------        --------        --------        --------

NET REVENUES                                               100.0%          100.0%          100.0%          100.0%

EXPENSES
     Cost of sales                                          62.4            69.3            63.3            66.3
     Research and development                               13.9            15.1            15.0            14.6
     Selling, general and administrative                    14.3            13.5            13.4            12.2
     In process research and development                      --             8.1              --             4.3
     Restructuring charges                                    --            23.0              --            12.1
                                                        --------        --------        --------        --------
TOTAL EXPENSES                                              90.6           129.0            91.7           109.5

OPERATING INCOME                                             9.4           (29.0)            8.3            (9.5)
Interest and other income (expenses), net                   (1.7)           (3.3)            0.0            (2.5)
                                                        --------        --------        --------        --------
INCOME BEFORE TAXES                                          7.7           (32.3)            8.3            12.0
Income tax provision                                         2.8            (0.6)            3.0            (0.2)
                                                        --------        --------        --------        --------
INCOME BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                        4.9           (31.7)            5.3           (11.8)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        --              --            (4.8)             --
                                                        --------        --------        --------        --------
NET INCOME (LOSS)                                            4.9%          (31.7)%           0.5%          (11.8)%
                                                        ========        ========        ========        ========

Effective January 1, 1999, the Company changed its fiscal year from a 52 or 53-week year ending on the Monday nearest the last day in December of each year to a calendar year ending December 31. The quarters have changed from a 13-week quarter to a calendar quarter. For presentation purposes, prior year quarters have not been restated as the difference due to this change on the financial results is immaterial. 13-week quarters in the prior year's condensed consolidated financial statements and notes are referenced with calendar quarters.

NET REVENUES
The Company's net revenues by segment are summarized as follows (in thousands):

                                     Three Months Ended                         Six Months Ended
                                         June 30,             Increase/             June 30,             Increase/
Segment                             1999          1998       (decrease)        1999          1998       (decrease)
-------                           --------      --------     ----------      --------      --------     ----------
Non-volatile Memory               $136,852      $114,628      $ 22,224       $260,935      $263,640      $ (2,705)
Temic                               68,111        72,502        (4,391)       134,181        95,002        39,179
ASIC                                79,373        69,125        10,248        158,997       133,767        25,230
Logic                               26,806        31,950        (5,144)        47,066        56,188        (9,122)
                                  --------      --------      --------       --------      --------      --------
Total                             $311,142      $288,205      $ 22,937       $601,179      $548,597      $ 52,582
                                  ========      ========      ========       ========      ========      ========

Net revenues increased 9.6 percent to $601.2 million for the six months ended June 30, 1999 from $548.6 million in the same period of 1998. This increase was primarily due to (i) the inclusion of Temic's sales for $134.1 million for the full six months ended June 30, 1999 compared to $95.0 million from March 1 to June 30 of 1998. See Note 6 (Temic Acquisition) of Notes to Condensed Consolidated Financial Statements for a discussion on the Temic acquisition and
(ii) higher shipments for substantially all segments and products for the six months ended June 30, 1999 compared to the same period of 1998. Net revenues increased 8.0 percent to $311.1 million in the quarter ended June 30, 1999 from $288.2 million in the corresponding quarter of 1998 due to much higher shipments for substantially all segments and products.

Excluding the revenue contribution from Temic, net revenues for the six months ended June 30, 1999 increased by 3.0 percent compared to the corresponding period of 1998. The increase was primarily due to a 35 percent increase in unit shipments for the Company's products across all business segments in the first half of 1999 compared to the same period in 1998. The increase was offset by lower average selling prices (ASPs) for the six months ended June 30, 1999 compared to the corresponding period of 1998 for substantially all of the Company's business segments and products.

Non-volatile memory revenues decreased $2.7 million in the first half of 1999 compared to the same period in 1998 due to severe price erosion which was substantially offset by higher unit sales. The increase in unit sales was primarily in the Company's electrically erasable programmable read only memory (EEPROM)-related products; the decrease in ASPs was primarily in the Company's lower density Flash products. The Company derived approximately 43 percent of its revenues from non-volatile memory sales in the first half of 1999 compared to approximately 48 percent of its revenues in the same period of 1998.

For the three months ended June 30, 1999 non-volatile memory revenues increased $22.2 million compared to the same period of 1998 due to higher unit shipments for substantially all products within this segment, particularly serial interface EEPROMs. This increase was offset by substantial erosion in ASPs.

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, characterized by diminished product demand, production overcapacity and subsequent accelerated erosion of ASPs. The memory portion of the semiconductor industry, from which the Company derives approximately 43 percent of its revenues, has continued to experience intense competition among suppliers during 1999, particularly for the commodity portion. If this condition continues, the Company's growth and results of operations could be adversely affected. While ASPs continued to decline in the second quarter of 1999 from the first quarter of 1999, the rate of decline compared to what was experienced for similar periods in 1998 has slowed. The Company expects ASPs to stabilize in the second half of 1999 because (i) a better balance in demand and supply will return to the industry caused by higher demand from the markets that the industry sells to, (ii) demand for the Company's products has continued to increase quarter to quarter and (iii) the Company has recorded a positive book-to-bill ratio for all of the Company's segments, especially for non-volatile memories. Based on these positive factors and on overall improvements in business conditions within the industry, the Company expects its revenues will continue to increase in the second half of 1999, although there can be no assurance that ASPs or that business conditions will improve in the second half of 1999. The continued increase in the Company's revenues and overall improvement in business conditions will depend in large part on the continued growth of various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics equipment and military equipment. Revenue growth will also depend upon a better supply and demand balance within the industry. Furthermore, there can be no assurance that the book-to-bill ratio will result in actual sales due to various uncertainties, including but not limited to the possibility that customers are double booking with Atmel and an alternate supplier. While the Company experienced rapid revenue and net income growth from 1994 through 1996 and the second quarter of 1999, there can be no assurance that this growth will resume in future periods, as was evidenced in 1997 and 1998 and the first quarter of 1999.

The Company's Application Specific Integrated Circuit (ASIC) and Logic businesses represented 26 percent and eight percent, respectively, of total revenues for the first half of 1999. Revenues for ASIC products increased approximately $25.2 million in the first half of 1999 compared to the same period in 1998 primarily due to continued unit volume strength in certain of the Company's digital ASICs and cell-based ICs (CBICs). Despite ASPs for ASIC products decreasing in the first half of 1999 compared to the same period in 1998, much higher unit sales more than offset eroding prices. With the Company's acquisition of the Smart Information Transfer business of Motorola on April 9, 1999, the Company expects the ASIC business will increase as a percent of total revenues. The Company will continue to increase resources and manufacturing capacity allocated to the ASIC segment in the second half of 1999. The logic segment decreased $9.1 million in the first half of 1999 compared to the corresponding period in 1998 due to price erosion in certain of the logic's microcontroller and programmable logic device (PLD) products, which was not offset by a higher volume of shipments.

For the second quarter of 1999, the ASIC segment revenues increased $10.2 million compared to the same period of 1998 due to much higher shipments of CBIC-related products which was offset slightly by price erosion. Logic segment revenues decreased $5.1 million in the second quarter of 1999 compared to the same period of 1998 due to lower shipments of microcontroller-related products.

Temic segment revenues increased $39.2 million to $134.2 million for the six months ended June 30, 1999, compared to $95.0 million for the same period of 1998 due to much higher shipments offset slightly by price erosion. The increase in unit shipments was due to the inclusion of Temic's products for the full six months of 1999 compared to four months in 1998. For the three months ended June 30, 1999, revenues decreased $4.4 million to $68.1 million compared to $72.5 million for the same period of 1998 due to price erosion and a slight decrease in unit shipments.

The Company's net revenues by geographic areas are summarized as follows (in thousands):

                                      Three Months Ended                          Six Months Ended
                                           June 30,             Increase/             June 30,             Increase/
Region                                1999          1998       (decrease)        1999          1998       (decrease)
------                              --------      --------      --------       --------      --------      --------
North America                       $104,801      $121,812      $(17,011)      $203,587      $216,127      $(12,540)
Europe                               107,725        73,776        33,949        195,920       163,815        32,105
Asia                                  98,616        92,617         5,999        201,672       168,655        33,017
                                    --------      --------      --------       --------      --------      --------
Total                               $311,142      $288,205      $ 22,937       $601,179      $548,597      $ 52,582
                                    ========      ========      ========       ========      ========      ========

Foreign sales increased 8.6 percent in the first half of 1999 to 66.3 percent of net revenues compared to 57.7 percent in the same period of 1998. Sales to Europe increased approximately 19.5 percent or $32.1 million in the first half of 1999 compared to the same period in 1998 with sales increases in almost all European countries in which the Company does business, particularly Germany. This increase was due to (i) much higher unit shipments and (ii) the inclusion of Temic's products, which are primarily sold in Europe, for the full six months in 1999 compared to only four months in 1998. The unit shipment increase was offset by erosion in ASPs. Fluctuations in the French Franc, German Mark, and the Euro had a ($3.5) million impact on sales to Europe in the first half of 1999 compared to the same period in 1998. For the three months ended June
30, 1999, sales to Europe increased 46 percent due to much higher unit sales to all European countries in which the Company sells to. This increase was offset slightly by erosion in ASPs. Fluctuations in the French Franc, German Mark, and the Euro had a ($3.4) million impact on sales to Europe in the second quarter of 1999 compared to the same period in 1998.

Sales to Asia increased $33.0 million in the first half of 1999 to $201.7 million compared to $168.7 million in the first half of 1998. The increase was due to significant increases in unit sales offset by erosion in ASPs. Sales to Asia, except to Japan, are denominated in US dollars. If the revenues recorded in the first half of 1999 had been calculated at the average yen rate for the first half of 1998, revenues would have been $5.3 million lower.

For the three and six months ended June 30, 1999, approximately 39 percent and 38 percent, respectively, of foreign sales were denominated in foreign currencies compared to 49 percent and 38 percent for the same periods of 1998. The ten percent decrease in the second quarter of 1999 compared to the same period of 1998 was due to lower sales denominated in the German Mark, French Franc, and Japanese Yen. The Company's revenues for the first half of 1999 were negatively impacted in part by an overall strengthening of the U.S. dollar against foreign currencies in the markets in which the Company sells products. There can be no assurance that the US dollar will not further strengthen against foreign currencies and such strengthening could have an adverse effect on the Company's revenues.

COST OF SALES
Cost of sales as a percentage of net revenues decreased to 63.3 percent in the first half of 1999, from 66.3 percent in the corresponding period of 1998. The decrease in cost of sales as a percentage of net revenues was primarily due to
(i) a higher unit shipment base over which to spread fixed costs associated with the operation of wafer fabrication facilities in Colorado Springs, Colorado, and (ii) higher product margins as the Company's reliance on non-volatile memory products has decreased to 43 percent in 1999 from 48 percent in 1998.

Cost of sales as a percentage of net revenues decreased to 62.4 percent in the second quarter of 1999 from 69.3 percent in the corresponding period of 1998. The decrease in cost of sales as a percentage of net revenues was primarily due to (i) a higher revenue base over which to spread fixed costs associated with the operation of wafer fabrication facilities in Colorado Springs, Colorado, (ii) higher product margins in the ASIC and Temic segments and (iii) the shift in product mix from non-volatile memory products which accounted for 43 percent of net revenues in 1999 compared to 48 percent in 1998. While gross margins have improved during 1999, the Company expects competitive pressures to increase in its markets from existing companies and new entrants, which among other things could further accelerate the trend of such decreasing ASPs (See "Net Revenues" herein for a discussion of the Company's expectations on ASPs.) Accordingly, there can be no assurance that the Company will be able to sustain its recent gross margins. The Company has lowered its capital expenditure plan in 1999 and will focus on implementing chemical, mechanical polishing (CMP), 0.35-micron and 0.25-micron technologies in its wafer manufacturing facilities. Implementation of these technologies will enable the Company to achieve per unit cost reductions through die shrinks. However, production delays, difficulties in achieving acceptable yields at its manufacturing facilities or overcapacity could materially and adversely affect the Company's gross margin and future operating results.

RESEARCH AND DEVELOPMENT
As a percentage of net revenues, research and development cost increased to 15.0 percent in the first half of 1999, from 14.6 percent in the corresponding period of 1998. Research and development expenses increased 12.9 percent to $90.4 million in the first half of 1999 from $80.0 million in the first half of 1998. The increase was primarily due to the Company's continued investment in the shrinking of the die size of its integrated circuits from 0.65-micron and 0.5-micron line widths to 0.35-micron, 0.25-micron, and 0.18-micron line widths, enhancement of mature products, development of new products, CMOS, BiCMOS, and Silicon Germanium process technologies, manufacturing improvements, and the inclusion of Temic's research and development expense for the full six months of 1999 compared to only four months in 1998. For the three months ended June 30, 1999, research and development expenses were $43.1 million compared to $43.4 million in the same period of 1998. The Company believes that continued strategic investments in process technology and product development are essential for it to remain competitive in the markets it serves and is committed to appropriate levels of expenditures for research and development.

The Company spent approximately $11.7 million and $24.1 million for the three and six months ended June 30, 1999, on research & development activities necessary to realize Temic's in-process research and development activities. Related to these in-process research and development activities, the Company spent $17.8 million for product development, $2.3 million for process development and $4.0 million for System Level Integration (SLI) for the six months ended June 30, 1999. For the three months ended June 30, 1999, the Company spent $8.2 million for product development, $1.2 million for process development and $2.3 million for SLI. The Company believes that these projects are progressing in accordance with original estimates.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)
SG&A expenses increased by 20.0 percent to $80.3 million in the first half of 1999 from $66.9 million in the same period of 1998. The increase was largely due to (i) the inclusion of Temic's SG&A expense for the full six months of 1999 compared to only four months in 1998 and (ii) higher selling costs due to higher revenues, primarily in the ASIC segment. As a percentage of net revenues SG&A expenses were 13.4 percent for the first half of 1999 compared to 12.2 percent for the corresponding period of 1998.

SG&A expenses increased by 13.5 percent to $44.4 million in the second quarter of 1999 from $39.1 million in the same quarter of 1998. The increase was largely due to higher selling costs due to higher revenues, particularly in the ASIC segment. As a percentage of net revenues, SG&A expenses were 14.3 percent for the second quarter of 1999 and 13.5 percent for the corresponding quarter of 1998.

The Company expects SG&A expenses continue to increase as a percentage of net revenues for the remainder of 1999 due primarily to (i) expansions in international markets, (ii) legal costs associated with protecting the Company's intellectual property and (iii) provision for doubtful accounts receivable. Although the Company did not experience significant provisions or write-offs in the first half of 1999 due primarily to an improved collection environment in 1999 compared to 1998, the provision for doubtful accounts receivable may increase as the Company continues to evaluate the collectibility of its accounts receivables. Any increase could be caused by a greater exposure to older receivables arising from higher revenues, weakened business conditions, less financially strong customers, or the higher percentage of receivables in foreign countries. The Company believes it has adequate reserves in relation to these uncertainties.

IN PROCESS RESEARCH AND DEVELOPMENT (IPR&D) AND RESTRUCTURING
During the second quarter of 1998, the Company charged $23.4 million of purchased IPR&D related to the acquisition of Temic in March 1998. In addition, the Company allocated $19.7 million of the purchase price to developed technology and $3.7 million to the trained workforce acquired, both of which are being amortized over five years. The purchase price was less than the fair market value of the assets acquired. The resulting negative goodwill was allocated to noncurrent assets and IPR&D pro-rata based on the fair market values of the assets. At the time of the acquisition, the technological feasibility of the acquired in-process technology had not been established and the Company believed the technology had no alternative use. The Company intends to develop the acquired technology (see Research and Development); however, it is uncertain whether the Company will be successful in this regard. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase. See Note 5 (Temic Acquisition) in Notes to Condensed Consolidated Financial Statements.

During the second quarter of 1998, the Company announced a restructuring plan which included a 10 percent workforce reduction and the write-down of certain manufacturing equipment and machinery with older process technology. The program was primarily aimed at focusing the Company's business processes, attaining cost efficiencies and increasing manufacturing flexibility. The effects of the restructuring programs were expected to reduce the Company's cost of sales, salary cost and depreciation and improve its profit margins in the future. The Company expected these programs to generate pre-tax savings of approximately $30.0 million per quarter during such time. However, no assurance can be given as to the eventual cost savings under these restructuring programs. The Company is converting its manufacturing process to use 0.35-micron technology and is developing 0.25-micron technology. The Company started production of wafers using 0.35-micron technology at its Colorado Springs facility during the third quarter of 1998. The restructuring charges of $66.3 million included a provision of $1.3 million for severance costs and a reserve of $65.0 million for write-down of fixed assets. The severance activities were completed at the end of the second quarter of 1999.

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

INTEREST AND OTHER INCOME (EXPENSES), NET
The Company reported $32,000 of net interest and other income for the first half of 1999, compared to $13.8 million of net interest and other expense for the corresponding period of 1998. The increase in net interest and other income was primarily due to (i) a $14.9 million pre-tax gain related to the sale of certain assets (see Note 8 of Notes to Consolidated Financial Statements), (ii) higher interest income due to higher cash and short-term investment balances and (iii) gain on sale of equity investments. These increases were offset by a combination of (i) higher interest expense of $1.6 million associated with the April 1998 zero coupon convertible debt financing for $115.0 million which was used to finance the acquisition of Temic during the first quarter of 1998, and (ii) losses on disposals on non-essential fixed assets for $2.5 million.

The Company reported $5.3 million of net interest and other expense for the second quarter of 1999, compared to $9.3 million for the corresponding period of 1998. The decrease in net interest and other expense was primarily due to (i) higher foreign exchange transaction gains amounting to $3.7 million and (ii) higher interest income due to higher cash and short-term investment balances and
(iii) gain on sale of equity investments. This increase was offset by higher interest expense.

INCOME TAX PROVISION
The Company's effective tax rate was 36.0 percent for the three and six months ended June 30, 1999 compared to a tax benefit rate of 1.8 percent for the same periods in 1998. The increase was attributable to certain items associated with the acquisition of Temic, including the deduction of in-process research and development expenses, for which no tax benefit was recorded in the first half of 1998 and non-deductible permanent differences arising from foreign operations. For the remainder of 1999, the Company expects the effective tax rate will be 36.0 percent.

The increase in the tax provision for the three and six month periods ended June 30, 1999 of $10.3 million and $19.2 million, respectively, was a result of the combination of the increase in the effective tax rate discussed above and an increase in income before taxes in each period.

OPERATING INCOME BY SEGMENT
The Company's operating income by segments are summarized as follows (in thousands):

                                      Three Months Ended                          Six Months Ended
                                           June 30,             Increase/             June 30,             Increase/
Segment                               1999          1998       (decrease)        1999          1998       (decrease)
-------                             --------      --------      --------       --------      --------      --------
Non-volatile Memory                 $ 14,455      $  4,707      $  9,748       $ 26,671      $ 22,828      $  3,843
Temic                                  3,158         1,985         1,173          4,098         2,185         1,913
ASIC                                   8,398         6,227         2,171         26,376        10,439        15,937
Logic                                  5,996         7,416        (1,420)         9,182        11,156        (1,974)
                                    --------      --------      --------       --------      --------      --------
Total                               $ 32,007      $ 20,335      $ 11,672       $ 66,327      $ 46,608      $ 19,719
                                    ========      ========      ========       ========      ========      ========

For a reconciliation of segment operating income to total operating income, see
Note 10 "Segment Reporting" in Notes to Condensed Consolidated Financial Statements.

For the six months ended June 30, 1999, operating income by segment increased $19.7 million compared to the same period in 1998 due to an increase of $15.9 million in the ASIC segment. Higher gross margin in this segment was offset by higher selling costs related to higher revenues and higher research and development costs. For the three months ended June 30, 1999, operating income by segment increased $11.7 million due to the non-volatile memory segment accounting for $9.7 million of this increase. A combination of higher gross margin and lower selling costs in this segment accounted for the improved operating income.

NET INCOME
Net income of $3.0 million for the first half of 1999 increased $67.6 million from a net loss of $64.6 million in the corresponding period of the prior year. The increase was primarily due to the 1998 charges for $66.3 million and $23.4 million for restructuring and IPR&D, respectively, for which no similar charge was recorded in 1999 and higher gross margins. These increases were offset by the write-off, net of taxes, of previously capitalized start-up costs of $29.1 million (see Note 9 of Notes to Condensed Consolidated Financial Statements). For the second quarter of 1999, net income of $15.4 million increased by $106.8 million from a net loss of $91.4 million in the same period of 1998 due to the aforementioned two charges in 1998 and higher gross margins in 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had $320.4 million in cash and short-term investments, a decrease of $3.1 million from $323.6 million at December 31, 1998, and $529.7 million in net working capital, an increase of $37.5 million from $492.2 million at December 31, 1998. Accounts receivable increased 6.6 percent to $269.4 million at June 30, 1999 from $252.6 million at December 31, 1998. The average days of accounts receivable outstanding were 82 days and 89 days for the first half of 1999 and 1998, respectively. The decrease in average days outstanding was due primarily to an improved collection environment. The Company monitors collection risks and provides an adequate allowance for doubtful accounts related to these risks. While there can be no guarantee of collecting these receivables, the Company believes that substantially all net receivables will be collected given customers' current credit ratings and expects that average days outstanding will decrease with improved business conditions. For the six months ended June 30, 1999, the Company wrote-off approximately $17.6 million ($10.4 million related to a single customer) of accounts receivables. These write-offs were previously reserved for at December 31, 1998, and had no impact on the Company's results of operations. Inventories increased $11.4 million to $251.7 million at June 30, 1999 from $240.3 million at December 31, 1998 as the Company's Fab 7 in Rousset, France was brought into production. For the six months ended June 30, 1999, there were no material write-offs of inventory.

The Company believes that its existing sources of liquidity, together with cash flows from operations, lease financing on equipment and other short- and medium-term bank borrowings, will be sufficient to meet the Company's short and long-term liquidity and capital requirements through 2000. The Company may, however, seek additional equity or debt financing to fund the expansion of its wafer fabrication capacity or other projects; the timing and amount of such capital requirements cannot be precisely determined at this time. There can be no assurance that such financing would be available in amounts or terms acceptable to the Company.

CASH FLOW FROM OPERATING ACTIVITIES
During the six months ended June 30, 1999, net cash provided by operations was $86.2 million compared to $86.6 million in the same period of 1998, a decrease of $0.4 million. Net income before items not requiring the use of cash remained flat for both periods presented at $123.7 million. Cash used for net working capital purposes decreased $0.4 million in the first half of 1999 compared to the same period of 1998.

CASH FLOW FROM INVESTING ACTIVITIES
Net cash used in investing activities was $45.6 million for the six months ended June 30, 1999 compared to $320.7 million in the same period of 1998, a decrease of $275.1 million. This decrease was due to: (i) lower capital expenditures in the first half of 1999 of $56.8 million compared to $155.4 million in the same period of 1998. This reduction of $98.6 million was due to reduced expenditures in the first half of 1999 related to the fabrication facility in Rousset, France and a reduced capital expenditure budget in 1999 and (ii) the acquisition of Temic in the first half of 1998 for $99.3 million. The $275.1 million decrease was offset by (i) cash proceeds from liquidation of $40.6 million of net investments in marketable securities in 1999 and (ii) $17.7 million of proceeds in 1999 primarily related to the sale of Fab 6 (see Note 8 to Notes to Condensed Consolidated Financial Statements). The Company expects to fund the remaining 1999 capital expenditures using a combination of existing cash, sale of short-term investments, and equipment lease financing.

CASH FLOW FROM FINANCING ACTIVITIES
In the first half of 1999, net cash used in financing activities was $37.2 million compared to net cash provided by financing activities of $177.6 million in the first half of 1998, a decrease of $214.8 million. This decrease was primarily due to: (i) $118.9 million of proceeds from capital leases in the first half of 1998 compared to $25.6 million in the first half of 1999, (ii) $115.0 million in proceeds from the issuance of the zero coupon convertible debentures in April 1998, (iii) $7.6 million payment for settlement of warrants in the first half of 1999 and (iv) higher payments on capital leases and notes of $14.8 million in 1999 compared to 1998. This decrease was offset by the repurchase of 1.0 million shares of the Company's common stock for $16.6 million in the first quarter of 1998. As of June 30, 1999, the Company settled all outstanding warrants and no maximum potential obligation exists. The Company does not intend to enter into these warrant programs in the future. The Company from time to time may repurchase its common stock under the stock repurchase program (see Note 5 to Notes to Condensed Consolidated Financial Statements) when favorable market conditions exist and funds are available. The Company is authorized to repurchase an additional 8.6 million shares. The Company can not estimate when favorable market conditions will exist, the timing, or the amount of cash that will be used, if any, to repurchase its common stock.


YEAR 2000 RISKS

The Company is assessing and planning for Year 2000 computer date issues at all of its design, manufacturing and sales locations.

The Company initiated a program during 1997 to review its computer hardware and software systems, to prioritize and determine the impact of, and to provide solutions for Year 2000 requirements. The Year 2000 program is being conducted in five parallel phases - (i) planning, (ii) inventory/impact, (iii) remediation, (iv) testing and (v) implementation. The following is a status of each phase as of June 30, 1999:

(i) The Company has completed the planning phase of the Year 2000 program for both information technology (IT) and non-information technology (non-IT) systems. IT includes computers, peripherals, software, and networks. Non-IT comprises manufacturing equipment, test equipment, and building support equipment.

(ii) The inventory/impact phase has been completed for all systems.

(iii) The Company has completed the remediation phase for approximately 95 percent of all systems. The remaining systems have been analyzed and are awaiting vendor fixes. All fixes will be in place by the end of September 1999 or appropriate contingency plans will be implemented.

(iv) The testing phase has been completed for approximately 95 percent of all systems. The Electronic Data Interchange (EDI) system, the financial information system and the order entry systems are Year 2000 compliant in all locations. The production lot tracking system is Year 2000 compliant in all locations except Rousset, France. Rousset will implement a compliant system during the third quarter of 1999.

(v) Implementation will occur through the remainder of 1999.

The Company expects phases (iii) through (v) of the Year 2000 program to be completed for all internal systems by September 30, 1999. Implementation of phase (v) requires formalizing contingency plans for any non-compliant computer systems, equipment or suppliers. The Company will address all possible issues related to non-compliance and devise mitigating procedures. Contingency planning began in April 1999 and will be completed in the fourth quarter of 1999.

The Company has surveyed and received statements from all of its critical manufacturing equipment vendors and material and utility suppliers for Year 2000 compliance. All the equipment and utility vendors have responded and their progress is being monitored closely. The Company continues to monitor suppliers and has developed contingency plans to obtain the goods and services provided by any vendors determined to be non-compliant.

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

The Company's costs related to identifying and addressing Year 2000 issues world-wide are estimated to be $7.0 million. Thus far, the major costs associated with identifying and addressing Year 2000 issues have been in-house labor costs and equipment upgrades. For the three and six months ended June 30, 1999, approximately $2.2 million and $4.4 million was spent to identify and correct Year 2000 related issues. Equipment and computer systems purchased through the normal course of business have been qualified as Year 2000 compliant prior to purchase.

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

ITEM III: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

The Company has short-term debt, long-term debt and capital leases totaling approximately $799.9 million at June 30, 1999. Approximately $647.3 million of these borrowings have fixed interest rates. The Company has approximately $152.6 million of floating rate debt which is based on the London Inter-Bank Official Rate (LIBOR) and short-term Paris Inter-Bank Official Rate (PIBOR). The Company does not hedge either of these rates and could be negatively affected should either of these rates increase. A hypothetical 40 basis point increase in both of these interest rates would have a $0.6 million adverse impact on income before taxes on the Company's Condensed Consolidated Statements of Operations for the six months ended June 30, 1999. While there can be no assurance that both of these rates will remain at current levels, the Company believes that these rates will not increase significantly (defined as an increase of more than 40 basis points) and cause a material adverse impact on the Company's results of operations and financial position.

FOREIGN EXCHANGE RISK

The Company faces exposures to adverse movements in foreign currency exchange rates that could have a material adverse impact on the Company's financial results. Subsequent to the acquisition of Temic, the Company's revenues in Europe are primarily denominated in foreign currencies. For European receivables denominated in foreign currencies (the majority of which are in French franc, German mark and Euro), the Company has offsetting foreign currency liabilities to act as a natural hedge and therefore no hedging program exists for European sales.

All of the Company's sales to Asia are denominated in U.S. dollars, except for Japan where sales are denominated in yen. The Company's accounts receivables in yen are hedged using a loan denominated in yen of approximately equal amount. At December 31, 1998, the Company had forward exchange contracts with maturities of less than three months for $5.1 million to hedge foreign currency risk in Japan. At March 31, 1999, these contracts were allowed to expire because the yen-denominated accounts receivables had decreased approximately $5.1 million. To the extent that yen-denominated accounts receivable differ significantly from the yen-denominated loan, the Company will buy forward currency exchange contracts to hedge the additional exposure.

For the three and six months ended June 30, 1999, approximately 25 percent of total revenues were denominated in foreign currencies versus approximately 17 percent and 23 percent for the corresponding periods of 1998, respectively, due primarily to the inclusion of Temic's sales, the majority of which are denominated in foreign currencies. There is additional foreign currency risk associated with this higher proportion of sales denominated in foreign currencies on revenues and gross margin. The Company's revenues and gross margin were positively impacted as foreign currencies have strengthened in relation to the U.S. dollar in the first half of 1999 compared to the same period of 1998. There can be no assurance that this trend will continue for the remainder of 1999.

LITIGATION RISKS

The Company has from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering the Company's products or processes. The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. While the Company currently is not involved in any such litigation, there can be no assurance that intellectual property claims will not be made against the Company in the future or that the Company will not be prohibited from using the technologies subject to such claims or required to obtain licenses and make corresponding royalty payments. If the Company does not prevail in any such litigation, the Company's results of operations and financial position could be materially adversely affected.


PART II           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that management believes could have a material adverse effect on the Company's operating results.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

See Note 5 of Notes to Condensed Consolidated Financial Statements. These transactions were exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended. The transaction was privately negotiated and each offeree and purchaser was an accredited investor/qualified institutional buyer. No public offering or public solicitation was used by the Company in the placement of these securities.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Company's Annual Meeting of Stockholders held on April 28, 1999, proposals 1, 2, 3, and 7 were voted upon by stockholders pursuant to proxies solicited pursuant to Regulation 14A. At a continuance of the Annual Meeting held on June 10, 1999, proposals 4, 5, and 6 were voted upon by stockholders pursuant to proxies solicited pursuant to Regulation 14A.

Proposal 1.  Elect the following individuals to the Board of Directors:

                                                                         Votes For      Votes Withheld
                                                                         ---------      --------------
         George Perlegos                                                 88,933,935       2,012,431
         Gust Perlegos                                                   88,902,229       2,044,137
         Tsung-Ching Wu                                                  88,927,853       2,018,513
         Norm Hall                                                       88,880,965       2,065,401
         T. Peter Thomas                                                 88,941,262       2,005,104

Proposal 2. Amend the Company's 1991 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by 2,500,000 shares.

      For:                 56,951,666
      Against:              3,158,470
      Abstained:              434,457
      Non-Votes:           30,401,773

Proposal 3. Amend the Company's 1996 Stock Plan to increase the number of shares reserved for issuance by 5,000,000 shares.

      For:                 46,889,912
      Against:             13,121,363
      Abstained:              465,337
      Non-Votes:           30,469,754

Proposal 4. Change the Company's state of incorporation from California to Delaware by means of a merger of the Company with and into a wholly-owned Delaware subsidiary.

      For:                 50,856,816
      Against:             14,850,860
      Abstained:              463,677
      Non-Votes:           28,299,669

Proposal 5. Establish a classified Board of Directors of the Company when the change in its state of incorporation, proposed above, occurs.

      For:                 44,170,276
      Against:             21,386,175
      Abstained:              612,383
      Non-Votes:           28,302,188

Proposal 6. Increase the number of authorized shares of Common Stock of the Company from 240,000,000 to 500,000,000 when the change in its state of incorporation, proposed above, occurs.

      For:                 51,725,372
      Against:             15,406,204
      Abstained:              583,262
      Non-Votes:           26,756,184

Proposal 7. Appointment of PricewaterhouseCoopers L.L.P. as independent accountants of the Company for the year ending December 31, 1999.

      For:                 90,366,087
      Against:                282,758
      Abstained:              297,521
      Non-Votes:                    0

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibit:

27.1    Financial Data Schedule

(B) Reports on Form 8-K:

None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ATMEL CORPORATION
                                          -----------------
                                             (Registrant)



AUGUST 13, 1999                           /S/  DONALD COLVIN
                                          -----------------
                                             DONALD COLVIN
                            Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
27.1                          Financial Data Schedule