Form 10-Q
period 1999-09-30
ATMEL CORP
filed 1999-11-12
CIK 872448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________

                         COMMISSION FILE NUMBER 0-19032

                                ATMEL CORPORATION
                                  (Registrant)

            DELAWARE                                  77-0051991
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

ON NOVEMBER 5, 1999, REGISTRANT HAD OUTSTANDING 100,802,284 SHARES OF COMMON STOCK.

                                ATMEL CORPORATION

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX



                                                                                                    PAGE
                                                                                                    ----

PART I:    FINANCIAL INFORMATION

           Item 1.     Financial Statements

                       Condensed Consolidated Balance Sheets at September 30, 1999 and December
                       31, 1998                                                                       1

                       Condensed Consolidated Statements of Operations for the three and nine
                       months ended September 30, 1999 and September 30, 1998                         2

                       Condensed Consolidated Statements of Cash Flows for the nine months
                       ended September 30, 1999 and September 30, 1998                                3

                       Condensed Consolidated Statement of Comprehensive Income for the three
                       and nine months ended September 30, 1999 and September 30, 1998                4

                       Notes to Condensed Consolidated Financial Statements                           5

           Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                           12

           Item 3.     Quantitative and Qualitative Disclosures About Market Risk                    23

PART II:   OTHER INFORMATION

           Item 1.     Legal Proceedings                                                             24

           Item 2.     Changes in Securities and Use of Proceeds                                     24

           Item 6.     Exhibits and Reports on Form 8-K                                              24

SIGNATURES                                                                                           25

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ATMEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                     September 30, 1999      December 31, 1998
                                                     ------------------      -----------------

CURRENT ASSETS
    Cash and cash equivalents                           $    182,507           $    161,721
    Short-term investments                                   160,561                161,844
    Accounts receivable                                      301,776                252,601
    Inventories                                              262,252                240,258
    Other current assets                                      65,783                 74,967
                                                        ------------           ------------
         TOTAL CURRENT ASSETS                                972,879                891,391

Fixed assets, net                                            921,397                964,126
Other assets                                                  53,984                107,220
                                                        ------------           ------------
         TOTAL ASSETS                                   $  1,948,260           $  1,962,737
                                                        ============           ============
CURRENT LIABILITIES
    Current portion of long-term debt                   $     84,425           $     81,995
    Trade accounts payable                                   149,182                141,842
    Accrued liabilities and other                            167,943                151,212
    Deferred income on shipments to distributors              28,574                 24,170
                                                        ------------           ------------
         TOTAL CURRENT LIABILITIES                           430,124                399,219

Long-term debt less current portion                          718,262                771,069
Deferred income taxes                                          3,404                  3,404
                                                        ------------           ------------
         TOTAL LIABILITIES                                 1,151,790              1,173,692
                                                        ------------           ------------
Put warrants                                                      --                 56,850
                                                        ------------           ------------

SHAREHOLDERS' EQUITY
    Common stock                                             387,858                330,073
    Accumulated other comprehensive income                   (13,821)                    29
    Retained earnings                                        422,433                402,093
                                                        ------------           ------------
         TOTAL SHAREHOLDERS' EQUITY                          796,470                732,195
                                                        ------------           ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $  1,948,260           $  1,962,737
                                                        ============           ============

        The accompanying notes are an integral part of these statements.

                                ATMEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per-share data)
                                   (Unaudited)

                                                    Three Months Ended              Nine Months Ended
                                                       September 30,                  September 30,
                                                   1999            1998           1999            1998
                                                ----------      ----------     ----------      ----------

NET REVENUES                                    $  340,244      $  273,814     $  941,423      $  822,411

EXPENSES
    Cost of sales                                  211,767         172,699        592,142         536,566
    Research and development                        46,296          45,929        136,649         125,982
    Selling, general and administrative             46,321          40,796        126,646         107,737
    In process research and development                 --              --             --          23,425
    Restructuring charges                               --              --             --          66,300
                                                ----------      ----------     ----------      ----------
        TOTAL OPERATING EXPENSES                   304,384         259,424        855,437         860,010
                                                ----------      ----------     ----------      ----------

OPERATING INCOME (LOSS)                             35,860          14,390         85,986         (37,599)
Interest and other expenses, net                     8,820           9,689          8,788          23,470
                                                ----------      ----------     ----------      ----------

INCOME (LOSS) BEFORE TAXES                          27,040           4,701         77,198         (61,069)
Income tax provision (benefit)                       9,734              83         27,790          (1,071)
                                                ----------      ----------     ----------      ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                               17,306           4,618         49,408         (59,998)
Cumulative effect of accounting change,
    net of tax effect                                   --              --        (29,068)             --
                                                ----------      ----------     ----------      ----------
NET INCOME (LOSS)                               $   17,306      $    4,618     $   20,340      $  (59,998)
                                                ==========      ==========     ==========      ==========

BASIC NET INCOME (LOSS) PER SHARE:
    INCOME (LOSS) BEFORE CUMULATIVE EFFECT
        OF ACCOUNTING CHANGE                    $     0.17      $     0.05     $     0.49      $    (0.60)
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
        NET OF TAX EFFECT                               --              --          (0.29)             --
                                                ----------      ----------     ----------      ----------
    NET INCOME (LOSS)                           $     0.17      $     0.05     $     0.20      $    (0.60)
                                                ==========      ==========     ==========      ==========

DILUTED NET INCOME (LOSS) PER SHARE:
    INCOME (LOSS) BEFORE CUMULATIVE EFFECT
        OF ACCOUNTING CHANGE                    $     0.17      $     0.05     $     0.48      $    (0.60)
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
        NET OF TAX EFFECT                               --              --          (0.28)             --
                                                ----------      ----------     ----------      ----------
    NET INCOME (LOSS)                           $     0.17      $     0.05     $     0.20      $    (0.60)
                                                ==========      ==========     ==========      ==========

SHARES USED IN BASIC NET INCOME (LOSS)
    PER SHARE CALCULATIONS                         100,475          99,472        100,218          99,267
                                                ==========      ==========     ==========      ==========
SHARES USED IN DILUTED NET INCOME (LOSS)
    PER SHARE CALCULATIONS                         104,009         100,053        103,242          99,267
                                                ==========      ==========     ==========      ==========

        The accompanying notes are an integral part of these statements.

                                ATMEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                  1999            1998
                                                                               ----------      ----------

CASH FROM OPERATING ACTIVITIES
    Net income (loss)                                                          $   20,340      $  (59,998)
    Items not requiring the use of cash
        Depreciation and amortization                                             150,570         148,961
        Restructuring charges                                                          --          66,300
        In process research and development                                            --          23,425
        Cumulative effect of accounting change, net of taxes                       29,068              --
        Gain on sale of fixed assets and investments                              (15,333)            (50)
        Other                                                                      (7,109)            273
    Changes in operating assets and liabilities
        Accounts receivable                                                       (49,490)         14,126
        Inventories                                                                (4,030)        (80,184)
        Prepaid taxes and other assets                                              7,765          23,556
        Trade accounts payable and other accrued liabilities                       28,992         (25,648)
        Income taxes payable                                                         (625)         15,965
        Deferred income on shipments to distributors                                4,404          (5,608)
                                                                               ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         164,552         121,118
                                                                               ----------      ----------
CASH FROM INVESTING ACTIVITIES
        Acquisition of fixed assets                                              (118,586)       (176,321)
        Sale of fixed assets                                                       19,307             699
        Acquisition of other assets                                                  (200)        (41,638)
        Purchase of other businesses                                               (7,374)        (99,250)
        Purchase of investments                                                   (83,064)       (211,434)
        Sale or maturity of investments                                            88,305         193,863
                                                                               ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                                            (101,612)       (334,081)
                                                                               ----------      ----------
CASH FROM FINANCING ACTIVITIES
        Proceeds from issuance of convertible bonds                                    --         115,004
        Proceeds from capital leases and notes                                     42,507         253,006
        Principal payments on capital leases and notes                            (79,521)       (185,720)
        Payment from settlement of put warrants                                    (7,619)             --
        Repurchase of stock                                                            --         (20,047)
        Issuance of common stock                                                    8,357           8,403
                                                                               ----------      ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                               (36,276)        170,646
                                                                               ----------      ----------
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                              (5,878)          2,977
                                                                               ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               20,786         (39,340)
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          161,721         174,310
                                                                               ----------      ----------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  182,507      $  134,970
                                                                               ==========      ==========
Interest paid                                                                  $   34,652      $   28,766
Income taxes paid                                                              $   12,745      $    1,090
Issuance of common stock for purchase of other assets                          $      197      $    2,652
Fixed asset purchases in accounts payable                                      $   12,055      $    8,786
Purchase of call warrants from proceeds of put warrants                        $       --      $    4,450

        The accompanying notes are an integral part of these statements.

                                ATMEL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                 September 30,
                                                                1999           1998           1999           1998
                                                              ---------      ---------      ---------      ---------

          NET INCOME (LOSS)                                   $  17,306      $   4,618      $  20,340      $ (59,998)

          Other comprehensive income (loss), net of tax:
              Foreign currency translation adjustments            5,599         10,783        (11,687)         9,941
              Unrealized losses on securities:
                  Unrealized holding losses arising              (1,342)          (972)        (2,925)          (999)
                       during period
                   Less:  Reclassification adjustment of
                       gain included in net income (loss)           762             --            762             --
                                                              ---------      ---------      ---------      ---------
              Other comprehensive income (loss)                   5,019          9,811        (13,850)         8,942
                                                              ---------      ---------      ---------      ---------
          COMPREHENSIVE INCOME (LOSS)                         $  22,325      $  14,429      $   6,490      $ (51,056)
                                                              =========      =========      =========      =========

        The accompanying notes are an integral part of these statements.

                                ATMEL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of September 30, 1999, and the results of operations, comprehensive income and cash flows for the three and nine month periods ended September 30, 1999 and 1998. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report to Shareholders filed on Form 10-K/A for the year ended December 31, 1998. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Prior year amounts have been reclassified to conform with current presentation.

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

2. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is computed using a currently adjusted standard basis (which approximates actual cost on a current average or first-in, first-out basis) for finished goods and work in progress. Inventories comprise the following (in thousands):

                              September 30, 1999     December 31, 1998
                              ------------------     -----------------

Materials and purchased parts     $  15,733             $  14,082
Finished goods                       20,247                43,913
Work in progress                    226,272               182,263
                                  ---------             ---------
TOTAL                             $ 262,252             $ 240,258
                                  =========             =========

3. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows:

                                                       Three Months Ended          Nine Months Ended
                                                          September 30,              September 30,
(in thousands, except per share data)                  1999          1998          1999          1998
                                                     ---------     ---------     ---------     ---------

Basic and diluted net income (loss) (numerator)      $  17,306     $   4,618     $  20,340     $ (59,998)
                                                     =========     =========     =========     =========

Shares used in basic net income (loss) per share
 Weighted average shares of common
  stock outstanding                                    100,475        99,472       100,218        99,267
                                                     =========     =========     =========     =========

Shares used in diluted net income (loss) per
share calculations (denominator):
 Weighted average shares of common stock
outstanding                                            100,475        99,472       100,218        99,267
  Dilutive effect of stock options                       3,534           581         3,024            --
                                                     ---------     ---------     ---------     ---------
                                                       104,009       100,053       103,242        99,267
                                                     =========     =========     =========     =========

Basic net income (loss) per share                    $    0.17     $    0.05     $    0.20     $   (0.60)
                                                     =========     =========     =========     =========

Diluted net income (loss) per share                  $    0.17     $    0.05     $    0.20     $   (0.60)
                                                     =========     =========     =========     =========

The Company has debt securities for $150.0 million and $115.0 million that could potentially dilute basic EPS in the future. The following dilutive shares were excluded from diluted EPS because to do so would have been antidilutive: 5,964 shares and 5,870 shares for the three months ended September 30, 1999 and 1998, respectively; 5,838 shares and 5,139 shares for the nine months ended September 30, 1999 and 1998, respectively.

4. PUT WARRANTS

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

In connection with the Company's stock repurchase program, put warrants were sold to an independent third party during fiscal years 1998, 1997 and 1996. The Company used the proceeds from the sale of the put warrants to purchase call warrants in a transaction not requiring any net cash outlay at the time. All positions have either been settled in cash or expired. Activity during the first nine months of 1999 is summarized as follows (in thousands):

                                Cumulative     Weighted      Shares          Shares        Potential
                                   Net          Average     covered by      covered by     obligation
                                 Premium        Exercise       Put            Call          on Put
                                 Received        Price       Warrants       Warrants       Warrants
                                ---------      ---------     ---------      ---------      ---------

DECEMBER 31, 1998               $  10,008             --         2,700          1,350      $  56,850
Settlement of put warrants         (9,024)         21.06        (2,700)            --        (56,850)
Settlement of call warrants         1,405          23.92            --         (1,350)            --
                                ---------      ---------     ---------      ---------      ---------
SEPTEMBER 30, 1999              $   2,389             --            --             --      $      --
                                =========      =========     =========      =========      =========

The put warrants entitled the aforementioned independent third party to sell shares of the Company's common stock to the Company at specified strike prices and exercise dates, while the call warrants entitled the Company to buy from the same third party shares of the Company's common stock at specified strike prices and exercise dates.

The Company closed out the following warrant transactions during the year:
1,500,000 warrants on January 29, which resulted in a net cash outlay of $2,467,000; 920,000 warrants on April 19, which resulted in a net cash outlay of $4,002,000; 280,000 warrants on May 13, which resulted in a net cash outlay of $1,150,000. After the above transactions, there are no remaining put and call warrants outstanding and the Company does not expect to enter into these transactions in the future.

As all of the put warrants have been closed out as of September 30, 1999, no maximum potential repurchase obligation exists as of such date; however as of December 31, 1998, this obligation was $56,850,000 and has been classified separately on the Company's Condensed Consolidated Balance Sheet. There was no impact on basic and diluted net income (loss) per share resulting from these transactions in the three and nine months ended September 30, 1999 and 1998.

5. TEMIC ACQUISITION

On March 1, 1998 the Company acquired the integrated circuit business of Temic Semiconductor (Temic) of Heilbronn, Germany, a wholly owned subsidiary of Vishay Intertechnology, Inc. for $99,250,000 in cash. The acquisition of the integrated circuit business of Temic included its wholly owned subsidiary, MHS based in Nantes, France. Temic designs, manufactures and sells analog, microcontroller and ASIC products that service the automotive, telecommunications, consumer and industrial markets.

In connection with the acquisition, the Company accrued $1.3 million at December 31, 1998, for the cost of terminating certain employees at Temic's MHS subsidiary. For the nine months ended September 30, 1999, the Company charged $1.3 million against the reserve. The Company completed these activities in the second quarter of 1999.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of the date or of results which may occur in the future.

                                   Three Months Ended  Nine Months Ended
                                      September 30,      September 30,
(in thousands, except per share data)     1998               1998
                                        ---------          ---------

Net revenues                            $ 273,814          $ 865,520
                                        =========          =========

Net income (loss)                       $   4,618          $ (68,508)
                                        =========          =========

Diluted net income (loss) per share     $    0.05          $   (0.69)
                                        =========          =========

6. SMART INFORMATION TRANSFER (SIT)

On April 9, 1999, the Company acquired substantially all of the assets and assumed certain associated liabilities of the SIT business of the Semiconductor Products Sector of Motorola, Inc. for $7.4 million. The transaction was accounted for as a purchase.

7. DISPOSITION OF ASSETS

As previously announced in the Company's 1998 Report on Form 10-K, in January 1999, the Company completed the sale of certain items of plant and equipment in Rousset, France for $17.6 million in cash. The Company recorded a pre-tax gain of $14.9 million ($9.5 million after-tax), after disposal costs, which is included in the Company's Condensed Consolidated Statements of Operations under the caption "Interest and other expenses, net."

8. CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. The SOP is effective for the Company's fiscal year ended December 31, 1999, and requires the effect of adoption to be reported as a cumulative effect of change in accounting principle. Accordingly, the Company has adopted the accounting pronouncement effective January 1, 1999. The Company had previously capitalized start-up costs for a fabrication facility at its Rousset, France site during and prior to 1998. These start-up costs (which are included in the caption "Other assets" in the Company's Condensed Consolidated Balance Sheet at December 31,
1998) of $48.9 million were written-off in the first quarter of 1999 and presented net of tax for $29.1 million under the caption "Cumulative effect of accounting change" in the Company's Condensed Consolidated Statements of Operations. The start-up costs incurred to make this fabrication facility production-ready were completed in the second quarter of 1999. The following unaudited pro-forma table sets forth the impact on income before the cumulative effect of accounting change and net income (loss) from adopting SOP 98-5 in the periods presented as if SOP 98-5 had been implemented in such periods. The pro-forma results are not necessarily indicative of the results which would have occurred had SOP 98-5 been effective in the periods presented, nor are they indicative of future financial results.

                                                                 Three Months Ended              Nine Months Ended
(in thousands, except per share data)                               September 30,                  September 30,
                                                                 1999            1998           1999            1998
                                                              ----------      ----------     ----------      ----------

Income (loss) before cumulative effect of
    accounting change                                         $   17,306      $    4,618     $   49,408      $  (59,998)
Deferred start-up costs expensed                                      --          (7,620)            --         (10,870)
                                                              ----------      ----------     ----------      ----------
Net Income (loss)                                             $   17,306      $   (3,002)    $   49,408      $  (70,868)
                                                              ==========      ==========     ==========      ==========
Diluted earnings per share:
    Income (loss) before cumulative effect
        of accounting change                                  $     0.17      $     0.05     $     0.48      $    (0.60)
                                                              ==========      ==========     ==========      ==========
    Net income (loss)                                         $     0.17      $    (0.03)    $     0.48      $    (0.71)
                                                              ==========      ==========     ==========      ==========

9. SEGMENT REPORTING

The Company has four reportable segments, each of which require different design, development and marketing resources to produce and sell semiconductor integrated circuits: Non-Volatile Memories (NVM), Temic, Application Specific Integrated Circuits (ASIC) and Logic. The items labeled "Unallocated Amounts" are either not allocated to reportable segments or are not considered by management in its evaluation of business unit performance.

Information about segments (in thousands):

                                             NVM          Temic         ASIC          Logic        Total
                                          ---------     ---------     ---------     ---------    ---------

THREE MONTHS ENDED SEPTEMBER 30, 1999

Net revenues from external customers      $ 163,933     $  66,842     $  83,754     $  25,715    $ 340,244
Segment operating income (loss)              19,739        13,074        12,668        (1,361)      44,120

THREE MONTHS ENDED SEPTEMBER 30, 1998

Net revenues from external customers      $ 113,987     $  68,357     $  68,455     $  23,015    $ 273,814
Segment operating income (loss)               2,137         8,386         7,389        (1,575)      16,337

Information about segments (in thousands):

                                             NVM          Temic          ASIC         Logic        Total
                                          ---------     ---------     ---------     ---------    ---------

NINE MONTHS ENDED SEPTEMBER 30, 1999

Net revenues from external customers     $ 424,868     $ 201,023     $ 242,751     $  72,781     $ 941,423
Segment operating income                    46,410        17,172        39,044         7,821       110,447

NINE MONTHS ENDED SEPTEMBER 30, 1998

Net revenues from external customers     $ 377,627     $ 163,359     $ 202,222     $  79,203     $ 822,411
Segment operating income                    24,965        10,571        17,828         9,581        62,945

Reconciliations of segment information to financial statements (in thousands):

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
Operating income                                             1999            1998            1999            1998
                                                          ----------      ----------      ----------      ----------

Total income for reportable segments                      $   44,120      $   16,337      $  110,447      $   62,945
Unallocated amounts:
    Corporate R&D                                             (7,473)         (2,405)        (20,819)         (3,825)
    In process research and development                           --              --              --         (23,425)
    Restructuring charges                                         --              --              --         (66,300)
    Corporate expenses                                          (787)            458          (3,642)         (6,994)
                                                          ----------      ----------      ----------      ----------
Consolidated operating income (loss) before interest,
    taxes, and cumulative effect of accounting change     $   35,860      $   14,390      $   85,986      $  (37,599)
                                                          ==========      ==========      ==========      ==========

10. COMPREHENSIVE INCOME

The income tax effect of each element of comprehensive income for the three and nine months ended September 30, 1999 and 1998, respectively, is as follows (in thousands):

                                                 Three Months Ended                        Nine Months Ended
                                                 September 30, 1999                        September 30, 1999
                                      ---------------------------------------      --------------------------------------
                                       Before-          Tax                         Before-        Tax
                                        Tax          (Expense)     Net-of-Tax         Tax        (Expense)     Net-of-Tax
                                       Amount        or Benefit      Amount         Amount       or Benefit      Amount
                                      ---------      ---------      ---------      ---------      ---------     ---------

Foreign currency translation
     adjustments                      $   8,747      $  (3,148)     $   5,599      $ (18,261)     $   6,574     $ (11,687)
Unrealized gain on securities,
      Net of reclassification adj          (907)           327           (580)        (3,380)         1,217        (2,163)
                                      ---------      ---------      ---------      ---------      ---------     ---------
Other comprehensive income
     (loss)                           $   7,840      $  (2,821)     $   5,019      $ (21,641)     $   7,791     $ (13,850)
                                      =========      =========      =========      =========      =========     =========

                                                 Three Months Ended                        Nine Months Ended
                                                 September 30, 1998                        September 30, 1998
                                      ---------------------------------------      --------------------------------------
                                       Before-          Tax                         Before-        Tax
                                        Tax          (Expense)     Net-of-Tax         Tax        (Expense)     Net-of-Tax
                                       Amount        or Benefit      Amount         Amount       or Benefit      Amount
                                      ---------      ---------      ---------      ---------      ---------     ---------

Foreign currency translation
     adjustments                      $  16,590      $  (5,807)     $  10,783      $  15,294      $  (5,353)    $   9,941
Unrealized gain on securities            (1,496)           524           (972)        (1,537)           538          (999)
                                      ---------      ---------      ---------      ---------      ---------     ---------
Other comprehensive income
     (loss)                           $  15,094      $  (5,283)     $   9,811      $  13,757      $  (4,815)    $   8,942
                                      =========      =========      =========      =========      =========     =========

The accumulated balances of other comprehensive income at September 30, 1999 are summarized as follows (in thousands):

                                                            Current
                                             Beginning       Period         Ending
                                              Balance        Change         Balance
                                             ---------      ---------      ---------

Foreign currency translation adjustments     $     492      $ (11,687)     $ (11,195)

Unrealized gain (loss) on securities              (463)        (2,163)        (2,626)
                                             ---------      ---------      ---------
                                             $      29      $ (13,850)     $ (13,821)
                                             =========      =========      =========

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

The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                               1999        1998       1999         1998
                                              ------      ------     ------       ------

NET REVENUES                                   100.0%      100.0%     100.0%       100.0%

EXPENSES
     Cost of sales                              62.3        63.1       62.9         65.2
     Research and development                   13.6        16.8       14.5         15.3
     Selling, general and administrative        13.6        14.9       13.5         13.1
     In process research and development          --          --         --          2.9
     Restructuring charges                        --          --         --          8.1
                                              ------      ------     ------       ------
TOTAL OPERATING EXPENSES                        89.5        94.8       90.9        104.6

OPERATING INCOME (LOSS)                         10.5         5.2        9.1         (4.6)
Interest and other expenses, net                 2.6         3.5        0.9          2.8
                                              ------      ------     ------       ------
INCOME (LOSS) BEFORE TAXES                       7.9         1.7        8.2         (7.4)
Income tax provision (benefit)                   2.8         0.0        2.9         (0.1)
                                              ------      ------     ------       ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                            5.1         1.7        5.3         (7.3)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE            --          --       (3.1)          --
                                              ------      ------     ------       ------
NET INCOME (LOSS)                                5.1%        1.7%       2.2%        (7.3)%
                                              ======      ======     ======       ======

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

NET REVENUES

The Company's net revenues by segment are summarized as follows (in thousands):

                           Three Months Ended                             Nine Months Ended
                              September 30,           Increase/             September 30,           Increase/
Segment                    1999           1998        (decrease)         1999           1998        (decrease)
-------                 ----------     ----------     ----------      ----------     ----------     ----------

Non-volatile Memory     $  163,933     $  113,987     $   49,946      $  424,868     $  377,627     $   47,241
Temic                       66,842         68,357         (1,515)        201,023        163,359         37,664
ASIC                        83,754         68,455         15,299         242,751        202,222         40,529
Logic                       25,715         23,015          2,700          72,781         79,203         (6,422)
                        ----------     ----------     ----------      ----------     ----------     ----------
Total                   $  340,244     $  273,814     $   66,430      $  941,423     $  822,411     $  119,012
                        ==========     ==========     ==========      ==========     ==========     ==========

Net revenues increased 14.5 percent to $941.4 million for the nine months ended September 30, 1999 from $822.4 million in the same period of 1998. This increase was primarily due to (i) much higher shipments for substantially all segments and products in 1999 compared to 1998 and (ii) the inclusion of Temic's sales for $201.0 million for the full nine months ended September 30, 1999 compared to $163.4 million from March 1 to September 30 of 1998. See Note 5 (Temic Acquisition) of Notes to Condensed Consolidated Financial Statements for a discussion on the Temic acquisition . Net revenues increased 24.3 percent to $340.2 million in the quarter ended September 30, 1999 from $273.8 million in the corresponding quarter of 1998 due to much higher shipments for substantially all segments and products.

NON-VOLATILE MEMORY (NVM)

NVM revenues increased $47.2 million for the nine months ended September 30, 1999 compared to the same period in 1998 due to much higher unit shipments offset partially by lower average selling prices (ASPs). The increase in unit shipments was primarily in the Company's electrically erasable programmable read only memory (EEPROM)-related products; the decrease in ASPs was primarily in the Company's lower density Flash products.

For the three months ended September 30, 1999, NVM revenues increased $49.9 million compared to the same period of 1998 due to much higher unit shipments for substantially all products within this segment, particularly EEPROM and Flash products, both of which service the wireless, cell, phone and other telecommunications-related markets. These increases were offset by erosion in ASPs, particularly for lower density Flash products.

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, characterized by diminished product demand, production overcapacity and subsequent accelerated erosion of ASPs. The memory portion of the semiconductor industry has continued to experience intense competition among suppliers during 1999, particularly for the commodity portion.

If this condition continues, the Company's growth and results of operations could be adversely affected. While ASPs substantially stopped their long decline in the second quarter of 1999, they are still lower than in similar periods in 1998. The Company expects ASPs to continue an upward climb in the fourth quarter of 1999 and the first half of 2000 because (i) demand will continue to increase faster than supply in the industry during this time, (ii) demand for the Company's products has continued to increase quarter to quarter and (iii) the Company has recorded a positive book-to-bill ratio for all of the Company's segments, especially for NVM products. Based on these positive factors and overall improvements in business conditions within the industry, the Company expects its revenues will continue to increase in the fourth quarter of 1999 and into the first half of next year. However, there can be no assurance that ASPs or that business conditions will improve in these periods. The continued increase in the Company's revenues and overall improvement in business conditions will depend in large part on the continued growth of various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics equipment and military equipment. Revenue growth will also depend upon supply and demand balance within the industry. Furthermore, there can be no assurance that the book-to-bill ratio will result in actual sales due to various uncertainties, including but not limited to the possibility that customers are double booking with Atmel and an alternate supplier. While the Company experienced rapid revenue and net income growth from 1994 through 1996 and the second and third quarters of 1999, there can be no assurance that this growth will resume in future periods, as was evidenced by the declines in 1997 and 1998 and the first quarter of 1999.

TEMIC

Temic segment revenues increased $37.7 million for the nine months ended September 30, 1999, compared to 1998 due to the inclusion of Temic's products for the full nine months of 1999 compared to seven months in 1998. These increases were offset slightly by erosion in ASPs. For the three months ended September 30, 1999, revenues decreased $1.5 million compared to 1998 due to price erosion offset by a slight increase in unit shipments.

APPLICATION SPECIFIC INTEGRATED CIRCUIT (ASIC)

The ASIC segment increased $15.3 million and $40.5 million for the three and nine months ended September 30, 1999 compared to the same periods of 1998. These increases were due to (i) positive revenue contribution from the April 1, 1999 acquisition of the Smart Information Transfer (SIT) business (see Note 6 of Notes to Condensed Consolidated Financial Statements), (ii) higher shipments in cell-based integrated circuits (CBICs) products, particularly related to electronic game-related products, and (iii) higher shipments in customer designed circuits. These increases were offset by erosion in ASPs. The Company will continue to increase resources and manufacturing capacity allocated to the ASIC segment in the fourth quarter of 1999 and in the first half of 2000.

LOGIC

The Logic segment decreased $6.4 million for the nine months ended September 30, 1999 compared to 1998 due to price erosion in all of this segment's products offset slightly by increases in unit shipments. For the three months ended September 30, 1999, revenues increased $2.7 million due to much higher unit shipments of programmable logic devices which was offset by price erosion in all of this segment's products.

The Company's net revenues by geographic regions are summarized as follows (in thousands):

                     Three Months Ended                        Nine Months Ended
                       September 30,                             September 30,
Region              1999          1998        Increase        1999          1998        Increase
------            ---------     ---------     ---------     ---------     ---------     ---------

North America     $ 128,834     $ 102,612     $  26,222     $ 332,421     $ 318,740     $  13,681
Europe               84,021        81,112         2,909       279,892       244,865        35,027
Asia                127,389        90,090        37,299       329,110       258,806        70,304
                  ---------     ---------     ---------     ---------     ---------     ---------
Total             $ 340,244     $ 273,814     $  66,430     $ 941,423     $ 822,411     $ 119,012
                  =========     =========     =========     =========     =========     =========

Foreign sales as a percentage of net revenues increased 3.5 percent in the first nine months of 1999 to 64.7 percent compared to 61.2 percent in the same period of 1998. Sales to Europe increased 14.3 percent or $35.0 million in the first nine months of 1999 compared to the same period in 1998 with sales increases in almost all European countries in which the Company does business, particularly Germany. This increase was due to (i) much higher unit shipments and (ii) the inclusion of Temic's products, which are primarily sold in Europe, for the full nine months in 1999 compared to only seven months in 1998. The unit shipment increase was offset by erosion in ASPs. Fluctuations in the French franc, German mark, and the euro had a negative $7.6 million impact on sales to Europe for the nine months ended September 30, 1999 compared to the same period in 1998. For the three months ended September 30, 1999, sales to Europe increased 3.6 percent due to higher ASPs offset by a slight decrease in unit shipments. Fluctuations in the French franc, German mark, and the euro had a negative $5.7 million impact on sales to Europe in the third quarter of 1999 compared to the same period in 1998.

Sales to Asia increased $70.3 million in the first nine months of 1999 to $329.1 million compared to $258.8 million in the same period of 1998. The increase was due to significant increases in unit shipments combined with slightly higher ASPs. Sales to Asia, except to Japan, are denominated in US dollars. Fluctuations in the yen had a $2.5 million and $7.8 million positive impact on sales to Japan for the three and nine months ended September 30, 1999 compared to the same periods in 1998.

For the three and nine months ended September 30, 1999, approximately 42 percent and 41 percent, respectively, of foreign sales were denominated in foreign currencies compared to 37 percent and 38 percent for the same periods of 1998. The five and three percent increases in the three and nine months ended September 30, 1999 compared to the same periods of 1998 were due to higher sales denominated in the German mark, French franc, and Japanese yen. While revenues for the first nine months of 1999 were impacted favorably by an overall weakening of the U.S. dollar against foreign currencies in the markets in which the Company sells products, there can be no assurance that the US dollar will not strengthen against foreign currencies as was the case in the first half of 1999 and such strengthening could have an adverse effect on the Company's revenues.

COST OF SALES

Cost of sales as a percentage of net revenues improved to 62.9 percent in the first nine months of 1999, from 65.2 percent in the corresponding period of 1998. The decrease in cost of sales as a percentage of net revenues was primarily due to (i) a higher unit shipment base over which to spread fixed costs associated with the operation of wafer fabrication facilities in Colorado Springs, Colorado, (ii) increased utilization of the recently completed 8 inch wafer fabrication facility in Rousset, France, (iii) higher product margins in the ASIC and Temic segments, (iv) implementation of the restructuring plan (see "In Process Research and Development and Restructuring" herein) and (v) lower provision for inventory obsolescence. The lower provision was related to one of the Company's Asian subsidiaries holding significantly lower inventory levels.

Cost of sales as a percentage of net revenues were essentially flat at 62.3 percent and 63.1 percent in the third quarter of 1999 and 1998, respectively. The slight decrease in cost of sales as a percentage of net revenues was primarily due to (i) a higher unit shipment base over which to spread fixed costs associated with the operation of wafer fabrication facilities in Colorado Springs, Colorado, (ii) higher product margins in the ASIC and Temic segments and (iii) lower provision for inventory obsolescence.

While gross margins have slightly improved during 1999, the Company could continue to experience additional competitive pressures in its markets from existing companies and new entrants, which among other things could prevent a further recovery of ASPs (See "Net Revenues" herein for a discussion of the Company's expectations on ASPs). Accordingly, there can be no assurance that the Company will be able to sustain its recent gross margins. The Company lowered its capital expenditure plan for 1999 and will focus on implementing chemical, mechanical polishing (CMP), 0.35-micron, 0.25-micron and 0.18-micron technologies in its wafer manufacturing facilities. Implementation of these technologies will enable the Company to achieve per unit cost reductions through die shrinks. However, production delays, difficulties in achieving acceptable yields at its manufacturing facilities or overcapacity could materially and adversely affect the Company's gross margin and future operating results.

RESEARCH AND DEVELOPMENT

As a percentage of net revenues, research and development cost decreased to 14.5 percent in the first nine months of 1999, from 15.3 percent in the corresponding period of 1998. Research and development expenses increased 8.5 percent to $136.6 million in the first nine months of 1999 from $126.0 million in the corresponding period of 1998. The increase was primarily due to the Company's continued investment in the shrinking of the die size of its integrated circuits to 0.35-micron, 0.25-micron, and 0.18-micron line widths; enhancement of mature products; development of new products; development of smartcard products for this emerging marketplace; CMOS, BiCMOS, and SiGe process technologies; manufacturing improvements; and the inclusion of Temic's research and development expense for the full nine months of 1999 compared to only seven months in 1998. For the three months ended September 30, 1999, research and development expenses were $46.3 million compared to $45.9 million in the same period of 1998. The Company believes that continued strategic investments in process technology and product development are essential for it to remain competitive in the markets it serves and is committed to appropriate levels of expenditures for research and development.

The Company spent approximately $36.3 million and $12.2 million for the three and nine months ended September 30, 1999, on research and development activities necessary to realize Temic's in-process research and development activities. Related to these in-process research and development activities, the Company spent $26.3 million for product development, $3.4 million for process development and $6.6 million for system level integration (SLI) for the nine months ended September 30, 1999. For the three months ended September 30, 1999, the Company spent $8.5 million for product development, $1.1 million for process development and $2.6 million for SLI. The Company believes that these projects are progressing in accordance with original estimates.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)

SG&A expenses increased by 17.6 percent to $126.6 million in the first nine months of 1999 from $107.7 million in the same period of 1998. The increase was largely due to (i) the inclusion of Temic's SG&A expense for the full nine months of 1999 compared to only seven months in 1998, (ii) higher selling costs due to higher revenues, primarily in the ASIC segment, and (iii) higher G&A expenses at two of the Company's European subsidiaries. As a percentage of net revenues, SG&A expenses were 13.5 percent for the first nine months of 1999 compared to 13.1 percent for the corresponding period of 1998.

SG&A expenses increased by 13.5 percent to $46.3 million in the third quarter of 1999 from $40.8 million in the same quarter of 1998. The increase was largely due to higher selling costs due to higher revenues, particularly in the NVM segment whose revenues were significantly higher in the third quarter. As a percentage of net revenues, SG&A expenses were 13.6 percent for the third quarter of 1999 compared to 14.9 percent for the corresponding quarter of 1998.

Due to an improved collection environment in 1999 compared to 1998, the Company did not experience a significant provision for doubtful accounts receivable. However, the provision may increase as the Company continues to evaluate the collectibility of its accounts receivables. Any increase could be caused by a greater exposure to older receivables arising from higher revenues, weakened business conditions, less financially strong customers, or the higher percentage of receivables in foreign countries. The Company believes it has adequate reserves in relation to these uncertainties.

IN PROCESS RESEARCH AND DEVELOPMENT (IPR&D) AND RESTRUCTURING

During the second quarter of 1998, the Company expensed $23.4 million of purchased IPR&D related to the acquisition of Temic in March 1998. In addition, the Company allocated $19.7 million of the purchase price to developed technology and $3.7 million to the trained workforce acquired, both of which are being amortized over five years. The purchase price was less than the fair market value of the assets acquired. The resulting negative goodwill was allocated to noncurrent assets and IPR&D pro-rata based on the fair market values of the assets. At the time of the acquisition, the technological feasibility of the acquired in-process technology had not been established and the Company believed the technology had no alternative use. The Company intends to develop the acquired technology (see "Research and Development" herein for a discussion on the Company's expenditures); however, it is uncertain whether the Company will be successful in this regard. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase. See Note 5 (Temic Acquisition) in Notes to Condensed Consolidated Financial Statements.

During the second quarter of 1998, the Company announced a restructuring plan which included a 10 percent workforce reduction and the write-down of certain manufacturing equipment and machinery with older process technology. The program was primarily aimed at focusing the Company's business processes, attaining cost efficiencies and increasing manufacturing flexibility. The effects of the restructuring programs were expected to reduce the Company's cost of sales, salary cost and depreciation and improve its profit margins in the future. The Company expected these programs to generate pre-tax savings of approximately $30.0 million per quarter during such time. However, no assurance can be given as to the eventual cost savings under these restructuring programs. The Company is converting its manufacturing process to use 0.35-micron technology and is developing 0.25-micron technology. The Company started production of wafers using 0.35-micron technology at its Colorado Springs facility during the third quarter of 1998 and expects to implement 0.25-micron technology in the first half of 2000. The restructuring charges of $66.3 million included a provision of $1.3 million for severance costs and a reserve of $65.0 million for write-down of fixed assets. The severance activities were completed at the end of the second quarter of 1999.

As the Company continued to move toward production with 0.35-micron technology, the Company recognized an impairment charge of $65.0 million relating to manufacturing equipment with older technologies. The Company recognized the impairment charge when the future undiscounted cash flows of each asset were estimated to be insufficient to recover its related carrying value. At such time, the carrying values of these assets were written down to the Company's estimates of fair value. Fair value was based on sales of similar assets or other estimates of fair value, such as estimated future cash flows. The Company did not realize any significant proceeds from disposal.

INTEREST AND OTHER EXPENSES, NET

Interest and Other Expenses, Net decreased $14.7 million to $8.8 million in the first nine months of 1999 compared to $23.5 million in the same period of 1998. The decrease was primarily due to (i) a $14.9 million pre-tax gain related to the sale of certain assets (see Note 7 of Notes to Consolidated Financial Statements), (ii) higher interest income due to higher cash and short-term investment balances and higher interest rates, (iii) gain on sale of equity investments of $5.0 million, and (iv) foreign exchange transaction gains of $1.1 million. These increases were offset by a combination of (i) higher interest expense due to higher interest rates, (ii) $1.6 million associated with the April 1998 zero coupon convertible debt financing for $115.0 million which was used to finance the acquisition of Temic during the first quarter of 1998, and
(iii) losses on disposals on non-essential fixed assets for $2.9 million.

Interest and Other Expenses, Net decreased $0.9 million to $8.8 million in the third quarter of 1999 compared to $9.7 million in the same period of 1998. The decrease was primarily due to (i) lower foreign exchange transaction losses of $0.4 million and (ii) higher interest income due to higher interest rates and higher cash and short-term investment balances. This increase was offset by higher interest expense.

INCOME TAX PROVISION

The Company's effective tax rate was 36.0 percent for the three and nine months ended September 30, 1999 compared to a tax benefit rate of 1.8 percent for the same periods in 1998. The 1998 rate was lower than normal due to certain items associated with the acquisition of Temic, including the deduction of in process research and development expenses, for which no tax benefit was recorded in the first nine months of 1998 and non-deductible permanent differences arising from foreign operations.

The increase in the tax provision for the three and nine month periods ended September 30, 1999 of $9.7 million and $28.9 million, respectively, was a result of the combination of the increase in the effective tax rate discussed above and an increase in income before taxes in each period.

OPERATING INCOME (LOSS) BY SEGMENT

The Company's operating income (loss) by segments are summarized as follows (in thousands):

                 Three Months Ended                        Nine Months Ended
                   September 30,           Increase/         September 30,           Increase/
Segment         1999           1998        (decrease)      1999          1998        (decrease)
-------      ---------      ---------      ---------     ---------     ---------     ---------

NVM          $  19,739      $   2,137      $  17,602     $  46,410     $  24,965     $  21,445
Temic           13,074          8,386          4,688        17,172        10,571         6,601
ASIC            12,668          7,389          5,279        39,044        17,828        21,216
Logic           (1,361)        (1,575)           214         7,821         9,581        (1,760)
             ---------      ---------      ---------     ---------     ---------     ---------
Total        $  44,120      $  16,337      $  27,783     $ 110,447     $  62,945     $  47,502
             =========      =========      =========     =========     =========     =========

For a reconciliation of segment operating income to total operating income, see
Note 9 "Segment Reporting" in Notes to Condensed Consolidated Financial Statements.

For the nine months ended September 30, 1999, operating income by segment increased $47.5 million compared to the same period in 1998 due to increases of $21.4 million and $21.2 million in the NVM and ASIC segments, respectively. Both of these segments had much higher gross margins related to much higher unit shipments. The NVM segment was offset by higher selling costs; the ASIC segment was offset by much higher research and development.

For the three months ended September 30, 1999, operating income by segment increased $27.8 million compared to the same period in 1998 due primarily to an increase of $17.6 million in the NVM segment. The NVM segment had much higher gross margins related to much higher unit shipments. This increase was offset by higher research and development and selling costs.

NET INCOME

Net income of $20.3 million for the first nine months of 1999 increased $80.3 million from a net loss of $60.0 million in the corresponding period of the prior year. The increase was primarily due to higher gross margins and two 1998 charges for $66.3 million and $23.4 million for restructuring and IPR&D, respectively, for which no similar charges were recorded in 1999. These increases were offset by the write-off, net of taxes, of previously capitalized start-up costs of $29.1 million (see Note 8 of Notes to Condensed Consolidated Financial Statements). For the third quarter of 1999, net income of $17.3 million increased by $12.7 million from a net income of $4.6 million in the same period of 1998 due to higher gross margins offset by higher tax provision.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had $343.1 million in cash and short-term investments, an increase of $19.5 million from $323.6 million at December 31, 1998, and $542.8 million in net working capital, an increase of $50.6 million from $492.2 million at December 31, 1998. Accounts receivable increased 19.5 percent to $301.8 million at September 30, 1999 from $252.6 million at December 31, 1998. The average days of accounts receivable outstanding were 80.4 days and
78.2 days for the first nine months of 1999 and 1998, respectively. The increase in average days outstanding was due primarily to an increase in foreign sales where payment terms are longer. The Company monitors collection risks and provides an adequate allowance for doubtful accounts related to these risks. While there can be no guarantee of collecting these receivables, the Company believes that substantially all net receivables will be collected given customers' current credit ratings and expects that average days outstanding will decrease with improved business conditions. For the nine months ended September 30, 1999, the Company wrote-off approximately $24.0 million of accounts receivables. The majority of these write-offs were previously reserved for at December 31, 1998, and had no impact on the Company's results of operations. Inventories increased $22.0 million to $262.3 million at September 30, 1999 from $240.3 million at December 31, 1998 primarily to support a higher sales level and the fact that Fab 7 in Rousset, France was brought into production at the end of the second quarter. For the nine months ended September 30, 1999, there were no material write-offs of inventory.

The Company believes that its existing sources of liquidity, together with cash flows from operations, lease financing on equipment and other short- and medium-term bank borrowings, will be sufficient to meet the Company's short and long-term liquidity and capital requirements through the end of 2000. The Company may, however, seek additional equity or debt financing to fund the expansion of its wafer fabrication capacity or other projects; the timing and amount of such capital requirements cannot be precisely determined at this time. There can be no assurance that such financing would be available in amounts or terms acceptable to the Company.

CASH FLOW FROM OPERATING ACTIVITIES

During the nine months ended September 30, 1999, net cash provided by operations was $164.5 million compared to $121.1 million in the same period of 1998, an increase of $43.4 million. The increase was due to a decrease of $44.8 million of cash used for net working capital purposes, particularly the decrease in cash used for inventory purposes. Although cash used for inventory purposes did increase in 1999, it was not at the level used in 1998. The improvement in net cash used for working capital purposes was offset by a decrease of $1.4 million in net income before items not requiring the use of cash.

CASH FLOW FROM INVESTING ACTIVITIES

Net cash used in investing activities was $101.6 million for the nine months ended September 30, 1999 compared to $334.1 million in the same period of 1998, a decrease of $232.5 million. This decrease was due to: (i) lower capital expenditures in the first nine months of 1999 of $118.6 million compared to $176.3 million in the same period of 1998. This reduction of $57.7 million in 1999 compared to 1998 was due to reduced expenditures in 1999 related to the second quarter 1999 completion of Fab 7 in Rousset, France and a reduced capital expenditure budget in 1999, (ii) the acquisition of Temic in April of 1998 for $99.3 million, (iii) increased cash proceeds from liquidation of $22.8 million of net investments in marketable securities in 1999 compared to 1998 and (iv) $19.3 million of proceeds from sale of fixed assets in 1999 primarily related to the sale of Fab 6 (see Note 7 to Notes to Condensed Consolidated Financial Statements).

Due to high demand for the Company's products, the Company intends to increase capacity in Fab 7 in both the fourth quarter of 1999 and the first half of 2000 and to purchase a wafer fabrication facility. Accordingly, the Company will invest in major equipment purchases as requirements dictate. The Company expects to fund these equipment and facility purchases and the remaining 1999 capital expenditures using a combination of existing cash, sale of short-term investments, and equipment lease financing.

CASH FLOW FROM FINANCING ACTIVITIES

In the first nine months of 1999, net cash used in financing activities was $36.3 million compared to net cash provided by financing activities of $170.6 million in the first nine months of 1998, a decrease of $206.9 million. This decrease was primarily due to: (i) $111.2 million of decreased proceeds from capital leases in 1999 compared to 1998, (ii) $115.0 million in proceeds from the issuance of the zero coupon convertible debentures in April 1998, and (iii) $7.6 million payment for settlement of warrants in the first half of 1999. This decrease was offset by the repurchase of 1.4 million shares of the Company's common stock for $20.0 million in 1998. As of September 30, 1999, the Company settled all outstanding warrants and no maximum potential obligation exists. The Company does not intend to enter into these warrant programs in the future. The Company from time to time may repurchase its common stock under the stock repurchase program (see Note 4 to Notes to Condensed Consolidated Financial Statements) when favorable market conditions exist and funds are available. The Company is authorized to repurchase an additional 8.6 million shares. The Company can not estimate when favorable market conditions will exist, the timing, or the amount of cash that will be used, if any, to repurchase its common stock.

YEAR 2000 RISKS

The Company is assessing and planning for Year 2000 computer date issues at all of its design, manufacturing and sales locations.

The Company initiated a program during 1997 to review its computer hardware and software systems, to prioritize and determine the impact of, and to provide solutions for Year 2000 requirements. The Year 2000 program is being conducted worldwide in five parallel phases - (i) planning, (ii) inventory/impact, (iii) remediation, (iv) testing and (v) implementation. The following is a status of each phase as of September 30, 1999:

(i) The Company has completed the planning phase of the Year 2000 program for both information technology (IT) and non-information technology (non-IT) systems. IT includes computers, peripherals, software, and networks. Non-IT comprises manufacturing equipment, test equipment, and building support equipment.

(ii) The inventory/impact phase has been completed for all systems.

(iii) The remediation phase for mission critical systems are substantially complete, except for an on-going network upgrade in our San Jose, California site which will be completed in the fourth quarter. All vendor fixes, except as mentioned previously, that were awaiting fixes at June 30, were completed in the third quarter.

(iv) The testing phase is also substantially complete for all mission critical systems, except for the aforementioned network upgrade in our San Jose, California site which will be completed in the fourth quarter. The Electronic Data Interchange (EDI) system, the financial information system, order entry, and production lot tracking systems are Year 2000 compliant in all locations.

(v) Implementation activities are also largely completed. Other preparations associated with this final phase includes, but are not limited to, employee training, resource allocation, contingency development and will continue through the remainder of 1999.

The Company expects phases (iii) through (v) of the Year 2000 program to be completed for all internal systems by the end of the year. The Company's Year 2000 program requires contingencies for all non-compliant computer systems, equipment or suppliers. The Company is addressing possible issues related to non-compliance and devising mitigating procedures. Contingency planning began in April 1999 and will be completed in the fourth quarter of 1999.

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

The Company's costs related to identifying and addressing Year 2000 issues worldwide are estimated to be $7.0 million. Thus far, the major costs associated with identifying and addressing Year 2000 issues have been in-house labor costs and equipment upgrades. For the three and nine months ended September 30, 1999, approximately $0.1 million and $4.5 million was spent to identify and correct Year 2000 related issues. Equipment and computer systems purchased through the normal course of business have been qualified as Year 2000 compliant prior to purchase.

If the Company were unable to successfully upgrade its IT and non-IT systems to be Year 2000 compliant, its wafer production systems and business and financial information systems could be materially and adversely affected, which in turn could result in a material adverse effect on the Company's business, operating results and financial condition.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

The Company has short-term debt, long-term debt and capital leases totaling $802.7 million at September 30, 1999. Approximately $651.3 million of these borrowings have fixed interest rates. The Company has approximately $151.4 million of floating rate debt which is based on the London Inter-Bank Official Rate (LIBOR) and short-term Paris Inter-Bank Official Rate (PIBOR). The Company does not hedge either of these rates and could be negatively affected should either of these rates increase. A hypothetical 40 basis point increase in both of these interest rates would have a $0.5 million adverse impact on income before taxes on the Company's Condensed Consolidated Statements of Operations for the nine months ended September 30, 1999. While there can be no assurance that both of these rates will remain at current levels, the Company believes that these rates will not increase significantly (defined as an increase of more than 40 basis points) and cause a material adverse impact on the Company's results of operations and financial position.

FOREIGN EXCHANGE RISK

The Company faces exposures to adverse movements in foreign currency exchange rates that could have a material adverse impact on the Company's financial results. Subsequent to the acquisitions of Temic and SIT, the Company's revenues in Europe are primarily denominated in foreign currencies. For European receivables denominated in foreign currencies (the majority of which are in French franc, German mark and euro), the Company has offsetting foreign currency liabilities to act as a natural hedge and therefore no hedging program exists for European sales.

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

For the three and nine months ended September 30, 1999, approximately 26 percent of total revenues were denominated in foreign currencies versus approximately 23 percent for the corresponding periods of 1998. The increase was due primarily to the inclusion of Temic's sales, the majority of which are denominated in foreign currencies, and SIT, all of which are recorded in foreign currencies. There is additional foreign currency risk associated with this higher proportion of sales denominated in foreign currencies on revenues and gross margin. The Company's revenues and gross margin were only slightly impacted as overall foreign currencies remained stable in the first nine months of 1999 compared to the same period of 1998. There can be no assurance that this stability will continue for the remainder of 1999.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that management believes could have a material adverse effect on the Company's operating results and financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

See Note 4 of Notes to Condensed Consolidated Financial Statements. These transactions were exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended. The transaction was privately negotiated and each offeree and purchaser was an accredited investor/qualified institutional buyer. No public offering or public solicitation was used by the Company in the placement of these securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibit:

27.1  Financial Data Schedule

(B) Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  ATMEL CORPORATION
                                       -----------------------------------------
                                                    (Registrant)



NOVEMBER 10, 1999                                 /s/ DONALD COLVIN
                                       -----------------------------------------
                                                      DONALD COLVIN
                                       Chief Financial Officer and Vice
                                       President, Finance (Principal Financial
                                       and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
Number                Description
-------               -----------

 27.1                 Financial Data Schedule