Form 10-K405
period 1999-12-31
ATMEL CORP
filed 2000-03-15
CIK 872448

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

                   For the fiscal year ended December 31, 1999

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission file number: 0-19032

                                ATMEL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                         77-0051991
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

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share
Preferred Share Right (currently attached to and trading only with the Common
                                     Stock)

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

The aggregate market value of the Registrant's common stock held by non-affiliates on March 3, 2000 (based on the last reported price of the Common Stock on the NASDAQ National Market System on such date) was approximately $10,000,506,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2000 Registrant had outstanding 221,070,889 shares of Common
Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2000 is incorporated by reference in Part III of this Report on Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL
We are a global semiconductor company that designs, develops, manufactures and sells a wide range of highly integrated semiconductor integrated circuit products. We have been instrumental in developing and commercializing nonvolatile memory, or memory that continues to store information after power is turned off. We have leveraged our expertise in nonvolatile memories and incorporated it with new technologies to meet the evolving and growing needs of our customers. We offer complex system-on-a-chip solutions for a broad array of markets by combining our leading edge complementary metal oxide semiconductor, or CMOS, bipolar CMOS, or BiCMOS, and silicon geranium, or SiGe, process technologies with system level building blocks such as microcontrollers, digital signal processors, or DSPs, and analog and nonvolatile memory. We believe our capabilities in these areas enable our customers to rapidly introduce leading edge electronic products that are differentiated by higher performance, advanced features, lower cost, smaller form factor, longer battery life and/or more memory. Our products are used primarily in the following markets:

Communications. Communications, including wireless and wireline telecommunications and data networking, is currently our largest end user market, representing nearly half of our revenues for the year ended December 31, 1999. The rapid global acceptance of the wireless phone has resulted in an increased demand for our products. For the wireless market, we provide nonvolatile memory, microcontrollers, and ASICs that are used in GSM and CDMA mobile phones and their base stations, as well as two way pagers, mobile radios, 900 MHz cordless phones and their base stations. We also have a complete range of products based on Bluetooth, a new short range wireless protocol that enables instant connectivity between electronic devices. High production volumes in the wireless communications market have also made it more cost effective for our customers to incorporate certain advanced technologies into their lower cost or lower volume products, such as those in the consumer electronics segment. Our principal customers in the wireless market include Ericsson, Kenwood, Lucent, Motorola, Nokia, Panasonic, Philips, Qualcomm, Samsung and Sony.

The data networking and wireline telecommunications markets are experiencing significant growth based on the rapid adoption of the Internet. For these markets, we provide ASIC, nonvolatile memory and programmable logic products that are used in the switches, routers, cable modem termination systems and DSL access multiplexers that are currently being used to build Internet infrastructure. Our principal data networking and wireline telecommunications customers include Alcatel, Cisco, Lucent, Nortel, Siemens, 3Com and Xircom.

Consumer Electronics. Our products are also used in a broad variety of consumer electronics products. We provide multimode audio processors and MPEG2 based decoders with programmable transport for complex digital audio streams used in digital TVs, set top boxes and DVD players. For digital cameras, we provide a single chip digital camera solution. We provide demodulators and decoders for cable modems. We also offer medium-access controllers for wireless LANs and baseband controllers and network protocol stacks for voiceover internet protocol, or VoIP, telephone terminals. In addition, we provide secure, encryption enabled, integrated, tamper resistant circuits for smart cards. Our principal consumer electronics customers include GemPlus, LG Electronics, Matsushita, Mitsubishi, Philips, Samsung, Schlumberger, Sony, and Toppan.

Computing, Storage and Imaging. The computing and computing peripherals markets are also growing because of the rapid adoption of the Internet. For computing applications, we provide Flash, universal serial bus, or USB hubs and ASICs for personal computers and servers. For storage applications, we provide servo controllers, read channels, and data interfaces for data storage subsystems, hard drives and DVD players. We provide ASICs, nonvolatile memory and microcontrollers for laser printers, inkjet printers, copy machines and scanners. Our principal customers in these markets include ACER, Compaq, FujiFilm, Hewlett-Packard, IBM, Lexmark, Maxtor, Microsoft, Polaroid, Seagate, Toshiba, and Western Digital.

We manufacture more than 90% of our products in our own wafer fabrication facilities, or fabs. We believe that our ability to manufacture a broad range of leading edge products allows us to offer high performance, good service and short production cycles at competitive costs. We strive to continuously expand and upgrade our facilities to meet customer demand. We have developed a broad portfolio of manufacturing capabilities across multiple process technologies, including our proprietary CMOS, Logic, CMOS Logic, bipolar, BiCMOS, SiGe, SiGe BiCMOS, Analog, BCDMOS, and radiation tolerant process technologies. We have strategic relationships with industry leaders like Anadigics and M/A-COM to develop products using the SiGe process technology, and today have many foundry customers for SiGe products. We consider SiGe a key technology for our success in providing products to serve the telecommunication and data networking markets.

Our wafer fabrication facilities are located in:
    -   Colorado Springs, Colorado: two 6 inch wafer fabs;
    -   Rousset, France: 8 inch wafer fabs;
    -   Heilbronn, Germany: 6 inch wafer fabs;
    -   Nantes, France: 6 inch wafer fabs; and
    -   Irving, Texas: 8 inch wafer fabs (equipment not yet installed).

We were originally incorporated in California in December 1984. In October 1999 we were reincorporated in Delaware. Our principal offices are located at 2325 Orchard Parkway, San Jose, California 95131 and our telephone number is (408) 441-0311.

SEGMENTS
Our business has four segments, each of which requires different design, development and marketing resources to produce and sell semiconductor integrated circuits (see Note 11 of Notes to Consolidated Financial Statements). Each segment offers products that compete in one or more of the end markets described previously under the caption "General".

    - ASIC -- The products in our ASIC segment include full custom application specific integrated circuits, custom gate arrays and semicustom cell based integrated circuits designed to meet specialized customer requirements for their high performance devices in a broad variety of applications.

    - Logic -- The products in our Logic segment include microcontrollers; erasable programmable logic devices, or EPLDs; and field programmable gate arrays, or FPGAs for sale to customers who use them in a broad variety of applications.

    - Nonvolatile Memories -- The products in our Nonvolatile Memories segment include Flash, electrically erasable programmable read only memories, or EEPROMs and erasable programmable read only memories, or EPROMs for use in a broad variety of customer applications.

    - Temic -- The Temic segment is a wholly owned European subsidiary producing analog, microcontroller and specialty products to service the automotive, telecommunications, consumer and industrial markets. Although some of its products overlap with one or more of the other segments, the Temic segment is managed as a discrete business.

We distribute our products directly through 17 U.S. sales offices and 24 international sales offices. In addition, we use distributors for indirect distribution, including All American, Arrow Electronics, Avnet, Insight and Pioneer.

RECENT DEVELOPMENTS
Wafer Fabrication Facility. We recently acquired an 8-inch wafer fabrication facility located in Irving, Texas from Hitachi Semiconductor (America) Inc. We will begin carrying out an installation plan for 0.18 micron manufacturing equipment, and intend to have capacity available by the first quarter of 2001. We acquired the facility to manufacture advanced semiconductors, in particular those using 0.18 micron digital and SiGe bipolar CMOS processes for wireless and telecommunication products.

Public Offering. On February 3, 2000 Atmel sold 18,000,000 shares of common stock at a price of $35.50 per share. We intend to use the net proceeds to fund capital expenditures and for working capital and general corporate purposes.

TCS Acquisition. On February 16, 2000, we signed a contract to acquire Thomson-CSF Semiconducteurs Specifique (TCS), a wholly-owned subsidiary of Thomson-CSF. The purchase will be completed after we receive approvals from appropriate French government departments. We do not expect any difficulties in obtaining the necessary approvals. TCS specializes in the development and manufacture of ASICs, including image sensors, as well as analog, digital and radio frequency ASICs, and products manufactured using SiGe processes. TCS products are used in such applications as digital cameras, fingerprint sensors, GPS and RF chips, which we believe will provide us with an enhanced ability to provide integrated solutions for the wireless and consumer end markets.

Stock Split. On December 17, 1999 we effected a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on December 3, 1999. All of the information in this Annual Report on Form 10-K gives effect to this stock split.

MANUFACTURING
We currently fabricate wafers at our wafer fabrication facilities located in Colorado Springs, Colorado, Heilbronn, Germany, Nantes, France, and Rousset, France. In addition, we currently expect our new facility in Irving, Texas, to be operational and producing wafers by the first quarter of 2001. After the wafers are fabricated we test the individual circuits on them to identify those which do not function. This saves us the cost of putting packages around circuits whose failure can be determined in advance. After this initial testing we send the wafers to one of our independent assembly contractors, located in China, Hong Kong, Malaysia, Philippines, South Korea, Taiwan and Thailand where they are cut into individual chips, assembled into packages and, in some cases given a final test. Most of the integrated circuits, however, are shipped back to our production facilities, where we perform final testing before shipping them to customers. Our reliance on independent contractors to assemble our products into packages involves significant risks, including reduced control over quality and delivery schedules, a potential lack of capacity at our subcontractors and a risk the subcontractor may abandon assembly processes we need. We cannot be sure that our current assembly subcontractors will continue to assemble, package and test products for us. In addition, because our assembly subcontractors are located in foreign countries, we are subject to some risks commonly associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates. As a result, we may experience production delays, insufficient volumes or inadequate quality of assembled products, any of which could harm our operations.

We believe that we will be able to substantially meet our production needs from our wafer fabrication facilities through the end of the fourth quarter of 2002, although this date may vary depending on, among other things, our rate of growth. We will be required to hire, train and manage additional production personnel in order to increase production capacity as planned. We will also be required to successfully implement new manufacturing technologies such as 0.25-micron, 0.18-micron and chemical and mechanical planarization in our wafer manufacturing facilities to increase our manufacturing capacity and yields. If we cannot expand our capacity on a timely basis, we could experience significant capacity constraints that would prevent us from meeting customer demand. In addition, the depreciation and other expenses that we will incur in connection with the expansion of our manufacturing capacity may reduce our gross margins in future periods. We are exploring alternatives for the further expansion of our manufacturing capacity, which would likely occur after 2000, including:

        -       expanding our current wafer fabrication facilities;
        - purchasing or building one or more additional wafer fabrication facilities; and
        - entering into strategic relationships to obtain additional capacity.

The cost of expanding our manufacturing capacity at the Irving, Texas facility or elsewhere is expected to be funded through a combination of available cash resources, cash from operations and additional lease, debt or equity financing. We may not be able to obtain the additional financing necessary to fund the expansion of our manufacturing facilities.

Expanding our wafer fabrication capacity involves significant risks, including:

        -       shortages of materials and skilled labor;
        - unavailability of semiconductor manufacturing and testing equipment;
        -       unforeseen environmental or engineering problems;
        -       work stoppages;
        - approvals and requirements of governmental and regulatory agencies; and
        -       unanticipated cost increases.

Any one of these risks could delay the building, equipping and production start-up of a new facility or the expansion of an existing facility, and could involve significant additional costs or reduce our anticipated revenues. In addition, the timing of commencement of operation of our Irving, Texas facility will depend upon the availability, timely delivery, successful installation and testing of complex process equipment.

As a result of these and other factors, any expanded or new facility may not be completed and in volume production on time or within budget. Furthermore, we may be unable to achieve adequate manufacturing yields in any expanded or new facility in a timely manner, and our revenues may not increase in proportion to the anticipated increase in manufacturing capacity associated with any expanded or new facility.

The fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We may experience problems in achieving acceptable yields in the manufacture of wafers, particularly in connection with the expansion of our manufacturing capacity and related transitions. The interruption of wafer fabrication or the failure to achieve acceptable manufacturing yields at any of our wafer fabrication facilities would harm our business.

In 1997 and 1998, we made substantial capital expenditures to increase our wafer fabrication capacity at our facilities in Colorado Springs, Colorado and Rousset, France, and we acquired two wafer fabrication facilities in connection with our acquisition of Temic. In 1998, our gross margin declined significantly as a result of the increase in fixed costs and operating expenses related to this expansion of capacity, and lower product margins in many of our nonvolatile memory products due to severe price declines. In 1999, the declining gross margin trend reversed, primarily due to a higher unit sales volume over which to spread fixed costs and operating expenses; the inclusion of Temic's positive gross margin for all of 1999 compared to only ten months in 1998; and average selling prices that stabilized in 1999.

The improved market conditions experienced in 1999 may not continue or may not permit us to fully utilize our wafer fabrication capacity, and our increases in fixed costs and operating expenses related to manufacturing overcapacity may harm our operating results. If net revenues do not continue to increase sufficiently in future periods our business could be harmed. We experienced production delays and yield difficulties in connection with earlier expansions of our wafer fabrication capacity. Production delays, difficulties in achieving acceptable yields at any of our fabrication facilities or overcapacity could harm our operations.

We reduce the cost of our products by producing as many wafers as possible in each plant, by shrinking circuits to fit the most possible on each wafer, and by keeping production expenses low. We normally expect to produce at unit costs low enough to provide satisfactory profit margins.

The raw materials and equipment we use to produce our integrated circuits are available from several suppliers and we are not dependent upon any single source of supply. Some materials in the past have been in short supply and lead times for new equipment have lengthened on occasion, but we have not experienced serious difficulties in obtaining raw materials or equipment to date.

We are subject to a variety of federal, state and local governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. While we believe that we have all environmental permits necessary to conduct our business and that our activities conform to present environmental regulations, increasing public attention has been focused on the environmental impact of semiconductor operations. Although we have not experienced any harm to our operations from environmental regulations, any changes in such regulations may impose the need for additional capital equipment or other requirements. If for any reason we fail to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations, we could be subject to substantial liability or our manufacturing operations could be suspended.

MARKETING AND SALES
We market our products worldwide to a diverse base of original equipment manufacturers (OEMs) serving primarily commercial markets. In the United States and Canada, we sell our products to large OEM accounts primarily through manufacturers' representatives and through national and regional distributors. Our agreements with our representatives and distributors are generally terminable by either party on short notice, subject to local laws. We support this sales network from our headquarters in San Jose, California and through regional offices in Southern California, Colorado, Illinois, Massachusetts, Minnesota, New Jersey, North Carolina and Texas. Sales to North American OEMs and distributors, as a percentage of worldwide net revenues, were 25% and 12% in 1999, 25% and 9% in 1998, and 26% and 13% in 1997.

We recognize revenues on products shipped to domestic distributors only after the distributor sells the product to its end customer. Consistent with industry practices, we provide our domestic distributors with stock balancing and price protection rights, which permit them to return slow-moving products for credit and allow price reductions on inventories they hold of our products if we lower the price of those products. Generally, distributors may return products for up to a maximum of 5% of the net value of their purchases during the preceding quarter.

We sell to foreign customers primarily through international representatives, who are managed from our headquarters and from our foreign sales offices. Our sales outside North America were approximately 65%, 65% and 60% of total revenues in 1999, 1998 and 1997. Although the U.S. government imposes some restrictions on export sales, we have not experienced any serious difficulties because of them. We expect revenues from our international sales will continue representing a significant portion of our total revenues. International sales are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements and foreign government regulations

We make a significant portion of our sales to satisfy recently received purchase orders. We also accept purchase orders for deliveries covering periods up to approximately one year. However, all purchase orders can be revised or cancelled by the customer without penalty. Considering these practices and our experience we do not believe our record of customer purchase orders provides meaningful backlog figures or that they are reliable enough to predict actual sales for future periods.

In 1999, 1998 and 1997, Motorola, Inc. accounted for 12%, 14% and 13% of our revenues.

At December 31, 1999, 472 people worked in our marketing, sales and customer support organization.

RESEARCH AND DEVELOPMENT
We believe significant investment in research and development is vital to our success, growth and profitability, and we will continue to devote substantial resources, including management time, to this activity. Our primary objectives are to increase performance of our existing products, to develop new wafer processing and design technologies, and to draw upon these technologies to create new products. If we are unable to design, develop, manufacture, market and sell new products successfully, our operating results will be harmed. Our new product development, process development, or marketing and sales efforts may not be successful, our new products may not achieve market acceptance, and price expectations for our new products may not be achieved.

At December 31, 1999, we employed approximately 755 individuals in research and development. During 1999, 1998 and 1997 we spent $194 million, $175 million and $138 million, on research and development. Included in the 1997 research and development expense was $15 million of expense related to qualifying our 8 inch fabrication facility in France. Research and development expenses are charged to operations as incurred. We expect these expenditures will continue to increase in the future.

COMPETITION
We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Fujitsu, Intel, Sharp and ST Microelectronics. These competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced our new Flash products, we are increasingly competing directly with these competitors, and we may not be able to compete effectively. We also compete with emerging companies attempting to sell products in specialized markets addressed by our products. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During recent periods, we have experienced significant price competition in our nonvolatile memory business and especially for EPROM and Flash products. We expect continuing competitive pressures in our markets from existing competitors and new entrants, which, among other things, could further accelerate the trend of decreasing average selling prices for our products.

In addition to the factors described above, our ability to compete successfully depends on a number of factors, including the following:

        - our success in designing and manufacturing new products that implement new technologies and processes;

        - our ability to offer integrated solutions using our advanced nonvolatile memory process with other technologies;

        - the rate at which customers incorporate our products into their systems;

        -       product introductions by our competitors;

        -       the number and nature of our competitors in a given market; and

        -       general market and economic conditions.

Many of these factors are outside of our control, and we may not be able to compete successfully in the future.

PATENTS AND LICENSES
We maintain a portfolio of United States patents and we have patent applications on file with the U.S. Patent and Trademark Office. We also operate an internal program to identify patentable developments and we file patent applications wherever necessary to protect our proprietary technologies. However, because technology changes very rapidly in the semiconductor industry we believe our continued success depends primarily on the technological and innovative skills of our employees and their abilities to rapidly commercialize discoveries.

We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products or processes. In the past, we have received specific allegations from major companies alleging that certain of our products infringe patents owned by such companies. If any litigation were to occur as a result of such allegations in the future, and we do not prevail in any such litigation, and are unable to obtain a satisfactory license, our results of operations may be adversely affected.

In addition, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. In the past, we have been involved in such litigation, which adversely affected our operating results. We cannot assure you that intellectual property claims will not be made against us in the future or that we will not be prohibited from using the technologies subject to any such claims or be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention to and legal costs associated with litigation can have a significant adverse effect on operating results.

EMPLOYEES
At December 31, 1999, we employed 7,009 full time equivalent individuals, including 472 in sales, marketing and customer support, 5,640 in manufacturing, maintenance and support (including 476 in our Manila assembly operation), 755 in research and product development and 142 in finance and administration.

Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees, none of whom is subject to an employment agreement for a specified term or a post-employment non-competition agreement, could harm our business.

We have never had a work stoppage and we consider our employee relations to be good.

GEOGRAPHIC AREAS
In 1999 35% of our sales were made to customers in North America, 31% to customers in Europe, 33% to customers in Asia, and 1% to customers in other regions. We determine where our sales are made by the destination of our products when they are shipped. At the end of 1999 we owned long-lived assets in the U.S. amounting to $534 million, in France, $359 million and in Germany, $42 million (see Note 11 of Notes to Consolidated Financial Statements).

Executive Officers of the Registrant
The executive officers of Atmel, who are elected by and serve at the discretion of the Board of Directors, and their ages are as follows:

        Name                 Age             Position
        ----                 ---             --------
George Perlegos               50      Chairman, President and Chief Executive Officer
Gust Perlegos                 52      Executive Vice President, General Manager
Tsung-Ching Wu                49      Executive Vice President, Technology
Donald Colvin                 47      Vice President, Finance and Chief Financial Officer
B. Jeffrey Katz               56      Vice President, Marketing
Mikes N. Sisois               54      Vice President, Planning and Information Systems

George Perlegos has served as Atmel's President and Chief Executive Officer and a director from its inception in 1984. George Perlegos holds degrees in electrical engineering from San Jose State University (B.S.) and Stanford University (M.S.).

Gust Perlegos has served as Vice President, General Manager and a director of Atmel since January 1985, and as Executive Vice President since January 1996. Gust Perlegos holds degrees in electrical engineering from San Jose State University (B.S.), Stanford University (M.S.) and the University of Santa Clara (Ph.D.). Gust Perlegos is a brother of George Perlegos.

Tsung-Ching Wu has served as a director of Atmel since January 1985, and as Vice President, Technology since January 1986, and as Executive Vice President since January 1996. Mr. Wu holds degrees in electrical engineering from the National Taiwan University (B.S.), the State University of New York at Stony Brook (M.S.) and the University of Pennsylvania (Ph.D.).

Donald Colvin joined Atmel in 1995 as Chief Financial Officer of the Atmel-ES2 subsidiary, and was promoted to Vice President Finance and Chief Financial Officer of Atmel in March 1998. Before joining Atmel through the Company's acquisition of ES2, Mr. Colvin spent nine years with Motorola Inc., in Europe in various financial positions. He left Motorola in 1985 to join ES2 as Financial Director for France. He became Vice President and Chief Financial Officer of ES2 in 1991. Mr. Colvin holds a B.A. in Economics and an M.B.A. from the University of Strathclyde, Scotland.

B. Jeffrey Katz has served Atmel as Vice President, Marketing since November 1988. From 1987 to 1988 Mr. Katz was Vice President of Marketing and Sales at Mosaic Systems, Inc., a multichip module supplier. Mr. Katz was employed by Intel from 1977 to 1987 where he held various marketing positions, including Director of Marketing. Mr. Katz holds a B.S. in computer engineering from Case Western University.

Mikes N. Sisois joined Atmel in February 1985 as Director of Information Systems and has served as Vice President, Planning and Information Systems since January 1986. Mr. Sisois holds a B.S. in engineering from San Jose State University, and an M.B.A. and Ph.D. from the University of Santa Clara.

ITEM 2. PROPERTIES

Atmel's headquarters are located in San Jose, California. Atmel owns this 291,000 square-foot building, which is occupied by product design, engineering, final product testing, research and development, sales, marketing and administrative personnel. Atmel owns semiconductor wafer fabrication plants and test facilities, occupying 450,000 square feet, located in Colorado Springs, Colorado. Atmel also owns a 388,000 square-foot facility that produces 8 inch silicon wafers using 0.35 and 0.25 micron processes, located in Rousset, France.

We have two additional wafer fabrication facilities with test capabilities, each of which hosts 6 inch wafer fabrication lines using a 0.5 micron process. These facilities are located in Heilbronn, Germany and Nantes, France.

In January 2000, Atmel purchased a 650,000 square foot state of the art fabrication facility in Irving Texas. We will begin carrying out an installation plan for 0.18 micron manufacturing equipment, and intend to have capacity available by the first quarter of 2001.

Our capital expenditures in 1999, 1998 and 1997 were $172 million, $188 million and $312 million, which have resulted in significantly increased manufacturing capacity.

Atmel leases numerous research and development facilities and sales offices in North America, Europe and Asia, and we believe that suitable additional or alternative space will be available as needed on commercially reasonable terms to meet our current and foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings that we believe could have a material adverse effect on our operating results and financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

                                COMMON STOCK DATA

As of December 31, 1999, there were approximately 1450 record holders of Atmel's common stock. The last reported sales price on that date was $29.563.

Atmel's common stock is traded on the NASDAQ National Market under the symbol "ATML." No cash dividends have been paid on the common stock, and we currently have no plans to pay cash dividends in the future.

In November 1999 the Board of Directors of Atmel approved a 2-for-1 split of its common stock. On December 17, 1999, we effected this two-for-one stock split in the form of a 100% stock dividend to stockholders of record on December 3, 1999.

In April 1999, the Board of Directors, and in May 1999, our stockholders, approved an increase in the number of authorized shares of common stock of Atmel from 240,000,000 shares to 500,000,000 shares in connection with our reincorporation in Delaware.

In April 1998, Atmel sold its zero coupon convertible subordinated debentures due in 2018 ("the Debentures"), in a private offering to qualified institutional investors. The Debentures, which have a face value of $296 million, were priced with a yield to maturity of 5.5% and resulted in gross proceeds to Atmel of approximately $115 million. The Debentures and the Common Stock issuable upon conversion of the Debentures were not registered under the Securities Act in reliance on the exemptions afforded by Section 4(2) and Regulation S of the Securities Act. The Debentures and the Common Stock issuable upon conversion of the Debentures were offered and sold in the United States by the Initial Purchaser only to qualified institutional buyers in reliance on Rule 144A under the Securities Act, and outside the United States to non-United States investors pursuant to Regulation S under the Securities Act.

In June 1998 Atmel issued 415,932 shares of common stock to the former stockholders of DCT in connection with Atmel's acquisition of all the outstanding shares of DCT. The aggregate market value of securities issued was $2,849,000 at the time of issue. The shares were not registered under the Securities Act in reliance upon the exemption provided by Section 4(2) thereof. The shares were issued in a private placement to 22 investors, including three accredited investors. Except for one accredited investor, all other investors were employees of DCT who became employees of Atmel. No general solicitation or other selling efforts were made in connection with the issuance of the shares and Atmel provided the DCT investors with copies of its appropriate filings under the Securities Act of 1934, as amended.

In January 1996, the Board of Directors of Atmel approved a stock repurchase program that allowed the Company to repurchase up to 10,000,000 shares of its common stock. The Board of Directors approved the repurchase of an additional 10,000,000 shares in January 1998. The primary purpose of this stock repurchase program was to increase stockholder value. In connection with this program, Atmel entered into certain cashless warrant transactions which provided us with the flexibility to implement the repurchase plan, under which Atmel could repurchase its stock when favorable market conditions existed and without immediately impacting its cash resources.

In connection with Atmel's stock repurchase program, put warrants were sold to an independent third party during fiscal years 1998, 1997 and 1996. We used the proceeds from the sale of the put warrants to purchase call warrants in a transaction not requiring any net cash outlay at the time.

The following table summarizes Atmel's transactions related to its put and call warrants (in thousands, except Weighted Average Exercise Prices):

                                                    Weighted
                                  Cumulative        Average        Shares         Shares
                                  net premium       Exercise      Covered by    Covered by       Potential
                                   received          Price       Put warrants  Call Warrants     obligation
                                  -------------------------------------------------------------------------
DECEMBER 31, 1996                    8,133                          2,000           1,000          28,250
Sales of put warrants                5,238           11.51          4,000          46,050
Purchases of call warrants          (5,238)          13.03              0           2,000               0
Settlement of put warrants            (950)          14.13         (2,000)        (28,250)
Settlement of call warrants          5,375           16.16                         (1,000)
                                  -----------------------------------------------------------------------
DECEMBER 31, 1997                   12,558                          4,000           2,000          46,050
Sales of put warrants               20,250            9.42          7,400                          69,730
Purchases of call warrants          (4,600)          10.73                          3,700
Settlement of put warrants         (18,980)           9.71         (4,400)                        (42,730)
Settlement of call warrants            780            7.41                         (2,000)
Expiration of put warrants               0           10.13         (1,600)                        (16,200)
Expiration of call warrants              0           13.03                         (1,000)
                                  -----------------------------------------------------------------------
DECEMBER 31, 1998                 $ 10,008                          5,400           2,700        $ 56,850
Settlement of put warrants          (9,024)          10.53         (5,400)                        (56,850)
Settlement of call warrants          1,405            12.0                         (2,700)
                                  -----------------------------------------------------------------------
DECEMBER 31, 1999                 $  2,389                             --              --        $     --
                                  =======================================================================


The put warrants entitled the independent third party to sell shares of Atmel's common stock to Atmel at specified strike prices and exercise dates, while the call warrants entitled Atmel to buy from the same third party shares of Atmel's common stock at specified strike prices and exercise dates.

All put and call warrants have been closed out as of May 14, 1999, and accordingly, no maximum potential repurchase obligations exist as of December 31, 1999. The put warrants were classified separately on the balance sheet to reflect the maximum potential obligation of Atmel as of December 31, 1998. There was no impact on basic and diluted net income per share in 1999, 1998 or 1997 resulting from these transactions.

Each of the warrants was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Each transaction was privately negotiated and each offeree and the purchaser was an accredited investor/qualified institutional buyer. No public offering or public solicitation was used by the registrant in the placement of these warrants.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                ATMEL CORPORATION

                              FINANCIAL HIGHLIGHTS

                                                                        Years Ended December 31,
                                       ----------------------------------------------------------------------------------------
(In thousands, except per-share data)      1999               1998                1997               1996               1995
                                       -----------        -----------         -----------        -----------        -----------
NET REVENUES                           $ 1,330,161        $ 1,111,092         $   958,282        $ 1,070,288        $   634,241
INCOME (LOSS)
     Before taxes                          128,821            (50,931)              6,001            309,153            172,262
     Net                                    53,379            (50,038)              1,801            201,722            113,693
     Basic net income per share               0.27              (0.25)               0.01               1.03               0.60
     Diluted net income per share             0.26              (0.25)               0.01               1.00               0.58

RETURN ON REVENUES
     Before taxes                              9.7%              (4.6)%               0.6%              28.9%              27.2%
     Net                                       4.0%              (4.5)%               0.2%              18.8%              17.9%
RETURN ON AVERAGE STOCKHOLDERS'                7.0%              (6.6)%               0.2%              29.3%              24.0%
EQUITY
FIXED ASSETS, NET                          938,562            964,126             985,949            867,423            472,285
TOTAL ASSETS                             2,014,910          1,962,737           1,822,040          1,455,914            919,621
LONG-TERM DEBT, NET OF CURRENT             654,033            771,069             571,389            278,576             88,455
PORTION
LONG-TERM DEBT AS A PERCENTAGE OF
     STOCKHOLDERS' EQUITY                     81.6%             105.3%               72.7%              35.3%              15.0%
STOCKHOLDERS' EQUITY                       801,479            732,195             786,434            789,751            588,768

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Beginning January 1, 1999, we changed our fiscal year from a 52 or 53-week year ending on the Monday nearest the last day in December of each year to a calendar year ending December 31. The quarters have changed from 13 week quarters to calendar quarters. For presentation purposes, fiscal 1998 and 1997 have been disclosed as ending on December 31.

OVERVIEW

Atmel's revenues in 1999 increased from 1998. Our revenues increased because we shipped significantly more units in 1999 than 1998. However, revenues did not grow proportionately with the unit volume because selling prices fell during the year. In addition, revenues grew in 1999 because we included a full year of results from Temic's business, which we acquired in March 1998 (see Note 2 of Notes to Consolidated Financial Statements). Sales in 1999 increased for all our segments. As shown in the table below, Atmel's segments include: (1) application specific integrated circuits (ASIC); (2) logic related products (Logic); (3) commodity oriented nonvolatile memory (NVM) products; and (4) Temic. In 1998 we experienced price erosion, caused by weak business conditions and excess manufacturing capacity in the semiconductor industry that had continued from 1997, which more than offset the effect of higher unit shipments of ASIC and logic related products. If the Temic segment is excluded from 1998 revenues, Atmel's revenues would have been about 9% less in 1998 compared to 1997.

Our income before taxes in 1999 improved significantly from 1998. In 1998 we recorded a large restructuring charge and a write-off of research and development acquired as part of the purchase of the Temic business, neither of which occurred in 1999. In addition, during 1999 we gained cost efficiencies from utilizing our production and overhead structure at a higher rate than in 1998. In 1998 our income before taxes reflected the charge and write-off and we found we could not reduce our cost structure as rapidly as selling prices declined. In 1997 our income before taxes represented the effect of rapidly falling selling prices and weak demand appearing in a year during which we completed major investments for expansion.

RESULTS OF OPERATIONS

NET REVENUES - SUMMARY
Total net revenues increased 20% to $1,330 million in 1999 from $1,111 million in 1998 due to significantly higher unit shipments for substantially all our products, offset by lower average selling prices (ASPs) compared to 1998. Also, we included Temic's revenues for the full year of 1999 compared to ten months in 1998. The weakened business conditions and excess manufacturing capacity the industry experienced in 1997, 1998, and the first quarter of 1999 improved during the second half of 1999. Demand for products in all segments improved in 1999.

Total net revenues increased 16% to $1,111 million in 1998 from $958 million in 1997. The increase was due to the inclusion of revenues from Temic's business, which Atmel acquired in March 1998. Excluding the sales from Temic, our net revenues declined 9% in 1998. Revenue declined largely because of price erosion in our nonvolatile memory business, caused by weakened business conditions and excess manufacturing capacity in the worldwide semiconductor industry.

NET REVENUES - BY OPERATING SEGMENT
Atmel's net revenues by segment are summarized as follows (in thousands):

SEGMENT                      1999             1998             1997
-------
ASIC                     $  335,061       $  278,467       $  212,153
Logic                       102,682          100,532           86,644
Nonvolatile Memory          617,128          493,662          659,485
Temic                       275,290          238,431               --
                         ----------       ----------       ----------
Total                    $1,330,161       $1,111,092       $  958,282
                         ==========       ==========       ==========

    ASIC
    The ASIC segment increased 20% or $57 million in 1999 compared to 1998. This increase was due to (i) new revenue contribution from the April 1, 1999 acquisition of the Smart Information Transfer (SIT) business (see Note 2 of Notes to Consolidated Financial Statements), (ii) higher shipments in cell based integrated circuits (CBICs) products, particularly associated with electronic game related products, and (iii) higher shipments of customer designed circuits. These increases were offset by erosion of ASPs. We will continue to increase resources and manufacturing capacity allocated to the ASIC segment in 2000 to expand smartcard and multimedia products.

    ASIC segment revenues increased 31% or $66 million in 1998 compared to 1997 due to increased sales in custom and digital ASICs. ASPs were stable in 1998 and unit shipments increased.

    The ASIC business represented 25% of our net revenues in 1999, 25% in 1998 and 22% in 1997.

    LOGIC
    The Logic segment increased 2% or $2 million in 1999 compared to 1998 due to increases in unit shipments, offset by erosion of ASPs.

     Logic net revenues increased 16% or $14 million in 1998 primarily because unit shipments of all products increased in this segment, offset by falling ASPs.

    The Logic business represented approximately 8% of our net revenues in 1999 and 9% for both 1998 and 1997.

    NONVOLATILE MEMORY
    The NVM business represented 46% of our 1999 net revenues, 44% in 1998 and 69% in 1997, the year before the acquisition of Temic. As we place more resources in our other segments we expect NVM to represent a declining proportion of our total revenue.

    NVM revenues increased 25% or $123 million in 1999 compared to 1998 due to much higher unit shipments offset partially by lower ASPs. The increase in unit shipments was primarily in our high density Flash products which were qualified at major customers during the year; the decrease in ASPs was primarily in our lower density Flash products.

    NVM revenues declined 25% or $165 million in 1998 compared to 1997 due to price erosion which more than offset increased unit shipments

    We normally expect a steady, predictable rate of price decline throughout a product's life cycle. However, the semiconductor industry historically has been cyclical and characterized by wide fluctuations in product supply and demand. As a result, the industry experiences significant downturns from time to time, as it did in 1998 and 1997. These downturns are marked by diminished product demand, production overcapacity and consequent accelerated erosion of ASPs. Because NVM products are commodity oriented, they are subject to greater declines in ASPs than other product areas within our company. The commodity memory portion of the semiconductor industry suffered from excess capacity during the first quarter of 1999, and all of 1998 and 1997, which led to greater than normal price erosion during these periods.

    TEMIC
    Temic segment revenues increased 15% or $37 million in 1999 over 1998 because we included Temic's products for the full year of 1999 compared to ten months in 1998 and because of higher unit shipments. However this increase was offset by erosion of ASPs during 1999 and weakened European currencies.

    Temic's revenues accounted for 21% of total revenue in both 1999 and 1998.

NET REVENUES - BY GEOGRAPHIC AREA
Atmel's net revenues by geographic delivery location (see Note 11 of the Consolidated Financial Statements) for the three years ended December 31, 1999, 1998 and 1997 are summarized as follows (in thousands):

AREA                      1999             1998             1997
----
North America       $  459,050       $  387,783       $  381,433
Europe                 409,459          308,969          153,734
Asia                   359,990          381,631
                                                         452,709
Other                    8,943           54,350           41,484
                    ----------       ----------       ----------
                    $1,330,161       $1,111,092       $  958,282
                    ==========       ==========       ==========

Sales outside North America accounted for 65% of our net revenues in 1999, 65% in 1998, and 60% in 1997.

Our sales to Europe increased 33% or $100 million in 1999 compared to 1998, with sales increases in almost all European countries in which we conduct business, particularly Germany. This increase was due to higher unit shipments and the inclusion of Temic's products, which are sold primarily in Europe, for the full year in 1999 compared to only ten months in 1998. Revenue did not increase proportionately with unit shipments because ASPs fell during the year.

Our sales to Europe increased 100% or $155 million in 1998 compared to 1997. The increase was primarily because of the acquisition of Temic, most of whose revenue is derived from Europe.

Our sales to Asia increased 26% or $93 million in 1999 to $453 million compared to $360 million in 1998. Although we shipped more units to Asia, declining ASPs kept revenue from growing in proportion to shipments. Our sales to Asia, except to Japan, are denominated in US dollars.

The decrease of $22 million in Asian sales in 1998 was attributable primarily to the effect of the general weakened business conditions and excess manufacturing capacity in the semiconductor industry. In addition, in 1998 the dollar strengthened against the Japanese yen which had an unfavorable impact on our sales to Japan which are largely denominated in yen.

NET REVENUES - BY CURRENCY
Sales in Japanese yen accounted for 7% in 1999, 6% in 1998, and 9% in 1997 of our sales. Sales in European currencies, primarily the German mark, French franc, and the euro amounted to 14%, 17%, and 6% of sales in 1999, 1998 and 1997.

If our 1999 sales denominated in yen had been converted to dollars at the 1998 average yen exchange rate, 1999 sales would have been approximately $13 million lower. Conversely, if our 1998 sales denominated in yen had been converted to dollars at the 1997 average yen exchange rate, 1998 sales would have been approximately $7 million higher. If our 1999 sales denominated in European currencies had been converted to dollars at their average 1998 exchange rates, our 1999 sales would have been approximately $8 million higher. Exchange rate fluctuations did not have a significant effect on our sales denominated in European currencies in 1998.

COST OF REVENUES AND GROSS MARGIN
Atmel's cost of revenues represents the costs of our wafer fabrication, assembly and test operations. Our cost of revenues as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields and the level of utilization of manufacturing capacity, among other factors. Cost of revenues as a percentage of net revenues in 1999 was 62%, compared with 65% in 1998 and 63% in 1997.

The decrease in our cost of revenues as a percentage of net revenues in 1999 compared to 1998 was primarily due to (i) a higher unit shipment base over which we spread the fixed costs of operating our wafer fabrication facilities and (ii) production efficiencies gained from shrinking circuits to produce more units from a single wafer. We will continue our focus on implementing chemical, mechanical planarization (CMP) and shallow trench isolation (STI), 0.35 micron,
0.25 micron and 0.18 micron technologies in our wafer manufacturing facilities. These technologies will enable us to continue achieving cost reductions by shrinking circuits to fit more on each wafer. However, production delays, difficulties in achieving acceptable yields at any of our manufacturing facilities, or overcapacity could materially and adversely affect our gross margin and future operating results.

Our cost of revenues as a percentage of net revenues increased in 1998 compared to 1997 primarily because of increases in fixed costs associated with the expansion of our wafer fabrication facilities and lower product margins in many of our memory products. The lower product margins were attributable to rapid declines of average selling prices that we did not match with a corresponding decrease in our manufacturing cost per unit. Certain costs, depreciation being the largest, do not change appreciably with the number of units produced. Excluding the effect of Temic, cost of goods sold declined by 4%, while the number of units shipped increased by 18%.

The 1997 percentage of 63% includes an inventory write-off of $53 million, which resulted from the rapid selling price erosion in the fourth quarter of 1997. During the first half of 1997, we believed demand for our products was increasing, as demonstrated by encouraging new orders and business opportunities, particularly in the emerging Asian markets. Based on these early indications, we believed revenues and margins would improve for the fourth quarter of 1997 and built our inventory in mid 1997 to meet the expected demand and capitalize on what we anticipated would be an industry shortage of semiconductor products. However, late in the fourth quarter of 1997, it became apparent that the expected growth would not materialize. Revenues and margins began to reflect this much tougher business environment. We responded to this tougher business environment and rapid downturn of the semiconductor industry by writing off our inventory. The inventory write off consisted of $42 million of slow moving inventory and $11 million of inventory that was marked to the lower market value.

We previously capitalized certain costs incurred in the start up phase of our new manufacturing facilities in Rousset, France. At December 31, 1998 start up costs associated with these facilities totaled approximately $49 million and were reported as other assets. Atmel adopted SOP 98-5 "Reporting on the Costs of Start Up Activities" effective January 1, 1999 and wrote off the capitalized start up costs in the first quarter of 1999 (see Note 1 of Notes to Consolidated Financial Statements).

RESEARCH AND DEVELOPMENT
Research and development expenses increased 11% to $194 million in 1999 from $175 million in 1998. The increase was primarily due to our continuing investment in shrinking the die size of our integrated circuits; enhancement of mature products; development of new products, including smartcard products; and development of new manufacturing techniques. We included Temic's research and development expense for the full year of 1999 compared to only ten months in 1998, which accounts for approximately $8 million of the increase. We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve and we are committed to appropriate levels of expenditures for research and development.

Research and development expenses increased to $175 million in 1998 from $138 million in 1997. The $37 million increase in 1998 was primarily due to the inclusion of Temic's R&D expense, and the same reasons mentioned above.

The 1998 R&D expenses exclude an in-process R&D charge of $23 million related to the acquisition of Temic, which has been separately presented in the Consolidated Statements of Operations. This $23 million charge represents purchased in-process technology for three projects that had not yet reached technological feasibility and had no alternative future use. At the time we acquired Temic we expected to incur between $10 and $20 million per year in development costs to complete these projects. We spent approximately $22 million in 1999 and $25 million in 1998 on research and development activities necessary to realize this in-process technology. The projects are substantially complete as of December 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative (SG&A) expenses increased 12% to $167 million in 1999 from $149 million in 1998. The increase was largely due to the inclusion of Temic's SG&A expense for the full year of 1999 compared to only ten months in 1998; higher selling costs due to higher revenues, primarily in the NVM segment; and higher G&A expenses at two of our European subsidiaries. As a percentage of net revenues, SG&A expenses were 13% in 1999, the same percentage as in 1998.

SG&A expense of $149 million in 1998, which included approximately $41 million of SG&A expense associated with Temic, was slightly less than 1997 SG&A of $150 million, and decreased to 13% of revenues in 1998 from 16% of revenues in 1997. The decrease in 1998 from 1997 is primarily attributable to a $41 million write-down of accounts receivable in the fourth quarter of 1997 that was not repeated in 1998. The pre-tax charge was established in response to our re-assessment of the probability of collection of certain receivables following the rapid down-turn of the semiconductor industry and the difficult collection environment due to the financial turmoil in Asia in the fourth quarter of 1997. More than 40% of our revenues were generated in Asia in 1997.

RESTRUCTURING CHARGES
In the second quarter of 1998, we implemented an overall cost reduction plan due to weakened business conditions in the semiconductor industry. As part of the plan, we announced a worldwide 10% workforce reduction of approximately 600 people, through early retirement, terminations and attrition in the second half of 1998 and provided $1 million for severance costs. We completed these activities by the second quarter of 1999. Approximately 250 employees received severance benefits totaling $1 million under this program. The rest of our objective was met primarily through attrition.

In addition to cost reduction actions, we recognized an impairment loss related to the write down of certain assets in our wafer manufacturing facility in Colorado Springs. As a result, we recorded a $65 million non-recurring charge in 1998. In making our decision, we examined the relationship between the costs of fixed assets in our Colorado manufacturing facility and the projected revenues to be produced from these assets during the next three years. We concluded the gross margin of our products would decline rapidly based upon the continued price erosion and the maturity of our products. As a result, we decided to move toward more advanced manufacturing processes using 0.35 micron technology in our Colorado facility in an effort to fit more circuits on each wafer and generate additional revenue per wafer. However, due to the depressed state of average selling prices in 1998 for semiconductor memory products, even the projected additional output per wafer did not provide a positive gross margin at the existing fixed cost structure, leading to the impairment write down.

We recognized the impairment charge when the future undiscounted cash flows of each asset were estimated to be insufficient to recover its related carrying value. In measuring impairment, we group assets at the plant level, which is the lowest level from which there are identifiable, independent cash flows. Accordingly, the carrying values of our Colorado Springs plant assets were written down to our estimates of fair value and will continue to be depreciated over their remaining useful lives. Fair value was based on sales of similar assets or other estimates of fair value, such as estimated future cash flows. We do not anticipate significant proceeds from their disposal. None of the assets affected by this action is currently held for sale.

IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES
Atmel recognized an in-process research and development charge of $23 million relating to the Temic acquisition during the second quarter of 1998. The amount allocated to in-process technology represents purchased in-process technology for three projects that had not yet reached technological feasibility and had no alternative future use. The value of all in-process projects was determined by estimating the net cash flows resulting from the completion of these projects reduced to the percentage of completion of the project. Net cash flows were tax effected using estimated income taxes consistent with our anticipated tax rate for the foreseeable future and then discounted back to their present value at a discount rate of 18% based on our required risk adjusted weighted average rate of return.

In order to develop all purchased in-process technology into commercially viable products and processes we successfully had to complete several activities, including planning, designing, prototyping, verifying and testing. These activities were necessary to establish that the products and processes could meet their design specifications, which included functions, features and technical performance requirements. Because these projects were in-process we were uncertain whether they could be successfully developed and could result in the net cash flows that were originally estimated at acquisition. It was reasonably possible that the development of this technology could have failed because of prohibitive cost, our inability to perform the required completion efforts, or other factors outside our control such as a change in the market for the resulting developed products.

As noted above under "Research and Development" we spent approximately $22 million in 1999 and $25 million in 1998 on research and development activities necessary to realize this purchased in-process technology. The projects are substantially complete as of December 31, 1999.

We currently believe the aggregate net cash flows originally anticipated at acquisition will be realized and that there has been no material change in the expected return on investment related to these projects.

The fair value allocated to each of the in-process projects was as follows (in thousands):

Product developments           $ 8,784
Process developments             9,621
System Level Integration         5,020
                               -------
                               $23,425
                               =======

        TEMIC PRODUCT DEVELOPMENTS
        The ongoing product developments at the time of acquisition included development of new and significantly enhanced microcontroller, automotive and communications products that utilize Radio Frequency (RF). If the development is successful, this technology will allow wireless communication devices to communicate at higher frequencies and at a lower cost than is currently available with other technologies. It was estimated that, on average, all in-process product technology was 38% complete at the date of acquisition based on the cost of research and development to date compared to total estimated cost expenditure to complete the project.

        We expected to incur up to a total of $30 million in development costs to complete this project. We spent approximately $9 million in 1999 and $12 million in 1998, and the projects are substantially complete as of December 31, 1999.

        The estimated revenue includes average compounded annual revenue growth rates for the projects from 1998 to 2003, and declining growth rates thereafter through 2005. We based these projections on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions. Estimated cost of revenues was consistent with our current cost of revenues and future expectations for cost of revenues. Sales and marketing costs were expected to be consistent with that of our average costs in these areas. Maintenance research and development costs as a percentage of estimated revenue are expected to be higher than our average costs in the introduction and early phases of product sales and then decline to our average costs. This research and development cost pattern is consistent with our historical experience through product life cycles.

        TEMIC PROCESS DEVELOPMENTS
        Process developments at the time of acquisition included Silicon Germanium (SiGe) technology and UHF process technologies, which will be incorporated in new products. If the development is successful, these technologies enable higher product performance while reducing product cost. We estimated the project was 51% complete at the date of acquisition based on the cost of research and development to date compared to total estimated cost.

        We expected to incur up to a total of $10 million in development costs to complete these projects. We spent approximately $4 million in 1999 and $5 million in 1998, and the projects are substantially complete as of December 31, 1999.

        The value of process technology under development was estimated by projecting attributable future cost savings. Cost savings were estimated to begin in 1999 and grow through 2003 and decline to zero through 2006. The estimates of cost savings (reduction of cost of goods sold) were compared to our historical results as well as the forecasts we utilized to evaluate the Temic acquisition. A maintenance research and development charge and income taxes were then deducted from the cost savings to estimate the free cash flow attributable to the process technology under development. Maintenance research and development costs as a percentage of estimated revenue are expected to be higher than our average costs in the introduction and early phases of process implementation and then decline to our average costs. This research and development cost pattern is consistent with our historical experience through process life cycles.

        TEMIC SYSTEM LEVEL INTEGRATION
        New manufacturing processes and improved design tools have created a new market referred to as System Level Integration (SLI) or "system on a chip" which will result in single chip solutions replacing multi chip sets. We are aggressively pursuing the SLI market, which could represent a $30 billion market by 2002. SiGe and RF in-process technologies obtained from Temic will be integral to our SLI strategy. We estimated the project was 32% complete at the date of acquisition based on the status of the SiGe and RF projects under development at that time.

        We expected to incur up to a total of $17 million in development costs to complete this project. We spent approximately $9 million in 1999 and $8 million in 1998, and the projects are substantially complete as of December 31, 1999.

        We had identified several products that would incorporate SLI in the future and their projected total revenue through 2003. We estimated that 25% of this revenue was attributable to in-process technologies acquired in the Temic acquisition. We applied an industry projected earnings before interest and taxes margin of 18.7%, a capital charge of 1.2%, and an estimated tax charge to estimated revenues and calculated the total cash flow attributable to the products that will incorporate in-process SLI technology. Net cash inflows were expected to begin in 1999. Revenue and operating income were estimated to increase from 1999 to 2001 and decline from 2001 to 2003. These estimates were compared to our historical results as well as the forecasts we used to evaluate the Temic acquisition.

MACHINERY AND EQUIPMENT IMPAIRMENT CHARGE (FAB 6)
In December 1997, we recognized an impairment charge of $43 million relating to the impairment of machinery and equipment in our wafer fabrication plant (Fab 6) located in Rousset, France. The impairment charge was caused by the projected inability of this fabrication plant to produce product at costs acceptable in today's market and the need to consolidate manufacturing in our new fabrication plant (Fab 7, also in Rousset, France) to take advantage of advanced technologies. We recognized the impairment charge when the future undiscounted cash flows of each asset were estimated to be insufficient to recover its related carrying value. As such time, the carrying values of these assets were written down to our estimates of fair value. Fair value was based on sales of similar assets or other estimates of fair value, such as estimated future cash flows. The expense was reported as a nonrecurring charge in statement of operations.

In January 1999, we sold the majority of these assets (see Note 2 of Notes to Consolidated Financial Statements).

INTEREST AND OTHER INCOME AND INTEREST EXPENSE
Interest and other income increased $20 million to $36 million in 1999 compared to $16 million in 1998. The increase was due primarily to (i) a $15 million pre-tax gain related to the sale of certain assets (see Note 2 of Notes to Consolidated Financial Statements), (ii) higher interest income due to higher cash and investment balances and higher interest rates, (iii) a gain on sale of equity investments of $5 million, and (iv) foreign exchange translation gains of $3 million. Interest expense was $2 million higher in 1999 than in 1998 primarily because of additional interest (12 months in 1999 compared to 9 months in 1998) for the April 1998 $115 million zero coupon convertible debt financing used to finance our acquisition of Temic in the first quarter of 1998.

Interest and other income increased to $16 million in 1998 from $12 million in 1997. Other income consists of investment gains and losses and realized and unrealized foreign currency exchange gains and losses. The increase in 1998 from 1997 was primarily due to the significant decline in interest rates that occurred in the latter part of 1998, resulting in gains taken in our portfolio of U.S. securities. Interest expense, which includes interest on capital lease financing, increased to $47 million in 1998 from $31 million in 1997. This was due primarily to the increase in borrowings used to finance the expansion and construction of our wafer fabrication facilities located in Colorado Springs, Colorado and Rousset, France.

TAXES ON INCOME
Atmel's effective tax rate was 36% for 1999 compared to a tax benefit rate of 1.75% for 1998. The 1998 rate was lower than normal due to certain items associated with the acquisition of Temic, including the deduction of in-process research and development expenses, for which we recorded no tax benefit in the first nine months of 1998, and nondeductible permanent differences arising from foreign operations.

We had an income tax benefit of $1 million in 1998 compared to income tax expense of $4 million in 1997. The tax benefit rate in 1998 was 1.75% as compared to an effective tax rate of 70% in 1997. The 1998 effective tax rate was affected by the treatment of acquisition charges associated with the acquisition of Temic and the tax effect of foreign operations. We recorded no tax benefit for the deduction of in-process research and development allocated in the purchase accounting for Temic, resulting in a reduction of the rate of 20%. Further, an additional rate reduction of 15% was due primarily to non-deductible permanent differences arising from our foreign operations and certain losses from our foreign operations being benefited using the local effective tax rate which is lower than the U.S. statutory rate. The net effect of other permanent differences increased the tax benefit rate by 2%. The 1997 effective tax rate was caused by valuation allowances for foreign losses, the tax rate effect of which was magnified due to the lower level income before taxes.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1999, Atmel had $412 million in cash and short term investments, an increase of $88 million from $324 million at December 31, 1998; and $487 million in net working capital, a decrease of $5 million from $492 million at December 31, 1998. Accounts receivable increased 12% to $282 million at December 31, 1999 from $253 million at December 31, 1998. The average days of accounts receivable outstanding were 77 days and 83 days in 1999 and 1998. The decrease in average days outstanding was primarily because we increased our focus on collecting past due receivables and because the collection environment strengthened in our favor as demand for semiconductor products improved in the second half of 1999. We monitor collection risks and provide an adequate allowance for doubtful accounts related to these risks. While there can be no guarantee of collecting these receivables, we believe that substantially all net receivables will be collected given customers' current credit ratings and expect that average days outstanding will decrease with improved business conditions. In 1999, we wrote off approximately $19 million of accounts receivables. The majority of these write-offs was previously reserved for at December 31, 1998 and had no impact on our results of operations.

Inventories increased $34 million to $274 million at December 31, 1999 from $240 million at December 31, 1998, primarily to support a higher sales level and because Fab 7 in Rousset, France was brought into production at the end of the second quarter 1999. Inventory turnover increased to 3.4 in 1999 from 3.0 in 1998.

CASH FLOW FROM OPERATING ACTIVITIES
During 1999, our operations provided net cash of $270 million compared to $134 million in 1998, an increase of $136 million. In part, this was because our net income increased $103 million. We significantly slowed the rate of inventory growth in 1999 compared to 1998 which contributed to the improved cash flow from our operations. Also, our trade accounts payable grew during 1999, where they had fallen during 1998, requiring much less cash in 1999 compared to 1998.

During 1998, we generated net cash flow from operations of $134 million compared to $79 million in 1997. Our accounts receivable provided $10 million to our cash flow in 1998 compared to requiring $93 million from our cash flow in 1997. In 1997 we encountered a difficult collection environment during the Asian financial crisis, which caused our accounts receivable to increase.

The increase in inventory balances to 1998 from 1997 reflects the inclusion of Temic's inventory, which totaled approximately $36 million.

During 1998 our settlement of trade accounts payable and other accrued liabilities required $58 million from our cash flow. The majority of this requirement was related to purchases made in 1997 and paid for in 1998.

CASH FLOW FROM INVESTING ACTIVITIES
Atmel's investing activities used net cash of $154 million for 1999 compared to $330 million in 1998, a reduction of $176 million. Our 1999 investments were made primarily to increase capacity and enhance process technology at our wafer fabrication facilities in Colorado Springs and Rousset. The most significant factor in the apparent drop of net cash used for investments in 1999 is the acquisition of Temic in March of 1998 for $99 million for which no similar acquisition was made in 1999 (see Note 2 of Notes to Consolidated Financial Statements). The lower investment of cash in 1999 was also due in part to lower payments for capital, $172 million compared to $188 million in 1998.

Atmel made capital cash investments in 1998 totaling $188 million, primarily to implement CMP and STI, and to advance process technology in its Colorado Springs and Rousset wafer fabrication facilities. In 1997, we made capital investments totaling $312 million to increase wafer fabrication capacity at our Colorado fabrication plant and to complete construction of our 8 inch plant in Rousset.

Because of high demand for our products, we have increased capacity in our Rousset wafer fabrication plant and we intend to further increase capacity throughout 2000. We expect to fund these capital investments using a combination of existing cash, equity financing, sale of short-term investments and equipment lease financing.

CASH FLOW FROM FINANCING ACTIVITIES
In 1999, we used $17 million net cash for financing activities compared to providing $180 million of net cash from financing activities in 1998, a decrease of $197 million. This decrease was primarily because: (i) we received $59 million less proceeds from capital leases in 1999 compared to 1998, (ii) we engaged in no new financing in 1999 to compared to the $115 million of proceeds we received from the issuance of the zero coupon convertible debentures in April 1998, and (iii) we made an $8 million payment to settle warrants in the first half of 1999. During 1999, Atmel settled all outstanding warrants and no maximum potential obligation exists. We do not intend to enter into these warrant programs in the future. Atmel from time to time may repurchase its common stock under the stock repurchase program (see Note 14 of Notes to Consolidated Financial Statements) when favorable market conditions exist and funds are available. We are authorized to repurchase an additional 17.2 million shares. We cannot estimate when favorable market conditions will exist, the timing, or the amount of cash that will be used, if any, to repurchase Atmel's common stock.

Atmel financed substantially all of its 1998 asset acquisitions through lease financing, convertible notes and notes payable. We obtained lease financing of $142 million to pay for fixed asset acquisitions. We use this form of financing for substantially all of our fixed asset purchases. The convertible notes of $115 million were issued principally to finance the acquisition of Temic. Other notes payable of $41 million were used to finance equipment for Fab 7 located in Rousset, France.

We finance our operations and capital requirements with cash flow from operations, equipment lease financing and other borrowing arrangements, and equity offerings.

In January and August 1998, Atmel repurchased 2 million and 0.8 million, of its shares for $20.0 million. The shares were then retired.

As disclosed under the heading of Put Warrants in Note 14 of Notes to Consolidated Financial Statements, Atmel entered into certain warrant transactions that provided Atmel with the flexibility to establish a price range in which we had the option to repurchase its stock at a later date. These warrant positions did not have an immediate impact on the cash resources that were needed to fund the expansion and construction of our wafer fabrication facilities in Colorado Springs and Rousset. All of the put and call warrants were closed out as of May 14, 1999.

We believe that our existing cash and cash equivalents, together with cash flows from operations, lease financing on equipment, and other short or medium term bank borrowings will be sufficient to meet our operating and capital cash requirements through 2000. We may, however, in the longer term seek additional equity, as we did on February 3, 2000 (see Note 15 of Notes to Consolidated Financial Statements), or debt financing to fund further expansion of our wafer fabrication capacity, or to fund other projects or acquisitions. We cannot precisely determine at this time the timing and amount of such capital requirements which will depend on a number of factors, including demand for our products, product mix changes, semiconductor industry conditions and competitive factors.

OTHER FACTORS THAT CAN AFFECT OUR BUSINESS

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

OUR REVENUE AND OPERATING RESULTS FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS

Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:

    - the cyclical nature of both the semiconductor industry and the markets addressed by our products;

    -   fluctuations in manufacturing yields;

    -   the timing of introduction of new products;

    -   the timing of customer orders;

    -   price erosion;

    -   changes in mix of products sold;

    -   the extent of utilization of manufacturing capacity;

    -   product obsolescence;

    -   availability of supplies and raw materials;

    -   price competition and other competitive factors; and

    -   fluctuations in currency exchange rates.

Any unfavorable changes in these factors could harm our operating results.

In particular, we believe that our future sales growth will depend substantially on the success of our new products. Our new products are generally incorporated into our customers' products or systems at the design stage. However, design wins may precede volume sales by a year or more. We may not be successful in achieving design wins or any design win may not result in future revenues, which depend in large part on the success of the customer's end product or system. We expect the average selling price of each of our products to decline as individual products mature and competitors enter the market. To offset average selling price decreases, we rely primarily on reducing costs in the manufacturing of those products, increased unit sales to absorb fixed costs, and introducing new, higher priced products which incorporate advanced features or integrated technologies to address new or emerging markets. To the extent that such cost reductions and new product introductions do not occur in a timely manner, our operating results could be harmed. From time to time, our quarterly revenues and operating results can become more dependent upon orders booked and shipped within a given quarter and, accordingly, our quarterly results can become less predictable and subject to greater variability.

In addition, our continued success will depend in large part on the continued growth of various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics, data networking equipment and military equipment. Our success will also depend upon a better supply and demand balance within the industry.

THE SEMICONDUCTOR INDUSTRY IS CYCLICAL AND COULD CREATE FLUCTUATIONS IN OUR OPERATING RESULTS
The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1998 and 1997. These downturns have been characterized by diminished product demand, production overcapacity, and accelerated decline of average selling prices; and in some cases have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. The commodity memory portion of the semiconductor industry, from which we derived approximately 46% of our revenues in 1999 and 44% our revenues in 1998, continued to suffer from excess capacity in 1998, which led to substantial price reductions during this period. While these conditions improved in 1999, if they were to resume our growth and operating results would be harmed. In addition, in the past, our operating results were harmed by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity. As mentioned above, our continued success depends in large part on the continued growth of various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics, data networking and military equipment, and a better supply and demand balance within the industry. Our business could be harmed in the future by cyclical conditions in the semiconductor industry or by slower growth in any of the markets served by our customer products.

YEAR 2000 RISKS
We have executed a plan designed to make our computer systems, applications, computer and manufacturing equipment, and facilities year 2000 ready. To date, none of our systems, applications, equipment or facilities has experienced material difficulties from the transition to year 2000. However, it is possible that material difficulties could be discovered or could arise. We cannot guarantee that our year 2000 readiness plan has been successfully implemented, and actual results could still differ materially from our plan. In addition, we have communicated with our critical suppliers to determine the extent to which we may be vulnerable to such parties' failure to resolve their own year 2000 issues. Where practicable, we have attempted to mitigate our risks with respect to the failure of these entities to be year 2000 ready. The effect, if any, on our results of operations from any failure of such parties to be year 2000 ready cannot yet be determined.

FOREIGN CURRENCY RISK
When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenue, this risk will negatively affect our operating results.

We partially counterbalance this risk in Europe by our significant operations there whose costs are denominated in European currencies. Negative impacts on revenue are offset by positive impacts on costs. In Japan, our yen denominated sales are also subject to the exchange rate risk, but we do not have significant operations there with which to counterbalance our exposure. Sales denominated in yen were 7% of our revenue in 1999.

Sales denominated in foreign currencies were 21%, 23% and 15% of revenues in 1999, 1998 and 1997.

We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Because we have European assets and liabilities in local currencies, we do not hedge accounts receivable denominated in European currencies. However, our accounts receivables in yen are hedged using a loan denominated in yen of approximately equal amount. At December 31, 1999, the yen-denominated loan was $26 million.

No foreign exchange contracts were held at December 31, 1999. Foreign exchange contracts outstanding, all of which were in yen, were $5 million and $10 million at December 31, 1998 and 1997. At December 31, 1998, we had a net unrealized loss from these contracts of ($1) million.

LITIGATION RISKS
We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products or processes. In the past, we have received specific allegations from major companies alleging that certain of our products infringe patents owned by such companies. If any litigation were to occur as a result of such allegations in the future, and we do not prevail in any such litigation, and are unable to obtain a satisfactory license, our results of operations may be adversely affected.

In addition, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. In the past, we have been involved in such litigation, which adversely affected our operating results. We cannot assure you that intellectual property claims will not be made against us in the future or that we will not be prohibited from using the technologies subject to any such claims or be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention to and legal costs associated with litigation can have a significant adverse effect on operating results.

OUR STOCK PRICE HAS FLUCTUATED IN THE PAST AND MAY CONTINUE TO FLUCTUATE IN THE FUTURE
The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by factors such as the announcement of new products or product enhancements by us or our competitors, technological innovations by us or our competitors, quarterly variations in our results of operations, changes in earnings estimates by market analysts and general market conditions or market conditions specific to particular industries. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically could result in an immediate and adverse effect on the market price of our stock. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies, often unrelated to the operating performance of the specific companies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK
We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available for sale, and consequently record them on the balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders' equity. We do not currently hedge these interest rate exposures.

Given Atmel's current profile of interest rate exposures and the maturities of its investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statement of operations through December 31, 2000.

Atmel has short term debt, long term debt and capital leases totaling $801 million at December 31, 1999. Approximately $632 million of these borrowings have fixed interest rates. Atmel has approximately $169 million of floating rate debt that is based on the Euro and EuroYen interest rates. We do not hedge either of these interest rates and could be negatively affected should either of these rates increase significantly. A hypothetical 40 basis point increase in both of these interest rates would have a $0.7 million adverse impact on income before taxes on Atmel's Consolidated Statements of Operations for 1999. While there can be no assurance that both of these rates will remain at current levels, we believe these rates will not increase significantly (defined as an increase of more than 40 basis points) and cause any harm to our operations and financial position.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA SELECTED QUARTERLY FINANCIAL DATA

(Unaudited, in thousands, except per-share data)  First Quarter     Second Quarter     Third Quarter     Fourth Quarter
-----------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
Net revenues                                      $   290,037        $   311,142        $   340,244       $   388,738
Gross margin                                          103,872            116,932            128,477           154,579
Income before cumulative effect
      Of accounting change(*)                          16,698             15,404             17,306            33,039
Net income (loss)                                     (12,370)            15,404             17,306            33,039
Basic net income (loss) per share:
      Income before accounting change                    0.08               0.08               0.09              0.16
      Net income (loss)                                 (0.06)              0.08               0.09              0.16
Diluted net income (loss) per share:
      Income before accounting change                    0.08               0.07               0.08              0.16
      Net income (loss)                                 (0.06)              0.07               0.08              0.16
Price range of common stock/share
     High                                                9.41              13.09              20.94             30.38
     Low                                                 7.03               8.56              13.19             15.38
YEAR ENDED DECEMBER 31, 1998
Net revenues                                      $   260,392        $   288,205        $   273,814       $   288,681
Gross margin                                           96,200             88,530            101,115           108,100
Net income (loss)                                      26,793            (91,409)             4,618             9,960
Basic net income (loss) per share                        0.14              (0.46)              0.02              0.04
Diluted net income (loss) per share                      0.13              (0.46)              0.02              0.04
Price range of common stock per
share
     High                                               10.25              10.12               7.31              8.19
     Low                                                 7.00               6.37               3.01              3.60

* See Note 1 of Notes to Consolidated Financial Statements for a discussion regarding the cumulative effect of accounting charge. (S-K, 302 (a)(3))

Other information required by this Item regarding Consolidated Financial Statements and supplementary data is set forth in the Consolidated Financial Statements and related notes, and Report of the Independent Accountants, which appear on pages 27 to 47 of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information required by this Item regarding directors and executive officers set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2000 (the "2000 Proxy Statement"), is incorporated herein by reference. Information regarding identification of Registrant's executive officers is set forth in Part I, Item 1 of this Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item regarding compensation of Registrant's directors and executive officers set forth under the captions "Director Compensation" and "Executive Compensation" in the 2000 Proxy Statement is incorporated herein by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item regarding beneficial ownership of Registrant's common stock by certain beneficial owners and management of Registrant set forth under the caption "Security Ownership" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item regarding certain relationships and related transactions with management set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of, or incorporated by reference into, this Report on Form 10-K:

                1.      Financial Statements.

                                Consolidated Statements of Operations for the Three Years Ended December 31, 1999.

                                Consolidated Balance Sheets as of December 31, 1999 and 1998.

                                Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1999.

                                Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1999.

                                Notes to Consolidated Financial Statements.

                                Report of Independent Accountants.

                2. Financial Statement Schedules. The following Financial Statement Schedules for the years ended December 31, 1999, 1998 and 1997 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto.

                        Schedule                                          Page
                        --------                                          ----
                        Report of Independent Accountants on
                        Financial Statement Schedule                       48

                        Valuation and Qualifying Accounts                  49

                        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

                3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

                        3.1(6) Certificate of Incorporation of Registrant, as amended to date.

                        3.2(6)   Bylaws of Registrant.

                        3.3(6) Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock (included in Exhibit 4.1).

                        4.1(6) Amended and restated Preferred Shares Rights Agreement dated as of October 18, 1999, between Atmel Corporation and BankBoston, N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights.

                        10.1(1)+ 1986 Incentive Stock Option Plan, as amended,
                                 and forms of stock option agreements there under.

                        10.2(1)+ 1991 Employee Stock Purchase Plan, as amended.

                       10.3(3) Credit Agreement dated April 20, 1995, between Wells Fargo Bank and Registrant.

                       10.4 Form of Indemnification Agreement between Registrant and its officers and directors.

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

                (4) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (File No. 333-15823) filed on November 8, 1996.

                (5) Incorporated by reference to exhibits to the Company's Report on Form 8-K (File No. 000-19032) filed on June 4, 1997.

                (6) Incorporated by reference to exhibits to the Company's Registration Statement on Form 8-A/12G/A (No.000-19032) filed on December 6, 1999.

                (7) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-3, as amended (File No. 333-59261), filed on July 16, 1998.

                +      The item listed is a compensatory plan.

        (b) Reports on Form 8-K. The Company filed a report on Form 8-K on November 5, 1999 to change its state of incorporation effective October 18, 1999 from California to Delaware.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ATMEL CORPORATION

March 14, 2000                         By: /s/  George Perlegos
                                          --------------------------------------
                                           George Perlegos
                                           President and Chief Executive Officer


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons on March 14, 2000 on behalf of the Registrant and in the capacities indicated:

          Signature                                      Title
          ---------                                      -----
/s/  George Perlegos                    President, Chief Executive Officer and Director
-------------------------------------   (principal executive officer)
    (George Perlegos)

/s/  Donald Colvin                      Vice President, Finance and Chief Financial Officer
-------------------------------------   (principal financial and accounting officer)
    (Donald Colvin)

/s/     Norm Hall                       Director
-------------------------------------
       (Norm Hall)

/s/  Gust Perlegos                      Director
-------------------------------------
    (Gust Perlegos)

/s/  T. Peter Thomas                    Director
-------------------------------------
    (T. Peter Thomas)

/s/  Tsung-Ching Wu                     Director
-------------------------------------
    (Tsung-Ching Wu)

                                ATMEL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     Years Ended December 31,
(In thousands, except per share data)                                         1999               1998               1997
NET REVENUES                                                           $ 1,330,161        $ 1,111,092        $   958,282
EXPENSES
Cost of revenues                                                           826,301            717,147            602,239
Research and development                                                   193,750            174,808            137,896
Selling, general and administrative                                        167,132            149,069            150,098
Restructuring and in-process research and
   development charges                                                          --             89,725             43,000
                                                                       -------------------------------------------------
TOTAL EXPENSES                                                           1,187,183          1,130,749            933,233
                                                                       -------------------------------------------------
OPERATING INCOME (LOSS)                                                    142,978            (19,657)            25,049
Interest and other income                                                   35,623             16,197             12,107
Interest expense                                                           (49,780)           (47,471)           (31,155)
                                                                       -------------------------------------------------
INCOME (LOSS) BEFORE TAXES                                                 128,821            (50,931)             6,001
Benefit from (provision for) income taxes                                  (46,374)               893             (4,200)
                                                                       -------------------------------------------------
Income (loss) before cumulative effect of accounting change                 82,447            (50,038)             1,801
Cumulative effect of accounting change, net of tax                         (29,068)                --                 --
                                                                       -------------------------------------------------
NET INCOME (LOSS)                                                      $    53,379        $   (50,038)       $     1,801
                                                                       =================================================
BASIC NET INCOME (LOSS) PER SHARE:
    Income (loss) before cumulative effect of accounting change        $      0.41        $     (0.25)       $      0.01
    Cumulative effect of accounting change, net of tax                       (0.14)                --                 --
                                                                       -------------------------------------------------
    Net income (loss) per share                                        $      0.27        $     (0.25)       $      0.01
                                                                       =================================================
DILUTED NET INCOME (LOSS) PER SHARE:
    Income (loss) before cumulative effect of accounting change        $      0.40        $     (0.25)       $      0.01
    Cumulative effect of accounting change, net of tax                       (0.14)                --                 --
                                                                       -------------------------------------------------
    Net income (loss) per share                                        $      0.26        $     (0.25)       $      0.01
                                                                       =================================================
SHARES USED IN BASIC NET INCOME (LOSS) PER SHARE CALCULATIONS              200,783            198,716            198,876
                                                                       =================================================
SHARES USED IN DILUTED NET INCOME (LOSS) PER SHARE CALCULATIONS            207,322            198,716            203,202
                                                                       =================================================

The accompanying notes are an integral part of these statements.

                                ATMEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
(In thousands, except per share data)                                       1999               1998
                                            ASSETS
CURRENT ASSETS
Cash and cash equivalents                                               $   251,272        $   161,721
Short-term investments                                                      161,190            161,844
Accounts receivable, net of allowance for doubtful accounts of
   $20,770 in 1999 and $34,610 in 1998                                      281,843            252,601
Inventories                                                                 274,065            240,258
Other current assets                                                         70,938             74,967
                                                                        ------------------------------
      TOTAL CURRENT ASSETS                                                1,039,308            891,391
Fixed assets, net                                                           938,562            964,126
Other assets                                                                 37,040            107,220
                                                                        ------------------------------
      TOTAL ASSETS                                                      $ 2,014,910        $ 1,962,737
                                                                        ==============================

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                       $   147,166        $    81,995
Trade accounts payable                                                      278,562            200,101
Accrued liabilities and other                                                94,584             92,953
Deferred income on shipments to distributors                                 31,500             24,170
                                                                        ------------------------------
      TOTAL CURRENT LIABILITIES                                             551,812            399,219
Long-term debt                                                              654,033            771,069
Deferred income taxes                                                         7,586              3,404
                                                                        ------------------------------
      TOTAL LIABILITIES                                                   1,213,431          1,173,692
                                                                        ------------------------------
Put warrants                                                                     --             56,850
                                                                        ------------------------------
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock: no par value: Authorized: 10,000 shares; None
   issued and outstanding                                                        --                 --

Common stock; par value $0.001: Authorized: 500,000 shares;
   Shares issued: 202,089 issued at December 31, 1999
   and 199,366 at December 31 1998                                          397,167            330,073

Accumulated other comprehensive income (loss)                               (51,160)                29
Retained earnings                                                           455,472            402,093
                                                                        ------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                            801,479            732,195
                                                                        ------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 2,014,910        $ 1,962,737
                                                                        ==============================

The accompanying notes are an integral part of these statements.

                                ATMEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                                   Years Ended December 31,
                                                                          1999             1998             1997
                                                                       ---------        ---------        ---------
CASH FROM OPERATING ACTIVITIES
Net income (loss)                                                      $  53,379        $ (50,038)       $   1,801
Items not requiring the use of cash
    Depreciation and amortization                                        200,879          199,568          158,382
    Restructuring and in-process research and development                     --           89,725           43,000
    Cumulative effect of accounting change                                48,980               --               --
    (Gain) loss on sale of fixed assets and investments                  (14,996)            (524)              --
    Accounts receivable write-off                                             --               --           41,300
    Inventories write-down                                                    --               --           53,100
    Provision for doubtful accounts receivable                             5,150           16,144           11,105
    Provision for excess and obsolete inventory                            2,373             (246)           1,452
    Other                                                                  9,278          (12,644)          16,439
Changes in operating assets and liabilities
    Accounts receivable                                                  (34,392)           9,611          (92,862)
    Inventories                                                          (33,401)         (83,989)        (108,631)
    Other assets                                                           5,298           56,879          (61,448)
    Trade accounts payable and other accrued liabilities                  17,023          (58,382)          17,915
    Income taxes payable                                                   3,557          (31,095)              --
    Deferred income on shipments to distributors                           7,330           (1,086)          (2,679)
                                                                       ---------        ---------        ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                        270,458          133,923           78,874
                                                                       ---------        ---------        ---------
CASH FROM INVESTING ACTIVITIES
Acquisition of fixed assets                                             (171,820)        (187,728)        (312,066)
Sale of fixed assets                                                      19,285            1,581               --
Acquisition of other assets                                                 (200)         (41,226)         (25,483)
Purchase of other businesses                                              (7,374)         (99,250)              --
Purchase of investments                                                  (96,500)        (151,188)        (129,642)
Sale or maturity of investments                                          102,940          148,102          128,668
                                                                       ---------        ---------        ---------
        NET CASH USED BY INVESTING ACTIVITIES                           (153,669)        (329,709)        (338,523)
                                                                       ---------        ---------        ---------
CASH FROM FINANCING ACTIVITIES
Issuance of notes payable                                                 21,564           41,044           56,815
Principal payments on notes                                              (51,748)         (17,094)         (10,853)
Proceeds from capital leases                                              83,596          142,179          190,705
Principal payments on capital leases                                     (80,669)         (89,944)         (78,528)
Proceeds from issuance of convertible notes                                   --          115,004          150,000
Tax benefit from exercise of options                                       5,235               --            5,033
Proceeds (payment) from settlement of warrants                            (7,619)          (2,550)           4,425
Repurchase of common stock                                                    --          (20,047)              --
Issuance of common stock                                                  12,431           11,886           13,170
                                                                       ---------        ---------        ---------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 (17,210)         180,478          330,767
                                                                       ---------        ---------        ---------
Effect of foreign currency on cash and cash equivalents                  (10,028)           2,719             (921)
                                                                       ---------        ---------        ---------
Net increase (decrease) in cash and cash equivalents                      89,551          (12,589)          70,197
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         161,721          174,310          104,113
                                                                       ---------        ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 251,272        $ 161,721        $ 174,310
                                                                       =========        =========        =========
INTEREST PAID                                                             38,124           35,648           29,039
INCOME TAXES PAID                                                         13,184            1,161           42,507
ISSUANCE OF STOCK FOR OTHER ASSETS                                           197            2,652               --
FIXED ASSET PURCHASES IN ACCOUNTS PAYABLE                                 63,694           19,376           54,326
PURCHASE OF CALL WARRANTS FROM PROCEEDS OF PUT WARRANTS                       --            4,450            5,238
NOTE PAYABLE ISSUED FOR PREPAID ROYALTIES                                     --            9,000               --

The accompanying notes are an integral part of these statements.

                                ATMEL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

    (In thousands)                                                                          Accumulated
                                                  Common Stock                                 other
                                                     Shares                  Retained      comprehensive
                                                     Amount                  Earnings       income (loss)        Total
                                                     ------                  --------       -------------        -----
BALANCES, DECEMBER 31, 1996                 197,504        $ 346,756        $ 450,330        $  (7,335)       $ 789,751
Sales of stock
     Exercise of options                      1,466            6,522               --               --            6,522
     Employee stock purchase plan               476            6,648               --               --            6,648
Tax benefit from exercise of options             --            5,033               --               --            5,033
Proceeds from settlement of warrants             --            4,425               --               --            4,425
Put warrants reclassification, net               --          (17,800)              --               --          (17,800)
Other comprehensive income (loss)
     Unrealized loss on investments              --               --               --          (11,809)         (11,809)
     Foreign currency translation
        adjustment                               --               --               --            1,863            1,863
Net income                                       --               --            1,801               --            1,801
                                          ---------        ---------        ---------        ---------        ---------
Comprehensive income (loss)                      --               --            1,801           (9,946)          (8,145)
                                          ---------        ---------        ---------        ---------        ---------
BALANCES, DECEMBER 31, 1997                 199,446          351,584          452,131          (17,281)         786,434
Sales of stock
  Exercise of options                         1,057            2,624               --               --            2,624
  Employee stock purchase plan                1,247            6,610               --               --            6,610
  Issuance for purchase of DCT                  416            2,652               --               --            2,652
Repurchase of shares                         (2,800)         (20,047)              --               --          (20,047)
Payment on settlement of warrants                --           (2,550)              --               --           (2,550)

Put warrants reclassification, net               --          (10,800)              --               --          (10,800)

Other comprehensive income
     Unrealized gain on investments              --               --               --              540              540
     Foreign currency translation
        adjustment                               --               --               --           16,770           16,770
Net loss                                         --               --          (50,038)              --          (50,038)
                                          ---------        ---------        ---------        ---------        ---------
Comprehensive income (loss)                      --               --          (50,038)          17,310          (32,728)
                                          ---------        ---------        ---------        ---------        ---------
BALANCES, DECEMBER 31, 1998                 199,366          330,073          402,093               29          732,195
Sales of stock
  Exercise of options                         1,345            6,131               --               --            6,131
  Employee stock purchase plan                1,351            6,300               --               --            6,300
  Issuance for asset acquisition                 27              197               --               --              197
Tax benefit from exercise of options             --            5,235               --               --            5,235
Payment on settlement of warrants                --           (7,619)              --               --           (7,619)
Put warrants reclassification, net               --           56,850               --               --           56,850
Other comprehensive loss
  Unrealized loss on investments                 --               --               --           (3,410)          (3,410)
  Foreign currency translation
     adjustment                                  --               --               --          (47,779)         (47,779)
Net income                                       --               --           53,379               --           53,379
                                          ---------        ---------        ---------        ---------        ---------
Comprehensive income (loss)                      --               --           53,379          (51,189)           2,190
                                          ---------        ---------        ---------        ---------        ---------
BALANCES, DECEMBER 31, 1999                 202,089        $ 397,167        $ 455,472        $ (51,160)       $ 801,479
                                          =========        =========        =========        =========        =========

The accompanying notes are an integral part of these statements.

                                ATMEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except per share and employee data)

NOTE 1
--------------------------------------------------------------------------------
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
Atmel Corporation designs, develops, manufactures and markets a broad range of high-performance nonvolatile memory and logic integrated circuits using its proprietary complementary metal-oxide semiconductor (CMOS) technologies. The Company's products are used in a range of applications in the telecommunications, computing, networking, consumer and automotive electronics and other markets. The Company's customers comprise a diverse group of U.S. and non-U.S. original equipment manufacturers (OEMs) and distributors.

FISCAL YEAR CHANGE
Effective January 1, 1999, the Company changed its fiscal year from a 52 or 53-week year ending on the Monday nearest the last day in December of each year to a calendar year ending December 31. The quarters have changed from a 13-week quarter to a calendar quarter. For presentation purposes, fiscal 1998 and 1997 have been disclosed as ending on December 31.

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

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out for materials and purchased parts and average cost for work in progress) or market and are comprised of the following:

December 31,                            1999           1998
-----------------------------------------------------------
Materials and purchased parts       $ 19,526       $ 14,082
Finished goods                        15,703         43,913
Work in progress                     238,836        182,263
                                    --------       --------
TOTAL                               $274,065       $240,258
                                    ========       ========

FIXED ASSETS
Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements                     10 to 20 years
Machinery and equipment                          2 to 5 years
Furniture and fixtures                                5 years

DEFERRED INCOME ON SHIPMENTS TO DISTRIBUTORS
Sales to certain distributors are subject to price protection and rights of return. Generally, certain distributors may return products for up to a maximum of 5% of the net value of all products purchased by such distributors during the immediately preceding period. Accordingly, recognition of such sales to distributors with return rights is deferred until shipments are made by the distributors to their customers. Other sales, principally to OEMs, are recorded at the time products are shipped, net of allowances for estimated returns.

FOREIGN CURRENCY TRANSLATION
The functional currency of foreign subsidiaries is considered to be the United States dollar, except for Atmel ES2 S.A. and MHS S.A., whose functional currency is the French franc, and Temic Semiconductor GmbH (Temic), whose functional currency is the German mark. Translation gains and losses from remeasurement of the financial statements of other companies whose functional currency is the U.S. dollar are included in the consolidated statements of operations. The effect of the translation of the accounts of Atmel ES2, MHS and Temic has been included in the stockholders' equity as a cumulative foreign currency translation adjustment. Foreign exchange gain (loss) included in interest and other income for the years ended December 31, 1999, 1998 and 1997 was $3,244, ($283) and ($2,438).

DERIVATIVES
The Company conducts business on a global basis in several major international currencies. As a result, it is exposed to adverse movements in foreign currency exchange rates. The Company occasionally enters into forward foreign exchange contracts to hedge certain of its foreign currency exposures. These financial instruments are designed to minimize exposure and reduce risk from foreign currency exchange rate fluctuations in the regular course of business. The Company does not enter into forward exchange contracts for trading purposes.

Realized gains and losses on the contracts are included in other income and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The foreign exchange contracts generally have maturities that do not exceed three months. No foreign exchange contracts were held at December 31, 1999. Foreign exchange contracts outstanding at December 31, 1998 amounted to $5,122. At December 31, 1998 net unrealized loss from these contracts was ($892).

The Company's forward exchange contracts contain credit risk because its counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to a small number of major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

CERTAIN RISKS AND CONCENTRATIONS
The Company sells its products primarily to OEMs and distributors in North America, Europe and Asia, generally without requiring any collateral. The Company performs ongoing credit evaluations and maintains adequate allowances for potential credit losses. The Company has no significant concentration of credit risk in its accounts receivable at December 31, 1999.

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

INCOME TAXES
Provision for (benefit from) income tax is comprised of its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. No United States taxes are provided on earnings of non-United States subsidiaries to the extent such earnings are deemed to be permanently invested.

LONG-LIVED ASSETS
The Company periodically evaluates the recoverability of its long-lived assets in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", based upon the estimated cash flows estimated to be generated by the related asset. The evaluation is performed at the lowest level for which there are identifiable, independent cash flows.

ACCOUNTING FOR START-UP COSTS
The Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" effective January 1, 1999. The Company had previously capitalized expenditures directly related to and incurred during the start-up phase for a fabrication facility at its Rousset, France site during and prior to 1998. These start-up costs (which were included in the caption "Other assets" in the Company's Condensed Consolidated Balance Sheet at December 31, 1998) of $48,980 were written-off in the first quarter of 1999 and are presented net of tax for $29,068 under the caption "Cumulative effect of accounting change" in the Company's Consolidated Statements of Operations. The following unaudited pro-forma table sets forth the impact on income (loss) before the cumulative effect of accounting change and net income (loss) from adopting SOP 98-5 in the periods presented as if SOP 98-5 had been implemented in such periods. The pro-forma results are not necessarily indicative of the results that would have occurred had SOP 98-5 been effective in the periods presented, nor are they indicative of future financial results.

(in thousands, except per share data)
                                            1999            1998            1997
Net Income (loss) as reported           $ 53,379        $(50,038)       $  1,801

Deferred start-up costs expensed         (29,068)         19,524           8,860
                                        --------        --------        --------

Proforma net income (loss)              $ 82,447        $(69,562)       $ (7,059)
                                        ========        ========        ========

Diluted earnings per share:
    Net Income (loss) as reported
                                            0.26           (0.25)           0.01
    Proforma net income (loss)
                                            0.40           (0.35)          (0.03)

COMPREHENSIVE INCOME
Comprehensive income is defined as a change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for the Company arises from foreign currency translation adjustments and an unrealized gain (loss) on securities. Comprehensive income is shown in the statement of stockholders' equity. As of December 31, 1999, the accumulated other comprehensive income (loss) consisted of ($3,873) of unrealized loss on securities and ($47,287) of foreign currency translation adjustments. As of December 31, 1998, the accumulated other comprehensive income represented ($463) of unrealized loss on securities and $492 of gain on foreign currency translation adjustments.

RECENT PRONOUNCEMENTS

- In December 1999 the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes the impact of SAB 101 will not have a material impact on the financial position or results of operations of the Company.

- In November 1999 the SEC issued Staff Accounting Bulletin (SAB) No. 100 "Restructuring and Impairment Charges." The SAB discusses the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations.

- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments, and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in fair value shall be recognized currently in earnings. The Company will adopt SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", with effect from the quarter ending September 2000.

RECLASSIFICATIONS
Certain reclassifications have been made to the 1997 and 1998 amounts to conform to the 1999 presentation. These reclassifications did not change the previously reported net income (loss) or the total assets of the Company.


NOTE 2
--------------------------------------------------------------------------------
ACQUISITIONS AND DISPOSITIONS
ACQUISITION OF TEMIC
On March 1, 1998 the Company acquired the integrated circuit business of Temic Telefunken Microelectronic (Temic) of Heilbronn, Germany, a wholly owned subsidiary of Vishay Intertechnology, Inc for $99,250 in cash. The acquisition of Temic included its wholly owned subsidiary, MHS based in Nantes, France. Temic designs, manufactures and sells analog, microcontroller and ASIC products that service the automotive, telecommuni- cations, consumer and industrial markets.

The fair value of the assets acquired exceeded the purchase price by approximately $131,000. As a result, the fair value of the long term assets acquired was reduced. The following is a summary of the allocation of the purchase price (in thousands).

Purchase price                                 $99,250
                                               =======

Purchased technology                            19,661
Work force in place                              3,681
In-process technology                           23,425
Other assets, net of assumed liabilities        52,483
                                               -------
                                               $99,250
                                               =======

The Company is amortizing purchased technology and work force in place over five years. In-process technology was charged to operations upon acquisition. At December 31, 1999 and 1998, purchased technology, net of accumulated amortization of $3,932 and $1,966, amounted to $7,876 and $17,695. At December 31, 1999 and 1998, work force in place, net of accumulated amortization of $736 and $368, amounted to $2,577 and $3,313.

The amount allocated to in-process technology represents purchased in-process technology for three projects that had not yet reached technological feasibility as of the acquisition date and had no alternative future use. For all in-process projects, value was determined by estimating the net cash flows resulting from the completion of these projects reduced to the percentage of completion of the project. Net cash flows were tax effected using estimated income taxes consistent with the Company's anticipated tax rate for the foreseeable future and then discounted back to their present value at a discount rate of 18% based on the Company's required risk adjusted weighted average rate of return.

The nature of the efforts to develop all purchased in-process technology into commercially viable products and processes principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products and processes can meet their design specification, including function, features and technical performance requirements. Because these projects were in-process there was uncertainty whether they could be successfully developed and result in the net cash flows that were originally estimated at acquisition. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, the Company's inability to perform the required completion efforts, or other factors outside the Company's control such as a change in the market for the resulting developed products. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase. Should the Company's development efforts fail or encounter significant delay then the Company's future returns may be significantly reduced. If the development efforts are unsuccessful, the Company may be unable to recover its investment in these projects, may be less well positioned to benefit from new product markets in these areas and the Company's future operating results could be adversely affected. The Company cannot guarantee that it will realize revenue from these products in the amounts estimated.

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
                               -------
                               $23,425
                               =======

Included within assets, net of assumed liabilities, is an accrual for $6,800 for the cost of terminating certain employees at Temic's MHS subsidiary. At the acquisition date, Atmel management had assessed the need to terminate employees at MHS. Subsequent to the acquisition, Atmel management finalized its plan to terminate 120 employees representing all departments except the information systems and product design departments. The Company completed this activity in the second quarter of 1999.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of the date or of results which may occur in the future.

Years Ended December 31,  (unaudited)           1998               1997
--------------------------------------------------------------------------
Net revenues                                $ 1,154,201        $ 1,227,596
                                            ------------------------------
Net loss                                        (35,123)           (19,011)
                                            ------------------------------
Diluted net loss per share                  $     (0.35)       $     (0.19)
                                            ------------------------------

ACQUISITION OF DCT
In June 1998, the Company acquired all of the remaining outstanding common and preferred stock of DCT for $1,151 cash and 415,932 shares of Atmel common stock. Certain of the selling stockholders of DCT were officers and family of officers of Atmel who participated in the transaction on the same terms as other selling stockholders. Atmel previously owned less than 20% of the preferred stock of DCT and recorded the investment at cost. DCT is engaged in the design, production and marketing of data communication products. The excess of the purchase price over the acquired assets amounted to $5,084 and was allocated to goodwill. Goodwill is being amortized over its useful life of 5 years. At December 31, 1999, goodwill, net of accumulated amortization, amounted to $2,500. The pre-acquisition revenue and net income of DCT was not material to the results of Atmel for the years ended December 31, 1999 and 1998 and, accordingly, no pro forma results have been presented.

ACQUISITION OF SMART INFORMATION TRANSFER (SIT)
On April 9, 1999, the Company acquired substantially all of the assets and assumed certain associated liabilities of the SIT business of the Semiconductor Products Sector of Motorola, Inc. for $7,400. The transaction was accounted for as a purchase.

DISPOSITION OF ASSETS
In January 1999 the Company completed the sale of certain items of plant and equipment in Rousset, France for $17,600 in cash. The Company recorded a pre-tax gain of $14,900 ($9,500 after-tax), after disposal costs, which is included in the Company's Consolidated Statements of Operations under the caption "Interest and other income."


NOTE 3
--------------------------------------------------------------------------------
BALANCE SHEET DETAIL
Other current assets consist of the following:

December 31,                   1999          1998
-------------------------------------------------
Deferred income taxes       $37,396       $29,921
VAT receivable                9,933        10,702
Other                        23,609        34,344
                            ---------------------
TOTAL                       $70,938       $74,967
                            =====================

Other assets consist of the following:

December 31,                              1999           1998
-------------------------------------------------------------
Capitalized start-up costs            $     --       $ 48,980
Developed technology related to
  Temic                                  7,876         17,695
Prepaid royalty                          9,000         11,400
Other                                   20,164         29,145
                                      -----------------------
TOTAL                                 $ 37,040       $107,220
                                      =======================


Accrued liabilities and other consist of the following:

December 31,                                  1999          1998
----------------------------------------------------------------
Accrued returns, royalties and
  licenses                                 $16,678       $29,451
Accrued salaries, benefits and other        35,858        35,852
Federal, state, local and foreign
  taxes                                     42,048        27,650
                                           ---------------------
TOTAL                                      $94,584       $92,953
                                           =====================

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


NOTE 4
--------------------------------------------------------------------------------
FIXED ASSETS

December 31,                               1999               1998
------------------------------------------------------------------
Land                                $    14,591        $    14,591
Buildings and improvements              417,990            416,460
Machinery and equipment               1,030,826            941,316
Furniture and fixtures                   15,719             15,622
Construction in progress                 63,431             20,902
                                    ------------------------------
                                      1,542,557          1,408,891
Less accumulated depreciation
  and amortization                     (603,995)          (444,765)
                                    ------------------------------
TOTAL                               $   938,562        $   964,126
                                    ==============================

Fixed assets include machinery and equipment acquired under capital leases of $410,336, and $547,838 at December 31, 1999 and 1998, and related accumulated amortization amounted to $144,019 and $281,723.

Depreciation expense was $190,249, $190,882 and $153,873, in 1999, 1998 and
1997.

In June 1998, the Company announced a restructuring program that included the write-down of certain manufacturing equipment and machinery with older process technology in its Colorado facility. The program was primarily aimed at focusing the Company's business processes, attaining cost efficiencies and increasing manufacturing flexibility.

As part of the plan, the Company announced a worldwide workforce reduction of approximately 600 people, through early retirement, terminations and attrition in the second half of 1998 and provided $1,300 for severance costs. The workforce reduction was completed by June 1999. Approximately 250 employees had received severance benefits totaling $1,300 under this program. The rest of the Company's objective was met primarily through attrition.

As the Company continued to move toward production with 0.35-micron technology, the Company recognized an impairment charge of $65,000 in 1998 relating to manufacturing equipment with 0.65-micron and 0.5-micron technologies. The decision to accelerate implementation of 0.35-micron technology was prompted by the continued price erosion of the Company's Flash memory products. In making its decision, the Company examined the relationship between the costs of fixed assets in its Colorado manufacturing facility and the projected revenues produced from these assets during the next three years, and concluded that the gross margin of its products would decline rapidly based upon the continued price erosion and maturity of its products. Accordingly, the Company decided to move toward more advanced manufacturing processes using 0.35-micron technology in its Colorado facility, in an effort to obtain additional revenue per wafer. However, due to the depressed state of the average selling prices for semiconductor memory products at the time of the review, even the additional output per wafer did not provide a positive gross margin at the existing fixed cost structure.

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

In December 1997, the Company recognized an impairment charge of $43,000 relating to the impairment of machinery and equipment from its old manufacturing facility (Fab 6) located in Rousset, France. The impairment charge was due to the projected inability of this old fabrication plant to produce product at costs acceptable in today's market and the need to consolidate manufacturing in one location in Rousset, France to take advantage of new technologies in the Company's new manufacturing facility (Fab 7). The Company recognized the impairment charge when the future undiscounted cash flows of each asset were estimated to be insufficient to recover its related carrying value. At such time, the carrying values of these assets were written down to the Company's estimates of fair value. Fair value was based on sales of similar assets or other estimates of fair value, such as estimated future cash flows. The expense was reported as a non-recurring charge in the statement of operations. The Company originally estimated that the proceeds from the eventual disposal of these assets would not be significant. During 1998 the Company continued to use these assets at approximately 50% of capacity until manufacturing operations at Fab 6 were ceased. During November and December 1998, the Company sought to dispose of the equipment and received offers to purchase certain equipment in Fab 6.


NOTE 5
--------------------------------------------------------------------------------
SHORT-TERM INVESTMENTS
All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders' equity. Realized gains and losses are recorded based on the specific identification method. For fiscal years 1999, 1998 and 1997, gross realized gains and losses on short and long term investments were $12, $90 and $69. The carrying amount of the Company's investments is shown in the table below (in thousands):

December 31,                                                 1999                           1998
------------------------------------------------------------------------------------------------------------
                                                      Cost      Market Value           Cost      Market Value
Investments
U.S. Government obligations                      $  99,577        $  98,551       $ 101,838        $  94,799
State and municipal securities                      53,713           53,280          53,124           60,727
Other                                                9,452            9,359           7,345            6,318
                                                 -----------------------------------------------------------
                                                   162,742          161,190         162,307          161,844
Allowance for unrealized losses                     (1,552)              --            (463)              --
                                                 -----------------------------------------------------------
TOTAL                                            $ 161,190        $ 161,190       $ 161,844        $ 161,844
                                                 ===========================================================

At December 31, 1999, investments with scheduled maturities within one year were $53,548 and for one to three years were $107,642. At December 31, 1998, investments with scheduled maturities within one year were $48,850 and for one year to three years were $112,994. The Company has classified all investments as short term since it has the intent and ability to redeem them within the year.

NOTE 6
--------------------------------------------------------------------------------
BORROWING ARRANGEMENTS
Information with respect to the Company's debt obligations is shown in the following table:

December 31,                                  1999             1998
-------------------------------------------------------------------
Various non-interest-bearing notes       $  37,665        $  48,372
Various interest-bearing notes
                                            97,347          127,117
Convertible notes
                                           275,493          265,004
Capital lease obligations
                                           390,694          412,571
                                         --------------------------
                                         $ 801,199        $ 853,064
Less amount due within one year
                                          (147,166)         (81,995)
                                         --------------------------
LONG-TERM DEBT DUE AFTER ONE YEAR        $ 654,033        $ 771,069
                                         ==========================

The non-interest-bearing notes are due in varying amounts through the year 2015 and have been discounted between 7% and 8%. The interest-bearing notes bear interest at rates between 2.6% and 6.4% and include loans where interest rates are based on the London Inter-Bank Official Rate and the short-term French PIBOR. A Japanese currency loan has been recorded net of unrealized foreign currency loss of $4,582 at December 31, 1999 versus net of unrealized foreign currency gain of $671 at December 31, 1998. A French currency loan has been recorded net of unrealized foreign currency gain of $11,104 at December 31, 1999 versus net of unrealized foreign loss of $6,161 at December 31, 1998.

The $150,000 convertible notes bear interest at the rate of 3.25% per annum to June 1, 2000, and thereafter, at the rate of 8.25% per annum. Interest on the notes is payable on June 1 and December 1 of each year, commencing December 1, 1997. The notes will mature on June 1, 2002. The notes are convertible into common stock of the Company at the conversion price of $17.75 per share. The Company accrues interest based on the effective rate of 5.75%.

In April 1998, the Company completed a zero coupon convertible debt financing, which raised $115,004. The debt is convertible, at the option of the holder, into the Company's common stock at the rate of 6.9915 shares per $1,000 principal amount at maturity of the debt. The effective interest rate of the debt is 5.5% per annum. The debt is not redeemable by the Company prior to April 21, 2003. Thereafter, the debt will be redeemable for cash, at the option of the Company in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. In addition, the debt is redeemable at the option of the holder as of April 21, 2003, 2008 and 2013, at prices equal to the issue price plus accrued interest. The Company may, at its option, elect to redeem the debt for cash or common stock of the Company, or any combination thereof. Pursuant to a Registration Rights Agreement dated April 21, 1998, between the Company and Morgan Stanley and Co, the Company was required to have an effective registration statement of the above securities 90 days after issuance. The registration statement filed on Form S-3 became effective August 11, 1999, and in accordance with the Agreement, certain penalties accrued and were paid out in August 1999.

Future payments of long-term debt and capital leases are as follows:

                                  2000           2001           2002          2003           2004        Thereafter
-------------------------------------------------------------------------------------------------------------------
Notes payable and convertible
  Notes                        $ 65,523       $ 22,941       $164,880       $126,269       $     15       $     71
Capital leases                   81,643         82,804         68,774         75,652         38,462         74,165

The carrying amount of the Company's long-term debt instruments (excluding capital leases) approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at December 31, 1999.

NOTE 7
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options of two to four years. The Company also leases certain manufacturing equipment under operating leases. Rental expense for 1999, 1998 and 1997 was $9,311, $7,996 and $7,586. Rental payments over the remaining term of these leases are as follows (in thousands):

       2000       2001       2002       2003      2004     Thereafter
---------------------------------------------------------------------
     $11,865    $ 8,774    $ 1,380    $   603   $   148     $   887

The Company is involved in certain patent related legal matters in the ordinary course of business. No provision for any liability that may result upon the resolution of these matters has been made in the accompanying financial statements. The amount or range of possible loss, if any, is not reasonably subject to estimation.


NOTE 8
--------------------------------------------------------------------------------
TAXES ON INCOME
The provision for (benefit from) income taxes consists of the following:

Years Ended December 31,          1999            1998            1997
------------------------------------------------------------------------
Federal          Current        $ 21,542        $ (1,651)       $  2,196
                 Deferred         (1,770)         (5,475)          6,900

State            Current           2,927              --             628
                 Deferred         (1,989)         (4,217)         (7,524)

Foreign          Current           7,250          10,450           2,000
                 Deferred         18,414              --              --

                                ----------------------------------------
TOTAL INCOME TAX                $ 46,374        $   (893)       $  4,200
                                ========================================

The tax provision for 1999 excludes tax benefit relating to preproduction start-up costs which has been presented under the caption "Cumulative effect of accounting change, net of tax" in the Statement of Operations.

December 31,                                         1999            1998
---------------------------------------------------------------------------
DEFERRED INCOME TAX ASSETS
Allowance for accounts receivable                  $  2,729        $  4,120
Deferred income on shipments to distributors          9,243           6,752
Inventory valuation                                     984           5,942
Net operating loss                                   27,125          27,868
Start-up costs                                       17,956              --
Research and development and other tax
   credits                                           23,261           8,231
Reserve for recurring charges                        10,602           4,686
Reserve for restructuring charges                        --          10,835
Other                                                 1,456           5,757
                                                   ------------------------
Total deferred income tax assets                     93,356          74,191
Less valuation allowance                            (20,887)        (26,774)
                                                   ------------------------
Net deferred income tax assets                       72,469          47,417
                                                   ------------------------

DEFERRED INCOME TAX LIABILITIES
Fixed assets                                        (18,905)        (11,190)
State taxes                                          (5,042)         (3,910)
Deferred grant and other income                      (5,748)         (5,800)
Mark to market                                      (12,964)             --
                                                   ------------------------
Total deferred tax liabilities                      (42,659)        (20,900)
                                                   ------------------------
TOTAL NET DEFERRED INCOME TAX ASSETS               $ 29,810        $ 26,517
                                                   ========================

For the year ended December 31, 1999, the valuation allowance was reduced to $20,887. The change in the valuation allowance during 1999 relates primarily to the realization of preacquisition deferred tax assets of acquired businesses, the tax benefit of which was recorded to reduce acquired intangibles.

The Company's effective tax rate differs from the United States federal statutory income tax rate as follows:

Years Ended December 31,                            1999            1998            1997
----------------------------------------------------------------------------------------
United States federal statutory income tax
   rate                                            35.00%         (35.00)%         35.00%
Foreign operations                                  2.66           14.97          (85.10)
In-process research and development                 0.00           20.24            0.00
State taxes, net of federal income tax
   benefit                                          0.49           (5.38)         (35.20)
Research and development credits                   (3.27)           0.00          (61.80)
Benefit of foreign sales corporation               (1.67)           0.00            0.00
Foreign currency translation                        1.99            0.00            0.00
Change in valuation allowance                       0.00            0.00          240.00
Tax exempt income                                  (1.00)          (1.29)         (24.50)
Other, net                                          1.80            4.71            1.60
                                                 ---------------------------------------
EFFECTIVE TAX RATE (BENEFIT)                       36.00%          (1.75)%         70.00%
                                                 =======================================

Income before income taxes included income from foreign subsidiaries of $98,874, ($7,676) and ($13,899) in 1999, 1998 and 1997.

The Company has estimated net operating loss carryforwards of approximately $60,000, the majority of which pertain to its operations in France. There is no expiration on the use of these losses.

The Company's United States income tax returns for the years 1993 through 1996 are presently under examination by the Internal Revenue Service (IRS) and a request for an appeals hearing has been filed. Management believes that adequate amounts of tax and related interest and penalties, if any, have been provided for any adjustments that may result for the years under examination.


NOTE 9
--------------------------------------------------------------------------------
EMPLOYEE OPTION AND STOCK PURCHASE PLANS
The Company has two stock option plans--the 1986 Incentive Stock Option Plan (1986 Plan) and the 1996 Stock Option Plan (1996 Plan). The 1986 Plan expired in April 1996. The 1996 Plan, which has reserved 18 million shares of Common Stock for issuance thereunder, was approved by the stockholders on April 26, 1996. On April 28, 1999 the stockholders approved increasing the number shares authorized under this plan by 10 million shares. Under the Company's 1996 Plan, the Company may issue common stock directly or grant options to purchase common stock to employees, consultants and directors of the Company. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Under the 1991 Employee Stock Purchase Plan, qualified employees are entitled to purchase shares of the Company's common stock at 85 percent of the fair market value at certain specified dates. Of the 16 million shares authorized to be issued under this plan, 3,798 shares were available for issuance at December 31, 1999.

Activity under the Company's 1986 Plan and 1996 Plan is set forth below:

                                  ------------------------------------------------------------------------------------
                                                                   Outstanding Options
                                  ------------------------------------------------------------------------------------
                                                                                                        Weighted Average
                                                                      Exercise          Aggregate          Exercise
                                  Available        Number of          Price Per         Exercise             Price
                                  For Grant         Options             Share             Price            Per Share
----------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996           6,632            9,987         0.38 - 18.44       $  65,598           $ 6.77
Options granted                      (2,770)           2,770        10.10 - 21.38          36,204            13.07
Options canceled                        368             (368)        0.38 - 16.82          (4,790)           13.02
Options exercised                        --           (1,466)        2.13 - 21.38          (6,522)            4.45
                                  ------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1997           4,230           10,923         0.38 - 21.38          90,490             8.57
Options granted                     (12,528)          12,528         3.69 -  9.53          71,562             5.71
Options canceled                     11,302          (11,302)        3.99 - 21.38        (110,311)            9.76
Options expired                      (1,442)              --                   --              --               --
Options exercised                        --           (1,056)        1.07 -  8.63          (2,624)            2.49
                                  ------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1998           1,562           11,093         0.38 - 18.44          49,117             4.49
Options authorized                   10,000               --                   --              --               --
Options granted                      (2,026)           2,026         7.34 - 24.94          28,212            12.93
Options canceled                        333             (333)        3.69 - 18.09          (2,132)            6.40
Options expired                         (21)              --                   --              --               --
Options exercised                        --           (1,345)        0.38 - 18.44          (6,151)            4.56
                                  ------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1999           9,848           11,441         0.38 - 24.94       $  68,416           $ 5.98
                                  ====================================================================================

The weighted average fair value of options granted during 1999, 1998 and 1997 were $12.93, $5.71 and $13.07 per share. The number of shares exercisable under the Company's stock option plans at December 31, 1999, 1998 and 1997 were 6,827, 2,812 and 5,468.

The Company's Board of Directors approved option repricing programs effective January 14, 1998 and October 9, 1998. Under the repricing program, then current U.S. employees (other than certain insiders) holding outstanding options with exercise prices above $8.50 and $3.97 per share, could elect to amend such options to change the exercise price to $8.50 and $3.97 per share, the fair market value on the effective dates. Accordingly, outstanding options held by employees electing to participate in the program were amended to change the exercise price to $8.50 and $3.97 per share. All other terms of such options remained unchanged, except that the repriced options are not exercisable for a period of one year after the effective date of the repricing. If an employee voluntarily terminates his or her employment prior to the end of the one-year non-exercise period, the amended options will be forfeited and the unexercised shares returned to the 1996 Plan.

The following table summarizes the stock options outstanding at December 31, 1999:

                                  Options Outstanding                             Options Exercisable
                 -----------------------------------------------------    ---------------------------------
                                   Weighted Average
   Range of            Number         Remaining       Weighted Average        Number       Weighted Average
Exercise Prices     Outstanding    Contractual Life    Exercise Price       Exercisable     Exercise Price
-----------------------------------------------------------------------------------------------------------
$ 0.38-3.69             1,301            3.3 years       $ 1.95                 1,228          $ 1.85
  3.97-3.97             6,692            6.9               3.97                 4,282            3.97
 4.07-15.66             3,156            7.8              10.52                 1,300            8.26
16.66-24.94              292             9.6              20.88                    17           18.14
                      ------                                                   ------
$0.38-24.94           11,441             6.8               5.98                 6,827            4.44
                      ======                                                   ======

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation. Accordingly, no compensation cost has been recognized for the 1986 Plan and 1996 Plan. If the compensation cost for the 1986 Plan and 1996 Plan had been determined based on the fair value at the grant date for options granted in 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share for 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                                     1999                1998              1997
-------------------------------------------------------------------------------------------------
Net income (loss) - as reported                     $53,379           $(50,038)          $ 1,801
Net income (loss) - pro forma                       $44,852           $(59,447)          $(1,197)
Basic net income (loss) per share- as reported      $  0.27           $  (0.25)          $  0.01
Basic net income (loss) per share - pro forma       $  0.22           $  (0.30)          $ (0.01)
Diluted net income (loss) per share - as reported   $  0.26           $  (0.25)          $  0.01
Diluted net income (loss) per share - pro forma     $  0.22           $  (0.30)          $ (0.01)

The fair value of each option grant for both 1986 Plan and 1996 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                      1999           1998          1997
--------------------------------------------------------------------------
Risk-free interest                    5.4%           5.3%       5.7%-6.9%
Expected life after vesting        0.69 - 1.22   0.37 - 0.75   0.38 - 1.12
  (years)
Expected volatility                    60%           55%       51.0%-55.0%
Expected dividend                      $0            $0            $0

The weighted average expected life was calculated based on the period from the vesting date to the exercise date and the exercise behavior of the employees.


NOTE 10
--------------------------------------------------------------------------------
RETIREMENT PLAN
The Company maintains a 401(k) Tax Deferred Savings Plan for the benefit of qualified employees. The Company matches each eligible employee's contribution with up to a maximum of five hundred dollars. The matching contribution made by the Company was $871, $804 and $713 for 1999, 1998 and 1997.


NOTE 11
--------------------------------------------------------------------------------
OPERATING SEGMENTS
Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports. It also establishes standards for related disclosures about products, geographic areas and major customers.

The Company has four reportable segments, each of which require different design, development and marketing resources to produce and sell semiconductor integrated circuits: ASICs , Logic, Nonvolatile Memories, and Temic. The ASIC segment designs, develops and markets semicustom gate arrays, cell-based integrated circuits, and full custom application-specific integrated circuits as well as smartcards to meet specialized customer requirements for high performance devices in a broad variety of customer-specific applications. The Logic segment designs, develops and markets microcontrollers, erasable programmable logic devices (EPLDs), and field programmable gate arrays (FPGAs) for sale to customers who use them in products for telecommunications, computers, networking, image processing, industrial and military applications, and avionics. The Nonvolatile Memories segment designs, develops and markets erasable programmable read-only memories (EPROMs), electrically erasable programmable read-only memories (EEPROMs), and Flash memories for a marketplace characterized by standardized products and commodity pricing. The Temic segment is a wholly owned European subsidiary producing analog, microcontroller and specialty products to service the automotive, telecommunications, consumer and industrial markets. Although some of its products overlap with one or more of the other segments, the Temic segment is managed as a discrete business with its own design, development, manufacturing and marketing resources.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from operations before interest, nonrecurring gains and losses, foreign exchange gains and losses, and income taxes.

The Company's six inch wafer manufacturing facility in Colorado Springs, Colorado and its eight inch wafer manufacturing facility in Rousset, France are manufacturing cost centers serving the non-Temic segments. These facilities' operating costs are reflected in the segments' cost of revenues on the basis of product standard costs. Because operating segments are defined by the products they design and sell, they do not make sales to each other. Other than Temic, whose assets are separately identifiable, the Company does not report assets, or track expenditures on long-lived assets by operating segment. Three of the Company's reportable segments are groupings of product families each of which requires different design, development, selling and distribution capabilities. The Temic segment is also managed separately as a discrete business unit with its own design, development, manufacturing and marketing resources.

Information about segments:

                                                                   Nonvolatile                      All
                                        ASIC           Logic        Memories        Temic          Other          Total
                                        ----           -----        --------        -----          -----          -----
YEAR ENDED DECEMBER 31, 1997

Net revenue from external
  customers                         $  212,153      $   86,644     $  659,485     $        -     $        -     $  958,282
Depreciation and amortization                -               -              -              -        158,382        158,382
Segment operating income (loss)         (6,826)         18,401        122,874              -              -        134,449
Segment assets                               -               -              -              -      1,822,040      1,822,040
Expenditures for long lived assets           -               -              -              -        312,066        312,066

YEAR ENDED DECEMBER 31, 1998

Net revenue from external
  customers                         $  278,467      $  100,532     $  493,662     $  238,431     $        -     $1,111,092
Depreciation and amortization                -               -              -         14,887        184,681        199,568
Segment operating income                19,749          13,327         43,486          4,905              -         81,467
Segment assets                               -               -              -        133,777      1,828,960      1,962,737
Expenditures for long lived assets           -               -              -         14,802        172,926        187,728

YEAR ENDED DECEMBER 31, 1999

Net revenue from external
  customers                         $  335,061      $  102,682     $  617,128     $  275,290     $        -     $1,330,161
Depreciation and amortization                -               -              -         14,830        192,502        207,332
Segment operating income                71,698          16,115         59,809         26,206              -        173,828
Segment assets                               -               -              -        240,683      1,774,227      2,014,910
Expenditures for long lived assets           -               -              -         25,807        146,013        171,820


Temic was acquired on March 1, 1998. Accordingly, no comparative segment information for 1997 is disclosed and segment operating results for Temic reflect ten months in 1998.

Reconciliations of segment information to financial statements:
---------------------------------------------------------------

                                                 1999               1998               1997
                                             -------------------------------------------------
Net revenues
Total external revenues for reportable
segments                                     $ 1,330,161        $ 1,111,092        $   958,282
Other revenues                                         -                  -                  -
                                             -------------------------------------------------
  Total consolidated revenue                 $ 1,330,161        $ 1,111,092        $   958,282
                                             =================================================
Operating income (loss)
Total income for reportable segments         $   173,828        $    81,467        $   134,449
Unallocated amounts:
    Corporate R&D                                (25,780)           (11,200)            (8,850)
    Nonrecurring charges                               -            (66,300)           (43,000)
    Corporate expenses                            (5,070)           (23,624)           (57,550)
                                             -------------------------------------------------
    Operating Income (loss)                  $   142,978        $   (19,657)       $    25,049
                                             =================================================
Assets
Total assets for reportable segments         $   240,683        $   133,777             $    -
Other unallocated amounts                      1,774,227          1,828,960          1,822,040
                                             -------------------------------------------------
    Consolidated total assets                $ 2,014,910        $ 1,962,737        $ 1,822,040
                                             =================================================

Geographic Information                                  Long-lived
                                  Revenues                Assets
                                  --------                ------
1999
  United States                  $  457,450             $  533,921
  Germany                           142,081                 41,847
  France                             70,991                358,802
  Japan                             100,141                      -
  Rest of Asia                      352,568                      -
  Rest of Europe                    196,387                      -
  Rest of World                      10,543                  3,992
                                 ---------------------------------
   Total                         $1,330,161             $  938,562
                                 =================================

1998
  United States                  $  387,783             $  572,520
  Germany                           111,248                 65,890
  France                             51,972                323,733
  Japan                              89,344                      -
  Rest of Asia                      270,646                      -
  Rest of Europe                    145,749                      -
  Rest of World                      54,350                  1,983
                                 ---------------------------------
   Total                         $1,111,092             $  964,126
                                 =================================

1997
  United States                  $  381,433             $  690,875
  Germany                            30,949                      -
  Japan                             110,971                      -
  France                             28,121                294,410
  Rest of Asia                      270,660                      -
  Rest of Europe                     94,664                      -
  Rest of World                      41,484                    664
                                 ---------------------------------
   Total                         $  958,282             $  985,949
                                 =================================

Revenues are attributed to countries based on delivery locations.

One customer accounted for $160,472, $156,036 and $120,744 of revenues in 1999, 1998 and 1997.

NOTE 12
--------------------------------------------------------------------------------
STOCKHOLDER RIGHTS PLAN
In September 1998, the Board of Directors approved a stockholder rights plan, and in October, 1999 the Board of Directors approved an amended and restated rights plan, under which stockholders of record on September 16, 1998 received rights to purchase ("Rights") one-thousandth of a share of the Company's Series A preferred stock for each outstanding share of the Company's common stock. The Rights are now exercisable at an exercise price of $200, subject to adjustment. The Rights will separate from the common stock and Rights certificates will be issued and the Rights will become exercisable upon the earlier of: (i) fifteen
(15) days (or such later date as may be determined by a majority of the Board of Directors) following a public announcement that a person or group of affiliated associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the Company's outstanding common stock, or
(ii) fifteen (15) business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20 percent or more of the outstanding common stock of the Company. The Rights expire on the earlier of (i) October 15, 2009, (ii) redemption or exchange of the Rights, or (iii) consummation of a merger, consolidation or assets sale resulting in expiration of the Rights.

NOTE 13
--------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, warrants and convertible securities for all periods.

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows:

Years Ended December 31,                                      1999            1998             1997
---------------------------------------------------------------------------------------------------
Basic and diluted net income (loss) (numerator)          $  53,379       $ (50,038)       $   1,801
                                                         ------------------------------------------

Shares used in basic net income (loss) per-share
  calculations (denominator)
  Weighted average shares of common stock
    outstanding                                            200,783         198,716          198,876
                                                         ==========================================
Dilutive effect of stock options                             6,539              --            4,326
                                                         ------------------------------------------
Shares used in diluted net income (loss) per-share
  calculations (denominator)                               207,322         198,716          203,202
                                                         ------------------------------------------
Basic net income (loss) per share                        $    0.27       $   (0.25)       $    0.01
                                                         ------------------------------------------
Diluted net income (loss) per share                      $    0.26       $   (0.25)       $    0.01
                                                         ------------------------------------------

The number of common stock equivalents from exercise of stock options and convertible debt not included in the calculation of diluted net income (loss) per share because they were anti-dilutive were 11,975, 12,226 and 8,450 in 1999, 1998 and 1997.


NOTE 14
--------------------------------------------------------------------------------
PUT WARRANTS
In January 1996, the Board of Directors of the Company approved a stock repurchase program that allows the Company to repurchase up to 10,000 shares of its common stock. The Board of Directors approved the repurchase of an additional 10,000 shares in January 1998. The primary purpose of this stock repurchase program is to increase stockholder value. In connection with this program, the Company has entered into certain warrant transactions which provide the Company with the flexibility to implement its repurchase plan, under which the Company could repurchase its stock when favorable market conditions existed and without immediately impacting the Company's cash resources.

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

The following table summarizes the Company's transactions related to its put and call warrants (in thousands, except Weighted Average Exercise Prices):


                                                 Weighted                      Shares
                                  Cumulative      Average       Shares         Covered
                                  net premium    Exercise     Covered by       by Call        Potential
                                   received        Price     Put warrants      Warrants       obligation
                                  ----------------------------------------------------------------------
DECEMBER 31, 1996                    8,133                       2,000            1,000          28,250
Sales of put warrants                5,238        11.51          4,000                           46,050
Purchases of call warrants          (5,238)       13.03              0            2,000               0
Settlement of put warrants            (950)       14.13         (2,000)                         (28,250)
Settlement of call warrants          5,375        16.16                          (1,000)
                                  ----------------------------------------------------------------------
DECEMBER 31, 1997                   12,558                       4,000            2,000          46,050
Sales of put warrants               20,250         9.42          7,400                           69,730
Purchases of call warrants          (4,600)       10.73                           3,700
Settlement of put warrants         (18,980)        9.71         (4,400)                         (42,730)
Settlement of call warrants            780         7.41                          (2,000)
Expiration of put warrants               0        10.13         (1,600)                         (16,200)
Expiration of call warrants              0        13.03                          (1,000)
                                  ----------------------------------------------------------------------
DECEMBER 31, 1998                 $ 10,008                       5,400            2,700        $ 56,850
Settlement of put warrants          (9,024)       10.53         (5,400)                         (56,850)
Settlement of call warrants          1,405        11.96                          (2,700)
                                  ----------------------------------------------------------------------
DECEMBER 31, 1999                 $  2,389                           --              --        $     --
                                  ======================================================================


The put warrants entitle the aforementioned independent third party to sell shares of the Company's common stock to the Company at specified strike prices and exercise dates, while the call warrants entitle the Company to buy from the same third party shares of the Company's common stock at specified strike prices and exercise dates.

All put and call warrants have been closed out as of May 14, 1999, and accordingly, no repurchase obligations exist as of December 31, 1999. The put warrants have been classified separately on the balance sheet to reflect the maximum potential obligation of the Company as of December 31, 1998. There was no impact on basic and diluted net income (loss) per share in 1999, 1998 or 1997 resulting from these transactions.


NOTE 15
--------------------------------------------------------------------------------
SUBSEQUENT EVENTS

On January 6, 2000 the Company completed the purchase of the Hitachi Semiconductor (America) Inc.'s state-of-the-art 8 inch wafer fabrication facility located in Irving, Texas. The facility is approximately 650,000 square feet and the Company intends to install 0.18-micron manufacturing equipment during 2000.

On February 3, 2000 the Company sold 18,000,000 shares of common stock at a price of $35.50 per share. The Company intends to use the net proceeds to fund capital expenditures and for working capital and general corporate purposes.

REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors and
Stockholders of Atmel Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Atmel Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP
San Jose, California



January 20, 2000, except for Note 15 which is as of February 3, 2000

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors
of Atmel Corporation

Our audits of the consolidated financial statements of Atmel Corporation and subsidiaries referred to in our report dated January 20, 2000, except for Note 15 which is as of February 3, 2000, also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

San Jose, California

January 20, 2000

                                   SCHEDULE II

                                ATMEL CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
          FOR THE FISCAL YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)



                             BALANCE AT                                                                          BALANCE
                             BEGINNING     CHARGED          CREDITED                                            AT END OF
DESCRIPTION                  OF PERIOD    TO EXPENSES       EXPENSES        DEDUCTIONS           OTHER           PERIOD
-----------                  ---------    -----------       --------        ----------           -----           ------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS RECEIVABLE:
Fiscal year ended 1997       $ 28,273       $ 52,405             --        $(56,055)(1)             --          $ 24,623
Fiscal year ended 1998       $ 24,623       $ 17,642       $ (1,498)       $(15,157)(1)       $  9,000(2)       $ 34,610
Fiscal year ended 1999       $ 34,610       $  5,150             --        $(18,990)(1)             --          $ 20,770


                             BALANCE AT                                                                   BALANCE
                             BEGINNING     CHARGED          CREDITED                                     AT END OF
DESCRIPTION                  OF PERIOD    TO REVENUES       REVENUES        DEDUCTIONS        OTHER       PERIOD
-----------                  ---------    -----------       --------        ----------        -----       ------
SALES RETURN AND
ALLOWANCES:
Fiscal year ended 1997       $ 10,551       $  8,509       $(14,541)         $  (95)            --       $  4,424
Fiscal year ended 1998       $  4,424       $ 13,967       $ (4,301)         $   --             --       $ 14,090
Fiscal year ended 1999       $ 14,090       $  4,000       $ (7,715)         $   --             --       $ 10,375


(1)     Represents the write-off of specific accounts receivable balances.

(2) Represents the allowance for doubtful accounts receivable in connection with the acquisition of Temic (see Note 2 of Notes to Consolidated Financial Statements).

INDEX TO EXHIBITS

Exhibit
Number                     Description
-------                    -----------
3.1 (6)    Certificate of Incorporation of Registrant, as amended to date.

3.2 (6)    Bylaws of Registrant.

3.3 (6) Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock (included in Exhibit 4.1).

4.1 (6)    Amended and restated Preferred Shares Rights Agreement dated as of
           October 18, 1999, between Atmel Corporation and BankBoston, N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights.

10.1 (1)+  1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements thereunder.

10.2 (1)+  1991 Employee Stock Purchase Plan, as amended.

10.3 (3)   Credit Agreement dated April 20, 1995, between Wells
           Fargo Bank and Registrant.

10.4 Form of Indemnification Agreement between Registrant and its officers and directors.

10.5 (2)   Consulting Agreement by and between Norman Hall and Registrant dated
           March 1, 1990.

10.6 (4)   1996 Stock Plan, as amended and forms of agreements thereunder.

10.7 (5)   Indenture, dated as of May 17, 1997, by and among Atmel S.A., Atmel
           Corporation and State Street Bank and Trust Company of California,
           N.A., as trustee thereunder.

10.8 (5) Registration Rights Agreement, dated as of May 15, 1997, by and among Atmel Corporation and Deutsche Morgan Grenfell Inc., Alex.
           Brown & Sons, Incorporated, BNP plc, Credit Lyonnais Securities,
           Smith Barney Inc. and Societe Generale Securities Corp.

10.9 (7) Indenture, dated as of April 21, 1998, by and between the Company and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture).

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

(4) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-8 (File No. 333-15823) filed on November 8, 1996.

(5) Incorporated by reference to exhibits to the Company's Report on Form 8-K (File No. 000-19032) filed on June 4, 1997.

(6) Incorporated by reference to exhibits to the Company's Registration Statement on Form 8-A/12G/A (No.000-19032) filed on December 6, 1999.

(7) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-3, as amended (File No. 333-59261), filed on July 16, 1998.


+       The item listed is a compensatory plan.