Form 10-Q
period 2000-03-31
ATMEL CORP
filed 2000-05-11
CIK 872448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000


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



ON MAY 5, 2000, REGISTRANT HAD OUTSTANDING 221,804,579 SHARES OF COMMON STOCK.

                                ATMEL CORPORATION

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000


                                      INDEX



                                                                                        PAGE
                                                                                        ----
PART I:  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets at March 31, 2000
                   and December 31, 1999                                                   1

                   Condensed Consolidated Statements of Operations for the
                   three months ended March 31, 2000 and March 31, 1999                    2

                   Condensed Consolidated Statements of Cash Flows for the
                   three months ended March 31, 2000 and March 31, 1999                    3

                   Condensed Consolidated Statements of Comprehensive Income
                   for the three months ended March 31, 2000 and March 31,                 4
                   1999

                   Notes to Condensed Consolidated Financial Statements                    5

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                     8

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk             14

PART II: OTHER INFORMATION

         Item 1.   Legal Proceedings                                                      15

         Item 2.   Changes in Securities and Use of Proceeds                              15

         Item 6.   Exhibits and Reports on Form 8-K                                       15

SIGNATURES                                                                                16

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ATMEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         MARCH 31, 2000    December 31, 1999
                                                         --------------    -----------------
                                                          (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                             $   802,684        $   251,272
     Short term investments                                    159,036            161,190
     Accounts receivable                                       305,232            281,843
     Inventories                                               270,048            274,065
     Other current assets                                       75,489             70,938
                                                           -----------        -----------
          TOTAL CURRENT ASSETS                               1,612,489          1,039,308

     Fixed assets, net                                       1,039,864            938,562
     Other assets                                               36,757             37,040
                                                           -----------        -----------
          TOTAL ASSETS                                     $ 2,689,110        $ 2,014,910
                                                           ===========        ===========

CURRENT LIABILITIES
     Current portion of long-term debt                     $   144,975        $   147,166
     Trade accounts payable                                    281,744            278,562
     Accrued liabilities and other                             116,156             94,584
     Deferred income on shipments to distributors               30,030             31,500
                                                           -----------        -----------
          TOTAL CURRENT LIABILITIES                            572,905            551,812

     Convertible notes                                         278,019            275,899
     Long-term debt less current portion                       382,856            378,134
     Deferred income taxes                                       7,586              7,586
                                                           -----------        -----------
          TOTAL LIABILITIES                                  1,241,366          1,213,431
                                                           -----------        -----------

STOCKHOLDERS' EQUITY
     Common stock                                            1,018,095            397,167
     Accumulated other comprehensive loss                      (67,675)           (51,160)
     Retained earnings                                         497,324            455,472
                                                           -----------        -----------
          Total stockholders' equity                         1,447,744            801,479
                                                           -----------        -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 2,689,110        $ 2,014,910
                                                           ===========        ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per-share data)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                        2000             1999
                                                                      ---------        ---------
NET REVENUES                                                          $ 429,186        $ 290,037

EXPENSES
     Cost of revenues                                                   252,722          186,165
     Research and development                                            61,913           47,229
     Selling, general and administrative                                 45,110           35,920
                                                                      ---------        ---------
          TOTAL OPERATING EXPENSES                                      359,745          269,314
                                                                      ---------        ---------

OPERATING INCOME                                                         69,441           20,723
Interest and other income (expenses), net                                (4,048)           5,367
                                                                      ---------        ---------

INCOME BEFORE TAXES                                                      65,393           26,090
Income tax provision                                                    (23,541)          (9,392)
                                                                      ---------        ---------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     41,852           16,698
Cumulative effect of accounting change, net of tax effect                    --          (29,068)
                                                                      ---------        ---------
NET INCOME (LOSS)                                                     $  41,852        $ (12,370)
                                                                      =========        =========

BASIC NET INCOME (LOSS) PER SHARE:
     INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE             $    0.20        $    0.09
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX EFFECT               --            (0.15)
                                                                      ---------        ---------
NET INCOME (LOSS)                                                     $    0.20        $   (0.06)
                                                                      =========        =========

DILUTED NET INCOME (LOSS) PER SHARE:
     INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE             $    0.19        $    0.09
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX EFFECT               --            (0.15)
                                                                      ---------        ---------
NET INCOME (LOSS)                                                     $    0.19        $   (0.06)
                                                                      =========        =========

SHARES USED IN BASIC NET INCOME (LOSS) PER SHARE CALCULATIONS           213,485          199,976
                                                                      =========        =========

SHARES USED IN DILUTED NET INCOME (LOSS) PER SHARE CALCULATIONS         239,328          199,976
                                                                      =========        =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           Three Months Ended
                                                                               March 31,
                                                                         2000             1999
                                                                       ---------        ---------
CASH FROM OPERATING ACTIVITIES
     Net income (loss)                                                 $  41,852        $ (12,370)
     Items not requiring the use of cash
          Depreciation and amortization                                   51,547           47,200
          Cumulative effect of accounting change, net of taxes                --           29,068
          Loss (gain) on sale of fixed assets                              1,963          (12,474)
          Other                                                            7,074           (2,230)
     Changes in operating assets and liabilities
          Accounts receivable                                            (24,700)          (5,434)
          Inventories                                                      4,017             (379)
          Prepaid taxes and other assets                                  (5,773)          26,092
          Trade accounts payable and other accrued liabilities            18,443          (24,844)
          Income taxes payable                                                --           (6,516)
          Deferred income on shipments to distributors                    (1,470)          (4,042)
                                                                       ---------        ---------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                  92,953           34,071
                                                                       ---------        ---------

CASH FROM INVESTING ACTIVITIES
     Acquisition of fixed assets                                        (168,992)         (15,570)
     Sales of fixed assets                                                 1,280           18,794
     Acquisition of other assets                                              --             (579)
     Purchase of investments                                             (11,106)         (31,215)
     Sale or maturity of investments                                      13,945           38,938
                                                                       ---------        ---------
             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (164,873)          10,368
                                                                       ---------        ---------

CASH FROM FINANCING ACTIVITIES
     Proceeds from capital leases and notes                               33,719            4,817
     Principal payments on capital leases and notes                      (22,756)         (24,003)
     Payment for settlement of warrants                                       --           (2,467)
     Issuance of common stock                                            620,928            3,622
                                                                       ---------        ---------
           NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES           631,891          (18,031)
                                                                       ---------        ---------

Effect of foreign currency on cash and cash equivalents                   (7,438)          (6,498)
                                                                       ---------        ---------

Net increase in cash and cash equivalents                                551,412           19,910
Cash and cash equivalents at beginning of period                         251,272          161,721
                                                                       ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 802,684        $ 181,631
                                                                       =========        =========
INTEREST PAID                                                          $   7,856        $   8,937
INCOME TAXES PAID                                                      $      41        $   4,560
FIXED ASSET PURCHASES IN ACCOUNTS PAYABLE                              $  89,381        $   2,683


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                    Unaudited


                                                             Three Months Ended
                                                                  March 31,
                                                            2000            1999
                                                          --------        --------
     Net income (loss)                                    $ 41,852        $(12,370)

     Other comprehensive income (loss), net of tax:
          Foreign currency translation adjustments         (16,079)        (13,844)
          Unrealized gains (losses) on securities             (436)            867
                                                          --------        --------
     Other comprehensive income (loss)                     (16,515)        (12,977)
                                                          --------        --------

     Comprehensive income (loss)                          $ 25,337        $(25,347)
                                                          ========        ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                      (In thousands, except per share data)
                                   (Unaudited)


1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

These unaudited interim financial statements reflect our financial position and that of our subsidiaries as of March 31, 2000. The statements also show our results of operations, comprehensive income (loss) and cash flows for the three month periods ended March 31, 2000 and 1999. These interim statements include all normal recurring adjustments which we believe are necessary to fairly present our financial position. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements included in our Annual Report to Shareholders filed on Form 10-K for the year ended December 31, 1999. The year end condensed balance sheet data was derived from our audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The income statements for the periods presented are not necessarily indicative of results that we expect for any future period, nor for the entire year. Prior year amounts have been reclassified to conform with current presentation.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out for raw materials and purchased parts and average cost for work in progress) or market, and are comprised of the following:

                                              March 31, 2000  December 31, 1999
                                              --------------  -----------------
Raw materials and purchased parts                $ 23,744         $ 19,527
Finished goods                                     66,764           61,840
Work in progress                                  179,540          192,698
                                                 --------         --------
Total                                            $270,048         $274,065
                                                 ========         ========

3. SHORT TERM INVESTMENTS

Short term investments are stated at cost plus any applicable unamortized premium or discount.

4. NET INCOME (LOSS) PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided in the following table. All shares have been restated to reflect the 2-for-1 stock split effected in December 1999.

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                         2000              1999
                                                                                       ---------         ---------
Basic net income (loss) (numerator)                                                    $  41,852         ($ 12,370)

Interest saved on convertible bonds, net of taxes                                          2,478                 0

Diluted net income (loss) (numerator)                                                  $  44,330         ($ 12,370)
                                                                                       =========         =========

Shares used in basic net income (loss) per share calculations (denominator):
  Weighted average shares of common stock outstanding (basic)                            213,485           199,976

Dilutive effect of stock options                                                           7,872                 0
Dilutive effect of convertible bonds                                                      17,971                 0

Shares used in diluted net income (loss) per share calculations (denominator):
  Weighted average shares of common stock outstanding (diluted)                          239,328           199,976
                                                                                       =========         =========

Basic net income (loss) per share                                                      $    0.20         ($   0.06)
                                                                                       =========         =========

Diluted net income (loss) per share                                                    $    0.19         ($   0.06)
                                                                                       =========         =========


For the three months ended March 31, 1999 we excluded 16,522 of potential common shares from the calculation of diluted earnings per share because their effect was antidilutive.

5. OPERATING SEGMENTS

We have four reportable segments, each of which requires different design, development and marketing resources to produce and sell semiconductor integrated circuits: Application Specific Integrated Circuits (ASIC), Logic, Nonvolatile Memories (NVM) and Temic.

Information about segments:

                                                                             Nonvolatile
                                               ASIC             Logic          Memories          Temic            Total
                                             --------         --------         --------         --------         --------
THREE MONTHS ENDED MARCH 31, 2000
Net revenues from external customers         $101,516         $ 30,044         $227,684         $ 69,942         $429,186
Segment operating income                       21,137            4,619           49,618            8,664           84,038

THREE MONTHS ENDED MARCH 31, 1999
Net revenues from external customers         $ 79,624         $ 20,260         $124,083         $ 66,070         $290,037
Segment operating income                       17,978            3,186           12,216              940           34,320


Reconciliations of segment information to financial statements:

                                                  Three Months Ended March 31,
                                                      2000         1999
                                                    --------       --------
Operating income
Total income for reportable segments                $ 84,038       $ 34,320
Unallocated amounts:
    Corporate R&D                                    (13,000)       (13,475)
    Corporate expenses                                (1,597)          (122)
                                                    --------       --------
Consolidated operating income before
    interest, taxes, and cumulative effect of
    accounting change                               $ 69,441       $ 20,723
                                                    ========       ========

6. RECENT ACQUISITIONS

On January 6, 2000 the Company completed the purchase of an 8 inch wafer fabrication facility located in Irving, Texas. The facility is approximately 650,000 square feet and the Company intends to install 0.18-micron manufacturing equipment during 2000.

7. RECENT DEVELOPMENTS

Public Offering. On February 3, 2000 Atmel sold 18,000,000 shares of common stock at a price of $35.50 per share. We intend to use the net proceeds of $611,820 to fund capital expenditures and for working capital and general corporate purposes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor for Forward-Looking Statements under the Securities Litigation Reform Act of 1995: Investors are cautioned that certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections about the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to factors such as the effect of changing economic conditions; material changes in currency exchange rates, political instability -- including war -- in countries where the Company manufactures and/or sells its products; disruptions in production or business systems due to year 2000 issues; conditions in the overall semiconductor market (including the historic cyclicality of the industry); continued financial turmoil in the worldwide market; risks associated with product demand and market acceptance risks; the impact of competitive products and pricing; delays in new product development; manufacturing capacity utilization; product mix and technological risks and other risk factors identified in the Company's filings with the Securities and Exchange Commission, including the Company's Report on Form 10-K. The Company undertakes no obligation to update any forward looking statements in this Form 10-Q.

RESULTS OF OPERATIONS

The following table shows certain operating data as a percentage of net revenues:

                                                  Three Months Ended
                                                      March 31,
                                                 2000          1999
                                                ------        ------
NET REVENUES                                    100.00%       100.00%

EXPENSES
     Cost of revenues                             58.9          64.2
     Research and development                     14.4          16.3
     Selling, general and administrative          10.5          12.4
                                                ------        ------
TOTAL EXPENSES                                    83.8          92.9

OPERATING INCOME                                  16.2           7.1
Interest and other income (expenses), net         -1.0           1.9
                                                ------        ------
INCOME BEFORE TAXES                               15.2           9.0
Income tax provision                              -5.5          -3.2
                                                ------        ------
INCOME BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                              9.7           5.8
Cumulative effect of accounting change              --         -10.0
                                                ------        ------
Net income (loss)                                9.7 %        -4.3 %
                                                ======        ======

NET REVENUES

Atmel's net revenues by segment for the three months ended March 31, 2000 and 1999 are summarized in the following table:

                           Three Months Ended
(in thousands)                  March 31,
Segment                    2000         1999           Increase
------------------       --------       --------       --------
ASIC                     $101,516       $ 79,624       $ 21,892
Logic                      30,044         20,260          9,784
Nonvolatile Memory        227,684        124,083        103,601
Temic                      69,942         66,070          3,872
                         --------       --------       --------
Total                    $429,186       $290,037       $139,149
                         ========       ========       ========

Atmel's revenues increased 48% to $429 million in the quarter ended March 31, 2000 from $290 million in the corresponding quarter of 1999. Revenue for every segment increased in the first quarter compared to one year ago, but the largest increase was in the nonvolatile memory (NVM) segment which has benefited from continuing growth in wireless communications markets.

ASIC segment revenues grew by $22 million in the first quarter of 2000 over the same period in 1999 due to growth in unit volumes and higher selling prices. Sales of ASICs designed for use in wireless communications were a significant factor in the revenue increase.

Logic segment revenues increased nearly $10 million in the first quarter of 2000 compared to the same quarter of 1999 because unit shipments increased significantly and average selling prices remained stable.

Nonvolatile Memory revenues increased $104 million in the first quarter of 2000 compared to the same period in 1999. The current quarter experienced significantly higher unit shipments and stronger selling prices than a year ago. Nonvolatile Memory revenues have been strong in part because of demand for parts used in wireless telecommunications.

The Company's net revenues by geographic area for the three-month periods ended March 31, 2000 and 1999 are summarized as follows (in millions):

                    Three Months Ended
                         March 31
Region               2000         1999
------              ------       ------
North America       $136.4       $ 97.7
Europe               144.3         90.1
Asia                 113.9         71.4
Japan                 34.6         24.6
                    ------       ------
                    $429.2       $283.8
                    ======       ======

North American sales increased in the first quarter of 2000 compared to 1999 due to more unit shipments at stronger prices. Sales outside North America as a percent of total sales increased almost 3% in the first quarter of 2000 to 68%. Sales to Europe increased 2% or $54 million in the first quarter of 2000 compared to the same period in 1999 due to significant growth in unit shipments to the wireless communications industry. Sales to Asia increased less than 2%, or $43 million, to $114 million in the first quarter of 2000, compared to sales of $71 million in the first quarter of 1999 due to significant unit shipment growth.

In the first quarter of 2000, approximately 21% of sales were denominated in foreign currencies compared to 25% in the first quarter of 1999. Exchange rate changes from the corresponding quarter in 1999 did not have a material effect on revenues.

COST OF REVENUES
Our cost of revenues as a percentage of net revenues decreased to 59% in the first quarter of 2000, compared with 64% in the first quarter of 1999. The decrease in cost of revenues as a percentage of net revenues was the result of manufacturing efficiencies we gained from greater utilization of our wafer fabrication facilities and a higher unit base over which we spread the fixed costs of operating our fabrication facilities.

In 2000 we expect capital expenditures to be about $1 billion, up from $180 million in 1999. These expenditures will be focused on developing leading edge manufacturing capacity. We expect to make equipment purchases to add 0.18-micron capacity, and also to incur development expenses for next generation process technologies.

Production delays, difficulties in achieving acceptable yields at our manufacturing facilities or industry wide overcapacity could materially and adversely affect our gross margin and future operating results.

RESEARCH AND DEVELOPMENT
As a percentage of net revenue, research and development cost decreased to 14% from 16% in the first quarter 1999. In dollar amounts spent, research and development expenses increased 31% in the first quarter of 2000, compared with the corresponding quarter in 1999. The increase has been primarily due to our continued investment in the shrinking of the die size of our integrated circuits from 0.5-micron line widths to 0.35-micron, 0.25-micron, and 0.18-micron line widths; enhancement of mature products; development of new products; advanced CMOS, BiCMOS, and silicon germanium process technologies; manufacturing improvements; and the costs associated with increasing production capacity in Colorado Springs and Rousset. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve, and we are committed to high levels of expenditures for research and development.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased by 26% to $45 million in the first quarter of 2000 from $36 million in the first quarter of 1999 due to higher selling expenses associated with increased sales. As a percentage of net revenues, selling, general and administrative expenses were 11% for the first quarter of 2000, compared with 12% for the first quarter of 1999.

INTEREST AND OTHER INCOME (EXPENSES), NET
We reported ($4) million of net interest and other expenses for the first quarter of 2000, compared to $5 million of net interest and other income for the corresponding period of 1999. In the first quarter of 1999 we recorded a $15 million pre-tax gain related to the sale of certain assets in other income. We have no significant other income in the current quarter.

INCOME TAX PROVISION
Atmel's effective tax rate was 36% for the three months ended March 31, 2000 and March 31, 1999. For the remainder of 2000 we expect the effective tax rate to continue at 36%.

NET INCOME
Net income of $42 million for the first quarter of 2000 marked a $54 million increase from the loss of $12 million for the first quarter of 1999. The increase corresponds directly to the increase in net revenues and improved manufacturing efficiencies we discussed above.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2000, we had $803 million in cash and cash equivalents, an increase of $552 million from December 31, 1999. The large increase is almost entirely due to receipt of proceeds from a secondary stock offering completed on February 3, 2000. Also as a result of the stock offering, our working capital more than doubled to just over $1 billion, compared to about $487 million at December 31, 1999. Accounts receivable increased 8% to $305 million at March 31, 2000 from $282 million at December 31, 1999. The average days of accounts receivable outstanding were 65 days and 67 days for the first quarter of 2000 and the fourth quarter of 1999. We monitor collection risks and provide an adequate allowance for doubtful accounts related to these risks. While there can be no guarantee of collecting these receivables, we believe that substantially all net receivables will be collected, given our customer's current credit ratings, and we expect that average days outstanding will decrease while business conditions remain strong. For the three months ended March 31, 1999, there were no material write-offs of accounts receivables. Inventories decreased $4 million to $270 million at March 31, 2000 from $274 million at December 31, 1999, the net effect of increasing work in process at our Rousset wafer fabrication facility while decreasing stockpiles of processed wafers in order to meet customer demands.

We believe that our existing sources of liquidity, together with cash flows from operations, lease financing on equipment and other short- and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements through 2000. We may, however, seek additional equity or debt financing to fund the expansion of our wafer fabrication capacity or other projects; the timing and amount of such capital requirements cannot be precisely determined at this time. There can be no assurance that such financing would be available in acceptable amounts or terms.

CASH FLOW
From Operating Activities: During the three months ended March 31, 2000, net cash provided by operations increased $59 million to $93 million, compared to $34 million in the same period of 1999. The largest increase, $43 million, was in "Trade accounts payable and other accrued liabilities."

From Investing Activities: Net cash used in investing activities was $166 million for the three months ended March 31, 2000 compared to net cash provided by investing activities of $10 million in the first quarter of 1999. The single largest investment was for the purchase of an 8 inch wafer manufacturing facility in Irving, Texas. We will fund the remaining capital expenditure budget in 2000 for approximately $800 million (to be used for equipment purchases and development expense) using a combination of existing cash, sale of short-term investments, and equipment lease financing.

From Financing Activities: In the first quarter of 2000, net cash provided by financing activities was $632 million compared to net cash used in financing activities of $18 million in the first quarter of 1999, a change of $650 million. The majority of the new cash, $612 million, is from the proceeds of the stock offering completed in February 2000.

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

YEAR 2000 RISKS
We have executed a plan to make our computer systems, applications, computer and manufacturing equipment, and facilities year 2000 ready. To date, none of these systems has experienced material difficulties from the transition to year 2000.

FOREIGN CURRENCY RISK
When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenue, this risk will negatively affect our operating results.

We partially counterbalance this risk in Europe by our significant operations there whose costs are denominated in European currencies. Negative impacts on revenue are offset by positive impacts on costs. In Japan, our yen denominated sales are also subject to the exchange rate risk, but we do not have significant operations there with which to counterbalance our exposure. Sales denominated in yen were 7% of our revenue in the first quarter of 2000.

Sales denominated in foreign currencies were 21% in the first quarter of 2000, compared to 25% in the comparable quarter of 1999.

We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Because we have European assets and liabilities in local currencies, we do not hedge accounts receivables denominated in European currencies. However, our accounts receivables in yen are hedged using a loan denominated in yen of approximately equal amount

LITIGATION RISKS
We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products or processes. In the past, we have received specific allegations from major companies alleging that certain of our products infringe patents owned by such companies. If any litigation were to occur as a result of such allegations in the future, and we do not prevail in any such litigation, and are unable to obtain a satisfactory license, our results of operations may be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS
We do not use derivative financial instruments in our operations.

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

Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statement of operations through December 31, 2000.

Atmel has short term debt, long term debt and capital leases totaling $806 million at March 31, 2000. Approximately $648 million of these borrowings have fixed interest rates. Approximately $158 million of floating rate debt is based on the Euro and EuroYen interest rates. We do not hedge either of these interest rates and could be negatively affected should either of these rates increase significantly. A hypothetical 40 basis point increase in both of these interest rates would have a $0.6 million adverse impact on income before taxes on Atmel's Consolidated Statements of Operations for 2000. While there can be no assurance that both of these rates will remain at current levels, we believe these rates will not increase significantly (defined as an increase of more than 40 basis points) and cause any harm to our operations and financial position.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Atmel is not a party to any legal proceedings that management believes could have a material adverse effect on our operating results.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
On February 3, 2000 Atmel sold 18,000,000 shares of common stock at a price of $35.50 per share. We intend to use the net proceeds of $611,820 to fund capital expenditures and for working capital and general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibit:

27.1    Financial Data Schedule

(B) Reports on Form 8-K:

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ATMEL CORPORATION
                                  -----------------------------------
                                             (Registrant)



MAY 11, 2000                            /S/  GEORGE PERLEGOS
                                  -----------------------------------
                                           GEORGE PERLEGOS
                                   President, Chief Executive Officer
                                   (Principal Executive Officer)



MAY 11, 2000                              /S/  DONALD COLVIN
                                  -----------------------------------
                                             DONALD COLVIN
                                    Chief Financial Officer and Vice
                                    President, Finance
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


27.1    Financial Data Schedule