Form 10-Q
period 2000-06-30
ATMEL CORP
filed 2000-08-14
CIK 872448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED June 30, 2000


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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


ON AUGUST 1, 2000 REGISTRANT HAD OUTSTANDING 230,504,928 SHARES OF COMMON STOCK.

                                ATMEL CORPORATION

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                                                     PAGE
                                                                                                                     ----
PART I:     FINANCIAL INFORMATION

            Item 1.       Financial Statements

                          Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999                 1

                          Condensed Consolidated Statements of Operations for the three and six months ended
                          June 30, 2000 and June 30, 1999                                                              2

                          Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
                          2000 and June 30, 1999                                                                       3

                          Condensed Consolidated Statements of Comprehensive Income for the three and six
                          months ended June 30, 2000 and June 30, 1999                                                 4

                          Notes to Condensed Consolidated Financial Statements                                         5

            Item 2.       Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                                          9

            Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                  14

PART II:    OTHER INFORMATION

            Item 1.       Legal Proceedings                                                                           15

            Item 2.       Changes in Securities and Use of Proceeds                                                   15

            Item 4.       Submission of Matters to a Vote of Securities Holders                                       15

            Item 5.       Other Information                                                                           16

            Item 6.       Exhibits and Reports on Form 8-K                                                            16

SIGNATURES                                                                                                            17

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ATMEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           JUNE 30, 2000     December 31, 1999
                                                           -------------     -----------------
                                                            (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                              $   841,503         $   251,272
     Short term investments                                     252,938             161,190
     Accounts receivable                                        340,053             281,843
     Inventories                                                286,455             274,065
     Other current assets                                        85,674              70,938
                                                            -----------         -----------
          TOTAL CURRENT ASSETS                                1,806,623           1,039,308

     Fixed assets, net                                        1,175,027             938,562
     Other assets                                                44,443              37,040
                                                            -----------         -----------
          TOTAL ASSETS                                      $ 3,026,093         $ 2,014,910
                                                            ===========         ===========

CURRENT LIABILITIES
     Current portion of long-term debt                      $   133,614         $   147,166
     Trade accounts payable                                     277,078             278,562
     Accrued liabilities and other                              147,454              94,584
     Deferred income on shipments to distributors                32,543              31,500
                                                            -----------         -----------
          TOTAL CURRENT LIABILITIES                             590,689             551,812

     Convertible notes                                          129,330             275,899
     Long-term debt less current portion                        627,151             378,134
     Deferred income taxes                                        7,586               7,586
                                                            -----------         -----------
          TOTAL LIABILITIES                                   1,354,756           1,213,431
                                                            -----------         -----------

STOCKHOLDERS' EQUITY
     Common stock                                             1,178,004             397,167
     Accumulated other comprehensive loss                       (65,316)            (51,160)
     Retained earnings                                          558,649             455,472
                                                            -----------         -----------
          Total stockholders' equity                          1,671,337             801,479
                                                            -----------         -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 3,026,093         $ 2,014,910
                                                            ===========         ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                       Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
                                                                       2000            1999            2000           1999
                                                                    ---------       ---------       ---------       ---------
NET REVENUES                                                        $ 478,758       $ 311,142       $ 907,944       $ 601,179

Expenses
     Cost of sales                                                    270,707         194,210         523,429         380,375
     Research and development                                          62,616          43,124         124,529          90,353
     Selling, general and administrative                               52,433          44,405          97,543          80,325
                                                                    ---------       ---------       ---------       ---------
          TOTAL OPERATING EXPENSES                                    385,756         281,739         745,501         551,053
                                                                    ---------       ---------       ---------       ---------

Operating income                                                       93,002          29,403         162,443          50,126
Interest and other (expenses) income, net                               2,818          (5,335)         (1,230)             32
                                                                    ---------       ---------       ---------       ---------

Income before taxes                                                    95,820          24,068         161,213          50,158
Income tax provision                                                  (34,495)         (8,664)        (58,036)        (18,056)
                                                                    ---------       ---------       ---------       ---------
Income before cumulative effect of
    accounting change                                                  61,325          15,404         103,177          32,102
Cumulative effect of accounting change,
    net of tax effect                                                      --              --              --         (29,068)
                                                                    ---------       ---------       ---------       ---------
NET INCOME                                                          $  61,325       $  15,404       $ 103,177       $   3,034
                                                                    =========       =========       =========       =========

Basic net income per share:
     Income before cumulative effect of accounting change           $    0.27       $    0.08       $    0.47       $    0.16
     Cumulative effect of accounting change, net of tax effect             --              --              --           (0.14)
                                                                    ---------       ---------       ---------       ---------
Net income                                                          $    0.27       $    0.08       $    0.47       $    0.02
                                                                    =========       =========       =========       =========

Diluted net income per share:
     Income before cumulative effect of accounting change           $    0.26       $    0.08       $    0.45       $    0.16
     Cumulative effect of accounting change, net of tax effect             --              --              --           (0.14)
                                                                    ---------       ---------       ---------       ---------
Net income                                                          $    0.26       $    0.08       $    0.45       $    0.02
                                                                    =========       =========       =========       =========

Shares used in basic net income
 per share calculations                                               224,583         200,380         219,792         200,182
                                                                    =========       =========       =========       =========

Shares used in diluted net income
per share calculations                                                241,445         205,850         236,951         205,316
                                                                    =========       =========       =========       =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   Six Months Ended June 30,
                                                                      2000           1999
                                                                   ---------       ---------
CASH FROM OPERATING ACTIVITIES
Net income (loss)                                                  $ 103,177       $   3,034
Items not requiring the use of cash:
      Depreciation and amortization                                  107,800         101,983
      Cumulative effect of accounting change                              --          29,068
      Loss (Gain) on sales of fixed assets                             2,230         (12,383)
      Other                                                            4,125           1,984
Changes in operating assets and liabilities
      Accounts receivable                                            (50,236)        (19,617)
      Inventories                                                     (1,907)         (3,575)
      Prepaid taxes and other assets                                  (7,476)          9,584
      Trade accounts payable and other accrued liabilities            47,814          (8,387)
      Income taxes payable                                            44,325          (7,509)
      Deferred income on shipments to distributors                     1,043          (8,008)
                                                                   ---------       ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                 250,895          86,174
                                                                   ---------       ---------

CASH FROM INVESTING ACTIVITIES
      Acquisition of fixed assets                                   (399,079)        (53,334)
      Sales of fixed assets                                            1,689          17,600
      Acquisitions                                                   (12,869)         (9,400)
      Purchase of investments                                       (110,192)        (62,780)
      Sale or maturity of investments                                 18,670          62,297
                                                                   ---------       ---------
           NET CASH USED IN INVESTING ACTIVITIES                    (501,781)        (45,617)
                                                                   ---------       ---------

CASH FROM FINANCING ACTIVITIES
      Issuance of notes payable                                       25,272              --
      Proceeds from capital leases and notes                         284,634          25,649
      Principal payments capital leases and notes                    (84,034)        (59,231)
      Payment from settlement of warrants                                 --          (7,619)
      Issuance of common stock                                       619,356           4,033
                                                                   ---------       ---------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       845,228         (37,168)
                                                                   ---------       ---------

Effect of foreign currency translation adjustment                     (4,111)         (6,997)
                                                                   ---------       ---------

Net increase (decrease) in cash                                      584,212          (3,608)
Cash and cash equivalents at beginning of period                     251,272         161,721
                                                                   ---------       ---------
Cash and cash equivalents at end of period                         $ 835,484       $ 158,113
                                                                   =========       =========
Interest paid                                                      $  18,058       $  17,187
Income taxes paid                                                  $  16,082       $   9,153
Fixed asset purchases in accounts payable                          $  45,735       $  12,055


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                       Three Months Ended               Six Months Ended
                                                             June 30,                       June 30,
                                                      2000            1999            2000            1999
                                                    ---------       ---------       ---------       ---------
Net income                                          $  61,325       $  15,404       $ 103,177       $   3,034

Other comprehensive (loss) income, net of tax:
      Foreign currency translation adjustments          2,726          (3,441)        (13,353)        (17,286)
      Unrealized (loss) on securities                    (367)         (2,449)           (803)         (1,583)
                                                    ---------       ---------       ---------       ---------
      Other comprehensive (loss) income                 2,359          (5,890)        (14,156)        (18,869)
                                                    ---------       ---------       ---------       ---------
Comprehensive income                                $  63,684       $   9,514       $  89,021       $ (15,835)
                                                    =========       =========       =========       =========





















  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of June 30, 2000, and the results of operations, comprehensive income and cash flows for the three and six month periods ended June 30, 2000 and 1999. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report to Shareholders filed on Form 10-K for the year ended December 31, 1999. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Prior year amounts have been reclassified to conform with current presentation.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out for raw materials and purchased parts; and average cost for work in progress) or market, and are comprised of the following:

(In thousands)                         June 30, 2000    December 31, 1999
                                       -------------    -----------------
Raw materials and purchased parts         $ 27,654         $ 19,527
Finished goods                              74,425           61,840
Work in progress                           184,376          192,698
                                          --------         --------
\Total                                    $286,455         $274,065
                                          ========         ========


3. SHORT TERM INVESTMENTS

Short term investments are stated at cost plus any applicable unamortized premium or discount.

4. NET INCOME PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided in the following table. All shares have been restated to reflect the 2-for-1 stock split effected in December 1999.

                                                                Three Months Ended                  Six Months Ended
                                                                      June 30                           June 30
(In thousands, except per share data)                          2000             1999             2000             1999
                                                             -------------------------         -------------------------
Basic net income (numerator)                                 $ 61,325         $ 15,404         $103,177         $  3,034

Interest saved on convertible bonds, net of taxes               1,118               --            3,596               --

Diluted net income (numerator)                               $ 62,443         $ 15,404         $106,773         $  3,034
                                                             ========         ========         ========         ========

Shares used in basic
    net income per share calculations (denominator):
   Weighted average shares of                                 224,583          200,380          219,792          200,182
         common stock outstanding (basic)
Dilutive effect of stock options                                7,344            5,470            7,641            5,134

Dilutive effect of convertible bonds                            9,518               --            9,518               --

Shares used in diluted
    net income per share calculations (denominator):
   Weighted average shares of common stock
    outstanding (diluted)                                     241,445          205,850          236,951          205,316
                                                             ========         ========         ========         ========
Basic net income per share                                   $   0.27         $   0.08         $   0.47         $   0.02
                                                             ========         ========         ========         ========

Diluted net income per share                                 $   0.26         $   0.08         $   0.45         $   0.02
                                                             ========         ========         ========         ========


5. SEGMENT REPORTING

We have four reportable segments: Application Specific Integrated Circuits
(ASIC), Logic, Nonvolatile Memories (NVM) and Temic. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits.

Information about segments  (in thousands):

                                               ASIC            Logic             NVM             Temic            Total
                                             ----------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2000
Net revenues from external customers         $117,180         $ 35,160         $252,188         $ 74,230         $478,758
Segment operating income                       22,217            9,676           75,616           11,847          119,356

THREE MONTHS ENDED JUNE 30, 1999
Net revenues from external customers         $ 79,373         $ 26,806         $136,852         $ 68,111         $311,142
Segment operating income                        8,398            5,996           14,455            3,158           32,007

                                               ASIC            Logic              NVM            Temic            Total
                                             ----------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2000
Net revenues from external customers         $218,696         $ 65,204         $479,872         $144,172         $907,944
Segment operating income                       43,354           14,295          125,234           20,511          203,394

SIX MONTHS ENDED JUNE 30, 1999
Net revenues from external customers         $158,997         $ 47,066         $260,935         $134,181         $601,179
Segment operating income                       26,376            9,182           26,671            4,098           66,327


Reconciliations of segment information to financial statements (in thousands):

                                                                  Three Months Ended                     Six Months Ended
                                                                        June 30,                              June 30,
                                                                2000               1999               2000               1999
                                                              ---------          ---------          ---------          ---------
Total income for reportable segments                          $ 119,356          $  32,007          $ 203,394          $  66,327
Unallocated amounts:
    Corporate R&D                                               (19,000)               129            (32,000)           (13,346)
    Nonrecurring charges                                         (5,167)                --             (5,167)
    Corporate expenses                                           (2,187)            (2,733)            (3,784)            (2,855)
                                                              ------------------------------------------------------------------
Consolidated operating income before interest, taxes,
    and cumulative effect of accounting change                $  93,002          $  29,403          $ 162,443          $  50,126
                                                              ==================================================================


6. TCS ACQUISITION

On May 25, 2000 we acquired Thomson-CSF Semiconducteurs Specifique (TCS), which had been a wholly owned subsidiary of Thomson-CSF. TCS, which has been renamed Atmel Grenoble, brings leading edge capabilities in security and image sensor technologies.

7. CONVERTIBLE NOTES

On June 2, 2000 we redeemed our 3.25% Convertible Subordinated Guaranteed Step-Up Notes due in 2002. The aggregate principal amount outstanding was $150 million. Note holders had the option to convert their Notes into shares of Atmel Corporation common stock or redeem for cash. $149,998,000 principal amount of notes was converted into shares of common stock constituting a total of 8,450,578 shares. $2,000 principal amount of notes was presented for cash redemption, totaling $2,161.

8. SUBSEQUENT EVENTS

On July 14, 2000 our Board of Directors approved a two-for-one stock spilt, to be effected as a stock dividend. Shareholders of record at the close of business August 11, 2000 will be issued a certificate representing one additional share for each share already held. Certificates will be distributed August 25, 2000.

The following table shows net income per share as it would appear after the proposed stock split:

(In thousands, except per share data)        2000      1999         2000       1999
                                             ----      ----         ----       ----
Net income
   Basic                                   $61,325    $15,404     $103,177    $3,034
   Diluted                                 $62,443    $15,404     $106,773    $3,034

Number of shares after stock split
   Basic                                   449,166    400,760      439,584   400,364
   Diluted                                 482,890    411,700      473,902   410,632

Net income per share after stock split
   Basic                                     $0.14      $0.04        $0.24     $0.01
   Diluted                                   $0.13      $0.04        $0.23     $0.01

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Safe Harbor for Forward-Looking Statements under the Securities Litigation Reform Act of 1995:

Investors are cautioned that certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections about the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to factors such as the effect of changing economic conditions, material changes in currency exchange rates, political instability - including war - in countries where the Company manufactures and/or sells its products, or disruptions in production or conditions in the overall semiconductor market (including the historic cyclicality of the industry), risks associated with product demand and market acceptance risks, the impact of competitive products and pricing, delays in new product development, manufacturing capacity utilization, product mix and technological risks and other risk factors identified in the Company's filings with the Securities and Exchange Commission, including the Company's Report on Form 10-K Report. The Company undertakes no obligation to update any forward looking statements in this Form 10-Q.

The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

                                                     Three Months Ended             Six Months Ended
                                                           June 30,                       June 30,
                                                     2000           1999           2000           1999
                                                    ------         ------         ------         ------
NET REVENUES                                           100 %          100 %          100 %          100 %

Expenses
        Cost of sales                                   57             62             58             63
        Research and Development                        13             14             14             15
        Selling, general and administrative             11             14             11             13
                                                    ------         ------         ------         ------
TOTAL EXPENSES                                          81             91             82             92
                                                    ------         ------         ------         ------

OPERATING INCOME                                        19              9             18              8
Interest and other income (expenses), net                1             -2              0              0
                                                    ------         ------         ------         ------
INCOME BEFORE TAXES                                     20              8             18              8
Income tax provision (benefit)                          -7             -3             -7             -3
INCOME BEFORE CUMULATIVE EFFECT OF
        ACCOUNTING CHANGE                               13              5             11              5
Cumulative effect of accounting change                  --             --             --             -4
                                                    ------         ------         ------         ------
NET INCOME                                              13 %            5 %           11 %            1 %
                                                    ======         ======         ======         ======

NET REVENUES

Revenues for the second quarter of 2000 totaled $478 million, an increase of 54% from the same quarter in 1999, and were the highest in our history. Contributing to our revenue growth were continued product sales strength, a favorable pricing environment, and the continued successful ramp of our manufacturing capacity.

NET REVENUES - BY SEGMENT

The Company's net revenues by segment are summarized as follows (in thousands):

                               Three Months Ended                                  Six Months Ended
                                    June 30,                                           June 30,
Segment                      2000             1999           Increase           2000             1999           Increase
----------------------------------------------------         --------         -------------------------         --------
ASIC                       $117,180         $ 79,373         $ 37,807         $218,696         $158,997         $ 59,699
Logic                        35,160           26,806            8,354           65,204           47,066           18,138
Nonvolatile Memory          252,188          136,852          115,336          479,872          260,935          218,937
Temic                        74,230           68,111            6,119          144,172          134,181            9,991
                           -------------------------         --------         -------------------------         --------
Total                      $478,758         $311,142         $167,616         $907,944         $601,179         $306,765
                           =========================         ========         =========================         ========


ASIC segment revenues grew by $38 million in the second quarter of 2000 over the same period in 1999 due to continued growth in unit volumes. Sales of ASICs designed for use in wireless communications and smartcard circuits were significant factors in the revenue increase.

Logic segment revenues increased $8 million in the second quarter of 2000 compared to the same quarter of 1999 because of higher unit shipments.

Nonvolatile Memory revenues increased $115 million in the second quarter of 2000 compared to the same period in 1999. This segment continues to experience higher unit shipments and stronger selling prices than last year. Nonvolatile Memory revenues continue to be strong in part because of strong demand for parts used in wireless telecommunications.

Temic segment revenues increased $6 million in the second quarter of 2000 compared to the same period in 1999 due to a significant increase in units shipped and stronger prices.

NET REVENUES - BY GEOGRAPHIC AREA

The Company's net revenues by geographic areas are summarized as follows (in thousands):

                          Three Months Ended                                Six Months Ended
                               June 30,                                          June 30,
Region                  2000             1999           Increase           2000            1999            Increase
-----------------------------------------------         --------         -------------------------         --------
North America         $167,247         $ 98,047         $ 69,200         $308,049         $196,833         $111,216
Europe                 145,097          114,399           30,698          275,995          192,381           83,614
Asia                   153,699           96,754           56,945          299,930          199,811          100,119
Other                   12,715            1,942           10,773           23,970           12,154           11,816
                      -------------------------         --------         -------------------------         --------
Total                 $478,758         $311,142         $167,616         $907,944         $601,179         $306,765
                      =========================         ========         =========================         ========


North American sales increased in the second quarter of 2000 compared to 1999 due to more unit shipments at stronger prices. Sales inside North America increased to 35% of total sales compared to 31% of total sales in the same quarter in 1999 while sales to Europe declined to 30% of total sales from 37% of total sales in the prior year's quarter. Faster sales growth in North America drove the change in proportions. Sales to Asia maintained their relative share of total sales.

In the second quarter of 2000, approximately 22% of sales were denominated in foreign currencies compared to 26% in the second quarter of 1999. Exchange rate changes from the corresponding quarter in 1999 did not have a material effect on revenues.

COST OF REVENUES AND GROSS MARGIN

Our cost of revenues as a percentage of net revenues decreased to 58% percent in the first half of 2000, from 63% percent in the corresponding period of 1999. The decrease in cost of revenues as a percentage of net revenues is the result of manufacturing efficiencies we continue to gain from greater utilization of our wafer fabrication facilities and a higher unit base over which we spread the fixed costs of operating our fabrication facilities.

In 2000 we continue to expect capital expenditures to be about $1 billion, up from $180 million in 1999. These expenditures will be focused on developing leading edge manufacturing capacity. We expect to make equipment purchases to add 0.18 micron capacity and also to incur development expenses for next generation process technologies.

Production delays, difficulties in achieving acceptable yields at our manufacturing facilities or industry wide overcapacity could materially and adversely affect our gross margin and future operating results.

RESEARCH AND DEVELOPMENT

Research and development costs increased to $125 million in the first half of 2000 from $90 million in the first half of 1999. In dollar amounts spent, research and development expenses increased 39% while remaining at approximately the same proportion of revenue as the same period in 1999. The increase has been primarily due to our continued investment in the shrinking of the die size of our integrated circuits from 0.5-micron line widths to 0.35-micron, 0.25-micron, and 0.18-micron line widths; enhancement of mature products; development of new products; advancing CMOS, BiCMOS, and silicon germanium process technologies; and manufacturing improvements. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve, and we continue to be committed to high levels of expenditures for research and development.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)

Selling, general and administrative expenses increased by $17 million in the first half of 2000 compared to the same period in 1999, while declining as a percentage of revenue to 11% from 13%.

INTEREST AND OTHER EXPENSES, NET

We reported ($1) million of net interest and other expenses for the first half of 2000 compared to $0 million net interest and other expenses for the same period in 1999. In the first half of 1999 we recorded a $15 million pre-tax gain related to the sale of certain assets in other income, whereas no such item was recorded in the first half of 2000. The first half of 2000 reflects the net result of interest income, interest expense and foreign exchange gains.

INCOME TAX PROVISION

The Company's effective tax rate continued to be 36% for the three and six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000 we had $1,094 million of cash, cash equivalents and short term investments. This is an increase of $682 million from December 31, 1999 and is largely attributable to approximately $600 million of net proceeds from a secondary common stock offering in February 2000.

The Company's accounts receivable increased by 21% to $340 million at June 30, 2000 from $282 million at December 31, 1999. Despite the increase the average days of accounts receivable outstanding was 65 days in the second quarter of 2000 compared to 67 days in the fourth quarter of 1999. We monitor collection risks and provide an adequate allowance for doubtful accounts related to these risks. While there can be no guarantee of collecting these receivables, we believe that substantially all net receivables will be collected given customers' current credit ratings and we expect that average days outstanding will continue to decrease while business conditions remain strong.

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

CASH FLOW

From Operating Activities: During the six months ended June 30, 2000, net cash provided by operations increased $165 million to $251 million compared to $86 million in the same period of 1999. The increase was mainly due to the increase in net income.

From Investing Activities: Net cash used in investing activities was $502 million for the six months ended June 30, 2000 compared to net cash used by investing activities of $46 million in the first half of 1999. About 1/5 of the 2000 total, approximately $110 million, was used to purchase investments. $399 million was used for the purchase of fixed assets. We will fund our remaining capital expenditures in 2000 (to be used for equipment purchases and development expense) using a combination of existing cash, sale of short-term investments, and equipment lease financing.

From Financing Activities: In the first half of 2000, net cash provided by financing activities was $845 million compared to net cash used in financing activities of $37 million in the first half of 1999, a change of $882 million. The majority of the new cash is from the proceeds of a stock offering completed in February 2000, with the balance coming substantially from lease financing.

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

We partially counterbalance this risk in Europe by our significant operations there whose costs are denominated in European currencies. Negative impacts on revenue are offset by positive impacts on costs. In Japan, our yen denominated sales are also subject to the exchange rate risk, but we do not have significant operations there with which to counterbalance our exposure. Sales denominated in yen were 8% of our revenue in the first half of 2000.

Sales denominated in foreign currencies were 22% in the first half of 2000, compared to 23% in the comparable period of 1999.

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

INTEREST RATE RISK

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short term interest rates. We generally classify these securities as available for sale, and consequently record them on the balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders' equity. We do not currently hedge these interest rate exposures.

Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statement of operations through December 31, 2000.

Atmel has short term debt, long term debt and capital leases totaling $890 million at June 30, 2000. Approximately $612 million of these borrowings have fixed interest rates. Approximately $278 million of floating rate debt is based on the Euro and EuroYen interest rates. We do not hedge either of these interest rates and could be negatively affected should either of these rates increase significantly. A hypothetical 40 basis point increase in both of these interest rates would have a $0.5 million adverse impact on income before taxes on Atmel's Consolidated Statements of Operations for the remainder of 2000. While there can be no assurance that both of these rates will remain at current levels, we believe these rates will not increase significantly (defined as an increase of more than 40 basis points) and cause any harm to our operations and financial position.


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings that management believes could have a material adverse effect on our operating results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 2, 2000 we redeemed our 3.25% Convertible Subordinated Guaranteed Step-Up Notes due in 2002. The aggregate principal amount outstanding was $150 million. $149,998,000 principal amount of notes was converted to common shares, constituting a total of 8,450,578 shares. The issuances of common shares on conversion of the Notes were exempt from registration under Section 3(a)(9) of the Securities Act because such shares were securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. $2,000 principal amount of notes was presented for cash redemption, totaling $2,161.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At our Annual Meeting of Stockholders held on May 3, 2000, the tabulation of proxies representing 188,087,578 shares of Common Stock or 85% of the total outstanding shares resulted in the following votes (in thousands):

        PROPOSAL I (ELECTION OF DIRECTORS)

                                      Total Vote
                       Total Vote      Withheld
                        for Each         Each
                        Director       Director
                        -------         ------
George Perlegos         173,868         14,220
Gust Perlegos           173,865         14,223
Tsung-Ching Wu          173,841         14,247
Norm Hall               173,864         14,224
Peter Thomas            173,868         14,220


        PROPOSAL II (TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE INDEPENDENT ACCOUNTANTS OF ATMEL CORPORATION FOR 2000.)

  FOR              AGAINST            ABSTAIN
-------            -------            -------
187,685                204                199

ITEM 5:. OTHER INFORMATION

Stockholder Proposals Due for Our 2001 Annual Meeting

Stockholder proposals intended to be presented at our 2001 annual meeting of stockholders must be received by our Vice President and General Counsel not later than November 18, 2000 in order to be included in our proxy statement and form of proxy relating to the 2001 annual meeting. (Our Address: 2325 Orchard Parkway; San Jose, CA 95131)

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibit:

27.1 Financial Data Schedule

(B) Reports on Form 8-K:

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                ATMEL CORPORATION
                                       ------------------------------------
                                                   (Registrant)



AUGUST 14, 2000                                 /S/ GEORGE PERLEGOS
                                       ------------------------------------
                                                  GEORGE PERLEGOS
                                        President, Chief Executive Officer
                                           (Principal Executive Officer)



AUGUST 14, 2000                                  /S/ DONALD COLVIN
                                       ------------------------------------
                                                   DONALD COLVIN
                                            Chief Financial Officer and
                                              Vice President, Finance
                                             (Principal Financial and
                                                Accounting Officer)