Form 10-Q
period 2000-09-30
ATMEL CORP
filed 2000-11-14
CIK 872448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED September 30, 2000


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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



ON NOVEMBER 3, 2000 REGISTRANT HAD OUTSTANDING 466,184,557 SHARES OF COMMON
STOCK.

                                ATMEL CORPORATION

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                  PAGE
                                                                                  ----
PART I:  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets at September 30,
                   2000 and December 31, 1999                                       1

                   Condensed Consolidated Statements of Operations for the
                   three and nine months ended September 30, 2000 and
                   September 30, 1999                                               2

                   Condensed Consolidated Statements of Cash Flows for the
                   nine months ended September 30, 2000 and September 30, 1999      3

                   Condensed Consolidated Statements of Comprehensive
                   Income for the three and nine months ended September 30,
                   2000 and September 30, 1999                                      4

                   Notes to Condensed Consolidated Financial Statements             5

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                              8

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk       24

PART II: OTHER INFORMATION

         Item 1.   Legal Proceedings                                                24

         Item 2.   Changes in Securities and Use of Proceeds                        24

         Item 5.   Other Information                                                25

         Item 6.   Exhibits and Reports on Form 8-K                                 25

SIGNATURES                                                                          26

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ATMEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        SEPTEMBER 30, 2000   December 31, 1999
                                                        ------------------   -----------------
                                                            (unaudited)         (see Note 1)
CURRENT ASSETS
     Cash and cash equivalents                              $   882,530         $   251,272
     Short term investments                                     257,201             161,190
     Accounts receivable                                        351,957             281,843
     Inventories                                                286,285             274,065
     Other current assets                                        99,872              70,938
                                                            -----------         -----------
          TOTAL CURRENT ASSETS                                1,877,845           1,039,308

     Fixed assets, net                                        1,475,885             938,562
     Other assets                                                44,060              37,040
                                                            -----------         -----------
          TOTAL ASSETS                                      $ 3,397,790         $ 2,014,910
                                                            ===========         ===========

CURRENT LIABILITIES
     Current portion of long-term debt                      $   132,710         $   147,166
     Trade accounts payable                                     421,948             278,562
     Accrued liabilities and other                              310,269              94,584
     Deferred income on shipments to distributors                32,791              31,500
                                                            -----------         -----------
          TOTAL CURRENT LIABILITIES                             897,718             551,812

     Convertible notes                                          131,045             275,899
     Long-term debt less current portion                        571,082             378,134
     Deferred income taxes                                        7,586               7,586
                                                            -----------         -----------
          TOTAL LIABILITIES                                   1,607,431           1,213,431
                                                            -----------         -----------

STOCKHOLDERS' EQUITY
     Common stock                                             1,255,885             397,167
     Accumulated other comprehensive loss                      (100,694)            (51,160)
     Retained earnings                                          635,168             455,472
                                                            -----------         -----------
          Total stockholders' equity                          1,790,359             801,479
                                                            -----------         -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 3,397,790         $ 2,014,910
                                                            ===========         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30,                     September 30,
                                                                       2000             1999             2000             1999
                                                                   -----------      -----------      -----------      -----------
NET REVENUES                                                       $   530,393      $   340,244      $ 1,438,337      $   941,423

Expenses
     Cost of sales                                                     294,899          211,767          818,328          592,142
     Research and development                                           57,929           46,296          182,458          136,649
     Selling, general and administrative                                57,044           46,321          154,587          126,646
                                                                   -----------      -----------      -----------      -----------
          Total operating expenses                                     409,872          304,384        1,155,373          855,437
                                                                   -----------      -----------      -----------      -----------

Operating income                                                       120,521           35,860          282,964           85,986
Interest and other (expenses) income, net                                 (960)          (8,820)          (2,190)          (8,788)
                                                                   -----------      -----------      -----------      -----------

Income before taxes                                                    119,561           27,040          280,774           77,198
Income tax provision                                                   (43,042)          (9,734)        (101,078)         (27,790)
                                                                   -----------      -----------      -----------      -----------
Income before cumulative effect of
    accounting change                                                   76,519           17,306          179,696           49,408
Cumulative effect of accounting change,
    net of tax effect                                                        -                -                -          (29,068)
                                                                   -----------      -----------      -----------      -----------
NET INCOME                                                         $    76,519      $    17,306      $   179,696      $    20,340
                                                                   ===========      ===========      ===========      ===========

Basic net income per share:
     Income before cumulative effect of accounting change          $      0.17      $      0.04      $      0.40      $      0.12
     Cumulative effect of accounting change, net of tax effect               -                -                -            (0.07)
                                                                   -----------      -----------      -----------      -----------
Net income                                                         $      0.17      $      0.04      $      0.40      $      0.05
                                                                   ===========      ===========      ===========      ===========

Diluted net income per share:
     Income before cumulative effect of accounting change          $      0.16      $      0.04      $      0.38      $      0.12
     Cumulative effect of accounting change, net of tax effect               -                -                -            (0.07)
                                                                   -----------      -----------      -----------      -----------
Net income                                                         $      0.16      $      0.04      $      0.38      $      0.05
                                                                   ===========      ===========      ===========      ===========

Shares used in basic net income
 per share calculations                                                461,678          401,900          447,033          400,872
                                                                   ===========      ===========      ===========      ===========

Shares used in diluted net income
per share calculations                                                 494,034          416,036          490,127          412,968
                                                                   ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    Nine Months Ended September 30,
                                                                        2000              1999
                                                                     ---------         ---------
CASH FROM OPERATING ACTIVITIES
Net income                                                           $ 179,696         $  20,340
Items not requiring the use of cash:
      Depreciation and amortization                                    172,868           150,570
      Cumulative effect of accounting change                                 -            29,068
      Loss (Gain) on sales of fixed assets                                 327           (15,333)
      Provision for doubtful accounts receivable                         6,103             3,683
      Other                                                              6,814           (10,792)
Changes in operating assets and liabilities
      Accounts receivable                                              (65,365)          (49,490)
      Inventories                                                       (4,678)           (4,030)
      Prepaid taxes and other assets                                   (23,119)            7,765
      Trade accounts payable and other accrued liabilities             235,131            28,992
      Income taxes payable                                              83,800              (625)
      Deferred income on shipments to distributors                       1,291             4,404
                                                                     ---------         ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                   592,868           164,552
                                                                     ---------         ---------

CASH FROM INVESTING ACTIVITIES
      Acquisition of fixed assets                                     (712,291)         (118,586)
      Sales of fixed assets                                              2,848            19,307
      Purchase of other businesses                                     (12,869)           (7,574)
      Purchase of investments                                         (182,970)          (83,064)
      Sale or maturity of investments                                   88,886            88,305
                                                                     ---------         ---------
           NET CASH USED IN INVESTING ACTIVITIES                      (816,396)         (101,612)
                                                                     ---------         ---------

CASH FROM FINANCING ACTIVITIES
      Issuance of notes payable                                         25,980                 -
      Proceeds from capital leases and notes                           290,577            42,507
      Principal payments capital leases and notes                     (124,068)          (79,521)
      Payment from settlement of warrants                                    -            (7,619)
      Issuance of common stock                                         691,979             8,357
                                                                     ---------         ---------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         884,468           (36,276)
                                                                     ---------         ---------

Effect of foreign currency translation adjustment                      (29,682)           (5,878)
                                                                     ---------         ---------

Net increase in cash                                                   631,258            20,786
Cash and cash equivalents at beginning of period                       251,272           161,721
                                                                     ---------         ---------
Cash and cash equivalents at end of period                           $ 882,530         $ 182,507
                                                                     =========         =========
Interest paid                                                        $  25,585         $  34,652
Income taxes paid                                                    $  35,006         $  12,745
Issuance of common stock for purchase of other assets                $       -         $     197
Fixed asset purchases in accounts payable                            $ (44,961)        $  12,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                      September 30,
                                                         2000              1999              2000              1999
                                                      ---------         ---------         ---------         ---------
Net income                                            $  76,519         $  17,306         $ 179,696         $  20,340

Other comprehensive (loss) income, net of tax:
      Foreign currency translation adjustments          (37,116)            5,599           (50,469)          (11,687)
      Unrealized gain (loss) on securities                1,738            (1,342)              935            (2,925)
      Less:  Reclassification adjustment of
           gain included in net income (loss)                                 762                                 762
                                                      ---------         ---------         ---------         ---------
      Other comprehensive (loss) income                 (35,378)            5,019           (49,534)          (13,850)
                                                      ---------         ---------         ---------         ---------
Comprehensive income                                  $  41,141         $  22,325         $ 130,162         $   6,490
                                                      =========         =========         =========         =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of September 30, 2000, and the results of operations, comprehensive income and cash flows for the three and nine month periods ended September 30, 2000 and 1999. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report to Shareholders filed on Form 10-K for the year ended December 31, 1999. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Prior year amounts have been reclassified to conform with current presentation.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out for raw materials and purchased parts; and average cost for work in progress) or market, and are comprised of the following:

(In thousands)                         September 30, 2000    December 31, 1999
                                       ------------------    -----------------
Raw materials and purchased parts            $ 26,239            $ 19,527
Finished goods                                 67,239              61,840
Work in progress                              192,807             192,698
                                             --------            --------
Total                                        $286,285            $274,065
                                             ========            ========

3.  CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

Cash and cash equivalents at September 30, 2000 and December 31, 1999 consist primarily of debt securities maturing in less than ninety days.

Short term investments at September 30, 2000 and December 31, 1999 comprise debt securities maturing in ninety days or more but less than one year and equity securities held for sale. Short term investments are stated at market value.

Debt securities consist primarily of US government and municipal agency securities, US and foreign corporate debt securities, commercial paper, auction rate preferred stock, certificates of deposit, and overnight deposits.

4.  CUSTOMER DEPOSITS


We have accepted cash advance payments from certain customers to assure access to some of our products. Advance payments made by customers are recorded as liabilities until we meet our underlying commitments. Our customer deposits at September 30, 2000 are $120 million.

5.  NET INCOME PER SHARE

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided in the table on the following page. All shares have been restated to reflect the two-for-one stock splits effected in December 1999 and August 2000.

                                                                                Three Months Ended          Nine Months Ended
                                                                                   September 30                September 30
(In thousands, except per share data)                                           2000          1999          2000          1999
                                                                              --------      --------      --------      --------
 Basic net income (numerator)                                                 $ 76,519      $ 17,306      $179,696      $ 20,340

 Interest saved on convertible bonds, net of taxes                               1,128             -         5,644             -
                                                                              --------      --------      --------      --------
 Diluted net income (numerator)                                               $ 77,647      $ 17,306      $185,340      $ 20,340
                                                                              ========      ========      ========      ========

 Shares used in basic net income per share calculations (denominator):
         Weighted average shares of
          common stock outstanding (basic)                                     461,678       401,900       447,033       400,872

       Dilutive effect of stock options                                         13,324        14,136        14,672        12,096

       Dilutive effect of convertible bonds                                     19,032             -        28,422             -

 Shares used in diluted net income per share calculations (denominator):
         Weighted average shares of
                                                                              --------      --------      --------      --------
           common stock outstanding (diluted)                                  494,034       416,036       490,127       412,968
                                                                              ========      ========      ========      ========

 Basic net income per share                                                   $   0.17      $   0.04      $   0.40      $   0.05
                                                                              ========      ========      ========      ========

 Diluted net income per share                                                 $   0.16      $   0.04      $   0.38      $   0.05
                                                                              ========      ========      ========      ========

6. SEGMENT REPORTING

We have four reportable segments: Application Specific Integrated Circuits
(ASIC), Logic, Nonvolatile Memories (NVM) and Temic. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits.

Information about segments  (in thousands):

                                               ASIC            Logic             NVM            Temic          Total
                                             -------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2000
Net revenues from external customers         $130,124        $ 42,196         $281,716        $ 76,357        $530,393
Segment operating income                       24,602          14,075           86,887          12,864         138,428

THREE MONTHS ENDED SEPTEMBER 30, 1999
Net revenues from external customers         $ 83,754        $ 25,715         $163,933        $ 66,842        $340,244
Segment operating income                       12,668          (1,361)          19,739          13,074          44,120


                                               ASIC            Logic             NVM             Temic            Total
                                           ------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2000
Net revenues from external customers       $  348,820       $  107,400       $  761,588       $  220,529       $1,438,337
Segment operating income                       67,955           28,370          212,122           33,375          341,822

NINE MONTHS ENDED SEPTEMBER 30, 1999
Net revenues from external customers       $  242,751       $   72,781       $  424,868       $  201,023       $  941,423
Segment operating income                       39,044            7,821           46,410           17,172          110,447

Reconciliations of segment information to financial statements (in thousands):

                                                                  Three Months Ended                 Nine Months Ended
                                                                     September 30,                      September 30,
                                                                2000              1999              2000              1999
                                                             ---------         ---------         ---------         ---------
Total segment operating income                               $ 138,428         $  44,120         $ 341,822         $ 110,447
Unallocated amounts:
    Corporate R&D                                               (6,094)           (7,473)          (38,094)          (20,819)
    Nonrecurring and startup expenses                           (8,587)                -           (13,754)
    Corporate expenses                                          (3,226)             (787)           (7,010)           (3,642)
                                                             ---------         ---------         ---------         ---------
Consolidated operating income before interest, taxes,
    and cumulative effect of accounting change               $ 120,521         $  35,860         $ 282,964         $  85,986
                                                             =========         =========         =========         =========

7. STOCK SPLIT

On July 14, 2000 our Board of Directors approved a two-for-one stock split, to be effected as a stock dividend. Stockholders of record at the close of business August 11, 2000 were issued a certificate representing one additional share for each share already held. Certificates were distributed August 25, 2000. All shares have been restated to reflect the two-for-one stock splits effected in December 1999 and August 2000.

8. RECENT DEVELOPMENTS

Acquisition. On September 15, 2000 Atmel completed the purchase of Siemens AG's 8-inch wafer fabrication facility and related leasehold interests, fixtures and assets located in North Tyneside, UK. The facility is approximately 750,000 square feet.

Public Offering. On September 26, 2000 Atmel sold 4 million shares of common stock at a price of 21.84 euros or $18.50 U.S. per share. We received net proceeds of $70,670,000. In conjunction with this offering Atmel's common stock was listed on the Premier Marche of the Paris Stock Exchange under the symbol "AML".

9.    RECENT PRONOUNCEMENTS

SFAS 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 pursuant to the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 by one year. Upon adoption of SFAS No. 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 amends certain terms and conditions of SFAS 133. We will adopt SFAS No. 133 and 138 in our quarter ending March 31, 2001. While we believe the adoption of the statements will not have a significant effect on our results of operations, the impact of the adoption of SFAS No. 133 and 138 as of the effective date cannot be reasonably estimated at this time.

SAB 101
In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin: No. 101 "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We do not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position.

FIN 44
In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of the provisions did not have a material effect on our financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT
     You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report.

The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 1999 and our subsequent reports on Forms 10-Q and 8-K that discuss our business in greater detail.

      Investors are cautioned that certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections about the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to factors such as the effect of changing economic conditions, material changes in currency exchange rates, political instability -- including war -- in countries where the Company manufactures and/or sells its products, disruptions in production or conditions in the overall semiconductor market (including the historic cyclicality of the industry), risks associated with product demand and market acceptance risks, the impact of competitive products and pricing, delays in new product development, manufacturing capacity utilization, product mix and technological risks and other risk factors identified in the section entitled "Risk Factors" set forth below. The Company undertakes no obligation to update any forward looking statements in this Form 10-Q.

RECENT DEVELOPMENTS

Acquisition: On September 15, 2000 Atmel completed the purchase of Siemens AG's 8-inch wafer fabrication facility and related leasehold interests, fixtures and assets located in North Tyneside, UK. The facility is approximately 750,000 square feet and we currently plan to spend approximately $800 million over the next 30 - 36 months for the purchase and installation of capital equipment at the North Tyneside facility, principally to upgrade the facility for manufacturing 0.18 micron 8-inch wafers for Atmel's non-volatile memory and microcontroller products. These capital expenditure plans are subject to market conditions and other factors affecting the semiconductor industry.

Framework Purchasing Agreement: On September 15, 2000, Atmel and Siemens AG, a German corporation, entered into a Framework Purchasing Agreement under which Siemens agrees to buy from Atmel and Atmel agrees to sell to Siemens approximately $1.5 billion of Atmel products over the four-year period from January 1, 2001 through December 31, 2004.

Public Offering: On September 26, 2000 Atmel sold 4 million shares of common stock at a price of 21.84 euros or $18.50 U.S. per share. We intend to use the net proceeds of $70,670,000 to fund capital expenditures and for working capital and general corporate purposes. In conjunction with this offering Atmel's common stock was listed on the Premier Marche of the Paris Stock Exchange under the symbol "AML".

Matsushita Supply Agreement: On September 28, 2000, Atmel and Matsushita Communication Industrial Co., Ltd. (MCI) entered into an agreement under which Atmel agrees to sell to MCI approximately $1.2 billion of Atmel products from April 2001 to March 2005.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

                                                           Three Months Ended                 Nine Months Ended
                                                             September 30,                       September 30,
                                                        2000              1999              2000              1999
                                                        ----              ----              ----              ----
NET REVENUES                                             100%              100%              100%              100%

Expenses
         Cost of sales                                    56                62                57                63
         Research and development                         11                14                13                15
         Selling, general and administrative              11                14                11                13
                                                        ----              ----              ----              ----
TOTAL EXPENSES                                            78                90                81                91
                                                        ----              ----              ----              ----

OPERATING INCOME                                          22                10                19                 9
Interest and other income (expenses), net                  -                (2)                -                (1)
                                                        ----              ----              ----              ----
INCOME BEFORE TAXES                                       22                 8                19                 8
Income tax provision (benefit)                            (8)               (3)               (7)               (3)
INCOME BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                                    14                 5                12                 5
Cumulative effect of accounting change                     -                 -                 -                (3)
                                                        ----              ----              ----              ----
NET INCOME                                                14%                5%               12%                2%
                                                        ====              ====              ====              ====

NET REVENUES
Revenues for the third quarter of 2000 totaled $530 million, an increase of 56% from the same quarter in 1999, and were the highest quarterly revenues in our history. Contributing to our revenue growth were continued product sales strength across all product categories, a firm pricing environment, and the continued successful ramp of our manufacturing capacity. Our revenue growth was also due in part to continuing strength in end customer demand in the flash memory, PC, set-top box, wireless application, digital camera, and smartcard markets.

For the first nine months of 2000 Atmel's revenues increased $497 million over the same period last year. Reasons for the increase are an increase in units shipped, stronger pricing, and revenue added by the acquisition of Thomson TCS (renamed Atmel Grenoble). Atmel Grenoble was acquired in May 2000.

NET REVENUES - BY SEGMENT
The Company's net revenues by segment are summarized as follows (in thousands):

                                Three Months Ended                                   Nine Months Ended
                                  September 30,                                        September 30,
Segment                      2000              1999            Increase            2000              1999            Increase
------------------------------------------------------------------------------------------------------------------------------
ASIC                      $  130,124        $   83,754        $   46,370        $  348,820        $  242,751        $  106,069
Logic                         42,196            25,715            16,481           107,400            72,781            34,619
Nonvolatile Memory           281,716           163,933           117,783           761,588           424,868           336,720
Temic                         76,357            66,842             9,515           220,529           201,023            19,506
                          ----------        ----------        ----------        ----------        ----------        ----------
Total                     $  530,393        $  340,244        $  190,149        $1,438,337        $  941,423        $  496,914
                          ==========        ==========        ==========        ==========        ==========        ==========

ASIC segment revenues grew by $46 million in the third quarter of 2000 over the same period in 1999 due to continued growth in unit volumes. Sales of ASICs designed for use in wireless communications and smartcard circuits continue to be significant factors in the revenue increase.

Logic segment revenues increased $16 million in the third quarter of 2000 compared to the same quarter of 1999 because of higher unit shipments.

Nonvolatile Memory revenues increased $118 million in the third quarter of 2000 compared to the same period in 1999. This segment continues to experience higher unit shipments and stronger selling prices than last year.

Temic segment revenues increased $10 million in the third quarter of 2000 compared to the same period in 1999 due to a significant increase in units shipped and stronger prices.

NET REVENUES - BY GEOGRAPHIC AREA
The Company's net revenues by geographic areas are summarized as follows (in thousands):

                           Three Months Ended                                   Nine Months Ended
                              September 30,                                        September 30,
Region                   2000              1999            Increase            2000              1999            Increase
------------------------------------------------------------------------------------------------------------------------------
North America        $  188,719        $  123,489        $   65,230         $  502,175        $  322,301        $  179,874
Europe                  166,557            77,967            88,590            447,837           270,350           177,487
Asia                    162,630           122,491            40,139            467,693           320,321           147,372
Other                    12,487            16,297            (3,810)            20,632            28,451            (7,819)
                     ----------        ----------        ----------         ----------        ----------        ----------
Total                $  530,393        $  340,244        $  190,149         $1,438,337        $  941,423        $  496,914
                     ==========        ==========        ==========         ==========        ==========        ==========

North American sales increased in the third quarter of 2000 compared to 1999 due to more unit shipments at higher prices. Sales inside North America remained proportionately the same at 36% of total sales compared to the same quarter in 1999 while sales to Europe increased to 32% of total sales from 23% of total sales in the prior year's quarter. Faster sales growth in Europe and the acquisition of Atmel Grenoble in May 2000 drove the change in proportions. Sales to Asia decreased from 36% to 24% of total sales.

For the three and nine months ended September 30, 2000, approximately 22% and 24% of our sales were denominated in foreign currencies compared to 26% and 26% for the same periods in 1999. If last year's third quarter exchange rates had prevailed this quarter, our revenues from euro sales would have been 10% (approximately $6 million) higher and our French franc sales would have been 14% (about $9 million) higher.

COST OF REVENUES AND GROSS MARGIN
Our cost of revenues as a percentage of net revenues decreased to 57% in the first nine months of 2000, from 63% in the corresponding period of 1999. The decrease in cost of revenues as a percentage of net revenues is the result of manufacturing efficiencies we continue to gain from greater utilization of our wafer fabrication facilities and a higher unit base over which we spread the fixed costs of operating our fabrication facilities.

Production delays, difficulties in achieving acceptable yields at our manufacturing facilities or industry wide overcapacity could materially and adversely affect our gross margin and future operating results.

RESEARCH AND DEVELOPMENT
Research and development costs increased to $182 million in the first three quarters of 2000 from $137 million in the comparable period of 1999. In dollar amounts spent, research and development expenses increased 34% while remaining at approximately the same proportion of revenue as the same period in 1999. The increase has been primarily due to our continued investment in the shrinking of the die size of our integrated circuits from 0.5-micron line widths to 0.35-micron, 0.25-micron, and 0.18-micron line widths; enhancement of mature products; development of new products; advancement of complementary metal-oxide semiconductor, or CMOS, bipolar CMOS, or BiCMOS, and silicon germanium, or SiGe, process technologies; and manufacturing improvements. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve, and we continue to be committed to high levels of expenditures for research and development.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)
Selling, general and administrative expenses increased by $28 million through September of 2000 compared to the same period in 1999, while declining as a percentage of revenue to 11% from 13%. Selling costs through September 2000 rose $20 million over the same period in 1999. The single largest contributor to this increase was commission expense which rose $9 million over the same nine month period in 1999. Selling costs also increased because of growth in our sales force, an increase in our advertising expenses and because we have approximately $3 million of additional selling costs in our Atmel Grenoble subsidiary which did not exist in 1999. General and administrative expenses increased $8 million over the same period last year largely due to increases in legal expenses and provisions for doubtful accounts.

INTEREST AND OTHER EXPENSES, NET
We reported ($2) million of net interest and other expenses for the first three quarters of 2000 compared to ($9) million net interest expense and other expenses for the same period in 1999. In 1999 we recorded a $15 million pre-tax gain related to the sale of certain assets in other income, whereas no such item has been recorded in 2000. The amount reported for the first three quarters of 2000 reflects the net result of interest income, interest expense and foreign exchange adjustment.

INCOME TAX PROVISION
The Company's effective tax rate was 36% for the three and nine months ended September 30, 2000, the same as corresponding periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2000 we had $883 million of cash and cash equivalents. This is an increase of $631 million from December 31, 1999. The increase is attributable to obtaining approximately $671 million of net proceeds from two public common stock offerings in 2000, plus cash from operations of $570 million less acquisition of fixed assets of $712 million.

The Company's accounts receivable increased by 25% to $352 million at September 30, 2000 from $282 million at December 31, 1999. Despite the increase, the average days of accounts receivable outstanding was 61 days in the third quarter of 2000 compared to 66 days in the fourth quarter of 1999. We monitor collection risks and provide an adequate allowance for doubtful accounts related to these risks. While there can be no guarantee of collecting these receivables, we believe that substantially all net receivables will be collected, given customers' current credit ratings. We expect that average days outstanding will continue to decrease while business conditions remain strong.

In 2000 we expect capital expenditures to be about $1 billion, up from $180 million in 1999. These expenditures, of which approximately $840 million is for equipment, will be focused on developing leading edge manufacturing capacity in our wafer manufacturing facilities in Colorado Springs, Irving, Rousset and North Tyneside. In order to develop this capacity we expect to make equipment purchases to add 0.18 micron capacity and also to incur development expenses for next generation process technologies.

We believe that our existing sources of liquidity, together with cash flows from operations, lease financing on equipment and other short- and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements through 2001. We may, however, seek additional equity or debt financing to fund the expansion of our wafer fabrication capacity or other projects; the timing and amount of such capital requirements cannot be precisely determined at this time. There can be no assurance that such financing would be available in acceptable amounts or terms.

CASH FLOW
From Operating Activities: During the nine months ended September 30, 2000, net cash provided by operations increased $428 million to $593 million compared to $165 million in the same period of 1999. The increase was mainly due to increases in trade accounts payable and net income.

From Investing Activities: Net cash used in investing activities was $816 million for the nine months ended September 30, 2000 compared to $102 million in the same period of 1999. About 87% of the 2000 total, approximately $712 million, was used to purchase fixed assets. We will fund our remaining capital expenditures in 2000 using a combination of existing cash, sale of short-term investments, and equipment lease financing.

From Financing Activities: In the first three quarters of 2000, net cash provided by financing activities was $884 million compared to net cash used in financing activities of $36 million in the first three quarters of 1999, a change of $920 million. The majority of the new cash is from the proceeds of stock offerings completed in February and September of 2000, with the balance coming substantially from lease financing.

RISK FACTORS

       Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 1999 as well as our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur they could seriously harm our business, financial condition or results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

OUR REVENUE AND OPERATING RESULTS FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS, WHICH MAY RESULT IN VOLATILITY OR A DECLINE IN OUR STOCK PRICE:

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

        Any unfavorable changes in any of these factors could harm our operating results.

        In particular, we believe that our future sales growth will depend substantially on the success of our new products. Our new products are generally incorporated into our customers' products or systems at the design stage. However, design wins may precede volume sales by a year or more. We may not be successful in achieving design wins or any design win may not result in future revenues, which depend in large part on the success of the customer's end product or system. We expect the average selling price of each of our products to decline as individual products mature and competitors enter the market. To offset average selling price decreases, we rely primarily on reducing costs in the manufacturing of those products, increasing unit sales to absorb fixed costs and introducing new, higher priced products which incorporate advanced features or integrated technologies to address new or emerging markets. To the extent that such cost reductions and new product introductions do not occur in a timely manner, our operating results could be harmed. From time to time, our quarterly revenues and operating results can become more dependent upon orders booked and shipped within a given quarter and, accordingly, our quarterly results can become less predictable and subject to greater variability.

        In addition, our continued success will depend in large part on the continued growth of various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics, data networking equipment and military equipment, and economic growth generally. Our success will also depend upon a better supply and demand balance within the semiconductor industry.

        In 1997, 1998 and early 1999 the semiconductor industry experienced a significant downturn, characterized by, among other things, diminished product demand, production overcapacity and decline of average selling prices of products. While our revenues in 1998 increased as compared to 1997, the increase was primarily attributable to the inclusion of revenues from Temic's business, which we acquired in March 1998. Excluding the results of Temic, our revenues decreased in 1998 as compared with 1997, reflecting the cyclical downturn in the worldwide semiconductor industry throughout 1997 and 1998. While sales of our ASIC and logic-related products increased during this period, continued price reduction of our commodity non-volatile memory products (caused by continued weakened business conditions and excess manufacturing capacity in the semiconductor industry) more than offset the impact of higher sales of ASIC and logic-related products in 1998. These non-volatile memory products included our commodity EPROMs and Flash memories. These business conditions in the worldwide semiconductor industry also contributed to our decision to implement a restructuring plan, which we announced in the second quarter of fiscal 1998. The restructuring plan, which resulted in a nonrecurring charge of approximately $66.3 million, included a ten percent work force reduction and an impairment charge to write down the value of certain manufacturing equipment and machinery with older process technology. We also recognized an in-process research and development charge of $23.4 million relating to the Temic acquisition during the second quarter of fiscal 1998.

IF WE DO NOT SUCCESSFULLY INCREASE OUR MANUFACTURING CAPACITY, WE MAY FACE CAPACITY CONSTRAINTS THAT COULD HARM OUR BUSINESS:

        We currently manufacture our products at our wafer fabrication facilities located in Colorado Springs, Colorado; Heilbronn, Germany; Nantes, France; and Rousset, France. We expect our facility in Irving, Texas to be producing wafers in the first quarter of 2001. We also expect our newest facility in North Tyneside, UK, which was acquired in September 2000, to be operational and producing wafers by the fourth quarter of 2001. We believe that we will be able to substantially meet our production needs from these facilities through the second quarter of fiscal 2003, although this date may vary depending on, among other things, our rate of growth. We will be required to hire, train and manage additional production personnel in order to increase production capacity as planned. We will also be required to successfully implement new manufacturing technologies such as 0.25-micron, 0.18-micron and chemical mechanical planarization in our wafer manufacturing facilities to achieve die shrinks. If we cannot expand our capacity on a timely basis, we could experience significant capacity constraints that would prevent us from meeting customer demand. In addition, the depreciation and other expenses that we will incur in connection with the expansion of our manufacturing capacity may reduce our gross margins in future periods.

        We are exploring alternatives for the further expansion of our manufacturing capacity, which would likely occur after fiscal year 2000, including:

        -   expanding our current wafer fabrication facilities;

        -   purchasing one or more additional wafer fabrication facilities; or

        -   entering into strategic relationships to obtain additional capacity.

        Any of these alternatives could require a significant investment by us, and none of the alternatives for expanding our manufacturing capacity may be available on a timely basis.

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

        -   approvals and requirements of governmental and regulatory agencies;
            and

        -   unanticipated cost increases.

        Any one of these risks could delay the building, equipping and production start-up of a new facility or the expansion of an existing facility, and could involve significant additional costs or reduce our anticipated revenues. In addition, the timing of commencement of operation of our Irving, Texas facility or our North Tyneside, UK facility will depend upon the availability, timely delivery, successful installation and testing of complex process equipment.

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

IF WE ARE UNABLE TO EFFECTIVELY UTILIZE OUR WAFER MANUFACTURING CAPACITY AND FAIL TO ACHIEVE ACCEPTABLE MANUFACTURING YIELDS, OUR BUSINESS WOULD BE HARMED:

        The fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We may experience problems in achieving acceptable yields in the manufacture of wafers, particularly in connection with the expansion of our manufacturing capacity and related transitions. The interruption of wafer fabrication or the failure to achieve acceptable manufacturing yields at any of our wafer fabrication facilities would harm our business.

        In 1997 and 1998, we made substantial capital expenditures to increase our wafer fabrication capacity at our facilities in Colorado Springs, Colorado and Rousset, France, and acquired two wafer fabrication facilities in connection with our acquisition of Temic. In 1998, our gross margin declined significantly as a result of the increase in fixed costs and operating expenses related to this expansion of capacity, and lower product margins in many of our non-volatile memory products due to severe price decline. In 1999, the declining gross margin trend reversed, primarily due to a higher unit sales volume over which to spread fixed costs and operating expenses, the inclusion of Temic's positive gross margin for all of 1999 compared to only ten months in 1998, and average selling prices that stabilized in 1999.

        The improved market conditions that we experienced in 1999 and the first nine months of 2000 may not continue or may not permit us to fully utilize our wafer fabrication capacity, and our increases in fixed costs and operating expenses related to manufacturing overcapacity may harm our operating results. If net revenues do not continue to increase sufficiently in future periods our business could be harmed. We experienced production delays and yield difficulties in connection with earlier expansions of our wafer fabrication capacity. Production delays, difficulties in achieving acceptable yields at any of our fabrication facilities or overcapacity could materially and adversely affect our operating results.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY COULD CREATE FLUCTUATIONS IN OUR OPERATING RESULTS, AS WE EXPERIENCED IN 1997 AND 1998:

        The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1997 and 1998. These downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. The commodity memory portion of the semiconductor industry, from which we derived approximately half of our revenues through 1998, approximately 46% of our revenues in 1999, and approximately 53% in the first nine months of 2000, suffered from excess capacity in 1998, leading to substantial price reduction during this period. While these conditions improved in 1999, if they were to resume our growth and operating results would be harmed. In addition, in the past, our operating results were harmed by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity. Our business could be harmed in the future by cyclical conditions in the semiconductor industry or by slower growth in any of the markets served by our customer products.

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, WE MAY SUFFER PRICE REDUCTIONS, REDUCED REVENUES, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE:

        We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Fujitsu, Intel, Sharp and ST Microelectronics. These competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced our new Flash products, we are increasingly competing directly with these competitors, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell their products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During recent periods, we have experienced significant price competition in our non-volatile memory business and especially for EPROM and Flash products. We expect continuing competitive pressures in our markets from existing competitors and new entrants, which, among other things, could further accelerate the trend of decreasing average selling prices for our products.

      In addition to the factors described above, our ability to compete successfully depends on a number of factors, including the following:

        - our success in designing and manufacturing new products that implement new technologies and processes;

        - our ability to offer integrated solutions using our advanced non-volatile memory process with other technologies;

        - the rate at which customers incorporate our products into their systems;

        -   product introductions by our competitors;

        -   the number and nature of our competitors in a given market; and

        -   general market and economic conditions.

        Many of these factors are outside of our control, and we may not be able to compete successfully in the future.

WE MUST KEEP PACE WITH TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE:

        The average selling prices of our products historically have decreased over the products' lives and are expected to continue to do so. As a result, our future success depends on our ability to develop and introduce new products which compete effectively on the basis of price and performance and which address customer requirements. We are continually in the process of designing and commercializing new and improved products to maintain our competitive position. The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. Our development of new products and our customers' decision to design them into their systems can take as long as three years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs, and the successful introduction of our products may be adversely affected by competing products or technologies serving markets addressed by our products. Our qualification process involves multiple cycles of testing and improving a product's functionality to ensure that our products operate in accordance with design specifications. If we experience delays in the introduction of new products as a result of the qualification process, our future operating results could be harmed.

        In addition, new product introductions frequently depend on our development and implementation of new process technologies, and our future growth will depend in part upon the successful development and market acceptance of these process technologies. Our integrated solution products will require more technically sophisticated sales and marketing personnel to market these products successfully to customers. We are developing new products with smaller feature sizes, the fabrication of which will be substantially more complex than fabrication of our current products. If we are unable to design, develop, manufacture, market and sell new products successfully, our operating results will be harmed. Our new product development, process development, or marketing and sales efforts may not be successful, our new products may not achieve market acceptance, and price expectations for our new products may not be achieved, any of which could harm our business.

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS:

        Foreign product sales to customers accounted for approximately 65%, 65% and 64% of net revenues in 1998, 1999 and the first nine months of 2000, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. In addition, in recent years, we have significantly expanded our international operations, most recently through our acquisitions of Temic in 1998 and a subsidiary of Thomson-CSF in May 2000. International sales and operations are subject to a variety of risks, including:

        -   greater difficulty in protecting intellectual property;

        -   greater difficulty in staffing and managing foreign operations;

        -   greater risk of uncollectible accounts;

        -   longer collection cycles;

        - potential unexpected changes in regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;

        -   sales seasonality;

        -   general economic and political conditions in foreign markets.

        Further, we purchase a significant portion of our raw materials and equipment from foreign suppliers, and we incur labor and other operating costs in foreign currencies, particularly at our French and German manufacturing facilities. As a result, we are exposed to changes in foreign currency exchange rates or weak economic conditions in these other countries.

        Approximately 76%, 77%, and 76% of our sales in 1998, 1999 and the first nine months of 2000, respectively, were denominated in U.S. dollars. During these periods our products became less price competitive in countries with currencies declining in value against the dollar. In 1998, our revenues declined by approximately $7.0 million due to the strengthening of the U.S. dollar against foreign currencies in the markets in which we sell products. In addition, in 1998 business conditions in Asia were severely affected by banking and currency issues which adversely affected our operating results. While these conditions stabilized in 1999, the continuance or worsening of adverse business and financial conditions in Asia, where 34% of our revenues were generated during 1999 and 36% were generated in the first nine months of 2000, would likely harm our operating results.

WHEN WE TAKE FOREIGN ORDERS DENOMINATED IN LOCAL CURRENCIES, WE RISK RECEIVING LESS DOLLARS WHEN THESE CURRENCIES WEAKEN AGAINST THE DOLLAR, AND MAY NOT BE ABLE TO ADEQUATELY HEDGE AGAINST THIS RISK:

        When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenue, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenue can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations there with which to counterbalance our exposure. Sales denominated in yen were 6% of our revenue in the first nine months of 2000. Sales denominated in foreign currencies were 24% in the first nine months of 2000, compared to 26% in the comparable period of 1999. We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Though we hedge our accounts receivables in yen using a loan denominated in yen of approximately equal amount, this strategy may not be successful, which would harm our operating results.

IF WE FAIL TO MAINTAIN SATISFACTORY RELATIONSHIPS WITH MOTOROLA AND OTHER KEY CUSTOMERS OUR BUSINESS MAY BE HARMED:

        In 1997, 1998, 1999 and the first nine months of 2000, 13%, 14%, 12% and
11%, respectively, of our net revenues were derived from sales to Motorola. Our ability to maintain close, satisfactory relationships with Motorola and other large customers is important to our business. A reduction, delay, or cancellation of orders from Motorola or our other large customers would harm our business. Moreover, our customers may vary order levels significantly from period to period, and customers may not continue to place orders with us in the future at the same levels as in prior periods. The loss of one or more of our key customers, or reduced orders by any of our key customers, could harm our business and results of operations.

OUR FAILURE TO SUCCESSFULLY INTEGRATE BUSINESS OR PRODUCTS WE HAVE ACQUIRED COULD DISRUPT OR HARM OUR ONGOING BUSINESS:

        We have from time to time acquired complementary businesses, products and technologies. Achieving the anticipated benefits of an acquisition depends, in part, upon whether the integration of the acquired business, products or technology is accomplished in an efficient and effective manner. Moreover, successful acquisitions in the semiconductor industry may be more difficult to accomplish than in other industries because such acquisitions require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of such integration may be increased by the need to coordinate geographically separated organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures. The integration of operations following an acquisition requires the dedication of management resources that may distract attention from the day-to-day business, and may disrupt key research and development, marketing or sales efforts. The inability of management to successfully integrate any future acquisition could harm our business. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

WE CURRENTLY ARE AND MAY BE SUBJECT TO FURTHER THIRD PARTY INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT COULD BE COSTLY TO DEFEND AND RESULT IN LOSS OF SIGNIFICANT RIGHTS:

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products or processes. In the past, we have received specific allegations from major companies alleging that certain of our products infringe patents owned by such companies, and we have been involved in such litigation which harmed our operating results. Further, in order to avoid the significant costs associated with litigation involving such claims, we may obtain licenses for the use of the technologies that are the subject of these claims and be required to make corresponding royalty payments, which may harm our operating results.

        In July 2000 we were named as a defendant in a lawsuit alleging that we were infringing nine patents covering manufacturing processes as well as various products, including memory products, microcontroller products, and smart card products. Although we intend to vigorously defend against these claims, we may not prevail given the complex technical issues and inherent uncertainties in patent and intellectual property litigation. Moreover, the cost of defending against such litigation, in terms of management time and attention, legal fees and product delays, could be substantial, whatever the outcome. If this or any other patent or other intellectual property claim against us was successful, we may be prohibited from using the technologies subject to these claims, and if we are unable to obtain a license on acceptable terms, license a substitute technology, or design new technology to avoid infringement, our business and operating results may be significantly harmed.

OUR LONG TERM DEBT COULD HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING, AND OUR ABILITY TO MEET OUR DEBT OBLIGATIONS WILL BE DEPENDENT UPON OUR FUTURE
PERFORMANCE:

        We financed our 1997 capital expenditures with long-term debt. Long-term debt less current portion more than doubled during that year, increasing from $279 million at December 31, 1996 to $571 million at December 31, 1997. Long-term debt less current portion increased again in 1998 to $771 million at December 31, 1998, due primarily to the issuance of $115 million of debt securities and $142 million of lease financing related to asset acquisitions. At December 31, 1999, our long-term debt was approximately $654 million as we reduced our capital expenditures from prior years. As of September 30, 2000 our long term debt less current portion increased to $702 million, the result of increased building and equipment purchases. The increase in our debt-to-equity ratio could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

        Since a substantial portion of our operations are conducted through our subsidiaries, the cash flow and the consequent ability to service debt are partially dependent upon the earnings of our subsidiaries and the distribution of those earnings, or upon loans or other payments of funds by those subsidiaries, to us. These subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to our long-term debt or to make any funds available therefor, whether by dividends, distributions, loans or other payments. In addition, the payment of dividends or distributions and the making of loans and advances to us by any of our subsidiaries could in the future be subject to statutory or contractual restrictions, could in the future be contingent upon the earnings of those subsidiaries and could in the future be subject to various business considerations. Any right held by us to receive any assets of any of our subsidiaries upon its liquidation or reorganization will be effectively subordinated to the claims of that subsidiary's creditors (including trade creditors), except to the extent that we are recognized as a creditor of such subsidiary, in which case our claims would still be subordinate to any security interest in the assets of such subsidiary and any indebtedness of such subsidiary senior to that held by us.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE:

        Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $312 million in 1997, $188 million in 1998, $172 million in 1999, and approximately $712 million through September 30, 2000, and intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. Our capital expenditure plan for 2000, which was originally set at approximately $550 million, has recently been increased to approximately $1 billion. We may seek additional equity or debt financing to fund further expansion of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

WE DEPEND ON INDEPENDENT ASSEMBLY CONTRACTORS WHICH MAY NOT HAVE ADEQUATE CAPACITY TO FULFILL OUR NEEDS AND WHICH MAY NOT MEET OUR QUALITY AND DELIVERY
OBJECTIVES:

        We manufacture wafers for our products at our fabrication facilities, and the wafers are then sorted and tested at our facilities. After wafer testing, we ship the wafers to one of our independent assembly contractors located in China, Malaysia, the Philippines, South Korea, Taiwan and Thailand where the wafers are separated into die, packaged and, in some cases, tested. Our reliance on independent contractors to assemble, package and test our products involves significant risks, including reduced control over quality and delivery schedules, the potential lack of adequate capacity and discontinuance or phase-out of the contractors' assembly processes. These independent contractors may not continue to assemble, package and test our products for a variety of reasons. Moreover, because our assembly contractors are located in foreign countries, we are subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates. Accordingly, we may experience problems in timelines and the adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

WE ARE SUBJECT TO ENVIRONMENTAL REGULATIONS WHICH COULD IMPOSE UNANTICIPATED REQUIREMENTS ON OUR BUSINESS IN THE FUTURE. ANY FAILURE TO COMPLY WITH CURRENT OR FUTURE ENVIRONMENTAL REGULATIONS MAY SUBJECT US TO LIABILITY OR SUSPENSION OF OUR MANUFACTURING OPERATIONS:

        We are subject to a variety of federal, state and local governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. While we believe that we have all environmental permits necessary to conduct our business and that our activities conform to present environmental regulations, increasing public attention has been focused on the environmental impact of semiconductor operations. Although we have not experienced any material adverse effect on our operations from environmental regulations, any changes in such regulations may impose the need for additional capital equipment or other requirements. If for any reason we fail to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations, we could be subject to substantial liability or our manufacturing operations could be suspended.

WE DEPEND ON CERTAIN KEY PERSONNEL, AND THE LOSS OF ANY KEY PERSONNEL MAY SERIOUSLY HARM OUR BUSINESS:

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

WE ARE NOT PROTECTED BY LONG TERM CONTRACTS WITH OUR CUSTOMERS:

        We do not typically enter into long-term contracts with our customers, and we cannot be certain as to future order levels from our customers. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. In the event of an early termination by one of our major customers, it is unlikely that we will be able to rapidly replace that revenue source, which would harm our financial results.

FAILURE TO MANAGE OUR GROWTH MAY SERIOUSLY HARM OUR BUSINESS:

        Our business has grown in recent years through both internal expansion and acquisitions, and continued growth may cause a significant strain on our infrastructure and internal systems. To manage our growth effectively, we must continue to improve and expand our management information systems, and we have commenced an implementation of a new SAP enterprise resource planning and management system for our worldwide operations in 2000. Our success depends to a significant extent on the management skills of our executive officers. If we are unable to manage growth effectively, our results of operations will be harmed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS
We do not use derivative financial instruments in our operations.

INTEREST RATE RISK
We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short term interest rates. We generally classify these securities as available for sale, and consequently record them on the balance sheet at market value with unrealized gains and losses being recorded as a separate part of stockholders' equity. We do not currently hedge these interest rate exposures.

Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statement of operations through December 31, 2000.

Atmel has short term debt, long term debt and capital leases totaling $882 million at September 30, 2000. Approximately $610 million of these borrowings have fixed interest rates. Approximately $272 million of floating rate debt is based on the euro and euroyen interest rates. We do not hedge either of these interest rates and could be negatively affected should either of these rates increase significantly. A hypothetical 40 basis point increase in both of these interest rates would have a $0.3 million adverse impact on income before taxes on Atmel's Consolidated Statements of Operations for the remainder of 2000. While there can be no assurance that both of these rates will remain at current levels, we believe these rates will not increase significantly (defined as an increase of more than 40 basis points) and cause any harm to our operations and financial position.



PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings that management believes could have a material adverse effect on our operating results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Stock Split. On July 14, 2000 our Board of Directors approved a two-for-one stock spilt, to be effected as a stock dividend. Shareholders of record at the close of business August 11, 2000 were issued a certificate representing one additional share for each share already held. Certificates were distributed August 25, 2000.

Public Offering. On September 26, 2000 Atmel sold 4 million shares of common stock at a price of 21.84 euros or $18.50 U.S. per share. We intend to use the net proceeds of $70.7 million to fund capital expenditures and for working capital and general corporate purposes.

ITEM 5. OTHER INFORMATION

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

(A) Exhibit:

27.1   Financial Data Schedule

(B) Reports on Form 8-K:

A Form 8-K was filed on September 20, 2000 reporting a framework purchase agreement with Siemens AG, our purchase of a wafer manufacturing facility in North Tyneside, UK, and our plans to spend approximately $800 million over the next 30 to 36 months for the purchase and installation of capital equipment at the North Tyneside facility.

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



                                         ATMEL CORPORATION
                          ---------------------------------------------------
                                             (Registrant)



NOVEMBER 13, 2000                      /S/  GEORGE PERLEGOS
                          ---------------------------------------------------
                                            GEORGE PERLEGOS
                                  President, Chief Executive Officer
                                    (Principal Executive Officer)



NOVEMBER 13, 2000                      /S/  DONALD COLVIN
                          ---------------------------------------------------
                                            DONALD COLVIN
                          Chief Financial Officer and Vice President, Finance
                              (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number               Description
-------              -----------
 27.1           Financial Data Schedule