Form 10-K405
period 2000-12-31
ATMEL CORP
filed 2001-03-14
CIK 872448

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                             ----------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share
                Preferred Share Right (currently attached to and
                      trading only with the Common Stock)

                             ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's common stock held by non-affiliates on March 5, 2001 (based on the last reported price of the Common Stock on the Nasdaq Stock Market on such date) was approximately $4,633,541,165. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2001 Registrant had outstanding 463,632,131 shares of Common
Stock.

                             DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2001 is incorporated by reference in Part III of this Report on Form 10-K to the extent stated herein.

================================================================================

ITEM 1.  BUSINESS


FORWARD LOOKING STATEMENTS

        Investors are cautioned that certain statements in this Annual Report on Form 10-K and in the documents incorporated herein by reference are forward looking statements that involve risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "views," and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, statements made in: "Business -- Manufacturing" regarding installation of wafer fabrication equipment and development of fabrication processes at our newest facility in North Tyneside, UK, our ability to meet our production needs, and possible financing options for expansion of manufacturing capacity; "Business -- Marketing and Sales" regarding revenues from international sales; "Business -- Research and Development" regarding future expenditures for research and development; "Business -- Competition" regarding competitive pressures in our markets from existing competitors and new entrants; "Management's Discussion and Analysis of Financial Condition -- Cost of Revenues and Gross Margin" regarding cost reductions from implementing and improving chemical, mechanical planarization (CMP) and other technologies; "Management's Discussion and Analysis of Financial Condition -- Liquidity and Capital Resources" regarding collection of receivables, the sufficiency of our cash flow to meet our operating and capital requirements through 2001, and our expectations for funding future capital investments. These statements are based on current expectations and projections about the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to factors such as the effect of changing economic conditions, material changes in currency exchange rates, political instability in countries where we manufacture and/or sell our products, disruptions in production or conditions in the overall semiconductor market (including the historic cyclicality of the industry), risks associated with product demand and market acceptance risks, the impact of competitive products and pricing, delays in new product development, manufacturing capacity utilization, product mix and technological risks and other risk factors identified in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, in the section entitled "Other Factors That May Affect Operations" on page 21, and similar discussions in our other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward looking statements in this Form 10-K. In this report, all share numbers and per share amounts have been retroactively adjusted to reflect our 2-for-1 stock splits, each in the form of a 100% stock dividend to stockholders of record as of December 3, 1999 and August 11, 2000.

BUSINESS


GENERAL

        Semiconductor integrated circuits (ICs) are key components in almost all electronic products and systems produced today. Their capacity to process and store information gives manufacturers of electronic products a powerful ability to add new features, adapt to changing demands and quickly develop new products. As additional semiconductor elements are packed into smaller areas, ICs offer valuable new capabilities important to manufacturers of end products.

        We design, develop, manufacture and sell a wide range of IC products. We are leaders in developing and commercializing nonvolatile memory that continues to store information after power is turned off. We leverage our expertise in nonvolatile memories by combining them with microcontrollers, digital signal processors and other logic to meet the evolving and growing needs of our customers. These complex system-on-a-chip solutions for a broad array of markets are manufactured using our leading edge multiple process technologies, including complementary metal oxide semiconductor (CMOS), double-diffused metal oxide semiconductor (DMOS), logic, CMOS logic, bipolar, bipolar CMOS (BiCMOS), silicon germanium (SiGe), SiGe BiCMOS, analog, bipolar double diffused CMOS (BCDMOS) and radiation tolerant process technologies. We develop these process technologies ourselves to ensure they provide the maximum possible performance. We manufacture more than 90% of our products in our own wafer fabrication facilities, or fabs. We strive to continuously expand and upgrade our fabs to meet customer demand. We believe our broad portfolio of manufacturing capabilities allows us to produce ICs that enable our customers to rapidly introduce leading edge electronic products that are differentiated by higher performance, advanced features, lower cost, smaller size, longer battery life and more memory. Our products are used primarily in the following markets: communications, consumer electronics, and computing, storage and imaging.

        We were originally incorporated in California in December 1984. In October 1999 we were reincorporated in Delaware. Our principal offices are located at 2325 Orchard Parkway, San Jose, California 95131, and our telephone number is (408) 441-0311. Our internet address is: www.atmel.com.


PRODUCTS

        Our products consist primarily of advanced logic, mixed-signal, nonvolatile memory, radio frequency and system-level integration semiconductor solutions.

        Our business has four segments, each of which requires different design, development and marketing resources to produce and sell ICs (see Note 12 of Notes to Consolidated Financial Statements). Each segment offers products that compete in one or more of the end markets described below under the caption "Principal Markets and Customers."

        - ASIC -- The products in our application specific integrated circuit (ASIC) segment include full custom application specific integrated circuits, semicustom gate arrays and semicustom cell based integrated circuits designed to meet specialized customer requirements for their high performance devices in a broad variety of applications.

        - Logic -- The products in our Logic segment include microcontrollers; erasable programmable logic devices (EPLDs), and field programmable gate arrays (FPGAs), for sale to customers who use them in a broad variety of applications.

        - Nonvolatile Memories -- The products in our Nonvolatile Memories segment include Flash memories, electrically erasable programmable read only memories (EEPROMS), and erasable programmable read only memories (EPROMs) for use in a broad variety of customer applications.

        - Atmel Wireless and Microcontroller Group (WMG) -- The WMG segment, formerly known as "Temic," consists of two wholly owned European subsidiaries producing analog, microcontroller and specialty products to service the automotive, telecommunications, consumer and industrial markets. Although some of its products overlap with one or more of the other segments, the WMG segment is managed as a discrete business.

        Within each operating segment, we offer our customers products with a range of speed, density, power usage, specialty packaging and other features. The respective percentages of revenue from each of these operating segments is set forth in Note 12 of the Notes to the Consolidated Financial Statements.


        ASICS

        We manufacture and market semi-custom gate arrays and cell-based integrated circuits (CBICs), as well as full custom ASICs, to meet customer requirements for high-performance logic devices in a broad variety of customer-specific applications. These logic devices are designed to achieve highly-integrated solutions for particular applications by combining a variety of logic functions on a single chip rather than using a multi-chip solution. We introduced our CMOS gate array product family in 1990 to satisfy high gate count and high-performance requirements, primarily in computer, avionics and military applications. Our gate array family consists of devices ranging from 35,000 gates to more than 10,000,000 gates. Each of these gate arrays utilizes logic elements from our 0.6, 0.35, 0.25 and 0.18-micron cell libraries and minimizes gate delays to as little as 75 picoseconds. We also manufacture CBICs with a range of products that includes standard digital and analog functions, as well as nonvolatile memory elements and large pre-designed macro functions all mixed on a single chip. Our ASIC products are targeted primarily at customers whose high-end applications require high-speed, high-density or low or mixed-voltage devices. Atmel also offers special versions of its devices to serve as upgrade and consolidation paths for users of one or more of its programmable logic devices (PLDs) or competing vendors' complex programmable logic devices (CPLDs) or FPGAs.

        To develop gate arrays and CBICs, our customers' system designers require sophisticated development aids. These computer-aided engineering (CAE) tools include logic synthesizers, logic circuit simulators, timing analysis and verification tools, test pattern generators and testability graders, automated circuit placement and interconnection programs and mask tooling generators. As with our PLDs and FPGAs, we have chosen to rely on industry-standard CAE design tools to provide our customers access to reliable, state-of-the-art development tools.

        We work closely with certain customers to develop and manufacture custom ASIC products so we can provide them these products on a sole-source basis. The Company also has agreements to produce custom products including radio-frequency powered identification chips targeted at smart card devices.


        LOGIC

        Microcontrollers. Atmel offers three embedded microcontroller architectures targeted at the high-volume commercial and industrial embedded controller market, and one microprocessor architecture targeted at military and aerospace applications. Our portfolio includes the industry standard 8-bit 80C51 licensed from Intel. The 80C51 family is the highest volume 8-bit microcontroller in the marketplace. We also offer other microcontrollers based on the Intel license. The second architecture is the ARM Thumb(R) 16/32-bit Reduced Instruction Set Controller (RISC) architecture licensed from Advanced Risc Machines Ltd. The ARM Thumb is the de facto standard 16/32-bit embedded microcontroller with over 22 licensees supporting the architecture. The third is the AVR 8-bit RISC microcontroller that is the highest-performance machine in its class. The AVR offers 16-bit performance at prices comparable to 8-bit microcontrollers enabling an entirely new class of consumer devices. The fourth architecture is the 68000/Power PC 32-bit microprocessor family, licensed from Motorola for military and aerospace applications that require more stringent environmental specifications and higher reliability than those of standard commercial and industrial components. We, through Atmel Grenoble, purchase standard components from Motorola, and process and test them for resale with the more stringent characteristics.

        Atmel makes the three microcontroller architectures available to customers in any of three ways. They can be purchased as standard products, as application specific products or as a core in the ASIC library. Our key differentiator is to make standard product devices available with in-system programmable Flash program and EEPROM data memory and with a variety of peripheral functions, such as analog to digital converters. We target these devices for use in high-volume consumer electronics, computer peripheral, telecommunications and industrial markets. We sell the military microprocessors only in standard packaged product form.

        The microcontroller products are developed using our cell-based design methodology. This provides the ability to quickly modify existing devices and create application specific derivatives. For example, the AVR product family was announced in June 1997 and today there are 29 standard parts shipping in volume production. These devices are fully supported with evaluation and development tools, in-circuit emulators and third party high-level language compilers. The AVR has excellent market acceptance. There are over 12,000 designers who are using the Flash Microcontroller Starter Kit and are evaluating the AVR architecture.

        PLDs. Atmel shipped its first PLD product in 1987. Since then Atmel has developed a line of PLDs, ranging from 500 to 15,000 gates, that are reprogrammable and that incorporate nonvolatile elements from our CMOS EEPROM technology. In addition, these devices are sometimes used as prototyping and pre-production devices and allow for later conversion to gate array products for volume production. For these situations, Atmel offers customers the ability to migrate from PLDs (either its own or competitors') to Atmel gate arrays with minimal conversion effort. We offer CMOS PLDs with high performance and low power consumption. Atmel's PLDs have device speeds as fast as 5 nanoseconds and can support high-speed microprocessor-based applications. Atmel has adopted the use of industry standard CAE design tools for customer programming of its PLDs.

        FPGAs. We believe that our FPGA designs are well suited for data and computation intensive applications and afford our customers a migration path among various logic solutions as their volume and cost requirements change. Atmel's AT6000 FPGAs are being used in graphics, image processing, networking and telecommunications applications, often as a co-processor to a digital signal processor (DSP) to speed-up certain software routines by implementing them in hardware. In late 1997, we introduced the new AT40K family of FPGAs with FreeRAM and Cache Logic(R). These FPGAs were the first to offer distributed RAM without loss of logic resources as well as a reconfigurable solution for adaptive DSP and other compute intensive applications. The devices range in density from 2,000 to 150,000 usable gates. Our customers can use industry standard CAE tools to design both the AT6000 and AT40K FPGA families into their products. In addition to the FPGAs, Atmel has also introduced a family of reconfigurable FPGA Serial Configuration EEPROMs that can replace one-time-programmable devices from other FPGA vendors. These devices may be used for configuring not only Atmel FPGAs but also those from other popular FPGA makers.

        In 2000 we introduced the Field Programmable System Level Integrated Circuit (FPSLICTM) family of devices that combine an AVR microcontroller core, with standard peripherals and SRAM program and data memory, along with significant amounts of AT40K FPGA cells which can be user programmed to quickly and easily customize the IC's function. These devices were the industry's first such combination of so-called `hard macro' RISC-based microcontroller and memory functions with on-chip FPGA customizable functions. The family is offered with unique co-verification development tools that allow a system designer to do microcontroller software verification concurrently with FPGA hardware verification.

        We believe Programmable Logic is one of the fastest growing segments in the semiconductor industry.


        NONVOLATILE MEMORIES

        EPROMs. The worldwide EPROM market is intensely competitive and characterized by commodity pricing. Our strategy is to target the high-performance end of this market by offering faster speed, higher density and lower power usage devices. We currently offer EPROMs with access speeds of 150 nanoseconds to 45 nanoseconds and densities of 256 kilobits to 8 megabits. These products are generally used to contain the operating programs of embedded microcontroller or digital signal processing (DSP)-based systems, such as hard disk drives, CD-ROM drives and modems.

        Parallel-Interface EEPROMs. We are the leading supplier of high performance in-system programmable parallel-interface EEPROMs. We believe that our parallel-interface EEPROM products, all of which are full featured, represent the most complete parallel-interface EEPROM product family in the industry. We have maintained this leadership role through early introductions of high speed and low power consumption CMOS devices. We were the industry's first supplier of a sub-100 nanoseconds 256 kilobit parallel-interface EEPROM and the first volume producer of 1-megabit and 4-megabit devices. We are the sole-source supplier for several customers for certain parallel-interface EEPROM devices. In the design of this product family, we have emphasized device reliability, achieved partly through the incorporation of on-chip error detection and correction features. We currently offer parallel-interface EEPROMs with access speeds of 250 nanoseconds to 55 nanoseconds and densities of 16 kilobits to 4 megabits. These products are generally used to contain frequently updated data in communications infrastructure equipment and avionics navigation systems.

        Serial-Interface EEPROMs. Atmel used its parallel-interface EEPROM technology leadership and 6-inch sub-micron fabrication capability to enter the serial-interface EEPROM market in 1991. This move allowed us to substantially broaden our EEPROM product offerings to include most package and temperature configurations required by customers in certain segments of the serial-interface EEPROM market such as the 2-wire, 3-wire, 4-wire and serial peripheral interface
(SPI) market segments. The serial-interface EEPROM product line incorporates many of the reliability, speed and other features of our parallel-interface EEPROM products. We currently offer serial-interface EEPROMs with access speeds of 20 milliseconds to 10 microseconds and densities of 1 kilobit to 1 megabit. These products are generally used to contain user-preference data in cellular and cordless telephones, home appliances, automotive applications and computer peripherals.

        Flash Memories. Flash memories represent the latest technology in nonvolatile devices that can be reprogrammed in-system. Flash memories offer a middle ground in price and features between EPROMs, which can be reprogrammed only a few times and only if removed from a system, and relatively more expensive parallel-interface EEPROMs, in which any individual byte of data can be reprogrammed on the device in-system tens to hundreds of thousands of times. Introduced in late 1989, Atmel's Flash memories, based on its EEPROM technology, were the industry's first Flash memories that could be reprogrammed using only a single 5-volt power source, a single 3-volt power source, a single 2.7-volt power source or a single 1.8-volt power source as opposed to the heavier, larger and more expensive 12-volt power sources typically utilized by many EPROM-based Flash memories. These lower power requirements are particularly important in portable telecommunications and consumer electronic products and other systems where small size and weight and longer battery life are critical customer requirements. In early 1997, we expanded our Flash product offerings by introducing a range of products based on our more cost-effective Flash technology. We currently offer Flash memories with densities of 256 kilobits to 16 megabits.

        The flexibility and ease of use of our Flash memories make them an attractive alternative to EPROMs in systems where program information stored in memory must be rewritten after the system leaves its manufacturing environment. In addition, many customers use Flash memories within their system manufacturing cycle, affording them in-system diagnostic and test programming prior to reprogramming for final shipment configuration. The reprogrammability of Flash memories also serves to support later system upgrades, field diagnostic routines and in-system reconfiguration, as well as capturing voice and data messages for later review.

        DataFlash(R). The DataFlash product family represents one of our newest innovations in nonvolatile memory. Arising out of a need for memory devices that fit between the requirements of serial-interface EEPROMs and standard parallel-interface Flash memories, we began shipping DataFlash products in early 1997 and rapidly established market leadership. DataFlash products are designed to easily and efficiently handle large amounts of frequently changing data, ideally addressing the needs of digital voice storage, digital image storage, and text/data storage applications such as digital answering machines, cellular phones, fax machines, digital cameras and computer peripherals.

        To minimize cost, footprint size and power consumption, DataFlash products utilize our latest Flash technology for the core memory array combined with the simple SPI from the serial-interface EEPROMs. Other architectural features include dual on-chip SRAM buffers and error detection logic, as well as additional command and device status logic. Available in both 5.0-volt only and 2.7-volt only versions, we offer densities from 1 megabit to 32 megabits.

        Our memory products are used to provide nonvolatile program and data storage in digital systems for a variety of applications and markets, including computing, telecommunications, data communications, consumer electronics, automotive, industrial/instrumentation and military/avionics.


        WIRELESS AND MICROCONTROLLER GROUP

        Our Wireless and Microcontroller Group (WMG) produces analog, microcontroller and specialty products to service the automotive, telecommunications, consumer and industrial markets. The focus of WMG is to design and supply high-frequency products for cordless and cellular phones in the frequency range of 0.9 to 2.4 GHz. These products, manufactured using silicon-germanium technology, are used in two-way pagers, digital enhanced cordless telecommunications, and mobile telephones, among other applications.

        For automotive applications, this segment offers a family of read, read/write and encryption identification ICs, which are used for wireless access control and operate at a frequency in the range of 100 kHz to 450 MHz. These ICs are used in combination with a reader IC to make possible contactless identification for a wide variety of applications.

        Within this segment another product family uses radio frequency (RF) technology for remote keyless entry for automobiles, as well as for many other RF remote control applications, such as air conditioning control, garage door openers, outside wireless temperature monitoring and security home alarm systems.

        We also specialize in providing intelligent load driver ICs suited for the rugged automotive environment. These ICs are manufactured in BCDMOS technology, a 0.8-micron mixed signal technology providing analog-bipolar, high voltage DMOS power and CMOS logic function on a single chip. The applications for these automotive products are primarily motor and actuator drivers and smart valve controls.

        Our microcontroller product solutions utilize the C51 and the C251 architectures, and typically include analog-to-digital converters, read-only memory and random access memory functions on the same chip. These products are manufactured on a 0.5-micron CMOS/analog CMOS process. We also offer a radiation hardened process which enables our customers to use the products in space applications, primarily for satellite communications.


TECHNOLOGY

        From Atmel's inception, we have focused our efforts on developing advanced CMOS processes that can be used to manufacture reliable nonvolatile elements for memory and logic integrated circuits. We believe we are a leader in single and multiple-layer metal, CMOS processing, which enables us to produce high-density, high-speed and low-power memory and logic products.

        We attempt to meet customers' demands for constantly increasing functionality on ever-smaller ICs by increasing the number of layers we use to build the circuits on a wafer and by reducing the size of the transistors and other components in the circuit. To accomplish this we develop and introduce new wafer manufacturing techniques as necessary. For example, to allow smaller circuit dimensions by smoothing out surface irregularities between layers we introduced chemical-mechanical planarization to our wafer manufacturing process and now use it in all our fabrication facilities. We also provide our fabrication facilities with state-of-the-art manufacturing equipment and development resources that allow us to produce ICs with increasingly smaller feature sizes. Our current ICs incorporate effective feature sizes as small as 0.25 microns. We are developing processes that support effective feature sizes as small as 0.18 microns.

        We broadened our technology focus with our acquisition of the WMG business in 1998. WMG's technology focus has been on developing expertise for designing and manufacturing high frequency products, which are used primarily in cellular telephones and cordless applications.

        In order to achieve high frequency with high efficiency and very low noise, WMG has developed an SiGe technology. This technology is based on well-established bipolar silicon process technology, but one of the key process steps--the epitaxial layer--is modified by adding germanium to the silicon. The current minimum feature size of 0.8-microns supports design of very small RF receivers and transceivers as well as power amplifiers. This technology is designed to replace galium arsenide (GaAs) technology, which is commonly used for power amplifiers in cellular telephones.

        In order to extend the capabilities of SiGe, WMG has begun to combine the high-frequency features of SiGe with CMOS in order to integrate high-density logic parts and RF analog functions on a single integrated circuit. We believe this SiGe/CMOS technology will enable Atmel to provide single-chip system solutions to the marketplace.

        In order to strengthen WMG's position in the automotive end market, we have implemented a high-voltage, mixed technology known as BCDMOS. This complex process has a minimum feature size of 0.8-microns and is used primarily for automotive applications.


PRINCIPAL MARKETS AND CUSTOMERS

        Communications. Communications, including wireless and wireline telecommunications and data networking, is currently our largest end user market, representing nearly half of our revenues for the year ended December 31, 2000. The rapid global acceptance of the wireless phone has resulted in an increased demand for our products. For the wireless market, we provide nonvolatile memory, microcontrollers, and ASICs that are used in global standard for mobile communications (GSM) and code-division multiple access (CDMA) mobile phones and their base stations, as well as two way pagers, mobile radios, 900 MHz cordless phones and their base stations. We also have a range of products based on Bluetooth, a new short range wireless protocol that enables instant connectivity between electronic devices. Our principal customers in the wireless market include Ericsson, Kenwood, Lucent, Motorola, Nokia, Panasonic, Philips, Qualcomm, Samsung, Siemens and Sony.

        The data networking and wireline telecommunications markets are experiencing significant growth based on the rapid adoption of new technologies. For these markets, we provide ASIC, nonvolatile memory and programmable logic products that are used in the switches, routers, cable modem termination systems and digital subscriber line (DSL) access multiplexers that are currently being used to build Internet infrastructure. Our principal data networking and wireline telecommunications customers include Alcatel, Cisco, Lucent, Nortel, Siemens, 3Com and Xircom.

        Consumer Electronics. Our products are also used in a broad variety of consumer electronics products. We provide multimode audio processors and MPEG2 based decoders with programmable transport for complex digital audio streams used in digital TVs, set top boxes and DVD players. For digital cameras, we provide a single chip digital camera solution. We provide demodulators and decoders for cable modems. We also offer media access controllers for wireless local area networks (LANs) and baseband controllers and network protocol stacks for voice-over-internet-protocol (VoIP) telephone terminals. In addition, we provide secure, encryption enabled, tamper resistant circuits for smart cards. Our principal consumer electronics customers include FujiFilm, GemPlus, LG Electronics, Matsushita, Mitsubishi, Philips, Samsung, Schlumberger, Sony, and Toppan.

        Computing, Storage and Printing. The computing and computing peripherals markets are also growing because of the rapid adoption of the Internet. For computing applications, we provide Flash, universal serial bus (USB) hubs and ASICs for personal computers and servers. In late 2000 we introduced a biometric security IC that verifies a user's identity by scanning a finger. We believe this IC will find applications where access to information, equipment and similar resources needs to be controlled or monitored. For storage applications, we provide servo controllers, read channels, and data interfaces for data storage subsystems, hard drives and DVD players. We provide ASICs, nonvolatile memory and microcontrollers for laser printers, inkjet printers, copy machines and scanners. Our principal customers in these markets include ACER, Compaq, Hewlett-Packard, IBM, Intel, Lexmark, Maxtor, Microsoft, Polaroid, Seagate, Toshiba, and Western Digital.


MANUFACTURING

        We currently fabricate wafers at our wafer fabrication facilities located in Colorado Springs, Colorado; Irving, Texas; Heilbronn, Germany; Nantes, France; and Rousset, France. In addition we expect to install wafer fabrication equipment and develop fabrication processes at our newest facility, in North Tyneside UK, during 2001.

        After the wafers are fabricated we test the individual circuits on them to identify those that do not function. This saves us the cost of putting mechanical packages around circuits whose failure can be determined in advance. After this initial testing we send the wafers to one of our independent assembly contractors, located in China, Hong Kong, Malaysia, Philippines, South Korea, Taiwan or Thailand where they are cut into individual chips, assembled into packages and, in some cases given a final test. Most of the packaged integrated circuits, however, are shipped back to our production facilities, where we perform final testing before shipping them to customers. Our reliance on independent subcontractors to assemble our products into packages involves significant risks, including reduced control over quality and delivery schedules, a potential lack of capacity at our subcontractors and a risk the subcontractor may abandon assembly processes we need. We cannot be sure that our current assembly subcontractors will continue to assemble, package and test products for us. In addition, because our assembly subcontractors are located in foreign countries, we are subject to some risks commonly associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates. As a result, we may experience production delays, insufficient volumes or inadequate quality of assembled products, any of which could harm our operations. To mitigate these risks we execute a strategy of qualifying multiple subcontractors in different countries. However, there can be no guarantee that any strategy will eliminate our risk.

        We believe that we will be able to substantially meet our production needs from our wafer fabrication facilities through the end of 2003, although this date may vary depending on, among other things, our rate of growth. We will be required to hire, train and manage additional production personnel in order to increase production capacity as planned. We will also be required to successfully implement new manufacturing technologies such as 0.25-micron, 0.18-micron and chemical-mechanical planarization in our wafer manufacturing facilities to increase our manufacturing capacity and yields. If we cannot expand our capacity on a timely basis, we could experience significant capacity constraints that would prevent us from meeting customer demand. In addition, the depreciation and other expenses that we will incur in connection with the expansion of our manufacturing capacity may reduce our gross margins in future periods. To ensure we have sufficient capacity in the future we regularly explore alternatives for the further expansion of our manufacturing capacity, which would likely occur after 2001, including:

        -       expanding our current wafer fabrication facilities;

        - purchasing or building one or more additional wafer fabrication facilities; and

        - entering into strategic relationships to obtain additional capacity.

        The cost of expanding our manufacturing capacity at our existing facilities is expected to be funded through a combination of available cash resources, cash from operations and additional lease, debt or equity financing. We may not be able to obtain the additional financing necessary to fund the expansion of our manufacturing facilities.

        Expanding our wafer fabrication capacity involves significant risks, including:

        -       shortages of materials and skilled labor;

        - unavailability of semiconductor manufacturing and testing equipment;

        -       unforeseen environmental or engineering problems;

        -       work stoppages;

        - inability to obtain approvals or meet requirements of governmental and regulatory agencies; and

        -       unanticipated cost increases.

        Any one of these risks could delay the building, equipping and production start-up of a new facility or the expansion of an existing facility, and could involve significant additional costs or reduce our anticipated revenues. In addition, the timing of commencement of operation of our North Tyneside, UK facility will depend upon the availability, timely delivery, successful installation and testing of complex process equipment.

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

        In each of the past three years we have made substantial capital expenditures to increase our wafer fabrication capacity at our facilities in Colorado Springs, Colorado and Rousset, France. We acquired two wafer fabrication facilities in connection with our acquisition of Temic, which has been renamed Atmel Wireless and Microcontroller Group (WMG). We also acquired a wafer fabrication facility in Irving, Texas and one in North Tyneside, UK.

        Whenever possible, capacity improvements and expansions have been funded from our gross margin. Our gross margin declined significantly in 1998 as a result of the increase in fixed costs and operating expenses related to this expansion of capacity, and lower product margins in many of our nonvolatile memory products due to severe price declines. In 1999, the declining gross margin trend reversed, primarily due to a higher unit sales volume over which to spread fixed costs and operating expenses, the inclusion of WMG's positive gross margin for all of 1999 compared to only ten months in 1998, and average selling prices that stabilized in 1999. Gross margins of our products continued improving throughout 2000 and provided cash resources sufficient to fund much of our capital spending in 2000.

        The improved market conditions we experienced in 2000 may not continue or may not permit us to fully utilize our wafer fabrication capacity, and if this happens our increases in fixed costs and operating expenses related to manufacturing overcapacity may harm our operating results. If net revenues do not continue to increase sufficiently in future periods our business could be harmed. We experienced production delays and yield difficulties in connection with earlier expansions of our wafer fabrication capacity. Production delays, difficulties in achieving acceptable yields at any of our fabrication facilities or overcapacity could harm our operations.

        We reduce the cost of our products by producing as many wafers as possible in each plant, by shrinking circuits to fit the most possible on each wafer, and by keeping production expenses low. We normally expect to produce at unit costs low enough to provide satisfactory profit margins.

        The raw materials and equipment we use to produce our integrated circuits are available from several suppliers and we are not dependent upon any single source of supply. Some materials have been in short supply in the past and lead times for new equipment have lengthened on occasion, but we have not experienced serious difficulties in obtaining raw materials or equipment to date.

        Environmental Compliance. We are subject to a variety of federal, state and local governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. While we believe that we have all environmental permits necessary to conduct our business and that our activities conform to present environmental regulations, increasing public attention has been focused on the environmental impact of semiconductor operations. Although we have not experienced any harm to our operations from environmental regulations, any changes in such regulations may impose the need for additional capital equipment or other requirements. If for any reason we fail to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations, we could be subject to substantial liability or our manufacturing operations could be suspended.


MARKETING AND SALES

        We market our products worldwide to a diverse base of original equipment manufacturers (OEMs) serving primarily commercial markets. In the United States and Canada, we sell our products to large OEM accounts primarily through manufacturers' representatives and through national and regional distributors. Our agreements with our representatives and distributors are generally terminable by either party on short notice, subject to local laws. We support this sales network from our headquarters in San Jose, California and through 16 North American regional offices in Southern California, Colorado, Florida, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, North Carolina, Texas and Ontario, Canada. Sales to North American OEMs and distributors, as a percentage of worldwide net revenues, were 26% and 10% in 2000, 25% and 12% in 1999, and 25% and 9% in 1998. Additionally, we have 29 sales offices outside of North America.

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

        We sell to foreign customers primarily through international representatives, who are managed from our foreign sales offices. Our sales outside North America were approximately 64%, 65% and 65% of total revenues in 2000, 1999 and 1998. Although the U.S. government imposes some restrictions on export sales, we have not experienced any serious difficulties because of them. We expect revenues from our international sales will continue to represent a significant portion of our total revenues. International sales are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements and foreign government regulations.

        We make a significant portion of our sales to satisfy recently received purchase orders. We also accept purchase orders for deliveries covering periods up to approximately one year. However, all purchase orders can be revised or cancelled by the customer without penalty. Considering these practices and our experience we do not believe our record of customer purchase orders provides meaningful backlog figures or that it is reliable enough to predict actual sales for future periods.

        In 2000, 1999 and 1998 Motorola, Inc. accounted for 12%, 12% and 14% of our revenues.

        At December 31, 2000, 723 people worked in our marketing, sales and customer support organization.


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

        At December 31, 2000, we employed approximately 945 equivalent full time individuals in research and development. During 2000, 1999 and 1998 we spent $252 million, $194 million and $175 million, on research and development. Research and development expenses are charged to operations as incurred. We expect these expenditures will continue to increase in the future.


COMPETITION

        We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Fujitsu, Hitachi, Intel, LSI Logic, Microchip, Sharp and ST Microelectronics. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we introduce new products we increasingly compete directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies attempting to sell products in specialized markets addressed by our products. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. Although average selling prices increased in 2000 and late 1999, during 1998 and early 1999, we experienced significant price competition in our nonvolatile memory business and especially for EPROM and Flash products. We expect continuing competitive pressures in our markets from existing competitors and new entrants, which, among other things, could reverse the recent trend of strengthening average selling prices for our products.

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

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products or processes. In the past, we have received specific allegations from major companies alleging that certain of our products infringe patents owned by such companies. In order to avoid the significant costs associated with our defense in litigation involving such claims, we may license the use of the technologies that are the subject of these claims from such companies and be required to make corresponding royalty payments, which may harm our operating results.

        We have in the past been involved in intellectual property infringement lawsuits which harmed our operating results. Although we intend to vigorously defend against any such lawsuits, we may not prevail given the complex technical issues and inherent uncertainties in patent and intellectual property litigation. Moreover, the cost of defending against such litigation, both in terms of management time and attention, legal fees and product delays, could be substantial, whatever the outcome. If any patent or other intellectual property claims against us are successful, we may be prohibited from using the technologies subject to these claims, and if we are unable to obtain a license on acceptable terms, license a substitute technology, or design new technology to avoid infringement, our business and operating results may be significantly harmed.

        We have several cross-license agreements with other companies. In the future, it may be necessary or advantageous for us to obtain additional patent licenses from existing or other parties, but these license agreements may not be available to us on acceptable terms, if at all.


EMPLOYEES

        At December 31, 2000, we employed 9,091 full time equivalent individuals, including 723 in sales, marketing and customer support, 7,120 in manufacturing, maintenance and support, 945 in research and product development and 303 in finance and administration.

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


GEOGRAPHIC AREAS

        In 2000 36% of our sales were made to customers in North America, 34% to customers in Asia, 28% to customers in Europe, and 2% to customers in other regions. As described in Note 12 of the Notes to the Consolidated Financial Statements, 32% of our sales were made to customers in the United States. We determine where our sales are made by the destination of our products when they are shipped. At the end of 2000 we owned long-lived assets in the United States amounting to $1.05 billion, in France, $690 million and in Germany, $47 million (see Note 12 of Notes to Consolidated Financial Statements).

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of Atmel, who are elected by and serve at the discretion of the Board of Directors, and their ages, are as follows:

        Name                 Age             Position
        ----                 ---             --------
George Perlegos               52      Chairman of the Board, President and Chief Executive Officer
Gust Perlegos                 54      Executive Vice President and General Manager
Tsung-Ching Wu                51      Executive Vice President of Technology
Donald Colvin                 49      Vice President, Finance and Chief Financial Officer
B. Jeffrey Katz               58      Vice President, Marketing
Mikes N. Sisois               56      Vice President, Planning and Information Systems

        George Perlegos has served as Atmel's President and Chief Executive Officer and a director from its inception in 1984. George Perlegos holds degrees in electrical engineering from San Jose State University (B.S.) and Stanford University (M.S.).

        Gust Perlegos has served as Vice President, General Manager and a director of Atmel since January 1985, and as Executive Vice President since January 1996. Gust Perlegos holds degrees in electrical engineering from San Jose State University (B.S.), Stanford University (M.S.) and Santa Clara University (Ph.D.). Gust Perlegos is a brother of George Perlegos.

        Tsung-Ching Wu has served as a director of Atmel since January 1985, as Vice President, Technology since January 1986, and as Executive Vice President since January 1996. Mr. Wu holds degrees in electrical engineering from the National Taiwan University (B.S.), the State University of New York at Stony Brook (M.S.) and the University of Pennsylvania (Ph.D.).

        Donald Colvin joined Atmel in 1995 as Chief Financial Officer of the Atmel Rousset S.A. (previously named Atmel ES2) subsidiary, and was promoted to Vice President Finance and Chief Financial Officer of Atmel in March 1998. Before joining Atmel through the Company's acquisition of Atmel Rousset S.A., Mr. Colvin spent nine years with Motorola Inc., in Europe in various financial positions. He left Motorola in 1985 to join European Silicon Structures (ES2) as Financial Director for France. He became Vice President and Chief Financial Officer of ES2 in 1991. Mr. Colvin holds a B.A. in Economics and an M.B.A. from the University of Strathclyde, Scotland.

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

        Mikes N. Sisois joined Atmel in February 1985 as Director of Information Systems and has served as Vice President, Planning and Information Systems since January 1986. Mr. Sisois holds a B.S. in engineering from San Jose State University, and an M.B.A. and Ph.D. from Santa Clara University.


ITEM 2. PROPERTIES

        At December 31, 2000 Atmel owned the major facilities described below:

 Number of                         Total Sq
 Buildings      Location              Ft                              Use
 ---------      --------           --------                           ---
     1        San Jose, CA          291,000    Headquarters offices, research and development,
                                               sales and marketing, product design, final product testing

     4        Colorado Springs,     450,000    Wafer fabrication, research and development,
              CO                               marketing, product design, final product testing

     1        Irving, TX            650,000    Wafer fabrication, research and development

     5        Rousset, France       815,000    Wafer fabrication, research and development,
                                               marketing, product design, final product testing

     5        Nantes, France        131,000    Wafer fabrication, research and development,
                                               marketing, product design, final product testing

     4        Heilbronn, Germany    778,000    Wafer fabrication, research and development,
                                               marketing, product design, final product testing (54% of
                                               square footage is leased to other companies)

     1        North Tyneside, UK    750,000    Wafer fabrication, research and development


        In addition to the facilities we own, Atmel leases numerous research and development facilities and sales offices in North America, Europe and Asia. We believe that suitable additional or alternative space will be available as needed on commercially reasonable terms to meet our current and foreseeable requirements.


ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any legal proceedings that we believe could have a material adverse effect on our operating results and financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Atmel's common stock is traded on the Nasdaq Stock Market's National Market under the symbol "ATML."

        As of March 5, 2001, there were approximately 2,045 stockholders of record of Atmel's common stock. Since many holders' shares are listed under their brokerage firms' names, the actual number of stockholders is estimated by the Company to be approximately 260,000.

        No cash dividends have been paid on the common stock, and we currently have no plans to pay cash dividends in the future.


PRICE RANGE OF COMMON STOCK

        The last reported price for our stock March 5, 2001, was $12.65. The following table presents the high and low closing sales price per share for our common stock as quoted on the NASDAQ National Market for the periods indicated. The share prices presented in this table have been retroactively adjusted to reflect our two-for-one stock splits, each in the form of a 100% stock dividend to stockholders of record as of December 3, 1999 and August 11, 2000.

                                   High           Low
                                 --------      --------
Fiscal Year 1999
First Quarter                     4 45/64       3 33/64
Second Quarter                    6 35/64       4  9/32
Third Quarter                    10 15/32       6 19/32
Fourth Quarter                   15  3/16       7 11/16

Fiscal Year 2000
First Quarter                    29   3/4      12 17/32
Second Quarter                   28 15/16      14 31/32
Third Quarter                    20 13/16      13 13/32
Fourth Quarter                   15 15/16       9 21/32

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                              FINANCIAL HIGHLIGHTS

                                                                        Year ended December 31,
                                            --------------------------------------------------------------------------------
(In thousands, except per share data)         2000             1999              1998              1997             1996
                                            ----------       ----------       -----------        ----------       ----------
NET REVENUES                                $2,012,672       $1,330,161       $ 1,111,092        $  958,282       $1,070,288
INCOME (LOSS)
      Before taxes                             415,586          128,821           (50,931)            6,001          309,153
      Net                                      265,976           53,379           (50,038)            1,801          201,722
      Basic net income per share                  0.59             0.14             (0.12)             0.00             0.52
      Diluted net income per share                0.55             0.13             (0.12)             0.00             0.50
RETURN ON REVENUES
      Before taxes                                20.6%             9.7%            -4.6%               0.6%            28.9%
      Net                                         13.2%             4.0%            -4.5%               0.2%            18.8%
RETURN ON AVERAGE STOCKHOLDERS' EQUITY            19.7%             7.0%            -6.6%               0.2%            29.3%
FIXED ASSETS, NET                            1,927,817          938,562           964,126           985,949          867,423
TOTAL ASSETS                                 3,824,887        2,014,910         1,962,737         1,822,040        1,455,914
LONG TERM DEBT, NET OF CURRENT PORTION         668,503          654,033           771,069           571,389          278,576
LONG TERM DEBT AS A PERCENTAGE OF
      STOCKHOLDERS' EQUITY                        35.3%            81.6%            105.3%             72.7%            35.3%
STOCKHOLDERS' EQUITY                         1,894,857          801,479           732,195           786,434          789,751

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and related Notes contained elsewhere in this Report. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our quarterly reports on Forms 10-Q that also discuss our business. In this report, all share numbers and per share amounts have been retroactively adjusted to reflect our 2-for-1 stock splits, each in the form of a 100% stock dividend to stockholders of record as of December 3, 1999 and August 11, 2000.

        Beginning January 1, 1999, we changed our fiscal year from a 52 or 53-week year ending on the Monday nearest the last day in December of each year to a calendar year ending December 31. The quarters were changed from 13 week quarters to calendar quarters. For presentation purposes, fiscal 1998 is disclosed as ending on December 31.


OVERVIEW

        Atmel's revenues in 2000 increased from 1999. Our revenues increased both because we shipped more units in 2000 than 1999 and because the prices we received for our products increased significantly compared to 1999. We also acquired a subsidiary, Atmel Grenoble S.A., in April 2000 (see Note 2 of Notes to Consolidated Financial Statements) whose operations added $40 million to our revenue in 2000. Revenue in 2000 increased for all our segments. As shown in the table below, Atmel's segments include: (1) application specific integrated circuits (ASICs); (2) logic related products (Logic); (3) commodity oriented nonvolatile memory (NVM) products; and (4) Atmel Wireless and Microcontroller Group (WMG), previously named "Temic."

        Our revenues grew in 1999 compared to 1998 principally because we experienced price erosion in 1998 caused by weak business conditions and excess manufacturing capacity in the semiconductor industry that had continued from the prior year, and which more than offset the effect of higher unit shipments of ASIC and logic related products. Revenues also grew in 1999 compared to 1998 because we included a full year of results from WMG's business, which we acquired in March 1998 (see Note 2 of Notes to Consolidated Financial Statements).

        Our income before taxes in 2000 improved significantly from 1999. Income before taxes improved principally because average selling prices strengthened during 2000 compared to 1999 and because we achieved greater operating efficiencies in our wafer fabrication facility in Rousset, France.

        Our income before taxes in 1999 improved significantly from 1998. In 1998 we recorded a large restructuring charge and a write-off of research and development acquired as part of the purchase of the WMG business, neither of which occurred in 1999. In 1998 our income before taxes reflected the charge and write-off and we found we could not reduce our cost structure as rapidly as selling prices declined. During 1999 we gained cost efficiencies from utilizing our production and overhead structure at a higher rate than in 1998.


RESULTS OF OPERATIONS


NET REVENUES

        Total net revenues increased 51% to $2,013 million in 2000 from $1,330 million in 1999. The increase was primarily a result of higher average selling prices compared to 1999. Higher unit shipments also contributed to the revenue increase. Total net revenues in 2000 included $40 million added by the acquisition of Atmel Grenoble S.A. during 2000.

        Total net revenues increased 20% to $1,330 million in 1999 from $1,111 million in 1998 due to higher unit shipments for substantially all our products, helped by higher average selling prices compared to 1998. Total net revenues in 1999 also included WMG's revenues for the full year of 1999 compared to ten months in 1998. Business conditions in the second half of 1999 strengthened as compared with the weak conditions experienced in 1997, 1998, and the first half of 1999, and demand for products in all our segments improved in 1999.

NET REVENUES BY OPERATING SEGMENT

        Atmel's net revenues by segment are summarized as follows (in thousands):

SEGMENT                                  2000            1999            1998
                                      ----------      ----------      ----------
ASIC                                  $  517,982      $  335,061      $  278,467
Logic                                    144,983         102,682         100,532
Nonvolatile Memory                     1,049,133         617,128         493,662
Wireless & Microcontroller Group         300,574         275,290         238,431
                                      ----------      ----------      ----------
                                      $2,012,672      $1,330,161      $1,111,092
                                      ==========      ==========      ==========


        ASICS

        ASIC segment revenues increased 55% or $183 million in 2000 compared to 1999 because of higher unit volumes and also as a result of higher selling prices. In addition, our acquisition of Atmel Grenoble (see Note 2 of Notes to Consolidated Financial Statements) in May 2000 added approximately $40 million to revenue compared to 1999.

        The ASIC segment increased 20% or $57 million in 1999 compared to 1998. This increase was due to (1) new revenue contribution from the April 1, 1999 acquisition of the Smart Information Transfer (SIT) business (see Note 2 of Notes to Consolidated Financial Statements), (2) higher shipments in cell based integrated circuits (CBICs) products, particularly associated with electronic game related products, and (3) higher shipments of customer designed circuits. These increases were offset by erosion of average selling prices.

        The ASIC business represented 26% of our net revenues in 2000, 25% in 1999 and 25% in 1998.


        LOGIC

        The Logic segment increased 41% or $42 million in 2000 compared to 1999 due to increases in unit shipments and increased average selling prices.

        The Logic segment increased 2% or $2 million in 1999 compared to 1998 due to increases in unit shipments, offset by erosion of average selling prices.

        The Logic business represented approximately 7% of our net revenues in 2000, 8% in 1999 and 9% in 1998.


        NONVOLATILE MEMORY

        NVM segment revenues increased 70% or $432 million in 2000 compared to 1999 primarily due to stronger average selling prices, supplemented by an increase in the number of units shipped.

        NVM revenues increased 25% or $123 million in 1999 compared to 1998 due to higher unit shipments offset partially by lower average selling prices. The increase in unit shipments was primarily in our high density Flash products which were qualified at major customers during the year; the decrease in average selling prices was primarily in our lower density Flash products.

        We normally expect a steady, predictable rate of price decline throughout a product's life cycle. However, the semiconductor industry historically has been cyclical and characterized by wide fluctuations in product supply and demand. As a result, the industry experiences significant downturns from time to time, as it did in 1998. These downturns are marked by diminished product demand, production overcapacity and consequent accelerated erosion of average selling prices. Because NVM products are commodity oriented, they are subject to greater declines in average selling prices than other product areas within our company. The commodity memory portion of the semiconductor industry suffered from excess capacity during the first quarter of 1999 and all of 1998, which led to greater than normal price erosion during these periods.

        The NVM business represented 52% of our 2000 net revenues, 46% in 1999, and 44% in 1998.

        WIRELESS AND MICROCONTROLLER GROUP

        The Wireless and Microcontroller Group (WMG) segment was previously known as "Temic." The segment revenues increased 9% or $25 million in 2000 compared to 1999. This increse in revenue was primarily due to an increase in unit shipments. Average selling prices were also stronger in 2000 as compared with 1999.

        The WMG segment revenues increased 15% or $37 million in 1999 over 1998 because we included WMG's products for the full year of 1999 compared to ten months in 1998 and because of higher unit shipments. However this increase was offset by erosion of average selling prices during 1999 and weakened European currencies.

        WMG revenues accounted for 15% of total revenue in 2000 and 21% in both 1999 and 1998.


NET REVENUES BY GEOGRAPHIC AREA

        Atmel's net revenues by geographic delivery location (see Note 12 of the Consolidated Financial Statements) for the three years ended December 31, 2000, 1999 and 1998 are summarized as follows (in thousands):

AREA                     2000            1999            1998
-------------      ----------      ----------      ----------
North America      $  717,265      $  459,050      $  387,783
Europe                562,349         409,459         308,969
Asia                  675,919         452,709         359,990
Other                  57,139           8,943          54,350
                   ----------      ----------      ----------
                   $2,012,672      $1,330,161      $1,111,092
                   ==========      ==========      ==========

        Sales outside North America accounted for 64% of our net revenues in 2000, 65% in 1999, and 65% in 1998.

        Our sales to Europe increased 37% or $153 million in 2000 compared to 1999, with sales increases in almost all European countries in which we conduct business, particularly Germany and France. Approximately $24 million of this increase was due to our acquisition of Atmel Grenoble in May 2000. Our sales to Europe increased 33%, or $100 million, in 1999 compared to 1998 as a result of higher unit shipments and the inclusion of WMG's products for the entire year (compared to only ten months in 1998).

        Our sales to Asia increased 49% or $223 million in 2000 to $676 million compared to $453 million in 1999. Sales to Asia increased 26% or $93 million in 1999 compared to 1998. Our sales to Asia, except to Japan, are denominated substantially in US dollars.


NET REVENUES BY CURRENCY

        Sales in Japanese yen accounted for 6% in 2000, 7% in 1999, and 6% in 1998 of our sales. Sales in European currencies, primarily the German mark, French franc, and the euro amounted to 19%, 14%, and 17% of sales in 2000, 1999 and 1998.

        If our 2000 sales denominated in yen had been converted to dollars at the 1999 average yen exchange rate, 2000 net revenue would have been $13 million lower. If our 1999 sales denominated in yen had been converted to dollars at the 1998 average yen exchange rate, 1999 sales would also have been approximately $13 million lower. Using the same calculation for 1998 at the 1997 rate, 1998 sales would have been approximately $7 million higher.

        If our 2000 sales denominated in European currencies had been converted to dollars at their average 1999 exchange rates, our 2000 sales would have been approximately $34 million higher. If our 1999 sales denominated in European currencies had been converted to dollars at their average 1998 exchange rates, our 1999 sales would have been approximately $8 million higher. Exchange rate fluctuations did not have a significant effect on our sales denominated in European currencies in 1998.

        We expect our sales denominated in foreign currencies to be in approximately the same proportions as we have experienced in the past.

COST OF REVENUES AND GROSS MARGIN

        Atmel's cost of revenues represents the costs of our wafer fabrication, assembly and test operations. Our cost of revenues as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, the level of utilization of manufacturing capacity, and average selling prices, among other factors. Cost of revenues as a percentage of net revenues in 2000 was 56%, compared with 62% in 1999 and 65% in 1998.

        The decrease in our cost of revenues as a percentage of net revenues in 2000 compared to 1999 was caused primarily by two factors. First, we benefited from higher average selling prices. We also achieved lower costs per unit produced due to (1) a higher unit production base over which we spread the fixed costs of operating our wafer fabrication facilities and (2) production efficiencies gained from shrinking circuits to produce more units from a single wafer. We plan to continue implementing and improving chemical, mechanical planarization (CMP) and shallow trench isolation (STI), 0.35 micron, 0.25 micron and 0.18 micron technologies in our wafer manufacturing facilities. These technologies will enable us to continue achieving cost reductions by shrinking circuits to fit more on each wafer. However, production delays, difficulties in achieving acceptable yields at any of our manufacturing facilities, or overcapacity could materially and adversely affect our gross margin and future operating results. Because we operate significant wafer fabrication facilities in Europe our worldwide manufacturing costs were favorably impacted by the general weakness of European currencies relative to the US dollar during 2000.

        The decrease in the percentage of our cost of net revenues in 1999 compared to 1998 was principally due to the same factors as those mentioned above for 2000. In 1998 and earlier we also capitalized certain costs incurred in the start up phase of our new manufacturing facilities in Rousset, France. At December 31, 1998 start up costs associated with these facilities totaled approximately $49 million and were reported as other assets. Atmel adopted SOP 98-5 "Reporting on the Costs of Start Up Activities" effective January 1, 1999 and wrote off the capitalized start up costs in the first quarter of 1999 (see
Note 1 of Notes to Consolidated Financial Statements).

        Gross margin increased by 74%, or $374 million to 2000 from 1999, compared to an increase of 28%, or $110 million, to 1999 from 1998. The improvements in our gross margin each year are due to the complementary effect of stronger selling prices and reduced per unit production costs as described above.

        Whenever possible, capacity improvements and expansions have been funded from our operating results. Our gross margin declined significantly in 1998 as a result of the increase in fixed costs and operating expenses related to this expansion of capacity, and lower product margins in many of our nonvolatile memory products due to severe price declines. In 1999, the declining gross margin trend reversed, primarily due to a higher unit sales volume over which to spread fixed costs and operating expenses, the inclusion of WMG's positive gross margin for all of 1999 compared to only ten months in 1998, and average selling prices that stabilized in 1999. Gross margins of our products continued improving throughout 2000 and provided cash resources sufficient to fund much of our capital spending in 2000.

        At present it is not certain that the improved market conditions we experienced in 2000 will continue or will permit us to fully utilize our wafer fabrication capacity, and if this happens our increases in fixed costs and operating expenses related to manufacturing overcapacity may harm our operating results. If net revenues do not continue to increase sufficiently in future periods our business could be harmed. We experienced production delays and yield difficulties in connection with earlier expansions of our wafer fabrication capacity. Production delays, difficulties in achieving acceptable yields at any of our fabrication facilities or overcapacity could harm our operations.


RESEARCH AND DEVELOPMENT

        Research and development expenses increased 30% to $252 million in 2000 from $194 million in 1999. The increase was primarily due to our continuing investment in shrinking the die size of our integrated circuits; enhancement of mature products; development of new products, including smartcard products; and development of new manufacturing techniques.

        Research and development expenses increased to $194 million in 1999 from $175 million in 1998. As in 2000, the increase was primarily due to our continuing investment in shrinking the die size of our integrated circuits; enhancement of mature products; development of new products, including smartcard products; and development of new manufacturing techniques. We also included WMG's research and development expense for the full year of 1999 compared to only ten months in 1998, which accounts for approximately $8 million of the increase.

        We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve and we are committed to appropriate levels of expenditures for research and development.


SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative (SG&A) expenses increased 26% to $210 million in 2000 from $167 million in 1999. As a percentage of net revenues, SG&A expenses declined to 10% in 2000, compared to 13% in 1999.

        Selling costs were responsible for the majority of the increase. The increase in selling costs is largely attributable to costs, such as commissions, that vary with the level of revenue. We also increased the number of employees engaged in selling activities to 723 in 2000 from 472 in 1999.

        General and administrative costs increased in 2000 compared to 1999 as the result of increased labor expenses, higher fees for legal and accounting services, and the inclusion of costs for Atmel Grenoble which was acquired in May 2000.

        SG&A expenses increased 12% to $167 million in 1999 from $149 million in 1998. The increase was largely due to higher selling costs associated with higher revenues and the inclusion of WMG's SG&A expense for the full year of 1999 compared to only ten months in 1998.


INTEREST AND OTHER INCOME AND INTEREST EXPENSE

        Interest and other income increased $18 million to $54 million in 2000 compared to $36 million in 1999. The increase was due primarily to higher interest income from higher cash and investment balances. Interest expense increased $4 million in 2000 from 1999 due to an increase in outstanding borrowings.

        Interest and other income increased $20 million to $36 million in 1999 compared to $16 million in 1998. The increase was due primarily to (1) a $15 million pre-tax gain related to the sale of certain assets (see Note 2 of Notes to Consolidated Financial Statements), (2) higher interest income due to higher cash and investment balances and higher interest rates, (3) a gain on sale of equity investments of $5 million, and (4) foreign exchange translation gains of $3 million. Interest expense was $2 million higher in 1999 than in 1998 primarily because of additional interest (12 months in 1999 compared to 9 months in 1998) for the April 1998 $115 million zero coupon convertible debt financing used to finance our acquisition of Temic in the first quarter of 1998.


TAXES ON INCOME

        Atmel's effective tax rate was 36% for 2000 and 1999. Our income tax expense was $150 million in 2000 and $46 million in 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2000, Atmel had $962 million in cash and short term investments, an increase of $550 million from $412 million at December 31, 1999; and $603 million in net working capital, an increase of $116 million from $487 million at December 31, 1999. Accounts receivable increased 39% to $392 million at December 31, 2000 from $282 million at December 31, 1999 as a result of the 51% increase in our revenue. The average days of accounts receivable outstanding based on fourth quarter revenue were 62 days and 66 days in 2000 and 1999. The decrease in average days outstanding was primarily because we increased our focus on collecting past due receivables and because the collection environment strengthened in our favor as demand for semiconductor products continued to improve in 2000. We monitor collection risks and provide an adequate allowance for doubtful accounts related to these risks. While there can be no guarantee of collecting these receivables, we believe that substantially all net receivables will be collected given customers' current credit ratings and expect that average days outstanding will decrease with improved business conditions. Conversely, if business conditions deteriorate our experience has been that customers pay more slowly and our average days outstanding in accounts receivable could increase correspondingly. In 2000, we wrote off approximately $5 million of accounts receivables.

        Inventories increased $15 million to $289 million at December 31, 2000 from $274 million at December 31, 1999 primarily because of (1) our increased production activity in our Rousset, France wafer fabrication facility and (2) our acquisition of Atmel Grenoble S.A. Inventory turnover improved to 93 days in 2000 from 121 days in 1999 as a result of increased unit shipments during 2000.

        We believe that our existing cash and cash equivalents, together with cash flows from operations, lease financing on equipment, and other short or medium term bank borrowings will be sufficient to meet our operating and capital cash requirements through 2001. We may, however, in the longer term seek additional equity, as we did in February and September 2000 (see Note 7 of Notes to Consolidated Financial Statements), or debt financing to fund further expansion of our wafer fabrication capacity, or to fund other projects or acquisitions. We cannot precisely determine at this time the timing and amount of such capital requirements which will depend on a number of factors, including demand for our products, product mix changes, semiconductor industry conditions and competitive factors.

        In January and August 1998, Atmel repurchased 4 million and 1.6 million, of its shares for $20 million. The shares were then retired. In November and December 2000 Atmel repurchased and retired 3.8 million of its shares for $43 million.

        Cash from Operating Activities. During 2000 our operations provided net cash of $694 million, compared to $270 million in 1999, an increase of $424 million. The most significant portion of this increase, $251 million, occurred in trade accounts payable which continued to grow from 1999 levels. Another large portion of the increase, about $213 million, is attributable to an increase in net income. Offsetting these increases, accounts receivable increased $66 million in 2000 from 1999, and prepaid taxes and other assets increased $79 million in 2000 from 1999, largely in the form of various European taxes receivable and miscellaneous receivables.

        By comparison, during 1999 our operations provided net cash of $270 million compared to $134 million in 1998, an increase of $136 million. In part, this was because our net income increased $103 million. We significantly slowed the rate of inventory growth in 1999 compared to 1998, which contributed to the improved cash flow from our operations. Also, our trade accounts payable grew during 1999, where they had fallen during 1998, requiring much less cash in 1999 compared to 1998.

        Cash used in Investing Activities. Atmel's investing activities used net cash of $1.3 billion in 2000, compared to $154 million in 1999, an increase of almost $1.2 billion. Almost three quarters of this increase in cash investment was for the acquisition of fixed assets, including the purchase of wafer fabrication facilities in Irving, Texas and North Tyneside, UK. We may continue to increase capacity during 2001 at a rate commensurate with our expectations for increased demand. We expect to fund future capital investments using a combination of existing cash, equity financing, sale of short-term investments and equipment lease financing. In addition, we used cash for the purchase of investments in the amount of $527 million in 2000, compared to $97 million in 1999.

        Our investing activities used net cash of $154 million for 1999 compared to $330 million in 1998, a decrease of $176 million. Our 1999 investments were made primarily to increase capacity and enhance process technology at our wafer fabrication facilities in Colorado Springs and Rousset. The principal factor in the decrease in net cash used for investments in 1999 was the acquisition of Temic (renamed WMG) in March of 1998 for $99 million, an event not repeated in 1999. The decrease in cash that we invested in 1999 as compared with 1998 was due to lower payments for fixed assets of $172 million compared to $188 million in 1998.

        Atmel made cash investments of $188 million in 1998, primarily to implement CMP, STI, and more advanced process technology in our Colorado Springs and Rousset wafer fabrication facilities. Also, because of high demand for our products, we increased capacity at our Rousset wafer fabrication plant.

        Cash from Financing Activities. Cash flow from financing activities was $844 million in 2000, compared to cash flow from financing activities of $17 million in 1999, an increase of $861 million. $702 million of this increase came from the issuance of common stock. We also received about $133 million more in proceeds from capital leases than we paid in principal payments, compared to 1999 when we paid $49 million more than we received.

        In 1999, we used $17 million net cash for financing activities compared to providing $180 million of net cash from financing activities in 1998, a decrease of $197 million. This decrease was primarily because: (1) we received $59 million less proceeds from capital leases in 1999 compared to 1998, (2) we engaged in no new financing in 1999 compared to the $115 million of proceeds we received from the issuance of the zero coupon convertible debentures in April 1998, and (3) we made an $8 million payment to settle warrants in the first half of 1999. During 1999, Atmel settled all outstanding warrants and no maximum potential obligation exists. We do not intend to enter into these warrant programs in the future. Atmel from time to time may repurchase its common stock from available cash resources under a stock repurchase program approved by the Board of Directors in January 1996. The timing and number of shares that may be purchased will depend on our available cash resources, working capital needs, market conditions and other factors, including other investment opportunities. We are authorized to repurchase up to an additional 30.6 million shares.

        Atmel financed substantially all of its 1998 asset acquisitions through lease financing, convertible notes and notes payable. We obtained lease financing of $142 million to pay for fixed asset acquisitions. The convertible notes of $115 million were issued principally to finance the acquisition of Temic. Other notes payable of $41million were issued to finance equipment for a wafer manufacturing facility in Rousset, France.


OTHER FACTORS THAT MAY AFFECT OPERATIONS

        Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

OUR REVENUE AND OPERATING RESULTS FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS, WHICH MAY RESULT IN VOLATILITY OR A DECLINE IN OUR STOCK PRICE

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

        In 1998 and early 1999, the semiconductor industry experienced a significant downturn, characterized by, among other things, diminished product demand, production overcapacity and decline of average selling prices of products. While sales of our ASIC and logic-related products increased during this period, continued price reduction of our commodity non-volatile memory products (caused by continued weakened business conditions and excess manufacturing capacity in the semiconductor industry) more than offset the impact of higher sales of ASIC and logic-related products in 1998. These non-volatile memory products included our commodity EPROMs and Flash memories. These business conditions in the worldwide semiconductor industry also contributed to our decision to implement a restructuring plan, which we announced in the second quarter of fiscal 1998. The restructuring plan, which resulted in a nonrecurring charge of approximately $66 million, included a ten percent work force reduction and an impairment charge to write down the value of certain manufacturing equipment and machinery with older process technology. We also recognized an in-process research and development charge of $23 million relating to the WMG acquisition during the second quarter of fiscal 1998.

IF WE DO NOT SUCCESSFULLY INCREASE OUR MANUFACTURING CAPACITY, WE MAY FACE CAPACITY CONSTRAINTS THAT COULD HARM OUR BUSINESS

        We currently manufacture our products at our wafer fabrication facilities located in Colorado Springs, Colorado; Irving, Texas; Heilbronn, Germany; Nantes, France; and Rousset, France. In addition, we currently expect our new facility in North Tyneside, UK, to be operational and producing wafers by the end of 2001. We believe that we will be able to substantially meet our production needs from these facilities through the end of the fourth quarter of 2003, although this date may vary depending on, among other things, our rate of revenue growth. We will be required to hire, train and manage additional production personnel in order to increase production capacity as planned. We will also be required to successfully implement new manufacturing technologies, such as 0.25-micron, 0.18-micron and chemical and mechanical planarization in our wafer manufacturing facilities to increase our manufacturing capacity and yields. If we cannot expand our capacity on a timely basis, we could experience significant capacity constraints that would prevent us from meeting customer demand. In addition, the depreciation and other expenses that we will incur in connection with the expansion of our manufacturing capacity may reduce our gross margins in future periods.

        We are exploring alternatives for the further expansion of our manufacturing capacity, which would likely occur during and after 2001, including:

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

        The cost of expanding our manufacturing capacity at our existing facilities is expected to be funded through a combination of available cash resources, cash from operations and additional lease, debt or equity financing. We may not be able to obtain the additional financing necessary to fund the expansion of our manufacturing facilities.

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

        - approvals and requirements of governmental and regulatory agencies; and

        -       unanticipated cost increases.

        Any one of these risks could delay the building, equipping and production start-up of a new facility or the expansion of an existing facility, and could involve significant additional costs or reduce our anticipated revenues. In addition, the timing of commencement of operation of our North Tyneside, UK facility will depend upon the availability, timely delivery, successful installation and testing of complex process equipment.

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

IF WE ARE UNABLE TO EFFECTIVELY UTILIZE OUR WAFER MANUFACTURING CAPACITY AND FAIL TO ACHIEVE ACCEPTABLE MANUFACTURING YIELDS, OUR BUSINESS WOULD BE HARMED

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

        In 1997 and 1998, we made substantial capital expenditures to increase our wafer fabrication capacity at our facilities in Colorado Springs, Colorado and Rousset, France, and acquired two wafer fabrication facilities in connection with our acquisition of WMG. In 1998, our gross margin declined significantly as a result of the increase in fixed costs and operating expenses related to this expansion of capacity, and lower product margins in many of our non-volatile memory products due to severe price decline. In 1999, the declining gross margin trend reversed, primarily due to a higher unit sales volume over which to spread fixed costs and operating expenses, the inclusion of WMG's positive gross margin for all of 1999 compared to only ten months in 1998, and average selling prices that stabilized in 1999.

        The improved market conditions that we experienced in 1999 and 2000 may not continue or may not permit us to fully utilize our wafer fabrication capacity, and our increases in fixed costs and operating expenses related to manufacturing overcapacity may harm our operating results. If net revenues do not continue to increase sufficiently in future periods, our business could be harmed. We experienced production delays and yield difficulties in connection with earlier expansions of our wafer fabrication capacity. Production delays, difficulties in achieving acceptable yields at any of our fabrication facilities or overcapacity could materially and adversely affect our operating results.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY COULD CREATE FLUCTUATIONS IN OUR OPERATING RESULTS

        The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. A downturn of this type occurred in 1998. Such downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. The commodity memory portion of the semiconductor industry, from which we derived 52% of our revenues in 2000, 46% of our revenues in 1999, and approximately half of our revenues through 1998, suffered from excess capacity in 1998, which led to substantial price reductions during that year. While these conditions improved in 1999 and 2000, if they were to resume our growth and operating results would be harmed. In addition, in the past our operating results were harmed by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity. Our business could be harmed in the future by cyclical conditions in the semiconductor industry or by slower growth in any of the markets served by our customer products.

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, WE MAY SUFFER PRICE REDUCTIONS, REDUCED REVENUES, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE

        We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Fujitsu, Hitachi, Intel, LSI Logic, Microchip, Sharp and STMicroelectronics. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced new products, we increasingly compete directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies attempting to sell products in specialized markets addressed by our products. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. Although average selling prices increased in 2000 and late 1999, during 1998 and early 1999 we experienced significant price competition in our non-volatile memory business and especially for EPROM and Flash products. We expect continuing competitive pressures in our markets from existing competitors and new entrants, which, among other things, could reverse the recent trend of strengthening average selling prices for our products.

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

WE MUST KEEP PACE WITH TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE

        The average selling prices of our products historically have decreased over the products' lives and are expected to continue to do so. As a result, our future success depends on our ability to develop and introduce new products which compete effectively on the basis of price and performance and which address customer requirements. We are continually in the process of designing and commercializing new and improved products to maintain our competitive position. The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. Our development of new products and our customers' decision to design them into their systems can take as long as three years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs, and the successful introduction of our products may be adversely affected by competing products or technologies serving markets addressed by our products. Our qualification process involves multiple cycles of testing and improving a product's functionality to ensure that our products operate in accordance with design specifications. If we experience delays in the introduction of new products, our future operating results could be harmed.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS

        Foreign product sales to customers accounted for approximately 64%, 65% and 65% of net revenues in 2000, 1999 and 1998. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. In recent years we have significantly expanded our international operations, most recently through our acquisitions of Temic (renamed Atmel Wireless and Microcontoller Group) in 1998 and a subsidiary of Thomson-CSF (renamed Atmel Grenoble) in May 2000. International sales and operations are subject to a variety of risks, including:

        -       greater difficulty in protecting intellectual property;

        -       greater difficulty in staffing and managing foreign operations;

        -       greater risk of uncollectible accounts;

        -       longer collection cycles;

        - potential unexpected changes in regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;

        -       sales seasonality; and

        - general economic and political conditions in these foreign markets.

        Further, we purchase a significant portion of our raw materials and equipment from foreign suppliers, and we incur labor and other operating costs in foreign currencies, particularly at our French and German manufacturing facilities. As a result, our costs will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could harm our operating results.

        Approximately 75%, 78% and 76% of our sales in 2000, 1999 and 1998 were denominated in U.S. dollars. During these periods our products became less price competitive in countries with currencies declining in value against the dollar. In 1998, our revenues declined by approximately $7 million due to the strengthening of the U.S. dollar against foreign currencies in the markets in which we sell products. In addition, in 1998 business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. While these conditions stabilized in 1999 and 2000, the continuance or worsening of adverse business and financial conditions in Asia, where 34% of our revenues were generated during 2000 and 1999, would likely harm our operating results.

WHEN WE TAKE FOREIGN ORDERS DENOMINATED IN LOCAL CURRENCIES, WE RISK RECEIVING LESS DOLLARS WHEN THESE CURRENCIES WEAKEN AGAINST THE DOLLAR, AND MAY NOT BE ABLE TO ADEQUATELY HEDGE AGAINST THIS RISK

        When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenue, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenue can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in yen were 6% of our revenue in 2000. Sales denominated in foreign currencies were 25% in 2000, compared to 22% in 1999. We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

IF WE FAIL TO MAINTAIN SATISFACTORY RELATIONSHIPS WITH MOTOROLA AND OTHER KEY CUSTOMERS, OUR BUSINESS MAY BE HARMED

        In 2000, 1999 and 1998, 12%, 12% and 14% of our net revenues were derived from sales to Motorola. Our ability to maintain close, satisfactory relationships with Motorola and other large customers is important to our business. A reduction, delay, or cancellation of orders from Motorola or our other large customers would harm our business. Moreover, our customers may vary order levels significantly from period to period, and customers may not continue to place orders with us in the future at the same levels as in prior periods. The loss of one or more of our key customers, or reduced orders by any of our key customers, could harm our business and results of operations.

OUR FAILURE TO SUCCESSFULLY INTEGRATE BUSINESSES OR PRODUCTS WE HAVE ACQUIRED COULD DISRUPT OR HARM OUR ONGOING BUSINESS

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

WE MAY FACE THIRD PARTY INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT COULD BE COSTLY TO DEFEND AND RESULT IN LOSS OF SIGNIFICANT RIGHTS

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products or processes. In the past, we have received specific allegations from major companies alleging that certain of our products infringe patents owned by such companies. In order to avoid the significant costs associated with our defense in litigation involving such claims, we may license the use of the technologies that are the subject of these claims from such companies and be required to make corresponding royalty payments, which may harm our operating results.

        We have in the past been involved in intellectual property infringement lawsuits which harmed our operating results. Although we intend to vigorously defend against any such lawsuits, we may not prevail given the complex technical issues and inherent uncertainties in patent and intellectual property litigation. Moreover, the cost of defending against such litigation, both in terms of management time and attention, legal fees and product delays, could be substantial, whatever the outcome. If any patent or other intellectual property claims against us are successful, we may be prohibited from using the technologies subject to these claims, and if we are unable to obtain a license on acceptable terms, license a substitute technology, or design new technology to avoid infringement, our business and operating results may be significantly harmed.

        We have several cross-license agreements with other companies. In the future, it may be necessary or advantageous for us to obtain additional patent licenses from existing or other parties, but these license agreements may not be available to us on acceptable terms, if at all.

OUR LONG-TERM DEBT COULD HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING, AND OUR ABILITY TO MEET OUR DEBT OBLIGATIONS WILL BE DEPENDENT UPON OUR FUTURE PERFORMANCE

        As of December 31, 2000 our long term debt less current portion was $669 million, the result of continued building and equipment purchases. At December 31, 1999, our long-term debt less current portion was approximately $654 million as we reduced our capital expenditures from prior years. An increase in our debt-to-equity ratio could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will depend upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

        Since a substantial portion of our operations are conducted through our subsidiaries, the cash flow and the consequent ability to service debt are partially dependent upon the earnings of our subsidiaries and the distribution of those earnings, or upon loans or other payments of funds by those subsidiaries, to us. These subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to our long-term debt or to make any funds available therefor, whether by dividends, distributions, loans or other payments. In addition, the payment of dividends or distributions and the making of loans and advances to us by any of our subsidiaries could in the future be subject to statutory or contractual restrictions and other various business considerations and contingent upon the earnings of those subsidiaries. Any right held by us to receive any assets of any of our subsidiaries upon its liquidation or reorganization will be effectively subordinated to the claims of that subsidiary's creditors, including trade creditors, except to the extent that we are recognized as a creditor of such subsidiary, in which case our claims would still be subordinate to any security interest in the assets of such subsidiary and any indebtedness of such subsidiary senior to that held by us.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE

        Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $961 million in 2000 and $172 million in 1999, and intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. We may seek additional equity or debt financing to fund further expansion of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

WE DEPEND ON INDEPENDENT ASSEMBLY CONTRACTORS WHICH MAY NOT HAVE ADEQUATE CAPACITY TO FULFILL OUR NEEDS AND WHICH MAY NOT MEET OUR QUALITY AND DELIVERY OBJECTIVES

        We manufacture wafers for our products at our fabrication facilities, and the wafers are initially tested at our facilities. After wafer testing, we ship the wafers to one of our independent assembly contractors located in China, Malaysia, the Philippines, South Korea, Taiwan and Thailand where the wafers are separated into die, packaged and, in some cases, tested. Our reliance on independent contractors to assemble, package and test our products involves significant risks, including reduced control over quality and delivery schedules, the potential lack of adequate capacity and discontinuance or phase-out of the contractors' assembly processes. These independent contractors may not continue to assemble, package and test our products for a variety of reasons. Moreover, because our assembly contractors are located in foreign countries, we are subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates. Accordingly, we may experience problems in timelines and the adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

WE ARE SUBJECT TO ENVIRONMENTAL REGULATIONS WHICH COULD IMPOSE UNANTICIPATED REQUIREMENTS ON OUR BUSINESS IN THE FUTURE. ANY FAILURE TO COMPLY WITH CURRENT OR FUTURE ENVIRONMENTAL REGULATIONS MAY SUBJECT US TO LIABILITY OR SUSPENSION OF OUR MANUFACTURING OPERATIONS

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

WE DEPEND ON CERTAIN KEY PERSONNEL, AND THE LOSS OF ANY KEY PERSONNEL MAY SERIOUSLY HARM OUR BUSINESS

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

FAILURE TO MANAGE OUR GROWTH MAY SERIOUSLY HARM OUR BUSINESS

        Our business has grown in recent years through both internal expansion and acquisitions, and continued growth may cause a significant strain on our infrastructure and internal systems. To manage our growth effectively, we must continue to improve and expand our management information systems, and we commenced an implementation of a new SAP enterprise resource planning and management system for our worldwide operations in 2000. Our success depends to a significant extent on the management skills of our executive officers. If we are unable to manage growth effectively, our results of operations will be harmed.

BUSINESS INTERRUPTIONS COULD HARM OUR BUSINESS

        Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In addition, business interruption insurance may not be enough to compensate us for losses that may occur and any losses or damages incurred by us as a result of business interruptions could significantly harm our business.

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

PROVISIONS IN OUR CERTIFICATE OF INCORPORATION MAY HAVE ANTI-TAKEOVER EFFECTS

        Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, voting rights, preferences and privileges and restrictions of those shares without the approval of our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, by making it more difficult for a third party to acquire a majority of our stock. In addition, the issuance of preferred stock could have a dilutive effect on our stockholders. We have no present plans to issue shares of preferred stock.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK

        We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available for sale, and consequently record them on the balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders' equity. We do not currently hedge these interest rate exposures. Given Atmel's current profile of interest rate exposures and the maturities of its investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statement of operations through December 31, 2001. In addition, some of our borrowings are at floating rates, so this would act as a natural hedge.

        Atmel has short term debt, long term debt and capital leases totaling approximately $842 million at December 31, 2000. Approximately $597 million of these borrowings have fixed interest rates. Atmel has approximately $245 million of floating rate debt that is based on the Euro and EuroYen interest rates. We do not hedge either of these interest rates and could be negatively affected should either of these rates increase significantly. A hypothetical 100 basis point increase in both of these interest rates would have a $2.45 million adverse impact on income before taxes on Atmel's Consolidated Statements of Operations for 2000. While there can be no assurance that both of these rates will remain at current levels, we believe these rates will not increase significantly (defined as an increase of more than 100 basis points) and cause any harm to our operations and financial position.


MARKET RISK SENSITIVE INSTRUMENTS

        We did not use derivative financial instruments in our operations during 2000.


FOREIGN CURRENCY RISK

        When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenue, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenue can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in yen were 6% of our revenue in 2000. Sales denominated in foreign currencies were 25% in 2000, compared to 22% in 1999. We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        SELECTED QUARTERLY FINANCIAL DATA


(Unaudited, in thousands,
except per share data)                First Quarter     Second Quarter   Third Quarter    Fourth Quarter
                                      -------------     --------------   -------------    --------------
YEAR ENDED DECEMBER 31, 2000
Net revenues                           $   429,186       $   478,758      $   530,393      $   574,335
Gross margin                               176,464           208,051          235,494          257,980
Net income                                  41,852            61,325           76,519           86,280
Basic net income per share                    0.10              0.14             0.17             0.19
Diluted net income per share                  0.09              0.13             0.16             0.18
Price range of common stock/share
     High                                    29.75             28.94            20.81            15.94
     Low                                     12.53             14.97            13.41             9.66
YEAR ENDED DECEMBER 31, 1999
Net revenues                           $   290,037       $   311,142      $   340,244      $   388,738
Gross margin                               103,872           116,932          128,477          154,579
Income before cumulative effect             16,698            15,404           17,306           33,039
     of accounting change
Net income (loss)                          (12,370)           15,404           17,306           33,039
Basic net income per share                   (0.03)             0.04             0.05             0.08
Diluted net income per share                 (0.03)             0.04             0.05             0.08
Price range of common stock/share
     High                                     4.70              6.55            10.47            15.19
     Low                                      3.52              4.28             6.59             7.69


        Other information required by this Item regarding Consolidated Financial Statements and supplementary data is set forth in the Consolidated Financial Statements and related notes, and Report of the Independent Accountants, which appear on pages 35 to 53 of this Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        Information required by this Item regarding directors and executive officers set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2001 (the "2001 Proxy Statement"), is incorporated herein by reference. Information regarding identification of Registrant's executive officers is set forth in Part I, Item 1 of this Report on Form 10-K under the caption "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION

        Information required by this Item regarding compensation of Registrant's directors and executive officers set forth under the captions "Director Compensation" and "Executive Compensation" in the 2001 Proxy Statement is incorporated herein by reference (except to the extent allowed by Item 402
(a)(8) of Regulation S-K).


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this Item regarding beneficial ownership of Registrant's common stock by certain beneficial owners and management of Registrant set forth under the caption "Security Ownership" in the 2001 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this Item regarding certain relationships and related transactions with management set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the 2001 Proxy Statement is incorporated herein by reference.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of, or incorporated by reference into, this Report on Form 10-K:

                1.      Financial Statements.

                        Consolidated Statements of Operations for the Three Years Ended December 31, 2000.

                        Consolidated Balance Sheets as of December 31, 2000 and 1999.

                        Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2000.

                        Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 2000.

                        Notes to Consolidated Financial Statements.

                        Report of Independent Accountants.

                2. Financial Statement Schedules. The following Financial Statement Schedules for the years ended December 31, 2000, 1999 and 1998 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto.

Schedule                                                             Page
--------                                                             ----
Report of Independent Accountants on
Financial Statement Schedule                                         54

Valuation and Qualifying Accounts                                    55

                        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

                3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

                        3.1(7)     Certificate of Incorporation of
                                   Registrant, as amended to date.

                        3.2        Bylaws of Registrant, as amended.

                        3.3(7) Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock (included in Exhibit 4.1).

                        4.1(7)     Amended and restated Preferred Shares
                                   Rights Agreement dated as of October 18,
                                   1999, between Atmel Corporation and
                                   BankBoston, N.A., a national banking
                                   association, including the Certificate of
                                   Determination, the form of Rights Certificate and the Summary of Rights.

                        10.1(1)+ 1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements there under.

                        10.2(1)+   1991 Employee Stock Purchase Plan, as
                                   amended.

                        10.3(3) Credit Agreement dated April 20, 1995, between Wells Fargo Bank and Registrant.

                        10.4(8) Form of Indemnification Agreement between Registrant and its officers and directors.

                        10.5(2) Consulting Agreement by and between Norman Hall and Registrant dated March 1, 1990.

                        10.6(4) 1996 Stock Plan and forms of agreements thereunder.

                        10.7(6) Indenture, dated as of April 21, 1998, by and between the Company and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture).

                        10.8(6) Registration Rights Agreement dated as of April 21, 1998, by and between the Company and Morgan Stanley & Co. Incorporated.

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

                (7) Incorporated by reference to exhibits to the Company's Registration Statement on Form 8-A/12G/A (No.000-19032) filed on December 6, 1999.

                (8) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                +       The item listed is a compensatory plan.

        (b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the fiscal quarter ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ATMEL CORPORATION

March 14, 2001                          By:/s/  George Perlegos
                                           -------------------------------------
                                           George Perlegos
                                           President and Chief Executive Officer




                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Perlegos and Donald Colvin, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on March 14, 2001 on behalf of the Registrant and in the capacities indicated:

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

/s/     Norm Hall                       Director
-------------------------------------
        (Norm Hall)

/s/  Gust Perlegos                      Director
-------------------------------------
      (Gust Perlegos)

/s/  T. Peter Thomas                    Director
-------------------------------------
    (T. Peter Thomas)

/s/  Tsung-Ching Wu                     Director
-------------------------------------
    (Tsung-Ching Wu)

      Pierre Fougere                    Director
-------------------------------------

                                ATMEL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Years Ended December 31,
                                                            -----------------------------------------------
(In thousands, except per share data)                           2000              1999              1998
                                                            -----------       -----------       -----------
NET REVENUES                                                $ 2,012,672       $ 1,330,161       $ 1,111,092
EXPENSES
Cost of revenues                                              1,134,683           826,301           717,147
Research and development                                        251,958           193,750           174,808
Selling, general and administrative                             210,404           167,132           149,069
Restructuring and in-process research and
  development charges                                                --                --            89,725
                                                            -----------       -----------       -----------
TOTAL EXPENSES                                                1,597,045         1,187,183         1,130,749
                                                            -----------       -----------       -----------
OPERATING INCOME (LOSS)                                         415,627           142,978           (19,657)
Interest and other income                                        53,787            35,623            16,197
Interest expense                                                (53,828)          (49,780)          (47,471)
                                                            -----------       -----------       -----------
INCOME (LOSS) BEFORE TAXES                                      415,586           128,821           (50,931)
Benefit from (provision for) income taxes                      (149,610)          (46,374)              893
                                                            -----------       -----------       -----------
Income (loss) before cumulative effect of
  accounting change                                             265,976            82,447           (50,038)

Cumulative effect of accounting change, net of tax                   --           (29,068)               --
                                                            -----------       -----------       -----------
NET INCOME (LOSS)                                           $   265,976       $    53,379       $   (50,038)
                                                            ===========       ===========       ===========
BASIC NET INCOME (LOSS) PER SHARE:
    Income (loss) before cumulative effect of
      accounting change                                     $      0.59       $      0.21       $     (0.12)

    Cumulative effect of accounting change, net of tax               --             (0.07)               --
                                                            -----------       -----------       -----------
    Net income (loss) per share                             $      0.59       $      0.14       $     (0.12)
                                                            ===========       ===========       ===========
DILUTED NET INCOME (LOSS) PER SHARE:
    Income (loss) before cumulative effect of
      accounting change                                     $      0.55       $      0.20       $     (0.12)

    Cumulative effect of accounting change, net of tax               --             (0.07)               --
                                                            -----------       -----------       -----------
    Net income (loss) per share                             $      0.55       $      0.13       $     (0.12)
                                                            ===========       ===========       ===========
SHARES USED IN BASIC NET INCOME (LOSS)
     PER SHARE CALCULATIONS                                     451,798           401,566           397,432
                                                            ===========       ===========       ===========
SHARES USED IN DILUTED NET INCOME (LOSS)
     PER SHARE CALCULATIONS                                     491,989           414,644           397,432
                                                            ===========       ===========       ===========


The accompanying notes are an integral part of these statements.

                                ATMEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31,
                                                                    -----------------------------
(In thousands, except per share data)                                   2000              1999
                                                                    -----------       -----------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                           $   448,281       $   251,272
Short-term investments                                                  514,263           161,190
Accounts receivable, net of allowance for doubtful accounts of
     $19,687 in 2000 and $20,770 in 1999                                392,384           281,843

Inventories                                                             289,054           274,065
Other current assets                                                    148,212            70,938
                                                                    -----------       -----------
      TOTAL CURRENT ASSETS                                            1,792,194         1,039,308
Fixed assets, net                                                     1,927,817           938,562
Other assets                                                             53,876            37,040
Cash -- restricted                                                       51,000                --
                                                                    -----------       -----------
      TOTAL ASSETS                                                  $ 3,824,887       $ 2,014,910
                                                                    ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                   $   173,866       $   147,166
Trade accounts payable                                                  655,450           278,562
Accrued liabilities and other                                           326,352            94,584
Deferred income on shipments to distributors                             33,703            31,500
                                                                    -----------       -----------
      TOTAL CURRENT LIABILITIES                                       1,189,371           551,812
Long-term debt                                                          545,803           378,540
Convertible notes                                                       122,700           275,493
Other long-term liabilities                                              72,156             7,586
                                                                    -----------       -----------
      TOTAL LIABILITIES                                               1,930,030         1,213,431
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Common stock; par value $0.001: Authorized: 500,000 shares;
  Shares issued: 462,473 at December 31, 2000 and
  404,178 at December 31, 1999                                              462               404
Additional paid in capital                                            1,226,412           396,763
Accumulated other comprehensive loss                                    (53,465)          (51,160)
Retained earnings                                                       721,448           455,472
                                                                    -----------       -----------
      TOTAL STOCKHOLDERS' EQUITY                                      1,894,857           801,479
                                                                    -----------       -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 3,824,887       $ 2,014,910
                                                                    ===========       ===========

The accompanying notes are an integral part of these statements.

                                ATMEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                             Years Ended December 31,
                                                                   -------------------------------------------
                                                                      2000            1999            1998
                                                                   -----------       ---------       ---------
CASH FROM OPERATING ACTIVITIES
Net income (loss)                                                  $   265,976       $  53,379       $ (50,038)
Items not requiring the use of cash:
        Depreciation and amortization                                  255,215         200,879         199,568
        Restructuring and in-process research and development               --              --          89,725
        Cumulative effect of accounting change                              --          48,980              --
        Gain (Loss) on Sales of Fixed Assets                             3,553         (14,996)           (524)
        Provision for doubtful accounts receivable                       7,721           5,150          16,144
        Provision for excess and obsolete inventory                     (3,129)          2,373            (246)
        Other                                                            7,896           9,278         (12,644)
Changes in operating assets and liabilities
        Accounts receivable                                           (100,183)        (34,392)          9,611
        Inventories                                                      5,158         (33,401)        (83,989)
        Prepaid taxes and other assets                                 (73,517)          5,298          56,879
        Trade accounts payable and other accrued liabilities           268,781          17,023         (58,382)
        Income taxes payable                                            54,164           3,557         (31,095)
        Deferred income on shipments to distributors                     2,203           7,330          (1,086)

                                                                   -----------       ---------       ---------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                 693,838         270,458         133,923
                                                                   -----------       ---------       ---------

CASH FROM INVESTING ACTIVITIES
Acquisition of fixed assets                                           (961,401)       (171,820)       (187,728)
Sales of Fixed Assets                                                    3,023          19,285           1,581
Acquisitions                                                                --            (200)        (41,226)
Purchase of other businesses                                           (13,781)         (7,374)        (99,250)
Purchase of investments                                               (526,776)        (96,500)       (151,188)
Sale or maturity of investments                                        178,461         102,940         148,102

                                                                   -----------       ---------       ---------
             NET CASH USED BY INVESTING ACTIVITIES                  (1,320,474)       (153,669)       (329,709)
                                                                   -----------       ---------       ---------

CASH FROM FINANCING ACTIVITIES
Issuance of notes payable                                               51,570          21,564          41,044
Proceeds from issuance of convertible bonds                                 --              --         115,004
Proceeds from capital leases and notes                                 307,000          83,596         142,179
Principal payments capital leases and notes                           (173,745)       (132,417)       (107,038)
Tax benefit from exercise of options                                        --           5,235              --
Payment for settlement of warrants                                          --          (7,619)         (2,550)
Repurchase of common stock                                             (42,909)             --         (20,047)
Issuance of common stock                                               701,661          12,431          11,886

                                                                   -----------       ---------       ---------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  843,578         (17,210)        180,478
                                                                   -----------       ---------       ---------

Effect of foreign currency translation adjustment                      (19,933)        (10,028)          2,719
                                                                   -----------       ---------       ---------

Net increase (decrease) in cash                                        197,009          89,551         (12,589)
                                                                   -----------       ---------       ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       251,272         161,721         174,310
                                                                   -----------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   448,281       $ 251,272       $ 161,721
                                                                   ===========       =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
INTEREST PAID                                                           53,828          38,124          35,648
INCOME TAXES PAID                                                       66,847          13,184           1,161
ISSUANCE OF STOCK FOR OTHER ASSETS                                         261             197           2,652
FIXED ASSET PURCHASES IN ACCOUNTS PAYABLE                              356,338          83,070          19,376


The accompanying notes are an integral part of these statements.

                                ATMEL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(In thousands)                                     Common Stock                                        Accumulated
                                              --------------------     Additional                         other
                                                              Par       Paid in         Retained      comprehensive
                                               Shares        Value      Capital         Earnings      income (loss)       Total
                                              --------       -----    -----------       ---------     -------------    -----------
BALANCES, DECEMBER 31, 1997                    398,892       $ 399    $   351,185       $ 452,131       $(17,281)      $   786,434
Sales of stock
   Exercise of options                           2,114           2          2,622              --             --             2,624
   Employee stock purchase plan                  2,494           2          6,608              --             --             6,610
   Issuance for purchase of DCT                    832           1          2,651              --             --             2,652
Repurchase of shares                            (5,600)         (5)       (20,041)             --             --           (20,046)
Payment on settlement of warrants                   --          --         (2,550)             --             --            (2,550)
Put warrants reclassification, net                  --          --        (10,800)             --             --           (10,800)

Other comprehensive income
   Unrealized gain on investments                   --          --                             --            540               540
   Foreign currency translation adjustment          --          --                             --         16,770            16,770
Net loss                                            --          --                        (50,038)            --           (50,038)
                                              --------       -----    -----------       ---------       --------       -----------
Comprehensive income (loss)                         --          --                        (50,038)        17,310           (32,727)
                                              --------       -----    -----------       ---------       --------       -----------
BALANCES, DECEMBER 31, 1998                    398,732         399        329,675         402,093             29           732,196
Sales of stock
   Exercise of options                           2,690           2          6,128              --             --             6,130
   Employee stock purchase plan                  2,702           3          6,297              --             --             6,300
   Issuance for asset acquisition                   54          --            197              --             --               197
Tax benefit from exercise of options                --          --          5,235              --             --             5,235
Payment on settlement of warrants                   --          --         (7,619)             --             --            (7,619)
Put warrants reclassification, net                  --          --         56,850              --             --            56,850

Other comprehensive income
   Unrealized loss on investments                   --          --                             --         (3,410)           (3,410)
   Foreign currency translation adjustment          --          --                             --        (47,779)          (47,779)
Net income                                          --          --                         53,379             --            53,379
                                              --------       -----    -----------       ---------       --------       -----------
Comprehensive income (loss)                         --          --                         53,379        (51,189)            2,189
                                              --------       -----    -----------       ---------       --------       -----------
BALANCES, DECEMBER 31, 1999                    404,178         404        396,763         455,472        (51,160)          801,479
Sales of stock
   Exercise of options                           4,279           4          9,280              --             --             9,284
   Employee stock purchase plan                    925           1          8,954              --             --             8,955
   Common stock offering                        40,000          40        683,382              --             --           683,422
   Issuance for business acquisition                --          --            261              --             --               261
Tax benefit from exercise of options                --          --         12,728              --             --            12,728
Repurchase of shares                            (3,810)         (4)       (42,905)             --             --           (42,909)
Convertible Sub Guar Step-Up Notes              16,901          17        157,949              --             --           157,966

Other comprehensive income
   Unrealized gain on investments                   --          --                             --          1,757             1,757
   Foreign currency translation adjustment          --          --                             --         (4,062)           (4,062)
Net income                                          --          --                        265,976             --           265,976
                                              --------       -----    -----------       ---------       --------       -----------
Comprehensive income (loss)                         --          --                        265,976         (2,305)          263,671
                                              --------       -----    -----------       ---------       --------       -----------
BALANCES, DECEMBER 31, 2000                    462,473         462    $ 1,226,412       $ 721,448       $(53,465)      $ 1,894,857
                                              ========       =====    ===========       =========       ========       ===========



        The accompanying notes are an integral part of these statements.

                                ATMEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except per share and employee data)

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

        Atmel Corporation designs, develops, manufactures and markets a broad range of high-performance nonvolatile memory and logic integrated circuits using its proprietary complementary metal-oxide semiconductor (CMOS) technologies. Atmel's products are used in a range of applications in the telecommunications, computing, networking, consumer and automotive electronics and other markets. Atmel's customers comprise a diverse group of U.S. and non-U.S. original equipment manufacturers (OEMs) and distributors.

FISCAL YEAR CHANGE

        Effective January 1, 1999, Atmel changed its fiscal year from a 52 or 53-week year ending on the Monday nearest the last day in December of each year to a calendar year ending December 31. The quarters have changed from a 13-week quarter to a calendar quarter. For presentation purposes, fiscal 1998 has been disclosed as ending on December 31.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Atmel and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

        Atmel maintains its cash balances at a variety of financial institutions and has not experienced any material losses relating to such instruments. Atmel invests its excess cash in accordance with its investment policy that has been reviewed and approved by the Board of Directors to minimize credit risk.

ACCOUNTS RECEIVABLE

        Allowance for doubtful accounts is calculated based on the aging of Atmel's accounts receivable, historical experience, current and future short-term business conditions and management judgment. Atmel writes off accounts receivable against the allowance when Atmel determines a balance is uncollectible and no longer actively pursues collection of the receivable.

INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out for materials and purchased parts and average cost for work in progress) or market and comprise the following:

December 31,                         2000          1999
                                   --------      --------
Materials and purchased parts      $ 26,671      $ 19,527
Finished goods                       78,938        61,840
Work in progress                    183,445       192,698
                                   --------      --------
TOTAL                              $289,054      $274,065
                                   ========      ========

FIXED ASSETS

        Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

        Buildings and improvements          10 to 20 years
        Machinery and equipment             2 to 5 years
        Furniture and fixtures              5 years

REVENUE RECOGNITION

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

        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin: No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Atmel has adopted SAB 101 and such adoption did not have a material effect on our results of operations.

GRANT RECOGNITION

        Atmel receives grants from certain government authorities for expanding operations or performing technical services. Grants are recognized as receivable at the time specified milestones have been met for receiving them.

FOREIGN CURRENCY TRANSLATION

        Atmel uses the U.S. dollar as its functional currency and its major international subsidiaries use their local currencies as their respective functional currencies. The effect of translating the accounts of Atmel's foreign subsidiaries into U.S. dollars has been included in stockholders' equity as a cumulative foreign currency translation adjustment. Gains and losses from remeasurement of assets and liabilities denominated in currencies other than the respective functional currencies are included in the consolidated statements of operations. Gains and (losses) due to foreign currency remeasurement included in interest and other income for the years ended December 31, 2000, 1999 and 1998 was $4,352, $3,244 and ($283).

STOCK-BASED COMPENSATION

        Atmel accounts for stock-based compensation, including stock options granted and shares issued under the Employee Stock Purchase Plan, using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost for stock options, if any, is recognized ratably over the vesting period. Atmel's policy is to grant options with an exercise price equal to the quoted market price of our stock on the grant date. Atmel provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation."

CERTAIN RISKS AND CONCENTRATIONS

        Atmel sells its products primarily to OEMs and distributors in North America, Europe and Asia, generally without requiring any collateral. Atmel performs ongoing credit evaluations and maintains adequate allowances for potential credit losses. Atmel has no significant concentration of credit risk in its accounts receivable at December 31, 2000.

        Atmel's products are concentrated in the semiconductor industry, which is highly competitive and rapidly changing. Significant technological changes in the industry could affect operating results adversely. Atmel's inventories include high-technology parts and components that may be specialized in nature or subject to rapid technological obsolescence. While Atmel has programs to minimize the required inventories on hand and considers technological obsolescence in estimating required allowances to reduce recorded amounts to market values, such estimates could change in the future.

INCOME TAXES

        Atmel's provision for (benefit from) income tax comprises its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. No United States taxes are provided on earnings of non-United States subsidiaries to the extent such earnings are deemed to be permanently invested.

LONG-LIVED ASSETS

        Atmel periodically evaluates the recoverability of its long-lived assets in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," based upon the estimated cash flows estimated to be generated by the related asset. The evaluation is performed at the lowest level for which there are identifiable, independent cash flows.

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

(in thousands, except per share data)        1999           1998
                                           --------       --------
Net Income (loss) as reported              $ 53,379       $(50,038)

Deferred start-up costs expensed            (29,068)        19,524
                                           --------       --------
Proforma net income (loss)                 $ 82,447       $(69,562)
                                           ========       ========

Diluted earnings per share:
    Net Income (loss) as reported              0.13          (0.12)
    Proforma net income (loss)                 0.20          (0.17)

COMPREHENSIVE INCOME

        Comprehensive income is defined as a change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for Atmel arises from foreign currency translation adjustments and an unrealized gain
(loss) on securities. Comprehensive income is shown in the statement of stockholders' equity. As of December 31, 2000, the accumulated other comprehensive income (loss) consisted of ($2,116) of unrealized loss on securities and ($51,349) of foreign currency translation adjustments. As of December 31, 1999, the accumulated other comprehensive income (loss) consisted of ($3,873) of unrealized loss on securities and ($47,287) of foreign currency translation adjustments.

RECENT PRONOUNCEMENTS

SFAS 133

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 pursuant to the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 by one year. Upon adoption of SFAS No. 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 amends certain terms and conditions of SFAS 133. We will adopt SFAS No. 133 and 138 in our quarter ending March 31, 2001. We believe the adoption of the statements will not have a significant effect on our results of operations.

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


RECLASSIFICATIONS

        Certain reclassifications have been made to the 1998 and 1999 amounts to conform to the 2000 presentations. These reclassifications did not change the previously reported net income (loss) or the total assets of Atmel.


NOTE 2

ACQUISITIONS AND DISPOSITIONS

ACQUISITION OF TEMIC

        On March 1, 1998 Atmel acquired the integrated circuit business of Temic Telefunken Microelectronic (Temic) of Heilbronn, Germany, a wholly owned subsidiary of Vishay Intertechnology, Inc for $99,250 in cash. The acquisition of Temic included its wholly owned subsidiary, MHS based in Nantes, France. Temic designs, manufactures and sells analog, microcontroller and ASIC products that service the automotive, telecommunications, consumer and industrial markets. In 2000 Temic was renamed "Atmel Wireless and Microcontroller Group."

        The fair value of the assets acquired exceeded the purchase price by approximately $131,000. As a result, the fair value of the long term assets acquired was reduced. The following is a summary of the allocation of the purchase price (in thousands).


    Purchase price                                          $99,250
                                                        ============

    Developed technology                                     19,661

    Work force in place                                       3,681
    In-process technology                                    23,425
    Other assets, net of assumed liabilities                 52,483
                                                        ------------
                                                            $99,250
                                                        ============

        In-process technology was charged to operations upon acquisition. At December 31, 2000 and 1999, developed technology and workforce in place, net of accumulated amortization amounted to $-0- and $9,433.

        The amount allocated to in-process technology represented purchased in-process technology for three projects that had not yet reached technological feasibility as of the acquisition date and had no alternative future use. For all in-process projects, value was determined by estimating the net cash flows resulting from the completion of these projects reduced to the percentage of completion of the project. Net cash flows were tax effected using estimated income taxes consistent with Atmel's anticipated tax rate for the foreseeable future and then discounted back to their present value at a discount rate of 18% based on Atmel's required risk adjusted weighted average rate of return.

        The nature of the efforts to develop all purchased in-process technology into commercially viable products and processes principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products and processes can meet their design specification, including function, features and technical performance requirements. Because these projects were in-process there was uncertainty whether they could be successfully developed and result in the net cash flows that were originally estimated at acquisition. It is reasonably possible that the development of this technology could fail because of either prohibitive cost, Atmel's inability to perform the required completion efforts, or other factors outside Atmel's control such as a change in the market for the resulting developed products. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase. Should Atmel's development efforts fail or encounter significant delay then Atmel's future returns may be significantly reduced. If the development efforts are unsuccessful, Atmel may be unable to recover its investment in these projects, may be less well positioned to benefit from new product markets in these areas and Atmel's future operating results could be adversely affected. Atmel cannot guarantee that it will realize revenue from these products in the amounts estimated.

        Atmel currently believes the aggregate net cash flows originally anticipated at acquisition will be realized and that there has been no material change in the expected return on investment related to these projects.

        The fair value allocated to each of the in-process projects was as follows:

Product developments          $ 8,784
Process developments            9,621
System level integration        5,020
                              -------
                              $23,425
                              =======


ACQUISITION OF DCT

        In June 1998, Atmel acquired all of the remaining outstanding common and preferred stock of DCT for $1,151 cash and 831,864 shares of Atmel common stock. Certain of the selling stockholders of DCT were officers and family of officers of Atmel who participated in the transaction on the same terms as other selling stockholders. Atmel previously owned less than 20% of the preferred stock of DCT and recorded the investment at cost. DCT is engaged in the design, production and marketing of data communication products. The excess of the purchase price over the acquired assets amounted to $5,084 and was allocated to goodwill. Goodwill is being amortized over its estimated useful life of 5 years. At December 31, 2000, goodwill, net of accumulated amortization, amounted to $1,824. The pre-acquisition revenue and net income of DCT was not material to the results of Atmel for the years ended December 31, 2000 and 1999 and, accordingly, no pro forma results have been presented.

ACQUISITION OF SMART INFORMATION TRANSFER (SIT)

        On April 9, 1999 Atmel acquired substantially all of the assets and assumed certain associated liabilities of the SIT business of the Semiconductor Products Sector of Motorola, Inc. for $7,400. The transaction was accounted for as a purchase.

ACQUISITION OF THOMSON-CSF SEMICONDUCTEURS SPECIFIQUE (TCS)

        In May 2000 Atmel acquired Thomson-CSF Semiconducteurs Specifique, or TCS, which had been a wholly-owned subsidiary of Thomson-CSF. TCS, which has been renamed Atmel Grenoble, specializes in the development and manufacture of ASICs, including image sensors, as well as analog, digital and radio frequency ASICs, and products manufactured using SiGe processes. The acquisition price and preacquisition revenue and net income of TCS were not material to Atmel.

ACQUISITION OF WAFER FABRICATION FACILITIES

        In January 2000 Atmel purchased an 8 inch wafer fabrication facility located in Irving, Texas. The facility is approximately 650,000 square feet.

        In September 2000 Atmel purchased an 8 inch wafer fabrication facility and related leasehold interests and assets located in North Tyneside, UK. The facility is approximately 750,000 square feet. In connection with this purchase Atmel paid $49 million to acquire a ten year lease on the land and buildings and has the right to acquire title to the buildings by July 2002 for an additional payment of $51 million. Atmel has placed $51 million in escrow for this transaction and it is shown in the balance sheet as restricted cash. Additionally, the Company will have the right to acquire title to the land in 2016 for a nominal amount.

DISPOSITION OF ASSETS

        In January 1999 Atmel completed the sale of certain items of plant and equipment in Rousset, France for $17,600 in cash. Atmel recorded a pre-tax gain of $14,900 ($9,500 after-tax), after disposal costs, which is included in Atmel's Consolidated Statements of Operations under the caption "Interest and other income."


NOTE 3

BALANCE SHEET DETAIL

        Other current assets consist of the following:

  December 31,                 2000         1999
                           --------      -------
 Deferred income taxes     $ 42,777      $37,396
 VAT receivable              49,525        9,933
 Grants receivable           28,362        4,162
 Other                       27,548       19,447
                           --------      -------
  Total                    $148,212      $70,938
                           ========      =======


        Other assets consist of the following:

  December 31,                       2000         1999
------------------------------      -------      -------
 Developed technology               $    --      $ 9,433
 Prepaid royalty                     26,322        9,000
 Software licenses                    4,923           --
 Investment in other businesses      13,328       12,329
 Capitalized financing costs          6,919        5,792
 Other                                2,384          486
                                    -------      -------
  Total                             $53,876      $37,040
                                    =======      =======


        Restricted cash of $51,000 is held in escrow pending completion of the North Tyneside facility purchase, which is expected to close prior to July 2002.

        Accrued liabilities and other consist of the following:

  December 31,                                 2000         1999
                                             --------      -------
 Advance payments from customers             $131,343      $    --
 Federal, state, local and foreign taxes       97,753       42,048
 Accrued salaries, benefits and other          46,516       35,858
 Deferred grants                               26,754        2,837
 Accrued returns, royalties and licenses       23,986       13,841
                                             --------      -------
  Total                                      $326,352      $94,584
                                             ========      =======


        Atmel has entered into a number of technology license agreements with unrelated third parties. Generally, the agreements require a one-time or annual license fee. In addition, Atmel may be required to pay a royalty on sales of certain products that are derived under these licensing arrangements. The royalty expense is accrued in the period in which the revenues incorporating the technology are recognized.


NOTE 4

SHORT-TERM INVESTMENTS

        All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders' equity. Realized gains and losses are recorded based on the specific identification method. For fiscal years 2000, 1999 and 1998, gross realized gains and losses on short term investments were $17, $12, and $90. The carrying amount of Atmel's investments is shown in the table below:

                                                          2000                          1999
                                               -------------------------   ---------------------------
December 31,                                   Book Value   Market Value   Book Value     Market Value
                                               ----------   ------------   ----------     ------------
U.S. Government obligations                     $124,905      $124,557      $  99,577       $ 98,551
State and municipal securities                    43,149        43,012         53,713         53,280
Corporate securities and other obligations       346,005       346,694          9,452          9,359
                                                --------      --------      ---------       --------
                                                 514,059       514,263        162,742        161,190
Allowance for unrealized gains (losses)              204            --         (1,552)            --
                                                --------      --------      ---------       --------
TOTAL                                           $514,263      $514,263      $ 161,190       $161,190
                                                ========      ========      =========       ========


        At December 31, 2000, investments with scheduled maturities within one year were $310,552 and for one year to three years were $203,507. At December 31, 1999, investments with scheduled maturities within one year were $53,548 and for one to three years were $107,642. Atmel has classified all investments with maturity dates of 90 days or more as short term since it has the intent and ability to redeem them within the year.


NOTE 5

FIXED ASSETS

 December 31,                                 2000              1999
                                       -----------       -----------
Land                                   $    34,052       $    14,591
Buildings and improvements                 473,794           417,990
Machinery and equipment                  1,512,629         1,030,826
Furniture and fixtures                      21,761            15,719
Construction in progress                   643,618            63,431
                                       -----------       -----------
                                         2,685,854         1,542,557

Less accumulated depreciation and
 amortization                             (758,037)         (603,995)
                                       -----------       -----------
TOTAL                                  $ 1,927,817       $   938,562
                                       ===========       ===========


        Fixed assets include machinery and equipment acquired under capital leases of $743,642, and $410,336 at December 31, 2000 and 1999. Related accumulated depreciation amounted to $296,195 and $144,019.

        Construction in progress consists of equipment additions in progress and building and land associated with the purchase in September 2000 of the wafer fabrication facility in North Tyneside, UK.


NOTE 6

BORROWING ARRANGEMENTS

        Information with respect to Atmel's debt obligations is shown in the following table:

December 31,                              2000            1999
                                        ---------       ---------
Various non-interest-bearing notes      $  17,708       $  37,665
Various interest-bearing notes             97,900          97,347
Convertible notes                         132,793         275,493
Capital lease obligations                 593,968         390,694
                                        ---------       ---------
                                        $ 842,369       $ 801,199
Less amount due within one year          (173,866)       (147,166)
                                        ---------       ---------
Long-term debt due after one year       $ 668,503       $ 654,033
                                        =========       =========


        The non-interest-bearing notes are due in varying amounts through the year 2003 and have been discounted between 6% and 9%. The interest-bearing notes bear interest at 7.5% and include loans where interest rates are based on the London Inter-Bank Official Rate and the short-term French PIBOR. A Japanese currency loan has been recorded net of unrealized foreign currency gain of $1,958 at December 31, 2000 versus net of unrealized foreign currency loss of $4,582 at December 31, 1999. A French currency loan has been recorded net of unrealized foreign currency gain of $11,092 at December 31, 2000 versus net of unrealized foreign currency gain of $11,104 at December 31, 1999.


        In April 1998, Atmel completed a zero coupon convertible debt financing, which raised $115,004. The debt is convertible, at the option of the holder, into Atmel's common stock at the rate of 55.932 shares per $1,000 principal amount at maturity of the debt. The effective interest rate of the debt is 5.5% per annum. The debt is not redeemable by Atmel prior to April 21, 2003. Thereafter, the debt will be redeemable for cash, at the option of Atmel in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. In addition, the debt is redeemable at the option of the holder as of April 21, 2003, 2008 and 2013, at prices equal to the issue price plus accrued interest. Atmel may, at its option, elect to redeem the debt for cash or common stock of Atmel, or any combination thereof. Pursuant to a Registration Rights Agreement dated April 21, 1998, between Atmel and Morgan Stanley and Co, Atmel was required to have an effective registration statement of the above securities 90 days after issuance. The registration statement filed on Form S-3 became effective August 11, 1999, and in accordance with the Agreement, certain penalties accrued and were paid out in August 1999.

        Future payments of long-term debt and capital leases are as follows:

                      2001          2002          2003         2004         2005      thereafter
                    --------      --------      --------      -------      -------    ----------
Notes payable       $ 31,406      $ 53,925      $161,108      $   324      $    13         $--
Capital leases       142,460       119,425       168,602       78,486       49,168      37,452

        The carrying amount of Atmel's long-term debt instruments (excluding capital leases) approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to Atmel for similar debt obligations at December 31, 2000.


NOTE 7

STOCK ACTIVITY

STOCK OFFERINGS

        On February 3, 2000 Atmel sold 36 million shares of common stock at a price of $17.75 per share for net proceeds of $613 million. On September 26, 2000 Atmel sold 4 million shares of common stock in a global offering. The global offering consisted of a public offering in France on the Premier Marche of the Paris Stock Exchange, an offering to institutional investors in the rest of the world, and a public offering in the United States at a price of 21.84 euros or $18.50 U.S. per share, for net proceeds of $70 million.

STOCK SPLIT

        On July 14, 2000 Atmel's Board of Directors approved a two-for-one stock split, to be effected as a stock dividend. Stockholders of record at the close of business August 11, 2000 received one additional share for each share already held. All per share data in this report reflects this stock split, as well as the December 1999 stock split.

STOCK REPURCHASE

        During November and December 2000 Atmel repurchased 3.8 million shares at a cost of $42,909.

CONVERSION OF DEBT TO STOCK

        In June 2000 Atmel redeemed the 3.25% Convertible Subordinated Guaranteed Step-Up Notes due in 2002. The aggregate principal amount outstanding was $150 million. Note holders had the option to convert their Notes into shares of Atmel Corporation common stock or redeem for cash. $149,998,000 principal amount of notes was converted into shares of common stock, constituting a total of 16,901,156 shares. $2,000 principal amount of notes was presented for cash redemption, totaling $2,161.


NOTE 8

COMMITMENTS AND CONTINGENCIES

        Atmel leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options of two to four years. Atmel also leases certain manufacturing equipment under operating leases. Rental expense for 2000, 1999, and 1998 was $17,995, $9,311 and $7,996. Rental payments over the remaining term of these leases are as follows (in thousands):

2001         2002       2003       2004       2005     thereafter
----         -----      -----      -----      -----    ----------
$12,712      5,792      4,898      4,310      3,328      2,894

        Atmel is involved in certain legal matters in the ordinary course of business. The amount or range of possible loss, if any, is not reasonably subject to estimation.

        During the normal course of business the Company is notified of claims that it may be infringing on patents issued to other parties and is currently involved in license negotiations. Should the Company elect to enter into license agreements with other parties or should the other parties resort to litigation, the Company may be obligated in the future to make payments or to otherwise compensate these third parties which could have an adverse effect on the Company's financial condition or results of operations.

NOTE 9

TAXES ON INCOME

        The provision for (benefit from) income taxes consists of the following:

Years Ended December 31,          2000           1999           1998
                                ---------       --------       --------
Federal           Current       $ 120,817       $ 21,542       $ (1,651)
                  Deferred        (12,866)        (1,770)        (5,475)

State             Current          11,527          2,927             --
                  Deferred         (1,604)        (1,989)        (4,217)

Foreign           Current          23,145          7,250         10,450
                  Deferred          8,591         18,414             --
                                ---------       --------       --------
TOTAL INCOME TAX                $ 149,610       $ 46,374       $   (893)
                                =========       ========       ========


        The tax provision for 1999 excludes tax benefit relating to preproduction start-up costs which has been presented under the caption "Cumulative effect of accounting change, net of tax" in the Statement of Operations.

December 31,                                           2000           1999
                                                   --------       --------
DEFERRED INCOME TAX ASSETS
Fixed assets                                       $  3,431       $     --
Allowance for accounts receivable                     6,772          2,729
Deferred income on shipments to distributors          8,157          9,243
Net operating loss                                   30,357         27,125
Start-up costs                                        9,091         17,956
Reserch and development and other tax credits        13,285         23,261
Reserve for recurring charges                         8,480         10,602
Other                                                   218          2,440
                                                   --------       --------
Total deferred income tax assets                     79,791         93,356
Less valuation allowance                             (9,971)       (20,887)
                                                   --------       --------
Net deferred income tax assets                       69,820         72,469
                                                   --------       --------

 DEFERRED INCOME TAX LIABILITIES
 Fixed assets                                            --        (18,905)
 State taxes                                         (3,521)        (5,042)
 Deferred grant and other income                    (24,856)        (5,748)
 Mark to market                                      (5,754)       (12,964)
                                                   --------       --------
 Total deferred tax liabilities                     (34,131)       (42,659)
                                                   --------       --------

                                                   --------       --------
 TOTAL NET DEFERRED INCOME TAX ASSETS              $ 35,689       $ 29,810
                                                   ========       ========


        The valuation allowance relates primarily to non-US operations.

        Atmel's effective tax rate differs from the United States federal statutory income tax rate as follows:

Years Ended December 31,                          2000           1999           1998
                                                -------        -------        -------
United States federal statutory
  income tax rate                                 35.00%         35.00%        (35.00)%
Foreign operations                                 1.44           2.66          14.97
In-process research and development                0.00           0.00          20.24
State taxes, net of federal income tax
  benefit                                          0.22           0.49          (5.38)
Other, net                                        (0.66)         (2.15)          3.42
                                                -------        -------        -------
EFFECTIVE TAX RATE (BENEFIT)                      36.00%         36.00%         (1.75)%
                                                -------        -------        -------

        Income before income taxes included income from foreign subsidiaries of $193,352, $98,874, and ($7,676) and in 2000, 1999 and 1998.

        The Company has estimated net operating loss carryforwards of approximately $83,543, the majority of which pertain to its operations in France. There is no expiration on the use of these losses.

        Atmel's United States income tax returns for the years 1993 through 1996 are presently under examination by the Internal Revenue Service (IRS) and a request for an appeals hearing has been filed. Additionally, Atmel has been notified that the IRS will begin its examination of the 1997 through 1998 tax years. Management believes that adequate amounts of tax and related interest and penalties, if any, have been provided for any adjustments that may result for the years under examination.


NOTE 10

EMPLOYEE OPTION AND STOCK PURCHASE PLANS

        Atmel has two stock option plans--the 1986 Incentive Stock Option Plan (1986 Plan) and the 1996 Stock Option Plan (1996 Plan). The 1986 Plan expired in April 1996. The 1996 Plan, which has reserved 36 million shares of Common Stock for issuance thereunder, was approved by the stockholders on April 26, 1996. Under Atmel's 1996 Plan, Atmel may issue common stock directly or grant options to purchase common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel's 1986 Plan and 1996 Plan is set forth below:

                                                                       Outstanding Options
                                  -------------------------------------------------------------------------------------------
                                                                                                                  Weighted
                                                                           Exercise          Aggregate             Average
                                    Available          Number of             Price            Exercise            Ex. Price
                                    For Grant           Options            Per Share            Price             Per Share
                                 -------------       -------------       -------------      -------------       -------------
BALANCES, DECEMBER 31, 1997              8,460              21,846       $0.19 - 10.69      $      90,490       $        4.29
Options Granted                        (25,056)             25,056         1.85 - 4.77             71,562                2.86
Options Cancelled                       22,604             (22,604)       2.00 - 10.69           (110,311)               4.88
Options Expired                         (2,884)
Options Exercised                                           (2,112)        0.54 - 4.32             (2,624)               1.25
                                 -------------       -------------       -------------      -------------       -------------
BALANCES, DECEMBER 31, 1998              3,124              22,186         0.19 - 9.22             49,117                2.25
Options Authorized                      20,000
Options Granted                         (4,052)              4,052        3.67 - 12.47             28,212                6.47
Options Cancelled                          666                (666)        1.85 - 9.05             (2,132)               3.20
Options Expired                            (42)
Options Exercised                                           (2,690)        0.19 - 9.22             (6,151)               2.28
                                 -------------       -------------       -------------      -------------       -------------
BALANCES, DECEMBER 31, 1999             19,696              22,882        0.19 - 12.47             69,046                2.99
Options Granted                         (4,655)              4,655       12.13 - 24.44             71,766               16.24
Options Cancelled                          732                (732)       1.84 - 24.44             (5,386)               7.33
Options Expired                           (160)
Options Exercised                                           (4,279)       0.19 - 17.13             (9,280)               2.24
                                 -------------       -------------       -------------      -------------       -------------
BALANCES, DECEMBER 31, 2000             15,613              22,526       $0.53 - 24.44      $     126,146       $        5.61
                                 =============       =============       =============      =============       =============


        The weighted average fair value of options granted during 2000, 1999 and 1998 were $16.24, $6.47 and $2.86 per share. The number of shares exercisable under Atmel's stock option plans at December 31, 2000, 1999 and 1998 were 13,375, 13,654 and 5,624.

        Atmel's Board of Directors approved option repricing programs effective January 14, 1998 and October 9, 1998. Under the repricing program, then current U.S. employees (other than certain insiders) holding outstanding options with exercise prices above $4.25 and $2.99 per share, could elect to amend such options to change the exercise price to $4.25 and $2.99 per share, the fair market value on the effective dates. All other terms of such options remained unchanged, except that the repriced options are not exercisable for a period of one year after the effective date of the repricing. If an employee voluntarily terminates his or her employment prior to the end of the one-year non-exercise period, the amended options will be forfeited and the unexercised shares returned to the 1996 Plan.

        The following table summarizes the stock options outstanding at December 31, 2000:

                                     Options Outstanding                          Options Exercisable
                       ----------------------------------------------        ----------------------------
                                           Weighted -      Weighted -                          Weighted -
  Range of                                  Average          Average                            Average
  Exercise               Number            Remaining        Exercise           Number           Exercise
   Prices              Outstanding      Contractual Life      Price          Exercisable         Price
-------------          -----------      ----------------   ----------        -----------       ----------
 $ 0.53 - 1 06            1,534            1.8 years         $ 0.08             1,534            $ 0.81
   1.13 - 1.98           10,801               6.0              1.98             8,383              1.98
   2.03 - 9.67            5,715               6.9              5.57             3,032              4.83
  11.50 - 24 44           4,476               9.4             16.01               426             17.11
                         ------                                                ------
 $ 0.53 - 24 44          22,526               6.7              5.61            13,375              2.97
                         ======                                                ======


        Atmel has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation. Accordingly, no compensation cost has been recognized for the 1986 Plan and 1996 Plan. If the compensation cost for the 1986 Plan and 1996 Plan had been determined based on the fair value at the grant date for options granted in 2000, 1999 and 1998 consistent with the provisions of SFAS 123, Atmel's net income (loss) and net income (loss) per share for 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                                         2000 basic      2000 diluted         1999             1998
                                                        -----------      ------------     -----------      ------------
Net income (loss) -- as reported                        $   265,976      $   272,769      $    53,379      $   (50,038)
Net income (loss) -- pro forma                          $   251,258      $   258,051      $    44,852      $   (59,447)
Basic net income (loss) per share-- as reported         $      0.59               --      $      0.14      $     (0.12)
Basic net income (loss) per share -- pro forma          $      0.56               --      $      0.11      $     (0.15)
Diluted net income (loss) per share -- as reported               --      $      0.55      $      0.13      $     (0.12)
Diluted net income (loss) per share -- pro forma                 --      $      0.52      $      0.11      $     (0.15)


        The fair value of each option grant for both 1986 Plan and 1996 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                        2000            1999          1998
                                     -----------     -----------   -----------
Risk-free interest                       6.3%            5.4%          5.3%
Expected life after vesting (years)  0.72 - 1.31     0.69 - 1.22   0.37 - 0.75

Expected volatility                       88%             60%           55%
Expected dividend                        $ 0             $ 0           $ 0

        The weighted average expected life was calculated based on the period from the vesting date to the exercise date and the exercise behavior of the employees.

        Under the 1991 Employee Stock Purchase Plan, qualified employees are entitled to purchase shares of Atmel's common stock at 85 percent of the fair market value at certain specified dates. Of the 22 million shares authorized to be issued under this plan, 6.7 million shares were available for issuance at December 31, 2000.

NOTE 11

RETIREMENT PLAN

        Atmel maintains a 401(k) Tax Deferred Savings Plan for the benefit of qualified employees. Atmel matches each eligible employee's contribution with up to a maximum of five hundred dollars. The matching contribution made by Atmel was $1,108, $871, and $804 for 2000, 1999 and 1998.


NOTE 12

OPERATING SEGMENTS

        Effective December 31, 1998, Atmel adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports. It also establishes standards for related disclosures about products, geographic areas and major customers.

        Atmel has four reportable segments, each of which require different design, development and marketing resources to produce and sell semiconductor integrated circuits: ASICs , Logic, Nonvolatile Memories, and Atmel Wireless and Microcontroller Group (formerly known as "Temic"). The ASIC segment designs, develops and markets semicustom gate arrays, cell-based integrated circuits, and full custom application-specific integrated circuits as well as smartcards to meet specialized customer requirements for high performance devices in a broad variety of customer-specific applications. The Logic segment designs, develops and markets microcontrollers, erasable programmable logic devices (EPLDs), and field programmable gate arrays (FPGAs) for sale to customers who use them in products for telecommunications, computers, networking, image processing, industrial and military applications, and avionics. The Nonvolatile Memories segment designs, develops and markets erasable programmable read-only memories (EPROMs), electrically erasable programmable read-only memories (EEPROMs), and Flash memories for a marketplace characterized by standardized products and commodity pricing. The Atmel Wireless and Microcontroller Group segment is a wholly owned European subsidiary producing analog, microcontroller and specialty products to service the automotive, telecommunications, consumer and industrial markets. Although some of its products overlap with one or more of the other segments, the WMG segment is managed as a discrete business with its own design, development, manufacturing and marketing resources.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Atmel evaluates performance based on income or loss from operations before interest, nonrecurring gains and losses, foreign exchange gains and losses, and income taxes.

        Atmel's six inch wafer manufacturing facility in Colorado Springs, Colorado and its eight inch wafer manufacturing facility in Rousset, France are manufacturing cost centers serving the non-WMG segments. These facilities' operating costs are reflected in the segments' cost of revenues on the basis of product standard costs. Because operating segments are defined by the products they design and sell, they do not make sales to each other. Other than WMG, whose assets are separately identifiable, Atmel does not report assets, or track expenditures on long-lived assets by operating segment. Three of Atmel's reportable segments are groupings of product families each of which requires different design, development, selling and distribution capabilities. The WMG segment is also managed separately as a discrete business unit with its own design, development, manufacturing and marketing resources.

Information about segments:

                                                                     Nonvolatile                     All
                                           ASIC         Logic         Memories         WMG           Other          Total
                                         --------      --------      -----------     --------      ---------      ----------
YEAR ENDED DECEMBER 31, 1998

Net revenue from external customers      $278,467      $100,532      $  493,662      $238,431     $       --      $1,111,092

Depreciation and amortization                  --            --              --        14,887        184,681         199,568
Segment operating income                   19,749        13,327          43,486         4,905             --          81,467
Segment assets                                 --            --              --       133,777      1,828,960       1,962,737
Expenditures for long lived assets             --            --              --        14,802        172,926         187,728


YEAR ENDED DECEMBER 31, 1999

Net revenue from external customers      $335,061      $102,682      $  617,128      $275,290     $       --      $1,330,161

Depreciation and amortization                  --            --              --        14,830        192,502         207,332
Segment operating income                   71,698        16,115          59,809        26,206             --         173,828
Segment assets                                 --            --              --       240,683      1,774,227       2,014,910
Expenditures for long lived assets             --            --              --        25,807        146,013         171,820


YEAR ENDED DECEMBER 31, 2000

Net revenue from external customers      $517,982      $144,983      $1,049,133      $300,574     $       --      $2,012,672


Depreciation and amortization                  --            --              --        16,019        239,196         255,215

Segment operating income                  109,026        44,061         292,084        56,340             --         501,512
Segment assets                                 --            --              --       353,156      3,471,731       3,824,887
Expenditures for long lived assets             --            --              --        54,157        907,244         961,401



Reconciliations of segment information to financial statements:

                                               2000              1999              1998
                                            -----------       -----------       -----------
Net revenues
Total external revenues for reportable
  segments                                  $ 2,012,672       $ 1,330,161       $ 1,111,092
Other revenues                                       --                --                --
                                            -----------       -----------       -----------
  Total consolidated revenue                $ 2,012,672       $ 1,330,161       $ 1,111,092
                                            ===========       ===========       ===========
Operating income (loss)
Total income for reportable segments        $   501,512       $   173,828       $    81,467
Unallocated amounts:
    Corporate R&D                               (52,215)          (25,780)          (11,200)
    Start up costs                              (29,045)               --                --
    Nonrecurring charges                             --                --           (66,300)
    Corporate expenses                           (4,625)           (5,070)          (23,624)
                                            -----------       -----------       -----------
    Operating Income (loss)                 $   415,627       $   142,978       $   (19,657)
                                            ===========       ===========       ===========
Assets
Total assets for reportable segments        $   353,156       $   240,683       $   133,777
Other unallocated amounts                     3,471,731         1,774,227         1,828,960
                                            -----------       -----------       -----------
    Consolidated total assets               $ 3,824,887       $ 2,014,910       $ 1,962,737
                                            ===========       ===========       ===========

                                      2000                                 1999                                   1998
                        --------------------------------      --------------------------------      --------------------------------
                         Revenues      Long-lived assets       Revenues      Long-lived assets       Revenues      Long-lived assets
                        ----------     -----------------      ----------     -----------------      ----------     -----------------
United States           $  652,827        $1,046,779          $  457,450          $533,921          $  387,783          $572,520
Germany                    187,676            46,705             142,081            41,847             111,248            65,890
France                      84,059           690,030              70,991           358,802              51,972           323,733
Japan                      144,857                --             100,141                --              89,344                --
Rest of Asia               531,062                --             352,568                --             270,646                --
Rest of Europe             290,614           140,173             196,387                --             145,749                --
Rest of World              121,577             4,130              10,543             3,992              54,350             1,983
                        ----------        ----------          ----------          --------          ----------          --------
Total                   $2,012,672        $1,927,817          $1,330,161          $938,562          $1,111,092          $964,126
                        ==========        ==========          ==========          ========          ==========          ========


        Revenues are attributed to countries based on delivery locations.

        One customer accounted for $231,922, $160,472 and $156,036 of revenues in 2000, 1999, and 1998.


NOTE 13

STOCKHOLDER RIGHTS PLAN

        In September 1998, the Board of Directors approved a stockholder rights plan, and in October, 1999 the Board of Directors approved an amended and restated rights plan, under which stockholders of record on September 16, 1998 received rights to purchase ("Rights") one-thousandth of a share of Atmel's Series A preferred stock for each outstanding share of Atmel's common stock. The Rights are exercisable at an exercise price of $50, subject to adjustment. The Rights will separate from the common stock and Rights certificates will be issued and the Rights will become exercisable upon the earlier of: (1) fifteen
(15) days (or such later date as may be determined by a majority of the Board of Directors) following a public announcement that a person or group of affiliated associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of Atmel's outstanding common stock, or (2) fifteen (15) business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20 percent or more of the outstanding common stock of Atmel. The Rights expire on the earlier of (1) October 15, 2009, (2) redemption or exchange of the Rights, or (3) consummation of a merger, consolidation or assets sale resulting in expiration of the Rights.


NOTE 14

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

        A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows:

Years Ended December 31,                                  2000          1999           1998
                                                        --------      --------      ---------
Basic net income (loss) (numerator)                     $265,976      $ 53,379      $ (50,038)
Interest on convertible bond                               6,793
Diluted net income (loss) (numerator)                   $272,769      $ 53,379      $ (50,038)

Shares used in basic net income (loss) per share
     calculations (denominator)                          451,798       401,566        397,432
          Dilutive effect of stock options                14,118        13,078             --
          Convertible bond                                 7,043            --             --
          Zero coupon bond                                19,030            --             --
Shares used in diluted net income (loss) per share
     calculations (denominator)                          491,989       414,644        397,432

Basic net income (loss) per share                       $   0.59      $   0.14      $   (0.12)
Diluted net income (loss) per share                     $   0.55      $   0.13      $   (0.12)


        The number of common stock equivalents from exercise of stock options and convertible debt not included in the calculation of diluted net income
(loss) per share because they were anti-dilutive was 658, 23,950 and 24,452 in 2000, 1999 and 1998.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Atmel Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Atmel Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Atmel's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
San Jose, California


January 25, 2001

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors
of Atmel Corporation

Our audits of the consolidated financial statements of Atmel Corporation and subsidiaries referred to in our report dated January 25, 2001, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
San Jose, California

January 25, 2001

                                   SCHEDULE II

                                ATMEL CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
          FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)



                             BALANCE
                               AT                                                      BALANCE AT
                           BEGINNING     CHARGED                                         END OF
DESCRIPTION                OF PERIOD   TO EXPENSES   DEDUCTIONS          OTHER           PERIOD
-----------                ---------   -----------   ----------         -------        ----------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS RECEIVABLE:
Fiscal year ended 1998      $24,623      $16,144      $(15,157)(1)      $ 9,000(2)       $34,610

Fiscal year ended 1999      $34,610      $ 5,150      $(18,990)(1)           --          $20,770
Fiscal year ended 2000      $20,770      $ 4,218      $ (5,084)(1)      $  (217)         $19,687


(1)     Represents the write-off of specific accounts receivable balances.

(2) Represents the allowance for doubtful accounts receivable in connection with the acquisition of Temic (see Note 2 of Notes to Consolidated Financial Statements).

INDEX TO EXHIBITS

    Exhibit
    Number                      Description
    -------                     -----------
     3.1(7)    Certificate of Incorporation of Registrant, as amended to date.

     3.2       Bylaws of Registrant, as amended.

     3.3(7)    Certificate of Determination of Rights, Preferences and
               Privileges of Series A Preferred Stock (included in Exhibit 4.1).

     4.1(7) Amended and restated Preferred Shares Rights Agreement dated as of October 18, 1999, between Atmel Corporation and BankBoston,
               N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights.

    10.1(1)+ 1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements thereunder.

    10.2(1)+   1991 Employee Stock Purchase Plan, as amended.

    10.3(3) Credit Agreement dated April 20, 1995, between Wells Fargo Bank and Registrant.

    10.4(8) Form of Indemnification Agreement between Registrant and its officers and directors.

    10.5(2) Consulting Agreement by and between Norman Hall and Registrant dated March 1, 1990.

    10.6(4)    1996 Stock Plan, as amended and forms of agreements thereunder.

    10.7(6) Indenture, dated as of April 21, 1998, by and between the Company and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture).

    10.8(6) Registration Rights Agreement dated as of April 21, 1998, by and between the Company and Morgan Stanley & Co. Incorporated.

    21.1       Subsidiaries of Registrant.

    23.1       Consent of Independent Accountants.

    24.1       Power of Attorney (included on the signature pages hereof).


(1) Incorporated by reference to exhibits to Atmel's Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991.

(2) Incorporated by reference to exhibits to Atmel's Annual Report on Form 10-K for the year ended December 31, 1992.

(3) Incorporated by reference to exhibits to Atmel's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Incorporated by reference to exhibits to Atmel's Registration Statement on Form S-8 (File No. 333-15823) filed on November 8, 1996.

(5) Incorporated by reference to exhibits to Atmel's Report on Form 8-K (File No. 000-19032) filed on June 4, 1997.

(6) Incorporated by reference to exhibits to Atmel's Registration Statement on Form S-3, as amended (File No. 333-59261), filed on July 16, 1998.

(7) Incorporated by reference to exhibits to Atmel's Registration Statement on Form 8-A/12G/A (No.000-19032) filed on December 6, 1999.

(8) Incorporated by reference to exhibits to Atmel's Annual Report on Form 10-K for the year ended December 31, 1999.

+       The item listed is a compensatory plan.