Form 10-Q
period 2001-03-31
ATMEL CORP
filed 2001-05-14
CIK 872448

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________



                         Commission File Number 0-19032

                                ATMEL CORPORATION
                                  (Registrant)


                        DELAWARE                                                     77-0051991
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)

                              2325 ORCHARD PARKWAY
                           SAN JOSE, CALIFORNIA 95131
                    (Address of principal executive offices)

                                 (408) 441-0311
                          Registrant's telephone number

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On May 4, 2001, Registrant had outstanding 463,957,360 shares of Common Stock.

                                ATMEL CORPORATION

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001

                                      INDEX



                                                                                                                PAGE
                                                                                                                ----
PART I:    FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000                1

                     Condensed Consolidated Statements of Operations for the three months ended
                     March 31, 2001 and March 31, 2000                                                            2

                     Condensed Consolidated Statements of Cash Flows for the three months ended
                     March 31, 2001 and March 31, 2000                                                            3

                     Condensed Consolidated Statements of Comprehensive Income for the three months ended
                     March 31, 2001 and March 31, 2000                                                            4

                     Notes to Condensed Consolidated Financial Statements                                         5

           Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations        7

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                  23

PART II:   OTHER INFORMATION

           Item 1.   Legal Proceedings                                                                           24

           Item 2.   Changes in Securities and Use of Proceeds                                                   24

           Item 6.   Exhibits and Reports on Form 8-K                                                            24

SIGNATURES                                                                                                       25

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                ATMEL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                  MARCH 31, 2001           December 31, 2000
                                                                  --------------           -----------------
                                                                   (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                     $   422,432                $   448,281
     Short term investments                                            329,315                    514,263
     Accounts receivable                                               353,385                    392,384
     Inventories                                                       300,321                    289,054
     Other current assets                                              160,804                    148,212
                                                                   -----------                -----------
          TOTAL CURRENT ASSETS                                       1,566,257                  1,792,194
     Fixed assets, net                                               2,110,254                  1,927,817
     Other assets                                                       52,742                     53,876
     Cash - restricted                                                  51,000                     51,000
                                                                   -----------                -----------
          TOTAL ASSETS                                             $ 3,780,253                $ 3,824,887
                                                                   ===========                ===========

CURRENT LIABILITIES
     Current portion of long-term debt                             $   156,936                $   173,866
     Trade accounts payable                                            573,050                    655,450
     Accrued liabilities and other                                     349,713                    326,352
     Deferred income on shipments to distributors                       36,008                     33,703
                                                                   -----------                -----------
          TOTAL CURRENT LIABILITIES                                  1,115,707                  1,189,371
     Long-term debt less current portion                               519,028                    535,711
     Convertible notes                                                 134,554                    132,792
     Other long-term liabilities                                        72,717                     72,156
                                                                   -----------                -----------
          TOTAL LIABILITIES                                          1,842,006                  1,930,030
                                                                   -----------                -----------

STOCKHOLDERS' EQUITY
     Common stock                                                          464                        462
     Additional paid in capital                                      1,234,206                  1,226,412
     Accumulated other comprehensive loss                              (73,885)                   (53,465)
     Retained earnings                                                 777,462                    721,448
                                                                   -----------                -----------
          Total stockholders' equity                                 1,938,247                  1,894,857
                                                                   -----------                -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 3,780,253                $ 3,824,887
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

                                ATMEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per-share data)
                                   (Unaudited)


                                                                         Three Months Ended
                                                                               March 31,
                                                                    -------------------------------
                                                                      2001                   2000
                                                                    ---------             ---------
NET REVENUES                                                        $ 525,944             $ 429,186
EXPENSES
     Cost of revenues                                                 314,750               252,722
     Research and development                                          69,195                61,913
     Selling, general and administrative                               55,149                45,110
                                                                    ---------             ---------
          TOTAL OPERATING EXPENSES                                    439,094               359,745
                                                                    ---------             ---------
OPERATING INCOME                                                       86,850                69,441
Interest and other income (expenses), net                                 672                (4,048)
                                                                    ---------             ---------
INCOME BEFORE TAXES                                                    87,522                65,393
Income tax provision                                                  (31,508)              (23,541)
                                                                    ---------             ---------
NET INCOME                                                          $  56,014             $  41,852
                                                                    =========             =========
BASIC NET INCOME PER SHARE:                                         $    0.12             $    0.10
DILUTED NET INCOME PER SHARE:                                       $    0.12             $    0.09
SHARES USED IN BASIC NET INCOME PER SHARE CALCULATIONS                463,400               426,970
                                                                    =========             =========
SHARES USED IN DILUTED NET INCOME PER SHARE CALCULATIONS              494,013               478,656
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

                                ATMEL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                               Three Months Ended
                                                                                    March 31,
                                                                          -------------------------------
                                                                            2001                  2000
                                                                          ---------             ---------
CASH FROM OPERATING ACTIVITIES
     Net income                                                           $  56,014             $  41,852
     Items not requiring the use of cash
          Depreciation and amortization                                      72,353                51,547
          Loss (gain) on sale of fixed assets                                (1,086)                1,963
          Other                                                               1,601                 7,074
     Changes in operating assets and liabilities
          Accounts receivable                                                35,185               (24,700)
          Inventories                                                       (15,944)                4,017
          Prepaid taxes and other assets                                    (23,208)               (5,773)
          Trade accounts payable and other accrued liabilities              (21,597)               18,443
          Income taxes payable                                               17,494                    --
          Deferred income on shipments to distributors                        2,305                (1,470)
                                                                          ---------             ---------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                    123,117                92,953
                                                                          ---------             ---------

CASH FROM INVESTING ACTIVITIES
     Acquisition of fixed assets                                           (332,719)             (168,992)
     Sales of fixed assets                                                    1,180                 1,280
     Purchase of investments                                                (49,114)              (11,106)
     Sale or maturity of investments                                        236,839                13,945
                                                                          ---------             ---------
             NET CASH USED IN INVESTING ACTIVITIES                         (143,814)             (164,873)
                                                                          ---------             ---------

CASH FROM FINANCING ACTIVITIES
     Proceeds from capital leases and notes                                  40,474                33,719
     Principal payments on capital leases and notes                         (61,767)              (22,756)
     Issuance of common stock                                                 7,795               620,928
                                                                          ---------             ---------
           NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              (13,498)              631,891
                                                                          ---------             ---------

Effect of foreign currency on cash and cash equivalents                       8,346                (7,438)
                                                                          ---------             ---------

Net (decrease) increase in cash and cash equivalents                        (25,849)              551,412
Cash and cash equivalents at beginning of period                            448,281               251,272
                                                                          ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 422,432             $ 802,684
                                                                          =========             =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
INTEREST PAID                                                             $   3,726             $   7,856
INCOME TAXES PAID                                                         $  14,369             $      41
FIXED ASSET PURCHASES IN ACCOUNTS PAYABLE                                 $ 318,070             $  89,381


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                    Unaudited




                                                             Three Months Ended
                                                                  March 31,
                                                         -----------------------------
                                                           2001                  2000
                                                         --------             --------
Net income                                               $ 56,014             $ 41,852
Other comprehensive loss, net of tax:
     Foreign currency translation adjustments             (23,396)             (16,079)
     Unrealized gains (losses) on securities                2,976                 (436)
                                                         --------             --------
Other comprehensive loss                                  (20,420)             (16,515)
                                                         --------             --------
Comprehensive income                                     $ 35,594             $ 25,337
                                                         ========             ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ATMEL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                      (In thousands, except per share data)
                                   (Unaudited)



1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

        These unaudited interim financial statements reflect our financial position and that of our subsidiaries as of March 31, 2001. The statements also show our results of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2001 and 2000. These interim statements include all normal recurring adjustments that we believe are necessary to fairly present our financial position. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000. The year-end condensed balance sheet data was derived from our audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The income statements for the periods presented are not necessarily indicative of results that we expect for any future period, nor for the entire year. Prior year amounts have been reclassified to conform with current presentation.

2. INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out for raw materials and purchased parts, and average cost for work in progress) or market, and comprise the following:


                                                March 31, 2001             December 31, 2000
                                                --------------             -----------------
Raw materials and purchased parts                   $ 30,695                   $ 26,671
Finished goods                                        85,770                     78,938
Work in progress                                     183,856                    183,445
                                                    --------                   --------
Total                                               $300,321                   $289,054
                                                    ========                   ========


3. SHORT TERM INVESTMENTS

        Short term investments at March 31, 2001 and December 31, 2000 comprise debt securities consisting primarily of US government and municipal agency securities, US and foreign corporate debt securities, commercial paper, auction rate preferred stock, certificates of deposit, and overnight deposits.

        All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders' equity.

4. NET INCOME PER SHARE

        A reconciliation of the numerator and denominator of basic and diluted net income per share is provided in the following table. All shares have been restated to reflect the 2-for-1 stock split effected in August 2000.



                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                   ----------------------------
(in thousands, except per share data)                                                2001                 2000
                                                                                   --------            --------
Basic net income  (numerator)                                                      $ 56,014            $ 41,852
Interest saved on convertible bonds, net of taxes                                     1,159               2,478
                                                                                   --------            --------
Diluted net income  (numerator)                                                    $ 57,173            $ 44,330
                                                                                   ========            ========

Shares used in basic net income per share calculations (denominator):
  Weighted average shares of common stock outstanding (basic)                       463,400             426,970
Dilutive effect of stock options                                                     11,583              15,744
Dilutive effect of convertible bonds                                                 19,030              35,942
                                                                                   --------            --------
Shares used in diluted net income per share calculations (denominator):
  Weighted average shares of common stock outstanding (diluted)                     494,013             478,656
                                                                                   ========            ========
Basic net income per share                                                         $   0.12            $   0.10
                                                                                   ========            ========
Diluted net income per share                                                       $   0.12            $   0.09
                                                                                   ========            ========


5. OPERATING SEGMENTS

        We have four reportable segments: Application Specific Integrated Circuits (ASIC), Logic, Nonvolatile Memories (NVM), and Wireless and Microcontroller Group (WMG). Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits.

Information about segments:


                                                    ASIC         Logic         NVM         WMG         Total
                                                  --------     --------     --------     --------     --------
THREE MONTHS ENDED MARCH 31, 2001

Net revenues from external customers              $142,499     $ 52,160     $252,547     $ 78,738     $525,944
Segment operating income                            33,567       17,188       52,436       14,117      117,308

THREE MONTHS ENDED MARCH 31, 2000

Net revenues from external customers              $101,516     $ 30,044     $227,684     $ 69,942     $429,186
Segment operating income                            21,137        4,619       49,618        8,664       84,038

Reconciliations of segment information to financial statements:


                                                                    Three Months Ended
                                                                         March 31,
                                                                 ------------------------
                                                                    2001           2000
                                                                 ---------      ---------
     Operating income
     Total income for reportable segments                        $ 117,308      $  84,038
     Unallocated amounts:
         Corporate R&D                                             (11,701)       (13,000)
         Startup expenses                                          (17,816)         --0--
         Corporate expenses                                           (941)        (1,597)
                                                                 ---------      ---------
     Consolidated operating income before interest and taxes     $  86,850      $  69,441
                                                                 =========      =========

6. RECENT PRONOUNCEMENTS

SFAS 133

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 pursuant to the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 by one year. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 amends certain terms and conditions of SFAS 133. We have adopted SFAS No. 133 and 138 in the quarter ending March 31, 2001. The adoption of the statements did not have a significant effect on our results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2000. In this report, all share numbers and per share amounts have been retroactively adjusted to reflect our 2-for-1 stock split in the form of a 100% stock dividend to stockholders of record as of August 11, 2000.

Forward Looking Statements

        Investors are cautioned that certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, statements in "Research and Development" regarding the importance of continued investments in process technology and product development; and in "Liquidity and Capital Resources" regarding collection of receivables, and regarding the sufficiency of our current resources to meet operating and capital requirements. These statements are based on current expectations and projections about the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to factors such as the effect of changing economic conditions; material changes in currency exchange rates, political instability in countries where we manufacture and/or sell our products; disruptions in production or conditions in the overall semiconductor market (including the historic cyclicality of the industry); risks associated with product demand and market acceptance risks; the impact of competitive products and pricing;

delays in new product development, manufacturing capacity utilization, product mix and technological risks and other risk factors identified in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K. The Company undertakes no obligation to update any forward looking statements in this Form 10-Q.

RESULTS OF OPERATIONS

        The following table shows certain operating data as a percentage of net revenues:


                                                         Three Months Ended
                                                              March 31,
                                                     -------------------------
                                                      2001                2000
                                                     ------             ------
Net revenues                                         100.00%            100.00%
Expenses
     Cost of revenues                                  59.8               58.9
     Research and development                          13.2               14.4
     Selling, general and administrative               10.5               10.5
                                                     ------             ------
Total expenses                                         83.5               83.8
Operating income                                       16.5               16.2
Interest and other income (expenses), net               0.1               -1.0
                                                     ------             ------
Income before taxes                                    16.6               15.2
Income tax provision                                   -6.0               -5.5
                                                     ------             ------
Net income (loss)                                      10.6%               9.7%
                                                     ======             ======

NET REVENUES

        Revenues for the first quarter of 2001 totaled $526 million, an increase of $97 million or 23% from the first quarter of 2000. Beginning late in the fourth quarter of 2000, the semiconductor industry began to experience a downturn, particularly in North America, and worldwide semiconductor sales are projected to decline by approximately 17% in 2001 from 2000. Our business has been impacted by this recent downturn, with the effect that our net revenues of $526 million in the first quarter of 2001 declined by $48 million (or 8%) from $574 million in the fourth quarter of 2000. We expect the current downturn to negatively affect revenues through the second quarter of 2001.

NET REVENUES - BY SEGMENT

        Atmel's net revenues by segment for the three months ended March 31, 2001 and 2000 are summarized in the following table:



(in thousands)                           Three Months Ended March 31,
                              ------------------------------------------------
Segment                         2001                2000              Increase
                              --------            --------            --------
ASIC                          $142,499            $101,516            $ 40,983
Logic                           52,160              30,044              22,116
Nonvolatile Memory             252,547             227,684              24,863
WMG                             78,738              69,942               8,796
                              --------            --------            --------
Total                         $525,944            $429,186            $ 96,758
                              ========            ========            ========

        Revenue for every segment increased in the first quarter compared to one year ago, but the largest increase was in the ASIC segment.

        ASIC segment revenues grew by $41 million in the first quarter of 2001 over the same period in 2000 primarily because of our acquisition of Atmel Grenoble in May 2000. Atmel Grenoble accounted for $25 million of revenues in the ASIC segment during the first quarter of 2001. Unit shipments and selling prices were also stronger in the first quarter of 2001 compared to the same quarter of 2000.

        Logic segment revenues increased more than $22 million in the first quarter of 2001 compared to the same quarter of 2000 because both unit shipments and selling prices increased.

        Nonvolatile Memory (NVM) revenues increased by almost $25 million in the first quarter of 2001 compared to the same period in 2000 because of higher selling prices offset by lower unit shipments.

        We normally expect a steady, predictable rate of price decline throughout a product's life cycle. However, the semiconductor industry historically has been cyclical and characterized by wide fluctuations in product supply and demand. As a result, the industry experiences significant downturns from time to time, as it did in 1998, and as it is currently experiencing. These downturns are marked by diminished product demand, production overcapacity and consequent accelerated erosion of average selling prices. Because NVM products are commodity oriented, they are subject to greater declines in average selling prices than other product areas within our company. The commodity memory portion of the semiconductor industry has suffered from excess capacity since late in the fourth quarter of 2000, and previously during all of 1998 through the first quarter of 1999, which led and may be leading to greater than normal price erosion during these and subsequent periods.

NET REVENUES - BY GEOGRAPHIC AREA

        The Company's net revenues by geographic area for the three-month periods ended March 31, 2001 and 2000 are summarized as follows (in millions):


                              Three Months Ended
                                  March 31
                         --------------------------
Region                      2001               2000
                         -------            -------
Europe                   $ 180.2            $ 118.1
Asia                       180.1              151.7
North America              146.3              147.6
Other                       19.3               11.8
                         -------            -------
                         $ 525.9            $ 429.2
                         =======            =======

        Sales to Europe increased 53% or $62 million in the first quarter of 2001 compared to the same period in 2000 due to stronger selling prices. Atmel Grenoble's European sales of $15 million in the first quarter of 2001 also contributed to the increase.

        Sales to Asia, including Japan, increased about 19%, or $28 million, to $180 million in the first quarter of 2001, compared to sales of $152 million in the first quarter of 2000 due to significantly higher selling prices.

        North American sales were nearly the same in the first quarter of 2001 compared to 2000, and decreased as a percent of total sales. Unit selling prices increased in the first quarter of 2001 compared to the same quarter in 2000, but were offset by lower unit shipments.

        In the first quarter of 2001, approximately 20% of sales were denominated in foreign currencies compared to 21% in the first quarter of 2000. Exchange rate changes did not significantly impact our sales that were denominated in foreign currencies.

COST OF REVENUES AND GROSS MARGIN

        Our cost of revenues as a percentage of net revenues increased to 60% in the first quarter of 2001, compared with 59% in the first quarter of 2000, due to increased start up costs associated with our Irving, Texas and North Tyneside, UK wafer fabrication facilities and costs associated with additional manufacturing capacity that we established over the past year in anticipation of growth in demand for our products.

        If the current downturn in the semiconductor industry which began late in the fourth quarter of 2000 continues or worsens, our wafer fabrication capacity would continue to be underutilized, and our inability to quickly reduce fixed costs such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities would further harm our operating results.

        If net revenues do not continue to increase sufficiently in future periods our business could be harmed. We experienced production delays and yield difficulties in connection with earlier expansions of our wafer fabrication capacity. Production delays, difficulties in achieving acceptable yields at any of our fabrication facilities or overcapacity could harm our operations.

RESEARCH AND DEVELOPMENT

        As a percentage of net revenue, research and development cost decreased to 13% in the first quarter of 2001 from 14% in the first quarter of 2000. However, in dollar amounts spent, research and development expenses increased 12% in the first quarter of 2001, compared with the same quarter in 2000. We continue our investment in the shrinking of the die size of our integrated circuits from 0.5-micron line widths to 0.35-micron, 0.25-micron, 0.18-micron and 0.13-micron line widths; enhancement of mature products; development of new products; advancement of complementary metal-oxide semiconductor, bipolar CMOS, and silicon germanium process technologies; manufacturing improvements; and the costs associated with increasing production capacity in Colorado Springs and Rousset. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve, and we are committed to high levels of expenditures for research and development.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses increased by 22% to $55 million in the first quarter of 2001 from $45 million in the first quarter of 2000 due to higher selling expenses associated with increased sales. As a percentage of net revenue, selling, general and administrative expenses continued to be 11% in the first quarter of 2001, the same as in the first quarter of 2000.

INTEREST AND OTHER INCOME (EXPENSES), NET

        We recorded $1 million of net interest and other income for the first quarter of 2001, compared to $4 million of net interest and other expenses for the corresponding period of 2000. Higher interest income from larger cash and investment balances, and a decrease in interest expense contributed to the change. The decrease in interest expense is due to a combination of lower interest rates and a lower average level of debt.

INCOME TAX PROVISION

        Atmel's effective tax rate was 36% for the three months ended March 31, 2001 and March 31, 2000. For the remainder of 2001 we expect the effective tax rate to continue at 36%.

NET INCOME

        Net income of $56 million for the first quarter of 2001 marked a $14 million increase from the first quarter of 2000. The increase corresponds directly to the increase in net revenues and improved manufacturing efficiencies from increased wafer output and smaller integrated circuit sizes. However, net income for the first quarter of 2001 declined $30 million from $86 million in the fourth quarter of 2000, principally as the result of a decline in net revenue of $48 million and the difficulty associated with reducing fixed costs such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2001, we had $422 million in cash and cash equivalents, a decrease of $26 million from December 31, 2000. Short term investments also declined by $185 million. Our working capital decreased to $451 million, compared to about $603 million at December 31, 2000. This 25% decrease in working capital is as a result of the reduction in short term investments, partially offset by decreases in trade accounts payable and current portion of long-term debt. Accounts receivable decreased 10% to $353 million at March 31, 2001 from $392 million at December 31, 2000. The average days of accounts receivable outstanding were 61 days for the first quarter of 2001 and 62 days for the fourth quarter of 2000, however average days outstanding could increase during the most recent downturn in the semiconductor industry that began late in the fourth quarter of 2000. We monitor collection risks and provide an adequate allowance for doubtful accounts related to these risks. While there can be no guarantee of collecting these receivables, we believe that substantially all net receivables will be collected, given our customer's current credit ratings. For the three months ended March 31, 2001, there were no material write-offs of accounts receivables. Inventories increased $11 million to $300 million at March 31, 2001 from $289 million at December 31, 2000, in part as a result of cyclical changes in demand.

        We believe that our existing sources of cash and cash equivalents, together with cash flows from operations, lease financing on equipment and other short or medium term bank borrowings, will be sufficient to meet our operating and capital cash requirements through 2001. We may, however, seek additional equity or debt financing to fund the expansion of our wafer fabrication capacity, other projects or acquisitions, or general corporate purposes. We cannot precisely determine at this time the timing and amount of such capital requirements, which will depend on a number of factors, including demand for our products, product mix changes, semiconductor industry conditions and competitive factors.

CASH FLOW

From Operating Activities: During the three months ended March 31, 2001, net cash provided by operations increased $30 million to $123 million, compared to $93 million in the same period of 2000. This additional cash was provided by a decrease in accounts receivable offset by cash used to reduce the balance in trade accounts payable and other accrued liabilities. Accounts receivable declined as the result of decreased revenues in the first quarter of 2001 compared to the fourth quarter of 2000. Depreciation and amortization, a source of cash from operating activities, increased $21 million compared to the same quarter of 2000.

From Investing Activities: Our investing activities used net cash of $144 million for the first quarter of 2001, compared to $165 million for the first quarter of 2000. This decrease of $21 million resulted from a combination of an increase in cash used for fixed asset purchases offset by an increase in cash provided from the sale and maturity of investments. $333 million in cash was used for the purchase of fixed assets in the first quarter of 2001, up from $169 million in the first quarter of 2000. This was offset by $237 million in cash provided from the sale and maturity of investments.

From Financing Activities: In the first quarter of 2001, net cash used by financing activities was $13 million, compared to net cash provided by financing activities of $632 million in the first quarter of 2000, a relative decline of $645 million. The principal reason for the relative decline is the receipt of $612 million generated from the stock offering in the first quarter of 2000, an event not repeated in the same quarter of 2001. Also, our payments of debt principal in the first quarter of 2001 exceeded receipts from new issuances of debt compared to the first quarter of 2000 when our receipts of cash from new debt exceeded our payments of principal.

OTHER FACTORS THAT MAY AFFECT OPERATIONS

        Investors should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 2000. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur they could seriously harm our business, financial condition or results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

        Beginning late in the fourth quarter of 2000, the semiconductor industry began to experience a downturn, particularly in North America, and worldwide semiconductor sales are projected to decline by approximately 17% in 2001 from 2000. Our business has been impacted by this recent downturn, with the effect that our net revenues of $526 million in the first quarter of 2001 declined by $48 million (or 8%) from $574 million in the fourth quarter of 2000. Many of the business conditions we experienced in the 1998 downturn are again present in our business. While our visibility is limited in the current environment, at present we expect the current downturn to negatively affect revenues through at least the second quarter of 2001.

IF WE DO NOT SUCCESSFULLY INCREASE OUR MANUFACTURING CAPACITY, WE MAY FACE CAPACITY CONSTRAINTS THAT COULD HARM OUR BUSINESS

        We currently manufacture our products at our wafer fabrication facilities located in Colorado Springs, Colorado; Heilbronn, Germany; Nantes, France; and Rousset, France. We currently expect our Irving, Texas facility to be producing wafers in the third quarter of 2001 and our new facility in

North Tyneside, UK, to be operational and producing wafers by the end of 2001. We believe that we will be able to substantially meet our production needs from these facilities through the end of the fourth quarter of 2003, although this date may vary depending on, among other things, our rate of revenue growth. We will be required to hire, train and manage additional production personnel in order to increase production capacity as planned. We will also be required to successfully implement new manufacturing technologies, such as 0.25-micron, 0.18-micron, 0.13 micron and chemical and mechanical planarization in our wafer manufacturing facilities to increase our manufacturing capacity and yields. If we cannot expand our capacity on a timely basis, we could experience significant capacity constraints that would prevent us from meeting customer demand. In addition, the depreciation and other expenses that we will incur in connection with the expansion of our manufacturing capacity may reduce our gross margins in future periods.

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

        If the most recent downturn in the semiconductor industry experienced in the first quarter of 2001 continues into the second half of 2001 or worsens, we would not fully utilize our wafer fabrication capacity, and our inability to quickly reduce fixed costs such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities would harm our operating results. If net revenues do not continue to increase sufficiently in future periods, our business could be harmed. We experienced production delays and yield difficulties in connection with earlier expansions of our wafer fabrication capacity. Production delays, difficulties in achieving acceptable yields at any of our fabrication facilities or overcapacity could materially and adversely affect our operating results.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY COULD CREATE FLUCTUATIONS IN OUR OPERATING RESULTS

        The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. A downturn of this type occurred in 1998. Such downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. Our business could be harmed by industry-wide fluctuations in the future. The commodity memory portion of the semiconductor industry, from which we derived 48% of our revenue in the first quarter of 2001, compared to 52% of our revenues in 2000, 46% of our revenues in 1999, and approximately half of our revenues through 1998, suffered from excess capacity in 1998, which led to substantial price reductions during that year. While these conditions improved in 1999 and 2000, another slowdown began late in the fourth quarter of 2000, and if these conditions continue or worsen, our growth and operating results would be harmed. In addition, in the past our operating results were harmed by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity. Our business could be harmed in the future by cyclical conditions in the semiconductor industry or by slower growth in any of the markets served by our customer products.

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, WE MAY SUFFER PRICE REDUCTIONS, REDUCED REVENUES, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE

        We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Fujitsu, Hitachi, Intel, LSI Logic, Microchip, Sharp and STMicroelectronics. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced new products, we increasingly compete directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies attempting to sell products in specialized markets addressed by our products. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. Although our average selling prices increased relative to those of the prior year in 2000 and late 1999, during 1998 and early 1999 we experienced significant price competition in our non-volatile memory business and especially for EPROM and Flash products. We expect continuing competitive pressures in our markets from existing competitors and new entrants, which, among other things, could reverse the recent trend of strengthening average selling prices for our products.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS

        Sales to customers outside North America accounted for approximately 72%, 64%, and 65% of net revenues in the first quarter of 2001, and in 2000 and 1999. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. In recent years we have significantly expanded our international operations, most recently through our acquisitions of a wafer fabrication facility in North Tyneside, UK in September 2000, and Atmel Grenoble in May 2000. International sales and operations are subject to a variety of risks, including:

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

        Approximately 80%, 75% and 78% of our sales in the first quarter of 2001, and in 2000 and 1999 were denominated in U.S. dollars. During these periods our products became less price competitive in countries with currencies declining in value against the dollar. By way of history, in 1998 business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. While these conditions stabilized in 1999 and 2000, the continuance or worsening of adverse business and financial conditions in Asia, where 34% of our revenues were generated in the first quarter of 2001, and in 2000 and 1999, would likely harm our operating results.

WHEN WE TAKE FOREIGN ORDERS DENOMINATED IN LOCAL CURRENCIES, WE RISK RECEIVING LESS DOLLARS WHEN THESE CURRENCIES WEAKEN AGAINST THE DOLLAR, AND MAY NOT BE ABLE TO ADEQUATELY HEDGE AGAINST THIS RISK

        When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenue, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenue can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in yen were 7% of our revenue in the first quarter of 2001, as well as in the first quarter of 2000. Sales denominated in foreign currencies were 20% in the first quarter of 2001, compared to 21% in the comparable quarter of 2000. We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

IF WE FAIL TO MAINTAIN SATISFACTORY RELATIONSHIPS WITH MOTOROLA AND OTHER KEY CUSTOMERS, OUR BUSINESS MAY BE HARMED

        In 2000, 1999 and 1998, 12%, 12% and 14% of our net revenues were derived from sales to Motorola. Our ability to maintain close, satisfactory relationships with Motorola and other large customers is important to our business. A reduction, delay, or cancellation of orders from Motorola or our other large customers would harm our business. For instance, sales to Motorola decreased by $26 million in the first quarter of 2001 from the fourth quarter of 2000, and this decrease was 5% of our fourth quarter 2000 net revenues. The loss of one or more of our key customers, or reduced orders by any of our key customers, could harm our business and results of operations. Moreover, our customers may vary order levels significantly from period to period, and customers may not continue to place orders with us in the future at the same levels as in prior periods.

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

        As of March 31, 2001 our convertible notes and long term debt less current portion was $654 million compared to $669 million at December 31, 2000, and $654 million at December 31, 1999. The consistent level is the result of continued building and equipment purchases. An increase in our debt-to-equity ratio could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will depend upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE

        Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $333 million in the first quarter of 2001, compared to $961 million in all of 2000 and $172 million in 1999. We intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. We may seek additional equity or debt financing to fund further expansion of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

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

WE ARE SUBJECT TO ENVIRONMENTAL REGULATIONS WHICH COULD IMPOSE UNANTICIPATED REQUIREMENTS ON OUR BUSINESS IN THE FUTURE. ANY FAILURE TO COMPLY WITH CURRENT OR FUTURE ENVIRONMENTAL REGULATIONS MAY SUBJECT US TO LIABILITY OR SUSPENSION OF OUR MANUFACTURING OPERATIONS.

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

        Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statement of operations. In addition, some of our borrowings are at floating rates, so this would act as a natural hedge.

        Atmel has short term debt, long term debt and capital leases totaling $811 million at March 31, 2001. Approximately $548 million of these borrowings have fixed interest rates. Approximately $263 million of floating rate debt is based on the LIBOR rate, the Euro and EuroYen interest rates. We do not hedge any of these interest rates and could be negatively affected should any of these rates increase significantly. A hypothetical 100 basis point increase in each floating rate would have a $2 million adverse impact on income before taxes on Atmel's Consolidated Statements of Operations for 2001. While there can be no assurance that these rates will remain at current levels, we believe these rates will not increase significantly (defined as an increase of more than 100 basis points) and cause any harm to our operations and financial position.

Foreign Currency Risk

        When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenue, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenue can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in yen were 7% of our revenue in the first quarter of 2001, compared to 6% in all of 2000. Sales denominated in foreign currencies were 20% in the first quarter of 2001, compared to 25% in all of 2000, and 22% in 1999. We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Atmel is not a party to any legal proceedings that management believes could have a material adverse effect on our operating results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     Exhibits:

        None

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

                                            ATMEL CORPORATION
                           ---------------------------------------------------
                                              (Registrant)


MAY 10, 2001                               /s/ GEORGE PERLEGOS
                           ---------------------------------------------------
                                             GEORGE PERLEGOS
                                   President, Chief Executive Officer
                                      (Principal Executive Officer)


MAY 10, 2001                                /s/ DONALD COLVIN
                           ---------------------------------------------------
                                              DONALD COLVIN
                           Chief Financial Officer and Vice President, Finance
                              (Principal Financial and Accounting Officer)