Form 10-Q
period 2001-06-30
ATMEL CORP
filed 2001-08-14
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-19032

ATMEL CORPORATION

(Registrant)

Delaware	77-0051991

(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

2325 Orchard Parkway
San Jose, California 95131
(Address of principal executive offices)

(408) 441-0311
Registrant’s telephone number

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X]    No [   ]

On August 3, 2001, Registrant had outstanding 464,478,073 shares of Common Stock.

ATMEL CORPORATION

FORM 10-Q

QUARTER ENDED JUNE 30, 2001

INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Atmel Corporation
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2001	December 31, 2000

	(unaudited)
Current assets

Cash and cash equivalents	$403,598	$448,281

Short term investments	299,921	514,263

Accounts receivable	275,663	392,384

Inventories	327,999	289,054

Other current assets	144,620	148,212

Total current assets	1,451,801	1,792,194

Fixed assets, net	2,136,456	1,927,817

Other assets	66,093	53,876

Cash — restricted	51,000	51,000

Total assets	$3,705,350	$3,824,887

Current liabilities

Current portion of long-term debt	$157,806	$173,866

Trade accounts payable	234,280	655,450

Accrued liabilities and other	442,144	326,352

Deferred income on shipments to distributors	31,941	33,703

Total current liabilities	866,171	1,189,371

Convertible notes	337,393	122,700

Long-term debt less current portion	512,054	545,803

Other long term liabilities	70,846	72,156

Total liabilities	1,786,464	1,930,030

Stockholders’ equity

Common stock	464	462

Additional paid in capital	1,235,139	1,226,412

Accumulated other comprehensive loss	(94,148)	(53,465)

Retained earnings	777,431	721,448

Total stockholders’ equity	1,918,886	1,894,857

Total liabilities and stockholders’ equity	$3,705,350	$3,824,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net revenues	$366,996	$478,758	$892,940	$907,944

Expenses

Cost of revenues	249,942	270,707	564,692	523,429

Research and development	69,274	62,616	138,469	124,529

Selling, general and administrative	45,293	52,433	100,442	97,543

Total operating expenses	364,509	385,756	803,603	745,501

Operating income	2,487	93,002	89,337	162,443

Interest and other (expenses) income, net	(2,536)	2,818	(1,864)	(1,230)

(Loss) income before taxes	(49)	95,820	87,473	161,213

Income tax benefit (provision)	18	(34,495)	(31,490)	(58,036)

Net (loss) income	$(31)	$61,325	$55,983	$103,177

Basic net income per share	$0.00	$0.14	$0.12	$0.24

Diluted net income per share	$0.00	$0.13	$0.12	$0.23

Shares used in basic net income per share calculations	464,121	449,166	463,761	439,584

Shares used in diluted net income per share calculations	464,121	482,890	474,875	473,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2001	2000

Cash from operating activities

Net income	$55,983	$103,177

Items not requiring the use of cash:

Depreciation and amortization	149,345	107,800

Loss on sales of fixed assets	5,121	2,230

Other	9,454	4,125

Changes in operating assets and liabilities

Accounts receivable	106,641	(50,236)

Inventories	(45,750)	(1,907)

Prepaid taxes and other assets	(21,325)	(7,476)

Trade accounts payable and other accrued liabilities	(73,756)	47,814

Income taxes payable	(30,755)	44,325

Deferred income on shipments to distributors	(1,762)	1,043

Net cash provided by operating activities	153,196	250,895

Cash from investing activities

Acquisition of fixed assets	(606,524)	(399,079)

Sales of fixed assets	1,430	1,689

Acquisitions	—	(12,869)

Purchase of investments	(93,661)	(110,192)

Sale or maturity of investments	311,335	18,670

Net cash used in investing activities	(387,420)	(501,781)

Cash from financing activities

Issuance of notes payable	—	25,272

Proceeds from issuance of convertible notes	200,027	—

Proceeds from capital leases and notes	95,281	284,634

Principal payments on capital leases and notes	(126,021)	(84,034)

Issuance of common stock	8,729	619,356

Net cash provided by financing activities	178,016	845,228

Effect of foreign currency translation adjustment	11,524	(4,111)

Net (decrease) increase in cash	(44,683)	590,231

Cash and cash equivalents at beginning of period	448,281	251,272

Cash and cash equivalents at end of period	$403,598	$841,503

Interest paid	$14,503	$18,058

Income taxes paid	$46,927	$16,082

Fixed asset purchases in accounts payable	$179,060	$45,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net (loss) income	$(31)	$61,325	$55,983	$103,177

Other comprehensive (loss) income, net of tax:

Foreign currency translation adjustments	(20,617)	2,726	(44,013)	(13,353)

Unrealized gain (loss) on securities	354	(367)	3,330	(803)

Other comprehensive (loss) income	(20,263)	2,359	(40,683)	(14,156)

Comprehensive (loss) income	$(20,294)	$63,684	$15,300	$89,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2001
(Unaudited)

1. Basis of Presentation and Accounting Policies

These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of June 30, 2001, and the results of operations, comprehensive income and cash flows for the three and six month periods ended June 30, 2001 and 2000. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report to Shareholders filed on Form 10-K for the year ended December 31, 2000. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Prior year amounts have been reclassified to conform with current presentation.

2. Inventories

Inventories are stated at the lower of cost (first-in, first-out for raw materials and purchased parts; and average cost for work in progress) or market, and comprise the following:

(In thousands)	June 30, 2001	December 31, 2000

Raw materials and purchased parts	$25,883	$26,671

Finished goods	88,095	78,938

Work in progress	214,021	183,445

Total	$327,999	$289,054

3. Short term investments

Short term investments at June 30, 2001 and December 31, 2000 comprise debt securities consisting primarily of US government and municipal agency securities, US and foreign corporate debt securities, commercial paper, auction rate preferred stock, certificates of deposit, and overnight deposits.

All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders’ equity.

4. Net Income Per share

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided in the following table. All shares have been restated to reflect the 2-for-1 stock split effected in August 2000.

	Three Months Ended		Six Months Ended
	June 30		June 30

(In thousands, except per share data)	2001	2000	2001	2000

Basic net (loss) income [numerator]	$(31)	$61,325	$55,983	$103,177

Interest saved on convertible bonds, net of taxes	—	1,118	—	3,596

Diluted net (loss) income [numerator]	$(31)	$62,443	$55,983	$106,773

Shares used in basic net income per share calculations [denominator]:

Weighted average shares of common stock outstanding (basic)	464,121	449,166	463,761	439,584

Dilutive effect of stock options	—	14,688	11,114	15,282

Dilutive effect of convertible bonds	—	19,036	—	19,036

Shares used in diluted net income per share calculations [denominator]:

Weighted average shares of common stock outstanding (diluted)	464,121	482,890	474,875	473,902

Basic net income per share	$0.00	$0.14	$0.12	$0.24

Diluted net income per share	$0.00	$0.13	$0.12	$0.23

For the three months ended June 30, 2001, 33,595 shares of common stock relating to outstanding options and convertible bonds were excluded from the computation of diluted net loss per share because they were anti-dilutive. For the six months ended June 30, 2001, 22,949 shares of common stock relating to convertible bonds were excluded from the computation of diluted net income per share because they were anti-dilutive.

5. Segment Reporting

We have four reportable segments: Application Specific Integrated Circuits (ASIC), Logic, Nonvolatile Memories (NVM) and Atmel Wireless and Microcontroller Group (WMG) which was formerly known as “Temic.” Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits.

Information about segments (in thousands):

	ASIC	Logic	NVM	WMG	Total

Three Months ended June 30, 2001

Net revenues	$98,019	$44,018	$158,093	$66,866	$366,996

Segment operating income	13,676	9,898	817	7,041	31,432

Three Months ended June 30, 2000

Net revenues	$117,180	$35,160	$252,188	$74,230	$478,758

Segment operating income	22,217	9,676	75,616	11,847	119,356

	ASIC	Logic	NVM	WMG	Total

Six Months ended June 30, 2001

Net revenues	$240,518	$96,178	$410,640	$145,604	$892,940

Segment operating income	37,243	27,086	63,253	21,158	148,740

Six Months ended June 30, 2000

Net revenues	$218,696	$65,204	$479,872	$144,172	$907,944

Segment operating income	43,354	14,295	125,234	20,511	203,394

Reconciliations of segment information to financial statements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Total income for reportable segments	$31,432	$119,356	$148,740	$203,394

Unallocated amounts:

Corporate R&D	(9,269)	(19,000)	(20,970)	(32,000)

Start up expenses	(17,816)	(5,167)	(35,632)	(5,167)

Corporate expenses	(1,860)	(2,187)	(2,801)	(3,784)

Consolidated operating income before interest and taxes	$2,487	$93,002	$89,337	$162,443

6. Zero Coupon Convertible Subordinated Notes

In May 2001, we completed an offering of $511,500 in aggregate principal amount at maturity of our Zero Coupon Convertible Debentures due 2021. The initial purchasers of the debentures were Morgan Stanley & Co. Incorporated, Credit Lyonnais Securities (USA) Inc. and Needham & Company, Inc. From the aggregate offering price of approximately $200,027, we received approximately $194,026 in net proceeds from the offering after deducting the aggregate initial purchasers’ discount, which was approximately $6,000. The offer and sale of the debentures was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A promulgated thereunder. The debentures are convertible, at the option of the holder, into the Company’s common stock at the rate of 22.983 shares per $1 (one thousand dollars) principal amount at maturity of the debentures. The effective interest rate of the debentures is 4.75 percent per annum. The debentures will be redeemable for cash, at our option, at any time on or after May 23, 2006 in whole or in part at redemption prices equal to the issue price plus accrued original issue discount. At the option of the holders as of May 23, 2006, 2011 and 2016, we may be required to redeem the debt at prices equal to the issue price plus accrued original issue discount through date of repurchase. We may, at our option, elect to pay the repurchase price in cash, in shares of our common stock or in any combination of the two. We plan to use the net proceeds from this offering for general corporate purposes, as well as capital expenditures, such as equipment for 0.13 micron and copper manufacturing processes.

7. Recent Pronouncements

SFAS 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 pursuant to the issuance of SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities— Deferral of the Effective Date of FASB Statement No. 133,” which deferred the effective date of SFAS No. 133 by one year. In June 2000, the FASB issued SFAS Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 138 amends certain terms and conditions of SFAS 133. We have adopted SFAS No. 133 and 138 in the quarter ending March 31, 2001. The adoption of the statements did not have a significant effect on our results of operations.

SFAS 141 and SFAS 142

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. We will adopt SFAS 142 on January 1, 2002, the beginning of fiscal 2002. In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward Looking Statements

     Investors are cautioned that certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, statements in “Cost of Revenues and Gross Margin” regarding the amount of our capital expenditures and in “Research and Development” regarding our need for continued investments in process technology and product development. These statements are based on current expectations and projections about the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to factors such as the effect of changing economic conditions; material changes in currency exchange rates; political instability in countries where we manufacture and/or sell our products; disruptions in production or conditions in the overall semiconductor market (including the historic cyclicality of the industry); risks associated with product demand and market acceptance risks; the impact of competitive products and pricing; delays in new product development, manufacturing capacity utilization, product mix and technological risks and other risk factors identified in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K. The Company undertakes no obligation to update any forward looking statements in this Form 10-Q.

Results of Operations

     The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net revenues	100%	100%	100%	100%

Expenses

Cost of sales	68	57	63	57

Research and Development	19	13	16	14

Selling, general and administrative	12	11	11	11

Total expenses	99	81	90	82

Operating income	1	19	10	18

Interest and other income (expenses), net	-1	1	0	0

Income before taxes	0	20	10	18

Income tax provision	0	-7	-4	-7

Net income	0%	13%	6%	11%

Net Revenues

     Revenues for the first half 2001 decreased $15 million, or 2%, from the comparable period of 2000. Revenues in the second quarter 2001 totaled $367 million, a decrease of 23% from the same quarter in 2000. Beginning late in the fourth quarter 2000, the global semiconductor industry began to experience a downturn, and worldwide semiconductor sales declined by 31% in the first half 2001 from the same period in 2000. Our business has been impacted by this recent downturn, with the effect that our net revenues of $367 million in the second quarter 2001 declined by $158 million, or 30%, from $526 million in the first quarter 2001. This decrease in revenues is primarily due to a decline in customer end-demand for semiconductor products, particularly in the Flash market, European smart card business and our North American distribution business. At present we cannot predict with any degree of certainty when business conditions will improve.

Net Revenues — By Segment

     Our business has four segments: application specific integrated circuits (ASIC), Logic, nonvolatile memory (NVM), and Atmel Wireless and Microcontroller Group (WMG).

     Although our revenues for the first half 2001 decreased by 2% from the same period in 2000, revenues in every segment except NVM increased in the first half 2001 from the same period last year. Revenues in every segment except Logic decreased in the second quarter 2001 compared to the same quarter last year. The largest decrease was in the NVM segment.

     The Company’s net revenues by segment are summarized as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Increase			Increase
Segment	2001	2000	(Decrease)	2001	2000	(Decrease)

ASIC	$98,019	$117,180	$(19,161)	$240,518	$218,696	$21,822

Logic	44,018	35,160	8,858	96,178	65,204	30,974

NVM	158,093	252,188	(94,095)	410,640	479,872	(69,232)

WMG	66,866	74,230	(7,364)	145,604	144,172	1,432

Total	$366,996	$478,758	$(111,762)	$892,940	$907,944	$(15,004)

     ASIC segment revenues increased by $22 million in the first half 2001 compared to the same period in 2000. This increase resulted principally from the inclusion of Atmel Grenoble’s revenues under this segment in the entire first half 2001 and only two months of the first half 2000, since we acquired Atmel Grenoble in May 2000.

     ASIC revenues decreased by $19 million in the second quarter 2001 over the same period in 2000 due principally to lower unit shipments offset by higher average selling prices. ASIC revenues decreased by $44 million in the second quarter 2001 compared to the first quarter 2001 due to lower unit shipments.

     Logic segment revenues increased by $31 million in the first half 2001 compared to the first half 2000 as the result of higher unit shipments and higher average selling prices.

     Logic revenues increased $9 million in the second quarter 2001 compared to the same quarter 2000 because of higher unit shipments at higher average selling prices. However, revenues decreased by $8 million in the second quarter 2001 compared to the first quarter 2001 as the result of lower unit shipments and lower average selling prices.

     NVM segment revenues decreased $69 million in the first half 2001 compared to the same period in 2000. The decrease was due to significantly lower unit shipments offset by higher average selling prices.

     NVM revenues decreased $94 million in the second quarter 2001 compared to the same period in 2000, as a result of lower unit shipments and lower average selling prices. Revenues also decreased $94 million in the second quarter 2001 compared to the first quarter 2001 due to a combination of lower unit shipments and lower unit prices. Because NVM products are commodity oriented, they are subject to greater declines in average selling prices than other product areas within our company. The commodity memory portion of the semiconductor industry has suffered from excess capacity since late in the fourth quarter 2000, and previously during all of 1998 through the first quarter 1999, which led and may be leading to greater than normal price erosion during these and subsequent periods.

     WMG segment revenues in the first half 2001 did not change significantly from the same period a year earlier, however average selling prices increased while unit volumes decreased.

     WMG revenues decreased $7 million in the second quarter 2001 compared to the same period in 2000 primarily as a result of an unfavorable euro/dollar exchange rate. Revenues decreased by $12 million in the second quarter 2001 compared to the first quarter 2001 as the result of lower unit shipments and an unfavorable euro/dollar exchange rate.

     We normally expect a steady, predictable rate of price decline throughout a product’s life cycle. However, the semiconductor industry historically has been cyclical and characterized by wide fluctuations in product supply and demand. As a result, the industry experiences significant downturns from time to time, as it did in 1998, and as it is currently experiencing. These downturns are marked by diminished product demand, production overcapacity and consequent accelerated erosion of average selling prices.

Net Revenues — By Geographic Area

     The Company’s net revenues by geographic areas are summarized as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			(Decrease)			(Decrease)
Region	2001	2000	Increase	2001	2000	Increase

North America	$93,379	$167,247	$(73,868)	$239,680	$308,049	$(68,369)

Europe	121,624	145,097	(23,473)	301,866	275,995	25,871

Asia	136,112	153,699	(17,587)	316,170	299,930	16,240

Other	15,881	12,715	3,166	35,224	23,970	11,254

Total	$366,996	$478,758	$(111,762)	$892,940	$907,944	$(15,004)

     Sales in the three largest regions declined in the second quarter 2001 compared to the same period in 2000. For the first half 2001, only North American sales declined when compared to the first half 2000.

     Revenues from North America in the first half 2001 declined $68 million or 22% from the same period in 2000. The decrease occurred principally in the second quarter 2001 with a decline of $74 million or 44% from the same period in 2000. Second quarter 2001 revenues declined $53 million or 36% from the first quarter 2001.

     Revenues from Europe increased $26 million or 9% in the first half 2001 compared to the same period in 2000. However, second quarter 2001 revenues from Europe were $23 million less than in the same period last year, a decline of 16%. Second quarter 2001 revenues declined $59 million or 33% from the first quarter 2001.

     Revenues from Asia increased $16 million or 5% in the first half 2001 compared to the same period in 2000. However, second quarter 2001 revenues declined $18 million or 12% from the same quarter in 2000. Second quarter 2001 revenues declined $44 million or 24% from the first quarter 2001.

     In the first half and second quarter 2001 approximately 22% of sales were denominated in foreign currencies, which compares to 25% and 22% in the same periods in 2000. Had exchange rates in the first half 2001 remained the same as in 2000 our reported revenues would have been approximately $10 million higher.

Cost of Revenues and Gross Margin

     Our cost of revenues as a percentage of net revenues increased to 68% in the second quarter 2001, compared to 57% in the second quarter 2000, and to 63% in the first half 2001, from 58%

in the corresponding period of 2000. Gross margin was 32% for the second quarter 2001 and 37% for the first half 2001, compared to 43% and 42% in the same periods of 2000. The decline is caused both by lower unit sales volumes over which to spread fixed manufacturing costs and lower average selling prices.

     In 2001 we expect capital expenditures to be about $900 million, compared to $961 million in 2000. These expenditures will be focused on developing leading edge manufacturing capacity. We expect to make equipment purchases to add 0.18 micron capacity and also to incur development expenses for next generation process technologies.

     During the second quarter 2001 we implemented several cost reduction measures. However, if the current downturn in the semiconductor industry which began late in the fourth quarter 2000 continues or worsens, our wafer fabrication capacity would continue to be underutilized, and our inability to quickly reduce fixed costs such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities would further harm our operating results. If our net revenues do not increase sufficiently in future periods to meet these costs, our business could be harmed.

Research and Development

     Research and development costs increased 11% in the first half 2001 from the first half 2000. As a percentage of net revenues, research and development cost increased to 19% in the second quarter 2001 from 13% in the second quarter 2000. We continue our investment in advancing our wafer manufacturing technology to produce integrated circuits with 0.18 micron and 0.13 micron line widths, enhancing our mature products, developing new products, developing new process technologies such as those which use silicon germanium to produce faster integrated circuits, and making improvements to manufacturing efficiencies. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve, and we are committed to high levels of expenditures for research and development. At the same time, we are taking appropriate steps in an effort to keep fixed costs in this area in line with market conditions.

Selling, General and Administrative (SG&A)

     Selling, general and administrative expenses increased by $3 million in the first half 2001 compared to the same period in 2000 to support an infrastructure commensurate with a greater number of employees and additional manufacturing facilities. However, SG&A expenses declined 18% in the second quarter 2001 compared to the first quarter 2001, primarily as the result of lower selling expenses resulting from lower revenues.

Interest and Other Expenses

     We reported $(2) million of net interest and other expenses for the first half 2001 compared to $(1) million net interest and other expenses for the same period in 2000. For the second quarter 2001 interest and other expenses were $(2.5) million, compared to interest and other income of $2.8 million for the same quarter last year. This expense or income is affected by several variables such as interest rates, exchange rates, and relative balances of investments and borrowings which can have greater or lesser offsetting effects during any period, depending on their respective amounts.

Income Tax Provision

     The Company’s effective tax rate was 36% for the three and six months ended June 30, 2001 and June 30, 2000. For the remainder of 2001 we expect the effective tax rate to continue at 36%.

Net Income

     We reported a net loss of $31 thousand for the second quarter 2001 compared to net income of $61 million in the same quarter 2000. The second quarter 2001 net loss is a decline of $56 million from the net income of the first quarter 2001. The loss for the second quarter 2001 is due primarily to the significant decline in our net revenues while significant fixed costs such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities have remained stable. We were unable to reduce such costs as quickly as net revenues declined.

Liquidity and Capital Resources

     At June 30, 2001 we had $404 million of cash and cash equivalents, compared to $448 million at December 31, 2000. Total current assets exceeded total current liabilities by 1.7 times, compared to 1.5 times at December 31, 2000. Short term investments decreased from $514 million to $300 million over the same period as funds have been used to help reduce trade accounts payable to $234 million at June 30, 2001 from $655 million at December 31, 2000. Our working capital decreased by $17 million to $586 million in the first six months of 2001 due to a variety of factors including a $116 million decrease in accounts receivable plus a $116 million increase in accrued liabilities offset by a $39 million increase in inventory plus other net cash provided by operating activities.

     The Company’s accounts receivable decreased 30% to $276 million at June 30, 2001 from $392 million at December 31, 2000. The average days of accounts receivable outstanding was 69 days in the second quarter 2001 compared to 61 days in the first quarter 2001 and 62 days in the fourth quarter 2000. Average days outstanding could continue to increase during the most recent downturn in the semiconductor industry, which began late in the fourth quarter 2000. We monitor collection risks and provide an adequate allowance for doubtful accounts related to these risks. While there can be no guarantee of collecting these receivables, we believe that substantially all net receivables will be collected given customers’ current credit ratings.

     Inventories increased by $39 million to $328 million at June 30, 2001 from $289 million at December 31, 2000. Days sales in inventory increased to 120 from 83 days at December 31, 2000 as shipments slowed faster than we were able to reduce production rates and fixed manufacturing costs. We are taking measures to reduce manufacturing costs in line with reduced demand, but the fixed nature of many manufacturing costs limits our ability to respond as quickly as demand for our products changes.

Cash Flow

From Operating Activities: During the six months ended June 30, 2001, net cash provided by operations was $153 million, compared to $251 million in the same period of 2000, a decrease of $98 million, or 39%. The decrease in cash provided by operating activities is primarily due to reduced net income and because cash was used to increase inventory and reduce liabilities, offset by cash provided from collections of accounts receivable. Depreciation and amortization, a cost not requiring cash, increased $42 million compared to the same half of 2000.

From Investing Activities: Cash used in investing activities was $387 million during the first six months of 2001, compared to $502 million during the comparable period of 2000, a decrease of $115 million. This decrease in cash used in investing activities was primarily due to an increase of $293 million of cash flow generated by the sale or maturity of investments used in part to pay for the acquisition of fixed assets.

From Financing Activities: Net cash flows generated by financing activities totaled $178 million in the first half 2001 compared with $845 million in the same period last year. The principal reason for the relative decline was our receipt of $612 million in net proceeds from the stock offering in the first quarter 2000, an event not repeated in the first half 2001. In addition, we engaged in lease financing of $95 million in the first half 2001 compared to $285 million in the same period last year, a decrease of $190 million.

     In May 2001, we completed an offering of $512 million in aggregate principal amount at maturity of our Zero Coupon Convertible Debentures due 2021. The initial purchasers of the debentures were Morgan Stanley & Co. Incorporated, Credit Lyonnais Securities (USA) Inc. and Needham & Company, Inc. From the aggregate offering price of $200 million we received $194 million in net proceeds from the offering after deducting the aggregate initial purchasers’ discount, which was $6 million. The offer and sale of the debentures was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A promulgated thereunder. The debentures are convertible, at the option of the holder, into the Company’s common stock at the rate of 22.983 shares per $1,000 (one thousand) principal amount at maturity of the debentures. The effective interest rate of the debentures is 4.75 percent per annum. The debentures will be redeemable for cash, at our option, at any time on or after May 23, 2006 in whole or in part at redemption prices equal to the issue price plus accrued original issue discount. At the option of the holders as of May 23, 2006, 2011 and 2016, we may be required to redeem the debt at prices equal to the issue price plus accrued original issue discount through date of repurchase. We may, at our option, elect to pay the repurchase price in cash, in shares of our common stock or in any combination of the two. We plan to use the net proceeds from this offering for general corporate purposes, as well as capital expenditures, such as equipment for 0.13 micron and copper manufacturing processes.

     We believe that our existing sources of liquidity, together with cash flow from operations, lease financing on equipment, and other short- and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements through 2001. We may, however, seek additional equity or debt financing to fund the expansion of our wafer fabrication capacity or other projects, and the timing and amount of such capital requirements cannot be precisely determined at this time. If we seek such financing it may not be available in sufficient amounts or upon acceptable terms.

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

Our revenues and operating results fluctuate significantly due to a variety of factors, which may result in volatility or a decline in our stock price.

     Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:

•	the cyclical nature of both the semiconductor industry and the markets addressed by our products

•	fluctuations in manufacturing yields

•	the timing of introduction of new products

•	the timing of customer orders

•	price erosion

•	changes in mix of products sold

•	the extent of utilization of manufacturing capacity

•	product obsolescence

•	availability of supplies and raw materials

•	price competition and other competitive factors, and

•	fluctuations in currency exchange rates.

     Any unfavorable changes in any of these factors could harm our operating results.

     In particular, we believe that our future sales growth will depend substantially on the success of our new products. Our new products are generally incorporated into our customers’ products or systems at the design stage. However, design wins may precede volume sales by a year or more. We may not be successful in achieving design wins or any design win may not result in future revenues, which depend in large part on the success of the customer’s end product or system. We expect the average selling price of each of our products to decline as individual products mature and competitors enter the market. To offset average selling price decreases, we rely primarily on reducing costs in the manufacturing of those products, increasing unit sales to absorb fixed costs and introducing new, higher priced products which incorporate advanced features or integrated technologies to address new or emerging markets. To the extent that such cost reductions and new product introductions do not occur in a timely manner, our operating results could be harmed. From time to time, our quarterly revenues and operating results can become more dependent upon orders booked and shipped within a given quarter and, accordingly, our quarterly results can become less predictable and subject to greater variability.

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

     In 1998 and early 1999, the semiconductor industry experienced a significant downturn, characterized by, among other things, diminished product demand, production overcapacity and decline of average selling prices of products. While sales of our ASIC and logic-related products increased during this period, continued price reduction of our commodity nonvolatile memory products (caused by continued weakened business conditions and excess manufacturing capacity in the semiconductor industry) more than offset the impact of higher sales of ASIC and logic-related products in 1998. These nonvolatile memory products included our commodity EPROMs and Flash memories. These business conditions in the worldwide semiconductor industry also contributed to our decision to implement a restructuring plan, which we announced in the second quarter of fiscal 1998. The restructuring plan, which resulted in a nonrecurring charge of approximately $66 million, included a ten percent work force reduction and an impairment charge to write down the value of certain manufacturing equipment and machinery with older process technology.

     Beginning late in the fourth quarter 2000, the semiconductor industry began to experience a downturn, and worldwide semiconductor sales declined by approximately 31% in the first half 2001 from the same period in 2000. Our business has been impacted by this recent downturn, with the effect that our net revenues of $367 million in the second quarter 2001 declined by $159 million, or 30%, from $526 million in the first quarter 2001. Many of the business conditions we experienced in the 1998 downturn are again present in our business, and at present we cannot predict with any degree of certainty when business conditions will improve. If the current downturn is worse than we currently expect it would harm our results of operations and may result in our recognition of charges related to the downsizing of our manufacturing operations and write-downs of our gross inventories.

The cyclical nature of the semiconductor industry creates fluctuations in our operating results.

     The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The industry is currently experiencing this type of downturn and experienced a similar downturn as recently as 1998. These downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. Our business would be further harmed by this industry-wide fluctuation if the recent downturn continues, or in the future. The commodity memory portion of the semiconductor industry, from which we derived 46% of our revenues in the first half 2001, compared to 52% of our revenues in 2000, 46% of our revenues in 1999, and approximately half of our revenues in 1998, suffered from excess capacity in 1998 and the second quarter 2001, which led to substantial price reductions during those periods. While conditions improved after the 1998 downturn in 1999 and 2000, at present we cannot predict with any degree of certainty when the current downturn will subside.

During the current downturn and in the past, our operating results have also been harmed by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity and declining gross margins. If the current downturn is more severe or prolonged it may result in our having to recognize asset impairment, excess inventory or other charges. Our business may be harmed in the future not only by cyclical conditions in the semiconductor industry as a whole but also by slower growth in any of the markets served by our customer products.

If we are unable to effectively utilize our wafer manufacturing capacity and fail to achieve acceptable manufacturing yields, our business would be harmed.

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

     In 1997 and 1998, we made substantial capital expenditures to increase our wafer fabrication capacity at our facilities in Colorado Springs, Colorado and Rousset, France, and acquired two wafer fabrication facilities in connection with our acquisition of WMG. In 1998, our gross margin declined significantly as a result of the increase in fixed costs and operating expenses related to this expansion of capacity and lower product margins in many of our nonvolatile memory products due to severe price decline. In 1999, the declining gross margin trend reversed, primarily due to a higher unit sales volume over which to spread fixed costs and operating expenses, the inclusion of WMG’s positive gross margin for all of 1999 compared to only ten months in 1998, and stabilization of average selling prices.

     If the most recent downturn in the semiconductor industry experienced since the fourth quarter 2000 continues into the second half 2001 or worsens, our wafer fabrication capacity would continue to be under-utilized, and our inability to quickly reduce fixed costs such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities would harm our operating results. If net revenues do not continue to increase sufficiently in future periods to meet these costs, our business could be harmed. We have previously experienced production delays and yield difficulties in connection with earlier expansions of our wafer fabrication capacity. Production delays, difficulties in achieving acceptable yields at any of our fabrication facilities or overcapacity could materially and adversely affect our operating results.

Our markets are highly competitive, and if we do not compete effectively, we may suffer price reductions, reduced revenues, reduced gross margins, and loss of market share.

     We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Fujitsu, Hitachi, Intel, LSI Logic, Microchip, Sharp and STMicroelectronics. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced our new products, we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. Although our average selling prices increased relative to those of the prior years in 2000 and late 1999, during 1998, early 1999, and beginning in the second quarter 2001 we experienced significant price competition in our nonvolatile memory business and especially for EPROM and Flash products. We expect continuing competitive pressures in our markets from existing competitors and new entrants, and declining demand which, among other things, could maintain the recent trend of declining average selling prices for our products.

     In addition to the factors described above, our ability to compete successfully depends on a number of factors, including the following:

•	our success in designing and manufacturing new products that implement new technologies and processes

•	our ability to offer integrated solutions using our advanced nonvolatile memory process with other technologies

•	the rate at which customers incorporate our products into their systems

•	product introductions by our competitors

•	the number and nature of our competitors in a given market, and

•	general market and economic conditions.

     Many of these factors are outside of our control, and we may not be able to compete successfully in the future.

If we do not successfully increase our manufacturing capacity to meet demand, we may face capacity constraints that could harm our business.

     We currently manufacture our products at our wafer fabrication facilities located in Colorado Springs, Colorado; Heilbronn, Germany; Nantes, France; and Rousset, France. We have two additional facilities in Irving, Texas, and in North Tyneside, UK, at which we are not yet producing wafers. We believe that we will be able to substantially meet our production needs from these facilities through the end of the fourth quarter 2003, although this date may vary depending on, among other things, our rate of growth. We would be required to hire, train and manage additional production personnel in order to increase production capacity. We will also be required to successfully implement new manufacturing technologies in order to reduce the geometries of our semiconductors to 0.18 micron and 0.13 micron line widths and produce more integrated circuits per wafer in order to remain competitive. If a rebound occurs in the worldwide semiconductor industry and we cannot expand our capacity on a timely basis, we could experience significant capacity constraints that would prevent us from meeting customer demand. In addition, the depreciation and other expenses that we incur in connection with the expansion of our manufacturing capacity may continue to reduce our gross margins in future periods.

     The cost of expanding our manufacturing capacity at our existing facilities would be funded through a combination of available cash resources, cash from operations and additional lease, debt or equity financing. We may not be able to obtain the additional financing necessary to fund the expansion of our manufacturing facilities.

     Expanding our wafer fabrication capacity involves significant risks, including:

•	shortages of materials and skilled labor

•	unavailability of semiconductor manufacturing and testing equipment

•	unforeseen environmental or engineering problems

•	work stoppages

•	approvals and requirements of governmental and regulatory agencies

•	unanticipated cost increases, and

•	unanticipated drops in demand.

     Any one of these risks could delay the building, equipping and production start-up of a new facility or the expansion of an existing facility, and could involve significant additional costs or reduce our anticipated revenues. In addition, the timing of commencement of operation of our Irving, Texas and North Tyneside, UK facilities will depend upon the availability, timely delivery, successful installation and testing of complex process equipment.

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

We must keep pace with technological change to remain competitive.

     The average selling prices of our products historically have decreased over the products’ lives and are expected to continue to do so. As a result, our future success depends on our ability to develop and introduce new products which compete effectively on the basis of price and performance and which address customer requirements. We are continually in the process of designing and commercializing new and improved products to maintain our competitive position. The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. Our development of new products and our customers’ decision to design them into their systems can take as long as three years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs, and the successful introduction of our products may be adversely affected by competing products or technologies serving markets addressed by our products. Our qualification process involves multiple cycles of testing and improving a product’s functionality to ensure that our products operate in accordance with design specifications. If we experience delays in the introduction of new products, our future operating results could be harmed.

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

Our operating results are highly dependent on our international sales and operations, which exposes us to various political and economic risks.

     Sales to customers outside North America accounted for approximately 74%, 64% and 65% of net revenues in the first half 2001, and in all of 2000 and 1999. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. In recent years we have significantly expanded our international operations, most recently through our acquisitions of a wafer fabrication facility in North Tyneside, UK in September 2000, and Atmel Grenoble in May 2000. International sales and operations are subject to a variety of risks, including:

•	greater difficulty in protecting intellectual property

•	greater difficulty in staffing and managing foreign operations

•	greater risk of uncollectible accounts

•	longer collection cycles

•	potential unexpected changes in regulatory practices, including export license requirements, trade barriers, tariffs and tax laws

•	sales seasonality, and

•	general economic and political conditions in these foreign markets.

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

     Approximately 78%, 75% and 78% of our sales in the first half 2001, and in all of 2000 and 1999 were denominated in U.S. dollars. During these periods our products became less price competitive in countries with currencies declining in value against the dollar. In 1998, business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. While these conditions stabilized in 1999 and 2000, the continuance or worsening of adverse business and financial conditions in Asia, where 35% of our revenues were generated in the first half 2001, and 34% in the full years of 2000 and 1999, would likely harm our operating results.

When we take foreign orders denominated in local currencies, we risk receiving fewer dollars when these currencies weaken against the dollar, and may not be able to adequately hedge against this risk.

     When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenues, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenues can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in yen were 6% of our revenues in the first half 2001, compared to 7% in the first half 2000. Sales denominated in foreign currencies were 22% in the first half 2001, compared to 31% in the comparable period of 2000. We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

If we fail to maintain satisfactory relationships with Motorola and other key customers, our business may be harmed.

     In the first half 2001 7% of our net revenues were derived from sales to Motorola. This compares to 12%, 12% and 14% in the full years 2000, 1999 and 1998. Sales to Motorola decreased by $25 million in the first half 2001 compared to the same period of 2000. This amount represents about 3% of revenues in the first half 2000. Our ability to maintain close, satisfactory relationships with Motorola and other large customers is important to our business. A reduction, delay, or cancellation of orders from Motorola or our other large customers would harm our business. The loss of one or more of our key customers, or reduced orders by any of our key customers, could harm our business and results of operations. Moreover, our customers may vary order levels significantly from period to period, and customers may not continue to place orders with us in the future at the same levels as in prior periods.

We are not protected by long-term contracts with our customers.

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

Our failure to successfully integrate businesses or products we have acquired could disrupt or harm our ongoing business.

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

We may face third party intellectual property infringement claims that could be costly to defend and result in loss of significant rights.

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

     We have in the past been involved in intellectual property infringement lawsuits, which harmed our operating results. Although we intend to vigorously defend against any such lawsuits, we may not prevail given the complex technical issues and inherent uncertainties in patent and intellectual property litigation. Moreover, the cost of defending against such litigation, in terms of management time and attention, legal fees and product delays, could be substantial, whatever the outcome. If any patent or other intellectual property claims against us are successful, we may be prohibited from using the technologies subject to these claims, and if we are unable to obtain a license on acceptable terms, license a substitute technology, or design new technology to avoid infringement, our business and operating results may be significantly harmed.

     We have several cross-license agreements with other companies. In the future, it may be necessary or advantageous for us to obtain additional patent licenses from existing or other parties, but these license agreements may not be available to us on acceptable terms, if at all.

Our long-term debt could harm our ability to obtain additional financing, and our ability to meet our debt obligations will be dependent upon our future performance.

     As of June 30, 2001, our convertible notes and long term debt less current portion was $849 million compared to $669 million at December 31, 2000, and $654 million at December 31, 1999. An increase in our debt-to-equity ratio could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will depend upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

     Since a substantial portion of our operations are conducted through our subsidiaries, the cash flow and the consequent ability to service debt are partially dependent upon the earnings of our subsidiaries and the distribution of those earnings, or upon loans or other payments of funds by those subsidiaries, to us. These subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to our long-term debt or to make any funds available therefor, whether by dividends, distributions, loans or other payments. In addition, the payment of dividends or distributions and the making of loans and advances to us by any of our subsidiaries could in the future be subject to statutory or contractual restrictions and other various business considerations and contingent upon the earnings of those subsidiaries. Any right held by us to receive any assets of any of our subsidiaries upon its liquidation or reorganization will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors, except to the extent that we are recognized as a creditor of such subsidiary, in which case our claims would still be subordinate to any security interest in the assets of such subsidiary and any indebtedness of such subsidiary senior to that held by us.

We may need to raise additional capital that may not be available.

     Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of approximately $600 million in the first half 2001, compared to $961 million in all of 2000 and $172 million in 1999. We intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. Currently, we expect our 2001 capital expenditures to be relatively level with 2000 at approximately $900 million. We may seek additional equity or debt financing to fund further expansion of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

We depend on independent assembly contractors which may not have adequate capacity to fulfill our needs and which may not meet our quality and delivery objectives.

     We manufacture wafers for our products at our fabrication facilities, and the wafers are then sorted and tested at our facilities. After wafer testing, we ship the wafers to one of our independent assembly contractors located in China, Malaysia, the Philippines, South Korea, Taiwan and Thailand where the wafers are separated into die, packaged and, in some cases, tested. Our reliance on independent contractors to assemble, package and test our products involves significant risks, including reduced control over quality and delivery schedules, the potential lack of adequate capacity and discontinuance or phase-out of the contractors’ assembly processes. These independent contractors may not continue to assemble, package and test our products for a variety of reasons. Moreover, because our assembly contractors are located in foreign countries, we are subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates. Accordingly, we may experience problems in timelines and the adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

We are subject to environmental regulations, which could impose unanticipated requirements on our business in the future. Any failure to comply with current or future environmental regulations may subject us to liability or suspension of our manufacturing operations.

     We are subject to a variety of federal, state and local governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. Increasing public attention has been focused on the environmental impact of semiconductor operations. Although we have not experienced any material adverse effect on our operations from environmental regulations, any changes in such regulations or in their enforcement may impose the need for additional capital equipment or other requirements. If for any reason we fail to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations, we could be subject to substantial liability or our manufacturing operations could be suspended.

We depend on certain key personnel, and the loss of any key personnel may seriously harm our business.

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

Failure to manage our growth may seriously harm our business.

     Our business has grown in recent years through both internal expansion and acquisitions, and continued growth may cause a significant strain on our infrastructure and internal systems. To manage our growth effectively, we must continue to improve and expand our management information systems. We commenced an implementation of a new SAP enterprise resource planning and management system for our worldwide operations in 2000, which is not yet fully implemented. Our success depends to a significant extent on the management skills of our executive officers. If we are unable to manage growth effectively, our results of operations will be harmed.

Business interruptions could harm our business.

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

Provisions in our amended and restated certificate of incorporation and preferred shares rights agreement may have anti-takeover effects.

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

     We also have a preferred shares rights agreement with BankBoston, N.A., as rights agent, dated as of September 4, 1996 and amended and restated on October 18, 1999, which gives our stockholders certain rights that would likely delay, defer or prevent a change of control of Atmel in a transaction not approved by our board of directors.

Our stock price has fluctuated in the past and may continue to fluctuate in the future.

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

Interest Rate Risk

     We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short term interest rates. We generally classify these securities as available for sale, and consequently record them on the balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures.

     Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statement of operations through December 31, 2000.

     Atmel has short term debt, long term debt and capital leases totaling $1 billion at June 30, 2001. Approximately $711 million of these borrowings have fixed interest rates. Approximately $296 million of floating rate debt is based on the Euro and EuroYen interest rates. We do not hedge either of these interest rates and could be negatively affected should either of these rates increase significantly. A hypothetical 100 basis point increase in both of these interest rates would have a $1.5 million adverse impact on income before taxes on Atmel’s Consolidated Statements of Operations for the remainder of 2001. While there can be no assurance that both of these rates will remain at current levels, we believe these rates will not increase significantly (defined as an increase of more than 100 basis points) and cause any harm to our operations and financial position.

Foreign Currency Risk

     When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenue, this would negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenue can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in yen were 6% of our revenue in the first half 2001, compared to 7% in the first half 2000. Sales denominated in foreign currencies were 22% in the first half 2001, compared to 31% in the first half 2000. We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     We are not a party to any legal proceedings that management believes could have a material adverse effect on our operating results.

Item 2. Changes in Securities and Use of Proceeds

     In May 2001, we completed an offering of $511,500,000 in aggregate principal amount at maturity of our Zero Coupon Convertible Debentures due 2021. The initial purchasers of the debentures were Morgan Stanley & Co. Incorporated, Credit Lyonnais Securities (USA) Inc. and Needham & Company, Inc. From the aggregate offering price of approximately $200 million we received approximately $194 million in net proceeds from the offering after deducting the aggregate initial purchasers’ discount, which was approximately $6 million. The offer and sale of the debentures was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A promulgated thereunder. The debentures are convertible, at the option of the holder, into the Company’s common stock at the rate of 22.983 shares per $1,000 principal amount at maturity of the debentures. The effective interest rate of the debentures is 4.75 percent per annum. The debentures will be redeemable for cash, at our option, at any time on or after May 23, 2006 in whole or in part at redemption prices equal to the issue price plus accrued original issue discount. At the option of the holders as of May 23, 2006, 2011 and 2016, we may be required to redeem the debt at prices equal to the issue price plus accrued original issue discount through date of repurchase. We may, at our option, elect to pay the repurchase price in cash, in shares of our common stock or in any combination of the two. We plan to use the net proceeds from this offering for general corporate purposes, as well as capital expenditures, such as equipment for 0.13 micron and copper manufacturing processes.

Item 4: Submission of Matters to a Vote of Securities Holders

     At our Annual Meeting of Stockholders held on May 2, 2001, the tabulation of proxies representing 410,158,408 shares of Common Stock or 88% of the total outstanding shares resulted in the following votes (in thousands):

          Proposal I (Election of Directors)

	Total Vote	Total Vote
	for Each	Withheld
	Director	Each Director

George Perlegos	357,296	52,854

Gust Perlegos	357,196	52,954

Tsung-Ching Wu	357,398	52,752

Norm Hall	380,699	29,452

T. Peter Thomas	392,439	17,711

Pierre Fougere	392,347	17,803

Proposal II (To increase the number of authorized shares of Common Stock of Atmel Corporation to 1,600,000,000.)

FOR	AGAINST	ABSTAIN

354,856	54,270	1,024

Proposal III (To ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of Atmel Corporation for 2001.)

FOR	AGAINST	ABSTAIN

389,747	19,704	699

Item 5: Other Information

Stockholder Proposals Due for Our 2002 Annual Meeting

     Stockholder proposals intended to be presented at our 2002 annual meeting of stockholders must be received by our Vice President and General Counsel not later than November 21, 2001 in order to be included in our proxy statement and form of proxy relating to the 2002 annual meeting. (Our Address: 2325 Orchard Parkway; San Jose, CA 95131)

Item 6: Exhibits and Reports on Form 8-K

(A)	The following exhibits have been filed with this report:

Exhibit 3.1 — Certificate of Incorporation of Registrant, as amended and restated to date

Exhibit 10.9 — Indenture, dated as of May 23, 2001, by and between the company and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture)

Exhibit 10.10 — Registration Rights Agreement, dated as of May 23, 2001

(B)	Reports on Form 8-K:

     A report on Form 8-K was filed on May 17, 2001 (reporting the intention to raise approximately $200 million through an offering of zero coupon convertible subordinated notes). A second Form 8-K was filed on May 18, 2001 (announcing the pricing of the zero coupon convertible subordinated debentures due 2021 through a private offering to qualified institutional investors). Another Form 8-K was filed on July 26, 2001 (announcing our results for the three months ended June 30, 2001, among other things).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION

(Registrant)

August 10, 2001	/s/ GEORGE PERLEGOS

George Perlegos President, Chief Executive Officer (Principal Executive Officer)

/s/ DONALD COLVIN

August 10, 2001	Donald Colvin Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
Exhibit 3.1	Certificate of Incorporation of Registrant, as amended and restated to date

Exhibit 10.9	Indenture, dated as of May 23, 2001, by and between the company and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture)

Exhibit 10.10	Registration Rights Agreement, dated as of May 23, 2001