Form 10-Q
period 2001-09-30
ATMEL CORP
filed 2001-11-14
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _________________

Commission File Number 0-19032

ATMEL CORPORATION
(Registrant)

Delaware (State or other jurisdiction of incorporation or organization)	77-0051991 (I.R.S Employer Identification Number)

2325 Orchard Parkway
San Jose, California 95131
(Address of principal executive offices)

(408) 441-0311
Registrant’s telephone number

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [X]     No [   ]

On November 8, 2001, Registrant had outstanding 465,543,328 shares of Common Stock.

ATMEL CORPORATION

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2001

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Atmel Corporation
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2001	December 31, 2000

	(unaudited)
Current assets
Cash and cash equivalents	$332,078	$448,281
Short term investments	309,350	514,263
Accounts receivable	218,025	392,384
Inventories	321,690	289,054
Other current assets	139,927	148,212

Total current assets	1,321,070	1,792,194
Fixed assets, net	1,698,140	1,927,817
Other assets	176,347	53,876
Cash — restricted	—	51,000

Total assets	$3,195,557	$3,824,887

Current liabilities
Current portion of long-term debt	$205,185	$173,866
Trade accounts payable	204,892	655,450
Accrued liabilities and other	397,979	326,352
Deferred income on shipments to distributors	27,911	33,703

Total current liabilities	835,967	1,189,371
Convertible notes	341,629	122,700
Long-term debt less current portion	444,632	545,803
Other long term liabilities	42,273	72,156

Total liabilities	1,664,501	1,930,030

Stockholders’ equity
Common stock	465	462
Additional paid in capital	1,241,182	1,226,412
Accumulated other comprehensive loss	(45,259)	(53,465)
Retained earnings	334,668	721,448

Total stockholders’ equity	1,531,056	1,894,857

Total liabilities and stockholders’ equity	$3,195,557	$3,824,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net revenues	$294,752	$530,393	$1,187,692	$1,438,337
Expenses
Cost of revenues	261,944	294,899	826,636	818,328
Research and development	65,340	57,929	203,809	182,458
Selling, general and administrative	47,404	57,044	147,846	154,587
Restructuring charges	481,296	—	481,296	—

Total operating expenses	855,984	409,872	1,659,587	1,155,373

Operating (loss) income	(561,232)	120,521	(471,895)	282,964
Interest and other expenses, net	(9,717)	(960)	(11,580)	(2,190)

(Loss) income before taxes	(570,949)	119,561	(483,475)	280,774
Income tax benefit (provision)	128,186	(43,042)	96,695	(101,078)

Net (loss) income	$(442,763)	$76,519	$(386,780)	$179,696

Basic net (loss) income per share	$(0.95)	$0.17	$(0.83)	$0.40
Diluted net (loss) income per share	$(0.95)	$0.16	$(0.83)	$0.38
Shares used in basic net (loss) income per share calculations	465,032	461,678	464,184	447,033

Shares used in diluted net (loss) income per share calculations	465,032	494,034	464,184	490,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2001	2000

Cash from operating activities
Net (loss) income	$(386,780)	$179,696
Items not requiring or generating cash:
Depreciation and amortization	232,629	172,868
Restructuring charge	481,296	—
Deferred tax benefit of net loss	(111,589)	—
Loss on sales of fixed assets	5,404	327
Provision for doubtful accounts receivable	9,681	6,103
Other	11,332	6,814
Changes in operating assets and liabilities
Accounts receivable	162,522	(65,365)
Inventories	(37,327)	(4,678)
Prepaid taxes and other assets	(6,321)	(23,119)
Trade accounts payable and other accrued liabilities	(23,775)	235,131
Income taxes payable	(46,848)	83,800
Deferred income on shipments to distributors	(5,792)	1,291

Net cash provided by operating activities	284,432	592,868

Cash from investing activities
Acquisition of fixed assets	(755,954)	(712,291)
Sales of fixed assets	1,533	2,848
Acquisitions	—	(12,869)
Purchase of investments	(144,417)	(182,970)
Sale or maturity of investments	351,897	88,886

Net cash used in investing activities	(546,941)	(816,396)

Cash from financing activities
Issuance of notes payable	9,146	25,980
Proceeds from issuance of convertible notes	200,027	—
Proceeds from capital leases and notes	100,685	290,577
Principal payments on capital leases and notes	(181,450)	(124,068)
Issuance of common stock	14,773	691,979

Net cash provided by financing activities	143,181	884,468

Effect of foreign currency translation adjustment	3,125	(29,682)

Net (decrease) increase in cash	(116,203)	631,258
Cash and cash equivalents at beginning of period	448,281	251,272

Cash and cash equivalents at end of period	$332,078	$882,530

Interest paid	$20,162	$25,585
Income taxes paid	$67,648	$35,006
Fixed asset purchases in accounts payable	$78,390	$128,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net (loss) income	$(442,763)	$76,519	$(386,780)	$179,696

Other comprehensive income (loss):
Foreign currency translation adjustments	48,455	(37,116)	4,442	(50,469)
Unrealized gain on securities	434	1,738	3,764	935

Other comprehensive (loss) income	48,889	(35,378)	8,206	(49,534)

Comprehensive (loss) income	$(393,874)	$41,141	$(378,574)	$130,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)

1. Basis of Presentation and Accounting Policies

These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of September 30, 2001, and the results of operations, comprehensive income and cash flows for the three and nine month periods ended September 30, 2001 and 2000. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report to Shareholders filed on Form 10-K for the year ended December 31, 2000. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Prior year amounts have been reclassified to conform with current presentation.

2. Inventories

Inventories are stated at the lower of cost (first-in, first-out for raw materials and purchased parts; and average cost for work in progress) or market, and comprise the following:

(In thousands)	September 30, 2001	December 31, 2000

Raw materials and purchased parts	$25,883	$26,671
Finished goods	88,390	78,938
Work in progress	207,417	183,445

Total	$321,690	$289,054

3. Short term investments

Short term investments at September 30, 2001 and December 31, 2000 comprise debt securities consisting primarily of US government and municipal agency securities, US and foreign corporate debt securities, commercial paper, auction rate preferred stock, certificates of deposit, and overnight deposits.

All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders’ equity.

4. Net (Loss) Income Per share

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided in the following table. All shares have been restated to reflect the 2-for-1 stock split effected in August 2000.

	Three Months Ended		Nine Months Ended
	September 30		September 30

(In thousands, except per share data)	2001	2000	2001	2000

Basic net (loss) income [numerator]	$(442,763)	$76,519	$(386,780)	$179,696
Interest saved on convertible bonds, net of taxes	—	1,128	—	5,644

Diluted net (loss) income [numerator]	$(442,763)	$77,647	$(386,780)	$185,340

Shares used in basic net income per share calculations [denominator]:
Weighted average shares of common stock outstanding (basic)	465,032	461,678	464,184	447,033
Dilutive effect of stock options	—	13,324		14,672
Dilutive effect of convertible bonds	—	19,032	—	28,422
Shares used in diluted net income per share calculations [denominator]:
Weighted average shares of common stock outstanding (diluted)	465,032	494,034	464,184	490,127

Basic net income per share	$(0.95)	$0.17	$(0.83)	$0.40

Diluted net income per share	$(0.95)	$0.16	$(0.83)	$0.38

For the three months ended September 30, 2001, 40,074 shares of common stock relating to outstanding options and convertible bonds were excluded from the computation of diluted net loss per share because they were anti-dilutive. For the nine months ended September 30, 2001, 37,428 shares of common stock relating to outstanding options and convertible bonds were excluded from the computation of diluted net income per share because they were anti-dilutive.

5. Segment Reporting

We have four reportable segments: Application Specific Integrated Circuits (ASIC), Logic, Nonvolatile Memories (NVM) and Atmel Wireless and Microcontroller Group (WMG). Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits.

Information about segments (in thousands):

	ASIC	Logic	NVM	WMG	Total

Three Months ended September 30, 2001
Net revenues	$86,692	$35,766	$110,838	$61,456	$294,752
Segment operating income (loss)	(14,072)	(3,674)	(35,320)	7,310	(45,756)
Three Months ended September 30, 2000
Net revenues	$130,124	$42,196	$281,716	$76,357	$530,393
Segment operating income	24,602	14,075	86,887	12,864	138,428

	ASIC	Logic	NVM	WMG	Total

Nine Months ended September 30, 2001
Net revenues	$327,210	$131,944	$521,478	$207,060	$1,187,692
Segment operating income	23,170	23,413	27,933	28,468	102,984
Nine Months ended September 30, 2000
Net revenues	$348,820	$107,400	$761,588	$220,529	$1,438,337
Segment operating income	67,955	28,370	212,122	33,375	341,822

Reconciliations of segment information to financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Total income for reportable segments	$(45,756)	$138,428	$102,984	$341,822
Unallocated amounts:
Corporate R&D	(10,399)	(6,094)	(31,369)	(38,094)
Start up expenses	(18,541)	(8,587)	(54,173)	(13,754)
Corporate expenses	(5,240)	(3,226)	(8,041)	(7,010)
Restructuring charge	(481,296)	—	(481,296)

Consolidated operating income before interest and taxes	$(561,232)	$120,521	$(471,895)	$282,964

Certain costs which are not specifically identifiable to segments such as corporate R & D and start up costs associated with new wafer manufacturing facilities are reported as unallocated amounts. However, all segments benefit from these corporate activities and if allocation of these costs were feasible, segment results would be correspondingly reduced.

6. Restructuring Charges

During the Company’s third quarter 2001 a restructuring plan was announced that included the consolidation of manufacturing operations in both the United States and Europe and a projected 2500 person work force reduction. The restructuring charges include a $462,769 asset impairment charge and an $18,527 charge related to reductions of force in Europe.

The asset impairment charge relates primarily to the manufacturing assets in the fabrication facilities in Colorado Springs, Colorado, Rousset, France and Nantes, France. The Company determined that due to excess capacity, the future undiscounted cash flows related to these facilities will not be sufficient to recover the carrying value of the manufacturing equipment in those facilities. The carrying values of these assets were written down to the Company’s estimate of fair market value and will continue to be depreciated over their remaining useful lives. The estimate of fair market value was based on an outside appraisal that assumed the assets would continue in use at their current locations.

The charges related to the US reduction in force have been and will be expensed upon finalization of detailed plans and communications to employees, which has generally been in the periods in which the employees have been terminated. The European reduction in force charges are based on legal requirements and are expected to be paid over the next 12 months. At September 30, 2001, none of the European reduction in force costs had been paid.

7. Recent Pronouncements

SFAS 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 pursuant to the issuance of SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” which deferred the effective date of SFAS No. 133 by one year. In June 2000, the FASB issued SFAS Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 138 amends certain terms and conditions of SFAS 133. We have adopted SFAS No. 133 and 138 in the quarter ending March 31, 2001. The adoption of the statements did not have a significant effect on our results of operations.

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

SFAS 144

In October 2001, the FASB issued Statement of Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Discontinued Events and Extraordinary Items”. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in calendar 2002.

8. Zero Coupon Convertible Subordinated Notes

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

Forward Looking Statements

     Investors are cautioned that certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, statements in “Net Revenues by Segment” regarding future prices of our products, in “Cost of Revenues and Gross Margin” regarding our capital expenditures and the impact on our business of the current downturn in the semiconductor industry, in “Research and Development” regarding our continued investments in process technology and product development, in “Restructuring Charges” regarding our asset impairment and work force reduction charges, in “Liquidity and Capital Resources” regarding collection of our receivables and in “Cash Flow” regarding our meeting our liquidity and capital requirements. These statements are based on current expectations and projections about the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to factors such as the effects on demand for our products of the terrorist attacks in the United States and any related conflicts or similar events worldwide; the effect of changing economic conditions; material changes in currency exchange rates; political instability in countries where we manufacture and/or sell our products; disruptions in production or conditions in the overall semiconductor market (including the historic cyclicality of the industry); risks associated with product demand and market acceptance risks; the impact of competitive products and pricing; delays in new product development, manufacturing capacity utilization, product mix and technological risks and other risk factors identified in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K. The Company undertakes no obligation to update any forward looking statements in this Form 10-Q.

Results of Operations

     The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net revenues	100%	100%	100%	100%
Expenses
Cost of sales	89	56	70	57
Research and Development	22	11	17	13
Selling, general and administrative	16	11	12	11
Restructuring charges	163	—	41	—

Total expenses	290	78	140	81

Operating (loss) income	(190)	22	(40)	19
Interest and other income (expenses), net	(3)	—	(1)	—

(Loss) income before taxes	(193)	22	(41)	19
Income tax benefit (provision)	43	(8)	8	(7)

Net (loss) income	(150)%	14%	(33)%	12%

Net Revenues

     Revenues for the first three quarters 2001 decreased $251 million, or 17% from the comparable period of 2000. Revenues in the third quarter 2001 totaled $295 million, a decrease of 44% from the same quarter in 2000. Beginning late in the fourth quarter 2000, the global semiconductor industry began to experience a downturn which has continued through the third quarter 2001. Our business has been impacted by this downturn, with the effect that our net revenues of $295 million in the third quarter 2001 declined by $72 million, or 20%, from $367 million in the second quarter 2001. This decrease in revenues is primarily due to a decline in customer end-demand for semiconductor products, particularly in the Flash market and our North American distribution business and an overall decrease in average selling prices. At present we cannot predict with any degree of certainty when business conditions will improve.

Net Revenues — By Segment

     Our business currently has four segments: application specific integrated circuits (ASIC), Logic, nonvolatile memory (NVM), and Atmel Wireless and Microcontroller Group (WMG). We announced on October 18, 2001 a reorganization of the company into four business groups which will be: ASIC, Radio Frequency (RF) products, NVM, and Microcontrollers.

     The following discussion is based upon the current segments before the reorganization.

     Our revenues for the first three quarters of 2001 decreased by 17% from the same period in 2000, with declines in all segments except for the Logic segment. Revenues in every segment decreased in the third quarter 2001 compared to the same quarter last year. The largest decrease was in the NVM segment.

     The Company’s net revenues by segment are summarized as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Increase			Increase
Segment	2001	2000	(Decrease)	2001	2000	(Decrease)

ASIC	$86,692	$130,124	$(43,432)	$327,210	$348,820	$(21,610)
Logic	35,766	42,196	(6,430)	131,944	107,400	24,544
NVM	110,838	281,716	(170,878)	521,478	761,588	(240,110)
WMG	61,456	76,357	(14,901)	207,060	220,529	(13,469)

Total	$294,752	$530,393	$(235,641)	$1,187,692	$1,438,337	$(250,645)

     ASIC segment revenues decreased by $22 million in the first three quarters 2001 compared to the same period in 2000. This decrease resulted from lower volumes partially offset by stronger prices and by the inclusion of Atmel Grenoble’s revenues under this segment for the entire nine months 2001 compared to only five months of 2000. We acquired Atmel Grenoble in May 2000.

     ASIC revenues decreased by $43 million in the third quarter 2001 over the same period in 2000 due principally to lower unit shipments offset by higher average selling prices. ASIC revenues decreased by $11 million in the third quarter 2001 compared to the second quarter 2001 due to lower unit shipments and lower average selling prices

     Logic segment revenues increased by $25 million in the first three quarters 2001 compared to the same period in 2000 as the result of higher unit shipments offset by lower average selling prices.

     Logic revenues decreased $6 million in the third quarter 2001 compared to the same quarter in 2000 because of lower average selling prices, offset by higher unit shipments. Revenues decreased by $8 million in the third quarter 2001 compared to the second quarter 2001 as the result of lower average selling prices, offset by higher unit shipments.

     NVM segment revenues decreased $240 million in the first three quarters 2001 compared to the same period in 2000. The decrease was due to significantly lower unit shipments and lower average selling prices.

     NVM revenues decreased $171 million in the third quarter 2001 compared to the same period in 2000, as a result of lower unit shipments and lower average selling prices. Revenues also decreased $47 million in the third quarter 2001 compared to the second quarter 2001 due to a combination of lower unit shipments and lower average selling prices. Because NVM products are commodity oriented, they are subject to greater declines in average selling prices than other product areas within our company. The commodity memory portion of the semiconductor industry has suffered from excess capacity since late in the fourth quarter 2000, and previously during all of 1998 through the first quarter 1999, which led and may be leading to greater than normal price erosion during these and subsequent periods.

     WMG segment revenues in the first three quarters 2001 decreased $13 million from the same period in 2000 as a result of lower unit volumes offset by higher average selling prices.

     WMG revenues decreased $15 million in the third quarter 2001 compared to the same period in 2000 primarily as a result of lower unit volumes, offset by higher average selling prices. Revenues decreased $5 million in the third quarter 2001 compared to the second quarter 2001 as the result of lower unit shipments and lower average selling prices.

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

Net Revenues — By Geographic Area

     The Company’s net revenues by geographic areas are summarized as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			(Decrease)			(Decrease)
Region	2001	2000	Increase	2001	2000	Increase

North America	$61,005	$188,719	$(127,714)	$300,685	$502,175	$(201,490)
Europe	95,405	166,557	(71,152)	397,271	447,837	(50,566)
Asia	127,750	162,630	(34,880)	443,920	467,693	(23,773)
Other	10,592	12,487	(1,895)	45,816	20,632	25,184

Total	$294,752	$530,393	$(235,641)	$1,187,692	$1,438,337	$(250,645)

     For the first three quarters 2001, sales declined in the three largest regions when compared to the same period in 2000. Sales in all regions declined in the third quarter 2001 compared to the same period in 2000.

     Revenues from North America in the first three quarters 2001 declined $201 million or 40% from the same period in 2000. The decrease occurred principally in the second and third quarters 2001 with a combined decline of $202 million from the same two quarters in 2000. Third quarter 2001 revenues declined $32 million or 35% from the second quarter 2001.

     Revenues from Europe decreased $51 million or 11% in the first three quarters 2001 compared to the same period in 2000. Third quarter 2001 revenues from Europe were $71 million less than in the same period last year, a decline of 43%. Third quarter 2001 revenues declined $26 million or 22% from the second quarter 2001.

     Revenues from Asia decreased $24 million or 5% in the first three quarters 2001 compared to the same period in 2000. Third quarter 2001 revenues declined $35 million or 21% from the same quarter in 2000. Third quarter 2001 revenues declined $8 million or 6% from the second quarter 2001.

     In both the first three quarters and the third quarter 2001, approximately 21% of sales were denominated in foreign currencies, which compares to 24% and 22% in the same periods in

2000. Had exchange rates in the first three quarters 2001 remained the same as in 2000 our reported revenues would have been approximately $13 million higher.

Cost of Revenues and Gross Margin

     Our cost of revenues as a percentage of net revenues increased to 89% in the third quarter 2001, compared to 56% in the third quarter 2000, and to 70% in the first three quarters 2001, from 57% in the corresponding period of 2000. Gross margin was 11% for the third quarter 2001 and 30% for the first three quarters 2001, compared to 44% and 43% in the same periods of 2000. The decline was caused by lower unit sales volumes over which to spread fixed manufacturing costs and higher charges for excess and obsolete inventories due to reduction in demand.

     In 2001 we expect capital expenditures to be about $900 million, compared to $961 million in 2000. These expenditures are focused on developing leading edge manufacturing capacity.

     During the second and third quarters 2001 we implemented several cost reduction measures. In addition, in the third quarter 2001 we recorded an asset impairment charge of $462 million, which will reduce depreciation expense by approximately $28 million per quarter. However, if the current downturn in the semiconductor industry which began late in the fourth quarter 2000 continues or worsens, our wafer fabrication capacity would continue to be underutilized, and our inability to quickly reduce fixed costs such as the remaining depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities would further harm our operating results. If our net revenues do not increase sufficiently in future periods to meet these costs, our business could be harmed.

Research and Development

     Research and development costs increased 12% in the first three quarters 2001 from the same period in 2000. As a percentage of net revenues, research and development cost increased to 22% in the third quarter 2001 from 11% in the third quarter 2000. We continue our investment in advancing our wafer manufacturing technology to produce integrated circuits with 0.18 micron and 0.13 micron line widths, enhancing our mature products, developing new products, developing new process technologies such as those which use silicon germanium to produce faster integrated circuits, and making improvements to manufacturing efficiencies. We believe that continued investments in process technology and product development are essential for us to remain competitive in the markets we serve, and we are committed to high levels of expenditures for research and development. At the same time, we are taking appropriate steps in an effort to keep fixed costs in this area in line with market conditions.

Selling, General and Administrative (SG&A)

     Selling, general and administrative expenses decreased $7 million in the first three quarters 2001 compared to the same period in 2000 due to a decline in selling commissions related to lower sales and cost reductions due to reduced general and administrative activities. SG&A expenses decreased $10 million in the third quarter 2001 compared to the same quarter in 2000, also due to lower selling costs and the results of cost control measures in general and administrative expenses.

Interest and Other Expenses

     We reported $(12) million of net interest and other expenses for the first three quarters 2001 compared to $(2) million net interest and other expenses for the same period in 2000. For the third quarter 2001 interest and other expenses were $(10) million, compared to interest and other expenses of $(1) million for the same quarter last year. The increase in net interest and other expenses in the current three and nine month periods is primarily due to lower interest income from lower invested balances and higher interest expense from additional borrowings made in 2001.

Restructuring Charges

     During the third quarter 2001, the Company recorded a $462 million asset impairment charge related to certain of its fabrication facilities and an $19 million charge related to a headcount reduction in Europe. The charges are part of a restructuring plan that includes a projected 2500 person work force reduction and the consolidation of manufacturing operations in both the U.S. and Europe.

     During the period from fiscal 1998 to fiscal 2000, our sales volume grew significantly, from $1.1 billion to $2.0 billion. As business conditions improved during this time, the Company took steps to significantly expand its manufacturing capacity. In March 1998 we acquired the integrated circuit business Temic Telefunken Microelectronic, including its two fabrication facilities in Heilbronn, Germany and Nantes, France. In May 2000 we acquired Thomson-CSF Semiconducteurs Specifique in Grenoble, France. In addition, during 2000 we acquired fabrication facilities in Texas and North Tyneside, U.K. The Company also invested in its fabrication facilities to upgrade technology. During the period January 1998 to September 2001, we spent approximately $2.0 billion for acquisitions of property and equipment in anticipation of significant growth in our business during 2001, 2002 and beyond from the historical levels achieved in 2000.

     During 2001, business conditions in the semiconductor industry deteriorated rapidly. Global semiconductor sales declined from $18.4 billion in September 2000 to $10.2 billion in September 2001. Our quarterly revenues have also declined rapidly from $574 million in the fourth quarter 2000 to $295 million in the third quarter 2001 and our plants are currently operating at significantly below their capacity. We do not expect a rapid improvement in market conditions. In response to these conditions, the Company has announced plans to cease volume manufacturing at two of its 6 inch fabrication facilities.

     As a result of the difficult operating conditions that now exist in the semiconductor industry, we performed an asset impairment review of our fixed assets. In assessing the impairment, we grouped manufacturing assets at the lowest level from which there were identifiable cash flows that were largely independent of the cash flows of other groups of assets. We determined that currently projected production volumes and related cash flows from the fabrication facilities in Colorado Springs, Colorado, Rousset, France and Nantes, France would not be sufficient to recover the carrying value of those facilities. We concluded that these assets are impaired and have written down the carrying values of these facilities to our estimate of their fair market value. Our estimate of fair market value was based on an outside appraisal that assumed the assets would continue in use at their current locations. The assets will continue to be depreciated over their remaining useful lives, and none of the assets affected by this action are currently held for sale.

     The difficult operating conditions have also caused us to take actions to reduce our work force. We are in the process of reducing our work force globally by a projected 2500. We have already taken actions during the year to reduce our work force in the United States and have included these charges at the time the actions were taken. We expect to incur more costs in the U.S. in the fourth quarter 2001 related to further reductions in force. We have also included $19 million in restructuring charges related to our reduction in force in Europe, none of which had been paid as of September 30, 2001. These amounts will be paid as legally required in Europe. If business conditions do not improve, the Company may take actions to further reduce its workforce which will result in additional restructuring charges.

Income Tax Provision

     The Company’s effective tax rate benefit for the three and nine months ended September 30, 2001 was 22% and 20%, respectively. The effective tax rate for both the three and nine months ended September 30, 2000 was 36%.

Net Income

     We reported a net loss of $443 million for the third quarter 2001 compared to net income of $77 million in the same quarter 2000. The third quarter 2001 net loss includes a pretax restructuring charge of $481 million, of which $462 million represents a charge for impaired assets and $19 million represents a charge for reducing employment levels in Europe. The balance of the pretax loss is $90 million and is due primarily to the significant decline in our net revenues while significant fixed costs such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities have remained stable. We were unable to reduce such costs as quickly as net revenues declined.

Liquidity and Capital Resources

     At September 30, 2001 we had $332 million of cash and cash equivalents, compared to $448 million at December 31, 2000. Total current assets exceeded total current liabilities by 1.6 times, compared to 1.5 times at December 31, 2000. Short term investments decreased from $514 million to $309 million over the same period as funds have been used to help reduce trade accounts payable to $205 million at September 30, 2001 from $655 million at December 31, 2000. Our working capital decreased by $118 million to $485 million in the first nine months of 2001 due to a variety of factors including a $174 million decrease in accounts receivable plus a $72 million increase in accrued liabilities offset by a $33 million increase in inventory.

     The Company’s accounts receivable decreased 44% to $218 million at September 30, 2001 from $392 million at December 31, 2000. The average days of accounts receivable outstanding was 67 days at the end of the third quarter 2001 compared to 69 days in the second quarter 2001 and 62 days in the fourth quarter 2000. Average days outstanding could increase during the most recent downturn in the semiconductor industry, which began late in the fourth quarter 2000. We monitor collection risks and provide an adequate allowance for doubtful accounts related to these risks. While there can be no guarantee of collecting these receivables, we believe that substantially all net receivables will be collected given customers’ current credit ratings.

     Inventories increased by $33 million to $322 million at September 30, 2001 from $289 million at December 31, 2000. Days sales in inventory were 112 days at the end of the third quarter 2001 compared to 83 days at

December 31, 2000. Shipments slowed faster than we were able to reduce production rates and fixed manufacturing costs during the first three quarters 2001. Inventories at September 30, 2001 decreased by $6 million from $328 million at June 30, 2001 because of higher charges for excess and obsolete inventory. We are continuing to take measures to reduce manufacturing costs in line with reduced demand, but the fixed nature of many manufacturing costs limits our ability to respond as quickly as demand for our products changes.

Cash Flow

From Operating Activities: During the nine months ended September 30, 2001, net cash provided by operating activities was $284 million, compared to $593 million in the same period of 2000, a decrease of $309 million, or 52%. The decrease in cash provided by operating activities is primarily due to reduced net income and because cash was used to reduce liabilities and pay income taxes, offset by cash provided from collections of accounts receivable. Depreciation and amortization, a cost not requiring cash, increased $60 million compared to the same period of 2000.

Used in Investing Activities: Cash used in investing activities was $547 million during the first nine months of 2001, compared to $816 million during the comparable period of 2000, a decrease of $269 million. This decrease in cash used in investing activities was primarily due to an increase of $263 million of cash flow generated by the sale or maturity of investments which was used in part to settle trade accounts payable arising from the acquisition of fixed assets.

From Financing Activities: Net cash flows generated by financing activities totaled $143 million in the first three quarters 2001 compared with $884 million in the same period last year. The principal reason for the decline was our receipt of $612 million in net proceeds from the stock offering in the first quarter 2000, an event not repeated in 2001. Additionally, we engaged in lease financing of $101 million in the first three quarters 2001 compared to $291 million in the same period last year, a decrease of $190 million.

     In the second quarter of 2001 we completed a convertible debt offering from which we obtained $194 million in net proceeds. See Note 8 (Zero Coupon Convertible Subordinated Notes) in Notes to Condensed Consolidated Financial Statements.

     We believe that our existing sources of liquidity, together with cash flow from operations, lease financing on equipment, and other short- and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements through 2002. We may, however, seek additional equity or debt financing to fund the expansion of our wafer fabrication capacity or other projects, and the timing and amount of such capital requirements cannot be precisely determined at this time. If we seek such financing it may not be available in sufficient amounts or upon acceptable terms.

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

     Beginning late in the fourth quarter 2000, the semiconductor industry began to experience a downturn. Our business has been impacted by this recent downturn, with the effect that our net revenues of $1,188 million in the first three quarters 2001 declined by $251 million, or 17%, from $1,438 million in the same period 2001. Many of the business conditions we experienced in the 1998 downturn are again present in our business, and at present we cannot predict with any degree of certainty when business conditions will improve. In the current quarter we recorded a $462 million charge to recognize an impairment in value of our manufacturing equipment in Colorado Springs, Colorado, Rousset, France and Nantes, France. In addition, we recorded a $19 million charge for the costs of reducing our workforce in our European manufacturing operations. If the current downturn is worse than we currently expect, it would continue to harm our results of operations.

     We believe that our future sales will depend substantially on the success of our new products. Our new products are generally incorporated into our customers’ products or systems at the design stage. However, design wins may precede volume sales by a year or more. We may not be successful in achieving design wins or any design win may not result in future revenues, which depend in large part on the success of the customer’s end product or system. We expect the average selling price of each of our products to decline as individual products mature and competitors enter the market. To offset average selling price decreases, we rely primarily on reducing costs in the manufacturing of those products, increasing unit sales to absorb fixed costs and introducing new, higher priced products which incorporate advanced features or integrated technologies to address new or emerging markets. To the extent that such cost reductions and new product introductions do not occur in a timely manner, our operating results could be harmed. From time to time, our quarterly revenues and operating results can become more dependent upon orders booked and shipped within a given quarter and, accordingly, our quarterly results can become less predictable and subject to greater variability.

     In addition, our future success will depend in large part on the resurgence of various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics, data networking equipment and military equipment, and economic growth generally. Our successful return to profitability will also depend upon a better supply and demand balance within the semiconductor industry.

The cyclical nature of the semiconductor industry creates fluctuations in our operating results.

     The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The industry is currently experiencing this type of downturn and experienced a similar downturn as recently as 1998. These downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. Our business would be further harmed by this industry-wide fluctuation if the recent downturn continues, or in the future. The commodity memory portion of the semiconductor industry, from which we derived 44% of our revenues in the first three quarters 2001, compared to 52% of our revenues in 2000, 46% of our revenues in 1999, and approximately half of our revenues in 1998, suffered from excess capacity in 1998 and the third quarter 2001, which led to substantial price reductions during those periods. While conditions improved after the 1998 downturn in 1999 and 2000, at present we cannot predict with any degree of certainty when the current downturn will subside.

During the current downturn and in the past, our operating results have also been harmed by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity and declining gross margins. If the current downturn continues it may result in our having to recognize additional asset impairment, excess inventory or other charges. Our business may be harmed in the future not only by cyclical conditions in the semiconductor industry as a whole but also by slower growth in any of the markets served by our customer products.

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

     In 2000 and to date in 2001, we made substantial capital expenditures to increase our wafer fabrication capacity at our facilities in Colorado Springs, Colorado and Rousset, France, and acquired two wafer fabrication facilities in Irving, Texas, and North Tyneside, UK. In 2001, our gross margin declined significantly as a result of the increase in fixed costs and operating expenses related to this expansion of capacity, and lower unit sales over which to spread these costs.

     If the most recent downturn in the semiconductor industry experienced since the fourth quarter 2000 continues into the fourth quarter 2001 or worsens, our wafer fabrication capacity would continue to be under-utilized, and our inability to quickly reduce fixed costs such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities would continue to harm our operating results. If net revenues do not increase sufficiently in future periods to meet these costs, our business could be harmed. We have previously experienced production delays and yield difficulties in connection with earlier expansions of our wafer fabrication capacity. Production delays, difficulties in achieving acceptable yields at any of our fabrication facilities or overcapacity could materially and adversely affect our operating results.

Our markets are highly competitive, and if we do not compete effectively, we may suffer price reductions, reduced revenues, reduced gross margins, and loss of market share.

     We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Fujitsu, Hitachi, Intel, LSI Logic, Microchip, Sharp and STMicroelectronics. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced our new products, we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. We are experiencing significant price competition in our nonvolatile memory business and especially for EPROM and Flash products. We expect continuing competitive pressures in our markets from existing competitors and new entrants, and declining demand which, among other things, will likely maintain the recent trend of declining average selling prices for our products.

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

If we do not successfully adjust our manufacturing capacity in line with demand, our business could be harmed.

     During periods of economic downturn within the semiconductor industry, such as the current downturn that began in the fourth quarter of 2000, we need to reduce our manufacturing capacity to a level that meets market demand in order to achieve and maintain profitability. Expensive manufacturing machinery must be underutilized or even sold off at significantly discounted prices, and employee and other manufacturing costs must be reduced.

     We currently manufacture our products at our wafer fabrication facilities located in Colorado Springs, Colorado; Heilbronn, Germany; Nantes, France; and Rousset, France. We have two additional facilities in Irving, Texas, and in North Tyneside, UK, at which we are not yet producing wafers. We have announced and are implementing ceasing high volume production at two of our wafer fabrication facilities located in Colorado Springs, Colorado and Nantes, France. We have also announced that the planned ramp-up of our North Tyneside fabrication facility, previously scheduled for the fourth quarter of 2001, has been suspended.

     Reducing our wafer fabrication capacity involves significant risks, including approvals and requirements of governmental and judicial bodies and loss of governmental subsidies. We may experience labor union or other difficulties implementing our current steps to reduce capacity and additional downsizing that we may be required to make if the current downturn continues or gets worse. Any difficulties that we experience could involve significant additional costs or reduce our anticipated revenues, which may harm our business.

     If a rebound occurs in the worldwide semiconductor industry and we cannot expand our capacity on a timely basis, we could experience significant capacity constraints that would prevent us from meeting customer demand.

     Expanding our wafer fabrication capacity involves significant risks, including shortages of materials and skilled labor and unavailability of semiconductor manufacturing and testing equipment. Any one of these risks could delay the building, equipping and production start-up of a new facility or the expansion of an existing facility, and could involve significant additional costs or reduce our anticipated revenues. In addition, the depreciation and other expenses that we incur in connection with the expansion of our manufacturing capacity may continue to reduce our gross margins in future periods.

     Whether demand is rising or falling, we are constantly required by competitive pressures in the industry to successfully implement new manufacturing technologies in order to reduce the geometries of our semiconductors in order to produce more integrated circuits per wafer. Currently we are working towards reducing the geometries of our semiconductors to 0.18 micron and 0.13 micron line widths. If the current downturn continues or worsens, our efforts to implement these new technologies while reducing costs consistent with demand may be significantly impaired.

     The cost of expanding our manufacturing capacity at our existing facilities or implementing new manufacturing technologies is typically funded through a combination of available cash resources, cash from operations and additional lease, debt or equity financing. We may not be able to obtain the additional financing necessary to fund the expansion of our manufacturing facilities or the implementation of new manufacturing technologies.

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

     Sales to customers outside North America accounted for approximately 75%, 64% and 65% of net revenues in the first three quarters 2001, and in all of 2000 and 1999. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. In recent years we have significantly expanded our international operations, most recently through our acquisitions of a wafer fabrication facility in North Tyneside, UK in September 2000, and Atmel Grenoble in May 2000. International sales and operations are subject to a variety of risks, including:

•	greater difficulty in protecting intellectual property

•	greater difficulty in staffing and managing foreign operations

•	reduced flexibility in staffing adjustments

•	greater risk of uncollectible accounts

•	longer collection cycles

•	potential unexpected changes in regulatory practices, including export license requirements, trade barriers, tariffs and tax laws

•	sales seasonality, and

•	general economic and political conditions in these foreign markets.

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

     Approximately 79%, 75% and 78% of our sales in the first three quarters 2001, and in all of 2000 and 1999 were denominated in U.S. dollars. During these periods our products became less price competitive in countries with currencies declining in value against the dollar. In 1998, business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. While these conditions stabilized in 1999 and 2000, the continuance or worsening of adverse business and financial conditions in Asia, where 37% of our revenues were generated in the first three quarters 2001, and 34% in the full years 2000 and 1999, would likely harm our operating results.

When we take foreign orders denominated in local currencies, we risk receiving fewer dollars when these currencies weaken against the dollar, and may not be able to adequately hedge against this risk.

     When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenues, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenues can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in euros and yen were 10% and 5% of our revenues in the first three quarters 2001, compared to 4% and 6% in 2000. Sales denominated in foreign currencies were 21% in the first three quarters 2001, compared to 25% in all of 2000. We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

If we fail to maintain satisfactory relationships with key customers, our business may be harmed.

     Our ability to maintain close, satisfactory relationships with large customers is important to our business. A reduction, delay, or cancellation of orders from our large customers would harm our business. The loss of one or more of our key customers, or reduced orders by any of our key customers, could harm our business and results of operations. Moreover, our customers may vary order levels significantly from period to period, and customers may not continue to place orders with us in the future at the same levels as in prior periods.

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

     As of September 30, 2001, our convertible notes and long term debt less current portion was $786 million compared to $669 million at December 31, 2000, and $654 million at December 31, 1999. An increase in our debt-to-equity ratio could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will depend upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

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

     Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of approximately $756 million in the first three quarters 2001, compared to $961 million in all of 2000 and $172 million in 1999. We intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. Currently, we expect our 2001 capital expenditures to be relatively level with 2000 at approximately $900 million. We may seek additional equity or debt financing to fund further expansion of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

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

Failure to manage fluctuations in demand may seriously harm our business.

     Our business has experienced a downturn since the fourth quarter of 2000. Prior to this downturn, our business experienced significant growth since the prior downturn in 1998 and early 1999. Our business experienced a period of significant growth prior to that downturn. Future growth cycles may cause a significant strain on our network infrastructure and internal systems. To manage these cycles of downturn and growth effectively, we must continue to improve and expand our management information systems. Our success depends to a significant extent on the management skills of our executive officers. If we are unable to manage our business cycles effectively, our results of operations will be harmed.

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

     Atmel has short term debt, long term debt and capital leases totaling $991 million at September 30, 2001. Approximately $754 million of these borrowings have fixed interest rates. Approximately $237 million of floating rate debt is based on the Euro and EuroYen interest rates. We do not hedge either of these interest rates and could be negatively affected should either of these rates increase significantly. A hypothetical 100 basis point increase in both of these interest rates would have a $1 million adverse impact on income before taxes on Atmel’s Consolidated Statements of Operations for the remainder of 2001. While there can be no assurance that both of these rates will remain at current levels, we believe these rates will not increase significantly (defined as an increase of more than 100 basis points) and cause any harm to our operations and financial position.

Foreign Currency Risk

     When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenue, this would negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenue can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in yen were 5% of our revenue in the first three quarters 2001, compared to 6% in the first three quarters 2000. Sales denominated in foreign currencies were 21% in the first three quarters 2001, compared to 24% in the same period 2000. We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     We are not a party to any legal proceedings that management believes could have a material adverse effect on our operating results.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 5: Other Information

Stockholder Proposals Due for Our 2002 Annual Meeting

     Stockholder proposals intended to be presented at our 2002 annual meeting of stockholders must be received by our Vice President and General Counsel not later than November 21, 2001 in order to be included in our proxy statement and form of proxy relating to the 2002 annual meeting. (Our Address: 2325 Orchard Parkway; San Jose, CA 95131, Attn: Mike Ross, Vice President and General Counsel)

Item 6: Exhibits and Reports on Form 8-K

(A)	None

(B)	Reports on Form 8-K:

A report on Form 8-K was filed on October 4, 2001 to report our September 28, 2001 press release which provided an update to our previously announced restructuring plan. Among other items, the press release announced our decision to consolidate manufacturing operations in both the U.S. and in Europe, and our decision to implement a projected 26%, or 2500 person headcount reduction, which together would result in a pre-tax charge of $450 to $500 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION

(Registrant)

November 12, 2001	/s/ GEORGE PERLEGOS

George Perlegos President, Chief Executive Officer (Principal Executive Officer)

November 12, 2001	/s/ DONALD COLVIN

Donald Colvin Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)