Form 10-K405
period 2001-12-31
ATMEL CORP
filed 2002-03-18
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
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

Registrant’s telephone number, including area code: (408) 441-0311

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
Preferred Share Right (currently attached to and trading only with the Common Stock)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [ X ]   NO [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

The aggregate market value of the Registrant’s common stock held by non-affiliates on March 4, 2002 (based on the last reported price of the Common Stock on the Nasdaq Stock Market on such date) was approximately $3,518,296,771. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2002 Registrant had outstanding 466,980,175 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2002 is incorporated by reference in Part III of this Report on Form 10-K to the extent stated herein.

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

     Investors are cautioned that certain statements in this Annual Report on Form 10-K and in the documents incorporated herein by reference are forward looking statements that involve risks and uncertainties. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “views,” and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections about our business and the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to risk factors identified in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section entitled “Trends, Uncertainties and Risks” on page 26, and similar discussions in our other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward looking statements in this Form 10-K. In this report, all share numbers and per share amounts have been adjusted to reflect our 2-for-1 stock splits, each in the form of a 100% stock dividend to stockholders of record as of December 3, 1999 and August 11, 2000.

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

     We design, develop, manufacture and sell a wide range of IC products. We are leaders in developing and commercializing nonvolatile memory that continues to store information after power is turned off. We leverage our expertise in nonvolatile memories by combining them with microcontrollers, digital signal processors and other logic to meet the evolving and growing needs of our customers. These complex system-on-a-chip solutions for a broad array of markets are manufactured using our multiple leading edge process technologies, including complementary metal oxide semiconductor (CMOS), double-diffused metal oxide semiconductor (DMOS), logic, CMOS logic, bipolar, bipolar CMOS (BiCMOS), silicon germanium (SiGe), SiGe BiCMOS, analog, bipolar double diffused CMOS (BCDMOS) and radiation tolerant process technologies. We develop these process technologies ourselves to ensure they provide the maximum possible performance. We manufacture more than 90% of our products in our own wafer fabrication facilities, or fabs. We strive to continuously expand and upgrade our fabs as appropriate in order to meet customer demand. We believe our broad portfolio of manufacturing capabilities allows us to produce ICs that enable our customers to rapidly introduce leading edge electronic products that are differentiated by higher performance, advanced features, lower cost, smaller size, longer battery life and more memory. Our products are used primarily in the following markets: communications, consumer electronics and computing, storage and imaging.

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

     Our business has four operating segments, each of which requires different design, development and marketing resources to produce and sell ICs (see Note 12 of Notes to Consolidated Financial Statements). Each segment offers products that compete in one or more of the end markets described below under the caption “Principal Markets and Customers.”

•	ASIC — The products in our application specific integrated circuit (ASIC) segment include full custom application specific integrated circuits, semicustom gate arrays and semicustom cell-based integrated circuits (CBICs) designed to meet specialized single-customer requirements for their high performance devices in a broad variety of applications. In addition, this business unit includes field programmable gate arrays (FPGAs), programmable logic devices (PLDs), imaging sensors and processors, audio processors, data communication processors and data acquisition and control circuits for general sale to multiple customers who use them in products for telecommunications, computers, networking, image processing, industrial, automotive and military applications, and avionics.

•	Nonvolatile Memories — The products in our Nonvolatile Memories segment include Flash memories, electrically erasable programmable read only memories (EEPROMs), and erasable programmable read only memories (EPROMs) for use in a broad variety of customer applications.

•	Microcontrollers — The products in our Microcontroller segment include a variety of microcontrollers and microcontrollers containing embedded nonvolatile memory.

•	RF and Automotive — The products in our Radio Frequency (RF) and Automotive segment include radio frequency and analog circuits for the telecommunications, automotive and industrial markets.

     Within each operating segment, we offer our customers products with a range of speed, density, power usage, specialty packaging and other features.

     ASIC

     ASICs. We manufacture and market semicustom gate arrays and cell-based integrated circuits, as well as full custom ASICs, to meet customer requirements for high-performance logic devices in a broad variety of customer-specific applications. These logic devices are designed to achieve highly integrated solutions for particular applications by combining a variety of logic functions on a single chip rather than using a multi-chip solution.

     Our CMOS gate array product family satisfies high gate count and high-performance requirements, primarily in computer, avionics and military applications. Our gate array family consists of devices ranging from 35,000 gates to more than 10,000,000 gates. Each of these gate arrays utilizes logic elements from our 0.6, 0.35, 0.25 and 0.18-micron cell libraries and minimizes gate delays to as little as 75 picoseconds.

     We design and manufacture CBICs in a range of products that includes standard digital and analog functions, as well as nonvolatile memory elements and large pre-designed macro functions all mixed on a single chip. Our ASIC products are targeted primarily at customers whose high-end applications require high-speed, high-density or low or mixed-voltage devices.

     FPGAs. We believe our FPGA designs are well suited for data and computation intensive applications and afford our customers migration paths among various logic solutions as their volume and cost requirements change. Atmel’s AT6000 FPGAs are being used in graphics, image processing, networking and telecommunications applications, often as a co-processor to a digital signal processor (DSP) to speed-up certain software routines by implementing them in hardware. Our AT40K family of FPGAs with FreeRAM and Cache Logic® were the first to offer distributed RAM without loss of logic resources as well as a reconfigurable solution for adaptive DSP and other computationally intensive applications. The devices range in density from 2,000 to 150,000 usable gates. Our customers can use industry standard computer aided engineering (CAE) tools to design both the AT6000 and AT40K FPGA families into their products. Atmel has also introduced a family of reconfigurable FPGA Serial Configuration EEPROMs that can replace one-time-programmable devices. These devices may be used for configuring not only Atmel FPGAs but also those from other FPGA makers. Additionally, FPGA to gate array conversion (ULC) is available for both military and commercial applications.

     The Field Programmable System Level Integrated Circuit (FPSLICTM) family of devices combine an AVR microcontroller core, standard peripherals and SRAM program and data memory, along with significant amounts of AT40K FPGA cells which can be programmed by users to quickly and easily customize the IC’s function. These devices were the industry’s first such combination of so-called ‘hard macro’ reduced instruction set (RISC)-based microcontroller and memory functions with on-chip FPGA customizable functions. The family is offered with unique co-verification development tools that allow a system designer to perform microcontroller software verification concurrently with FPGA hardware verification.

     PLDs. Atmel has developed a line of PLDs, ranging from 500 to 15,000 gates that are reprogrammable and incorporate nonvolatile elements from our EEPROM technology. These devices are sometimes used as prototyping and pre-production devices and allow for later conversion to gate array products for volume production. For these situations, Atmel offers customers the ability to migrate from PLDs (either its own or competitors’) to Atmel gate arrays with minimal conversion effort. We offer CMOS PLDs with high performance and low power consumption. Atmel’s PLDs have device speeds as fast as 5 nanoseconds and can support high-speed microprocessor-based applications.

     Custom ASICs. We work closely with certain customers to develop and manufacture custom ASIC products so we can provide them ASIC products on a sole-source basis. To develop gate arrays and CBICs, our customers’ system designers require sophisticated development aids. These CAE tools include logic synthesizers, logic circuit simulators, timing analysis and verification tools, test pattern generators and testability graders, automated circuit placement and interconnection programs and mask tooling generators. As with our FPGAs, we have chosen to rely on industry-standard CAE design tools to provide our customers access to reliable, state-of-the-art development tools.

     Microcontrollers

     Atmel’s Microcontroller business unit offers a variety of products to serve the commercial and aerospace marketplaces for embedded controls. The cornerstone of the product portfolio is two 8-bit microcontroller architectures targeted at the high volume embedded control segment. They are the industry standard 8051 and the Atmel proprietary AVR microcontrollers. The 8051 family consists of microcontrollers containing, read only memory, one time programmable memory, or Flash memory and microcontrollers without memories plus application specific products designed to enable MP3, CAN or smart card reader systems. The AVR microcontroller family uses a modern RISC architecture that is optimized for efficient C language code density and low power operation. Both microcontroller families are offered as standard products, as building blocks in our ASIC library or as application specific products. The microcontroller families offer a large variety of memory densities, package types and peripheral options including analog capability such as 8 channel 10-bit A/D converters.

     Additionally, under license agreements, we make and sell secure versions of the Motorola HC05 8-bit microcontroller to serve smart card markets, standard and secure versions of ARM core-based 32-bit microcontrollers to serve high performance embedded processing applications, and high reliability versions of the Motorola Power PC and 68000 microprocessor families to serve military and industrial applications.

     Atmel is a leading supplier to the aerospace industry, delivering radiation-tolerant and radiation-hard SRAM, Dual Port RAM, FIFO, ASIC and 32-bit SPARC processors. Atmel’s design and manufacturing facilities are QML-V certified.

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

     Parallel-Interface EEPROMs. We are the leading supplier of high performance in-system programmable parallel-interface EEPROMs. We believe that our parallel-interface EEPROM products, all of which are full featured, represent the most complete parallel-interface EEPROM product family in the industry. We have maintained this leadership role through early introductions of high speed, high capacity and low power consumption CMOS devices. We were the industry’s first supplier of a sub-100 nanoseconds 256-kilobit parallel-interface EEPROM and the first volume producer of 1-megabit and 4-megabit devices. We are the sole-source supplier for several customers for certain parallel-interface EEPROM devices. In the design of this product family, we have emphasized device reliability, achieved partly through the incorporation of on-chip error detection and correction features. We currently offer parallel-interface EEPROMs with access speeds of 250 nanoseconds to 55 nanoseconds and densities of 16 kilobits to 4 megabits. These products are generally used to contain frequently updated data in communications infrastructure equipment and avionics navigation systems.

     Serial-Interface EEPROMs. Atmel used its parallel-interface EEPROM technology leadership and sub-micron fabrication capability to enter the serial-interface EEPROM market. This move allowed us to substantially broaden our EEPROM product offerings to include most package and temperature configurations required by customers in certain segments of the serial-interface EEPROM market such as the 2-wire, 3-wire, 4-wire and serial peripheral interface (SPI) market segments. As with the parallel-interface EEPROM family, we believe our serial-interface EEPROM products represent the most complete family in the industry. The serial-interface EEPROM product line incorporates many of the reliability, speed and other features of our parallel-interface EEPROM products. We currently offer standard and secure versions of serial-interface EEPROMs with access speeds of 20 milliseconds to 10 microseconds and densities of 1 kilobit to 1 megabit. These products are generally used to contain user-preference data in cellular and cordless telephones, home appliances, automotive applications and computer peripherals or stored value data in smart cards.

     Flash Memories. Flash memories represent the latest technology in nonvolatile devices that can be reprogrammed in-system. Flash memories offer a middle ground in price and features between EPROMs, which can be reprogrammed only a few times and only if removed from a system, and relatively more expensive parallel-interface EEPROMs, in which any individual byte of data can be reprogrammed on the device in-system tens to hundreds of thousands of times. Atmel’s Flash memories, based on its EEPROM technology, were the industry’s first Flash memories that could be reprogrammed using only a single 5-volt power source, a single 3-volt power source, a single 2.7-volt power source or a single 1.8-volt power source as opposed to the heavier, larger and more expensive 12-volt power sources typically utilized by many EPROM-based Flash memories. These lower power requirements are particularly important in portable telecommunications and consumer electronic products and other systems where small size and weight and longer battery life are critical customer requirements. We have expanded our Flash product offerings by introducing a range of products based on our more cost-effective Flash technology. We currently offer Flash memories with capacities of 256 kilobits to 32 megabits in each IC.

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

     DataFlash®. The DataFlash product family represents one of our newest innovations in nonvolatile memory. Arising out of a need for memory devices that fit between the requirements of serial-interface EEPROMs and standard parallel-interface Flash memories, we began shipping DataFlash products which rapidly established market leadership. DataFlash products are designed to easily and efficiently handle large amounts of frequently changing data, ideally addressing the needs of digital voice storage, digital image storage, and text/data storage applications such as digital answering machines, cellular phones, fax machines, digital cameras and computer peripherals where small size is an important factor.

     To minimize cost, footprint size and power consumption, DataFlash products utilize our latest Flash technology for the core memory array combined with the simple SPI from the serial-interface EEPROMs. Other architectural features include dual on-chip SRAM buffers and error detection logic, as well as additional command and device status logic. Available in 2.7-volt versions, we offer capacities from 1 megabit to 64 megabits.

     Our memory products are used to provide nonvolatile program and data storage in digital systems for a variety of applications and markets, including computing, telecommunications, data communications, consumer electronics, automotive, industrial/instrumentation and military/avionics.

     RF and Automotive

     Our RF products are designed to service the automotive, telecommunications, consumer and industrial markets. Our focus is to design and supply high-frequency products for many types of wireless communications devices in the frequency range of 0.1 to 4.8 GHz. These products, manufactured using SiGe technology, are used in two-way pagers, digitally enhanced cordless telecommunications, mobile telephones, and cellular base stations, among other applications.

     For automotive applications, this segment offers a family of read, read/write and encryption identification ICs, which are used for wireless access control and operate at a frequency in the range of 100 kHz to 800 MHz. These ICs are used in combination with a reader IC to make possible contactless identification for a wide variety of applications. Typical applications include access control and tracking of consumer goods.

     Within this segment another product family uses RF technology for remote keyless entry for automobiles, as well as for many other remote control applications, such as air conditioning control, garage door openers, outside wireless temperature monitoring and security home alarm systems.

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

Technology

     From Atmel’s inception, we have focused our efforts on developing advanced CMOS processes that can be used to manufacture reliable nonvolatile elements for memory and logic integrated circuits. We believe we are a leader in single and multiple-layer metal CMOS processing, which enables us to produce high-density, high-speed and low-power memory and logic products.

     We attempt to meet customers’ demands for constantly increasing functionality on ever-smaller ICs by increasing the number of layers we use to build the circuits on a wafer and by reducing the size of the transistors and other components in the circuit. To accomplish this we develop and introduce new wafer manufacturing techniques as necessary. For example, to allow smaller circuit dimensions by smoothing out surface irregularities between layers we introduced chemical-mechanical planarization to our wafer manufacturing process and now use it in all our fabrication facilities. We also provide our fabrication facilities with state-of-the-art manufacturing equipment and development resources that allow us to produce ICs with increasingly smaller feature sizes. Our current ICs incorporate effective feature sizes as small as 0.25 microns. We are developing processes that support effective feature sizes as small as 0.18 and 0.13 microns.

     We broadened our technology focus by developing expertise for designing and manufacturing high frequency RF products, which are used primarily in cellular telephones and cordless applications. In order to achieve high frequency with high efficiency and very low noise, a SiGe technology was developed. This technology is based on well-established bipolar silicon process technology, with one of the key process steps, the epitaxial layer, modified by adding germanium to the silicon. The current minimum feature size of 0.8 micron supports the design of very small RF receivers and transceivers as well as power amplifiers. This technology is designed to replace galium arsenide (GaAs) technology, which is commonly used for power amplifiers in cellular telephones.

     In order to extend the capabilities of SiGe, Atmel has begun to combine the high-frequency features of SiGe with CMOS in order to integrate high-density logic parts and RF analog functions on a single integrated circuit. We believe this SiGe/CMOS technology will enable Atmel to provide single-chip system solutions to the marketplace.

     In order to strengthen Atmel’s position in the automotive end market, we have implemented a high-voltage, mixed technology known as BCDMOS. This complex process has a minimum feature size of 0.8-microns and is used primarily for automotive applications.

Principal Markets and Customers

     Communications. Communications, including wireless and wireline telecommunications and data networking, is currently our largest end user market, representing approximately 40% of our revenues for the year ended December 31, 2001. For the wireless market, we provide nonvolatile memory, standard and secure microcontrollers, and baseband and RF ASICs that are used in global standard for mobile communications (GSM) and code-division multiple access (CDMA) mobile phones and their base stations, as well as two way pagers, mobile radios, 900 MHz cordless phones and their base stations. We also have a range of products based on the IEEE 802.11 wireless LAN standard, and on Bluetooth, a new short-range wireless protocol that enables instant connectivity between electronic devices. Our principal customers in the wireless market include Ericsson, Kenwood, Lucent, Motorola, Nokia, Panasonic, Philips, Qualcomm, Samsung, Siemens and Sony.

     The data networking and wireline telecommunications markets continue to evolve due to the rapid adoption of new technologies. For these markets, we provide ASIC, nonvolatile memory and programmable logic products that are used in the switches, routers, cable modem termination systems and digital subscriber line (DSL) access multiplexers, that are currently being used to build internet infrastructure. Our principal data networking and wireline telecommunications customers include Alcatel, Cisco, Lucent, Nortel, Siemens, 3Com and Xircom.

     Consumer Electronics. Our products are also used in a broad variety of consumer electronics products. We provide multimode audio processors and MPEG2-based decoders with programmable transport for complex digital audio streams used in digital TVs, set top boxes and DVD players. For digital cameras, we provide a single chip digital camera processor solution, as well as medium and high-resolution image sensors. We provide demodulators and decoders for cable modems. We also offer media access controllers for wireless local area networks (LANs) and baseband controllers and network protocol stacks for voice-over-internet-protocol (VoIP) telephone terminals. In addition, we provide secure, encryption enabled, tamper resistant circuits for smart cards and embedded PC security applications. Our principal consumer electronics customers include FujiFilm, GemPlus, LG Electronics, Matsushita, Mitsubishi, Philips, Samsung, Schlumberger, Sony, and Toppan.

     Computing, Storage and Printing. The computing and computing peripherals markets are also growing because of the rapid adoption of the Internet. For computing applications, we provide Flash memory, universal serial bus (USB) hubs and ASICs for personal computers and servers. In late 2000 we introduced a biometric security IC that verifies a user’s identity by scanning a finger. We believe this IC is finding applications where access to information, equipment and similar resources needs to be controlled or monitored. For storage applications, we provide servo controllers, laser drivers, read channels, and data interfaces for data storage subsystems, hard drives and DVD players. We provide ASICs, nonvolatile memory and microcontrollers for laser printers, inkjet printers, copy machines and scanners. Our principal customers in these markets include ACER, Compaq, Hewlett-Packard, IBM, Intel, Lexmark, Maxtor, Microsoft, Seagate, Toshiba, and Western Digital.

Manufacturing

     We currently manufacture our products at our wafer fabrication facilities located in Colorado Springs, Colorado; Heilbronn, Germany; Nantes, France; and Rousset, France. We have two additional facilities in Irving, Texas, and in North Tyneside, UK, which are not yet producing wafers.

     During periods of economic downturn within the semiconductor industry, such as the current downturn that began late in the fourth quarter 2000, we need to suspend or reduce our manufacturing capacity and costs to a level that meets demand for our products in order to achieve and maintain profitability. Expensive manufacturing equipment will be underutilized or sold off at significantly discounted prices, and employee and other manufacturing costs reduced. In the third quarter 2001 we announced and began implementing steps to cease high volume production at two of our wafer fabrication facilities, one located in Colorado Springs, Colorado and one located in Nantes, France. We also are delaying significant production at our wafer fabrication facilities in Irving, Texas and North Tyneside, UK and we currently do not anticipate that production at these plants will commence until at least late 2002.

     Reducing our wafer fabrication capacity involves significant potential costs and delays, including approvals and requirements of various governmental and judicial bodies and loss of governmental subsidies. We may experience labor union or other difficulties when implementing any additional downsizing that we may be required to make if the current downturn continues or worsens. Any such difficulties that we experience would harm our business and operating results.

     The deteriorating market conditions we experienced in 2001 may continue or worsen, causing our wafer fabrication capacity to continue to be under-utilized and our inability to quickly reduce fixed costs such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities would continue to harm our operating results. If net revenues do not increase sufficiently in future periods to meet these costs, our business could be harmed.

     If market demand for our products increases during 2002 and 2003, we believe that we will be able to substantially meet our production needs from our wafer fabrication facilities through the end of 2003 although this date may vary depending on, among other things, our rate of growth. We will need to hire, train and manage additional production personnel in order to increase our production capacity from current levels. To remain technologically and economically competitive we must continuously implement new manufacturing technologies such as 0.18 micron and 0.13 micron line widths in our wafer manufacturing facilities regardless of demand for our products. If the most recent downturn continues beyond the first or second half of 2002 or worsens, our efforts to implement these new technologies while reducing costs consistent with demand may be significantly impaired.

     The cost of expanding our manufacturing capacity at our existing facilities, acquiring additional facilities, maintaining existing or additional facilities and implementing new manufacturing technologies is typically funded through a combination of available cash resources, cash from operations and additional lease, debt or equity financing. We may not be able to generate the cash from operations or obtain the additional financing necessary to fund the maintenance or expansion of our manufacturing facilities or the implementation of new manufacturing technologies.

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

     As a result of these and other factors we may be unable to achieve adequate wafer manufacturing output in any expanded or new facility in a timely manner, and our revenues may not increase in proportion to the anticipated increase in manufacturing capacity associated with any expanded or new facility.

     Once we have fabricated the wafers, we test the individual circuits on them to identify those that do not function. This saves us the cost of putting mechanical packages around circuits whose failure can be determined in advance. After this initial testing we send the wafers to one of our independent assembly contractors, located in China, Hong Kong, Japan, Malaysia, the Philippines, South Korea, or Taiwan where they are cut into individual chips, assembled into packages and, in some cases given a final test. Most of the packaged integrated circuits, however, are shipped back to our production facilities where we perform final testing before shipping them to customers. Our reliance on independent subcontractors to assemble our products into packages involves significant risks, including reduced control over quality and delivery schedules, a potential lack of capacity at our subcontractors and a risk the subcontractor may abandon assembly processes we need. We cannot be sure that our current assembly subcontractors will continue to assemble, package and test products for us. In addition, because our assembly subcontractors are located in foreign countries, we are subject to some risks commonly associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates. As a result, we may experience production delays, insufficient volumes or inadequate quality of assembled products, any of which could harm our operations. To mitigate these risks we execute a strategy of qualifying multiple subcontractors in different countries. However, there can be no guarantee that any strategy will eliminate our risk.

     In 2001 and 2000, we made substantial capital expenditures to increase our wafer fabrication capacity at our facilities in Colorado Springs, Colorado and Rousset, France. In 2000, when semiconductor demand was increasing, we acquired two wafer fabrication facilities, one in Irving, Texas and one in North Tyneside, UK. These two facilities were equipped during 2001 to produce a minimum number of wafers but were kept in a low state of operational readiness while awaiting an increase in demand for their output.

     We reduce the unit cost of our products by producing as many wafers as possible in each plant, by shrinking circuits to fit the most possible on each wafer and by keeping production expenses low. We normally expect to produce at unit costs low enough to provide satisfactory profit margins.

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

Marketing and Sales

     We market our products worldwide to a diverse base of original equipment manufacturers (OEMs) serving primarily commercial markets. In the United States and Canada, we sell our products to large OEM accounts primarily through manufacturers’ representatives and through national and regional distributors. Our agreements with our representatives and distributors are generally terminable by either party on short notice, subject to local laws. We support this sales network from our headquarters in San Jose, California and through 20 North American regional offices in Southern California, Colorado, Florida, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, North Carolina, Oregon, Texas and Ontario, Canada. Sales to North American OEMs and distributors, as a percentage of worldwide net revenues, were 17% and 8% in 2001, 26% and 10% in 2000, and 23% and 12% in 1999. Additionally, we have 30 sales offices outside of North America.

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

     We sell to foreign customers primarily through international representatives, who are managed from our foreign sales offices. Our sales outside North America were approximately 75%, 64% and 65% of total revenues in 2001, 2000 and 1999. Although the U.S. government imposes some restrictions on export sales we have not experienced any serious difficulties because of them. We expect revenues from our international sales will continue to represent a significant portion of our total revenues. International sales are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements and foreign government regulations.

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

     In 2001, 2000 and 1999 Motorola, Inc. accounted for 7%, 12% and 12% of our revenues.

     At December 31, 2001, 665 people worked in our marketing, sales and customer support organization.

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

     At December 31, 2001, we employed approximately 1,034 equivalent full time individuals in research and development. During 2001, 2000 and 1999 we spent $268 million, $252 million and $194 million, on research and development. Research and development expenses are charged to operations as incurred. We expect these expenditures will continue to increase in the future.

Competition

     We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Fujitsu, Hitachi, Intel, LSI Logic, Microchip, Sharp and STMicroelectronics. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced new products we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. In 2001, early 1999 and 1998 we experienced significant price competition in our nonvolatile memory business and especially for EPROM and Flash products. We expect continuing competitive pressures in our markets from existing competitors and new entrants, and weak demand, which, among other factors, will likely maintain the recent trend of declining average selling prices for our products.

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

Employees

     At December 31, 2001, we employed 8,190 full time equivalent individuals, including 665 in sales, marketing and customer support, 6,273 in manufacturing, maintenance and support, 1,034 in research and product development and 218 in finance and administration.

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

Geographic Areas

     In 2001 25% of our sales were made to customers in North America, 37% to customers in Asia, 34% to customers in Europe, and 4% to customers in other regions. As described in Note 12 of Notes to Consolidated Financial Statements, 24% of our sales were made to customers in the United States. We determine where our sales are made by the destination of our products when they are shipped. At the end of 2001 we owned long-lived assets in the United States amounting to $843 million, in France, $445 million in Germany, $50 million and in the UK, $307 million.

Executive Officers of the Registrant

     The executive officers of Atmel, who are elected by and serve at the discretion of the Board of Directors, and their ages, are as follows:

Name	Age	Position

George Perlegos	52	Chairman of the Board, President and Chief Executive Officer
Gust Perlegos	54	Executive Vice President, Office of the President
Tsung-Ching Wu	51	Executive Vice President, Office of the President
Donald Colvin	49	Vice President, Finance and Chief Financial Officer
B. Jeffrey Katz	58	Vice President, Marketing
Mikes N. Sisois	56	Vice President, Planning and Information Systems

     George Perlegos has served as Atmel’s President and Chief Executive Officer and a director from its inception in 1984. George Perlegos holds degrees in electrical engineering from San Jose State University (B.S.) and Stanford University (M.S.).

     Gust Perlegos has served as Vice President, General Manager and a director of Atmel since 1985, as Executive Vice President since 1996, and as Executive Vice President, Office of the President since 2001. Gust Perlegos holds degrees in electrical engineering from San Jose State University (B.S.), Stanford University (M.S.) and Santa Clara University (Ph.D.). Gust Perlegos is a brother of George Perlegos.

     Tsung-Ching Wu has served as a director of Atmel since 1985, as Vice President, Technology since 1986, as Executive Vice President since 1996, and as Executive Vice President, Office of the President since 2001. Mr. Wu holds degrees in electrical engineering from the National Taiwan University (B.S.), the State University of New York at Stony Brook (M.S.) and the University of Pennsylvania (Ph.D.).

     Donald Colvin joined Atmel in 1995 as Chief Financial Officer of the Atmel Rousset S.A. subsidiary, and was promoted to Vice President Finance and Chief Financial Officer of Atmel in 1998. Before joining Atmel through the Company’s acquisition of Atmel Rousset S.A., Mr. Colvin spent nine years with Motorola Inc., in Europe in various financial positions. He left Motorola in 1985 to join European Silicon Structures (ES2) as Financial Director for France. He became Vice President and Chief Financial Officer of ES2 in 1991. Mr. Colvin holds a B.A. in Economics and an M.B.A. from the University of Strathclyde, Scotland.

     B. Jeffrey Katz has served Atmel as Vice President, Marketing since 1988. From 1987 to 1988 Mr. Katz was Vice President of Marketing and Sales at Mosaic Systems, Inc., a multichip module supplier. Mr. Katz was employed by Intel from 1977 to 1987 where he held various marketing positions, including Director of Marketing. Mr. Katz holds a B.S. in computer engineering from Case Western University.

     Mikes N. Sisois joined Atmel in 1985 as Director of Information Systems and has served as Vice President, Planning and Information Systems since 1986. Mr. Sisois holds a B.S. in engineering from San Jose State University, and an M.B.A. and Ph.D. from Santa Clara University.

ITEM 2. PROPERTIES

     At December 31, 2001 Atmel owned the major facilities described below:

Number of
Buildings	Location	Total Sq Ft	Use

1	San Jose, CA	291,000	Headquarters offices, research and development, sales and marketing, product design, final product testing

4	Colorado Springs, CO	450,000	Wafer fabrication, research and development, marketing, product design, final product testing

1	Irving, TX	650,000	Wafer fabrication, research and development

5	Rousset, France	815,000	Wafer fabrication, research and development, marketing, product design, final product testing

5	Nantes, France	131,000	Wafer fabrication, research and development, marketing, product design, final product testing

4	Heilbronn, Germany	778,000	Wafer fabrication, research and development, marketing, product design, final product testing (54% of square footage is leased to other companies)

1	North Tyneside, UK	750,000	Wafer fabrication, research and development

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Atmel’s common stock is traded on the Nasdaq Stock Market’s National Market under the symbol “ATML.”

     As of March 4, 2002, there were approximately 2,224 stockholders of record of Atmel’s common stock. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of stockholders is estimated by the Company to be approximately 243,000.

     No cash dividends have been paid on the common stock, and we currently have no plans to pay cash dividends in the future.

Price Range of Common Stock

     The last reported price for our stock on March 4, 2002, was $8.66. The following table presents the high and low closing sales price per share for our common stock as quoted on the NASDAQ National Market for the periods indicated.

	High	Low

Fiscal Year 2000
First Quarter	29.75	12.53
Second Quarter	28.94	14.97
Third Quarter	20.81	13.41
Fourth Quarter	15.94	9.66

Fiscal Year 2001
First Quarter	17.94	9.69
Second Quarter	14.29	7.84
Third Quarter	12.94	5.50
Fourth Quarter	9.54	6.32

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

	Year ended December 31,

(In thousands, except per share data)	2001	2000	1999	1998	1997

Net revenues	$1,472,268	$2,012,672	$1,330,161	$1,111,092	$958,282
Income (loss)
Before taxes	(531,393)	415,586	128,821	(50,931)	6,001
Net	(418,348)	265,976	53,379	(50,038)	1,801
Basic net income per share	(0.90)	0.59	0.14	(0.12)	0.00
Diluted net income per share	(0.90)	0.55	0.13	(0.12)	0.00
Cash	$331,131	$448,281	$251,272	$161,721	$174,310
Fixed assets, net	1,651,475	1,927,817	938,562	964,126	985,949
Total assets	3,024,197	3,824,887	2,014,910	1,962,737	1,822,040
Long term debt, net of current portion	693,212	668,503	654,033	771,069	571,389
Stockholders’ equity	1,486,527	1,894,857	801,479	732,195	786,434
Long term debt as a percentage of stockholders’ equity	46.6%	35.3%	81.6%	105.3%	72.7%
Return on revenues
Before taxes	-36.1%	20.6%	9.7%	-4.6%	0.6%
Net	-28.4%	13.2%	4.0%	-4.5%	0.2%
Return on average stockholders’ equity	-24.7%	19.7%	7.0%	-6.6%	0.2%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     Beginning late in the fourth quarter 2000 the global semiconductor industry began to experience a downturn that has continued through 2001. Our business has been impacted by this downturn with the effect that our net revenues in 2001 declined 27% from 2000. Our revenues decreased because we shipped fewer units in 2001 than 2000 although our average selling prices during 2001 were approximately the same as during 2000. Our revenues grew in 2000 compared to 1999 principally because average selling prices were higher compared to 1999 and because of higher unit shipments.

     Rapid declines in revenue had an adverse impact on our profitability in 2001 because a significant portion of our costs are fixed. Although average selling prices in 2001 were comparable to those in 2000, lower unit shipments during 2001 made it difficult to achieve the economies of high volume production that we enjoyed in 2000. In response to these market conditions we made several reductions in force and recorded impairment charges for three of our wafer fabrication facilities, which further adversely impacted our results.

     We recorded a loss before taxes of ($531) million in 2001 compared to income before taxes of $416 million in 2000. The restructuring charge of $481 million that we recorded in the third quarter 2001 is approximately one-half of the decline in income before taxes. The remainder of our loss is primarily due to our inability to reduce fixed costs such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities as quickly as demand for our products declined. Our income before taxes in 2000 improved significantly from 1999 principally because average selling prices strengthened during 2000 compared to 1999 and because we achieved greater operating efficiencies in our wafer fabrication facility in Rousset, France.

     Atmel reorganized its structure during the fourth quarter 2001 to better manage future growth and increase related results. Atmel’s operating segments now comprise: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) commodity oriented nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive). As a result, operating segments have changed from prior years and all years have been restated to reflect the new organization.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements and the data used to prepare them. Atmel’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, long-lived assets, investments, restructuring charges, income taxes, litigation and contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

     Revenue recognition

     We generate our revenue by selling our products to original equipment manufacturers (OEMs) and distributors. Atmel’s policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured.

     We allow certain distributors, primarily based in the United States, extensive rights of return and other credits for price protection. Given the uncertainties associated with the levels of returns and other credits issuable to these distributors, we defer recognition of revenue from sales to these distributors until they have resold our products. Sales to certain other primarily non-US based distributors carry either no or very limited rights of return. We have historically been able to estimate returns and other credits from these distributors and accordingly have historically recognized revenue from sales to these distributors on shipment, with a related allowance for potential returns established at the time of our sale.

     We must make estimates of potential future product returns and revenue adjustments related to current period product revenue. Management analyzes historical returns, current economic trends in the semiconductor industry, changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. If management made different judgments or utilized different estimates, material differences in the amount of our reported revenue may result. We provide for these situations based on our experience with specific customers and our expectations for revenue adjustments based on economic conditions within the semiconductor industry. At December 31, 2001 our reserve for sales returns was $12.6 million and at December 31, 2000 it was $12.2 million.

     We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make our estimates of the uncollectability of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At December 31, 2001 the allowance for doubtful accounts was $20.2 million and at December 31, 2000 it was $19.7 million.

     Accounting for income taxes

     Atmel records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $66 million at December 31, 2001 and $10 million at December 31, 2000. The valuation allowances relate primarily to deferred tax assets in foreign countries where the tax benefit of such assets is not assured.

     Valuation of inventory

     We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, selling prices and market conditions. Our inventories include high-technology parts that may be subject to rapid technological obsolescence and which are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than we estimate we may be required to take additional inventory write-downs.

     Valuation of long-lived assets

     Our business requires heavy investment in manufacturing facilities that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand for semiconductors produced in those facilities.

     We estimate the useful life of our manufacturing equipment, which is the largest component of our long-lived assets, to be five years. We base our estimate on our experience with acquiring, using and disposing of equipment over time. Depreciation expense is a major element of our manufacturing cost structure. We begin depreciation on new equipment when it is put into use for production.

     We have significant investments in new manufacturing equipment installed at our wafer manufacturing facilities in Irving, Texas and North Tyneside, UK, both of which are not yet in production. We currently do not anticipate that production at these plants will commence until late 2002. Accordingly, these assets are currently not being depreciated. However, when depreciation begins on these assets we expect that older assets will have reached the ends of their depreciable lives and, as a result, the net increase in depreciation expense related to existing fixed assets is expected to be less than $11 million per month. The aggregate amount of fixed assets under construction for which depreciation was not being recorded amounted to $786 million at December 31, 2001 and $644 million at December 31, 2000.

     We assess the impairment in value to our company of long-lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant negative industry trends

•	significant underutilization of the assets

•	significant changes in how we use the assets or our plans for their use.

     If our review determines the future undiscounted cash flows related to these assets will not be sufficient to recover their carrying value we will reduce the carrying values of these assets down to our estimate of fair market value and continue depreciating them over their remaining useful lives. Our estimates of fair market value are based on outside appraisals that assume the assets will continue in use at their current locations.

     In the third quarter 2001 we recorded a $462 million asset impairment charge related to the manufacturing assets in the fabrication facilities in Colorado Springs, Colorado, Rousset, France and Nantes, France. We determined that due to excess capacity, the future undiscounted cash flows related to these facilities will not be sufficient to recover the carrying value of the manufacturing equipment in those facilities. The carrying values of these assets were written down to their estimated market value (see Note 14 of Notes to Consolidated Financial Statements.)

RESULTS OF OPERATIONS

Net Revenues

     We normally expect a steady, predictable rate of price decline throughout a product’s life cycle. However, the semiconductor industry historically has been cyclical and characterized by wide fluctuations in product supply and demand. As a result, the industry experiences significant downturns from time to time, as it did in 1998 and as it has since late in the fourth quarter 2000. These downturns are marked by diminished product demand, production overcapacity and accelerated erosion of average selling prices, all of which impacted us during 2001.

     The commodity memory portion of the semiconductor industry, in which we sell our nonvolatile memory products, has suffered from excess capacity since late in the fourth quarter 2000 as it did during the first quarter of 1999 and all of 1998, which led to greater than normal price erosion during these periods.

     Total net revenues declined 27% to $1,472 million in 2001 from $2,013 million in 2000. The decline was caused by fewer unit shipments. Average selling prices over the course of 2001 were comparable to 2000, although they decreased consistently throughout the year.

     Total net revenues increased 51% to $2,013 million in 2000 from $1,330 million in 1999 primarily as a result of higher average selling prices, which rose consistently throughout 2000. Higher unit shipments also contributed to the revenue increase.

Net Revenues By Operating Segment

     Net revenues in our Nonvolatile Memory and RF and Automotive segments decreased significantly in 2001 while net revenues in our ASIC and Microcontroller segments rose in 2001 compared to 2000.

     Atmel’s net revenues by segment are summarized as follows (in thousands):

Segment	2001		2000		1999

ASIC	$332,624	22%	$329,127	16%	$228,517	17%
Microcontroller	260,636	18%	220,384	11%	160,340	12%
Nonvolatile Memory	615,056	42%	1,050,869	52%	618,555	47%
RF and Automotive	263,952	18%	412,292	21%	322,749	24%

	$1,472,268	100%	$2,012,672	100%	$1,330,161	100%

     ASIC

     ASIC segment revenues were approximately the same in 2001 compared to 2000. Unit shipments declined from 2000 but the decrease was offset by stronger average selling prices, which held firm over the course of the year. In addition, a subsidiary we acquired in May 2000, Atmel Grenoble S.A., generated $49 million more revenue for the full year of 2001 than it did in 2000 (see Note 2 of Notes to Consolidated Financial Statements.)

     ASIC segment revenues increased 44% or $101 million in 2000 compared to 1999 because of higher unit volumes and also as a result of higher selling prices. In addition, our acquisition of Atmel Grenoble (see Note 2 of Notes to Consolidated Financial Statements) in May 2000 added approximately $40 million to revenue compared to 1999.

     Microcontroller

     The Microcontroller segment increased 18% or $40 million in 2001 compared to 2000 due to increases in unit shipments and higher average selling prices.

     The Microcontroller segment increased 37% or $60 million in 2000 compared to 1999 due to increases in unit shipments and increased average selling prices.

     Nonvolatile Memory

     Nonvolatile Memory (NVM) segment revenues declined 41% or $436 million in 2001 compared to 2000. The decrease was caused primarily by a decline in unit shipments and also by lower average selling prices during 2001.

     NVM segment revenues increased 70% or $432 million in 2000 compared to 1999 primarily due to stronger average selling prices, supplemented by an increase in the number of units shipped.

     Because NVM products are commodity oriented, they are subject to greater declines in average selling prices than other product areas within our company.

     RF and Automotive

     RF and Automotive segment revenues declined 36% or $148 million in 2001 compared to 2000. This decrease in revenue was primarily due to a decrease in unit shipments, offset by an increase in average selling prices in 2001.

     RF and Automotive segment revenues increased 28% or $90 million in 2000 compared to 1999. This increase in revenue was primarily due to an increase in unit shipments. Average selling prices were also stronger in 2000 as compared with 1999.

Net Revenues By Geographic Area

     Atmel’s net revenues by geographic delivery location (see Note 12 of Notes to Consolidated Financial Statements) for the three years ended December 31, 2001, 2000 and 1999 are summarized as follows (in thousands):

Area	2001	2000	1999

North America	$365,602	$717,265	$459,050
Europe	496,875	562,349	409,459
Asia	552,267	675,919	452,709
Other	57,524	57,139	8,943

	$1,472,268	$2,012,672	$1,330,161

     Sales within North America declined $352 million or 49% in 2001 compared to 2000. The decline was primarily due to lower unit shipments. North American sales increased $258 million or 56% in 2000 compared to 1999.

     Sales outside North America accounted for 75% of our net revenues in 2001, 64% in 2000, and 65% in 1999.

     Our sales to Europe decreased 12% or $65 million in 2001 compared to 2000. European revenues declined primarily in Germany but were offset by an increase in revenue in France.

     Our sales to Europe increased 37% or $153 million in 2000 compared to 1999, with sales increases in almost all European countries in which we conduct business, particularly Germany and France.

     Our sales to Asia declined 18% or $124 million in 2001 compared to 2000. In 2000 our sales to Asia grew 49% or $223 million compared to 1999.

Net Revenues By Currency

     Sales in Japanese yen accounted for 5% in 2001, 6% in 2000, and 7% in 1999 of our total sales. Sales in European currencies amounted to 16%, 19%, and 14% of total sales in 2001, 2000 and 1999.

     If our 2001 sales denominated in yen had been converted to dollars at the 2000 average yen exchange rate, 2001 net revenue would have been $6 million higher. If our 2000 sales denominated in yen had been converted to dollars at the 1999 average yen exchange rate, 2000 sales would have been approximately $13 million lower. Using the same calculation for 1999 at the 1998 rate, 1999 sales would also have been approximately $13 million lower.

     If our 2001 sales denominated in European currencies had been converted to dollars at their average 2000 exchange rates, our 2001 sales would have been approximately $9 million higher. If our 2000 sales denominated in European currencies had been converted to dollars at their average 1999 exchange rates, our 2000 sales would have been approximately $34 million higher. If our 1999 sales denominated in European currencies had been converted at their average 1998 exchange rates, our 1999 sales would have been approximately $8 million higher.

     We expect our sales denominated in foreign currencies to be in approximately the same proportions as we have experienced in the past.

Cost of Revenues and Gross Margin

     Atmel’s cost of revenues represents the costs of our wafer fabrication, assembly and test operations and freight costs, including the cost of shipping our products to subcontractors. Our cost of revenues as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, the level of utilization of manufacturing capacity and average selling prices, among other factors. Cost of revenues as a percentage of net revenues in 2001 was 72%, compared with 56% in 2000 and 62% in 1999.

     The increase in our cost of revenues as a percentage of net revenues in 2001 compared to 2000 was caused primarily by a significant reduction in the volume of units sold. We were unable to reduce our manufacturing costs, such as depreciation, maintenance, supplies and labor, as quickly as customer demand declined, and these costs remained while revenue decreased, reducing our gross margin. During 2000 we put in place additional manufacturing capacity, and corresponding costs, in anticipation of continuing growth in demand for our products. When demand instead decreased in 2001 the additional costs associated with our expansion exacerbated the decline in our gross margins.

     The decrease in our cost of revenues as a percentage of net revenues in 2000 compared to 1999 was primarily caused by two factors. We benefited from higher average selling prices. We also achieved lower costs per unit produced due to (1) a higher unit production base over which we spread the fixed costs of operating our wafer fabrication facilities and (2) production efficiencies gained from shrinking circuits to produce more units from a single wafer.

     In 1999 our cost of revenue as a percentage of net revenue decreased from 1998, primarily due to a higher unit sales volume over which to spread fixed costs and operating expenses, the inclusion of positive gross margin from a subsidiary acquired in early 1998 for all of 1999 compared to only ten months in 1998 and average selling prices that stabilized in 1999.

     At present it is not certain how long the downturn in business, which began late in the fourth quarter 2000, will continue or when market conditions will improve sufficiently to permit us to more fully utilize our wafer fabrication capacity. The increases in fixed costs and operating expenses that we put in place during 2000 to increase manufacturing capacity may continue to harm our gross margins and operating results if net revenues do not increase or we are unable to reduce our costs sufficiently in future periods.

     We plan to continue to develop and implement wafer manufacturing technologies that allow us to obtain greater output from our existing manufacturing facilities while controlling costs and increasing shipments. However, production delays, difficulties in achieving acceptable yields at any of our manufacturing facilities, or overcapacity could materially and adversely affect our gross margin and future operating results.

Research and Development

     Research and development expenses increased 6% to $268 million in 2001 from $252 million in 2000 and 30% to $252 million in 2000 from $194 million in 1999. The increases were primarily due to our continuing investment in shrinking the die size of our integrated circuits, enhancement of mature products, development of new products, including smartcard products, and development of new manufacturing techniques.

     We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve and we are committed to appropriate levels of expenditures for research and development.

Selling, General and Administrative

     Selling, general and administrative (SG&A) expenses declined 13% to $182 million in 2001 from $210 million in 2000. As a percentage of net revenues, SG&A expenses increased to 12% in 2001 compared to 10% in 2000.

     Selling costs, which declined $19 million in 2001 from 2000, are responsible for the majority of the SG&A decrease. The decline in selling costs was the result of cost control measures combined with a reduction of costs, such as commissions, that vary with the level of revenue.

     General and administrative costs decreased $9 million in 2001 compared to 2002 as the result of reduced labor costs and lower fees for legal and accounting services.

     SG&A expenses increased 26% to $210 million in 2000 from $167 million in 1999. As a percentage of net revenues, SG&A expenses declined to 10% in 2000, compared to 13% in 1999.

     Selling costs are responsible for the majority of the increase in 2000 compared to 1999. The increase in selling costs is largely attributable to costs, such as commissions, that vary with the level of revenue. We also increased the number of employees engaged in selling activities to 723 in 2000 from 472 in 1999.

     General and administrative costs increased in 2000 compared to 1999 as the result of increased labor expenses, higher fees for legal and accounting services, and the inclusion of costs for Atmel Grenoble, which was acquired in May 2000.

Restructuring Charges

     During the third quarter 2001, the Company recorded a $462 million asset impairment charge related to certain of its fabrication facilities and a $19 million charge related to a headcount reduction in Europe. The charges are part of a restructuring plan that includes a projected 2,500 person workforce reduction and the consolidation of manufacturing operations in both the U.S. and Europe.

     During the period from fiscal 1998 to fiscal 2000, our sales volume grew significantly, from $1.1 billion to $2.0 billion. As business conditions improved during this time, the Company took steps to significantly expand its manufacturing capacity. In March 1998 we acquired the integrated circuit business Temic Telefunken Microelectronic, including its two fabrication facilities in Heilbronn, Germany and Nantes, France. In May 2000 we acquired Thomson-CSF Semiconducteurs Specifique in Grenoble, France. In addition, during 2000 we acquired fabrication facilities in Irving, Texas and North Tyneside, U.K. We also invested in fabrication facilities to upgrade technology. During the period January 1998 to September 2001, we spent approximately $2.0 billion for acquisitions of property and equipment in anticipation of significant growth in our business during 2001, 2002 and beyond from the historical levels achieved in 2000.

     Beginning late in the fourth quarter 2000, business conditions in the semiconductor industry deteriorated rapidly. Global semiconductor sales declined from $18.4 billion in September 2000 to $10.2 billion in September 2001. Our quarterly revenues have also declined rapidly from $574 million in the fourth quarter 2000 to $285 million in the fourth quarter 2001 and our plants are currently operating significantly below their capacity. We do not expect a rapid improvement in market conditions. In response to these conditions, we announced plans to cease volume manufacturing at two of our 6 inch fabrication facilities.

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

     These difficult operating conditions have also caused us to take actions to reduce our workforce. We are in the process of reducing our workforce globally by a projected 2,500 employees from a worldwide workforce of 9,500 at the end of the first quarter 2001. Our worldwide workforce at December 31, 2001 was 8,190. We have included $19 million in restructuring charges related to our reduction in force in Europe, $1 million of which had been paid as of December 31, 2001. Remaining amounts will be paid during 2002 as legally required. If business conditions do not improve, we may take actions to further reduce our workforce, which will result in additional restructuring charges.

Interest and Other Income and Interest Expense

     Interest and other income decreased $12 million to $42 million in 2001 compared to $54 million in 2000. The decline is due to a combination of a lower level of invested funds and lower interest rates received. Interest expense increased $3 million in 2001 from 2000 due to an increase in outstanding borrowings.

     Interest and other income increased $18 million to $54 million in 2000 compared to $36 million in 1999. The increase was due primarily to higher interest income from higher cash and investment balances. Interest expense increased $4 million in 2000 from 1999 due to an increase in outstanding borrowings.

Taxes on Income

     In 2001 we recorded a tax benefit at a rate of 21% on our loss before taxes. In 2000 and 1999 we recorded income taxes at an effective rate of 36% on our income before taxes. We recorded a tax benefit of $113 million in 2001 and income tax expense of $150 million and $46 million in 2000 and 1999, respectively.

     Atmel had an effective tax benefit rate of 21% in 2001 compared to an effective tax rate of 36% in 2000 and 1999. The lower tax benefit rate for 2001 is primarily caused by foreign net operating losses. Full realization of the tax benefit from these losses is not assured and consequently we have recorded a valuation allowance. The valuation allowance against our deferred tax assets increased from $10 million in 2000 to $66 million in 2001.

Net (Loss) Income

     We reported a net loss of ($418) million for 2001 compared to net income of $266 million for 2000. The loss in 2001 was caused by a combination of the $481 restructuring charge we recorded in the third quarter (see Note 14 of Notes to Consolidated Financial Statements) and by the decline in net revenues of $541 million in 2001 compared to 2000 which we were not able to match with corresponding reductions in costs.

     We reported net income of $266 million for 2000 compared to net income of $53 million for 1999, an increase of $213 million, principally because our revenues increased by $682 million compared to 1999 and because we achieved greater operating efficiencies in our wafer fabrication facility in Rousset, France.

Liquidity and Capital Resources

     At December 31, 2001 we had $333 million of cash and cash equivalents, compared to $448 million at December 31, 2000. Total current assets exceeded total current liabilities by 1.6 times, compared to 1.5 times at December 31, 2000. Short-term investments decreased to $260 million at December 31, 2001 from $514 million at December 31, 2000, as funds have been used to help reduce trade accounts payable to $147 million at December 31, 2001 from $446 million at December 31, 2000. Our working capital decreased by $148 million to $454 million during 2001 because accounts receivable decreased $205 million and cash, cash equivalents and short-term investments decreased $370 million. Current liabilities decreased $455 million during 2001.

     The Company’s accounts receivable decreased 52% to $187 million at December 31, 2001 from $392 million at December 31, 2000. The average days of accounts receivable outstanding was 60 days at the end of the fourth quarter 2001 as compared to 62 days at the end of fourth quarter 2000. Average days outstanding could increase if the current downturn in the semiconductor industry, which began late in 2000, continues. We monitor collection risks and provide an adequate allowance for doubtful accounts related to these risks. While there can be no guarantee of collecting these receivables, we believe that substantially all net receivables will be collected given customers’ current credit ratings.

     Inventories increased by $13 million to $302 million at December 31, 2001 from $289 million at December 31, 2000. Days sales in inventory were 119 days at December 31, 2001 compared to 83 days at December 31, 2000. Shipments slowed faster than we reduced production rates and fixed manufacturing costs during 2001. We are continuing to take measures to reduce manufacturing costs in line with reduced demand, but the fixed nature of many manufacturing costs limits our ability to respond as quickly as demand for our products changes.

     The following table describes Atmel’s commitments to settle contractual obligations in cash as of December 31, 2001.

(In thousands)	Payments due by period

Contractual Obligations	Up to 1 year	2-3 years		4-5 years		After 5 years	Total

Notes payable	$123,353	$18,952		$1,447		$1,622	$145,374
Capital leases	132,389	222,429		90,346		12,498	457,662
Convertible notes	—	140,330	*	205,588	**	—	345,918

Subtotal debt obligations	255,742	381,711		297,381		14,120	948,954
Operating leases	10,328	15,070		8,629		2,980	37,007
Other long-term obligations	11,215	29,935		20,138		21,368	82,656

Total contractual cash obligations	$277,285	$426,716		$326,148		$38,468	$1,068,617

     Other long-term obligations consist principally of future repayments of $71 million of advances from customers.

     * Zero coupon convertible debt issued in April 1998 is not redeemable by Atmel prior to April 21, 2003. Thereafter, the debt will be redeemable for cash, at the option of Atmel in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. In addition, the debt is redeemable at the option of the holder as of April 21, 2003, 2008 and 2013, at prices equal to the issue price plus accrued interest. Atmel may, at its option, elect to redeem the debt for cash or common stock of Atmel, or any combination thereof (see Note 6 of Notes to Consolidated Financial Statements.)

     ** Zero coupon convertible debt issued in May 2001 is redeemable for cash, at the Company’s option, at any time on or after May 23, 2006 in whole or in part at redemption prices equal to the issue price plus accrued original issue discount. At the option of the holders on May 23, 2006, 2011 and 2016, Atmel may be required to redeem the debt at prices equal to the issue price plus accrued original issue discount through date of repurchase. Atmel may elect to pay the repurchase price in cash, in shares of common stock or in any combination of the two (see Note 6 of Notes to Consolidated Financial Statements.)

     We have $155 million of debt obligations that require compliance with certain financial covenants and approximately $50 million of debt obligations with cross default provisions. Approximately $74 million of the debt, all of which was included in the current portion of long-term debt at December 31, 2001, was repaid in the first quarter 2002. With the economic downturn, we were required to renegotiate and amend certain of these covenants with the lenders. If we need to renegotiate any of these covenants in the future, and the lenders refuse and we are unable to comply with the covenants, then we may immediately be required to repay the loans concerned. In the event we are required to repay these loans ahead of their due dates, we believe we have the resources to make such repayments.

Cash Flow

     From Operating Activities: During the year ended December 31, 2001, net cash provided by operating activities was $297 million, compared to $694 million in the same period of 2000, a decrease of $397 million, or 57%. The decrease in cash provided by operating activities is primarily due to reduced net income and because cash was used to reduce accounts payable and other accrued liabilities, offset by cash provided from collections of accounts receivable. Depreciation and amortization, a cost not requiring cash, increased $54 million compared to the same period of 2000.

     During 2000 our operations provided net cash of $694 million, compared to $276 million in 1999, an increase of $418 million. The most significant portion of this increase, $252 million, occurred in trade accounts payable and other accrued liabilities, which grew from 1999 levels. Another large portion of the increase, about $213 million, is attributable to an increase in net income. Offsetting these increases, accounts receivable grew $66 million more in 2000 from 1999, and prepaid taxes and other assets grew $79 million more in 2000 than in 1999, largely in the form of various European taxes receivable and miscellaneous receivables.

     During 1999 our operations provided net cash of $276 million compared to $134 million in 1998, an increase of $142 million. In part, this was because our net income increased $103 million. We significantly slowed the rate of inventory growth in 1999 compared to 1998, which contributed to the improved cash flow from our operations. Also, our trade accounts payable grew during 1999, where they had fallen during 1998, requiring much less cash in 1999 compared to 1998.

     Used in Investing Activities: Cash used in investing activities was $509 million during 2001, compared to $1.3 billion during 2000, a decrease of $811 million. This decrease in cash used in investing activities was primarily due to a net liquidation of investments of $257 million in 2001 compared to a net growth of investments of $348 million in 2000. Also, our acquisition of fixed assets in 2001 was $143 million lower than in 2000.

     Atmel’s investing activities used net cash of $1.3 billion in 2000, compared to $154 million in 1999, an increase of almost $1.2 billion. Almost three quarters of this increase in cash investment was for the acquisition of fixed assets, including the purchase of wafer fabrication facilities in Irving, Texas and North Tyneside, UK. In addition, we used cash for the purchase of investments, primarily wafer manufacturing equipment in the amount of $527 million in 2000, compared to $97 million in 1999.

     Our investing activities used net cash of $154 million for 1999 compared to $330 million in 1998, a decrease of $176 million. Our 1999 investments were made primarily to increase capacity and enhance process technology at our wafer fabrication facilities in Colorado Springs, Colorado and Rousset, France. The principal factor in the decrease in net cash used for investments in 1999 was the acquisition of a business in March of 1998 for $99 million, an event not repeated in 1999.

     From Financing Activities: Net cash flows generated by financing activities totaled $105 million in 2001 compared with $844 million in 2000. The principal reason for the decline was our receipt of $683 million in net proceeds from public stock offerings in the first and third quarters 2000, events not repeated in 2001. Additionally, we engaged in lease financing of $105 million in 2001 compared to $307 million in 2000, a decrease of $202 million.

     Cash flow from financing activities was $844 million in 2000, compared to cash used by financing activities of $22 million in 1999, an increase of $866 million. $702 million of this increase came from the issuance of common stock. We also received about $133 million more in proceeds from capital leases than we paid in principal payments, compared to 1999 when we paid $49 million more than we received.

     In 1999, we used $22 million net cash for financing activities compared to providing $180 million of net cash from financing activities in 1998, a decrease of $202 million. This decrease was primarily because: (1) we received $59 million less proceeds from capital leases in 1999 compared to 1998, (2) we engaged in no new financing in 1999 compared to the $115 million of proceeds we received from the issuance of the zero coupon convertible debentures in April 1998, and (3) we made an $8 million payment to settle warrants in the first half of 1999. During 1999, Atmel settled all outstanding warrants and no further obligation exists.

     In the second quarter 2001 we completed a convertible debt offering from which we obtained $194 million in net proceeds. The debentures are convertible, at the option of the holder, into Atmel’s common stock at the rate of 22.983 shares per $1 (one thousand dollars) principal amount at maturity of the debentures. The effective interest rate of the debentures is 4.75 percent per year. The debentures will be redeemable for cash, at the our option, at any time on or after May 23, 2006 in whole or in part at redemption prices equal to the issue price plus accrued original issue discount. At the option of the holders on May 23, 2006, 2011 and 2016, we may be required to redeem the debt at prices equal to the issue price plus accrued original issue discount through the date of repurchase. We may elect to pay the repurchase price in cash, in shares of common stock or in any combination of the two (see Note 6 in Notes to Condensed Consolidated Financial Statements.)

     Whenever possible, capacity improvements and expansions have been funded from our operating results. In 1999 our gross margins improved, primarily due to a higher unit sales volume over which to spread fixed costs and operating expenses and average selling prices that stabilized in 1999. Gross margins of our products continued improving throughout 2000 and provided cash resources sufficient to fund much of our capital spending in 2000. However, in 2001 gross margins came under pressure because we sold fewer units and generated less revenue while many costs we put in place during 2000 continued at their previous levels, harming our results.

     Cash flow from operations is a principal source of our liquidity and our funding for capacity expansion and it will decrease if our revenues decline, as occurred in 2001. Our ability to borrow funds on favorable terms is reduced when our operating cash flow declines. We believe that our existing balance of cash, cash equivalents and short term investments, together with cash flow from operations, equipment lease financing, and other short- and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements through 2002.

Trends, Uncertainties and Risks

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

     Beginning late in the fourth quarter 2000, the semiconductor industry began to experience a downturn. Our business has been impacted by this recent downturn, with the effect that our net revenues of $1,472 million in 2001 declined by $541 million, or 27%, from $2,013 million in 2000. We cannot predict with any degree of certainty when business conditions will improve. In 2001 we recorded a $462 million charge to recognize an impairment in value of our manufacturing equipment in Colorado Springs, Colorado, Rousset, France and Nantes, France. In addition, we recorded a $19 million charge for the costs of reducing our workforce in our European manufacturing operations. If the current downturn continues our results of operations would be further harmed.

     We believe that our future sales will depend substantially on the success of our new products. Our new products are generally incorporated into our customers’ products or systems at the design stage. However, design wins may precede volume sales by a year or more. We may not be successful in achieving design wins or design wins may not result in future revenues, which depend in large part on the success of the customer’s end product or system. We expect the average selling price of each of our products to decline as individual products mature and competitors enter the market. To offset average selling price decreases, we rely primarily on reducing costs in the manufacturing of those products, increasing unit sales to absorb fixed costs and introducing new, higher priced products which incorporate advanced features or integrated technologies to address new or emerging markets. Our operating results could be harmed if such cost reductions and new product introductions do not occur in a timely manner. From time to time, our quarterly revenues and operating results can become more dependent upon orders booked and shipped within a given quarter and, accordingly, our quarterly results can become less predictable and subject to greater variability.

     In addition, our future success will depend in large part on the resurgence of various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics, data networking equipment and military equipment, and economic growth generally. The semiconductor industry has the ability to supply more product than demand requires. Our successful return to profitability will depend upon a better supply and demand balance within the semiconductor industry.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS

     The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The industry is currently experiencing this type of downturn and experienced a similar downturn as recently as 1998. These downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. If the current downturn continues our results of operations would be further harmed. The commodity memory portion of the semiconductor industry, from which we derived 42% of our revenues in 2001, compared to 52% of our revenues in 2000, and 47% of our revenues in 1999 suffered from excess capacity in 1998 and again in the second half of 2001, which led to substantial price reductions during those periods. While conditions improved after the 1998 downturn from the second quarter 1999 through the third quarter 2000, at present we cannot predict with any degree of certainty when the current downturn will improve.

     During the current downturn and in the past, our operating results have also been harmed by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity and declining gross margins. If the current downturn continues it may result in our having to recognize additional asset impairment charges or excess inventory or other charges. Our business may be harmed in the future not only by cyclical conditions in the semiconductor industry as a whole but also by slower growth in any of the markets served by our customer products.

IF WE DO NOT SUCCESSFULLY ADJUST OUR MANUFACTURING CAPACITY IN LINE WITH DOWNTURNS IN OUR INDUSTRY OR INCREASES IN DEMAND, OUR BUSINESS COULD BE HARMED.

     In 2000 and 2001, we made substantial capital expenditures to increase our wafer fabrication capacity at our facilities in Colorado Springs, Colorado and Rousset, France. We also currently manufacture our products at our facilities in Heilbronn, Germany and Nantes, France.

     During periods of economic downturn within the semiconductor industry, such as the current downturn that began in the fourth quarter of 2000, we need to suspend or reduce our manufacturing capacity to a level that meets demand for our products in order to achieve and maintain profitability. Expensive manufacturing machinery must be underutilized or even sold off at significantly discounted prices, although we continue to be liable to make payments on the debt that financed its purchase. At the same, time employee and other manufacturing costs must be reduced.

     In 2001, our gross margin declined significantly as a result of the increase in fixed costs and operating expenses related to the expansion of capacity in 2000 and 2001 and lower unit sales over which to spread these costs. If the most recent downturn in the semiconductor industry continues into the first or second half of 2002 or worsens, our inability to reduce fixed costs such as depreciation and other expenses necessary to maintain and operate our wafer manufacturing facilities would further harm our operating results.

     We announced in the third quarter 2001 that we are ceasing high volume production at one of our two wafer fabrication facilities in Colorado Springs, Colorado and at our facility in Nantes, France. We currently do not anticipate that production at our Irving, Texas and North Tyneside, UK plants will commence until late 2002.

     Reducing our wafer fabrication capacity involves significant potential costs and delays, including requirements and approvals of governmental and judicial bodies and losses of governmental subsidies. We may experience labor union or other difficulties implementing any additional downsizing that we may be required to make if the current downturn continues or worsens. Any such difficulties that we experience would harm our business and operating results.

     If a rebound occurs in the worldwide semiconductor industry and we cannot expand our capacity on a timely basis, we could experience significant capacity constraints that would prevent us from meeting increased customer demand, which would also harm our business.

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

     The cost of expanding our manufacturing capacity at our existing facilities, acquiring additional facilities, maintaining existing or additional facilities or implementing new manufacturing technologies is typically funded through a combination of available cash resources, cash from operations and additional lease, debt or equity financing. We may not be able to obtain the additional financing necessary to fund the maintenance or expansion of our manufacturing facilities or the implementation of new manufacturing technologies.

IF WE ARE UNABLE TO EFFECTIVELY UTILIZE OUR WAFER MANUFACTURING CAPACITY AND FAIL TO ACHIEVE ACCEPTABLE MANUFACTURING YIELDS, OUR BUSINESS WOULD BE HARMED.

     The fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We may experience problems in achieving acceptable yields in the manufacture of wafers, particularly when we expand our manufacturing capacity or during a transition in the manufacturing process technology that we use.

     We have previously experienced production delays and yield difficulties in connection with earlier expansions of our wafer fabrication capacity or transitions in manufacturing process technology. Production delays or difficulties in achieving acceptable yields at any of our fabrication facilities or overcapacity could materially and adversely affect our operating results.

     Whether demand for semiconductors is rising or falling, we are constantly required by competitive pressures in the industry to successfully implement new manufacturing technologies in order to reduce the geometries of our semiconductors in order to produce more integrated circuits per wafer. Currently we are working towards reducing the geometries of our semiconductors to 0.18 micron and 0.13 micron line widths.

     If the current economic downturn continues or worsens, our efforts to implement these new technologies while reducing costs consistent with demand may be significantly impaired. We may not be able to obtain the additional cash from operations or external financing necessary to fund the implementation of new manufacturing technologies.

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, WE MAY SUFFER PRICE REDUCTIONS, REDUCED REVENUES, REDUCED GROSS MARGINS, AND LOSS OF MARKET SHARE.

     We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Fujitsu, Hitachi, Intel, LSI Logic, Microchip, Sharp and STMicroelectronics. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced our new products, we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. We are experiencing significant price competition in our nonvolatile memory business and especially for EPROM and Flash products. We expect continuing competitive pressures in our markets from existing competitors and new entrants, and declining demand, which, among other things, will likely maintain the recent trend of declining average selling prices for our products.

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

WE MUST KEEP PACE WITH TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE.

     The average selling prices of our products historically have decreased over the products’ lives and are expected to continue to do so. As a result, our future success depends on our ability to develop and introduce new products which compete effectively on the basis of price and performance and which address customer requirements. We are continually in the process of designing and commercializing new and improved products to maintain our competitive position. The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. Our development of new products and our customers’ decision to design them into their systems can take as long as three years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs, and the successful introduction of our products may be adversely affected by competing products or by technologies serving the markets addressed by our products. Our qualification process involves multiple cycles of testing and improving a product’s functionality to ensure that our products operate in accordance with design specifications. If we experience delays in the introduction of new products, our future operating results could be harmed.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.

     Sales to customers outside North America accounted for approximately 75%, 64% and 65% of net revenues in 2001, 2000 and 1999. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. In recent years we have significantly expanded our international operations, most recently through our acquisitions of a wafer fabrication facility in North Tyneside, UK in September 2000, and Atmel Grenoble in May 2000. International sales and operations are subject to a variety of risks, including:

•	greater difficulty in protecting intellectual property

•	greater difficulty in staffing and managing foreign operations

•	reduced flexibility in staffing adjustments, particularly in France and Germany

•	greater risk of uncollectible accounts

•	longer collection cycles

•	potential unexpected changes in regulatory practices, including export license requirements, trade barriers, tariffs and tax laws

•	sales seasonality, and

•	general economic and political conditions in these foreign markets.

     Further, we purchase a significant portion of our raw materials and equipment from foreign suppliers, and we incur labor and other operating costs in foreign currencies, particularly at our French, German and UK manufacturing facilities. As a result, our costs will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could harm our operating results.

     Approximately 79%, 75% and 78% of our sales in 2001, 2000 and 1999 were denominated in U.S. dollars. During these periods our products became less price competitive in countries with currencies declining in value against the dollar. In 1998, business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. While these conditions stabilized in 2000 and 1999, the continuance or worsening of adverse business and financial conditions in Asia, where 38%, 34% and 34% of our revenues were generated in 2001, 2000 and 1999, would likely harm our operating results.

WHEN WE TAKE FOREIGN ORDERS DENOMINATED IN LOCAL CURRENCIES, WE RISK RECEIVING FEWER DOLLARS WHEN THESE CURRENCIES WEAKEN AGAINST THE DOLLAR, AND MAY NOT BE ABLE TO ADEQUATELY HEDGE AGAINST THIS RISK.

     When we take a foreign order denominated in a local currency we will receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenues, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenues can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in European currencies and yen were 16% and 5% of our revenues in 2001, compared to 19% and 6% in 2000. We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

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

OUR FAILURE TO SUCCESSFULLY INTEGRATE BUSINESSES OR PRODUCTS WE HAVE ACQUIRED COULD DISRUPT OR HARM OUR ONGOING BUSINESS.

     We have from time to time acquired, and may in the future acquire additional, complementary businesses,

products and technologies. Achieving the anticipated benefits of an acquisition depends, in part, upon whether the integration of the acquired business, products or technology is accomplished in an efficient and effective manner. Moreover, successful acquisitions in the semiconductor industry may be more difficult to accomplish than in other industries because such acquisitions require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of such integration may be increased by the need to coordinate geographically separated organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures. The integration of operations following an acquisition requires the dedication of management resources that may distract attention from the day-to-day business, and may disrupt key research and development, marketing or sales efforts. The inability of management to successfully integrate any future acquisition could harm our business. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

WE MAY FACE THIRD PARTY INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT COULD BE COSTLY TO DEFEND AND RESULT IN LOSS OF SIGNIFICANT RIGHTS.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which on occasion, have resulted in significant and often protracted and expensive litigation. We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products or processes. In the past, we have received specific allegations from major companies alleging that certain of our products infringe patents owned by such companies. In order to avoid the significant costs associated with our defense in litigation involving such claims, we may license the use of the technologies that are the subject of these claims from such companies and be required to make corresponding royalty payments, which may harm our operating results.

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

     As of December 31, 2001, our convertible notes and long term debt less current portion was $693 million compared to $669 million at December 31, 2000, and $654 million at December 31, 1999. A further increase in our debt-to-equity ratio could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

     Our ability to meet our debt obligations will depend upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to meet debt obligations or otherwise are obliged to repay any debt prior to its due date, our available cash would be depleted, perhaps seriously, and our ability to fund operations harmed.

     Since a substantial portion of our operations are conducted through our subsidiaries, our cash flow and ability to service debt are partially dependent upon the earnings of our subsidiaries and the distribution of those earnings, or upon loans or other payments of funds by those subsidiaries, to us. These subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to our long-term debt or to make any funds available therefor, whether by dividends, distributions, loans or other payments. In addition, the payment of dividends or distributions and the making of loans and advances to us by any of our subsidiaries could in the future be subject to statutory or contractual restrictions and other various business considerations and contingent upon the earnings of those subsidiaries. Any right held by us to receive any assets of any of our subsidiaries upon its liquidation or reorganization will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors, except to the extent that we are recognized as a creditor of such subsidiary, in which case our claims would still be subordinate to any security interest in the assets of such subsidiary and any indebtedness of such subsidiary senior to that held by us.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

     Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of approximately $818 million in 2001, compared to $961 million in 2000 and $172 million in 1999. We intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. Currently, we expect our 2002 capital expenditures to be approximately $200 million. We may seek additional equity or debt financing to fund further expansion of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

WE DEPEND ON INDEPENDENT ASSEMBLY CONTRACTORS WHICH MAY NOT HAVE ADEQUATE CAPACITY TO FULFILL OUR NEEDS AND WHICH MAY NOT MEET OUR QUALITY AND DELIVERY OBJECTIVES.

     We manufacture wafers for our products at our fabrication facilities, and the wafers are then sorted and tested at our facilities. After wafer testing, we ship the wafers to one of our independent assembly contractors located in China, Hong Kong, Japan, Malaysia, the Philippines, South Korea, or Taiwan where the wafers are separated into die, packaged and, in some cases, tested. Our reliance on independent contractors to assemble, package and test our products involves significant risks, including reduced control over quality and delivery schedules, the potential lack of adequate capacity and discontinuance or phase-out of the contractors’ assembly processes. These independent contractors may not continue to assemble, package and test our products for a variety of reasons. Moreover, because our assembly contractors are located in foreign countries, we are subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates. Accordingly, we may experience problems in timelines and the adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

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

WE DEPEND ON CERTAIN KEY PERSONNEL, AND THE LOSS OF ANY KEY PERSONNEL MAY SERIOUSLY HARM OUR BUSINESS.

     Our future success depends in large part on the continued service of our key technical and management personnel, and on our ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and in the development of new products and processes. The competition for such personnel is intense, and the loss of key employees, none of whom is subject to an employment agreement for a specified term or a post-employment non-competition agreement, could harm our business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available for sale, and consequently record them on the balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given Atmel’s current profile of interest rate exposures and the maturities of its investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statement of operations through December 31, 2002. In addition, some of our borrowings are at floating rates, so this would act as a natural hedge.

     Atmel has short-term debt, long-term debt and capital leases totaling approximately $949 million at December 31, 2001. Approximately $787 million of these borrowings have fixed interest rates. Atmel has approximately $162 million of floating rate debt that is based on the Euro and EuroYen interest rates. We do not hedge either of these interest rates and could be negatively affected should either of these rates increase significantly. A hypothetical 100 basis point increase in both of these interest rates would have a $1.49 million adverse impact on income before taxes on Atmel’s Consolidated Statements of Operations for 2002. While there can be no assurance that both of these rates will remain at current levels, we believe these rates will not increase significantly (defined as an increase of more than 100 basis points) and cause any harm to our operations and financial position.

Market Risk Sensitive Instruments

     We did not use derivative financial instruments in our operations during 2001.

Foreign Currency Risk

     When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenue, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenue can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in yen were 5% of our revenue in 2001. Sales denominated in foreign currencies were 21% in 2001, compared to 25% in 2000. We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited, in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended December 31, 2001
Net revenues	$525,944	$366,996	$294,752	$284,576
Gross margin	211,194	117,054	32,808	53,589
Net income (loss)	56,014	(31)	(442,763)	(31,568)
Basic net income per share	0.12	0.00	(0.95)	(0.07)
Diluted net income per share	0.12	0.00	(0.95)	(0.07)
Price range of common stock/share
High	17.94	14.29	12.94	9.54
Low	9.69	7.84	5.50	6.32
Year ended December 31, 2000
Net revenues	$429,186	$478,758	$530,393	$574,335
Gross margin	176,464	208,051	235,494	257,980
Net income	41,852	61,325	76,519	86,280
Basic net income per share	0.10	0.14	0.17	0.19
Diluted net income per share	0.09	0.13	0.16	0.18
Price range of common stock/share
High	29.75	28.94	20.81	15.94
Low	12.53	14.97	13.41	9.66

     Other information required by this Item regarding Consolidated Financial Statements and supplementary data is set forth in the Consolidated Financial Statements and related notes, and Report of the Independent Accountants, which appear on pages 41 to 60 of this Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information required by this Item regarding directors and executive officers set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2002 (the “2002 Proxy Statement”), is incorporated herein by reference. Information regarding identification of Registrant’s executive officers is set forth in Part I, Item 1 of this Report on Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item regarding compensation of Registrant’s directors and executive officers set forth under the captions “Director Compensation” and “Executive Compensation” in the 2002 Proxy Statement is incorporated herein by reference (except to the extent allowed by Item 402 (a)(8) of Regulation S-K).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item regarding beneficial ownership of Registrant’s common stock by certain beneficial owners and management of Registrant set forth under the caption “Security Ownership” in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item regarding certain relationships and related transactions with management set forth under the caption “Compensation Committee Interlocks and Insider Participation” in the 2002 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of, or incorporated by reference into, this Report on Form 10-K:

1.	Financial Statements.

Consolidated Statements of Operations for the Three Years Ended December 31, 2001.

Consolidated Balance Sheets as of December 31, 2001 and 2000.

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2001.

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2001.

Notes to Consolidated Financial Statements.

Report of Independent Accountants.

2.	Financial Statement Schedules. The following Financial Statement Schedules for the years ended December 31, 2001, 2000 and 1999 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto.

Schedule	Page

Report of Independent Accountants on Financial Statement Schedule	61

Valuation and Qualifying Accounts	62

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

3.1 (7)	Certificate of Incorporation of Registrant, as amended to date.

3.2 (9)	Bylaws of Registrant, as amended.

3.3 (7)	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock (included in Exhibit 4.1)

4.1 (7)	Amended and restated Preferred Shares Rights Agreement dated as of October 18, 1999, between Atmel Corporation and BankBoston, N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights.

10.1 (1)+	1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements there under.

10.2 (1)+	1991 Employee Stock Purchase Plan, as amended.

10. 3 (7)	Form of Indemnification Agreement between Registrant and its officers and directors.

10.4 (2)	Consulting Agreement by and between Norman Hall and Registrant dated March 1, 1990.

10.5 (3)	1996 Stock Plan and forms of agreements thereunder.

10.6 (5)	Indenture, dated as of April 21, 1998, by and between the Company and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture)

10.7 (5)	Registration Rights Agreement dated as of April 21, 1998, by and between the Company and Morgan Stanley & Co. Incorporated.

10.8 (9)	Indenture, dated as of May 23, 2001, by and between the Company and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture)

10.9 (9)	Registration Rights Agreement dated as of May 23, 2001, by and among the Company and Morgan Stanley & Co. Incorporated, Credit Lyonnais Securities (USA) Inc. and Needham & Company, Inc.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Accountants.

24.1	Power of Attorney (included on the signature pages hereof)

(1)	Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991.

(2)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

(3)	Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-8 (File No. 333-15823) filed on November 8, 1996.

(4)	Incorporated by reference to exhibits to the Company’s Report on Form 8-K (File No. 000-19032) filed on June 4, 1997.

(5)	Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-3, as amended (File No. 333-59261), filed on July 16, 1998.

(6)	Incorporated by reference to exhibits to the Company’s Registration Statement on Form 8-A/12G/A (No.000-19032) filed on December 6, 1999.

(7)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(9)	Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-3, as amended (File No. 333-63996) filed on June 27, 2001.

+	The item listed is a compensatory plan.

(b)	Reports on Form 8-K. The Company filed a report on Form 8-K on October 4, 2001 on the Company’s responses to difficult economic conditions in its industry, notably aggressive expense reductions and ceasing of volume manufacturing at two wafer manufacturing facilities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION

March 18, 2002	By: /s/ George Perlegos George Perlegos
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on March 18, 2002 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ George Perlegos (George Perlegos)	President, Chief Executive Officer and Director (principal executive officer)

/s/ Donald Colvin (Donald Colvin)	Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)

/s/ Norm Hall (Norm Hall)	Director

/s/ Gust Perlegos (Gust Perlegos)	Director

/s/ T. Peter Thomas (T. Peter Thomas)	Director

/s/ Tsung-Ching Wu (Tsung-Ching Wu)	Director

/s/ Pierre Fougere (Pierre Fougere)	Director

Atmel Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

(In thousands, except per share data)	2001	2000	1999

Net revenues	$1,472,268	$2,012,672	$1,330,161
Expenses
Cost of revenues	1,057,623	1,134,683	826,301
Research and development	268,056	251,958	193,750
Selling, general and administrative	182,183	210,404	167,132
Restructuring charges	481,296	—	—

Total expenses	1,989,158	1,597,045	1,187,183

Operating (loss) income	(516,890)	415,627	142,978
Interest and other income	42,168	53,787	35,623
Interest expense	(56,671)	(53,828)	(49,780)

(Loss) income before taxes	(531,393)	415,586	128,821
Benefit from (provision for) income taxes	113,045	(149,610)	(46,374)

(Loss) income before cumulative effect of accounting change	(418,348)	265,976	82,447
Cumulative effect of accounting change, net of tax	—	—	(29,068)

Net (loss) income	$(418,348)	$265,976	$53,379

Basic net (loss) income per share:
(Loss) income before cumulative effect of accounting change	$(0.90)	$0.59	$0.21
Cumulative effect of accounting change, net of tax	—	—	(0.07)

Net (loss) income per share	$(0.90)	$0.59	$0.14

Diluted net (loss) income per share:
(Loss) income before cumulative effect of accounting change	$(0.90)	$0.55	$0.20
Cumulative effect of accounting change, net of tax	—	—	(0.07)

Net (loss) income per share	$(0.90)	$0.55	$0.13

Shares used in basic net (loss) income per share calculations	464,575	451,798	401,566

Shares used in diluted net (loss) income per share calculations	464,575	491,989	414,644

The accompanying notes are an integral part of these statements.

Atmel Corporation

CONSOLIDATED BALANCE SHEETS

	December 31,

(In thousands, except per share data)	2001	2000

ASSETS
Current assets
Cash and cash equivalents	$333,131	$448,281
Short-term investments	259,877	514,263
Accounts receivable, net of receivable reserves of $20,189 in 2001 and $19,687 in 2000	186,558	392,384
Inventories	301,591	289,054
Other current assets	107,966	148,212

Total current assets	1,189,123	1,792,194
Fixed assets, net	1,651,475	1,927,817
Other assets	183,599	53,876
Cash — restricted	—	51,000

Total assets	$3,024,197	$3,824,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$255,742	$173,866
Trade accounts payable	147,315	446,416
Accrued liabilities and other	307,400	535,386
Deferred income on shipments to distributors	24,296	33,703

Total current liabilities	734,753	1,189,371
Long-term debt	347,294	545,803
Convertible notes	345,918	122,700
Other long-term liabilities	109,705	72,156

Total liabilities	1,537,670	1,930,030

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock; par value $0.001: Authorized:
1,600,000 shares; Shares issued: 466,059 at December 31, 2001 and 462,473 at December 31, 2000	466	462
Additional paid in capital	1,245,399	1,226,412
Accumulated other comprehensive loss	(62,438)	(53,465)
Retained earnings	303,100	721,448

Total stockholders’ equity	1,486,527	1,894,857

Total liabilities and stockholders’ equity	$3,024,197	$3,824,887

The accompanying notes are an integral part of these statements.

Atmel Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

(In thousands)	2001	2000	1999

Cash from operating activities
Net (loss) income	$(418,348)	$265,976	$53,379
Items not requiring the use of cash
Depreciation and amortization	302,016	247,701	200,879
Asset impairment charge	462,768	—	—
Deferred taxes	(94,335)	(498)	4,182
Tax benefit of stock option purchases	3,601	12,728	5,235
Cumulative effect of accounting change	—	—	48,980
Gain (loss) on sales of fixed assets	7,815	3,553	(14,996)
Provision for doubtful accounts receivable	5,502	7,721	5,150
Accrued interest on zero coupon convertible debt	13,098	5,814	9,278
Other	(1,754)	(5,702)	—
Changes in operating assets and liabilities Accounts receivable	198,183	(100,183)	(34,392)
Inventories	(19,399)	2,029	(31,028)
Other assets	(19,319)	(70,448)	5,298
Trade accounts payable and other accrued liabilities	(114,629)	268,780	17,023
Restructuring accruals	17,527	—	—
Federal, state, local and foreign taxes	(36,203)	54,164	(625)
Deferred income on shipments to distributors	(9,407)	2,203	7,330

Net cash provided by operating activities	297,116	693,838	275,693

Cash from investing activities
Acquisition of fixed assets	(818,181)	(961,401)	(171,820)
Sales of fixed assets	1,533	3,023	19,285
Purchase of other businesses	—	(13,781)	(7,574)
Decrease in restricted cash	51,000	—	—
Purchase of investments	(176,586)	(526,776)	(96,500)
Sale or maturity of investments	433,429	178,461	102,940

Net cash used by investing activities	(508,805)	(1,320,474)	(153,669)

Cash from financing activities
Issuance of notes payable	10,100	51,570	21,564
Proceeds from issuance of convertible bonds	200,027	—	—
Proceeds from capital leases and notes	104,944	307,000	83,596
Principal payments on capital leases and notes	(225,745)	(173,745)	(132,417)
Payment for settlement of warrants	—	—	(7,619)
Repurchase of common stock	—	(42,909)	—
Issuance of common stock	15,390	701,661	12,431

Net cash provided (used) by financing activities	104,716	843,577	(22,445)

Effect of exchange rate changes on cash and cash equivalents	(8,177)	(19,932)	(10,028)

Net increase (decrease) in cash	(115,150)	197,009	89,551

Cash and cash equivalents at beginning of year	448,281	251,272	161,721

Cash and cash equivalents at end of year	$333,131	$448,281	$251,272

Supplemental cash flow disclosures
Interest paid	$43,573	$53,828	$38,124
Income taxes paid	55,143	66,847	13,184
Issuance of stock for other assets	—	261	197
Fixed asset purchases in accounts payable	32,849	356,338	83,070

The accompanying notes are an integral part of these statements.

Atmel Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)					Accumulated
	Common Stock		Additional		Other
			Paid in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total

Balances, December 31, 1998	398,732	$399	$329,675	$402,093	$29	$732,196
Sales of stock
Exercise of options	2,690	2	6,128	—	—	6,130
Employee stock purchase plan	2,702	3	6,297	—	—	6,300
Issuance for asset acquisition	54	—	197	—	—	197
Tax benefit from exercise of options	—	—	5,235	—	—	5,235
Payment on settlement of warrants	—	—	(7,619)	—	—	(7,619)
Put warrants reclassification, net	—	—	56,850	—	—	56,850

Other comprehensive income
Unrealized loss on investments				—	(3,410)	(3,410)
Foreign currency translation adjustment				—	(47,779)	(47,779)
Net income				53,379	—	53,379

Comprehensive income (loss)				53,379	(51,189)	2,190

Balances December 31, 1999	404,178	404	396,763	455,472	(51,160)	801,479
Sales of stock
Exercise of options	4,279	4	9,280	—	—	9,284
Employee stock purchase plan	925	1	8,954	—	—	8,955
Common stock offering	40,000	40	683,382	—	—	683,422
Issuance for business acquisition	—	—	261	—	—	261
Tax benefit from exercise of options	—	—	12,728	—	—	12,728
Repurchase of shares	(3,810)	(4)	(42,905)	—	—	(42,909)
Convertible Sub Guar Step-up Notes	16,901	17	157,949	—	—	157,966

Other comprehensive income
Unrealized gain on investments				—	1,757	1,757
Foreign currency translation adjustment				—	(4,062)	(4,062)
Net income				265,976	—	265,976

Comprehensive income (loss)				265,976	(2,305)	263,671

Balances December 31, 2000	462,473	462	1,226,412	721,448	(53,465)	1,894,857
Sales of stock
Exercise of options	2,534	3	4,718	—	—	4,721
Employee stock purchase plan	1,052	1	10,668	—	—	10,669
Tax benefit from exercise of options	—	—	3,601	—	—	3,601

Other comprehensive income
Unrealized gain on investments				—	4,355	4,355
Foreign currency translation adjustment				—	(13,328)	(13,328)
Net (loss)				(418,348)	—	(418,348)

Comprehensive (loss)				(418,348)	(8,973)	(427,321)

Balances December 31, 2001	466,059	$466	$1,245,399	$303,100	$(62,438)	$1,486,527

The accompanying notes are an integral part of these statements.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share and employee data)

Note 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     Atmel Corporation designs, develops, manufactures and markets a broad range of high-performance nonvolatile memory and logic integrated circuits using its proprietary complementary metal-oxide semiconductor (CMOS) technologies. Atmel’s products are used in a range of applications in the telecommunications, computing, networking, consumer and automotive electronics and other markets. Atmel’s customers comprise a diverse group of U.S. and non-U.S. original equipment manufacturers (OEMs) and distributors.

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

Accounts Receivable

     Allowance for doubtful accounts is calculated based on the aging of Atmel’s accounts receivable, historical experience, and management judgment. Atmel writes off accounts receivable against the allowance when Atmel determines a balance is uncollectible and no longer actively pursues collection of the receivable.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out for materials and purchased parts and average cost for work in progress and finished goods) or market and comprise the following:

December 31,	2001	2000

Materials and purchased parts	$19,692	$26,671
Finished goods	93,873	78,938
Work in progress	188,026	183,445

Total	$301,591	$289,054

Fixed Assets

     Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	10 to 20 years
Machinery and equipment	2 to 5 years
Furniture and fixtures	5 years

Revenue Recognition

     The Company sells its products to OEM’s and distributors and recognizes revenue when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Reserves for sales returns and allowances are estimated and provided at the time of shipment.

     For sales to certain distributors (primarily based in the United States) with agreements allowing for price protection and product returns, the Company recognizes revenue at the time the distributor sells the product to its end customer. Revenue is not recognized upon shipment since, due to rights to price protection, the sales price is not substantially fixed or determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is recognized when the distributor sells the product to an end-user, at which time the sales price becomes fixed. At the time of shipment to these distributors, the Company records a trade receivable for the selling price since there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and records the gross margin in “Deferred income on shipments to distributors” on the balance sheet. Deferred income represents the gross margin on the sale to the distributor; however, the amount of gross margin recognized by the Company in future periods could be less than the deferred margin as a result of price protection granted. The Company does not reduce deferred margin by estimated price protection; instead, such price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. Sales to certain other primarily non-U.S. based distributors carry either no or very limited rights of return. The Company has historically been able to estimate returns and other credits from these distributors and accordingly has historically recognized revenue from sales to these distributors on shipment, with a related allowance for potential returns established at the time of sale.

Grant Recognition

     Atmel receives grants from certain government authorities for expanding operations or performing technical services. Grants are recognized as receivable at the time specified milestones have been met for receiving them. Grants are amortized to income over the period the related obligations are fulfilled.

Foreign Currency Translation

     Atmel uses the U.S. dollar as its functional currency and its major international subsidiaries use their local currencies as their respective functional currencies. Financial statements of foreign subsidiaries are translated into US dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period. The effect of translating the accounts of Atmel’s foreign subsidiaries into U.S. dollars has been included in stockholders’ equity as a cumulative foreign currency translation adjustment. Gains and losses from remeasurement of assets and liabilities denominated in currencies other than the respective functional currencies are included in the consolidated statements of operations. Gains due to foreign currency remeasurement included in interest and other income for the years ended December 31, 2001, 2000 and 1999 were $5,640, $4,352 and $3,244.

Stock-based Compensation

     Atmel accounts for stock-based compensation, including stock options granted and shares issued under the Employee Stock Purchase Plan, using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for stock options, if any, is recognized ratably over the vesting period. Atmel’s policy is to grant options with an exercise price equal to the quoted market price of our stock on the grant date. Atmel provides additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Certain Risks and Concentrations

     Atmel sells its products primarily to OEMs and distributors in North America, Europe and Asia, generally without requiring any collateral. Atmel performs ongoing credit evaluations and maintains adequate allowances for potential credit losses. No customer represented more than ten percent of accounts receivable at December 31, 2001.

     Atmel’s products are concentrated in the semiconductor industry, which is highly competitive and rapidly changing. Significant technological changes in the industry could affect operating results adversely. Atmel’s inventories include high-technology parts and components that may be specialized in nature or subject to rapid technological obsolescence. While Atmel has programs to minimize the required inventories on hand and considers technological obsolescence in estimating required allowances to reduce recorded amounts to market values, such estimates could change in the future.

Income Taxes

     Atmel’s provision for (benefit from) income tax comprises its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided for deferred tax assets to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

Long-Lived Assets

     Atmel periodically evaluates the recoverability of its long-lived assets in accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” based upon the cash flows estimated to be generated by the related asset. An impairment loss would be recognized if estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the asset’s net book value. The evaluation is performed at the lowest level for which there are identifiable, independent cash flows.

Accounting For Start-Up Costs

     The Company adopted Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities” effective January 1, 1999. The Company had previously capitalized expenditures directly related to and incurred during the start-up phase for a fabrication facility at its Rousset, France site during and prior to 1998. These start-up costs (which were included in the caption “Other assets” in the Company’s Consolidated Balance Sheets at December 31, 1998) of $48,980 were written-off in the first quarter of 1999 and are presented net of tax for $29,068 under the caption “Cumulative effect of accounting change” in the Company’s Consolidated Statements of Operations. The following unaudited pro-forma table sets forth the impact on income (loss) before the cumulative effect of accounting change and net income (loss) from adopting SOP 98-5 in the periods presented as if SOP 98-5 had been implemented in such periods. The pro-forma results are not necessarily indicative of the results that would have occurred had SOP 98-5 been effective in the periods presented, nor are they indicative of future financial results.

	1999	1998

Net income (loss) as reported	$53,379	$(50,038)
Deferred start-up costs expensed	(29,068)	19,524

Proforma net income (loss)	$82,447	$(69,562)

Diluted earnings per share:
Net income (loss) as reported	$0.13	$(0.12)
Proforma net income (loss)	$0.20	$(0.17)

Comprehensive Income

     Comprehensive income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for Atmel arises from foreign currency translation adjustments and an unrealized gain (loss) on securities. Comprehensive income is shown in the statement of stockholders’ equity. As of December 31, 2001, the accumulated other comprehensive income (loss) consisted of $2,239 of unrealized gain on securities and ($64,677) unrealized loss on foreign currency translation adjustments. As of December 31, 2000, the accumulated other comprehensive income (loss) consisted of ($2,116) of unrealized loss on securities and ($51,349) of foreign currency translation adjustments.

Recent Pronouncements

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, (“SFAS No. 133”), “Accounting for Derivatives and Hedging Activities.” This statement, as amended by SFAS No. 137 and No. 138 establishes accounting and reporting standards of derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value with gains or losses being reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material effect on the Company’s financial statements.

     In July 2001, the FASB issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating the goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. Atmel will adopt SFAS 142 on January 1, 2002, the beginning of fiscal 2002. In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment. Atmel does not expect the results of this assessment to have a material impact on its financial statements. Based on acquisitions completed as of June 30, 2001, application of the goodwill non-amortization provisions of SFAS No. 142 is expected to result in a decrease in operating expenses of approximately $2 million in 2002.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company expects that the initial application of SFAS 143 will not have a material impact on its financial statements.

     On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in calendar 2002.

Reclassifications

     Certain reclassifications have been made to the 1999 and 2000 amounts to conform to the 2001 presentations. These reclassifications did not change the previously reported net income (loss) or the total assets of Atmel.

Note 2

ACQUISITIONS AND DISPOSITIONS

Acquisition of Smart Information Transfer (SIT)

     On April 9, 1999 Atmel acquired substantially all of the assets and assumed certain associated liabilities of the SIT business of the Semiconductor Products Sector of Motorola, Inc. for $7,400. The transaction was accounted for as a purchase.

Acquisition of Thomson-CSF Semiconducteurs Specifique (TCS)

     In May 2000 Atmel acquired Thomson-CSF Semiconducteurs Specifique, or TCS, which had been a wholly-owned subsidiary of Thomson-CSF. TCS, which has been renamed Atmel Grenoble S.A., specializes in the development and manufacture of ASICs, including image sensors, as well as analog, digital and radio frequency ASICs, and products manufactured using SiGe processes. The acquisition price and preacquisition revenue and net income of TCS were not material to Atmel.

Acquisition of Wafer Fabrication Facilities

     In January 2000 Atmel purchased an 8 inch wafer fabrication facility with an area of approximately 650 square feet, located in Irving, Texas.

     In September 2000 Atmel purchased an 8 inch wafer fabrication facility and related leasehold interests and assets located in North Tyneside, UK. The facility is approximately 750 square feet. In connection with this purchase Atmel paid $49,000 to acquire a ten-year lease on the land. During 2001 Atmel paid $51,000 that had been placed in escrow in 2000 and acquired title to the buildings. Additionally, the Company will have the right to acquire title to the land in 2016 for a nominal amount.

Disposition of assets

     In January 1999 Atmel completed the sale of certain items of plant and equipment in Rousset, France for $17,600 in cash. Atmel recorded a pre-tax gain of $14,900 ($9,500 after-tax), after disposal costs, which is included in Atmel’s Consolidated Statements of Operations under the caption “Interest and other income.”

Note 3

BALANCE SHEET DETAIL

     Other current assets consist of the following:

December 31,	2001	2000

Deferred income taxes	$21,735	$42,777
VAT receivable	39,940	49,525
Grants receivable	13,885	28,362
Other	32,406	27,548

Total	$107,966	$148,212

     Other assets consist of the following:

December 31,	2001	2000

Non-current deferred income taxes	$108,289	$—
Other	75,310	53,876

Total	$183,599	$53,876

     Accrued liabilities and other consist of the following:

December 31,	2001	2000

Advance payments from customers	$45,095	$131,343
Federal, state, local and foreign taxes	61,550	97,753
Accrued salaries and benefits	66,951	63,152
Deferred grants	9,406	26,754
Accrued returns, royalties and licenses	28,663	23,986
Restructuring	17,527	—
Unvouchered invoices	52,530	101,548
Other	25,678	90,850

Total	$307,400	$535,386

     Other long-term liabilities consist of the following:

December 31,	2001	2000

Advance payments from customers	$71,369	$—
Other	38,336	72,156

Total	$109,705	$72,156

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

Note 4

SHORT-TERM INVESTMENTS

     All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders’ equity. Realized gains and losses are recorded based on the specific identification method. For fiscal years 2001, 2000 and 1999, gross realized gains and losses on short-term investments were $199, $17, and $12. The carrying amount of Atmel’s investments is shown in the table below:

December 31,	2001		2000

	Book Value	Market Value	Book Value	Market Value
U.S. Government obligations	$76,872	$77,938	$124,905	$124,557
State and municipal securities	9,050	9,215	43,149	43,012
Corporate securities and other obligations	169,396	172,724	346,005	346,694

	255,318	259,877	514,059	514,263
Unrealized gains (losses)	4,559	—	204	—

Total	$259,877	$259,877	$514,263	$514,263

     At December 31, 2001, investments with scheduled maturities within one year were $79,365 and for one year to three years were $175,953. At December 31, 2000, investments with scheduled maturities within one year were $310,552 and for one to three years were $203,507. Atmel has classified all investments with maturity dates of 90 days or more as short term since it has the intent and ability to redeem them within the year.

Note 5

FIXED ASSETS

December 31,	2001	2000

Land	$32,575	$34,052
Buildings and improvements	482,302	473,794
Machinery and equipment	1,047,505	1,512,629
Furniture and fixtures	39,981	21,761
Construction in progress	786,483	643,618

	2,388,846	2,685,854
Less accumulated depreciation and amortization	(737,371)	(758,037)

Total	$1,651,475	$1,927,817

     Fixed assets include machinery and equipment acquired under capital leases of $437,822, and $743,642 at December 31, 2001 and 2000. Related accumulated depreciation amounted to $214,493 and $296,195.

     Construction in progress consists of equipment additions in progress and buildings associated with the January 2000 acquisition of the wafer fabrication facility located in Irving, Texas and the purchase in September 2000 of the wafer fabrication facility in North Tyneside, UK.

Note 6

BORROWING ARRANGEMENTS

     Information with respect to Atmel’s debt obligations is shown in the following table:

December 31,	2001	2000

Various non-interest bearing notes	$6,568	$17,708
Various interest-bearing notes	138,806	97,900
Convertible notes	345,918	122,700
Capital lease obligations	457,662	604,061

	$948,954	$842,369
Less amount due within one year	(255,742)	(173,866)

Long-term debt due after one year	$693,212	$668,503

     The non-interest-bearing notes are due in varying amounts through the year 2003 and have been discounted between 7% and 9%. The interest-bearing notes consist of loans where interest rates are based on the London Interbank Official Rate (LIBOR) and the short-term Euro Interbank Offered Rate (EURIBOR). The six-month LIBOR and EURIBOR rates were approximately 2% and 3% at December 31, 2001. A Japanese currency loan has been recorded net of unrealized foreign currency gain of $4,890 at December 31, 2001 and net of unrealized foreign currency gain of $1,958 at December 31, 2000. A French currency loan has been recorded net of unrealized foreign currency gain of $3,014 at December 31, 2001 and net of unrealized foreign currency gain of $11,092 at December 31, 2000.

     Approximately $155,000 of the debt included in the interest-bearing notes and the capital lease obligations require the Company to meet certain financial ratios and to comply with other covenants on a periodic basis and approximately $50,000 of the debt obligations have cross default provisions. The Company repaid $74,000 of the debt in the first quarter 2002, all of which was included in the current portion of long-term debt at December 31, 2001. The lenders agreed with the Company to amend certain of the covenants associated with $155,000 of the borrowings to achieve compliance with the covenants. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, fixed charge coverage ratios and debt to capitalization ratios.

     In April 1998, Atmel completed a zero coupon convertible debt financing, which raised $115,004. The debt is convertible, at the option of the holder, into Atmel’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount at maturity of the debt. The effective interest rate of the debt is 5.5% per annum.

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

     In May 2001, Atmel completed an offering of $511,500 in aggregate principal amount at maturity of zero coupon convertible debentures due 2021. The initial purchasers of the debentures were Morgan Stanley & Co. Incorporated, Credit Lyonnais Securities (USA) Inc. and Needham & Company, Inc. From the aggregate offering price of approximately $200,027, Atmel received approximately $194,027 in net proceeds from the offering after deducting the aggregate initial purchasers’ discount, which was approximately $6,000. The debentures are convertible, at the option of the holder, into the Company’s common stock at the rate of 22.983 shares per $1 (one thousand dollars) principal amount at maturity of the debentures. The effective interest rate of the debentures is 4.75 percent per annum. The debentures will be redeemable for cash, at the Company’s option, at any time on or after May 23, 2006 in whole or in part at redemption prices equal to the issue price plus accrued original issue discount. At the option of the holders on May 23, 2006, 2011 and 2016, Atmel may be required to redeem the debt at prices equal to the issue price plus accrued original issue discount through date of repurchase. Atmel may elect to pay the repurchase price in cash, in shares of common stock or in any combination of the two.

     Future payments of long-term debt and capital leases are as follows:

	2002	2003	2004	2005	2006	thereafter

Notes payable	123,353	18,124	828	937	510	1,622
Capital leases	132,389	133,538	88,891	64,929	25,417	12,498

     The carrying amount of Atmel’s long-term debt instruments (excluding capital leases) approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to Atmel for similar debt obligations at December 31, 2001.

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

Stock Split

     On July 14, 2000 Atmel’s Board of Directors approved a two-for-one stock split, to be effected as a stock dividend. Stockholders of record at the close of business August 11, 2000 received one additional share for each share already held. All per share data in this report reflects this stock split, as well as the December 1999 stock split.

Stock Repurchase

     In January 1998 the Board of Directors of the Company approved a stock repurchase program that allowed the Company to purchase up to 20 million shares of its common stock.

     The Company purchased 4 million of its shares in January 1998 at an average purchase price of $4.16 per share and in the fourth quarter 2000 purchased 3.8 million shares at an average purchase price of $11.26 per share.

Conversion of Debt to Stock

     In June 2000 Atmel redeemed the 3.25% Convertible Subordinated Guaranteed Step-Up Notes due in 2002. The aggregate principal amount outstanding was $150 million. Note holders had the option to convert their Notes into shares of Atmel Corporation common stock or redeem for cash. $149,998 principal amount of notes was converted into shares of common stock, constituting a total of 16,901 shares.

Authorized common stock

     In May 2001 the authorized common stock of the Company was increased to 1.6 billion shares from 500 million shares.

Note 8

COMMITMENTS AND CONTINGENCIES

     Atmel leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options of two to four years. Atmel also leases certain manufacturing equipment under operating leases. Rental expense for 2001, 2000, and 1999 was $10,948, $17,995 and $9,311. Rental payments over the remaining term of these leases are as follows (in thousands):

2002	2003	2004	2005	2006	thereafter

$10,328	9,076	5,994	4,802	3,827	2,980

     Atmel is involved in certain legal matters in the ordinary course of business. The amount or range of possible loss, if any, is not reasonably subject to estimation.

     During the normal course of business the Company is notified of claims that it may be infringing on patents issued to other parties and is currently involved in license negotiations. Should the Company elect to enter into license agreements with other parties or should the other parties resort to litigation, the Company may be obligated in the future to make payments or to otherwise compensate these third parties which could have an adverse effect on the Company’s financial condition or results of operations or cash flows.

Note 9

TAXES ON INCOME

     The provision for (benefit from) income taxes consists of the following:

Years Ended December 31,		2001	2000	1999

Federal	Current	$(20,365)	$120,817	$21,542
	Deferred	(66,024)	(12,866)	(1,770)
State	Current	—	11,527	2,927
	Deferred	(20,699)	(1,604)	(1,989)
Foreign	Current	1,655	23,145	7,250
	Deferred	(7,612)	8,591	18,414

Total Income Tax		$(113,045)	$149,610	$46,374

     The tax provision for 1999 excludes tax benefit relating to preproduction start-up costs which has been presented under the caption “Cumulative effect of accounting change, net of tax” in the Consolidated Statements of operations.

December 31,	2001	2000

Deferred income tax assets
Fixed assets	$121,184	$3,431
Allowance for accounts receivable	7,101	6,772
Deferred income on shipments to distributors	7,161	8,157
Inventory valuation	1,625	—
Net operating loss	34,866	30,357
Start-up costs	6,616	9,091
Research and development and other tax credits	22,799	13,285
Other accruals	7,957	8,480
Other	6,324	218

Total deferred income tax assets	215,633	79,791
Less valuation allowance	(65,700)	(9,971)

Net deferred income tax assets	149,933	69,820

Deferred income tax liabilities
State taxes	(12,997)	(3,521)
Deferred grant and other income	(1,783)	(24,856)
Unrealized foreign exchange loss	(5,129)	(5,754)

Total deferred tax liabilities	(19,909)	(34,131)

Total net deferred income tax assets	$130,024	$35,689

     For the year ended December 31, 2001, the valuation allowance was increased to $65,700. The change in the valuation allowance during 2001 relates primarily to reserves recorded against deferred tax assets in foreign operations where the tax benefit of such assets is not assured.

     The company’s effective tax rate differs from the United States federal statutory income tax rate as follows:

Years Ended December 31,	2001	2000	1999

United States federal statutory income tax rate	(35.00)%	35.00%	35.00%
Foreign operations	5.84	1.44	2.66
State taxes, net of federal income tax benefit	(2.53)	0.22	0.49
Change in valuation allowance	10.49	0.00	0.00
Other, net	(0.10)	(0.66)	(2.15)

Effective tax rate (benefit)	(21.30)%	36.00%	36.00%

     No United States taxes are provided on earnings of non-United States subsidiaries to the extent that such earnings are deemed to be permanently invested. Income before income taxes included (loss) income from foreign subsidiaries of ($273,195), $193,352 and $98,874 and in 2001, 2000 and 1999.

     The Company has a net operating loss carryforward from foreign operations of approximately $54,000. There is no expiration on the use of the majority of these losses. The Company also has state net operating losses of approximately $74,000. These losses expire in different periods from 2006 through 2021.

     The Company’s United States income tax returns for the years 1994 through 1999 are presently under examination by the Internal Revenue Service (IRS). Management believes that adequate amounts of tax and related interest and penalties, if any, have been provided for any adjustments that may result for the years under examination.

Note 10

EMPLOYEE OPTION AND STOCK PURCHASE PLANS

     Atmel has two stock option plans-the 1986 Incentive Stock Option Plan (1986 Plan) and the 1996 Stock Option Plan (1996 Plan). The 1986 Plan expired in April 1996. The 1996 Plan, which has reserved 36 million shares of Common Stock for issuance thereunder, was approved by the stockholders on April 26, 1996. Under Atmel’s 1996 Plan, Atmel may issue common stock directly or grant options to purchase common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

     Activity under Atmel’s 1986 Plan and 1996 Plan is set forth below:

		Outstanding Options

					Weighted
			Exercise	Aggregate	Average
	Available	Number of	Price	Exercise	Ex. Price
	For Grant	Options	Per Share	Price	Per Share

Balances, December 31, 1998	3,124	22,186	$0.19 - 9.22	$49,117	$2.25
Options Authorized	20,000
Options Granted	(4,052)	4,052	3.67 - 12.47	28,212	6.47
Options Cancelled	666	(666)	1.85 - 9.05	(2,132)	3.20
Options Expired	(42)
Options Exercised		(2,690)	0.19 - 9.22	(6,151)	2.28

Balances, December 31, 1999	19,696	22,882	0.19 - 12.47	69,046	2.99
Options Granted	(4,655)	4,655	12.13 - 24.44	71,766	16.24
Options Cancelled	732	(732)	1.84 - 24.44	(5,386)	7.33
Options Expired	(160)
Options Exercised		(4,279)	0.19 - 17.13	(9,280)	2.24

Balances, December 31, 2000	15,613	22,526	0.53 - 24.44	126,146	5.61
Options Granted	(1,856)	1,856	7.12 - 14.94	19,199	10.34
Options Cancelled	844	(844)	1.84 - 24.44	(10,020)	11.87
Options Expired	—
Options Exercised		(2,534)	0.53 - 12.47	(4,718)	1.86

Balances, December 31, 2001	14,601	21,004	$0.53 - 24.44	130,607	$6.22

     The number of shares exercisable under Atmel’s stock option plans at December 31, 2001, 2000 and 1999 were 14,454, 13,375 and 13,654.

     The following table summarizes the stock options outstanding at December 31, 2001:

		Options Outstanding			Options Exercisable

			Weighted-	Weighted-		Weighted-
	Range of		Average	Exercise		Average
	Exercise	Number	Remaining	Average	Number	Exercise
	Prices	Outstanding	Contractual Life	Price	Exercisable	Price

	$0.54-1.06	1,069	1.0 years	$0.88	1,069	$0.88
	1.13-1.98	9,146	5.0	1.98	8,511	1.98
	2.03-7.83	5,521	6.2	5.59	3,521	4.98
	7.99-11.50	932	9.0	9.51	184	9.75
	12.13-13.77	1,668	8.8	12.39	293	12.47
	14.75-18.13	1,860	8.4	16.68	633	17.02
	19.00-24.44	808	8.4	20.32	242	20.37

Total	$0.54-24.44	21,004	6.1	$6.12	14,453	$3.90

     Under the 1991 Employee Stock Purchase Plan (ESPP), qualified employees are entitled to purchase shares of Atmel’s common stock at 85 percent of the fair market value at certain specified dates. Grants under the ESPP were 1,052 shares of common stock in 2001, 925 in 2000 and 2,702 in 1999 at an average price of $10.14, $9.68 and $2.33, respectively. Of the 22 million shares authorized for issuance under this plan, 5.6 million shares were available for issuance at December 31, 2001.

     Atmel has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation. Accordingly, no compensation cost has been recognized for the 1986 Plan or 1996 Plan or for grants made under the ESPP. If the compensation cost for the 1986 Plan, the 1996 Plan and the ESPP had been determined based on the fair value at the grant date for options granted in 2001, 2000 and 1999 consistent with the provisions of SFAS 123, Atmel’s net (loss) income and net (loss) income per share for 2001, 2000 and 1999 would have been adjusted to the pro forma amounts indicated below:

		2000

	2001	Basic	Diluted	1999

Net (loss) income — as reported	$(418,348)	$265,976	$272,769	$53,379
Net (loss) income — pro forma	$(436,061)	$251,258	$258,051	$44,852
Basic net (loss) income per share- as reported	$(0.90)	$0.59	—	$0.14
Basic net (loss) income per share — pro forma	$(0.94)	$0.56	—	$0.11
Diluted net (loss) income per share — as reported	$(0.90)	—	$0.55	$0.13
Diluted net (loss) income per share — pro forma	$(0.94)	—	$0.52	$0.11

     The fair value of each option grant for both 1986 Plan and 1996 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2000	1999

Risk-free interest	3.58%	6.3%	5.4%
Expected life after vesting (years)	0.99 - 1.35	0.72 - 1.31	0.69 - 1.22
Expected volatility	80%	88%	60%
Expected dividend	$0	$0	$0

     The weighted average fair values of options granted during 2001, 2000 and 1999 were $6.33, $10.36 and $2.96 per share. The weighted average expected life was calculated based on the period from the vesting date to the exercise date and the exercise behavior of the employees.

     The fair value of each grant under the ESPP is estimated on the date at the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but with expected lives of 0.5 year. The weighted average fair values of ESPP grants during 2001, 2000 and 1999 were $4.26, $5.11 and $0.99 per share.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

     The effects of applying SFAS 123 on the pro forma disclosures for the years ended December 31, 2001, 2000 and 1999 are not likely to be representative of the effects on pro forma disclosures in future years.

Note 11

RETIREMENT PLAN

     Atmel maintains a 401(k) Tax Deferred Savings Plan for the benefit of qualified employees who are primarily U.S. based. Atmel matches each eligible employee’s contribution with up to a maximum of five hundred dollars. The matching contribution made by Atmel was $1,026, $1,108, and $871 for 2001, 2000 and 1999.

Note 12

OPERATING SEGMENTS

     Atmel designs, develops, manufactures and sells a wide range of semiconductor integrated circuit products. To better focus its resources, Atmel reorganized its product families into four business units during the fourth quarter 2001, each of which is a reportable segment. The segments represent management’s view of the company’s businesses and how it evaluates the progress of its major components. In addition, each segment comprises product families with similar requirements for design, development and marketing.

     Atmel has four reportable segments:

ASIC: designs, develops and markets semicustom gate arrays, cell-based integrated circuits, full custom application-specific integrated circuits and smart cards to meet specialized customer requirements for high performance devices in a broad variety of customer-specific applications. In addition, this segment produces field programmable gate arrays, programmable logic devices, imaging sensors and data acquisition circuits for sale to customers who use them in products for telecommunications, computers, networking, image processing, industrial and military applications, and avionics.

Microcontrollers: designs, develops and markets a variety of standard microcontrollers and microcontrollers containing embedded nonvolatile memory.

Nonvolatile Memory: designs, develops and markets erasable programmable read-only memories, electrically erasable programmable read-only memories, and Flash memories for a marketplace characterized by standardized products and commodity pricing.

RF and Automotive: designs, develops and markets radio frequency and analog circuits for the telecommunications, automotive and industrial markets.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Atmel evaluates performance based on income or loss from operations before interest, nonrecurring gains and losses, foreign exchange gains and losses and income taxes.

     Atmel’s wafer manufacturing facilities fabricate integrated circuits for all business units as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product standard costs. Because operating segments are defined by the products they design and sell, they do not make sales to each other. Atmel does not report assets, or track expenditures on long-lived assets by operating segment.

Information about segments:

		Micro-	Nonvolatile	RF and
	ASIC	controllers	Memories	Automotive	Total

Year ended December 31, 1999
Net revenue from external customers	$228,517	$160,340	$618,555	$322,749	$1,330,161
Segment operating income	23,817	19,092	42,444	57,625	142,978
Year ended December 31, 2000
Net revenue from external customers	$329,127	$220,384	$1,050,869	$412,292	$2,012,672
Segment operating income	16,902	61,408	271,848	94,514	444,672
Year ended December 31, 2001
Net revenue from external customers	$332,624	260,636	615,056	263,952	$1,472,268
Segment operating (loss) income	(43,490)	26,065	25,118	26,171	33,864

Reconciliations of segment information to financial statements:

	2001	2000	1999

Total income for reportable segments	$33,864	$444,672	$142,978
Unallocated amounts:
Start up costs	(69,458)	(29,045)	—
Restructuring charges	(481,296)	—	—

Operating Income (loss)	$(516,890)	$415,627	$142,978

Geographic sources of revenues and locations of long-lived assets:

	2001		2000		1999

		Long-lived		Long-lived		Long-lived
	Revenues	assets	Revenues	assets	Revenues	assets

United States	$358,713	$842,729	$652,827	$1,046,779	$457,450	$533,921
Germany	132,069	49,956	187,676	46,705	142,081	41,847
France	133,359	445,242	84,059	690,030	70,991	358,802
UK	82,868	307,043	86,359	140,173	44,697	—
Japan	151,471	—	144,857	—	100,141	—
Rest of Asia	400,796	632	531,062	—	352,568	—
Rest of Europe	148,579	5,873	204,255	—	151,690	—
Rest of World	64,413	—	121,577	4,130	10,543	3,992

Total	$1,472,268	$1,651,475	$2,012,672	$1,927,817	$1,330,161	$938,562

     Revenues are attributed to countries based on delivery locations.

     One customer accounted for $97,960, $231,922 and $160,472 of revenues in 2001, 2000, and 1999.

Note 13

STOCKHOLDER RIGHTS PLAN

     In September 1998, the Board of Directors approved a stockholder rights plan, and in October, 1999 the Board of Directors approved an amended and restated rights plan, under which stockholders of record on September 16, 1998 received rights to purchase (“Rights”) one-thousandth of a share of Atmel’s Series A preferred stock for each outstanding share of Atmel’s common stock. The Rights are exercisable at an exercise price of $50, subject to adjustment. The Rights will separate from the common stock and Rights certificates will be issued and the Rights will become exercisable upon the earlier of: (1) fifteen (15) days (or such later date as may be determined by a majority of the Board of Directors) following a public announcement that a person or group of affiliated associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of Atmel’s outstanding common stock, or (2) fifteen (15) business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20 percent or more of the outstanding common stock of Atmel. The Rights expire on the earlier of (1) October 15, 2009, (2) redemption or exchange of the Rights, or (3) consummation of a merger, consolidation or assets sale resulting in expiration of the Rights.

Note 14

RESTRUCTURING CHARGES

     During the Company’s third quarter 2001 a restructuring plan was announced that included plans for the consolidation of manufacturing operations in both the United States and Europe and a projected 2,500 person workforce reduction. The restructuring charges included a $462,769 asset impairment charge and an $18,527 charge related to reductions of force in Europe.

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

     Charges of $2,824 related to the US reduction in force of approximately 400 employees were expensed as cost of revenues upon finalization of detailed plans and communications to employees, which were generally in the periods in which the employees were terminated. The European reduction in force charges are based on legal requirements and are expected to be paid over the next 9 months. At December 31, 2001 approximately $1,000 of the European reduction in force costs had been paid and the remaining $17,527 were included in accrued liabilities.

Note 15

NET (LOSS) INCOME PER SHARE

     Basic net (loss) income per share is computed by dividing (loss) income available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net (loss) income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, warrants and convertible securities for all periods.

     A reconciliation of the numerator and denominator of basic and diluted net (loss) income per share is provided as follows:

Years Ended December 31,	2001	2000	1999

Basic net (loss) income (numerator)	$(418,348)	$265,976	$53,379
Interest on convertible bond	—	6,793	—

Diluted net (loss) income (numerator)	$(418,348)	$272,769	$53,379

Shares used in basic net (loss) income per share calculations (denominator)	464,575	451,798	401,566
Dilutive effect of stock options	—	14,118	13,078
Convertible bond	—	7,043	—
Zero coupon bond	—	19,030	—

Shares used in diluted net (loss) income per share calculations (denominator)	464,575	491,989	414,644

Basic net (loss) income per share	$(0.90)	$0.59	$0.14
Diluted net (loss) income per share	$(0.90)	$0.55	$0.13

     The number of common stock equivalents from exercise of stock options and convertible debt that have not been included in the calculation of diluted net (loss) income per share because they were anti-dilutive were 36,170 in 2001, 658 in 2000 and 23,950 in 1999.

Report of Independent Accountants

To the Board of Directors and
Stockholders of Atmel Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Atmel Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Atmel’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
San Jose, California

January 24, 2002, except for Note 6, which is as of March 18, 2002

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors
of Atmel Corporation

Our audits of the consolidated financial statements of Atmel Corporation and subsidiaries referred to in our report dated January 24, 2002, except for Note 6, which is as of March 18, 2002, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
San Jose, California

January 24, 2002

Schedule II

ATMEL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the fiscal years ended December 31, 2001, 2000, and 1999
(In thousands)

	Balance at			Balance
	Beginning	Charged	Deductions -	at End of
Description	of Period	to Expenses	Writeoffs	Period

Allowance for doubtful accounts receivable:
Fiscal year ended 1999	$34,610	$5,150	$(18,990)	$20,770
Fiscal year ended 2000	20,770	4,218	(5,301)	19,687
Fiscal year ended 2001	19,687	5,502	(5,000)	20,189

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1 (7)	Certificate of Incorporation of Registrant, as amended to date.

3.2 (9)	Bylaws of Registrant, as amended.

3.3 (7)	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock (included in Exhibit 4.1)

4.1 (7)	Amended and restated Preferred Shares Rights Agreement dated as of October 18, 1999, between Atmel Corporation and BankBoston, N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights.

10.1 (1)+	1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements thereunder.

10.2 (1)+	1991 Employee Stock Purchase Plan, as amended.

10.3 (7)	Form of Indemnification Agreement between Registrant and its officers and directors.

10.4 (2)	Consulting Agreement by and between Norman Hall and Registrant dated March 1, 1990.

10.5 (3)	1996 Stock Plan, as amended and forms of agreements thereunder.

10.6 (5)	Indenture, dated as of April 21, 1998, by and between the Company and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture)

10.7 (5)	Registration Rights Agreement dated as of April 21, 1998, by and between the Company and Morgan Stanley & Co. Incorporated.

10.8 (9)	Indenture, dated as of May 23, 2001, by and between the Company and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture)

10.9 (9)	Registration Rights Agreement dated as of May 23, 2001, by and among the Company and Morgan Stanley & Co. Incorporated, Credit Lyonnais Securities (USA) Inc. and Needham & Company, Inc.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Accountants.

24.1	Power of Attorney (included on the signature pages hereof)

(1)	Incorporated by reference to exhibits to Atmel’s Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991.

(2)	Incorporated by reference to exhibits to Atmel’s Annual Report on Form 10-K for the year ended December 31, 1992.

(3)	Incorporated by reference to exhibits to Atmel’s Registration Statement on Form S-8 (File No. 333-15823) filed on November 8, 1996.

(4)	Incorporated by reference to exhibits to Atmel’s Report on Form 8-K (File No. 000-19032) filed on June 4, 1997.

(5)	Incorporated by reference to exhibits to Atmel’s Registration Statement on Form S-3, as amended (File No. 333-59261), filed on July 16, 1998.

(6)	Incorporated by reference to exhibits to Atmel’s Registration Statement on Form 8-A/12G/A (No.000-19032) filed on December 6, 1999.

(7)	Incorporated by reference to exhibits to Atmel’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference to exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(9)	Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-3, as amended (File No. 333-63996) filed on June 27, 2001.

+	The item listed is a compensatory plan.