Form 10-Q
period 2002-03-31
ATMEL CORP
filed 2002-05-14
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File Number 0-19032

ATMEL CORPORATION

(Registrant)

Delaware (State or other jurisdiction of incorporation or organization)	77-0051991 (I.R.S. Employer Identification Number)

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

Yes [X]     No [   ]

On May 8, 2002, Registrant had outstanding 467,571,330 shares of Common Stock.

ATMEL CORPORATION

FORM 10-Q

QUARTER ENDED MARCH 31, 2002

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Atmel Corporation

Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2002	December 31, 2001

	(unaudited)
Current assets
Cash and cash equivalents	$270,300	$333,131
Short term investments	216,121	259,877
Accounts receivable	192,392	186,558
Inventories	299,679	301,591
Other current assets	67,647	107,966

Total current assets	1,046,139	1,189,123
Fixed assets, net	1,595,203	1,651,475
Other assets	181,005	183,599

Total assets	$2,822,347	$3,024,197

Current liabilities
Current portion of long-term debt	$166,826	$255,742
Trade accounts payable	107,827	147,315
Accrued liabilities and other	304,969	307,400
Deferred income on shipments to distributors	21,701	24,296

Total current liabilities	601,323	734,753
Long-term debt less current portion	334,861	347,294
Convertible notes	350,262	345,918
Other long-term liabilities	109,353	109,705

Total liabilities	1,395,799	1,537,670

Stockholders’ equity
Common stock	469	466
Additional paid in capital	1,251,310	1,245,399
Accumulated other comprehensive loss	(83,998)	(62,438)
Retained earnings	258,767	303,100

Total stockholders’ equity	1,426,548	1,486,527

Total liabilities and stockholders’ equity	$2,822,347	$3,024,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31

	2002	2001

Net revenues	$275,773	$525,944
Expenses
Cost of revenues	223,469	314,750
Research and development	63,174	69,195
Selling, general and administrative	30,305	55,149

Total operating expenses	316,948	439,094

Operating (loss) income	(41,175)	86,850
Interest and other expenses, net	(8,084)	672

(Loss) income before taxes	(49,259)	87,522
Income tax benefit (provision)	4,926	(31,508)

Net (loss) income	$(44,333)	$56,014

Basic net (loss) income per share	$(0.09)	$0.12
Diluted net (loss) income per share	$(0.09)	$0.12
Shares used in basic net (loss) income per share calculations	466,782	463,400

Shares used in diluted net (loss) income per share calculations	466,782	494,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31

	2002	2001

Cash from operating activities
Net (loss) income	$(44,333)	$56,014
Items not requiring or generating cash:
Depreciation and amortization	56,695	72,353
(Gain) loss on sales of fixed assets	363	(1,086)
Provision for doubtful accounts receivable	(244)	1,160
Accrued interest on zero coupon convertible debt	4,344	1,763
Other	2,232	(162)
Changes in operating assets and liabilities
Accounts receivable	(6,968)	34,025
Inventories	941	(15,944)
Other assets	37,607	(23,208)
Trade accounts payable and other accrued liabilities	2,807	(21,597)
Federal, state, local and foreign taxes	(4,116)	17,494
Deferred income on shipments to distributors	(2,570)	2,305

Net cash provided by operating activities	46,758	123,117

Cash from investing activities
Acquisition of fixed assets	(48,729)	(332,719)
Sales of fixed assets	88	1,180
Purchase of investments	(19,748)	(49,114)
Sale or maturity of investments	61,456	236,839

Net cash used by investing activities	(6,933)	(143,814)

Cash from financing activities
Proceeds from capital leases and notes	5,233	40,474
Principal payments on capital leases and notes	(112,187)	(61,767)
Issuance of common stock	5,914	7,795

Net cash used by financing activities	(101,040)	(13,498)

Effect of foreign currency translation adjustment	(1,616)	8,346

Net (decrease) increase in cash	(62,831)	(25,849)
Cash and cash equivalents at beginning of period	333,131	448,281

Cash and cash equivalents at end of period	$270,300	$422,432

Supplemental cash flow disclosures
Interest paid	$8,631	$3,726
Income taxes paid (refunded)	$(28,469)	$14,369
Fixed asset purchases in accounts payable	$37,869	$318,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31

	2002	2001

Net (loss) income	$(44,333)	$56,014
Other comprehensive (loss) income:
Foreign currency translation adjustments	(19,712)	(23,396)
Unrealized (loss) gain on securities	(1,848)	2,976

Other comprehensive (loss) income	(21,560)	(20,420)

Comprehensive (loss) income	$(65,893)	$35,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements
March 31, 2002
(In thousands, except per share data)
(Unaudited)

1. Basis of Presentation and Accounting Policies

     These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to fairly state, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of March 31, 2002, and the results of operations, comprehensive income and cash flows for the three month periods ended March 31, 2002 and 2001. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report to Shareholders filed on Form 10-K for the year ended December 31, 2001. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Prior year amounts have been reclassified to conform with current presentation.

2. Inventories

     Inventories are stated at the lower of cost (first-in, first-out for raw materials and purchased parts; and average cost for work in progress) or market, and comprise the following:

(In thousands)	March 31, 2002	December 31, 2001

Raw materials and purchased parts	$19,131	$19,692
Finished goods	88,510	93,873
Work in progress	192,038	188,026

Total	$299,679	$301,591

3. Short term investments

     Short term investments at March 31, 2002 and December 31, 2001 comprise debt securities consisting primarily of US government and municipal agency securities, US and foreign corporate debt securities, commercial paper, and guaranteed variable annuities.,

     All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders’ equity.

4. Net (Loss) Income Per share

     A reconciliation of the numerator and denominator of basic and diluted net income per share is provided in the following table.

	Three Months Ended
	March 31

(In thousands, except per share data)	2002	2001

Basic net (loss) income [numerator]	$(44,333)	$56,014
Interest saved on convertible bonds, net of taxes	—	1,159

Diluted net (loss) income [numerator]	$(44,333)	$57,173

Shares used in basic net income per share calculations [denominator]:
Weighted average shares of common stock outstanding (basic)	466,782	463,400
Dilutive effect of stock options	—	11,583
Dilutive effect of convertible bonds	—	19,030

Shares used in diluted net income per share calculations [denominator]:
Weighted average shares of common stock outstanding (diluted)	466,782	494,013

Basic net (loss) income per share	$(0.09)	$0.12

Diluted net (loss) income per share	$(0.09)	$0.12

     For the three months ended March 31, 2002, 50,664 shares of common stock relating to outstanding options and convertible bonds were excluded from the computation of diluted net loss per share because they were anti-dilutive

5. Segment Reporting

     We have four reportable segments: Application Specific Integrated Circuits (ASIC), Microcontrollers, Nonvolatile Memories (NVM) and RF and Automotive. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits.

Information about segments (in thousands):

		Micro-		RF and
	ASIC	controller	NVM	Automotive	Total

Three Months ended March 31, 2002
Net revenues	$85,524	$54,343	$84,023	$51,883	$275,773
Segment operating income (loss)	(4,758)	6,937	(25,550)	267	(23,104)
Three Months ended March 31, 2001
Net revenues	$107,135	$82,027	$248,748	$88,034	$525,944
Segment operating income (loss)	(2,650)	22,852	61,743	22,721	104,666

     Reconciliations of segment information to financial statements (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Total (loss) income for reportable segments	$(23,104)	$104,666
Unallocated amounts:
Start up expenses	(18,071)	(17,816)

Consolidated operating (loss) income before interest and taxes	$(41,175)	$86,850

     Certain costs which are not specifically identifiable to segments such as start up costs associated with new wafer manufacturing facilities are reported as unallocated amounts. However, all segments benefit from these corporate activities and if allocation of these costs were feasible, segment results would be correspondingly reduced.

6. Restructuring Charges

     During the Company’s third quarter 2001 a restructuring plan was announced that included the consolidation of manufacturing operations in both the United States and Europe and a projected 2500 person work force reduction. The restructuring charges included an $18,527 charge related to reductions of force in Europe.

     The charges related to the US reduction in force have been and are being expensed upon finalization of detailed plans and communications to employees, which has generally been in the periods in which the employees have been terminated. The European reduction in force charges are based on legal requirements and are expected to be paid over the next 12 months. At March 31, 2002, approximately 144 employees have been terminated and $6,800 of the European reduction in force costs have been paid.

7. Recent Pronouncements

SFAS 141 and SFAS 142

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. We adopted SFAS 142 on

January 1, 2002, the beginning of fiscal 2002. The implementation of these standards did not have a material impact on the Company’s results of operations. Goodwill amortization during 2001 was $2,747 and at March 31, 2002 the balance of goodwill was $2,195.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2001.

FORWARD LOOKING STATEMENTS

     Investors are cautioned that certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “views,” and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections about our business and the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to risk factors identified in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section entitled “Trends, Uncertainties and Risks” on page 15, and similar discussions in our other filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K. The Company undertakes no obligation to update any forward looking statements in this Form 10-Q.

OVERVIEW

     Beginning late in the fourth quarter 2000 the global semiconductor industry began to experience a downturn that has continued through the first quarter 2002. Our net revenues of $276 million for the first quarter 2002 decreased $250 million, or 48% from the comparable period of 2001. Our first quarter 2002 revenues declined by $9 million, or 3% from our fourth quarter 2001 revenues. These decreases in revenues are primarily due to a decline in customer end-demand for semiconductor products, particularly in the Flash market and an overall decrease in average selling prices.

     The large decline in revenue from first quarter 2001 to first quarter 2002 adversely impacted our profitability in first quarter 2002 because a significant portion of our costs are fixed. A combination of lower average selling prices and lower unit shipments in first quarter 2002 made it difficult to achieve the economies of high volume production that we enjoyed in the first quarter 2001.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated our Condensed Consolidated Statements of Operations expressed as percentages of net revenues:

	Three Months Ended
	March 31,

	2002	2001

Net revenues	100%	100%
Expenses
Cost of sales	81	60
Research and Development	23	13
Selling, general and administrative	11	10

Total expenses	115	83

Operating (loss) income	(15)	17
Interest and other income (expenses), net	(3)	—

(Loss) income before taxes	(18)	17
Income tax benefit (provision)	2	(6)

Net (loss) income	(16)%	11%

Net Revenues — By Segment

     Atmel reorganized its structure during the fourth quarter 2001 to better manage future growth and increase related results. Atmel’s operating segments now comprise: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) commodity oriented nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive). As a result, operating segments have changed from prior quarters and the prior year comparative quarter has been restated to reflect the new organization.

     Revenues in every segment decreased in the first quarter 2002 compared to the same quarter last year. The largest decrease was in the Nonvolatile Memory segment.

     The Company’s net revenues by segment are summarized as follows (in thousands):

	Three Months Ended
	March 31,

Segment	2002	2001	Decrease

ASIC	$85,524	$107,135	$(21,611)
Microcontrollers	54,343	82,027	(27,684)
Nonvolatile Memory	84,023	248,748	(164,725)
RF and Automotive	51,883	88,034	(36,151)

Total	$275,773	$525,944	$(250,171)

     ASIC

     ASIC revenues decreased by $22 million in the first quarter 2002 over the same period in 2001 principally due to lower unit shipments.

     ASIC revenues increased by $13 million in the first quarter 2002 compared to the fourth quarter 2001 primarily due to higher unit shipments.

     Microcontroller

     Microcontroller revenues decreased $28 million in the first quarter 2002 compared to the same quarter in 2001 because of lower average selling prices and lower unit shipments.

     Revenues were approximately the same in the first quarter 2002 compared to the fourth quarter 2001. Average selling prices declined from the fourth quarter 2001 to the first quarter 2002, but the decline was offset by higher unit shipments.

     Nonvolatile Memory

     Nonvolatile Memory revenues decreased $165 million in the first quarter 2002 compared to the same period in 2001, primarily as a result of lower average selling prices.

     Revenues also decreased $21 million in the first quarter 2002 compared to the fourth quarter 2001 due to lower average selling prices, offset by higher unit shipments.

     Because Nonvolatile Memory products are commodity oriented, they are subject to greater declines in average selling prices than other product areas within our company.

     RF and Automotive

     RF and Automotive revenues decreased $36 million in the first quarter 2002 compared to the same period in 2001 as a result of lower unit volumes and lower average selling prices.

     Revenues remained approximately the same in the first quarter 2002 compared to the fourth quarter 2001 as the result of comparable unit shipments and average selling prices.

Net Revenues — By Geographic Area

     The Company’s net revenues by geographic areas are summarized as follows (in thousands):

	Three Months Ended
	March 31,

Region	2002	2001	Decrease

North America	$58,973	$146,301	$(87,328)
Europe	96,786	180,242	(83,456)
Asia	111,982	180,058	(68,076)
Other	8,032	19,343	(11,311)

Total	$275,773	$525,944	$(250,171)

     Sales in all regions declined in the first quarter 2002 compared to the same period in 2001.

     Revenues from North America in the first quarter 2002 declined $87 million or 60% from the same period in 2001. First quarter 2002 revenues declined $12 million or 17% from the fourth quarter 2001.

     Revenues from Europe decreased $83 million or 46% in the first quarter 2002 compared to the same period in 2001. First quarter 2002 revenues declined $3 million or 3% from the fourth quarter 2001.

     Revenues from Asia decreased $68 million or 38% in the first quarter 2002 compared to the same period in 2001. First quarter 2002 revenues increased $9 million or 9% from the fourth quarter 2001.

     In the first quarter 2002, approximately 22% of sales were denominated in foreign currencies, which compares to 20% in the same period in 2001 and 21% in the fourth quarter 2001. Had exchange rates in the first quarter 2002 remained the same as in the first quarter 2001 our reported revenues would have been approximately $4 million higher.

Cost of Revenues and Gross Margin

     Our cost of revenues as a percentage of net revenues increased to 81% in the first quarter 2002, compared to 60% in the first quarter 2001. Gross margin was 19% for the first quarter 2002, compared to 40% in the first quarter 2001. The decline was caused by lower average selling prices and lower unit sales volumes over which to spread fixed manufacturing costs.

     Our cost of revenues and gross margins in the first quarter 2002 at 81% and 19%, respectively, remained the same as in the fourth quarter 2001.

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

Research and Development

     As a percentage of net revenues, research and development cost increased to 23% in the first quarter 2002 from 13% in the first quarter 2001. However, in absolute dollar terms our expenditures for R&D declined to $63 million in the first quarter 2002 from $69 million in the first quarter 2001. The decrease in R&D expenditures is primarily the result of our cost control efforts during the second half 2001 and the first quarter 2002.

     First quarter 2001 research and development costs declined $1 million from the fourth quarter 2001 but remained at 23% of net revenues.

     We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve and we are committed to appropriate levels of expenditures for research and development.

Selling, General and Administrative (SG&A)

     SG&A expenses decreased $25 million in the first quarter 2002 compared to the same quarter in 2001 and were 11% and 10% of net revenues, respectively.

     SG&A expenses decreased $4 million in the first quarter 2002 compared to the fourth quarter 2001 and were 11% and 12% of net revenues, respectively.

     Both decreases were primarily due to declines in selling commissions related to lower sales and cost reductions due to reduced general and administrative activities.

Interest and Other Expenses

     We reported $8 million of net interest and other expenses for the first quarter 2002 compared to $1 million net interest income for the same quarter in 2001. The increase in net interest and other expenses is primarily due to lower interest income from lower invested balances and lower interest rates.

     Net interest and other expenses increased to $8 million in the first quarter 2002 from $3 million in the fourth quarter 2001 primarily because we recognized $5 million less foreign exchange gains in the first quarter 2002 than in the fourth quarter 2001.

Income Tax Provision

     We recorded a tax benefit on our loss before taxes for the three months ended March 31, 2002 at a rate of 10%. The tax benefit rate is impacted by foreign net operating losses and other deferred tax assets, the tax benefit of which is not assured. Consequently, we have not recorded the full tax benefit of these deferred tax assets.

     In the quarter ended March 31, 2001, we recorded income tax expense at an effective tax rate of 36% on pretax profit of $88 million. For the year ended December 31, 2001, we recorded the tax benefit at an annual effective tax rate of 21% on an overall pretax loss of $531 million.

Net Income

     We reported a net loss of $44 million for the first quarter 2002 compared to net income of $56 million in the same quarter 2001. The net loss is primarily due to the significant decline in our net revenues while significant fixed costs such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities have remained stable. We were unable to reduce such costs as quickly as net revenues declined.

     Our net loss of $44 million in the first quarter 2002 is $12 million greater than our net loss of $32 million in the fourth quarter 2001. The decline is primarily due to recognition of a lower income tax benefit in the first quarter 2002, a difference of $11 million.

Liquidity and Capital Resources

     At March 31, 2002 we had $270 million of cash and cash equivalents, compared to $333 million at December 31, 2001. Total current assets exceeded total current liabilities by 1.7 times, compared to 1.6 times at December 31, 2001. Short term investments decreased from $260 million to $216 million over the same period as funds have been used to help reduce trade accounts payable to $108 million at March 31, 2002 from $147 million at December 31, 2001. Our working capital decreased by $10 million during the first quarter 2002 to $445 million.

     The Company’s accounts receivable increased 3% to $192 million at March 31, 2002 from $187 million at December 31, 2001. The average days of accounts receivable outstanding was 64 days at the end of the first quarter 2002 compared to 60 days at December 31, 2001. We monitor collection risks and provide an adequate allowance for doubtful accounts related to these risks. While there can be no guarantee of collecting these receivables, we believe that substantially all net receivables will be collected given customers’ current credit ratings.

     Inventories declined by $2 million to $300 million at March 31, 2002 from $302 million at December 31, 2001. Days sales in inventory were 122 days at the end of the first quarter 2002 compared to 119 days at December 31, 2001. Shipments slowed faster than we were able to reduce production rates and fixed manufacturing costs during 2001 and the first quarter 2002. We are continuing to take measures to reduce manufacturing costs in line with reduced demand, but the fixed nature of many manufacturing costs limits our ability to respond as quickly as demand for our products changes.

     We have $70 million of debt obligations that require compliance with certain financial covenants and additionally approximately $50 million of debt obligations with cross default provisions. Approximately $74 million of other debt that also required compliance with certain financial covenants was repaid in the first quarter 2002. With the economic downturn, we were required to renegotiate and amend certain of these covenants with the lenders as of December 31, 2002. We were in compliance with our covenants at March 31, 2002. If we need to renegotiate any of these covenants in the future, and the lenders refuse and we are unable to comply with the covenants, then we may immediately be required to repay the loans concerned. In the event we are required to repay these loans ahead of their due dates, we believe we have the resources to make such repayments.

Cash Flow

From Operating Activities: During the three months ended March 31, 2002, net cash provided by operating activities was $47 million, compared to $123 million in the same period of 2001, a decrease of $76 million, or 62%. The decrease in cash provided by operating activities is primarily due to a net loss compared to net income in the same period of 2001. Depreciation and amortization, a cost not requiring cash, declined $16 million compared to the same period of 2001 as a result of an asset impairment charge recorded in the third quarter 2001, offset by additional depreciation on new assets. Our net cash provided from operating activities was favorably impacted by a decrease in other assets arising from cash receipts on various receivables at December 31, 2001, primarily VAT receivables in Europe.

Used in Investing Activities: Cash used in investing activities was $7 million during the first quarter 2002, compared to $144 million during the comparable period of 2001, a decrease of $137 million. This decrease in cash used in investing activities was due to a decline in our cash expenditures for fixed assets in the first quarter 2002 compared to the same period in 2001.

From Financing Activities: Net cash used by financing activities totaled $101 million in the first quarter 2002 compared with $13 million in the same period last year. The principal reason for the increase in cash used by financing activities was our retirement of approximately $74 million of long term debt in the first quarter 2002, an event not duplicated in the first quarter 2001. Additionally, we obtained $5 million of debt financing in the first quarter 2002, whereas we borrowed $40 million in the first quarter 2001.

     Whenever possible, capacity improvements and expansions have been funded from our operating results. In 2001 and the first quarter 2002 gross margins came under pressure because we sold fewer units and generated less revenue while many costs we put in place during 2000 continued at their previous levels, harming our results.

     Cash flow from operations is a principal source of our liquidity and our funding for capacity expansion and it will decrease if our revenues decline, as occurred in 2001 and the first quarter 2002. Our ability to borrow funds on favorable terms is reduced when our operating cash flow declines. We believe that our existing balance of cash, cash equivalents and short term investments, together with cash flow from operations, equipment lease financing, and other short- and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements through 2002.

Trends, Uncertainties and Risks

     Keep these trends, uncertainties and risks in mind when you read “forward-looking” statements elsewhere in this Form 10-Q and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.

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

     Beginning late in the fourth quarter 2000, the semiconductor industry began to experience a downturn. Our business has been impacted by this recent downturn, with the effect that our net revenues of $1,472 million in 2001 declined by $541 million, or 27%, from $2,013 million in 2000. Our revenues of $276 million for the first quarter 2002 declined by $250 million from the first quarter of 2001 and by $9 million from the fourth quarter 2001. We cannot predict with any degree of certainty when business conditions will improve. If the current downturn continues our results of operations would be further harmed.

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

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS

     The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The industry is currently experiencing this type of downturn and experienced a similar downturn as recently as 1998. These downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. If the current downturn continues our results of operations would be further harmed. The commodity memory portion of the semiconductor industry, from which we derived 30% of our revenues in the first quarter of 2002, compared to 42% of our revenues in 2001, and 37% of our revenues in the fourth quarter 2001 suffered from excess capacity in 1998 and again in the second half of 2001 and first quarter of 2002, which led to substantial price reductions during those periods. While conditions improved after the 1998 downturn from the second quarter 1999 through the third quarter 2000, at present we cannot predict with any degree of certainty when the current downturn will improve.

     During the current downturn and in the past, our operating results have also been harmed by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity and declining gross margins. If the current downturn continues it may result in our having to recognize asset impairment charges additional to the $463 million charge that we took in 2001 or excess inventory or other charges. Our business may be harmed in the future not only by cyclical conditions in the semiconductor industry as a whole but also by slower growth in any of the markets served by our customer products.

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

     During periods of economic downturn within the semiconductor industry, such as the current downturn that began late in the fourth quarter 2000, we need to suspend or reduce our manufacturing capacity to a level that meets demand for our products in order to achieve and maintain profitability. Expensive manufacturing machinery must be underutilized or even sold off at significantly discounted prices, although we continue to be liable to make payments on the debt that financed its purchase. At the same time, employee and other manufacturing costs must be reduced.

     In 2001, our gross margin declined significantly as a result of the increase in fixed costs and operating expenses related to the expansion of capacity in 2000 and 2001 and lower unit sales over which to spread these costs. If the most recent downturn in the semiconductor industry continues into the second quarter of 2002 or worsens, our inability to reduce fixed costs, such as depreciation, and employee and other expenses necessary to maintain and operate our wafer manufacturing facilities would further harm our operating results.

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

     Expanding our wafer fabrication capacity involves significant risks, including shortages of materials and skilled labor, unavailability of semiconductor manufacturing and testing equipment, and requirements and approvals of governmental and judicial bodies. Any one of these risks could delay the building, equipping and production start-up of a new facility or the expansion of an existing facility, and could involve significant additional costs or reduce our anticipated revenues. In addition, the depreciation and other expenses that we incur in connection with the expansion of our manufacturing capacity may continue to reduce our gross margins in future periods.

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

     Whether demand for semiconductors is rising or falling, we are constantly required by competitive pressures in the industry to successfully implement new manufacturing technologies in order to reduce the geometries of our semiconductors and produce more integrated circuits per wafer. Currently we are working towards reducing the geometries of our semiconductors to 0.18 micron and 0.13 micron line widths.

     Within each manufacturing technology, fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We may experience problems in achieving acceptable yields in the manufacture of wafers, particularly when we expand our manufacturing capacity or during a transition in the manufacturing process technology that we use.

     We have previously experienced production delays and yield difficulties in connection with earlier expansions of our wafer fabrication capacity or transitions in manufacturing process technology. Production delays or difficulties in achieving acceptable yields at any of our fabrication facilities could materially and adversely affect our operating results. We may not be able to obtain the additional cash from operations or external financing necessary to fund the implementation of new manufacturing technologies.

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

     We are experiencing significant price competition in our nonvolatile memory business and especially for EPROM and Flash products. We expect continuing competitive pressures in our markets from existing competitors and new entrants, which, among other things, will likely maintain the recent trend of declining average selling prices for our products.

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

WE MUST KEEP PACE WITH TECHNOLOGICAL CHANGE AND INCREASING COMPLEXITY IN ORDER TO REMAIN COMPETITIVE.

     The average selling prices of our products historically have decreased over the products’ lives and are expected to continue to do so. As a result, our future success depends on our ability to develop and introduce new products which compete effectively on the basis of price and performance and which address customer requirements. We are continually in the process of designing and commercializing new and improved products to maintain our competitive position. These new products typically are more technologically complex than their predecessors, and thus have increased potential for delays in their introduction.

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

Grenoble in May 2000. International sales and operations are subject to a variety of risks, including:

•	greater difficulty in protecting intellectual property

•	greater difficulty in staffing and managing foreign operations

•	reduced flexibility and increased cost of staffing adjustments, particularly in France and Germany

•	greater risk of uncollectible accounts

•	longer collection cycles

•	potential unexpected changes in regulatory practices, including export license requirements, trade barriers, tariffs and tax laws

•	sales seasonality, and

•	general economic and political conditions in these foreign markets.

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

     As of March 31, 2002, our convertible notes and long term debt less current portion was $685 million compared to $693 million at December 31, 2001, and $669 million at December 31, 2000. An increase in our debt-to-equity ratio could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

     Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of approximately $818 million in 2001, compared to $961 million in 2000 and $172 million in 1999. We intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. Currently, we expect our 2002 capital expenditures to be approximately $175 million. We may seek additional equity or debt financing to fund further expansion of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

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

     We also have a preferred shares rights agreement with Equiserve Trust Company, N.A., as rights agent, dated as of September 4, 1996, amended and restated on October 18, 1999 and amended as of November 7, 2001, which gives our stockholders certain rights that would likely delay, defer or prevent a change of control of Atmel in a transaction not approved by our board of directors.

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

     Atmel has short term debt, long term debt and capital leases totaling $852 million at March 31, 2002. Approximately $667 million of these borrowings have fixed interest rates. Approximately $147 million of floating rate debt is based on Euro interest rates. We do not hedge this interest rate and could be negatively affected should this rate increase significantly. A hypothetical 100 basis point increase in this interest rate would have a $1 million adverse impact on income before taxes on Atmel’s Consolidated Statements of Operations for the remainder of 2002. While there can be no assurance that this rate will remain at current levels, we believe this rate will not increase significantly (defined as an increase of more than 100 basis points) and cause any harm to our operations and financial position.

Foreign Currency Risk

     When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenue, this would negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenue can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in yen were 3% of our revenue in the first quarter 2002, compared to 5% in all of 2001. Sales denominated in foreign currencies were 22% in the first quarter 2002, compared to 21% in all of 2001. We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are not a party to any legal proceedings that management believes could have a material adverse effect on our operating results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 5: OTHER INFORMATION

Stockholder Proposals Due for Our 2003 Annual Meeting

     Stockholder proposals intended to be presented at our 2003 annual meeting of stockholders must be received by our Vice President and General Counsel not later than November 21, 2002 in order to be included in our proxy statement and form of proxy relating to the 2003 annual meeting. (Our Address: 2325 Orchard Parkway; San Jose, CA 95131, Attn: Mike Ross, Vice President and General Counsel)

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A) None
(B) None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION (Registrant)

May 14, 2002	/s/ GEORGE PERLEGOS George Perlegos President, Chief Executive Officer (Principal Executive Officer)

May 14, 2002	/s/ DONALD COLVIN Donald Colvin Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)