Form 10-K/A
period 2001-12-31
ATMEL CORP
filed 2002-08-02
CIK 872448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's common stock held by non-affiliates on March 4, 2002 (based on the last reported price of the Common Stock on the Nasdaq Stock Market on such date) was approximately $3,518,296,771. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2002 Registrant had outstanding 466,980,175 shares of Common
Stock.

                                EXPLANATORY NOTE

         This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 18, 2002 ("Form 10-K"). This Form 10-K/A is being filed solely for the purpose of amending Item 13 of Part III of the Form 10-K. The information required by Item 13 of Part III of the Form 10-K was incorporated in the Form 10-K by reference to the Registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders held on May 1, 2002 filed with the Securities and Exchange Commission March 21, 2002, and this information has been amended and restated in its entirety below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 2001, one of our subsidiaries paid $44,603 for consulting services to Fougere Conseil SARL. Mr. Fougere, a director of Atmel and a member of the Compensation and Audit Committees, is Chief Executive Officer and majority owner of Fougere Conseil SARL.

         In September 2001, Mikes Sisois exercised options to purchase an aggregate of 72,436 shares of Common Stock, with an aggregate exercise price of $380,898.60. Mr. Sisois paid Atmel the entire amount of the aggregate exercise price in March 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ATMEL CORPORATION



August 2, 2002                        By:  /s/ George Perlegos
                                         ---------------------------------------
                                           George Perlegos
                                           President and Chief Executive Officer