Form 10-Q
period 2002-06-30
ATMEL CORP
filed 2002-08-12
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________TO ____________

Commission File Number 0-19032

ATMEL CORPORATION

(Registrant)

Delaware (State or other jurisdiction of incorporation or organization)	77-0051991 (I.R.S. Employer Identification Number)

2325 Orchard Parkway
San Jose, California 95131
(Address of principal executive offices)

(408) 441-0311
Registrant’s telephone number

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [   ]

On August 7, 2002, Registrant had outstanding 466,976,943 shares of Common Stock.

ATMEL CORPORATION

FORM 10-Q

QUARTER ENDED JUNE 30, 2002

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Atmel Corporation
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2002	December 31, 2001

Current assets
Cash and cash equivalents	$291,620	$333,131
Short term investments	153,002	259,877
Accounts receivable, net	220,636	186,558
Inventories	299,030	301,591
Other current assets	118,844	107,966

Total current assets	1,083,132	1,189,123
Fixed assets, net	1,309,895	1,651,475
Other assets	35,050	183,599

Total assets	$2,428,077	$3,024,197

Current liabilities
Current portion of long-term debt	$189,316	$255,742
Trade accounts payable	108,716	147,315
Accrued liabilities and other	322,658	307,400
Deferred income on shipments to distributors	20,864	24,296

Total current liabilities	641,554	734,753
Convertible notes	354,660	345,918
Long-term debt less current portion	282,547	347,294
Other long term liabilities	105,478	109,705

Total liabilities	1,384,239	1,537,670

Stockholders’ equity
Common stock	468	466
Additional paid in capital	1,252,128	1,245,399
Accumulated other comprehensive income (loss)	11,406	(62,438)
Retained earnings/accumulated (deficit)	(220,164)	303,100

Total stockholders’ equity	1,043,838	1,486,527

Total liabilities and stockholders’ equity	$2,428,077	$3,024,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net revenues	$314,753	$366,996	$590,526	$892,940
Expenses
Cost of revenues	244,980	249,942	468,449	564,692
Research and development	62,458	69,274	125,632	138,469
Selling, general and administrative	34,832	45,293	65,137	100,442
Asset impairment charge	341,383	—	341,383	—

Total expenses	683,653	364,509	1,000,601	803,603

Operating income (loss)	(368,900)	2,487	(410,075)	89,337
Interest and other expenses, net	(11,248)	(2,536)	(19,332)	(1,864)

Income (loss) before taxes	(380,148)	(49)	(429,407)	87,473
Income tax (provision) benefit	(98,783)	18	(93,857)	(31,490)

Net income (loss)	$(478,931)	$(31)	$(523,264)	$55,983

Basic net income (loss) per share	$(1.02)	$0.00	$(1.12)	$0.12
Diluted net income (loss) per share	$(1.02)	$0.00	$(1.12)	$0.12
Shares used in basic net income per share calculations	467,618	464,121	467,200	463,761

Shares used in diluted net income per share calculations	467,618	464,121	467,200	474,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Cash from operating activities
Net income (loss)	$(523,264)	$55,983
Items not requiring the use of cash
Depreciation and amortization	116,222	149,345
Provision for doubtful accounts receivable	(462)	4,333
Asset impairment charge	341,383	—
Accrued interest on zero coupon convertible debt	8,742	4,679
Loss on sales of fixed assets	208	5,121
Deferred income taxes	85,857	—
Other	507	(2,503)
Changes in operating assets and liabilities
Accounts receivable	(20,162)	106,641
Inventories	9,393	(45,750)
Prepaid taxes and other assets	36,223	(21,325)
Trade accounts payable and other accrued liabilities	2,557	(73,756)
Federal, state, local and foreign taxes	8,686	(30,755)
Deferred income on shipments to distributors	(3,517)	(1,762)

Net cash provided by operating activities	62,373	150,251

Cash from investing activities
Acquisition of fixed assets	(73,150)	(606,524)
Sales of fixed assets	419	1,430
Purchase of investments	(27,944)	(93,661)
Sale or maturity of investments	131,868	311,335

Net cash provided by (used in) investing activities	31,193	(387,420)

Cash from financing activities
Proceeds from issuance of convertible notes	—	200,027
Proceeds from capital leases and notes	5,264	95,281
Principal payments on capital leases and notes	(168,607)	(123,075)
Issuance of common stock	6,731	8,729

Net cash provided by (used in) financing activities	(156,612)	180,962

Effect of foreign currency translation adjustment	21,535	11,524

Net decrease in cash	(41,511)	(44,683)
Cash and cash equivalents at beginning of period	333,131	448,281

Cash and cash equivalents at end of period	$291,620	$403,598

Supplemental cash flow disclosures
Interest paid	$15,731	$14,503
Income taxes paid (refunded)	$(28,552)	$46,927
Fixed asset purchases in accounts payable	$27,530	$179,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net income (loss)	$(478,931)	$(31)	$(523,264)	$55,983
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	96,132	(20,617)	76,420	(44,013)
Unrealized gain (loss) on securities	(728)	354	(2,576)	3,330

Other comprehensive income (loss)	95,404	(20,263)	73,844	(40,683)

Comprehensive income (loss)	$(383,527)	$(20,294)	$(449,420)	$15,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2002
(Unaudited)

1. Basis of Presentation and Accounting Policies

     These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of June 30, 2002, and the results of operations, comprehensive income and cash flows for the three and six month periods ended June 30, 2002 and 2001. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report to Shareholders filed on Form 10-K for the year ended December 31, 2001. The December 31, 2001 year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Prior year amounts have been reclassified to conform with current presentation.

2. Inventories

     Inventories are stated at the lower of cost (first-in, first-out for raw materials and purchased parts; and average cost for work in progress) or market, and comprise the following:

(In thousands)	June 30, 2002	December 31, 2001

Raw materials and purchased parts	$17,607	$19,692
Finished goods	77,717	93,873
Work in progress	203,706	188,026

Total	$299,030	$301,591

3. Short Term Investments

     Short term investments at June 30, 2002 and December 31, 2001 comprise debt securities consisting primarily of US government and municipal agency securities, US and foreign corporate debt securities, commercial paper, and guaranteed variable annuities.

     All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders’ equity.

4. Income Taxes

     The Company’s tax expense for the six months ended June 30, 2002 of $93.9 million can be primarily attributed to the valuation allowance recorded against the Company’s net deferred tax assets during the period. In view of the cumulative losses incurred during the past four quarters, and based on the Company’s revised projections for future periods, it was determined that it was more likely than not that these net deferred tax assets would not be realized. The provision for income taxes for the six months ended June 30, 2002 also includes estimated foreign taxes due to profits in certain of the Company’s foreign subsidiaries.

5. Net Income (Loss) Per share

     A reconciliation of the numerator and denominator of basic and diluted net income per share is provided in the following table.

	Three Months Ended June 30		Six Months Ended June 30

(In thousands, except per share data)	2002	2001	2002	2001

Basic net income (loss) [numerator]	$(478,931)	$(31)	$(523,264)	$55,983
Diluted net income (loss) [numerator]	$(478,931)	$(31)	$(523,264)	$55,983

Shares used in basic net income (loss) per share calculations [denominator]:
Weighted average shares of common stock outstanding (basic)	467,618	464,121	467,200	463,761
Dilutive effect of stock options	—	—	—	11,114
Shares used in diluted net income (loss) per share calculations [denominator]:
Weighted average shares of common stock outstanding (diluted)	467,618	464,121	467,200	474,875

Basic net income (loss) per share	$(1.02)	$0.00	$(1.12)	$0.12

Diluted net income (loss) per share	$(1.02)	$0.00	$(1.12)	$0.12

     For the three months ended June 30, 2002, 50,073 shares of common stock relating to outstanding options and convertible bonds were excluded from the computation of diluted net loss per share because they were anti-dilutive. For the six months ended June 30, 2002, 50,606 shares of common stock relating to options and convertible bonds were excluded from the computation of diluted net income per share because they were anti-dilutive.

6. Segment Reporting

     The Company has four reportable segments: Application Specific Integrated Circuits (ASIC), Microcontrollers, Nonvolatile Memories (NVM) and RF and Automotive. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits.

Information about segments (in thousands):

		Micro-		RF and
	ASIC	controller	NVM	Automotive	Total

Three Months ended June 30, 2002
Net revenues	$94,989	$64,487	$96,560	$58,717	$314,753
Segment operating income (loss)	(4,648)	8,628	(19,751)	5,147	(10,624)
Three Months ended June 30, 2001
Net revenues	$82,476	$65,585	$153,166	$65,769	$366,996
Segment operating income (loss)	(3,130)	4,919	10,926	7,588	20,303

		Micro-		RF and
	ASIC	controller	NVM	Automotive	Total

Six Months ended June 30, 2002
Net revenues	$180,514	$118,829	$180,583	$110,600	$590,526
Segment operating income (loss)	(9,407)	15,566	(45,301)	5,414	(33,728)
Six Months ended June 30, 2001
Net revenues	$189,611	$147,612	$401,914	$153,803	$892,940
Segment operating income (loss)	(5,781)	27,771	72,669	30,309	124,969

     Reconciliations of segment information to financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Total income (loss) for reportable segments	$(10,624)	$20,303	$(33,728)	$124,969
Unallocated amounts:
Start up expenses	(16,893)	(17,816)	(34,964)	(35,632)
Asset impairment charge	(341,383)	—	(341,383)	—

Consolidated operating income (loss) before interest and taxes	$(368,900)	$2,487	$(410,075)	$89,337

     Certain costs which are not specifically identifiable to segments such as start up costs associated with new wafer manufacturing facilities are reported as unallocated amounts. However, all segments benefit from these corporate activities and if allocation of these costs were feasible, segment results would be correspondingly reduced.

7. Asset impairment and restructuring charges (in thousands, except employees)

     The Company recorded an asset impairment charge of $341,383 in the second quarter 2002.

     The asset impairment charge was recorded to write down the carrying value of the equipment in the fabrication facilities in Irving, Texas and North Tyneside, U.K. to their estimated current fair values.

     As a result of the difficult operating conditions that continue to exist in the semiconductor industry and the slow rate of recovery of revenues the Company performed an asset impairment review of its fixed assets. The Company determined that due to excess capacity, the future undiscounted cash flows related to the facilities at Irving, Texas and North Tyneside, U.K. will not be sufficient to recover the historical carrying value of the manufacturing equipment in those facilities. The historical carrying values of these assets were written down to the Company’s estimate of fair values and will be depreciated over their remaining useful lives. The estimate of fair values was based on an outside appraisal that assumed the assets would continue in use at their current locations.

     During the Company’s third quarter 2001 a restructuring plan was announced that included the consolidation of manufacturing operations in both the United States and Europe and a projected 2,500 person work force reduction of which approximately 1,400 has been achieved through June 30, 2002. An additional 275 employees were terminated at the end of July 2002 as the result of closing the wafer fabrication facility in Irving, Texas (see “Subsequent event” below). The restructuring charges taken in the third quarter 2001 included an $18,527 charge related to reductions of force in Europe.

     The charges related to the U.S. reduction in force were expensed upon finalization of detailed plans and communications to employees, which has generally been in the periods in which the employees have been terminated. The European reduction in force charges are based on legal requirements and are expected to be paid through the remainder of 2002. At June 30, 2002, approximately 391 employees have been terminated and $11,200 of the European reduction in force costs have been paid.

Subsequent event

     On July 22, 2002 the Company announced the closing of its Irving, Texas 8-inch wafer fabrication facility. This facility was acquired in 2000 and the Company originally intended to commence commercial production in the second half of 2002. However, given the current market conditions in the semiconductor industry, management reassessed its overall manufacturing capacity against the potential anticipated demand and decided to close the facility. The building, land and much of the equipment is available for sale and will be placed on the market in August 2002. The Company intends to complete a sale within one year, however the timing of a final sale is uncertain given the current market for semiconductor manufacturing facilities. Some equipment will be transferred to the Company’s manufacturing facilities in North Tyneside, U.K. At June 30, 2002 the carrying value of the building and land was $66,050 and the carrying value of the equipment was $150,402.

     The costs of terminating approximately 275 employees and decommissioning or transferring the equipment in the plant as a result of the closure are expected to occur primarily in the third quarter 2002. In addition, Atmel has long term contracts for operating supplies for which we may incur termination costs. Ongoing costs will consist of expenses to maintain and secure the facility, remove and transport equipment and expenses to market the facility, none of which are expected to be significant. The Company may also be required to record an additional charge if it determines the net realizable value of the assets it is holding for sale is less than the carrying value of $216 million. The asset impairment charge taken as of June 30, 2002 assumed the assets would continue in use and their current fair value was determined accordingly. The Company’s decision to dispose of the assets located in Irving, Texas results in different appraisal assumptions which may lead to lower current fair values for those assets.

8. Recent Pronouncements

SFAS 141 and SFAS 142

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceases, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 are reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002, the beginning of our fiscal year 2002. The implementation of these standards did not have a material impact on the Company’s results of operations.

SFAS 143

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects that the initial application of SFAS 143 will not have a material impact on its financial statements.

SFAS 144

     In October 2001, the FASB issued Statement of Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations— Discontinued Events and Extraordinary Items”. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in calendar 2002 and was used as the guidance for the Company’s asset impairment charge in the second quarter 2002.

SFAS 145

     In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13 although early adoption is permitted. The Company does not expect the implementation of this standard to have a material impact on the Company’s results of operations.

SFAS 146

     On June 28, the Financial Accounting Standards Board (FASB) adopted FASB Statement No. 146 (SFAS 146), Accounting for Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of FAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. The Company does not expect the implementation of this standard to have a material impact on the Company’s results of operations.

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

Forward Looking Statements

     Investors are cautioned that certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “views,” and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections about our business and the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to risk factors identified in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section entitled “Trends, Uncertainties and Risks” on page 21, and similar discussions in our other filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K. The Company undertakes no obligation to update any forward looking statements in this Form 10-Q.

SUBSEQUENT EVENT

     On July 22, 2002 we announced the closing of our Irving, Texas 8-inch wafer fabrication facility. We acquired this facility in 2000 and originally intended to commence commercial production in the second half of 2002. However, given the current market conditions in the semiconductor industry, we reassessed the Company’s overall manufacturing capacity against the potential anticipated demand and decided to close the facility. The building, land and much of the equipment is available for sale and will be placed on the market in August 2002. We intend to complete a sale within one year, however the timing of a final sale is uncertain given the current market for semiconductor manufacturing facilities. Some equipment will be transferred to our manufacturing facilities in North Tyneside, U.K.

     The costs of terminating approximately 275 employees and decommissioning or transferring the equipment in the plant as a result of the closure are expected to occur primarily in the third quarter 2002. In addition, Atmel has long term contracts for operating supplies for which we may incur termination costs. Ongoing costs will consist of expenses to maintain and secure the facility, remove and transport equipment and expenses to market the facility, none of which are expected to be significant. We may also be required to record an additional charge if we determine the net realizable value of the assets we are holding for sale is less than our current carrying value of $216 million. The asset impairment charge taken as of June 30, 2002 assumed the assets would continue in use and their current fair value was determined accordingly. Our decision to dispose of the assets located in Irving, Texas results in different appraisal assumptions which may lead to lower current fair values for those assets.

OVERVIEW

     Beginning late in the fourth quarter 2000 the global semiconductor industry began to experience a downturn that has continued through the second quarter 2002. Our revenues have decreased sequentially quarter to quarter from the fourth quarter 2000 through the first quarter 2002 as unit shipments and average selling prices declined. However, our second quarter 2002 revenues increased from the first quarter 2002 revenues.

     Revenues for the first six months of 2002 decreased $302 million or 34% from the same period in 2001 due to lower average selling prices, offset by higher unit shipments.

     Second quarter 2002 revenues decreased $52 million, or 14% from the comparable period of 2001 due to lower average selling prices, offset by higher unit shipments.

     Second quarter 2002 revenues increased by $39 million, or 14% from our first quarter 2002 revenues, reversing the trend of the prior five quarters, due to higher unit shipments.

     While our revenues increased in the second quarter from the first quarter the market environment remains very challenging and we are to a large extent dependent on orders booked and shipped within each quarter. The third quarter is historically a slow quarter due principally to the summer months in Europe, and accordingly is substantially dependent on strong September shipping activity.

     We recorded an asset impairment charge of $341 million in the second quarter 2002 to write down to current fair value the book value of our fabrication equipment in Irving, Texas and North Tyneside, U.K. The estimate of current fair value underlying the charge was based on an outside appraisal that assumed the assets would continue in use at their current locations. See Note 7 of Notes to Condensed Consolidated Financial Statements and “Asset Impairment Charges” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues	100%	100%	100%	100%
Expenses
Cost of sales	78	68	79	63
Research and Development	20	19	21	16
Selling, general and administrative	11	12	11	11
Asset impairment charge	108	—	58	—

Total expenses	217	99	169	90

Operating income (loss)	(117)	1	(69)	10
Interest and other income (expenses), net	(4)	(1)	(3)	—

Income (loss) before taxes	(121)	—	(72)	10
Income tax benefit (provision)	(31)	—	(16)	(4)

Net income (loss)	(152)%	—%	(88)%	6%

Net Revenues — By Segment

     We reorganized the Company’s structure during the fourth quarter 2001 to better manage our business. Atmel’s operating segments now consist of: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) commodity oriented nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive). As a result, operating segments have changed from prior quarters. The following table presents 2001 quarterly revenues organized by the new operating segments.

	2001

Segment	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

ASIC	$107,135	$82,476	$70,168	$72,846	$332,625
Microcontrollers	82,027	65,585	58,414	54,609	260,635
Nonvolatile Memory	248,748	153,166	107,920	105,223	615,057
RF and Automotive	88,034	65,769	58,250	51,898	263,951

Total	$525,944	$366,996	$294,752	$284,576	$1,472,268

     Our net revenues by segment compared to prior periods are summarized as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

			Increase			Increase
Segment	2002	2001	(Decrease)	2002	2001	(Decrease)

ASIC	$94,989	$82,476	$12,513	$180,514	$189,611	$(9,097)
Microcontrollers	64,487	65,585	(1,098)	118,829	147,612	(28,783)
Nonvolatile Memory	96,560	153,166	(56,606)	180,583	401,914	(221,331)
RF and Automotive	58,717	65,769	(7,052)	110,600	153,803	(43,203)

Total	$314,753	$366,996	$(52,243)	$590,526	$892,940	$(302,414)

ASIC

     ASIC revenues decreased by $9 million in the first half 2002 compared to the same period in 2001. The decrease occurred during the first quarter 2002 and resulted from a decline in average selling prices, offset by an increase in unit shipments.

     Revenues increased by $13 million in the second quarter 2002 compared to the same period in 2001 due to increased unit shipments. Lower average selling prices partially offset the higher shipments.

     Revenues also increased by $9 million in the second quarter 2002 compared to the first quarter 2002 as the result of higher unit shipments. Lower average selling prices offset the higher shipments.

Microcontroller

     Microcontroller revenues decreased by $29 million in the first half 2002 compared to the same period in 2001. The decrease occurred during the first quarter 2002 and was the result of lower average selling prices and lower unit shipments.

     Revenues in the second quarter 2002 were consistent with the same period in 2001 due to lower average selling prices offset by higher unit shipments

     Revenues increased by $10 million in the second quarter 2002 compared to the first quarter 2002 as the result of higher unit shipments, partially offset by lower average selling prices.

Nonvolatile Memory

     Nonvolatile Memory revenues decreased $221 million in the first half 2002 compared to the first half 2001 as the result of lower average selling prices, offset by higher unit shipments.

     Revenues decreased $57 million in the second quarter 2002 compared to the same quarter 2001 due to lower average selling prices, offset by higher unit shipments.

     Revenues increased by $13 million in the second quarter 2002 compared to the first quarter 2002 as the result of higher unit shipments. Average selling prices were comparable, quarter to quarter.

RF and Automotive

     RF and Automotive revenues decreased $43 million in the first half 2002 compared to the same period in 2001 as the result of lower average selling prices and lower unit shipments.

     Revenues decreased $7 million in the second quarter 2002 compared to the same quarter 2001 due to lower average selling prices and lower unit shipments.

     Revenues increased by $7 million in the second quarter 2002 compared to the first quarter 2002 as the result of higher unit shipments, partially offset by lower average selling prices.

Net Revenues — By Geographic Area

     The Company’s net revenues by geographic areas are summarized as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

			(Decrease)			(Decrease)
Region	2002	2001	Increase	2002	2001	Increase

North America	$65,743	$93,379	$(27,636)	$124,716	$239,680	$(114,964)
Europe	106,145	121,624	(15,479)	202,931	301,866	(98,935)
Asia	136,470	136,112	358	248,452	316,170	(67,718)
Other	6,395	15,881	(9,486)	14,427	35,224	(20,797)

Total	$314,753	$366,996	$(52,243)	$590,526	$892,940	$(302,414)

     Revenues in all regions decreased in the first half 2002 compared to the same period in 2001. For the second quarter 2002 compared to the second quarter 2001, revenues decreased in all regions except Asia where they remained comparatively flat. For the second quarter 2002 compared to the first quarter 2002 revenues increased in all regions except Other.

     Revenues from North America in the first half 2002 declined $115 million or 48% from the same period in 2001. Second quarter 2002 revenues declined $28 million compared to the same quarter in 2001. Second quarter 2002 revenue increased $7 million compared to the first quarter 2002 as the result of higher unit shipments, offset by lower average selling prices.

     Revenues from Europe in the first half 2002 decreased $99 million or 33% compared to the first half 2001. Second quarter 2002 revenues compared to second quarter 2001 revenues declined $15 million. Second quarter 2002 revenues increased $9 million compared to the first quarter 2002 as the result of higher unit shipments, offset by lower average selling prices.

     Revenues from Asia in the first half 2002 declined $68 million or 21% compared to the same period in 2001. Second quarter 2002 revenues were approximately the same as second quarter 2001 revenues. Second quarter 2002 revenues increased $24 million compared to the first quarter 2002 as the result of higher unit shipments and higher average selling prices.

     In the first half and second quarter 2002 approximately 23% and 24% of sales were denominated in foreign currencies, which compare to 22% in the same periods in 2001. Had exchange rates in the first half 2002 remained the same as the average exchange rates in 2001 our reported revenues would have been approximately $3 million higher. Had exchange rates in the second quarter 2002 remained the same as the average exchange rate in the first quarter 2002 our reported revenues in the second quarter 2002 would have been approximately $2 million lower.

Cost of Revenues and Gross Margin

     Our cost of revenues as a percentage of net revenues increased to 79% in the first half 2002, compared to 63% in the first half 2001, and to 78% in the second quarter 2002, from 68% in the corresponding period of 2001. Our cost of revenues in the second quarter 2002 was 78% compared to 81% in the first quarter 2002.

     Gross margin was 21% for the first half 2002 and 22% for the second quarter 2002 compared to 37% and 32% in the same periods of 2001. The declines were caused by lower average selling prices.

     Our gross margin benefited in both the first half 2002 and second quarter 2002 from a reduction of inventory reserves that had been established in earlier periods. The parts for which these reserves had been established were sold during the first half 2002.

     At present it is not certain how long the downturn in business, which began late in the fourth quarter 2000, will continue or when market conditions will improve sufficiently to permit us to charge prices that will improve our gross margins. If net revenues do not increase or we are unable to reduce our costs sufficiently in future periods, increases in fixed costs and operating expenses that we put in place during 2000 and 2001 to increase manufacturing capacity may continue to harm our gross margins and operating results.

Research and Development (R&D)

     Research and development cost increased to 21% of net revenues in the first half 2002 compared to 16% in the same period of 2001 as a result of declining net revenues, which serve as the denominator. In absolute dollar terms our expenditures for R&D declined to $126 million in the first half 2002 from $138 million in the same period of 2001. Research and development cost increased to 20% of net revenues in the second quarter 2002 from 19% in the second quarter 2001. However, in absolute dollar terms our expenditures for R&D declined to $62 million in the second quarter 2002 from $69 million in the second quarter 2001. Research and development costs decreased to 20% of net revenues in the second quarter 2002 from 23% from the first quarter of 2002 as a result of increasing net revenues. In absolute dollar terms our expenditures for R&D in the second quarter 2002 declined $1 million from the first quarter 2002. The decreases in R&D expenditures are primarily the result of our cost control efforts over the past year.

     The closure of our Irving, Texas facility in July 2002 is expected to lead to a reduction of approximately $9 million in quarterly costs related to research and development. The facility was engaged in process and product development work, some of which will be moved to our other 8 inch wafer fabrication facilities in Rousset, France and North Tyneside, U.K. See Note 7 of Notes to Condensed Consolidated Financial Statements

     We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve and we are committed to appropriate levels of expenditures for research and development.

Selling, General and Administrative (SG&A)

     As a percentage of net revenues, SG&A expenses in the first half 2002 were 11%, consistent with the same period of 2001, but in absolute dollar terms they decreased $35 million compared to the same period of 2001.

     As a percentage of net revenue, selling, general and administrative expenses decreased to 11% in the second quarter of 2002 from 12% in the second quarter of 2001.

     Both decreases were primarily due to declines in selling commissions related to lower sales and cost reductions due to reduced general and administrative activities.

     Selling, general and administrative expenses increased by $5 million in the second quarter of 2002 compared to the first quarter of 2002 but remained at 11% of net revenue.

Interest and Other Expenses

     For the first half of 2002, net interest and other expenses were $19 million compared to $2 million in the same period of 2001. We reported $11 million of net interest and other expense for the second quarter of 2002 compared to $3 million in the second quarter of 2001. The increase in net interest and other expense can be attributed to larger losses on remeasurement of foreign currency denominated assets as well as the lower interest rate on cash and other short term investments held by us. This net expense is affected by several variables such as interest rates, exchange rates, and relative balances of investment and borrowing which can have a greater or lesser effect during any period.

Asset Impairment Charge

     During the second quarter 2002, the Company recorded a $341 million asset impairment charge related to the equipment in its wafer fabrication facilities in Irving, Texas and North Tyneside, U.K.

     During the period from fiscal 1998 to fiscal 2000, our sales volume grew significantly, from $1.1 billion to $2.0 billion. As business conditions improved during this time, we took steps to significantly expand our manufacturing capacity. Among other additions to our capacity, we acquired fabrication facilities in Texas and North Tyneside, U.K. and we invested in them to upgrade technology. During the period January 1998 to September 2001, we spent approximately $2.0 billion for acquisitions of property and equipment in anticipation of significant growth in our business during 2001, 2002 and beyond from the historical levels achieved in 2000.

     During 2001 and early 2002, business conditions in the semiconductor industry deteriorated rapidly. Global monthly semiconductor sales declined from $18.4 billion in September 2000 to $10.2 billion in September 2001 and have been recovering slowly, reaching $11.4 billion in May 2002. Our quarterly revenues have also declined from $574 million in the fourth quarter 2000 to $315 million in the second quarter 2002. We do not expect a rapid improvement in market conditions

     As a result of the difficult operating conditions that continue to exist in the semiconductor industry and the slow rate of recovery of revenues in the semiconductor industry, in the second quarter 2002 we performed an asset impairment review of our fixed assets. In assessing the impairment, we grouped manufacturing assets at the lowest level from which there were identifiable cash flows that were largely independent of the cash flows of other groups of assets. We determined that currently projected production volumes and related cash flows from the fabrication facilities in Irving, Texas and North Tyneside, U.K. would not be sufficient to recover the carrying value of those facilities. We concluded that these assets are impaired and have written down the carrying values of these facilities to our estimate of their fair values. Our estimate of fair value was based on an outside appraisal that assumed the assets would continue in use at their current locations. The assets will be depreciated over their remaining useful lives.

     Subsequent to June 30, 2002 we reassessed the overall manufacturing capacity of the Irving, Texas 8-inch fabrication facility against the potential anticipated demand and decided to close the facility without conducting any commercial production there. This was announced on July 22, 2002. The building, land and much of the equipment is available for sale and will be placed on the market in August 2002. We intend to complete a sale within one year, however the timing of a final sale is uncertain given the current market for semiconductor manufacturing facilities. Some equipment will be transferred to our manufacturing facilities in North Tyneside, U.K.

     The costs of terminating approximately 275 employees and decommissioning or transferring the equipment in the plant as a result of the closure are expected to occur primarily in the third quarter 2002. In addition, Atmel has long term contracts for operating supplies for which we may incur termination costs. Ongoing costs will consist of expenses to maintain and secure the facility, remove and transport equipment and expenses to market the facility, none of which are expected to be significant. We may also be required to record an additional charge if we determine the net realizable value of the assets we are holding for sale is less than our current carrying value of $216 million. The asset impairment charge taken as of June 30, 2002 assumed the assets would continue in use and their current fair value was determined accordingly. Our decision to dispose of the assets located in Irving, Texas results in different appraisal assumptions which may lead to lower current fair values for those assets.

Income Tax Provision

     Our effective tax rates for the three months ended June 30, 2002 and June 30, 2001 were (26%) and 36%, respectively, resulting in an income tax expense of $98.8 million and an income tax benefit of approximately $0 million, respectively. Our effective tax rates for the six months ended June 30, 2002 and June 30, 2001 were (22%) and 36%, respectively. The change in the effective rates from prior periods can be attributed primarily to an increase in the valuation allowance recorded against our net deferred tax assets during the period. In view of the cumulative losses incurred during the past four quarters, and based on our revised projections for the rest of the calendar year 2002 and beyond, it was determined that it was more likely than not that these net deferred tax assets would not be realized. The provision for income taxes for the six months ended June 30, 2002 also includes estimated foreign taxes due to profits in certain of our foreign subsidiaries.

     Our effective rate generally varies from the U.S. statutory rate primarily due to differences in U.S. and foreign tax rates, changes in valuation allowances for deferred tax assets and the utilization of certain credits.

Net Income (Loss)

     We reported a net loss of $523 million for the first half 2002 compared to net income of $56 million in the same period of 2001. The net loss in the first half 2002 consists of three major components:

1)	$341 million asset impairment charge taken in the second quarter 2002 (see Note 7 of Notes to Condensed Consolidated Financial Statements),

2)	$99 million tax provision taken in the second quarter 2002 to establish a valuation allowance against our deferred tax assets, and

3)	$83 million loss from operations and interest and other (expenses) income, net.

     Our net loss in the second quarter 2002 was $479 million compared to a net loss of $31 thousand in the second quarter 2001.

     The losses for the first half and second quarter 2002 were due primarily to the significant decline in our net revenues while significant fixed costs such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities and perform research and development necessary to remain competitive have remained stable. We were unable to reduce such costs as quickly as net revenues declined.

Liquidity and Capital Resources

     At June 30, 2002 we had $292 million of cash and cash equivalents, compared to $333 million at December 31, 2001. Total current assets exceeded total current liabilities by 1.7 times, compared to 1.6 times at December 31, 2001 and the ratio did not change from the first quarter 2002. Short term investments decreased from $260 million to $153 million over the first half 2002 as funds have been used to reduce trade accounts payable to $109 million at June 30, 2002 from $147 million at December 31, 2001, to pay for acquisition of fixed assets and to pay for operating expenses. Our working capital decreased by $13 million during the first half 2002 to $442 million, by $3 million during the second quarter 2002 and by $10 million in the first quarter 2002.

     The Company’s accounts receivable increased 18% to $221 million at June 30, 2002 from $187 million at December 31, 2001. The average days of accounts receivable outstanding was 64 days at the end of the second quarter 2002 compared to 60 days at December 31, 2001 and did not change from the first quarter 2002. We monitor collection risks and provide an adequate allowance for doubtful accounts related to these risks. While there can be no guarantee of collecting these receivables, we believe that substantially all net receivables will be collected given customers’ current credit ratings.

     Inventories declined by $3 million to $299 million at June 30, 2002 from $302 million at December 31, 2001. Days sales in inventory were 111 days at the end of the second quarter 2002 compared to 119 days at December 31, 2001. We have been increasing our wafer fabrication rates during the second quarter 2002. Prior to the current quarter, shipments slowed faster than we were able to reduce production rates and fixed manufacturing costs during 2001 and the first quarter 2002. We are continuing to take measures to reduce manufacturing costs in line with reduced demand, but the fixed nature of many manufacturing costs limits our ability to respond as quickly as demand for our products changes.

     We have $67 million of debt obligations that require compliance with certain financial covenants which has been classified in the balance sheet as current. Although we are currently in compliance with the financial covenants we believe conditions during the remainder of 2002 may render us noncompliant by the end of 2002 when compliance is determined.

     Additionally, we have approximately $42 million of debt obligations with cross default provisions. In the event we are required to repay these loans ahead of their due dates, we believe we have the resources to make such repayments.

     Other debt that also required compliance with certain financial covenants decreased by $88 million in the first half 2002.

     Our zero coupon convertible debt issued in April 1998 is not redeemable prior to April 21, 2003. The debt is redeemable at the option of the holders as of April 21, 2003, 2008 and 2013, at prices equal to the issue price plus accrued interest. We may at our option choose to redeem the debt, which will be approximately $150 million at that time, for cash or with our common stock, or any combination of the two.

Cash Flow

     From Operating Activities: During the six months ended June 30, 2002, net cash provided by operations was $62 million, compared to $150 million in the same period of 2001, a decrease of $88 million, or 58%. The lower amount of cash provided by operating activities is primarily due to significantly reduced net income partially offset by a large increase in income items not requiring the use of cash.

     Significant costs which did not require the use of cash in the first half 2002 include:

1)	An asset impairment charge of $341 million in the second quarter 2002. There was no comparable charge in the first half 2001.

2)	A deferred tax charge of $94 million to provide a valuation allowance for our deferred tax assets. There was no comparable charge in the first half 2001.

3)	Depreciation and amortization which decreased $33 million compared to the same half of 2001.

     Changes in our operating assets and liabilities during the first half 2002 provided $25 million of cash compared to changes in the same balance sheet items using $67 million of cash during the same period in 2001.

     From Investing Activities: Cash provided by investing activities was $31 million during the first six months of 2002, compared to cash used of $387 million during the comparable period of

2001, an increase of $419 million. This increase in cash provided by investing activities was primarily due to a significant reduction in cash disbursements made to acquire fixed assets. Also cash was provided by maturing investments which was not reinvested but used for other purposes.

     From Financing Activities: Net cash used by financing activities totaled $157 million in the first half 2002 compared with net cash generated of $181 million in the same period last year. The principal reasons for the relative decline was our receipt of $200 million in net proceeds from a convertible bond offering in May 2001, an event not repeated in the first half 2002, and greater principal payments on our capital leases and notes

     Whenever possible, capacity improvements and expansions have been funded from our operating results. In 2001 and the first half 2002 gross margins came under pressure because we generated less revenue while many costs we put in place during 2000 continued at their previous levels, harming our operating results.

     Cash flow from operations is a principal source of our liquidity and our funding for capacity expansion and it has decreased as our revenues declined. Our ability to borrow funds on favorable terms is reduced when our operating cash flow declines. We believe that our existing balance of cash, cash equivalents and short term investments, together with cash flow from operations, equipment lease financing, and other short- and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

Trends, Uncertainties and Risks

     Keep these trends, uncertainties and risks in mind when you read “forward-looking” statements elsewhere in this Form 10-Q and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.

     OUR REVENUES AND OPERATING RESULTS FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS

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

     Beginning late in the fourth quarter 2000, the semiconductor industry began to experience a downturn. Our business has been impacted by this recent downturn, with the effect that our net revenues of $1,472 million in 2001 declined by $541 million, or 27%, from $2,013 million in 2000. Our revenues of $315 million for the second quarter 2002 declined by $52 million from the second quarter of 2001 but increased by $39 million from the first quarter 2002. We cannot predict with any degree of certainty when business conditions will improve. If the current downturn continues our results of operations would be further harmed.

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

     THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS

     The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The industry is currently experiencing this type of downturn and experienced a similar downturn as recently as 1998. These downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. If the current downturn continues our results of operations would be further harmed. The commodity memory portion of the semiconductor industry, from which we derived 31% of our revenues in the second quarter of 2002, compared to 42% of our revenues in 2001, and 42% of our revenues in the second quarter 2001 suffered from excess capacity in 1998 and again in the second half of 2001 and first half of 2002, which led to substantial price reductions during those periods. While conditions improved after the 1998 downturn from the second quarter 1999 through the third quarter 2000, at present we cannot predict with any degree of certainty when the current downturn will improve.

     During the current downturn and in the past, our operating results have also been harmed by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity and declining gross margins. As a result we recognized an asset impairment charge of $341 million in the second quarter 2002 in addition to the $463 million restructuring charge that we took in 2001. Our business may be harmed in the future not only by cyclical conditions in the semiconductor industry as a whole but also by slower growth in any of the markets served by our customer products.

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

     In 2001, our gross margin declined significantly as a result of the increase in fixed costs and operating expenses related to the expansion of capacity in 2000 and 2001 and lower unit sales over which to spread these costs. If the most recent downturn in the semiconductor industry continues into the third quarter of 2002 or worsens, our inability to reduce fixed costs, such as depreciation, and employee and other expenses necessary to maintain and operate our wafer manufacturing facilities would further harm our operating results.

     We announced in the third quarter 2001 that we are ceasing high volume production at one of our two wafer fabrication facilities in Colorado Springs, Colorado and at one of our facilities in Europe. We announced in July 2002 that we are closing prior to beginning commercial production the wafer fabrication facility located in Irving, Texas that we acquired in 2000, and we have put the facility on the market. We currently do not anticipate that production at our North Tyneside, U.K. plant will commence until late 2002.

     Reducing our wafer fabrication capacity involves significant potential costs and delays, particularly in Europe. Such costs and delays include compensation to employees and local government agencies, requirements and approvals of governmental and judicial bodies, and losses of governmental subsidies. We may experience labor union or other difficulties implementing any additional downsizing that we may be required to make if the current downturn continues or worsens. Any such difficulties that we experience would harm our business and operating results.

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

     OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.

     Sales to customers outside North America accounted for approximately 75%, 64% and 65% of net revenues in 2001, 2000 and 1999 and 79% in the first half 2002. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. In recent years we have significantly expanded our international operations, most recently through our acquisitions of a wafer fabrication facility in North Tyneside, U.K. in September 2000, and Atmel Grenoble in May 2000. International sales and operations are subject to a variety of risks, including:

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

     Further, we purchase a significant portion of our raw materials and equipment from foreign suppliers, and we incur labor and other operating costs in foreign currencies, particularly at our French, German and U.K. manufacturing facilities. As a result, our costs will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could harm our operating results.

     Approximately 79%, 75% and 78% of our sales in 2001, 2000 and 1999 were denominated in U.S. dollars and 77% in the first half 2002. During these periods our products became less price competitive in countries with currencies declining in value against the dollar. In 1998, business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. While these conditions stabilized in 2000 and 1999, the continuance or worsening of adverse business and financial conditions in Asia, where 38%, 34% and 34% of our revenues were generated in 2001, 2000 and 1999 and 41% in the first half 2002, would likely harm our operating results.

     WHEN WE TAKE FOREIGN ORDERS DENOMINATED IN LOCAL CURRENCIES, WE RISK RECEIVING FEWER DOLLARS WHEN THESE CURRENCIES WEAKEN AGAINST THE DOLLAR, AND MAY NOT BE ABLE TO ADEQUATELY HEDGE AGAINST THIS RISK.

     When we take a foreign order denominated in a local currency we will receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenues, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenues can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in euros and yen were 16% and 5% of our revenues in 2001, compared to 19% and 6% in 2000 and 20% and 3% in the first half 2002. We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

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

     As of June 30, 2002, our convertible notes and long term debt (less current portion) was $639 million compared to $693 million at December 31, 2001. Our long term debt (less current portion) to equity ratio at June 30, 2002 was .6 compared to .5 at December 31, 2001. An increase in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

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

     WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

     Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures aggregating $1,951 million in 1999, 2000 and 2001, in large part preparing for expected increases in demand, and in light of falling demand have recognized asset impairment charges aggregating $803 million in the third quarter 2001 and the second quarter 2002. We intend to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. Currently, we expect our 2002 capital expenditures to be approximately $150 million. We may seek additional equity or debt financing to fund further expansion of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

     WE DEPEND ON INDEPENDENT ASSEMBLY CONTRACTORS WHICH MAY NOT HAVE ADEQUATE CAPACITY TO FULFILL OUR NEEDS AND WHICH MAY NOT MEET OUR QUALITY AND DELIVERY OBJECTIVES.

     We manufacture wafers for our products at our fabrication facilities, and the wafers are then sorted and tested at our facilities. After wafer testing, we ship the wafers to one of our independent assembly contractors located in China, Malaysia, the Philippines, South Korea, or Taiwan where the wafers are separated into die, packaged and, in some cases, tested. Our reliance on independent contractors to assemble, package and test our products involves significant risks, including reduced control over quality and delivery schedules, the potential lack of adequate capacity and discontinuance or phase-out of the contractors’ assembly processes. These independent contractors may not continue to assemble, package and test our products for a variety of reasons. Moreover, because our assembly contractors are located in foreign countries, we are subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates. Accordingly, we may experience problems in timelines and the adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

     Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or net income through December 31, 2002.

     Atmel has short term debt, long term debt and capital leases totaling $827 million at June 30, 2002. Approximately $650 million of these borrowings have fixed interest rates. Approximately $141 million of floating rate debt is based on euro interest rates. We do not hedge this interest rate and could be negatively affected should this rate increase significantly. A hypothetical 100 basis point increase in this interest rate would have a $1 million adverse impact on income before taxes on Atmel’s Consolidated Statements of Operations for the remainder of 2002. While there can be no assurance that this rate will remain at current levels, we believe this rate will not increase significantly (defined as an increase of more than 100 basis points) and cause any harm to our operations and financial position.

Foreign Currency Risk

     When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenue, this would negatively affect our operating results. In Europe, where our significant operations have costs denominated in euros, these negative impacts on revenue can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in yen were 3% of our revenue in the first half 2002, compared to 5% in all of 2001. Sales denominated in foreign currencies were 24% in the second quarter 2002, compared to 21% in all of 2001. We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     We are not a party to any legal proceedings that management believes could have a material adverse effect on our operating results.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None

Item 4: Submission of Matters to a Vote of Securities Holders

     At our Annual Meeting of Stockholders held on May 1, 2002, the tabulation of proxies representing 416,480,008 shares of Common Stock or 89% of the total outstanding shares resulted in the following votes (in thousands):

     Proposal I (Election of Directors)

	Total Vote	Total Vote
	for Each	Withheld
	Director	Each Director

George Perlegos	384,410	32,070
Gust Perlegos	384,259	32,221
Tsung-Ching Wu	384,386	32,094
Norm Hall	401,888	14,592
T. Peter Thomas	401,871	14,609
Pierre Fougere	354,136	62,344

     Proposal II (To ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of Atmel Corporation for 2002.)

FOR	AGAINST	ABSTAIN

401,111	14,785	583

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

ATMEL CORPORATION

(Registrant)

August 9, 2002	/s/ GEORGE PERLEGOS

George Perlegos President, Chief Executive Officer (Principal Executive Officer)

August 9, 2002	/s/ DONALD COLVIN

Donald Colvin Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)