Form 10-Q
period 2002-09-30
ATMEL CORP
filed 2002-11-14
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes     ☒       No     ☐

On November 5, 2002, Registrant had outstanding 465,612,762 shares of Common Stock.

ATMEL CORPORATION

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2002

INDEX

PART I:    FINANCIAL INFORMATION

Item 1.  Financial Statements

Atmel Corporation
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2002	December 31, 2001

Current assets
Cash and cash equivalents	$388,660	$333,131
Short term investments	109,490	259,877
Accounts receivable, net	188,602	186,558
Inventories	286,714	301,591
Other current assets	66,813	107,966

Total current assets	1,040,279	1,189,123
Fixed assets, net	1,045,133	1,651,475
Fixed assets held for sale	174,427	—
Other assets	39,739	183,599

Total assets	$2,299,578	$3,024,197

Current liabilities
Current portion of long-term debt and capital leases	$182,190	$255,742
Convertible notes	146,153	—
Trade accounts payable	100,541	147,315
Accrued liabilities and other	303,002	307,400
Deferred income on shipments to distributors	20,813	24,296

Total current liabilities	752,699	734,753
Convertible notes	212,961	345,918
Long-term debt and capital leases less current portion	246,200	347,294
Other long term liabilities	146,590	109,705

Total liabilities	1,358,450	1,537,670

Stockholders’ equity
Common stock	468	466
Additional paid in capital	1,251,410	1,245,399
Accumulated other comprehensive income (loss)	11,739	(62,438)
Retained earnings/accumulated (deficit)	(322,489)	303,100

Total stockholders’ equity	941,128	1,486,527

Total liabilities and stockholders’ equity	$2,299,578	$3,024,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$298,657	$294,752	$889,183	$1,187,692
Expenses
Cost of revenues	257,578	261,944	726,027	826,636
Research and development	65,880	65,340	191,512	203,809
Selling, general and administrative	31,695	47,404	96,832	147,846
Restructuring and asset impairment charge	39,630	481,296	381,013	481,296

Total expenses	394,783	855,984	1,395,384	1,659,587

Operating loss	(96,126)	(561,232)	(506,201)	(471,895)
Interest and other expenses, net	(6,199)	(9,717)	(25,531)	(11,580)

Loss before taxes	(102,325)	(570,949)	(531,732)	(483,475)
Income tax benefit (provision)	—	128,186	(93,857)	96,695

Net loss	$(102,325)	$(442,763)	$(625,589)	$(386,780)

Basic net loss per share	$(0.22)	$(0.95)	$(1.34)	$(0.83)
Diluted net loss per share	$(0.22)	$(0.95)	$(1.34)	$(0.83)
Shares used in basic net loss per share calculations	467,771	465,032	467,390	464,184

Shares used in diluted net loss per share calculations	467,771	465,032	467,390	464,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001

Cash from operating activities
Net loss	$(625,589)	$(386,780)
Items not requiring the use of cash
Depreciation and amortization	179,250	232,629
Provision for doubtful accounts receivable	(610)	9,681
Asset impairment charge	364,839	481,296
Loss on sales of fixed assets	295	5,404
Deferred income taxes	85,857	(111,589)
Other	16,197	11,332
Changes in operating assets and liabilities
Accounts receivable	9,450	162,522
Inventories	21,843	(37,327)
Prepaid taxes and other assets	19,153	(6,321)
Trade accounts payable and other accrued liabilities	25,364	(23,775)
Federal, state, local and foreign taxes	77,189	(46,848)
Deferred income on shipments to distributors	(3,570)	(5,792)

Net cash provided by operating activites	169,668	284,432

Cash from investing activities
Acquisition of fixed assets	(93,989)	(755,954)
Sales of fixed assets	15,538	1,533
Purchase of investments	(43,760)	(144,417)
Sale or maturity of investments	189,914	351,897

Net cash provided by (used in) investing activites	67,703	(546,941)

Cash from financing activities
Issuance of notes payable	—	9,146
Proceeds from issuance of convertible notes	—	200,027
Proceeds from debt and capital leases	5,702	100,685
Principal payments on debt and capital leases	(213,450)	(181,450)
Repurchase of common stock	(7,479)	—
Issuance of common stock	10,892	14,773

Net cash provided by (used in) financing activites	(204,335)	143,181

Effect of foreign currency translation adjustment	22,493	3,125

Net increase (decrease) in cash	55,529	(116,203)
Cash and cash equivalents at beginning of period	333,131	448,281

Cash and cash equivalents at end of period	$388,660	$332,078

Supplemental cash flow disclosures
Interest paid	$22,309	$20,162
Income taxes paid (refunded)	$(82,299)	$67,648
Fixed asset purchases in accounts payable	$14,458	$78,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net loss	$(102,325)	$(442,763)	$(625,589)	$(386,780)
Other comprehensive income (loss):
Foreign currency translation adjustments	891	48,455	77,311	4,442
Unrealized gain (loss) on securities	(558)	434	(3,134)	3,764

Other comprehensive income	333	48,889	74,177	8,206

Comprehensive loss	$(101,992)	$(393,874)	$(551,412)	$(378,574)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(Unaudited)

1.  Basis of Presentation and Accounting Policies

     These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of September 30, 2002, and the results of operations, comprehensive income and cash flows for the three and nine month periods ended September 30, 2002 and 2001. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report to Shareholders filed on Form 10-K for the year ended December 31, 2001. The December 31, 2001 year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Prior year amounts have been reclassified to conform to current presentation.

2.  Inventories

     Inventories are stated at the lower of cost (first-in, first-out for raw materials and purchased parts; and average cost for work in progress) or market, and comprise the following:

(In thousands)	September 30, 2002	December 31, 2001

Raw materials and purchased parts	$16,727	$19,692
Finished goods	85,857	93,873
Work in progress	184,130	188,026

Total	$286,714	$301,591

3.  Short Term Investments

     Short term investments at September 30, 2002 and December 31, 2001 comprise debt securities consisting primarily of US government and municipal agency securities, US and foreign corporate debt securities, commercial paper, and guaranteed variable annuities.

     All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders’ equity.

4.  Income Taxes

     The Company’s tax expense for the nine months ended September 30, 2002 of $93.9 million can be primarily attributed to the valuation allowance recorded against the Company’s net deferred tax assets during the second quarter of 2002. In view of the cumulative losses incurred during 2001 and 2002, and based on the Company’s revised projections for future periods, it was determined that it was more likely than not that these net deferred tax assets would not be realized. The provision for income taxes for the nine months ended September 30, 2002 also includes estimated foreign taxes due to profits in certain of the Company’s foreign subsidiaries.

5.  Net Loss Per share

     Basic net loss per share is computed by dividing net loss (numerator) by the average number of vested, unrestricted common shares outstanding during the period (denominator). Due to net losses incurred for the periods presented, weighted average basic and diluted shares outstanding for the respective periods are the same.

     For the three months ended September 30, 2002 and September 30, 2001, 122,835 and 45,784 shares respectively of common stock relating to outstanding options and convertible bonds were excluded from the computation of diluted net loss per share because they were anti-dilutive. For the nine months ended September 30, 2002 and September 30, 2001, 61,978 and 31,547 shares respectively of common stock relating to options and convertible bonds were excluded from the computation of diluted net income per share because they were anti-dilutive.

6.  Segment Reporting

     The Company has four reportable segments: Application Specific Integrated Circuits (ASIC), Microcontrollers, Nonvolatile Memories (NVM) and RF and Automotive. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits.

Information about segments (in thousands):

		Micro-		RF and
	ASIC	controller	NVM	Automotive	Total

Three Months ended September 30, 2002
Net revenues	$97,708	$52,758	$92,866	$55,325	$298,657
Segment operating income (loss)	(2,126)	1,697	(34,911)	280	(35,060)
Three Months ended September 30, 2001
Net revenues	$70,167	$58,414	$107,920	$58,251	$294,752
Segment operating loss	(23,127)	(3,050)	(33,346)	(1,872)	(61,395)

		Micro-		RF and
	ASIC	controller	NVM	Automotive	Total

Nine Months ended September 30, 2002
Net revenues	$278,222	$171,587	$273,449	$165,925	$889,183
Segment operating income (loss)	(11,533)	17,263	(80,212)	5,694	(68,788)

Nine Months ended September 30, 2001
Net revenues	$259,778	$206,026	$509,834	$212,054	$1,187,692
Segment operating income (loss)	(28,907)	24,721	39,323	28,437	63,574

     Reconciliation of segment information to financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Total income (loss) for reportable segments	$(35,060)	$(61,395)	$(68,788)	$63,574
Unallocated amounts:
Start up expenses	(21,436)	(18,541)	(56,400)	(54,173)
Restructuring and asset impairment charge	(39,630)	(481,296)	(381,013)	(481,296)

Consolidated operating loss before interest and taxes	$(96,126)	$(561,232)	$(506,201)	$(471,895)

     Certain costs that are not specifically identifiable to segments, such as start up costs associated with new wafer manufacturing facilities, are reported as unallocated amounts. However, all segments benefit from these corporate activities and if allocation of these costs were feasible, segment results would be correspondingly reduced.

7.  Restructuring and asset impairment charges (in thousands, except employees)

     The Company recorded $39,630 of restructuring and asset impairment charges in the third quarter of 2002. This balance included $42,209 of charges related to the closure of the Company’s 8-inch wafer fabrication facility at Irving, Texas, offset by a $2,579 reversal of restructuring charges accrued in the third quarter of 2001.

     On July 22, 2002 the Company announced the closing of its wafer fabrication facility at Irving, Texas. This facility was acquired in 2000 and the Company originally intended to commence commercial production in the second half of 2002. However, given the current market conditions in the semiconductor industry, management reassessed its overall manufacturing capacity against the potential anticipated demand and decided to close the facility. The fabrication facility is available for sale and was placed on the market in August 2002. The Company intends to complete a sale as soon as possible, however the timing of a final sale is uncertain given the current market for semiconductor manufacturing facilities. As a result of the decision to close the facility and make it available for sale, the Company recorded $42,209 of charges consisting of:

•	an asset impairment charge of $23,456 for the write down of the assets held for sale to their estimated net realizable value of $174,427. The estimate of net realizable value was based on an outside appraisal of the fabrication facility. Certain pieces of equipment will be transferred to the Company’s manufacturing facility in North Tyneside, U.K. and were not included in the appraisal.

•	costs for terminating contracts with suppliers of $13,923 to be paid in future periods.

•	employee termination costs of $3,712 for 297 employees. Approximately $3,101 of the charge was paid before September 30, 2002, while the remaining amounts will be paid through September 2003.

•	a $1,118 charge related to the repayment of a property tax abatement to be paid by January 2003.

     Ongoing costs will consist of expenses to maintain, market and secure the facility, remove and transport equipment, and property taxes. These costs are not expected to be significant.

     The Company recorded an asset impairment charge of $341,383 in the second quarter 2002. As a result of the difficult operating conditions that continue to exist in the semiconductor industry and the slow rate of recovery of revenues the Company performed an asset impairment review of its fixed assets. The Company determined that due to excess capacity, the future undiscounted cash flows related to the facilities at Irving, Texas and North Tyneside, U.K. would not be sufficient to recover the historical carrying value of the manufacturing equipment in those facilities. The asset impairment charge was recorded to write down the carrying value of the equipment in the fabrication facilities in Irving, Texas and North Tyneside, U.K. to their estimated fair values. The estimate of fair values was based on an outside appraisal that assumed the assets would continue in use at their current locations.

     During the Company’s third quarter 2001 a restructuring plan was announced that included the consolidation of manufacturing operations in both the United States and Europe and a projected 2,500 person work force reduction of which approximately 1,800 has been achieved through September 30, 2002. The charges related to the U.S. reduction in force were expensed upon finalization of detailed plans and communications to employees, which has generally been in the periods in which the employees have been terminated. The restructuring charges taken in the third quarter 2001 included an $18,527 charge related to reductions of force in Europe. At September 30, 2002, 396 employees have been terminated and $13,848 of the European reduction in force costs has been paid. During the third quarter of 2002, $2,579 of restructuring charges relating to reductions of force in Europe was reversed. The remaining $2,100 will be paid over the next 6 months.

8.  Borrowing Arrangements

     Information with respect to Atmel’s debt obligations is shown in the following table:

(In thousands)	September 30, 2002	December 31, 2001

Debt included in current liabilities
Current portion of long term debt and capital leases	$182,190	$255,742
Zero coupon convertible notes, due 2018 (“2018 Convertible Notes”)	146,153	—

Total debt included in current liabilities	328,343	255,742

Debt included in non-current liabilities
Zero coupon convertible notes, due 2021 (“2021 Convertible Notes”)	212,961	205,588
Zero coupon convertible notes, due 2018 (“2018 Convertible Notes”)	—	140,330
Long term debt and capital leases less current portion	246,200	347,294

Total debt included in non-current liabilities	459,161	693,212

Total	$787,504	$948,954

On September 30, 2002, approximately $55,000 of debt included in the current portion of long term debt and capital leases require the Company to meet certain financial ratios and to comply with other covenants. On that date, the Company also had $39,000 of debt obligations containing cross default provisions. On December 31, 2001 approximately $155,000 of debt included in the long term and current portion of debt and capital leases required the Company to meet certain financial ratios and to comply with other covenants. On that date, the Company also had $50,000 of debt obligations that have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, fixed charge coverage ratios and debt to capitalization ratios.

In April 1998, the Company completed a sale of zero coupon subordinated convertible notes, due 2018, which raised $115,004. The 2018 convertible notes are convertible, at the option of the holder, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount at maturity of the debt. The effective interest rate of the notes is 5.5% per annum. The 2018 convertible notes are not redeemable by the Company prior to April 21, 2003. Thereafter, the notes will be redeemable for cash, at the option of Atmel in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. In addition, the notes are redeemable at the option of the holder as of April 21, 2003, 2008 and 2013, at prices equal to the issue price plus accrued interest. If the holders exercise their option, the Company may, at its option, elect to redeem the debt for cash or common stock of the Company, or any combination thereof. In light of the decline in the market price of its stock, the Company may determine, at its option, to use cash to redeem any notes that are submitted for redemption by the holders in April 2003. The Company has classified the carrying amount of the 2018 convertible notes, which was included in non-current liabilities at December 31, 2001, as a current liability at September 30, 2002.

Future payments of current as well as long term portion of debt and capital leases, excluding the convertible notes, of $428,390 are as follows:

(In thousands)	Q4 2002	2003	2004	2005	2006	thereafter

Long term debt and capital leases including current portion	90,000	127,565	97,465	67,910	28,298	17,152

9.  Recent Pronouncements

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

SFAS 144

     In October 2001, the FASB issued Statement of Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Discontinued Events and Extraordinary Items”. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in calendar 2002 and was used as the guidance for the Company’s asset impairment charge in the second quarter 2002.

SFAS 145

     In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13 although early adoption is permitted. The Company does not expect the implementation of this standard to have a material impact on the Company’s results of operations.

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

Forward Looking Statements

     Investors are cautioned that certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “views,” and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections about our business and the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to risk factors identified in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section entitled “Trends, Uncertainties and Risks” on page 22, and similar discussions in our other filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K. The Company undertakes no obligation to update any forward looking statements in this Form 10-Q.

OVERVIEW

     Beginning late in the fourth quarter 2000 the global semiconductor industry began to experience a downturn that has continued through the third quarter 2002. Our revenues have decreased sequentially quarter to quarter from the fourth quarter 2000 through the first quarter 2002 as unit shipments and average selling prices declined. During our second quarter 2002 revenues increased from the first quarter 2002 revenues only to decrease again in the third quarter of 2002. The market environment remains very challenging and we are to a large extent dependent on orders booked and shipped within each quarter.

     Revenues for the first nine months of 2002 decreased $299 million or 25% from the same period in 2001 due to lower average selling prices, partially offset by higher unit shipments.

     Third quarter 2002 revenues increased $4 million, or 1% from the comparable period of 2001 due to higher unit shipments and favorable exchange rates realized on conversion of Euro denominated sales, partially offset by lower average selling prices.

     We recorded a restructuring and asset impairment charge in the third quarter of 2002 of $40 million, primarily in connection with the closing of our Irving, Texas 8-inch wafer fabrication facility and making it available for sale. The charges consisted of costs for reduction in headcount, asset write downs, and expenses associated with our decision to close the facility. We also recorded an asset impairment charge of $341 million in the second quarter 2002 to write down to current fair value the book value of our fabrication equipment in Irving, Texas and North Tyneside, U.K. The estimate of current fair value underlying the charge was based on an outside appraisal that assumed the assets would continue in use at their current locations. See Note 7 of Notes to Condensed Consolidated Financial Statements and “Restructuring And Asset Impairment Charges” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended ember 30,
	2002	2001	2002	2001

Net revenues	100%	100%	100%	100%
Expenses
Cost of revenues	86	89	82	70
Research and Development	22	22	21	17
Selling, general and administrative	11	16	11	12
Restructuring and asset impairment charge	13	163	43	41

Total expenses	132	290	157	140

Operating loss	(32)	(190)	(57)	(40)
Interest and other expenses, net	(2)	(3)	(3)	(1)

Loss before taxes	(34)	(193)	(60)	(41)
Income tax benefit (provision)	—	43	(10)	8

Net loss	(34)%	(150)%	(70)%	(33)%

Net Revenues - By Segment

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

	2001
Segment	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

ASIC	$107,135	$82,476	$70,168	$72,846	$332,625
Microcontrollers	82,027	65,585	58,414	54,609	260,635
Nonvolatile Memory	248,748	153,166	107,920	105,223	615,057
RF and Automotive	88,034	65,769	58,250	51,898	263,951

Total	$525,944	$366,996	$294,752	$284,576	$1,472,268

     Our net revenues by segment compared to prior periods are summarized as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
Segment	2002	2001	(Decrease)	2002	2001	(Decrease)

ASIC	$97,708	$70,167	$27,541	$278,222	$259,778	$18,444
Microcontrollers	52,758	58,414	(5,656)	171,587	206,026	(34,439)
Nonvolatile Memory	92,866	107,920	(15,054)	273,449	509,834	(236,385)
RF and Automotive	55,325	58,251	(2,926)	165,925	212,054	(46,129)

Total	$298,657	$294,752	$3,905	$889,183	$1,187,692	$(298,509)

ASIC

     ASIC revenues increased by $18 million in the first three quarters of 2002 compared to the same period in 2001. The increase resulted from an increase in unit shipments partially offset by decline in average selling prices.

     Revenues increased by $28 million in the third quarter 2002 compared to the same period in 2001 due to increased unit shipments. Lower average selling prices partially offset the higher shipments.

Microcontroller

     Microcontroller revenues decreased by $34 million in the first three quarters of 2002 compared to the same period in 2001 primarily from lower average selling prices.

     Revenues in the third quarter 2002 decreased by $6 million compared to the same period in 2001 due to lower shipments.

Nonvolatile Memory

     Nonvolatile Memory revenues decreased $236 million in the first three quarters of 2002 compared to the same period in 2001 as the result of lower average selling prices, partially offset by higher unit shipments.

     Revenues decreased $15 million in the third quarter 2002 compared to the same quarter 2001 due to lower average selling prices, partially offset by higher unit shipments.

RF and Automotive

     RF and Automotive revenues decreased $46 million in the first three quarters of 2002 compared to the same period in 2001 as the result of lower average selling prices and lower unit shipments.

     Revenues decreased $3 million in the third quarter 2002 compared to the same quarter 2001 due to lower average selling prices and lower unit shipments.

Net Revenues - By Geographic Area

     The Company’s net revenues by geographic areas are summarized as follows (in thousands ):

	Three Months Ended September 30,			Nine Months Ended September 30,
Region	2002	2001	(Decrease) Increase	2002	2001	(Decrease) Increase

North America	$65,173	$68,638	$(3,465)	$189,889	$294,882	$(104,993)
Europe	92,276	92,281	(5)	295,207	397,169	(101,962)
Asia	135,363	123,577	11,786	383,815	449,004	(65,189)
Other	5,845	10,256	(4,411)	20,272	46,637	(26,365)

Total	$298,657	$294,752	$3,905	$889,183	$1,187,692	$(298,509)

     Revenues in all regions decreased in the first three quarters 2002 compared to the same period in 2001. For the third quarter 2002 compared to the third quarter 2001, revenues increased in Asia, remained relatively flat in Europe, and decreased in North America and Other.

     Revenues from North America in the first three quarters 2002 declined $105 million or 36% compared to the same period in 2001 because of lower unit shipments and lower average selling prices. Third quarter 2002 revenues decreased by $3 million compared to the same quarter in 2001 as the result of lower average selling prices, partially offset by higher unit shipments.

     Revenues from Europe in the first three quarters of 2002 decreased $102 million or 26% compared to the same period in 2001 because of lower unit shipments. Third quarter 2002 revenues compared to third quarter 2001 revenues were relatively constant because of higher unit shipments, offset by lower average selling prices.

     Revenues from Asia in the first three quarters of 2002 declined $65 million or 15% compared to the same period in 2001 because of lower average selling prices, partially offset by higher unit shipments. Third quarter 2002 revenues increased $12 million compared to the same period in 2001 as the result of higher unit shipments, partially offset by lower average selling prices.

     In the first three quarters of 2002 approximately 24% of sales were denominated in foreign currencies, compared to 21% in the same periods in 2001. Had exchange rates in the first three quarters of 2002 remained the same as the average exchange rates for the same period in 2001 our reported revenues would have been approximately $1 million lower. In the third quarter of 2002 approximately 25% of sales were denominated in foreign currencies, compared to 21% in the same period in 2001. Had exchange rates in the third quarter 2002 remained the same as the average exchange rate in the same period in 2001 our reported revenues in the third quarter 2002 would have been approximately $5 million lower.

Cost of Revenues and Gross Margin

     Our cost of revenues as a percentage of net revenues increased to 82% in the first three quarters of 2002, compared to 70% in the same period in 2001. Cost of revenues as a percentage of net revenues decreased to 86% in the third quarter 2002, from 89% in the corresponding period of 2001.

     Gross margin was 18% for the first three quarters of 2002 compared to 30% in the same periods of 2001 because of lower average selling prices partially offset by reductions in costs as a consequence of the restructuring and cost containment programs that have been implemented in 2001 and 2002. Gross margin was 14% for the third quarter 2002 compared to 11% in the same period of 2001. The gross margin improvement resulted from reductions in costs as a consequence of our restructuring and cost containment programs, partially offset by lower average selling prices.

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

Research and Development (R&D)

     Research and development cost increased to 21% of net revenues in the first three quarters of 2002 compared to 17% in the same period of 2001 as a result of declining net revenues, which serve as the denominator. In absolute dollar terms our expenditures for R&D declined to $192 million in the first three quarters of 2002 from $204 million in the same period of 2001. As a percentage of net revenues as well as in absolute dollar terms, R&D expenses in the third quarter of 2002 were consistent with the same period of 2001. The decreases in R&D expenditures are primarily the result of our cost control efforts over the past year.

     The closure of our Irving, Texas facility in July 2002 is expected to lead to a reduction of approximately $9 million in quarterly costs related to research and development. Approximately $4.7 million of expenses relating to the Irving, Texas facility were included in research and development for the quarter ended September 30, 2002. The facility was engaged in process and product development work, some of which will be moved to our other 8 inch wafer fabrication facilities in Rousset, France and North Tyneside, U.K. See Note 7 of Notes to Condensed Consolidated Financial Statements

     We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve and we are committed to appropriate levels of expenditures for research and development.

Selling, General and Administrative (SG&A)

     As a percentage of net revenues, SG&A expenses in the first three quarters of 2002 were 11%, compared to 12% in the same period of 2001, but in absolute dollar terms they decreased $51 million compared to the same period of 2001.

     As a percentage of net revenue, selling, general and administrative expenses decreased to 11% in the third quarter of 2002 from 16% in the third quarter of 2001.

     Both decreases were primarily due to cost reductions due to reduced sales, marketing, general and administrative activities and declines in selling commissions related to lower sales.

Interest and Other Expenses

     For the first three quarters of 2002, net interest and other expenses were $25 million compared to $12 million in the same period of 2001 which can be attributed to a smaller amount of cash and other short term investments held by us as well lower interest rates on cash and other short term investments. We reported $6 million of net interest and other expense for the third quarter of 2002 compared to $10 million in the third quarter of 2001. The decrease in net interest and other expense can be attributed to larger foreign exchange gains on revaluation of foreign currency denominated assets and lower interest expense related to long term debt and capital leases, offset by lower interest income on cash and other short term investments held by us. This net expense is affected by several variables such as interest rates, exchange rates, and relative balances of investment and borrowing which can have a greater or lesser effect during any period.

Restructuring and Asset Impairment Charge

     In the second quarter 2002, we recorded a $341 million asset impairment charge related to the equipment in our wafer fabrication facilities in Irving, Texas and North Tyneside, U.K. In the third quarter of 2002, we recorded a restructuring and asset impairment charge of $39.6 million, primarily related to the closing of our Irving, Texas facility and making it available for sale.

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

     During 2001 and early 2002, business conditions in the semiconductor industry deteriorated rapidly. Global monthly semiconductor sales declined from $18.4 billion in September 2000 to $10.2 billion in September 2001 and have been recovering slowly, reaching $11.9 billion in August 2002. Our quarterly revenues have also declined from $574 million in the fourth quarter 2000 to $299 million in the third quarter 2002. We do not expect a rapid improvement in market conditions

     As a result of the difficult operating conditions that continue to exist in the semiconductor industry and the slow rate of recovery of revenues in the semiconductor industry, in the second quarter 2002 we performed an asset impairment review of our fixed assets. In assessing the impairment, we grouped manufacturing assets at the lowest level from which there were identifiable cash flows that were largely independent of the cash flows of other groups of assets. We determined that currently projected production volumes and related cash flows from the fabrication facilities in Irving, Texas and North Tyneside, U.K. would not be sufficient to recover the carrying value of those facilities. We concluded that these assets are impaired and have written down the carrying values of these facilities to our estimate of their fair values. Our estimate of fair value was based on an outside appraisal that assumed the assets would continue in use at their current locations. The assets will be depreciated over their remaining useful lives.

     In the third quarter of 2002 we reassessed the overall manufacturing capacity of the Irving facility against the potential anticipated demand and decided to close the facility without conducting any commercial production there. The facility was placed on the market for sale in August 2002. We intend to complete a sale within one year, however the timing of a final sale is uncertain given the current market for semiconductor manufacturing facilities. As a result of the decision to close the close the facility and make it available for sale, we recorded $42.2 million of charges consisting of:

•	an asset impairment charge of $23.5 million for the write down of assets held for sale to their estimated net realizable value of $174.4 million. The estimate of net realizable value was based on an outside appraisal of the fabrication facility. Certain pieces of equipment will be transferred to our manufacturing facilities in North Tyneside, U.K. and have not been included in the appraisal. Although we believe we can sell the facility at our carrying value of $174.4 million there can be no assurance we can do so. If the difficult operating conditions that exist in the semiconductor industry do not improve, we may not be able to realize the current carrying value from a buyer interested in using the facility as a wafer fabrication facility.

•	costs for terminating contracts with suppliers of $13.9 million to be paid in future periods.

•	employee termination costs of $3.7 million for 297 employees. Approximately $3.1 million of the charge was paid before September 30, 2002, while the remaining amounts will be paid through September 2003.

•	a $1.1 million charge related to the repayment of a property tax abatement to be paid by January 2003.

     Ongoing costs will consist of expenses to maintain, market and secure the facility, remove and transport equipment, and property taxes. These costs are not expected to be significant.

     In addition, during the third quarter of 2002, we recorded a reversal of $2.6 million of restructuring charge that was taken in the third quarter of 2001 relating to reductions of force in Europe that were determined to be no longer required.

Income Tax Provision

     Our effective tax rates benefit for the three months ended September 30, 2002 and September 30, 2001 were 0% and 23%, respectively, resulting in an income tax expense of $0 million and an income tax benefit of approximately $128 million, respectively. Our effective tax rate (benefit) for the nine months ended September 30, 2002 and September 30, 2001 were 18% and (20%), respectively. The change in the effective rates from prior periods can be attributed primarily to an increase in the valuation allowance recorded against our net deferred tax assets during the second quarter. In view of the cumulative losses incurred during 2001 and 2002, and based on our revised projections for the rest of the calendar year 2002 and beyond, it was determined that it was more likely than not that these net deferred tax assets would not be realized.

     Our effective rate generally varies from the U.S. statutory rate primarily due to differences in U.S. and foreign tax rates, changes in valuation allowances for deferred tax assets and the utilization of certain credits.

Net Income (Loss)

     We reported a net loss of $626 million for the first three quarters of 2002 compared to net loss of $387 million in the same period of 2001. The net loss in the first three quarters of 2002 consists of four major components:

1)	$40 million restructuring and asset impairment charge taken in the third quarter of 2002 primarily in connection with the closing of our Irving facility and making it available for sale (see Note 7 of Notes to Condensed Consolidated Financial Statements),

2)	$341 million asset impairment charge taken in the second quarter 2002 (see Note 7 of Notes to Condensed Consolidated Financial Statements),

3)	$99 million tax provision taken in the second quarter 2002 to establish a valuation allowance against our deferred tax assets, and

3)	$146 million loss from operations and interest and other (expenses) income, net.

     The net loss in the first three quarters of 2001 consists of four major components:

1)	$463 million asset impairment charge taken in the third quarter of 2001 relating to the manufacturing assets in Colorado Springs, Colorado, Rousset, France and Nantes, France.

2)	$19 million charge taken in the third quarter of 2001 in connection with reduction of force in Europe.

3)	$2 million loss from operations and interest and other (expenses) income, net.

4)	$97 million of net tax benefit recognized.

     Our net loss in the third quarter 2002 was $102 million compared to a net loss of $443 million in the third quarter 2001.

     The losses for the first three quarters and the third quarter 2002 were due primarily to the significant decline in our net revenues while major fixed costs such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities and perform research and development necessary to remain competitive have remained stable. We were unable to reduce such costs as quickly as net revenues declined.

Liquidity and Capital Resources

     At September 30, 2002 we had $389 million of cash and cash equivalents, compared to $333 million at December 31, 2001. Short term investments decreased from $260 million to $109 million over the first three quarters of 2002 as funds have been used to repay debt and reduce trade accounts payable to $101 million at September 30, 2002 from $147 million at December 31, 2001, to pay for acquisition of fixed assets and to pay for operating expenses.

     Total current assets exceeded total current liabilities by 1.4 times at September 30, 2002, compared to 1.6 times at December 31, 2001. Our working capital decreased by $167 million during the first three quarters of 2002, $154 million during the third quarter of 2002, by $3 million during the second quarter 2002 and by $10 million in the first quarter 2002. The decrease in the current ratio and working capital were caused primarily because we have classified the carrying amount of the 2018 convertible notes, which were included in non-current liabilities at December 31, 2001, as a current liability at September 30, 2002. The 2018 convertible notes are redeemable at the option of the holders as of April 21, 2003, 2008, and 2013, at prices equal to the issue price plus the accrued interest. If the holders exercise this “put” option, we may, at our option, choose to redeem the debt, which will be approximately $150 million in April 2003, for cash or with our common stock, or any combination of the two. In light of the decline in the market price of our stock, we may decide to use cash to redeem any notes that are submitted for redemption by the holders in April 2003.

     In addition, in October, 2002 our Board approved a stock repurchase program to purchase up to 100,000,000 shares of our common stock in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general market conditions and other factors.

     The Company’s accounts receivable increased 1% to $189 million at September 30, 2002 from $187 million at December 31, 2001. The average days of accounts receivable outstanding was 57 days at the end of the third quarter 2002 compared to 60 days at December 31, 2001. We monitor collection risks and provide an adequate allowance for doubtful accounts related to these risks. While there can be no guarantee of collecting these receivables, we believe that substantially all net receivables will be collected given customers’ current credit ratings.

     Inventories declined by $15 million to $287 million at September 30, 2002 from $302 million at December 31, 2001. Days sales in inventory were 101 days at the end of the third quarter 2002 compared to 119 days at December 31, 2001. We are continuing to take measures to reduce manufacturing costs in line with reduced demand, but the fixed nature of many manufacturing costs limits our ability to respond as quickly as demand for our products changes.

     We have $55 million of debt obligations that require compliance with certain financial covenants and those obligations have been classified in the balance sheet as current liabilities at September 30, 2002. If we do not renegotiate those covenants or repay the underlying debt, we believe we may not comply with the covenants on December 31, 2002, when compliance is determined. It is our intention to either negotiate and revise the covenants, or to repay the debt obligation before December 31, 2002. We believe that we have sufficient financial resources available to make any necessary payments to avoid defaulting on any debt obligations in 2002.

     Additionally, we have approximately $39 million of debt obligations with cross default provisions. We believe that we can take action to avoid triggering any cross default clauses and that in the unlikely event we are required to repay these loans ahead of their due dates, we have the resources to make such repayments.

Cash Flow

     From Operating Activities: During the nine months ended September 30, 2002, net cash provided by operations was $170 million, compared to $284 million in the same period of 2001, a decrease of $114 million, or 40%. The lower amount of cash provided by operating activities is primarily due to significantly increased net loss excluding the effects of items not requiring the use of cash. This increased net loss was partially offset by changes in our operating assets and liabilities during the first three quarters of 2002 that provided $149 million of cash compared to changes in the same balance sheet items providing $42 million of cash during the same period in 2001. We received income tax refunds amounting to approximately $82 million during the first three quarters of 2002 compared to payments of $68 million that we made during the same period of 2001.

     From Investing Activities: Cash provided by investing activities was $68 million during the first nine months of 2002, compared to cash used of $547 million during the comparable period of 2001, an increase of $613 million. This increase in cash provided by investing activities was primarily due to a significant reduction in cash disbursements made to acquire fixed assets.

     From Financing Activities: Net cash used by financing activities totaled $204 million in the first three quarters of 2002 compared with net cash generated of $143 million in the same period last year. The principal reasons for the relative decline was our receipt of approximately $200 million in net proceeds from a convertible bond offering in May 2001, an event not repeated in the first three quarters of 2002, and greater principal payments on our capital leases and notes

     Whenever possible, capacity improvements and expansions have been funded from our operating results. In 2001 and the first three quarters of 2002 gross margins came under pressure because we generated less revenue while many costs we put in place during 2000 continued at their previous levels, harming our operating results.

     Cash flow from operations is a principal source of our liquidity and our funding for capacity expansion and it has decreased as our revenues declined. Our ability to borrow funds on favorable terms is reduced when our operating cash flow declines. We believe that our existing balance of cash, cash equivalents and short term investments, together with cash flow from operations, sale of assets, equipment lease financing, and other short- and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

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

     Beginning late in the fourth quarter 2000, the semiconductor industry began to experience a downturn. Our business has been impacted by this recent downturn, with the effect that our net revenues of $1,472 million in 2001 declined by $541 million, or 27%, from $2,013 million in 2000. Our net revenues for the first three quarters of 2002 of $889 million were lower by $299 million, or 25%, compared to $1,188 million in same period in 2001. Our revenues of $299 million for the third quarter 2002 increased by $4 million from the third quarter of 2001 but decreased by $15 million from the second quarter 2002. We cannot predict with any degree of certainty when business conditions will improve. If the current downturn continues our results of operations would be further harmed.

     We believe that our future sales will depend substantially on the success of our new products. Our new products are generally incorporated into our customers’ products or systems at the design stage. However, design wins may precede volume sales by a year or more. We may not be successful in achieving design wins or design wins may not result in future revenues, which depend in large part on the success of the customer’s end product or system. We expect the average selling price of each of our products to decline as individual products mature and competitors enter the market. To offset average selling price decreases, we rely primarily on reducing costs to manufacture those products, increasing unit sales to absorb fixed costs and introducing new, higher priced products which incorporate advanced features or integrated technologies to address new or emerging markets. Our operating results could be harmed if such cost reductions and new product introductions do not occur in a timely manner. From time to time, our quarterly revenues and operating results can become more dependent upon orders booked and shipped within a given quarter and, accordingly, our quarterly results can become less predictable and subject to greater variability.

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

     THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS

     The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The industry is currently experiencing this type of downturn and experienced a similar downturn as recently as 1998. These downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices. The current downturn is widely thought to be the worst that the semiconductor industry has ever experienced and has lasted for almost two years. If it continues our results of operations would be further harmed. We derived 31% of our revenues in the third quarter of 2002 from the commodity memory portion of the semiconductor industry, compared to 42% of our revenues in 2001, 37% of our revenues in the third quarter 2001 and 31% of our revenues in the second quarter 2002. This portion of the industry suffered from excess capacity in 1998 and again from the second half of 2001 through the present, which led to very substantial price reductions. We cannot predict with any degree of certainty when the current downturn will improve.

     During the current downturn and in the past, our operating results have also been harmed by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity and declining gross margins. As a result we recognized a restructuring charge of $40 million in the third quarter of 2002 and an asset impairment charge of $341 million in the second quarter 2002 in addition to the $481 million restructuring charge that we took in 2001. Our business may be harmed in the future not only by cyclical conditions in the semiconductor industry as a whole but also by slower growth in any of the markets served by our customer products.

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

     Since 2001, our gross margin declined significantly as a result of the increase in fixed costs and operating expenses related to the expansion of capacity in 2000 and 2001 and lower unit sales over which to spread these costs. If the most recent downturn in the semiconductor industry continues into the fourth quarter of 2002 or worsens, our inability to reduce fixed costs, such as depreciation, and employee and other expenses necessary to maintain and operate our wafer manufacturing facilities would further harm our operating results.

     We announced in the third quarter 2001 that we were ceasing high volume production at one of our two wafer fabrication facilities in Colorado Springs, Colorado and at one of our facilities in Europe. We announced in July 2002 that we were closing prior to beginning commercial production our wafer fabrication facility located in Irving, Texas that we acquired in 2000, and we have put the facility on the market. We continue to evaluate the current restructuring and asset impairment reserves as the restructuring plans are being executed. As a result, there may be additional charges/reversals.

     Reducing our wafer fabrication capacity involves significant potential costs and delays, particularly in Europe, where we have substantial manufacturing facilities and where the extensive statutory protection of employees imposes substantial costs and delays on their employers when the market requires downsizing. Such costs and delays include compensation to employees and local government agencies, requirements and approvals of governmental and judicial bodies, and losses of governmental subsidies. We may experience labor union or other difficulties implementing any additional downsizing that we may be required to make if the current downturn continues or worsens. Any such difficulties that we experience would harm our business and operating results, either by deterring needed downsizing or by the additional costs of accomplishing it in Europe relative to America or Asia.

     If a rebound occurs in the worldwide semiconductor industry and we cannot expand our capacity on a timely basis, we could experience significant capacity constraints that would prevent us from meeting increased customer demand, which would also harm our business.

     Expanding our wafer fabrication capacity involves significant risks, including shortages of materials and skilled labor, unavailability and high cost of semiconductor manufacturing and testing equipment, and requirements and approvals of governmental and judicial bodies. Any one of these risks could delay the building, equipping and production start-up of a new facility or the expansion of an existing facility, and could involve significant additional costs or reduce our anticipated revenues. In addition, the depreciation and other expenses that we incur in connection with the expansion of our manufacturing capacity may continue to reduce our gross margins in future periods.

     The cost of expanding our manufacturing capacity at our existing facilities, acquiring additional facilities, maintaining existing or additional facilities or implementing new manufacturing technologies is typically funded through a combination of available cash resources, cash from operations and additional lease, debt or equity financing. Our available cash from operations has not been sufficient since the current downturn began to finance expansion of our facilities or the implementation of new technologies, and may remain insufficient if the downturn continues. In light of our recent losses since the middle of 2001, we may not be able to obtain from external sources the additional financing necessary to fund the maintenance or expansion of our manufacturing facilities or the implementation of new manufacturing technologies.

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

     OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.

     Sales to customers outside North America accounted for approximately 75%, 64% and 65% of net revenues in 2001, 2000 and 1999 and 78% in the first nine months of 2002. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. In recent years we have significantly expanded our international operations, most recently through our acquisitions of a wafer fabrication facility in North Tyneside, U.K. in September 2000, and Atmel Grenoble in May 2000. International sales and operations are subject to a variety of risks, including:

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

     Approximately 79%, 75% and 78% of our sales in 2001, 2000 and 1999 were denominated in U.S. dollars and 76% in the first nine months of 2002. During these periods our products became less price competitive in countries with currencies declining in value against the dollar.

In 1998, business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. While these conditions stabilized in 2000 and 1999, the continuance or worsening of adverse business and financial conditions in Asia, where 38%, 34% and 34% of our revenues were generated in 2001, 2000 and 1999 and 44% in the first nine months of 2002, would likely harm our operating results.

     WHEN WE TAKE FOREIGN ORDERS DENOMINATED IN LOCAL CURRENCIES, WE RISK RECEIVING FEWER DOLLARS WHEN THESE CURRENCIES WEAKEN AGAINST THE DOLLAR, AND MAY NOT BE ABLE TO ADEQUATELY HEDGE AGAINST THIS RISK.

     When we take a foreign order denominated in a local currency we will receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenues, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenues can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in euros and yen were 16% and 5% of our revenues in 2001, compared to 19% and 6% in 2000 and 20% and 4% in the first nine months of 2002. We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

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

     As of September 30, 2002, our long term convertible notes and long term debt (less current portion) was $459 million compared to $693 million at December 31, 2001. Our long term debt

(less current portion) to equity ratio at September 30, 2002 and December 31, 2001 was 0.5. Our current debt levels as well as any increase in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

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

     Our ability to service long-term debt in the US or to obtain cash for other needs of the Atmel group from our foreign subsidiaries may be structurally impeded. Since a substantial portion of our operations are conducted through our subsidiaries, our cash flow and ability to service debt are partially dependent upon the liquidity and earnings of our subsidiaries as well as the distribution of those earnings, or repayment of loans or other payments of funds by those subsidiaries, to the US parent corporation. These subsidiaries are separate and distinct legal entities and may have limited or no obligation, contingent or otherwise, to pay any amounts to us, whether by dividends, distributions, loans or other payments. However, the US parent corporation owes much of our consolidated long-term debt, including our two outstanding issues of convertible notes.

     In addition, the payment of dividends or distributions and the making of loans and advances, to the US parent corporation, by any of our subsidiaries could in the future be subject to statutory or contractual restrictions or depend on other business considerations and be contingent upon the earnings of those subsidiaries. Any right held by the US parent corporation to receive any cash or other assets of any of our subsidiaries upon its liquidation or reorganization will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. Although the US parent corporation may be recognized as a creditor, its interests will be subordinated to other creditors whose interests will be given higher priority

     WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

     Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures aggregating $1,951 million in 1999, 2000 and 2001, in large part preparing for expected increases in demand, and in light of falling demand have recognized asset impairment charges aggregating $803 million in the third quarter 2001 and the second quarter 2002. We intend to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. Currently, we expect our 2002 capital expenditures to be approximately $105 million. We may seek additional equity or debt financing to fund further expansion of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

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

     SYSTEM INTEGRATION DISRUPTIONS COULD HARM OUR BUSINESS.

     We are currently transitioning our European operations to the integrated financial and supply chain management system we currently utilize for our North American operations. This transition process is complex, time-consuming and expensive. Operational disruptions during the course of this transition process or delays in the implementation of this new system could adversely impact our European operations. Our ability to forecast sales demand, ship products, manage our product inventory and record and report financial and management information on a timely and accurate basis could be impaired during the transition period.

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

     Atmel has short term debt, long term debt and capital leases totaling $788 million at September 30, 2002. Approximately $636 million of these borrowings have fixed interest rates and approximately $152 million have floating interest rates. We do not hedge the floating interest rate risk and interest expenses could be adversely affected should this rate increase significantly. A hypothetical 100 basis point increase in this interest rate would have a $0.4 million adverse impact on income before taxes on Atmel’s Consolidated Statements of Operations for the remainder of 2002. While there can be no assurance that this rate will remain at current levels, we believe this rate will not increase significantly (defined as an increase of more than 100 basis points) and cause any harm to our operations and financial position.

Foreign Currency Risk

     When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenue, this would negatively affect our operating results. In Europe, where our significant operations have costs denominated in euros, these negative impacts on revenue can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in yen were 4% of our revenue in the first three quarters of 2002, compared to 5% in all of 2001. Sales denominated in foreign currencies were 24% in the first three quarters of 2002, compared to 21% in all of 2001. We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

Item 4.   Controls and Procedures.

(a)   Evaluation of disclosure controls and procedures.

     Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”), we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)   Changes in internal controls.

     Our review of our internal controls was made within the context of the relevant professional auditing standards defining “internal controls,” “significant deficiencies,” and “material weaknesses.” “Internal controls” are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. “Significant deficiencies” are referred to as “reportable conditions,” or control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

     Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     We are not a party to any legal proceedings that management believes could have a material adverse effect on our operating results.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

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

Item 6: Exhibits and Reports on Form 8-K

A.      Exhibits

The following Exhibits have been filed with this Report:

3.1	Amendment to Atmel Corporation By-laws.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION

(Registrant)

November 13, 2002	/s/ GEORGE PERLEGOS

George Perlegos
President, Chief Executive Officer
(Principal Executive Officer)

November 13, 2002	/s/ DONALD COLVIN

Donald Colvin
Chief Financial Officer and Vice President, Finance
(Principal Financial and Accounting Officer)

CERTIFICATIONS

     I, George Perlegos, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Atmel Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant ’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant ’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/  George Perlegos
_____________________
George Perlegos
President & CEO

     I, Donald Colvin, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Atmel Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant ’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant ’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant ’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/  Donald Colvin
_____________________
Donald Colvin
Vice President & CFO

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amendment to Atmel Corporation By-laws.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.