Form 10-K
period 2002-12-31
ATMEL CORP
filed 2003-03-24
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-19032

ATMEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0051991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

As of June 28, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 467,823,206 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ National Market on June 28, 2002) was approximately $2,358,617,929. Shares of Common Stock held by each officer and director and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2003 Registrant had outstanding 468,321,525 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2003 is incorporated by reference in Part III of this Report on Form 10-K to the extent stated herein.

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

     Investors are cautioned that certain statements in this Annual Report on Form 10-K and in the documents incorporated herein by reference are forward looking statements that involve risks and uncertainties. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “views,” and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections about our business and the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to risk factors identified in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section entitled “Trends, Uncertainties and Risks” on page 27, and similar discussions in our other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward looking statements in this Form 10-K. In this report, all share numbers and per share amounts have been adjusted to reflect our 2-for-1 stock split in the form of a 100% stock dividend to stockholders of record as of August 11, 2000.

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

     We design, develop, manufacture and sell a wide range of IC products. We develop and commercialize nonvolatile memory that continues to store information after power is turned off. We leverage our expertise in nonvolatile memories by combining them with microcontrollers, digital signal processors and other logic to meet the evolving and growing needs of our customers. These complex system-on-a-chip solutions for a broad array of markets are manufactured using our multiple leading edge process technologies, including complementary metal oxide semiconductor (CMOS), double-diffused metal oxide semiconductor (DMOS), logic, CMOS logic, bipolar, bipolar CMOS (BiCMOS), silicon germanium (SiGe), SiGe BiCMOS, analog, bipolar double diffused CMOS (BCDMOS) and radiation tolerant process technologies. We develop these process technologies ourselves to ensure they provide the maximum possible performance. We manufacture more than 90% of our products in our own wafer fabrication facilities, or fabs. We believe our broad portfolio of manufacturing capabilities allows us to produce ICs that enable our customers to rapidly introduce leading edge electronic products that are differentiated by higher performance, advanced features, lower cost, smaller size, longer battery life and more memory. Our products are used primarily in the following markets: communications, consumer electronics and computing, storage, automotive, security and imaging.

     We were originally incorporated in California in December 1984. In October 1999 we were reincorporated in Delaware. Our principal offices are located at 2325 Orchard Parkway, San Jose, California 95131, and our telephone number is (408) 441-0311. Our internet address is: www.atmel.com; however, the information in, or that can be accessed through, our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Products

     Our products consist primarily of advanced logic, mixed-signal, nonvolatile memory, radio frequency and system-level integration semiconductor solutions.

     Our business has four operating segments (see Note 13 of Notes to Consolidated Financial Statements). Each segment offers products that compete in one or more of the end markets described below under the caption “Principal Markets and Customers.”

•	Application specific integrated circuit (ASIC) segment includes full custom application specific integrated circuits, semicustom gate arrays and semicustom cell-based integrated circuits (CBICs) designed to meet specialized single-customer requirements for their high performance devices in a broad variety of applications. In addition, this business unit includes field programmable gate arrays (FPGAs), programmable logic devices (PLDs), imaging sensors and processors, audio processors, data communication processors and data acquisition and control circuits for general sale to multiple customers who use them in products for telecommunications, computers, networking, image processing, industrial, automotive, avionics and smart card applications.

•	Microcontrollers segment includes a variety of microcontrollers including microcontrollers containing embedded nonvolatile memory.

•	Nonvolatile Memories segment includes Flash memories, electrically erasable programmable read only memories (EEPROMs), and erasable programmable read only memories (EPROMs) for use in a broad variety of customer applications.

•	Radio Frequency (RF) and Automotive segment includes radio frequency and analog circuits for the telecommunications, automotive and industrial markets.

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

     FPGAs. We believe our FPGA designs are well suited for data and computation intensive applications and afford our customers migration paths among various logic solutions as their volume and cost requirements change. Our AT6000 FPGAs are being used in graphics, image processing, networking and telecommunications applications, often as a co-processor to a digital signal processor (DSP) to speed-up certain software routines by implementing them in hardware. Our AT40K family of FPGAs with FreeRAM and Cache Logic® offer distributed RAM without loss of logic resources as well as a reconfigurable solution for adaptive DSP and other computationally intensive applications. The devices range in density from 2,000 to 150,000 usable gates. Our customers can use industry standard computer aided engineering (CAE) tools to design both the AT6000 and AT40K FPGA families into their products. We have also introduced a family of reconfigurable FPGA Serial Configuration EEPROMs that can replace one-time-programmable devices. These devices may be used for configuring not only our FPGAs but also those from other FPGA makers. Additionally, FPGA to gate array conversion (ULC) is available for both military and commercial applications.

     The Field Programmable System Level Integrated Circuit (FPSLICTM ) family of devices combines an AVR microcontroller core, standard peripherals and SRAM program and data memory, along with significant amounts of AT40K FPGA cells which can be programmed by users to quickly and easily customize the IC’s function. These devices were the industry’s first such combination of so-called “hard macro” reduced instruction set (RISC)-based microcontroller and memory functions with on-chip FPGA customizable functions. The family is offered with unique co-verification development tools that allow a system designer to perform microcontroller software verification concurrently with FPGA hardware verification.

     Sensors. Our line-up of imaging and sensing products include CCD and CMOS image sensors and processors that cover the market from entry level to the high resolution required for professional, medical, automotive and military applications. Our portfolio of ICs covers innovative image processor technology needed to satisfy our customer’s needs for complex image processors and industrial grade image sensors, and can also be integrated into complete digital camera modules

     PLDs. We have developed a line of PLDs, ranging from 500 to 15,000 gates that are reprogrammable and incorporate nonvolatile elements from our EEPROM technology. These devices are sometimes used as prototyping and pre-production devices and allow for later conversion to gate array products for volume production. For these situations, we offer customers the ability to migrate from FPGAs or PLDs (either their own or competitors’) to our gate arrays with minimal conversion effort. We offer CMOS PLDs with high performance and low power consumption.

     Smart Cards. We offer a range of secure memory products that address the entire smart card market, from low complexity, serial products to highly complex Cryptocontroller products. These products provide customers with advanced security solutions, both for contact and contactless cards. Our contact smart cards range from 1Kbit to 256Kbit in memory density. Our contactless smart cards range from 1Kbit to 64Kbit in memory density.

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

Microcontrollers

     Our Microcontroller business unit offers a variety of products to serve the commercial and aerospace marketplaces for embedded controls. The cornerstone of the product portfolio is two 8-bit microcontroller architectures targeted at the high volume embedded control segment. They are the 8051 and AVR microcontrollers. The 8051 family consists of microcontrollers containing read only memory, one time programmable memory, or Flash memory and microcontrollers without memories plus application specific products designed to enable MP3, CAN or smart card reader systems. The AVR microcontroller family uses a RISC architecture that is optimized for C language code density and low power operation. Both microcontroller families are offered as standard products, as building blocks in our ASIC library or as application specific products. The microcontroller families offer a large variety of memory densities, package types and peripheral options including analog capability.

     Additionally, under license agreements, we make and sell secure versions of an 8-bit microcontroller to serve smart card markets, standard and secure versions of ARM core-based 32-bit microcontrollers to serve high performance embedded processing applications, and high reliability versions of the Motorola Power PC and 68000 microprocessor families to serve military and industrial applications.

     We are a supplier to the aerospace industry, delivering radiation-tolerant and radiation-hard SRAM, Dual Port RAM, FIFO, ASIC and 32-bit SPARC processors.

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

     Parallel-Interface EEPROMs. We supply high performance in-system programmable parallel-interface EEPROMs. We believe that our parallel-interface EEPROM products, all of which are full featured, represent the most complete parallel-interface EEPROM product family in the industry. We have maintained this leadership role through early introductions of high speed, high capacity and low power consumption CMOS devices. We are the sole-source supplier for several customers for certain parallel-interface EEPROM devices. In the design of this product family, we have emphasized device reliability, achieved partly through the incorporation of on-chip error detection and correction features. These products are generally used to contain frequently updated data in communications infrastructure equipment and avionics navigation systems.

     Serial-Interface EEPROMs. We used our parallel-interface EEPROM technology and sub-micron fabrication capability to enter the serial-interface EEPROM market. This move allowed us to substantially broaden our EEPROM product offerings to include most package and temperature configurations required by customers in certain segments of the serial-interface EEPROM market such as the 2-wire, 3-wire, 4-wire and serial peripheral interface (SPI) market segments. As with the parallel-interface EEPROM family, we believe our serial-interface EEPROM products represent the most complete family in the industry. The serial-interface EEPROM product line incorporates many of the reliability, speed and other features of our parallel-interface EEPROM products. These products are generally used to contain user-preference data in cellular and cordless telephones, home appliances, automotive applications and computer peripherals or stored value data in smart cards.

     Flash Memories. Flash memories represent the latest technology in nonvolatile devices that can be reprogrammed in-system. Flash memories offer a middle ground in price and features between EPROMs, which can be reprogrammed only a few times and only if removed from a system, and relatively more expensive parallel-interface EEPROMs, in which any individual byte of data can be reprogrammed on the device in-system tens to hundreds of thousands of times. Our Flash memories, based on our EEPROM technology, were the industry’s first Flash memories that could be reprogrammed using only a single 5-volt power source, a single 3-volt power source, a single 2.7-volt power source or a single 1.8-volt power source as opposed to the heavier, larger and more expensive 12-volt power sources typically utilized by many EPROM-based Flash memories. These lower power requirements are particularly important in portable telecommunications and consumer electronic products and other systems where small size and weight and longer battery life are critical customer requirements. We have expanded our Flash product offerings by introducing a range of products based on our more cost-effective Flash technology. We currently offer Flash memories with capacities of 256 kilobits to 64 megabits in each IC.

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

     DataFlash. The DataFlash product family represents one of our newest innovations in nonvolatile memory. DataFlash products are designed to easily and efficiently handle large amounts of frequently changing data, ideally addressing the needs of digital voice storage, digital image storage, and text/data storage applications such as digital answering machines, cellular phones, fax machines, digital cameras and computer peripherals where small size is an important factor.

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

     We also specialize in providing intelligent load driver ICs suited for the rugged automotive environment. These ICs are manufactured in BCDMOS technology, a 0.8-micron mixed signal high voltage technology providing analog-bipolar, high voltage DMOS power and CMOS logic function on a single chip. The applications for these automotive products are primarily motor and actuator drivers and smart valve controls.

Technology

     From our inception, we have focused our efforts on developing advanced CMOS processes that can be used to manufacture reliable nonvolatile elements for memory and logic integrated circuits. We believe we are a leader in single and multiple-layer metal CMOS processing, which enables us to produce high-density, high-speed and low-power memory and logic products.

     We attempt to meet customers’ demands for constantly increasing functionality on ever-smaller ICs by increasing the number of layers we use to build the circuits on a wafer and by reducing the size of the transistors and other components in the circuit. To accomplish this we develop and introduce new wafer manufacturing techniques as necessary. For example, to allow smaller circuit dimensions by smoothing out surface irregularities between layers, we introduced chemical-mechanical planarization to our wafer manufacturing process and now use it in all our fabrication facilities. We also provide our fabrication facilities with state-of-the-art manufacturing equipment and development resources that allow us to produce ICs with increasingly smaller feature sizes. Our current ICs incorporate effective feature sizes as small as 0.18-microns. We are developing processes that support effective feature sizes as small as 0.13-microns.

     We broadened our technology focus by developing expertise for designing and manufacturing high frequency RF products, which are used primarily in cellular telephones and cordless applications. In order to achieve high frequency with high efficiency and very low noise, a SiGe technology was developed. This technology is based on well-established bipolar silicon process technology, with one of the key process steps, the epitaxial layer, modified by adding germanium to the silicon. The current minimum feature size supports the design of very small RF receivers and transceivers as well as power amplifiers. This technology is designed to replace galium arsenide (GaAs) technology, which is commonly used for power amplifiers in cellular telephones.

     In order to extend the capabilities of SiGe, Atmel has begun to combine the high-frequency features of SiGe with CMOS in order to integrate high-density logic parts and RF analog functions on a single integrated circuit. We believe this SiGe/CMOS technology will enable Atmel to provide single-chip system solutions to the marketplace.

Principal Markets and Customers

     Communications. Communications, including wireless and wireline telecommunications and data networking, is currently our largest end user market. For the wireless market, we provide nonvolatile memory, standard and secure microcontrollers, and baseband and RF ASICs that are used in global standard for mobile communications (GSM) and code-division multiple access (CDMA) mobile phones and their base stations, as well as two-way pagers, mobile radios, 900 MHz cordless phones and their base stations. We also have a range of products based on the IEEE 802.11 wireless LAN standard, and on Bluetooth, a new short-range wireless protocol that enables instant connectivity between electronic devices. Our principal customers in the wireless market include Ericsson, Motorola, Nokia, Philips, Qualcomm, Samsung and Siemens.

     We also serve the data networking and wireline telecommunications markets, which continue to evolve due to the rapid adoption of new technologies. For these markets, we provide ASIC, nonvolatile memory and programmable logic products that are used in the switches, routers, cable modem termination systems and digital subscriber line (DSL) access multiplexers, that are currently being used to build internet infrastructure. Our principal data networking and wireline telecommunications customers include Alcatel, and Siemens.

     Consumer Electronics. Our products are also used in a broad variety of consumer electronics products. We provide multimode audio processors and MPEG2-based decoders with programmable transport for complex digital audio streams used in digital TVs, set top boxes and DVD players. For digital cameras, we provide a single chip digital camera processor solution, as well as medium and high-resolution image sensors. We provide demodulators and decoders for cable modems. We also offer media access controllers for wireless local area networks (LANs) and baseband controllers and network protocol stacks for voice-over-internet-protocol (VoIP) telephone terminals. In addition, we provide secure, encryption enabled, tamper resistant circuits for smart cards and embedded PC security applications. Our principal consumer electronics customers include FujiFilm, GemPlus, Invensys, LG Electronics, Matsushita, Philips, Samsung and Schlumberger.

     Computing, Storage and Printing. The computing and computing peripherals markets are also growing because of the growth of the Internet. For computing applications, we provide Flash memory, universal serial bus (USB) hubs and ASICs for personal computers and servers. Our biometric security IC verifies a user’s identity by scanning a finger. In today’s security conscious environment we believe this IC is finding applications where access to information, equipment and similar resources needs to be controlled or monitored. For storage applications, we provide servo controllers, laser drivers, read channels, and data interfaces for data storage subsystems, hard drives and DVD players. We provide ASICs, nonvolatile memory and microcontrollers for laser printers, inkjet printers, copy machines and scanners. Our principal customers in these markets include Hewlett-Packard, IBM, Intel and Seagate.

Manufacturing

     We currently manufacture our products at our wafer fabrication facilities located in Colorado Springs, Colorado; Heilbronn, Germany; Nantes, France; and Rousset, France. We have an additional facility in North Tyneside, UK, which was kept in a low state of operational readiness during 2002 due to excess manufacturing capacity. We are currently developing fabrication processes in our North Tyneside facility.

     As a result of the economic downturn in the semiconductor industry that began in the fourth quarter 2000, we have taken actions to suspend or reduce our manufacturing capacity and costs to a level that meets demand for our products in order to achieve profitability. Expensive manufacturing equipment has been underutilized or sold at significantly discounted prices, and employee and other manufacturing costs reduced. In the third quarter 2002 we announced closure of the Company’s 8-inch wafer fabrication facility at Irving, Texas. This facility was acquired in 2000, and the Company originally intended to commence commercial production in the second half of 2002. However, given the market conditions in the semiconductor industry, we reassessed our overall manufacturing capacity against the potential anticipated demand and decided to close the facility. The fabrication facility is available for sale and was placed on the market in August 2002. We intend to complete a sale as soon as possible; however the timing of a final sale is uncertain given the current market for semiconductor manufacturing facilities. See Note 6 of Notes to Consolidated Financial Statements.

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

     The deteriorating market conditions we experienced in 2001 and 2002 may continue or worsen, causing our wafer fabrication capacity to continue to be underutilized, and our inability to quickly reduce fixed costs such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities would continue to harm our operating results. If net revenues do not increase sufficiently in future periods to meet these costs, our business would be harmed.

     If market demand for our products increases during 2003 and 2004, we believe that we will be able to substantially meet our production needs from our wafer fabrication facilities through the end of 2004, although this date may vary depending on, among other things, our rate of growth. We will need to hire, train and manage additional production personnel in order to increase our production capacity from current levels. To remain technologically and economically competitive, we must continuously implement new manufacturing technologies such as 0.13-micron line widths in our wafer manufacturing facilities regardless of demand for our products. If the recent downturn continues beyond the first or second half of 2003 or worsens, our efforts to implement these new technologies while reducing costs consistent with demand may be significantly impaired.

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

     Once we have fabricated the wafers, we test the individual circuits on them to identify those that do not function. This saves us the cost of putting mechanical packages around circuits whose failure can be determined in advance. After this initial testing we send the wafers to one of our independent assembly contractors, located in China, Hong Kong, Japan, Malaysia, the Philippines, South Korea, or Taiwan where they are cut into individual chips, assembled into packages and in some cases given a final test. Most of the packaged integrated circuits, however, are shipped back to our production facilities where we perform final testing before shipping them to customers. Our reliance on independent subcontractors to assemble our products into packages involves significant risks, including reduced control over quality and delivery schedules, a potential lack of capacity at our subcontractors and a risk the subcontractor may abandon assembly processes we need. We cannot be sure that our current assembly subcontractors will continue to assemble, package and test products for us. In addition, because our assembly subcontractors are located in foreign countries, we are subject to some risks commonly associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates. As a result, we may experience production delays, insufficient volumes or inadequate quality of assembled products, any of which could harm our operations. To mitigate these risks we execute a strategy of qualifying multiple subcontractors in different countries. However, there can be no guarantee that any strategy will eliminate our risk.

     We reduce the unit cost of our products by producing as many wafers as possible in each plant, by shrinking circuits to fit the most possible on each wafer and by keeping production expenses low. We normally expect to produce at unit costs low enough to provide satisfactory profit margins.

     The raw materials and equipment we use to produce our integrated circuits are available from several suppliers and we are not dependent upon any single source of supply. Some materials have been in short supply in the past and lead times for new equipment have lengthened on occasion, but we did not experience serious difficulties in obtaining raw materials or equipment in 2002.

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

Marketing and Sales

     We market our products worldwide to a diverse base of original equipment manufacturers (OEMs) serving primarily commercial markets. In the United States and Canada, we sell our products to large OEM accounts primarily through manufacturers’ representatives and through national and regional distributors. Our agreements with our representatives and distributors are generally terminable by either party on short notice, subject to local laws. We support this sales network from our headquarters in San Jose, California and through North American regional offices in Southern California, Colorado, Florida, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, North Carolina, Oregon, Texas and Ontario, Canada. Sales to North American OEMs and distributors, as a percentage of worldwide net revenues, were 15% and 7% in 2002, 17% and 8% in 2001 and 26% and 10% in 2000, respectively. Additionally, we have 17 sales offices outside of North America.

     We generate our revenue by selling our products to original equipment manufacturers (OEMs) and distributors. Our policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured.

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

     We sell to foreign customers primarily through international representatives, who are managed from our foreign sales offices. We maintain sales offices in Finland, France, Germany, Hong Kong, Italy, Japan, Korea, Singapore, Sweden, Switzerland, Taiwan and U.K. Our sales outside North America were approximately 78%, 75% and 64% of total revenues in 2002, 2001 and 2000. See Note 13 of Notes to Consolidated Financial Statements. Although the U.S. government imposes some restrictions on export sales we have not experienced any serious difficulties because of them. We expect revenues from our international sales will continue to represent a significant portion of our total revenues. International sales are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements and foreign government regulations.

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

     During 2002, 2001 and 2000 we spent $253 million, $268 million and $252 million, on research and development. Research and development expenses are charged to operations as incurred. We expect these expenditures will increase in the future as and when business conditions improve.

Competition

     We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Fujitsu, Hitachi, Intel, LSI Logic, Microchip, Sharp and STMicroelectronics. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced new products we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. In 2002 and 2001 we experienced significant price competition in our nonvolatile memory business and especially for EPROM and Flash products. We expect continuing competitive pressures in our markets from existing competitors and new entrants, new technology and weak demand, which, among other factors, will likely maintain the recent trend of declining average selling prices for our products.

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

Patents and Licenses

     We maintain a portfolio of United States patents and we have patent applications on file with the U.S. Patent and Trademark Office. We also operate an internal program to identify patentable developments and we file patent applications wherever necessary to protect our proprietary technologies. However, because technology changes very rapidly in the semiconductor industry, we believe our continued success depends primarily on the technological and innovative skills of our employees and their abilities to rapidly commercialize discoveries.

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

     We have in the past been involved in intellectual property infringement lawsuits which harmed our operating results, and we are currently involved in two lawsuits alleging patent infringement. See Item 3, Legal Proceedings. Although we intend to vigorously defend against any such lawsuits, we may not prevail given the complex technical issues and inherent uncertainties in patent and intellectual property litigation. Moreover, the cost of defending against such litigation, in terms of management time and attention, legal fees and product delays, could be substantial, whatever the outcome. If any patent or other intellectual property claims against us are successful, we may be prohibited from using the technologies subject to these claims, and if we are unable to obtain a license on acceptable terms, license a substitute technology, or design new technology to avoid infringement, our business and operating results may be significantly harmed.

     We have several cross-license agreements with other companies. In the future, it may be necessary or advantageous for us to obtain additional patent licenses from existing or other parties, but these license agreements may not be available to us on acceptable terms, if at all.

Employees

     At December 31, 2002, we employed approximately 7,550 persons. Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees, none of whom is subject to an employment agreement for a specified term or a post-employment non-competition agreement, could harm our business.

Backlog

     We make a significant portion of our sales to satisfy recently received purchase orders. We also accept purchase orders for deliveries covering periods up to approximately one year. However, all purchase orders can be revised or cancelled by the customer without penalty. Considering these practices and our experience, we do not believe our record of customer purchase orders provides meaningful backlog figures or that it is reliable enough to predict actual sales for future periods.

Geographic Areas

     In 2002, 22% of our sales were made to customers in North America, 43% to customers in Asia, 33% to customers in Europe, and 2% to customers in other regions. As described in Note 13 of Notes to Consolidated Financial Statements, 21% of our sales were made to customers in the United States. We determine where our sales are made by the destination of our products when they are shipped. At the end of 2002 we owned long-lived assets in the United States amounting to $351 million, in France, $448 million, in Germany, $25 million and in the UK, $215 million.

ITEM 2. PROPERTIES

     At December 31, 2002 we owned the major facilities described below:

Number of Buildings	Location	Total Sq Ft	Use

1	San Jose, CA	291,000	Headquarters offices, research and development, sales and marketing, product design, final product testing
6	Colorado Springs, CO	603,000	Wafer fabrication, research and development, marketing, product design, final product testing
1	Irving, TX	650,000	Available for sale; wafer fabrication, research and development facility
5	Rousset, France	815,000	Wafer fabrication, research and development, marketing, product design, final product testing
5	Nantes, France	131,000	Wafer fabrication, research and development, marketing, product design, final product testing
2	Grenoble, France	196,000	Wafer fabrication, research and development, marketing, product design, assembly and final product testing
4	Heilbronn, Germany	778,000	Wafer fabrication, research and development, marketing, product design, final product testing (74% of square footage is leased to other companies)
9	North Tyneside, UK	753,000	Wafer fabrication, research and development

     In addition to the facilities we own, we lease numerous research and development facilities and sales offices in North America, Europe and Asia. We believe that suitable additional or alternative space will be available as needed on commercially reasonable terms to meet our current and foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

     We currently are a party to various legal proceedings, including those noted below. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income and financial position of Atmel. The estimate of the potential impact on our financial position or overall results of operations or cash flow for the above legal proceedings could change in the future.

     Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by Atmel. The complaint seeks unspecified damages, costs and attorney fees. The parties are currently engaged in discovery. The Court held a Markman claims construction hearing on December 5 and 6, 2002, and the parties submitted final briefs on December 20, 2002. The Court has set a trial date of July 28, 2003. Atmel disputes plaintiff’s claims and intends to defend the lawsuit vigorously.

     Philips Corporation (“Philips”) filed suit against Atmel in the United States District Court, Southern District of New York, on October 30, 2001 for infringement of its patent, seeking injunctive relief against the alleged infringement and damages. Atmel answered Philips’ complaint alleging invalidity, unenforceability, and non-infringement of the patent, which Atmel continues to maintain with the substantial completion of fact discovery. Atmel disputes plaintiff’s claims and intends to defend the lawsuit vigorously.

     Seagate Technology (“Seagate”) filed suit against Atmel on July 31, 2002. Seagate contends that certain semiconductor chips sold by Atmel to Seagate between April 1999 and some indefinite date in 2001 were defective. Seagate contends that this defect has caused millions of disk drives manufactured by Seagate to fail. Though the complaint does not describe the nature of the defect, discovery from Seagate suggests that Seagate believes that the plastic casings of the Atmel chips contain red phosphorus, which in certain highly specific and rare situations can result in an electrical short between the pins in the leadframe of the chip. Seagate seeks unspecified damages as well as disgorgement of profits related to these particular chips. Atmel disputes plaintiff’s claims and intends to defend the lawsuit vigorously.

     On February 7, 2003, a class action entitled Pyevich v. Atmel Corporation, et al., was filed in the United States District Court for the Northern District of California, against Atmel and certain of its current officers and a former officer. The Complaint alleges that Atmel made false and misleading statements concerning its financial results and business during the period from January 20, 2000 to July 31, 2002 as a result of sales of allegedly defective product to a customer and alleges that Atmel violated Section 10(b) of the Securities Exchange Act of 1934. Additional, virtually identical complaints were subsequently filed and will be consolidated into this action. The Complaints do not identify the alleged monetary damages. Atmel disputes plaintiffs’ claims and intends to defend the lawsuit vigorously.

     On February 19, 2003, a derivative class action entitled Cappano v. Perlegos, et al., was filed in the Superior Court for the State of California for the County of Santa Clara. The Complaint names as defendants certain directors, officers and a former officer of Atmel, and Atmel is also named as a nominal defendant. The Complaint alleges that between January 2000 and July 31, 2002, defendants breached their fiduciary duties to Atmel by permitting it to sell defective products to customers. The Complaint alleges claims for breach of fiduciary duty, mismanagement, abuse of control, waste, and unjust enrichment. The Complaint seeks unspecified damages and equitable relief as against the individual defendants. An additional, virtually identical complaint making the same allegations also was filed. Atmel disputes plaintiffs’ claims and intends to defend the lawsuit vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

Executive Officers of the Registrant

     The executive officers of Atmel, who are elected by and serve at the discretion of the Board of Directors, and their ages, are as follows (ages are as of December 31, 2002):

Name	Age	Position

George Perlegos	52	Chairman of the Board, President and Chief Executive Officer
Gust Perlegos	55	Executive Vice President, Office of the President
Tsung-Ching Wu	52	Executive Vice President, Office of the President
Donald Colvin[1]	49	Vice President, Finance and Chief Financial Officer
Robert C. Avery[2]	54	Interim Vice President, Finance and Chief Financial Officer
B. Jeffrey Katz	59	Vice President, Marketing
Mikes N. Sisois	57	Vice President, Planning and Information Systems

1.	Donald Colvin resigned as our Vice President Finance and Chief Financial Officer effective January 10, 2003.

2.	Robert Avery was appointed Interim Vice President, Finance and Chief Financial Officer effective January 10, 2003.

     George Perlegos has served as Atmel’s President and Chief Executive Officer and a director from its inception in 1984. George Perlegos holds degrees in electrical engineering from San Jose State University (B.S.) and Stanford University (M.S.). George Perlegos is a brother of Gust Perlegos.

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

     Robert C. Avery joined Atmel in 1989 as Finance Manager in the Company’s Colorado Springs Operations. He served as Corporate Director of Finance from 1998 to 2003, prior to his appointment as Interim Vice President, Finance and Chief Financial Officer in January 2003. Before joining Atmel, Mr. Avery spent six years with Honeywell, Inc. in various financial positions and six years providing audit services with Peat, Marwick, Mitchell & Co. He holds a B.S. degree in Accounting from Michigan State University.

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

     As of March 10, 2003, there were approximately 2,356 stockholders of record of Atmel’s common stock. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of stockholders is estimated by the Company to be approximately 238,000.

     No cash dividends have been paid on the common stock, and we currently have no plans to pay cash dividends in the future.

Price Range of Common Stock

     The last reported price for our stock on March 18, 2003, was $2.05. The following table presents the high and low closing sales price per share for our common stock as quoted on the NASDAQ National Market for the periods indicated.

	High	Low

Fiscal Year 2001
First Quarter	17.94	9.69
Second Quarter	14.29	7.84
Third Quarter	12.94	5.50
Fourth Quarter	9.54	6.32
Fiscal Year 2002
First Quarter	10.14	6.90
Second Quarter	10.85	5.82
Third Quarter	6.12	1.06
Fourth Quarter	4.05	0.70

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

	Year ended December 31,

(In thousands, except per share data)	2002	2001	2000	1999	1998

Net revenues	$1,193,814	$1,472,268	$2,012,672	$1,330,161	$1,111,092
Income (loss)
Before taxes	(551,567)	(531,393)	415,586	128,821	(50,931)
Net	(641,796)	(418,348)	265,976	53,379	(50,038)
Basic net income (loss) per share	(1.37)	(0.90)	0.59	0.14	(0.12)
Diluted net income (loss) per share	(1.37)	(0.90)	0.55	0.13	(0.12)
Cash	346,371	331,131	448,281	251,272	161,721
Cash plus short term investments	445,802	593,008	962,544	412,462	323,565
Fixed assets, net	1,049,031	1,651,475	1,927,817	938,562	964,126
Total assets	2,302,559	3,024,197	3,824,887	2,014,910	1,962,737
Long term debt, net of current portion	453,509	693,212	668,503	654,033	771,069
Stockholders’ equity	969,143	1,486,527	1,894,857	801,479	732,195
Long term debt as a percentage of stockholders’ equity	46.8%	46.6%	35.3%	81.6%	105.3%
Return on revenues
Before taxes *	-46.2%	-36.1%	20.6%	9.7%	-4.6%
Net **	-53.8%	-28.4%	13.2%	4.0%	-4.5%
Return on average stockholders’ equity ***	-52.3%	-24.7%	19.7%	7.0%	-6.6%

*	Income (loss) before taxes divided by Net revenues

**	Income (loss), net divided by Net revenues

***	Income (loss), net divided by average of beginning and ending stockholder’s equity

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

OVERVIEW

     Beginning late in the fourth quarter 2000, the global semiconductor industry began to experience a downturn that has continued through 2002. Our business has been impacted by this downturn with the effect that our net revenues have declined sequentially for two years. Revenues in 2002 declined 19% from 2001 and revenue in 2001 declined 27% from 2000. Our revenues decreased in 2002 as our average selling prices dropped in comparison with those in 2001. While our ASIC business segment experienced some revenue growth in 2002 from higher unit shipments, we experienced larger declines in the other segments resulting in lower revenue levels in 2002. Our revenues decreased in 2001 because we shipped fewer units than in 2000 although our average selling prices during 2001 were approximately the same as during 2000.

     Rapid declines in revenue had an adverse impact on our profitability in 2002 and 2001 because significant portions of our costs are fixed, resulting in operating losses in 2002 and 2001. In response to these market conditions we made several reductions in our workforce and recorded impairment charges for our wafer fabrication facilities, which further adversely impacted our results.

     We incurred a loss before taxes of $552 million in 2002 compared to a loss before taxes of $531 million in 2001. We recorded asset impairment and restructuring charges of $341 million, $40 million and $3 million during the second, third and fourth quarters of 2002, respectively. We incurred a loss before taxes of $531 million in 2001 compared to income before taxes of $416 million in 2000. We recorded an asset impairment and restructuring charge of $481 million in the third quarter 2001. The asset impairment and restructuring charges that were incurred represent a large portion of the losses before taxes for 2001 and 2002. The remainder of our loss is primarily due to our inability to reduce fixed costs such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities as quickly as demand for our products declined.

     We reorganized our structure during the fourth quarter 2001 to better manage our business. Our operating segments now comprise: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive). As a result, operating segments have changed from prior years and all years have been restated to reflect the new organization.

Critical Accounting Policies and Estimates

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

     Revenue recognition

     We generate our revenue by selling our products to original equipment manufacturers (OEMs) and distributors. Our policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured.

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

     We must make estimates of potential future product returns and revenue adjustments related to current period product revenue. Management analyzes historical returns, current economic trends in the semiconductor industry, changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. If management made different judgments or utilized different estimates, material differences in the amount of our reported revenue may result. We provide for these situations based on our experience with specific customers and our expectations for revenue adjustments based on economic conditions within the semiconductor industry. At December 31, 2002 our reserve for sales returns was $10.4 million and at December 31, 2001 it was $12.6 million.

     We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At December 31, 2002 the allowance for doubtful accounts was $22.4 million and at December 31, 2001 it was $20.2 million.

     Accounting for income taxes

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination is made.

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

     We have significant investments in new manufacturing equipment installed at our wafer manufacturing facilities in North Tyneside, UK, which commenced commercial production efforts in the third quarter of 2002. Accordingly, these assets were not being depreciated prior to the third quarter of 2002. Excluding net assets held for sale of $175 million on December 31, 2002, the aggregate amount of fixed assets under construction for which depreciation was not being recorded amounted to $30 million at December 31, 2002 and $763 million at December 31, 2001.

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

     If during our impairment review we determine that the future undiscounted cash flows related to these assets will not be sufficient to recover their carrying value we will reduce the carrying values of these assets down to our estimate of fair market value and continue depreciating them over their remaining useful lives. Our estimates of fair market value are based on outside appraisals that assume the assets will continue in use at their current locations.

     In the third quarter 2001 we recorded a $463 million asset impairment charge related to the manufacturing assets in the fabrication facilities in Colorado Springs, Colorado, Rousset, France and Nantes, France. We determined that due to excess capacity, the future undiscounted cash flows related to these facilities would not be sufficient to recover the carrying value of the manufacturing equipment in those facilities. The carrying values of these assets were written down to their estimated market value. We also recorded an asset impairment charge of $341 million in the second quarter 2002 to write down to current fair value the book value of our fabrication equipment in Irving, Texas and North Tyneside, U.K. The estimate of current fair value underlying the charge was based on an outside appraisal that assumed the assets would continue in use at their current locations. We recorded an additional asset impairment and restructuring charge in the third quarter of 2002 of $40 million, primarily in connection with our decision to close our Irving, Texas 8-inch wafer fabrication facility and make it available for sale. The charges consisted of costs for reduction in headcount, asset write-downs, and expenses associated with our decision to close the facility. If the difficult conditions that exist in the semiconductor industry do not improve, we may not be able to realize the current carrying value for the facility and equipment held for sale. (See Notes 6 and 15 of Notes to Consolidated Financial Statements.)

RESULTS OF OPERATIONS

Net Revenues

     We normally expect a steady, predictable rate of price decline throughout a product’s life cycle. However, the semiconductor industry historically has been cyclical and characterized by wide fluctuations in product supply and demand. As a result, the industry experiences significant downturns from time to time. These downturns are marked by diminished product demand, production overcapacity and accelerated erosion of average selling prices, all of which impacted us during 2002 and 2001.

     Total net revenue declined 19% to $1,194 million in 2002 from $1,472 in 2001. The decline was caused largely by reductions in average selling prices for most of the Company’s products. The commodity memory portion of the semiconductor industry, in which we sell our nonvolatile memory products, has suffered from excess capacity since late in the fourth quarter 2000, which led to greater than normal price erosion during these periods.

     Total net revenues declined 27% to $1,472 million in 2001 from $2,013 million in 2000. The decline was caused by fewer unit shipments. Average selling prices over the course of 2001 were comparable to 2000, although they decreased consistently throughout the year.

Net Revenues By Operating Segment

     Net revenues in our Nonvolatile Memory, Microcontroller and RF and Automotive segments decreased in 2002 while net revenues in our ASIC segment rose in 2002 compared to 2001. Net revenues in our Nonvolatile Memory and RF and Automotive segments decreased significantly in 2001 while net revenues in our ASIC and Microcontroller segments rose in 2001 compared to 2000.

     Our net revenues by segment are summarized as follows (in thousands):

Segment	2002		2001		2000

ASIC	$379,758	32%	$332,624	22%	$329,127	16%
Microcontroller	234,394	20%	260,636	18%	220,384	11%
Nonvolatile Memory	359,641	30%	615,056	42%	1,050,869	52%
RF and Automotive	220,021	18%	263,952	18%	412,292	21%

	$1,193,814	100%	$1,472,268	100%	$2,012,672	100%

     ASIC

     ASIC segment revenues increased by 14% or $47 million in 2002 compared to 2001 because of higher unit shipments, partially offset by lower average selling prices. The majority of this growth came from increased revenues in our Smart Card and Multimedia product families within the ASIC segment. Smart Card IC revenue increased due to growing demand for applications requiring small memory with high security, such as banking and government applications. Multimedia product family revenue increased in 2002 due to the introduction of new products for the wireless local area network (WLAN) market.

     ASIC segment revenues were approximately the same in 2001 compared to 2000. Unit shipments declined from 2000 but the decrease was offset by stronger average selling prices, which held firm over the course of the year. In addition, a subsidiary we acquired in May 2000, Atmel Grenoble S.A., generated $49 million more revenue for the full year of 2001 than it did in 2000 (see Note 2 of Notes to Consolidated Financial Statements).

     Microcontroller

     The Microcontroller segment revenues decreased by 10% or $26 million in 2002 compared to 2001 due to decreases in average selling prices, partially offset by increases in unit shipments. The decline was caused primarily by a decrease in revenues from product families based on the C51 microcontroller architecture.

     The Microcontroller segment increased by 18% or $40 million in 2001 compared to 2000 due to increases in unit shipments. Most of the revenue increase in 2001 occurred from growth in the military and aerospace product families.

     Nonvolatile Memory

     Nonvolatile Memory (NVM) segment revenues declined by 42% or $255 million in 2002 compared to 2001. The decrease was caused primarily by a decline in average selling prices, partially offset by higher unit shipments. While all product families registered lower revenues in 2002 compared to 2001, the largest dollar declines occurred in the Flash, Data Flash and Serial EEPROM product families. Because NVM products are commodity oriented, they are subject to greater declines in average selling prices than other product areas within our company.

     NVM segment revenues declined by 41% or $436 million in 2001 compared to 2000. The decrease was caused primarily by a decline in unit shipments and also by lower average selling prices during 2001. All product families registered declines in revenues in 2001 compared to 2000.

     RF and Automotive

     RF and Automotive segment revenues declined by 17% or $44 million in 2002 compared to 2001. This decrease in revenue was primarily due to an overall decrease in unit shipments and average selling prices in 2002. Weakness in the RF BiCMOS and Secure Product businesses were the major contributors to the revenue decline in 2002, compared to 2001.

     RF and Automotive segment revenues declined by 36% or $148 million in 2001 compared to 2000. This decrease in revenue was primarily due to a decrease in unit shipments. The decline of revenues in 2001 adversely affected all major product families.

Net Revenues By Geographic Area

     Our net revenues by geographic delivery location (see Note 13 of Notes to Consolidated Financial Statements) for the three years ended December 31, 2002, 2001 and 2000 are summarized as follows (in thousands):

Area	2002	2001	2000

North America	$260,447	$365,602	$717,265
Europe	397,585	496,875	562,349
Asia	510,040	552,267	675,919
Other	25,742	57,524	57,139

	$1,193,814	$1,472,268	$2,012,672

     Sales in North America declined $105 million or by 29% in 2002 compared to 2001 primarily due to lower average selling prices as a result of the industry downturn and prevailing overcapacity. Sales within North America declined $352 million or 49% in 2001 compared to 2000 primarily due to lower unit shipments.

     Sales outside North America accounted for 78% of our revenues in 2002, 75% of our revenues in 2001, and 64% in 2000. Many of our customers, particularly in the communication and telecommunication industries, have either moved or outsourced their production operations to low cost regions in Asia resulting in a larger percentage of our product shipments and revenue based on shipments to Asia in the past 2 years.

     Our sales to Europe decreased by 20% or $99 million in 2002 compared to 2001 primarily due to lower unit shipments. Sales in Germany, UK, and France registered declines in 2002. Our sales to Europe decreased by 12% or $65 million in 2001 compared to 2000. European revenues declined primarily in Germany but were partially offset by an increase in revenue in France.

     Our sales to Asia decreased by 8% or $42 million in 2002 compared to 2001 primarily due to lower average selling prices, partially offset by higher unit volumes. During 2002, sales into China, Hong Kong, Singapore and Taiwan registered increases, while sales to Korea and Malaysia declined. Our sales to Asia declined by 18% or $124 million in 2001 compared to 2000.

Net Revenues By Currency

     Sales in Japanese yen accounted for 3% of our total sales in 2002, 5% in 2001 and 6% in 2000. Sales in European currencies amounted to 22%, 16% and 19% of total sales in 2002, 2001 and 2000.

     If our 2002 sales denominated in yen had been converted to dollars at the 2001 average yen exchange rate, 2002 net revenue would have been $2 million higher. If our 2001 sales denominated in yen had been converted to dollars at the 2000 average yen exchange rate, 2001 net revenue would have been $6 million higher. Using the same calculation for 2000 at the 1999 rate, 2000 sales would also have been approximately $13 million lower.

     If our 2002 sales denominated in European currencies had been converted to dollars at their average 2001 exchange rates, our 2002 sales would have been approximately $12 million lower. If our 2001 sales denominated in European currencies had been converted to dollars at their average 2000 exchange rates, our 2001 sales would have been approximately $9 million higher. If our 2000 sales denominated in European currencies had been converted to dollars at their average 1999 exchange rates, our 2000 sales would have been approximately $34 million higher.

Cost of Revenues and Gross Margin

     Our cost of revenues represents the costs of our wafer fabrication, assembly and test operations and freight costs, including the cost of shipping our products to subcontractors. Our cost of revenues as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, the level of utilization of manufacturing capacity and average selling prices, among other factors. Cost of revenues as a percentage of net revenues in 2002 was 81%, compared with 72% in 2001 and 56% in 2000.

     The increase in our cost of revenue as a percentage of net revenue in 2002 compared to 2001 was caused primarily by decreases in average selling prices of our products. However, our gross margin benefited in 2002 from a reduction of inventory reserves that had been established in previous periods. The parts for which these reserves had been established were sold in 2002. The increase in our cost of revenues as a percentage of net revenues in

2001 compared to 2000 was caused primarily by a significant reduction in the volume of units sold. We were unable to reduce our manufacturing costs, such as depreciation, maintenance, supplies and labor, as quickly as customer demand declined, and these costs remained while revenue decreased, reducing our gross margin. During 2000 we put in place additional manufacturing capacity, and corresponding costs, in anticipation of continuing growth in demand for our products. When demand decreased starting in 2001, the additional costs associated with our expansion exacerbated the decline in our gross margins.

     At present it is not certain how long the downturn in our business, which began late in the fourth quarter 2000, will continue or when market conditions will improve sufficiently to permit us to more fully utilize our wafer fabrication capacity. The increase in fixed costs and operating expenses that we put in place during 2000 to increase manufacturing capacity may continue to harm our gross margins and operating results if net revenues do not increase or we are unable to reduce our costs sufficiently in future periods.

     We plan to continue to develop and implement wafer-manufacturing technologies that allow us to obtain greater output from our existing manufacturing facilities while controlling costs and increasing shipments. However, production delays, difficulties in achieving acceptable yields at any of our manufacturing facilities, or overcapacity could materially and adversely affect our gross margin and future operating results.

Research and Development

     Research and development (R&D) expenses decreased 6% to $253 million in 2002 from $268 million in 2001. The decrease in expenses was caused by various cost control measures, including termination of development at our fabrication facility in Irving, Texas in connection with making it available for sale in the third quarter of 2002 and headcount reductions.

     R&D expenses increased 6% to $268 million in 2001, from $252 million in 2000. The increase was primarily due to our continuing investment in shrinking the die size of our integrated circuits, enhancement of mature products, development of new products, including smartcard products, and development of new manufacturing techniques.

     We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve, and we are committed to appropriate levels of expenditures for R&D.

Selling, General and Administrative

     Selling, general and administrative (SG&A) expenses declined 30% to $127 million in 2002 from $182 million in 2001. As a percentage of net revenues, SG&A expenses decreased to 11% in 2002 compared to 12% in 2001. Selling costs, which declined by $41 million in 2002 from 2001, were the primary cause of the decrease in SG&A. The decreases were primarily due to cost controls, reductions from lower sales and marketing activities, declines in selling commissions related to lower sales and headcount reductions. General and administrative costs decreased by $14 million in 2002 compared to 2001 due to cost controls and headcount reductions.

     SG&A expenses declined 13% to $182 million in 2001 from $210 million in 2000. As a percentage of net revenues, SG&A expenses increased to 12% in 2001 compared to 10% in 2000. Selling costs, which declined by $19 million in 2001 from 2000, are responsible for the majority of the SG&A decrease. The decline in selling costs was the result of cost control measures combined with a reduction of costs, such as commissions, that vary with the level of revenue. General and administrative costs decreased by $9 million in 2001 compared to 2000 as the result of reduced labor costs and lower fees for legal and accounting services.

Restructuring Charges

     During the period from fiscal 1998 to fiscal 2000, our sales volume grew significantly, from $1.1 billion to $2.0 billion. As business conditions improved during this time, the Company took steps to significantly expand its manufacturing capacity. In March 1998 we acquired the integrated circuit business of Temic Telefunken Microelectronic, including its two fabrication facilities in Heilbronn, Germany and Nantes, France. In May 2000 we acquired Thomson-CSF Semiconducteurs Specifique in Grenoble, France. In addition, during 2000 we acquired fabrication facilities in Irving, Texas and North Tyneside, U.K. We also invested in fabrication facilities to upgrade technology. During the period from January 1998 to September 2001, we spent approximately $2.0 billion for acquisitions of property and equipment in anticipation of significant growth in our business during 2001, 2002 and beyond from the historical levels achieved in 2000.

     Beginning late in the fourth quarter 2000, business conditions in the semiconductor industry deteriorated rapidly. Global semiconductor sales declined from $204 billion in 2000 to $139 billion in 2001 and then stabilized at $141 billion in 2002. Our quarterly revenues have also declined rapidly from $574 million in the fourth quarter 2000 to $285 million in the fourth quarter 2001. Our quarterly revenues were $305 million in the fourth quarter of 2002 and our plants are currently operating significantly below their capacity. We do not expect a rapid improvement in market conditions.

     As a result of the difficult operating conditions that existed in the semiconductor industry, we performed asset impairment reviews of our fixed assets during the third quarter of 2001. In assessing the impairment, we grouped manufacturing assets at the lowest level from which there were identifiable cash flows that were largely independent of the cash flows of other groups of assets. We determined that projected production volumes and related cash flows from the fabrication facilities would not be sufficient to recover the carrying value of those facilities. We concluded that these assets were impaired and wrote down the carrying values of these facilities to our estimate of their fair market value. Our estimate of fair market value was done by management, which considered an outside appraisal that assumed the assets would continue in use at their current locations. During the third quarter 2001, we recorded a $462.8 million asset impairment charge related to certain of its fabrication facilities in Colorado Springs, Colorado, Rousset, France and Nantes, France and a $18.5 million charge related to a headcount reduction in Europe. The charges were part of a restructuring plan that included a workforce reduction and the consolidation of manufacturing operations in both the U.S. and Europe.

     As a result of the downturn experienced in 2001, we delayed the completion of construction of our fabrication facilities in North Tyneside, UK, and Irving, Texas, to 2002, when we anticipated the industry to rebound. We failed to meet our revenue projections in the first half of 2002 and concluded that the recovery in the industry would be slower and take longer than previous estimated. In light of these conditions, we determined that the carrying amount of these assets may not be recoverable and performed an asset impairment review. We determined that projected production volumes and related cash flows from the fabrication facilities would not be sufficient to recover the carrying value of those facilities. We concluded that these assets were impaired and have written down the carrying values of these facilities to our estimate of their fair market value. Our estimate of fair market value was done by management, which considered an outside appraisal that assumed the assets would continue in use at their current locations. In the second quarter 2002, we recorded a $341.4 million asset impairment charge related to the equipment in our wafer fabrication facilities in Irving, Texas and North Tyneside, U.K.

     In the third quarter of 2002 we reassessed the overall manufacturing capacity of the Irving facility against the potential anticipated demand and decided to close the Irving, Texas facility, without conducting any commercial production there. The facility was placed on the market for sale in August 2002. We are actively marketing this facility for sale, but the timing of a final sale is uncertain given the current market for semiconductor manufacturing facilities. As a result of the decision to close the facility and make it available for sale, we recorded $42.2 million of charges in the third quarter of 2002, offset by a $2.6 million reversal of restructuring charges accrued in the third quarter of 2001, consisting of:

•	an asset impairment charge of $23.5 million for the write down of assets held for sale to their estimated net realizable value of $174.4 million. The estimate of net realizable value was made by management, which considered an outside appraisal of the fabrication facility. Although we believe we can sell the facility at our carrying value, there can be no assurance we can do so. If the difficult operating conditions that exist in the semiconductor industry do not improve, we may not be able to realize the current carrying value.

•	costs for terminating contracts with suppliers of $13.9 million, $0.5 million of which was paid before December 31, 2002, while the remaining will be paid in future periods.

•	employee termination costs of $3.7 million for 297 employees. Approximately 272 employees were terminated and $3.6 million of the charge was paid before December 31, 2002, while the remaining amounts will be paid through September 2003.

•	a $1.1 million charge related to the repayment of a property tax abatement to be paid by January 2003. Approximately $0.6 million of the charge was paid before December 31, 2002, while the remaining amount was paid in the first quarter of 2003.

     We also recorded an asset impairment and restructuring charge of $2.8 million in the fourth quarter of 2002. This charge relates to plans for reorganizing certain programs and a 50-person workforce reduction in Europe. The restructuring charges consist of:

•	a $0.9 million asset impairment charge for the write down of certain assets held for sale to their estimated realizable value of approximately $0.5 million. The fair values were estimated and prepared based on comparative market values for similar equipment.

•	a $1.9 million charge related to reductions of force in Europe. Approximately 18 employees were terminated and $0.3 million of the charge was paid before December 31, 2002, while the remaining amounts will be paid through December 2003.

     The impaired assets, other than the Irving, Texas facility and certain assets in Europe, which are currently being held for sale, will continue to be depreciated over their remaining useful lives.

     The restructuring actions underlying the asset impairment and restructuring charges are proceeding as planned. The 2001 asset impairment and restructuring actions resulted in expense reductions of $107 million in 2002, consisting in $105 million reduction in cost of revenue and $2 million reduction in operating expenses. We believe that the 2002 asset impairment and restructuring actions will result in expense reductions of $96 million in 2003, consisting of $95 million reduction in cost of revenue and $1 million reduction in operating expenses.

     If business conditions do not improve, we may take actions to further reduce our costs, which will result in additional restructuring charges. See Note 15 of Notes to Consolidated Financial Statements.

     In February 2003, we decided to evaluate various strategic alternatives available to us, including a potential sale of the plant, with respect to the Nantes, France, fabrication facility. This facility was acquired in 1998, when we purchased the IC business of Temic Telefunken Microelectronic. The fabrication facility will remain active and continue to manufacture products until a final decision is made about its future. Given the current market for semiconductor manufacturing facilities, it is not clear if we will be able to sell the operations. We may be required to record an impairment charge if estimated cash flow from these operations are not sufficient to recover the carrying value of the assets and if we determine the in-use fair value of the facility is less than our current carrying value of $17 million. In the event a buyer cannot be found, we will consider various alternatives, including ceasing manufacturing operations in the fabrication facility, which may require us to take further restructuring charges for terminating employees and decommissioning equipment, and additional impairment charges if the liquidation value of assets is less than our carrying value.

Interest and Other Income and Interest Expense

     Interest and other income decreased by $11 million to $31 million in 2002 compared to $42 million in 2001. The decline is due to a combination of a lower level of invested funds, lower interest rates received and higher losses realized on foreign exchange transactions, partially offset by larger gains recognized in 2002, primarily on the repurchase of convertible notes of $15 million and sale of land in San Jose of $3 million. Interest expense decreased by $7 million in 2002 from 2001 due to a decrease in outstanding borrowings.

     Interest and other income decreased by $12 million to $42 million in 2001 compared to $54 million in 2000. The decline is due to a combination of a lower level of invested funds and lower interest rates received. Interest expense increased by $3 million in 2001 from 2000 due to an increase in outstanding borrowings.

Taxes on Income

     We recorded a tax expense of $90.2 million and an income tax benefit of $113 million for the fiscal years ended December 31, 2002 and 2001, respectively. This resulted in an effective tax rate of 16.36% for 2002 and an effective tax benefit rate of 21.30% for 2001.

     The significant increase in income tax expense recorded for 2002 can be attributed primarily to an increase in the valuation allowance recorded against deferred tax assets during the year. We have realized cumulative losses for the 2002 and 2001 years. Based on this and all other available evidence, management has determined that it is not more likely than not that the deferred tax assets will be realized. As a result, substantially all of deferred tax assets are reserved, resulting in income tax expense for the year ended December 31, 2002. The income tax expense is partially offset by tax refunds of $60 million expected to be realized in the U.S. and increased further by additional tax liabilities incurred by our foreign subsidiaries.

     Our 2000 and 2001 U.S. federal tax returns are currently under examination by the Internal Revenue Service (IRS). The IRS has completed its examination of our 1994 through 1999 tax years and we are currently pursuing resolution of all tax issues with the IRS Appeals Division. In addition, we have various tax audits in progress in certain states that we conduct business. Further, certain of our foreign subsidiaries with operations in France and Germany have tax audits in progress in those jurisdictions. We believe that we have adequately provided for all tax, interest and penalties that may arise upon resolution of the respective tax issues.

Net (Loss) Income

     We reported a net loss of $642 million for 2002 compared to net loss of $418 million for 2001. The loss in 2002 was caused by a combination of the $384 million restructuring and asset impairment charges we recorded in the second, third, and fourth quarters (see Note 15 of Notes to Consolidated Financial Statements), the valuation allowance on deferred tax assets we provided and by the decline in net revenues of $278 million in 2002 compared to 2001 which we were not able to match with corresponding reductions in costs.

     We reported a net loss of $418 million for 2001 compared to net income of $266 million for 2000. The loss in 2001 was caused by a combination of the $481 restructuring charge we recorded in the third quarter (see Note 15 of Notes to Consolidated Financial Statements) and by the decline in net revenues of $540 million in 2001 compared to 2000 which we were not able to match with corresponding reductions in costs.

     At December 31, 2002, we had approximately three million shares remaining in our 1991 Employee Stock Purchase Plan (ESPP). In February 2003 we issued approximately 2.6 million shares under our ESPP to participating employees, leaving approximately 380,000 shares available for issuance under the ESPP. The current ESPP offering period commenced in February, 2003, and we do not have sufficient shares in the ESPP to fund the purchases that would be made at the close of the current offering period in August, 2003. On March 14, 2003, our Board of Directors authorized, subject to shareholder approval, an increase in the authorized shares available under the ESPP by 20 million shares. If the shareholders do not approve the increase, we will pro rate the number of shares issued under the plan at the end of the current offering period so that the number issued does not exceed the number currently available under the plan. If the shareholders approve the increase in the number of authorized shares available under the ESPP, we may incur accounting charges in the form of compensation expense with respect to those shares approved by the stockholders that are purchased under the ESPP at the end of the current offering period. This charge would equal the amount by which the fair market value of such shares on the date of stockholder approval exceeds their purchase price. (See Note 11 of Notes to Consolidated Financial Statements)

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002 we had $346 million of cash and cash equivalents, compared to $333 million at December 31, 2001. Total current assets exceeded total current liabilities by 1.4 times at December 31, 2002, compared to 1.6 times at December 31, 2001. Short-term investments decreased to $99 million at December 31, 2002 from $260 million at December 31, 2001, as funds have been used to help reduce our debt obligations by $200 million from $949 million to $749 million and trade accounts payable to $95 million at December 31, 2002 from $147 million at December 31, 2001, offset by income tax refunds received of $80 million. Our working capital decreased by $137 million to $317 million during 2002 as we used funds to service our debt obligations. Our current liabilities decreased by only $30 million even though accounts payable and the current portion of long-term debt decreased by $52 million and $94 million respectively. This is primarily because we have classified the carrying amount of the 2018 convertible notes, which were included in non-current liabilities at December 31, 2001, as a current liability for $132 million at December 31, 2002. The 2018 convertible notes are redeemable at the option of the holders as of April 21, 2003, 2008, and 2013, at prices equal to the issue price plus the accrued interest. If the holders exercise this “put” option, we may, at our option, choose to redeem the debt, which will be approximately $135 million in April 2003, for cash or with our common stock, or any combination of the two. On March 4, 2003, we announced our intention to use cash to repurchase the 2018 convertible notes if redeemed by note holders in April 2003. If the note-holders submit all these notes for redemption in April 2003, as we currently expect, we will use approximately $135 million of our cash and cash equivalents and short-term investments to redeem them.

     The Company’s accounts receivable increased 5% to $195 million at December 31, 2002 from $187 million at December 31, 2001. The average days of accounts receivable outstanding was 58 days at the end of the fourth quarter 2002 as compared to 60 days at the end of fourth quarter 2001. Average days outstanding could increase if the current downturn in the semiconductor industry, which began late in 2000, continues. We monitor collection risks and provide an adequate allowance for doubtful accounts related to these risks. While there can be no guarantee of collecting these receivables, we believe that substantially all net receivables will be collected given customers’ current credit ratings.

     Inventories decreased by $26 million to $276 million at December 31, 2002 from $302 million at December 31, 2001. Days sales in inventory were 106 days at December 31, 2002 compared to 119 days at December 31, 2001. We are continuing to take measures to reduce manufacturing costs and balance production rates in line with reduced demand, but the fixed nature of many manufacturing costs and the long semiconductor production cycle time limits our ability to respond as quickly as demand for our products changes.

     The following table describes our commitments to settle contractual obligations in cash as of December 31, 2002. (see Note 7 of Notes to Consolidated Financial Statements)

(In thousands)
	Principal payments due by period (excluding future interest)

Contractual Obligations	Up to 1 year		2-3 years	4-5 years		After 5 years	Total

Notes payable	$14,571		$20,049	$1,985		$713	$37,318
Capital leases	148,873		191,766	30,373		14,375	385,387
Convertible notes	132,485	[a]	—	194,248	[b]	—	326,733

Subtotal debt obligations	295,929		211,815	226,606		15,088	749,438
Operating leases	10,919		10,982	5,194		666	27,761
Other long-term obligations	—		29,494	20,000		64,668	114,162

Total contractual cash obligations	$306,848		$252,291	$251,800		$80,422	$891,361

(a)	Zero coupon convertible debt issued in April 1998 is not redeemable by us prior to April 21, 2003. Thereafter, the debt will be redeemable for cash, at our option in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. In addition, the debt is redeemable at the option of the holder as of April 21, 2003, 2008 and 2013, at prices equal to the issue price plus accrued interest. If redeemed at the option of the holder, we may, at our option, elect to redeem the debt for cash or our common stock, or any combination thereof (see Note 7 of Notes to Consolidated Financial Statements). On March 4, 2003, we announced our intention to use cash to repurchase the 2018 convertible notes, if redeemed by note holders in April 2003.

(b)	Zero coupon convertible debt issued in May 2001 is redeemable for cash, at our option, at any time on or after May 23, 2006 in whole or in part at redemption prices equal to the issue price plus accrued original issue discount. At the option of the holders on May 23, 2006, 2011 and 2016, we may be required to redeem the debt at prices equal to the issue price plus accrued original issue discount through date of repurchase. If redeemed at the option of the holder, we may elect to pay the repurchase price in cash, in shares of common stock or in any combination of the two (see Note 7 of Notes to Consolidated Financial Statements). We estimate that the redemption price of these notes in May 2006 would be approximately $228 million.

     Other long-term obligations consist principally of future repayments of $115 million of advances from customers, of which $10 million have been classified as current liabilities (see Note 3 of Notes to Consolidated Financial Statements).

     We have $52 million of debt obligations that require compliance with certain financial covenants and approximately $34 million of debt obligations with cross default provisions. With the economic downturn, we were required to renegotiate and amend certain of these covenants with the lenders, requiring us to maintain restricted cash balance of $22 million with them. We were in compliance with covenants at the end of the year. If we need to renegotiate any of these covenants in the future, and the lenders refuse and we are unable to comply with the covenants, then we may immediately be required to repay the loans concerned. In the event we are required to repay these loans ahead of their due dates, we believe that we have the resources to make such repayments, but such payments could adversely impact our liquidity.

     Our ability to service long-term debt in the US or to obtain cash for other needs from our foreign subsidiaries may be structurally impeded. Since a substantial portion of our operations are conducted through our foreign subsidiaries, our cash flow and ability to service debt are partially dependent upon the liquidity and earnings of our subsidiaries as well as the distribution of those earnings, or repayment of loans or other payments of funds by those subsidiaries, to the US parent corporation. These foreign subsidiaries are separate and distinct legal entities and may have limited or no obligation, contingent or otherwise, to pay any amounts to us, whether by dividends, distributions, loans or other payments. However, the US parent corporation owes much of our consolidated long-term debt, including our two outstanding issues of convertible notes.

     During 2003 we expect our operations to generate positive cash flow; however, cash will be used to repay debt and make capital investments during 2003. The amount of cash we use in 2003 will depend largely on the amount of cash generated from our operations. Currently, we expect our 2003 capital expenditures to be approximately $60 million. In 2004 and future years, our capacity to make significant capital investments will depend on our ability to generate substantial cash flow from operations and on our ability to obtain adequate financing.

Cash Flow

     Operating Activities: During the year ended December 31, 2002, net cash provided by operating activities was $196 million, compared to $297 million in the same period of 2001, a decrease of $101 million, or 34%. The decrease in cash provided by operating activities is primarily due to increased net loss, offset by cash provided from tax refunds and inventory reductions. Depreciation and amortization, a cost not requiring cash, decreased by $48 million compared to the same period of 2001.

     During the year ended December 31, 2001, net cash provided by operating activities was $297 million, compared to $694 million in the same period of 2000, a decrease of $397 million, or 57%. The decrease in cash provided by operating activities is primarily due to reduced net income and because cash was used to reduce accounts payable and other accrued liabilities, offset by cash provided from collections of accounts receivable. Depreciation and amortization, a cost not requiring cash, increased by $54 million compared to the same period of 2000.

     Investing Activities: Net cash provided by investing activities was $52 million during 2002, compared to cash used in investing activity of $509 million during 2001, a decrease of $561 million. This decrease in cash used in investing activities was primarily due to reduction in acquisition of fixed assets to $104 million in 2002 from $818 million in 2001, increase in sales of fixed assets to $22 million in 2002 from $2 million in 2001, as well as a net liquidation of investments of $156 million in 2002 compared to $257 million of net liquidation of investments in 2001.

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

     Financing Activities: Net cash used by financing activities totaled $270 million in 2002 compared with $105 million net cash flows generated by financing activities in 2001. The principal reason for the decline was our receipt of $200 million in proceeds from convertible notes in 2001, and no proceeds from convertible debt financings in 2002. We also engaged in lease financing of $6 million in 2002 compared to $105 million in 2001, a decrease of $99 million. Additionally, we repurchased our convertible notes for $22 million and common stock for $8 million in 2002, and made no such repurchases in 2001. In October 2002, the Board of Directors authorized the repurchase of up to 100 million shares of the Company’s common stock. See Note 8 of Notes to Consolidated Financial Statements.

     Net cash flows generated by financing activities totaled $105 million in 2001 compared with $844 million in 2000. The principal reason for the decline was our receipt of $683 million in net proceeds from public stock offerings in the first and third quarters 2000, and no equity financings in 2001. Additionally, we engaged in lease financing of $105 million in 2001 compared to $307 million in 2000, a decrease of $202 million.

     Whenever possible, capacity improvements and expansions have been funded from our operating results. However, since 2001 our gross margins came under pressure because we sold fewer units and generated less revenue while many costs we put in place during 2000 continued at their previous levels, harming our results.

     Cash flow from operations is currently the principal source of our liquidity and our funding for capacity enhancement or expansion and it will decrease if our revenues continue to decline. Our ability to borrow funds on favorable terms, or at all, is reduced when our operating cash flow declines. We believe that our existing balance of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, sale of assets, equipment lease financing, and other short- and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements for the next 12 months. In the longer term, we believe our ability to access additional equity or debt financings to fund our liquidity needs and planned capital expenditures will be dependent on increased revenues and improved operating results. The timing and amount of such liquidity and the capital requirements cannot be precisely determined at this time and will depend upon a number of factors, including demand for products, product mix, improved semiconductor industry conditions and competitive factors. If additional debt or equity financing was not available when needed or, if available, not available on satisfactory terms, we would be dependent on cash flow from operations to meet our working capital requirements.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating the goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceases, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 are reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. We adopted SFAS 142 on January 1, 2002, the beginning of fiscal 2002. The implementation of these standards did not have a material impact on our results of operations, as amortization of goodwill was approximately $2,000 in 2001.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We expect that the initial application of SFAS No. 143 will not have a material impact on our financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for us for all financial statements issued in calendar 2002 and was used as the guidance for the asset impairment charges recorded by us in 2002.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates Statement No. 4 (and Statement No. 64, as it amends Statement No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements No. 4 and No. 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13 although early adoption is permitted. We have early adopted SFAS No. 145, and the gain on the repurchase of convertible notes is not shown as an extraordinary item in our Statement of Operations.

     In June 2002 the FASB adopted FASB Statement No. 146 (SFAS 146), “Accounting for Exit or Disposal Activities”, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of FAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. We do not expect the implementation of this standard to have a material impact on our results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in our annual financial statements for the year ending December 31, 2002 and must also provide the disclosures in our quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. We have included additional disclosures in accordance with SFAS No. 148 in Notes 1 and 11 of Notes to Consolidated Financial Statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. We do not expect the implementation of this standard to have a material impact on our results of operations. We have included additional disclosures in accordance with FIN 45 in Note 9 of Notes to Consolidated Financial Statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity, if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the effect that the adoption of FIN 46 will have on our results of operations and financial condition.

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

     Beginning late in the fourth quarter 2000, the semiconductor industry began to experience a downturn. Our business has been impacted by this recent downturn, with the effect that our net revenues of $1,194 million in 2002 declined by $278 million, or 19% from $1,472 million in 2001. This decline was the second sequential annual decline in our revenue. In 2001, our revenue declined by $541 million, or 27%, from $2,013 million in 2000. We cannot predict with any degree of certainty when business conditions will improve.

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

     In addition, our future success will depend in large part on the resurgence of various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics, data networking equipment and military equipment, and economic growth generally. The semiconductor industry has the ability to supply more product than demand requires. Our successful return to profitability will depend heavily upon a better supply and demand balance within the semiconductor industry.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS

     The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The industry is currently experiencing this type of downturn. The semiconductor industry faced severe business conditions with global semiconductor revenues for the industry declining 32% to approximately $139 billion in 2001 compared to revenues in 2000. Global semiconductor revenues for 2002 were approximately $141 billion in 2002 which, while representing some level of stabilization, was an indication that demand in our business remains at a low ebb. These downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices. The current downturn is widely thought to be the worst that the semiconductor industry has ever experienced and has lasted for over two years. If the current downturn continues our results of operations would be further harmed. The commodity memory portion of the semiconductor industry, from which we derived 30% of our revenues in 2002, compared to 42% of our revenues in 2001, and 52% of our revenues in 2000, continued to suffer from excess capacity in 2002 and continued price reductions during those periods. We cannot predict with any degree of certainty when the current downturn will reverse.

     During the current downturn and in the past, our operating results have also been harmed by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity and declining gross margins. In 2001 we recorded a $463 million charge to recognize impairment in value of our manufacturing equipment in Colorado Springs, Colorado, Rousset, France and Nantes, France. In addition, we recorded a $18 million charge for the costs of reducing our workforce in our European manufacturing operations. We also recorded an asset impairment charge of $341 million in the second quarter 2002 to write down to fair value the book value of our fabrication equipment in Irving, Texas and North Tyneside, U.K. We recorded a restructuring and asset impairment charge in the third quarter of 2002 of $40 million, primarily in connection with the closing of our Irving, Texas 8-inch wafer fabrication facility and making it available for sale. The charges consisted of costs for reduction in headcount, asset write-downs, and expenses associated with our decision to close the facility. The additional asset write down of the Irving facility was necessary because the original charge was based on an outside appraisal that assumed that the assets would continue in use at their current location. If the difficult conditions that exist in the semiconductor industry do not improve, we may not be able to realize the current carrying value for the facility. Our business may be harmed in the future not only by cyclical conditions in the semiconductor industry as a whole but also by slower growth in any of the markets served by our customer products.

OUR LONG-TERM DEBT COULD HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING, AND OUR ABILITY TO MEET OUR DEBT OBLIGATIONS WILL BE DEPENDENT UPON OUR FUTURE PERFORMANCE.

     As of December 31, 2002, our long term convertible notes and long term debt less current portion was $454 million compared to $693 million at December 31, 2001, and $669 million at December 31, 2000. Our long-term debt (less current portion) to equity ratio at December 31, 2002 and December 31, 2001 was 0.5. Our current debt levels as well as any increase in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

     Our ability to meet our debt obligations will depend upon our future performance and ability to generate substantial cash flow from operations, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to meet debt obligations or otherwise are obliged to repay any debt prior to its due date, our available cash would be depleted, perhaps seriously, and our ability to fund operations harmed.

     Our ability to service long-term debt in the US or to obtain cash for other needs of the Atmel group from our foreign subsidiaries may be structurally impeded. Since a substantial portion of our operations is conducted through our subsidiaries, our cash flow and ability to service debt are partially dependent upon the liquidity and earnings of our subsidiaries as well as the distribution of those earnings, or repayment of loans or other payments of funds by those subsidiaries, to the US parent corporation. These subsidiaries are separate and distinct legal entities and may have limited or no obligation, contingent or otherwise, to pay any amounts to us, whether by dividends, distributions, loans or other payments. However, the US parent corporation owes much of our consolidated long-term debt, including our two outstanding issues of convertible notes.

     In addition, the payment of dividends or distributions and the making of loans and advances to the US parent corporation by any of our subsidiaries could in the future be subject to statutory or contractual restrictions or depend on other business considerations and be contingent upon the earnings of those subsidiaries. Any right held by the US parent corporation to receive any cash or other assets of any of our subsidiaries upon its liquidation or reorganization will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. Although the US parent corporation may be recognized as a creditor, its interests will be subordinated to other creditors whose interests will be given higher priority.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

     Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures aggregating $1,951 million in 1999, 2000 and 2001, in large part preparing for expected increases in demand, and in light of falling demand have recognized asset impairment charges aggregating $828 million in 2001 and 2002. We intend to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. Currently, we expect our 2003 capital expenditures to be approximately $60 million. We may seek additional equity or debt financing to fund further enhancement of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

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

     Since 2001, our gross margin declined significantly as a result of the increase in fixed costs and operating expenses related to the expansion of capacity in 2000 and 2001 and lower unit sales over which to spread these costs. If the most recent downturn in the semiconductor industry continues into 2003 or worsens, our inability to reduce fixed costs, such as depreciation, and employee and other expenses necessary to maintain and operate our wafer manufacturing facilities would further harm our operating results.

     We announced in the third quarter 2001 that we were ceasing high volume production at one of our two wafer fabrication facilities in Colorado Springs, Colorado and at one of our facilities in Europe. We announced in July 2002 that we were closing, prior to beginning commercial production, our wafer fabrication facility located in Irving, Texas that we acquired in 2000, and we have put the facility on the market. In February 2003, we decided to evaluate the potential sale of our fabrication facility in Nantes, France. We continue to evaluate the current restructuring and asset impairment reserves as the restructuring plans are being executed. As a result, there may be additional charges/reversals.

     Reducing our wafer fabrication capacity involves significant potential costs and delays, particularly in Europe, where we have substantial manufacturing facilities and where the extensive statutory protection of employees imposes substantial costs and delays on their employers when the market requires downsizing. Such costs and delays include compensation to employees and local government agencies, requirements and approvals of governmental and judicial bodies, and losses of governmental subsidies. We may experience labor union objections or other difficulties while implementing any additional downsizing that we may be required to make if the current downturn continues or worsens. Any such difficulties that we experience would harm our business and operating results, either by deterring needed downsizing or by the additional costs of accomplishing it in Europe relative to America or Asia.

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

     Whether demand for semiconductors is rising or falling, we are constantly required by competitive pressures in the industry to successfully implement new manufacturing technologies in order to reduce the geometries of our semiconductors and produce more integrated circuits per wafer. Currently we are working towards reducing the geometries of our semiconductors to 0.13-micron line widths.

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

WE MUST KEEP PACE WITH TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE.

     The average selling prices of our products historically have decreased over the products’ lives and are expected to continue to do so. As a result, our future success depends on our ability to develop and introduce new products which compete effectively on the basis of price and performance and which address customer requirements. We are continually designing and commercializing new and improved products to maintain our competitive position. These new products typically are more technologically complex than their predecessors, and thus have increased potential for delays in their introduction.

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

     In addition, new product introductions frequently depend on our development and implementation of new process technologies, and our future growth will depend in part upon the successful development and market acceptance of these process technologies. Our integrated solution products require more technically sophisticated sales and marketing personnel to market these products successfully to customers. We are developing new products with smaller feature sizes, the fabrication of which will be substantially more complex than fabrication of our current products. If we are unable to design, develop, manufacture, market and sell new products successfully, our operating results will be harmed. Our new product development, process development, or marketing and sales efforts may not be successful, our new products may not achieve market acceptance, and price expectations for our new products may not be achieved, any of which could harm our business.

OUR OPERATIONS AND FINANCIAL RESULTS COULD BE HARMED BY NATURAL DISASTERS OR TERRORIST ACTS.

     Since the attacks on the World Trade Center and the Pentagon, insurance coverage has been reduced and made subject to additional conditions, and we have not been able to maintain all necessary insurance coverage at reasonable cost. Instead, we have relied to a greater degree on self-insurance. For example, we now cover the expense of property loss up to $10 million per event. Our headquarters, some manufacturing facilities and some of our major vendors’ and customers’ facilities are located near major earthquake faults and in potential terrorist target areas. If a major earthquake or other disaster or a terrorist act impacts us and insurance coverage is unavailable for any reason, we may need to spend significant amounts to repair or replace our facilities and equipment, we may suffer a temporary halt in our ability to transport product and we could suffer damages of an amount sufficient to harm our business, financial condition and results of operations.

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.

     Sales to customers outside North America accounted for approximately 78%, 75% and 64% of net revenues in 2002, 2001 and 2000. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. In recent years we have significantly expanded our international operations, most recently through our acquisitions of a wafer fabrication facility in North Tyneside, U.K. in September 2000, and a subsidiary, Atmel Grenoble in May 2000. International sales and operations are subject to a variety of risks, including:

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

     Approximately 75%, 79% and 75% of our sales in 2002, 2001 and 2000 were denominated in U.S. dollars. During these periods our products became less price competitive in countries with currencies declining in value against the dollar. In 1998, business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. While these conditions stabilized in 2000 and 1999, any adverse developments in business and financial conditions in Asia, where 43%, 38% and 34% of our revenues were generated in 2002, 2001 and 2000, would likely harm our operating results.

WHEN WE TAKE FOREIGN ORDERS DENOMINATED IN LOCAL CURRENCIES, WE RISK RECEIVING FEWER DOLLARS WHEN THESE CURRENCIES WEAKEN AGAINST THE DOLLAR, AND MAY NOT BE ABLE TO ADEQUATELY HEDGE AGAINST THIS RISK.

     When we take a foreign order denominated in a local currency we will receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenues, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenues can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in European currencies and yen were 22% and 3% of our revenues in 2002 compared to 16% and 5% in 2001, and 19% and 6% in 2000, respectively. We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

PROBLEMS THAT WE EXPERIENCE WITH KEY CUSTOMERS OR DISTRIBUTORS MAY HARM OUR BUSINESS.

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

     We sell many of our products through distributors. Our distributors could experience financial difficulties or otherwise reduce or discontinue sales of our products. Our distributors could commence or increase sales of our competitors’ products. In any of these cases, our business could be harmed.

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

SYSTEM INTEGRATION DISRUPTIONS COULD HARM OUR BUSINESS.

     We are currently making enhancements to our integrated financial and supply chain management system and transitioning some of our operational procedures at the same time. This transition process is complex, time-consuming and expensive. Operational disruptions during the course of this transition process or delays in the implementation of this new system could adversely impact our operations. Our ability to forecast sales demand, ship products, manage our product inventory and record and report financial and management information on a timely and accurate basis could be impaired during the transition period.

PROVISIONS IN OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION, BYLAWS AND PREFERRED SHARES RIGHTS AGREEMENT MAY HAVE ANTI-TAKEOVER EFFECTS.

     Certain provisions of our Amended and Restated Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, voting rights, preferences and privileges and restrictions of those shares without the approval of our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, by making it more difficult for a third party to acquire a majority of our stock. In addition, the issuance of preferred stock could have a dilutive effect on our stockholders. We have no present plans to issue shares of preferred stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available for sale, and consequently record them on the balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of its investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statement of operations through December 31, 2003. In addition, some of our borrowings are at floating rates, so this would act as a natural hedge.

     We have short-term debt, long-term debt, capital leases and convertible notes totaling approximately $749 million at December 31, 2002. Approximately $578 million of these borrowings have fixed interest rates. We have approximately $171 million of floating interest rate debt of which $120 million is Euro denominated. We do not hedge against this interest rate risk and could be negatively affected should either of these rates increase significantly. A hypothetical 100 basis point increase in interest rates would have a $1.7 million adverse impact on income before taxes on our Consolidated Statements of Operations for 2003. While there can be no assurance that both of these rates will remain at current levels, we believe that any rate increase will not cause significant negative impact to our operations and to our financial position.

Market Risk Sensitive Instruments

     We did not use derivative financial instruments in our operations during 2002.

Foreign Currency Risk

     When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenue, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenue can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in yen were 3% of our revenue in 2002. Sales denominated in foreign currencies were 25% in 2002, compared to 21% in 2001. We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited, in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended December 31, 2002
Net revenues	$275,773	$314,753	$298,657	$304,631
Gross margin	52,304	69,773	41,079	67,789
Net income (loss)	(44,333)	(478,931)	(102,325)	(16,207)
Basic net income per share	(0.09)	(1.02)	(0.22)	(0.03)
Diluted net income per share	(0.09)	(1.02)	(0.22)	(0.03)
Price range of common stock/share
High	10.14	10.85	6.12	4.05
Low	6.90	5.82	1.06	0.70
Year ended December 31, 2001
Net revenues	$525,944	$366,996	$294,752	$284,576
Gross margin	211,194	117,054	32,808	53,589
Net income (loss)	56,014	(31)	(442,763)	(31,568)
Basic net income per share	0.12	0.00	(0.95)	(0.07)
Diluted net income per share	0.12	0.00	(0.95)	(0.07)
Price range of common stock/share
High	17.94	14.29	12.94	9.54
Low	9.69	7.84	5.50	6.32

     Other information required by this Item regarding Consolidated Financial Statements and supplementary data is set forth in the Consolidated Financial Statements and related notes, and Report of the Independent Accountants, which appear on pages 47 to 72 of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information required by this Item regarding directors and executive officers set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2003 (the “2003 Proxy Statement”), is incorporated herein by reference. Information regarding Registrant’s executive officers is set forth at the end of Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item regarding compensation of Registrant’s directors and executive officers set forth under the captions “Director Compensation” and “Executive Compensation” in the 2003 Proxy Statement is incorporated herein by reference (except to the extent allowed by Item 402 (a)(8) of Regulation S-K).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this Item regarding beneficial ownership of Registrant’s common stock by certain beneficial owners and management of Registrant, as well as equity compensation plans, set forth under the captions “Security Ownership” and “Equity Compensation Plan Information” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item regarding certain relationships and related transactions with management set forth under the caption “Transactions with Management” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     Within 90 days prior to the filing date of this Annual Report on Form 10-K (the “Evaluation Date”), we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.

     Our review of our internal controls was made within the context of the relevant professional auditing standards defining “internal controls, “ “significant deficiencies,” and “material weaknesses.” “Internal controls” are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. “Significant deficiencies” are referred to as “reportable conditions,” or control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

     Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of, or incorporated by reference into, this Report on Form 10-K:

1.	Financial Statements.

Consolidated Statements of Operations for the Three Years Ended December 31, 2002.

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2002.

Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2002.

Notes to Consolidated Financial Statements.

Report of Independent Accountants.

2.	Financial Statement Schedules. The following Financial Statement Schedules for the years ended December 31, 2002, 2001 and 2000 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto.

Schedule	Page

Report of Independent Accountants on Financial Statement Schedule	73
Valuation and Qualifying Accounts	74

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

3.1	Certificate of Incorporation of Registrant, as amended to date (which is incorporated herein by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

3.2	Bylaws of Registrant, as amended.

3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock (which is incorporated herein by reference to Exhibit A of Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

4.1	Amended and Restated Preferred Shares Rights Agreement dated as of October 18, 1999, between Atmel Corporation and BankBoston, N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

10.1+	1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991).

10.2+	1991 Employee Stock Purchase Plan, as amended.

10.3+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19032).

10.4+	1996 Stock Plan and forms of agreements thereunder.

10.5	Indenture, dated as of April 21, 1998, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture) (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-59261) filed on July 16, 1998).

10.6	First Supplemental Indenture, dated as of October 15, 1999, to Indenture dated as of April 21, 1998, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder.

10.7	Registration Rights Agreement dated as of April 21, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-59261) filed on July 16, 1998).

10.8	Indenture, dated as of May 23, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture) (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-63996) filed on June 27, 2001).

10.9	Registration Rights Agreement dated as of May 23, 2001, by and among the Registrant and Morgan Stanley & Co. Incorporated, Credit Lyonnais Securities (USA) Inc. and Needham & Company, Inc. (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-63996) filed on June 27, 2001).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Accountants.

24.1	Power of Attorney (included on the signature pages hereof).

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management compensatory plan, contract or arrangement.

(b)	Reports on Form 8-K. The Company filed a report on Form 8-K on August 9, 2002 on the signature by its CEO and CFO of the Certifications required by SEC Order No. 4-460.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION

March 24, 2003	By:	/s/ George Perlegos

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on March 24, 2003 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ George Perlegos (George Perlegos)	President, Chief Executive Officer and Director (principal executive officer)

/s/ Robert Avery (Robert Avery)	Interim Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)

/s/ Norm Hall (Norm Hall)	Director

/s/ Gust Perlegos (Gust Perlegos)	Director

/s/ T. Peter Thomas (T. Peter Thomas)	Director

/s/ Tsung-Ching Wu (Tsung-Ching Wu)	Director

/s/ Pierre Fougere (Pierre Fougere)	Director

/s/ Dr. Chaiho Kim (Dr. Chaiho Kim)	Director

CERTIFICATIONS

I, George Perlegos, certify that:

1.	I have reviewed this annual report on Form 10-K of Atmel Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ GEORGE PERLEGOS George Perlegos President & CEO

I, Robert Avery, certify that:

1.	I have reviewed this annual report on Form 10-K of Atmel Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ ROBERT AVERY Robert Avery Interim Vice President, Finance & Chief Financial Officer

Atmel Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2002	2001	2000

Net revenues	$1,193,814	$1,472,268	$2,012,672
Expenses
Cost of revenues	962,869	1,057,623	1,134,683
Research and development	253,163	268,056	251,958
Selling, general and administrative	126,682	182,183	210,404
Asset impairment and restructuring charges	383,801	481,296	—

Total expenses	1,726,515	1,989,158	1,597,045

Operating (loss) income	(532,701)	(516,890)	415,627
Interest and other income	31,185	42,168	53,787
Interest expense	(50,051)	(56,671)	(53,828)

(Loss) income before taxes	(551,567)	(531,393)	415,586
(Provision for) benefit from income taxes	(90,229)	113,045	(149,610)

Net (loss) income	$(641,796)	$(418,348)	$265,976

Basic net (loss) income per share:	$(1.37)	$(0.90)	$0.59

Diluted net (loss) income per share:	$(1.37)	$(0.90)	$0.55

Shares used in basic net (loss) income per share calculations	466,949	464,575	451,798

Shares used in diluted net (loss) income per share calculations	466,949	464,575	491,989

     The accompanying notes are an integral part of these statements.

Atmel Corporation

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$346,371	$333,131
Short-term investments	99,431	259,877
Accounts receivable, net of receivable reserves of $22,415 in 2002 and $20,189 in 2001	195,182	186,558
Inventories	276,069	301,591
Other current assets	107,672	107,966

Total current assets	1,024,725	1,189,123
Fixed assets, net	1,049,031	1,651,475
Fixed assets held for sale	174,651	—
Other assets	32,025	183,599
Cash – restricted	22,127	—

Total assets	$2,302,559	$3,024,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$163,444	$255,742
Convertible notes	132,485	—
Trade accounts payable	95,002	147,315
Accrued liabilities and other	295,725	307,400
Deferred income on shipments to distributors	20,791	24,296

Total current liabilities	707,447	734,753
Long-term debt less current portion	259,261	347,294
Convertible notes	194,248	345,918
Other long-term liabilities	172,460	109,705

Total liabilities	1,333,416	1,537,670

Commitments and contingencies (Notes 9 and 17)
Stockholders’ equity
Common stock; par value $0.001:
Authorized:1,600,000 shares; Shares issued and outstanding: 465,630 at December 31, 2002 and 466,059 at December 31, 2001	466	466
Additional paid in capital	1,252,273	1,245,399
Accumulated other comprehensive income (loss)	55,100	(62,438)
(Accumulated deficit) retained earnings	(338,696)	303,100

Total stockholders’ equity	969,143	1,486,527

Total liabilities and stockholders’ equity	$2,302,559	$3,024,197

The accompanying notes are an integral part of these statements.

Atmel Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Years Ended December 31,
	2002	2001	2000

Cash from operating activities
Net (loss) income	$(641,796)	$(418,348)	$265,976
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	253,588	302,016	247,701
Asset impairment charge	365,719	462,768	—
Deferred taxes	142,067	(94,335)	(5,879)
Tax benefit of stock option purchases	4,408	3,601	12,728
(Gain) loss on sales of fixed assets	(3,927)	7,815	3,553
Provision for doubtful accounts receivable	2,526	5,502	7,721
Accrued interest on zero coupon convertible debt	17,365	13,098	5,814
Gain on repurchase of convertible notes	(14,751)	—	—
Other	2,300	(1,754)	(5,702)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	87	198,183	(100,183)
Inventories	36,147	(19,399)	2,029
Other assets	11,900	(19,319)	(70,448)
Trade accounts payable and other accrued liabilities	(10,788)	(97,102)	268,780
Federal, state, local and foreign taxes	34,698	(36,203)	59,545
Deferred income on shipments to distributors	(3,639)	(9,407)	2,203

Net cash provided by operating activities	195,904	297,116	693,838

Cash from investing activities
Acquisition of fixed assets	(104,208)	(818,181)	(961,401)
Sales of fixed assets	22,077	1,533	3,023
Purchase of other businesses	—	—	(13,781)
(Increase) decrease in restricted cash	(22,127)	51,000	—
Purchase of investments	(59,916)	(176,586)	(526,776)
Sale or maturity of investments	215,913	433,429	178,461

Net cash provided (used) by investing activities	51,739	(508,805)	(1,320,474)

Cash from financing activities
Issuance of notes payable	—	10,100	51,570
Proceeds from issuance of convertible bonds	—	200,027	—
Proceeds from capital leases and notes	5,704	104,944	307,000
Principal payments on capital leases and notes	(256,689)	(225,745)	(173,745)
Repurchase of convertible notes	(21,798)	—	—
Repurchase of common stock	(8,468)	—	(42,909)
Issuance of common stock	10,934	15,390	701,661

Net cash (used) provided by financing activities	(270,317)	104,716	843,577

Effect of exchange rate changes on cash and cash equivalents	35,914	(8,177)	(19,932)

Net increase (decrease) in cash	13,240	(115,150)	197,009

Cash and cash equivalents at beginning of year	333,131	448,281	251,272

Cash and cash equivalents at end of year	$346,371	$333,131	$448,281

Supplemental cash flow disclosures:
Interest paid	$28,636	$43,573	$53,828
Income taxes (refunded) paid, net	(79,847)	55,143	66,847
Issuance of stock for other assets	—	—	261
Fixed asset purchases in accounts payable	10,829	32,849	356,338
Fixed asset acquired under capital leases	25,849	—	—

The accompanying notes are an integral part of these statements.

Atmel Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained	Accumulated
	Common Stock		Additional	earnings	other
			paid in	(accumulated	comprehensive
(In thousands)	Shares	Par value	capital	deficit)	income (loss)	Total

Balances December 31, 1999	404,178	$404	$396,763	$455,472	$(51,160)	$801,479
Sales of stock
Exercise of options	4,279	4	9,280	—	—	9,284
Employee stock purchase plan	925	1	8,954	—	—	8,955
Common stock offering	40,000	40	683,382	—	—	683,422
Issuance for business acquisition	—	—	261	—	—	261
Tax benefit from exercise of options	—	—	12,728	—	—	12,728
Repurchase of shares	(3,810)	(4)	(42,905)	—	—	(42,909)
Convertible Subordinated Guaranteed Step-up Notes	16,901	17	157,949	—	—	157,966
Other comprehensive income
Unrealized gain on investments				—	1,757	1,757
Foreign currency translation adjustment				—	(4,062)	(4,062)
Net income				265,976	—	265,976

Comprehensive income (loss)				265,976	(2,305)	263,671

Balances December 31, 2000	462,473	462	1,226,412	721,448	(53,465)	1,894,857
Sales of stock
Exercise of options	2,534	3	4,718	—	—	4,721
Employee stock purchase plan	1,052	1	10,668	—	—	10,669
Tax benefit from exercise of options	—	—	3,601	—	—	3,601
Other comprehensive income
Unrealized gain on investments				—	4,355	4,355
Foreign currency translation adjustment				—	(13,328)	(13,328)
Net (loss)				(418,348)	—	(418,348)

Comprehensive (loss)				(418,348)	(8,973)	(427,321)

Balances December 31, 2001	466,059	466	1,245,399	303,100	(62,438)	1,486,527
Sales of stock
Exercise of options	1,331	1	2,830	—	—	2,831
Employee stock purchase plan	2,619	3	8,100	—	—	8,103
Repurchase of shares	(4,379)	(4)	(8,464)	—	—	(8,468)
Tax benefit from exercise of options	—	—	4,408	—	—	4,408
Other comprehensive income
Unrealized loss on investments					(3,348)	(3,348)
Foreign currency translation adjustment					120,886	120,886
Net (loss)				(641,796)		(641,796)

Comprehensive income (loss)				(641,796)	117,538	(524,258)

Balances December 31, 2002	465,630	$466	$1,252,273	$(338,696)	$55,100	$969,143

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

     The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. As a result, the Company may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

     Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. The Company made capital expenditures aggregating $1,951,000 in 1999, 2000 and 2001, in large part preparing for expected increases in demand, and in light of falling demand has recognized asset impairment charges aggregating $828,000 in 2001 and 2002. The Company intends to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. The Company believes that cash, cash equivalents and short term investments will be sufficient to meet its anticipated cash needs for operations and capital investments through December 31, 2003. The Company may seek additional equity or debt financing to fund further expansion of its wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

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

Fair Value of Financial Instruments

     For certain of Atmel’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Investments in debt securities are carried at fair value based on quoted market prices. At December 31, 2002, the estimated fair value of the convertible notes was approximately $257,000, as compared to book value of $326,733. The estimated fair value has been determined by the Company using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that Atmel could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

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

Accounts Receivable

     An allowance for doubtful accounts is calculated based on the aging of Atmel’s accounts receivable, historical experience, and management judgment. Atmel writes off accounts receivable against the allowance when Atmel determines a balance is uncollectible and no longer actively pursues collection of the receivable.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out for materials and purchased parts and average cost for work in progress and finished goods) or market and comprise the following:

December 31,	2002	2001

Materials and purchased parts	$13,557	$19,692
Work in progress	193,540	188,026
Finished goods	68,972	93,873

Total	$276,069	$301,591

     Atmel’s inventories represent high-technology parts that may be subject to rapid technological obsolescence and are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than the Company’s estimate, the Company may be required to take additional inventory write-downs. On the other hand, if the Company sells more inventory or at better prices than the Company’s forecast, future margins may be higher.

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

Grant Recognition

     Atmel receives grants from certain government authorities for expanding operations or performing technical services. Grants are recognized as receivable at the time specified milestones have been met for receiving them. Grants are amortized to expenses over the period the related obligations are fulfilled.

Foreign Currency Translation

     Atmel uses the U.S. dollar as its functional currency and its major international subsidiaries use their local currencies as their respective functional currencies. Financial statements of foreign subsidiaries are translated into US dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period. The effect of translating the accounts of Atmel’s foreign subsidiaries into U.S. dollars has been included in stockholders’ equity as a cumulative foreign currency translation adjustment. Gains and losses from remeasurement of assets and liabilities denominated in currencies other than the respective functional currencies are included in the consolidated statements of operations. Gains or (losses) due to foreign currency remeasurement included in interest and other income for the years ended December 31, 2002, 2001 and 2000 were ($3,135), $5,640 and $4,352.

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

     The following table illustrates the effect on net (loss) income and net (loss) income per share if Atmel had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation. The estimated fair value of each Atmel option is calculated using the Black Scholes option pricing model.

	2002	2001	2000

			Basic	Diluted

Net (loss) income – as reported	$(641,796)	$(418,348)	$265,976	$272,769
Compensation expense based on fair value	22,619	17,713	14,718	14,718
Net (loss) income – pro forma	$(664,415)	$(436,061)	$251,258	$258,051
Basic net (loss) income per share– as reported	$(1.37)	$(0.90)	$0.59	—
Basic net (loss) income per share – pro forma	$(1.42)	$(0.94)	$0.56	—
Diluted net (loss) income per share – as reported	$(1.37)	$(0.90)	—	$0.55
Diluted net (loss) income per share – pro forma	$(1.42)	$(0.94)	—	$0.52

Certain Risks and Concentrations

     Atmel sells its products primarily to OEMs and distributors in North America, Europe and Asia, generally without requiring any collateral. Atmel performs ongoing credit evaluations and maintains adequate allowances for potential credit losses. No customer represented more than ten percent of accounts receivable at December 31, 2002.

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

Income Taxes

     Atmel’s provision for (benefit from) income tax is comprised of its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more likely than not to be recoverable against future taxable income. No US taxes are provided on earnings of non-US subsidiaries, to the extent such earnings are deemed to be permanently invested.

Long-Lived Assets

     Atmel periodically evaluates the recoverability of its long-lived assets. Factors which could trigger an impairment review include the following: (i) significant negative industry or economic trends, (ii) exiting an activity in conjunction with a restructuring of operations, (iii) current, historical or projected losses that demonstrated continuing losses associated with an asset, (iv) significant decline in our market capitalization for an extended period of time relative to net book value. When Atmel determines that there is an indicator that the carrying value of long life assets may not be recoverable, the assessment of possible impairment is based on Atmel’s ability to recover the carrying value of the asset from the expected future undiscounted pre-tax cash flows of the related operations. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, within Atmel, the fair values of certain assets based on appraisals and industry trends. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. The evaluation is performed at the lowest levels for which there are identifiable, independent cash flows.

Comprehensive Income

     Comprehensive income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for Atmel arises from foreign currency translation adjustments and an unrealized gain (loss) on securities. Comprehensive income is shown in the statement of stockholders’ equity. As of December 31, 2002, the accumulated other comprehensive income (loss) consisted of $1,221 of unrealized gain on securities and $53,879 unrealized gain on foreign currency translation adjustments. As of December 31, 2001, the accumulated other comprehensive income (loss) consisted of $4,559 of unrealized gain on securities and ($66,997) unrealized loss on foreign currency translation adjustments.

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

Product warranties

     The Company warrants finished goods against defects in material and workmanship under normal use and service typically for periods of 90 days to one year. A liability for estimated future costs under product warranties is recorded when products are shipped.

Research and Development and Software Development Costs

     Costs incurred in the research and development of Atmel’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility and capitalized thereafter until the product is available for general release to customers. No software development costs were capitalized during the years ended December 31, 2002, 2001 and 2000 since costs incurred subsequent to establishment of technological feasibility were not material.

Recent Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating the goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceases, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 are reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002, the beginning of fiscal 2002. The implementation of these standards did not have a material impact on the Company’s results of operations as amortization of goodwill was approximately $2,000 in 2001.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects that the initial application of SFAS No. 143 will not have a material impact on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in calendar 2002 and was used as the guidance for the asset impairment charges recorded by the Company in 2002.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates Statement No. 4 (and Statement No. 64, as it amends Statement No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements No. 4 and No. 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13 although early adoption is permitted. The Company has early adopted SFAS No. 145, and the gain on the repurchase of convertible notes is not shown as an extraordinary item in the Consolidated Statement of Operations.

     In June 2002 the FASB adopted FASB Statement No. 146 (SFAS 146), “Accounting for Exit or Disposal Activities”, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain

Costs incurred in a Restructuring).” A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of FAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. The Company does not expect the implementation of this standard to have a material impact on the Company’s results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The Company has included additional disclosures in accordance with SFAS No. 148 in Note 1 and Note 11.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The Company does not expect the implementation of this standard to have a material impact on the Company’s results of operations. The Company has included additional disclosures in accordance with FIN 45 in Note 9.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity, if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

Reclassifications

     Certain reclassifications have been made to the 2000 and 2001 amounts to conform to the 2002 presentations. These reclassifications did not change the previously reported net income (loss) or the total assets of Atmel.

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

Acquisition of Wafer Fabrication Facilities

     In January 2000 Atmel purchased an 8-inch wafer fabrication facility with an area of approximately 650 thousand square feet, located in Irving, Texas.

     In September 2000 Atmel purchased an 8-inch wafer fabrication facility and related leasehold interests and assets located in North Tyneside, UK. The facility is approximately 750 thousand square feet. In connection with this purchase Atmel paid $49,000 to acquire a ten-year lease on the land. During 2001 Atmel paid $51,000 that had been placed in escrow in 2000 and acquired title to the buildings. Additionally, the Company will have the right to acquire title to the land in 2016 for a nominal amount.

Disposition of assets

     In September 2002 Atmel completed the sale of certain land located in North Tyneside, UK for $13,900 cash. Atmel recorded a gain of $1,000, after disposal costs, which is included in Atmel’s Consolidated Statements of Operations under the caption “Interest and other income.”

     In November 2002 Atmel completed the sale of certain land located in San Jose, California, for $4,430 cash. Atmel recorded a gain of $3,500, after disposal costs, which is included in Atmel’s Consolidated Statements of Operations under the caption “Interest and other income.”

Note 3

BALANCE SHEET DETAIL

     Other current assets consist of the following:

December 31,	2002	2001

Income tax receivable	$61,750	$28,000
Deferred income taxes	—	21,735
VAT receivable	25,249	39,940
Grants receivable	7,249	13,885
Other	13,424	4,406

Total	$107,672	$107,966

     Other assets consist of the following:

December 31,	2002	2001

Non-current deferred income taxes	$—	$108,289
Income tax receivable	—	35,000
Other	32,025	40,310

Total	$32,025	$183,599

     Accrued liabilities and other consist of the following:

December 31,	2002	2001

Advance payments from customers	$10,000	$45,000
Federal, state, local and foreign taxes	70,650	61,550
Accrued salaries and benefits	86,560	66,951
Deferred grants	20,233	18,693
Warranty reserves and accrued returns, royalties and licenses	34,943	28,663
Restructuring	16,500	17,527
Unvouchered invoices	40,296	52,530
Deferred income tax liability	6,539	—
Other	10,004	16,486

Total	$295,725	$307,400

     Other long-term liabilities consist of the following:

December 31,	2002	2001

Advance payments from customer	$104,668	$71,369
Income tax payable	51,396	27,048
Deferred income tax liability	5,504	—
Other	10,892	11,288

Total	$172,460	$109,705

     As of December 31, 2002 Atmel has recorded $114,668 in customer advances, of which $10,000 is recorded in accrued liabilities and $104,668 in other long-term liabilities. The customer advances relate to financings and supply agreements into which Atmel entered with a specific customer in 2000. The supply agreements call for the Company to make available to the customers a minimum quantity of products. Minimum payments are required each year on these agreements, with additional payments to be made if the customers exceed certain purchasing levels. Minimum payments required to be made annually are the greater of 15% of value of product shipped to customer or $10,000, until such time that the advances have been fully repaid.

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

Note 4

SHORT-TERM INVESTMENTS

     All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders’ equity. Realized gains and losses are recorded based on the specific identification method. For fiscal years 2002, 2001 and 2000, gross realized gains and losses on short-term investments were $402, $199 and $17. The carrying amount of Atmel’s investments is shown in the table below:

December 31,	2002		2001

	Book Value	Market Value	Book Value	Market Value

U.S. Government obligations	$22,075	$22,349	$76,872	$77,938
State and municipal securities	6,000	6,000	9,050	9,215
Corporate securities and other obligations	70,135	71,082	169,396	172,724

	98,210	99,431	255,318	259,877
Unrealized gains	1,221	—	4,559	—

Total	$99,431	$99,431	$259,877	$259,877

     At December 31, 2002, investments with scheduled maturities within one year were $59,951 and for over one year were $38,259. At December 31, 2001, investments with scheduled maturities within one year were $79,365 and for over one year were $175,953. Atmel has classified all investments with maturity dates of 90 days or more as short term since it has the ability to redeem them within the year.

Note 5

FIXED ASSETS

December 31,	2002	2001

Land	$37,453	$56,375
Buildings and improvements	501,544	482,302
Machinery and equipment	1,438,048	1,047,505
Furniture and fixtures	91,160	39,981
Construction in progress	29,998	762,683

	2,098,203	2,388,846
Less accumulated depreciation and amortization	(1,049,172)	(737,371)

Fixed assets, net	$1,049,031	$1,651,475

     Fixed assets include building and improvements, and machinery and equipment acquired under capital leases of $481,009 and $437,822 at December 31, 2002 and 2001. Related accumulated depreciation amounted to $283,620 and $214,493.

     Construction in progress in 2001 consists of equipment additions in progress and buildings associated with the January 2000 acquisition of the wafer fabrication facility located in Irving, Texas and the purchase in September 2000 of the wafer fabrication facility in North Tyneside, UK.

Note 6

FIXED ASSETS HELD FOR SALE

     The Company has classified $174,180 of fixed assets related to the fabrication facilities at Irving, Taxes as held for sale. These assets are not depreciated. As described in Note 15, the fair value of these assets was determined based on management estimates including the use of an outside appraisal. The Company has also classified $471 of certain assets in Europe as held for sale. As described in Note 15, the fair values were estimated by the Company based on comparative market values for similar equipment. Given that current market conditions for the sale of fabrication facilities and related equipment may fluctuate, there can be no assurance that the Company will realize the current net carrying value for the assets. The Company reassesses the realizability of the carrying value of these assets at the end of each quarter until the assets are sold or otherwise disposed of and additional adjustments may be necessary.

Note 7

BORROWING ARRANGEMENTS

     Information with respect to Atmel’s debt obligations is shown in the following table:

December 31,	2002	2001

Various non-interest bearing notes	$1,514	$6,568
Various interest-bearing notes	35,804	138,806
Convertible notes	326,733	345,918
Capital lease obligations	385,387	457,662

	749,438	948,954
Less amount due within one year	(295,929)	(255,742)

Long-term debt due after one year	$453,509	$693,212

     Maturities of the debt obligations are as follows:

Year ending December 31,	Convertible Notes	Other	Total

2003	$134,892	$184,415	$319,307
2004	—	136,961	136,961
2005	—	93,092	93,092
2006	228,033	30,364	258,397
2007	—	4,479	4,479
Thereafter	—	23,296	23,296

	362,925	472,607	835,532
Less amount representing interest	(36,192)	(49,902)	(86,094)

Total	$326,733	$422,705	$749,438

     The non-interest-bearing notes are due in varying amounts through the year 2003 and have been discounted between 7% and 9%. The interest-bearing notes consist of loans where interest rates are based on the London Interbank Official Rate (LIBOR) plus a spread ranging from 1.75% to 2% and the short-term Euro Interbank Offered Rate (EURIBOR) plus a spread ranging from 0.5% to 1.23%. The six-month LIBOR and EURIBOR rates were approximately 1.4% and 2.8% at December 31, 2002. A Japanese currency loan, which had a balance of $20,382 at December 31, 2001 was repaid during the year ended December 31, 2002, and had been recorded net of unrealized foreign currency gain of $4,890 at December 31, 2001. A French currency loan, which had a balance of

$12,730 at December 31, 2001 was repaid during the year ended December 31, 2002, and had been recorded net of unrealized foreign currency gain of $3,014 at December 31, 2001.

     Approximately $51,598 of the debt included in the capital lease obligations require Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis and approximately $33,856 of the debt obligations have cross default provisions. The lenders agreed to amend certain of the covenants associated with the borrowings and have required the Company to maintain restricted cash of $22,127, as of December 31, 2002, with the lenders. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. The Company was in compliance with the covenants as of December 31, 2002.

     In April 1998, Atmel completed a sale of zero coupon subordinated convertible notes, due 2018, which raised $115,004. The 2018 convertible notes are convertible, at the option of the holder, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount at maturity of the debt. The effective interest rate of the notes is 5.5% per annum. The notes are redeemable for cash, at the Company’s option, at any time after April 21, 2003, in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. In addition, the notes are redeemable at the option of the holder as of April 21, 2003, 2008 and 2013, at prices equal to the issue price plus accrued interest. If the holders exercise their option, the Company may, at its option, elect to redeem the debt for cash or common stock of the Company, or any combination thereof. In light of the decline in the market price of its stock, the Company may determine, at its option, to use cash to redeem any notes that are submitted for redemption by the holders in April 2003. The Company has classified the carrying amount of the 2018 convertible notes, which was included in non-current liabilities at December 31, 2001, as a current liability at December 31, 2002. During the fourth quarter of 2002, the Company paid $14,171 and repurchased in the market 2018 convertible notes with accreted value of $15,497, resulting in a gain of $1,326 that is included in Interest and Other Income.

     In May 2001, the Company completed a sale of zero coupon convertible notes, due 2021, which raised $200,027. The notes are convertible, at the option of the holder, into the Company’s common stock at the rate of 22.983 shares per $1 (one thousand dollars) principal amount at maturity of the debentures. The effective interest rate of the debentures is 4.75% per annum. The notes will be redeemable for cash, at the Company’s option, at any time on or after May 23, 2006 in whole or in part at redemption prices equal to the issue price plus accrued original issue discount. At the option of the holders on May 23, 2006, 2011 and 2016, the Company is required to redeem the notes at prices equal to the issue price plus accrued original issue discount through date of repurchase. The Company may elect to pay the redemption price in cash, in shares of common stock or in any combination of the two. During the fourth quarter of 2002, the Company paid $7,627 and repurchased in the market 2021 convertible notes with accreted value of $21,053, resulting in a gain of $13,426 that is included in Interest and Other Income.

Note 8

COMMON STOCK

Stock Offerings

     On February 3, 2000 Atmel sold 36,000 shares of common stock at a price of $17.75 per share for net proceeds of $613,000 in a public offering. On September 26, 2000 Atmel sold 4,000 shares of common stock in a global offering. The global offering consisted of a public offering in France on the Premier Marche of the Paris Stock Exchange, an offering to institutional investors in the rest of the world, and a public offering in the United States at a price of 21.84 euros or $18.50 U.S. per share, for net proceeds of $70,000.

Stock Split

     On July 14, 2000 Atmel’s Board of Directors approved a two-for-one stock split, to be effected as a stock dividend. Stockholders of record at the close of business August 11, 2000 received one additional share for each share already held. All per share data in this report reflects this stock split.

Stock Repurchase

     In January 1998 the Board of Directors of the Company approved a stock repurchase program that allowed the Company to purchase up to 20,000 shares of its common stock. In October 2002 the Board of Directors of the

Company approved a stock purchase program that allowed the Company to purchase up to 100,000 additional shares of its common stock.

     The Company purchased 5,600 shares of its common stock at an average price of $3.58 per share before December 31, 1999. The Company purchased 3,800 shares of its common stock at an average purchase price of $11.26 per share in 2000. The Company purchased 4,400 shares of its common stock at an average price of $1.93 in 2002. At December 31, 2002, the Company had the ability to purchase an additional 106,200 shares based on the approved stock purchase programs.

Conversion of Debt to Stock

     In June 2000 Atmel redeemed the 3.25% Convertible Subordinated Guaranteed Step-Up Notes due in 2002. The aggregate principal amount outstanding was $150,000. Note holders had the option to convert their Notes into shares of Atmel Corporation common stock or redeem for cash. $149,998 principal amount of notes was converted into shares of common stock, constituting a total of 16,901 shares.

Authorized common stock

     In May 2001 the authorized common stock of the Company was increased to 1,600,000 shares from 500,000 shares.

Note 9

COMMITMENTS AND CONTINGENCIES

     Atmel leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. Atmel also leases certain manufacturing equipment under operating leases. Rental expense for 2002, 2001 and 2000 was $12,617, $10,948 and $17,995.

     The Company has entered into capital leases to finance building and improvements, and machinery and equipment. The capital leases are secured by the financed assets. At December 31, 2002, no additional amounts were available under these arrangements.

     Aggregate non-cancelable future minimum rental payments under operating and capital leases are as follows:

Year ending December 31	Operating leases, net	Capital Leases

2003	$10,919	$168,918
2004	6,009	118,602
2005	4,973	90,662
2006	3,774	28,634
2007	1,420	4,201
Thereafter	666	15,982

	$27,761	426,999

Less amount representing interest		(41,612)

Total Capital Lease Obligation		385,387
Less current portion		(148,873)

Capital Lease obligation due after one year		$236,514

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

     The Company currently is a party to various legal proceedings, including those noted below and in Note 17. The amount or range of possible loss, if any, is not reasonably subject to estimation. While management, including internal counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income, cash flows and financial position of the Company. The estimate of the potential impact on our financial position or overall results of operations or cash flow for the above legal proceedings could change in the future.

     Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by the Company. The complaint seeks unspecified damages, costs and attorney fees. The parties are currently engaged in discovery. The Court held a Markman claims construction hearing on December 5 and 6, 2002, and the parties submitted final briefs on December 20, 2002. The Court has set a trial date of July 28, 2003. The Company disputes plaintiff’s claims and intends to defend the lawsuit vigorously.

     Philips Corporation (“Philips”) filed suit against the Company in the United States District Court, Southern District of New York, on October 30, 2001 for infringement of its patent, seeking injunctive relief against the alleged infringement and damages. The Company answered Philips’ complaint alleging invalidity, unenforceability, and non-infringement of the patent, which the Company continues to maintain with the substantial completion of fact discovery. The Company disputes plaintiff’s claims and intends to defend the lawsuit vigorously.

     Seagate Technology (“Seagate”) filed suit against Atmel on July 31, 2002. Seagate contends that certain semiconductor chips sold by Atmel to Seagate between April 1999 and some indefinite date in 2001 were defective. Seagate contends that this defect has caused millions of disk drives manufactured by Seagate to fail. Though the complaint does not describe the nature of the defect, discovery from Seagate suggests that Seagate believes that the plastic casings of the Atmel chips contain red phosphorus, which in certain highly specific and rare situations can result in an electrical short between the pins and the leadframe of the chip. Seagate seeks unspecified damages as well as disgorgement of profits related to these particular chips. The Company disputes plaintiff’s claims and intends to defend the lawsuit vigorously.

     The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The majority of products are generally covered by a warranty typically ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the fiscal year 2002:

Liability Debit/(Credit)

Balance at January 1, 2002	$(9,612)
Accrual for warranties during the period	(8,164)
Accrual relating to preexisting warranties	1,890
(including change in estimates)
Settlements made (in cash or in kind) during the period	5,636

Balance at December 31, 2002	$(10,250)

     The Company enters into agreements with customers in the normal course of business that contain various guarantees such as indemnification of its or a third party’s intellectual property. At December 31, 2002, the Company had not recorded any liability associated with these guarantees.

Note 10

TAXES ON INCOME

     The components of (loss) income from operations before income taxes were as follows:

Years Ended December 31,	2002	2001	2000

US	$(373,095)	$(258,035)	$222,234
Foreign	(178,472)	(273,358)	193,352

	$(551,567)	$(531,393)	$415,586

     The provision for (benefit from) income taxes consists of the following:

Years Ended
December 31,		2002	2001	2000

Federal	Current	$(60,000)	$(20,365)	$120,817
	Deferred	67,899	(66,024)	(12,866)
State	Current	—	—	11,527
	Deferred	37,133	(20,699)	(1,604)
Foreign	Current	8,162	1,655	23,145
	Deferred	37,035	(7,612)	8,591

Total Income Tax		$90,229	$(113,045)	$149,610

     The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31,	2002	2001

Deferred income tax assets:
Fixed assets	$242,030	$121,184
Other intangibles	16,525	6,324
Deferred income on shipments to distributors	5,729	7,161
Other accruals	23,559	23,299
Net operating loss	81,034	34,866
Research and development and other tax credits	38,463	22,799

Total deferred income tax assets	407,340	215,633
Less valuation allowance	(407,340)	(65,700)

Net deferred income tax assets	—	149,933
Deferred income tax liabilities:
State taxes	—	(12,997)
Deferred grant and undistributed subsidiary income	(11,480)	(1,783)
Unrealized foreign exchange loss	—	(5,129)
Other	(563)	—

Total deferred tax liabilities	(12,043)	(19,909)

Total net deferred income tax assets (liability)	$(12,043)	$130,024

     The Company records a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The increase in valuation allowance for the year ended December 31, 2002, resulted from the Company’s assessment of its ability to realize the benefits of the deferred tax assets. The ultimate realization of the deferred tax assets depends upon generation of future taxable income during periods in which the temporary differences become deductible. Based on historical losses and projections for making future taxable income over the periods that the deferred tax assets are deductible, the Company believes that it is more likely than not that it will not realize the benefit of the net deferred tax assets, and accordingly, has provided a full valuation allowance. At December 31, 2002 the valuation allowance relates primarily to deferred tax benefits in U.S., U.K, and French jurisdictions and the deferred tax liability primarily relates to U.S. tax provided on foreign subsidiary income that is not considered permanently reinvested.

     The Company’s effective tax rate differs from the United States federal statutory income tax rate as follows:

Years Ended December 31,	2002	2001	2000

United States federal statutory income tax rate	(35.00)%	(35.00)%	35.00%
Foreign operations	15.13	5.84	1.44
State taxes, net of federal income tax benefit	4.41	(2.53)	0.22
Unrecognized benefit of net operating losses and tax credits	31.41	10.49	0.00
Other, net	0.41	(0.10)	(0.66)

Effective tax rate (benefit)	16.36%	(21.30)%	36.00%

     U.S. income taxes are provided for deferred tax on undistributed earnings of non-US subsidiaries that are not expected to be permanently reinvested. There has been no provision for U.S. income tax for the remaining undistributed earnings of approximately $60,000 at December 31, 2002, because the Company intends to reinvest these earnings indefinitely in operations outside the U.S. If repatriated, these earnings would result in tax of approximately $21,000 at the current federal statutory tax rate of 35%. Subject to limitation, tax on undistributed earnings may be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

     The Company has a net operating loss carryforward from foreign operations of approximately $204,863. There is no expiration on the use of the majority of these losses. The Company also has state net operating losses of approximately $212,751. These losses expire in different periods from 2006 through 2022.

     The Company’s United States income tax returns for the years 1994 through 1996 are currently under appeal with the Internal revenue Service (IRS). The IRS is also examining income tax returns of the Company for the years 1997 through 2001. The Company believes that adequate amounts of tax and related interest and penalties, if any, have been provided for any adjustments that may result from the resolution of these examinations.

Note 11

EMPLOYEE OPTION AND STOCK PURCHASE PLANS

     Atmel has two stock option plans—the 1986 Incentive Stock Option Plan (1986 Plan) and the 1996 Stock Option Plan (1996 Plan). The 1986 Plan expired in April 1996. The 1996 Plan, which has reserved 36,000 shares of Common Stock for issuance thereunder, was approved by the stockholders on April 26, 1996. Under Atmel’s 1996 Plan, Atmel may issue common stock directly or grant options to purchase common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

     Activity under Atmel’s 1986 Plan and 1996 Plan is set forth below:

		Outstanding Options

					Weighted
			Exercise	Aggregate	Average
	Available	Number of	Price	Exercise	Ex. Price
	For Grant	Options	Per Share	Price	Per Share

Balances, December 31, 1999	19,696	22,882	$0.19 - 12.47	69,046	$3.02
Options Granted	(4,655)	4,655	12.13 - 24.44	71,766	15.42
Options Cancelled	732	(732)	1.84 - 24.44	(5,386)	7.36
Options Expired	(160)	—
Options Exercised		(4,279)	0.19 - 17.13	(9,280)	2.17

Balances, December 31, 2000	15,613	22,526	0.53 - 24.44	126,146	5.60
Options Granted	(1,856)	1,856	7.12 - 14.94	19,199	10.34
Options Cancelled	844	(844)	1.84 - 24.44	(10,020)	11.87
Options Exercised		(2,534)	0.53 - 12.47	(4,718)	1.86

Balances, December 31, 2001	14,601	21,004	0.53 - 24.44	130,607	5.60
Options Granted	(7,616)	7,616	1.00 - 9.75	26,260	3.45
Options Cancelled	793	(793)	1.69 - 24.44	(8,457)	10.66
Options Expired	(50)	—
Options Exercised		(1,331)	0.53 - 8.39	(2,831)	2.13

Balances, December 31, 2002	7,728	26,496	$1.00 - 24.44	145,579	$5.49

     The number of shares exercisable under Atmel’s stock option plans at December 31, 2002, 2001 and 2000 were 15,507, 14,454 and 13,375.

     The following table summarizes the stock options outstanding at December 31, 2002:

		Options Outstanding			Options Exercisable

	Range of		Weighted-Average
	Exercise		Remaining	Weighted-Average		Weighted-Average
	Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price

	$1.00-1.06	500	0.7years	$1.06	476	$1.06
	1.13- 1.98	8,377	4.1	1.98	8,229	1.98
	2.03- 7.83	12,191	7.8	4.17	4,593	5.34
	7.99-11.50	1,305	8.4	9.29	359	9.74
	12.13-13.77	1,547	7.8	12.38	559	12.47
	14.75-18.13	1,877	7.4	16.67	953	16.90
	19.00-24.44	699	7.4	20.32	338	20.36

Total	$1.00-24.44	26,496	6.5	$5.49	15,507	$4.82

     Under the 1991 Employee Stock Purchase Plan (ESPP), qualified employees are entitled to purchase shares of Atmel’s common stock at 85 percent of the fair market value at certain specified dates. Purchases under the ESPP were 2,619 shares of common stock in 2002, 1,052 shares of common stock in 2001, and 925 in 2000 at an average price of $3.09, $10.14, and $9.68, respectively. Of the 22,000 shares authorized for issuance under this plan, 2,992 shares were available for issuance at December 31, 2002.

     Atmel has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation. Accordingly, no compensation cost has been recognized for the 1986 Plan or 1996 Plan or for grants made under the ESPP. If the compensation cost for the 1986 Plan, the 1996 Plan and the ESPP had been determined based on the fair value at the grant date for options granted in 2002, 2001 and 2000 consistent with the provisions of SFAS 123, Atmel’s net (loss) income and net (loss) income per share for 2002, 2001 and 2000 would have been adjusted to the pro forma amounts indicated below:

	2002	2001	2000

			Basic	Diluted

Net (loss) income – as reported	$(641,796)	$(418,348)	$265,976	$272,769
Compensation expense based on fair value	22,619	17,713	14,718	14,718
Net (loss) income – pro forma	$(664,415)	$(436,061)	$251,258	$258,051
Basic net (loss) income per share– as reported	$(1.37)	$(0.90)	$0.59	—
Basic net (loss) income per share – pro forma	$(1.42)	$(0.94)	$0.56	—
Diluted net (loss) income per share – as reported	$(1.37)	$(0.90)	—	$0.55
Diluted net (loss) income per share – pro forma	$(1.42)	$(0.94)	—	$0.52

     The fair value of each option grant for both 1986 Plan and 1996 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000

Risk-free interest	1.60%	3.58%	6.3%
Expected life after vesting (years)	0.97 – 1.34	0.99 – 1.35	0.72 – 1.31
Expected volatility	116%	80%	88%
Expected dividend	$0	$0	$0

     The weighted average fair values of options granted during 2002, 2001 and 2000 were $2.60, $6.33 and $10.36 per share. The weighted average expected life was calculated based on the period from the vesting date to the exercise date and the exercise behavior of the employees.

     The fair value of each purchase under the ESPP is estimated on the date at the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but with expected lives of 0.5 year. The weighted average fair values of ESPP purchases during 2002, 2001 and 2000 were $1.54, $4.26 and $5.11 per share.

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

     The effects of applying SFAS 123 on the pro forma disclosures for the years ended December 31, 2002, 2001 and 2000 are not likely to be representative of the effects on pro forma disclosures in future years.

Note 12

RETIREMENT PLAN

     Atmel maintains a 401(k) Tax Deferred Savings Plan for the benefit of qualified employees who are primarily U.S. based. Atmel matches each eligible employee’s contribution with up to a maximum of five hundred dollars. The Atmel matching contribution obligation was $811, $1,026 and $1,108 for 2002, 2001 and 2000.

     The Company sponsors a defined benefit pension plan in Germany that covers substantially all German employees. The benefits are based on years of service and compensation on a career-average pay basis. The plan is non-funded. Charges to expense are based upon costs computed by independent actuaries. The contributions are intended to provide for benefits earned to date and those expected to be earned in the future.

     The assumed discount rate and rate of compensation increases used to determine pension expense in 2002 were 5.75% and 4.5%, respectively. In 2001, the assumptions were 6% and 5%, respectively. In 2000, the assumptions were 6.5% and 5%, respectively.

     Net pension cost in Germany in 2002, 2001 and 2000 included the following components:

Year ended December 31,	2002	2001	2000

Service costs-benefits earned during the period	$925	$753	$720
Interest cost on projected benefit obligation	1,211	1,045	1,110
Amortization of prior service cost	—	(47)	(41)

Net pension cost	$2,136	$1,751	$1,789

     The change in the German projected benefit obligation at December 31, 2002 and 2001 was as follows:

Year ended December 31,	2002	2001

Projected benefit obligation at beginning of the year	$19,019	$16,870
Service cost	925	753
Interest cost	1,211	1,045
Amortization of prior service costs	—	(47)
Actuarial gains (losses)	(1,057)	1,489
Benefits paid	(255)	(200)
Foreign currency exchange rate changes	3,460	(891)

Projected benefit obligation at end of the year	23,303	19,019
Unrecognized net gain (loss)	1,904	621

Accrued pension liability	$25,207	$19,640

Note 13

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

     Atmel’s wafer manufacturing facilities fabricate integrated circuits for all business units as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. Because operating segments are defined by the products they design and sell, they do not make sales to each other. Atmel does not report assets, or track expenditures on long-lived assets by operating segment.

Information about segments:

			Nonvolatile
	ASIC	Micro-controllers	Memories	RF and Automotive	Total

Year ended December 31, 2000:
Net revenue from external customers	$329,127	$220,384	$1,050,869	$412,292	$2,012,672
Segment operating income	16,902	61,408	271,848	94,514	444,672
Year ended December 31, 2001:
Net revenue from external customers	$332,624	260,636	615,056	263,952	$1,472,268
Segment operating (loss) income	(43,490)	26,065	25,118	26,171	33,864
Year ended December 31, 2002:
Net revenue from external customers	$379,758	234,394	359,641	220,021	$1,193,814
Segment operating (loss) income	(11,494)	28,272	(102,880)	8,277	(77,825)

Reconciliations of segment information to financial statements:

	2002	2001	2000

Total income for reportable segments	$(77,825)	$33,864	$444,672
Unallocated amounts:
Start up costs	(71,075)	(69,458)	(29,045)
Asset impairment and restructuring charges	(383,801)	(481,296)	—

Operating Income (loss)	$(532,701)	$(516,890)	$415,627

Start up costs reflect the pre-production cost for the North Tyneside, U.K., and Irving, Texas, wafer fabrication facilities which cannot be allocated to any product segment.

Geographic sources of revenues and locations of long-lived assets:

	2002		2001		2000

	Revenues	Long-lived assets	Revenues	Long-lived assets	Revenues	Long-lived assets

United States	$255,332	$350,709	$358,713	$842,729	$652,827	$1,046,779
Germany	113,667	24,883	132,069	49,956	187,676	46,705
France	112,732	447,590	133,359	445,242	84,059	690,030
UK	64,420	214,835	82,868	307,043	86,359	140,173
Japan	70,223	—	151,471	—	144,857	—
China	206,390	397	101,100	405	163,912	270
Rest of Asia-Pacific	233,427	1,630	299,696	227	367,150	—
Rest of Europe	106,766	8,987	148,579	5,873	204,255	—
Rest of World	30,857	—	64,413	—	121,577	3,860

Total	$1,193,814	$1,049,031	$1,472,268	$1,651,475	$2,012,672	$1,927,817

     Revenues are attributed to countries based on delivery locations. Long-lived assets exclude assets held for sale in the U.S. and Europe.

     One customer accounted for $43,281, $97,960 and $231,922 of revenues in 2002, 2001, and 2000, respectively.

Note 14

STOCKHOLDER RIGHTS PLAN

     In September 1998, the Board of Directors approved a stockholder rights plan, and in October 1999 the Board of Directors approved an amended and restated rights plan, under which stockholders of record on September 16, 1998 received rights to purchase (“Rights”) one-thousandth of a share of Atmel’s Series A preferred stock for each outstanding share of Atmel’s common stock. The Rights are exercisable at an exercise price of $50, subject to adjustment. The Rights will separate from the common stock and Rights certificates will be issued and the Rights will become exercisable upon the earlier of: (1) fifteen (15) days (or such later date as may be determined by a majority of the Board of Directors) following a public announcement that a person or group of affiliated associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of Atmel’s outstanding common stock, or (2) fifteen (15) business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20 percent or more of the outstanding common stock of Atmel. The Rights expire on the earlier of (1) October 15, 2009, (2) redemption or exchange of the Rights, or (3) consummation of a merger, consolidation or assets sale resulting in expiration of the Rights.

Note 15

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

     During the Company’s third quarter 2001 a restructuring plan was announced that included plans for the consolidation of manufacturing operations in both the United States and Europe and workforce reduction. The asset impairment and restructuring charges of $481,296 included a $462,768 asset impairment charge and an $18,528 charge related to reductions of force in Europe. The asset impairment charge related primarily to the manufacturing assets in the fabrication facilities in Colorado Springs, Colorado, Rousset, France and Nantes, France. The Company determined that due to excess capacity, the future undiscounted cash flows related to these facilities would not be sufficient to recover the carrying value of the manufacturing equipment in those facilities. The carrying values of these assets were written down to the Company’s estimate of fair market value and will continue to be depreciated over their remaining useful lives. The estimate of fair market value was made by management using various factors, including an outside appraisal that assumed the assets would continue in use at their current locations. Additionally, charges of $2,824 related to the US reduction in force of approximately 400 employees were expensed as cost of revenues upon finalization of detailed plans and communications to employees, which were generally in the periods in which the employees were terminated. The European reduction in force charges were based on legal requirements. At December 31, 2002, 401 employees have been terminated and approximately $14,113 of the European reduction in force costs had been paid in 2002 while $1,135 were paid in 2001. During

2002, $2,579 of restructuring charges relating to the reductions in force in Europe was reversed based on a revised estimate of anticipated costs. The remaining $835 is included in accrued liabilities and will be paid out over the next 6 months.

     As a result of the downturn experienced in 2001, the Company delayed the completion of construction of the facilities at North Tyneside, UK and Irving, Texas to 2002, when it anticipated industry to rebound. The Company failed to meet its revenue projections in the first half of 2002 and concluded that the recovery in the industry would be slower and take longer than previous estimated. In light of these conditions, the Company performed an asset impairment review of its fixed assets. The Company determined that due to excess capacity, the future undiscounted cash flows related to the facilities at Irving, Texas and North Tyneside, U.K. would not be sufficient to recover the historical carrying value of the manufacturing equipment in those facilities. Atmel recorded an asset impairment charge of $341,383 in the second quarter 2002. The asset impairment charge was recorded to write down the carrying value of the equipment in the fabrication facilities in Irving, Texas and North Tyneside, U.K. to their estimated fair values. The estimate of fair values was made by management using various factors, including an outside appraisal that assumed the assets would continue in use at their current locations.

     Atmel recorded an additional $39,630 of asset impairment and restructuring charges in the third quarter of 2002. This included $42,209 of charges related to the closure of the Company’s 8-inch wafer fabrication facility at Irving, Texas, offset by a $2,579 reversal of restructuring charges accrued in the third quarter of 2001. The Irving, Texas, facility was acquired in 2000 and the Company originally intended to commence commercial production in the second half of 2002. However, given the market conditions in the semiconductor industry, management reassessed its overall manufacturing capacity against the potential anticipated demand and decided to close the facility. The fabrication facility is available for sale and was placed on the market in August 2002. The Company intends to complete a sale as soon as possible, however the timing of a final sale is uncertain given the current market for semiconductor manufacturing facilities. As a result of the decision to close the facility and make it available for sale, Atmel recorded $42,209 of charges consisting of:

•	an asset impairment charge of $23,456 for the write down of the assets held for sale to their estimated net realizable value of $174,427. The estimate of net realizable value was made by management using various factors, including an outside appraisal of the fabrication facility.

•	costs for terminating contracts with suppliers of $13,923, $499 of which was paid before December 31, 2002 while the remaining will be paid in future periods.

•	employee termination costs of $3,712 for 297 employees. Approximately 272 employees were terminated and $3,601 of the charge was paid before December 31, 2002, while the remaining amounts will be paid before September 2003.

•	a $1,118 charge related to the repayment of a property tax abatement. Approximately $606 of the charge was paid before December 31, 2002, while the remaining amount will be paid by January 2003.

     Ongoing costs will consist of expenses to maintain, market and secure the facility and property taxes. These costs are not expected to be significant.

     Atmel recorded $2,788 of restructuring and asset impairment charges in the fourth quarter of 2002. This charge relates plans for reorganizing certain programs and a 50-person workforce reduction in Europe. The restructuring charges consist of:

•	a $880 asset impairment charge for the write down of certain assets held for sale to their estimated realizable value of approximately $471. The fair values were estimated by the Company and prepared based on comparative market values for similar equipment.

•	a $1,908 charge related to reductions of force in Europe. Approximately 18 employees were terminated and $290 of the charge was paid before December 31, 2002, while the remaining amounts attributable to 32 employees will be paid through December 2003.

     The following table summarizes the activity related to the restructuring reserve liability during fiscal year 2002.

	January 1, 2002				December 31, 2002
	reserve	Charges	Reversals	Payments	reserves

Third quarter of 2001
Reduction of force in Europe	$17,527	$—	$(2,579)	$(14,113)	$835
Third quarter of 2002
Termination of contract with supplier	—	13,923	—	(499)	13,424
Employee termination costs	—	3,712	—	(3,601)	111
Repayment of property tax abatement	—	1,118	—	(606)	512
Fourth quarter of 2002
Reduction of force in Europe	—	1,908		(290)	1,618

Total	$17,527	$20,661	$(2,579)	$(19,109)	$16,500

Note 16

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

     A reconciliation of the numerator and denominator of basic and diluted net (loss) income per share is provided as follows:

Years Ended December 31,	2002	2001	2000

Basic net (loss) income (numerator)	$(641,796)	$(418,348)	$265,976
Interest on convertible bond	—	—	6,793

Diluted net (loss) income (numerator)	$(641,796)	$(418,348)	$272,769

Shares used in basic net (loss) income per share calculations (denominator)	466,949	464,575	451,798
Dilutive effect of stock options	—	—	14,118
Dilutive effect of convertible bond	—	—	7,043
Dilutive effect of zero coupon bond	—	—	19,030

Shares used in diluted net (loss) income per share calculations (denominator)	466,949	464,575	491,989

Basic net (loss) income per share	$(1.37)	$(0.90)	$0.59
Diluted net (loss) income per share	$(1.37)	$(0.90)	$0.55

     Options to purchase approximately 26,496 and 21,004 shares were outstanding at December 31, 2002 and 2001, respectively and were excluded from the computation of dilutive shares because of their antidilutive effect on net (loss) income per share as the Company incurred a net loss for these years. Options to purchase approximately 658 shares were outstanding at December 31, 2000 but were not included in computation of diluted shares for the year, because they were antidilutive.

     Common stock equivalent shares associated with the convertible notes of 60,891 and 26,166 were excluded from the computation of dilutive shares because of their antidilutive effect on net (loss) income per share as the Company incurred a net loss for the years ended December 31, 2002 and 2001.

Note 17

SUBSEQUENT EVENTS

     On March 4, 2003 the Company announced its intention to use cash instead of stock to repurchase 2018 convertible notes, if redeemed by the note holders in April 2003.

     On February 7, 2003, a class action entitled Pyevich v. Atmel Corporation, et al., was filed in the United States District Court for the Northern District of California, against the Company and certain of its current officers and a former officer. The Complaint alleges that the Company made false and misleading statements concerning its financial results and business during the period from January 20, 2000 to July 31, 2002 as a result of sales of allegedly defective product to a customer and alleges that the Company violated Section 10(b) of the Securities Exchange Act of 1934. Additional, virtually identical complaints were subsequently filed and will be consolidated into this action. The Complaints do not identify the alleged monetary damages. The Company disputes plaintiffs’ claims and intends to defend the lawsuit vigorously.

     On February 19, 2003, a derivative class action entitled Cappano v. Perlegos, et al., was filed in the Superior Court for the State of California for the County of Santa Clara. The Complaint names as defendants the certain directors, officers and a former officer of the Company, and the Company is also named as a nominal defendant. The Complaint alleges that between January 2000 and July 31, 2002, defendants breached their fiduciary duties to the Company by permitting it to sell defective products to customers. The Complaint alleges claims for breach of fiduciary duty, mismanagement, abuse of control, waste, and unjust enrichment. The Complaint seeks unspecified damages and equitable relief as against the individual defendants. An additional, virtually identical complaint alleging the same allegations also was filed. The Company disputes plaintiffs’ claims and intends to defend the lawsuit vigorously.

     Report of Independent Accountants

To the Board of Directors and
Stockholders of Atmel Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Atmel Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California

January 27, 2003, except for Note 17, which is as of March 4, 2003

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors
of Atmel Corporation

Our audits of the consolidated financial statements of Atmel Corporation and subsidiaries referred to in our report dated January 27, 2003 except for Note 17, which is as of March 4, 2003, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
San Jose, California

January 27, 2003, except for Note 17, which is as of March 4, 2003

Schedule II

ATMEL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the fiscal years ended December 31, 2002, 2001, and 2000

(In thousands)

	Balance at	Charged	Deductions -	Balance at End of
Description	Beginning of Period	to Expenses	Writeoffs	Period

Allowance for doubtful accounts receivable:
Fiscal year ended 2000	$20,770	$4,218	$(5,301)	$19,687
Fiscal year ended 2001	19,687	5,502	(5,000)	20,189
Fiscal year ended 2002	20,189	2,526	(300)	22,415

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation of Registrant, as amended to date (which is incorporated herein by reference to Exhibit 2 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

3.2	Bylaws of Registrant, as amended.

3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock (which is incorporated herein by reference to Exhibit A of Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

4.1	Amended and Restated Preferred Shares Rights Agreement dated as of October 18, 1999, between Atmel Corporation and BankBoston, N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

10.1+	1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991).

10.2+	1991 Employee Stock Purchase Plan, as amended.

10.3+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19032).

10.4+	1996 Stock Plan and forms of agreements thereunder.

10.5	Indenture, dated as of April 21, 1998, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture) (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-59261) filed on July 16, 1998).

10.6	First Supplemental Indenture, dated as of October 15, 1999, to Indenture dated as of April 21, 1998, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder.

10.7	Registration Rights Agreement dated as of April 21, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-59261) filed on July 16, 1998).

10.8	Indenture, dated as of May 23, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture) (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-63996) filed on June 27, 2001).

10.9	Registration Rights Agreement dated as of May 23, 2001, by and among the Registrant and Morgan Stanley & Co. Incorporated, Credit Lyonnais Securities (USA) Inc. and Needham & Company, Inc. (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-63996) filed on June 27, 2001).

21.1	Subsidiaries of Registrant.

Exhibit
Number	Description

23.1	Consent of Independent Accountants.

24.1	Power of Attorney (included on the signature pages hereof).

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management compensatory plan, contract or arrangement.