Form 10-Q
period 2003-03-31
ATMEL CORP
filed 2003-05-14
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2003

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

On May 1, 2003, Registrant had 468,765,361 outstanding shares of Common Stock.

ATMEL CORPORATION

FORM 10-Q

     QUARTER ENDED March 31, 2003

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Atmel Corporation

Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 31, 2003	December 31, 2002

Current assets
Cash and cash equivalents	$310,975	$346,371
Short term investments	122,769	99,431
Accounts receivable, net	187,848	195,182
Inventories	267,247	276,069
Other current assets	125,216	107,672

Total current assets	1,014,055	1,024,725
Fixed assets, net	1,026,973	1,049,031
Fixed assets held for sale	170,694	174,651
Other assets	45,569	32,025
Cash - restricted	23,450	22,127

Total assets	$2,280,741	$2,302,559

Current liabilities
Current portion of long-term debt and capital leases	$161,596	$163,444
Convertible notes	134,290	132,485
Trade accounts payable	104,286	95,002
Accrued liabilities and other	296,744	295,725
Deferred income on shipments to distributors	20,294	20,791

Total current liabilities	717,210	707,447
Long-term debt less current portion	231,202	259,261
Convertible notes	196,546	194,248
Other long term liabilities	186,462	172,460

Total liabilities	1,331,420	1,333,416

Stockholders’ equity
Common stock	467	466
Additional paid in capital	1,256,099	1,252,273
Accumulated other comprehensive income	84,571	55,100
Accumulated deficit	(391,816)	(338,696)

Total stockholders’ equity	949,321	969,143

Total liabilities and stockholders’ equity	$2,280,741	$2,302,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2003	2002

Net revenues	$296,478	$275,773
Expenses
Cost of revenues	232,400	223,469
Research and development	64,174	63,174
Selling, general and administrative	31,573	30,305

Total expenses	328,147	316,948

Operating loss	(31,669)	(41,175)
Interest and other expenses, net	(18,451)	(8,084)

Loss before taxes	(50,120)	(49,259)
(Provision for) benefit from income taxes	(3,000)	4,926

Net loss	$(53,120)	$(44,333)

Basic net loss per share	$(0.11)	$(0.09)
Diluted net loss per share	$(0.11)	$(0.09)
Shares used in basic net loss per share calculations	467,473	466,782

Shares used in diluted net loss per share calculations	467,473	466,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002

Cash from operating activities
Net loss	$(53,120)	$(44,333)
Items not requiring the use of cash
Depreciation and amortization	61,992	56,695
Provision for doubtful accounts receivable	(2,683)	(244)
Loss (gain) on sales of fixed assets	(886)	363
Accrued interest on zero coupon convertible debt	4,103	4,344
Other	1,733	2,232
Changes in operating assets and liabilities
Accounts receivable	10,255	(6,968)
Inventories	14,032	941
Prepaid taxes and other assets	(12,240)	37,607
Trade accounts payable and other accrued liabilities	7,253	2,807
Federal, state, local and foreign taxes	(1,848)	(4,116)
Deferred income on shipments to distributors	(519)	(2,570)

Net cash provided by operating activities	28,072	46,758

Cash from investing activities
Acquisition of fixed assets	(11,757)	(48,729)
Sales of fixed assets	3,719	88
Purchase of investments	(39,490)	(19,748)
Sale or maturity of investments	16,509	61,456

Net cash used in investing activities	(31,019)	(6,933)

Cash from financing activities
Proceeds from capital leases and notes	—	5,233
Principal payments on debt and capital leases	(37,988)	(112,187)
Issuance of common stock	3,827	5,914

Net cash used in financing activities	(34,161)	(101,040)

Effect of foreign currency translation adjustment	1,712	(1,616)

Net decrease in cash	(35,396)	(62,831)
Cash and cash equivalents at beginning of period	346,371	333,131

Cash and cash equivalents at end of period	$310,975	$270,300

Supplemental cash flow disclosures
Interest paid	$6,902	$8,631
Income taxes paid (refunded)	$445	$(28,469)
Fixed asset purchases in accounts payable	$11,905	$37,869
Intangible asset acquisition in accrued and other long term liabilites	$16,568	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation

Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2003	2002

Net loss	$(53,120)	$(44,333)
Other comprehensive income (loss):
Foreign currency translation adjustments	29,722	(19,712)
Unrealized (loss) on securities	(251)	(1,848)

Other comprehensive income (loss)	29,471	(21,560)

Comprehensive loss	$(23,649)	$(65,893)

     The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

1. Basis of Presentation and Accounting Policies

     These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of March 31, 2003, and the results of operations, comprehensive income and cash flows for the three month periods ended March 31, 2003 and 2002. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report to Shareholders filed on Form 10-K for the year ended December 31, 2002. The December 31, 2002 year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Prior year amounts have been reclassified to conform to current presentation.

2. Stock Based Compensation

          Atmel has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation. Accordingly, no compensation cost has been recognized for the 1986 Plan or 1996 Plan or for grants made under the ESPP. If the compensation cost for the 1986 Plan, the 1996 Plan and the ESPP had been determined based on the fair value at the grant date for options granted in the first quarters 2003 and 2002 consistent with the provisions of SFAS 123, Atmel’s net loss and net loss per share for the first quarters 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

	Three months ended March 31,

	2003	2002

Net loss - as reported	$(53,120)	$(44,333)
Compensation expense based on fair value	4,535	4,151

Net loss - pro forma	$(57,655)	$(48,484)
Basic net loss per share - as reported	$(0.11)	$(0.09)
Basic net loss per share - pro forma	$(0.12)	$(0.10)
Diluted net loss per share - as reported	$(0.11)	$(0.09)
Diluted net loss per share - pro forma	$(0.12)	$(0.10)

     The fair value of each option grant for both 1986 Plan and 1996 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter ended March 31,

	2003	2002

Risk-free interest	1.16%	1.60%
Expected life after vesting (years)	0.97 – 1.34	0.97 – 1.34
Expected volatility	123%	116%
Expected dividend	$ 0	$ 0

     The effects of applying SFAS 123 on the pro forma disclosures for the quarters ended March 31, 2003 and 2002 are not likely to be representative of the effects on pro forma disclosures in future periods.

3. Inventories

     Inventories are stated at the lower of cost (first-in, first-out for raw materials and purchased parts; and average cost for work in progress) or market, and comprise the following:

	March 31, 2003	December 31, 2002

Raw materials and purchased parts	$7,747	$13,557
Work in progress	193,894	193,540
Finished Goods	65,606	68,972

Total	$267,247	$276,069

4. Short Term Investments

     Short term investments at March 31, 2003 and December 31, 2002 are primarily comprised of US government and municipal agency debt securities, US and foreign corporate debt securities, commercial paper, and guaranteed variable annuities.

     All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders’ equity.

5. Income Taxes

     For the three months ended March 31, 2003, the Company recorded an income tax expense of $3,000 related to income from its foreign subsidiaries on a pretax loss of $50,120. The Company has provided a full valuation allowance against the deferred tax benefit of its net operating losses.

     For the three months ended March 31, 2002, the Company recorded an income tax benefit of $4,926 on its pretax loss of $49,259. For the year ended December 31, 2002, the Company recorded an income tax expense of $90,229 on a pretax loss of $551,567. The tax expense was primarily attributable to an increase in the valuation allowance provided on deferred tax assets, the benefit of which could not be assured.

6. Net Loss Per share

     Basic net loss per share is computed by dividing net loss (numerator) by the average number of vested, unrestricted common shares outstanding during the period (denominator). Due to net losses incurred for the periods presented, weighted average basic and diluted shares outstanding for the respective periods are the same.

     Options to purchase approximately 26,529 and 21,607 shares were outstanding for the quarters ended March 31, 2003 and 2002, respectively, and were excluded from the computation of dilutive shares because of their antidilutive effect on net loss per share as the Company incurred a net loss for these periods.

     Common stock equivalent shares associated with the convertible notes of 169,788 and 42,767 were excluded from the computation of dilutive shares because of their antidilutive effect on net loss per share as the Company incurred a net loss for the quarters ended March 31, 2003 and 2002.

7. Segment Reporting

     The Company has four reportable segments: Application Specific Integrated Circuits (ASIC), Microcontrollers, Nonvolatile Memories (NVM) and RF and Automotive. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits.

Information about segments:

		Micro-		RF and
	ASIC	controller	NVM	Automotive	Total

Three Months ended March 31, 2003
Net revenues	$102,508	$60,941	$82,828	$50,201	$296,478
Segment operating income (loss)	(14,916)	7,587	(29,795)	5,455	(31,669)
Three Months ended March 31, 2002
Net revenues	$85,524	$54,343	$84,023	$51,883	$275,773
Segment operating loss	(4,758)	6,937	(25,550)	267	(23,104)

     Reconciliation of segment information to financial statements:

	Three Months Ended
	March 31,
	2003	2002

Total income (loss) for reportable segments	$(31,669)	$(23,104)
Unallocated amounts:
Start up expenses	—	(18,071)

Consolidated operating loss before interest and taxes	$(31,669)	$(41,175)

     Geographic locations of long-lived assets have not changed significantly from the amounts as of December 31, 2002.

     Certain costs that are not specifically identifiable to segments, such as start up production costs associated with new wafer manufacturing facilities, are reported as unallocated amounts. However, all segments benefit from these corporate activities, and if allocation of these costs were feasible, segment results would be correspondingly reduced.

8. Patent License Agreement

     On March 31, 2003 the Company entered into a patent license agreement with another company which settled all patent matters between the companies and cross licensed significant patent portfolios of each company. In conjunction with this arrangement the Company recorded a charge of $10,000 in the quarter ended March 31, 2003.

9. Borrowing Arrangements

     Information with respect to Atmel’s debt obligations is shown in the following table:

	March 31, 2003	December 31, 2002

Various non-interest bearing notes	$1,014	$1,514
Various interest-bearing notes	35,476	35,804
Convertible notes	330,836	326,733
Capital lease obligations	356,308	385,387

	723,634	749,438
Less amount due within one year	(295,886)	(295,929)

Long-term debt due after one year	$427,748	$453,509

     Maturities of the debt obligations are as follows:

	Convertible
	Notes	Other	Total

Q2 through Q4 2003	$134,892	$142,870	$277,762
2004	—	138,050	138,050
2005	—	91,585	91,585
2006	228,033	29,757	257,790
2007	—	5,131	5,131
Thereafter	—	21,475	21,475

	362,925	428,868	791,793
Less amount representing interest	(32,089)	(36,070)	(68,159)

Total	$330,836	$392,798	$723,634

          The non-interest-bearing notes are due in varying amounts through the year 2003 and have been discounted between 7% and 9%. The interest-bearing notes consist of loans where interest rates are based on the London Interbank Official Rate (LIBOR) plus a spread ranging from 1.75% to 2% and the short-term Euro Interbank Offered Rate (EURIBOR) plus a spread ranging from 0.8% to 1.23%. The six-month LIBOR and EURIBOR rates were approximately 1.3% and 2.4% at March 31, 2003.

          Approximately $46,046 of the debt included in the capital lease obligations require Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis, and approximately $33,009 of the debt obligations have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. The Company was in compliance with the covenants as of March 31, 2003. Its lenders require the Company to maintain restricted cash of $23,450 as of March 31, 2003.

          In April 1998, Atmel completed a sale of zero coupon subordinated convertible notes, due 2018, which raised $115,004. The 2018 convertible notes are convertible, at the option of the holder, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount at maturity of the debt. The effective interest rate of the notes is 5.5% per annum. The notes are redeemable for cash, at the Company’s option, at any time after April 21, 2003, in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. In addition, the Company may be required to repurchase these notes at the option of the holder as of April 21, 2003, 2008 and 2013, at prices equal to the issue price plus accrued interest. On April 21, 2003, the Company paid $134,640 in cash to those holders of the 2018 convertible notes that submitted these notes for repurchase (see also subsequent event discussion in Note 13).

          In May 2001, the Company completed a sale of zero coupon convertible notes, due 2021, which raised $200,027. The notes are convertible, at the option of the holder, into the Company’s common stock at the rate of 22.983 shares per $1 (one thousand dollars) principal amount at maturity of the debentures. The effective interest rate of the debentures is 4.75% per annum. The notes will be redeemable for cash, at the Company’s option, at any time on or after May 23, 2006 in whole or in part at redemption prices equal to the issue price plus accrued original issue discount. At the option of the holders on May 23, 2006, 2011 and 2016, the Company may be required to repurchase the notes at prices equal to the issue price plus accrued original issue discount through date of repurchase. The Company may elect to pay the repurchase price in cash, in shares of common stock or in any combination of the two.

10. Commitments and Contingencies

          During the normal course of business the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations.

          The Company currently is a party to various legal proceedings, including those noted below. The amount or range of possible loss, if any, is not reasonably subject to estimation. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the net income and financial position of the Company. The estimate of the potential impact on the Company’s financial position or overall results of operations or cash flow for the above legal proceedings could change in the future.

          Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by Atmel. The complaint seeks unspecified damages, costs and attorney fees. The parties are currently engaged in discovery. No trial date has been set for this matter. Atmel disputes plaintiff’s claims and is vigorously defending this action.

          Philips Corporation (“Philips”) filed suit against Atmel in the United States District Court, Southern District of New York, on October 30, 2001 for infringement of its patent, seeking injunctive relief against the alleged infringement and damages. Atmel answered Philips’ complaint alleging invalidity, unenforceability, and non-infringement of the patent, which Atmel continues to maintain with the substantial completion of fact discovery. Atmel disputes plaintiff’s claims and is defending this lawsuit vigorously.

          Seagate Technology (“Seagate”) filed suit against Atmel on July 31, 2002. Seagate contends that certain semiconductor chips sold by Atmel to Seagate between April 1999 and some indefinite date in 2001 were defective. Seagate contends that this defect has caused millions of disk drives manufactured by Seagate to fail. Though the complaint does not describe the nature of the defect, discovery from Seagate suggests that Seagate believes that the plastic casings of the Atmel chips contain red phosphorus, which in certain highly specific and rare situations can result in an electrical short between the pins in the leadframe of the chip. Seagate seeks unspecified damages as well as disgorgement of profits related to these particular chips. Atmel disputes each and every one of Seagate’s claims and is defending this lawsuit vigorously.

          On February 7, 2003, a class action entitled Pyevich v. Atmel Corporation, et al., was filed in the United States District Court for the Northern District of California, against Atmel and certain of its current officers and a former officer. The Complaint alleges that Atmel made false and misleading statements concerning its financial results and business during the period from January 20, 2000 to July 31, 2002 as a result of sales of allegedly defective product to a customer and alleges that Atmel violated Section 10(b) of the Securities Exchange Act of 1934. Additional, virtually identical complaints were subsequently filed and will be consolidated into this action. The Complaints do not identify the alleged monetary damages. Atmel believes there are no merits to this dispute and intends to defend the lawsuit vigorously.

          On February 19, 2003, a derivative class action entitled Cappano v. Perlegos, et al., was filed in the Superior Court for the State of California for the County of Santa Clara. The Complaint names as defendants certain directors, officers and a former officer of Atmel, and Atmel is also named as a nominal defendant. The Complaint alleges that between January 2000 and July 31, 2002, defendants breached their fiduciary duties to Atmel by permitting it to sell defective products to customers. The Complaint alleges claims for breach of fiduciary duty, mismanagement, abuse of control, waste, and unjust enrichment. The Complaint seeks unspecified damages and equitable relief as against the individual defendants. Atmel believes there are no merits to this dispute and intends to defend the lawsuit vigorously.

          The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The majority of products are generally covered by a warranty typically ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability during the first quarter 2003:

Liability
Debit/(Credit)

Balance at January 1, 2003	$(10,250)
Accrual for warranties during the period	(1,273)
Accrual relating to preexisting warranties	(219)
(including change in estimate)
Settlements made (in cash or in kind) during the period	1,111

Balance at March 31, 2003	$(10,631)

          As is customary in our industry, as provided for in local law in the U.S. and other jurisdictions, our standard contracts provide remedies to our customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of our products and services, usually up to a specified maximum amount. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

11. Recent Pronouncements

          In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 was adopted by the Company on January 1, 2003 and did not have a material impact on its financial statements.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates Statement No. 4 (and Statement No. 64, as it amends Statement No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements No. 4 and No. 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13 although early adoption is permitted. The Company adopted SFAS No. 145 during the quarter ended December 31, 2002.

          In June 2002 the FASB issued FASB Statement No. 146 (SFAS 146), “Accounting for Exit or Disposal Activities,” effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of FAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. The Company does not expect the implementation of this standard to have a material impact on the Company’s results of operations.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The Company has included additional disclosures in accordance with SFAS No. 148 in Note 9.

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

12. RESTRUCTURING CHARGES

          The Company recorded restructuring charges of $18,528 and $20,661 during 2001 and 2002 respectively (see the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a complete discussion). The restructuring reserve liability balance was $13,679 and $16,500 at March 31, 2003 and December 31, 2002 respectively. The following table summarizes the activity related to the restructuring reserve liability during the first quarter 2003:

	December 31,		March 31,
	2002 reserves	Payments	2003 reserves

Reduction of force	$2,564	$(1,521)	$1,043
Termination of contract with supplier	13,424	(788)	12,636
Repayment of property tax abatement	512	(512)	—

Total	$16,500	$(2,821)	$13,679

13. SUBSEQUENT EVENT

     On April 21, 2003, the Company paid $134,640 in cash to those note-holders of the 2018 convertible notes that submitted these notes for redemption. 2018 convertible notes with an accretive value of $252 as of April 21, 2003 were not submitted for redemption and remain outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations

     You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2002.

Forward Looking Statements

     Investors are cautioned that certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “views,” and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections about our business and the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to risk factors identified in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section entitled “Trends, Uncertainties and Risks” beginning on page 20, and similar discussions in our other filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K. The Company undertakes no obligation to update any forward looking statements in this Form 10-Q.

OVERVIEW

     Beginning late in the fourth quarter 2000 the global semiconductor industry began to experience a downturn that has continued through the first quarter 2003. Our business has been impacted by this downturn with the effect that our net revenues have declined sequentially for two years. Revenues in 2002 declined 19% from 2001 and revenue in 2001 declined 27% from 2000. The market environment remains very challenging and we are to an extent dependent on orders booked and shipped within each quarter.

     Revenues in the first quarter 2003 increased $21 million or 8% from the same period in 2002 primarily due to higher unit shipments and the favorable effect of the stronger euro when euro denominated sales are converted to US dollars. The stronger euro had a negative effect on our costs and expenses when expenses denominated in euro are converted to US dollars.

CRITICAL ACCOUNTING POLICIES

     The Company’s critical accounting policies have not changed from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

	Three Months Ended
	March 31,
	2003	2002

Net revenues	100%	100%
Expenses
Cost of revenues	78	81
Research and Development	22	23
Selling, general and administrative	11	11

Total expenses	111	115

Operating loss	(11)	(15)
Interest and other expenses, net	(6)	(3)

Loss before taxes	(17)	(18)
Income tax benefit (provision)	(1)	2

Net loss	(18)%	(16)%

Net Revenues - By Segment

     Atmel’s operating segments consist of: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) commodity oriented nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive).

     Our net revenues by segment compared to prior periods are summarized as follows:

	Three Months Ended
	March 31,
			Increase
Segment	2003	2002	(Decrease)

ASIC	$102,508	$85,524	$16,984
Microcontrollers	60,941	54,343	6,598
Nonvolatile Memory	82,828	84,023	(1,195)
RF and Automotive	50,201	51,883	(1,682)

Total	$296,478	$275,773	$20,705

ASIC

     ASIC revenues increased by $17 million in the first quarter 2003 compared to the same period in 2002. The increase resulted from an increase in unit shipments partially offset by a decline in average selling prices.

Microcontroller

     Microcontroller revenues increased by $7 million in the first quarter 2003 compared to the same period in 2002. The increase resulted from an increase in unit shipments partially offset by a decline in average selling prices.

Nonvolatile Memory

     Nonvolatile Memory revenues decreased by $1 million in the first quarter 2003 compared to the same period in 2002. The decrease resulted from a decrease in units shipped as average selling prices remained flat.

RF and Automotive

     RF and Automotive revenues decreased by $2 million in the first quarter 2003 compared to the same period in 2002. The decrease resulted from a decrease in average selling prices partially offset by an increase in units shipped.

Net Revenues - By Geographic Area

     The Company’s net revenues by geographic areas are summarized as follows (in thousands):

	Three Months Ended
	March 31,
			Increase
Region	2003	2002	(Decrease)

North America	$61,943	$58,973	$2,970
Europe	91,704	96,786	(5,082)
Asia	133,788	111,982	21,806
Other	9,043	8,032	1,011

Total	$296,478	$275,773	$20,705

     Compared to the same period in 2002, first quarter 2003 revenues in North America and Asia increased while revenues in Europe weakened.

     Revenues from North America in the first quarter 2003 increased by $3 million compared to the first quarter 2002. The increase is primarily due to higher unit shipments partially offset by lower average selling prices.

     Revenues from Europe in the first quarter 2003 decreased by $5 million compared to the first quarter 2002. The decrease is primarily due to lower average selling prices partially offset by an increase in unit shipments.

     Revenues from Asia in the first quarter 2003 increased by $22 million compared to the first quarter 2002. The increase is primarily due to higher unit shipments and higher average selling prices.

Revenues - By Currency

     In the first quarter of 2003 approximately 27% of sales were denominated in foreign currencies, compared to 22% in the first quarter 2002. Had exchange rates in the first quarter 2003 remained the same as the average exchange rates in the same period in 2002 our reported revenues in the first quarter 2003 would have been approximately $14 million lower.

Cost of Revenues and Gross Margin

     Our cost of revenues represents the costs of our wafer fabrication, assembly and test operations and freight costs, including the cost of shipping our products to subcontractors. Our cost of revenues as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, the level of utilization of manufacturing capacity and average selling prices, among other factors. Cost of revenues as a percentage of net revenues decreased to 78% in the first quarter of 2003 compared to 81% in the corresponding period in 2002.

     Gross margin was 22% for the first quarter 2003 compared to 19% in the same period of 2002. The gross margin improvement resulted from reductions in costs as a consequence of our cost containment programs. Gross margin also benefited from the sale of inventory previously reserved.

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

Research and Development (R&D)

     Research and development (R&D) expenses increased to $64 million in the first quarter 2003 compared to $63 million in the first quarter 2002. As a percentage of net revenues, R&D expenses decreased to 22% in the first quarter compared to 23% in the first quarter of 2002. The increase in R&D expenditures is primarily the result of higher costs associated with process technology and development at our North Tyneside, U.K. wafer fabrication facility.

     We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve and we are committed to appropriate levels of expenditures for research and development.

Selling, General and Administrative (SG&A)

     Selling, general and administrative (SG&A) expenses increased to $32 million in the first quarter 2003 compared to $30 million in the first quarter of 2002. As a percentage of net revenues, SG&A expenses were 11% for the first quarter 2003 and 2002. Legal expenses were the primary cause of the increase in expenditures (see also Part II, Item 1).

Interest and Other Expenses

     Net interest and other expenses increased to $18 million in the first quarter 2003 compared to $8 million in the first quarter 2002. As a percentage of net revenues, net interest and other expenses increased to 6% in the first quarter 2003 compared to 3% in the first quarter 2002. Both increases are primarily due to a $10 million expense related to a patent licensing agreement (see Note 8 of the Notes to the Consolidated Financial Statements) and larger foreign exchange losses which were partially offset by lower interest expense. This net expense is affected by several variables such as interest rates, exchange rates, and relative balances of investment and borrowing which can have a greater or lesser effect during any period.

Restructuring and Asset Impairment Charge

     The Company recorded restructuring and asset impairment charges of $481 million in 2001 (impairment charge was $463 million and restructuring charge was $18 million) and $386 million in 2002 (impairment charge was $366 million and restructuring charge was $20 million). Payments of $3 million made in the first quarter 2003 have reduced the restructuring reserve liability to $14 million at March 31, 2003.

Taxes on Income

     For the quarter ended March 31, 2003, we recorded an income tax expense of $3 million on a pretax loss of $50 million. The tax expense relates to the operations of our foreign subsidiaries. The future tax benefit of net operating losses is not currently being provided as realization of the related benefit is not assured.

     For the quarter ended March 31, 2002, we recorded an income tax benefit of $5 million on a pretax loss of $49 million. We subsequently determined that the benefit of previously recorded deferred tax assets could no longer be assured. Accordingly, we recorded a valuation allowance against these deferred tax assets resulting in a tax expense of $90 million for the year ended December 31, 2002.

Net (Loss)

     We reported a net loss of $53 million for the first quarter 2003 compared to a net loss of $44 million for the first quarter of 2002. The increase in net loss is primarily due to a $10 million expense related to a patent licensing agreement (see Note 8 of the Notes to the Condensed Consolidated Financial Statements) and an income tax provision of $3 million in the first quarter 2003 compared to an income tax benefit of $5 million for the first quarter 2002, partially offset by an increase in revenues.

Liquidity and Capital Resources

     At March 31, 2003 we had $311 million of cash and cash equivalents, compared to $346 million at December 31, 2002. Short term investments increased to $123 million at March 31, 2003 compared to $99 million at December 31, 2002. Total current assets exceeded total current liabilities by 1.4 times at March 31, 2003, compared to 1.5 times at December 31, 2002. Our working capital decreased by $20 million during the first quarter 2003. The decreases in the current ratio and working capital were caused primarily by the use of cash to reduce long term debt to $231 million at March 31, 2003 from $259 million at December 31, 2002, partially offset by an increase in accounts payable to $104 million at March 31, 2003 from $95 million at December 31, 2002.

     The Company’s accounts receivable decreased to $188 million at March 31, 2003 from $195 million at December 31, 2002. The average days of accounts receivable outstanding was 58 days at both March 31, 2003 and December 31, 2002. Average days outstanding could increase if the current downturn in the semiconductor industry, which began late in 2000, continues. We monitor collection risks and provide an adequate allowance for doubtful accounts related to these risks. While there can be no guarantee of collecting these receivables, we believe that substantially all net receivables will be collected given customers’ current credit ratings.

     Inventories declined to $267 million at March 31, 2003 from $276 million at December 31, 2002. Days sales in inventory were 105 days at March 31, 2003 compared to 106 days at December 31, 2002. We are continuing to take measures to reduce manufacturing costs in line with reduced demand, but the fixed nature of many manufacturing costs limits our ability to respond as quickly as demand for our products changes.

     Approximately $46 million of debt included in the capital lease obligations require Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis and approximately $33 million of debt obligations have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. The Company was in compliance with the covenants as of March 31, 2003. Its lenders require the Company to maintain restricted cash of $23 million as of March 31, 2003.

     Other future obligations of $140 million consist primarily of future repayments of advances from customers and other contractual commitments, of which $25 million has been classified as current liabilities.

Cash Flow

     From Operating Activities: During the first quarter 2003, net cash provided by operating activities was $28 million, compared to $47 million in the same period in 2002. The decrease in cash provided by operating activities is primarily due to increased net loss and increased other assets, partially offset by a decrease in accounts receivable and inventory. Depreciation and amortization, a cost not requiring cash, increased by $5 million compared to the same period in 2002.

     From Investing Activities: Net cash used by investing activities was $31 million during the first quarter 2003 compared to $7 million in the first quarter 2002. The increase in cash used in investing activities was primarily due to a net increase in investments of $23 million in the first quarter 2003 compared to a $42 million net liquidation of investments in the first quarter 2002, partially offset by a reduction in the payments made for acquisition of fixed assets to $12 million in the first quarter 2003 compared to $49 million during the same period in 2002.

     From Financing Activities: Net cash used by financing activities totaled $34 million in the first quarter 2003 compared to $101 million during the same period in 2002. The primary reason for the decline was the retirement of $74 million in long term debt in the first quarter 2002, an event not duplicated in the first quarter 2003.

     On April 21, 2003, the Company paid $135 million in cash to those note-holders of the 2018 convertible notes that submitted these notes for repurchase. 2018 convertible notes with accretive value of $0.3 million as of April 21, 2003 were not submitted for repurchase and remain outstanding.

     Whenever possible, capacity improvements and expansions have been funded from our operating results. However, since 2001 our gross margins have come under pressure because we have generated less revenue while many costs we put in place during 2000 continued at their previous levels, harming our results.

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

          Beginning late in the fourth quarter 2000, the semiconductor industry began to experience a downturn. Our business has been impacted by the continuation of this downturn. Net revenues in the first quarter 2003 of $296 million increased by $21 million, or 8% from the first quarter 2002 but declined $8 million, or 3% from the fourth quarter 2002. We cannot predict with any degree of certainty when business conditions will improve.

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

          In addition, our future success will depend in large part on the resurgence of economic growth generally and of various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics, data networking equipment and military equipment. The semiconductor industry has the ability to supply more product than demand requires. Our successful return to profitability will depend heavily upon a better supply and demand balance within the semiconductor industry.

     THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS

          The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The industry is currently experiencing this type of downturn. The semiconductor industry faced severe business conditions with global semiconductor revenues for the industry declining 32% to approximately $139 billion in 2001 compared to revenues in 2000. Global semiconductor revenues for 2002 were approximately $141 billion in 2002 which, while representing some level of stabilization, was an indication that demand in our business remains at a low ebb. These downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices. The current downturn is widely thought to be the worst that the semiconductor industry has ever experienced and has lasted for over two years. If the current downturn continues our results of operations would be further harmed. The commodity memory portion of the semiconductor industry, from which we derived 28% of our revenues in the first quarter 2003, compared to 30% of our revenues in 2002, 42% of our revenues in 2001, and 52% of our revenues in 2000, continued to suffer from excess capacity and price reductions in 2002 and the first quarter 2003. We cannot predict with any degree of certainty when the current downturn will reverse.

          During the current downturn and in the past, our operating results have also been harmed by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity and declining gross margins. In 2001 we recorded a $463 million charge to recognize impairment in value of our manufacturing equipment in Colorado Springs, Colorado, Rousset, France and Nantes, France. In addition, we recorded a $18 million charge for the costs of reducing our workforce in our European manufacturing operations. We also recorded an asset impairment charge of $341 million in the second quarter 2002 to write down to fair value the book value of our fabrication equipment in Irving, Texas and North Tyneside, U.K. We recorded a restructuring and asset impairment charge in the third quarter of 2002 of $42 million, primarily in connection with the closing of our Irving, Texas 8-inch wafer fabrication facility and making it available for sale. The charges consisted of costs for reduction in headcount, asset write-downs, and expenses associated with our decision to close the facility. We recorded a restructuring and asset impairment charge in the fourth quarter 2002 of $3 million. This charge related to plans for reorganizing certain programs and a reduction in headcount in Europe. If the difficult conditions that exist in the semiconductor industry do not improve, we may not be able to realize the current carrying value for the facility. Our business may be harmed in the future not only by cyclical conditions in the semiconductor industry as a whole but also by slower growth in any of the markets served by our customer products.

     OUR LONG-TERM DEBT COULD HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING, AND OUR ABILITY TO MEET OUR DEBT OBLIGATIONS WILL BE DEPENDENT UPON OUR FUTURE PERFORMANCE.

          As of March 31, 2003, our long term convertible notes and long term debt less current portion was $428 million compared to $454 million at December 31, 2002. Our long-term debt (less current portion) to equity ratio was 0.5 at March 31, 2003 and December 31, 2002. Our current debt levels as well as any increase in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

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

          Our ability to service long-term debt in the US or to obtain cash for other needs of the Atmel group from our foreign subsidiaries may be structurally impeded. Since a substantial portion of our operations is conducted through our subsidiaries, our cash flow and ability to service debt are partially dependent upon the liquidity and earnings of our subsidiaries as well as the distribution of those earnings, or repayment of loans or other payments of funds by those subsidiaries, to the US parent corporation. These subsidiaries are separate and distinct legal entities and may have limited or no obligation, contingent or otherwise, to pay any amounts to the US parent corporation, whether by dividends, distributions, loans or other payments. However, the US parent corporation owes much of our consolidated long-term debt, including our two outstanding issues of convertible notes.

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

     WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

          Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures aggregating $1,951 million in 1999, 2000 and 2001, in large part preparing for expected increases in demand. However, in light of falling demand we have recognized asset impairment charges aggregating $828 million in 2001 and 2002. We intend to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. Currently, we expect our 2003 capital expenditures to be approximately $60 million. We may seek additional equity or debt financing to fund further enhancement of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

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

          Because of the current economic downturn within the semiconductor industry we need to suspend or reduce our manufacturing capacity to a level that meets demand for our products in order to achieve and maintain profitability. Expensive manufacturing machinery must be underutilized or even sold off at significantly discounted prices, although we continue to be liable to make payments on the debt that financed its purchase. At the same time, employee and other manufacturing costs must be reduced.

          Since 2001, our gross margin has declined significantly as a result of the increase in fixed costs and operating expenses related to the expansion of capacity in 2000 and 2001 and lower unit sales over which to spread these costs. If the current downturn in the semiconductor industry carries on further into 2003 or worsens, our inability to reduce fixed costs, such as depreciation, and employee and other expenses necessary to maintain and operate our wafer manufacturing facilities would continue to harm our operating results.

          We announced in the third quarter 2001 that we were ceasing high volume production at one of our two wafer fabrication facilities in Colorado Springs, Colorado and at one of our facilities in Europe. We announced in July 2002 that we were closing, prior to beginning commercial production, our wafer fabrication facility located in Irving, Texas that we acquired in 2000, and we have put the facility on the market. In February 2003, we decided to evaluate the potential sale of our fabrication facility in Nantes, France. We continue to evaluate the current restructuring and asset impairment reserves as the restructuring plans are being executed and as a result, there may be additional restructuring charges or reversals of previously established reserves.

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

          If a rebound occurs in the worldwide semiconductor industry and we cannot expand our capacity on a timely basis, we could experience significant capacity constraints that would prevent us from meeting increased customer demand, which could also harm our business. Our available cash from operations has not been sufficient since the current downturn began to provide significant funding for continued expansion of our facilities or the implementation of new technologies, and may remain insufficient for such purposes if the downturn continues. In light of our losses since the middle of 2001, we may not be able to obtain from external sources the additional financing necessary to fund the expansion of our manufacturing facilities or the implementation of new manufacturing technologies.

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

     OUR OPERATIONS AND FINANCIAL RESULTS COULD BE HARMED BY NATURAL DISASTERS OR TERRORIST ACTS.

          Since the attacks on the World Trade Center and the Pentagon, insurance coverage has been reduced and made subject to additional conditions, and we have not been able to maintain all necessary insurance coverage at reasonable cost. Instead, we have relied to a greater degree on self-insurance. For example, we now cover the expense of property loss up to $10 million per event. Our headquarters, some manufacturing facilities and some of our major vendors’ and customers’ facilities are located near major earthquake faults and in potential terrorist target areas. If a major earthquake or other disaster or a terrorist act impacts us and insurance coverage is unavailable for any reason, we may need to spend significant amounts to repair or replace our facilities and equipment, we may suffer a temporary halt in our ability to transport product and we could suffer damages of an amount sufficient to harm our business, financial condition and results of operations. Our ability to do business normally in Asia may be at risk due to the outbreak of Severe Acute Respiratory Syndrome, which has already prompted our management to limit travel to Asia in accordance with the World Health Organization’s recommendations and may restrict us more in the future.

     OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.

          Sales to customers outside North America accounted for approximately 78%, 75% and 64% of net revenues in 2002, 2001 and 2000. In the first quarter 2003 sales to customers outside North America accounted for 79% of net revenue. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. In recent years we have significantly expanded our international operations, most recently through our acquisitions of a wafer fabrication facility in North Tyneside, U.K. in September 2000, and a subsidiary, Atmel Grenoble in May 2000. International sales and operations are subject to a variety of risks, including:

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

          Approximately 75%, 79% and 75% of our sales in 2002, 2001 and 2000 were denominated in U.S. dollars. During these periods our products became less price competitive in countries with currencies declining in value against the dollar. In 1998, business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. Approximately 43%, 38% and 34% of net revenues were generated in Asia in 2002, 2001 and 2000. Approximately 45% of net revenues were generated in Asia in the first quarter 2003.

     WHEN WE TAKE FOREIGN ORDERS DENOMINATED IN LOCAL CURRENCIES, WE RISK RECEIVING FEWER DOLLARS WHEN THESE CURRENCIES WEAKEN AGAINST THE DOLLAR, AND MAY NOT BE ABLE TO ADEQUATELY HEDGE AGAINST THIS RISK.

          When we take a foreign order denominated in a local currency we will receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenues, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenues can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in European currencies and yen were 25% and 2% of net revenues in the first quarter 2003. Sales denominated in European currencies and yen were 22% and 3% of our revenues in 2002 compared to 16% and 5% in 2001, and 19% and 6% in 2000, respectively. We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

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

     WE MAY FACE THIRD PARTY INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT COULD BE COSTLY TO DEFEND AND RESULT IN LOSS OF SIGNIFICANT RIGHTS.

          The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which on occasion have resulted in significant and often protracted and expensive litigation. We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products or processes. In the past, we have received specific allegations from major companies alleging that certain of our products infringe patents owned by such companies. In order to avoid the significant costs associated with our defense in litigation involving such claims, we may license the use of the technologies that are the subject of these claims from such companies and be required to make corresponding royalty payments, which may harm our operating results.

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

          We have short-term debt, long-term debt, capital leases and convertible notes totaling approximately $724 million at March 31, 2003. Approximately $559 million of these borrowings have fixed interest rates. We have approximately $165 million of floating interest rate debt of which $119 million is euro denominated. We do not hedge against this interest rate risk and could be negatively affected should either of these rates increase significantly. A hypothetical 100 basis point increase in interest rates would have a $1.7 million adverse impact on income before taxes on our Consolidated Statements of Operations for 2003. While there can be no assurance that both of these rates will remain at current levels, we believe that any rate increase will not cause significant negative impact to our operations and to our financial position.

Foreign Currency Risk

     When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenue, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenue can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in yen were 3% of our revenue in 2002 and 2% of our revenue in the first quarter 2003. Sales denominated in foreign currencies were 25% in 2002 and 27% in the first quarter 2003. We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

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

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

          We currently are a party to various legal proceedings, including those noted below. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the net income and financial position of Atmel. The estimate of the potential impact on our financial position or overall results of operations or cash flow for the above legal proceedings could change in the future.

          Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by Atmel. The complaint seeks unspecified damages, costs and attorney fees. The parties are currently engaged in discovery. No trial date has been set for this matter. Atmel disputes plaintiff’s claims and is vigorously defending this action.

          Philips Corporation (“Philips”) filed suit against Atmel in the United States District Court, Southern District of New York, on October 30, 2001 for infringement of its patent, seeking injunctive relief against the alleged infringement and damages. Atmel answered Philips’ complaint alleging invalidity, unenforceability, and non-infringement of the patent, which Atmel continues to maintain with the substantial completion of fact discovery. Atmel disputes plaintiff’s claims and is defending this lawsuit vigorously.

          Seagate Technology (“Seagate”) filed suit against Atmel on July 31, 2002. Seagate contends that certain semiconductor chips sold by Atmel to Seagate between April 1999 and some indefinite date in 2001 were defective. Seagate contends that this defect has caused millions of disk drives manufactured by Seagate to fail. Though the complaint does not describe the nature of the defect, discovery from Seagate suggests that Seagate believes that the plastic casings of the Atmel chips contain red phosphorus, which in certain highly specific and rare situations can result in an electrical short between the pins in the leadframe of the chip. Seagate seeks unspecified damages as well as disgorgement of profits related to these particular chips. Atmel disputes each and every one of Seagate’s claims and is defending this lawsuit vigorously.

          On February 7, 2003, a class action entitled Pyevich v. Atmel Corporation, et al., was filed in the United States District Court for the Northern District of California, against Atmel and certain of its current officers and a former officer. The Complaint alleges that Atmel made false and misleading statements concerning its financial results and business during the period from January 20, 2000 to July 31, 2002 as a result of sales of allegedly defective product to a customer and alleges that Atmel violated Section 10(b) of the Securities Exchange Act of 1934. Additional, virtually identical complaints were subsequently filed and will be consolidated into this action. The Complaints do not identify the alleged monetary damages. Atmel believes there are no merits to this dispute and intends to defend the lawsuit vigorously.

          On February 19, 2003, a derivative class action entitled Cappano v. Perlegos, et al., was filed in the Superior Court for the State of California for the County of Santa Clara. The

Complaint names as defendants certain directors, officers and a former officer of Atmel, and Atmel is also named as a nominal defendant. The Complaint alleges that between January 2000 and July 31, 2002, defendants breached their fiduciary duties to Atmel by permitting it to sell defective products to customers. The Complaint alleges claims for breach of fiduciary duty, mismanagement, abuse of control, waste, and unjust enrichment. The Complaint seeks unspecified damages and equitable relief as against the individual defendants. Atmel believes there are no merits to this dispute and intends to defend the lawsuit vigorously.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5: Other Information

     Stockholder proposals intended to be presented at our 2004 annual meeting of stockholders must be received by our Vice President and General Counsel not later than November 26, 2003 in order to be included in our proxy statement and form of proxy relating to the 2004 annual meeting. (Our address: 2325 Orchard Parkway; San Jose, CA 95131, Attn: Mike Ross, Vice President and General Counsel.)

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

     No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION

(Registrant)

May 14, 2003	/s/	GEORGE PERLEGOS

George Perlegos
President, Chief Executive Officer
(Principal Executive Officer)

May 14, 2003	/s/	ROBERT AVERY

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ GEORGE PERLEGOS
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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ ROBERT AVERY Robert Avery
Interim Vice President, Finance
& Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.