Form 10-Q
period 2003-06-30
ATMEL CORP
filed 2003-08-14
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-19032

ATMEL CORPORATION

(Registrant)

Delaware	77-0051991
(State or other jurisdicton of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 Orchard Parkway
San Jose, California 95131
(Address of principal executive offices)

(408) 441-0311
Registrant’s telephone number

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X      No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes    X       No

On August 4, 2003, Registrant had 468,808,630 outstanding shares of Common Stock.

ATMEL CORPORATION

FORM 10-Q

QUARTER ENDED June 30, 2003

Exhibits

3.1	Restated Certificate of Incorporation of Registrant dated July 25, 2003

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Atmel Corporation
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	June 30, 2003	December 31, 2002

Current assets
Cash and cash equivalents	$221,659	$346,371
Short term investments	66,184	99,431
Accounts receivable, net	196,683	195,182
Inventories	262,377	276,069
Other current assets	114,214	107,672

Total current assets	861,117	1,024,725
Fixed assets, net	1,011,719	1,049,031
Fixed assets held for sale	168,734	174,651
Other assets	41,264	32,025
Cash — restricted	24,704	22,127

Total assets	$2,107,538	$2,302,559
Current liabilities
Current portion of long-term debt and capital leases	$173,776	$163,444
Convertible notes	—	132,485
Trade accounts payable	109,149	95,002
Accrued liabilities and other	276,315	295,725
Deferred income on shipments to distributors	19,618	20,791

Total current liabilities	578,858	707,447
Long-term debt less current portion	200,445	259,261
Convertible notes	199,119	194,248
Other long term liabilities	183,722	172,460

Total liabilities	1,162,144	1,333,416

Stockholders’ equity
Common stock	468	466
Additional paid in capital	1,257,859	1,252,273
Accumulated other comprehensive income	122,960	55,100
Accumulated deficit	(435,893)	(338,696)

Total stockholders’ equity	945,394	969,143

Total liabilities and stockholders’ equity	$2,107,538	$2,302,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues	$318,472	$314,753	$614,950	$590,526

Expenses
Cost of revenues	248,567	244,980	490,967	468,449
Research and development	66,080	62,458	130,254	125,632
Selling, general and administrative	36,831	34,832	68,404	65,137
Restructuring and asset impairment charge	(360)	341,383	(360)	341,383

Total operating expenses	351,118	683,653	689,265	1,000,601

Operating loss	(32,646)	(368,900)	(74,315)	(410,075)
Interest and other expenses, net	(8,431)	(11,248)	(16,882)	(19,332)

Loss before taxes	(41,077)	(380,148)	(91,197)	(429,407)
Provision for income taxes	(3,000)	(98,783)	(6,000)	(93,857)

Net loss	$(44,077)	$(478,931)	$(97,197)	$(523,264)

Basic net loss per share	$(0.09)	$(1.02)	$(0.21)	$(1.12)
Diluted net loss per share	$(0.09)	$(1.02)	$(0.21)	$(1.12)
Shares used in basic net loss per share calculations	468,774	467,618	468,123	467,200

Shares used in diluted net loss per share calculations	468,774	467,618	468,123	467,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash from operating activities
Net loss	$(97,197)	$(523,264)
Items not requiring the use of cash
Depreciation and amortization	138,909	116,222
Provision for doubtful accounts receivable	(1,235)	(462)
Deferred income taxes	(234)	85,857
Restructuring and asset impairment charge	(360)	341,383
Loss (gain) on sales of fixed assets	(13)	208
Stock compensation charge	1,299	—
Accrued interest on zero coupon convertible debt	7,026	8,742
Other	1,943	507
Changes in operating assets and liabilities
Accounts receivable	(16)	(20,162)
Inventories	21,572	9,393
Prepaid taxes and other assets	658	36,223
Trade accounts payable and other liabilities	(14,341)	857
Federal, state, local and foreign taxes	(6,578)	8,686
Deferred income on shipments to distributors	(1,194)	(3,517)

Net cash provided by operating activities	50,239	60,673

Cash from investing activities
Acquisition of fixed assets	(24,948)	(73,150)
Sales of fixed assets	3,256	419
Purchase of investments	(42,150)	(27,944)
Sale or maturity of investments	75,693	131,868

Net cash provided by investing activities	11,851	31,193

Cash from financing activities
Proceeds from line of credit and capital leases	16,029	5,264
Principal payments on debt and capital leases	(79,423)	(166,907)
Repurchase of convertible notes	(134,640)	—
Issuance of common stock	4,289	6,731

Net cash used in financing activities	(193,745)	(154,912)

Effect of foreign currency translation adjustment	6,943	21,535

Net decrease in cash	(124,712)	(41,511)
Cash and cash equivalents at beginning of period	346,371	333,131

Cash and cash equivalents at end of period	$221,659	$291,620

Supplemental cash flow disclosures
Interest paid	$13,129	$15,731
Income taxes paid (refunded)	$8,403	$(28,552)
Fixed asset purchases in accounts payable	$11,208	$27,530
Intangible asset acquisition in accrued and other long term liabilites	$16,568	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(44,077)	$(478,931)	$(97,197)	$(523,264)
Other comprehensive income:
Foreign currency translation adjustments	38,681	96,132	68,401	76,420
Unrealized loss on securities	(290)	(728)	(541)	(2,576)

Other comprehensive income	38,391	95,404	67,860	73,844

Comprehensive loss	$(5,686)	$(383,527)	$(29,337)	$(449,420)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

1.  Basis of Presentation and Accounting Policies

     These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of June 30, 2003, the results of operations, comprehensive income for the three and six month periods ended June 30, 2003 and 2002 and the cash flows for the six month period ended June 30, 2003 and 2002. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2002. The December 31, 2002 year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Certain prior year and period amounts have been reclassified to conform to current presentations.

2.  Stock Based Compensation

     Atmel has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation. Accordingly, no compensation cost has been recognized for the 1986 Incentive Stock Option Plan or 1996 Stock Plan or for grants made under the 1991 Employee Stock Purchase Plan. If the compensation cost for the 1986 Plan, the 1996 Plan and the ESPP had been determined based on the fair value at the grant date for options granted in the first six months of 2003 and 2002 consistent with the provisions of SFAS 123, Atmel’s net loss and net loss per share for the three and six months ended June 30, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss — as reported	$(44,077)	$(478,931)	$(97,197)	$(523,264)
Add: compensation expense for ESPP	1,299		1,299
Deduct: compensation expense based on fair value	(3,818)	(5,134)	(8,012)	(11,490)

Net loss — pro forma	$(46,596)	$(484,065)	$(103,910)	$(534,754)
Basic net loss per share — as reported	$(0.09)	$(1.02)	$(0.21)	$(1.12)
Basic net loss per share — pro forma	$(0.10)	$(1.04)	$(0.22)	$(1.14)
Diluted net loss per share — as reported	$(0.09)	$(1.02)	$(0.21)	$(1.12)
Diluted net loss per share — pro forma	$(0.10)	$(1.04)	$(0.22)	$(1.14)

     The fair value of each option grant for both the 1986 Plan and the 1996 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Risk-free interest	1.05%	1.60%	1.08%	1.60%
Expected life after vesting (years)	1.47 – 6.23	0.97 – 1.34	1.47 – 6.23	0.97 – 1.34
Expected volatility	126%	116%	125%	116%
Expected dividend	$0	$0	$0	$0

     The effects of applying SFAS 123 on the pro forma disclosures for the three and six months ended June 30, 2003 and 2002 are not likely to be representative of the effects on pro forma disclosures in future periods.

     At the annual stockholders meeting on May 7, 2003, the stockholders approved an increase in the authorized shares available under the ESPP by an additional 20 million shares. The Company began an ESPP offering on February 14, 2003, intending to offer a discount to employees of 15% for funds contributed for the 6 month offering period of February through August 2003. However, since there were insufficient authorized shares to fund the entire offering, a portion of the award (representing shares issuable on August 14, 2003 but authorized by shareholders on May 7, 2003) is deemed to be measured from May 7, the date the additional shares were approved, instead of February 14. As the discount under the ESPP is greater than 15% at the shareholders’ approval date, the offering under the plan is a compensatory offering and the Company is accounting for a portion of the award (representing shares issuable on August 14, 2003 but authorized by shareholders on May 7, 2003) relating to the offering period ending August 14, 2003 as a variable award. As a variable award, the Company is required to recognize compensation expense equal to the difference between the fair value of stock and the purchase price of the stock. Based on such calculation, the Company has recorded compensation expense totaling $1.3 million in the quarter ended June 30, 2003 ($1 million of which was recorded in cost of revenues). The Company may incur additional accounting charges (or gains) if the market value of the shares increase or decrease at the end of the current offering period, which is August 14, 2003, from the closing stock price on June 30, 2003, at which time a final determination of the compensation charge will be made.

3.  Inventories

     Inventories are stated at the lower of cost (first-in, first-out for raw materials and purchased parts; and average cost for work in progress) or market, and comprise the following:

	June 30, 2003	December 31, 2002

Raw materials and purchased parts	$8,395	$13,557
Work in progress	188,952	193,540
Finished Goods	65,030	68,972

Inventory (net of reserves)	$262,377	$276,069

     Inventory reserves at June 30, 2003 and December 31, 2002 were $91,230 and $89,800, respectively.

     As described in Financial Statements Note 1 on Form 10-K, the Company’s policy is to write down its raw materials, work in progress and finished goods to the lower of cost or market at the close of a period. The Company’s inventory represents high technology integrated circuits that may be subject to rapid technological obsolescence and is sold in a highly competitive industry. If actual product demand or selling prices are less favorable than the Company’s estimate, the Company is required to take additional inventory write-downs. The cause of the write-downs is mainly due to the rapid obsolescence of the products and the continual declining market prices.

4.  Short Term Investments

     Short term investments at June 30, 2003 and December 31, 2002 are primarily comprised of US government and municipal agency debt securities, US and foreign corporate debt securities, commercial paper, and guaranteed variable annuities.

     All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders’ equity.

5.  Income Taxes

     For the six months ended June 30, 2003, the Company recorded an estimated income tax expense of $6,000 primarily related to income from its foreign subsidiaries. The Company has provided a full valuation allowance against the deferred tax benefit of its net operating losses.

     For the six months ended June 30, 2002, the Company recorded an income tax expense of $93,857. The tax expense is primarily attributed to the valuation allowance recorded against the Company’s net deferred tax assets during the period. In view of the cumulative losses and based on the Company’s projections for future periods, it was determined that it was more likely than not that these net deferred tax assets would not be realized. Additionally, the income tax expense included estimated foreign taxes on profits in certain of the Company’s foreign subsidiaries.

6.  Net Loss Per Share

     Basic net loss per share is computed by dividing net loss by the average number of vested, unrestricted common shares outstanding during the period. Due to net losses incurred for the periods presented, weighted average basic and diluted shares outstanding for the respective periods are the same.

     Options to purchase approximately 26,458 and 21,402 shares were outstanding as of June 30, 2003 and 2002, respectively, and were excluded from the computation of dilutive shares because of their antidilutive effect on net loss per share as the Company incurred a net loss for these periods.

     For the three months ended June 30, 2003 and June 30, 2002, 84,163 and 42,525 shares, respectively, of common stock equivalent shares associated with the convertible notes were excluded from the shares included in the computation of dilutive net loss per share because they were antidilutive. For the six months ended June 30, 2003 and June 30, 2002, 92,160 and 42,885 shares, respectively, of common stock equivalent shares associated with the convertible notes were excluded from the shares included in the computation of dilutive net loss per share because they were antidilutive. The number of common stock equivalent shares is computed by dividing the total outstanding balance (principal plus interest) of the convertible notes by the average closing sales price of the Company’s common stock for the applicable period. The average closing stock price was $2.37 and $8.34 for the three months ended June 30, 2003 and 2002, respectively. The average closing stock price was $2.16 and $8.27 for the six months ended June 30, 2003 and 2002. This calculation assumes the Company would repurchase the convertible notes using only common stock at the average stock price for the related period and no cash. In the event of redemption of the convertible notes, the actual conversion price will depend on future market conditions and Company financial results.

7.  Segment Reporting

     The Company has four reportable segments: Application Specific Integrated Circuits (ASIC), Microcontrollers, Nonvolatile Memories (NVM) and RF and Automotive. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits.

Information about segments:

		Micro-		RF and
	ASIC	controller	NVM	Automotive	Total

Three Months ended June 30, 2003
Net revenues	$108,777	$69,367	$82,758	$57,570	$318,472
Segment operating income (loss)	(18,108)	11,862	(32,926)	6,166	(33,006)
Three Months ended June 30, 2002
Net revenues	$94,989	$64,487	$96,560	$58,717	$314,753
Segment operating income (loss)	(4,648)	8,628	(19,751)	5,147	(10,624)

		Micro-		RF and
	ASIC	controller	NVM	Automotive	Total

Six Months ended June 30, 2003
Net revenues	$211,270	$130,301	$165,569	$107,810	$614,950
Segment operating income (loss)	(35,840)	15,701	(64,523)	9,987	(74,675)
Six Months ended June 30, 2002
Net revenues	$180,514	$118,829	$180,583	$110,600	$590,526
Segment operating income (loss)	(9,407)	15,566	(45,301)	5,414	(33,728)

     Reconciliation of segment information to financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Total loss for reportable segments	$(33,006)	$(10,624)	$(74,675)	$(33,728)
Unallocated amounts:
Start up expenses		(16,893)		(34,964)
Restructuring and asset impairment (charge)	360	(341,383)	360	(341,383)

Consolidated operating loss before interest and taxes	$(32,646)	$(368,900)	$(74,315)	$(410,075)

     Geographic locations of long-lived assets:

	June 30, 2003	December 31, 2002

United States	$313,936	$350,709
Germany	24,025	24,883
France	439,666	447,590
UK	221,263	214,835
China	384	397
Rest of Asia-Pacific	1,797	1,630
Rest of Europe	10,648	8,987

Total	$1,011,719	$1,049,031

     Certain costs that are not specifically identifiable to segments, such as start up production costs associated with new wafer manufacturing facilities, are reported as unallocated amounts. However, all segments benefit from these corporate activities, and if allocation of these costs were feasible, segment results would be correspondingly reduced.

8.  Borrowing Arrangements

     Information with respect to Atmel’s debt obligations is shown in the following table:

	June 30, 2003	December 31, 2002

Various non-interest bearing notes	$682	$1,514
Various interest-bearing notes	28,818	35,804
Line of credit	15,000	—
Convertible notes	199,119	326,733
Capital lease obligations	329,721	385,387

	573,340	749,438
Less amount due within one year	(173,776)	(295,929)

Long-term debt due after one year	$399,564	$453,509

     Maturities of the debt obligations are as follows:

	Covertible
	Notes	Other	Total

Q3 through Q4 2003	$—	$112,809	$112,809
2004	—	145,093	145,093
2005	—	93,370	93,370
2006	228,033	31,269	259,302
2007	—	4,860	4,860
Thereafter	335	16,726	17,061

	228,368	404,127	632,495
Less amount representing interest	(29,249)	(29,906)	(59,155)

Total	$199,119	$374,221	$573,340

     The non-interest-bearing notes are due in varying amounts through the year 2003 and have been discounted between 7% and 9%. Interest rates on interest bearing notes and capital lease obligations are based on the London Interbank Offered Rate (LIBOR) plus a spread ranging from 1.75% to 2%, the short-term Euro Interbank Offered Rate (EURIBOR) plus a spread ranging from 0.8% to 1.23%, and fixed rates ranging from 5.5% to 6.55%. The six-month LIBOR and EURIBOR rates were approximately 1.1% and 2.09% at June 30, 2003.

     In June 2003 the Company entered into a $15,000 revolving line of credit with a domestic bank. The full amount of the line of credit is currently outstanding, the final maturity date of which is June 25, 2006. The interest rate is 3.05% and is based on the LIBOR plus a spread of 1.25%. The spread is based on the level of borrowings under the revolving line of credit and can range from 1.25% to 5%.

     Approximately $40,419 of the debt included in the capital lease obligations requires Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis, and approximately $32,338 of the debt obligations have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. The Company was in compliance with the covenants as of June 30, 2003. One of the Company’s lenders requires the Company to maintain restricted cash of approximately €21,000 ($24,704) as of June 30, 2003.

     In April 1998, Atmel completed a sale of zero coupon subordinated convertible notes, due 2018, which raised $115,004. On April 21, 2003 the Company paid $134,640 in cash to those note-holders of the 2018 convertible notes that submitted these notes for redemption. 2018 convertible notes with an accretive value $257 as of June 30, 2003 were not submitted for redemption and remain outstanding. The 2018 convertible notes are convertible, at the option of the holder, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount at maturity of the debt. The effective interest rate of the notes is 5.5% per annum. At any time the Company has the option to redeem these notes for cash, in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. In addition, the Company may be required to repurchase these notes at the option of the holder as of April 21, 2008 and 2013, at prices equal to the issue price plus accrued interest.

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

9.  Commitments and Contingencies

     The Company currently is a party to various legal proceedings. The amount or range of possible loss, if any, is not reasonably subject to estimation at the time of this Quarterly Report on Form 10-Q. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the net income and financial position of the Company. The estimate of the potential impact on the Company’s financial position or overall results of operations or cash flow for the above legal proceedings could change in the future.

     Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by Atmel. The complaint seeks unspecified damages, costs and attorneys’ fees. The parties are currently engaged in discovery. Atmel disputes Agere’s claims and is vigorously defending this action.

     Philips Corporation (“Philips”) filed suit against Atmel in the United States District Court, Southern District of New York, on October 30, 2001 for infringement of its patent, seeking injunctive relief against the alleged infringement and damages. Atmel answered Philips’ complaint alleging invalidity, unenforceability, and non-infringement of the patent, which Atmel continues to maintain with the substantial completion of fact discovery. Atmel disputes Philips’ claims and is vigorously defending this action.

     Seagate Technology (“Seagate”) filed suit against Atmel in the Superior Court for the State of California for the County of Santa Clara on July 31, 2002. Seagate contends that certain semiconductor chips sold by Atmel to Seagate between April 1999 and mid-2001 were defective. Seagate contends that this defect has caused millions of disk drives manufactured by Seagate to fail. Seagate believes that the plastic encapsulation of the Atmel chips contain red phosphorus, which in certain highly specific and rare situations can result in an electrical short between the pins in the leadframe of the chip. Seagate seeks unspecified damages as well as disgorgement of profits related to these particular chips. No trial date has been set for this matter. Atmel has cross-complained against Amkor, Atmel’s leadframe assembler, and Amkor brought suit against Sumitomo Bakelite, Amkor’s molding compound supplier. Atmel disputes Seagate’s claims and is vigorously defending this action.

     On February 7, 2003, a class action entitled Pyevich v. Atmel Corporation, et al., was filed in the United States District Court for the Northern District of California, against Atmel and certain of its current officers and a former officer. The Complaint alleges that Atmel made false and misleading statements concerning its financial results and business during the period from January 20, 2000 to July 31, 2002 as a result of sales of allegedly defective product to Seagate and alleges that Atmel violated Section 10(b) of the Securities Exchange Act of 1934. Additional, virtually identical complaints were subsequently filed and have been consolidated into this action. The Complaints do not identify the alleged monetary damages. Atmel disputes the claims and is vigorously defending this action.

     On February 19, 2003, a derivative class action entitled Cappano v. Perlegos, et al., was filed in the Superior Court for the State of California for the County of Santa Clara against certain directors, officers and a former officer of Atmel, and Atmel is also named as a nominal defendant. The Complaint alleges that between January 2000 and July 31, 2002, defendants breached their fiduciary duties to Atmel by permitting it to sell defective products to customers. The Complaint alleges claims for breach of fiduciary duty, mismanagement, abuse of control, waste, and unjust enrichment. The Complaint seeks unspecified damages and equitable relief as against the individual defendants. Atmel disputes the claims and is vigorously defending this action.

     From time to time, the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.

     The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The majority of products are generally covered by a warranty typically ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability for the six months ended June 30, 2003:

Liability
Debit/(Credit)

Balance at January 1, 2003	$(10,250)
Accrual for warranties during the period	(5,685)
Accrual relating to preexisting warranties (including change in estimate)	(584)
Settlements made (in cash or in kind) during the period	5,666

Balance at June 30, 2003	$(10,853)

     As is customary in the Company’s industry, as provided for in local law in the Unites States and other jurisdictions, the Company’s standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company will indemnify customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of the Company’s products and services, usually up to a specified maximum amount. In the Company’s experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

10.  Restructuring and asset impairment charges

     The Company recorded restructuring charges of $18,528 and $20,661 during 2001 and 2002 respectively (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a complete discussion). The restructuring reserve liability balance was $12,493 and $16,500 at June 30, 2003 and December 31, 2002 respectively. The following table summarizes the activity related to the restructuring reserve liability during the six months ended June 30, 2003:

	December 31,			June 30,
	2002 reserves	Reversals	Payments	2003 reserves

Third quarter of 2001
Reduction of force in Europe	$835	$(360)	(475)	$—
Third quarter of 2002
Termination of contract with supplier	13,424	—	(1,171)	12,253
Employee termination costs	111		(111)	—
Repayment of property tax abatement	512	—	(512)	—
Fourth quarter of 2002
Reduction of force	1,618		(1,378)	240

Total	$16,500	$(360)	$(3,647)	$12,493

     Total European reduction in force was planned to be 429 headcount during 2001 and 2002. At December 31, 2002, 403 employees had been terminated. During the six months ended June 30, 2003 an additional 39 employees were terminated, bringing the total reductions in headcount under this restructuring plan to 443. Except for the remaining balance of $240, reductions in headcount for these restructuring plans are considered to be complete as of June 30, 2003.

11.  Interest and Other, Net

     Interest and other income (loss), net, is summarized in the following table:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Interest and other income	$2,375	$4,268	$6,186	$8,169
Interest expense	(9,331)	(11,323)	(20,242)	(23,808)
Foreign exchange loss	(1,475)	(4,193)	(2,826)	(3,693)

Total	$(8,431)	$(11,248)	$(16,882)	$(19,332)

12.  Recent Pronouncements

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ending December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The Company has included additional disclosures in accordance with SFAS No. 148 in Note 2.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity, if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is does not believe the effect of the adoption of FIN 46 will be material on its results of operations and financial condition.

     In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial statements.

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

Forward Looking Statements

     Investors are cautioned that certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “views,” and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections about our business and the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to risk factors identified in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section entitled “Trends, Uncertainties and Risks” beginning on page 27, and similar discussions in our other filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K. The Company undertakes no obligation to update any forward looking statements in this Form 10-Q.

OVERVIEW

     The Company has been impacted by a downturn in the global semiconductor industry that has lasted over two years. Our business has been impacted by this downturn with the effect that our net revenues have declined sequentially for two years. Revenues in 2002 declined 19% from 2001 and revenues in 2001 declined 27% from 2000. The market environment remains very challenging and we are to an extent dependent on orders booked and shipped within each quarter.

     Revenues in the first six months of 2003 increased $24 million or 4% from the same period in 2002 primarily due to higher unit shipments and the favorable effect of the stronger euro when euro denominated sales are converted to US dollars. However, the stronger euro had a negative effect on our costs and expenses when expenses denominated in euro are converted to US dollars. As a greater proportion of our costs and expenses are denominated in euro than are revenues, the net impact of foreign currency exchange rate fluctuations was $42 million in additional loss, calculated by comparing average euro exchange rates for the first six months of 2003 to the same period in 2002. The euro rates used for this comparison were 0.91 and 1.13 (euro to USD) for the first six months of 2003 and 2002, respectively.

     Revenues in the second quarter 2003 increased $4 million or 1% from the same period in 2002 primarily due to higher unit shipments and the favorable effect of the stronger euro when euro denominated sales are converted to US dollars. However, the stronger euro had a negative effect on our costs and expenses when expenses denominated in euro are converted to US dollars. The net impact of foreign currency exchange rate fluctuations was $19 million in additional loss, calculated by comparing average euro exchange rates for the second quarter 2003 to the same period in 2002. The euro rates used for this comparison were 0.89 and 1.11 (euro to USD) for the second quarter 2003 and 2002, respectively.

CRITICAL ACCOUNTING POLICIES

     The Company’s critical accounting policies have not changed from those disclosed in Note 1 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues	100%	100%	100%	100%
Expenses
Cost of revenues	78	78	80	79
Research and development	21	20	21	21
Selling, general and administrative	11	11	11	11
Restructuring and asset impairment charge	—	108	—	58

Total operating expenses	110	217	112	169

Operating loss	(10)	(117)	(12)	(69)
Interest and other expenses, net	(3)	(4)	(3)	(3)

Loss before taxes	(13)	(121)	(15)	(72)
Provision for income tax	(1)	(31)	(1)	(16)

Net loss	(14)%	(152)%	(16)%	(88)%

Net Revenues — By Segment

     Atmel’s operating segments consist of: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) commodity oriented nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive).

     Our net revenues by segment compared to prior periods are summarized as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Increase			Increase
Segment	2003	2002	(Decrease)	2003	2002	(Decrease)

ASIC	$108,777	$94,989	$13,788	$211,270	$180,514	$30,756
Microcontrollers	69,367	64,487	4,880	130,301	118,829	11,472
Nonvolatile Memory	82,758	96,560	(13,802)	165,569	180,583	(15,014)
RF and Automotive	57,570	58,717	(1,147)	107,810	110,600	(2,790)

Total	$318,472	$314,753	$3,719	$614,950	$590,526	$24,424

ASIC

     ASIC revenues increased by $31 million in the first six months of 2003 compared to the same period in 2002. The increase resulted from an 88% increase in unit shipments partially offset by a 37% decline in average selling prices.

     Revenues increased by $14 million in the second quarter 2003 compared to the same period in 2002. The increase resulted from a 79% increase in unit shipments partially offset by a 36% decline in average selling prices.

     The increase in revenue in 2003 was predominately driven by increased demand for SmartCard products, as the Company has introduced new products and achieved market share gains in this growing market.

Microcontroller

     Microcontroller revenues increased by $11 million in the first six months of 2003 compared to the same period in 2002. The increase resulted from a 12% increase in average selling prices partially offset by a 3% decline in unit shipments.

     Revenues increased by $5 million in the second quarter 2003 compared to the same period in 2002. The increase resulted from a 22% increase in average selling prices partially offset by a 14% decline in unit shipments.

     The increase in average selling prices in 2003 compared to the same periods in 2002 is primarily a result of a temporary pricing decline in 2002 due to over-supply of 8051 micro-

controllers. Pricing has remained stable from the fourth quarter 2002 through the first six months of 2003. While unit shipments of 8051 micro-controllers have declined this has been offset by increased unit shipments of our proprietary AVR micro-controller.

Nonvolatile Memory

     Nonvolatile Memory revenues decreased by $15 million in the first six months of 2003 compared to the same period in 2002. The decrease resulted from an 8% decrease in average selling prices while volume of units shipped remained flat.

     Revenues decreased by $14 million in the second quarter 2003 compared to the same period in 2002. The decrease resulted from a 14% decrease in average selling prices partially offset by a 1% increase in unit shipments.

     The nonvolatile memory segment continues to be unprofitable for the Company. Competitive pressure and the need to continually migrate to new technology are among several factors causing continued pricing declines. Conditions are expected to remain challenging for the foreseeable future.

RF and Automotive

     RF and Automotive revenues decreased by $3 million in the first six months of 2003 compared to the same period in 2002. The decrease resulted from a 13% decrease in average selling prices partially offset by a 13% increase in unit shipments.

     Revenues decreased by $1 million in the second quarter 2003 compared to the same period in 2002. The decrease resulted from a 16% decrease in average selling prices partially offset by a 19% increase in unit shipments.

     While demand for RF and Automotive products has remained strong, competitive pricing pressures have also been significant for this segment during 2003, and are expected to continue for the foreseeable future.

Net Revenues — By Geographic Area

     The Company’s net revenues by geographic areas are summarized as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Increase			(Decrease)
Region	2003	2002	(Decrease)	2003	2002	Increase

North America	$57,737	$65,743	$(8,006)	$119,680	$124,716	$(5,036)
Europe	98,062	106,145	(8,083)	189,766	202,931	(13,165)
Asia	154,403	136,470	17,933	288,190	248,452	39,738
Other	8,270	6,395	1,875	17,314	14,427	2,887

Total	$318,472	$314,753	$3,719	$614,950	$590,526	$24,424

     Over the last several years, revenue has increased significantly in Asia, while revenues in the United States and Europe have declined. The Company believes that part of this shift reflects changes in customer manufacturing trends, with many customers increasing production in Asia.

     Revenues from North America in the first six months of 2003 decreased by $5 million compared to the same period in 2002 because of a 15% decrease in average selling prices partially offset by a 13% increase in unit shipments. Revenues for the second quarter 2003 decreased $8 million compared to the same period in 2002 because of a 20% decrease in average selling prices partially offset by a 10% increase in unit shipments.

     Revenues from Europe in the first six months of 2003 decreased by $13 million compared to the same period in 2002 because of a 5% decrease in average selling prices and a 2% decrease in unit shipments. Revenues for the second quarter 2003 decreased $8 million compared to the same period in 2002 because of a 14% decrease in unit shipments partially offset by a 7% increase in average selling prices.

     Revenues from Asia in the first six months of 2003 increased by $40 million compared to the same period in 2002 because of a 13% increase in unit shipments and a 2% increase in average selling prices. Revenues for the second quarter 2003 increased $18 million compared to the same period in 2002 because of a 18% increase in unit shipments partially offset by a 4% decrease in average selling prices.

Revenues and Costs — By Currency

     In the first six months of 2003 approximately 28% of sales were denominated in foreign currencies, primarily the euro. Had exchange rates in the first six months of 2003 remained the same as the average exchange rates in the same period in 2002 our reported revenues in the first six months of 2003 would have been approximately $30 million lower. In the first six months of 2003 approximately 54% of costs were denominated in foreign currencies, primarily the euro. Had exchange rates in the in the first six months of 2003 remained the same as the average exchange rates in the same period in 2002 our reported costs would have been approximately $72 million lower for the first six months of 2003 (cost of revenues $52 million, research and development $15 million, selling, general and administrative $4 million, net interest and other expenses $1 million).

     In the second quarter 2003 approximately 29% of sales were denominated in foreign currencies, primarily the euro. Had exchange rates in the second quarter 2003 remained the same as the average exchange rates in the same period in 2002 our reported revenues in the second quarter 2003 would have been approximately $17 million lower. In the second quarter 2003 approximately 51% of costs were denominated in foreign currencies, primarily the euro. Had exchange rates in the second quarter 2003 remained the same as the average exchange rates in the same period in 2002 our reported costs would have been approximately $36 million lower for the second quarter 2003 (cost of revenues $26 million, research and development $8 million, sales, general and administrative $2 million).

Cost of Revenues and Gross Margin

     Our cost of revenues represents the costs of our wafer fabrication, assembly and test operations and freight costs, including the cost of shipping our products to subcontractors. Our cost of revenues as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, the level of utilization of manufacturing capacity, foreign exchange rate fluctuations, and average selling prices, among other factors. Cost of revenues as a percentage of net revenues was 80% in the first six months of 2003 compared to 79% for the same period in 2002. Compared to the same period in 2002, cost of revenue in the second quarter 2003 remained flat at 78%.

     Gross margin was 20% for the first six months of 2003 compared to 21% for the same period of 2002. The gross margin decline resulted from the negative effect of foreign exchange rate fluctuations and the inclusion of a $10 million patent settlement charge recorded in March of 2003, partially offset by reductions in costs as a consequence of our cost containment programs and the sale of inventory previously reserved. Had exchange rates in the first six months of 2003 remained the same as the average exchange rates in the same period in 2002 our reported gross margin would have been 25%.

     On March 31, 2003 the Company entered into a patent license agreement. In conjunction with this agreement the Company recorded a charge of $10 million that is now included in cost of revenues for the six months ended June 30, 2003, but was previously recorded in interest and other, net, in Form 10-Q for the quarter ended March 31, 2003. Payment was made in the quarter ended June 30, 2003.

     Gross margin was 22% for the second quarter 2003 and 2002. The gross margin percentage remained unchanged because reductions in costs as a consequence of our cost containment programs were offset by lower average selling prices and the negative effect of foreign exchange rate fluctuations. Had exchange rates in the second quarter of 2003 remained the same as the average exchange rates in the same period in 2002 our reported gross margin would have been 26%.

     The Company’s gross margin has been significantly affected by the timing of inventory write-downs. The excess and obsolete inventory write-offs taken by the Company in prior years relate to all of its product categories, while lower-of-cost or market reserves relate primarily to its memory products. In recent periods, average selling prices for some of the Company’s semiconductor products have been below manufacturing costs, and accordingly the Company’s results of operations, cash flows and financial condition have been adversely affected. If the estimated market values of products held in finished goods and work in process inventories at quarter end are below the cost of these products, the Company recognizes a charge to cost of goods sold to write down the carrying value of inventories to their estimated market values. As these charges are recorded in advance of when written-down inventory is sold, subsequent gross margins in the period of sale may be higher than they would be absent the effect of the previous write-downs.

     The following table sets forth the gross margin before and after the net impact of inventory write downs and the subsequent benefits to gross margins:

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Gross margins as reported	22%	22%	20%	21%
Impact of inventory adjustments	0%	-4%	-1%	-3%

Gross margins before impact of inventory adjustments	22%	18%	19%	18%

     At present it is not certain when market conditions will improve sufficiently to permit us to charge prices that will improve our gross margins. If net revenues do not increase or we are unable to reduce our costs sufficiently in future periods, increases in fixed costs and operating expenses that we put in place during 2000 and 2001 to increase manufacturing capacity may continue to harm our gross margins and operating results.

     The Company receives economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. The Company recognized $0.5 million in the second quarter of 2003 compared to $1.3 million in the second quarter of 2002. The Company recognized $1.8 million in the first six months of 2003 compared to $2.7 million in the first six months of 2002.

Research and Development (R&D)

     Research and development (R&D) expenses increased to $130 million in the first six months 2003 compared to $126 million for the same period in 2002. R&D expenses as a percentage of net revenues for the first six months of 2003 remained flat at 21%. The increase in R&D expenditures is primarily the result of higher costs associated with process technology development at our North Tyneside, U.K. wafer fabrication facility and the negative effect of foreign exchange rate fluctuations, partially offset by our cost containment programs. Had exchange rates in the first six months of 2003 remained the same as the average exchange rates in the same period in 2002 R&D expenditures would have been $15 million lower.

     R&D expenses increased to $66 million in the second quarter 2003 compared to $62 million for the same period in 2002. As a percentage of net revenues R&D expenses increased to 21% in the second quarter 2003 compared to 20% for the same period in 2002. The increase in R&D expenditures is primarily the result of higher costs associated with process technology development at our North Tyneside, U.K. wafer fabrication facility and the negative effect of foreign exchange rate fluctuations, partially offset by our cost containment programs. Had exchange rates in the second quarter 2003 remained the same as the average exchange rates in the same period in 2002 R&D expenditures would have been $8 million lower.

     We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve and we are committed to appropriate levels of expenditures for research and development.

     The Company receives R&D grants from various European research organizations. The benefit for which is recognized as an offset to related costs. For the second quarter 2003 the Company recognized $2.8 million in research grant benefits, compared to $3.0 million in the second quarter 2002. The Company recognized $5.7 million in research grant benefits in the first six months of 2003 compared to $6.1 million in the first six months of 2002.

Selling, General and Administrative (SG&A)

     Selling, general and administrative (SG&A) expenses increased to $68 million for the first six months of 2003 compared to $65 million in the first six months of 2002. As a percentage of net revenues, SG&A expenses were 11% in the first six months of both 2003 and 2002. The increase in SG&A expenses was primarily due to increased legal expenses, expenses related to the implementation of enhancements to the Company’s integrated financial and supply chain management system, and the negative effect of foreign exchange rate fluctuations, partially offset by decreased bad debt expense due to the collection of previously reserved receivables. Had exchange rates in the first six months of 2003 remained the same as the average exchange rates in the same period in 2002 SG&A expenditures would have been $4 million lower.

     SG&A expenses increased to $37 million in the second quarter 2003 compared to $35 million in the second quarter 2002. As a percentage of net revenues, SG&A expenses were 11% for both the second quarter of 2003 and 2002. The increase in expenditures is primarily due to increased legal expense, expenses related to the implementation of enhancements to the Company’s integrated financial and supply chain management system and the negative effect of foreign exchange rate fluctuations. Had exchange rates in the second quarter 2003 remained the same as the average exchange rates in the same period in 2002 SG&A expenditures would have been $2 million lower.

Restructuring and Asset Impairment Charge

     All restructuring and asset impairment charges have been recorded in line item “Restructuring and asset impairment charge” in the statements of operations.

     In the third quarter of 2001, as part of a restructuring plan that included a workforce reduction and the consolidation of manufacturing operations in both the United States and Europe the Company recorded:

•	a $2.8 million charge related to a headcount reduction in United States. The US reduction in force of approximately 400 employees, mainly in the production group, was expensed as cost of sales upon finalization of detailed plans and communications to employees, which were generally in the periods in which the employees were terminated. All employees were terminated by December 31, 2001.

•	an $18.5 million charge related to a headcount reduction in Europe. The European reduction in force charges of approximately 397 employees, mainly in the production group, were based on minimum legal requirements. At June 30, 2003, the plan was completed and 411 employees have been terminated. From the original total restructuring reserve of $18.5 million, the Company paid $15.9 million to the terminated employees. The Company reversed $2.6 million in the third quarter of 2002 as some terminated employees did not use retraining and rehire benefits resulting in a favorable variance compared to the original plan.

     Starting in the fourth quarter of 2001, the asset impairment and restructuring actions taken in the third quarter of 2001, which resulted in an asset impairment charge of $462.8 million, a restructuring charge of $18.5 million related to headcount reduction in Europe and a $2.8 million charge as cost of revenue related to headcount reduction in the United States, were expected to result in estimated expense reductions of approximately $130 million per year, consisting of $105 million reduction in cost of revenue and $25 million reduction in operating expenses. Actual expense reductions are approximately the same as original estimates.

     As a result of the downturn experienced in 2001, the Company delayed the completion of construction of the facilities at North Tyneside, UK and Irving, Texas to 2002, when it anticipated the industry to rebound. The Company failed to meet its revenue projections in the first half of 2002 and concluded that the recovery in the industry would be slower and take longer than previously estimated. In light of these conditions, the Company performed an asset impairment review of its fixed assets. The Company determined that due to excess capacity, the future undiscounted cash flows related to the facilities at Irving, Texas and North Tyneside, U.K. would not be sufficient to recover the historical carrying value of the manufacturing equipment in those facilities. Atmel recorded an asset impairment charge of $341.4 million in the second quarter 2002 to write down the carrying value of the equipment in the fabrication facilities in Irving, Texas and North Tyneside, U.K. to their estimated fair values. The estimate of fair values was made by management based on a number of factors, including appraisals.

     In the third quarter of 2002, as a result of the decision to close the Irving facility and make it available for sale, the Company recorded a restructuring charge of:

•	$23.5 million for write down of assets held for sale to their estimated net realizable value of $174.4 million.

•	$13.9 million for terminating contracts with suppliers. A 12.4 million charge, for one supplier, was estimated using the present value of the future payments which totaled $19.7 million at the time. The restructuring reserve will be reduced accordingly by each monthly payment until complete payment of the obligation in December 2013. An additional $1.5 million charge, for another supplier, was recorded and fully paid. The Company does not expect any savings from these restructuring activities. At June 30, 2003, the remaining restructuring reserve was $12.3 million.

•	$3.7 million related to a headcount reduction. The reduction in force of approximately 272 employees, mainly in fab operations, were expensed upon finalization of detailed plans and communications to employees. The expected impact of the restructuring was to save $16 million of employee related expenses per year. At March 31, 2003, the Company had completed the plan, and fully used the reserve.

•	A $1.1 million charge related to the repayment of a property tax abatement. The Company does not expect any savings from this restructuring activity. At March 31, 2003, the Company had fully repaid that amount.

     In the fourth quarter of 2002, the Company recorded a $1.9 million charge related to a headcount reduction in Europe. The charges were part of a restructuring plan that included a workforce reduction and the consolidation of manufacturing operations in Europe. The European reduction in force charges for approximately 32 employees, mainly in the production group, were based on minimum legal requirements. The expected impact of the restructuring was to save $2 million of employee related expenses per year. Atmel recorded an asset impairment charge of $0.9 million in the fourth quarter 2002 to write down the carrying value of certain assets held for sale in Europe to their estimated realizable value. At June 30, 2003, the Company had terminated the 32 employees and has paid $1.7 million. The Company expects to pay the remaining $0.2 million in the third quarter of 2003.

     Starting in 2002, the asset impairment and restructuring actions taken in the second, third and fourth quarter of 2002 which resulted in total asset impairment charges of $365.7 million, a restructuring charge of $20.6 million related to supplier contracts and headcount reductions in Europe and in the United States was expected to result in expense reductions of approximately $92 million per year in cost of revenue. It was expected to result in a reduction of $73 million in depreciation expense, $2 million in manufacturing services, and of $17 million in employee expenses per year. Actual expense reductions are approximately the same as original estimates.

     Cost reduction estimates mentioned above have been impacted by various factors including fluctuations in foreign currency exchange rates, subsequent changes in production levels, and the economic environment.

Interest and Other Expenses

     Net interest and other expenses decreased to $17 million in the first six months of 2003 compared to $19 million for the same period in 2002. As a percentage of net revenues, net interest and other expenses was 3% in the first six months of 2003 and 2002. The decrease in net interest and other expenses consists of a $2 million decrease in interest and other income primarily due to lower cash and short term investments balances and lower average interest rates, a $4 million decrease in interest expense primarily due to decreased long term debt and convertible notes, and a decrease of $1 million in foreign exchange losses.

     Net interest and other expenses decreased to $8 million in the second quarter 2003 compared to $11 million for same period in 2002. As a percentage of net revenues, net interest and other expenses decreased to 3% in the second quarter of 2003 compared to 4% in the same period in 2002. The decrease in net interest and other expenses consists of a $2 million decrease in interest and other income primarily due to lower cash and short term investments balances and lower average interest rates, a $2 million decrease in interest expense primarily due to decreased long term debt and convertible notes, and a $3 million decrease in foreign exchange losses.

Taxes on Income

     For the first six months of 2003, we recorded an income tax expense of $6 million. The tax expense relates to the operations of our foreign subsidiaries. The future tax benefit of net operating losses is not currently being provided as realization of the related benefit is not assured.

     For the first six months of 2002, we recorded an income tax expense of $94 million. We determined that the benefit of previously recorded deferred tax assets could no longer be assured and accordingly, we recorded a valuation allowance against the net deferred tax assets.

Net Loss

     We reported a net loss of $97 million for the first six months of 2003 compared to a net loss of $523 million in the same period in 2002. The decrease in net loss is primarily due to a $341 million asset impairment charge in the first six months of 2002 while there was no such charge in the first six months of 2003 and tax expense was $6 million in the first six months of 2003 compared to $94 million in the same period in 2002. In addition, the fluctuation in foreign exchange rates negatively impacted our results. Had exchange rates in the first six months of 2003 remained the same as the average exchange rates in the same period 2002 our reported net loss would have been lower by $42 million.

     We reported a net loss of $44 million for the second quarter 2003 compared to a net loss of $479 million in the same period in 2002. The decrease in net loss is primarily due to a $341 million asset impairment charge in the second quarter 2002 while there was no such charge in the second quarter 2003 and tax expense was $3 million in the second quarter 2003 compared to $99 million in the same period in 2002. In addition, the fluctuation in foreign exchange rates negatively impacted our results. Had exchange rates in the second quarter 2003 remained the same as the average exchange rates in the same period 2002 our reported net loss would have been lower by $19 million.

Liquidity and Capital Resources

     At June 30, 2003 we had $313 million of combined cash and investment balances including restricted cash balances of $25 million , compared to $468 million at December 31, 2002. Total current assets exceeded total current liabilities by 1.5 times at June 30, 2003 compared to 1.4 times at December 31, 2002. Our working capital decreased by $35 million during the first six months of 2003. The decrease in working capital was caused primarily by the reduction of cash and equivalents and short term investments of $158 million partially offset by the reduction in the current portion of convertible notes of $132 million, which was a result of the $135 million paid to the note-holders of the 2018 convertible notes that submitted these notes for redemption on April 21, 2003, partially offset by cash generated from operations.

     The Company’s accounts receivable increased to $197 million at June 30, 2003 from $195 million at December 31, 2002. The average days of accounts receivable outstanding improved to 56 days at June 30, 2003 compared to 58 days at December 31, 2002. The increase in accounts receivable is primarily due to a 5% revenue increase in the second quarter 2003 compared to the fourth quarter 2002 partially offset by continuing efforts to improve collection performance. We monitor collection risks and provide an adequate allowance for doubtful accounts related to these risks. While there can be no guarantee of collecting these receivables, we believe that substantially all net receivables will be collected given customers’ current credit ratings.

     Inventories declined to $262 million at June 30, 2003 from $276 million at December 31, 2002. Days sales in inventory were 96 days at June 30, 2003 compared to 106 days at December 31, 2002. The decrease in inventory and days sales in inventory is primarily due to higher unit sales while wafer production rates and production costs remained constant. We are continuing to take measures to better align manufacturing costs and production levels with demand, but the fixed nature of many manufacturing costs limits our ability to respond as quickly as demand for our products change.

     Approximately $40 million of debt included in the capital lease obligations require Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis and approximately $32 million of debt obligations have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. The Company was in compliance with the covenants as of June 30, 2003. One of the Company’s lenders require the Company to maintain restricted cash of $25 million as of June 30, 2003.

     Restricted cash balances are held in euro bank accounts. The balance will therefore fluctuate with future changes in exchange rates.

     Other future obligations of $120 million consist primarily of future repayments of advances from customers and other contractual commitments, of which $10 million has been classified as current liabilities.

Cash Flow

     From Operating Activities: During the first six months of 2003, net cash provided by operating activities was $50 million, compared to $61 million in the same period in 2002. The decrease in cash provided by operating activities is primarily due to the impact of foreign currency exchange rate fluctuations on operating results, partially offset by a decline in inventory and improved accounts receivable collection performance, as previously discussed.

     From Investing Activities: Net cash provided by investing activities was $12 million during the first six months of 2003 compared to $31 million in the same period of 2002. The decrease in cash provided by investing activities was primarily due to the Company liquidating less of its investments compared to 2002 and partially offset by a reduction in fixed asset purchases primarily due to the Company’s continuing efforts to minimize capital spending.

     From Financing Activities: Net cash used in financing activities increased to $194 million in the first six months of 2003 compared to $155 million during the same period in 2002. The increase is primarily due to the Company’s payment on April 21, 2003 of $135 million in cash to those note-holders of the 2018 convertible notes that submitted these notes for repurchase, partially offset by a decline in principal payment on other debt and capital leases.

     Whenever possible, capacity improvements and expansions have been funded from our operating results. However, since 2001 our gross margins have come under pressure because we have generated less revenue while many costs we put in place during 2000 have continued at their previous levels, harming our results.

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

     Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:

•	the cyclical nature of both the semiconductor industry and the markets addressed by our products

•	ability to meet our debt obligations

•	availability of additional financing

•	the extent of utilization of manufacturing capacity

•	fluctuations in manufacturing yields

•	the highly competitive nature of our markets

•	the pace of technological change

•	natural disasters or terrorist acts

•	political and economic risks

•	fluctuations in currency exchange rates

•	our ability to maintain close, satisfactory relationships with our customers

•	integration of new businesses or products

•	third party intellectual property infringement claims

•	ability of independent assembly contractors to meet our volume, quality, and delivery objectives

•	environmental regulations

•	personnel changes

•	business interruptions, and

•	system integration disruptions.

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

     THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS

     The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The semiconductor industry faced severe business conditions with global semiconductor revenues for the industry declining 32% to approximately $139 billion in 2001 compared to revenues in 2000. Global semiconductor revenues were approximately $141 billion in 2002 which, while representing some level of stabilization, was an indication that demand in our business remains at a low ebb. These downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices. The commodity memory portion of the semiconductor industry, from which we derived 27% of our revenues in the first six months of 2003, compared to 30% of our revenues in 2002, 42% of our revenues in 2001, and 52% of our revenues in 2000, continued to suffer from excess capacity and price reductions in 2002 and the first six months of 2003. We cannot predict with any degree of certainty when the current downturn will reverse.

     The Company’s operating results have also been harmed by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity and declining gross margins. In 2001 we recorded a $463 million charge to recognize impairment in value of our manufacturing equipment in Colorado Springs, Colorado, Rousset, France and Nantes, France. In addition, we recorded a $18 million charge for the costs of reducing our workforce in our European manufacturing operations. We also recorded an asset impairment charge of $341 million in the second quarter 2002 to write down to fair value the book value of our fabrication equipment in Irving, Texas and North Tyneside, U.K. We recorded a restructuring and asset impairment charge in the third quarter of 2002 of $42 million, primarily in connection with the closing of our Irving, Texas 8-inch wafer fabrication facility and making it available for sale. The charges consisted of costs for reduction in headcount, asset write-downs, and expenses associated with our decision to close the facility. We recorded a restructuring and asset impairment charge in the fourth quarter 2002 of $3 million. This charge related to plans for reorganizing certain programs and a reduction in headcount in Europe. If the difficult conditions that exist in the semiconductor industry do not improve, we may not be able to realize the current carrying value for the facility. Our business may be harmed in the future not only by cyclical conditions in the semiconductor industry as a whole but also by slower growth in any of the markets served by our customer products.

     OUR LONG-TERM DEBT COULD HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING, AND OUR ABILITY TO MEET OUR DEBT OBLIGATIONS WILL BE DEPENDENT UPON OUR FUTURE PERFORMANCE.

     As of June 30, 2003, our long term convertible notes and long term debt less current portion was $400 million compared to $454 million at December 31, 2002. Our long-term debt (less current portion) to equity ratio was 0.4 and 0.5 at June 30, 2003 and December 31, 2002, respectively. Our current debt levels as well as any increase in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

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

     Our ability to service long-term debt or to obtain cash for other needs of the Atmel group from our foreign subsidiaries may be structurally impeded. Since a substantial portion of our operations is conducted through our subsidiaries, our cash flow and ability to service debt are partially dependent upon the liquidity and earnings of our subsidiaries as well as the distribution of those earnings, or repayment of loans or other payments of funds by those subsidiaries, to the US parent corporation. These subsidiaries are separate and distinct legal entities and may have limited or no obligation, contingent or otherwise, to pay any amounts to the US parent corporation, whether by dividends, distributions, loans or other payments. However, the US parent corporation owes much of our consolidated long-term debt, including our two outstanding issues of convertible notes.

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

     WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

     Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures aggregating $1,951 million in 1999, 2000 and 2001, in large part preparing for expected increases in demand. However, in light of falling demand we have recognized asset impairment charges aggregating $828 million in 2001 and 2002. We intend to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. Currently, we expect our 2003 capital expenditures to be approximately $40 million. We may seek additional equity or debt financing to fund further enhancement of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

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

     Because of the pace of the economic recovery within the semiconductor industry we need to suspend or reduce our manufacturing capacity to a level that meets demand for our products in order to achieve and maintain profitability. Expensive manufacturing machinery will likely be underutilized or may need to be sold off at significantly discounted prices, although we continue to be liable to make payments on the debt that financed its purchase. At the same time, employee and other manufacturing costs must be reduced.

     Since 2001, our gross margin has declined significantly as a result of the increase in fixed costs and operating expenses related to the expansion of capacity in 2000 and 2001 and lower unit sales over which to spread these costs. If the pace of the economic recovery in the semiconductor industry does not sufficiently improve, our inability to reduce fixed costs, such as depreciation, and employee and other expenses necessary to maintain and operate our wafer manufacturing facilities would continue to harm our operating results.

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

     If a rebound occurs in the worldwide semiconductor industry and we cannot expand our capacity on a timely basis, we could experience significant capacity constraints that would prevent us from meeting increased customer demand, which could also harm our business. Our available cash from operations has not been sufficient to provide significant funding for continued expansion of our facilities or the implementation of new technologies, and may remain insufficient for such purposes if the business conditions do not improve sufficiently. In light of our losses since the middle of 2001, we may not be able to obtain from external sources the additional financing necessary to fund the expansion of our manufacturing facilities or the implementation of new manufacturing technologies.

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

     OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.

     Sales to customers outside North America accounted for approximately 78%, 75% and 64% of net revenues in 2002, 2001 and 2000. In the first six months of 2003 sales to customers outside North America accounted for 81% of net revenue. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. In recent years we have significantly expanded our international operations, most recently through our acquisitions of a wafer fabrication facility in North Tyneside, U.K. in September 2000, and a subsidiary, Atmel Grenoble in May 2000. International sales and operations are subject to a variety of risks, including:

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

     Approximately 72%, 75%, 79% and 75% of our sales in the first six months of 2003, and the years ended December 31, 2002, 2001 and 2000 were denominated in U.S. dollars. During these periods our products became less price competitive in countries with currencies declining in value against the dollar. In 1998, business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. Approximately 43%, 38% and 34% of net revenues were generated in Asia in 2002, 2001 and 2000. Approximately 47% of net revenues were generated in Asia in the first six months of 2003.

     WHEN WE TAKE FOREIGN ORDERS DENOMINATED IN LOCAL CURRENCIES, WE RISK RECEIVING FEWER DOLLARS WHEN THESE CURRENCIES WEAKEN AGAINST THE DOLLAR, AND MAY NOT BE ABLE TO ADEQUATELY HEDGE AGAINST THIS RISK.

     When we take a foreign order denominated in a local currency we will receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenues, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenues can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in European currencies and yen were 25% and 2% of net revenues in the first six months of 2003. Sales denominated in European currencies and yen were 22% and 3% of our revenues in 2002 compared to 16% and 5% in 2001, and 19% and 6% in 2000, respectively. We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

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

     PROVISIONS IN OUR RESTATED CERTIFICATE OF INCORPORATION, BYLAWS AND PREFERRED SHARES RIGHTS AGREEMENT MAY HAVE ANTI-TAKEOVER EFFECTS.

     Certain provisions of our Restated Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, voting rights, preferences and privileges and restrictions of those shares without the approval of our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, by making it more difficult for a third party to acquire a majority of our stock. In addition, the issuance of preferred stock could have a dilutive effect on our stockholders. We have no present plans to issue shares of preferred stock.

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

     We have short-term debt, long-term debt, capital leases and convertible notes totaling approximately $573 million at June 30, 2003. Approximately $406 million of these borrowings have fixed interest rates. We have approximately $167 million of floating interest rate debt of which $111 million is euro denominated. We do not hedge against this interest rate risk and could be negatively affected should either of these rates increase significantly. A hypothetical 100 basis point increase in interest rates would have a $1.7 million adverse impact on income before taxes on our Consolidated Statements of Operations for 2003. While there can be no assurance that both of these rates will remain at current levels, we believe that any rate increase will not cause significant negative impact to our operations and to our financial position.

Foreign Currency Risk

     When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. In the first six months of 2003, the impact of the change in foreign currency represents 43% of net loss (as discussed in the overview section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign denominated transactions that occurred in 2003 were recorded using the average 2002 foreign currency rates. Sales denominated in foreign currencies were 28% and 24% in first six months of 2003 and 2002 respectively. Sales denominated in euros were 25% and 19% in the first six months of 2003 and 2002 respectively. Sales denominated in yen were 2% and 3% in the first six months of 2003 and 2002 respectively. Costs denominated in foreign currencies, primarily the euro, were approximately 54% in the first six months of 2003 and 2002.

     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

     Approximately, 30% and 29% of our accounts receivable are denominated in foreign currency as of June 30, 2003 and December 31, 2002 respectively.

     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately, 58% and 55% of our accounts payable were denominated in foreign currency as of June 30, 2003 and December 31, 2002, respectively. Approximately, 38% and 21% of our debt obligations were denominated in foreign currency as of June 30, 2003 and December 31, 2002 respectively.

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

     As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal control over financial reporting.

     During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company currently is a party to various legal proceedings. The amount or range of possible loss, if any, is not reasonably subject to estimation at the time of this Quarterly Report on Form 10-Q. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the net income and financial position of the Company. The estimate of the potential impact on the Company’s financial position or overall results of operations or cash flow for the above legal proceedings could change in the future.

     Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by Atmel. The complaint seeks unspecified damages, costs and attorneys’ fees. The parties are currently engaged in discovery. Atmel disputes Agere’s claims and is vigorously defending this action.

     Philips Corporation (“Philips”) filed suit against Atmel in the United States District Court, Southern District of New York, on October 30, 2001 for infringement of its patent, seeking injunctive relief against the alleged infringement and damages. Atmel answered Philips’ complaint alleging invalidity, unenforceability, and non-infringement of the patent, which Atmel continues to maintain with the substantial completion of fact discovery. Atmel disputes Philips’ claims and is vigorously defending this action.

     Seagate Technology (“Seagate”) filed suit against Atmel in the Superior Court for the State of California for the County of Santa Clara on July 31, 2002. Seagate contends that certain semiconductor chips sold by Atmel to Seagate between April 1999 and mid-2001 were defective. Seagate contends that this defect has caused millions of disk drives manufactured by Seagate to fail. Seagate believes that the plastic encapsulation of the Atmel chips contain red phosphorus, which in certain highly specific and rare situations can result in an electrical short between the pins in the leadframe of the chip. Seagate seeks unspecified damages as well as disgorgement of profits related to these particular chips. No trial date has been set for this matter. Atmel has cross-complained against Amkor, Atmel’s leadframe assembler, and Amkor brought suit against Sumitomo Bakelite, Amkor’s molding compound supplier. Atmel disputes Seagate’s claims and is vigorously defending this action.

     On February 7, 2003, a class action entitled Pyevich v. Atmel Corporation, et al., was filed in the United States District Court for the Northern District of California, against Atmel and certain of its current officers and a former officer. The Complaint alleges that Atmel made false and misleading statements concerning its financial results and business during the period from January 20, 2000 to July 31, 2002 as a result of sales of allegedly defective product to Seagate and alleges that Atmel violated Section 10(b) of the Securities Exchange Act of 1934. Additional, virtually identical complaints were subsequently filed and have been consolidated into this action. The Complaints do not identify the alleged monetary damages. Atmel disputes the claims and is vigorously defending this action.

     On February 19, 2003, a derivative class action entitled Cappano v. Perlegos, et al., was filed in the Superior Court for the State of California for the County of Santa Clara against certain directors, officers and a former officer of Atmel, and Atmel is also named as a nominal defendant. The Complaint alleges that between January 2000 and July 31, 2002, defendants breached their fiduciary duties to Atmel by permitting it to sell defective products to customers. The Complaint alleges claims for breach of fiduciary duty, mismanagement, abuse of control, waste, and unjust enrichment. The Complaint seeks unspecified damages and equitable relief as against the individual defendants. Atmel disputes the claims and is vigorously defending this action.

     From time to time, the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.

Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Stockholders held on May 7, 2003, proxies representing 434,789,029 shares of Common Stock or 93% of the total outstanding shares were voted at the meeting. The table below presents the voting results of the election of the Company’s Board of Directors:

		Total votes
	Total votes for	withheld from
	each director	each director

George Perlegos	394,757,602	40,031,427
Gust Perlegos	394,471,911	40,317,118
Tsung-Ching Wu	394,641,590	40,147,439
Norm Hall	378,750,542	56,038,487
T. Peter Thomas	416,964,098	17,824,931
Pierre Fougere	416,520,688	18,268,341
Dr. Chaiho Kim	416,631,552	18,157,477

     The stockholders approved amendments to the Company’s 1991 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder (i) by 20,000,000 shares immediately and (ii) by an additional number of shares each subsequent year equal to one half of one percent (0.5%) of the then outstanding shares or such lesser number determined by the Board. The proposal received 217,774,586 votes for, 16,407,644 votes against, 2,445,120 abstentions, and 198,161,679 broker non-votes.

     The stockholders approved an amendment to the Company’s 1996 Stock Plan to increase the number of shares of common stock reserved for issuance thereunder by 20,000,000 shares. The proposal received 164,489,332 votes for, 69,655,952 votes against, 2,482,065 abstentions, and 198,161,680 broker non-votes.

     The stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year 2003. The proposal received 421,126,034 votes for, 12,522,336 votes against, 1,140,659 abstentions, and zero broker non-votes.

Item 5:  Other Information

     None.

Item 6:  Exhibits and Reports on Form 8-K

A.  Exhibits

     The following Exhibits have been filed with this Report:

3.1	Restated Certificate of Incorporation of Registrant dated July 25, 2003.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.  Reports on Form 8K.

     On April 17, 2003, Registrant filed a report on Form 8-K furnishing a press release relating to its financial information for the three months ended March 31, 2003 and forward-looking statements relating to the second quarter of 2003, as presented in a press release of April 17, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION

(Registrant)

August 14, 2003	/s/ GEORGE PERLEGOS

George Perlegos President, Chief Executive Officer (Principal Executive Officer)

August 14, 2003	/s/ FRANCIS BARTON

Francis Barton Executive Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Registrant dated July 25, 2003.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002