Form 10-Q
period 2003-09-30
ATMEL CORP
filed 2003-11-14
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-19032

ATMEL CORPORATION

(Registrant)

Delaware (State or other jurisdiction of incorporation or organization)	77-0051991 (I.R.S. Employer Identification Number)

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

On October 24, 2003, Registrant had 471,444,223 outstanding shares of Common Stock.

ATMEL CORPORATION

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Atmel Corporation
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2003	December 31, 2002

Current assets
Cash and cash equivalents	$326,427	$346,371
Short term investments	56,164	99,431
Accounts receivable, net	195,001	195,182
Inventories	262,884	276,069
Other current assets	49,847	107,672

Total current assets	890,323	1,024,725
Fixed assets, net	977,533	1,049,031
Fixed assets held for sale	157,158	174,651
Other assets	37,979	32,025
Cash - restricted	25,120	22,127

Total assets	$2,088,113	$2,302,559

Current liabilities
Current portion of long-term debt and capital leases	$167,605	$163,444
Convertible notes	—	132,485
Trade accounts payable	115,643	95,002
Accrued liabilities and other	291,318	295,725
Deferred income on shipments to distributors	18,392	20,791

Total current liabilities	592,958	707,447
Long-term debt less current portion	172,607	259,261
Convertible notes	201,474	194,248
Other long term liabilities	191,681	172,460

Total liabilities	1,158,720	1,333,416

Stockholders’ equity
Common stock	470	466
Additional paid in capital	1,262,502	1,252,273
Accumulated other comprehensive income	134,105	55,100
Accumulated deficit	(467,684)	(338,696)

Total stockholders’ equity	929,393	969,143

Total liabilities and stockholders’ equity	$2,088,113	$2,302,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net revenues	$335,187	$298,657	$950,137	$889,183
Expenses
Cost of revenues	261,608	257,578	752,575	726,027
Research and development	61,698	65,880	191,952	191,512
Selling, general and administrative	34,345	31,695	102,749	96,832
Restructuring and asset impairment charge	—	39,630	(360)	381,013

Total operating expenses	357,651	394,783	1,046,916	1,395,384

Operating loss	(22,464)	(96,126)	(96,779)	(506,201)
Interest and other expenses, net	(6,327)	(6,199)	(23,209)	(25,531)

Loss before taxes	(28,791)	(102,325)	(119,988)	(531,732)
Provision for income taxes	(3,000)	—	(9,000)	(93,857)

Net loss	$(31,791)	$(102,325)	$(128,988)	$(625,589)

Basic net loss per share	$(0.07)	$(0.22)	$(0.28)	$(1.34)
Diluted net loss per share	$(0.07)	$(0.22)	$(0.28)	$(1.34)
Shares used in basic net loss per share calculations	470,494	467,771	468,914	467,390

Shares used in diluted net loss per share calculations	470,494	467,771	468,914	467,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash from operating activities
Net loss	$(128,988)	$(625,589)
Items not requiring the use of cash
Depreciation and amortization	205,772	179,250
Recovery of doubtful accounts receivable	(874)	(610)
Deferred income taxes	(135)	85,857
Restructuring and asset impairment charge	(360)	364,839
Loss (gain) on sales of fixed assets	(234)	295
Stock compensation charge	3,033	—
Accrued interest on zero coupon convertible debt	9,381	13,196
Other	636	3,001
Changes in operating assets and liabilities
Accounts receivable	588	9,450
Inventories	21,710	21,843
Prepaid taxes and other assets	(12,958)	19,153
Trade accounts payable and other liabilities	8,419	20,790
Federal, state, local and foreign taxes	68,325	77,189
Deferred income on shipments to distributors	(2,456)	(3,570)

Net cash provided by operating activities	171,859	165,094

Cash from investing activities
Acquisition of fixed assets	(39,213)	(93,989)
Sales of fixed assets	3,491	15,538
Purchase of investments	(49,858)	(43,760)
Sale or maturity of investments	93,243	189,914

Net cash provided by investing activities	7,663	67,703

Cash from financing activities
Proceeds from line of credit and capital leases	16,949	5,702
Principal payments on debt and capital leases	(116,475)	(208,876)
Repurchase of convertible notes	(134,640)	—
Repurchase of Common Stock	—	(7,479)
Issuance of common stock	8,130	10,892

Net cash used in financing activities	(226,036)	(199,761)

Effect of foreign currency translation adjustment	26,570	22,493

Net increase (decrease) in cash	(19,944)	55,529
Cash and cash equivalents at beginning of period	346,371	333,131

Cash and cash equivalents at end of period	$326,427	$388,660

Supplemental cash flow disclosures
Interest paid	$19,446	$22,309
Income taxes paid (refunded)	$(57,462)	$(82,299)
Fixed asset purchases in accounts payable	$—	$14,458
Intangible asset acquisition in accrued and other long term liabilites	$15,636	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net loss	$(31,791)	$(102,325)	$(128,988)	$(625,589)
Other comprehensive income:
Foreign currency translation adjustments	11,259	891	79,660	77,311
Unrealized loss on securities	(115)	(558)	(655)	(3,134)

Other comprehensive income	11,144	333	79,005	74,177

Comprehensive loss	$(20,647)	$(101,992)	$(49,983)	$(551,412)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

1. Basis of Presentation and Accounting Policies

     These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (Company or Atmel) and its subsidiaries as of September 30, 2003, the results of operations and comprehensive loss for the three and nine month periods ended September 30, 2003 and 2002 and the cash flows for the nine month period ended September 30, 2003 and 2002. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2002. The December 31, 2002 year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Certain prior year and period amounts have been reclassified to conform to current presentations.

2. Stock Based Compensation

     Atmel has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation. Accordingly, no compensation cost has been recognized for the 1986 Incentive Stock Option Plan or 1996 Stock Plan or for grants made under the 1991 Employee Stock Purchase Plan. If the compensation cost for the 1986 Plan, the 1996 Plan and the ESPP had been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, Atmel’s net loss and net loss per share for the three and nine months ended September 30, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss – as reported	$(31,791)	$(102,325)	$(128,988)	$(625,589)
Add: compensation expense for ESPP included in net loss reported	1,734		$3,033
Deduct: compensation expense based on fair value	(5,598)	(4,218)	(14,395)	(16,422)

Net loss – pro forma	$(35,655)	$(106,543)	$(140,350)	$(642,011)
Basic net loss per share– as reported	$(0.07)	$(0.22)	$(0.28)	$(1.34)
Basic net loss per share – pro forma	$(0.08)	$(0.23)	$(0.30)	$(1.37)
Diluted net loss per share – as reported	$(0.07)	$(0.22)	$(0.28)	$(1.34)
Diluted net loss per share – pro forma	$(0.08)	$(0.23)	$(0.30)	$(1.37)

     The fair value of each option grant for both the 1986 Plan and the 1996 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Risk-free interest	0.93%	1.60%	1.05%	1.60%
Expected life after vesting (years)	1.47 – 6.23	0.97 – 1.34	1.47 – 6.23	0.97 – 1.34
Expected volatility	111%	116%	123%	116%
Expected dividend	$0	$0	$0	$0

     The effects of applying SFAS 123 on the pro forma disclosures for the three and nine months ended September 30, 2003 and 2002 are not likely to be representative of the effects on pro forma disclosures in future periods.

     At the annual stockholders meeting on May 7, 2003, the stockholders approved an increase in the authorized shares available under the ESPP by an additional 20 million shares. The Company began an ESPP offering on February 14, 2003, intending to offer a discount to employees of 15% for funds contributed for the 6 month offering period of February through August 2003. However, since there were insufficient authorized shares to fund the entire offering, a portion of the award (representing shares issuable on August 14, 2003 but authorized by shareholders on May 7, 2003) is deemed to be measured as of May 7, the date the additional shares were approved, instead of February 14. As the discount under the ESPP is greater than 15% at the shareholders’ approval date, the offering under the plan is a compensatory offering and the Company is accounting for a portion of the award (representing shares issuable on August 14, 2003 but authorized by shareholders on May 7, 2003) relating to the offering period ended August 14, 2003 as a variable award. As a variable award, the Company is required to recognize compensation expense equal to the difference between the fair value of stock and the purchase price of the stock. Based on such calculation, the Company has recorded compensation expense totaling $1.3 million in the quarter ended June 30, 2003 ($1 million of which was recorded in cost of revenues) and $1.7 million in the quarter ended September 30, 2003 ($1.3 million of which was recorded in cost of revenues).

3. Inventories

     Inventories are stated at the lower of cost (first-in, first-out for raw materials and purchased parts; and average cost for work in progress) or market, and comprise the following:

	September 30, 2003	December 31, 2002

Raw materials and purchased parts	$8,294	$13,557
Work in progress	185,325	193,540
Finished goods	69,265	68,972

Inventory (net of reserves)	$262,884	$276,069

     Inventory reserves at September 30, 2003 and December 31, 2002 were $95,690 and $89,800, respectively.

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

4. Short Term Investments

     Short term investments at September 30, 2003 and December 31, 2002 are primarily comprised of US government and municipal agency debt securities, US and foreign corporate debt securities, commercial paper, and guaranteed variable annuities.

     All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders’ equity.

5. Income Taxes

     For the nine months ended September 30, 2003, the Company recorded an estimated income tax expense of $9,000 primarily related to income from its foreign subsidiaries. The Company has provided a full valuation allowance against the deferred tax benefit of its net operating losses.

     For the nine months ended September 30, 2002, the Company recorded income tax expense of $93,857. The income tax expense is primarily attributed to the valuation allowance recorded against the Company’s net deferred tax assets during the period. In view of the cumulative losses and based on the Company’s projections for future periods, management concluded, based on available objective evidence that it was more likely than not that these net deferred tax assets would not be realized. Additionally, the income tax expense included estimated foreign taxes on profits in certain of the Company’s foreign subsidiaries.

6. Net Loss Per Share

     Basic net loss per share is computed by dividing net loss by the average number of vested, unrestricted common shares outstanding during the period. Due to net losses incurred for the periods presented, weighted average basic and diluted shares outstanding for the respective periods are the same.

     Options to purchase approximately 26,347 and 21,479 shares were outstanding as of September 30, 2003 and 2002, respectively, and were excluded from the computation of dilutive shares because of their antidilutive effect on net loss per share as the Company incurred a net loss for these periods.

     For the three months ended September 30, 2003 and September 30, 2002, 55,289 and 120,105 shares, respectively, of common stock equivalent shares associated with the convertible notes were excluded from the computation of dilutive net loss per share because they were antidilutive. For the nine months ended September 30, 2003 and September 30, 2002, 75,584 and 55,504 shares, respectively, of common stock equivalent shares associated with the convertible notes were excluded from the computation of diluted net loss per share because they were antidilutive. (See Note 8 regarding reduction of convertible notes during 2003). The number of common stock equivalent shares is computed by dividing the total outstanding balance (principal plus interest) of the convertible notes by the average closing sales price of the Company’s common stock for the applicable period. The average closing stock price was $3.64 and $2.99 for the three months ended September 30, 2003 and 2002, respectively. The average closing stock price was $2.67 and $6.47 for the nine months ended September 30, 2003 and 2002, respectively. This calculation assumes the Company would repurchase the convertible notes using only common stock at the average stock price for the related period and no cash. In the event of redemption of the convertible notes, the actual conversion price will depend on future market conditions.

7. Segment Reporting

     The Company has four reportable segments: Application Specific Integrated Circuits (ASIC), Microcontrollers, Nonvolatile Memories (NVM) and RF and Automotive. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits.

     Information about segments:

		Micro-		RF and
	ASIC	controller	NVM	Automotive	Total

Three Months ended September 30, 2003
Net revenues	$125,003	$68,380	$86,552	$55,252	$335,187
Segment operating income (loss)	(16,609)	11,724	(26,463)	8,884	(22,464)
Three Months ended September 30, 2002
Net revenues	$97,708	$52,758	$92,866	$55,325	$298,657
Segment operating income (loss)	(2,126)	1,697	(34,911)	280	(35,060)

		Micro-		RF and
	ASIC	controller	NVM	Automotive	Total

Nine Months ended September 30, 2003
Net revenues	$338,508	$193,734	$254,503	$163,392	$950,137
Segment operating income (loss)	(50,439)	22,918	(88,725)	19,107	(97,139)
Nine Months ended September 30, 2002
Net revenues	$278,222	$171,587	$273,449	$165,925	$889,183
Segment operating income (loss)	(11,533)	17,263	(80,212)	5,694	(68,788)

     Reconciliation of segment information to financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Total loss for reportable segments	$(22,464)	$(35,060)	$(97,139)	$(68,788)
Unallocated amounts:
Start up expenses	—	(21,436)	—	(56,400)
Restructuring and asset impairment charge	—	(39,630)	360	(381,013)

Consolidated operating loss before interest and taxes	$(22,464)	$(96,126)	$(96,779)	$(506,201)

     Certain costs that are not specifically identifiable to segments, such as start up production costs associated with new wafer manufacturing facilities, are reported as unallocated amounts. However, all segments benefit from these corporate activities, and if allocation of these costs were feasible, segment results would be correspondingly reduced.

Geographic locations of fixed assets (excluding fixed assets held for sale):

	September 30, 2003	December 31, 2002

United States	$296,067	$350,709
Germany	22,420	24,883
France	418,481	447,590
UK	226,976	214,835
China	398	397
Rest of Asia-Pacific	1,738	1,630
Rest of Europe	11,453	8,987

Total	$977,533	$1,049,031

8. Borrowing Arrangements

     Information with respect to Atmel’s debt obligations is shown in the following table:

	September 30, 2003	December 31, 2002

Various non-interest bearing notes	$344	$1,514
Various interest-bearing notes	26,033	35,804
Line of credit	15,000	—
Convertible notes	201,474	326,733
Capital lease obligations	298,835	385,387

	541,686	749,438
Less amount due within one year	(167,605)	(295,929)

Long-term debt due after one year	$374,081	$453,509

Maturities of the debt obligations are as follows:

	Convertible	Long Term Debt
	Notes	& Capital Leases	Total

Q4 2003	$—	$69,666	$69,666
2004	—	150,886	150,886
2005	—	97,375	97,375
2006	228,033	33,870	261,903
2007	—	5,446	5,446
Thereafter	335	17,286	17,621

	228,368	374,529	602,897
Less amount representing interest	(26,894)	(34,317)	(61,211)

Total	$201,474	$340,212	$541,686

          The non-interest-bearing notes are due in varying amounts through the year 2003 and have been discounted between 7% and 9%. Interest rates on interest bearing notes and capital lease obligations are based on either the London Interbank Offered Rate (LIBOR) plus a spread ranging from 1.75% to 2%, the short-term Euro Interbank Offered Rate (EURIBOR) plus a spread ranging from 0.8% to 1.23%, or fixed rates ranging from 6.43% to 6.55%. The six-month LIBOR and EURIBOR rates were approximately 1.2% and 2.11%, respectively, at September 30, 2003.

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

          In July 2003 the Company entered into a $25,000 revolving line of credit with a domestic bank. The maturity date is July 1, 2005. The interest rate is based on the LIBOR plus 2.5%. At September 30, 2003 no amount is outstanding under this line of credit.

          Approximately $35,511 of the debt included in the capital lease obligations requires Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis, and approximately $30,189 of the debt obligations have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. The Company was in compliance with the covenants as of September 30, 2003. One of the Company’s lenders requires the Company to maintain restricted cash of approximately  €21,000 ($25,120) as of September 30, 2003.

          In April 1998, Atmel completed a sale of zero coupon subordinated convertible notes, due 2018, which raised $115,004. On April 21, 2003 the Company paid $134,640 in cash to those note-holders of the 2018 convertible notes that submitted these notes for redemption. The 2018 convertible notes with an accreted value of $261 as of September 30, 2003 were not submitted for redemption and remain outstanding. The 2018 convertible notes are convertible, at the option of the holder, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount at maturity of the debt. The effective interest rate of the notes is 5.5% per annum. At any time the Company has the option to redeem these notes for cash, in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. In addition, the Company may be required to repurchase these notes at the option of the holder as of April 21, 2008 and 2013, at prices equal to the issue price plus accrued interest.

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

     On February 19, 2003, a derivative class action entitled Cappano v. Perlegos, et al., was filed in the Superior Court for the State of California for the County of Santa Clara against certain directors, officers and a former officer of Atmel, and Atmel is also named as a nominal defendant. The Complaint alleges that between January 2000 and July 31, 2002, defendants breached their fiduciary duties to Atmel by permitting it to sell defective products to customers. The Complaint alleges claims for breach of fiduciary duty, mismanagement, abuse of control, waste, and unjust enrichment. The Complaint seeks unspecified damages and equitable relief as against the individual defendants. The Company demurred to the Consolidated Shareholder Derivative Complaint and, on September 30, 2003, the Court sustained the demurrer with leave to amend. Plaintiffs have until December 29, 2003 to file a next amended complaint. Atmel disputes the claims and is vigorously defending this action.

     From time to time, the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.

     The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The majority of products are generally covered by a warranty typically ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability for the nine months ended September 30, 2003:

Liability
Debit/(Credit)

Balance at January 1, 2003	$(10,250)
Accrual for warranties during the period	(8,344)
Accrual relating to preexisting warranties (including change in estimate)	(572)
Expenditures made (in cash or in kind) during the period	8,497

Balance at September 30, 2003	$(10,669)

     As is customary in the Company’s industry, as provided for in local law in the United States and other jurisdictions, the Company’s standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company will indemnify customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of the Company’s products and services, usually up to a specified maximum amount. In the Company’s experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

10. Restructuring and Asset Impairment Charges

     The Company recorded restructuring charges of $18,528 and $20,661 during 2001 and 2002 respectively (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a complete discussion). The restructuring reserve liability balance was $12,059 and $16,500 at September 30, 2003 and December 31, 2002 respectively. The following table summarizes the activity related to the restructuring reserve liability during the nine months ended September 30, 2003:

	December 31,			September 30,
	2002 reserves	Reversals	Payments	2003 reserves

Third quarter of 2001
Reduction of force in Europe	$835	$(360)	$(475)	$—
Third quarter of 2002
Termination of contract with supplier	13,424	—	(1,365)	12,059
Reduction of force	111		(111)	—
Repayment of property tax abatement	512	—	(512)	—
Fourth quarter of 2002
Reduction of force	1,618		(1,618)	—

Total	$16,500	$(360)	$(4,081)	$12,059

     Total European reduction in force was initially planned to be 429 headcount during 2001 and 2002. At December 31, 2002, 403 employees had been terminated. During the nine months ended September 30, 2003 an additional 39 employees were terminated, bringing the total reductions in headcount under this restructuring plan to 442. Reductions in headcount for these restructuring plans are considered to be complete as of September 30, 2003.

     The restructuring reserve balance of $12,059 at September 30, 2003 is for the termination of a contract with a supplier and will be paid out over the next 10 years.

     To date the Company has sold equipment with a net book value of approximately $2,551. This equipment was classified as fixed assets held for sale at December 31, 2002. The proceeds from the sales approximated the carrying values.

     To date, the Company has written-off equipment with a net book value of approximately $2,491. This equipment was classified as fixed assets held for sale at December 31, 2002.

     To date, the Company has put back in service equipment with a net book value of $12,451. This equipment was classified as fixed assets held for sale at December 31, 2002.

11. Interest and Other Expenses, Net

     Interest and other expenses, net, is summarized in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest and other income	$2,313	$2,766	$8,498	$10,935
Interest expense	(8,100)	(10,178)	(28,341)	(33,986)
Foreign exchange gain/(loss)	(540)	1,213	(3,366)	(2,480)

Total	$(6,327)	$(6,199)	$(23,209)	$(25,531)

12. Recent Pronouncements

          In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity, if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not believe the effect of the adoption of FIN 46 will be material on its results of operations or financial condition.

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

Forward Looking Statements

     Investors are cautioned that certain statements in this Form 10-Q are forward looking statements that involve risks and uncertainties. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “views,” and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are based on current expectations and projections about our business and the semiconductor industry and assumptions made by the management and are not guarantees of future performance. Therefore, actual events and results may differ materially from those expressed or forecasted in the forward looking statements due to risk factors identified in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section entitled “Trends, Uncertainties and Risks” beginning on page 28, and similar discussions in our other filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K. The Company undertakes no obligation to update any forward looking statements in this Form 10-Q.

OVERVIEW

     Revenues in the first nine months of 2003 increased $61 million or 7% from the same period in 2002 primarily due to higher unit shipments and the favorable effect of the stronger euro when euro denominated sales are converted to US dollars. However, the stronger euro had a negative effect on our costs and expenses when expenses denominated in euro are converted to US dollars. As a greater proportion of our costs and expenses are denominated in euro than are revenues, the net impact of foreign currency exchange rate fluctuations was $48 million in additional loss, calculated by comparing average euro exchange rates for the first nine months of 2003 to the same period in 2002. The euro rates used for this comparison were 1.09 and 0.92 (USD to euro) for the first nine months of 2003 and 2002, respectively.

     Revenues in the third quarter 2003 increased $37 million or 12% from the same period in 2002 primarily due to higher unit shipments and the favorable effect of the stronger euro when euro denominated sales are converted to US dollars. However, the stronger euro had a negative effect on our costs and expenses when expenses denominated in euro are converted to US dollars. The net impact of foreign currency exchange rate fluctuations was $6 million in additional loss, calculated by comparing average euro exchange rates for the third quarter 2003 to the same period in 2002. The euro rates used for this comparison were 1.07 and 0.98 (USD to euro) for the third quarter 2003 and 2002, respectively.

CRITICAL ACCOUNTING POLICIES

     The Company’s critical accounting policies have not changed from those disclosed in Note 1 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net revenues	100%	100%	100%	100%
Expenses
Cost of revenues	78	86	79	82
Research and development	19	22	20	21
Selling, general and administrative	10	11	11	11
Restructuring and asset impairment charge	—	13	—	43

Total operating expenses	107	132	110	157

Operating loss	(7)	(32)	(10)	(57)
Interest and other expenses, net	(2)	(2)	(3)	(3)

Loss before taxes	(9)	(34)	(13)	(60)
Provision for income tax	(1)	—	(1)	(10)

Net loss	(10)%	(34)%	(14)%	(70)%

Net Revenues - By Segment

     Atmel’s operating segments consist of: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) commodity oriented nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive).

     Our net revenues by segment compared to prior periods are summarized as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Increase			Increase
Segment	2003	2002	(Decrease)	2003	2002	(Decrease)

ASIC	$125,003	$97,708	$27,295	$338,508	$278,222	$60,286
Microcontrollers	68,380	52,758	15,622	193,734	171,587	22,147
Nonvolatile Memory	86,552	92,866	(6,314)	254,503	273,449	(18,946)
RF and Automotive	55,252	55,325	(73)	163,392	165,925	(2,533)

Total	$335,187	$298,657	$36,530	$950,137	$889,183	$60,954

ASIC

     ASIC revenues increased by $60 million in the first nine months of 2003 compared to the same period in 2002. The increase resulted from a 94% increase in unit shipments partially offset by a 38% decline in average selling prices.

     Revenues increased by $27 million in the third quarter 2003 compared to the same period in 2002. The increase resulted from a 100% increase in unit shipments partially offset by a 38% decline in average selling prices.

     The increase in revenue in 2003 was predominately driven by increased demand for SmartCard products, as the Company has introduced new products and achieved market share gains in this growing market.

Microcontroller

     Microcontroller revenues increased by $22 million in the first nine months of 2003 compared to the same period in 2002. The increase resulted from a 10% increase in average selling prices and a 3% increase in unit shipments.

     Revenues increased by $16 million in the third quarter 2003 compared to the same period in 2002. The increase resulted from an 11% increase in average selling prices and a 12% increase in unit shipments.

     The increase in average selling prices in 2003 compared to the same periods in 2002 is primarily a result of a temporary pricing decline in 2002 due to over-supply of 8051 micro-

controllers. Pricing has remained stable from the fourth quarter 2002 through the first nine months of 2003.

Nonvolatile Memory

     Nonvolatile Memory revenues decreased by $19 million in the first nine months of 2003 compared to the same period in 2002. The decrease resulted from a 16% decrease in average selling prices partially offset by a 10% increase in unit shipments.

     Revenues decreased by $6 million in the third quarter 2003 compared to the same period in 2002. The decrease resulted from a 28% decrease in average selling prices partially offset by a 30% increase in unit shipments.

     The nonvolatile memory segment continues to be unprofitable for the Company. Competitive pressure and the need to continually migrate to new technology are among several factors causing continued pricing declines. Conditions are expected to remain challenging for the foreseeable future.

RF and Automotive

     RF and Automotive revenues decreased by $3 million in the first nine months of 2003 compared to the same period in 2002. The decrease resulted from 11% decrease in average selling prices partially offset by an 11% increase in unit shipments.

     Revenues were flat in the third quarter 2003 compared to the same period in 2002. Average selling prices decreased 8% and was offset by a 9% increase in unit shipments.

     While demand for RF and Automotive products has remained strong, competitive pricing pressures have also been significant for this segment during 2003, and are expected to continue for the foreseeable future.

Net Revenues - By Geographic Area

The Company’s net revenues by geographic areas are summarized as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Increase			(Decrease)
Region	2003	2002	(Decrease)	2003	2002	Increase

North America	$57,153	$65,173	$(8,020)	$176,834	$189,889	$(13,055)
Europe	98,910	92,276	6,634	288,675	295,207	(6,532)
Asia	170,678	135,363	35,315	458,869	383,815	75,054
Other *	8,446	5,845	2,601	25,759	20,272	5,487

Total	$335,187	$298,657	$36,530	$950,137	$889,183	$60,954

*     Includes Philippines, South Africa, and Central and South America

     Over the last several years, revenue has increased significantly in Asia, while revenues in the United States and Europe have declined. The Company believes that part of this shift reflects changes in customer manufacturing trends, with many customers increasing production in Asia.

     Revenues from North America in the first nine months of 2003 decreased by $13 million compared to the same period in 2002 because of a 16% decrease in average selling prices partially offset by a 11% increase in unit shipments. Revenues for the third quarter 2003 decreased $8 million compared to the same period in 2002 because of an 11% decrease in average selling prices and a 2% decrease in unit shipments.

     Revenues from Europe in the first nine months of 2003 decreased by $7 million compared to the same period in 2002 because of a 1% decrease in average selling prices and a 1% decrease in unit shipments. Revenues for the third quarter 2003 increased $7 million compared to the same period in 2002 because of a 6% increase in average selling prices and a 1% increase in unit shipments.

     Revenues from Asia in the first nine months of 2003 increased by $75 million compared to the same period in 2002 because of a 24% increase in unit shipments partially offset by a 4% decrease in average selling prices. Revenues for the third quarter 2003 increased by $35 million compared to the same period in 2002 because of a 42% increase in unit shipments partially offset by a 14% decrease in average selling prices.

Revenues and Costs – Impact from Changes to Currency Rates

     In the third quarter 2003 approximately 27% of sales were denominated in foreign currencies, primarily the euro. Had exchange rates in the third quarter 2003 remained the same as the average exchange rates in the same period in 2002 our reported revenues in the third quarter 2003 would have been approximately $9 million lower. In the third quarter 2003 approximately 51% of costs were denominated in foreign currencies, primarily the euro. Had exchange rates in the third quarter 2003 remained the same as the average exchange rates in the same period in 2002 our reported costs would have been approximately $15 million lower for the third quarter 2003 (cost of revenues $13 million, research and development $1 million, sales, general and administrative $1 million).

     In the first nine months of 2003 approximately 27% of sales were denominated in foreign currencies, primarily the euro. Had exchange rates in the first nine months of 2003 remained the same as the average exchange rates in the same period in 2002 our reported revenues in the first nine months of 2003 would have been approximately $40 million lower. In the first nine months of 2003 approximately 53% of costs were denominated in foreign currencies, primarily the euro. Had exchange rates in the first nine months of 2003 remained the same as the average exchange rates in the same period in 2002 our reported costs would have been approximately $88 million lower for the first nine months of 2003 (cost of revenues $66 million, research and development $16 million, selling, general and administrative $5 million, net interest and other expenses $1 million).

Cost of Revenues and Gross Margin

     Our cost of revenues represents the costs of our wafer fabrication, assembly and test operations and freight costs, including the cost of shipping our products to subcontractors. Our cost of revenues as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, the level of utilization of manufacturing capacity, foreign exchange rate fluctuations, and average selling prices, among other factors. Cost of revenues as a percentage of net revenues decreased to 79% in the first nine months of 2003 from 82% in the same period in 2002. Cost of revenues decreased to 78% in the third quarter 2003 compared to 86% in the same period in 2002.

     Gross margin was 21% for the first nine months of 2003 compared to 18% for the same period in 2002. The gross margin percentage improvement is a result of our cost containment programs and the sale of inventory previously reserved partially offset by lower average selling prices, the negative effect of foreign exchange rate fluctuations, and the inclusion of a $10 million patent license charge recorded in March of 2003. Had exchange rates in the first nine months of 2003 remained the same as the average exchange rates in the same period in 2002 our reported gross margin would have been 25%.

     On March 31, 2003 the Company entered into a patent license agreement. In conjunction with this agreement the Company recorded a charge of $10 million that is now included in cost of revenues for the nine months ended September 30, 2003, but was previously recorded in interest and other, net, in Form 10-Q for the quarter ended March 31, 2003. Payment was made in the quarter ended June 30, 2003.

     Gross margin improved to 22% for the third quarter 2003 compared to 14% for the same period in 2002. The gross margin percentage improvement is a result of significantly improved factory utilization partially offset by lower average selling prices and the negative effect of foreign exchange rate fluctuations. During the third quarter of 2002, production levels were reduced, causing significant under-utilization of factory resources, and resulting in increased cost of sales. During 2003, production levels have more closely matched demand levels, and gross margin percentages have remained constant. Had exchange rates in the third quarter of 2003 remained the same as the average exchange rates in the same period in 2002 our reported gross margin would have been 25%.

     The table below sets forth the gross margin before and after the net impact of inventory write downs and the subsequent impact to gross margins. The Company’s gross margin has been significantly affected by the timing of inventory write-downs. In recent periods, average selling prices for some of the Company’s semiconductor products have been below manufacturing costs, and accordingly the Company’s results of operations, cash flows and financial condition have been adversely affected. As these charges are recorded in advance of when written-down inventory is sold, subsequent gross margins in the period of sale may be higher than they would be absent the effect of the previous write-downs. The excess and obsolete inventory write-offs taken by the Company in prior years relate to all of its product categories, while lower-of-cost or market reserves relate primarily to its memory products.

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Gross margins as reported	22%	14%	21%	18%
Impact of inventory adjustments	1%	-1%	1%	-1%
Gross margin before impact of inventory adjustments	23%	13%	22%	17%

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

     The Company receives economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. The Company recognized $1.6 million in the third quarter of 2003 compared to $1.3 million in the third quarter of 2002. The Company recognized $5.8 million in the first nine months of 2003 compared to $4.0 million in the first nine months of 2002.

Research and Development (R&D)

     We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve and we are committed to appropriate levels of expenditures for research and development.

     Research and development (R&D) expenses was $192 million in the first nine months of 2003 and 2002. R&D expenses were 20% of net revenues for the first nine months of 2003 compared to 21% for the same period in 2002. R&D expenditures remained even with the prior year primarily as a result of lower process development costs offset by the negative effect of foreign exchange rate fluctuations. Process development costs at our North Tyneside, UK wafer fabrication site declined during the third quarter of 2003, as this facility transitioned to partial production volume levels. Had exchange rates in the first nine months of 2003 remained the same as the average exchange rates in the same period in 2002 R&D expenditures would have been $16 million lower for the nine months ended September 30, 2003.

     R&D expenses decreased to $62 million in the third quarter 2003 compared to $66 million for the same period in 2002. As a percentage of net revenues R&D expenses decreased to 19% in the third quarter 2003 compared to 22% for the same period in 2002. The decrease in R&D expenditures is primarily the result of lower process development costs partially offset by the negative effect of foreign exchange rate fluctuations. Had exchange rates in the in the third quarter 2003 remained the same as the average exchange rates in the same period in 2002 R&D expenditures would have been $1 million lower for the quarter ended September 30, 2003.

     The Company receives R&D grants from various European research organizations. The benefit for which is recognized as an offset to related costs. For the third quarter 2003 the Company recognized $1.8 million in research grant benefits, compared to $3.3 million in the third quarter 2002. The Company recognized $5.8 million in research grant benefits in the first nine months of 2003 compared to $9.4 million in the first nine months of 2002.

Selling, General and Administrative (SG&A)

     Selling, general and administrative (SG&A) expenses increased to $103 million for the first nine months of 2003 compared to $97 million in the first nine months of 2002. As a percentage of net revenues, SG&A expenses were 11% in the first nine months of both 2003 and 2002. The increase in SG&A expenses was primarily due to increased legal expenses, expenses related to the implementation of enhancements to the Company’s integrated financial and supply chain management system, and the negative effect of foreign exchange rate fluctuations, partially offset by decreased bad debt expense due to the collection of previously reserved receivables. Had exchange rates in the first nine months of 2003 remained the same as the average exchange rates in the same period in 2002 SG&A expenditures would have been $5 million lower.

     SG&A expenses increased to $34 million in the third quarter 2003 compared to $32 million in the third quarter 2002. SG&A expenses were 10% of net revenues for the third quarter 2003 compared to 11% for the same period in 2002. The increase in expenditures is primarily due to increased legal expense and the negative effect of foreign exchange rate fluctuations. Had exchange rates in the third quarter 2003 remained the same as the average exchange rates in the same period in 2002 SG&A expenditures would have been $1 million lower.

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

     In the third quarter of 2001, as part of a restructuring plan that included a workforce reduction and the consolidation of manufacturing operations in both the United States and Europe the Company recorded:

-	a $2.8 million charge related to a headcount reduction in the United States. The US reduction in force of approximately 400 employees, mainly in the production group, was expensed as cost of sales upon finalization of detailed plans and communications to employees, which were generally in the periods in which the employees were terminated. All employees were terminated by December 31, 2001.

-	an $18.5 million charge related to a headcount reduction in Europe. The European reduction in force charges of approximately 397 employees, mainly in the production group, were based on minimum legal requirements. At June 30, 2003, the plan was completed and 411 employees have been terminated. From the original total restructuring reserve of $18.5 million, the Company paid $15.9 million to the terminated employees. The Company reversed $2.6 million in the third quarter of 2002 as some terminated

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

     In the third quarter of 2002, as a result of the decision to close the Irving facility and make it available for sale, the Company recorded a restructuring charge of:

-	$23.5 million for write down of assets held for sale to their estimated net realizable value of $174.4 million.

-	$13.9 million for terminating contracts with suppliers. A $12.4 million charge, for one supplier, was estimated using the present value of the future payments which totaled $19.7 million at the time. The restructuring reserve will be reduced accordingly by each monthly payment until complete payment of the obligation in December 2013. An additional $1.5 million charge, for another supplier, was recorded and fully paid. The Company does not expect any savings from these restructuring activities. At September 30, 2003, the remaining restructuring reserve was $12.1 million.

-	$3.7 million related to a headcount reduction. The reduction in force of approximately 272 employees, mainly in fab operations, were expensed upon finalization of detailed plans and communications to employees. The expected impact of the restructuring was to save $16 million of employee related expenses per year. At March 31, 2003, the Company had completed the plan, and fully used the reserve.

-	A $1.1 million charge related to the repayment of a property tax abatement. The Company does not expect any savings from this restructuring activity. At March 31, 2003, the Company had fully repaid that amount.

     In the fourth quarter of 2002, the Company recorded a $1.9 million charge related to a headcount reduction in Europe. The charges were part of a restructuring plan that included a workforce reduction and the consolidation of manufacturing operations in Europe. The European reduction in force charges for approximately 32 employees, mainly in the production group, were based on minimum legal requirements. The expected impact of the restructuring was to save $2 million of employee related expenses per year. Atmel recorded an asset impairment charge of $0.9 million in the fourth quarter 2002 to write down the carrying value of certain assets held for sale in Europe to their estimated realizable value. At September 30, 2003, the Company had terminated the 32 employees.

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

Interest and Other Expenses

     Net interest and other expenses decreased to $23 million in the first nine months of 2003 compared to $26 million for the same period in 2002. As a percentage of net revenues, net interest and other expenses was 3% in the first nine months of 2003 and 2002. The decrease in net interest and other expenses consists of a $2 million decrease in interest and other income primarily due to lower cash and short term investments balances and lower average interest rates, a $6 million decrease in interest expense primarily due to repayment of long term debt and convertible notes, and an increase of $1 million in foreign exchange losses.

     Net interest and other expenses was $6 million in the third quarter 2003 and 2002. As a percentage of net revenues, net interest and other expenses was 2% in the third quarter of 2003 and 2002. Included in net interest and other expenses was a $2 million decrease in interest expense primarily due to decreased long term debt and convertible notes, offset by a $2 million increase in foreign exchange losses.

Taxes on Income

     For the first nine months of 2003, we recorded an income tax expense of $9 million. The income tax expense relates to the operations of our foreign subsidiaries. The future tax benefit of net operating losses is not currently being provided as realization of the related benefit is not assured.

     For the first nine months of 2002, we recorded an income tax expense of $94 million. We determined that the benefit of previously recorded deferred tax assets could no longer be assured and accordingly, we recorded a valuation allowance against the net deferred tax assets.

Net Loss

     We reported a net loss of $129 million for the first nine months of 2003 compared to a net loss of $626 million in the same period in 2002. The decrease in net loss is primarily due to a $381 million asset impairment charge in the first nine months of 2002 while there was no such charge in the first nine months of 2003. Additionally, tax expense was $9 million in the first nine months of 2003 compared to $94 million in the same period in 2002 when we had fully reserved our deferred tax assets and gross margin percentage improved to 21% in the first nine months of 2003 compared to 18% for the same period in 2002. In addition, the fluctuation in foreign exchange rates negatively impacted our results. Had exchange rates in the first nine months of 2003 remained the same as the average exchange rates in the same period 2002 our reported net loss would have been lower by $48 million.

     We reported a net loss of $32 million for the third quarter 2003 compared to a net loss of $102 million in the same period in 2002. The decrease in net loss is primarily due to a $40 million restructuring and asset impairment charge in the third quarter 2002 while there was no such charge in the third quarter 2003, gross margin percentage improved to 22% in the third quarter 2003 compared to 14% for the same period in 2002, R&D as a percentage of revenue decreased to 19% in the third quarter 2003 compared to 22% for the same period in 2002, partially offset by tax expense of $3 million in the third quarter 2003 while there was no tax expense recorded for the same period in 2002. In addition, the fluctuation in foreign exchange rates negatively impacted our results. Had exchange rates in the third quarter 2003 remained the same as the average exchange rates in the same period 2002 our reported net loss would have been lower by $6 million.

Liquidity and Capital Resources

     At September 30, 2003 we had $408 million of combined cash and investment balances including restricted cash balances of $25 million, compared to $468 million at December 31, 2002. Total current assets exceeded total current liabilities by 1.5 times at September 30, 2003 compared to 1.4 times at December 31, 2002. Our working capital decreased by $20 million during the first nine months of 2003. Cash and equivalents and short term investments decreased by $63 million compared to December 31, 2002. The decrease in cash was caused primarily by the $135 million paid to the note-holders of the 2018 convertible notes that submitted these notes for redemption on April 21, 2003, partially offset by the collection of a $68 million income tax receivable.

     The Company’s accounts receivable was $195 million at September 30, 2003 and December 31, 2002. The average days of accounts receivable outstanding improved to 53 days at September 30, 2003 compared to 58 days at December 31, 2002. The accounts receivable balance remained flat although revenue increased 10% in the third quarter 2003 compared to the fourth quarter 2002. The improvement to DSO resulted primarily from the Company’s continuing efforts to improve collection performance. We monitor collection risks and provide an adequate allowance for doubtful accounts related to these risks. While there can be no guarantee of collecting these receivables, we believe that substantially all net receivables will be collected given customers’ current credit ratings.

     Inventories declined to $263 million at September 30, 2003 from $276 million at December 31, 2002. Days sales in inventory were 91 days at September 30, 2003 compared to 106 days at

December 31, 2002. The decrease in inventory and days sales in inventory is primarily due to increased manufacturing efficiency, which resulted in higher unit volume sales while wafer production costs remained relatively constant. We are continuing to take measures to better align manufacturing costs and production levels with demand, but the fixed nature of many manufacturing costs limits our ability to respond as quickly as demand for our products change.

     Approximately $36 million of debt included in the capital lease obligations require Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis and approximately $30 million of debt obligations have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. The Company was in compliance with the covenants as of September 30, 2003. One of the Company’s lenders requires the Company to maintain restricted cash of €21 million ($25 million) as of September 30, 2003.

     Restricted cash balances are held in euro bank accounts. The balance will therefore fluctuate with future changes in exchange rates.

     Other future obligations of $120 million consist primarily of future repayments of advances from customers and other contractual commitments, of which $11 million has been classified as current liabilities.

Cash Flow

     From Operating Activities: During the first nine months of 2003, net cash provided by operating activities was $172 million, compared to $165 million in the same period in 2002. The increase in cash provided by operating activities is primarily due to improved operating results related to the increase in net revenues in 2003 compared to 2002. For the first nine months of 2003, revenues increased $61 million over the first nine months of 2002.

     Federal, state, local, and foreign taxes were a significant source of cash from operating activities in both 2003 and 2002. U.S. Federal income tax refunds received as a result of taxable losses applied to income taxes paid in prior years were the primary source of these refunds.

     During 2002, reversal of deferred income taxes and restructuring charges resulted in non-cash charges that were added back to Net Loss (see Note 15 to the Company’s Form 10K dated December 31, 2002 for more detail on how these amounts were calculated).

     From Investing Activities: Net cash provided by investing activities was $8 million during the first nine months of 2003 compared to $68 million in the same period of 2002. The decrease in cash provided by investing activities was primarily due to the Company liquidating less of its investments compared to 2002 and partially offset by a reduction in fixed asset purchases primarily due to the Company’s continuing efforts to minimize capital spending.

     From Financing Activities: Net cash used in financing activities increased to $226 million in the first nine months of 2003 compared to $200 million during the same period in 2002. The increase is primarily due to the Company’s payment on April 21, 2003 of $135 million in cash to those note-holders of the 2018 convertible notes that submitted these notes for repurchase, partially offset by a decline in principal payment on other debt and capital leases.

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

     Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:

•	the cyclical nature of both the semiconductor industry and the markets addressed by our products

•	ability to meet our debt obligations

•	availability of additional financing

•	the extent of utilization of manufacturing capacity

•	fluctuations in manufacturing yields

•	the highly competitive nature of our markets

•	the pace of technological change

•	natural disasters or terrorist acts

•	political and economic risks

•	fluctuations in currency exchange rates

•	our ability to maintain good relationships with our customers

•	integration of new businesses or products

•	third party intellectual property infringement claims

•	ability of independent assembly contractors to meet our volume, quality, and delivery objectives

•	environmental regulations

•	personnel changes

•	business interruptions, and

•	system integration disruptions.

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

     THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS

          The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The semiconductor industry faced severe business conditions with global semiconductor revenues for the industry declining 32% to approximately $139 billion in 2001 compared to revenues in 2000. Global semiconductor revenues were approximately $141 billion in 2002 which, while representing some level of stabilization, was an indication that demand in our business remained at a low ebb. These downturns have been characterized by diminished product demand, production overcapacity and accelerated decline of average selling prices. The commodity memory portion of the semiconductor industry, from which we derived 27% of our revenues in the first nine months of 2003, compared to 30% of our revenues in 2002, 42% of our revenues in 2001, and 52% of our revenues in 2000, continued to suffer from excess capacity and price reductions in 2002 and the first nine months of 2003. We cannot predict with any degree of certainty when the current downturn will reverse.

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

          As of September 30, 2003, our long term convertible notes and long term debt less current portion was $374 million compared to $454 million at December 31, 2002. Our long-term debt (less current portion) to equity ratio was 0.4 and 0.5 at September 30, 2003 and December 31, 2002, respectively. Our current debt levels as well as any increase in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

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

     WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

          Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures aggregating $1,951 million in 1999, 2000 and 2001, in large part preparing for expected increases in demand. However, in light of falling demand we have recognized asset impairment charges aggregating $828 million in 2001 and 2002. We intend to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. Currently, we expect our 2003 capital expenditures to be approximately $49 million. We may seek additional equity or debt financing to fund further enhancement of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

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

          As the economic recovery within the semiconductor industry continues to unfold we may need to suspend or reduce our manufacturing capacity to a level that meets demand for our products in order to achieve and maintain profitability. Expensive manufacturing machinery may be underutilized or may need to be sold off at significantly discounted prices, although we continue to be liable to make payments on the debt that financed its purchase. At the same time, employee and other manufacturing costs may need to be reduced.

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

          As the rebound in the worldwide semiconductor industry continues to unfold, if we cannot expand our capacity on a timely basis, we could experience significant capacity constraints that would prevent us from meeting increased customer demand, which could also harm our business. Our available cash from operations has not been sufficient to provide significant funding for continued expansion of our facilities or the implementation of new technologies, and may remain insufficient for such purposes if the business conditions do not improve sufficiently. In light of our losses since the middle of 2001, we may not be able to obtain from external sources the additional financing necessary to fund the expansion of our manufacturing facilities or the implementation of new manufacturing technologies.

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

     OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.

          Sales to customers outside North America accounted for approximately 78%, 75% and 64% of net revenues in 2002, 2001 and 2000. In the first nine months of 2003 sales to customers outside North America accounted for 81% of net revenue. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. In recent years we have significantly expanded our international operations, most recently through our acquisitions of a wafer fabrication facility in North Tyneside, U.K. in September 2000, and a subsidiary, Atmel Grenoble in May 2000. International sales and operations are subject to a variety of risks, including:

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

          Approximately 73%, 75%, 79% and 75% of our sales in the first nine months of 2003, and the years ended December 31, 2002, 2001 and 2000 were denominated in U.S. dollars. During these periods our products became less price competitive in countries with currencies declining in value against the dollar. In 1998, business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. Approximately 43%, 38% and 34% of net revenues were generated in Asia in 2002, 2001 and 2000. Approximately 48% of net revenues were generated in Asia in the first nine months of 2003.

     WHEN WE TAKE FOREIGN ORDERS DENOMINATED IN LOCAL CURRENCIES, WE RISK RECEIVING FEWER DOLLARS WHEN THESE CURRENCIES WEAKEN AGAINST THE DOLLAR, AND MAY NOT BE ABLE TO ADEQUATELY HEDGE AGAINST THIS RISK.

          When we take a foreign order denominated in a local currency we will receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenues, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenues can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in European currencies and yen were 25% and 2% of net revenues in the first nine months of 2003. Sales denominated in European currencies and yen were 22% and 3% of our revenues in 2002 compared to 16% and 5% in 2001, and 19% and 6% in 2000, respectively. We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

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

          We have short-term debt, long-term debt, capital leases and convertible notes totaling approximately $542 million at September 30, 2003. Approximately $379 million of these borrowings have fixed interest rates. We have approximately $163 million of floating interest rate debt of which $111 million is euro denominated. We do not hedge against this interest rate risk and could be negatively affected should either of these rates increase significantly. A hypothetical 100 basis point increase in interest rates would have a $1.6 million annualized adverse impact on income before taxes on our Consolidated Statements of Operations for 2003. While there can be no assurance that both of these rates will remain at current levels, we believe that any rate increase will not cause significant negative impact to our operations and to our financial position.

Foreign Currency Risk

     When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. In the first nine months of 2003, the impact of the change in foreign currency represents 37% of net loss (as discussed in the overview section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign denominated transactions that occurred in 2003 were recorded using the average 2002 foreign currency rates. Sales denominated in foreign currencies were 27% and 24% in first nine months of 2003 and 2002 respectively. Sales denominated in euros were 25% and 20% in the first nine months of 2003 and 2002 respectively. Sales denominated in yen were 2% and 4% in the first nine months of 2003 and 2002 respectively. Costs denominated in foreign currencies, primarily the euro, were approximately 53% in the first nine months of both 2003 and 2002.

     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

Approximately, 31% and 29% of our accounts receivable are denominated in foreign currency as of September 30, 2003 and December 31, 2002 respectively.

     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately, 58% and 55% of our accounts payable were denominated in foreign currency as of September 30, 2003 and December 31, 2002, respectively. Approximately, 38% and 21% of our debt obligations were denominated in foreign currency as of September 30, 2003 and December 31, 2002 respectively.

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

     On February 19, 2003, a derivative class action entitled Cappano v. Perlegos, et al., was filed in the Superior Court for the State of California for the County of Santa Clara against certain directors, officers and a former officer of Atmel, and Atmel is also named as a nominal defendant. The Complaint alleges that between January 2000 and July 31, 2002, defendants breached their fiduciary duties to Atmel by permitting it to sell defective products to customers. The Complaint alleges claims for breach of fiduciary duty, mismanagement, abuse of control, waste, and unjust enrichment. The Complaint seeks unspecified damages and equitable relief as against the individual defendants. The Company demurred to the Consolidated Shareholder Derivative Complaint and, on September 30, 2003, the Court sustained the demurrer with leave to amend. Plaintiffs have until December 29, 2003 to file a next amended complaint. Atmel disputes the claims and is vigorously defending this action.

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

B. Reports on Form 8K.

     On July 18, 2003, Registrant filed a report on Form 8-K furnishing a press release relating to its financial information for the three months ended June 30, 2003 and forward-looking statements relating to the third quarter of 2003, as presented in a press release of July 17, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION
(Registrant)

November 13, 2003	/s/	GEORGE PERLEGOS

George Perlegos
President, Chief Executive Officer
(Principal Executive Officer)

November 13, 2003	/s/	FRANCIS BARTON

Francis Barton
Executive Vice President, Finance &
Chief Financial Officer
Principal Financial and Accounting Officer)

EXHIBIT INDEX

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