Form 10-K
period 2003-12-31
ATMEL CORP
filed 2004-03-15
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

As of June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 468,779,662 shares of the Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ National Market on June 30, 2003) was approximately $1,044,933,986. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2004, Registrant had outstanding 475,057,450 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2004 is incorporated by reference in Part III of this Report on Form 10-K to the extent stated herein.

PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

     You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Trends, Uncertainties and Risks,” and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. The Company undertakes no obligation to update any forward looking statements in this Form 10-K.

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

     We design, develop, manufacture and sell a wide range of IC products. We develop and commercialize nonvolatile memory that continues to store information after power is turned off. We leverage our expertise in nonvolatile memories by combining them with microcontrollers, digital signal processors and other logic to meet the evolving and growing needs of our customers. These complex system-on-a-chip solutions for a broad array of markets are manufactured using our multiple leading-edge process technologies, including complementary metal oxide semiconductor (CMOS), double-diffused metal oxide semiconductor (DMOS), logic, CMOS logic, bipolar, bipolar CMOS (BiCMOS), silicon germanium (SiGe), SiGe BiCMOS, analog, bipolar double diffused CMOS and radiation tolerant process technologies. We develop these process technologies ourselves to ensure they provide the maximum possible performance. We manufacture more than 94% of our products in our own wafer fabrication facilities, or fabs. We believe our broad portfolio of manufacturing capabilities allows us to produce ICs that enable our customers to rapidly introduce leading edge electronic products that are differentiated by higher performance, advanced features, lower cost, smaller size, longer battery life and more memory. Our products are used primarily in the following markets: communications, consumer electronics and computing, storage, automotive, security and imaging.

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

     Our business has four operating segments (see Note 14 of Notes to Consolidated Financial Statements). Each segment offers products that compete in one or more of the end markets described below under the caption “Principal Markets and Customers.”

•	Application specific integrated circuit (ASIC) segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of applications. In addition, this business unit includes smart card applications, imaging sensors and processors, audio processors, data communication processors and data acquisition and control circuits for general sale to multiple customers who use them in products for telecommunications, computers, networking, image processing, industrial, automotive, avionics field programmable gate arrays (FPGAs) and programmable logic devices (PLDs).

•	Microcontrollers segment includes a variety of proprietary and standard microcontrollers including microcontrollers containing embedded nonvolatile memory.

•	Nonvolatile Memories segment includes serial and parallel interface Flash memories, serial and parallel interface electrically erasable programmable read only memories (EEPROMs), and erasable programmable read only memories (EPROMs) for use in a broad variety of customer applications.

•	Radio Frequency (RF) and Automotive segment includes radio frequency and analog circuits for the telecommunications, automotive and industrial markets.

     Within each operating segment, we offer our customers products with a range of speed, density, power usage, specialty packaging and other features.

ASIC

     ASICs. We manufacture and market ASICs to meet customer requirements for high-performance logic devices in a broad variety of customer-specific applications. These logic devices are designed to achieve highly integrated solutions for particular applications by combining a variety of logic functions on a single chip rather than using a multi-chip solution.

     We design and manufacture ASICs in a range of products that includes standard digital and analog functions, as well as nonvolatile memory elements and large pre-designed macro functions all mixed on a single chip. We work closely with customers to develop and manufacture custom ASIC products so we can provide them IC solutions on a sole-source basis. To develop gate arrays and integrated circuits, our customers’ system designers require sophisticated development aids. These CAE tools include logic synthesizers, logic circuit simulators, timing analysis and verification tools, test pattern generators and testability graders, automated circuit placement and interconnection programs and mask tooling generators. Our ASIC products are targeted primarily at customers whose high-end applications require high-speed, high-density or low or mixed-voltage devices.

     Smart Cards. We offer a range of secure memory products that address the entire smart card market, specifically SIM cards for GSM phones, bankcards, pay television and identification. These products provide customers with advanced security solutions, both for contact and contactless cards.

     Sensors. Our line-up of imaging and sensing products includes CCD and CMOS image sensors and processors that cover the market from entry level to the high resolution required for professional, medical, automotive and military applications. Our portfolio of ICs covers innovative image processor technology needed to satisfy our customers’ needs for complex image processors and industrial grade image sensors, and can also be integrated into complete digital camera modules.

     Multimedia Products. We manufacture media access controllers (MAC’s) and MAC’s with integrated baseband controllers. Both support all host interfaces such as PCMCIA, CF Card, USB, PCI, Mini-PCI, ethernet and soon SDIO. Atmel’s Access Point/Bridging parts provide a seamless connection between wired Ethernet and the WLAN, as well as wireless router and ADSL to WLAN capabilities. Atmel also provides an entire family of products for the Digital Still Camera. These highly integrated devices have the capability to support both CMOS and CCD sensors. All required interfaces for direct control of LCDs, USB, composite video output, all major Flash card storage media and audio interfaces are included.

     FPGAs. Our FPGAs, with FreeRAM and Cache Logic®, offer distributed RAM without loss of logic resources as well as a reconfigurable solution for adaptive DSP and other computationally intensive applications. We offer a family of RAD Hard FPGAs for military and space applications. Our family of reconfigurable FPGA Serial Configuration EEPROMs can replace one-time-programmable devices for FPGAs from other vendors. Our exclusive family of large flash configurators provides a fast low power chip in a small package for large FPGAs from other vendors. Our family of N type configurators provides a competitive alternative to OTP proms. Additionally, FPGA to gate array conversion (ULC) is available for both military and commercial applications.

     PLDs. We have developed a line of PLDs that are reprogrammable and incorporate nonvolatile elements from our EEPROM technology. These devices are sometimes used as prototyping and pre-production devices and allow for later conversion to gate array products for volume production. For these situations, we offer customers the ability to migrate from FPGAs or PLDs (either its own or competitors’) to our gate arrays with minimal conversion effort. We offer CMOS PLDs with high performance and low power consumption.

Microcontrollers

     Our Microcontroller business unit offers a variety of products to serve the consumer, industrial and aerospace marketplaces for embedded controls. Our product portfolio has two 8-bit microcontroller architectures targeted at the high volume embedded-control segment, our proprietary AVR microcontrollers and our 8051 microcontrollers. The AVR microcontroller family uses a RISC architecture that is optimized for C language code density and low power operation. The 8051 family consists of microcontrollers containing read only memory and one-time programmable memory products such as flash memory, or microcontrollers without memories plus application specific products designed to enable MP3, CAN or smart card reader systems. Both microcontroller families are offered as standard products, as building blocks in our ASIC library or as application specific products. The microcontroller families offer a large variety of memory densities, package types and peripheral options, including analog capability.

     Additionally, we make and sell secure versions of an 8-bit microcontroller to serve smart card markets, standard and secure versions of ARM core-based 32-bit microcontrollers to serve high performance embedded processing applications, and high reliability versions of the Motorola Power PC and 68000 microprocessor families to serve military and industrial applications.

     We are a supplier to the aerospace industry, delivering microcontrollers which include radiation-tolerant and radiation-hardened SRAM, Dual Port RAM, FIFO, ASIC and 32-bit SPARC processors.

Nonvolatile Memories

     Flash. Flash represents the dominant technology used in nonvolatile devices that can be programmed and reprogrammed within system. We currently manufacture our highest density flash products on 0.18-micron process technology, and are migrating to 0.13-micron during 2004, and will tape out our first flash product on 0.09-micron during 2004.

     The flexibility and ease of use of our Flash memories make them attractive solutions in systems where program information stored in memory must be rewritten after the system leaves its manufacturing environment. In addition, many customers use Flash memories within their system manufacturing cycle, affording them in-system diagnostic and test programming prior to reprogramming for final shipment configuration. The reprogrammability of Flash memories also serves to support later system upgrades, field diagnostic routines and in-system reconfiguration, as well as capturing voice and data messages for later review. These products are generally used in handsets, personal computers, cable modems, set-top boxes and DVD players.

     DataFlash®. The SPI compatible DataFlash® family of serial flash memories deliver reliable solutions to store both embedded program code and data in low pin-count packages. DataFlash is designed to enable advanced features and functionality in a variety of high volume products and applications. Optimization of the CPU or ASIC pin count, simplified PCB routing, reduced power consumption, lower switching noise and smaller footprint all contribute to the net result of higher performance and lower system cost. The industry standard SPI and higher performance RapidSTM interface are used in a variety of applications due to the simplicity of the 4-pin interface, which greatly eases system design times and constraints. The combination of the DataFlash architecture, very small page size, on board SRAM buffers which allow for self contained rewriting to the flash memory array, low pin count interfaces, and the Atmel Flash and e-STACTM memory technologies allow for a very flexible solution, shortened development times and significantly smaller software footprints. These products are generally used in digital answering machines, fax machines, personal computers, set-top boxes and DVD players.

     Parallel-Interface EEPROMs. We are a leading supplier of high performance in-system programmable parallel-interface EEPROMs. We believe that our parallel-interface EEPROM products, all of which are full featured, represent the most complete parallel-interface EEPROM product family in the industry. We have maintained this leadership role through early introductions of high speed, high capacity and low power consumption CMOS devices. We are the sole-source supplier for several customers for certain parallel-interface EEPROM devices. In the design of this product family, we have emphasized device reliability, achieved partly through the incorporation of on-chip error detection and correction features. These products are generally used to contain frequently updated data in communications infrastructure equipment and avionics navigation systems.

     Serial-Interface EEPROMs. We combine our parallel-interface EEPROM technology and sub-micron fabrication capability to offer the serial-interface EEPROM products that have provided Atmel the number one market share position in this market. These products allow us to substantially broaden our EEPROM product offerings to include most package and temperature configurations required by customers in certain segments of the serial-interface EEPROM market such as the 2-wire, 3-wire, 4-wire and serial peripheral interface (SPI) market segments. As with the parallel-interface EEPROM family, we believe our serial-interface EEPROM products represent the most complete family in the industry. The serial-interface EEPROM product line incorporates many of the reliability, speed and other features of our parallel-interface EEPROM products. These products are generally used to contain user-preference data in cellular and cordless telephones, home appliances, automotive applications and computer peripherals or stored value data in smart cards.

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

RF and Automotive

     Our RF products are designed to serve the automotive, telecommunications, consumer and industrial markets. One focus is to enable data communications through the design and supply of high-frequency products for many types of wireless communications devices in the frequency range of 0.1 to 4.8 GHz. These products, manufactured using SiGe technology, are used in two-way pagers, digitally enhanced cordless telecommunications, mobile telephones, and cellular base stations, among other applications. Additionally, Atmel builds RF solutions that concentrate on remote control applications. Key products focus on remote keyless entry for automobiles, tire pressure monitoring, air conditioning control, garage door openers, outside wireless temperature monitoring and security home alarm systems.

     For automotive applications, this segment offers a family of read, read/write and encryption identification ICs, which are used for wireless access control and operate at a frequency in the range of 100 kHz to 800 MHz. These ICs are used in combination with a reader IC to make possible contactless identification for a wide variety of applications. Typical applications include access control and tracking of consumer goods. We also specialize in providing intelligent load driver ICs that are specially suited for the rugged automotive environment. These ICs are manufactured utilizing a 0.8-micron mixed signal high voltage technology, providing analog-bipolar, high voltage DMOS power and CMOS logic function on a single chip. The applications for these automotive products are primarily motor and actuator drivers and smart valve controls.

     We also provide RF BiCMOS foundry services for customers that are primarily serving the cellular phone markets. Typically, customers of our foundry services use our production capability to manufacture wafers, normally on a process created by the respective customer. In some instances, we will provide the customer with a complete solution.

Technology

     From our inception, we have focused our efforts on developing advanced CMOS processes that can be used to manufacture reliable nonvolatile elements for memory and logic integrated circuits. We believe we are a leader in single and multiple-layer metal CMOS processing, which enables us to produce high-density, high-speed and low-power memory and logic products.

     We attempt to meet customers’ demands for constantly increasing functionality on ever-smaller ICs by increasing the number of layers we use to build the circuits on a wafer and by reducing the size of the transistors and other components in the circuit. To accomplish this we develop and introduce new wafer manufacturing techniques as necessary. We also provide our fabrication facilities with state-of-the-art manufacturing equipment and development resources that allow us to produce ICs with increasingly smaller feature sizes. Our current ICs incorporate effective feature sizes as small as 0.18-microns. We are developing processes that support effective feature sizes as small as 0.13-microns, and we are studying how to implement advanced manufacturing processes with even smaller feature sizes.

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

     In order to extend the capabilities of SiGe, we have begun to combine the high-frequency features of SiGe with CMOS in order to integrate high-density logic parts and RF analog functions on a single integrated circuit. We believe this SiGe/CMOS technology will enable us to provide single-chip system solutions to the marketplace.

Principal Markets and Customers

     Communications. Communications, including wireless and wireline telecommunications and data networking, is currently one of our largest end user markets. For the wireless market, we provide nonvolatile memory, standard and secure microcontrollers, and baseband and RF ASICs that are used in global standard for mobile communications (GSM) and code-division multiple access (CDMA) mobile phones and their base stations, as well as two-way pagers, mobile radios, and cordless phones and their base stations. We also have a range of products based on the IEEE 802.11 wireless LAN standard, and on Bluetooth, a new short-range wireless protocol that enables instant connectivity between electronic devices. In 2003 we began shipping a GPS receiver module. Our principal customers in the wireless market include Ericsson, Globespan, Motorola, Nokia, Philips, Qualcomm, Samsung, Siemens and Wavecom.

     We also serve the data networking and wireline telecommunications markets, which continue to evolve due to the rapid adoption of new technologies. For these markets, we provide ASIC, nonvolatile memory and programmable logic products that are used in the switches, routers, cable modem termination systems and digital subscriber line (DSL) access multiplexers, that are currently being used to build internet infrastructure. Our principal data networking and wireline telecommunications customers include Alcatel and Siemens.

     Consumer Electronics. Our products are also used in a broad variety of consumer electronics products. We provide multimode audio processors and MPEG2-based decoders with programmable transport for complex digital audio streams used in digital TVs, set top boxes and DVD players. For digital cameras, we provide a single chip digital camera processor solution, as well as medium and high-resolution image sensors. We provide demodulators and decoders for cable modems. We also offer media access controllers for wireless local area networks (LANs) and baseband controllers and network protocol stacks for voice-over-internet-protocol (VoIP) telephone terminals. In addition, we provide secure, encryption enabled, tamper resistant circuits for smart cards and embedded PC security applications. Our principal consumer electronics customers include FujiFilm, Invensys, LG Electronics, Matsushita, Microsoft, Philips, Samsung, Sony, and Toshiba.

     Computing, Storage and Printing. The computing and computing peripherals markets are also growing with increasing Internet use, network connectivity, and digital imaging requirements. For computing applications, we provide Flash memory, universal serial bus (USB) hubs and ASICs for personal computers and servers. Our biometric security IC verifies a user’s identity by scanning a finger. In today’s security conscious environment we believe this IC is finding application where access to information, equipment and similar resources needs to be controlled or monitored. For storage applications, we provide servo controllers, laser drivers, read channels, and data interfaces for data storage subsystems, hard drives and DVD players. We provide ASICs, nonvolatile memory and microcontrollers for laser printers, inkjet printers, copy machines and scanners. Our principal customers in these markets include Hewlett-Packard, IBM, Intel, Maxtor and Seagate.

     Security. The issue of increased security for electronic applications is a key issue for the development of computing and communications equipment. Atmel addresses increased security requirements with its secure product portfolio, which includes secure microcontrollers and memory as well as contactless and biometric sensors. For example, the Company’s Smart Card and Smart Card reader IC’s are targeted towards the established European markets and rapidly emerging secure applications in the USA and throughout Asia. Smart Card technology can be used for credit cards, drivers’ licenses, identity cards, health cards, mobile communications, TV set top boxes, internet commerce and related applications where data security is essential. Our principal customers in these markets include GemPlus, Sagem and Schlumberger.

     Automotive. The automotive electronics market has grown modestly, driven by demand for more sophisticated electronic systems, yet it remains stable during times when other sectors fluctuate. For automotive applications, we provide body electronics for passenger comfort and convenience; safety related subsystems such as air-bag drivers, anti-lock brake control, tire pressure monitors; keyless entry transmitters and receivers; and in-vehicle entertainment components. Virtually all of these are application-specific mixed signal ICs. Our principal customers in these markets include Continental-Temic, Daimler-Chrysler, Delphi, Hella, Lear, Marelli, Robert Bosch and Siemens-VDO.

     Military and Aerospace. The military and aerospace industries require products that will operate under extreme conditions and are tested to higher standards than commercial products. Our circuits are available in radiation-hardened versions that meet stringent requirements (cumulated dose, latch-up and transient phenomena) of space, avionic and industrial applications. For these applications, we provide radiation hardened ASICs, FPGAs, non-volatile memories and microcontrollers. Our principal customers in these markets include BAE Systems, Honeywell, Northrop, Raytheon and Roche.

Manufacturing

     We currently manufacture our products at our wafer fabrication facilities located in Colorado Springs, Colorado; Heilbronn, Germany; Grenoble, France; Nantes, France; Rousset, France; and North Tyneside, United Kingdom.

     As a result of the economic upturn in the semiconductor industry in 2003, we have taken actions to increase our manufacturing capacity to meet increased demand for our products and maximize manufacturing efficiency. The facility at Irving, Texas was acquired in 2000, and the Company originally intended to commence commercial production in the second half of 2002. However, given the market conditions in the semiconductor industry, we reassessed our overall manufacturing capacity against the potential anticipated demand and decided to close the facility in 2002. The fabrication facility is available for sale and was placed on the market in August 2002. In December 2003, we re-evaluated the status of the fabrication equipment in our Irving, Texas facility. Because of significant improvements in market conditions, we have decided to utilize much of this equipment in other facilities to meet increasing demand. An asset impairment charge of $27.6 million was recorded in the fourth quarter of 2003. See Note 16 of Notes to Consolidated Financial Statements.

     If market demand for our products continues to increase during 2004 and 2005, we believe that we will be able to substantially meet our production needs from our wafer fabrication facilities through at least the end of 2005; however this date may vary depending on, among other things, our rate of growth and our ability to increase production levels. We will need to hire, train and manage additional production personnel in order to increase our production capacity from current levels. To remain technologically and economically competitive, we must continuously implement new manufacturing technologies such as 0.13-micron and 0.09-micron line widths in our wafer manufacturing facilities regardless of demand for our products.

     The cost of expanding our manufacturing capacity at our existing facilities, acquiring additional facilities, and implementing new manufacturing technologies is typically funded through a combination of available cash resources, cash from operations and additional lease, debt or equity financing. We may not be able to generate the cash from operations or obtain the additional financing necessary to fund the maintenance or expansion of our manufacturing facilities or the implementation of new manufacturing technologies.

     The fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We may experience problems in achieving acceptable yields in the manufacture of wafers, particularly in connection with the expansion of our manufacturing capacity and related transitions. Because of long lead times associated with increasing manufacturing output, our revenues may not increase in proportion to increases in manufacturing capacity associated with any expanded or new facility. The interruption of wafer fabrication or the failure to achieve acceptable manufacturing yields at any of our wafer fabrication facilities would harm our business.

     Once we have fabricated the wafers, we test the individual circuits on them to identify those that do not function. This saves us the cost of putting mechanical packages around circuits whose failure can be determined in advance. After this initial testing we send the wafers to one of our independent assembly contractors, located in China, Hong Kong, Indonesia, Japan, Malaysia, the Philippines, South Korea, Taiwan, or Thailand where they are cut into individual chips, assembled into packages and often given a final test. Many of the packaged integrated circuits, however, are shipped back to our production facilities where we perform final testing before shipping them to customers. Our reliance on independent subcontractors to assemble our products into packages involves significant risks, including reduced control over quality and delivery schedules, a potential lack of capacity at our subcontractors and a risk the subcontractor may abandon assembly processes we need. We cannot be sure that our current assembly subcontractors will continue to assemble, package and test products for us. In addition, because our assembly subcontractors are located in foreign countries, we are subject to some risks commonly associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates. As a result, we may experience production delays, insufficient volumes or inadequate quality of assembled products, any of which could harm our operations. To mitigate these risks we execute a strategy of qualifying multiple subcontractors in different countries. However, there can be no guarantee that any strategy will eliminate these risks.

     We expect to utilize outside foundries to expand our capacity in the future, especially for high volume commodity type products, such as Flash memory and certain aggressive technology ASIC products. Use of outside capacity will allow us to better manage capacity and costs with the sharp cyclical swings in product demand that we have experienced in the past. Reliance on outside foundries to fabricate wafers involves significant risks, including reduced control over quality and delivery schedules, a potential lack of capacity, and a risk the subcontractor may abandon the fabrication processes we need if the process is not economically viable. We will mitigate these risks with a strategy of qualifying multiple subcontractors, however, there can be no guarantee that any strategy will eliminate these risks.

     The raw materials and equipment we use to produce our integrated circuits are available from several suppliers and we are not dependent upon any single source of supply. However, some materials have been in short supply in the past and lead times for new equipment have lengthened, especially during semiconductor expansion cycles.

     Environmental Compliance. We are subject to a variety of international, federal, state and local governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. Increasing public attention has been focused on the environmental impact of semiconductor operations. Although we have not experienced any material adverse effect on our operations from environmental regulations, any changes in such regulations or in their enforcement may impose the need for additional capital equipment or other requirements. If for any reason we fail to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations, we could be subject to substantial liability or our manufacturing operations could be suspended.

Marketing and Sales

     We generate our revenue by selling our products to original equipment manufacturers (OEMs) and distributors. We market our products worldwide to a diverse base of OEMs serving primarily commercial markets. In the United States and Canada, we sell our products to large OEM accounts primarily through manufacturers’ representatives and through national and regional distributors. Our agreements with our representatives and distributors are generally terminable by either party on short notice, subject to local laws. Sales to OEMs as a percentage of worldwide net revenues for 2003 totaled 33% while sales to distributors totaled 67% of worldwide net revenues.

     Sales to North American OEMs, as a percentage of net revenues totaled 11%, 15% and 17% for 2003, 2002 and 2001, respectively. Sales to North American distributors, as a percentage of net revenues, totaled 7%, 7% and 8% for 2003, 2002 and 2001, respectively. We support this sales network from our headquarters in San Jose, California and through North American regional offices in California, Colorado, Florida, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, North Carolina, Oregon, Texas, Mexico, and Canada.

     We sell to customers outside of North America primarily through international sales representatives and distributors, who are managed from our foreign sales offices. We maintain sales offices in Denmark, Finland, France, Germany, Hong Kong, Italy, Japan, Korea, Singapore, Sweden, Switzerland, Taiwan and U.K. Our sales outside North America were approximately 82%, 78% and 75% of total revenues in 2003, 2002 and 2001, respectively. See Note 14 of Notes to Consolidated Financial Statements. Although the U.S. government imposes some restrictions on export sales we have not experienced any serious difficulties because of them. We expect revenues from our international sales will continue to represent a significant portion of our total revenues. International sales are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements and foreign government regulations.

     We allow certain distributors, primarily based in the United States, rights of return and credits for price protection. Given the uncertainties associated with the levels of returns and other credits to these distributors, we defer recognition of revenue from sales to these distributors until they have resold our products. Sales to certain other primarily non-US based distributors carry either no or very limited rights of return. We have historically been able to estimate returns and other credits from these distributors and accordingly have historically recognized revenue from sales to these distributors on shipment, with a related allowance for potential returns established at the time of our sale

Research and Development

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

     During 2003, 2002 and 2001, we spent $248 million, $253 million and $268 million, respectively, on research and development. Research and development expenses are charged to operations as incurred. We expect these expenditures will increase in the future as we continue to invest in new products and new processing technology.

Competition

     We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Fujitsu, Hitachi, Intel, LSI Logic, Microchip, Motorola, Sharp, STMicroelectronics, and Texas Instruments. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced new products we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last three years, we have experienced significant price competition in several business segments, especially in our nonvolatile memory segment for EPROM, Serial EEPROM, and Flash memory products. We expect continuing competitive pressures in our markets from existing competitors and new entrants, new technology and cyclical demand, which, among other factors, will likely maintain the recent trend of declining average selling prices for our products.

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

     We have in the past been involved in intellectual property infringement lawsuits which harmed our operating results, and we are currently involved in two significant lawsuits alleging patent infringement. See Item 3, Legal Proceedings. Although we intend to vigorously defend against any such lawsuits, we may not prevail given the complex technical issues and inherent uncertainties in patent and intellectual property litigation. Moreover, the cost of defending against such litigation, in terms of management time and attention, legal fees and product delays, could be substantial, whatever the outcome. If any patent or other intellectual property claims against us are successful, we may be prohibited from using the technologies subject to these claims, and if we are unable to obtain a license on acceptable terms, license a substitute technology, or design new technology to avoid infringement, our business and operating results may be significantly harmed.

     We have several cross-license agreements with other companies. In the future, it may be necessary or advantageous for us to obtain additional patent licenses from existing or other parties, but these license agreements may not be available to us on acceptable terms, if at all.

Employees

     At December 31, 2003, we employed approximately 7,900 persons. Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees, none of whom is subject to an employment agreement for a specified term or a post-employment non-competition agreement, could harm our business.

Backlog

     We make a significant portion of our sales to satisfy recently received purchase orders. We also accept purchase orders for deliveries covering periods up to approximately one year. However, purchase orders can generally be revised or cancelled by the customer without penalty. Considering these practices and our experience, we do not believe our record of customer purchase orders provides meaningful backlog figures or that it is reliable enough to predict actual sales for future periods.

Geographic Areas

     In 2003, 18% of our sales were made to customers in North America, 49% to customers in Asia, 30% to customers in Europe, and 3% to customers in other regions. See Note 14 to the Consolidated Financial Statements. We determine where our sales are made by the destination of our products when they are shipped. At the end of 2003, we owned long-lived assets in the United States amounting to $417 million, in France, $432 million, in Germany, $23 million and in the United Kingdom, $272 million.

ITEM 2. PROPERTIES

     At December 31, 2003 we owned the major facilities described below:

Number of Buildings	Location	Total Sq Ft	Use
1	San Jose, CA	291,000	Headquarters offices, research and development, sales and marketing, product design, final product testing

6	Colorado Springs, CO	603,000	Wafer fabrication, research and development, marketing, product design, final product testing

1	Irving, TX	650,000	Wafer fabrication, research and development facility

5	Rousset, France	815,000	Wafer fabrication, research and development, marketing, product design, final product testing

5	Nantes, France	131,000	Wafer fabrication, research and development, marketing, product design, final product testing

2	Grenoble, France	196,000	Wafer fabrication, research and development, marketing, product design, assembly and final product testing

4	Heilbronn, Germany	778,000	Wafer fabrication, research and development, marketing, product design, final product testing (74% of square footage is leased to other companies)

9	North Tyneside, UK	753,000	Wafer fabrication, research and development

     In addition to the facilities we own, we lease numerous research and development facilities and sales offices in North America, Europe and Asia. We believe that existing facilities are adequate for our current requirements.

     Atmel does not identify facilities or other assets by operating segment. Each facility serves or supports all of our products and the product mix changes frequently.

ITEM 3. LEGAL PROCEEDINGS

     The Company currently is a party to various legal proceedings. The amount or range of possible loss, if any, is not reasonably subject to estimation at the time of this Annual Report on Form 10-K. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the net income and financial position of the Company. The estimate of the potential impact on the Company’s financial position or overall results of operations or cash flow for the above legal proceedings could change in the future.

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

     Seagate Technology (“Seagate”) filed suit against Atmel in the Superior Court for the State of California for the County of Santa Clara on July 31, 2002. Seagate contends that certain semiconductor chips sold by Atmel to Seagate between April 1999 and mid-2001 were defective. Seagate contends that this defect has caused millions of disk drives manufactured by Seagate to fail. Seagate believes that the plastic encapsulation of the Atmel chips contain red phosphorus, which in certain highly specific and rare situations can result in an electrical short between the pins in the leadframe of the chip. Seagate seeks unspecified damages as well as disgorgement of profits related to these particular chips. Atmel has cross-complained against Amkor Technology, Inc. and ChipPAC Inc., Atmel’s leadframe assemblers. Amkor and ChipPAC brought suits against Sumitomo Bakelite Co. Ltd., Amkor and ChipPAC’s molding compound supplier. Atmel disputes Seagate’s claims and is vigorously defending this action.

     On February 7, 2003, a class action entitled Pyevich v. Atmel Corporation, et al., was filed in the United States District Court for the Northern District of California, against Atmel and certain of its current officers and a former officer. The Complaint alleged that Atmel made false and misleading statements concerning its financial results and business during the period from January 20, 2000 to July 31, 2002 as a result of sales of allegedly defective product to Seagate and alleges that Atmel violated Section 10(b) of the Securities Exchange Act of 1934. Additional, virtually identical complaints were subsequently filed and were consolidated into this action. The Complaints did not identify the alleged monetary damages. Atmel filed a motion to dismiss the Complaint on November 14, 2003. By Order dated January 29, 2004, the Court granted Atmel’s motion to dismiss with leave to amend. The plaintiffs did not file an amended complaint, and the Court dismissed the action, with prejudice, for failure to state a claim by Order dated March 2, 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of Atmel, who are elected by and serve at the discretion of the Board of Directors, and their ages, are as follows (ages are as of December 31, 2003):

Name	Age	Position
George Perlegos	53	Chairman of the Board, President and Chief Executive Officer
Gust Perlegos	56	Executive Vice President, Office of the President
Tsung-Ching Wu	53	Executive Vice President, Office of the President
Francis Barton	57	Executive Vice President and Chief Financial Officer
Robert McConnell	59	Vice President and General Manager, RF and Automotive Business Unit
Bernard Pruniaux	62	Vice President and General Manager, ASIC Business Unit
Steve Schumann	44	Vice President and General Manager, Non-Volatile Memory Business Unit
Graham Turner	44	Vice President and General Manager, Microcontroller Business Unit

     George Perlegos has served as Atmel’s President and Chief Executive Officer and a director since our inception in 1984. George Perlegos holds degrees in electrical engineering from San Jose State University (B.S.) and Stanford University (M.S.). George Perlegos is a brother of Gust Perlegos.

     Gust Perlegos has served as a director since January 1985, as Vice President, General Manager from January 1985 to January 1996, as Executive Vice President and General Manager from January 1996 to 2001 and as Executive Vice President, Office of the President since 2001. Gust Perlegos holds degrees in electrical engineering from San Jose State University (B.S.), Stanford University (M.S.) and Santa Clara University (Ph.D.). Gust Perlegos is a brother of George Perlegos.

     Tsung-Ching Wu has served as a director of Atmel since 1985, as Vice President, Technology from January 1986 to January 1996, as Executive Vice President and General Manager from January 1996 to 2001 and as Executive Vice President, Office of the President since 2001. Mr. Wu holds degrees in electrical engineering from the National Taiwan University (B.S.), the State University of New York at Stony Brook (M.S.) and the University of Pennsylvania (Ph.D.).

     Francis Barton has served as Executive Vice President and Chief Financial Officer since May 15, 2003. From October 2001 to September 2002, he held the position of Executive Vice President and Chief Financial Officer for Broadvision, Inc., an enterprise business applications company. From September 1998 to September 2000, Mr. Barton served as Senior Vice President and Chief Financial Officer for Advanced Micro Devices, a semiconductor company, and from 1996 to 1998, he served as Chief Financial Officer of Amdahl Corporation, a computer hardware company. He holds an M.B.A in Finance from Northeastern University and a B.S. in Chemical Engineering from Worcester Polytechnic Institute.

     Robert McConnell has served as Atmel’s Vice President and General Manager, RF and Automotive Business Unit since January 2003. Prior to joining Atmel, Mr. McConnell was President and Chief Executive Officer of Cypress MicroSystems, a semiconductor company and subsidiary of Cypress Semiconductor Corporation, from September 1999 to December 2002. From January 1972 to September 1999, Mr. McConnell was Vice President and General Manager, Embedded Processor Division at Advanced Micro Devices, Inc. a semiconductor manufacturer. Mr. McConnell holds a B.S.E.E. degree from Northwestern University and an M.B.A. from Pepperdine University.

     Bernard Pruniaux has served as Atmel’s Vice President and General Manager, ASIC Business Unit since November 2001, and as Chief Executive Officer of Atmel Rousset from May 1995 to November 2001. Mr. Pruniaux holds a master’s degree in electrical engineering from Ecole Superieure d’Ingenieurs in Toulouse, France and a PhD from the LETI in Grenoble, France.

     Steve Schumann has served as Atmel’s Vice President and General Manager, Non-Volatile Memory Business Unit since January 2002, as Vice President of Non-Volatile Memory Products from February 1996 to

January 2002, and prior to February 1996, he has held various other positions (including Managing Director of EEPROM and Flash Products) since joining Atmel in 1985. Mr. Schumann holds a B.S. in electrical engineering and computer science from the University of California, Berkeley.

     Graham Turner has served as Atmel’s Vice President and General Manager, Microcontroller Business Unit since October 2001, as Vice President of European Operations from 1993 to October 2001, and has held various other positions since joining Atmel in 1989.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Sales of Unregistered Securities

     In October 2003, we acquired certain assets of LSI Design & Integration Corporation (“LDIC”), a company that develops and markets mass storage integrated circuit products in exchange for 1,000,000 unregistered shares of our Common Stock (the “Acquisition Shares”). The Acquisition Shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

Price Range of Common Stock

     Atmel’s common stock is traded on the Nasdaq Stock Market’s National Market under the symbol “ATML.” The last reported price for our stock on February 20, 2004, was $7.00. The following table presents the high and low closing sales price per share for our common stock as quoted on the NASDAQ National Market for the periods indicated.

	High	Low
Fiscal Year 2002
First Quarter	10.14	6.90
Second Quarter	10.85	5.82
Third Quarter	6.12	1.06
Fourth Quarter	4.05	0.70
Fiscal Year 2003
First Quarter	2.62	1.47
Second Quarter	3.08	1.67
Third Quarter	4.96	2.60
Fourth Quarter	6.85	4.10

     As of February 20, 2004, there were approximately 2,346 stockholders of record of Atmel’s common stock. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by theses record holders.

     No cash dividends have been paid on the common stock, and we currently have no plans to pay cash dividends in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

	Year ended December 31,
(In thousands, except per share data)	2003	2002	2001	2000	1999

Net revenues	$1,330,635	$1,193,814	$1,472,268	$2,012,672	$1,330,161
Net income (loss) before taxes	(104,051)	(551,567)	(531,393)	415,586	128,821
Net income (loss)	(117,996)	(641,796)	(418,348)	265,976	53,379
Basic net income (loss) per share	(0.25)	(1.37)	(0.90)	0.59	0.14
Diluted net income (loss) per share	(0.25)	(1.37)	(0.90)	0.55	0.13

	As of December 31,
	2003	2002	2001	2000	1999
Cash and cash equivalents	$385,887	$346,371	$331,131	$448,281	$251,272
Cash and cash equivalents plus short term investments	431,054	445,802	593,008	962,544	412,462
Fixed assets, net	1,121,367	1,049,031	1,651,475	1,927,817	938,562
Total assets	2,154,690	2,302,559	3,024,197	3,824,887	2,014,910
Long term debt, net of current portion	358,031	453,509	693,212	668,503	654,033
Stockholders’ equity	1,018,117	969,143	1,486,527	1,894,857	801,479

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Trends, Uncertainties and Risks,” and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. The Company undertakes no obligation to update any forward looking statements in this Form 10-K.

Overview

     We are a leading provider of semiconductor IC products. We leverage our expertise in nonvolatile memories by combining them with microcontrollers, digital signal processors, RF devices, and other logic to enable our customers to rapidly introduce leading edge electronic products that are differentiated by higher performance, advanced features, lower cost, smaller size, longer battery life and more memory. Our products are used primarily in the following markets: communications, consumer electronics and computing, storage, automotive, security and imaging.

     We design, develop, manufacture and sell our products. We develop process technologies ourselves to ensure they provide the maximum possible performance. We manufacture more than 94% of our products in our own wafer fabrication facilities, or fabs.

     Beginning late in the fourth quarter 2000, the global semiconductor industry began to experience a severe downturn that continued through early 2003. Our revenue and profitability were significantly impacted by this downturn with the effect that our net revenues declined sequentially in 2001 and 2002. The decrease was a result of both shipping fewer units and decreasing average selling prices.

     Rapid declines in revenue had an adverse impact on our profitability in 2001 and 2002 because significant portions of our costs are fixed, resulting in operating losses. In response to these market conditions we made several reductions in our workforce and recorded impairment charges for our wafer fabrication facilities, which further adversely impacted our results. In the third quarter of 2002, we closed the Company’s 8-inch wafer fabrication facility at Irving, Texas, resulting in a significant charge.

     Although we incurred net losses for 2001, 2002, and 2003, we still generated cash from operating activities in each year. During 2002 and 2003, we used this cashflow to significantly reduce our outstanding debt. At the end of 2003, our cash and cash equivalents, short-term investments, and restricted cash balances totaled $458 million, down 2% from $468 million at the end of fiscal 2002, after repayments of $301 million in capital leases and convertible bonds during 2003.

     During 2003, we experienced a modest recovery in revenue, and despite a loss for the year, achieved a small profit for the fourth quarter of the year. Included in this profit was $38 million in other income received as a result of a legal award, partially offset by $27 million in asset impairment charges. Our outlook for 2004 is to achieve moderate revenue growth, which we project will result in a modest profit for the year.

Critical Accounting Policies and Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. We consider the accounting policies described below to be our critical accounting policies. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

     Revenue recognition

     We generate our revenue by selling our products to OEMs and distributors. Our policy is to recognize revenue upon shipment of products to customers, where shipment represents the point when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. We use the percentage-of-completion method for recognizing revenues on fixed-fee design arrangements.

     Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents are used to verify delivery, and shipment terms are mostly FCA Seller’s Facility. We assess whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Sales terms do not include post shipment obligations except for product warranty, as described in Note 10 to the Consolidated Financial Statements.

     We allow certain distributors, primarily based in the United States, rights of return and credits for price protection. Given the uncertainties associated with the levels of returns and other credits to these distributors, we defer recognition of revenue from sales to these distributors until they have resold our products. Deferred revenue for distributor sales were $19 million and $21 million as of December 31, 2003 and 2002, respectively. Sales to certain other primarily non-US based distributors carry either no or very limited rights of return. We have historically been able to estimate returns and other credits from these distributors and accordingly have historically recognized revenue from sales to these distributors on shipment, with a related allowance for potential returns established at the time of our sale.

     Allowance for Doubtful Accounts and Sales Returns

     We must make estimates of potential future product returns and revenue adjustments related to current period product revenue. Management analyzes historical returns, current economic trends in the semiconductor industry, changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. If management made different judgments or utilized different estimates, material differences in the amount of our reported revenue may result. We provide for sales returns based on our customer experience, and our expectations for revenue adjustments based on economic conditions within the semiconductor industry. Atmel’s reserve for sales returns was approximately $10 million at December 31, 2003 and 2002.

     We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make our estimates of the uncollectability of our accounts receivable by analyzing specific customer creditworthiness, historical bad debts, and current economic trends. At December 31, 2003, the allowance for doubtful accounts was $16 million and at December 31, 2002 it was $22 million.

     Accounting for income taxes

     In calculating the income tax expense, it is necessary to make certain estimates and judgements for financial statement purposes that affect the recognition of tax assets and liabilities.

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce net income in the period such determination is made.

     Our income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. Our tax calculations may, however, be subject to audit by the respective tax authority. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due. This expense is recorded in the period that the liability is identified. To the extent that it is ultimately determined that the liability is less than that originally accrued, the excess liability is reversed and a tax benefit is recognized. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than what we expect the ultimate assessment to be.

Valuation of inventory

     Our inventories are stated at the lower of average cost or market value. Average cost includes labor, materials, and depreciation and other overhead costs, as well as factors for estimated production yields and scrap. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes for future periods. We primarily utilize selling prices in our period ending backlog for measuring any potential declines in market value below average cost. Any adjustments for market value provision is charged to cost of revenues at the point of market value decline.

     We provide inventory allowances for excess and obsolete inventories. The allowance is determined primarily by future demand forecasts, and is measured as the difference between the cost of the inventory and market value based on future demand. Charges to increase the allowance are charged to cost of revenues. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-costed inventory is subsequently sold, the related allowance is matched to the movement of related product inventory, resulting in lower costs and higher gross margins for those products.

     Our inventories include high-technology parts that may be subject to rapid technological obsolescence and which are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than we estimate we may be required to take additional inventory write-downs.

Product and process technology

     Costs that we incur to acquire product and process technology are capitalized and amortized on a straight-line basis over two to five years. Capitalized product and process technology costs are amortized over the shorter of the estimated useful life of the technology or the term of the technology agreement.

Fixed Assets

     Atmel reviews for impairment the carrying value of fixed assets when events and circumstances indicate that the carrying value of an asset or group of assets may not be recoverable from the estimated future cash flows expected to result from its use and/or disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future cash flows involves numerous assumptions which require our judgment, including, but not limited to, future use of the assets for Company operations versus sale or disposal of the assets, future selling prices for Atmel’s products and future production and sales volumes. In addition, we must use our judgment in determining the groups of assets for which impairment tests are separately performed.

     Our business requires heavy investment in manufacturing facilities that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand for semiconductors produced in those facilities.

     We estimate the useful life of our manufacturing equipment, which is the largest component of our fixed assets, to be five years. We base our estimate on our experience with acquiring, using and disposing of equipment over time.

     Depreciation expense is a major element of our manufacturing cost structure. We begin depreciation on new equipment when it is put into use for production. The aggregate amount of fixed assets under construction for which depreciation was not being recorded amounted to $57 million at December 31, 2003 and $30 million at December 31, 2002.

Litigation

     The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. We are currently involved in such intellectual property litigation (see Note 10 of Notes to Consolidated Financial Statements) and have not accrued a liability for such litigation. We regularly evaluate current information available to determine whether such accruals should be made. An estimated liability would be accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. If we were to determine that such a liability was probable and could be reasonably estimated, the adjustment would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

	2003		2002		2001
	(amounts in millions and as a percent of net revenues)
Net revenues	$1,330.6	100.0%	$1,193.8	100.0%	$1,472.3	100%
Gross Margin	306.2	23.0%	230.9	19.3%	414.6	28.2%
Research and development	247.6	18.6%	253.2	21.2%	268.1	18.2%
Selling, general & administrative	138.8	10.4%	126.7	10.6%	182.2	12.4%
Restructure and other charges	27.3	2.1%	383.8	32.1%	481.3	32.7%

Loss from operations	$(107.5)	(8.1)%	$(532.7)	(44.6)%	$(516.9)	(35.1)%

Net Revenues

     Net revenues improved to $1,331 million in 2003 from $1,194 million in 2002, an increase of $137 million, or 11%. The increase resulted from higher shipment volumes, especially for ASIC and Microcontroller products, as a result of new products introduced in 2003 and improved market conditions.

     Net revenues for 2002 decreased $278 million, or 19%, from $1,472 million in 2001. The decline was caused largely by reductions in average selling prices for most of our products. The commodity memory portion of the semiconductor industry, in which we sell our nonvolatile memory products, suffered from excess capacity since late in the fourth quarter 2000, which led to greater than normal price erosion during 2003, 2002 and 2001.

Net Revenues By Operating Segment

     Our operating segments now comprise: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive).

     Our net revenues by segment are summarized as follows (in thousands):

Segment	2003		2002		2001
ASIC	$479,078	36%	$379,758	32%	$332,624	22%
Microcontroller	271,676	20%	234,394	20%	260,636	18%
Nonvolatile Memory	355,425	27%	359,641	30%	615,056	42%
RF and Automotive	224,456	17%	220,021	18%	263,952	18%

Net revenues	$1,330,635	100%	$1,193,814	100%	$1,472,268	100%

ASIC

     ASIC segment revenues increased by 26% or $99 million to $479 million in 2003, and grew 14% or $47 million in 2002 compared to 2001. Both 2003 and 2002 saw higher unit shipments, partially offset by lower average selling prices. The majority of this growth came from increased revenues in Smart Card and ARM-based digital products. Smart Card products saw growing demand for applications requiring small memory with high security, such as GSM cell phone applications, banking and government security. ARM-based digital products benefited from introduction of new design wins for “Disk-on-Key” and other consumer-type electronics.

Microcontroller

     The Microcontroller segment revenues increased 16% or $37 million to $272 million in 2003, following a decrease of 10% or $26 million in 2002 compared to 2001. The growth in 2003 can be attributed to sales of our proprietary AVR Microcontroller products, which we consider to be the fastest 8-bit Microcontrollers in the industry. This product family has benefited from the overall increase in shipments of consumer and industrial electronics, as well as market share gains. Average selling prices were steady to slightly higher in 2003, while volumes increased with demand.

     The decline in net revenues in 2002 was due to decreases in average selling prices, partially offset by increases in unit shipments. The decline was caused primarily by a decrease in revenues from product families based on the 8051 microcontroller architecture.

Nonvolatile Memory

     Nonvolatile Memory (NVM) segment revenues were slightly lower in 2003, decreasing by 1%, or $4 million to $355 million compared to $360 million in 2002. During 2003, both volumes and pricing for Flash products declined significantly due to both a commodity-oriented pricing environment, as well as our delays in introducing higher density products. The decline in revenues from Flash products was largely offset, however, by an increase in shipment volumes for our DataFlash products along with Serial EEPROM products. Our DataFlash products have gained market share in the serial interface market, and have gained design wins in many consumer electronic products.

     NVM net revenues declined by 42% or $255 million in 2002 compared to 2001. The decrease was caused primarily by a decline in average selling prices, partially offset by higher unit shipments. While all product families registered lower revenues in 2002 compared to 2001, the largest dollar declines occurred in the Flash, DataFlash and Serial EEPROM product families.

     Because NVM products are commodity oriented, they are subject to greater declines in average selling prices than products in other segments of our Company. Our nonvolatile memory segment continues to be unprofitable. Competitive pressures and the need to continually migrate to new technology are among several factors causing continued pricing declines. Conditions are expected to remain challenging for the foreseeable future.

RF and Automotive

     RF and Automotive segment revenues increased slightly in 2003 by $4 million to $224 million, a 2% increase over 2002 levels of $220 million. Increases in volumes for automotive and networking applications were offset by decreases in BiCMOS products. We have a significant presence in the European automotive sector, which has given us a steady customer base utilizing our products for function controllers, as well as ASSP’s for power train, convenience, and safety systems. RF communication applications include WLAN, GPS and car radio products. Decline in volumes for BiCMOS products is primarily a result of lower OEM shipments for legacy cellular phone products.

     RF and Automotive segment revenues declined by 17% or $44 million in 2002 compared to 2001. This decrease in revenue was primarily due to an overall decrease in unit shipments and average selling prices in 2002. Weakness in the RF BiCMOS and Secure Product businesses were the significant contributors to the revenue decline in 2002, compared to 2001.

Net Revenues By Geographic Area

     Our net revenues by geographic delivery location (see Note 14 of Notes to Consolidated Financial Statements) for the three years ended December 31, 2003, 2002 and 2001 are summarized as follows (in thousands):

Area	2003	2002	2001
North America	$239,926	$260,447	$365,602
Europe	397,945	397,585	496,875
Asia	658,601	510,040	552,267
Rest of World *	34,163	25,742	57,524

Total Net Revenues	$1,330,635	$1,193,814	$1,472,268

* Primarily includes the Philippines, South Africa, and Central and South America

     Over the last several years, revenues have increased significantly in Asia, while revenues in the United States and Europe have declined. We believe that part of this shift reflects changes in customer manufacturing trends, with many customers increasing production in Asia.

     Sales outside North America accounted for 82% of net revenues in 2003, 78% of our revenues in 2002, and 75% of our revenues in 2001.

     Our sales to North America declined $21 million, or 8% for 2003 compared to 2002, and declined $105 million, or 29% in 2002 compared to 2001 primarily due to slightly higher volume shipments offset by lower average selling prices.

     Our sales to Europe were flat at $398 million when comparing 2003 to 2002, and declined $99 million, or 20% in 2002 compared to 2001 primarily due to flat volume shipments and lower average selling prices.

     Our sales to Asia increased $149 million, or 29% for 2003 compared to 2002, but decreased $42 million, or 8% in 2002 compared to 2001. The increase in 2003 was primarily due to much higher volume shipments offset by lower average selling prices, while the decline in 2002 was primarily a result of decreasing average selling prices.

Revenues and Costs – Impact from Changes to Currency Rates

     In 2003, approximately 28% of net revenues were denominated in foreign currencies, primarily the Euro. For 2002, sales denominated in foreign currencies were approximately 25% of net revenues. Sales in Euros amounted to 26%, 22%, and 16% of total sales in 2003, 2002, and 2001. Sales in Japanese yen accounted for 2%, 3%, and 5% of net revenues for the same periods.

     During 2003, changes in foreign exchange rates had a significant impact on net revenues and operating costs. Had average exchange rates during 2003 remained the same as the average exchange rates in effect for 2002, our reported revenues in 2003 would have been approximately $60 million lower. However, our foreign currency costs exceed foreign currency revenues. During 2003, approximately 53% of costs were denominated in foreign currencies, primarily the Euro. Had average exchange rates for 2003 remained the same as the average exchange rates for 2002 our operating costs would have been approximately $119 million lower (cost of revenues $91 million, research and development $21 million, sales, general and administrative $7 million).

     Had average exchange rates during 2002 remained the same as the average exchange rates in effect for 2001, our reported revenues in 2002 would have been approximately $8 million lower. However, our foreign currency costs exceed foreign currency revenues. During 2002, approximately 48% of costs were denominated in foreign currencies, primarily the Euro. Had average exchange rates for 2002 remained the same as the average exchange rates for 2001, our operating costs would have been approximately $34 million lower (cost of revenues $20 million, research and development $7 million, sales, general and administrative $1 million, restructuring charges $6 million).

Cost of Revenues and Gross Margin

     Our cost of revenues represents the costs of wafer fabrication, assembly and test operations, and freight costs. Our gross margin as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.

     Gross margin was 23% for 2003 compared to 19% for 2002. The gross margin percentage improvement is a result of increased capacity utilization, allowing us to ship higher unit volumes while manufacturing costs remained relatively flat. Manufacturing costs also benefited from cost containment programs and the sale of inventory previously reserved, but were partially offset by lower average selling prices, the negative effect of foreign exchange rate fluctuations, and a patent license charge recorded in March 2003. Had exchange rates for 2003 remained the same as the average exchange rates in effect for 2002, our reported gross margin would have been 27%.

     On March 31, 2003, we entered into a patent license agreement. In conjunction with this agreement, the Company recorded a charge of $10 million that is now included in cost of revenues for 2003. The amount was previously recorded in interest and other expense, net, in the quarterly report on Form 10-Q for the quarter ended March 31, 2003, but has been subsequently reclassified to cost of revenues. We made payment in the quarter ended June 30, 2003.

     Gross margin decreased to 19% for 2002 compared to 28% for 2001. The decrease in gross margin as a percentage of net revenues in 2002 compared to 2001 was caused primarily by decreases in average selling prices of our products as well as decreased utilization of manufacturing capacity, partially offset by a benefit from a reduction of inventory reserves that had been established in previous periods. Products associated with these reserves were sold in 2002. During 2000, we put in place additional manufacturing capacity, and corresponding costs, in anticipation of continuing growth in demand for our products. When demand decreased starting in 2001, we were unable to reduce our fixed manufacturing costs, such as labor, depreciation, maintenance, and supplies as quickly as customer demand declined.

     Our gross margin has been impacted by the timing of inventory adjustments related to inventory write-downs and subsequent sale of these written-down products. The table below sets forth the gross margins and the related impact of inventory adjustments to gross margins as a percentage of net revenues.

	2003	2002	2001
Gross margins	23%	19%	28%
Impact of inventory adjustments:benefit (write-down)	0%	1%	(5%)

     During the fourth quarter of 2003, we realized a benefit of $8 million, or 2.0% of revenue from the sale of previously written down inventory. However, this amount was offset by unfavorable adjustments in the first and third quarters of 2003, and resulted in no significant impact on gross margins for the year ended December 31, 2003.

     In recent periods, average selling prices for some of our semiconductor products have been below manufacturing costs, and accordingly, our results of operations, cash flows and financial condition have been adversely affected. As these charges are recorded in advance of when written-down inventory is sold, subsequent gross margins in the period of sale may be higher than they would be absent the effect of the previous write-downs. Our excess and obsolete inventory write-offs taken in prior years relate to all of our product categories, while lower-of-cost or market reserves relate primarily to our memory products.

     We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a $7 million reduction to cost of revenues for such grants in 2003 compared to $5 million in 2002, and $8 million in 2001.

Research and Development

     Research and development (R&D) expenses in 2003 decreased by $5 million or 2% to $248 million from $253 million in 2002 primarily due to a decrease in expenditures on process development at our North Tyneside, UK wafer fabrication facility as this facility transitioned to production volume levels during the second half of the year. Had exchange rates for 2003 remained the same as the average exchange rates incurred in 2002, R&D expenditures would have been $21 million lower in 2003.

     R&D expenses decreased 6% to $253 million in 2002 from $268 million in 2001. The decrease in expenses was caused by various cost control measures, including termination of development at our fabrication facility in Irving, Texas in connection with making it available for sale in the third quarter of 2002 and headcount reductions.

     We have continued to invest in R&D efforts in a wide variety of product areas and process technologies, including Flash, Logic, and embedded EEPROM CMOS technology to be manufactured at 0.13 and 0.09 micron linewidths, as well as investments in Silicon Germanium BiCMOS technology to be manufactured at 0.18 micron linewidths. We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve.

     We receive R&D grants from various European research organizations, the benefit for which is recognized as an offset to related costs. For 2003, we recognized $11 million in research grant benefits, compared to $13 million for 2002 and $11 million for 2001.

Selling, General and Administrative

     Selling, general and administrative (SG&A) expenses increased 9% or $12 million to $139 million in 2003 from $127 million in 2002. As a percentage of net revenues, SG&A expenses decreased to 10% in 2003 compared to 11% in 2002. The increase was primarily related to higher selling costs as a result of higher net revenues, and higher legal costs associated with several lawsuits filed in 2003, 2002, and 2001. Had exchange rates for 2003 remained the same as the average exchange rates incurred in 2002, SG&A expenditures would have been $3 million lower in 2003.

     SG&A expenses declined 30% or $55 million to $127 million in 2002 from $182 million in 2001. As a percentage of net revenues, SG&A expenses decreased to 11% in 2002 compared to 12% in 2001. Selling costs, which declined by $41 million in 2002 from 2001, were the primary cause of the decrease in SG&A. The decreases were primarily due to cost controls, reductions from lower sales and marketing activities, declines in selling commissions related to lower sales and headcount reductions. General and administrative costs decreased by $14 million in 2002 compared to 2001 due to cost controls and headcount reductions.

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

     As a result of the difficult operating conditions that existed in the semiconductor industry, we performed asset impairment reviews of our fixed assets during the third quarter of 2001. Our estimate of fair market value was done by management, which considered an outside appraisal that assumed the assets would continue in use at their current locations. During the third quarter of 2001, we recorded a $462.8 million asset impairment charge related to certain of our fabrication facilities in Colorado Springs, Colorado, Rousset, France and Nantes, France and a $18.5 million charge related to a headcount reduction in Europe. The charges were part of a restructuring plan that included a workforce reduction and the consolidation of manufacturing operations in both the U.S. and Europe.

     Starting in the fourth quarter of 2001, the asset impairment and restructuring actions taken in the third quarter of 2001, were expected to result in estimated expense reductions of approximately $130 million per year, consisting of $105 million reduction in cost of revenues and $25 million reduction in operating expenses. Actual expense reductions are approximately the same as original estimates.

     As a result of the downturn experienced in 2001, we delayed the completion of construction of our fabrication facilities in North Tyneside, UK, and Irving, Texas, to 2002, when we anticipated the industry to rebound. However, after further evaluation of market conditions, we recorded a $341.4 million asset impairment charge in the second quarter of 2002 related to the equipment and facilities for wafer fabrication facilities in Irving, Texas and North Tyneside, U.K. Our estimate of fair market value was done by management, which considered an outside appraisal that assumed the assets would continue in use at their current locations.

     In the third quarter of 2002, we reassessed the overall manufacturing capacity of the Irving facility against the potential anticipated demand and decided to close the Irving, Texas facility, without conducting any commercial production there. The facility was placed on the market for sale in August 2002. As a result of the decision to close the facility and make it available for sale, we recorded $42.2 million of charges in the third quarter of 2002 consisting of an asset impairment charge of $23.5 million, $13.9 million for terminating contracts with suppliers, employee termination costs of $3.7 million for 297 employees, and a $1.1 million charge related to the repayment of a property tax abatement. Also during the third quarter of 2002, we recorded a $2.6 million reversal of restructuring charges as a result of changes to estimates of termination costs related to headcount reduction charges taken in third quarter of 2001. Actual costs incurred for the reductions of European employees were lower than original estimates, primarily for severance and re-hiring incentives.

     We also recorded an asset impairment and restructuring charge of $2.8 million in the fourth quarter of 2002. This charge relates to plans for reorganizing certain programs and a 50-person workforce reduction in Europe.

     The asset impairment and restructuring actions taken in the second, third and fourth quarter of 2002 was expected to result in a reduction of $73 million in depreciation expense, $2 million in manufacturing services, and of $17 million in employee expenses per year. Actual expense reductions are approximately the same as original estimates.

     In December 2003, we re-evaluated the status of the fabrication equipment in our Irving, Texas facility. Because of significant improvements in market conditions, we decided to utilize much of this equipment in other facilities to meet increasing demand. An asset impairment charge of $27.6 million to write down asset values to the lower of their then fair value or original net book value, prior to holding these assets for sale less depreciation relating to the period the assets were held for sale, was recorded in the fourth quarter of 2003. While this facility was held-for-sale, assets were not in use, and were not depreciated. As the equipment is placed into service in 2004, depreciation expense will increase over 2003 levels. We estimate Irving equipment and facility will increase depreciation expense approximately $14 million in 2004.

     The restructuring actions underlying the asset impairment and restructuring charges are proceeding as planned. The 2001 asset impairment and restructuring actions resulted in expense reductions of approximately $107 million in 2002, consisting of a $105 million reduction in cost of revenues and a $2 million reduction in operating expenses. The 2002 asset impairment and restructuring actions resulted in expense reductions of approximately $96 million in 2003, consisting of $95 million reduction in cost of revenues and $1 million reduction in operating expenses. These cost reduction figures exclude subsequent impact of changes in foreign exchange rates.

     In February 2003, we evaluated various strategic alternatives available to us, including a potential sale of the Nantes, France, fabrication facility. Because of improvements in market conditions in the second half of 2003, we have decided to keep our Nantes facility to enable us to meet additional capacity requirements.

Interest and Other Expenses, Net

     Interest and other expenses, net, increased by $15 million to $34 million in 2003 compared to $19 million in 2002. The increase is due to a combination of gains recognized in 2002, primarily on the repurchase of convertible notes of $15 million and sale of land in San Jose of $3 million. In addition, we had a lower average level of invested funds, lower interest rates received and higher losses realized on foreign exchange transactions. Interest expense decreased by $9 million to $36 million in 2003 from $46 million in 2002 due to a decrease in outstanding borrowings.

     Interest and other expenses, net, increased by $4 million to $19 million in 2002 compared to $15 million in 2001. The increase is due to a decline in interest and other income caused by a combination of a lower level of invested funds, lower interest rates received and higher losses realized on foreign exchange transactions, partially offset by larger gains recognized in 2002, primarily on the repurchase of convertible notes of $15 million and sale of land in San Jose of $3 million. Interest expense decreased by $10 million to $46 million in 2002 from $56 million in 2001 due to a decrease in outstanding borrowings.

     During the fourth quarter of 2003, we received approximately $37.9 million from Silicon Storage Technologies, Inc. (SST), constituting the $36.5 million jury award, plus pre- and post-judgment interest, granted in relation to the May 7, 2002, judgment by the District Court for the Northern District of California.

Provision for income taxes

     We recorded tax expense of $14 million and $90 million for the fiscal years ended December 31, 2003 and 2002, respectively and an income tax benefit of $113 million for the fiscal year ended December 31, 2001. This resulted in an effective tax rate of 13% and 16% for 2003 and 2002, respectively, and an effective tax benefit rate of 21% for 2001.

     The income tax expense recorded for 2003 resulted primarily from taxes incurred by our profitable foreign subsidiaries. Additionally, we released $6 million of tax reserves related to issues in tax audits that closed during the year

     The significant increase in income tax expense recorded for 2002 is attributed primarily to an increase in the valuation allowance recorded against deferred tax assets during the year. During 2002, we made an assessment of its prior two years of losses and determined that it was more likely than not that the deferred tax assets will not be realized. As a result, substantially all of deferred tax assets were reserved, resulting in income tax expense for the year ended December 31, 2002. The income tax expense was partially offset by tax refunds of $60 million expected to be realized in the U.S. and increased further by additional tax liabilities incurred by our profitable foreign subsidiaries.

     Our 2000 and 2001 U.S. federal tax returns are currently under examination by the Internal Revenue Service (IRS). The IRS has completed its examination of our 1994 through 1996 tax years and we are currently pursuing resolution of all tax issues with the IRS Appeals Division. We have settled all issues for the 1997 through 1999 tax years with the IRS with no material change in tax expense. In addition, we have various tax audits in progress in certain U.S. states and foreign jurisdictions that we conduct business. We believe that we have adequately provided for all tax, interest and penalties that may arise upon resolution of the respective tax issues.

Liquidity and Capital Resources

     At December 31, 2003, we had a total of $458 million of cash and cash equivalents, short term investments, and restricted cash compared to $468 million at December 31, 2002. Current ratio, calculated as total current assets divided by total current liabilities, improved to 1.8 at December 31, 2003, compared to 1.4 at December 31, 2002. Despite reporting losses during 2003 and 2002, we have generated positive cashflow from operating activities, as net losses were impacted by non-cash depreciation and asset impairment charges. We have used this cash generated to reduce our net debt obligations by $236 million to $513 million at December 31, 2003 from $749 million at December 31, 2002. Working capital increased by $72 million to $417 million at December 31, 2003 compared to $342 million at December 31, 2002.

     Operating Activities: Net cash provided by operating activities was $258 million in 2003, compared to $196 million in 2002. We generated strong operating cash flow in spite of incurring losses due primarily to depreciation, asset impairment charges and other non-cash charges reflected in the statement of operations.

     Accounts receivable increased 10% or $20 million to $215 million at December 31, 2003 from $195 million at December 31, 2002. The average days of accounts receivable outstanding (“DSO”) improved to 52 days at the end of the fourth quarter of 2003 as compared to 58 days at the end of the fourth quarter of 2002. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. We made improvements during 2003 in shipment linearity and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures, this could negatively affect our DSO.

     Inventories decreased by $8 million or 3% to $268 million at December 31, 2003 from $276 million at December 31, 2002. Average days of sales in inventory improved to 95 days at December 31, 2003 compared to 106 days at December 31, 2002. Inventories consist of raw wafers, purchased specialty wafers, work in process, and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, higher shipment levels, increased process complexity, and the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.

     U.S. Federal income tax refunds were a significant source of cash from operating activities in both 2003 and 2002. These refunds were received as a result of taxable losses applied to income taxes paid in prior years on the annual tax returns.

     During 2002, restructuring charges and provision for valuation allowance of deferred income tax assets resulted in non-cash charges that increased net loss but were added back to arrive at net cash provided by operating activities (see Note 16 to the Consolidated Financial Statements).

     Investing Activities: Net cash used by investing activities was $11 million in 2003 compared to $52 million provided during in 2002. The decrease in cash used by investing activities was primarily due to Atmel liquidating less of its investments in 2003 compared to 2002. During 2003, we re-deployed under-utilized manufacturing equipment and improved manufacturing processes to increase yields and production volumes, which allowed us to significantly reduce fixed asset purchases from $104 million in 2002 to $64 million in 2003.

     Financing Activities: Net cash used in financing activities decreased slightly to $264 million in 2003 compared to $270 million in 2002. The decrease is primarily due to increased capital leasing in 2003 of $27 million versus $6 million in 2002, as well as $8 million of stock repurchase activity in 2002 compared to no stock repurchase activity in 2003.

     We believe that our existing balance of cash, cash equivalents and short term investments, together with cash flow from operations, equipment lease financing, and other short- and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

     Net increase in cash and cash equivalents in 2003 and 2002, included increases of $57 million and $36 million, respectively, due to the effect of exchange rate changes on cash balances denominated in foreign currencies. These cash balances were primarily held in certain subsidiaries in Euro denominated accounts and increased in value due to the strengthening of the Euro compared to the U.S. Dollar during these periods. Net decrease in cash and cash equivalents in 2001 included a decrease of $8 million due to the effect of exchange rate changes on cash balances, primarily attributable to the weakening of the Euro compared to the U.S. Dollar during this period.

     During 2004, we expect our operations to generate positive cash flow; however, a significant portion of this cash will be used to repay debt and make capital investments. The amount of cash we use in 2004 will depend largely on the amount of cash generated from our operations. Currently, we expect our 2004 capital expenditures to be approximately $150 million. In 2004 and future years, our capacity to make significant capital investments will depend on our ability to generate substantial cash flow from operations and on our ability to obtain adequate financing.

     The following table describes our commitments to settle contractual obligations in cash as of December 31, 2003. (see Note 8 of Notes to Consolidated Financial Statements).

(In thousands)

	Payments due by period
Contractual Obligations	Up to 1 year	2-3 years	4-5 years	After 5 years	Total
Notes payable	$19,275	$7,619	$27	$1,035	$27,956
Capital leases	121,024	121,240	11,093	13,168	266,525
Convertible notes(a)	—	203,585	264	—	203,849
Line of credit	15,000	—	—	—	15,000

Subtotal debt obligations	155,299	332,444	11,384	14,203	513,330

Capital purchase commitments	43,547	—	—	—	43,547
Long-term supplier contract	828	1,839	2,115	6,950	11,732
Operating leases	8,353	14,507	9,946	5,535	38,341
Other long-term obligations	29,312	28,138	21,000	54,668	133,118

Subtotal other commitments	82,040	44,484	33,061	67,153	226,738

Add: interest	15,973	34,749	3,103	1,277	55,102

Total	$253,312	$411,677	$47,548	$82,633	$795,170

     (a) Zero coupon convertible debt issued in May 2001 is redeemable for cash, at our option, at any time on or after May 23, 2006 in whole or in part at redemption prices equal to the issue price plus accrued original issue discount. At the option of the holders on May 23, 2006, 2011 and 2016, we may be required to redeem the debt at prices equal to the issue price plus accrued original issue discount through date of repurchase. If redeemed at the option of the holder, we may elect to pay the repurchase price in cash, in shares of common stock or in any combination of the two (see Note 8 of Notes to Consolidated Financial Statements). We estimate that the redemption price of these notes in May 2006 would be approximately $228 million.

     Other long-term obligations consist principally of future repayments of $119 million of advances from customers, of which $25 million are included in the column for payments due within 1 year, and have been classified as current liabilities (see Note 3 of Notes to Consolidated Financial Statements).

     Approximately $32 million of the debt included in the capital lease obligations and a $25 million revolving line of credit (with no outstanding borrowing at December 31, 2003) require Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis, and approximately $30 million of the debt obligations have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. In 2002, we renegotiated and amended certain covenants with the lenders, requiring us to maintain restricted cash balances of approximately  €21 million ($27 million at December 31, 2003) with them. We were in compliance with covenants at the end of 2003. If we need to renegotiate any of these covenants in the future, and the lenders refuse and we are unable to comply with the covenants, then we may immediately be required to repay the loans concerned. In the event we are required to repay these loans ahead of their due dates, we believe that we have the resources to make such repayments, but such payments could adversely impact our liquidity.

     Our ability to service long-term debt in the US or to obtain cash for other needs from our foreign subsidiaries may be structurally impeded. Since a substantial portion of our operations are conducted through our foreign subsidiaries, our cash flow and ability to service debt are partially dependent upon the liquidity and earnings of our subsidiaries as well as the distribution of those earnings, or repayment of loans or other payments of funds by those subsidiaries, to the US parent corporation. These foreign subsidiaries are separate and distinct legal entities and may have limited or no obligation, contingent or otherwise, to pay any amounts to us, whether by dividends, distributions, loans or other payments. However, the US parent corporation owes much of our consolidated long-term debt, including our outstanding issue of convertible notes.

Off Balance Sheet Arrangements

     In the ordinary course of business, we have investments in privately held companies which may be considered variable interest entities. We have evaluated our investments in these other privately held companies and have determined that there will be no material impact on our operating results or financial condition upon the adoption of FIN 46.

     Under FIN 46, certain events can require a reassessment of our investments in privately held companies to determine if they are variable interest entities and which of the stakeholders will be the primary beneficiary. As a result of such events, we may be required to make additional disclosures or consolidate these entities. We may be unable to influence these events.

     We had $44 million in outstanding purchase commitments at December 31, 2003 for delivery of manufacturing equipment in 2004.

     During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either Atmel or its subsidiaries. As of December 31, 2003, the maximum potential amount of future payments that Atmel could be required to make under these guarantee agreements was approximately $11 million. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity, if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46-R) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (SPEs) created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity. The Company believes that the adoption of FIN 46-R will not have a material impact on the Company’s consolidated financial statements.

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

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132 (“FAS 132 (revised 2003)”).” This Statement revises employers’ disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The new disclosure provisions, effective for 2003 calendar year-end financial statements, were adopted by the Company. The provisions of this Statement, which have a later effective date, are currently being evaluated by the Company.

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

     We believe that our future sales will depend substantially on the success of our new products. Our new products are generally incorporated into our customers’ products or systems at the design stage. However, design wins may precede volume sales by a year or more. We may not be successful in achieving design wins or design wins may not result in future revenues, which depend in large part on the success of the customer’s end product or system. The average selling price of each of our products usually declines as individual products mature and competitors enter the market. To offset average selling price decreases, we rely primarily on reducing costs to manufacture those products, increasing unit sales to absorb fixed costs and introducing new, higher priced products which incorporate advanced features or integrated technologies to address new or emerging markets. Our operating results could be harmed if such cost reductions and new product introductions do not occur in a timely manner. From time to time, our quarterly revenues and operating results can become more dependent upon orders booked and shipped within a given quarter and, accordingly, our quarterly results can become less predictable and subject to greater variability.

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

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS

     The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The semiconductor industry faced severe business conditions with global semiconductor revenues for the industry declining 32% to approximately $139 billion in 2001, compared to revenues in 2000. The semiconductor industry began to turnaround in 2002 with global semiconductor sales increasing modestly by 1% to approximately $141 billion. In 2003, global semiconductor sales increased 18% to $166 billion.

     Atmel’s operating results have been harmed by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity and declining gross margins. In 2001 we recorded a $463 million charge to recognize impairment in value of our manufacturing equipment in Colorado Springs, Colorado, Rousset, France and Nantes, France. In addition, we recorded a $19 million charge for the costs of reducing our workforce in our European manufacturing operations. We also recorded an asset impairment charge of $341 million in the second quarter 2002 to write down to fair value the book value of our fabrication equipment in Irving, Texas and North Tyneside, U.K. We recorded a restructuring and asset impairment charge in the third quarter of 2002 of $42 million, primarily in connection with the closing of our Irving, Texas 8-inch wafer fabrication facility and making it available for sale. The charges consisted of costs for reduction in headcount, asset write-downs, and expenses associated with our decision to close the facility. We recorded a restructuring and asset impairment charge in the fourth quarter 2002 of $3 million. This charge related to plans for reorganizing certain programs and a reduction in headcount in Europe. In December 2003, we re-evaluated the status of the fabrication equipment in our Irving, Texas facility and because of increasing demand we decided to utilize much of this equipment in other facilities. An asset impairment charge of $27.6 million was recorded in the fourth quarter of 2003. Our business may be harmed in the future not only by cyclical conditions in the semiconductor industry as a whole but also by slower growth in any of the markets served by our customer products.

OUR LONG-TERM DEBT COULD HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING, AND OUR ABILITY TO MEET OUR DEBT OBLIGATIONS WILL BE DEPENDENT UPON OUR FUTURE PERFORMANCE.

     As of December 31, 2003, our long term convertible notes and long term debt less current portion was $358 million compared to $454 million at December 31, 2002. Our long-term debt (less current portion) to equity ratio was 0.4 and 0.5 at December 31, 2003 and December 31, 2002, respectively. Our current debt levels as well as any increase in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

          Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures aggregating $1,951 million in 1999, 2000 and 2001, in large part preparing for expected increases in demand. However, in light of falling demand we have recognized asset impairment charges aggregating $828 million in 2001 and 2002. We intend to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. Currently, we expect our 2004 capital expenditures to be approximately $150 million. We may seek additional equity or debt financing to fund further enhancement of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

IF WE DO NOT SUCCESSFULLY ADJUST OUR MANUFACTURING CAPACITY IN LINE WITH DOWNTURNS IN OUR INDUSTRY OR INCREASES IN DEMAND, OUR BUSINESS COULD BE HARMED.

          In 2000 and 2001, we made substantial capital expenditures to increase our wafer fabrication capacity at our facilities in Colorado Springs, Colorado and Rousset, France. We also currently manufacture our products at our facilities in Heilbronn, Germany; Grenoble, France; and Nantes, France.

          During economic upturns in the semiconductor industry we may need to increase our manufacturing capacity to a level that meets demand for our products in order to achieve and maintain profitability. During economic downturns in our industry, expensive manufacturing machinery may be underutilized or may need to be sold off at significantly discounted prices, although we continue to be liable to make payments on the debt that financed its purchase. At the same time, employee and other manufacturing costs may need to be reduced.

          Since 2001, our gross margin has declined significantly as a result of the increase in fixed costs and operating expenses related to the expansion of capacity in 2000 and 2001 and lower unit sales over which to spread these costs. If the pace of the current economic recovery in the semiconductor industry does not sufficiently improve, our inability to reduce fixed costs, such as depreciation, and employee and other expenses necessary to maintain and operate our wafer manufacturing facilities would continue to harm our operating results.

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

          In December 2003, we re-evaluated the status of the fabrication equipment in our Irving, Texas facility. Because of significant improvements in market conditions, we decided to utilize much of this equipment in other facilities to meet increasing demand. An asset impairment charge of $27.6 million to write down asset values to the lower of their then fair value or original net book value, prior to holding these assets for sale less depreciation relating to the period the assets were held for sale, was recorded in the fourth quarter of 2003.

          We continue to evaluate the current restructuring and asset impairment reserves as the restructuring plans are being executed and as a result, there may be additional restructuring charges or reversals of previously established reserves.

          During economic downturns in our industry we may have to reduce our wafer fabrication capacity. Reducing our wafer fabrication capacity involves significant potential costs and delays, particularly in Europe, where we have substantial manufacturing facilities and where the extensive statutory protection of employees imposes substantial costs and delays on their employers when the market requires downsizing. Such costs and delays include compensation to employees and local government agencies, requirements and approvals of governmental and judicial bodies, and losses of governmental subsidies. We may experience labor union objections or other difficulties while implementing a downsizing. Any such difficulties that we experience would harm our business and operating results, either by deterring needed downsizing or by the additional costs of accomplishing it in Europe relative to America or Asia.

          If we cannot expand our capacity on a timely basis during economic upturns in the semiconductor industry, we could experience significant capacity constraints that would prevent us from meeting increased customer demand, which would also harm our business.

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

          Whether demand for semiconductors is rising or falling, we are constantly required by competitive pressures in the industry to successfully implement new manufacturing technologies in order to reduce the geometries of our semiconductors and produce more integrated circuits per wafer. We are developing processes that support effective feature sizes as small as 0.13-microns, and we are studying how to implement advanced manufacturing processes with even smaller feature sizes.

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

          We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Fujitsu, Hitachi, Intel, LSI Logic, Microchip, Motorola, Sharp, STMicroelectronics and Texas Instruments. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced our new products, we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability.

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

OUR OPERATIONS AND FINANCIAL RESULTS COULD BE HARMED BY NATURAL DISASTERS OR TERRORIST ACTS.

          Since the attacks on the World Trade Center and the Pentagon, certain insurance coverage has either been reduced or made subject to additional conditions by our insurance carriers, and we have not been able to maintain all necessary insurance coverage at reasonable cost. Instead, we have relied to a greater degree on self-insurance. For example, we now cover the expense of property loss up to $10 million per event. Our headquarters, some manufacturing facilities and some of our major vendors’ and customers’ facilities are located near major earthquake faults and in potential terrorist target areas. If a major earthquake or other disaster or a terrorist act impacts us and insurance coverage is unavailable for any reason, we may need to spend significant amounts to repair or replace our facilities and equipment, we may suffer a temporary halt in our ability to transport product and we could suffer damages of an amount sufficient to harm our business, financial condition and results of operations.

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.

          Sales to customers outside North America accounted for approximately 82%, 78%, and 75% of net revenues in 2003, 2002, and 2001. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:

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

          Approximately 72%, 75%, and 79% of our net revenues in 2003, 2002, and 2001 were denominated in U.S. dollars. During these periods our products became less price competitive in countries with currencies declining in value against the dollar. In 1998, business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. Approximately 49%, 43%, and 38% of net revenues were generated in Asia in 2003, 2002 and 2001.

WHEN WE TAKE FOREIGN ORDERS DENOMINATED IN LOCAL CURRENCIES, WE RISK RECEIVING FEWER DOLLARS WHEN THESE CURRENCIES WEAKEN AGAINST THE DOLLAR, AND MAY NOT BE ABLE TO ADEQUATELY HEDGE AGAINST THIS RISK.

          When we take a foreign order denominated in a local currency we will receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenues, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, these negative impacts on revenues can be partially offset by positive impacts on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in European currencies and yen as a percentage of net revenues were 26% and 2% in 2003, 22% and 3% in 2002, and 16% and 5% in 2001, respectively. We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

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

          We have in the past been involved in intellectual property infringement lawsuits, which harmed our operating results and are currently involved in intellectual property infringement lawsuits which may harm our future operating results. Although we intend to vigorously defend against any such lawsuits, we may not prevail given the complex technical issues and inherent uncertainties in patent and intellectual property litigation. Moreover, the cost of defending against such litigation, in terms of management time and attention, legal fees and product delays, could be substantial, whatever the outcome. If any patent or other intellectual property claims against us are successful, we may be prohibited from using the technologies subject to these claims, and if we are unable to obtain a license on acceptable terms, license a substitute technology, or design new technology to avoid infringement, our business and operating results may be significantly harmed.

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

          We manufacture wafers for our products at our fabrication facilities, and the wafers are then sorted and tested at our facilities. After wafer testing, we ship the wafers to one of our independent assembly contractors located in China, Hong Kong, Indonesia, Japan, Malaysia, the Philippines, South Korea, Taiwan or Thailand where the wafers are separated into die, packaged and, in some cases, tested. Our reliance on independent contractors to assemble, package and test our products involves significant risks, including reduced control over quality and delivery schedules, the potential lack of adequate capacity and discontinuance or phase-out of the contractors’ assembly processes. These independent contractors may not continue to assemble, package and test our products for a variety of reasons. Moreover, because our assembly contractors are located in foreign countries, we are subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates. Accordingly, we may experience problems in timelines and the adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

WE ARE SUBJECT TO ENVIRONMENTAL REGULATIONS, WHICH COULD IMPOSE UNANTICIPATED REQUIREMENTS ON OUR BUSINESS IN THE FUTURE. ANY FAILURE TO COMPLY WITH CURRENT OR FUTURE ENVIRONMENTAL REGULATIONS MAY SUBJECT US TO LIABILITY OR SUSPENSION OF OUR MANUFACTURING OPERATIONS.

          We are subject to a variety of international, federal, state and local governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes. Increasing public attention has been focused on the environmental impact of semiconductor operations. Although we have not experienced any material adverse effect on our operations from environmental regulations, any changes in such regulations or in their enforcement may impose the need for additional capital equipment or other requirements. If for any reason we fail to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations, we could be subject to substantial liability or our manufacturing operations could be suspended.

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

          We have short-term debt, long-term debt, capital leases and convertible notes totaling approximately $513 million at December 31, 2003. Approximately $368 million of these borrowings have fixed interest rates. We have approximately $145 million of floating interest rate debt of which $98 million is Euro denominated. We do not hedge against this interest rate risk and could be negatively affected should either of these rates increase significantly. A hypothetical 100 basis point increase in interest rates would have a $1.5 million adverse impact on income before taxes on our Consolidated Statements of Operations for 2003. While there can be no assurance that both of these rates will remain at current levels, we believe that any rate increase will not cause significant negative impact to our operations and to our financial position.

          The following table presents the hypothetical changes in interest expense related to our outstanding borrowings for the year ending December 31, 2003 that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 5%, 10% and 15% for the year ended December 31, 2003.

Interest
	Interest expense given an interest			expense with	Interest expense given an interest
	rate decrease by X basis points			no change in	rate increase by X basis points
	150 BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS

Interest expense	$34,026	$34,816	$35,606	$36,396	$37,186	$37,976	$38,766

          The following table presents the hypothetical changes in fair value in our outstanding convertible notes at December 31, 2003 that is sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS over a twelve-month time horizon. The base value represents the fair market value of the notes (in thousands):

	Valuation of borrowing given an interest			Valuation with	Valuation of borrowing given an
	rate decrease of X basis points			no change in	interest rate increase of X basis points
	150 BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS

Convertible notes	$201,995	$200,991	$199,993	$199,000	$198,012	$197,030	$196,053

Market Risk Sensitive Instruments

          We did not use derivative financial instruments in our operations during 2003.

Foreign Currency Risk

          When we take a foreign order denominated in a local currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. In 2003, the impact of the change in foreign currency represents 50% of net loss (as discussed in the overview section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign denominated transactions that occurred in 2003 were recorded using the average 2002 foreign currency rates. Sales denominated in foreign currencies were 28%, 25% and 21% in 2003, 2002 and 2001, respectively. Sales denominated in Euros were 26%, 22%, and 16% in 2003, 2002 and 2001 respectively. Sales denominated in yen were 2%, 3% and 5% in 2003, 2002 and 2001 respectively. Costs denominated in foreign currencies, primarily the Euro, were approximately 53% in 2003 and 48% in 2002 and 2001.

          We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately, 36% and 29% of our accounts receivable are denominated in foreign currency as of December 31, 2003 and 2002 respectively.

          We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately, 53% and 55% of our accounts payable were denominated in foreign currency as of December 31, 2003 and 2002, respectively. Approximately, 39% and 21% of our debt obligations were denominated in foreign currency as of December 31, 2003 and 2002, respectively.

          In 2004, we plan to implement a hedging program to reduce our risk and to minimize the short term impact of foreign currency fluctuations. We anticipate using derivative instruments to manage foreign currency cash flows, and asset and liability exposures. We will not enter into foreign exchange contracts for trading purposes. The accounting for these derivative instruments will follow SFAS No. 133.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited, in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended December 31, 2003
Net revenues	$296,478	$318,472	$335,187	$380,498
Loss from operations	(41,669)	(32,646)	(22,464)	(10,697)
Net income (loss)	(53,120)	(44,077)	(31,791)	10,996
Basic and diluted net income (loss) per share	(0.11)	(0.09)	(0.07)	0.02
Price range of common stock/share
High	2.62	3.08	4.96	6.85
Low	1.47	1.67	2.60	4.10
Year ended December 31, 2002
Net revenues	$275,773	$314,753	$298,657	$304,631
Loss from operations	(41,175)	(368,900)	(96,126)	(26,500)
Net loss	(44,333)	(478,931)	(102,325)	(16,207)
Basic and diluted net loss per share	(0.09)	(1.02)	(0.22)	(0.03)
Price range of common stock/share
High	10.14	10.85	6.12	4.05
Low	6.90	5.82	1.06	0.70

          Other information required by this Item regarding Consolidated Financial Statements and Supplementary Data is set forth in the Consolidated Financial Statements and related notes, and Report of the Independent Auditors, which appear on pages 46 through 73 of this Report on Form 10-K.

          In conjunction with a patent license agreement, a charge of $10,000 was previously recorded in interest and other expense, in Form 10-Q for the quarter ended March 31, 2003. This amount was reclassified and is now included in cost of revenues and operating loss in the above table.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

          As of the end of the period covered by this Annual Report on Form 10-K, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Atmel’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     (b)  Changes in internal control over financial reporting.

          During the fiscal quarter ended December 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information required by this Item regarding directors, executive officers and our code of ethics set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2004 (the “2004 Proxy Statement”), is incorporated herein by reference. Information regarding Registrant’s executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

          Information required by this Item regarding compensation of Registrant’s directors and executive officers set forth under the captions “Election of Directors — Director Compensation” and “Executive Compensation” in the 2004 Proxy Statement is incorporated herein by reference (except to the extent allowed by Item 402 (a)(8) of Regulation S-K).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information required by this Item regarding beneficial ownership of Registrant’s common stock by certain beneficial owners and management of Registrant, as well as equity compensation plans, set forth under the captions “Security Ownership” and “Equity Compensation Plan Information” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required by this Item regarding certain relationships and related transactions with management set forth under the caption “Transactions with Management” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          Information required by this Item regarding accounting fees and services set forth under the caption “Ratification of Appointment of Independent Accountants” in the 2004 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of, or incorporated by reference into, this Report on Form 10-K:

2.	Financial Statement Schedules.

	The following Financial Statement Schedules for the years ended December 31, 2003, 2002 and 2001 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto.
	Report of Independent Auditors on Financial Statement Schedule	73
	Valuation and Qualifying Accounts	74

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

3.1	Restated Certificate of Incorporation of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 0-19032).

3.2	Bylaws of Registrant, as amended.

3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock (which is incorporated herein by reference to Exhibit A of Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

4.1	Amended and Restated Preferred Shares Rights Agreement dated as of October 18, 1999, between Atmel Corporation and BankBoston, N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

10.1+	1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991).

10.2+	1991 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).

10.3+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19032).

10.4+	1996 Stock Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).

10.5	Indenture, dated as of April 21, 1998, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture) (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-59261) filed on July 16, 1998).

10.6	First Supplemental Indenture, dated as of October 15, 1999, to Indenture dated as of April 21, 1998, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).

10.7	Registration Rights Agreement dated as of April 21, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-59261) filed on July 16, 1998).

10.8	Indenture, dated as of May 23, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture) (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-63996) filed on June 27, 2001).

10.9	Registration Rights Agreement dated as of May 23, 2001, by and among the Registrant and Morgan Stanley & Co. Incorporated, Credit Lyonnais Securities (USA) Inc. and Needham & Company, Inc. (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-63996) filed on June 27, 2001).

21.1	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney (included on the signature pages hereof)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management compensatory plan, contract or arrangement.

(b)	Reports on Form 8-K. On October 16, 2003, Registrant filed a report on Form 8-K furnishing, pursuant to Item 12, a press release relating to its financial information for the three months ended September 30, 2003 and forward-looking statements relating to the fourth quarter of 2003, as presented in a press release of October 16, 2003.

(c)	Exhibits. See Item 15(a)(3) above.

(d)	Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION

March 12, 2004	By:	/s/ George Perlegos

George Perlegos
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Perlegos and Francis Barton, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on March 12, 2004 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ George Perlegos	President, Chief Executive Officer and Director
(principal executive officer)
(George Perlegos)

/s/ Francis Barton	Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
(Francis Barton)

/s/ Gust Perlegos	Director

(Gust Perlegos)

/s/ Tsung-Ching Wu	Director

(Tsung-Ching Wu)

/s/ T. Peter Thomas	Director

(T. Peter Thomas)

/s/ Norm Hall	Director

(Norm Hall)

/s/ Pierre Fougere	Director

(Pierre Fougere)

/s/ Dr. Chaiho Kim	Director

(Dr. Chaiho Kim)

/s/ David Sugishita	Director

(David Sugishita)

Atmel Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

		Years Ended December 31,
	2003	2002	2001

Net revenues	$1,330,635	$1,193,814	$1,472,268
Operating expenses
Cost of revenues	1,024,399	962,869	1,057,623
Research and development	247,636	253,163	268,056
Selling, general and administrative	138,804	126,682	182,183
Asset impairment and restructuring charges	27,272	383,801	481,296

Total operating expenses	1,438,111	1,726,515	1,989,158

Loss from operations	(107,476)	(532,701)	(516,890)
Proceeds from legal award	37,850	—	—
Interest and other expenses, net	(34,425)	(18,866)	(14,503)

Loss before taxes	(104,051)	(551,567)	(531,393)
(Provision for) benefit from income taxes	(13,945)	(90,229)	113,045

Net loss	$(117,996)	$(641,796)	$(418,348)

Basic and diluted net loss per share:	$(0.25)	$(1.37)	$(0.90)

Shares used in basic and diluted net loss per share calculations	469,869	466,949	464,575

The accompanying notes are an integral part of these financial statements.

Atmel Corporation

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$385,887	$346,371
Short-term investments	45,167	99,431
Accounts receivable, net of receivable reserves of $16,411 in 2003 and $22,415 in 2002	215,303	195,182
Inventories	268,074	276,069
Other current assets	54,198	107,672

Total current assets	968,629	1,024,725
Fixed assets, net	1,121,367	1,049,031
Fixed assets held for sale	—	174,651
Other assets	37,859	32,025
Cash – restricted	26,835	22,127

Total assets	$2,154,690	$2,302,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$155,299	$163,444
Convertible notes	—	132,485
Trade accounts payable	144,476	95,002
Accrued liabilities and other	232,251	271,139
Deferred income on shipments to distributors	19,160	20,791

Total current liabilities	551,186	682,861
Long-term debt less current portion	154,182	259,261
Convertible notes	203,849	194,248
Other long-term liabilities	227,356	197,046

Total liabilities	1,136,573	1,333,416

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock; par value $0.001: Authorized:1,600,000 shares; Shares issued and outstanding: 473,047 at December 31, 2003 and 465,630 at December 31, 2002	473	466
Additional paid-in capital	1,269,071	1,252,273
Accumulated other comprehensive income	205,265	55,100
Accumulated deficit	(456,692)	(338,696)

Total stockholders’ equity	1,018,117	969,143

Total liabilities and stockholders’ equity	$2,154,690	$2,302,559

The accompanying notes are an integral part of these financial statements.

Atmel Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001

Cash from operating activities
Net loss	$(117,996)	$(641,796)	$(418,348)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	279,013	253,588	302,016
Asset impairment charge	27,272	365,719	462,768
Deferred taxes	(135)	142,067	(94,335)
Tax benefit of stock option purchases	—	4,408	3,601
(Gain) loss on sales of fixed assets	(246)	(3,927)	7,815
Provision (recovery) of doubtful accounts receivable	(1,219)	2,526	5,502
Accrued interest on zero coupon convertible debt	12,204	17,365	13,098
Gain on repurchase of convertible notes	—	(14,751)	—
Stock compensation charge	3,033	—	—
Other	(2,331)	2,300	(1,754)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(16,703)	87	198,183
Inventories	22,511	36,147	(19,399)
Other assets	(1,362)	11,900	(19,319)
Trade accounts payable and other accrued liabilities	(12,869)	(10,788)	(97,102)
Federal, state, local and foreign taxes	68,276	34,698	(36,203)
Deferred income on shipments to distributors	(1,690)	(3,639)	(9,407)

Net cash provided by operating activities	257,758	195,904	297,116

Cash from investing activities
Acquisition of fixed assets	(64,422)	(104,208)	(818,181)
Sales of fixed assets	4,029	22,077	1,533
(Increase) decrease in restricted cash	(4,708)	(22,127)	51,000
Purchase of investments	(52,858)	(59,916)	(176,586)
Sale or maturity of investments	107,237	215,913	433,429

Net cash provided (used in) by investing activities	(10,722)	51,739	(508,805)

Cash from financing activities
Issuance of notes payable	—	—	10,100
Proceeds from issuance of convertible bonds	—	—	200,027
Proceeds from capital leases and notes	27,478	5,704	104,944
Principal payments on capital leases and notes	(166,767)	(256,689)	(225,745)
Repurchase of convertible notes	(134,640)	(21,798)	—
Repurchase and retirement of common stock	—	(8,468)	—
Issuance of common stock	9,610	10,934	15,390

Net cash (used in) provided by financing activities	(264,319)	(270,317)	104,716

Effect of exchange rate changes on cash and cash equivalents	56,799	35,914	(8,177)

Net increase (decrease) in cash and cash equivalents	39,516	13,240	(115,150)

Cash and cash equivalents at beginning of year	346,371	333,131	448,281

Cash and cash equivalents at end of year	$385,887	$346,371	$333,131

Supplemental cash flow disclosures:
Interest paid	$25,472	$28,636	$43,573
Income taxes (refunded) paid, net	(51,553)	(79,847)	55,143
Issuance of common stock for intangible assets	5,090	—	—
Fixed asset purchases in accounts payable	15,967	10,829	32,849
Fixed assets acquired under capital leases	—	25,849	—
Issuance of common stock in exchange for intangible assets	5,090	25,849	—

The accompanying notes are an integral part of these financial statements.

Atmel Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock			Retained	Accumulated
			Additional	Earnings	other
		Par	paid-in	(Accumulated	comprehensive
	Shares	value	capital	deficit)	income (loss)	Total

Balances December 31, 2000	462,473	$462	$1,226,412	$721,448	$(53,465)	$1,894,857
Sales of stock
Exercise of options	2,534	3	4,718	—	—	4,721
Employee stock purchase plan	1,052	1	10,668	—	—	10,669
Tax benefit from exercise of options	—	—	3,601	—	—	3,601
Other comprehensive income
Unrealized gain on investments				—	4,355	4,355
Foreign currency translation adjustment				—	(13,328)	(13,328)
Net loss				(418,348)	—	(418,348)

Comprehensive loss				(418,348)	(8,973)	(427,321)

Balances December 31, 2001	466,059	466	1,245,399	303,100	(62,438)	1,486,527

Sales of stock Exercise of options	1,331	1	2,830	—	—	2,831
Employee stock purchase plan	2,619	3	8,100	—	—	8,103
Repurchase and retirement of shares	(4,379)	(4)	(8,464)	—	—	(8,468)
Tax benefit from exercise of options	—	—	4,408	—	—	4,408
Other comprehensive income
Unrealized loss on investments					(3,348)	(3,348)
Foreign currency translation adjustment					120,886	120,886
Net loss				(641,796)		(641,796)

Comprehensive income (loss)				(641,796)	117,538	(524,258)

Balances December 31, 2002	465,630	466	1,252,273	(338,696)	55,100	969,143

Sales of stock
Exercise of options	1,403	1	2,537			2,538
Employee stock purchase plan	5,014	5	7,067			7,072
Adjustment to tax benefit from exercise of options			(928)			(928)
Issuance of common stock in exchange for intangible assets	1,000	1	5,089			5,090
Stock compensation charge			3,033			3,033
Other comprehensive income
Unrealized loss on investments					(669)	(669)
Foreign currency translation adjustment					150,834	150,834
Net loss				(117,996)		(117,996)

Comprehensive income (loss)				(117,996)	150,165	32,169

Balances December 31, 2003	473,047	$473	$1,269,071	$(456,692)	$205,265	$1,018,117

The accompanying notes are an integral part of these financial statements.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, employee data, and where otherwise indicated)

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

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include reserves for inventory, the sales return reserve, restructuring charges, allowances for doubtful accounts receivable, the warranty reserve, estimates for useful lives associated with long-lived assets, asset impairments, net realizable value for inventories, certain accrued liabilities and income taxes and tax valuation allowances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

          For certain of Atmel’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Investments in debt securities are carried at fair value based on quoted market prices. At December 31, 2003, the estimated fair value of the convertible notes was approximately $199,000, as compared to book value of $203,849. The estimated fair value has been determined by the Company using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that Atmel could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

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

Inventories

          Inventories are stated at the lower of cost (first-in, first-out for materials and purchased parts and average cost for work in progress and finished goods) or market and comprise the following:

December 31,	2003	2002

Materials and purchased parts	$11,103	$13,557
Work in progress	191,886	193,540
Finished goods	65,085	68,972

Total	$268,074	$276,069

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

          Inventory reserves at December 31, 2003 and 2002 were $100,686 and $89,800, respectively.

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

Grant Recognition

          Atmel receives grants from certain government authorities for expanding operations or performing technical services. Grants are recognized as receivable at the time specified milestones have been met for receiving them. Grants are amortized as a reduction of expenses over the period the related obligations are fulfilled.

Advertising Costs

          Atmel expenses all advertising costs as incurred. Advertising costs were not significant in 2003, 2002 and 2001.

Foreign Currency Translation

          Atmel uses the U.S. dollar as its functional currency and its major international subsidiaries use their local currencies as their respective functional currencies. Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period. The effect of translating the accounts of Atmel’s foreign subsidiaries into U.S. dollars has been included in stockholders’ equity as a cumulative foreign currency translation adjustment. Gains and losses from remeasurement of assets and liabilities denominated in currencies other than the respective functional currencies are included in the consolidated statements of operations. Gains (losses) due to foreign currency remeasurement included in interest and other income for the years ended December 31, 2003, 2002 and 2001 were ($7,312), ($3,135) and $5,640.

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

          The following table illustrates the effect on net loss and net loss per share if Atmel had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation. The estimated fair value of each Atmel option is calculated using the Black Scholes option pricing model.

	2003	2002	2001

Net loss – as reported	$(117,996)	$(641,796)	$(418,348)
Add: compensation expense for ESPP included in Net loss reported	3,033
Deduct: compensation expense based on fair value	(17,200)	(22,619)	(17,713)

Net loss – pro forma	$(132,163)	$(664,415)	$(436,061)

Basic and diluted net loss per share– as reported	$(0.25)	$(1.37)	$(0.90)
Basic and diluted net loss per share – pro forma	$(0.28)	$(1.42)	$(0.94)

          See Note 12 for a summary of the assumptions used to estimate the fair value of equity instruments granted to employees.

Certain Risks and Concentrations

          Atmel sells its products primarily to OEMs and distributors in North America, Europe and Asia, generally without requiring any collateral. Atmel performs ongoing credit evaluations and maintains adequate allowances for potential credit losses. No customer represented more than ten percent of accounts receivable as of December 31, 2003 and 2002 or net revenues for the years ended December 31, 2003, 2002 and 2001.

          The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. Our financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing process technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. As a result, Atmel may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors. Atmel believes that our existing sources of liquidity, including the Company’s cash, cash equivalents and investments, will be adequate to support our operating and capital investment activities for the next twelve months.

Income Taxes

     Atmel’s provision for (benefit from) income tax is comprised of its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more likely than not to be recoverable against future taxable income. No U.S. taxes are provided on earnings of non-US subsidiaries, to the extent such earnings are deemed to be permanently invested.

          Atmel’s income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. The Company’s tax calculations may, however, be subject to audit by the respective tax authority. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due. This expense is recorded in the period that the liability is identified. To the extent that it is ultimately determined that the liability is less than that originally accrued, the excess liability is reversed and a tax benefit is recognized. The Company records an additional charge in its provision for taxes in the period in which the Company determines that the recorded tax liability is less than what the Company expects the ultimate assessment to be.

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

Comprehensive Income (Loss)

          Comprehensive income (loss) is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss) for Atmel arises from foreign currency translation adjustments and unrealized gains (losses) on securities. Comprehensive income is shown in the statement of stockholders’ equity. As of December 31, 2003, the accumulated other comprehensive income consisted of unrealized income on securities of $552 and foreign currency translation adjustments of $204,713. As of December 31, 2002, the accumulated other comprehensive income consisted of unrealized income on securities of $1,221 and foreign currency translation adjustments of $53,879.

Net loss per share

          Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for that period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, warrants and convertible securities for all periods.

Product Warranties

          The Company warrants finished goods against defects in material and workmanship under normal use and service typically for periods of 90 days to one year. A liability for estimated future costs under product warranties is recorded when products are shipped.

Research and Development and Software Development Costs

          Costs incurred in the research and development of Atmel’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility and capitalized thereafter until the product is available for general release to customers. No software development costs were capitalized during the years ended December 31, 2003, 2002 and 2001 since costs incurred subsequent to establishment of technological feasibility were not material.

Recent Accounting Pronouncements

          In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity, if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46-R) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (SPEs) created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity. The Company believes that the adoption of FIN 46-R will not have a material impact on the Company’s consolidated financial statements.

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

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132 (“FAS 132 (revised 2003)”).” This Statement revises employers’ disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The new disclosure provisions, effective for 2003 calendar year-end financial statements, were adopted by the Company. The provisions of this Statement, which have a later effective date, are currently being evaluated by the Company.

Reclassifications

          Certain reclassifications have been made to the 2001 and 2002 amounts to conform to the 2003 presentations. These reclassifications did not change the previously reported net loss or the total assets of Atmel.

Note 2
ACQUISITIONS AND DISPOSITIONS

Disposition of Assets

          In September 2002, Atmel completed the sale of certain land located in North Tyneside, UK for cash of $13,900. Atmel recorded a gain of $1,000, after disposal costs, which is included in Atmel’s Consolidated Statements of Operations under the caption “Interest and other expenses, net.”

          In November 2002, Atmel completed the sale of certain land located in San Jose, California, for cash of $4,430. Atmel recorded a gain of $3,500, after disposal costs, which is included in Atmel’s Consolidated Statements of Operations under the caption “Interest and other expenses, net.”

Note 3
BALANCE SHEET DETAIL

          Other current assets consist of the following:

December 31,	2003	2002

Income tax receivable	$6,624	$61,750
VAT receivable	26,616	25,249
Grants receivable	6,027	7,249
Other	14,931	13,424

Total	$54,198	$107,672

          Other assets consist of the following:

December 31,	2003	2002

Intangible Assets	$33,384	$27,130
Investment in privately held companies	4,475	4,895

Total	$37,859	$32,025

          Accrued liabilities and other consist of the following:

December 31,	2003	2002

Advance payments from customer	$9,762	$10,000
Federal, state, local and foreign taxes	58,778	70,650
Accrued salaries and benefits	62,917	86,560
Deferred grants	22,414	20,233
Warranty reserves and accrued returns, royalties and licenses	26,782	34,943
Restructuring	11,732	16,500
Accrued expenses	20,554	15,710
Deferred income tax liability	—	6,539
Other	19,312	10,004

Total	$232,251	$271,139

          Other long-term liabilities consist of the following:

December 31,	2003	2002

Advance payments from customer	$94,668	$104,668
Income tax payable	60,950	51,396
Accrued pension liability	34,265	24,586
Long term technology license payable	15,051	—
Deferred income tax liability	7,748	5,504
Other	14,674	10,892

Total	$227,356	$197,046

          As of December 31, 2003, Atmel has recorded $104,430 in customer advances, of which $9,762 is recorded in accrued liabilities and $94,668 in other long-term liabilities. The customer advances relate to financings and supply agreements into which Atmel entered with a specific customer in 2000. The supply agreements call for the Company to make available to the customers a minimum quantity of products. Minimum payments are required each year on these agreements, with additional payments to be made if the customers exceed certain purchasing levels. Minimum payments required to be made annually are the greater of 15% of value of product shipped to customer or $10,000, until such time that the advances have been fully repaid.

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

Note 4
SHORT-TERM INVESTMENTS

          All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders’ equity. Realized gains and losses are recorded based on the specific identification method. For fiscal years 2003, 2002 and 2001, gross realized gains and losses on short-term investments were $93, $402 and $199. The carrying amount of Atmel’s investments is shown in the table below:

	2003		2002

December 31,	Book Value	Market Value	Book Value	Market Value

U.S. Government obligations	$3,001	$3,017	$22,075	$22,349
State and municipal securities	5,000	5,000	6,000	6,000
Corporate securities and other obligations	36,614	37,150	70,135	71,082

	44,615	45,167	98,210	99,431
Unrealized gains	552	—	1,221	—

Total	$45,167	$45,167	$99,431	$99,431

          At December 31, 2003, investments with scheduled maturities within one year were $14,782 and for over one year were $29,833. At December 31, 2002, investments with scheduled maturities within one year were $59,951 and for over one year were $38,259. Atmel has classified all investments with maturity dates of 90 days or more as short term since it has the ability to redeem them within the year.

Note 5
FIXED ASSETS

December 31,	2003	2002

Land	$55,339	$37,453
Buildings and improvements	482,649	501,544
Machinery and equipment	1,854,942	1,438,048
Furniture and fixtures	88,213	91,160
Construction in progress	57,219	29,998

	2,538,362	2,098,203
Less accumulated depreciation and amortization	(1,416,995)	(1,049,172)

Fixed assets, net	$1,121,367	$1,049,031

          Fixed assets include building and improvements, and machinery and equipment acquired under capital leases of $409,435 and $481,009 at December 31, 2003 and 2002. Related accumulated depreciation amounted to $284,836 and $283,620, respectively. Depreciation expense on fixed assets for the years ended December, 31 2003, 2002 and 2001, was $263,480, $236,757, $277,795, respectively.

Note 6
FIXED ASSETS HELD FOR SALE

          Fixed assets related to the fabrication facilities at Irving, Texas, in the amount of $174,180 as of December 31, 2002 were designated as held for sale by the Company and were not depreciated. As of December 31, 2002, the Company had also classified $471 of certain assets in Europe as held for sale. As described in Note 16, the net realizable value of these assets was determined based on management estimates including the use of an outside appraisal.

          In December 2003, the Company re-evaluated the status of the fabrication equipment in its- Irving, Texas facility. Because of significant improvements in market conditions, the Company decided to utilize much of the Irving Texas facility’s equipment in other facilities to meet increasing demand. An asset impairment charge of $27,631 to write down asset values to lower of their then fair value or original net book value prior to holding these assets for sale less depreciation relating to the period the assets were held for sale, was recorded in the fourth quarter of 2003.

          For the year ended December 31, 2003, the Company has sold equipment with a net book value of approximately $3,084. This equipment was classified as held for sale at December 31, 2002. The proceeds from the sales approximated the carrying values.

          For the year ended December 31, 2003, the Company has scrapped equipment with a net book value of approximately $3,156. This equipment was classified as held for sale at December 31, 2002.

          For the year ended December 31, 2003, the Company has put back in service assets with a net book value of $140,780. This equipment was classified as held for sale at December 31, 2002.

Note 7
INTANGIBLE ASSETS

Intangible assets as of December 31, 2003 consisted of the following:

	Gross	Accumulated	Net
Balances as of December 31, 2003	Assets	Amortization	Assets

Core / Licensed Technology	$100,359	$(68,576)	$31,784
Non-Compete Agreement	306	(26)	280
Patent Valuation	1,377	(57)	1,320

Total Intangible Assets	$102,042	$(68,658)	$33,384

Intangible assets as of December 31, 2002 consisted of the following:

	Gross	Accumulated	Net
Balances as of December 31, 2002	Assets	Amortization	Assets

Core / Licensed Technology	$78,802	$(51,672)	$27,130

Total amortization expense related to other intangible assets is set forth in the table below:

	December 31,

Years Ended	2003	2002	2001

Core / Licensed Technology	$14,115	$15,766	$23,445
Non-Compete Agreement	26	—	—
Patent Valuation	56	—	—

Total Accumulated Amortization	$14,197	$15,766	$23,445

The following table presents the estimated future amortization of the intangible assets:

Years Ending December 31:

2004	$11,714
2005	10,131
2006	6,280
2007	4,477
2008	782

Total	$33,384

          During 2003, Atmel acquired intangible assets for total consideration of $5,090, consisting of 1 million shares of Atmel common stock valued at $5.09 per share. Acquisition and legal costs were not material, and no liabilities were assumed. Assets acquired are classified as core technology, non-compete agreement, and patent valuation. Intangible assets are being amortized using the straight-line method over their respective estimated useful lives, which range from two to four years.

     On March 31, 2003, the Company entered into a patent license agreement. In conjunction with this agreement, the Company recorded a charge of $10,000 that is now included in cost of revenues for 2003 and capitalized $15,636. The capitalized amount is amortized over the five-year life of the license agreement. The charge of $10,000 was previously recorded in interest and other expense, net, in the quarterly report on Form 10-Q for the quarter ended March 31, 2003, but has been subsequently reclassified to cost of revenues. Payment was made in the quarter ended June 30, 2003.

Note 8
BORROWING ARRANGEMENTS

          Information with respect to Atmel’s debt obligations is shown in the following table:

December 31,	2003	2002

Various non-interest bearing notes	$—	$1,514
Various interest-bearing notes	27,956	35,804
Line of credit	15,000	—
Convertible notes	203,849	326,733
Capital lease obligations	266,525	385,387

	513,330	749,438
Less amount due within one year	(155,299)	(295,929)

Long-term debt due after one year	$358,031	$453,509

          Maturities of the debt obligations are as follows:

	Convertible
Year ending December 31,	Notes	Other	Total

2004	$—	$170,489	$170,489
2005	—	102,031	102,031
2006	228,033	35,746	263,779
2007	—	7,206	7,206
2008	335	5,840	6,175
Thereafter	—	14,202	14,202

	228,368	335,514	563,882
Less amount representing interest	(24,519)	(26,033)	(50,552)

Total	$203,849	$309,481	$513,330

          The non-interest-bearing notes were fully repaid in 2003. Interest rates on interest bearing notes and capital lease obligations are based on either the London Interbank Offered Rate (LIBOR) plus a spread ranging from 1.75% to 2%, the short-term Euro Interbank Offered Rate (EURIBOR) plus a spread ranging from 0.8% to 1.23%, or fixed rates ranging from 6.43% to 6.55%. The six-month LIBOR and EURIBOR rates were approximately 1.22% and 2.17%, respectively, at December 31, 2003.

          In June 2003, the Company entered into a $15,000 revolving line of credit with a domestic bank. The full amount of the line of credit is currently outstanding, the final maturity date of which is June 25, 2006. The interest rate is 3.05% and is based on the LIBOR plus a spread of 1.25%. The spread is based on the level of borrowings under the revolving line of credit and can range from 1.25% to 5%. The Company has pledged certain marketable securities as collateral. At December 31, 2003, the fair market value of these marketable securities was $45,167.

          In July 2003, the Company entered into a $25,000 revolving line of credit with a domestic bank. The maturity date is July 1, 2005. The interest rate is based on the LIBOR plus 2.5%. At December 31, 2003 no amount is outstanding under this line of credit. This line of credit is secured by certain accounts receivable and inventory balances.

          Approximately $32,425 of the debt included in the capital lease obligations and the $25,000 revolving line of credit (with no outstanding borrowing at December 31,2003) require Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis, and approximately $29,811 of the debt obligations have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. The Company was in compliance with the covenants as of December 31, 2003. One of the Company’s lenders requires the Company to maintain restricted cash of approximately €21,307 ($26,835) as of December 31, 2003.

          In April 1998, Atmel completed a sale of zero coupon subordinated convertible notes, due 2018, which raised $115,004. On April 21, 2003, the Company paid $134,640 in cash to those note-holders of the 2018 convertible notes that submitted these notes for redemption. The 2018 convertible notes with an accreted value of $264 as of December 31, 2003 were not submitted for redemption and remain outstanding. The 2018 convertible notes are convertible, at the option of the holder, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount at maturity of the debt. The effective interest rate of the notes is 5.5% per annum. At any time the Company has the option to redeem these notes for cash, in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. In addition, the Company may be required to repurchase these notes at the option of the holder as of April 21, 2008 and 2013, at prices equal to the issue price plus accrued interest.

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

Note 9
COMMON STOCK

Stock Repurchase

          In January 1998, the Board of Directors of the Company approved a stock repurchase program that allowed the Company to purchase up to 20,000 shares of its common stock. In October 2002, the Board of Directors of the Company approved a stock purchase program that allowed the Company to purchase up to 100,000 additional shares of its common stock.

          The Company purchased 9,400 shares of its common stock at an average price of $6.68 per share before December 31, 2000. The Company purchased 4,400 shares of its common stock at an average price of $1.93 in 2002. No shares of common stock were repurchased in 2001 and 2003. At December 31, 2003, the Company had the ability to purchase an additional 106,200 shares based on the approved stock purchase programs.

Authorized Common Stock

          In May 2001, the authorized common stock of the Company was increased to 1,600,000 shares from 500,000 shares.

Note 10
COMMITMENTS AND CONTINGENCIES

          Atmel leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. Atmel also leases certain manufacturing equipment under operating leases. Rental expense for 2003, 2002 and 2001 was $10,832, $12,617 and $10,948, respectively.

          The Company has entered into capital leases to finance building and improvements, and machinery and equipment. The capital leases are secured by the financed assets. At December 31, 2003, no additional amounts were available to borrow under these arrangements.

          Aggregate non-cancelable future minimum rental payments under operating and capital leases are as follows:

Year ending December 31	Operating leases, net	Capital Leases

2004	$8,353	$134,221
2005	7,467	97,225
2006	7,040	32,576
2007	6,183	7,178
2008	3,763	5,840
Thereafter	5,535	13,168

	38,341	290,208

Less amount representing interest		(23,683)

Total capital lease obligations		266,525
Less current portion		(121,024)

Capital lease obligations due after one year		$145,501

          During the normal course of business, the Company is notified of claims that it may be infringing on patents issued to other parties and is currently involved in license negotiations. Should the Company elect to enter into license agreements with other parties or should the other parties resort to litigation, the Company may be obligated in the future to make payments or to otherwise compensate these third parties which could have an adverse effect on the Company’s financial condition or results of operations or cash flows.

          The Company currently is a party to various legal proceedings. The amount or range of possible loss, if any, is not reasonably subject to estimation at the time of this Annual Report on Form 10-K. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the net income and financial position of the Company. The estimate of the potential impact on the Company’s financial position or overall results of operations or cash flow for the above legal proceedings could change in the future.

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

          Seagate Technology (“Seagate”) filed suit against Atmel in the Superior Court for the State of California for the County of Santa Clara on July 31, 2002. Seagate contends that certain semiconductor chips sold by Atmel to Seagate between April 1999 and mid-2001 were defective. Seagate contends that this defect has caused millions of disk drives manufactured by Seagate to fail. Seagate believes that the plastic encapsulation of the Atmel chips contain red phosphorus, which in certain highly specific and rare situations can result in an electrical short between the pins in the leadframe of the chip. Seagate seeks unspecified damages as well as disgorgement of profits related to these particular chips. Atmel has cross-complained against Amkor Technology, Inc. and ChipPAC Inc., Atmel’s leadframe assemblers. Amkor and ChipPAC brought suits against Sumitomo Bakelite Co. Ltd., Amkor and ChipPAC’s molding compound supplier. Atmel disputes Seagate’s claims and is vigorously defending this action.

          On February 7, 2003, a class action entitled Pyevich v. Atmel Corporation, et al., was filed in the United States District Court for the Northern District of California, against Atmel and certain of its current officers and a former officer. The Complaint alleged that Atmel made false and misleading statements concerning its financial results and business during the period from January 20, 2000 to July 31, 2002 as a result of sales of allegedly defective product to Seagate and alleges that Atmel violated Section 10(b) of the Securities Exchange Act of 1934. Additional, virtually identical complaints were subsequently filed and were consolidated into this action. The Complaints did not identify the alleged monetary damages. Atmel filed a motion to dismiss the Complaint on November 14, 2003. By Order dated January 29, 2004, the Court granted Atmel’s motion to dismiss with leave to amend. The plaintiffs did not file an amended complaint, and the Court dismissed the action, with prejudice, for failure to state a claim by Order dated March 2, 2004.

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

     The following table summarizes the activity related to the product warranty liability during 2003:

Liability
Debit/(Credit)
Balance at January 1, 2003	$(10,250)
Accrual for warranties during the period	(9,920)
Accrual relating to preexisting warranties (including change in estimates)	(1,052)
Settlements made (in cash or in kind) during the period	11,224

Balance at December 31, 2003	$(9,998)

     As is customary in the Company’s industry, as provided for in local law in the United States and other jurisdictions, the Company’s standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company will indemnify customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of the Company’s products and services, usually up to a specified maximum amount. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s agents. In the Company’s experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

     At December 31,2003 we had outstanding commitments for purchases of capital equipment of $43,547.

Note 11
TAXES ON INCOME

     The components of loss from operations before income taxes were as follows:

Years Ended December 31,	2003	2002	2001
U.S.	$(186,502)	$(373,095)	$(258,035)
Foreign	82,451	(178,472)	(273,358)

	$(104,051)	$(551,567)	$(531,393)

     The provision for (benefit from) income taxes consists of the following:

Years Ended December 31,		2003	2002	2001
Federal	Current	$(6,593)	$(60,000)	$(20,365)
	Deferred	(3,714)	67,899	(66,024)
State	Current	—	—	—
	Deferred	—	37,133	(20,699)
Foreign	Current	30,685	8,162	1,655
	Deferred	(6,433)	37,035	(7,612)

Total income tax provision (benefit)		$13,945	$90,229	$(113,045)

     The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31,	2003	2002
Deferred income tax assets:
Fixed assets	$204,917	$242,030
Other intangibles	16,618	16,525
Deferred income on shipments to distributors	5,767	5,729
Other accruals	44,681	23,559
Net operating loss	106,525	81,034
Research and development and other tax credits	37,426	38,463

Total deferred income tax assets	415,934	407,340

Deferred income tax liabilities:
Deferred grant and undistributed subsidiary income	(14,135)	(11,480)
Unrealized foreign exchange loss	(655)	—
Other	(368)	(563)

Total deferred tax liabilities	(15,158)	(12,043)

Less valuation allowance	(402,672)	(407,340)

Total net deferred income tax liability	$(1,896)	$(12,043)

     The Company records a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The reduction in valuation allowance for the year ended December 31, 2003 resulted primarily from the utilization of deferred tax assets in offsetting current tax expense. The ultimate realization of the deferred tax assets depends upon generation of future taxable income during periods in which the temporary differences become deductible. With the exception of the deferred tax assets of certain non-U.S. subsidiaries, based on historical losses and projections for making future taxable income over the periods that the deferred tax assets are deductible, the Company believes that it is more likely than not that it will not realize the benefit of the net deferred tax assets, and accordingly, has provided a full valuation allowance. At December 31, 2003, the valuation allowance relates primarily to deferred tax benefits in U.S., U.K, and French jurisdictions.

     The Company’s effective tax rate differs from the United States federal statutory income tax rate as follows:

Years Ended December 31,	2003	2002	2001
United States federal statutory income tax rate	(35.00)%	(35.00)%	(35.00)%
Foreign operations	18.07	15.13	5.84
State taxes, net of federal income tax benefit	—	4.41	(2.53)
Unrecognized benefit of net operating losses and tax credits	27.63	31.41	10.49
Other, net	2.70	0.41	(0.10)

Effective tax rate (benefit)	13.40%	16.36%	(21.30)%

     U.S. income taxes are provided for deferred tax on undistributed earnings of non-US subsidiaries that are not expected to be permanently reinvested. There has been no provision for U.S. income tax for the remaining undistributed earnings of approximately $163,300 at December 31, 2003, because the Company intends to reinvest these earnings indefinitely in operations outside the U.S. If repatriated, these earnings would result in a tax expense of approximately $57,200 at the current federal statutory tax rate of 35%. Subject to limitation, tax on undistributed earnings may be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

     The Company has a net operating loss carryforward from foreign operations of approximately $191,100. There is no expiration on the use of the majority of these losses. The Company also has U.S. federal and state net operating loss carryforwards of approximately $130,500 and $339,800, respectively. These losses expire in different periods from 2006 through 2023.

     The Company’s United States income tax returns for the years 1994 through 1996 are currently under appeal with the Internal Revenue Service (IRS). The IRS has completed its examination of the years 1997 through 1999 with no material change in tax. The IRS is also examining income tax returns of the Company for the years 2000 through 2001. The Company believes that adequate amounts of tax and related interest and penalties, if any, have been provided for any adjustments that may result from the resolution of these examinations.

Note 12
EMPLOYEE OPTION AND STOCK PURCHASE PLANS

     Atmel has two stock option plans — the 1986 Incentive Stock Option Plan (1986 Plan) and the 1996 Stock Option Plan (1996 Plan). The 1986 Plan expired in April 1996. The 1996 Plan, which has reserved 36,000 shares of Common Stock for issuance thereunder, was approved by the stockholders on April 26, 1996. Under Atmel’s 1996 Plan, Atmel may issue common stock directly or grant options to purchase common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

     Activity under Atmel’s 1986 Plan and 1996 Plan is set forth below:

		Outstanding Options
					Weighted
			Exercise	Aggregate	Average
	Available	Number of	Price	Exercise	Ex. Price
	For Grant	Options	Per Share	Price	Per Share
Balances, December 31, 2000	15,613	22,526	0.53 - 24.44	126,146	5.60
Options Granted	(1,856)	1,856	7.12 - 14.94	19,199	10.34
Options Cancelled	844	(844)	1.84 - 24.44	(10,020)	11.87
Options Exercised		(2,534)	0.53 - 12.47	(4,718)	1.86

Balances, December 31, 2001	14,601	21,004	0.53 - 24.44	130,607	5.60
Options Granted	(7,616)	7,616	1.00 - 9.75	26,260	3.45
Options Cancelled	793	(793)	1.69 - 24.44	(8,457)	10.66
Options Expired	(50)	—
Options Exercised		(1,331)	0.53 - 8.39	(2,831)	2.13

Balances, December 31, 2002	7,728	26,496	$1.00 - 24.44	145,579	$5.49
Options reserved for issuance	20,000
Options Granted	(6,078)	6,078	1.68 - 6.27	31,698	5.22
Options Cancelled	655	(655)	1.00 - 24.44	(4,975)	7.60
Options Expired	(42)	—
Options Exercised		(1,403)	1.60 - 6.85	(2,538)	1.81

Balances, December 31, 2003	22,263	30,516	$1.00 - 24.44	169,764	$5.56

     The number of shares exercisable under Atmel’s stock option plans at December 31, 2003, 2002 and 2001 were 17,024, 15,507 and 14,454.

     The following table summarizes the stock options outstanding at December 31, 2003:

		Options Outstanding				Options Exercisable
			Weighted-		Weighted-		Weighted-
	Range of		Average		Average		Average
	Exercise	Number	Remaining		Exercise	Number	Exercise
	Prices	Outstanding	Contractual Life		Price	Exercisable	Price
	$1.00-1.98	8,280	3.6	years	$1.97	7,663	$1.98
	2.11- 3.67	6,603	8.2		2.31	2,021	2.68
	3.70- 5.75	6,503	8.2		5.39	1,476	4.35
	5.91- 8.41	4,383	6.6		7.24	2,793	7.21
	8.83- 10.82	818	7.5		9.38	362	9.64
	11.02-14.97	2,114	6.9		12.88	1,217	12.77
	17.13-24.44	1,815	6.2		18.24	1,492	18.07

Total	$1.00-24.44	30,516	6.5		$5.56	17,024	$5.47

     Under the 1991 Employee Stock Purchase Plan (ESPP), qualified employees are entitled to purchase shares of Atmel’s common stock at 85 percent of the fair market value at certain specified dates. Purchases under the

ESPP were 5,014 shares of common stock in 2003, 2,619 shares of common stock in 2002, and 1,052 shares of common stock in 2001, at an average price of $1.41, $3.09 and $10.14, respectively. Of the 42,000 shares authorized for issuance under this plan, 17,977 shares were available for issuance at December 31, 2003.

     The fair value of each option grant for both 1986 Plan and 1996 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk-free interest	2.97%	1.60%	3.58%
Expected life (years)	4.98 – 5.90	4.97 – 5.34	4.99 – 5.35
Expected volatility	76%	116%	80%
Expected dividend	$0	$0	$0

     The weighted average fair values of options granted during 2003, 2002, and 2001 were $3.02, $2.60, and $6.33. The weighted average expected life was calculated based on the period from the vesting date to the exercise date and the exercise behavior of the employees.

     The fair value of each purchase under the ESPP is estimated on the date at the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but with expected lives of 0.5 years. The weighted average fair values of ESPP purchases during 2003, 2002 and 2001 were $0.98, $1.54 and $4.26, respectively.

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

     The effects of applying SFAS 123 on the pro forma disclosures for the years ended December 31, 2003, 2002 and 2001 are not likely to be representative of the effects on pro forma disclosures in future years.

     At the annual stockholders meeting on May 7, 2003, the stockholders approved an increase in the authorized shares available under the ESPP by an additional 20 million shares. The Company began an ESPP offering period on February 14, 2003, intending to offer a discount to employees of 15% for funds contributed for the 6 month offering period of February through August 2003. However, since there were insufficient authorized shares to fund the entire offering, a portion of the award (representing shares issuable on August 14, 2003 but authorized by shareholders on May 7, 2003) is deemed to be measured as of May 7, the date the additional shares were approved, instead of February 14. As the discount under the ESPP is greater than 15% at the shareholders’ approval date, the offering under the plan is considered a compensatory offering and the Company accounted for a portion of the award (representing shares issuable on August 14, 2003 but authorized by shareholders on May 7, 2003) relating to the offering period ended August 14, 2003 as a variable award. As a variable award, the Company is required to recognize compensation expense equal to the difference between the fair value of stock and the purchase price of the stock. Based on such calculation, the Company has recorded a non-cash compensation expense totalling $3,033 in 2003 ($2,306 of which was recorded in cost of revenues).

Note 13
 RETIREMENT PLAN

     The Company sponsors a defined benefit pension plan that covers substantially all German employees. The benefits are based on years of service and compensation on a career-average pay basis. The plan is non-funded. Charges to expense are based upon costs computed by independent actuaries. The contributions are intended to provide for benefits earned to date and those expected to be earned in the future.

     Key assumptions for Defined Benefit Plan:

Year ended December 31,	2003	2002	2001
Assumed discount rate	5.5%	5.8%	6.0%
Assumed compensation rate of increase	4.0%	4.5%	5.0%

     Net pension cost in Germany in 2003, 2002, and 2001 included the following components:

Year ended December 31,	2003	2002	2001
Service costs-benefits earned during the period	$943	$841	$680
Interest cost on projected benefit obligation	1,253	1,050	902
Amortization of prior service cost	—	—	(47)

Net pension cost	$2,196	$1,891	$1,535

     The change in the German projected benefit obligation at December 31, 2003 and 2002 was as follows:

Year ended December 31,	2003	2002
Projected benefit obligation at beginning of the year	$20,189	$16,497
Service cost	943	841
Interest cost	1,253	1,050
Actuarial gains (losses)	96	(999)
Benefits paid	(296)	(199)
Foreign currency exchange rate changes	4,300	2,999

Projected benefit obligation at end of the year	26,485	20,189
Unrecognized net gain	2,232	1,937

Accrued pension liability	$28,717	$22,126

     Atmel maintains a 401(k) Tax Deferred Savings Plan for the benefit of qualified employees who are primarily U.S. based. Atmel matches each eligible employee’s contribution with up to a maximum of five hundred dollars. The Atmel matching contribution was $797, $811 and $1,026 for 2003, 2002, and 2001.

     Atmel also has defined contribution plans, which provide retirement benefits to certain employees, primarily in France. The benefit accrues to the employees on a pro-rata basis, adjusted for inflation during their employment period. Contributions are based on several factors including salary, age, and length of service with the Company. As of December 31, 2003 and 2002, the Company has accrued approximately $10,700 and $7,300, respectively, for these defined contribution pension plans. The annual cost of these plans in 2003, 2002, and 2001 amounted to approximately $3,400, $2,400 and $2,300, respectively.

Note 14
OPERATING SEGMENTS

     Atmel designs, develops, manufactures and sells a wide range of semiconductor integrated circuit products. To better focus its resources, Atmel reorganized its product families into four business units during the fourth quarter of 2001, each of which is a reportable segment. The segments represent management’s view of the Company’s businesses and how it evaluates the progress of its major components. In addition, each segment comprises product families with similar requirements for design, development and marketing. Atmel has four reportable segments:

ASIC: designs, develops and markets custom application-specific integrated circuits and smart cards to meet specialized customer requirements for high performance devices in a broad variety of customer-specific applications. In addition, this segment produces field programmable gate arrays, programmable logic devices, imaging sensors and data acquisition circuits for sale to customers who use them in products for telecommunications, computers, networking, image processing, industrial and military applications, and avionics.

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

     Information about segments:

		Micro-	Nonvolatile	RF and
	ASIC	controllers	Memories	Automotive	Total
Year ended December 31, 2001:
Net revenues from external customers	$332,624	260,636	615,056	263,952	$1,472,268
Segment operating income (loss)	(43,490)	26,065	25,118	26,171	33,864
Year ended December 31, 2002:
Net revenues from external customers	$379,758	234,394	359,641	220,021	$1,193,814
Segment operating income (loss)	(11,494)	28,272	(102,880)	8,277	(77,825)
Year ended December 31, 2003:
Net revenues from external customers	$479,078	271,676	355,425	224,456	$1,330,635
Segment operating income (loss)	(51,404)	47,127	(109,629)	33,702	(80,204)

Reconciliations of segment information to financial statements:

	2003	2002	2001
Total income (loss) for reportable segments	$(80,204)	$(77,825)	$33,864
Unallocated amounts:
Start up costs	—	(71,075)	(69,458)
Asset impairment and restructuring charges	(27,272)	(383,801)	(481,296)

Operating loss	$(107,476)	$(532,701)	$(516,890)

Start up costs reflect the pre-production cost for the North Tyneside, U.K., and Irving, Texas, wafer fabrication facilities which cannot be allocated to any product segment.

Geographic sources of revenues for each of the years ended December 31 2003, 2002 and 2001, and locations of long-lived assets as of December 31, 2003, 2002 and 2001:

	2003		2002		2001
		Long-lived		Long-lived
	Revenues	assets	Revenues	assets	Revenues
United States	$235,966	$416,994	$255,332	$556,914	$358,713
Germany	138,724	23,400	113,667	24,883	132,069
France	93,859	431,932	112,732	448,061	133,359
UK	32,945	271,812	64,420	214,835	82,868
Japan	67,321	23	70,223	—	151,471
China	90,753	393	206,390	397	101,100
Rest of Asia-Pacific	500,527	1,935	233,427	1,630	299,696
Rest of Europe	132,417	12,737	106,766	8,987	148,579
Rest of World	38,123	—	30,857	—	64,413

Total	$1,330,635	$1,159,226	$1,193,814	$1,255,707	$1,472,268

     Revenues are attributed to countries based on delivery locations. Long-lived assets exclude assets held for sale in the U.S. and Europe.

Note 15
STOCKHOLDER RIGHTS PLAN

     In September 1998, the Board of Directors approved a stockholder rights plan, and in October 1999, the Board of Directors approved an amended and restated rights plan, under which stockholders of record on September 16, 1998 received rights to purchase (“Rights”) one-thousandth of a share of Atmel’s Series A preferred stock for each outstanding share of Atmel’s common stock. The Rights are exercisable at an exercise price of $50, subject to adjustment. The Rights will separate from the common stock and Rights certificates will be issued and the Rights will become exercisable upon the earlier of: (1) fifteen (15) days (or such later date as may be determined by a majority of the Board of Directors) following a public announcement that a person or group of affiliated associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of Atmel’s outstanding common stock, or (2) fifteen (15) business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20 percent or more of the outstanding common stock of Atmel. The Rights expire on the earlier of (1) October 15, 2009, (2) redemption or exchange of the Rights, or (3) consummation of a merger, consolidation or assets sale resulting in expiration of the Rights.

Note 16
ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

     All restructuring and asset impairment charges have been primarily recorded in line item “Restructuring and asset impairment charge” in the statements of operations.

     In the third quarter of 2001, as part of a restructuring plan that included a workforce reduction and the consolidation of manufacturing operations in both the United States and Europe, the Company recorded:

-	a $2,824 charge related to a headcount reduction in the United States. The US reduction in force of approximately 400 employees, mainly in the production group, was expensed as cost of revenues upon finalization of detailed plans and communications to employees, which were generally in the periods in which the employees were terminated. All employees were terminated by December 31, 2001.

-	an $18,528 charge related to a headcount reduction in Europe. The European reduction in force charges of approximately 397 employees, mainly in the production group, were based on minimum legal requirements. From the original total restructuring reserve of $18,528, the Company paid $15,589 to the terminated employees. The Company reversed $2,579 in 2002 and $360 in 2003 as some terminated employees did not use retraining and rehire benefits resulting in a favorable variance compared to the original plan. At December 31, 2003, the plan was completed and 411 employees have been terminated.

-	a $462,768 asset impairment charge related primarily to the manufacturing assets in the fabrication facilities in Colorado Springs, Colorado, Rousset, France and Nantes, France.

     As a result of the downturn experienced in 2001, the Company delayed the completion of construction of its wafer fabrication facilities at North Tyneside, UK and Irving, Texas to 2002, when it anticipated the industry to rebound. The Company failed to meet its revenue projections in the first half of 2002 and concluded that the recovery in the industry would be slower and take longer than previously estimated. In light of these conditions, the Company performed an asset impairment review of its fixed assets. The Company determined that due to excess capacity, the future undiscounted cash flows related to the facilities at Irving, Texas and North Tyneside, U.K. would not be sufficient to recover the historical carrying value of the manufacturing equipment in those facilities. Atmel recorded an asset impairment charge of $341,383 in the second quarter 2002 to write down the carrying value of the equipment in the fabrication facilities in Irving, Texas and North Tyneside, U.K. to their estimated fair values. The estimate of fair values was made by management based on a number of factors, including appraisals.

     In the third quarter of 2002, as a result of the decision to close the Irving facility and make it available for sale, the Company recorded a restructuring charge of:

-	$23,456 for write down of assets held for sale to their estimated net realizable value of $174,427.

-	$13,923 for terminating contracts with suppliers. A $12,437 charge, for one supplier, was estimated using the present value of the future payments which totaled approximately $18,112 at the time. The restructuring reserve is being adjusted as each monthly payment is made until complete payment of the obligation in December 2013. An additional charge of $1,486, for another supplier, was recorded and fully paid. At December 31, 2003, the remaining restructuring reserve was $11,732.

-	$3,712 related to a headcount reduction. This charge related to a reduction in force of approximately 272 employees, mainly in fab operations, and was expensed upon finalization of detailed plans and communications to employees. At March 31, 2003, the Company had completed the plan, and fully used the reserve.

-	a $1,118 charge related to the repayment of a property tax abatement. At March 31, 2003, the Company had fully repaid that amount.

     In the fourth quarter of 2002, the Company recorded a $1,908 charge related to a headcount reduction in Europe. The charges were part of a restructuring plan that included a workforce reduction and the consolidation of manufacturing operations in Europe. The European reduction in force charges for approximately 32 employees, mainly in the production group, were based on minimum legal requirements. Atmel recorded an asset impairment charge of $880 in the fourth quarter 2002 to write down the carrying value of certain assets held for sale in Europe to their estimated realizable value. At December 31, 2003, the Company had terminated the 32 employees.

     In December 2003, Atmel re-evaluated the status of the fabrication equipment in its Irving, Texas facility. Because of significant improvements in market conditions, Atmel decided to utilize much of this equipment in other facilities to meet increasing demand. An asset impairment charge of $27,632 to write down asset values to the lower of their then fair value or original net book value, prior to holding these assets for sale less depreciation relating to the period the assets were held for sale, was recorded in the fourth quarter of 2003. While this facility was held-for-sale, assets were not in use, and were not depreciated.

     The following table summarizes the activity related to the restructuring reserve liability as of December 31, 2001, 2002, and 2003.

	January 1,				December 31,
	2002 reserve	Charges	Reversals	Payments	2002 reserves
Third quarter of 2001
Reduction of force in Europe	$—	$18,528	$—	$(1,001)	$17,527

	January 1,				December 31,
	2002 reserve	Charges	Reversals	Payments	2002 reserves
Third quarter of 2001
Reduction of force in Europe	$17,527	$—	$(2,579)	$(14,113)	$835
Third quarter of 2002
Termination of contract with supplier	—	13,923	—	(499)	13,424
Employee termination costs	—	3,712	—	(3,601)	111
Repayment of property tax abatement	—	1,118	—	(606)	512
Fourth quarter of 2002
Reduction of force in Europe	—	1,908	—	(290)	1,618

Total	$17,527	$20,661	$(2,579)	$(19,109)	$16,500

	January 1,				December 31,
	2003 reserve	Charges	Reversals	Payments	2003 reserves
Third quarter of 2001
Reduction of force in Europe	$835	$—	$(360)	$(475)	$—
Third quarter of 2002
Termination of contract with supplier	13,424	—	—	(1,692)	11,732
Employee termination costs	111	—	—	(111)	—
Repayment of property tax abatement	512	—	—	(512)	—
Fourth quarter of 2002
Reduction of force in Europe	1,618	—	—	(1,618)	—

Total	$16,500	$—	$(360)	$(4,408)	$11,732

     The restructuring reserve balance of $11,732 at December 31, 2003 is for the termination of a contract with a supplier and will be paid out over the next 10 years.

Note 17
 NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for that period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, warrants and convertible securities for all periods.

     A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows:

Years Ended December 31,	2003	2002	2001
Basic and diluted net loss (numerator)	$(117,996)	$(641,796)	$(418,348)

Shares used in basic and diluted net loss per share calculations (denominator)	469,869	466,949	464,575

Basic and diluted net loss income per share	$(0.25)	$(1.37)	$(0.90)

     Options to purchase approximately 30,516, 26,496 and 21,004 shares were outstanding at December 31, 2003, 2002 and 2001, respectively and were excluded from the computation of dilutive shares because of their antidilutive effect on net loss per share as the Company incurred a net loss for these years.

     Common stock equivalent shares associated with the convertible notes of 59,086, 60,891 and 26,166 shares were also excluded from the computation of dilutive shares because of their antidilutive effect on net loss per share as the Company incurred a net loss for the years ended December 31, 2003, 2002 and 2001. The number of common stock equivalent shares is computed by dividing the total outstanding balance (principal plus interest) of the convertible notes by the average closing sales price of the Company’s common stock for the applicable period. The average closing stock price was $3.45, $5.37 and $10.71 in 2003, 2002 and 2001, respectively. This calculation assumes the Company would repurchase the convertible notes using only common stock at the average stock price for the related period and no cash. In the event of redemption of the convertible notes, the actual conversion price will depend on future market conditions.

Note 18
 PROCEEDS FROM LEGAL AWARD AND INTEREST AND OTHER EXPENSES, NET

     During the fourth quarter of 2003, we received approximately $37,850 from Silicon Storage Technologies, Inc. (SST), constituting the $36,500 jury award, plus pre- and post-judgment interest, granted in relation to the May 7, 2002, judgment by the District Court for the Northern District of California.

     Interest and other expenses, net, is summarized in the following table:

Years Ended December 31,	2003	2002	2001
Interest and other income	$9,283	$15,255	$35,709
Interest expense	(36,396)	(45,737)	(55,852)
Gain on repurchase of convertible notes	—	14,751	—
Foreign exchange transactions gains (losses)	(7,312)	(3,135)	5,640

Total	$(34,425)	$(18,866)	$(14,503)

        Report of Independent Auditors

To the Board of Directors and
Stockholders of Atmel Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Atmel Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California

March 3, 2004

Report of Independent Auditors on
Financial Statement Schedule

To the Board of Directors
of Atmel Corporation

Our audits of the consolidated financial statements of Atmel Corporation and subsidiaries referred to in our report dated March 3, 2004 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
San Jose, California

March 3, 2004

Schedule II

ATMEL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the fiscal years ended December 31, 2003, 2002, and 2001

(In thousands)

	Balance at	Charged		Balance
	Beginning	(Credited)	Deductions -	at End of
Description	of Period	to Expense[1]	Write-offs	Period
Allowance for doubtful accounts receivable:
Fiscal year ended December 31, 2001	$19,687	$5,502	$(5,000)	$20,189
Fiscal year ended December 31, 2002	20,189	2,526	(300)	22,415
Fiscal year ended December 31, 2003	22,415	(1,219)	(4,785)	16,411

1.	Additions charged (credited) to expense, net of recoveries. During the year ended December 31, 2003, the Company recorded a benefit of $2.6 million due to collection of previously reserved accounts receivable which resulted in a net credit to the Statement of Operations.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 0-19032).

3.2	Bylaws of Registrant, as amended.

3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock (which is incorporated herein by reference to Exhibit A of Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

4.1	Amended and Restated Preferred Shares Rights Agreement dated as of October 18, 1999, between Atmel Corporation and BankBoston, N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

10.1+	1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991).

10.2+	1991 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).

10.3+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19032).

10.4+	1996 Stock Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).

10.5	Indenture, dated as of April 21, 1998, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture) (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-59261) filed on July 16, 1998).

10.6	First Supplemental Indenture, dated as of October 15, 1999, to Indenture dated as of April 21, 1998, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).

10.7	Registration Rights Agreement dated as of April 21, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-59261) filed on July 16, 1998).

10.8	Indenture, dated as of May 23, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture) (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-63996) filed on June 27, 2001).

10.9	Registration Rights Agreement dated as of May 23, 2001, by and among the Registrant and Morgan Stanley & Co. Incorporated, Credit Lyonnais Securities (USA) Inc. and Needham & Company, Inc. (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-63996) filed on June 27, 2001).

21.1	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney (included on the signature pages hereof)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management compensatory plan, contract or arrangement.

(b)	Reports on Form 8-K. On October 16, 2003, Registrant filed a report on Form 8-K furnishing, pursuant to Item 12, a press release relating to its financial information for the three months ended September 30, 2003 and forward-looking statements relating to the fourth quarter of 2003, as presented in a press release of October 16, 2003

(c)	Exhibits. See Item 15(a)(3) above

(d)	Financial Statement Schedules. See Item 15(a)(2) above.