Form 10-Q
period 2004-03-31
ATMEL CORP
filed 2004-05-10
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________

Commission File Number 0-19032

ATMEL CORPORATION

(Registrant)

Delaware	77-0051991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 Orchard Parkway
San Jose, California 95131
(Address of principal executive offices)

(408) 441-0311
Registrant’s telephone number

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

On April 26, 2004, Registrant had 475,279,409 outstanding shares of Common Stock.

ATMEL CORPORATION

FORM 10-Q

QUARTER ENDED MARCH 31, 2004

Exhibits	31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

	31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Atmel Corporation

Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 31, 2004	December 31, 2003
Current assets
Cash and cash equivalents	$414,141	$385,887
Short term investments	58,258	45,167
Accounts receivable, net	220,753	215,303
Inventories	282,311	268,074
Other current assets	53,784	54,198

Total current assets	1,029,247	968,629
Fixed assets, net	1,074,812	1,121,367
Other assets	40,141	37,859
Restricted cash	—	26,835

Total assets	$2,144,200	$2,154,690

Current liabilities
Current portion of long-term debt and capital leases	$148,356	$155,299
Trade accounts payable	148,787	144,476
Accrued liabilities and other	255,882	232,251
Deferred income on shipments to distributors	22,671	19,160

Total current liabilities	575,696	551,186
Long-term debt less current portion	123,237	154,182
Convertible notes	206,260	203,849
Other long term liabilities	230,231	227,356

Total liabilities	1,135,424	1,136,573

Stockholders’ equity
Common stock	474	473
Additional paid in capital	1,274,320	1,269,071
Accumulated other comprehensive income	179,665	205,265
Accumulated deficit	(445,683)	(456,692)

Total stockholders’ equity	1,008,776	1,018,117

Total liabilities and stockholders’ equity	$2,144,200	$2,154,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net revenues	$407,395	$296,478
Operating expenses
Cost of revenues	286,761	242,400
Research and development	56,644	64,174
Selling, general and administrative	43,217	31,573

Total operating expenses	386,622	338,147

Operating income (loss)	20,773	(41,669)
Interest and other expenses, net	(5,896)	(8,451)

Income (loss) before taxes	14,877	(50,120)
Provision for income taxes	(3,868)	(3,000)

Net income (loss)	$11,009	$(53,120)

Basic net income (loss) per share	$0.02	$(0.11)
Diluted net income (loss) per share	$0.02	$(0.11)
Shares used in basic net income (loss) per share calculations	474,527	467,473

Shares used in diluted net income (loss) per share calculations	485,872	467,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash from operating activities
Net income (loss)	$11,009	$(53,120)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73,041	61,992
Provision for (benefit from) doubtful accounts receivable	66	(2,683)
Loss (gain) on sales of fixed assets	156	(886)
Accrued interest on zero coupon convertible debt	3,948	4,103
Other	(269)	1,733
Changes in operating assets and liabilities
Accounts receivable	(4,860)	10,255
Inventories	(16,505)	14,032
Current and other assets	(760)	(12,240)
Trade accounts payable	6,482	8,343
Accrued liabilities and other	20,200	(2,938)
Deferred income on shipments to distributors	3,515	(519)

Net cash provided by operating activities	96,023	28,072

Cash from investing activities
Acquisition of fixed assets	(36,317)	(11,757)
Proceeds on sale of fixed assets	930	3,719
Release of restricted cash	26,128	—
Purchase of investments	(21,981)	(39,490)
Sale or maturity of investments	8,832	16,509

Net cash used in investing activities	(22,408)	(31,019)

Cash from financing activities
Principal payments on debt and capital leases	(40,617)	(37,988)
Issuance of common stock	5,233	3,827

Net cash used in financing activities	(35,384)	(34,161)

Effect of foreign currency translation adjustment on cash and cash equivalents	(9,977)	1,712

Net increase (decrease) in cash and cash equivalents	28,254	(35,396)
Cash and cash equivalents at beginning of period	385,887	346,371

Cash and cash equivalents at end of period	$414,141	$310,975

Supplemental cash flow disclosures
Interest paid	$5,976	$6,902
Income taxes paid	$8,923	$445
Fixed asset purchases in accounts payable	$19,839	$11,905
Fixed assets acquired under capital leases	$5,458	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

1. Summary of Significant Accounting Policies

     Basis of Presentation

     These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or Atmel) and its subsidiaries as of March 31, 2004 and the results of operations and the cash flows for the three month periods ended March 31, 2004 and 2003. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Certain prior year and period amounts have been reclassified to conform to current presentations and such reclassifications did not have any effect on the prior period’s net loss.

     Stock Based Compensation

     Atmel has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No.123), Accounting for Stock Based Compensation. Accordingly, no compensation cost has been recognized for the 1986 Incentive Stock Option Plan or 1996 Stock Plan or for grants made under the 1991 Employee Stock Purchase Plan (ESPP). If the compensation cost for the 1986 Plan, the 1996 Plan and the ESPP had been determined based on the fair value at the grant date consistent with the provisions of SFAS No.123, Atmel’s net income (loss) and net income (loss) per share for the three months ended March 31, 2004 and 2003 would have been adjusted to the pro forma amounts indicated below:

	Three months ended
	March 31,
	2004	2003
Net income (loss) – as reported	$11,009	$(53,120)
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax	(4,047)	(4,535)

Net income (loss) – pro forma	$6,962	$(57,655)
Basic net income (loss) per share– as reported	$0.02	$(0.11)
Basic net income (loss) per share – pro forma	$0.01	$(0.12)
Diluted net income (loss) per share – as reported	$0.02	$(0.11)
Diluted net income (loss) per share – pro forma	$0.01	$(0.12)

     The fair value of each option grant for both the 1986 Plan and the 1996 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2004	2003
Risk-free interest	2.99%	1.16%
Expected life (years)	5.02 - 5.89	4.97 – 5.34
Expected volatility	93%	123%
Expected dividend yield	0%	0%

     The fair value of each purchase under the ESPP is estimated on the date at the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but with expected lives of 0.5 years. The weighted average fair values of ESPP purchases during the first quarter of 2004 and 2003 were $1.44 and $0.93, respectively.

     The effects of applying SFAS No.123 on the pro forma disclosures for the three months ended March 31, 2004 and 2003 are not likely to be representative of the effects on pro forma disclosures in future periods.

     Derivatives

     The Company uses derivative instruments to manage exposures to foreign currency. The Company’s policy is to use derivatives to minimize the volatility of earnings and cash flows associated with changes in foreign currency. Certain forecasted transactions and foreign currency assets and liabilities expose the Company to foreign currency risk. The Company enters into foreign exchange forward contracts to minimize the short-term impact of currency fluctuations on existing as well as anticipated foreign currency assets and liabilities.

     For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments not designated as a FAS No. 133 cash flow hedge, the gain or loss is recognized in earnings in the period of the change, offsetting the gain or loss from revaluation.

     Recent Accounting Pronouncements:

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued FIN 46R which supercedes FIN 46. FIN 46R is applicable in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

     In April 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-06, (EITF 03-06), “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share”. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 is not expected to have a material effect on Atmel’s results of operations or financial position.

     On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which supercedes Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (SAB 101). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, “Revenue Recognition”. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on the Company’s financial position or results of operations.

2. Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis for raw materials and purchased parts; and an average cost basis for work in progress) or market, and comprised the following:

	March 31, 2004	December 31, 2003
Raw materials and purchased parts	$11,232	$11,103
Work in progress	205,440	191,886
Finished goods	65,639	65,085

Inventory (net of reserves)	$282,311	$268,074

     Inventory reserves at March 31, 2004 and December 31, 2003 were $100,394 and $100,686, respectively.

     The Company’s policy is to write down its raw materials, work in progress and finished goods to the lower of cost or market at the close of a period. The Company’s inventory represents high technology integrated circuits that are subject to rapid technological obsolescence and are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than the Company’s estimate, the Company may be required to take additional inventory write-downs. Alternatively, if the Company sells more inventory or achieves better pricing than the Company’s forecast, future margins may be higher.

3. Short Term Investments

     Short term investments at March 31, 2004 and December 31, 2003 are primarily comprised of US government and municipal agency debt securities, US and foreign corporate debt securities, commercial paper, and guaranteed variable annuities.

     All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders’ equity.

4. Intangible Assets

     Intangible assets as of March 31, 2004 are included in other assets in the condensed consolidated balance sheet and consisted of the following:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
Core / Licensed Technology	$100,359	$(71,680)	$28,679
Non-Compete Agreement	306	(64)	242
Patents	1,377	(143)	1,234

Total Intangible Assets	$102,042	$(71,887)	$30,155

     Intangible assets as of December 31, 2003 consisted of the following:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
Core / Licensed Technology	$100,359	$(68,575)	$31,784
Non-Compete Agreement	306	(26)	280
Patents	1,377	(57)	1,320

Total Intangible Assets	$102,042	$(68,658)	$33,384

     Intangible amortization expense for the three months ended March 31, 2004 and 2003 totaled $3,229 and $6,075, respectively. The following table presents the estimated future amortization of the intangible assets

Years Ending December 31:		Amount
	2004 (remaining nine months)	$8,485
	2005	10,131
	2006	6,280
	2007	4,477
	2008	782

Total		$30,155

5. Income Taxes

          For the three months ended March 31, 2004, the Company recorded an estimated income tax expense of $3,868 primarily related to income from certain foreign subsidiaries and has utilized net operating losses carried forward from prior years to offset the current income of profitable subsidiaries where such losses are available.

          For the three months ended March 31, 2003, the Company recorded an estimated income tax expense of $3,000 primarily related to income from certain foreign subsidiaries and has provided a full valuation allowance against the deferred tax benefit of its net operating losses.

6. Net Income (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, warrants and convertible securities for all periods.

	Three months ended
	March 31,
	2004	2003
Net income (loss)	$11,009	$(53,120)

Weighted-average shares - basic	474,527	467,473
Dilutive effect of stock options	11,345	—

Weighted-average shares - diluted	485,872	467,473

Basic net income (loss) per share	$0.02	$(0.11)
Diluted net income (loss) per share	$0.02	$(0.11)

     For the three months ended March 31, 2004, employee stock options to purchase 10,848 were excluded from the computation of diluted net income (loss) per share because the exercise price of the stock options was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive.

     Options to purchase approximately 26,529 shares were outstanding as of March 31, 2003 and were excluded from the computation of dilutive shares because of their antidilutive effect on net loss per share as the Company incurred a net loss for the three months ended March 31, 2003.

     For the three months ended March 31, 2004 and 2003, 30,526 and 169,788 shares, respectively, of common stock equivalent shares associated with the convertible notes were excluded from the computation of dilutive net loss per share because they were antidilutive. The number of common stock equivalent shares is computed by dividing the total outstanding balance (principal plus interest) of the convertible notes by the average closing sales price of the Company’s common stock for the applicable period. The average closing stock price was $6.76 and $1.95 for the three months ended March 31, 2004 and 2003, respectively. This calculation assumes the Company would repurchase the convertible notes using only common stock at the average stock price for the related period and no cash (see related conversion information in note 8 of the Notes to Condensed Consolidated Financial Statements). In the event of redemption of the convertible notes, the actual conversion price will depend on future market conditions.

7. Segment Reporting

     The Company has four reportable segments: Application Specific Integrated Circuits (ASIC), Microcontrollers, Nonvolatile Memories (NVM) and Radio Frequency (RF) and Automotive. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits.

Information about segments:

		Micro-		RF and
	ASIC	controller	NVM	Automotive	Total
Three Months ended March 31, 2004
Net revenues	$146,075	$89,527	$105,774	$66,019	$407,395
Segment operating income (loss)	(12,539)	29,865	(4,816)	8,263	20,773
Three Months ended March 31, 2003
Net revenues	$102,508	$60,941	$82,828	$50,201	$296,478
Segment operating income (loss)	(17,732)	3,839	(31,597)	3,821	(41,669)

Geographic sources of revenues for each of the periods ended March 31, 2004 and 2003 (revenues are attributed to countries based on delivery locations):

	Three months ended March 31,
	2004	2003
United States	$70,758	$60,777
Germany	45,148	31,344
France	33,845	20,243
UK	8,478	8,396
Japan	15,019	15,822
China including Hong Kong	84,907	57,325
Singapore	37,935	19,875
Rest of Asia-Pacific	57,921	40,765
Rest of Europe	44,137	31,721
Rest of World	9,247	10,210

Total	$407,395	$296,478

     Locations of long-lived assets as of March 31, 2004 and December 31, 2003 (long-lived assets exclude assets held for sale in the U.S. and Europe):

	March 31, 2004	December 31, 2003
United States	$401,772	$416,994
Germany	20,926	23,400
France	399,641	431,932
UK	276,817	271,812
Japan	16	23
China	377	393
Rest of Asia-Pacific	2,082	1,935
Rest of Europe	13,322	12,737

Total	$1,114,953	$1,159,226

8. Borrowing Arrangements

     Information with respect to Atmel’s debt and capital lease obligations is shown in the following table:

	March 31, 2004	December 31, 2003
Various interest-bearing notes	23,031	27,956
Line of credit	15,000	15,000
Convertible notes	206,260	203,849
Capital lease obligations	233,562	266,525

	477,853	513,330
Less amount due within one year	(148,356)	(155,299)

Long-term debt due after one year	$329,497	$358,031

     Maturities of the debt and capital lease obligations are as follows:

	Convertible	Long Term Debt
	Notes	& Capital Leases	Total
2004 (remaining nine months)	$—	$125,788	$125,788
2005	—	102,784	102,784
2006	228,033	37,510	265,543
2007	—	7,032	7,032
2008	335	5,725	6,060
Thereafter	—	13,900	13,900

	228,368	292,739	521,107
Less amount representing interest	(22,108)	(21,146)	(43,254)

Total	$206,260	$271,593	$477,853

          Interest rates on interest bearing notes and capital lease obligations are based on either the London Interbank Offered Rate (LIBOR) plus a spread ranging from 1.75% to 2%, the short-term Euro Interbank Offered Rate (EURIBOR) plus a spread ranging from 0.8% to 1.23%, or fixed rates ranging from 6.43% to 6.55%. The six-month LIBOR and EURIBOR rates were approximately 1.16% and 1.94%, respectively, at March 31, 2004.

          In June 2003, the Company entered into a $15,000 revolving line of credit with a domestic bank. The full amount of the line of credit is currently outstanding, the final maturity date of which is June 25, 2006. The interest rate is 3.05% and is based on the LIBOR plus a spread of 1.25%. The spread is based on the level of borrowings under the revolving line of credit and can range from 1.25% to 5%. The Company has pledged certain marketable securities as collateral. At March 31, 2004, the fair market value of these marketable securities was $58,258.

          In July 2003, the Company entered into a $25,000 revolving line of credit with a domestic bank. The maturity date is July 1, 2005. The interest rate is based on the LIBOR plus 2.5%. At March 31, 2004 no amount is outstanding under this line of credit. This line of credit is secured by certain accounts receivable and inventory balances.

          Approximately $25,745 of the debt included in the capital lease obligations requires Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis, and approximately $26,295 of the debt obligations have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. The Company was in compliance with the covenants as of March 31, 2004. A previous requirement to maintain restricted cash of approximately €21,307 ($26,175) was renegotiated in March 2004 and eliminated. As a result there is no longer a requirement to maintain a restricted cash balance.

          In April 1998, Atmel completed a sale of zero coupon subordinated convertible notes, due 2018, which raised $115,004. On April 21, 2003, the Company paid $134,640 in cash to those note-holders of the 2018 convertible notes that submitted these notes for redemption. Notes with an accreted value of $268 as of March 31, 2004 were not submitted for redemption and remain outstanding. The 2018 convertible notes are convertible, at the option of the holder, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount at maturity of the debt. The effective interest rate of the notes is 5.5% per annum. At any time, the Company has the option to redeem these notes for cash, in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. In addition, the Company may be required to repurchase these notes at the option of the holder as of April 21, 2008 and 2013, at prices equal to the issue price plus accrued interest.

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

9. Commitments and Contingencies

     Legal Proceedings:

     The Company currently is a party to various legal proceedings. The amount or range of possible loss, if any, is not reasonably subject to estimation at this time. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the net income and financial position of the Company. The estimate of the potential impact on the Company’s financial position or overall results of operations or cash flow for the legal proceedings described below could change in the future.

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

          On February 7, 2003, a class action entitled Pyevich v. Atmel Corporation, et al., was filed in the United States District Court for the Northern District of California, against Atmel and certain of its current officers and a former officer. The Complaint alleged that Atmel made false and misleading statements concerning its financial results and business during the period from January 20, 2000 to July 31, 2002 as a result of sales of allegedly defective product to Seagate and alleges that Atmel violated Section 10(b) of the Securities Exchange Act of 1934. Additional, virtually identical complaints were subsequently filed and were consolidated into this action. The Complaints did not identify the alleged monetary damages. This case was dismissed for failure to state a claim on March 2, 2004.

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

     Warranty Liability:

     The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The majority of products are generally covered by a warranty typically ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability for the three months ended March 31, 2004 and 2003:

	For the three months ended March 31,
	2004	2003
Balance at beginning of period	$(9,998)	$(10,250)
Accrual for warranties issued during the period	(1,464)	(1,273)
Accrual relating to preexisting warranties	152	(219)
(including credit for change in estimate)
Expenditures made (in cash or in kind) during the period	1,464	1,111

Balance at end of period	$(9,846)	$(10,631)

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

     At March 31, 2004, the Company had outstanding commitments for purchases of capital equipment of $71,753.

          Derivative Instruments:

          The Company conducts business on a global basis in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. The Company uses derivative instruments to manage exposures to foreign currency risk. The Company’s objective in holding derivatives is to minimize the volatility of earnings and cash flows associated with changes in foreign currency rates.

          The Company recognizes derivative instruments as either assets or liabilities on the Condensed Consolidated Balance Sheets and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company does not enter into foreign exchange forward contracts for trading purposes.

          Gains and losses on fair value hedge contracts are included in other income (expense), net, in the Condensed Consolidated Statements of Operations and offset foreign exchange gains or losses from the revaluation of current assets and liabilities, including intercompany balances, denominated in currencies other than the functional currency of the reporting entity. The

Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. As of March 31, 2004, forward contracts outstanding were $16,260.

          The Company periodically hedges forecasted transactions related to certain foreign currency operating expenses, primarily related to European manufacturing subsidiaries, with forward contracts. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and totalled $2,542 for the three months ended March 31, 2004. This amount will be reclassified into cost of revenues when the related expenses are recognized. The ineffective portion of the gain or loss is reported in other income (expense) immediately. As of March 31, 2004, forward contracts outstanding for cash flow hedging have maturities from one to three months and totaled $100,568.

          The fair value of derivative instruments as of March 31, 2004 and changes in fair value during the three month period ended March 31, 2004 were not material. For the three month period ended March 31, 2004, gains or losses recognized in earnings for hedge ineffectiveness and the time value excluded from effectiveness testing, were not material. The Company did not recognize any gains or losses as a result of a change in probability that the original forecasted transactions would not occur.

          The Company’s foreign exchange forward contracts expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by counterparties.

10. Comprehensive Loss

          The components of comprehensive loss are as follows:

	Three Months Ended
	March 31,
	2004	2003
Net income (loss)	$11,009	$(53,120)
Other comprehensive income (loss):
Foreign currency translation adjustments	(23,205)	29,722
Change in unrealized loss on derivative instruments used as cash flow hedges	(2,542)	—
Unrealized gain (loss) on securities	147	(251)

Other comprehensive income (loss)	(25,600)	29,471

Comprehensive loss	$(14,591)	$(23,649)

11. Restructuring and Asset Impairment Charges

          The following table summarizes the activity related to the restructuring reserve liability during the three months ended March 31, 2004:

	December 31,			March 31,
	2003 reserves	Reversals	Payments	2004 reserves
Restructuring reserve liability	$11,732	$—	$(202)	$11,530

          The restructuring reserve balance of $11,530 at March 31, 2004 is for the termination of a contract with a supplier and will be paid out over approximately the next 10 years.

     12. Interest and Other Expenses, Net

     Interest and other expenses, net, is summarized in the following table:

	Three months ended March 31,
	2004	2003
Interest and other income	$3,027	$3,810
Interest expense	(7,544)	(10,911)
Foreign exchange transaction losses	(1,379)	(1,350)

Total	$(5,896)	$(8,451)

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations

          You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2003.

Forward Looking Statements

          You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements” included in this Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Trends, Uncertainties and Risks,” and elsewhere in this Form 10-Q. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. The Company undertakes no obligation to update any forward looking statements in this Form 10-Q.

OVERVIEW

          Our revenues in the first quarter of 2004 increased 37% from the same period in 2003 primarily due to growth in our ASIC and Microcontrollers business units. Gross Margin improved to 30% for the first quarter of 2004 compared to 18% for the same period in 2003 primarily due to manufacturing efficiencies stemming from increased demand and a stronger product mix. Revenue was also favorably impacted by foreign currency exchange rate changes, primarily the Euro. However, the stronger Euro had a negative effect on our costs and expenses when expenses denominated in Euro were converted to US dollars. The net impact of foreign currency exchange rate fluctuations was $17 million in lower net income, calculated by comparing average Euro exchange rates for the first quarter of 2004 to the same period in 2003. The Euro rates used for this comparison were 1.25 and 1.07 (USD to Euro) for the first quarter of 2004 and 2003, respectively. Our net income of $11 million in the first quarter of 2004 was primarily due to increased revenues and higher gross margin percentage compared to the first quarter of 2003.

CRITICAL ACCOUNTING POLICIES

     Except for our accounting policy regarding derivatives, as discussed below, our critical accounting policies have not changed from those disclosed in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

Derivatives

     We use derivative instruments to manage exposures to foreign currency. Our policy is to use derivatives to minimize the volatility of earnings and cash flows associated with changes in foreign currency. Certain forecasted transactions and foreign currency assets and liabilities expose us to foreign currency risk. We enter into foreign exchange forward contracts to minimize the short-term impact of currency fluctuations on existing as well as anticipated foreign currency assets and liabilities.

     For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments not designated as a FAS No. 133 cash flow hedge, the gain or loss is recognized in earnings in the period of the change, offsetting the gain or loss from revaluation.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

	Three Months Ended
	March 31,
	2004	2003
Net revenues	100%	100%
Operating expenses
Cost of revenues	70	82
Research and development	14	22
Selling, general and administrative	11	11

Total operating expenses	95	115

Operating income (loss)	5	(15)
Interest and other expenses, net	(1)	(2)

Income (loss) before income taxes	4	(17)
Provision for income taxes	(1)	(1)

Net income (loss)	3%	(18)%

Net Revenues - By Segment

     Atmel’s operating segments consist of: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive).

     Our net revenues by segment compared to prior periods are summarized as follows (in thousands):

	Three Months Ended
	March 31,
Segment	2004	2003	Increase
ASIC	$146,075	$102,508	$43,567
Microcontrollers	89,527	60,941	28,586
Nonvolatile Memory	105,774	82,828	22,946
RF and Automotive	66,019	50,201	15,818

Total	$407,395	$296,478	$110,917

ASIC

     Revenues increased by $44 million in the first quarter of 2004 compared to the same period in 2003. The increase resulted from a 57% increase in unit shipments partially offset by a 9% decline in average selling prices.

     The increase in revenue in the first quarter of 2004 was predominately driven by increased demand for SmartCard products, as we introduced new products and achieved market share gains in this growing market.

Microcontroller

     Revenues increased by $29 million in the first quarter of 2004 compared to the same period in 2003. The increase resulted from a 57% increase in unit shipments partially offset by a 1% decrease in average selling prices.

     The growth in revenue in the first quarter of 2004 can be attributed to sales of our proprietary AVR Microcontroller products. This product family has benefited from the overall increase in shipments of consumer and industrial electronics, as well as market share gains.

Nonvolatile Memory

     Revenues increased by $23 million in the first quarter of 2004 compared to the same period in 2003. The increase resulted from a 64% increase in unit shipments partially offset by a 19% decrease in average selling prices.

     The growth in revenue in the first quarter of 2004 can be attributed to improved demand for our Flash, Data Flash, and Serial EEPROM products. However, our nonvolatile memory segment continues to be unprofitable. Competitive pressure and the need to continually migrate to new technology are among several factors that contribute to gross margins below that of our other products, and are likely to continue for the foreseeable future.

RF and Automotive

     Revenues increased by $16 million in the first quarter of 2004 compared to the same period in 2003. The increase resulted from a 25% increase in unit shipments and a 5% increase in average selling prices.

     Demand for RF and Automotive products remains strong as the automotive industry continues to increase the use of electronic content in cars, especially in European auto markets where we have a strong market position.

Net Revenues — By Geographic Area

     Our net revenues by geographic areas are summarized as follows (in thousands):

	Three Months Ended
	March 31,
Region	2004	2003	Increase (Decrease)
North America	$71,481	$61,943	$9,538
Europe	131,608	91,704	39,904
Asia	195,783	133,788	61,995
Other *	8,523	9,043	(520)

Total	$407,395	$296,478	$110,917

     * Primarily includes Philippines, South Africa, and Central and South America

     Over the last several years, revenues have increased significantly in Asia. We believe that part of this shift reflects changes in customer manufacturing trends, with many customers increasing production in Asia.

     Revenues from North America increased by $10 million in the first quarter of 2004 compared to the same period in 2003 due to an 8% increase in unit shipments and a 10% increase in average selling prices.

     Revenues from Europe increased by $40 million in the first quarter of 2004 compared to the same period in 2003 due to a 34% increase in unit shipments and a 7% increase in average selling prices.

     Revenues from Asia increased by $62 million in the first quarter of 2004 compared to the same period in 2003 due to a 70% increase in unit shipments partially offset by a 16% decrease in average selling prices.

Revenues and Costs – Impact from Changes to Currency Rates

     In the first quarter of 2004 approximately 28% of sales were denominated in foreign currencies, primarily the Euro. Had exchange rates in the first quarter of 2004 remained the same as the average exchange rates in the same period in 2003 our reported revenues in the first quarter 2004 would have been approximately $16 million lower. In the first quarter of 2004 approximately 58% of costs were denominated in foreign currencies, primarily the Euro. Had exchange rates in the first quarter of 2004 remained the same as the average exchange rates in the same period in 2003 our reported costs would have been approximately $33 million lower for the first quarter 2004 (cost of revenues $24 million, research and development $5 million, sales, general and administrative $3 million, other non-operating expenses $1 million). The net impact of foreign currency exchange rate fluctuations was $17 million in lower net income for the first quarter of 2004 compared to the same period in 2003.

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

     Gross margin improved to 30% for the first quarter of 2004 compared to 18% for the same period in 2003. The gross margin percentage improvement is a result of significantly improved factory utilization and improved product mix, partially offset by lower average selling prices and the negative effect of foreign exchange rate fluctuations. In addition, gross margins for the first quarter of 2003 were negatively affected by a $10 million charge related to a patent license agreement. Had exchange rates in the first quarter of 2004 remained the same as the average exchange rates in the same period in 2003 our reported gross margin would have been 33%.

     The effect of inventory write-downs on our gross margin for the three months ended March 31, 2004 and 2003 was immaterial.

     We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized $4.7 million in the first quarter of 2004 compared to $2.3 million in the first quarter of 2003.

Research and Development (R&D)

     We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve and we are committed to appropriate levels of expenditures for research and development.

     R&D expenses decreased to $57 million in the first quarter of 2004 compared to $64 million for the same period in 2003. As a percentage of net revenues R&D expenses decreased to 14% in the first quarter of 2004 compared to 22% for the same period in 2003. The decrease in R&D expenditures is primarily the result of lower process development costs partially offset by the negative effect of foreign exchange rate fluctuations. Process development costs at our North Tyneside, UK wafer fabrication site declined as this facility transitioned to production volume levels during the second half of 2003. Had exchange rates in the first quarter of 2004 remained the same as the average exchange rates in the same period in 2003, R&D expenditures would have been $5 million lower for the quarter ended March 31, 2004.

     We receive R&D grants from various European research organizations. The benefit for which is recognized as an offset to related costs. For the first quarter of 2004, we recognized $2.3 million in research grant benefits, compared to $2.4 million in the first quarter 2003.

Selling, General and Administrative (SG&A)

     SG&A expenses increased to $43 million in the first quarter of 2004 compared to $32 million in the first quarter of 2003. SG&A expenses were 11% of net revenues for the first quarter of 2004 compared to 11% for the same period in 2003. The increase in expenditures is primarily due to increased legal expenses, increased spending related to sales volume, and the negative effect of foreign exchange rate fluctuations. Had exchange rates in the first quarter of 2004 remained the same as the average exchange rates in the same period in 2003 SG&A expenditures would have been $3 million lower.

Interest and Other Expenses, Net

     Net interest and other expenses decreased to $6 million in the first quarter of 2004 compared to $8 million for the same period in 2003. As a percentage of net revenues, net interest and other expenses was 1% in the first quarter of 2004 compared to 2% for the same period in 2003. The decrease in net interest and other expenses is primarily due to decreased interest expense as we have reduced our outstanding borrowings. Interest rates on borrowing did not change significantly during first quarter of 2004 compared to the same period in 2003.

Income Taxes

     For the first quarter of 2004, we recorded an income tax expense of $4 million. The income tax expense relates to the operations of our foreign subsidiaries where there are no available net operating losses. In subsidiaries where we have available tax net operating losses, we have utilized these losses to offset current year income. To the extent that losses exceed expected taxable income for the current year, any future tax benefit of net operating losses is not provided as realization of the related benefit is not assured.

     For the first quarter of 2003, we recorded an income tax expense of $3 million. The income tax expense relates to the operations of our foreign subsidiaries. The future tax benefit of net operating losses was provided as realization of the related benefit was not assured.

Liquidity and Capital Resources

     At March 31, 2004, we had $414 million of cash and cash equivalents, compared to $386 million at December 31, 2003. Current ratio, calculated as total current assets divided by total current liabilities, remained flat at 1.8 at March 31, 2004 and December 31, 2003. The increase in cash is primarily due to positive cash flow generated from operating activities.

     Operating Activities: During the first quarter of 2004, net cash provided by operating activities was $96 million, compared to $28 million in the same period in 2003. The increase in cash provided by operating activities is primarily due to our net income position in the first quarter 2004 as opposed to our net loss position in the same period in 2003.

     Our accounts receivable was $221 million at March 31, 2004 compared to $215 million at December 31, 2003. Our days sales outstanding (“DSO”) improved to 49 days at March 31, 2004 compared to 52 days at December 31, 2003. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. The improvement to DSO primarily resulted from improved collection performance. Should we need to offer longer payment terms in the future due to competitive pressures, this could negatively affect our DSO and cash flows from operating activities.

     Inventories increased to $282 million at March 31, 2004 from $268 million at December 31, 2003. Days sales in inventory was 90 days at March 31, 2004 and December 31, 2003. Inventories consist of raw wafers, purchased specialty wafers, work in process, and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. The increase in inventory by $14 million or 5% compared to December 31, 2003 is primarily due to higher shipment levels, increased process complexity, and the need to offer competitive lead times, especially for commodity products.

     Investing Activities: Net cash used by investing activities was $22 million during the first quarter of 2004 compared to $31 million in the same period of 2003. The decrease in cash used by investing activities was primarily due to the change in restricted cash partially offset by increased capital spending and investment purchases. In March 2004, a previous requirement to maintain restricted cash of approximately €21 ($26) million was renegotiated and eliminated. As a result there is no longer a requirement to maintain a restricted cash balance.

     Financing Activities: Net cash used in financing activities remained relatively flat at $35 million in the first quarter of 2004 compared to $34 million during the same period in 2003. Cash used for financing activities was primarily principal payments on debt and capital leases.

     Approximately $26 million of debt included in the capital lease obligations require Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis and approximately $26 million of debt obligations have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. We were in compliance with the covenants as of March 31, 2004.

     Other future obligations of $116 million consist primarily of future repayments of advances from customers, of which $21 million has been classified as current liabilities.

     We believe that our existing balance of cash, cash equivalents and short term investments, together with cash flow from operations, sale of assets, equipment lease financing, and other short- and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

     We expect our operations to generate positive cash flow for the remainder of 2004; however, a significant portion of this cash will be used to repay debt and make capital investments. The amount of cash we use in 2004 will depend largely on the amount of cash generated from our operations. Currently, we expect our 2004 capital expenditures to be approximately $180 to $200 million. In 2004 and future years, our capacity to make significant capital investments will depend on our ability to generate substantial cash flow from operations and on our ability to obtain adequate financing.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued FIN 46R which supercedes FIN 46. FIN 46R is applicable in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this standard did not have a material impact on our results of operations or financial condition.

     In April 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-06, (EITF 03-06), “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share”. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in our dividends and earnings when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 is not expected to have a material effect on our results of operations or financial position.

     On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which supercedes Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (SAB 101). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), “Accounting for Revenue Arrangements with Multiple

Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, “Revenue Recognition”. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

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

     Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:

•	the cyclical nature of both the semiconductor industry and the markets addressed by our products

•	ability to meet our debt obligations

•	availability of additional financing

•	the extent of utilization of manufacturing capacity

•	fluctuations in manufacturing yields

•	the highly competitive nature of our markets

•	the pace of technological change

•	natural disasters or terrorist acts

•	political and economic risks

•	fluctuations in currency exchange rates

•	our ability to maintain good relationships with our customers

•	integration of new businesses or products

•	third party intellectual property infringement claims

•	ability of independent assembly contractors to meet our volume, quality, and delivery objectives

•	environmental regulations

•	personnel changes

•	business interruptions

•	system integration disruptions, and

•	Changes in accounting rules, such as recording expenses for employee stock option grants.

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

     Atmel’s operating results have been harmed by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity and declining gross margins. In 2001, we recorded a $463 million charge to recognize impairment in value of our manufacturing equipment in Colorado Springs, Colorado, Rousset, France and Nantes, France. In addition, we recorded a $19 million charge for the costs of reducing our workforce in our European manufacturing operations. We also recorded an asset impairment charge of $341 million in the second quarter 2002 to write down to fair value the book value of our fabrication equipment in Irving, Texas and North Tyneside, U.K. We recorded a restructuring and asset impairment charge in the third quarter of 2002 of $42 million, primarily in connection with the closing of our Irving, Texas 8-inch wafer fabrication facility and making it available for sale. The charges consisted of costs for reduction in headcount, asset write-downs, and expenses associated with our decision to close the facility. We recorded a restructuring and asset impairment charge in the fourth quarter 2002 of $3 million. This charge related to plans for reorganizing certain programs and a reduction in headcount in Europe. In December 2003, we re-evaluated the status of the fabrication equipment in our Irving, Texas facility and because of increasing demand we decided to utilize much of this equipment in other facilities. An asset impairment charge of $27.6 million was recorded in the fourth quarter of 2003. Our business may be harmed in the future not only by cyclical conditions in the semiconductor industry as a whole but also by slower growth in any of the markets served by our customer products.

     OUR LONG-TERM DEBT COULD HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING, AND OUR ABILITY TO MEET OUR DEBT OBLIGATIONS WILL BE DEPENDENT UPON OUR FUTURE PERFORMANCE.

     As of March 31, 2004, our long term convertible notes and long term debt less current portion was $329 million compared to $358 million at December 31, 2003. Our long-term debt (less current portion) to equity ratio was 0.3 and 0.4 at March 31, 2004 and December 31, 2003, respectively. Our current debt levels as well as any increase in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

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

     WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

            Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures aggregating $1,951 million in 1999, 2000 and 2001, in large part preparing for expected increases in demand. However, in light of falling demand we have recognized asset impairment charges aggregating $855 million in 2001, 2002, and 2003. We intend to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. Currently, we expect our 2004 capital expenditures to be approximately $180 to $200 million. We may seek additional equity or debt financing to fund further enhancement of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

     IF WE DO NOT SUCCESSFULLY ADJUST OUR MANUFACTURING CAPACITY IN LINE WITH DOWNTURNS IN OUR INDUSTRY OR INCREASES IN DEMAND, OUR BUSINESS COULD BE HARMED.

            In 2000 and 2001, we made substantial capital expenditures to increase our wafer fabrication capacity at our facilities in Colorado Springs, Colorado and Rousset, France. We also currently manufacture our products at our facilities in Heilbronn, Germany; Grenoble, France; Nantes, France; and North Tyneside, United Kingdom.

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

            Our available cash from operations has not been sufficient to provide significant funding for continued expansion of our facilities or the implementation of new technologies, and may remain insufficient for such purposes if the business conditions do not improve sufficiently. In light of losses incurred from 2001 through 2003, we may not be able to obtain from external sources the additional financing necessary to fund the expansion of our manufacturing facilities or the implementation of new manufacturing technologies.

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

     OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.

            Sales to customers outside North America accounted for approximately 82%, 78% and 75% of net revenues in 2003, 2002 and 2001. In the first quarter of 2004, sales to customers outside of North America accounted for 82% of net revenues. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:

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

            Approximately 72%, 75% and 79% of our net revenues in 2003, 2002 and 2001 were denominated in U.S. dollars. Approximately 72% of our net revenues in the first quarter 2004 were denominated in U.S. dollars. During these periods our products became less price competitive in countries with currencies declining in value against the dollar. In 1998, business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. Approximately 49%, 43% and 38% of net revenues were generated in Asia in 2003, 2002 and 2001. Approximately 48% of net revenues were generated in Asia in the first quarter of 2004.

     WHEN WE TAKE ORDERS DENOMINATED IN FOREIGN CURRENCIES, WE RISK RECEIVING FEWER DOLLARS WHEN THESE CURRENCIES WEAKEN AGAINST THE DOLLAR, AND MAY NOT BE ABLE TO ADEQUATELY HEDGE AGAINST THIS RISK.

            When we take an order denominated in a foreign currency we will receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenues, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, a negative impact on revenues can be partially offset by a positive impact on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in European currencies and yen as a percentage of net revenues were 26% and 2% in 2003, 22% and 3% in 2002 and 16% and 5% in 2001, respectively. Sales denominated in European currencies and yen as a percentage of net revenues were 27% and 1% in the first quarter of 2004. We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES THAT COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS AND CASH FLOWS

            Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to orders denominated in local currencies in Asia and Europe and as well as operating expenses in Europe, where a significant amount of our manufacturing is located.

            Currently, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on certain foreign currency assets and liabilities. In addition, we periodically hedge certain anticipated foreign currency cash flows. Our attempts to hedge against these risks may not be successful, resulting in an adverse impact on our net income.

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

     IF WE ACCOUNT FOR EMPLOYEE STOCK OPTIONS USING THE FAIR VALUE METHOD, IT COULD SIGNIFICANTLY REDUCE OUR NET INCOME.

There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges, which could significantly reduce our net income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments

            We do not use derivative financial instruments in our operations.

Interest Rate Risk

            We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available for sale, and consequently record them on the balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statement of operations through December 31, 2004. In addition, some of our borrowings are at floating rates, so this would act as a natural hedge.

            We have short-term debt, long-term debt, capital leases and convertible notes totaling $478 million at March 31, 2004. Approximately $351 million of these borrowings have fixed interest rates. We have $127 million of floating interest rate debt of which $85 million is Euro denominated. We do not hedge against this interest rate risk and could be negatively affected should interest rates increase significantly. A hypothetical 100 basis point increase in interest rates would have a $1.3 million annualized adverse impact on income before taxes on our Consolidated Statements of Operations for 2004. While there can be no assurance that both of these rates will remain at current levels, we believe that any rate increase will not cause significant negative impact to our operations and to our financial position.

            The following table presents the hypothetical changes in interest expense related to our outstanding borrowings for the quarter ending March 31, 2004 that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 5%, 10% and 15% for the three months ended March 31, 2004 (in thousands).

	Interest expense given an			interest
	interest rate decrease by X basis			expense with	Interest expense given an interest
		points		no change in	rate increase by X basis points
	150 BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS
Interest Expense	$5,504	$6,184	$6,864	$7,544	$8,224	$8,904	$9,584

            The following table presents the hypothetical changes in fair value in our outstanding convertible notes at March 31, 2004 that is sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS over a twelve-month time horizon. The base value represents the fair market value of the notes (in thousands):

	Valuation of borrowing given an			Valuation	Valuation of borrowing given an
	interest rate decrease by X basis			with no	interest rate increase by X basis
		points		change in		points
	150 BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS
Convertible notes	$205,040	$204,021	$203,008	$202,000	$200,997	$200,000	$199,008

Foreign Currency Risk

            When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. In the first quarter 2004, the impact of the change in foreign currency resulted in net income being $17 million lower when compared to the same period in 2003 (as discussed in the overview section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign denominated transactions that occurred in 2004 were recorded using the average 2003 foreign currency rates. Sales denominated in foreign currencies were 28% and 27% in first first quarter of 2004 and 2003 respectively. Sales denominated in Euros were 27% and 24% in the first quarter of 2004 and 2003 respectively. Sales denominated in yen were 1% and 2% in the first quarter of 2004 and 2003 respectively. Costs denominated in foreign currencies, primarily the Euro, were approximately 58% and 57% in the first quarter of 2004 and 2003, respectively.

            We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 33% and 36% of our accounts receivable are denominated in foreign currency as of March 31, 2004 and December 31, 2003, respectively.

            Accounts payable and debt obligations denominated in foreign currencies could increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 48% and 53% of our accounts payable were denominated in foreign currency as of March 31, 2004 and December 31, 2003, respectively. Approximately 34% and 39% of our debt obligations were denominated in foreign currency as of March 31, 2004 and December 31, 2003, respectively.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     The Company currently is a party to various legal proceedings. The amount or range of possible loss, if any, is not reasonably subject to estimation at the time of this Quarterly Report on Form 10-Q. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the net income and financial position of the Company. The estimate of the potential impact on the Company’s financial position or overall results of operations or cash flow for the legal proceedings described below could change in the future.

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

            On February 7, 2003, a class action entitled Pyevich v. Atmel Corporation, et al., was filed in the United States District Court for the Northern District of California, against Atmel and certain of its current officers and a former officer. The Complaint alleged that Atmel made false and misleading statements concerning its financial results and business during the period from January 20, 2000 to July 31, 2002 as a result of sales of allegedly defective product to Seagate and alleges that Atmel violated Section 10(b) of the Securities Exchange Act of 1934. Additional, virtually identical complaints were subsequently filed and were consolidated into this action. The Complaints did not identify the alleged monetary damages. This case was dismissed for failure to state a claim on March 2, 2004.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5: Other Information

     None.

Item 6: Exhibits and Reports on Form 8-K

A. Exhibits

     The following Exhibits have been filed with this Report:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K.

On January 23, 2004, Registrant filed a report on Form 8-K furnishing, pursuant to Item 12, a press release relating to its financial information for the three months and fiscal year ended December 31, 2003 and forward-looking statements relating to the first quarter of 2004 and fiscal year 2004, as presented in a press release of January 23, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION (Registrant)

May 7, 2004	/s/	GEORGE PERLEGOS

George Perlegos President & Chief Executive Officer (Principal Executive Officer)

May 7, 2004	/s/	FRANCIS BARTON

Francis Barton Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002