Form 10-Q
period 2004-06-30
ATMEL CORP
filed 2004-08-09
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _____

Commission File Number 0-19032

ATMEL CORPORATION

(Registrant)

Delaware (State or other jurisdiction of incorporation or organization)	77-0051991 (I.R.S. Employer Identification Number)

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

On July 21, 2004, Registrant had 475,613,550 outstanding shares of Common Stock.

ATMEL CORPORATION

FORM 10-Q

QUARTER ENDED JUNE 30, 2004

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Atmel Corporation

Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	June 30, 2004	December 31, 2003
Current assets
Cash and cash equivalents	$347,642	$385,887
Short term investments	63,100	45,167
Accounts receivable, net	244,582	215,303
Inventories	303,252	268,074
Other current assets	66,000	54,198

Total current assets	1,024,576	968,629
Fixed assets, net	1,053,657	1,121,367
Intangibles and other assets	36,819	37,859
Restricted cash	—	26,835

Total assets	$2,115,052	$2,154,690

Current liabilities
Current portion of long-term debt and capital leases	$139,822	$155,299
Trade accounts payable	178,211	144,476
Accrued liabilities and other	229,213	232,251
Deferred income on shipments to distributors	21,580	19,160

Total current liabilities	568,826	551,186
Long-term debt less current portion	96,118	154,182
Convertible notes	208,691	203,849
Other long term liabilities	224,836	227,356

Total liabilities	1,098,471	1,136,573

Stockholders’ equity
Common stock	474	473
Additional paid in capital	1,275,006	1,269,071
Accumulated other comprehensive income	175,133	205,265
Accumulated deficit	(434,032)	(456,692)

Total stockholders’ equity	1,016,581	1,018,117

Total liabilities and stockholders’ equity	$2,115,052	$2,154,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	$420,803	$318,472	$828,198	$614,950

Operating expenses
Cost of revenues	301,088	248,567	587,849	490,967
Research and development	57,307	66,080	113,951	130,254
Selling, general and administrative	43,951	36,831	87,168	68,404
Restructuring and asset impairment credit	—	(360)	—	(360)

Total operating expenses	402,346	351,118	788,968	689,265

Operating income (loss)	18,457	(32,646)	39,230	(74,315)
Interest and other expenses, net	(2,712)	(8,431)	(8,608)	(16,882)

Income (loss) before taxes	15,745	(41,077)	30,622	(91,197)
Provision for income taxes	(4,094)	(3,000)	(7,962)	(6,000)

Net income (loss)	$11,651	$(44,077)	$22,660	$(97,197)

Basic net income (loss) per share	$0.02	$(0.09)	$0.05	$(0.21)
Diluted net income (loss) per share	$0.02	$(0.09)	$0.05	$(0.21)
Shares used in basic net income (loss) per share calculations	475,381	468,774	474,954	468,123

Shares used in diluted net income (loss) per share calculations	485,536	468,774	485,726	468,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash from operating activities
Net income (loss)	$22,660	$(97,197)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	146,230	138,909
Provision for (benefit from) doubtful accounts receivable	18	(1,235)
Restructuring and asset impairment charge	—	(360)
Gain on sales of fixed assets	(905)	(13)
Stock compensation charge	—	1,299
Accrued interest on zero coupon convertible debt	6,649	7,026
Changes in operating assets and liabilities
Accounts receivable	(29,661)	(16)
Inventories	(38,214)	21,572
Current and other assets	(13,074)	594
Trade accounts payable	36,557	14,283
Accrued liabilities and other	(9,353)	(33,429)
Deferred income on shipments to distributors	2,424	(1,194)

Net cash provided by operating activities	123,331	50,239

Cash from investing activities
Acquisition of fixed assets	(93,294)	(24,948)
Proceeds on sale of fixed assets	2,771	3,256
Release of restricted cash	26,175	—
Purchase of investments	(35,163)	(42,150)
Sale or maturity of investments	16,803	75,693

Net cash (used in) provided by investing activities	(82,708)	11,851

Cash from financing activities
Proceeds from line of credit and capital leases	—	16,029
Principal payments on debt and capital leases	(75,400)	(79,423)
Repurchase of convertible notes	—	(134,640)
Issuance of common stock	5,905	4,289

Net cash used in financing activities	(69,495)	(193,745)

Effect of foreign currency translation adjustment on cash and cash equivalents	(9,373)	6,943

Net decrease in cash and cash equivalents	(38,245)	(124,712)
Cash and cash equivalents at beginning of period	385,887	346,371

Cash and cash equivalents at end of period	$347,642	$221,659

Supplemental cash flow disclosures
Interest paid	$9,674	$13,129
Income taxes paid	$23,548	$8,403
Fixed assets acquired under capital leases	$5,458	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

1. Summary of Significant Accounting Policies

     Basis of Presentation

     These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or Atmel) and its subsidiaries as of June 30, 2004 and the results of operations for the three and six month periods ended June 30, 2004 and 2003 and the cash flows for the six month periods ended June 30, 2004 and 2003. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Certain prior year and period amounts have been reclassified to conform to current presentations and such reclassifications did not have any effect on the prior periods’ net loss.

     Stock Based Compensation

     Atmel has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No.123), Accounting for Stock Based Compensation. Accordingly, no compensation cost has been recognized for the 1986 Incentive Stock Option Plan or 1996 Stock Plan or for grants made under the 1991 Employee Stock Purchase Plan (ESPP). If the compensation cost for the 1986 Plan, the 1996 Plan and the ESPP had been determined based on the fair value at the grant date consistent with the provisions of SFAS No.123, Atmel’s net income (loss) and net income (loss) per share for the three and six months ended June 30, 2004 and 2003 would have been adjusted to the pro forma amounts indicated below:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) — as reported	$11,651	$(44,077)	$22,660	$(97,197)
Add: stock-based employee compensation expense included in net loss reported, net of tax	$—	$1,299	$—	$1,299
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax	(4,237)	(3,818)	(8,292)	(8,012)

Net income (loss) — pro forma	$7,414	$(46,596)	$14,368	$(103,910)
Basic net income (loss) per share — as reported	$0.02	$(0.09)	$0.05	$(0.21)
Basic net income (loss) per share — pro forma	$0.02	$(0.10)	$0.03	$(0.22)
Diluted net income (loss) per share — as reported	$0.02	$(0.09)	$0.05	$(0.21)
Diluted net income (loss) per share — pro forma	$0.02	$(0.10)	$0.03	$(0.22)

     The fair value of each option grant for both the 1986 Plan and the 1996 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Risk-free interest	3.72%	1.05%	3.20%	1.08%
Expected life (years)	5.02 - 5.89	1.47 - 6.23	5.02 - 5.89	1.47 - 6.23
Expected volatility	92%	126%	93%	125%
Expected dividend yield	0%	0%	0%	0%

     The fair value of each purchase under the ESPP is estimated on the date at the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but with expected lives of 0.5 years. The weighted average fair values of ESPP purchases during the first six months of 2004 and 2003 were $1.68 and $0.93, respectively. The weighted average fair values of ESPP purchases during the second quarter of 2004 and 2003 were $3.02 and $0.76, respectively.

     The effects of applying SFAS No.123 on the pro forma disclosures for the three and six months ended June 30, 2004 and 2003 are not likely to be representative of the effects on pro forma disclosures in future periods.

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

     Recent Accounting Pronouncements:

     In December 2003, the FASB issued FIN 46R. FIN 46R is applicable in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

     At its November 2003 meeting, the Emerging Issues Task Force, or EITF, reached a consensus on disclosure guidance previously discussed under EITF 03-01. The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. The Company will adopt the disclosure requirements during its fiscal year ending December 31, 2004. The Company does not believe that this consensus on the disclosure guidance will have a significant impact on its financial position or results of operations.

     At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not believe that this consensus on the recognition and measurement guidance will have a significant impact on its financial position or results of operations.

     In April 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-06, (EITF 03-06), “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share”. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on Atmel’s results of operations or financial position.

2. Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis for raw materials and purchased parts; and an average cost basis for work in progress) or market, and comprised the following:

	June 30, 2004	December 31, 2003
Raw materials and purchased parts	$14,934	$11,103
Work in progress	220,001	191,886
Finished goods	68,317	65,085

Inventory (net of reserves)	$303,252	$268,074

     Inventory reserves at June 30, 2004 and December 31, 2003 were $104,553 and $100,686 respectively.

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

3. Short Term Investments

     Short term investments at June 30, 2004 and December 31, 2003 are primarily comprised of US government and municipal agency debt securities, US and foreign corporate debt securities, commercial paper, and guaranteed variable annuities.

     All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders’ equity.

4. Intangible Assets

     Intangible assets as of June 30, 2004 are included in other assets in the condensed consolidated balance sheet and consisted of the following:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
Core / Licensed Technology	$97,318	$(71,434)	$25,884
Non-Compete Agreement	306	(87)	219
Patents	1,377	(280)	1,097

Total Intangible Assets	$99,001	$(71,801)	$27,200

     Intangible assets as of December 31, 2003 consisted of the following:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
Core / Licensed Technology	$97,318	$(65,535)	$31,783
Non-Compete Agreement	306	(26)	280
Patents	1,377	(57)	1,320

Total Intangible Assets	$99,001	$(65,618)	$33,383

     Intangible amortization expense for the three months ended June 30, 2004 and 2003 totaled $2,954 and $3,592, respectively. Intangible amortization expense for the six months ended June 30, 2004 and 2003 totaled $6,183 and $6,444, respectively. The following table presents the estimated future amortization of net intangible assets:

Years Ending December 31:	Amount
2004 (remaining six months)	$5,543
2005	10,155
2006	6,244
2007	4,477
2008	781

Total estimated future amortization	$27,200

5. Income Taxes

     For the three and six months ended June 30, 2004, the Company recorded an estimated income tax expense of $4,094 and $7,962, respectively, primarily related to income from certain foreign subsidiaries and has utilized net operating losses carried forward from prior years to offset the current income of profitable subsidiaries where such losses are available.

     For the three and six months ended June, 2003, the Company recorded an estimated income tax expense of $3,000 and $6,000, respectively, primarily related to income from certain foreign subsidiaries and has provided a full valuation allowance against the deferred tax benefit of its net operating losses.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$11,651	$(44,077)	$22,660	$(97,197)

Weighted-average shares — basic	475,381	468,774	474,954	468,123
Dilutive effect of stock options	10,155	—	10,772	—

Weighted-average shares — diluted	485,536	468,774	485,726	468,123

Basic net income (loss) per share	$0.02	$(0.09)	$0.05	$(0.21)
Diluted net income (loss) per share	$0.02	$(0.09)	$0.05	$(0.21)

     The following table summarizes antidilutive securities which were not included in the calculation of diluted net income (loss) per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Employee stock options above market value	8,862	—	8,343	—
Employee stock options excluded due to net loss	—	26,458	—	26,458
Equivalent shares associated with convertible notes	33,606	84,163	32,205	92,160

Total shares excluded from per share calculation	42,468	110,621	40,548	118,618

Average closing stock price used in computing the number of common stock equivalent shares	$6.21	$2.37	$6.48	$2.16

     As disclosed in Note 8 of the Notes to Condensed Consolidated Financial Statements, the convertible bond holders have the right to put the notes back to the Company at specific future dates, in which case the Company may elect to settle the notes in shares or cash. In accordance with EITF Topic D-72, the calculation of the number of common stock equivalent shares associated with the convertible notes assumes that the notes will be settled in shares at the then fair value. As a result, the number of common stock equivalent shares associated with convertible notes is computed by dividing the total outstanding balance (principal plus interest) of the convertible notes by the average closing sales price of the Company’s common stock for the applicable period.

     This calculation assumes the Company would repurchase the convertible notes using only common stock at the average stock price for the related period and no cash. In the event of redemption of the convertible notes, the actual conversion price will depend on future market conditions.

7. Segment Reporting

     The Company has four reportable segments: Application Specific Integrated Circuits (ASIC), Microcontrollers, Nonvolatile Memories (NVM) and Radio Frequency (RF) and Automotive. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits. The Company does not allocate assets by segment as management does not use the information to measure or evaluate a segment’s performance.

Information about segments:

		Micro-		RF and
	ASIC	controller	NVM	Automotive	Total
Three Months ended June 30, 2004
Net revenues	$142,472	$97,488	$118,959	$61,884	$420,803
Segment operating income (loss)	(23,882)	27,890	8,383	6,066	18,457

Three Months ended June 30, 2003
Net revenues	$108,777	$69,367	$82,758	$57,570	$318,472
Segment operating income (loss)	(18,108)	11,862	(32,926)	6,166	(33,006)

		Micro-		RF and
	ASIC	controller	NVM	Automotive	Total
Six Months ended June 30, 2004
Net revenues	$288,547	$187,015	$224,733	$127,903	$828,198
Segment operating income (loss)	(36,421)	57,755	3,567	14,329	39,230

Six Months ended June 30, 2003
Net revenues	$211,270	$130,301	$165,569	$107,810	$614,950
Segment operating income (loss)	(35,840)	15,701	(64,523)	9,987	(74,675)

     Reconciliation of segment information to condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Total operating income (loss) for reportable segments	$18,457	$(33,006)	$39,230	$(74,675)
Unallocated amounts:
Restructuring and asset impairment credit	—	360	—	360

Consolidated operating income (loss)	$18,457	$(32,646)	$39,230	$(74,315)

     Geographic sources of revenues for each of the periods ended June 30, 2004 and 2003 (revenues are attributed to countries based on delivery locations):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
United States	$63,768	$56,576	$134,526	$117,353
Germany	45,049	33,466	90,197	64,810
France	40,220	23,982	74,065	44,225
UK	7,907	7,492	16,385	15,888
Japan	15,165	16,203	30,184	32,025
China including Hong Kong	103,323	73,819	188,230	131,144
Singapore	28,920	23,572	66,855	43,447
Rest of Asia-Pacific	61,353	40,784	119,274	81,549
Rest of Europe	43,954	33,170	88,091	64,891
Rest of World	11,144	9,408	20,391	19,618

Total	$420,803	$318,472	$828,198	$614,950

     Locations of long-lived assets as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
United States	$378,677	$416,994
Germany	20,701	23,400
France	379,759	431,932
UK	289,402	271,812
Japan	5	23
China including Hong Kong	401	393
Rest of Asia-Pacific	7,979	1,935
Rest of Europe	13,552	12,737

Total	$1,090,476	$1,159,226

8. Borrowing Arrangements

     Information with respect to Atmel’s debt and capital lease obligations is shown in the following table:

	June 30, 2004	December 31, 2003
Various interest-bearing notes	$18,176	$27,956
Line of credit	15,000	15,000
Convertible notes	208,691	203,849
Capital lease obligations	202,764	266,525

	444,631	513,330
Less amount due within one year	(139,822)	(155,299)

Long-term debt due after one year	$304,809	$358,031

Maturities of the debt and capital lease obligations are as follows:

	Convertible	Long Term Debt
	Notes	& Capital Leases	Total
2004 (remaining six months)	$—	$90,128	$90,128
2005	—	101,889	101,889
2006	228,033	32,624	260,657
2007	—	7,152	7,152
2008	335	5,519	5,854
Thereafter	—	13,811	13,811

	228,368	251,123	479,491
Less amount representing interest	(19,677)	(15,183)	(34,860)

Total	$208,691	$235,940	$444,631

     Interest rates on interest bearing notes and capital lease obligations are based on either the London Interbank Offered Rate (LIBOR) plus a spread ranging from 1.75% to 2%, the short-term Euro Interbank Offered Rate (EURIBOR) plus a spread ranging from 0.8% to 1.23%, or fixed rates ranging from 6.43% to 6.55%. The six-month LIBOR and EURIBOR rates were approximately 1.94% and 2.20%, respectively, at June 30, 2004.

     In June 2003, the Company entered into a $15,000 revolving line of credit with a domestic bank. The full amount of the line of credit is currently outstanding, the final maturity date of which is June 25, 2006. The interest rate is 3.05% and is based on the LIBOR plus a spread of 1.25%. The spread is based on the level of borrowings under the revolving line of credit and can range from 1.25% to 5%. The Company has pledged certain marketable securities as collateral. At June 30, 2004, the fair market value of these marketable securities was $45,726.

     In July 2003, the Company entered into a $25,000 revolving line of credit with a domestic bank. The maturity date is July 1, 2005. The interest rate is based on the LIBOR plus 2.5%. At June 30, 2004 no amount is outstanding under this line of credit. This line of credit is secured by certain accounts receivable and inventory balances.

     Approximately $19,610 of the debt included in the capital lease obligations requires Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis, and approximately $23,272 of the debt obligations have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. The Company was in compliance with the covenants as of June 30, 2004. A previous requirement to maintain restricted cash of approximately €21,307 ($26,175) was renegotiated in March 2004 and eliminated. As a result there is no longer a requirement to maintain a restricted cash balance.

     In April 1998, Atmel completed a sale of zero coupon subordinated convertible notes, due 2018, which raised $115,004. On April 21, 2003, the Company paid $134,640 in cash to those note-holders of the 2018 convertible notes that submitted these notes for redemption. Notes with an accreted value of $272 as of June 30, 2004 were not submitted for redemption and remain outstanding. The 2018 convertible notes are convertible at any time, at the option of the holder, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount. The effective interest rate of the notes is 5.5% per annum. At any time, the Company has the option to redeem these notes for cash, in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. At the option of the holders on April 21, 2008, and 2013, the Company may be required to repurchase the notes at prices equal to the issue price plus accrued original issue discount through date of repurchase. The Company may elect to pay the repurchase price in cash, in shares of common stock or in any combination of the two.

     In May 2001, the Company completed a sale of zero coupon convertible notes, due 2021, which raised $200,027. The notes are convertible at any time, at the option of the holder, into the Company’s common stock at the rate of 22.983 shares per $1 (one thousand dollars) principal amount. The effective interest rate of the debentures is 4.75% per annum. The notes will be redeemable for cash, at the Company’s option, at any time on or after May 23, 2006 in whole or in part at redemption prices equal to the issue price plus accrued original issue discount. At the option of the holders on May 23, 2006, 2011 and 2016, the Company may be required to repurchase the notes at prices equal to the issue price plus accrued original issue discount through date of repurchase. The Company may elect to pay the repurchase price in cash, in shares of common stock or in any combination of the two.

9. Commitments and Contingencies

     Legal Proceedings:

     The Company currently is a party to various legal proceedings. The amount or range of possible loss, if any, is not reasonably subject to estimation at this time with respect to all of the legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the net income and financial position of the Company. The estimate of the potential impact on the Company’s financial position or overall results of operations or cash flow for the legal proceedings described below could change in the future.

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

     Warranty Liability:

     The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The majority of products are generally covered by a warranty typically ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability for the six months ended June 30, 2004 and 2003:

	Six months ended
	June 30,
	2004	2003
Balance at beginning of period	$(9,998)	$(10,250)
Accrual for warranties issued during the period	(3,422)	(5,685)
Accrual relating to preexisting warranties (including credit for change in estimate)	152	(584)
Expenditures made (in cash or in kind) during the period	3,473	5,666

Balance at end of period	$(9,795)	$(10,853)

     Indemnifications:

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

     Purchase Commitments:

     At June 30, 2004, the Company had outstanding commitments for purchases of capital equipment of $145,340 which are expected to be delivered over the next several quarters.

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

     The Company recognizes derivative instruments as either assets or liabilities on the Condensed Consolidated Balance Sheets and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the designation at inception. The Company does not enter into foreign exchange forward contracts for trading purposes.

     Gains and losses on contracts intended to offset foreign exchange gains or losses from the revaluation of current assets and liabilities, including intercompany balances, denominated in currencies other than the functional currency are included in interest and other expenses, net, in the Condensed Consolidated Statements of Operations. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. As of June 30, 2004, forward contracts outstanding were $43,856.

     The Company periodically hedges forecasted transactions related to certain anticipated foreign currency operating expenses, primarily related to European manufacturing subsidiaries, with forward contracts. These transactions are designated as cash flow hedges. As of June 30, 2004, the effective portion of the derivative’s gain or loss, reported as a component of accumulated other comprehensive income, was $1,336. This amount will be reclassified into cost of revenues when the related expenses are recognized. For the three and six month periods ended June 30, 2004, the effective portion of the derivative’s loss that was reclassed into cost of revenues was $3,310 and $5,030, respectively. This loss was substantially offset by lower cost of revenues as a result of favorable exchange rates realized on transactions incurred in foreign currencies. The ineffective portion of the gain or loss is reported in interest and other expense immediately. For the three and six month periods ended June 30, 2004, gains or losses recognized in earnings for hedge ineffectiveness and the time value excluded from effectiveness testing, were not material. As of June 30, 2004, outstanding cash flow hedges, which have maturities of up to three months, totaled $71,776.

     The fair value of derivative instruments as of June 30, 2004 and changes in fair value during the three and six month periods ended June 30, 2004 were not material. The Company did not recognize any gains or losses as a result of a change in probability that the original forecasted transactions would not occur.

     The Company’s foreign exchange forward contracts expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by limiting its counterparties to high credit quality financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by counterparties.

10. Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$11,651	$(44,077)	$22,660	$(97,197)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,160)	38,681	(31,365)	68,401
Change in unrealized gain on derivative instruments used as cash flow hedges	3,878	—	1,336	—
Unrealized loss on securities	(251)	(290)	(103)	(541)

Other comprehensive income (loss)	(4,533)	38,391	(30,132)	67,860

Comprehensive income (loss)	$7,118	$(5,686)	$(7,472)	$(29,337)

11. Restructuring and Asset Impairment Charges

     The following table summarizes the activity related to the restructuring accrual during the six months ended June 30, 2004:

	December 31,		June 30,
	2003 accrual	Payments	2004 accrual
Restructuring accrual	$11,732	$(337)	$11,395

     The restructuring accrual balance of $11,395 at June 30, 2004 is for the termination of a contract with a supplier and will be paid out over approximately the next 10 years.

12. Interest and Other Expenses, Net

     Interest and other expenses, net, is summarized in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest and other income	$2,467	$2,375	$5,494	$6,186
Interest expense	(6,327)	(9,331)	(13,871)	(20,242)
Foreign exchange transaction gain (loss)	1,148	(1,475)	(231)	(2,826)

Total	$(2,712)	$(8,431)	$(8,608)	$(16,882)

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

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

Forward Looking Statements

     You should read the following discussion of our financial condition and results of operations in conjunction with our Condensed Consolidated Financial Statements and the related “Notes to Condensed Consolidated Financial Statements” included in this Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Trends, Uncertainties and Risks,” and elsewhere in this Form 10-Q, and similar discussions in our other filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. The Company undertakes no obligation to update any forward looking statements in this Form 10-Q.

OVERVIEW

     Our revenues in the first six months of 2004 increased 35% from the same period in 2003 primarily due to growth in our ASIC , Microcontrollers, and Nonvolative Memory business units. Gross margin improved to 29% for the first six months of 2004 compared to 20% for the same period in 2003 primarily due to manufacturing efficiencies stemming from increased demand and improved factory utilization. Revenues were also favorably impacted by foreign currency exchange rate changes, primarily the Euro. However, the stronger Euro had a negative effect on our costs and expenses when expenses denominated in Euro were converted to US dollars. The net impact of foreign currency exchange rate fluctuations was $26 million in lower net income, calculated by comparing average Euro exchange rates for the first six months of 2004 to the same period in 2003, as a greater percentage of our expenses are denominated in Euros than our revenues. The Euro rates used for this comparison were 1.23 and 1.10 (USD to Euro) for the first six months of 2004 and 2003, respectively. Our improvement in net income to $23 million in the first six months of 2004 when compared to the first six months of 2003, was primarily due to increased revenues and higher gross margins partially offset by the net impact of foreign currency exchange fluctuations.

     Our revenues in the second quarter of 2004 increased 32% from the same period in 2003 primarily due to growth in our ASIC, Microcontrollers, and Nonvolative memories business units. Gross margin improved to 28% for the second quarter of 2004 compared to 22% for the same period in 2003 primarily due to manufacturing efficiencies stemming from increased demand and improved factory utilization. Revenue was also favorably impacted by foreign currency exchange rate changes, primarily the Euro. However, the stronger Euro had a negative effect on our costs and expenses when expenses denominated in Euro were converted to US dollars. The net impact of foreign currency exchange rate fluctuations was $9 million in lower net income, calculated by comparing average Euro exchange rates for the second quarter of 2004 to the same period in 2003. The Euro rates used for this comparison were 1.22 and 1.13 (USD to Euro) for the second quarter of 2004 and 2003, respectively. Our improvement in net income to $12 million in the second quarter of 2004 when compared to the second quarter of 2003, was primarily due to increased revenues and higher gross margins, partially offset by the net impact of foreign currency exchange fluctuations.

CRITICAL ACCOUNTING POLICIES

     Except for our new critical accounting policy regarding derivatives which is disclosed below, our critical accounting policies have not changed from those disclosed in Item 7 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Derivatives

     We use derivative instruments to manage exposures to foreign currency. Our policy is to use derivatives to minimize the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. Certain forecasted transactions and foreign currency assets and liabilities expose us to foreign currency risk. We enter into foreign exchange forward contracts to minimize the short-term impact of currency fluctuations on existing as well as anticipated foreign currency assets and liabilities.

     For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments not designated as a FAS No. 133 cash flow hedge, the gain or loss is recognized in earnings in the period of the change, offsetting the gain or loss from revaluation.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	100%	100%	100%	100%
Operating expenses
Cost of revenues	72	78	71	80
Research and development	14	21	14	21
Selling, general and administrative	10	11	11	11

Total operating expenses	96	110	96	112

Operating income (loss)	4	(10)	4	(12)
Interest and other expenses, net	(1)	(3)	(1)	(3)

Income (loss) before income taxes	3	(13)	3	(15)
Provision for income taxes	(1)	(1)	(1)	(1)

Net income (loss)	2%	(14)%	2%	(16)%

Net Revenues — By Segment

     Atmel’s operating segments consist of: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive).

     Our net revenues by segment compared to prior periods are summarized as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Segment	2004	2003	Increase	2004	2003	Increase
ASIC	$142,472	$108,777	$33,695	$288,547	$211,270	$77,277
Microcontrollers	97,488	69,367	28,121	187,015	130,301	$56,714
Nonvolatile Memory	118,959	82,758	36,201	224,733	165,569	$59,164
RF and Automotive	61,884	57,570	4,314	127,903	107,810	$20,093

Total	$420,803	$318,472	$102,331	$828,198	$614,950	$213,248

ASIC

     In the first six months of 2004, revenues increased by $77 million compared to the same period in 2003. The increase resulted from a 61% increase in unit shipments partially offset by a 15% decline in average selling prices.

     Compared to the same period in 2003, revenues increased by $34 million in the second quarter of 2004. The increase resulted from a 66% increase in unit shipments partially offset by a 21% decline in average selling prices.

     The increase in revenue in 2004 was predominately driven by increased demand for SmartCard products, as we introduced new products and achieved market share gains in this growing market. With our new product introductions, we serve the personal computer, industrial, set-top box, and smart card reader markets. Currently, SmartCard products represent approximately 32% of the ASIC business segment’s revenues.

Microcontroller

     Revenues increased by $57 million in the first six months of 2004 compared to the same period in 2003. The increase resulted from a 52% increase in unit shipments partially offset by a 2% decrease in average selling prices.

     In the second quarter of 2004, revenues increased by $28 million when compared to the same period in 2003. The increase resulted from a 48% increase in unit shipments partially offset by a 4% decrease in average selling prices.

     The growth in revenue in 2004 can be attributed to sales of our proprietary AVR Microcontroller products. This product family has benefited from the overall increase in shipments of consumer and industrial electronics, as well as market share gains.

Nonvolatile Memory

     Revenues increased by $59 million in the first six months of 2004 compared to the same period in 2003. The increase resulted from a 55% increase in unit shipments partially offset by a 12% decrease in average selling prices.

     Revenues increased by $36 million in the second quarter of 2004 compared to the same period in 2003. The increase resulted from a 49% increase in unit shipments partially offset by a 5% decrease in average selling prices.

     The growth in revenue in the second quarter of 2004 can be attributed to improved demand for our Flash, Data Flash, and Serial EEPROM products. Although our nonvolatile memory segment was profitable in the second quarter of 2004, competitive pressure and the need to migrate continually to new technology are among several factors that contribute to gross margins below that of our other products, and are likely to continue for the foreseeable future.

RF and Automotive

     In the first six months of 2004, revenues increased by $20 million compared to the same period in 2003. The increase resulted from a 22% increase in unit shipments and a 2% decrease in average selling prices.

     Compared to the same period in 2003, revenues increased by $4 million in the second quarter of 2004. The increase resulted from a 19% increase in unit shipments partially offset by an 8% decline in average selling prices.

     In 2004, demand for RF and Automotive products remains strong as the automotive industry continues to increase the use of electronic content in cars, especially in European auto markets where we have a strong market position. In the second quarter of 2004, our RF sales to 3G phones were not as strong as we had expected, however, demand was strong from CDMA phones. While automotive markets have seen relatively stable demand, telecom end-markets are often volatile and subject to significant changes in demand because of competition, innovation, and supply-chain factors.

Net Revenues — By Geographic Area

     Our net revenues by geographic areas are summarized as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Region	2004	2003	Increase	2004	2003	Increase
North America	$64,408	$57,737	$6,671	$135,889	$119,680	$16,209
Europe	137,131	98,062	39,069	268,739	189,766	78,973
Asia	208,761	154,403	54,358	404,544	288,190	116,354
Other *	10,503	8,270	2,233	19,026	17,314	1,712

Total	$420,803	$318,472	$102,331	$828,198	$614,950	$213,248

     * Primarily includes Philippines, South Africa, and Central and South America

     Over the last several years, revenues have increased significantly in Asia. We believe that part of this shift reflects changes in customer manufacturing trends, with many customers increasing production in Asia.

     In the first six months of 2004, revenues from North America increased by $16 million compared to the same period in 2003 due to a 10% increase in average selling prices, partially offset by a 6% decrease in unit shipments. Revenues increased by $7 million in the second quarter of 2004 compared to the same period in 2003 due to a 33% increase in average selling prices, partially offset by a 16% decrease in unit shipments.

     Revenues from Europe increased by $79 million in the first six months of 2004 compared to the same period in 2003 due to a 40% increase in unit shipments while average selling prices remained flat. Compared to the same period in 2003, revenues from Europe in the second quarter of 2004 increased by $39 million due to a 47% increase in unit shipments, partially offset by a 5% decrease in average selling prices.

     Compared to the same period in 2003, revenues from Asia increased by $116 million in the first six months of 2004 due to a 62% increase in unit shipments partially offset by a 7% decrease in average selling prices. Revenues from Asia increased by $54 million in the second quarter of 2004 compared to the same period in 2003 due to a 56% increase in unit shipments, partially offset by a 13% decrease in average selling prices.

Revenues and Costs — Impact from Changes to Currency Rates

     In the first six months of 2004, approximately 27% of sales were denominated in foreign currencies, primarily the Euro. Had exchange rates in the first six months of 2004 remained the same as the average exchange rates in the same period in 2003, our revenues in the first six months of 2004 would have been approximately $25 million lower than actually reported. In the first six months of 2004 approximately 57% of costs were denominated in foreign currencies, primarily the Euro. Had exchange rates in the first six months of 2004 remained the same as the average exchange rates in the same period in 2003 our costs would have been approximately $51 million lower than actually reported for the first six months of 2004 (cost of revenues $38 million, research and development $8 million, selling, general and administrative $4 million, net interest and other expenses $1 million). The effective portion of derivative losses that were reclassed into cost of revenues in the first six months of 2004 were $5 million.

     In the second quarter of 2004, approximately 26% of sales were denominated in foreign currencies, primarily the Euro. Had exchange rates in the second quarter of 2004 remained the same as the average exchange rates in the same period in 2003, our revenues in the second quarter of 2004 would have been approximately $8 million lower than actually reported. In the second quarter of 2004 approximately 57% of costs were denominated in foreign currencies, primarily the Euro. Had exchange rates in the second quarter of 2004 remained the same as the average exchange rates in the same period in 2003, our costs would have been approximately $17 million lower than actually reported for the second quarter of 2004 (cost of revenues $13 million, research and development $3 million, sales, general and administrative $1 million). The effective portion of derivative losses that were reclassed into cost of revenues in the second quarter of 2004 were $3 million.

Cost of Revenues and Gross Margin

     Our cost of revenues represents the costs of our wafer fabrication, assembly and test operations and freight costs, including the cost of shipping our products to subcontractors. Our cost of revenues as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, the level of utilization of manufacturing capacity, foreign exchange rate fluctuations, and average selling prices, among other factors. Cost of revenues as a percentage of net revenues was 71% in the first six months of 2004, compared to 80% for the same period in 2003. Cost of revenues improved to 72% for the second quarter of 2004, compared to 78% for the same period in 2003.

     Gross margin was 29% for the first six months of 2004, increased from 20% for the same period of 2003. The improvement in gross margin percentage is a result of significantly improved factory utilization, partially offset by lower average selling prices and the negative effect of foreign exchange fluctuations. In addition, gross margins for the first six months of 2003 were negatively affected by a $10 million charge related to a patent license agreement. Had exchange rates in the first six months of 2004 remained the same as the average exchange rates in the same period in 2003 our reported gross margin would have been 32% for the first six months of 2004.

     Gross margin improved to 28% for the second quarter of 2004 compared to 22% for the same period in 2003. The gross margin percentage improvement is a result of significantly improved factory utilization and product mix, partially offset by lower average selling prices and the negative effect of foreign exchange rate fluctuations. Had exchange rates in the second quarter of 2004 remained the same as the average exchange rates in the same period in 2003 our reported gross margin would have been 30% for the second quarter of 2004.

     Gross margin on SmartCard products have been below our company average for the last several quarters, while product volumes have increased significantly. Gross margins have been negatively affected by start-up costs at our North Tyneside manufacturing facility, competitive pricing pressures, and delays in achieving target yields. The increase in sales volumes for both SmartCards and Flash memories, combined with below average margins for both products, have negatively affected gross margins for the three and six months ended June 30, 2004 when compared to the same periods of 2003. However, we expect that gross margin on SmartCard products will improve as we continue to increase volumes and move production to 0.18 technology.

     The effect of inventory write-downs on our gross margin for the three and six months ended June 30, 2004 and 2003 was immaterial.

     We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related operating or capital costs. We recognized $8.5 million in the first six months of 2004 compared to $4.5 million in the same period in 2003. We recognized $3.7 million in the second quarter of 2004 compared to $2.3 million in the second quarter of 2003.

Research and Development (R&D)

     We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve and we are committed to appropriate levels of expenditures for research and development.

     Research and development (R&D) expenses decreased to $114 million in the first six months 2004 compared to $130 million for the same period in 2003. R&D expenses as a percentage of net revenues for the first six months of 2004 were 14% compared to 21% in the same period in 2003. The decrease in R&D expenses is primarily the result of lower process development costs and increased R&D grants, partially offset by the negative effect of foreign exchange rate fluctuations. Process development costs at our North Tyneside, UK wafer fabrication site declined as this facility transitioned to production volume levels during the second half of 2003. Had exchange rates in the first six months of 2004 remained the same as the average exchange rates in the same period in 2003, R&D expenses would have been $7.4 million lower than actually reported for the first six months of 2004.

     R&D expenses decreased to $57 million in the second quarter of 2004 compared to $66 million for the same period in 2003. As a percentage of net revenues, R&D expenses decreased to 14% in the second quarter of 2004 compared to 21% for the same period in 2003. The decrease in R&D expenses is primarily the result of lower process development costs and increased R&D grants, partially offset by the negative effect of foreign exchange rate fluctuations. Process development costs at our North Tyneside, UK wafer fabrication site declined as this facility transitioned to production volume levels during the second half of 2003.

Had exchange rates in the second quarter of 2004 remained the same as the average exchange rates in the same period in 2003, R&D expenses would have been $2.5 million lower than actually reported for the quarter ended June 30, 2004.

     We receive R&D grants from various European research organizations, the benefit for which is recognized as an offset to related costs. For the second quarter of 2004, we recognized $5.0 million in research grant benefits, compared to $1.5 million in the second quarter of 2003. We recognized $7.3 million in research grant benefits in the first six months of 2004, compared to $3.9 million in the first six months of 2003.

Selling, General and Administrative (SG&A)

     SG&A expenses increased to $87 million in the first six months of 2004 compared to $68 million for the same period in 2003. SG&A expenses were 11% of net revenues for the first six months of 2004 and 2003. The increase is primarily due to increased legal expenses, increased spending related to sales volume, spending related to Sarbanes-Oxley Section 404 compliance, and the negative effect of foreign exchange rate fluctuations. Had exchange rates in the first six months of 2004 remained the same as the average exchange rates in the same period in 2003, SG&A expenses would have been $4 million lower than actually reported in the first six months of 2004.

     SG&A expenses increased to $44 million in the second quarter of 2004, compared to $37 million in the second quarter of 2003. SG&A expenses were 10% of net revenues for the second quarter of 2004 compared to 11% for the same period in 2003. The increase is primarily due to increased legal expenses, increased spending related to sales volume, spending related to Sarbanes-Oxley Section 404 compliance, and the negative effect of foreign exchange rate fluctuations. Had exchange rates in the second quarter of 2004 remained the same as the average exchange rates in the same period in 2003 SG&A expenses would have been $1 million lower than actually reported in the second quarter of 2004.

Interest and Other Expenses, Net

     Interest and other expenses, net decreased to $9 million in the first six months of 2004 compared to $17 million for the same period in 2003. As a percentage of net revenues, interest and other expenses, net was 1% in the first six months of 2004 compared to 3% for the same period in 2003. Interest and other expenses, net decreased to $3 million in the second quarter of 2004 compared to $8 million for the same period in 2003. As a percentage of net revenues, interest and other expenses, net was 1% in the second quarter of 2004 compared to 3% for the same period in 2003. The decrease in interest and other expenses, net is primarily due to decreased interest expense, as we have reduced our outstanding borrowings, and lower foreign exchange losses from the remeasurement of assets and liabilities denominated in currencies other than the respective functional currency. Lower foreign exchange losses is partly a result of our use of derivative instruments, starting in the first quarter of 2004, to manage exposures to foreign currency risk. Interest rates on borrowings did not change significantly in the second quarter or the first six months of 2004 compared to the same periods in 2003.

Income Taxes

     For the second quarter of 2004, we recorded an income tax expense of $4.1 million. The income tax expense relates to the operations of our foreign subsidiaries where there are no available net operating losses. In subsidiaries where we have available tax net operating losses, we have utilized these losses to offset current year income. To the extent that losses exceed expected taxable income for the current year, any future tax benefit of net operating losses is not recognized as realization of the related benefit is not assured.

     For the second quarter of 2003, we recorded an income tax expense of $3 million. The income tax expense relates to the operations of our foreign subsidiaries. The future tax benefit of net operating losses was not recognized as realization of the related benefit was not assured.

Liquidity and Capital Resources

     At June 30, 2004, we had $348 million of cash and cash equivalents, compared to $386 million at December 31, 2003. Current ratio, calculated as total current assets divided by total current liabilities, remained flat at 1.8 at June 30, 2004 compared to December 31, 2003. The decrease in cash is primarily due to capital expenditures and debt repayments partially offset by positive cash flow generated from operating activities.

     Operating Activities: During the first six months of 2004, net cash provided by operating activities was $123 million, compared to $50 million in the same period in 2003. The increase in cash provided by operating activities is primarily due to our net income position in the first six months of 2004 as opposed to our net loss position in the same period in 2003.

     Our accounts receivable was $245 million at June 30, 2004 compared to $215 million at December 31, 2003. Our days sales outstanding (“DSO”) increased to 53 days at June 30, 2004 compared to 52 days at December 31, 2003. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures, this could negatively affect our DSO and cash flows from operating activities.

     Inventories increased to $303 million at June 30, 2004 from $268 million at December 31, 2003. Days sales in inventory was 92 days at June 30, 2004, compared to 90 days at December 31, 2003. Inventories consist of raw wafers, purchased specialty wafers, work in process, and finished units. The increase in inventory by $35 million or 13% compared to December 31, 2003 is primarily due to higher shipment levels, increased process complexity, and longer delivery times experienced from our assembly subcontractors. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency.

     Trade accounts payable was $178 million at June 30, 2004 compared to $144 million at December 31, 2003. The increase in trade accounts payable by $34 million or 23% compared to December 31, 2003 is primarily due to increased purchases related to capital equipment and manufacturing activity.

     Investing Activities: Net cash used by investing activities was $83 million during the first six months of 2004 compared to $12 million net cash provided by investing activities in the same period of 2003. The increase in cash used by investing activities was primarily due to increased capital spending and investment purchases, partially offset by the release of restricted cash. In March 2004, a previous requirement to maintain restricted cash of approximately €21 ($26) million was renegotiated and eliminated.

     Financing Activities: Net cash used in financing activities decreased to $69 million in the first six months of 2004 compared to $194 million during the same period in 2003. In 2004, cash used for financing activities was primarily principal payments on debt and capital leases. In 2003, in addition to principal payments on debt and capital leases, we paid $135 million in cash to those note-holders of the 2018 convertible notes that submitted these notes for repurchase.

     Approximately $20 million of debt included in the capital lease obligations require Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis and approximately $23 million of debt obligations have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. We were in compliance with the covenants as of June 30, 2004.

     Included in other long term liabilities, are obligations of $102 million, consisting primarily of future repayments of advances from customers, of which $8 million has been classified within current liabilities.

     We believe that our existing balance of cash, cash equivalents and short term investments, together with cash flow from operations, sale of assets, equipment lease financing, and other short- and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

     We expect our operations to generate positive cash flow for the remainder of 2004; however, a significant portion of this cash will be used to repay debt and make capital investments. The amount of cash we use in 2004 will depend largely on the amount of cash generated from our operations. Currently, we expect our 2004 capital expenditures to be approximately $180 to $200 million, of which $93 million was acquired through June 30, 2004. We have outstanding commitments for purchases of capital equipment of $145 million at June 30, 2004 which are expected to be delivered over the next several quarters. In 2004 and future years, our capacity to make significant capital investments will depend on our ability to generate substantial cash flow from operations and on our ability to obtain adequate financing.

Recent Accounting Pronouncements

     In December 2003, the FASB issued FIN 46R. FIN 46R is applicable in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this standard did not have a material impact on our results of operations or financial condition.

     At its November 2003 meeting, the Emerging Issues Task Force, or EITF, reached a consensus on disclosure guidance previously discussed under EITF 03-01. The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We will adopt the disclosure requirements during our fiscal year ending

December 31, 2004. We do not believe that this consensus on the disclosure guidance will have a significant impact on our financial position or results of operations.

     At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have a significant impact on our financial position or results of operations.

     In April 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-06, (EITF 03-06), “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share”. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in our dividends and earnings when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on our results of operations or financial position.

     In July 2004, the EITF issued a draft abstract, EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which addressed the issue of when the dilutive effect of contingently convertible debt instruments (Co-Cos) should be included in diluted earnings per share. The draft abstract reflects the Task Force’s tentative conclusion that Co-Cos should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. The tentative conclusion reached by the Task Force will not be finalized until it is ratified by the Financial Accounting Standards Board, which is expected to be in September 2004. We do not believe that this consensus will have a material effect on our results of operations or financial position.

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

     Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:

•	the cyclical nature of both the semiconductor industry and the markets addressed by our products

•	ability to meet our debt obligations

•	availability of additional financing

•	the extent of utilization of manufacturing capacity

•	fluctuations in manufacturing yields

•	the highly competitive nature of our markets

•	the pace of technological change

•	natural disasters or terrorist acts

•	political and economic risks

•	fluctuations in currency exchange rates

•	our ability to maintain good relationships with our customers

•	integration of new businesses or products

•	third party intellectual property infringement claims

•	ability of independent assembly contractors to meet our volume, quality, and delivery objectives

•	assessment of internal controls over financial reporting

•	environmental regulations

•	personnel changes

•	business interruptions

•	system integration disruptions, and

•	changes in accounting rules, such as recording expenses for employee stock option grants.

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

     As of June 30, 2004, our long term convertible notes and long term debt less current portion was $305 million compared to $358 million at December 31, 2003. Our long-term debt (less current portion) to equity ratio was 0.3 and 0.4 at June 30, 2004 and December 31, 2003, respectively. Our current debt levels as well as any increase in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

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

     OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.

     Sales to customers outside North America accounted for approximately 82%, 78% and 75% of net revenues in 2003, 2002 and 2001. In the first six months of 2004, sales to customers outside of North America accounted for 84% of net revenues. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:

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

     Approximately 72%, 75% and 79% of our net revenues in 2003, 2002 and 2001 were denominated in U.S. dollars. Approximately 73% of our net revenues in the first six months of 2004 were denominated in U.S. dollars. During these periods our products became less price competitive in countries with currencies declining in value against the dollar. In 1998, business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. Approximately 49%, 43% and 38% of net revenues were generated in Asia in 2003, 2002 and 2001. Approximately 49% of net revenues were generated in Asia in the first six months of 2004.

     WHEN WE TAKE ORDERS DENOMINATED IN FOREIGN CURRENCIES, WE RISK RECEIVING FEWER DOLLARS WHEN THESE CURRENCIES WEAKEN AGAINST THE DOLLAR, AND MAY NOT BE ABLE TO ADEQUATELY HEDGE AGAINST THIS RISK.

     When we take an order denominated in a foreign currency we will receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenues, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, a negative impact on revenues can be partially offset by a positive impact on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in European currencies and yen as a percentage of net revenues were 26% and 2% in 2003, 22% and 3% in 2002 and 16% and 5% in 2001, respectively. Sales denominated in European currencies and yen as a percentage of net revenues were 26% and 1% in the first six months of 2004. We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

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

     OUR INTERNAL CONTROL OVER FINANCIAL REPORTING MAY NOT BE CONSIDERED EFFECTIVE WHICH COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS, AND IN TURN HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report will also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

     The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. While we feel that our key controls are currently effective, we continue to enhance our internal control over financial reporting by adding additional resources in key functional areas and bringing all of our operations up to the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required, under the new standard issued by the Public Company Accounting Oversight Board.

     We are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

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

     We have short-term debt, long-term debt, capital leases and convertible notes totaling $445 million at June 30, 2004. Approximately $334 million of these borrowings have fixed interest rates. We have $111 million of floating interest rate debt of which $73 million is Euro denominated. We do not hedge against this interest rate risk and could be negatively affected should interest rates increase significantly.

     The following table presents the hypothetical changes in interest expense, related to our outstanding borrowings, for the first six months of 2004 that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 5%, 10% and 15% (in thousands).

     For the six month period ended June 30, 2004:

interest
	Interest expense given an interest			expense with	Interest expense given an interest
	rate decrease by X basis points			no change in	rate increase by X basis points
	150 BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS
Interest Expense	$12,086	$12,681	$13,276	$13,871	$14,466	$15,061	$15,656

     The following table presents the hypothetical changes in interest expense, related to our outstanding borrowings, for the second quarter of 2004 that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 5%, 10% and 15% (in thousands).

     For the three month period ended June 30, 2004:

interest
	Interest expense given an interest			expense with	Interest expense given an interest
	rate decrease by X basis points			no change in	rate increase by X basis points
	150 BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS
Interest Expense	$4,542	$5,137	$5,732	$6,327	$6,922	$7,517	$8,112

     The following table presents the hypothetical changes in fair value in our outstanding convertible notes at June 30, 2004 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS over a twelve-month time horizon. The base value represents the fair market value of the notes (in thousands):

	Valuation of borrowing given an			Valuation	Valuation of borrowing given an
	interest rate decrease by X basis			with no	interest rate increase by X basis
	points			change in	points
	150 BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS
Convertible notes	$208,086	$207,051	$206,023	$205,000	$203,983	$202,971	$201,964

Foreign Currency Risk

     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds, which will reduce revenues. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. In the first six months of 2004, the impact of the change in foreign currency resulted in net income being $26 million lower when compared to the same period in 2003 (as discussed in the overview section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign currency denominated transactions that occurred in 2004 were recorded using the average 2003 foreign currency rates. Sales denominated in foreign currencies were 27% and 28% in the first six months of 2004 and 2003 respectively. Sales denominated in Euros were 26% and 25% in the first six months of 2004 and 2003 respectively. Sales denominated in yen were 1% and 2% in the first six months of 2004 and 2003 respectively. Costs denominated in foreign currencies, primarily the Euro, were approximately 57% and 54% in the first six months of 2004 and 2003, respectively.

     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 31% and 36% of our accounts receivable are denominated in foreign currency as of June 30, 2004 and December 31, 2003, respectively.

     Accounts payable and debt obligations denominated in foreign currencies could increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 44% and 53% of our accounts payable were denominated in foreign currency as of June 30, 2004 and December 31, 2003, respectively. Approximately 38% and 39% of our debt obligations were denominated in foreign currency as of June 30, 2004 and December 31, 2003, respectively.

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

     We continue to enhance our internal control over financial reporting by adding additional resources in key functional areas and bringing all of our operations up to the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under the new standard issued by the Public Company Accounting Oversight Board.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     The Company currently is a party to various legal proceedings. The amount or range of possible loss, if any, is not reasonably subject to estimation at this time with respect to all of the legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the net income and financial position of the Company. The estimate of the potential impact on the Company’s financial position or overall results of operations or cash flow for the legal proceedings described below could change in the future.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Stockholders held on May 12, 2004, proxies representing 468,782,576 shares of Common Stock or 99% of the total outstanding shares were voted at the meeting. The table below presents the voting results of the election of the Company’s Board of Directors:

		Total votes
	Total votes for	withheld from
	each director	each director
George Perlegos	426,202,437	42,580,139
Gust Perlegos	425,828,407	42,954,169
Tsung-Ching Wu	425,279,242	43,503,334
T. Peter Thomas	462,692,637	6,089,939
Norm Hall	410,257,172	58,525,404
Pierre Fougere	465,237,823	3,542,753
Dr. Chaiho Kim	465,241,785	3,540,791
David Sugishita	465,296,190	3,486,386

     The stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year 2004. The proposal received 463,444,820 votes for, 4,393,095 votes against, 944,661 abstentions, and zero broker non-votes.

Item 5: Other Information

     None.

Item 6: Exhibits and Reports on Form 8-K

A. Exhibits

     The following Exhibits have been filed with this Report:

10.1	1996 Stock Plan and forms of agreements thereunder.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K.

On April 21, 2004, Registrant filed a report on Form 8-K furnishing, pursuant to Item 12, a press release relating to its financial information for the three months ended March 31, 2004 and forward-looking statements relating to the second quarter of 2004, as presented in a press release of April 21, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION (Registrant)
August 6, 2004	/s/ GEORGE PERLEGOS
George Perlegos
President & Chief Executive Officer (Principal Executive Officer)

August 6, 2004	/s/ FRANCIS BARTON
Francis Barton
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	1996 Stock Plan and forms of agreements thereunder.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002