Form 10-Q
period 2004-09-30
ATMEL CORP
filed 2004-11-09
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________

Commission File Number 0-19032

ATMEL CORPORATION

(Registrant)

Delaware (State or other jurisdiction of incorporation or organization)	77-0051991 (I.R.S. Employer Identification Number)

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

On October 27, 2004, Registrant had 477,349,883 outstanding shares of Common Stock.

ATMEL CORPORATION

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2004

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Atmel Corporation

Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2004	December 31, 2003
Current assets
Cash and cash equivalents	$353,889	$385,887
Short term investments	59,579	45,167
Accounts receivable, net	251,245	215,303
Inventories	323,288	268,074
Other current assets	82,036	54,198

Total current assets	1,070,037	968,629
Fixed assets, net	1,115,716	1,121,367
Intangibles and other assets	34,655	37,859
Restricted cash	—	26,835

Total assets	$2,220,408	$2,154,690

Current liabilities
Current portion of long-term debt and capital leases	$141,709	$155,299
Trade accounts payable	238,690	144,476
Accrued liabilities and other	263,788	232,251
Deferred income on shipments to distributors	22,722	19,160

Total current liabilities	666,909	551,186
Long-term debt less current portion	103,853	154,182
Convertible notes	211,160	203,849
Other long term liabilities	215,177	227,356

Total liabilities	1,197,099	1,136,573

Stockholders’ equity
Common stock	476	473
Additional paid in capital	1,280,069	1,269,071
Accumulated other comprehensive income	194,805	205,265
Accumulated deficit	(452,041)	(456,692)

Total stockholders’ equity	1,023,309	1,018,117

Total liabilities and stockholders’ equity	$2,220,408	$2,154,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues	$413,237	$335,187	$1,241,435	$950,137

Operating expenses
Cost of revenues	298,103	261,608	885,952	752,575
Research and development	65,732	61,698	179,683	191,952
Selling, general and administrative	44,501	34,345	131,669	102,749
Restructuring and asset impairment credit	—	—	—	(360)

Total operating expenses	408,336	357,651	1,197,304	1,046,916

Operating income (loss)	4,901	(22,464)	44,131	(96,779)
Interest and other expenses, net	(5,043)	(6,327)	(13,651)	(23,209)

Income (loss) before taxes	(142)	(28,791)	30,480	(119,988)
Provision for income taxes	(17,867)	(3,000)	(25,829)	(9,000)

Net income (loss)	$(18,009)	$(31,791)	$4,651	$(128,988)

Basic net income (loss) per share	$(0.04)	$(0.07)	$0.01	$(0.28)
Diluted net income (loss) per share	$(0.04)	$(0.07)	$0.01	$(0.28)

Shares used in basic net income (loss) per share calculations	476,677	470,494	475,529	468,914

Shares used in diluted net income (loss) per share calculations	476,677	470,494	484,680	468,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash from operating activities
Net income (loss)	$4,651	$(128,988)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	219,705	205,772
Benefit from doubtful accounts receivable	(1,996)	(874)
Restructuring recovery	—	(360)
Gain on sales of fixed assets	(1,179)	(234)
Stock compensation charge	—	3,033
Accrued interest on zero coupon convertible debt	7,593	9,381
Accrued interest on long-term debt	1,657	625
Changes in operating assets and liabilities
Accounts receivable	(33,818)	780
Inventories	(56,289)	21,710
Current and other assets	(26,325)	(12,958)
Trade accounts payable	7,687	8,419
Accrued liabilities and other	15,460	68,009
Deferred income on shipments to distributors	3,562	(2,456)

Net cash provided by operating activities	140,708	171,859

Cash from investing activities
Purchase of fixed assets	(126,383)	(39,213)
Proceeds on sale of fixed assets	5,161	3,491
Release of restricted cash	26,175	—
Purchase of investments	(45,046)	(49,858)
Sale or maturity of investments	30,566	93,243

Net cash (used in) provided by investing activities	(109,527)	7,663

Cash from financing activities
Issuance of notes payable	40,274	—
Proceeds from line of credit and capital leases	1,240	16,949
Principal payments on debt and capital leases	(111,212)	(251,115)
Issuance of common stock	10,964	8,130

Net cash used in financing activities	(58,734)	(226,036)

Effect of foreign currency translation adjustment on cash and cash equivalents	(4,445)	26,570

Net decrease in cash and cash equivalents	(31,998)	(19,944)
Cash and cash equivalents at beginning of period	385,887	346,371

Cash and cash equivalents at end of period	$353,889	$326,427

Supplemental cash flow disclosures
Interest paid	$14,145	$19,446
Income taxes paid (refunds received)	$30,650	$(57,462)
Change in fixed asset purchases included in accounts payable	$86,079	$582

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

1. Summary of Significant Accounting Policies

     Basis of Presentation

     These unaudited interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or Atmel) and its subsidiaries as of September 30, 2004 and the results of operations for the three and nine month periods ended September 30, 2004 and 2003 and the cash flows for the nine month periods ended September 30, 2004 and 2003. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 year-end condensed balance sheet data was derived from the audited financial statements and does not include all of the disclosures required by generally accepted accounting principles. The statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Certain prior period amounts have been reclassified to conform to current presentations and such reclassifications did not have any effect on the prior periods’ net loss.

     Stock Based Compensation

     Atmel has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No.123), Accounting for Stock Based Compensation amended by SFAS No. 148. Accordingly, no compensation cost has been recognized for the 1986 Incentive Stock Option Plan or 1996 Stock Plan or for grants made under the 1991 Employee Stock Purchase Plan (ESPP). If the compensation cost for the 1986 Plan, the 1996 Plan and the ESPP had been determined based on the fair value at the grant date consistent with the provisions of SFAS No.123, Atmel’s net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2004 and 2003 would have been adjusted to the pro forma amounts indicated below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) – as reported	$(18,009)	$(31,791)	$4,651	$(128,988)
Add: stock-based employee compensation expense included in net loss reported, net of tax	—	1,734	—	3,033
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax	(3,963)	(5,598)	(12,247)	(14,395)

Net loss – pro forma	$(21,972)	$(35,655)	$(7,596)	$(140,350)

Basic net income (loss) per share– as reported	$(0.04)	$(0.07)	$0.01	$(0.28)
Basic net loss per share – pro forma	$(0.05)	$(0.08)	$(0.02)	$(0.30)
Diluted net income (loss) per share – as reported	$(0.04)	$(0.07)	$0.01	$(0.28)
Diluted net loss per share – pro forma	$(0.05)	$(0.08)	$(0.02)	$(0.30)

     The fair value of each option grant for both the 1986 Plan and the 1996 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Risk-free interest	3.38%	0.93%	3.24%	1.05%
Expected life (years)	5.0 - 6.5	1.47 - 6.23	5.0 - 6.5	1.47 - 6.23
Expected volatility	93%	111%	93%	123%
Expected dividend yield	0%	0%	0%	0%

     The fair value of each purchase under the ESPP is estimated on the date at the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but with expected lives of 0.5 years. The weighted average fair values of ESPP purchases during the first nine months of 2004 and 2003 were $1.54 and $0.98, respectively. The weighted average fair values of ESPP purchases during the third quarter of 2004 and 2003 were $1.81 and $0.89, respectively.

     The effects of applying SFAS No. 123 on the pro forma disclosures for the three and nine months ended September 30, 2004 and 2003 are not likely to be representative of the effects on pro forma disclosures in future periods.

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

     Recent Accounting Pronouncements:

     At its November 2003 meeting, the Emerging Issues Task Force (EITF) reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments”. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The consensus provided for disclosure of amounts of impairment of investments in securities not yet recognized in income effective for fiscal years ending after December 15, 2003. The Company adopted the disclosure requirements during its quarter ended September 30, 2004 (See Note 3).

     At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FASB Staff Position 03-01-1, which delays the effective date of the recognition and measurement guidance. The Company does not believe that this consensus on the recognition and measurement guidance will have a significant impact on its financial position or results of operations.

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

     In October 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which addressed the issue of when the dilutive effect of contingently convertible debt instruments (Co-Cos) should be included in diluted earnings per share. EITF 04-8 addresses the issue of when “Co-Cos” should be included in diluted earnings per share computations, regardless of whether the market price trigger has been met. The effective date of this consensus will coincide with the effective date of the proposed Statement that revises FASB Statement 128, Earnings per Share, which is expected to be December 15, 2004. If the effective date of Statement 128 (revised) is postponed until after December 15, the staff will ask the Task Force to consider making the Statement effective for fiscal periods beginning after December 15, 2004. The adoption of EITF 04-8 is not expected to have a material effect on Atmel’s results of operations or financial position.

2. Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis for raw materials and purchased parts; and an average cost basis for work in progress) or market, and are comprised of the following:

	September 30, 2004	December 31, 2003
Raw materials and purchased parts	$18,221	$11,103
Work in progress	235,327	191,886
Finished goods	69,740	65,085

Inventory (net of reserves)	$323,288	$268,074

     Inventory reserves at September 30, 2004 and December 31, 2003 were $89,529 and $100,686 respectively.

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

3. Short Term Investments

     Short term investments at September 30, 2004 and December 31, 2003 are primarily comprised of US and foreign corporate debt securities, US government and municipal agency debt securities, commercial paper, and guaranteed variable annuities.

     All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders’ equity.

	September 30, 2004		December 31, 2003
	Book	Market	Book	Market
	Value	Value	Value	Value
U.S. Government obligations	$—	$—	$3,001	$3,017
State and municipal securities	5,562	5,562	5,000	5,000
Corporate securities and other obligations	53,678	54,017	36,614	37,150

Subtotal	59,240	59,579	44,615	45,167
Net unrealized gains	339	—	552	—

Total Marketable Securities	$59,579	$59,579	$45,167	$45,167

     Included in Net unrealized gains on Marketable Securities as of September 30, 2004 are $266 of unrealized losses related to Corporate securities purchased in 2004.

4. Accounts Receivable and Allowance for Doubtful Accounts

     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for doubtful accounts is calculated based on several factors including historical experience, specific customer or product issues, and management judgment. Past due balances over 90 days are reviewed individually for collectibility on a monthly basis. Account balances are charged off against the allowance after collection efforts are exhausted. There is no off-balance-sheet credit exposure related to our customers.

     Accounts receivable balances consist of the following:

	September 30,	December 31,
	2004	2003
Trade	$251,072	$214,859
Other	173	444

Total	$251,245	$215,303

     Changes in the allowance for doubtful accounts are summarized in the following table:

	Balance at	Charged		Balance at
	Beginning	(Credited)	Deductions-	End
	of Period	to Expense	Write-offs	of Period
Three months ended September 30,
2004	$15,893	$(1,985)	$(1,024)	$12,884
2003	17,587	361	(807)	17,141
Nine months ended September 30,
2004	16,411	(2,062)	(1,465)	12,884
2003	22,415	(874)	(4,400)	17,141

5. Intangible Assets

     Intangible assets as of September 30, 2004 are included in Intangibles and Other Assets in the condensed consolidated balance sheet and consisted of the following:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
Core / Licensed Technology	$97,318	$(74,073)	$23,245
Non-Compete Agreement	306	(126)	180
Patents	1,377	(394)	983

Total Intangible Assets	$99,001	$(74,593)	$24,408

     Intangible assets as of December 31, 2003 consisted of the following:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
Core / Licensed Technology	$97,318	$(65,535)	$31,783
Non-Compete Agreement	306	(26)	280
Patents	1,377	(57)	1,320

Total Intangible Assets	$99,001	$(65,618)	$33,383

     Intangible amortization expense for the three months ended September 30, 2004 and 2003 totaled $2,792 and $3,481, respectively. Intangible amortization expense for the nine months ended September 30, 2004 and 2003 totaled $8,975 and $9,925, respectively. The following table presents the estimated future amortization of net intangible assets:

Years Ending December 31:	Amount
2004 (remaining three months)	$2,751
2005	10,155
2006	6,244
2007	4,477
2008	781

Total estimated future amortization	$24,408

6. Income Taxes

     For the three and nine months ended September 30, 2004, the Company recorded an income tax expense of $17,867 and $25,829, respectively, compared to an income tax expense of $3,000 and $9,000 for the three and nine months ended September 30, 2003, respectively.

     The provision for income taxes for these periods relates to certain profitable foreign subsidiaries as the Company is not recognizing any tax benefits for unprofitable entities due to the full valuation allowance provided against their related deferred tax assets. As a result, the provision for income taxes was at a higher effective rate than the Company expected if all entities were profitable.

7. Net Income (Loss) Per Share

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$(18,009)	$(31,791)	$4,651	$(128,988)

Weighted-average shares — basic	476,677	470,494	475,529	468,914
Dilutive effect of stock options		—	9,151	—

Weighted-average shares — diluted	476,677	470,494	484,680	468,914

Basic net income (loss) per share	$(0.04)	$(0.07)	$0.01	$(0.28)
Diluted net income (loss) per share	$(0.04)	$(0.07)	$0.01	$(0.28)

     The following table summarizes antidilutive securities which were not included in the “Weighted-average shares – diluted” used for calculation of diluted net income (loss) per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Employee stock options above market value	16,001	—	14,595	—
Employee stock options excluded due to net loss	14,394	26,292	—	26,292
Equivalent shares associated with convertible notes	52,922	55,289	37,506	75,584

Total shares excluded from per share calculation	83,317	81,581	52,101	101,876

Average closing stock price used in computing the number of common stock equivalent shares	$3.99	$3.64	$5.63	$2.67

     As disclosed in Note 9 of the Notes to Condensed Consolidated Financial Statements, the convertible bond holders have the right to put the notes back to the Company at specific future dates, in which case the Company may elect to settle the notes in shares or cash. In accordance with EITF Topic D-72, the calculation of the number of common stock equivalent shares associated with the convertible notes assumes that the notes will be settled in shares at the then fair value. As a result, the number of common stock equivalent shares associated with convertible notes is computed by dividing the total outstanding balance (principal plus interest) of the convertible notes by the average closing sales price of the Company’s common stock for the applicable period.

     This calculation assumes the Company would repurchase the convertible notes using only common stock at the average stock price for the related period and no cash. In the event of redemption of the convertible notes, the actual conversion price will depend on future market conditions.

8. Segment Reporting

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

Information about segments:

		Micro-		RF and
	ASIC	controller	NVM	Automotive	Total
Three Months ended September 30, 2004
Net revenues	$152,067	$76,101	$111,927	$73,142	$413,237
Segment operating income (loss)	(10,115)	14,084	(4,597)	5,529	4,901
Three Months ended September 30, 2003
Net revenues	$125,003	$68,380	$86,552	$55,252	$335,187
Segment operating income (loss)	(16,609)	11,724	(26,463)	8,884	(22,464)

		Micro-		RF and
	ASIC	controller	NVM	Automotive	Total
Nine Months ended September 30, 2004
Net revenues	$440,614	$263,116	$336,660	$201,045	$1,241,435
Segment operating income (loss)	(46,536)	71,839	(1,030)	19,858	44,131
Nine Months ended September 30, 2003
Net revenues	$338,508	$193,734	$254,503	$163,392	$950,137
Segment operating income (loss)	(50,439)	22,918	(88,725)	19,107	(97,139)

     Reconciliation of segment information to condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Total operating income (loss) for reportable segments	$4,901	$(22,464)	$44,131	$(97,139)
Unallocated amounts:
Restructuring recovery	—		—	360

Consolidated operating income (loss)	$4,901	$(22,464)	$44,131	$(96,779)

     Geographic sources of revenues for each of the three and nine month periods ended September 30, 2004 and 2003 (revenues are attributed to countries based on delivery locations):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
United States	$80,369	$56,146	$214,895	$173,499
Germany	46,478	33,329	136,675	98,139
France	32,015	23,986	106,080	68,211
UK	8,576	8,142	24,961	24,030
Japan	18,411	16,043	48,595	48,068
China including Hong Kong	82,650	76,259	270,880	207,403
Singapore	36,935	30,911	103,790	74,358
Rest of Asia-Pacific	53,439	47,465	172,713	129,014
Rest of Europe	44,159	33,452	132,250	98,343
Rest of World	10,204	9,454	30,595	29,072

Total Revenues	$413,237	$335,187	$1,241,435	$950,137

     Locations of long-lived assets as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
United States	$364,258	$416,994
Germany	23,512	23,400
France	409,565	431,932
UK	330,208	271,812
Japan	45	23
China including Hong Kong	388	393
Rest of Asia-Pacific	8,880	1,935
Rest of Europe	13,515	12,737

Total Long Lived Assets	$1,150,371	$1,159,226

9. Borrowing Arrangements

     Information with respect to Atmel’s debt and capital lease obligations is shown in the following table:

	September 30, 2004	December 31, 2003
Various interest-bearing notes	$54,116	$27,956
Line of credit	15,000	15,000
Convertible notes	211,160	203,849
Capital lease obligations	176,446	266,525

	456,722	513,330
Less amount due within one year	(141,709)	(155,299)

Long-term debt due after one year	$315,013	$358,031

Maturities of the debt and capital lease obligations are as follows:

	Convertible	Long Term Debt
	Notes	& Capital Leases	Total
2004 (remaining three months)	$—	$54,831	$54,831
2005	—	118,648	118,648
2006	228,033	48,394	276,427
2007	—	19,508	19,508
2008	335	5,907	6,242
Thereafter	—	14,335	14,335

	228,368	261,623	489,991
Less amount representing interest	(17,208)	(16,061)	(33,269)

Total	$211,160	$245,562	$456,722

     In September 2004, the Company entered into a Euro 32,421 ($40,274) loan agreement with a European bank. The full amount of the loan was outstanding at September 30, 2004. The loan is to be repaid in equal principal installments of Euro 970 per month plus interest on the unpaid balance, with the final payment due on October 1, 2007. The interest rate is fixed at 4.85%. The Company has pledged certain manufacturing equipment as collateral. This note requires Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis. The Company was in compliance with the covenants as of September 30, 2004.

     Interest rates on other interest bearing notes and capital lease obligations are based on either the London Interbank Offered Rate (LIBOR) plus a spread ranging from 1.75% to 2%, the short-term Euro Interbank Offered Rate (EURIBOR) plus a spread ranging from 0.8% to 1.23%, or fixed rates ranging from 6.43% to 6.55%. The six-month LIBOR and EURIBOR rates were approximately 2.17% and 2.24%, respectively, at September 30, 2004.

     In June 2003, the Company entered into a $15,000 revolving line of credit with a domestic bank. The full amount of the line of credit is currently outstanding, the final maturity date of which is June 25, 2006. The interest rate is 3.05% and is based on the LIBOR plus a spread of 1.25%. The spread is based on the level of borrowings under the revolving line of credit and can range from 1.25% to 5%. The Company has pledged certain marketable securities as collateral. At September 30, 2004, the fair market value of these marketable securities was $45,841.

     In July 2003, the Company entered into a revolving line of credit with a domestic bank for up to $25,000 of borrowings with a maturity date of July 1, 2005. The interest rate was based on the LIBOR plus 2.5%, and amounts borrowed were to be secured by certain accounts receivable and inventory balances. During September 2004, this agreement was terminated by mutual agreement of both parties. No amounts were borrowed or outstanding under this line of credit.

     Approximately $15,149 of the debt included in the capital lease obligations requires Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis, and approximately $20,835 of the debt obligations have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. The Company was in compliance with the covenants as of September 30, 2004. A previous requirement to maintain restricted cash of approximately Euro 21,307 ($26,175) was renegotiated in March 2004 and eliminated. As a result there is no longer a requirement to maintain a restricted cash balance.

     In April 1998, Atmel completed a sale of zero coupon subordinated convertible notes, due 2018, which raised $115,004. On April 21, 2003, the Company paid $134,640 in cash to those note-holders of the 2018 convertible notes that submitted these notes for redemption. Notes with an accreted value of $275 as of September 30, 2004 were not submitted for redemption and remain outstanding. The 2018 convertible notes are convertible at any time, at the option of the holder, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount. The effective interest rate of the notes is 5.5% per annum. At any time, the Company has the option to redeem these notes for cash, in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. At the option of the holders on April 21, 2008, and 2013, the Company may be required to repurchase the notes at prices equal to the issue price plus accrued original issue discount through date of repurchase. The Company may elect to pay the repurchase price in cash, in shares of common stock or in any combination of the two.

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

     Philips Corporation (“Philips”) filed suit against Atmel in the United States District Court, Southern District of New York, on October 30, 2001 for infringement of its patent, seeking injunctive relief against the alleged infringement and damages. Atmel filed counterclaims that the patent in suit is invalid and not infringed by Atmel. In August 2004, Atmel and Phillips reached a confidential settlement agreement mutually releasing each other from all claims relating thereto. Amounts required to be paid under this settlement have been fully accrued in prior periods.

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

     Warranty Liability:

     The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. This accrual is included in “Accrued liabilities and other” in the condensed consolidated balance sheets. The majority of products are generally covered by a warranty typically ranging from 90 days to one year. The following table summarizes the activity related to the product warranty liability for the nine months ended September 30, 2004 and 2003:

	Nine months ended
	September 30,
	2004	2003
Balance at beginning of period	$(9,998)	$(10,250)
Accrual for warranties issued during the period	(5,591)	(8,344)
Accrual relating to preexisting warranties	(1,021)	(572)
(including credit for change in estimate)
Expenditures made (in cash or in kind) during the period	5,524	8,497

Balance at end of period	$(11,087)	$(10,669)

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

     Purchase Commitments:

     At September 30, 2004, the Company had outstanding commitments for purchases of capital equipment of $70,490 which are expected to be delivered over the next several quarters.

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

     Gains and losses on contracts intended to offset foreign exchange gains or losses from the revaluation of current assets and liabilities, including intercompany balances, denominated in currencies other than the functional currency are included in interest and other expenses, net, in the Condensed Consolidated Statements of Operations. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. As of September 30, 2004, forward contracts outstanding were $93,233.

     The Company periodically hedges forecasted transactions related to certain anticipated foreign currency operating expenses, primarily related to European manufacturing subsidiaries, with forward contracts. These transactions are designated as cash flow hedges. As of September 30, 2004, the effective portion of the derivative’s gain or loss, reported as a component of accumulated other comprehensive income, was $1,368. This amount will be reclassified into cost of revenues when the related expenses are recognized. For the three and nine month periods ended September 30, 2004, the effective portion of the derivative’s gain or (loss) that was reclassified into cost of revenues was $1,398 and ($3,632), respectively. The year to date loss was substantially offset by lower cost of revenues as a result of favorable exchange rates realized on transactions incurred in foreign currencies. The ineffective portion of the gain or loss is reported in interest and other expense immediately. For the three and nine month periods ended September 30, 2004, gains or losses recognized in earnings for hedge ineffectiveness and the time value excluded from effectiveness testing, were not material. As of September 30, 2004, outstanding cash flow hedges, which have maturities of up to three months, totaled $91,834.

     The fair value of derivative instruments as of September 30, 2004 and changes in fair value during the three and nine month periods ended September 30, 2004 were not material. The Company did not recognize any gains or losses as a result of a change in probability that the original forecasted transactions would not occur.

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

11. Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$(18,009)	$(31,791)	$4,651	$(128,988)
Other comprehensive income (loss):
Foreign currency translation adjustments	19,658	11,259	(11,706)	79,660
Change in unrealized gain on derivative instruments used as cash flow hedges	32	—	1,368	—
Unrealized loss on securities	(19)	(115)	(122)	(656)

Other comprehensive income (loss)	19,671	11,144	(10,460)	79,004

Comprehensive income (loss)	$1,662	$(20,647)	$(5,809)	$(49,984)

12. Restructuring and Asset Impairment Charges

     The following table summarizes the activity related to the restructuring accrual during the nine months ended September 30, 2004:

	December 31,		September 30,
	2003 accrual	Payments	2004 accrual
Restructuring accrual	$11,732	$(544)	$11,188

     The restructuring accrual balance of $11,188 at September 30, 2004 is included within “Accrued liabilities and other” and “Other long term liabilities” in the condensed consolidated balance sheets and is for the termination of a contract with a supplier and will be paid out over approximately the next 10 years.

13. Interest and Other Expenses, Net

     Interest and other expenses, net, is summarized in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest and other income	$2,441	$2,313	$7,935	$8,498
Interest expense	(6,815)	(8,100)	(20,686)	(28,341)
Foreign exchange transaction loss	(669)	(540)	(900)	(3,366)

Total	$(5,043)	$(6,327)	$(13,651)	$(23,209)

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

Forward Looking Statements

     You should read the following discussion of our financial condition and results of operations in conjunction with our Condensed Consolidated Financial Statements and the related “Notes to Condensed Consolidated Financial Statements” included in this Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Trends, Uncertainties and Risks,” and elsewhere in this Form 10-Q, and similar discussions in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward looking statements in this Form 10-Q.

OVERVIEW

     Our revenues in the first nine months of 2004 increased 31%, or $291 million, from the same period in 2003 due to significant growth in all of our business units. Gross margin improved to 29% for the first nine months of 2004 compared to 21% for the same period in 2003 primarily due to manufacturing efficiencies stemming from increased demand and improved factory utilization. Revenues were also favorably impacted by foreign currency exchange rate changes, primarily the Euro. However, the stronger Euro had a negative effect on our costs and expenses when expenses denominated in Euro were converted to US dollars. The net impact of foreign currency exchange rate fluctuations was $36 million in lower net income, calculated by comparing average Euro exchange rates for the first nine months of 2004 to the same period in 2003, resulting from a greater percentage of expenses denominated in Euros than our revenues. The Euro rates used for this comparison were 1.23 and 1.09 (USD to Euro) for the first nine months of 2004 and 2003, respectively. As a result of increased revenues and improved gross margins, our income (loss) before taxes improved by $150 million in the first nine months of 2004 compared to the first nine months of 2003.

     Our revenues in the third quarter of 2004 increased 23%, or $78 million, from the same period in 2003 primarily due to growth in our ASIC, RF and Automotive and Nonvolatile memories business units. Gross margin improved to 28% for the third quarter of 2004 compared to 22% for the same period in 2003, primarily due to manufacturing efficiencies stemming from increased demand and improved factory utilization. Revenues were also favorably impacted by foreign currency exchange rate changes, primarily the Euro. However, the stronger Euro had a negative effect on our costs and expenses when expenses denominated in Euro were converted to US dollars. The net impact of foreign currency exchange rate fluctuations was $10 million in lower net income, calculated by comparing average Euro exchange rates for the third quarter of 2004 to the same period in 2003. The Euro rates used for this comparison were 1.21 and 1.07 (USD to Euro) for the third quarter of 2004 and 2003, respectively. As a result of increased revenues and improved gross margins, our loss before taxes improved by $29 million in the third quarter of 2004 compared to the third quarter of 2003.

     For the three and nine months ended September 30, 2004, we recorded provision for income taxes of $18 million and $26 million, compared to provision for income taxes of $3 million and $9 million for the three and nine months ended September 30, 2003, respectively. Provision for income taxes for these periods primarily resulted from taxable income in certain profitable foreign subsidiaries.

     Revenues in the third quarter of 2004 increased 23% from the same period in 2003, but declined 2% on a sequential basis from the second quarter of 2004. Revenues from our ASIC and RF and Automotive segments increased 7% and 18%, respectively, on a sequential basis from the second quarter of 2004 primarily due to increased unit shipments. Revenues in our Nonvolatile Memory segment declined 6% on a sequential basis from the second quarter of 2004 principally due to a decrease in average selling prices, primarily for Flash memory products. Revenues from our Microcontroller segment declined 22% on a sequential basis from the second quarter of 2004 primarily due to lower average selling prices and lower demand for our Military and Aerospace products, partially offset by an increase in unit shipments of our AVR products.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues	100%	100%	100%	100%
Operating expenses
Cost of revenues	72	78	71	79
Research and development	16	19	15	20
Selling, general and administrative	11	10	11	11

Total operating expenses	99	107	97	110

Operating income (loss)	1	(7)	3	(10)
Interest and other expenses, net	(1)	(2)	(1)	(3)

Income (loss) before income taxes	—	(9)	2	(13)
Provision for income taxes	(4)	(1)	(2)	(1)

Net income (loss)	(4)%	(10)%	—%	(14)%

Net Revenues — By Segment

     Atmel’s operating segments consist of: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive).

     Our net revenues by segment compared to prior periods are summarized as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Segment	2004	2003	Increase	2004	2003	Increase
ASIC	$152,067	$125,003	$27,064	$440,614	$338,508	$102,106
Microcontrollers	76,101	68,380	7,721	263,116	193,734	$69,382
Nonvolatile Memory	111,927	86,552	25,375	336,660	254,503	$82,157
RF and Automotive	73,142	55,252	17,890	201,045	163,392	$37,653

Total	$413,237	$335,187	$78,050	$1,241,435	$950,137	$291,298

ASIC

     In the first nine months of 2004, revenues increased by 30%, or $102 million, compared to the same period in 2003. The increase resulted from a 59% increase in unit shipments partially offset by a 18% decline in average selling prices.

     Compared to the same period in 2003, revenues increased by 22%, or $27 million, in the third quarter of 2004. The increase resulted from a 57% increase in unit shipments partially offset by a 22% decline in average selling prices.

     The increases in revenues in 2004 for our ASIC business unit was predominately driven by increased demand for SmartCard products, due to new product introductions, and market share gains achieved in this growing market. Our product offerings in this area serve the telecommunications, set-top box, personal computer, industrial, and smart card reader markets. Currently, SmartCard products represent approximately 30% of the ASIC business segment’s revenues.

     Segment operating loss improved to $10 million for the third quarter of 2004, compared to $17 million loss for the third quarter of 2003, due to higher revenues as well as improved gross margins from higher factory utilization.

     Our ASIC segment was unprofitable in the third quarter of 2004 due primarily to competitive pricing pressures on SmartCard products and delays in achieving higher yields necessary to achieve targeted gross margins. Gross margins for this product segment are expected to improve over the next year as product mix is migrated to 0.18 micron manufacturing technology.

Microcontroller

     Revenues increased by 36%, or $69 million, in the first nine months of 2004 compared to the same period in 2003. The increase resulted from a 41% increase in unit shipments partially offset by a 3% decrease in average selling prices.

     In the third quarter of 2004, revenues increased by 12%, or $8 million, when compared to the same period in 2003. The increase resulted from a 20% increase in unit shipments partially offset by a 6% decrease in average selling prices.

     The growth in revenues in 2004 can be attributed to sales of our proprietary AVR Microcontroller products. This product family has benefited from the overall increase in shipments of consumer and industrial electronics, as well as market share gains.

     Segment operating income improved to $14 million for the third quarter of 2004, compared to $12 million segment operating income for the third quarter of 2003, due to higher revenues.

Nonvolatile Memory

     Revenues increased by 32%, or $82 million, in the first nine months of 2004 compared to the same period in 2003. The increase resulted from a 44% increase in unit shipments partially offset by a 6% decrease in average selling prices.

     Revenues increased by 29%, or $25 million, in the third quarter of 2004 compared to the same period in 2003. The increase resulted from a 25% increase in unit shipments along with a 5% increase in average selling prices.

     The growth in revenues in 2004 can be attributed to improved demand for our Flash, Data Flash, and Serial EEPROM products. Growth for these products is related to design wins and new product introductions for products related to the consumer and personal computer markets.

     Segment operating loss improved to $5 million for the third quarter of 2004, compared to $26 million loss for the third quarter of 2003, due to higher revenues as well as improved gross margins from higher factory utilization.

     Our Nonvolatile memory segment was unprofitable in the third quarter of 2004 due primarily to competitive pricing pressures for Flash products and higher costs associated with migrating to new manufacturing technology. Gross margins for this product segment remain below that of our other products, which is likely to continue for the foreseeable future.

RF and Automotive

     In the first nine months of 2004, revenues increased by 23%, or $38 million, compared to the same period in 2003. The increase resulted from a 19% increase in unit shipments and a 4% increase in average selling prices.

     Compared to the same period in 2003, revenues increased by 31%, or $18 million, in the third quarter of 2004. The increase resulted from a 15% increase in unit shipments and a 14% increase in average selling prices.

     In 2004, demand for RF and Automotive products remains strong as the automotive industry continues to increase the use of electronic content in cars, especially in European auto markets where we have a strong market position. In the third quarter of 2004, demand increased for RF Bi-CMOS products that service the CDMA phone market. While automotive markets have seen relatively stable demand, telecom end-markets are often volatile and subject to significant changes in demand due to competition, innovation, and supply-chain factors.

     Segment operating income decreased to $6 million for the third quarter of 2004, compared to $9 million segment operating income for the third quarter of 2003, due to lower gross margins on CDMA products and higher R&D costs associated with new product development for Wireless products.

Net Revenues — By Geographic Area

     Our net revenues by geographic areas are summarized as follows (revenues are attributed to countries based on delivery locations):

	Three Months Ended			Nine Months Ended
(in thousands)	September 30,			September 30,
Region	2004	2003	Increase	2004	2003	Increase
North America	$81,457	$57,153	$24,304	$217,346	$176,834	$40,512
Europe	131,227	98,910	32,317	399,966	288,675	111,291
Asia	191,435	170,678	20,757	595,979	458,869	137,110
Other *	9,118	8,446	672	28,144	25,759	2,385

Total	$413,237	$335,187	$78,050	$1,241,435	$950,137	$291,298

     * Primarily includes Philippines, South Africa, and Central and South America

     Over the last several years, revenues have increased significantly in Asia. We believe that part of this shift reflects changes in customer manufacturing trends, with many customers increasing production in Asia. While difficult to ascertain, shipments by region are often re-exported, and may not reflect the geographic regions where end-user products are consumed.

     In the first nine months of 2004, revenues from North America increased by $41 million compared to the same period in 2003 due to an 8% increase in average selling prices and a 3% increase in unit shipments. Revenues increased by $24 million in the third quarter of 2004 compared to the same period in 2003 due to a 16% increase in average selling prices along with a 23% increase in unit shipments.

     Revenues from Europe increased by $111 million in the first nine months of 2004 compared to the same period in 2003 due to a 43% increase in unit shipments, partially offset by a 1% decrease in average selling prices. Compared to the same period in 2003, revenues from Europe in the third quarter of 2004 increased by $32 million due to a 47% increase in unit shipments, partially offset by a 10% decrease in average selling prices.

     Compared to the same period in 2003, revenues from Asia increased by $137 million in the first nine months of 2004 due to a 47% increase in unit shipments partially offset by a 5% decrease in average selling prices. Revenues from Asia increased by $21 million in the third quarter of 2004 compared to the same period in 2003 due to a 23% increase in unit shipments, partially offset by a 9% decrease in average selling prices.

Revenues and Costs – Impact from Changes to Currency Rates

     In the first nine months of 2004, approximately 27% of sales were denominated in foreign currencies, primarily the Euro. Had exchange rates in the first nine months of 2004 remained the same as the average exchange rates in the same period in 2003, our revenues in the first nine months of 2004 would have been approximately $32 million lower than actually reported. In the first nine months of 2004 approximately 57% of our expenses were denominated in foreign currencies, primarily the Euro. Had exchange rates in the first nine months of 2004 remained the same as the average exchange rates in the same period in 2003 our expenses would have been approximately $69 million lower than actually reported for the first nine months of 2004 (cost of revenues $51 million, research and development $11 million, selling, general and administrative $5 million, net interest and other expenses $2 million). The effective portion of net derivative losses that were reclassified into cost of revenues in the first nine months of 2004 was $4 million.

     In the third quarter of 2004, approximately 26% of sales were denominated in foreign currencies, primarily the Euro. Had exchange rates in the third quarter of 2004 remained the same as the average exchange rates in the same period in 2003, our revenues in the third quarter of 2004 would have been approximately $8 million lower than actually reported. In the third quarter of 2004 approximately 58% of our expenses were denominated in foreign currencies, primarily the Euro. Had exchange rates in the third quarter of 2004 remained the same as the average exchange rates in the same period in 2003, our expenses would have been approximately $17 million lower than actually reported for the third quarter of 2004 (cost of revenues $13 million, research and development $3 million, sales, general and administrative $1 million). The effective portion of net derivative gains that were reclassified into cost of revenues in the third quarter of 2004 was $1 million.

Cost of Revenues and Gross Margin

     Our cost of revenues represents the costs of our wafer fabrication, assembly and test operations and freight costs, including the cost of shipping our products to subcontractors. Cost of revenues as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, the level of utilization of manufacturing capacity, foreign exchange rate fluctuations, and average selling prices, among other factors. Cost of revenues as a percentage of net revenues improved to 71% in the first nine months of 2004, compared to 79% for the same period in 2003. Cost of revenues improved to 72% for the third quarter of 2004, compared to 78% for the same period in 2003.

     Gross margin was 29% for the first nine months of 2004, increased from 21% for the same period of 2003. The improvement in gross margin percentage is a result of significantly improved factory utilization, partially offset by lower average selling prices and the negative effect of foreign exchange fluctuations. In addition, gross margins for the first nine months of 2003 were negatively affected by a $10 million charge related to a patent license agreement. Had exchange rates in the first nine months of 2004 remained the same as the average exchange rates in the same period in 2003 our reported gross margin would have been 31% for the first nine months of 2004.

     Gross margin improved to 28% for the third quarter of 2004 compared to 22% for the same period in 2003. The gross margin percentage improvement is a result of significantly improved factory utilization and product mix, partially offset by lower average selling prices and the negative effect of foreign exchange rate fluctuations. Had exchange rates in the third quarter of 2004 remained the same as the average exchange rates in the same period in 2003 our reported gross margin would have been 30% for the third quarter of 2004.

     Gross margins on SmartCard products have been below our average for the last several quarters, while product volumes have increased significantly. Gross margins have been negatively affected by start-up costs at our North Tyneside manufacturing facility, competitive pricing pressures, and delays in achieving target yields. The increase in both revenues and relative mix of both SmartCards and Flash memories, combined with below average margins for both products, have negatively affected our gross margins for the three and nine months ended September 30, 2004 when compared to the same periods of 2003. However, we expect that gross margin on SmartCard products will improve over the next year as we continue to increase volumes and move production to 0.18 micron technology.

     The effect of inventory write-downs on our gross margin for the three and nine months ended September 30, 2004 and 2003 was immaterial.

     We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related operating or capital costs. We recognized $11 million from grants in the first nine months of 2004 compared to $6 million in the same period in 2003. We recognized $3 million from grants in the third quarter of 2004 compared to $2 million in the third quarter of 2003.

Research and Development (R&D)

     We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve and we are committed to appropriate levels of expenditures for research and development.

     Research and development (R&D) expenses decreased to $180 million in the first nine months of 2004 compared to $192 million for the same period in 2003. R&D expenses as a percentage of net revenues for the first nine months of 2004 were 15% compared to 20% in the same period in 2003. The decrease in R&D expenses is primarily the result of lower process development costs and increased R&D grants, partially offset by the negative effect of foreign exchange rate fluctuations. Process development costs at our North Tyneside, UK wafer fabrication site declined as this facility transitioned to production volume levels during the second half of 2003. Had exchange rates in the first nine months of 2004 remained the same as the average exchange rates in the same period in 2003, R&D expenses would have been $11 million lower than actually reported for the first nine months of 2004.

     R&D expenses increased to $66 million in the third quarter of 2004 compared to $62 million for the same period in 2003. As a percentage of net revenues, R&D expenses decreased to 16% in the third quarter of 2004 compared to 19% for the same period in 2003. The increase in R&D expenses was primarily due to higher costs associated with the development of 0.18 and 0.13 process technology, including more R&D masks and wafers, along with the negative effect of foreign exchange rate fluctuations. Had exchange rates in the third quarter of 2004 remained the same as the average exchange rates in the same period in 2003, R&D expenses would have been $3 million lower than actually reported for the quarter ended September 30, 2004.

     We receive R&D grants from various European research organizations, the benefit for which is recognized as an offset to related costs. For the third quarter of 2004, we recognized $2 million in research grant benefits, compared to $2 million in the third quarter of 2003. We recognized $10 million in research grant benefits in the first nine months of 2004, compared to $6 million in the first nine months of 2003.

Selling, General and Administrative (SG&A)

     SG&A expenses increased to $132 million in the first nine months of 2004 compared to $103 million for the same period in 2003. SG&A expenses were 11% of net revenues for the first nine months of 2004 and 2003. The increase in S&GA expenses is primarily due to increased legal expenses, increased spending related to sales volume, spending related to Sarbanes-Oxley Section 404 compliance, and the negative effect of foreign exchange rate fluctuations. Had exchange rates in the first nine months of 2004 remained the same as the average exchange rates in the same period in 2003, SG&A expenses would have been $5 million lower than actually reported in the first nine months of 2004.

     SG&A expenses increased to $45 million in the third quarter of 2004, compared to $34 million in the third quarter of 2003. SG&A expenses were 11% of net revenues for the third quarter of 2004 compared to 10% for the same period in 2003. The increase in SG&A expenses is primarily due to increased legal expenses, increased spending related to sales volume, spending related to Sarbanes-Oxley Section 404 compliance, and the negative effect of foreign exchange rate fluctuations, partially offset by a reduction of bad debt reserves of $2 million. Had exchange rates in the third quarter of 2004 remained the same as the average exchange rates in the same period in 2003 SG&A expenses would have been $1 million lower than actually reported in the third quarter of 2004.

Interest and Other Expenses, Net

     Interest and other expenses, net decreased to $14 million in the first nine months of 2004 compared to $23 million for the same period in 2003. As a percentage of net revenues, interest and other expenses, net was 1% in the first nine months of 2004 compared to 3% for the same period in 2003. Interest and other expenses, net decreased to $5 million in the third quarter of 2004 compared to $6 million for the same period in 2003. As a percentage of net revenues, interest and other expenses, net was 1% in the third quarter of 2004 compared to 2% for the same period in 2003.

     The decrease in interest and other expenses, net is primarily due to decreased interest expense, as we have reduced our outstanding borrowings, as well as lower foreign exchange losses from the remeasurement of assets and liabilities denominated in currencies other than the respective functional currency. Lower foreign exchange loss is partly a result of our use of derivative instruments, beginning in the first quarter of 2004, to manage exposures to foreign currency risk. Interest rates on borrowings did not change significantly in the third quarter or the first nine months of 2004 compared to the same periods in 2003.

Income Taxes

     For the three and nine months ended September 30, 2004, we recorded an income tax expense of $18 million and $26 million, respectively, compared to an income tax expense of $3 million and $9 million for the three and nine months ended September 30, 2003, respectively.

     The provision for income taxes for these periods relates to certain profitable foreign subsidiaries as we are not recognizing any tax benefits for unprofitable entities due to the full valuation allowance provided against their related deferred tax assets. As a result, the provision for income taxes was calculated at a higher rate than the customary rate expected if all entities were profitable.

     During the three months ended September 30, 2004, we revised our estimate of forecasted taxable income as well as geographic mix of income for the full 2004 tax period. The provision for income taxes for the three and nine months ended September 30, 2004 increased significantly from prior periods due to the relative proportion of foreign taxable income resulting from the exclusion of losses in jurisdictions where tax benefits previously forecasted could no longer be recognized in the current year.

     Income tax expense is forecasted to total $28 million for the full year 2004, compared to $26 million for the 9 months ended September 30, 2004. We expect to record a provision for income taxes in the fourth quarter of 2004 of approximately $2 million.

Liquidity and Capital Resources

     At September 30, 2004, we had $354 million of cash and cash equivalents, compared to $386 million at December 31, 2003. Current ratio, calculated as total current assets divided by total current liabilities, decreased to 1.6 at September 30, 2004 compared to 1.8 at December 31, 2003. The decrease in both cash and current ratio is primarily due to capital expenditures and debt repayments partially offset by positive cash flow generated from operating activities along with new borrowing.

     Operating Activities: During the first nine months of 2004, net cash provided by operating activities was $141 million, compared to $172 million in the same period in 2003. The decrease in cash provided by operating activities for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 is primarily due to increased working capital requirements resulting from higher levels of unit shipments, revenues, and related accounts receivable during 2004.

     Our accounts receivable was $251 million at September 30, 2004 compared to $215 million at December 31, 2003. Our days sales outstanding (“DSO”) increased to 55 days at September 30, 2004 compared to 52 days at December 31, 2003. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures, this could negatively affect our DSO and cash flows from operating activities.

     Inventories increased to $323 million at September 30, 2004 from $268 million at December 31, 2003. Days sales in inventory was 99 days at September 30, 2004, compared to 90 days at

December 31, 2003. Inventories consist of raw wafers, purchased specialty wafers, work in process, and finished units. The increase in inventory of $55 million or 21% compared to December 31, 2003 is primarily due to higher shipment levels, increased process complexity, and longer delivery times experienced from our assembly subcontractors. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency.

     Current and other assets increased from $54 million at December 31, 2003 to $82 million at September 30, 2004. The increase relates primarily to higher VAT receivables at European subsidiaries associated with higher manufacturing levels in 2004 compared to 2003.

     Trade accounts payable was $239 million at September 30, 2004 compared to $144 million at December 31, 2003. The increase in trade accounts payable by $95 million or 65% compared to December 31, 2003 is primarily due to increased purchases of capital equipment and higher levels of manufacturing activity. The change in fixed asset purchases included in accounts payable of $86 million from December 31, 2003 through September 30, 2004, was excluded from net cash provided by operating activities.

     Investing Activities: Net cash used in investing activities was $110 million during the first nine months of 2004 compared to $8 million net cash provided by investing activities in the same period of 2003.

     The increase in cash used in investing activities for the first nine months of 2004 was primarily due to increased capital spending and investment purchases compared to the same period in 2003, partially offset by the release of restricted cash. We are making significant investments in 2004 for equipment for both increased capacity and new manufacturing technology development, primarily at our North Tyneside, UK and Rousset, France wafer fabrication facilities.

     In March 2004, a previous requirement to maintain restricted cash of approximately Euro 21 ($26) million was renegotiated and eliminated.

     Financing Activities: Net cash used in financing activities decreased to $59 million in the first nine months of 2004 compared to $226 million during the same period in 2003. In 2004, cash used for financing activities was primarily principal payments on debt and capital leases of $111 million, offset by new borrowings of Euro 33 ($42) million in September 2004. For the first nine months of 2003, in addition to principal payments on debt and capital leases, we paid $135 million in cash to those note-holders of the 2018 convertible notes that submitted these notes for repurchase.

     Approximately $55 million of debt obligations require Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis and approximately $21 million of debt obligations have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. We were in compliance with the covenants as of September 30, 2004.

     Included in other long term liabilities, are obligations of $98 million for repayments of advances from customers, of which $14 million has been classified within current liabilities and is expected to be repaid within the next twelve months.

     We believe that our existing balance of cash, cash equivalents and short term investments, together with cash flow from operations, sale of assets, equipment lease financing, and other short- and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

     We expect our operations to generate positive cash flow for the remainder of 2004; however, a significant portion of this cash will be used to repay debt and make capital investments. The amount of cash we use in 2004 will depend largely on the amount of cash generated from our operations. Currently, we expect our 2004 capital expenditures to be approximately $250 to $275 million, of which $126 million has been paid and $86 million was payable to vendors at September 30, 2004. We have outstanding commitments for purchases of capital equipment of $70 million at September 30, 2004 which are expected to be delivered over the next several quarters. In 2005 and future years, our capacity to make significant capital investments will depend on our ability to generate substantial cash flow from operations and on our ability to obtain adequate financing.

Recent Accounting Pronouncements

     At its November 2003 meeting, the Emerging Issues Task Force (EITF) reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments”. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The consensus provided for disclosure of amounts of impairment of investments in securities not yet recognized in income effective for fiscal years ending after December 15, 2003. Atmel adopted the disclosure requirements during our quarter ended September 30, 2004.

     At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FASB Staff Position 03-01-1, which delays the effective date of the recognition and measurement guidance. We do not believe that this consensus on the recognition and measurement guidance will have a significant impact on our financial position or results of operations.

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

     In October 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which addressed the issue of when the dilutive effect of contingently convertible debt instruments (Co-Cos) should be included in diluted earnings per share. EITF 04-8 addresses the issue of when “Co-Cos” should be included in diluted earnings per share computations, regardless of whether the market price trigger has been met. The effective date of this consensus will coincide with the effective date of the proposed Statement that revises FASB Statement 128, Earnings per Share, which is expected to be December 15, 2004. If the effective date of Statement 128 (revised) is postponed until after December 15, the staff will ask the Task Force to consider making the effective date of is effective for fiscal periods beginning after December 15, 2004. The adoption of EITF 04-8 is not expected to have a material effect on Atmel’s results of operations or financial position.

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

     As of September 30, 2004, our long term convertible notes and long term debt less current portion was $315 million compared to $358 million at December 31, 2003. Our long-term debt (less current portion) to equity ratio was 0.3 and 0.4 at September 30, 2004 and December 31, 2003, respectively. Our current debt levels as well as any increase in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

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

     WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

     Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures aggregating $1,951 million in 1999, 2000 and 2001, in large part preparing for expected increases in demand. However, in light of falling demand we have recognized asset impairment charges aggregating $855 million in 2001, 2002, and 2003. We intend to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. Currently, we expect our 2004 capital expenditures to be approximately $250 to $275 million. We may seek additional equity or debt financing to fund further enhancement of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

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

     OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.

     Sales to customers outside North America accounted for approximately 82%, 78% and 75% of net revenues in 2003, 2002 and 2001. In the first nine months of 2004, sales to customers outside of North America accounted for 82% of net revenues. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:

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

     Approximately 72%, 75% and 79% of our net revenues in 2003, 2002 and 2001 were denominated in U.S. dollars. Approximately 73% of our net revenues in the first nine months of 2004 were denominated in U.S. dollars. During these periods our products became less price competitive in countries with currencies declining in value against the dollar. In 1998, business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. Approximately 49%, 43% and 38% of net revenues were generated in Asia in 2003, 2002 and 2001. Approximately 48% of net revenues were generated in Asia in the first nine months of 2004.

     WHEN WE TAKE ORDERS DENOMINATED IN FOREIGN CURRENCIES, WE RISK RECEIVING FEWER DOLLARS WHEN THESE CURRENCIES WEAKEN AGAINST THE DOLLAR, AND MAY NOT BE ABLE TO ADEQUATELY HEDGE AGAINST THIS RISK.

     When we take an order denominated in a foreign currency we will receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenues, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, a negative impact on revenues can be partially offset by a positive impact on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in European currencies and yen as a percentage of net revenues were 26% and 2% in 2003, 22% and 3% in 2002 and 16% and 5% in 2001, respectively. Sales denominated in European currencies and yen as a percentage of net revenues were 26% and 1%, respectively, in the first nine months of 2004. We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar.

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

     WHILE WE BELIEVE WE CURRENTLY HAVE ADEQUATE INTERNAL CONTROL OVER FINANCIAL REPORTING, WE ARE REQUIRED TO EVALUATE OUR INTERNAL CONTROL OVER FINANCIAL REPORTING UNDER SECTION 404 OF THE SARBANES OXLEY ACT OF 2002 AND ANY ADVERSE RESULTS FROM SUCH EVALUATION COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

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

     The new Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board (PCAOB) provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Auditing Standard No. 2 is newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare and our independent auditors may not agree with our assessments.

     We currently believe our internal control over financial reporting is effective. However, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. Our documentation and testing to date have identified certain gaps in the documentation and design of internal controls over financial reporting that we are in the process of remediating. Our independent auditors are also still in the process of evaluating our assessment and testing the design and operating effectiveness of our internal controls over financial reporting. We continue to enhance our internal control over financial reporting, including addition of resources in key functional areas, steps to ensure adequate segregation of duties and systems security, review of controls around outsourced services, and improvement of transactional control procedures in our overseas operations. We routinely discuss and disclose these matters to the audit committee of our board of directors and to our independent auditors.

     During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we may be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004 (or if our independent auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could in turn have an adverse effect on our stock price.

     While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due, in part, to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2. If we are not able to complete our assessment under Section 404 in a timely manner, we and our independent auditors would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2004.

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

     IF WE ACCOUNT FOR EMPLOYEE STOCK OPTIONS USING THE FAIR VALUE METHOD, IT COULD SIGNIFICANTLY REDUCE OUR NET INCOME.

     There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. On October 13, 2004, the FASB delayed the effective date of its proposed standard, Share-Based Payment. Public companies with calendar year-ends would be required to adopt the provisions of the standard effective for periods beginning after June 15, 2005, rather than January 1, 2005 as originally proposed.

     If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges, which could significantly reduce our net income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments

     During 2004 we began to use foreign currency forward exchange contracts to help mitigate the risk to earnings and cash flows associated with currency exchange rate fluctuations. We do not use other derivative financial instruments in our operations.

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

     We have short-term debt, long-term debt, capital leases and convertible notes totaling $457 million at September 30, 2004. Approximately $358 million of these borrowings have fixed interest rates. We have $98 million of floating interest rate debt of which $65 million is Euro denominated. We do not hedge against this interest rate risk and could be negatively affected should interest rates increase significantly.

     The following table presents the hypothetical changes in interest expense, related to our outstanding borrowings, for the first nine months of 2004 that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 5%, 10% and 15% (in thousands).

     For the nine month period ended September 30, 2004:

	Interest expense given an interest			Interest	Interest expense given an interest
	rate decrease by X basis points			expense with	rate increase by X basis points
no change in
	150 BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS
Interest Expense	$19,006	$19,566	$20,126	$20,686	$21,246	$21,806	$22,366

     The following table presents the hypothetical changes in interest expense, related to our outstanding borrowings, for the third quarter of 2004 that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 5%, 10% and 15% (in thousands).

     For the three month period ended September 30, 2004:

Interest
expense with
	Interest expense given an interest			no change in	Interest expense given an interest
	rate decrease by X basis points			interest rate	rate increase by X basis points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
Interest Expense	$5,135	$5,695	$6,255	$6,815	$7,375	$7,935	$8,495

     The following table presents the hypothetical changes in fair value in our outstanding convertible notes at September 30, 2004 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS over a twelve-month time horizon. The base value represents the fair market value of the notes (in thousands):

Valuation
				with no	Valuation of borrowing given an
	Valuation of borrowing given an interest rate			change in	interest rate increase by X basis
	decrease by X basis points			interest rate	points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
Convertible notes	$211,131	$210,082	$209,038	$208,000	$206,968	$205,941	$204,919

Foreign Currency Risk

     Refer to notes 1 and 10 in the accompanying condensed consolidated financial statements for a discussion of our policy on and use of foreign currency derivative contracts to help mitigate the impact of foreign currency risks.

     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds, which will reduce revenues. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. In the first nine months of 2004, the impact of the change in foreign currency resulted in net income being $36 million lower when compared to the same period in 2003 (as discussed in the overview section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign currency denominated transactions that occurred in 2004 were recorded using the average 2003 foreign currency rates. Sales denominated in foreign currencies were 27% for both the first nine months of 2004 and 2003. Sales denominated in Euros were 26% and 25% in the first nine months of 2004 and 2003. Sales denominated in yen were 1% and 2% in the first nine months of 2004 and 2003, respectively. Costs denominated in foreign currencies, primarily the Euro, were approximately 57% and 53% in the first nine months of 2004 and 2003, respectively.

     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 30% and 36% of our accounts receivable are denominated in foreign currency as of September 30, 2004 and December 31, 2003, respectively.

     Accounts payable and debt obligations denominated in foreign currencies could increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 52% and 53% of our accounts payable were denominated in foreign currency as of September 30, 2004 and December 31, 2003, respectively. Approximately 29% and 39% of our debt obligations were denominated in foreign currency as of September 30, 2004 and December 31, 2003, respectively.

Item 4. Controls and Procedures.

   (a) Evaluation of disclosure controls and procedures.

     As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Atmel’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are a subset of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

   (b) Changes in internal control over financial reporting.

     We continue to enhance our internal control over financial reporting by adding resources in key functional areas and bringing our operations up to the level of documentation, segregation of duties, systems security, and transactional control procedures required under the new Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. We routinely discuss and disclose these matters to the audit committee of our board of directors and to our independent auditors.

     During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     Atmel currently is a party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the net income and financial position of Atmel. The estimate of the potential impact on our financial position or overall results of operations or cash flow for the legal proceedings described below could change in the future.

     Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by Atmel. The complaint seeks unspecified damages, costs and attorneys’ fees. Atmel disputes Agere’s claims and is vigorously defending this action.

     Philips Corporation (“Philips”) filed suit against Atmel in the United States District Court, Southern District of New York, on October 30, 2001 for infringement of its patent, seeking injunctive relief against the alleged infringement and damages. Atmel disputed Philips’ claims and vigorously defended this action. In August 2004, Atmel and Phillips reached a confidential settlement agreement mutually releasing each other from all claims relating thereto. Amounts required to be paid under this settlement have been fully accrued in prior periods.

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

     From time to time, Atmel may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

ATMEL CORPORATION

(Registrant)

November 8, 2004	/s/	GEORGE PERLEGOS

George Perlegos President & Chief Executive Officer (Principal Executive Officer)

November 8, 2004	/s/	FRANCIS BARTON

Francis Barton Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002