Form 10-K
period 2004-12-31
ATMEL CORP
filed 2005-03-25
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
or

☐	transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

Commission file number: 0-19032

ATMEL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0051991
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐

As of June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 475,446,369 shares of the Registrant’s Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ National Market on June 30, 2004) was approximately $2,814,642,504. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2005, Registrant had outstanding 480,380,101 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2005 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

          You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2005 and our expectations regarding the effects of exchange rates. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Trends, Uncertainties and Risks,” and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-K.

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

          We design, develop, manufacture and sell a wide range of IC products, including microcontrollers, advanced logic, mixed-signal, nonvolatile memory and radio frequency (RF) components. Leveraging one of the industry’s broadest intellectual property (IP) portfolios, Atmel is able to provide the electronics industry with complete system solutions. These complex system-on-a-chip solutions are manufactured using our multiple leading-edge process technologies, including complementary metal oxide semiconductor (CMOS), double-diffused metal oxide semiconductor (DMOS), logic, CMOS logic, bipolar, bipolar CMOS (BiCMOS), silicon germanium (SiGe), SiGe BiCMOS, analog, bipolar double diffused CMOS and radiation tolerant process technologies. We develop these process technologies ourselves to ensure they provide the maximum possible performance. We fabricate more than 97% of our products in our own wafer fabrication facilities, or fabs. We believe our broad portfolio of manufacturing capabilities allows us to produce ICs that enable our customers to rapidly introduce leading edge electronic products that are differentiated by higher performance, advanced features, lower cost, smaller size, enable longer battery life and more memory. Our products are used primarily in the following markets: communications, computing, consumer electronics, storage, security, automotive, military and aerospace.

          We were originally incorporated in California in December 1984. In October 1999, we were reincorporated in Delaware. Our principal offices are located at 2325 Orchard Parkway, San Jose, California 95131, and our telephone number is (408) 441-0311. Our website is located at: www.atmel.com; however, the information in, or that can be accessed through, our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, through the “Investors” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

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

•	Application specific integrated circuit (ASIC) segment includes semi-custom, single customer ICs that serve the telecommunications, consumer and military markets. In addition, this segment includes application specific standard products that are sold to multiple customers, serving the imaging sensors and processors, as well as the wireless and wired data communications markets. This segment also includes smart card ICs that serve the telecommunications, banking and consumer markets. Finally, this segment includes programmable logic devices that serve the industrial, military and computing markets.

•	Microcontrollers segment includes a variety of proprietary and standard microcontrollers, the majority of which contain embedded nonvolatile memory, and military and aerospace application specific products.

•	Nonvolatile Memories segment includes serial and parallel interface electrically erasable programmable read only memories (EEPROMs), serial and parallel interface Flash memories, and erasable programmable read only memories (EPROMs) for use in a broad variety of customer applications.

•	Radio Frequency (RF) and Automotive segment includes radio frequency and analog circuits for the telecommunications, automotive and industrial markets as well as application specific products for the automotive industry.

          Within each operating segment, we offer our customers products with a range of speed, density, power usage, specialty packaging and other features.

ASIC

          Custom ASICs. We manufacture and market ASICs to meet customer requirements for high-performance logic devices in a broad variety of customer-specific applications. Atmel’s SiliconCITY design platform utilizes our extensive libraries of qualified analog and digital IP blocks. This approach integrates system functionality into a single chip based on this unique architecture platform combined with one of the richest libraries of qualified IP blocks in the industry. By combining a variety of logic functions on a single chip, costs are reduced, design risk is minimized, time-to-market is accelerated, and performance can be optimized.

          We design and manufacture ASICs in a range of products that includes standard digital and analog functions, as well as nonvolatile memory elements and large pre-designed macro functions all mixed on a single chip. We work closely with customers to develop and manufacture custom ASIC products so that we can provide them IC solutions on a sole-source basis. To develop gate arrays and integrated circuits, our customers’ system designers require sophisticated development tools. These CAE tools include logic synthesizers, logic circuit simulators, timing analysis and verification tools, test pattern generators and testability graders, automated circuit placement and interconnection programs and mask tooling generators. Our ASIC products are targeted primarily at customers whose high-end applications require high-speed, high-density or low or mixed-voltage devices.

          Security and Smart Cards. Our advanced design capability expertise in non-volatile memory technology and experience in security products position Atmel as one of the world’s pre-eminent suppliers of smart card ICs. Our smart card ICs primarily serve the cellular phone, banking, health card, national ID card and set-top box markets.

          Atmel has a wide portfolio of secure ICs, including secureAVR™ microcontrollers, CryptoMemory® and CryptoRF™, smart card reader chips and FingerChip™ sensors. Our secure microcontrollers include dual contact/ contactless products complying with the ISO-14443, USB Full-Speed interface and SPI interface.

          Atmel has obtained independent security certifications and approvals for ICs from third party bodies for MasterCard CAST, VISA Level 3, FIPS 140 and Common Criteria EAL4+.

          The combination of Atmel’s dense non-volatile memory technology and high performance AVR® 8-/16-bit RISC or ARM® 32-bit RISC CPU core offers cost-effective solutions for high density applications such as GSM SIM cards and multi-application smart cards running on open platforms like Java™.

          Imaging Sensors. Our line-up of imaging and sensing products includes CCD and CMOS image sensors and processors that cover the market from entry level to the high resolution required for professional, medical, automotive and military applications. Our portfolio of ICs covers innovative image processor technology needed to satisfy our customers’ needs for complex image processors and industrial grade image sensors, and can also be integrated into complete digital camera modules.

          Multimedia Products. We develop and manufacture complex System-on-a-Chip (SoC) IC’s for wireless and wireline applications such as Wi-Fi™ Clients, Access Points/Bridges/Routers, ADSL2/2+ Consumer Premise Equipment (CPE) gateways, wireless and wireline Voice Over IP (“VOIP”) handsets, and Bluetooth headsets. Atmel’s Access Point/Bridging devices provide a seamless connection between wired Ethernet and the WLAN, as well as wireless router and ADSL2/2+ to WLAN capabilities. Our designs include Media Access Controllers (MAC’s) with integrated baseband controllers, supporting all host interfaces such as PCMCIA, CF Card, USB (1.1 and 2.0), PCI, Mini-PCI, ethernet and SDIO, for Wi-Fi™ applications, DSL2/2+ CPE/Gateways, VOIP processors, and Bluetooth controllers capable of running fully embedded audio applications software.

          We have also introduced solutions with Multimedia and wireless Communications devices targeting home entertainment, security, and automotive applications.

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

Microcontrollers

          Our Microcontroller segment offers a variety of products to serve the consumer, automotive, industrial and aerospace marketplaces for embedded controls. Our product portfolio has two 8-bit microcontroller architectures targeted at the high volume embedded-control segment, our proprietary AVR microcontrollers and our 8051 microcontrollers. The AVR microcontroller family uses a RISC architecture that is optimized for C language code density and low power operation. The 8051 family consists of microcontrollers containing a range of memory options, including flash, one-time programmable and read only memory products, plus application specific products designed to enable MP3, CAN or smart card reader systems. Both microcontroller families are offered as standard products, as building blocks in our ASIC library or as application specific products. The microcontroller families offer a large variety of memory densities, package types and peripheral options, including analog capability.

          Embedded control systems typically incorporate a microcontroller as the principal active component. A microcontroller is a self-contained computer-on-a-chip consisting of a central processing unit, non-volatile program memory, random access memory for data storage and various input/output peripheral capabilities. In addition to the microcontroller, a complete embedded control system incorporates application-specific software and may include specialized peripheral device controllers and internal or external non-volatile memory components, such as EEPROMs, to store additional program software, and various analog and interface products.

          Increased demand for embedded electronic features in applications as diverse as motors, lighting, and automobiles have made the market for microcontrollers one of the fastest growing segments of the semiconductor market. Microcontrollers are currently available in 4-bit through 32-bit architectures. Although 4-bit microcontrollers are least expensive, they generally lack the minimum performance and features required for product differentiation. While 16 and 32-bit architectures provide very high performance, they are generally more expensive than desired for high-volume embedded control applications. Manufacturers of competitive, high-volume products have found 8-bit microcontrollers to be most cost-effective embedded control solution.

          We are a supplier to the aerospace industry, delivering microcontrollers which include radiation-tolerant and radiation-hardened SRAM, Dual Port RAM, FIFO, ASIC and 32-bit SPARC processors.

Nonvolatile Memories

          Serial Interface Products (Serials). Our serials evolved from our EEPROM technology expertise and the market need for low pin count, specialized interface, and delivery of nonvolatile memory content. We currently support the 2-wire, 3-wire and SPI protocols which have industry wide acceptance. Due to our technology, package and broad density offerings we have maintained market leadership for the last several years. For economic reasons, beyond a certain density, it is more advantageous to employ the FLASH technology, which has thus been incorporated in our 512K and higher densities. The similarity of the feature set allows our customers to easily upgrade from the lower densities Serials to the higher densities.

          Atmel is committed to continuously decrease board space consumption of its package options for Serials. A wafer scale BGA (Ball Grid Array) package was developed to accomplish this task. In addition we have a number of innovative DFN (Dual Footprint Non Leaded) packages including SAP, LAP, MAP and MiniMAP, all designed to optimize board space for certain pin configuration and package height. This portfolio of leadless packages is in addition to the offering of industry standard SOIC, PDIP & TSSOP packages.

          The Serials are used in a wide variety of applications for storing manufacturer or user’s data such as: consumer entertainment, home appliances, cordless and cellular phones, Blue-Tooth, LAN, PC & peripherals, medical, automotive, office automation, industrial, smart cards, etc.

          Flash. Flash represents the dominant technology used in nonvolatile devices that can be programmed and reprogrammed within system. We currently manufacture our highest density flash products on 0.13-micron process technology, and anticipate most of our production to be on 0.18-micron and 0.13-micron during 2005. Next generation 0.09 micron technology is being developed for production deployment in 2006.

          The majority of our higher density Flash products are being shipped in multi-chip-packages (MCPs) where an Atmel Flash is paired with an SRAM or PSRAM die to achieve small footprint devices. The SRAM and PSRAM dice are purchased as commodities from several suppliers in wafer form. The MCP package has become the package of choice for small hand held devices with the majority of cell phones incorporating them.

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

          DataFlash®. The SPI compatible DataFlash® family of serial flash memories deliver reliable solutions to store both embedded program code and data in low pin-count packages. DataFlash is designed to enable advanced features and functionality in a variety of high volume products and applications. Optimization of the CPU or ASIC pin count, simplified PCB routing, reduced power consumption, lower switching noise and smaller footprint all contribute to the net result of higher performance and lower system cost. The industry standard SPI and higher performance RapidSTM interface are used in a variety of applications due to the simplicity of the 4-pin interface, which greatly eases system design times and constraints. The combination of the DataFlash architecture, very small page size, on board SRAM buffers which allow for self contained rewriting to the flash memory array, low pin count interfaces, and the Atmel Flash and eSTACTM memory technologies allow for a very flexible solution, shortened development times and significantly smaller software footprints. These products are generally used in digital answering machines, fax machines, personal computers, set-top boxes and DVD players.

          Parallel-Interface EEPROMs. We are a leading supplier of high performance in-system programmable parallel-interface EEPROMs. We believe that our parallel-interface EEPROM products, all of which are full featured, represent the most complete parallel-interface EEPROM product family in the industry. We have maintained this leadership role through early introductions of high speed, high capacity and low power consumption CMOS devices. We are the sole-source supplier for several customers for certain parallel-interface EEPROM devices. In the design of this product family, we have emphasized device reliability, achieved partly through the incorporation of on-chip error detection and correction features. These products are generally used to store frequently updated data in communications infrastructure equipment and avionics navigation systems.

          EPROMs. The worldwide EPROM market is intensely competitive and characterized by commodity pricing. Our strategy is to target the high-performance end of this market by offering faster speed, higher density and lower power usage devices. These products are generally used to store the operating programs of embedded microcontroller or DSP-based systems, such as hard disk drives, CD-ROM drives and modems.

RF and Automotive

          Our RF products are designed to serve the automotive, telecommunications, consumer and industrial markets. One focus is to enable data communications through the design and supply of high-frequency products for many types of wireless communications devices in the frequency range of 0.1 to 4.8 GHz. These products, manufactured using SiGe technology, are used in two-way pagers, digitally enhanced cordless telecommunications, mobile telephones, and cellular base stations, among other applications. Additionally, Atmel builds RF solutions that concentrate on remote control applications. Successful product applications currently include broadcast radios, GPS for automobiles and telephones, DVD laser diode drivers, air conditioning control, garage door openers, outside wireless temperature monitoring and security home alarm systems.

          For automotive applications, this segment offers a family of read, read/write and encryption identification ICs, which are used for wireless access control and operate at a frequency in the range of 100 kHz to 800 MHz. These ICs are used in combination with a reader IC to make possible contactless identification for a wide variety of applications, including remote keyless entry for automobiles and tire pressure monitoring. Typical applications include access control and tracking of consumer goods. We also specialize in providing intelligent load driver ICs that are specially suited for the rugged automotive environment. These ICs are manufactured utilizing a 0.8-micron mixed signal high voltage technology, providing analog-bipolar, high voltage DMOS power and CMOS logic function on a single chip. The applications for these automotive products are primarily motor and actuator drivers and smart valve controls.

          We also provide RF BiCMOS foundry services for customers that are serving the cellular phone and emerging wireless markets. Typically, customers of our foundry services use our production capability to manufacture wafers, either on a custom process or Atmel developed RF capable process. In most instances, we will provide the customer with a complete solution of wafer foundry, packaging, test, and shipping. Atmel is preparing RF CMOS wafer technologies to serve foundry customers in addition to the SiGe BiCMOS wafer technologies we have today.

Technology

          From our inception, we have focused our efforts on developing advanced CMOS processes that can be used to manufacture reliable nonvolatile elements for memory and logic integrated circuits. We believe we are a leader in single and multiple-layer metal CMOS processing, which enables us to produce high-density, high-speed and low-power memory and logic products.

          We attempt to meet customers’ demands for constantly increasing functionality on ever-smaller ICs by increasing the number of layers we use to build the circuits on a wafer and by reducing the size of the transistors and other components in the circuit. To accomplish this we develop and introduce new wafer manufacturing techniques as necessary. We also provide our fabrication facilities with state-of-the-art manufacturing equipment and development resources that allow us to produce ICs with increasingly smaller feature sizes. Our current ICs incorporate effective feature sizes as small as 0.13-microns. We are developing processes that support effective feature sizes as small as 0.065-microns. As we migrate to lower geometries, 0.13-micron and below, we are taking advantage of copper being more conductive than aluminum. The higher conductivity of copper allows us to make thinner layers on our wafers, creating faster circuits.

          We continue to broaden our technology focus by developing expertise for designing and manufacturing high frequency RF products, which are used primarily in cellular telephones and cordless applications. In order to achieve high frequency with high efficiency and very low noise, a SiGe technology was developed. This technology is based on well-established bipolar silicon process technology, with one of the key process steps, the epitaxial layer, modified by adding germanium to the silicon. This technology is designed to replace galium arsenide (GaAs) technology, which is commonly used for power amplifiers in cellular telephones.

          In order to extend the capabilities of SiGe, we have combined the high-frequency features of SiGe with CMOS in order to integrate high-density logic parts and RF analog functions on a single integrated circuit. We believe this SiGe/CMOS technology will enable us to provide single-chip system solutions to the marketplace. Atmel is one of only a few players in the SiGe market.

Principal Markets and Customers

          Communications. Communications, including wireless and wireline telecommunications and data networking, is currently one of our larger end user markets. For the wireless market, we provide nonvolatile memory, standard and secure microcontrollers, and baseband and RF ASICs that are used in global standard for mobile communications (GSM) and code-division multiple access (CDMA) mobile phones and their base stations, as well as two-way pagers, mobile radios, and cordless phones and their base stations. We also have a range of products based on the IEEE 802.11 wireless LAN standard, and on Bluetooth, a short-range wireless protocol that enables instant connectivity between electronic devices. In 2003, we began shipping a GPS receiver chipset that has been well received in the market, and we sell ASICs to major GSM makers. Our principal customers in the wireless market include Ericsson, Motorola, Nokia, Philips, Qualcomm, Samsung, Siemens, Thales-Magellan, and Vitelcom.

          We also serve the data networking and wireline telecommunications markets, which continue to evolve due to the rapid adoption of new technologies. For these markets, we provide ASIC, nonvolatile memory and programmable logic products that are used in the switches, routers, cable modem termination systems and digital subscriber line (DSL) access multiplexers, that are currently being used to build internet infrastructure. Our principal data networking and wireline telecommunications customers include Alcatel, Cisco and Siemens.

          Consumer Electronics. Our products are also used in a broad variety of consumer electronics products. We provide microcontrollers for batteries and battery chargers that minimize the power usage by being “turned on” only when necessary. Microcontrollers are also offered for fluorescent light ballasts. We provide multimode audio processors and MPEG2-based decoders with programmable transport for complex digital audio streams used in digital TVs, set top boxes and DVD players. For digital cameras, we provide a single chip digital camera processor solution, as well as medium and high-resolution image sensors. We provide ASIC demodulators and decoders for cable modems. We also offer media access controllers for wireless local area networks (LANs) and baseband controllers and network protocol stacks for voice-over-internet-protocol (VoIP) telephone terminals. In addition, we provide secure, encryption enabled, tamper resistant circuits for smart cards and embedded PC security applications. Our principal consumer electronics customers include FujiFilm, Invensys, LG Electronics, Matsushita, Microsoft, Philips, Samsung, Sony, and Toshiba.

          Computing, Storage and Printing. The computing and computing peripherals markets are also growing with increasing Internet use, network connectivity, and digital imaging requirements. For computing applications, we provide Flash memory, serial memory, universal serial bus (USB) hubs and ASICs for personal computers, servers and USB drives. Our biometric security IC verifies a user’s identity by scanning a finger. In today’s security conscious environment we believe this IC is finding application where access to information, equipment and similar resources needs to be controlled or monitored. For storage applications, we provide servo controllers, laser drivers, read channels, and data interfaces for data storage subsystems, hard drives and DVD players. We provide ASICs, nonvolatile memory and microcontrollers for laser printers, inkjet printers, copy machines and scanners. Our principal customers in these markets include Dell, Hewlett-Packard, IBM, Intel, M-Systems, Seagate and Western Digital.

          Security. The issue of increased security for electronic applications is a key issue for the development of computing and communications equipment. Atmel addresses increased security requirements with its secure product portfolio, which includes secure microcontrollers and memory as well as contactless and biometric sensors. For example, our Smart Card and Smart Card reader IC’s are targeted towards the established European markets and rapidly emerging secure applications in the USA and throughout Asia. Smart Card technology is used for mobile communications, credit cards, drivers’ licenses, identity cards, health cards, TV set top boxes, internet commerce and related applications where data security is essential. Our principal customers in these markets include Axalto, GemPlus, NDS, Oberthur, Sagem and SCM.

          Automotive. The automotive electronics market has grown modestly, driven by demand for more sophisticated electronic systems, yet it remains stable during times when other sectors fluctuate. For automotive applications, we provide body electronics for passenger comfort and convenience; safety related subsystems such as air-bag drivers, anti-lock brake control, tire pressure monitors; keyless entry transmitters and receivers; and in-vehicle entertainment components. Virtually all of these are application-specific mixed signal ICs. Our principal customers in these markets include Continental-Temic, Daimler-Chrysler, Delphi, Hella, Marelli, Robert Bosch, Siemens-VDO and TRW.

          Military and Aerospace. The military and aerospace industries require products that will operate under extreme conditions and are tested to higher standards than commercial products. Our circuits are available in radiation-hardened versions that meet stringent requirements (cumulative dose, latch-up and transient phenomena) of space, avionic and industrial applications . For these applications, we provide radiation hardened ASICs, FPGAs, non-volatile memories and microcontrollers. Our principal customers in these markets include BAE Systems, Honeywell, Litton, Northrop, Raytheon and Roche.

Manufacturing

          We currently manufacture our products at our wafer fabrication facilities located in Colorado Springs, Colorado; Heilbronn, Germany; Grenoble, France; Nantes, France; Rousset, France; and North Tyneside, United Kingdom.

          As a result of the muted growth in the semiconductor industry in the second half of 2004, we have taken actions to limit the increase of our manufacturing capacity. Much of the manufacturing equipment purchased at the end of 2004 was related to technology advancements. It is anticipated that capital equipment purchases for 2005 will also be focused on technology advances. The facility at Irving, Texas was acquired in 2000, and Atmel originally intended to commence commercial production in the second half of 2002. However, given the market conditions in the semiconductor industry, we reassessed our overall manufacturing capacity against the potential anticipated demand and decided to close the facility in 2002. The facility was placed on the market in August 2002. In late 2003 and in early 2004, we moved much of the equipment from our Irving, Texas facility to our North Tyneside, UK and Rousset, France facilities and utilized the equipment to meet increasing demand that we experienced during the first half of 2004. An asset impairment charge of $27.6 million was recorded in the fourth quarter of 2003. See Note 16 of Notes to Consolidated Financial Statements for more information regarding asset impairment charges.

          If market demand for our products increases during 2005 and 2006, we believe that we will be able to substantially meet our production needs from our wafer fabrication facilities through at least the end of 2006; however this date may vary depending on, among other things, our rate of growth and our ability to increase production levels. We will need to hire, train and manage additional production personnel in order to increase our production capacity from current levels. To remain technologically and economically competitive, we must continuously implement new manufacturing technologies such as 0.13-micron and 0.09-micron line widths in our wafer manufacturing facilities regardless of demand for our products.

          The cost of expanding our manufacturing capacity at our existing facilities, acquiring additional facilities, and implementing new manufacturing technologies is typically funded through a combination of available cash resources, cash from operations and additional lease, debt, or equity financing. We may not be able to generate the cash from operations or obtain the additional financing necessary to fund the maintenance or expansion of our manufacturing facilities or the implementation of new manufacturing technologies.

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

          Once we have fabricated the wafers, we test probe the individual circuits on them to identify those that do not function. This saves us the cost of putting mechanical packages around circuits whose failure can be determined in advance. After probe, we send all of our wafers to one of our independent assembly contractors, located in China, Hong Kong, Indonesia, Japan, Malaysia, the Philippines, South Korea, Taiwan, or Thailand where they are cut into individual chips, assembled into packages and given a final test. Many of the packaged integrated circuits, however, are shipped back to our final test facilities where we perform electrical testing and visual inspection before shipping them to customers. Although we mitigate our risk by doing some of our assembly, our reliance on independent subcontractors to assemble our products into packages involves risks, including reduced control over quality and delivery schedules, a potential lack of capacity at our subcontractors and a risk the subcontractor may abandon assembly processes we need. We cannot be sure that our current assembly subcontractors will continue to assemble, package and test products for us. In addition, because our assembly subcontractors are located in foreign countries, we are subject to some risks commonly associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates. As a result, we may experience production delays, insufficient volumes or inadequate quality of assembled products, any of which could harm our operations. To mitigate these risks we execute a strategy of qualifying multiple subcontractors in different countries. However, there can be no guarantee that any strategy will eliminate these risks.

          We expect to utilize outside foundries to expand our capacity in the future, especially for high volume commodity type products, such as Flash memory and certain aggressive technology ASIC products. Use of outside foundries will allow us to better manage capacity and costs with the sharp cyclical swings in product demand that we have experienced in the past. However, reliance on outside foundries to fabricate wafers involves significant risks, including reduced control over quality and delivery schedules, a potential lack of capacity, and a risk the subcontractor may abandon the fabrication processes we need if the process is not economically viable. We will mitigate these risks with a strategy of qualifying multiple subcontractors, however, there can be no guarantee that any strategy will eliminate these risks.

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

Marketing and Sales

          We generate our revenue by selling our products to original equipment manufacturers (OEMs) and distributors. We market our products worldwide to a diverse base of OEMs serving primarily commercial markets. In the United States and Canada, we sell our products to large OEM accounts primarily through manufacturers’ representatives and through national and regional distributors. Our agreements with our representatives and distributors are generally terminable by either party on short notice, subject to local laws. Sales to OEMs as a percentage of worldwide net revenues for 2004 totaled 64% while sales to distributors totaled 36% of worldwide net revenues.

          Sales to North American OEMs, as a percentage of net revenues totaled 10%, 11% and 15% for 2004, 2003 and 2002, respectively. Sales to North American distributors, as a percentage of net revenues, totaled 7%, 7% and 7% for 2004, 2003 and 2002, respectively. We support this sales network from our headquarters in San Jose, California and through North American regional offices in California, Colorado, Florida, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, North Carolina, Oregon, Texas, Mexico, and Canada.

          We sell to customers outside of North America primarily through international sales representatives and distributors, who are managed from our foreign sales offices. We maintain sales offices in Denmark, Finland, France, Germany, Hong Kong, Italy, Japan, Korea, Singapore, Sweden, Switzerland, Taiwan and U.K. Our sales outside North America were approximately 83%, 82% and 78% of net revenues in 2004, 2003 and 2002, respectively. See Note 14 of Notes to Consolidated Financial Statements. Although the U.S. government imposes some restrictions on export sales we have not experienced any serious difficulties because of such restrictions. We expect revenues from our international sales will continue to represent a significant portion of our net revenues. International sales are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements and foreign government regulations.

          We allow certain distributors, primarily based in the United States, rights of return and credits for price protection. Given the uncertainties associated with the levels of returns and other credits to these distributors based on contractual terms we defer recognition of revenue from sales to these distributors until they have resold our products. Sales to certain other primarily non-US based distributors carry either no or very limited rights of return. We have historically been able to estimate returns and other credits from these distributors and accordingly have historically recognized revenue from sales to these distributors upon shipment, with a related allowance for potential returns established at the time of our sale.

Research and Development

          We believe significant investment in research and development is vital to our success, growth and profitability, and we will continue to devote substantial resources, including management time, to this activity. Our primary objectives are to increase performance of our existing products, to develop new wafer processing and design technologies, and to draw upon these technologies to create new products. If we are unable to design, develop, manufacture, market and sell new products successfully, our operating results will be harmed. Our new product development, process development, or marketing and sales efforts may not be successful, and as a result, our new products may not achieve expected functionality, market acceptance, or cost or pricing expectations.

          During 2004, 2003 and 2002, we spent $247 million, $248 million and $253 million, respectively, on research and development. Research and development expenses are charged to operations as incurred. We expect these expenditures will increase in the future as we continue to invest in new products and new processing technology.

Competition

          We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Freescale, Fujitsu, Hitachi, IBM, Infineon, Intel, LSI Logic, Microchip, Philips, Samsung, Sharp, STMicroelectronics, Texas Instruments and Toshiba. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced new products we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last three years, we have experienced significant price competition in several business segments, especially in our nonvolatile memory segment for EPROM, Serial EEPROM, and Flash memory products, as well as in our commodity microcontrollers. We expect continuing competitive pressures in our markets from existing competitors and new entrants, new technology and cyclical demand, which, among other factors, will likely maintain the recent trend of declining average selling prices for our products.

     In addition to the factors described above, our ability to compete successfully depends on a number of other factors, including the following:

•	our success in designing and manufacturing new products that implement new technologies and processes

•	our ability to offer integrated solutions using our advanced nonvolatile memory process with other technologies

•	the rate at which customers incorporate our products into their systems

•	product introductions by our competitors

•	the number and nature of our competitors in a given market

•	the incumbency of our competitors’ products, and

•	general market and economic conditions.

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

          We have in the past been involved in intellectual property infringement lawsuits which harmed our operating results, and we are currently involved in a significant lawsuit alleging patent infringement. See Item 3, Legal Proceedings. Although we intend to vigorously defend against any such lawsuits, we may not prevail given the complex technical issues and inherent uncertainties in patent and intellectual property litigation. Moreover, the cost of defending against such litigation, in terms of management time and attention, legal fees and product delays, could be substantial, whatever the outcome. If any patent or other intellectual property claims against us are successful, we may be prohibited from using the technologies subject to these claims, and if we are unable to obtain a license on acceptable terms, license a substitute technology, or design new technology to avoid infringement, our business and operating results may be significantly harmed.

          We have several cross-license agreements with other companies. In the future, it may be necessary or advantageous for us to obtain additional patent licenses from existing or other parties, but these license agreements may not be available to us on acceptable terms, if at all.

Employees

          At December 31, 2004, we employed approximately 8,800 persons. Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees, none of whom is subject to an employment agreement for a specified term or a post-employment non-competition agreement, could harm our business.

Backlog

          We accept purchase orders for deliveries covering periods from one day up to approximately one year. However, purchase orders can generally be revised or cancelled by the customer without penalty. In addition, significant portions of our sales are ordered with short lead times, often referred to as “turns business”. Considering these practices and our experience, we do not believe the total of customer purchase orders outstanding (backlog) provides meaningful results that can be relied on to predict actual sales for future periods.

Geographic Areas

          In 2004, 17% of our sales were made to customers in North America, 48% to customers in Asia, 33% to customers in Europe, and 2% to customers in other regions. See Note 14 to the Notes to Consolidated Financial Statements. We determine where our sales are made by the destination of our products when they are shipped. At the end of 2004, we owned long-lived assets in the United States amounting to $324 million, in France, $459 million, in Germany, $26 million and in the United Kingdom, $382 million.

ITEM 2. PROPERTIES

          At December 31, 2004, we owned the major facilities described below:

Number of
Buildings	Location	Total Sq Ft	Use
1	San Jose, CA	291,000	Headquarters offices, research and development, sales and marketing, product design, final product testing

6	Colorado Springs, CO	603,000	Wafer fabrication, research and development, marketing, product design, final product testing

1	Irving, TX	650,000	Wafer fabrication, research and development facility; (Unoccupied and placed on the market)

5	Rousset, France	815,000	Wafer fabrication, research and development, marketing, product design, final product testing

5	Nantes, France	131,000	Wafer fabrication, research and development, marketing, product design, final product testing

2	Grenoble, France	196,000	Wafer fabrication, research and development, marketing, product design, assembly and final product testing

4	Heilbronn, Germany	778,000	Wafer fabrication, research and development, marketing, product design, final product testing (74% of square footage is leased to other companies)

9	North Tyneside, UK	753,000	Wafer fabrication, research and development

2	Calamba City, Philippines	338,000	Intended for final product testing

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

ITEM 3. LEGAL PROCEEDINGS

          Atmel currently is a party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the net income and financial position of Atmel. The estimate of the potential impact on our financial position or overall results of operations or cash flows for the legal proceedings described below could change in the future.

          Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by Atmel. The complaint sought unspecified damages, costs and attorneys’ fees. Atmel disputed Agere’s claims. A jury trial for this action commenced on March 1, 2005 and on March 22, 2005, the jury returned a unanimous decision in favor of Atmel. Agere has 30 days from the date of this decision in which to file an appeal to this decision.

          Philips Corporation (“Philips”) filed suit against Atmel in the United States District Court, Southern District of New York, on October 30, 2001 for infringement of its patent, seeking injunctive relief against the alleged infringement and damages. Atmel filed counterclaims that the patent in suit is invalid and not infringed by Atmel. In August 2004, Atmel and Phillips reached a confidential settlement agreement mutually releasing each other from all claims relating thereto. Amounts required to be paid under this settlement were paid in full in 2004 and in the first quarter of 2005.

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

          On February 19, 2003, a derivative class action entitled Cappano v. Perlegos, et al., was filed in the Superior Court for the State of California for the County of Santa Clara against certain directors, officers and a former officer of Atmel, and Atmel is also named as a nominal defendant. The Complaint alleged that between January 2000 and July 31, 2002, defendants breached their fiduciary duties to Atmel by permitting it to sell defective products to customers. The Complaint alleged claims for breach of fiduciary duty, mismanagement, abuse of control, waste, and unjust enrichment. The Complaint sought unspecified damages and equitable relief as against the individual defendants. Atmel demurred on Plaintiffs’ Second Amended Compliant and, on January 4, 2005, the Court dismissed the action without leave to amend.

          From time to time, we may be notified of claims that we may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Executive Officers of the Registrant

          The executive officers of Atmel, who are elected by and serve at the discretion of the Board of Directors, and their ages, are as follows (ages are as of December 31, 2004):

Name	Age	Position
George Perlegos	54	Chairman of the Board, President and Chief Executive Officer
Gust Perlegos	57	Executive Vice President, Office of the President
Tsung-Ching Wu	54	Executive Vice President, Office of the President
Francis Barton	58	Executive Vice President and Chief Financial Officer
Robert McConnell	60	Vice President and General Manager, RF and Automotive Segment
Bernard Pruniaux	63	Vice President and General Manager, ASIC Segment
Steve Schumann	45	Vice President and General Manager, Non-Volatile Memory Segment
Graham Turner	45	Vice President and General Manager, Microcontroller Segment

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

          Robert McConnell has served as Atmel’s Vice President and General Manager, RF and Automotive Segment since January 2003. Prior to joining Atmel, Mr. McConnell was President and Chief Executive Officer of Cypress MicroSystems, a semiconductor company and subsidiary of Cypress Semiconductor Corporation, from September 1999 to December 2002. From January 1972 to September 1999, Mr. McConnell was Vice President and General Manager, Embedded Processor Division at Advanced Micro Devices, Inc. a semiconductor manufacturer. Mr. McConnell holds a B.S.E.E. degree from Northwestern University and an M.B.A. from Pepperdine University.

          Bernard Pruniaux has served as Atmel’s Vice President and General Manager, ASIC Segment since November 2001, and as Chief Executive Officer of Atmel Rousset from May 1995 to November 2001. Mr. Pruniaux holds a master’s degree in electrical engineering from Ecole Superieure d’Ingenieurs in Toulouse, France and a PhD from the LETI in Grenoble, France.

          Steve Schumann has served as Atmel’s Vice President and General Manager, Non-Volatile Memory Segment since January 2002, as Vice President of Non-Volatile Memory Products from February 1996 to January 2002, and prior to February 1996, he has held various other positions (including Managing Director of EEPROM and Flash Products) since joining Atmel in 1985. Mr. Schumann holds a B.S. in electrical engineering and computer science from the University of California, Berkeley.

          Graham Turner has served as Atmel’s Vice President and General Manager, Microcontroller Segment since October 2001, as Vice President of European Operations from 1993 to October 2001, and has held various other positions since joining Atmel in 1989.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Atmel’s Common Stock is traded on the Nasdaq Stock Market’s National Market under the symbol “ATML.” The last reported price for our stock on March 9, 2005, was $3.55. The following table presents the high and low closing sales price per share for our Common Stock as quoted on the NASDAQ National Market for the periods indicated.

	High	Low
Fiscal Year 2003
First Quarter	2.62	1.47
Second Quarter	3.08	1.67
Third Quarter	4.96	2.60
Fourth Quarter	6.85	4.10

Fiscal Year 2004
First Quarter	7.87	5.81
Second Quarter	7.26	5.39
Third Quarter	5.65	3.26
Fourth Quarter	3.93	2.99

          As of March 9, 2005, there were approximately 2,336 stockholders of record of Atmel’s Common Stock. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by theses record holders.

No cash dividends have been paid on the Common Stock, and we currently have no plans to pay cash dividends in the future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

	Year ended December 31,
(In thousands, except per share data)	2004	2003	2002	2001	2000
Net revenues	$1,649,722	$1,330,635	$1,193,814	$1,472,268	$2,012,672

Net income (loss) before taxes	25,697	(104,051)	(551,567)	(531,393)	415,586
Net income (loss)	(2,434)	(117,996)	(641,796)	(418,348)	265,976
Basic net income (loss) per share	(0.01)	(0.25)	(1.37)	(0.90)	0.59
Diluted net income (loss) per share	(0.01)	(0.25)	(1.37)	(0.90)	0.55

	As of December 31,
	2004	2003	2002	2001	2000
Cash and cash equivalents	$346,350	$385,887	$346,371	$331,131	$448,281
Cash and cash equivalents plus short term investments	405,208	431,054	445,802	593,008	962,544

Fixed assets, net	1,204,852	1,121,367	1,049,031	1,651,475	1,927,817
Total assets	2,323,523	2,154,690	2,302,559	3,024,197	3,824,887

Long term debt, net of current portion	323,950	358,031	453,509	693,212	668,503
Stockholders’ equity	1,111,596	1,018,117	969,143	1,486,527	1,894,857

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2005 and our expectations regarding the effects of exchange rates. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Trends, Uncertainties and Risks,” and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-K.

Overview

          We are a leading provider of semiconductor IC products. We leverage our expertise in nonvolatile memories by combining them with microcontrollers, digital signal processors, RF devices, and other logic to enable our customers to rapidly introduce leading edge electronic products that are differentiated by higher performance, advanced features, lower cost, smaller size, longer battery life and more memory. Our products are used primarily in the following markets: communications, computing, consumer electronics, storage, security, automotive, military and aerospace.

          We design, develop, manufacture and sell our products. We develop process technologies ourselves to ensure they provide the maximum possible performance. We manufacture more than 97% of our products in our own wafer fabrication facilities, or (“fabs”).

          Net revenues increased to $1,650 million in 2004 from $1,331 million in 2003, an increase of $319 million or 24%, as a result of higher volume shipments partially offset by lower average selling prices. Revenue growth across all operating segments increased significantly over the prior year, driven by increased demand in the telecommunications and consumer markets. Revenue growth was strongest in our ASIC segment, boosted significantly by higher shipments of Smart Card IC products.

          During 2004, changes in foreign exchange rates had a significant impact on net revenues and operating costs. Had average exchange rates during 2004 remained the same as the average exchange rates in effect for 2003, our reported revenues in 2004 would have been approximately $39 million lower, while our operating costs would have been approximately $88 million lower (cost of revenues $67 million, research and development $15 million, sales, general and administrative $6 million). The net effect resulted in a reduction to income from operations of $49 million as a result of less favorable exchange rates in effect for 2004 compared to the average exchange rates in effect for 2003.

          During 2004, we achieved income from operations of $46 million, compared to a loss from operations of $107 million in 2003. The improvement in 2004 resulted from improved gross margins related to both higher volumes and better factory utilization, partially offset by unfavorable foreign exchange rates and lower average selling prices. In addition, results for 2003 were negatively impacted by asset impairment and restructuring charges of $27 million.

          Although we incurred net losses for 2002, 2003, and 2004, we still generated cash from operating activities in each year. Over the past three years, we used this cash flow to significantly reduce our outstanding debt. During this period, we also made significant investments, in advanced manufacturing processes, and related equipment. In 2004, we paid $241 million for new equipment necessary to maintain our competitive position technologically as well as to increase capacity. As a result, at the end of 2004, our cash and cash equivalents, and short-term investment balances totaled $405 million, down from $458 million at the end of fiscal 2003 (including restricted cash), while total indebtedness decreased from $513 million to $465 million during that same period.

Critical Accounting Policies and Estimates

          The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 of Notes to Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. We consider the accounting policies described below to be our critical accounting policies. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

          Revenue recognition

          We generate our revenue by selling our products to OEMs and distributors. Our policy is to recognize revenue upon shipment of products to customers, where shipment represents the point when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

          Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents are used to verify delivery, and shipment terms are mostly Free Carrier (“FCA”) Seller’s Facility. We assess whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Sales terms do not include post shipment obligations except for product warranty, as described in Note 10 of Notes to Consolidated Financial Statements.

          We allow certain distributors, primarily based in the United States, rights of return and credits for price protection. Given the uncertainties associated with the levels of returns and other credits to these distributors, we defer recognition of revenue from sales to these distributors until they have resold our products. Deferred revenue for distributor sales were $18 million and $19 million as of December 31, 2004 and 2003, respectively. Sales to certain other primarily non-US based distributors carry either no or very limited rights of return. We have historically been able to estimate returns and other credits from these distributors and accordingly have historically recognized revenue from sales to these distributors on shipment, with a related allowance for potential returns established at the time of our sale.

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

          During 2004 and 2003, we improved our credit procedures and experienced fewer bad debt write offs. As a result, the allowance required for doubtful accounts has decreased even though sales levels and related receivable balances have increased. We credited $5 million and $1 million to Selling, General and Administrative expense for the years ended December 31, 2004 and 2003, respectively.

          We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make our estimates of the uncollectability of our accounts receivable by analyzing specific customer creditworthiness, historical bad debts, and current economic trends. At December 31, 2004, the allowance for doubtful accounts was $10 million and at December 31, 2003 it was $16 million.

          Accounting for income taxes

          In calculating our income tax expense, it is necessary to make certain estimates and judgments for financial statement purposes that affect the recognition of tax assets and liabilities.

          We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the net deferred tax asset would decrease income tax expense in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the net deferred tax asset would increase income tax expense in the period such determination is made.

          Our income tax calculations are based on application of the respective U.S. Federal, state or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense.

          Valuation of inventory

          Our inventories are stated at the lower of cost or market value. Cost includes labor, materials, depreciation and other overhead costs, as well as factors for estimated production yields and scrap. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes for future periods. We primarily utilize selling prices in our period ending backlog for measuring any potential declines in market value below cost. Any adjustment for market value provision is charged to cost of revenues at the point of market value decline.

          We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales levels by product. Inventories on hand in excess of forecasted demand are provided for. In addition, we write off inventories that are considered obsolete. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles when determining obsolescence . Charges to increase the allowance are charged to cost of revenues. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-costed inventory is subsequently sold, the related allowance is matched to the movement of related product inventory, resulting in lower costs and higher gross margins for those products.

          Our inventories include high-technology parts that may be subject to rapid technological obsolescence and which are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take additional inventory write-downs.

          Product and process technology

          Costs that we incur to acquire completed product and process technology are capitalized and amortized on a straight-line basis over two to five years. Capitalized product and process technology costs are amortized over the shorter of the estimated useful life of the technology or the term of the technology agreement.

          Fixed Assets

          We review the carrying value of fixed assets for impairment when events and circumstances indicate that the carrying value of an asset or group of assets may not be recoverable from the estimated future cash flows expected to result from its use and/or disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future cash flows involves numerous assumptions, which require our judgment, including, but not limited to, future use of the assets for our operations versus sale or disposal of the assets, future-selling prices for our products and future production and sales volumes. In addition, we must use our judgment in determining the groups of assets for which impairment tests are separately performed.

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

          Depreciation expense is a major element of our manufacturing cost structure. We begin depreciation on new equipment when it is put into use for production. The aggregate amount of fixed assets under construction for which depreciation was not being recorded amounted to $142 million at December 31, 2004 and $98 million at December 31, 2003.

          Litigation

          The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. We are currently involved in such intellectual property litigation (see Note 10 of Notes to Consolidated Financial Statements). We accrue for losses related to litigation if a loss is probable and the loss can be reasonably estimated. We regularly evaluate current information available to determine whether accruals for litigation should be made. If we were to determine that such a liability was probable and could be reasonably estimated, the adjustment would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

	2004		2003		2002
	(amounts in millions and as a percent of net revenues)
Net revenues	$1,649.7	100.0%	$1,330.6	100.0%	$1,193.8	100.0%
Gross margin	468.0	28.4%	306.2	23.0%	230.9	19.3%
Research and development expenses	247.5	15.0%	247.6	18.6%	253.2	21.2%
Selling, general & administrative expenses	174.6	10.6%	138.8	10.4%	126.7	10.6%
Asset impairment and restructuring charges	$—	0.0%	27.3	2.1%	383.8	32.1%

Income (loss) from operations	$45.9	2.8%	$(107.5)	(8.1%)	$(532.7)	(44.6%)

Net Revenues

          Net revenues increased to $1,650 million in 2004 from $1,331 million in 2003, an increase of $319 million or 24%, as a result of higher volume shipments partially offset by lower average selling prices.

          Net revenues improved to $1,331 million in 2003 from $1,194 million in 2002, an increase of $137 million, or 11%. The increase resulted from higher shipment volumes, especially for ASIC and Microcontroller products, as a result of new products introduced in 2003 and improved market conditions.

Net Revenues By Operating Segment

          Our operating segments comprise: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive).

          Our net revenues by segment are summarized as follows (in thousands):

Segment	2004		2003		2002
ASIC	$589,208	36%	$479,078	36%	$379,758	32%
Microcontroller	337,084	20%	271,676	20%	234,394	20%
Nonvolatile Memory	445,502	27%	355,425	27%	359,641	30%
RF and Automotive	277,928	17%	224,456	17%	220,021	18%

Net revenues	$1,649,722	100%	$1,330,635	100%	$1,193,814	100%

ASIC

          ASIC segment revenues increased by 23% or $110 million to $589 million in 2004, and grew 26% or $99 million to $479 million in 2003 compared to 2002. Both 2004 and 2003 saw higher unit shipments, partially offset by lower average selling prices. The majority of this growth came from increased revenues in Smart Card IC and ARM-based digital products. Smart Card IC products saw growing demand for applications requiring small memory with high security, such as GSM cell phone applications, bank cards and set-top boxes. ARM-based digital products benefited from introduction of new design wins for “Disk-on-Key” and other consumer-type electronics.

          Although many of the products within the ASIC business segment are profitable, Smart Card ICs are not, which makes the entire business segment unprofitable. It is our intention to improve profitability for our Smart Card ICs via product shrinks and increased asset utilization. Due to competition, conditions may remain challenging in the Smart Card IC space for the foreseeable future.

Microcontroller

          The Microcontroller segment revenues increased 24% or $65 million to $337 million in 2004, and grew 16% or $37 million to $272 million in 2003 compared to 2002. The growth in both 2004 and 2003 can be attributed to sales of our proprietary AVR Microcontroller products. This product family has benefited from the overall increase in shipments of consumer and industrial electronics, as well as market share gains. In addition, average selling prices were steady to slightly higher in 2003 compared to 2002, while volumes increased with demand.

Nonvolatile Memory

          Nonvolatile Memory (“NVM”) segment revenues increased 25% or $90 million to $445 million in 2004 as compared to $355 million in 2003. NVM segment revenue was slightly lower in 2003, decreasing by 1%, or $5 million to $355 million compared to $360 million in 2002. During 2004, the increasing NVM revenues were attributed to higher volumes coupled with the higher average pricing experienced during the first half of the year. However, during the second half of 2004, average-selling prices began to decline. During 2003, both volumes and pricing for Flash products declined significantly due to both a commodity-oriented pricing environment, as well as our delays in introducing higher density products. The decline in 2003 revenues from Flash products was largely offset, however, by an increase in shipment volumes for our DataFlash products along with Serial EEPROM products. Our DataFlash products continue to gain market share in the serial interface market, and have achieved design wins in many PC and consumer electronic products.

          Because NVM products are commodity oriented, they are subject to greater declines in average selling prices than products in our other segments. Our nonvolatile memory segment continues to be unprofitable. Competitive pressures and the need to continually migrate to new technology are among several factors causing continued pricing declines. Conditions in this segment are expected to remain challenging for the foreseeable future.

RF and Automotive

          RF and Automotive segment revenues increased by 24% or $54 million to $278 million in 2004. RF and Automotive segment revenues increased slightly in 2003 by $4 million to $224 million, a 2% increase over 2002 levels of $220 million. During 2004, revenue increased primarily due to significant increases in sales of SiGe BiCMOS products that are sold into CDMA handsets. In addition, we have a significant presence in the European automotive sector, which has given us a steady customer base utilizing our products for function controllers, as well as ASSP’s for power train, convenience, and safety systems. RF communication applications include GPS and car radio products. During 2003, increases in sales volumes for automotive and networking applications were offset by decreases in sales volumes in BiCMOS products. The decline in volumes for BiCMOS products was primarily a result of lower OEM shipments for legacy cellular phone products.

Net Revenues By Geographic Area

          Our net revenues by geographic delivery location (see Note 14 of Notes to Consolidated Financial Statements) for the three years ended December 31, 2004, 2003 and 2002 are summarized as follows (in thousands):

Area	2004	2003	2002
North America	$282,213	$239,926	$260,447
Europe	539,226	397,945	397,585
Asia	792,979	658,601	510,040
Rest of World *	35,304	34,163	25,742

Total Net Revenues	$1,649,722	$1,330,635	$1,193,814

*	Primarily includes the Philippines, South Africa, and Central and South America

          Over the last year, revenues have increased significantly in Asia, North America and Europe.

          Sales outside North America accounted for 83% of our net revenues in 2004, 82% of our net revenues in 2003, and 78% of our net revenues in 2002.

          Our sales to North America increased $42 million, or 18% for 2004 compared to 2003, due to higher volume shipments. Our sales declined $21 million, or 8% in 2003 compared to 2002 primarily due to lower average selling prices partially offset by slightly higher volume shipments.

          Our sales to Europe increased $141 million or 35% when comparing 2004 to 2003, due to higher volume shipments and an increase in the value of the Euro. Sales were flat at $398 million, when comparing 2003 to 2002 primarily due to flat volume shipments and lower average selling prices, offset by an increase in the value of the Euro.

          Our sales to Asia increased $134 million, or 20% for 2004 compared to 2003, and increased $149 million, or 29% in 2003 compared to 2002. The increases in 2004 and 2003 were primarily due to higher volume shipments partially offset by lower average selling prices.

Revenues and Costs – Impact from Changes to Foreign Exchange Rates

          In 2004, approximately 27% of net revenues were denominated in foreign currencies, primarily the Euro. For 2003, sales denominated in foreign currencies were approximately 28% of net revenues. Sales in Euros amounted to 25%, 26% and 22% of net revenues in 2004, 2003, and 2002, respectively. Sales in Japanese yen accounted for 1%, 2% and 3% of net revenues for the same periods.

          During 2004, changes in foreign exchange rates had a significant impact on net revenues and operating costs. Had average exchange rates during 2004 remained the same as the average exchange rates in effect for 2003, our reported revenues in 2004 would have been approximately $39 million lower. However, our foreign currency costs exceed foreign currency revenues. During 2004, approximately 59% of costs were denominated in foreign currencies, primarily the Euro. Had average exchange rates for 2004 remained the same as the average exchange rates for 2003 our operating costs would have been approximately $88 million lower (cost of revenues, $67 million; research and development, $15 million; sales, general and administrative, $6 million). The net effect resulted in a reduction to income from operations of $49 million as a result of less favorable exchange rates in effect for 2004 compared to the average exchange rates in effect for 2003.

          Starting in the first quarter of 2004, we began a program to hedge a portion of forecasted transactions related to certain foreign currency operating expenses anticipated to occur within twelve months, primarily for European manufacturing subsidiaries, with forward contracts. These transactions are designated as cash flow hedges under SFAS No. 133. These contracts are designed to reduce the short-term impact of exchange rate changes on operating results. However, our practice in 2004 was to hedge exposures for the next 90-120 days. As hedging activity didn’t begin until after the start of 2004, we were unable to offset the most significant part of the exchange rate changes between 2003 and 2004, most of which occurred in the fourth quarter of 2003. During the fourth quarter of 2004, cash flow hedge contracts did significantly reduce our exposure to exchange rate changes, and resulted in a benefit to cost of revenues of $3.9 million for the period. For the year ended December 31, 2004, the portion of the derivative’s gain reclassified into cost of revenues was $0.2 million.

          Had average exchange rates during 2003 remained the same as the average exchange rates in effect for 2002, our reported revenues in 2003 would have been approximately $60 million lower. However, our foreign currency costs exceed foreign currency revenues. During 2003, approximately 53% of costs were denominated in foreign currencies, primarily the Euro. Had average exchange rates for 2003 remained the same as the average exchange rates for 2002, our operating costs would have been approximately $119 million lower (cost of revenues, $91 million; research and development, $21 million; sales, general and administrative $7 million). The net effect resulted in a reduction to income from operations of $59 million as a result of less favorable exchange rates in effect for 2003 compared to the average exchange rates in effect for 2002.

          For comparison purposes, the average annual exchange rates in effect during 2004, 2003 and 2002 for the Euro were 1.25, 1.12 and 0.95 Dollars per Euro, respectively.

          In 2005, we again expect exchange rates to have a negative effect on our operating results, as foreign currency rates compared to the US dollar have continued to move significantly higher, especially the Euro. We have lengthened the period of forecasted transactions for hedging with forward contracts to approximately six months. However, due to the timing for initiation of these contracts, and the length of maturities utilized for cash flow derivative contracts, it is unlikely that we will be able to significantly reduce the exchange rate impact of rates experienced in 2005 when compared to the average exchange rates in effect for 2004.

Cost of Revenues and Gross Margin

          Our cost of revenues primarily include the costs of wafer fabrication, assembly and test operations, changes in inventory reserves and freight costs. Our gross margin as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.

          Gross margin was 28% for 2004 compared to 23% for 2003. The gross margin percentage improvement in 2004 is a result of higher volume shipments with only slightly higher manufacturing costs. Had exchange rates for 2004 remained the same as the average exchange rates in effect for 2003, our reported gross margin would have been 31%.

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

          Our gross margin has been impacted by the timing of inventory adjustments related to inventory write-downs and subsequent sale of these written-down products. The annual impact to gross margins was 1% or less for the years ended December 31, 2004, 2003 and 2002.

          In recent periods, average selling prices for some of our semiconductor products have been below manufacturing costs, and accordingly, our results of operations, cash flows and financial condition have been adversely affected. As these charges are recorded in advance of when written-down inventory is sold, subsequent gross margins in the period of sale may be higher than they would be absent the effect of the previous write-downs. Our excess and obsolete inventory write-offs taken in prior years relate to all of our product categories, while lower-of-cost or market reserves relate primarily to our non-volatile memory products.

          We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a $12 million reduction to cost of revenues for such grants in 2004 compared to $7 million in 2003, and $5 million in 2002.

Research and Development

          Research and Development (“R&D”) expenses in 2004 decreased by $1.0 million to $247 million from $248 million in 2003. Reduced spending on engineering labor and experimental wafers were offset by the unfavorable impact of exchange rates. Had exchange rates for 2004 remained the same as the average exchange rates incurred in 2003, R&D expenses in 2004 would have been $15 million lower than the amount reported in 2004.

          R&D expenses in 2003 decreased by $5 million or 2% to $248 million from $253 million in 2002. The decrease in R&D expenses was primarily due to a decrease in expenditures on process development at our North Tyneside, UK wafer fabrication facility as this facility transitioned to production volume levels during the second half of the year. Had exchange rates for 2003 remained the same as the average exchange rates incurred in 2002, R&D expenses in 2003 would have been $21 million lower than the amount reported in 2003.

          We have continued to invest in R&D efforts in a wide variety of product areas and process technologies, including Flash, Logic, and embedded EEPROM CMOS technology to be manufactured at 0.13 and 0.09 micron line widths, as well as investments in Silicon Germanium BiCMOS technology to be manufactured at 0.18 micron line widths. We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve.

          We receive R&D grants from various European research organizations, the benefit for which is recognized as an offset to related costs. For 2004, we recognized $17 million in research grant benefits, compared to $11 million for 2003 and $13 million for 2002.

Selling, General and Administrative

          Selling, General and Administrative (“SG&A”), expenses increased 26% or $36 million to $175 million in 2004 from $139 million in 2003. As a percentage of net revenues, SG&A expenses increased to 11% in 2004 compared to 10% in 2003. The increase in SG&A expenses from 2003 to 2004 was due to spending related to Sarbanes-Oxley Section 404 compliance of $9 million, higher employee salaries and benefits of $14 million, spending related to our increased sales volume of $7 million and the negative effect of foreign exchange rate fluctuations. Had exchange rates for 2004 remained the same as the average exchange rates incurred in 2003, SG&A expenses would have been $6 million lower than the amount reported in 2004.

          SG&A expenses increased 9% or $12 million to $139 million in 2003 from $127 million in 2002. As a percentage of net revenues, SG&A expenses decreased to 10% in 2003 compared to 11% in 2002. The increase of $12 million was primarily related to higher selling costs of $5 million as a result of higher net revenues, and the negative effect of foreign exchange rates incurred in 2003. Had exchange rates for 2003 remained the same as the average exchange rates incurred in 2002, SG&A expenses would have been $3 million lower than the amount reported in 2003.

Asset Impairment and Restructuring Charges

          During the period from fiscal 1998 to fiscal 2000, our sales volume grew significantly, from $1.1 billion to $2.0 billion. As business conditions improved during this time, Atmel took steps to significantly expand its manufacturing capacity. During the period from January 1998 to September 2001, we spent approximately $2.0 billion for acquisitions of property and equipment in anticipation of significant growth in our business during 2001, 2002 and beyond from the historical levels achieved in 2000. Beginning late in the fourth quarter 2000, business conditions in the semiconductor industry deteriorated rapidly.

          As a result of the difficult operating conditions that existed in the semiconductor industry, we performed asset impairment reviews of our fixed assets during the third quarter of 2001. An estimate of fair market value was made by management, which considered an outside appraisal that assumed the assets would continue in use at their current locations. During the third quarter of 2001, we recorded a $462.8 million asset impairment charge related to certain of our fabrication facilities in Colorado Springs, Colorado, Rousset, France and Nantes, France and a $18.5 million charge related to a headcount reduction in Europe. The charges were part of a restructuring plan that included a workforce reduction and the consolidation of manufacturing operations in both the U.S. and Europe.

          Starting in the fourth quarter of 2001, the asset impairment and restructuring actions taken in the third quarter of 2001, were expected to result in estimated expense reductions of approximately $130 million per year, consisting of a $105 million reduction in cost of revenues and a $25 million reduction in operating expenses. Actual expense reductions were approximately the same as original estimates.

          As a result of the downturn experienced in 2001, we delayed the completion of construction of our fabrication facilities in North Tyneside, UK, and Irving, Texas, to 2002, when we anticipated the industry to rebound. However, after further evaluation of market conditions, we recorded a $341.4 million asset impairment charge in the second quarter of 2002 related to the equipment and facilities for wafer fabrication facilities in Irving, Texas and North Tyneside, U.K. An estimate of fair market value was made by management, which considered an outside appraisal that assumed the assets would continue in use at their current locations.

          In the third quarter of 2002, we reassessed the overall manufacturing capacity of the Irving facility against the potential anticipated demand and decided to close the Irving, Texas facility, without conducting any commercial production there. The facility was placed on the market for sale in August 2002. As a result of the decision to close the facility and make it available for sale, we recorded $42.2 million of charges in the third quarter of 2002 consisting of an asset impairment charge of $23.5 million, $13.9 million for terminating contracts with suppliers, employee termination costs of $3.7 million for 272 employees, and a $1.1 million charge related to the repayment of a property tax abatement. Also during the third quarter of 2002, we recorded a $2.6 million reversal of restructuring charges as a result of changes to estimates of termination costs related to headcount reduction charges taken in third quarter of 2001. Actual costs incurred for the reductions of European employees were lower than original estimates, primarily for severance and re-hiring incentives.

          We also recorded an asset impairment and restructuring charge of $2.8 million in the fourth quarter of 2002. This charge related to plans for reorganizing certain programs and a 32-person workforce reduction in Europe.

          The asset impairment and restructuring actions taken in the second, third and fourth quarter of 2002 was expected to result in a reduction of $73 million in depreciation expense, $2 million in manufacturing services, and of $17 million in employee expenses per year. Actual expense reductions were approximately the same as original estimates.

          In December 2003, we re-evaluated the status of our Irving, Texas facility, which we subsequently reclassified as “held-in-use”, and also re-evaluated the related fabrication equipment. Because of significant improvements in market conditions, we decided to utilize much of this equipment in other facilities to meet increasing demand. An asset impairment charge of $27.6 million to write down asset values to the lower of their then fair value or original net book value, was recorded in the fourth quarter of 2003. While this facility was held-for-sale, assets were not in use, and were not depreciated. During 2004, the facility and wafer fabrication equipment was depreciated at rates appropriate for each type of asset. Nearly all of the fabrication equipment was re-deployed to other manufacturing facilities that we own. During the fourth quarter of 2004, the building and related improvements were evaluated for impairment based on management’s estimates which considered an outside appraisal, among other factors, in determining fair market value. No additional impairment adjustment was required. As of December 31, 2004, the building and related improvements had a book value of $58 million.

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

Proceeds from Legal Award

          During the fourth quarter of 2003, we received approximately $38 million from Silicon Storage Technologies, Inc. (“SST”), constituting the $37 million jury award, plus pre- and post-judgment interest, granted in relation to the May 7, 2002 judgment by the District Court for the Northern District of California.

Interest and Other Expenses, Net

          Interest and other expenses, net, decreased by $14 million to $20 million in 2004 compared to $34 million in 2003. As a percentage of net revenues, interest and other expenses, net was 1% in 2004 compared to 3% in 2003. The decrease in interest and other expenses, net is primarily due to decreased interest expense, as we have reduced our outstanding borrowings, as well as lower foreign exchange losses from the remeasurement of assets and liabilities denominated in currencies other than the respective functional currency. Lower foreign exchange loss is partly a result of our use of derivative instruments, beginning in the first quarter of 2004, to manage exposures to foreign currency risk. Interest rates on our outstanding borrowings did not change significantly in 2004 compared to 2003.

          Interest and other expenses, net, increased by $15 million to $34 million in 2003 compared to $19 million in 2002. The increase was due to a combination of gains recognized in 2002, primarily on the repurchase of convertible notes of $15 million and sale of land in San Jose of $3 million. In addition, we had a lower average level of invested funds, lower interest rates received and higher losses realized on foreign exchange transactions. Interest expense decreased by $9 million to $36 million in 2003 from $46 million in 2002 due to a decrease in outstanding borrowings.

Provision for Income Taxes

          We recorded tax expense of $28 million, $14 million and $90 million for the fiscal years ended December 31, 2004, 2003 and 2002, respectively. This resulted in an effective tax rate of 109%, 13% and 16% for 2004, 2003 and 2002, respectively, expressing tax expense as a percentage of the applicable year’s loss in years 2003 and 2002. The difference between the effective tax rates of 2004 and 2003 is partially due to tax expense expressed as a percentage of the respective year’s income (loss) before income taxes.

          The significant components of income tax expense recorded for 2004 are attributed to taxes incurred by our profitable foreign subsidiaries and an increase in tax accruals related to certain U.S. Federal, state and foreign tax liabilities.

          During 2004, we reassessed our intentions regarding repatriation of undistributed earnings from non-U.S. subsidiaries and concluded that we intend to reinvest all undistributed foreign earnings indefinitely in operations outside the U.S. Thus, in 2004, we reversed approximately $11 million of deferred tax liabilities that had been provided in prior years for the potential repatriation of certain undistributed earnings of our foreign subsidiaries.

          During 2004, we recognized $2 million in tax benefits from the release of valuation allowance on a deferred tax asset of a profitable foreign subsidiary for which management believes it is more likely than not that forecasted income, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax asset. In addition, we realigned the legal structure for certain foreign subsidiaries in 2004 that resulted in the recognition of $6 million in tax benefits from the release of a foreign valuation allowance on a deferred tax asset in a profitable foreign jurisdiction that management now believes it is more likely than not that the deferred tax asset is realizable.

          The income tax expense recorded for 2003 resulted primarily from taxes incurred by our profitable foreign subsidiaries. Additionally, we released $6 million of tax reserves related to issues in tax audits that closed during the year.

          The income tax expense recorded for 2002 was primarily due to the increase in the valuation allowance recorded against deferred tax assets during the year. During 2002, we made an assessment of our prior two years of losses and determined that it was more likely than not that the deferred tax assets will not be realized. As a result, substantially all deferred tax assets were reserved, resulting in income tax expense for the year ended December 31, 2002. The income tax expense was partially offset by tax refunds of $60 million expected to be realized in the U.S. and increased further by additional tax liabilities incurred by our profitable foreign subsidiaries.

          At December 31, 2004, we had net operating loss carryforwards in non-U.S. jurisdictions of approximately $419 million. There is no expiration on the use of the majority of these loss carryforwards. We also have U.S. Federal and state net operating loss carryforwards of approximately $251 million and $415 million, respectively, at December 31, 2004. These loss carryforwards expire in different periods from 2006 through 2024. We also have U.S. Federal and state tax credits of approximately $40 million at December 31, 2004, which will expire beginning in 2008.

          In 2004, we settled all issues for the 1994 through 1996 tax years with the Internal Revenue Service (“IRS”) Appeals Division with no material change in tax expense. Our U.S. income tax returns for the years 2000 and 2001 are currently under examination by the IRS. In addition, we have various tax audits in progress in certain U.S. states and foreign jurisdictions. We have provided our best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of these examinations, and examinations of open U.S. Federal, state and foreign tax years. We believe that these potential adjustments primarily relate to U.S. domestic and foreign transfer pricing.

Liquidity and Capital Resources

          At December 31, 2004, we had a total of $405 million of cash and cash equivalents and short-term investments compared to $458 million at December 31, 2003 (including restricted cash balances for 2003). Current ratio, calculated as total current assets divided by total current liabilities, was 1.7 at December 31, 2004, a decrease of 0.1 from 1.8 at December 31, 2003. Despite reporting losses during 2004, 2003, and 2002, we have generated positive cash flow from operating activities, as net losses were impacted by non-cash depreciation and asset impairment charges. We have used this cash generated to reduce our net debt obligations by $48 million to $465 million at December 31, 2004 from $513 million at December 31, 2003. Working capital increased by $30 million to $458 million at December 31, 2004 compared to $428 million at December 31, 2003.

          Operating Activities: Net cash provided by operating activities was $228 million in 2004, compared to $258 million in 2003. We generated strong operating cash flow in spite of incurring losses due primarily to depreciation, and other non-cash charges reflected in the Consolidated Statements of Operations. Accounts receivable increased 6% or $14 million to $229 million at December 31, 2004 from $215 million at December 31, 2003. The average days of accounts receivable outstanding (“DSO”) improved to 51 days at the end of the fourth quarter of 2004 as compared to 52 days at the end of the fourth quarter of 2003. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. We made improvements during 2004 in shipment linearity and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures, this could negatively affect our DSO.

          Inventories increased by $79 million or 29% to $347 million at December 31, 2004 from $268 million at December 31, 2003. Average days of sales in inventory increased to 107 days at December 31, 2004 compared to 90 days at December 31, 2003. Inventories consist of raw wafers, purchased specialty wafers, work in process, and finished units. Inventory increased in 2004 as a result of higher shipment volumes and competitive pressures to reduce delivery lead-time. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, increased shipment levels, higher levels of process complexity, and the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.

          Other current assets increased $38 million to $92 million at December 31, 2004 from $54 million at December 31, 2003 due to an increase in derivative assets and receivables for derivative contracts that were due at December 31, 2004. These increases relate to derivative contracts utilized for hedging purposes, and were driven by the significant change in the Euro exchange rates in the fourth quarter of 2004. In addition, higher receivable balances for VAT were incurred related to increased European purchase activity during the year.

          U.S. Federal income tax refunds were a significant source of cash from operating activities in 2003. These refunds were received as a result of taxable losses applied to income taxes paid in prior years on the annual tax returns.

          Investing Activities: Net cash used for investing activities was $231 million in 2004 compared to $11 million used in 2003. During the year, we made significant investment in advanced manufacturing processes, and related equipment. In 2004, we paid $241 million for new equipment necessary to maintain our competitive position technologically as well as to increase capacity.

          Financing Activities: Net cash used in financing activities decreased to $59 million in 2004 compared to $264 million in 2003. The decrease is primarily due to the repurchase of convertible notes for $135 million that occurred in 2003. Proceeds from equipment financing and other debt totaled $70 million in 2004 compared to $27 million in 2003, and were used primarily for new equipment purchases. We continued to pay down debt, with repayments of principal balances on capital leases and other debt totaling $141 million in 2004 compared to $167 million in 2003.

          We believe that our existing balance of cash, cash equivalents and short term investments, together with cash flow from operations, equipment lease financing, and other short- and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

          Net increase (decrease) in cash and cash equivalents in 2004, 2003 and 2002 included increases of $21 million, $57 million and $36 million, respectively, due to the effect of exchange rate changes on cash balances denominated in foreign currencies. These cash balances were primarily held in certain subsidiaries in Euro denominated accounts and increased in value due to the strengthening of the Euro compared to the U.S. Dollar during these periods.

          During 2005, we expect our operations to generate positive cash flow; however, a significant portion of this cash will be used to repay debt and make capital investments. The amount of cash we use in 2005 will depend largely on the amount of cash generated from our operations. Currently, we expect our 2005 cash payments for capital expenditures to be approximately $190 million. In 2005 and future years, our capacity to make significant capital investments will depend on our ability to generate substantial cash flow from operations and on our ability to obtain adequate financing.

          The following table describes our commitments to settle contractual obligations in cash as of December 31, 2004. (See Note 7 of Notes to Consolidated Financial Statements).

(In thousands)	Payments due by period
Contractual Obligations	Up to 1 year	2-3 years	4-5 years	After 5 years	Total

Notes payable	$25,461	$44,648	$—	$1,282	$71,391
Capital leases	100,922	44,509	10,036	9,827	165,294
Convertible notes (a)	—	213,369	279	—	213,648
Line of credit	15,000	—	—	—	15,000

Subtotal debt obligations	141,383	302,526	10,315	11,109	465,333

Capital purchase commitments	16,454	14,000	14,000	—	44,454
Long-term supplier contract	977	2,068	2,268	5,606	10,919
Operating leases	8,690	13,070	9,152	5,675	36,587
Other long-term obligations	20,713	28,000	24,000	44,668	117,381

Subtotal other commitments	46,834	57,138	49,420	55,949	209,341

Add: interest	8,062	21,519	2,542	838	32,961

Total	$196,279	$381,183	$62,277	$67,896	$707,635

          (a) Zero coupon convertible debt issued in May 2001 is redeemable for cash, at our option, at any time on or after May 23, 2006 in whole or in part at redemption prices equal to the issue price plus accrued original issue discount. At the option of the holders on May 23, 2006, 2011 and 2016, we may be required to redeem the debt at prices equal to the issue price plus accrued original issue discount through date of repurchase. If redeemed at the option of the holder, we may elect to pay the repurchase price in cash, in shares of Common Stock or in any combination of the two (see Note 7 of Notes to Consolidated Financial Statements). We estimate that the redemption value of these notes in May 2006 will be approximately $228 million.

          Other long-term obligations consist principally of future repayments of $95 million of advances from customers, of which $10 million is included in the column for payments due within 1 year, and have been classified as current liabilities (see Note 3 of Notes to Consolidated Financial Statements).

          Approximately $11 million of the debt included in the capital lease obligations, term loans and a $25 million revolving line of credit (with no outstanding borrowing at December 31, 2004) require Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis, and approximately $19 million of the debt obligations have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. A previous requirement to maintain restricted cash of approximately Euro 21 million ($27 million) was renegotiated in March 2004 and eliminated. As a result there is no longer a requirement to maintain a restricted cash balance.

          We were in compliance with all of our debt covenants at the end of 2004. If we need to renegotiate any of these covenants in the future, and the lenders refuse and we are unable to comply with the covenants, then we may immediately be required to repay the loans concerned. In the event we are required to repay these loans ahead of their due dates, we believe that we have the resources to make such repayments, but such payments could adversely impact our liquidity.

          Our ability to service long-term debt in the U.S. or to obtain cash for other needs from our foreign subsidiaries may be structurally impeded. Since a substantial portion of our operations are conducted through our foreign subsidiaries, our cash flow and ability to service debt are partially dependent upon the liquidity and earnings of our subsidiaries as well as the distribution of those earnings, or repayment of loans or other payments of funds by those subsidiaries, to the US parent corporation. These foreign subsidiaries are separate and distinct legal entities and may have limited or no obligation, contingent or otherwise, to pay any amounts to us, whether by dividends, distributions, loans or other payments. However, the US parent corporation owes much of our consolidated long-term debt, including our outstanding issue of convertible notes.

Off Balance Sheet Arrangements

          In the ordinary course of business, we have investments in privately held companies, which may be considered variable interest entities. We have evaluated our investments in these other privately held companies and have determined that there was no material impact on our operating results or financial condition upon our adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“ FIN 46”). Under FIN 46, certain events can require a reassessment of our investments in privately held companies to determine if they are variable interest entities and which of the stakeholders will be the primary beneficiary. As a result of such events, we may be required to make additional disclosures or consolidate these entities. We may be unable to influence these events.

          At December 31, 2004, we had outstanding capital purchase commitments of $44 million.

          During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either our subsidiaries or us. As of December 31, 2004, the maximum potential amount of future payments that we could be required to make under these guarantee agreements is $11 million. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

Recent Accounting Pronouncements

          In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123.This Statement supersedes APB No. 25, which is the basis for our current policy on accounting for stock-based compensation described in Note 1 of Notes to Consolidated Financial Statements. SFAS No. 123R will require companies to recognize as an expense in the Statement of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees. Pro-forma disclosures about the fair value method and the impact on net loss and net loss per share appear in Notes 1 and 13 of Notes to Consolidated Financial Statements. SFAS No. 123R is effective for us as of the beginning of the third quarter of 2005. Under the methods of adoption allowed by the standard, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The fair value of unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the Statement of Operations. Previously reported amounts may be restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS No. 123R amounts in the Statement of Operations.

          We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of Accounting Principles Board Opinion No. 29 (“APB No. 29”). The guidance in APB No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that gains or losses on exchanges of nonmonetary assets may be recognized based on the differences in the fair values of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle which allowed the asset received to be recognized at the book value of the asset surrendered. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for “exchanges of nonmonetary assets that do not have commercial substance”. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement should be applied prospectively, and are effective for us for nonmonetary asset exchanges occurring from the third quarter of 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in our first quarter of 2005. The adoption of this statement is not expected to have a material impact on our Consolidated Financial Statements.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“ARB No. 43, Chapter 4”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for us for inventory costs incurred beginning in 2006. Earlier application is permitted. The provisions of this Statement should be applied prospectively. The adoption of this statement is not expected to have a material impact on our Consolidated Financial Statements.

          In October 2004, the Emerging Issue Task Force (“EITF 04-8”) reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which addressed the issue of when the dilutive effect of contingently convertible debt instruments (“Co-Cos”) should be included in diluted earnings per share. EITF 04-8 addresses the issue of when “Co-Cos” should be included in diluted earnings per share computations, regardless of whether the market price trigger has been met. This consensus is effective for fiscal periods ending after December 15, 2004. The adoption of EITF 04-8 did not have a material effect on our Consolidated Financial Statements.

          At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments” (“EITF 03-01”). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method. The consensus provided for disclosure of amounts of impairment of investments in securities not yet recognized in income effective for fiscal years ending after December 15, 2003. We adopted the disclosure requirements during its quarter ended September 30, 2004. At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FASB Staff Position, 03-01-1, which delays the effective date of the recognition and measurement guidance. We do not believe that this consensus on the recognition and measurement guidance will have a significant impact on our Consolidated Financial Statements.

          In September 2004, the EITF reached a consensus on issue number 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF 04-10”) of reportable operating segments. FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Reportable operating segments are those that meet at least one specified quantitative criteria, such as at least 10% of the enterprise’s revenues, assets, or net income or loss. SFAS No. 131 permits two or more operating segments to be aggregated into a single operating segment if aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and if the segments are similar in each of the other specified key areas including nature of products and services, production processes, type or class of customer, methods used to distribute their products or provide their services, and regulatory environment. The question addressed by EITF 04-10 is how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated. The consensus of EITF 04-10 is that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS 131, the segments have similar economic characteristics, and the segments share a majority of the SFAS No. 131 aggregation criteria. EITF 04-10 was effective for our fiscal year 2004 consolidated financial statements. Adoption of EITF 04-10 did not have an impact on our Consolidated Financial Statements.

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

          In addition, our future success will depend in large part on the resurgence of economic growth generally and of various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics, data networking equipment and military equipment. The semiconductor industry has the ability to supply more products than demand requires. Our successful return to profitability will depend heavily upon a better supply and demand balance within the semiconductor industry.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS.

          The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The semiconductor industry faced severe business conditions with global semiconductor revenues for the industry declining 32% to approximately $139 billion in 2001, compared to revenues in 2000. The semiconductor industry began to turnaround in 2002 with global semiconductor sales increasing modestly by 1% to approximately $141 billion. In 2003, global semiconductor sales increased 18% to $166 billion. Global semiconductor sales in 2004 increased 27% to $211 billion.

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

          As of December 31, 2004, our long term convertible notes and long term debt less current portion was $324 million compared to $358 million at December 31, 2003. Our long-term debt (less current portion) to equity ratio was 0.3 at December 31, 2004 and 2003. Our current debt levels as well as any increase in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

          Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures aggregating $1,951 million in 1999, 2000 and 2001, in large part preparing for expected increases in demand. However, in light of falling demand we have recognized asset impairment charges aggregating $856 million in 2001, 2002, and 2003. We intend to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. Currently, we expect our 2005 capital expenditures to be approximately $190 million. We may seek additional equity or debt financing to fund further enhancement of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

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

          We announced in the third quarter 2001 that we were ceasing high volume production at one of our two wafer fabrication facilities in Colorado Springs, Colorado and at one of our facilities in Europe. In the third quarter of 2002, we reassessed the overall manufacturing capacity of the Irving facility against the potential anticipated demand and decided to close the Irving, Texas facility, without conducting any commercial production there. The facility was placed on the market for sale in August 2002. As a result of the decision to close the facility and make it available for sale, we recorded $42.2 million of charges in the third quarter of 2002 consisting of an asset impairment charge of $23.5 million, $13.9 million for terminating contracts with suppliers, employee termination costs of $3.7 million for 272 employees, and a $1.1 million charge related to the repayment of a property tax abatement.

          In December 2003, we re-evaluated the status of our Irving, Texas facility, which we subsequently reclassified as “held-in-use” and also re-evaluated the related fabrication equipment. Because of significant improvements in market conditions, we decided to utilize much of this equipment in other facilities to meet increasing demand. An asset impairment charge of $27.6 million to write down asset values to the lower of their then fair value or original net book value, prior to holding these assets for sale less depreciation relating to the period the assets were held for sale, was recorded in the fourth quarter of 2003. While this facility was held-for-sale, assets were not in use, and were not depreciated. During 2004, the facility and wafer fabrication equipment were depreciated at rates appropriate for each type of asset. Nearly all of the fabrication equipment was re-deployed to other manufacturing facilities that we own. During the fourth quarter of 2004, the building and related improvements were evaluated for impairment based on management’s estimates which considered an outside appraisal, among other factors, in determining fair market value. No additional impairment adjustment was required. As of December 31, 2004, the building and related improvements had a book value of $58 million.

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

          In light of losses incurred from 2001 through 2004, we may not be able to obtain from external sources the additional financing necessary to fund the expansion of our manufacturing facilities or the implementation of new manufacturing technologies.

IF WE ARE UNABLE TO EFFECTIVELY UTILIZE OUR WAFER MANUFACTURING CAPACITY AND FAIL TO ACHIEVE ACCEPTABLE MANUFACTURING YIELDS, OUR BUSINESS WOULD BE HARMED.

          Whether demand for semiconductors is rising or falling, we are constantly required by competitive pressures in the industry to successfully implement new manufacturing technologies in order to reduce the geometries of our semiconductors and produce more integrated circuits per wafer. We are developing processes that support effective feature sizes as small as 0.13-microns, and we are studying how to implement advanced manufacturing processes with even smaller feature sizes such as 0.09-microns.

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

          We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Freescale, Fujitsu, Hitachi, IBM, Infineon, Intel, LSI Logic, Microchip, Phillips, Samsung, Sharp, STMicroelectronics, Texas Instruments and Toshiba. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced new products we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last three years, we have experienced significant price competition in several business segments, especially in our nonvolatile memory segment for EPROM, Serial EEPROM, and Flash memory products, as well as in our commodity microcontrollers. We expect continuing competitive pressures in our markets from existing competitors and new entrants, new technology and cyclical demand, which, among other factors, will likely maintain the recent trend of declining average selling prices for our products.

          In addition to the factors described above, our ability to compete successfully depends on a number of factors, including the following:

•	our success in designing and manufacturing new products that implement new technologies and processes

•	our ability to offer integrated solutions using our advanced nonvolatile memory process with other technologies

•	the rate at which customers incorporate our products into their systems

•	product introductions by our competitors

•	the number and nature of our competitors in a given market

•	the incumbency of our competitors at potential new customers, and

•	general market and economic conditions.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.

          Sales to customers outside North America accounted for approximately 83%, 82% and 78% of net revenues in 2004, 2003 and 2002. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:

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

          Approximately 73%, 72% and 75% of our net revenues in 2004, 2003 and 2002 were denominated in U.S. dollars. In 1998, business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. Approximately 48%, 49% and 43% of net revenues were generated in Asia in 2004, 2003 and 2002.

REVENUE DENOMINATED IN FOREIGN CURRENCIES COULD DECLINE IF THESE CURRENCIES WEAKEN AGAINST THE DOLLAR, AND WE MAY NOT BE ABLE TO ADEQUATELY HEDGE AGAINST THIS RISK.

          When we take an order denominated in a foreign currency we may receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenues, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, a negative impact on revenues can be partially offset by a positive impact on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in European currencies and yen as a percentage of net revenues were 25% and 1% in 2004, 26% and 2% in 2003 and 22% and 3% in 2002, respectively. We also face the risk that our accounts receivable denominated in foreign currencies could be devalued if such foreign currencies weaken quickly and significantly against the dollar.

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES THAT COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS AND CASH FLOWS.

          Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Our primary exposures relates to operating expenses in Europe, where a significant amount of our manufacturing is located.

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

          We have in the past been involved in intellectual property infringement lawsuits, which harmed our operating results and are currently involved in intellectual property infringement lawsuits, which may harm our future operating results. Although we intend to vigorously defend against any such lawsuits, we may not prevail given the complex technical issues and inherent uncertainties in patent and intellectual property litigation. Moreover, the cost of defending against such litigation, in terms of management time and attention, legal fees and product delays, could be substantial, whatever the outcome. If any patent or other intellectual property claims against us are successful, we may be prohibited from using the technologies subject to these claims, and if we are unable to obtain a license on acceptable terms, license a substitute technology, or design new technology to avoid infringement, our business and operating results may be significantly harmed.

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

A LACK OF EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING COULD RESULT IN AN INABILITY TO ACCURATELY REPORT OUR FINANCIAL RESULTS, WHICH COULD LEAD TO A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

     Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, in connection with our management’s evaluation of our internal control over financial reporting as of December 31, 2004, management identified two control deficiencies that constitute material weaknesses. As more fully described in Item 9A of this Annual Report on Form 10-K, as of December 31, 2004, our management concluded that we did not maintain effective controls over:

•	The accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Our control procedures did not include adequate review over the completeness and accuracy of income tax accounts to ensure compliance with GAAP; and

•	The accounting for inventory reserves and cost of revenues. We did not consistently apply GAAP, as the local review of inventory reserves at two of our sites did not identify that certain inventory reserves had been released without the related inventory being sold or disposed of, and there was no review performed at the corporate level to detect inappropriate releases of inventory reserves.

     Atmel’s management determined that these control deficiencies could result in a misstatement of income taxes payable, deferred income tax assets and liabilities or the related income tax provision, or inventory and cost of revenues, that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute material weaknesses. The above deficiencies resulted in audit adjustments to the financial statements for the fourth quarter of 2004. As a result of the material weaknesses identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2004. See Item 9A of this Annual Report on Form 10-K.

     A failure to implement and maintain effective internal control over financial reporting, including a failure to implement corrective actions to address the control deficiencies identified above, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

ACCOUNTING FOR EMPLOYEE STOCK OPTIONS USING THE FAIR VALUE METHOD COULD SIGNIFICANTLY REDUCE OUR NET INCOME.

           In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123.This Statement supersedes APB No. 25, which is the basis for our current policy on accounting for stock-based compensation described in Note 1 of Notes to Consolidated Financial Statements. SFAS No. 123R will require companies to recognize as an expense in the Statement of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees. Pro-forma disclosures about the fair value method and the impact on net loss and net loss per share appear in Notes 1 and 12 of Notes to Consolidated Financial Statements. SFAS No. 123R is effective for us as of the beginning of the third quarter of 2005. Under the methods of adoption allowed by the standard, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The fair value of unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the Statement of Operations. Previously reported amounts may be restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS No. 123R amounts in the Statement of Operations.

           When we are required to record an expense for our stock-based compensation plans using the fair value method as described in the SFAS No. 123R, we could have significant and ongoing accounting charges, which will have an adverse effect on our results from operations.

OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY IMPACT OUR CASH POSITION AND OPERATING CAPITAL.

          We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Long term pension benefits payable totaled $42 million and $34 million at December 31, 2004 and 2003, respectively. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits to be paid for 2005 is expected to be approximately $1.0 million. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available for sale, and consequently record them on the balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or Statement of Operations through December 31, 2005. In addition, some of our borrowings are at floating rates, so this would act as a natural hedge.

          We have short-term debt, long-term debt, capital leases and convertible notes totaling approximately $465 million at December 31, 2004. Approximately $323 million of these borrowings have fixed interest rates. We have approximately $142 million of floating interest rate debt, of which $76 million is Euro denominated. We do not hedge against this interest rate risk and could be negatively affected should either of these rates increase significantly. A hypothetical 100 basis point increase in interest rates would have had a $1.1 million adverse impact on income before taxes on our Consolidated Statements of Operations for 2004. While there can be no assurance that both of these rates will remain at current levels, we believe that any rate increase will not cause significant negative impact to our operations and to our financial position.

          The following table summarizes our variable-rate debt exposed to interest rate risk as of December 31, 2004. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

							Total
							Variable-rate
							Debt
							Outstanding at
	Payments due by year						December 31,
	2005	2006	2007	2008	2009	Thereafter	2004
30 day USD LIBOR weighted average interest rate basis (1) Capital Leases	$11,889	$5,207	$3,333	—	—	—	$20,429

Total of 30 day USD LIBOR rate debt	$11,889	$5,207	$3,333	—	—	—	$20,429

90 day USD LIBOR weighted average interest rate basis (1) Capital Leases	$2,992	$1,496	—	—	—	—	$4,488

Total of 90 day USD LIBOR rate debt	$2,992	$1,496	—	—	—	—	$4,488

90 day EURIBOR weighted average interest rate basis (1) Capital Leases	$26,546	$5,906	$4,368	$4,368	$4,368	$9,827	$55,383

Total of 90 day EURIBOR rate debt	$26,546	$5,906	$4,368	$4,368	$4,368	$9,827	$55,383

30/60/90 day EURIBOR interest rate basis (1) Senior Secured Term Loan Due 2007	$6,800	$6,800	$6,800	—	—	—	$20,400

Total of 30/60/90 day EURIBOR debt rate	$6,800	$6,800	$6,800	—	—	—	$20,400

2-year USD LIBOR interest rate basis (1) (2)	$14,039	$14,736	$12,836	—	—	—	$41,611

Total of 2-year USD LIBOR rate debt	$14,039	$14,736	$12,836	—	—	—	$41,611

Total variable-rate debt	$62,266	$34,145	$27,337	$4,368	$4,368	$9,827	$142,311

(1)	Actual interest rates include a spread over the basis amount.

(2)	Rate is fixed over three-year term.

          The following table presents the hypothetical changes in interest expense, for the twelve-month period ended December 31, 2004 related to our outstanding borrowings, that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS (in thousands).

          For the twelve month period ended December 31, 2004:

Interest
	Interest expense given an interest rate			expense with	Interest expense given an interest rate
	decrease by X basis points			no change in	increase by X basis points
	150 BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS

Interest Expense	$25,340	$25,887	$26,433	$26,979	$27,525	$28,072	$28,618

          The following table presents the hypothetical changes in interest expense, related to our outstanding borrowings, for the fourth quarter of 2004 that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 BPS, 100 BPS and 150 BPS, for the three month period ended December 31, 2004 (in thousands):

Interest
	Interest expense given an interest rate			expense with	Interest expense given an interest rate
	decrease by X basis points			no change in	increase by X basis points
	150 BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS

Interest Expense	$4,655	$5,202	$5,748	$6,294	$6,840	$7,387	$7,933

          The following table presents the hypothetical changes in fair value in our outstanding convertible notes at December 31, 2004 that is sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 BPS, 100 BPS and 150 BPS over a twelve-month time horizon. The base value represents the fair market value of the notes (in thousands):

	Valuation of borrowing given				Valuation of borrowing given
	an interest rate decrease of			Valuation with	an interest rate increase of
	X basis points			no change in	X basis points
	150 BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS

Convertible notes	$214,176	$213,112	$212,053	$211,000	$209,953	$208,911	$207,875

Market Risk Sensitive Instruments

          During 2004, we began to use foreign currency forward exchange contracts to help mitigate the risk to earnings and cash flows associated with currency exchange rate fluctuations. We do not use other derivative financial instruments in our operations. The fair value of outstanding derivative instruments and the fair value that would be expected after a ten percent adverse price change are shown in the table below (in thousands):

		Fair Value after
	Fair Value	10% adverse Price Change
Cash Flow Contracts, (Euro Based)	$121,883	$134,072

Fair Value Contracts, (Euro Based)	$138,168	$151,984

          We recognize derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. Our objective in holding derivatives is to minimize the volatility of earnings and cash flows associated with changes in foreign currency rates. We do not enter into foreign exchange forward contracts for trading purposes. Any change in fair value due to adverse exchange rate changes will be equally offset by the underlying exposure in either balance sheet translation or cash flows from operations that were the basis for the derivative contract. Therefore, adverse changes in the fair value of derivative contracts will not necessarily result in an adverse impact to our consolidated balance sheet or consolidated statement of operations.

          See Note 1 of Notes to Consolidated Financial Statements for more information concerning our accounting policy on derivative instruments.

Foreign Currency Risk

          When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. In 2004, the impact of the change in foreign currency resulted in net loss being $49 million greater than if exchange rates remained the same as the average exchange rates in effect during 2003 (as discussed in the overview section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign denominated transactions that occurred in 2004 were recorded using the average 2003 foreign currency rates. Sales denominated in foreign currencies were 27%, 28% and 25% in 2004, 2003 and 2002, respectively. Sales denominated in Euros were 25%, 26% and 22% in 2004, 2003 and 2002 respectively. Sales denominated in yen were 1%, 2% and 3% in 2004, 2003 and 2002 respectively. Costs denominated in foreign currencies, primarily the Euro, were approximately 59% in 2004 and 53% in 2003 and 2002.

          For comparison purposes, the average annual exchange rates in effect during 2004, 2003 and 2002 for the Euro were 1.25, 1.12 and 0.95 Dollars per Euro, respectively.

          We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 30% and 36% of our accounts receivable are denominated in foreign currency as of December 31, 2004 and 2003, respectively.

          We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 56% and 53% of our accounts payable were denominated in foreign currency as of December 31, 2004 and 2003, respectively. Approximately 32% and 39% of our debt obligations were denominated in foreign currency as of December 31, 2004 and 2003, respectively.

          We conduct business on a global basis in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. We use derivative instruments to manage exposures to foreign currency risk. Our objective in holding derivatives is to minimize the volatility of earnings and cash flows associated with changes in foreign currency rates. See Note 1 of Notes to Consolidated Financial Statements for more information concerning our accounting policy on derivative instruments.

          We recognize derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the designation at inception. We do not enter into foreign exchange forward contracts for trading purposes.

          Gains and losses on contracts intended to offset foreign exchange gains or losses from the revaluation of current assets and liabilities, including intercompany balances, denominated in currencies other than the functional currency are included in interest and other expenses, net, in the Consolidated Statements of Operations. Our foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. As of December 31, 2004, the notional value of forward contracts outstanding was 102 million Euro or a fair value of $138 million.

          We periodically hedge forecasted transactions related to certain foreign currency operating expenses anticipated to occur within twelve months, primarily for European manufacturing subsidiaries, with forward contracts. These transactions are designated as cash flow hedges under SFAS No. 133. As of December 31, 2004, the effective portion of the derivative’s gain, reported as a component of accumulated other comprehensive income, was $4.0 million. This amount will be reclassified into cost of revenues when the related expenses are recognized. For the year ended December 31, 2004, the effective portion of the derivative’s gain that was reclassified into cost of revenues was $0.2 million. The ineffective portion of the gain or loss, if any, is reported in interest and other expense immediately. For the year ended December 31, 2004, gains or losses recognized in earnings for hedge ineffectiveness and the time value excluded from effectiveness testing were not material. As of December 31, 2004, outstanding cash flow hedges, which have maturities of up to three months, had a notional value of 90 million Euro or a fair value of $122 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Atmel Corporation

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004	47

Consolidated Balance Sheets as of December 31, 2004 and 2003	48

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004	49

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2004	50

Notes to Consolidated Financial Statements.	51

Report of Independent Registered Public Accounting Firm	79

Financial Statement Schedules

The following Financial Statement Schedules for the years ended December 31, 2004, 2003 and 2002 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto:

Schedule II Valuation and Qualifying Accounts	82

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

Supplementary Financial Data

Selected Quarterly Financial Data (unaudited) for the two years ended December 31, 2004	83

Atmel Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,

(In thousands, except per share data)	2004	2003	2002
Net revenues	$1,649,722	$1,330,635	$1,193,814
Operating expenses
Cost of revenues	1,181,746	1,024,399	962,869
Research and development	247,447	247,636	253,163
Selling, general and administrative	174,598	138,804	126,682
Asset impairment and restructuring charges	—	27,272	383,801

Total operating expenses	1,603,791	1,438,111	1,726,515

Income (loss) from operations	45,931	(107,476)	(532,701)
Proceeds from legal award	—	37,850	—
Interest and other expenses, net	(20,234)	(34,425)	(18,866)

Income (loss) before income taxes	25,697	(104,051)	(551,567)
Provision for income taxes	(28,131)	(13,945)	(90,229)

Net loss	$(2,434)	$(117,996)	$(641,796)

Basic and diluted net loss per share	$(0.01)	$(0.25)	$(1.37)
Shares used in basic and diluted net loss per share calculations	476,063	469,869	466,949

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$346,350	$385,887
Short-term investments	58,858	45,167
Accounts receivable, net of receivable reserves of $10,043 in 2004 and $16,411 in 2003	228,544	215,303
Inventories	346,589	268,074
Other current assets	91,588	54,198

Total current assets	1,071,929	968,629
Fixed assets, net	1,204,852	1,121,367
Intangible and other assets	46,742	37,859
Cash — restricted	—	26,835

Total assets	$2,323,523	$2,154,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$141,383	$155,299
Trade accounts payable	245,240	144,476
Accrued and other liabilities	208,942	221,516
Deferred income on shipments to distributors	18,124	19,160

Total current liabilities	613,689	540,451
Long-term debt less current portion	110,302	154,182
Convertible notes	213,648	203,849
Other long-term liabilities	274,288	238,091

Total liabilities	1,211,927	1,136,573

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 477,926 at December 31, 2004 and 473,047 at December 31, 2003;	478	473
Additional paid-in capital	1,281,235	1,269,071
Accumulated other comprehensive income	289,009	205,265
Accumulated deficit	(459,126)	(456,692)

Total stockholders’ equity	1,111,596	1,018,117

Total liabilities and stockholders’ equity	$2,323,523	$2,154,690

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2004	2003	2002
Cash from operating activities
Net loss	$(2,434)	$(117,996)	$(641,796)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	298,426	275,968	252,523
Asset impairment and restructuring charge	—	27,272	365,719
Deferred taxes	(21,891)	(135)	142,067
Unrealized gains on derivative contracts	(3,479)	—	—
Tax benefit of stock option purchases	—	—	4,408
Gain on sales of fixed assets	(664)	(246)	(3,927)
Provision for (recovery of) doubtful accounts receivable	(4,889)	(1,219)	2,526
Accrued interest on zero coupon convertible debt	9,800	11,266	17,365
Accrued interest on other long term debt	2,094	3,983	1,065
Gain on repurchase of convertible notes	—	—	(14,751)
Stock-based compensation expense	—	3,033	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(8,149)	(18,869)	87
Inventories	(70,456)	22,511	36,147
Current and other assets	(29,603)	(1,362)	11,900
Trade accounts payable	39,241	43,004	12,115
Accrued and other liabilities	8,266	(56,038)	(20,603)
Income tax payable	13,207	68,276	34,698
Deferred income on shipments to distributors	(1,033)	(1,690)	(3,639)

Net cash provided by operating activities	228,436	257,758	195,904

Cash from investing activities
Acquisition of fixed assets	(241,428)	(64,422)	(104,208)
Sales of fixed assets	4,558	4,029	22,077
Payments for intangible assets	(8,150)	—	—
(Increase) decrease in restricted cash	26,835	(4,708)	(22,127)
Purchase of investments	(53,834)	(52,858)	(59,916)
Sale or maturity of investments	41,283	107,237	215,913

Net cash provided (used in) by investing activities	(230,736)	(10,722)	51,739

Cash from financing activities
Proceeds from equipment financing and other debt	70,000	27,478	5,704
Principal payments on capital leases and other debt	(140,716)	(166,767)	(256,689)
Repurchase of convertible notes	—	(134,640)	(21,798)
Repurchase and retirement of common stock	—	—	(8,468)
Issuance of common stock	12,133	9,610	10,934

Net cash used in financing activities	(58,583)	(264,319)	(270,317)

Effect of exchange rate changes on cash and cash equivalents	21,346	56,799	35,914

Net increase (decrease) in cash and cash equivalents	(39,537)	39,516	13,240

Cash and cash equivalents at beginning of year	385,887	346,371	333,131

Cash and cash equivalents at end of year	$346,350	$385,887	$346,371

Supplemental cash flow disclosures:
Interest paid	$17,273	$25,472	$28,636
Income taxes paid (refunded), net	39,210	(51,553)	(79,847)
Issuance of common stock in exchange for intangible assets	—	5,090	—
Fixed asset purchases in accounts payable	81,918	15,967	10,829
Fixed assets acquired under capital leases	7,073	—	25,849

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Common Stock			Retained	Accumulated
			Additional	Earnings	other
		Par	paid-in	(Accumulated	comprehensive
(In thousands)	Shares	value	capital	deficit)	income (loss)	Total
Balances December 31, 2001	466,059	$466	$1,245,399	$303,100	$(62,438)	$1,486,527
Sales of stock
Exercise of options	1,331	1	2,830	—	—	2,831
Employee stock purchase plan	2,619	3	8,100	—	—	8,103
Repurchase and retirement of shares	(4,379)	(4)	(8,464)	—	—	(8,468)
Tax benefit from exercise of options	—	—	4,408	—	—	4,408

Other comprehensive income
Unrealized losses on investments					(3,348)	(3,348)
Foreign currency translation adjustments					120,886	120,886
Net loss				(641,796)		(641,796)

Comprehensive income (loss)				(641,796)	117,538	(524,258)

Balances December 31, 2002	465,630	466	1,252,273	(338,696)	55,100	969,143

Sales of stock
Exercise of options	1,403	1	2,537			2,538
Employee stock purchase plan	5,014	5	7,067			7,072
Adjustment to tax benefit from exercise of options			(928)			(928)
Issuance of common stock in exchange for intangible assets	1,000	1	5,089			5,090
Stock-based compensation expense			3,033			3,033

Other comprehensive income
Unrealized losses on investments					(669)	(669)
Foreign currency translation adjustments					150,834	150,834
Net loss				(117,996)		(117,996)

Comprehensive income (loss)				(117,996)	150,165	32,169

Balances December 31, 2003	473,047	473	1,269,071	(456,692)	205,265	1,018,117

Sales of stock
Exercise of options	1,973	2	4,193			4,195
Employee stock purchase plan	2,906	3	7,971			7,974

Other comprehensive income
Unrealized losses on investments					(9)	(9)
Unrealized gains on derivatives					3,918	3,918
Foreign currency translation adjustments					79,835	79,835
Net loss				(2,434)		(2,434)

Comprehensive income (loss)				(2,434)	83,744	81,310

Balances December 31, 2004	477,926	$478	$1,281,235	$(459,126)	$289,009	$1,111,596

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, employee data, and where otherwise indicated)

Note 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

          Atmel Corporation designs, develops, manufactures and markets a broad range of high-performance nonvolatile memory and logic integrated circuits using its proprietary complementary metal-oxide semiconductor (“CMOS”) technologies. Atmel’s products are used in a broad range of applications in the telecommunications, computing, networking, consumer and automotive electronics and other markets. Atmel’s customers comprise a diverse group of U.S. and non-U.S. original equipment manufacturers (“OEMs”) and distributors.

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

Fair Value of Financial Instruments

          For certain of Atmel’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other assets and current liabilities, the carrying amounts approximate their fair short term investments value due to the relatively short maturity of these items. Investments in debt securities are carried at fair value based on quoted market prices. At December 31, 2004, the estimated fair value of the convertible notes was approximately $211,000, as compared to book value of $213,648. The estimated fair value has been determined by the Company using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that Atmel could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Cash and Investments

          Investments with an original or remaining maturity of 90 days or less, as of the date of purchase, are considered cash equivalents, and consist of highly liquid money market instruments.

          Atmel maintains its cash balances at a variety of financial institutions and has not experienced any material losses relating to such instruments. Atmel invests its excess cash in accordance with its investment policy that has been reviewed and approved by the Board of Directors.

Accounts Receivable

          An allowance for doubtful accounts is calculated based on the aging of Atmel’s accounts receivable, historical experience, and management judgment. Atmel writes off accounts receivable against the allowance when Atmel determines a balance is uncollectible and no longer actively pursues collection of the receivable.

Inventories

          Inventories are stated at the lower of cost or market value. Cost approximates actual cost, (determined on a first-in, first-out basis for raw materials and purchased parts, and an average cost basis for work in progress and finished goods). Inventory balances by category are comprised of the following:

December 31,	2004	2003

Raw materials and purchased parts	$18,006	$11,103
Work in progress	246,717	191,886
Finished goods	81,866	65,085

Inventory	$346,589	$268,074

Fixed Assets

          Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	10 to 20 years
Machinery equipment and software	2 to 5 years
Furniture and fixtures	5 years

          Maintenance, repairs and minor upgrades are expensed as incurred.

Investments in Privately-Held Companies

          Investments in privately held companies are accounted for at historical cost or, if Atmel has significant influence over the investee, using the equity method of accounting. Atmel’s proportionate share of income or losses from investments accounted for under the equity method, and any gain or loss on disposal, are recorded in interest and other expenses, net. Investments in privately held companies are included in intangible and other assets.

Revenue Recognition

          The Company sells its products to OEM’s and distributors and recognizes revenue when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Reserves for sales returns and allowances are estimated and provided at the time of shipment.

          For sales to certain distributors (primarily based in the United States) with agreements allowing for price protection and product returns, the Company recognizes revenue at the time the distributor sells the product to its end customer. Revenue is not recognized upon shipment since, due to price protection rights, the sales price is not substantially fixed or determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is recognized when the distributor sells the product to an end-user, at which time the sales price becomes fixed. At the time of shipment to these distributors, the Company records a trade receivable for the selling price since there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and records the gross margin in “Deferred income on shipments to distributors” on the Consolidated Balance Sheets. Deferred income represents the gross margin on the sale to the distributor; however, the amount of gross margin recognized by the Company in future periods could be less than the deferred margin as a result of price protection concessions related to market pricing conditions. The Company does not reduce deferred margin by estimated price protection; instead, such price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. Sales to certain other primarily non-U.S. based distributors carry either no or very limited rights of return. The Company has historically been able to estimate returns and other credits from these distributors and accordingly has historically recognized revenue from sales to these distributors upon shipment, with a related allowance for potential returns established at the time of sale.

Grant Recognition

          Atmel receives grants from certain government authorities for expanding operations or performing research related technical services. Grants are recognized as receivable upon achievement of milestones for billing. Grants are amortized as a reduction of expenses over the period the related obligations are fulfilled.

Advertising Costs

          Atmel expenses all advertising costs as incurred. Advertising costs were not significant in 2004, 2003 and 2002.

Foreign Currency Translation

          Most of Atmel’s major international subsidiaries use their local currencies as their respective functional currencies. Financial statements of these foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period. The effect of translating the accounts of these foreign subsidiaries into U.S. dollars has been included in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) as a cumulative foreign currency translation adjustment. Gains and losses from remeasurement of assets and liabilities denominated in currencies other than the respective functional currencies are included in the Consolidated Statements of Operations. Losses due to foreign currency remeasurement included in interest and other expenses, net for the years ended December 31, 2004, 2003 and 2002 were ($2,128), ($7,312) and ($3,135), respectively.

Stock-based Compensation

          Atmel accounts for stock-based compensation, including stock options granted and shares issued under the Employee Stock Purchase Plan, using the intrinsic value method prescribed in Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Compensation cost for stock options is recognized ratably over the vesting period. Atmel’s policy is to grant options with an exercise price equal to the quoted market price of its common stock on the grant date. Accordingly, no compensation cost has been recognized for employee stock options granted for the years’ ended December 31, 2004, 2003 and 2002.

          If compensation cost for the Company’s stock option and stock purchase plans had been determined based on the fair value method consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, (“SFAS No. 123”) as amended by SFAS No. 148, “Accounts for Stock-Based Compensation-Transition and Disclosure, (“SFAS No. 148”), Atmel’s net loss and net loss per share for the years ended December 31, 2004, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

	2004	2003	2002

Net loss-as reported	$(2,434)	$(117,996)	$(641,796)
Add: employee stock-based compensation expense included in net loss-as reported	—	3,033	—
Deduct: employee stock-based compensation expense based on fair value, net of tax effects	(20,383)	(17,200)	(22,619)

Net loss-pro forma	$(22,817)	$(132,163)	$(664,415)

Basic and diluted net loss per share-as reported	$(0.01)	$(0.25)	$(1.37)
Basic and diluted net loss per share-pro forma	$(0.05)	$(0.28)	$(1.42)

          See Note 12 for a summary of the assumptions used to estimate the fair value of equity instruments granted to employees.

Certain Risks and Concentrations

          Atmel sells its products primarily to OEMs and distributors in North America, Europe and Asia, generally without requiring any collateral. Atmel performs ongoing credit evaluations and maintains adequate allowances for potential credit losses. No customer represented more than ten percent of accounts receivable as of December 31, 2004 and 2003 or net revenues for the years ended December 31, 2004, 2003 and 2002.

          The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing process technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. As a result, Atmel may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors. Atmel believes that its existing sources of liquidity, including its cash, cash equivalents and investments, will be adequate to support its operating and capital investment activities for the next twelve months.

          Additionally, the Company relies on a limited number of contract manufacturers to provide assembly services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

Income Taxes

          Atmel’s provision for income tax is comprised of its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more likely than not to be recoverable against future taxable income. No U.S. taxes are provided on earnings of non-U.S. subsidiaries, to the extent such earnings are deemed to be permanently invested.

          Atmel’s income tax calculations are based on application of the respective U.S. Federal, state or foreign tax law. The Company’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense.

Long-Lived Assets

          Atmel periodically evaluates the recoverability of its long-lived assets. Factors which could trigger an impairment review include the following: (i) significant negative industry or economic trends, (ii) exiting an activity in conjunction with a restructuring of operations, (iii) current, historical or projected losses that demonstrated continuing losses associated with an asset, (iv) significant decline in the Company’s market capitalization for an extended period of time relative to net book value. When Atmel determines that there is an indicator that the carrying value of long life assets may not be recoverable, the assessment of possible impairment is based on Atmel’s ability to recover the carrying value of the asset from the expected future undiscounted pre-tax cash flows of the related operations. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, and the fair values of certain assets based on appraisals and industry trends. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. The evaluation is performed at the lowest levels for which there are identifiable, independent cash flows.

          Costs that the Company incurs to acquire completed product and process technology are capitalized and amortized on a straight-line basis over two to five years. Capitalized product and process technology costs are amortized over the shorter of the estimated useful life of the technology or the term of the technology agreement.

Derivative Instruments

          Atmel uses financial instruments, such as forward exchange contracts, to hedge existing and anticipated foreign currency denominated transactions expected to occur within twelve months. The purpose of Atmel’s foreign currency hedging program is to reduce the risk from exchange rate fluctuations on certain forecasted transactions and foreign currency assets and liabilities. Financial Accounting Standards Board (“FASB”) SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments.

          The Company recognizes derivative instruments as either assets or liabilities in the Consolidated Balance Sheet and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

          For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss, if any, is reported in earnings immediately. To obtain SFAS No. 133 hedge accounting treatment on anticipated transactions, specific cash flow hedge criteria must be met, requiring the Company to formally document, designate, and assess the effectiveness of transactions.

          For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in interest and other expenses, net in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged.

          The effect of exchange rate changes on forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. Atmel believes these financial instruments do not subject it to speculative risk that would otherwise result from changes in currency exchange rates. Atmel’s hedging policy prohibits use of derivative financial instruments for speculative or trading purposes.

Net Loss Per Share

          Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options and convertible securities for all periods.

Product Warranties

          The Company warrants finished goods against defects in material and workmanship under normal use and service typically for periods of 90 days to one year. A liability for estimated future costs under product warranties is recorded when products are shipped.

Research and Development and Software Development Costs

          Costs incurred in the research and development of Atmel’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility and capitalized thereafter until the product is available for general release to customers. No software development costs were capitalized during the years ended December 31, 2004, 2003 and 2002 since costs incurred subsequent to establishment of technological feasibility were not material.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123. This Statement supersedes APB No. 25, which is the basis for the Company’s current policy on accounting for stock-based compensation. SFAS No. 123R will require companies to recognize as an expense in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.

SFAS No. 123R is effective for the Company as of the beginning of the third quarter of 2005. Under the methods of adoption allowed by the standard, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The fair value of unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that compensation amounts must be recognized in the Statement of Operations. Previously reported amounts may be restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS No. 123R amounts in the Statement of Operations. Pro-forma disclosures about the fair value method and the impact on net loss and net loss per share appear in Notes 1 and 12 to the Consolidated Financial Statements. Atmel is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact its consolidated results of operations and earnings per share.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of Accounting Principles Board Opinion No. 29 (“APB No. 29”). The guidance in APB No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that gains or losses on exchanges of nonmonetary assets may be recognized based on the differences in the fair values of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle which allowed the asset received to be recognized at the book value of the asset surrendered. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for “exchanges of nonmonetary assets that do not have commercial substance”. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement should be applied prospectively, and are effective for the Company for nonmonetary asset exchanges occurring from the third quarter of 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in the Company’s first quarter of 2005. The adoption of this statement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“ARB No. 43, Chapter 4”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for the Company for inventory costs incurred beginning in 2006. Earlier application is permitted. The provisions of this Statement should be applied prospectively. The adoption of this statement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

          In October 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” (“EITF 04-8”) which addressed the issue of when the dilutive effect of contingently convertible debt instruments (“Co-Cos”) should be included in diluted earnings per share computations, regardless of whether the market price trigger has been met. This consensus is effective for fiscal periods ending after December 15, 2004. The adoption of EITF 04-8 did not have a material effect on the Company’s Consolidated Financial Statements.

          At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments” (“EITF 03-01”). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method. The consensus provided for disclosure of amounts of impairment of investments in securities not yet recognized in income effective for fiscal years ending after December 15, 2003. The Company adopted the disclosure requirements during its quarter ended September 30, 2004. At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FASB Staff Position 03-01-1, which delays the effective date of the recognition and measurement guidance. The Company does not believe that this consensus on the recognition and measurement guidance will have a significant impact on its Consolidated Financial Statements.

          In September 2004, the EITF reached a consensus on issue number 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF 04-10”) of reportable operating segments. FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Reportable operating segments are those that meet at least one specified quantitative criteria, such as at least 10% of the enterprise’s revenues, assets, or net income or loss. SFAS No. 131 permits two or more operating segments to be aggregated into a single operating segment if aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and if the segments are similar in each of the other specified key areas including nature of products and services, production processes, type or class of customer, methods used to distribute their products or provide their services, and regulatory environment. The question addressed by EITF 04-10 is how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated. The consensus of EITF 04-10 is that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS 131, the segments have similar economic characteristics, and the segments share a majority of the SFAS No. 131 aggregation criteria. EITF 4-10 was effective for the Company’s fiscal year 2004 financial statements. Adoption of EITF 04-10 did not have an impact on the Company’s Consolidated Financial Statements.

Reclassifications

          Certain reclassifications have been made to prior years amounts to conform to the 2004 presentations. These reclassifications did not change the previously reported net loss or the total assets of Atmel.

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

Note 3

BALANCE SHEET DETAIL

          Other current assets consist of the following:

December 31,	2004	2003

VAT receivable	$39,030	$26,616
Deferred income tax asset	7,447	5,852
Grants receivable	9,709	6,027
Derivative asset	7,397	—
Other	28,005	15,703

Total	$91,588	$54,198

          Intangible and other assets consist of the following:

December 31,	2004	2003

Intangible Assets, net	$24,143	$33,384
Investment in privately held companies	6,416	4,475
Deferred income tax asset, net of current portion	12,548	—
Other	3,635	—

Total	$46,742	$37,859

          Accrued and other liabilities consist of the following:

December 31,	2004	2003

Advance payments from customers	$10,000	$9,762
Income tax payable	8,176	39,886
Accrued salaries and benefits	80,215	62,917
Deferred grants, current	21,413	22,414
Warranty reserves and accrued returns, royalties and licenses	26,855	26,782
Restructuring accrual	1,072	997
Accrued expenses and other	61,211	58,758

Total	$208,942	$221,516

          Other long-term liabilities consist of the following:

December 31,	2004	2003

Advance payments from customers	$84,668	$94,668
Income tax payable, net of current portion	107,849	60,950
Deferred income tax liability	—	7,748
Accrued pension liability	42,278	34,265
Long term technology license payable	10,575	15,051
Restructuring accrual	9,847	10,735
Other	19,071	14,674

Total	$274,288	$238,091

          As of December 31, 2004, Atmel had received $94,668 in customer advances, of which $10,000 is recorded in accrued and other liabilities and $84,668 in other long-term liabilities. The customer advances relate to financings and supply agreements into which Atmel entered with a specific customer in 2000. The supply agreements call for the Company to make available to the customers a minimum quantity of products. Minimum payments are required each year on these agreements, with additional payments to be made if the customer exceeds certain purchasing levels. Minimum payments required to be made annually are the greater of 15% of value of product shipped to customer or $10,000, until such time that the advances have been fully repaid. The Company paid $10,000 in each of the three years ended December 31, 2004, under these agreements. Also included in other long-term liabilities is a note payable to a company in which Atmel has an equity investment. The face value of the note payable is 4,900 Euro ($6,575 and $6,117 at December 31, 2004 and 2003, respectively).

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

Note 4

SHORT-TERM INVESTMENTS

          Short-term investments at December 31, 2004 and 2003 are primarily comprised of U.S. and foreign corporate debt securities, U.S. Government and municipal agency debt securities, commercial paper, and guaranteed variable annuities.

          All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders’ equity. Realized gains are recorded based on the specific identification method. For fiscal years 2004, 2003 and 2002, net realized gains on short-term investments were $0, $93 and $402, respectively. The carrying amount of the Company’s investments is shown in the table below:

	December 31, 2004		December 31, 2003

	Book Value	Market Value	Book Value	Market Value
U.S. Government obligations	$998	$998	$3,001	$3,017
State and municipal securities	798	796	5,000	5,000
Corporate securities and other obligations	56,555	57,064	36,614	37,150

	58,351	58,858	44,615	45,167
Unrealized gains	666	—	552	—
Unrealized losses	(159)	—	—	—

Net unrealized gains	507	—	552	—

Total	$58,858	$58,858	$45,167	$45,167

          Contractual maturities of available-for-sale debt securities as of December 31, 2004 were as follows:

Due within one year	$14,590
Due in 1-5 years	6,000
Due in 5-10 years	—
Due after 10 years	37,761

Total	$58,351

           At December 31, 2003, investments with scheduled maturities within one year were $14,782 and for over one year were $29,833. Atmel has classified all investments with maturity dates of 90 days or more as short term since it has the ability to redeem them within the year.

     The following table shows the gross unrealized losses and fair value of the Company’s investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category as of December 31, 2004:

	Less than 12 months		Greater than 12 months
	Fair	Unrealized	Fair	Unrealized
	Value	losses	Value	losses

U.S. government and agency securities	$998	$(1)	—	—
Corporate and municipal debt securities	6,331	(20)	$4,075	$(138)

	$7,329	$(21)	$4,075	$(138)

           The Company considers the unrealized losses in the table above to not be “other than temporary” due primarily to their nature, quality and short term holding.

Note 5

FIXED ASSETS

December 31,	2004	2003

Land	$57,653	$55,339
Buildings and improvements	804,624	760,282
Machinery and equipment	1,711,977	1,472,800
Furniture and fixtures	174,946	151,768
Construction in progress	142,086	98,173

	2,891,286	2,538,362
Less accumulated depreciation and amortization	(1,686,434)	(1,416,995)

Fixed assets, net	$1,204,852	$1,121,367

          Fixed assets include building and improvements, and machinery and equipment acquired under capital leases of $392,205 and $409,435 at December 31, 2004 and 2003. Related accumulated depreciation amounted to $299,772 and $284,836, respectively. Depreciation expense on fixed assets for the years ended December 31 2004, 2003 and 2002 was $286,386, $262,446 and $236,757, respectively.

Note 6

INTANGIBLE ASSETS

Intangible assets as of December 31, 2004 consisted of the following:

	Gross	Accumulated	Net
Balances as of December 31, 2004	Assets	Amortization	Assets

Core / Licensed Technology	$100,118	$(76,985)	$23,133
Non-Compete Agreement	306	(164)	142
Patents	1,377	(509)	868

Total Intangible Assets	$101,801	$(77,658)	$24,143

Intangible assets as of December 31, 2003 consisted of the following:

	Gross	Accumulated	Net
Balances as of December 31, 2003	Assets	Amortization	Assets

Core / Licensed Technology	$97,319	$(65,535)	$31,784
Non-Compete Agreement	306	(26)	280
Patents	1,377	(57)	1,320

Total Intangible Assets	$99,002	$(65,618)	$33,384

Intangible assets are included in Intangible and Other Assets in the Consolidated Balance Sheet.

Total amortization expense related to intangible assets is set forth in the table below:

	December 31,
Years ended	2004	2003	2002

Core / Licensed Technology	$11,450	$13,439	$15,766
Non-Compete Agreement	138	26	—
Patents	452	57	—

Total Amortization Expense on Intangible Assets	$12,040	$13,522	$15,766

The following table presents the estimated future amortization of the intangible assets:

Years Ending December 31:

2005	$11,048
2006	7,138
2007	5,175
2008	782
2009	—

Total future amortization	$24,143

          During 2004, Atmel acquired intangible assets for total consideration of $2,800 of which $1,150 was paid in cash during 2004 and $1,650 is due in 2005, and is included in accrued and other liabilities. In addition, during 2004, the Company paid $3,000 as the final payment on a patent license agreement.

          During 2003, Atmel acquired intangible assets for total consideration of $5,090, consisting of 1 million shares of Atmel Common Stock valued at $5.09 per share. Acquisition and legal costs were not material, and no liabilities were assumed. Assets acquired were classified as core technology, non-compete agreement, and patent valuation. Intangible assets are being amortized using the straight-line method over their respective estimated useful lives, which range from two to five years.

          On March 31, 2003, the Company entered into a patent license agreement. In conjunction with this agreement, the Company recorded a charge of $10,000 that was included in cost of revenues for 2003 and capitalized $15,636, the net present value of future payments. The capitalized amount is being amortized over the five-year life of the license agreement. Payment for $10,000 was made in the quarter ended June 30, 2003. The capitalized portion is being paid at the rate of $1,000 per quarter through March 2008. The short-term portion of liability totaling $3,002 at December 31, 2004 is included within accrued and other liabilities on the Consolidated Balance Sheet and the long term potion of the liability totaling $10,575 is included within other long-term liabilities on the Consolidated Balance Sheet.

Note 7

BORROWING ARRANGEMENTS

          Information with respect to Atmel’s debt and capital lease obligations is shown in the following table:

December 31,	2004	2003

Various interest-bearing notes	$71,391	$27,956
Line of credit	15,000	15,000
Convertible notes	213,648	203,849
Capital lease obligations	165,294	266,525

	465,333	513,330
Less amount due within one year	(141,383)	(155,299)

Long-term debt due after one year	$323,950	$358,031

     Maturities of the debt and capital lease obligations are as follows:

	Convertible
Year ending December 31,	Notes	Other	Total

2005	$—	$148,721	$148,721
2006	228,033	63,253	291,286
2007	—	31,510	31,510
2008	335	6,259	6,594
2009	—	5,309	5,309
Thereafter	—	11,109	11,109

	228,368	266,161	494,529
Less amount representing interest	(14,720)	(14,476)	(29,196)

Total	$213,648	$251,685	$465,333

          Interest rates on interest bearing notes and capital lease obligations are based on either the London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 1.75% to 2%, the short-term Euro Interbank Offered Rate (“EURIBOR”) plus a spread ranging from 0.8% to 1.23%, or fixed rates ranging from 6.43% to 6.55%. The six-month LIBOR and EURIBOR rates were approximately 2.78% and 2.24% respectively at December 31, 2004.

          In December 2004, the Company entered into a $25,000 revolving line of credit and a $20,000 term loan with a domestic bank for up to $45,000 of borrowings that will mature in December 2007. The interest rate on the revolving line of credit is determined by the Company and must be either the domestic bank’s prime rate or

LIBOR plus 2.0%. The interest rate on the term loan is EURIBOR plus 2.0%. All domestic accounts receivable balances secure amounts borrowed. At December 31, 2004, there was no amount outstanding on the revolving line of credit and the full amount of the term loan was drawn and outstanding. This revolver and note requires Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis. The Company was in compliance with the covenants as of December 31, 2004.

          In December 2004, the Company borrowed $10,000 under an equipment financing agreement with a domestic bank that will mature in December 2007. The interest rate is LIBOR plus 2.375%. This facility does not require Atmel to meet any financial covenant requirements.

          In September 2004, the Company entered into a Euro 32,421 ($40,274) loan agreement with a European bank. The full amount of the loan was outstanding at December 31, 2004. The loan is to be repaid in equal principal installments of Euro 970 per month plus interest on the unpaid balance, with the final payment due on October 1, 2007. The interest rate is fixed at 4.85%. The Company has pledged certain manufacturing equipment as collateral. This note requires Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis. The Company was in compliance with the covenants as of December 31, 2004.

          In June 2003, the Company entered into a $15,000 revolving line of credit with a domestic bank. The full amount of the line of credit is currently outstanding, the final maturity date of which is June 25, 2006. The amount is due upon demand and is classified within the current portion of long term debt on the Consolidated Balance Sheet. The interest rate is 3.05% and is based on the LIBOR plus a spread of 1.25%. The spread is based on the level of borrowings under the revolving line of credit and can range from 1.25% to 5%. The Company has pledged certain marketable securities as collateral. At December 31, 2004, the fair market value of these marketable securities was $58,858.

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

          Approximately $11,148 of the debt included in the capital lease obligations requires Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis, and approximately $19,499 of the debt obligations have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. The Company was in compliance with the covenants as of December 31, 2004. A previous requirement to maintain restricted cash of approximately 21,307 Euro ($26,175) was renegotiated in March 2004 and eliminated. As a result there is no longer a requirement to maintain a restricted cash balance.

          In April 1998, Atmel completed a sale of zero coupon subordinated convertible notes, due 2018, which raised $115,004. On April 21, 2003, the Company paid $134,640 in cash to those note-holders of the 2018 convertible notes that submitted these notes for redemption. Notes with an accreted value of $279 as of December 31, 2004 were not submitted for redemption and remain outstanding. The 2018 convertible notes are convertible at any time, at the option of the holder, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount. The effective interest rate of the notes is 5.5% per annum. At any time, the Company has the option to redeem these notes for cash, in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. At the option of the holders on April 21, 2008, and 2013, the Company may be required to repurchase the notes at prices equal to the issue price plus accrued original issue discount through date of repurchase. The Company may elect to pay the repurchase price in cash, in shares of common stock or in any combination of the two.

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

Note 8

COMMON STOCK

Stock Repurchase

          In January 1998, the Board of Directors of the Company approved a stock repurchase program that allowed the Company to purchase up to 20,000 shares of its common stock. In October 2002, the Board of Directors of the Company approved a stock purchase program that allowed the Company to purchase up to 100,000 additional shares of its common stock.

          The Company purchased 9,400 shares of its common stock at an average price of $6.68 per share before December 31, 2000. The Company purchased 4,400 shares of its common stock at an average price of $1.93 in 2002. No shares of common stock were repurchased in 2003 and 2004. At December 31, 2004, the Company had the ability to purchase an additional 106,200 shares based on the approved stock purchase programs.

Note 9

DERIVATIVE INSTRUMENTS

          The Company conducts business on a global basis in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. The Company uses derivative instruments to manage exposures to foreign currency risk. The Company’s objective in holding derivatives is to minimize the volatility of earnings and cash flows associated with changes in foreign currency rates. See Note 1 for more information concerning the Company’s accounting policy on derivative instruments.

          The Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the designation at inception. The Company does not enter into foreign exchange forward contracts for trading purposes.

          Gains and losses on contracts intended to offset foreign exchange gains or losses from the revaluation of current assets and liabilities, including intercompany balances, denominated in currencies other than the functional currency are included in interest and other expenses, net, in the Consolidated Statements of Operations. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. As of December 31, 2004, the notional value of forward contracts outstanding was 102,000 Euro or a fair value of $138,168. The unrealized gains on these outstanding contracts at December 31, 2004 was $3,497 and has been included in interest and other expenses, net.

          The Company periodically hedges forecasted transactions related to certain foreign currency operating expenses anticipated to occur within twelve months, primarily for European manufacturing subsidiaries, with forward contracts. These transactions are designated as cash flow hedges under SFAS No. 133. As of December 31, 2004, the effective portion of the derivative’s gain, reported as a component of accumulated other comprehensive income, was $3,918. This amount will be reclassified into cost of revenues when the related expenses are recognized. For the year ended December 31, 2004, the effective portion of the derivative’s gain that was reclassified into cost of revenues was $168. The ineffective portion of the gain or loss, if any, is reported in interest and other expenses, net immediately. For the year ended December 31, 2004, gains or losses recognized in earnings for hedge ineffectiveness and the time value excluded from effectiveness testing were not material. As of December 31, 2004, outstanding cash flow hedges, which have maturities of up to three months, had a notional value of 90,000 Euro or a fair value of $121,883.

          The fair value of derivative instruments as of December 31, 2004, was a net asset of $7,397 and is included in other current assets on the Company’s Consolidated Balance Sheet.

          The Company’s foreign exchange forward contracts expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by limiting its counterparties to highly rated, large financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by counterparties.

Note 10

COMMITMENTS AND CONTINGENCIES

          Atmel leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. Atmel also leases certain manufacturing equipment under operating leases. Rental expense for 2004, 2003 and 2002 was $12,841, $10,832 and $12,617, respectively.

          The Company has entered into capital leases to finance building and improvements, and machinery and equipment. The capital leases are collateralized by the financed assets. At December 31, 2004, no additional amounts were available to borrow under these arrangements.

          Aggregate non-cancelable future minimum rental payments under operating and capital leases are as follows:

Year ending December 31	Operating leases, net	Capital Leases

2005	$8,690	$105,062
2006	7,462	36,486
2007	5,608	11,419
2008	4,826	6,259
2009	4,326	5,309
Thereafter	5,675	9,827

	$36,587	174,362

Less amount representing interest		(9,068)

Total capital lease obligations		165,294
Less current portion		(100,922)

Capital lease obligations due after one year		$64,372

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

          The Company currently is a party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations and financial position of the Company. The estimate of the potential impact on the Company’s financial position or overall results of operations or cash flow for the legal proceedings described below could change in the future. The Company has accrued for all losses related to litigation that the Company considers are probable and the loss can be reasonably estimated.

          Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by Atmel. The complaint sought unspecified damages, costs and attorneys’ fees. Atmel disputed Agere’s claims. A jury trial for this action commenced on March 1, 2005 and on March 22, 2005, the jury returned a unanimous decision in favor of Atmel. Agere has 30 days from the date of this decision in which to file an appeal to this decision.

          Philips Corporation (“Philips”) filed suit against Atmel in the United States District Court, Southern District of New York, on October 30, 2001 for infringement of its patent, seeking injunctive relief against the alleged infringement and damages. Atmel filed counterclaims that the patent in suit is invalid and not infringed by Atmel. In August 2004, Atmel and Phillips reached a confidential settlement agreement mutually releasing each other from all claims relating thereto. Amounts required to be paid under this settlement were paid in full in 2004 and in the first quarter of 2005.

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

          On February 19, 2003, a derivative class action entitled Cappano v. Perlegos, et al., was filed in the Superior Court for the State of California for the County of Santa Clara against certain directors, officers and a former officer of Atmel, and Atmel is also named as a nominal defendant. The Complaint alleged that between January 2000 and July 31, 2002, defendants breached their fiduciary duties to Atmel by permitting it to sell defective products to customers. The Complaint alleged claims for breach of fiduciary duty, mismanagement, abuse of control, waste, and unjust enrichment. The Complaint sought unspecified damages and equitable relief as against the individual defendants. Atmel demurred on Plaintiffs’ Second Amended Complaint and, on January 4, 2005, the Court dismissed the actions without leave to amend.

          The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The majority of products are generally covered by a warranty typically ranging from 90 days to one year.

The following table summarizes the activity related to the product warranty liability during 2004 and 2003:

	2004	2003

Balance at January 1	($9,998)	($10,250)
Accrual for warranties during the period (including exchange rate impact)	(8,860)	(9,920)
Change in accrual relating to preexisting warranties (including change in estimates)	1,056	(1,052)
Settlements made (in cash or in kind) during the period	7,307	11,224

Balance at December 31	($10,495)	($9,998)

          As is customary in the Company’s industry, as provided for in local law in the United States and other jurisdictions, the Company’s standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company will indemnify customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of the Company’s products and services, usually up to a specified maximum amount. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws permit the indemnification of the Company’s agents. In the Company’s experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

          At December 31, 2004, the Company had outstanding capital purchase commitments of $44,454.

Note 11

INCOME TAXES

          The components of income (loss) before income taxes were as follows:

Years Ended December 31,	2004	2003	2002

U.S.	$(160,956)	$(186,502)	$(373,095)
Foreign	186,653	82,451	(178,472)

Income (loss) before income taxes	$25,697	$(104,051)	$(551,567)

          The provision for (benefit from) income taxes consists of the following:

Years Ended
December 31,		2004	2003	2002

Federal	Current	$20,150	$(6,593)	$(60,000)
	Deferred	1,383	(3,714)	67,899
State	Current	—	—	—
	Deferred	—	—	37,133
Foreign	Current	29,872	30,685	8,162
	Deferred	(23,274)	(6,433)	37,035

Total income tax provision		$28,131	$13,945	$90,229

          The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31,	2004	2003

Deferred income tax assets:
Fixed assets	$185,058	$204,917
Intangible assets	16,731	16,618
Deferred income on shipments to distributors	6,740	5,767
Other accruals	57,735	44,681
Net operating losses	200,705	106,525
Research and development and other tax credits	39,270	37,426

Total deferred income tax assets	506,239	415,934

Deferred income tax liabilities:
Deferred grant and undistributed subsidiary income	(3,534)	(14,135)
Unrealized foreign exchange loss	(714)	(655)
Other	(355)	(368)

Total deferred tax liabilities	(4,603)	(15,158)

Less valuation allowance	(481,641)	(402,672)

Net deferred income tax asset (liability)	$19,995	$(1,896)

          Approximately $3,746 of deferred tax assets is attributable to stock option deductions included in the United States of America (“U.S.”)Federal and state net operating loss carryforwards. When the tax benefits of the net operating losses are more likely than not to be realized, the portion of the tax benefits attributed to stock options will be recorded to additional paid-in capital.

          The Company records a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The net increase in valuation allowance for the year ended December 31, 2004 resulted primarily from the operating loss incurred in the U.S. The ultimate realization of the deferred tax assets depends upon future taxable income during periods in which the temporary differences become deductible. With the exception of the deferred tax assets of certain non-U.S. subsidiaries, based on historical losses and projections for making future taxable income over the periods that the deferred tax assets are deductible, the Company believes that it is more likely than not that it will not realize the benefit of the deferred tax assets, and accordingly, has provided a full valuation allowance. At December 31, 2004, the valuation allowance relates primarily to deferred tax benefits in the U.S., United Kingdom and certain French jurisdictions.

          The Company’s effective tax rate differs from the U.S. Federal statutory income tax rate as follows:

Years Ended December 31,	2004	2003	2002

U.S. Federal statutory income tax rate	35.00%	(35.00)%	(35.00)%
Difference between U.S. and foreign tax rates	(78.07)	(0.41)	4.10
State taxes, net of Federal income tax benefit	—	—	4.41
Net operating loss and future deductions not currently benefited	114.76	59.68	39.96
Reversal of taxes previously accrued on foreign earnings expected to be repatriated	(42.18)	—	—
Provision for tax settlements and withholding taxes	78.41	—	2.53
Release of income taxes previously accrued	—	(6.34)	—
Other	1.55	(4.53)	0.36

Effective tax rate	109.47%	13.40%	16.36%

          The significant components of income tax expense recorded for 2004 are attributed to taxes incurred by the Company’s profitable foreign subsidiaries and an increase in provision for tax settlements and withholding taxes related to certain U.S. Federal, state and foreign tax liabilities.

          During 2004, the Company reassessed its intentions regarding repatriation of undistributed earnings from non-U.S. subsidiaries and concluded that it intends to reinvest all undistributed foreign earnings indefinitely in operations outside the U.S. Thus, in 2004, the Company reversed deferred tax liabilities of $10,839 that had been provided in prior years for the potential repatriation of certain undistributed earnings of its foreign subsidiaries.

          At December 31, 2004, there was no provision for U.S. income tax for undistributed earnings of approximately $249,400 as it is currently the Company’s intention to reinvest these earnings indefinitely in operations outside the U.S. If repatriated, these earnings would result in a tax expense of approximately $87,290 at the current U.S Federal statutory tax rate of 35%. Subject to limitation, tax on undistributed earnings may be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

          During 2004, the Company recognized $1,912 in tax benefits from the release of a valuation allowance on a deferred tax asset of a profitable foreign subsidiary for which management believes it is more likely than not that forecasted income, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In addition, the Company realigned certain foreign subsidiaries in 2004 that resulted in the recognition of $6,150 in tax benefits from the release of foreign valuation allowance on a deferred tax asset in a profitable foreign jurisdiction that management now believes it is more likely than not that the deferred tax assets attributable to these tax benefits are realizable.

          The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% Federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the Company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The Company does not anticipate it will apply this provision to qualifying earnings repatriations in fiscal year 2005; however, as additional clarifying language on key elements of the provision becomes available, the Company will continue to analyze and assess whether such repatriation would be economically viable.

          The income tax expense recorded for 2003 resulted primarily from taxes incurred by the Company’s profitable foreign subsidiaries. Additionally, the Company released $6,000 of tax reserves related to issues in tax audits that closed during the year.

          The income tax expense recorded for 2002 is attributed primarily to the increase in the valuation allowance recorded against deferred tax assets during the year. During 2002, the Company made an assessment of its prior two years of losses and determined that it was more likely than not that the deferred tax assets will not be realized. As a result, substantially all deferred tax assets were reserved, resulting in income tax expense for the year ended December 31, 2002. The income tax expense was partially offset by tax refunds of $60,000 expected to be realized in the U.S. and increased further by additional tax liabilities incurred by certain profitable foreign subsidiaries.

          At December 31, 2004, the Company had net operating loss carryforwards in non-U.S. jurisdictions of approximately $419,460. There is no expiration on the use of the majority of these loss carryforwards. The Company also had U.S. Federal and state net operating loss carryforwards of approximately $250,682 and $415,253, respectively, at December 31, 2004. These loss carryforwards expire in different periods from 2006 through 2024. Atmel also has U.S. Federal and state tax credits of approximately $39,540 at December 31, 2004, which will expire beginning in 2008.

          In 2004, the Company settled all issues for the 1994 through 1996 tax years with the Internal Revenue Service (“IRS”) Appeals Division with no material change in tax expense. The Company’s U.S. income tax returns for the years 2000 and 2001 are currently under examination with the IRS. In addition, the Company has various tax audits in progress in certain U.S. states and foreign jurisdictions. The Company has provided its best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of these examinations, and examinations of open U.S. Federal, state, and foreign tax years. Atmel believes that these potential adjustments primarily relate to U.S. domestic and foreign transfer pricing.

Note 12

EMPLOYEE OPTION AND STOCK PURCHASE PLANS

          Atmel has two stock option plans — the 1986 Plan and the 1996 Plan. The 1986 Plan expired in April 1996. The 1996 Plan, which has reserved 36,000 shares of Common Stock for issuance thereunder, was approved by the stockholders on April 26, 1996. Under Atmel’s 1996 Plan, Atmel may issue common stock directly or grant options to purchase common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 1986 Plan and 1996 Plan is set forth below:

		Outstanding Options
					Weighted
			Exercise	Aggregate	Average
	Available	Number of	Price	Exercise	Ex.Price
	For Grant	Options	Per Share	Price	Per Share

Balances, December 31, 2001	14,641	21,145	$0.53 - 24.44	129,417	$6.12
Options Granted	(7,637)	7,637	1.00 - 9.75	26,307	3.44
Options Cancelled	751	(801)	1.69 - 24.44	(8,599)	10.74
Options Exercised	—	(1,331)	0.53 - 8.39	(2,005)	1.51

Balances, December 31, 2002	7,755	26,650	$1.00 - 24.44	145,120	$5.45
Options reserved for issuance	20,000
Options Granted	(6,078)	6,078	1.68 - 6.27	31,698	5.22
Options Cancelled	614	(656)	1.00 - 24.44	(4,975)	7.56
Options Exercised	—	(1,403)	1.60 - 6.85	(2,538)	1.81

Balances, December 31, 2003	22,291	30,669	$1.00 - 24.44	169,305	$5.52
Options Granted	(1,566)	1,566	3.18 - 7.38	8,883	5.67
Options Cancelled	631	(684)	1.80 - 21.47	(5,323)	7.78
Options Exercised	—	(1,973)	1.68 - 5.13	(4,159)	2.11

Balances, December 31, 2004	21,356	29,578	$1.68 - 21.47	168,706	$5.70

The number of shares exercisable under Atmel’s stock option plans at December 31, 2004, 2003 and 2002 were 18,584, 17,010 and 15,507, respectively. During the years ended December 31, 2004, 2003 and 2002, 53, 42 and 50 stock options, respectively were cancelled, but were not available for future stock option grants.

The following table summarizes the stock options outstanding at December 31, 2004:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
	Range of		Average	Average		Average
	Exercise	Number	Remaining	Exercise	Number	Exercise
	Prices	Outstanding	Contractual Life (years)	Price	Exercisable	Price

	$1.00 - 1.98	6,652	2.9	$1.96	6,233	$1.97
	2.11 - 2.11	5,164	7.9	2.11	1,975	2.11
	2.42 - 5.09	2,795	4.2	3.89	2,044	3.98
	5.13 - 5.75	5,157	8.9	5.71	1,218	5.63
	5.91 - 7.69	3,172	6.7	6.70	1,787	6.63
	7.76 - 12.13	3,893	5.8	9.43	3,102	9.46
	12.47 - 24.44	2,745	5.4	16.94	2,225	16.88

Total	$1.00 - 24.44	29,578	6.0	$5.70	18,584	$5.93

          Under the 1991 ESPP, qualified employees are entitled to purchase shares of Atmel’s common stock at 85 percent of the fair market value at certain specified dates. Purchases under the ESPP were 2,906 shares of common stock in 2004, 5,014 shares of common stock in 2003, and 2,619 shares of common stock in 2002, at an average price of $2.74, $1.41 and $3.09, respectively. Of the 42,000 shares authorized for issuance under this plan, 15,072 shares were available for issuance at December 31, 2004.

          The fair value of each option grant for both 1986 Plan and 1996 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk-free interest	3.43%	2.97%	1.60%
Expected life (years)	5.02-5.90	4.98 - 5.90	4.97 - 5.34
Expected volatility	92%	76%	116%
Expected dividend	$0	$0	$0

          The weighted average fair values of options granted during 2004, 2003 and 2002 were $3.89, $3.02 and $2.60. The weighted average expected life was calculated based on the period from the vesting date to the exercise date and the exercise behavior of the employees.

          The fair value of each purchase under the ESPP is estimated on the date at the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but with expected lives of 0.5 years. The weighted average fair values of ESPP purchases during 2004, 2003 and 2002 were $1.33, $0.98 and $1.54, respectively.

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

          The effects of applying SFAS No. 123 on the pro forma disclosures for the years ended December 31, 2004, 2003 and 2002 are not likely to be representative of the effects on pro forma disclosures in future years.

          At the annual stockholders meeting on May 7, 2003, the stockholders approved an increase in the authorized shares available under the ESPP by an additional 20 million shares. The Company began an ESPP offering period on February 14, 2003, intending to offer a discount to employees of 15% for funds contributed for the 6-month offering period of February through August 2003. However, since there were insufficient authorized shares to fund the entire offering, a portion of the award (representing shares issuable on August 14, 2003 but authorized by shareholders on May 7, 2003) is deemed to be measured as of May 7, the date the additional shares were approved, instead of February 14. As the discount under the ESPP was greater than 15% at the shareholders’ approval date, the offering under the plan was considered a compensatory offering and the Company accounted for a portion of the award (representing shares issuable on August 14, 2003 but authorized by shareholders on May 7, 2003) relating to the offering period ended August 14, 2003 as a variable award. For variable awards, the Company is required to recognize compensation expense equal to the difference between the fair value of stock and the purchase price of the stock. Based on such calculation, the Company recorded a non-cash compensation expense totaling $3,033 ($2,306 of which was recorded in cost of revenues) in 2003.

Note 13

RETIREMENT PLANS

          The Company sponsors defined benefit pension plans that cover substantially all French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The plans are non-funded. Pension liabilities and charges to expense are based upon various assumptions, updated annually, including discount rates, future salary increases, employee turnover, and mortality rates. Retirement Plans consist of two types of plans. The first plan type provides for termination benefits paid to employees only at retirement, and consists of approximately one to five months of salary. This structure covers primarily the Company’s French employees. The second plan type provides for defined benefit payouts for remaining employee’s post-retirement life, and covers primarily the Company’s German employees. The aggregate net pension cost relating to the two plan types are as follows:

          Net pension cost in 2004, 2003 and 2002 included the following components:

Year ended December 31,	2004	2003	2002

Service costs-benefits earned during the period	$2,045	$1,778	$1,366
Interest cost on projected benefit obligation	1,921	1,688	1,376
Amortization of prior service cost	426	399	—

Net pension cost	$4,392	$3,865	$2,742

          The change in projected benefit obligation at December 31, 2004 and 2003 was as follows:

Year ended December 31,	2004	2003

Projected benefit obligation at beginning of the year	$36,828	$30,064
Service cost	2,045	1,778
Interest cost	1,921	1,688
Actuarial losses (gains)	4,723	(338)
Benefits paid	(875)	(587)
Foreign currency exchange rate changes	3,428	4,223

Projected benefit obligation at end of the year	$48,070	$36,828
Unrecognized net loss	(4,717)	(1,411)

Accumulated benefit obligation liability	$43,353	$35,417

          Key assumptions for defined benefit plans:

Year ended December 31,	2004	2003	2002

Assumed discount rate	4.5% - 4.9%	5.0% - 5.5%	4.9% - 5.5%
Assumed compensation rate of increase	2.0% - 3.0%	2.5% - 3.0%	2.5% - 3.0%

          Future expected benefit payments over the next ten fiscal years are as follows:

2005	$897
2006	888
2007	1,214
2008	1,470
2009	1,741
2010 through 2014	$11,979

           The net pension cost for 2005 is expected to be approximately $4,992. Cash funding for benefits to be paid for 2005 is expected to be approximately $897. The long-term portion of the accumulated benefit obligation liability is included in other long-term liabilities, while the current portion is included in accrued and other liabilities.

          The Company maintains a 401(k) Tax Deferred Savings Plan for the benefit of qualified employees who are primarily U.S. based, and matches each eligible employee’s contribution with up to a maximum of five hundred dollars. The Company matching contribution was $798, $797 and $811 for 2004, 2003, and 2002, respectively.

          Executive Deferred Compensation Plan: The Atmel Executive Deferred Compensation Plan is a non-qualified deferred compensation plan allowing certain executives to defer a portion of their salary and bonus. Participants are credited with returns based on their allocation of their account balances among mutual funds. The Company utilizes an investment advisor to control the investment of these funds and the participants remain general creditors of the Company. Distributions from the plan commence in the quarter following a participant’s retirement or termination of employment. At December 31, 2004, and 2003, the Company had a deferred compensation liability under the plan of $2,530 and $1,861, respectively, included in other current liabilities on the Consolidated Balance Sheets.

Note 14

OPERATING SEGMENTS

          The Company designs, develops, manufactures and sells a wide range of semiconductor integrated circuit products. To better focus its resources, the Company reorganized its product families into four operating segments during the fourth quarter of 2001, each of which is a reportable segment. The segments represent management’s view of the Company’s businesses and how it allocates Company resources and measures performance of its major components. In addition, each segment comprises product families with similar requirements for design, development and marketing. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits. Atmel’s four reportable segments are as follows:

•	Application specific integrated circuit (“ASIC”) segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of applications. In addition, this segment includes smart card applications, imaging sensors and processors, audio processors, field programmable gate arrays (“FPGAs”) and programmable logic devices (“PLDs”), multimedia, and network storage products.

•	Microcontrollers segment includes a variety of proprietary and standard microcontrollers, the majority of which contain embedded nonvolatile memory, and military and aerospace application specific products.

•	Nonvolatile Memories segment includes serial and parallel interface electrically erasable programmable read only memories (“EEPROMs”), serial and parallel interface Flash memories, and erasable programmable read only memories (“EPROMs”) for use in a broad variety of customer applications.

•	Radio Frequency (“RF”) and Automotive segment includes radio frequency and analog circuits for the telecommunications, automotive and industrial markets as well as application specific products for the automotive industry.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on revenues and income or loss from operations. Interest and other expenses, net, nonrecurring gains and losses, foreign exchange gains and losses and income taxes are not measured by operating segment.

          The Company’s wafer manufacturing facilities fabricate integrated circuits for segments as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. Because segments are defined by the products they design and sell, they do not make sales to each other. The Company does not allocate assets by segment, as management does not use the information to measure or evaluate a segment’s performance based on assets.

Information about Segments

		Micro-	Nonvolatile	RF and
	ASIC	controllers	Memories	Automotive	Total

Year ended December 31, 2004:
Net revenues from external customers	$589,208	337,084	445,502	277,928	$1,649,722
Segment income (loss) from operations	(60,976)	84,292	(651)	23,266	45,931
Year ended December 31, 2003:
Net revenues from external customers	$479,078	271,676	355,425	224,456	$1,330,635
Segment income (loss) from operations	(51,404)	47,127	(109,629)	33,702	(80,204)
Year ended December 31, 2002:
Net revenues from external customers	$379,758	234,394	359,641	220,021	$1,193,814
Segment income (loss) from operations	(11,494)	28,272	(102,880)	8,277	(77,825)

Reconciliation of segment information to Consolidated Statements of Operations

	2004	2003	2002
Total income (loss) from operations for reportable segments	$45,931	$(80,204)	$(77,825)
Unallocated amounts:
Start up costs	—	—	(71,075)
Asset impairment and restructuring charges	—	(27,272)	(383,801)

Consolidated income (loss) from operations	$45,931	$(107,476)	$(532,701)

          Start up costs reflects the pre-production cost for the North Tyneside, United Kingdom. and Irving, Texas, wafer fabrication facilities which were not allocated to any segment.

          Geographic sources of revenues for each of the years ended December 31 2004, 2003 and 2002, and locations of long-lived assets as of December 31, 2004 and 2003:

	2004		2003		2002
		Long-lived		Long-lived
	Revenues	assets	Revenues	assets	Revenues

United States	$278,847	$323,831	$235,966	$416,994	$255,332
Germany	179,618	26,380	138,724	23,400	113,667
France	147,640	459,312	93,859	431,932	112,732
UK	35,710	382,068	32,945	271,812	64,420
Japan	63,427	63	67,321	23	70,223
China, including Hong Kong	357,760	410	297,262	393	206,390
Singapore	105,399	—	113,752	—	88,132
Rest of Asia-Pacific	266,393	8,815	180,266	1,935	145,295
Rest of Europe	176,259	14,024	132,417	12,737	106,766
Rest of World	38,669	—	38,123	—	30,857

Total	$1,649,722	$1,214,903	$1,330,635	$1,159,226	$1,193,814

          Revenues are attributed to countries based on delivery locations.

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

Note 16

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

          All restructuring and asset impairment charges have been recorded within “Asset impairment and restructuring charges” in the Statements of Operations.

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

          In the third quarter of 2002, as a result of the decision to close the Irving facility and make it available for sale, the Company recorded a restructuring charge of:

•	$23,456 for write down of assets held for sale to their estimated net realizable value.

•	$13,923 for terminating contracts with suppliers. A $12,437 charge, for one supplier, was estimated using the present value of the future payments which totaled approximately $18,112 at the time. The restructuring reserve is being adjusted as each monthly payment is made until complete payment of the obligation in December 2013. An additional charge of $1,486, for another supplier, was recorded and fully paid. At December 31, 2004, the remaining restructuring reserve was $10,919.

•	$3,712 related to a headcount reduction. This charge related to a reduction in force of approximately 272 employees, mainly in fab operations, and was expensed upon finalization of detailed plans and communications to employees. The Company had completed the plan, and fully used the reserve in 2003.

•	A $1,118 charge related to the repayment of a property tax abatement, which was fully repaid by the Company in 2003 .

          In the fourth quarter of 2002, the Company recorded a $1,908 charge related to a headcount reduction in Europe. This charges was part of a restructuring plan that included a workforce reduction and the consolidation of manufacturing operations in Europe. The European reduction in force charges for approximately 32 employees, mainly in the production group, were based on minimum legal requirements. Atmel recorded an asset impairment charge of $880 in the fourth quarter 2002 to write down the carrying value of certain assets held for sale in Europe to their estimated realizable value. At December 31, 2003, the Company had terminated the 32 employees.

          In December 2003, Atmel re-evaluated the status of its Irving, Texas facility, which it subsequently reclassified as “held in use”, and also re-evaluated the related fabrication equipment. Because of significant improvements in market conditions, Atmel decided to utilize much of this equipment in other facilities to meet increasing demand. An asset impairment charge of $27,632 to write down asset values to the lower of their then fair value or original net book value, prior to holding these assets for sale less depreciation relating to the period the assets were held for sale, was recorded in the fourth quarter of 2003. While this facility was held-for-sale, assets were not in use, and were not depreciated. During 2004, the facility and wafer fabrication equipment were depreciated at rates appropriate for each type of asset. Nearly all of the fabrication equipment was re-deployed to other manufacturing facilities that we own. During the fourth quarter of 2004, the building and related improvements were evaluated for impairment based on management’s estimates which considered an outside appraisal, among other factors, in determining fair market value. No additional impairment adjustment was required. As of December 31, 2004, the building and related improvements had a book value of $58,000.

     The following table summarizes the activity related to the restructuring reserve liability detailed by restructuring event for the years ended December 31, 2002, 2003, and 2004.

	January 1, 2002				December 31, 2002
	reserve	Charges	Reversals	Payments	reserve
Third quarter of 2001
Reduction of force in Europe	$17,527	$—	$(2,579)	$(14,113)	$835

Third quarter of 2002
Termination of contract with supplier	—	13,923	—	(499)	13,424
Employee termination costs	—	3,712	—	(3,601)	111
Repayment of property tax abatement	—	1,118	—	(606)	512

Fourth quarter of 2002
Reduction of force in Europe	—	1,908	—	(290)	1,618

Total	$17,527	$20,661	$(2,579)	$(19,109)	$16,500

	January 1, 2003				December 31, 2003
	reserve	Charges	Reversals	Payments	reserve
Third quarter of 2001
Reduction of force in Europe	$835	$—	$(360)	$(475)	$—

Third quarter of 2002
Termination of contract with supplier	13,424	—	—	(1,692)	11,732
Employee termination costs	111	—	—	(111)	—
Repayment of property tax abatement	512	—	—	(512)	—

Fourth quarter of 2002
Reduction of force in Europe	1,618	—	—	(1,618)	—

Total	$16,500	$—	$(360)	$(4,408)	$11,732

	January 1, 2004				December 31, 2004
	reserve	Charges	Reversals	Payments	reserve
Third quarter of 2002
Termination of contract with supplier	11,732	—	—	(813)	10,919

Total	$11,732	$—	$—	$(813)	$10,919

     The restructuring reserve balance of $10,919 at December 31, 2004 will be paid out over the next 9 years. The current balance is recorded in accrued and other liabilities on the Consolidated Balance Sheet. The long-term balance is recorded in other long-term liabilities on the Consolidated Balance Sheet.

Note 17

NET LOSS PER SHARE

     Basic net loss per share is computed by using the weighted average number of common shares outstanding during that period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, warrants and convertible securities for all periods.

     A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows:

Years Ended December 31,	2004	2003	2002

Basic and diluted net loss	$(2,434)	$(117,996)	$(641,796)

Shares used in basic and diluted net loss per share	–	–	–

calculations	476,063	469,869	466,949

Basic and diluted net loss per share	$(0.01)	$(0.25)	$(1.37)

     The following table summarizes antidilutive securities which were not included in the “Weighted-average shares – diluted” used for calculation of diluted net loss per share as the Company incurred net losses for these years:

	Year ended December 31,
	2004	2003	2002
Employee stock options	29,578	30,669	26,650
Common Stock equivalent shares associated
with convertible notes	41,892	59,086	60,891

Total shares excluded from per share calculation	71,470	89,755	87,541

Average closing stock price used in computing the number of common stock equivalent shares	$5.10	$3.45	$5.37

     As disclosed in Note 7, the convertible bond holders have the right to put the notes back to the Company at specific future dates, in which case the Company may elect to settle the notes in shares or cash. In accordance with EITF Topic D-72, the calculation of the number of common stock equivalent shares associated with the convertible notes assumes that the notes will be settled in shares at the then fair value. As a result, the number of common stock equivalent shares associated with convertible notes is computed by dividing the total outstanding balance (principal plus interest) of the convertible notes by the average closing sales price of the Company’s common stock for the applicable period.

     This calculation assumes the Company would repurchase the convertible notes using only common stock at the average stock price for the related period and no cash. In the event of redemption of the convertible notes, the actual conversion price will depend on future market conditions.

Note 18

PROCEEDS FROM LEGAL AWARD AND INTEREST AND OTHER EXPENSES, NET

     During the fourth quarter of 2003, the Company received approximately $37,850 from Silicon Storage Technologies, Inc. (“SST”), constituting the $36,500 jury award, plus pre- and post-judgment interest, granted in relation to the May 7, 2002, judgment by the District Court for the Northern District of California.

     Interest and other expenses, net, is summarized in the following table:

Years Ended December 31,	2004	2003	2002

Interest and other income	$8,873	$9,502	$15,255
Interest expense	(26,979)	(36,615)	(45,737)
Gain on repurchase of convertible notes	—	—	14,751
Foreign exchange transaction losses	(2,128)	(7,312)	(3,135)

Total	($20,234)	($34,425)	($18,866)

Note 19

COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net loss and comprehensive income for Atmel arises from foreign currency translation adjustments, unrealized gains on investments and unrealized gains on derivative instruments designated as cash flow hedges. Comprehensive income (loss) is shown in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss).

     The components of accumulated other comprehensive income at December 31, 2004 and 2003, net of tax are as follows :

	2004	2003
Foreign currency translation adjustments	$284,584	$204,713

Unrealized gains on derivative instruments	3,918	—

Unrealized gains on investments	507	552

Accumulated other comprehensive income	$289,009	$205,265

Note 20

SUBSEQUENT EVENTS

     On February 28, 2005, the Company entered into a equipment financing in the amount of 40,685 Euro or $54,005 and is payable quarterly over three years. The stated interest rate is based on 90-day Euribor plus 2.25%. This equipment financing is collateralized by the financed assets.

     Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by Atmel. The complaint sought unspecified damages, costs and attorneys’ fees. Atmel disputed Agere’s claims. A jury trial for this action commenced on March 1, 2005 and on March 22, 2005, the jury returned a unanimous decision in favor of Atmel. Agere has 30 days from the date of this decision in which to file an appeal to this decision.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Atmel Corporation:

We have completed an integrated audit of Atmel Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atmel Corporation and its subsidiaries (the “Company”) at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Atmel Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the accounting for income taxes including income taxes payable, deferred income tax assets and liabilities and the related income tax provision, and over the accounting for inventory reserves and cost of revenues, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. As of December 31, 2004, the Company did not maintain effective controls over (i) the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, and (ii) the accounting for inventory reserves and cost of revenues.

Accounting for Income Taxes. As of December 31, 2004, the Company’s control procedures did not include adequate review over the completeness and accuracy of income tax accounts to ensure compliance with Generally Accepted Accounting Principles (“GAAP”). Due to the existing internal tax staff’s inexperience and lack of depth in the complexities of tax accounting, together with the departure of the Company’s previous Tax Director during the fourth quarter of 2004, there was no internal resource capable of performing the requisite level of review to ensure complete and accurate year-end income tax calculations. Specifically, the Company failed to consistently apply GAAP in determining its income taxes payable, deferred income tax assets and liabilities and the related tax provision, did not have adequate documentation to support the tax positions taken and had computational errors in various tax calculations. This control deficiency resulted in audit adjustments to the financial statements for the fourth quarter of 2004.

Accounting for Inventory Reserves. As of December 31, 2004, the Company did not maintain effective controls over the accounting for inventory reserves. Specifically, the Company did not consistently apply GAAP, as the local review of inventory reserves at two of its sites did not identify that certain inventory reserves had been released without the related inventory being sold or disposed of, and there was no review performed at the corporate level to detect inappropriate releases of inventory reserves. This control deficiency resulted in audit adjustments to the financial statements for the fourth quarter of 2004.

Additionally, the Company’s management determined that the above control deficiencies could result in the misstatement of income taxes payable, deferred income tax assets and liabilities or the related income tax provision, or inventory and cost of revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

Accordingly, management determined that these control deficiencies constitute material weaknesses.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Atmel Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Atmel Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
San Jose, California

March 25, 2005

Schedule II

ATMEL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the fiscal years ended December 31, 2004, 2003 and 2002

(In thousands)

	Balance at	Charged (Credited)	Deductions -	Balance at End of
Description	Beginning of Period	to Expense	Write-offs	Period

Allowance for doubtful accounts receivable:
Fiscal year ended December 31, 2004	16,411	(4,889)	(1,479)	10,043
Fiscal year ended December 31, 2003	22,415	(1,219)	(4,785)	16,411
Fiscal year ended December 31, 2002	20,189	2,526	(300)	22,415

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited, in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2004
Net revenues	$407,395	$420,803	$413,237	$408,287
Income from operations	20,773	18,457	4,901	1,800
Net income (loss)	11,009	11,651	(18,009)	(7,085)
Basic and diluted net income (loss) per share	0.02	0.02	(0.04)	(0.01)
Price range of common stock/share
High	7.87	7.26	5.65	3.93
Low	5.81	5.39	3.26	2.99
Year ended December 31, 2003
Net revenues	$296,478	$318,472	$335,187	$380,498
Loss from operations	(41,669)	(32,646)	(22,464)	(10,697)
Net income (loss)	(53,120)	(44,077)	(31,791)	10,992
Basic and diluted net income (loss) per share	(0.11)	(0.09)	(0.07)	0.02
Price range of common stock/share
High	2.62	3.08	4.96	6.85
Low	1.47	1.67	2.60	4.10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

     As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K because of the material weaknesses discussed below.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Atmel’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”).

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. This evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the course of this evaluation, we discovered two control deficiencies that constitute material weaknesses, as described below.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we have concluded that Atmel did not maintain effective controls over (i) the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, and (ii) the accounting for inventory reserves and cost of revenues.

     Accounting for Income Taxes. As of December 31, 2004, Atmel’s control procedures did not include adequate review over the completeness and accuracy of income tax accounts to ensure compliance with GAAP. Due to the existing internal tax staff’s inexperience and lack of depth in the complexities of tax accounting, together with the departure of our previous Tax Director during the fourth quarter of 2004, there was no internal resource capable of performing the requisite level of review to ensure complete and accurate year-end income tax calculations. Specifically, Atmel failed to consistently apply GAAP in determining its income taxes payable, deferred income tax assets and liabilities and the related tax provision, did not have adequate documentation to support the tax positions taken and had computational errors in various tax calculations. This control deficiency resulted in audit adjustments to the financial statements for the fourth quarter of 2004.

     Accounting for Inventory Reserves. As of December 31, 2004, Atmel did not maintain effective controls over the accounting for inventory reserves. Specifically, Atmel did not consistently apply GAAP, as the local review of inventory reserves at two of its sites did not identify that certain inventory reserves had been released without the related inventory being sold or disposed of, and there was no review performed at the corporate level to detect inappropriate releases of inventory reserves. This control deficiency resulted in audit adjustments to the financial statements for the fourth quarter of 2004.

     Additionally, management determined that the above control deficiencies could result in the misstatement of income taxes payable, deferred income tax assets and liabilities or the related income tax provision, or inventory and cost of revenues that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

     Accordingly, management determined that these control deficiencies constitute material weaknesses. Because of these material weaknesses, we have concluded that Atmel did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in Internal Control-Integrated Framework.

     Management’s assessment of the effectiveness of Atmel’s internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, Atmel’s independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Remediation Steps to Address Material Weaknesses

     Remediation of Accounting for Income Taxes Material Weakness. During the first quarter of 2005, Atmel began taking steps toward remediation of the accounting for income taxes material weakness described above, including hiring a Tax Director. Atmel plans on taking the following additional remediation actions during 2005:

     • enhancing Atmel’s internal tax function by hiring sufficient additional qualified tax professionals in order to ensure adequate technical tax and accounting expertise to perform the necessary computations and review required in the income tax provision computation process;

     • increasing the level of review of the preparation of the quarterly and annual income tax provision calculations;

     • improving the process, procedures and documentation standards relating to the preparation of the income tax provision calculations; and

     • engaging with internal management and external technical advisers early in the process in the evaluation of complex tax issues to ensure appropriate treatment of such issues.

     Remediation of Inventory Reserves Material Weakness. During the first quarter of fiscal year 2005, Atmel began analyzing the steps to be taken to remediate the inventory reserves material weakness described above. Atmel plans to complete the following remediation actions during 2005:

     • formulating a more comprehensive policy to address both the level of detail for tracking inventory reserves and the required review procedures;

     • undertaking a training program for all finance personnel involved in determining, analyzing, or reviewing inventory reserves, and their changes from period to period;

     • enhancing internal systems and procedures to ensure that adequate reporting is available to support determination and review of inventory reserves, within the standard closing cycle and manually implementing a more standardized process until internal systems can be enhanced to include all required improvements;

     • implementing processes and procedures for more stringent and complete documentation of the review and analysis of, and conclusions reached with respect to, changes in inventory reserves;

     • enhancing internal review of inventory reserves both at the local and corporate finance level to ensure that all previously reserved inventory is tracked at a sufficiently detailed level to ensure compliance with SAB 100; and

     • adding additional resources to Atmel’s corporate finance staff to improve the analysis and review of inventory reserves, and movements of previously reserved inventory;

     Atmel believes that these corrective actions, taken as a whole, will remediate the control deficiencies identified above, but Atmel will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate.

Changes in Internal Control over Financial Reporting

     Except as described above, during the fiscal quarter ended December 31, 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item regarding directors, executive officers and our code of ethics set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2005 (the “2005 Proxy Statement”), is incorporated herein by reference. Information regarding Registrant’s executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item regarding compensation of Registrant’s directors and executive officers set forth under the captions “Election of Directors — Director Compensation” and “Executive Compensation” in the 2005 Proxy Statement is incorporated herein by reference (except to the extent allowed by Item 402 (a)(8) of Regulation S-K).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this Item regarding beneficial ownership of Registrant’s Common Stock by certain beneficial owners and management of Registrant, as well as equity compensation plans, set forth under the captions “Security Ownership” and “Equity Compensation Plan Information” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item regarding certain relationships and related transactions with management set forth under the caption “Certain Relationships and Related Transactions” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information required by this Item regarding accounting fees and services set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2005 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 on page 46 of this Annual Report on Form 10-K
2.	Financial Statement Schedules. See Index to Consolidated Financial Statements under Item 8 on page 46 of this Annual Report on Form 10-K

3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

3.1	Restated Certificate of Incorporation of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 0-19032).

3.2	Bylaws of Registrant, as amended, (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 0-19032).

3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock (which is incorporated herein by reference to Exhibit A of Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

4.1	Amended and Restated Preferred Shares Rights Agreement dated as of October 18, 1999, between Atmel Corporation and BankBoston, N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

10.1+	1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991).

10.2+	1991 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).

10.3+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19032).

10.4+	1996 Stock Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 0-19032).

10.5	Indenture, dated as of April 21, 1998, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture) (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-59261) filed on July 16, 1998).

10.6	First Supplemental Indenture, dated as of October 15, 1999, to Indenture dated as of April 21, 1998, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).

10.7	Registration Rights Agreement dated as of April 21, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-59261) filed on July 16, 1998).

10.8	Indenture, dated as of May 23, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture) (which is incorporated herein by reference to

Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-63996) filed on June 27, 2001).

10.9	Registration Rights Agreement dated as of May 23, 2001, by and among the Registrant and Morgan Stanley & Co. Incorporated, Credit Lyonnais Securities (USA) Inc. and Needham & Company, Inc. (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-63996) filed on June 27, 2001).

21.1	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature pages hereof)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management compensatory plan, contract or arrangement.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION

March 25, 2005	By:	/s/ George Perlegos

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on March 25, 2005 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ George Perlegos (George Perlegos)	President, Chief Executive Officer and Director (principal executive officer)

/s/ Francis Barton (Francis Barton)	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ Gust Perlegos (Gust Perlegos)	Director

/s/ Tsung-Ching Wu (Tsung-Ching Wu)	Director

/s/ T. Peter Thomas (T. Peter Thomas)	Director

/s/ Norm Hall (Norm Hall)	Director

/s/ Pierre Fougere (Pierre Fougere)	Director

/s/ Dr. Chaiho Kim (Dr. Chaiho Kim)	Director

/s/ David Sugishita (David Sugishita)	Director

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 0-19032).

3.2	Bylaws of Registrant, as amended, (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 0-19032).

3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock (which is incorporated herein by reference to Exhibit A of Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

4.1	Amended and Restated Preferred Shares Rights Agreement dated as of October 18, 1999, between Atmel Corporation and BankBoston, N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

10.1+	1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991).

10.2+	1991 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).

10.3+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19032).

10.4+	1996 Stock Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Commission File No. 0-19032).

10.5	Indenture, dated as of April 21, 1998, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture) (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-59261) filed on July 16, 1998).

10.6	First Supplemental Indenture, dated as of October 15, 1999, to Indenture dated as of April 21, 1998, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).

10.7	Registration Rights Agreement dated as of April 21, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-59261) filed on July 16, 1998).

10.8	Indenture, dated as of May 23, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture) (which is incorporated herein by reference to

Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-63996) filed on June 27, 2001).

10.9	Registration Rights Agreement dated as of May 23, 2001, by and among the Registrant and Morgan Stanley & Co. Incorporated, Credit Lyonnais Securities (USA) Inc. and Needham & Company, Inc. (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-63996) filed on June 27, 2001).

21.1	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature pages hereof)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management compensatory plan, contract or arrangement.