Form 10-Q
period 2005-03-31
ATMEL CORP
filed 2005-05-10
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2005

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

(408) 441-0311
(Registrant’s telephone number)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

On April 28, 2005, the Registrant had 480,448,101 outstanding shares of Common Stock.

ATMEL CORPORATION

FORM 10-Q

QUARTER ENDED MARCH 31, 2005

--------------------------------------------------------------------------------

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Atmel Corporation

Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$322,847	$346,350
Short-term investments	48,298	58,858
Accounts receivable, net of allowance for doubtful accounts of $9,662 in 2005 and $10,043 in 2004	242,966	228,544
Inventories	334,155	346,589
Other current assets	96,175	91,588

Total current assets	1,044,441	1,071,929
Fixed assets, net	1,134,065	1,204,852
Intangible and other assets	44,771	46,742

Total assets	$2,223,277	$2,323,523

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$136,937	$141,383
Trade accounts payable	198,976	245,240
Accrued and other liabilities	245,147	208,942
Deferred income on shipments to distributors	16,850	18,124

Total current liabilities	597,910	613,689
Long-term debt less current portion	124,194	110,302
Convertible notes	216,176	213,648
Other long-term liabilities	267,151	274,288

Total liabilities	1,205,431	1,211,927

Commitments and contingencies (Note 13)
Stockholders’ equity
Common Stock	480	478
Additional paid-in capital	1,287,452	1,281,235
Accumulated other comprehensive income	232,061	289,009
Accumulated deficit	(502,147)	(459,126)

Total stockholders’ equity	1,017,846	1,111,596

Total liabilities and stockholders’ equity	$2,223,277	$2,323,523

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2005	2004

Net revenues	$419,777	$407,395

Operating expenses

Cost of revenues	332,775	286,761

Research and development	68,721	56,644

Selling, general and administrative	52,316	43,217

Total operating expenses	453,812	386,622

Income (loss) from operations	(34,035)	20,773

Interest and other expenses, net	(3,923)	(5,896)

Income (loss) before income taxes	(37,958)	14,877

Provision for income taxes	(5,063)	(3,868)

Net income (loss)	$(43,021)	$11,009

Basic net income ( loss) per share	$(0.09)	$0.02

Diluted net income (loss) per share	$(0.09)	$0.02

Shares used in basic net income (loss) per share calculations	479,609	474,527

Shares used in diluted net income (loss) per share calculations	479,609	485,872

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2005	2004
Cash from operating activities
Net income (loss)	$(43,021)	$11,009
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	77,677	73,041
Unrealized losses on derivative contracts	7,055	708
Loss on sales of fixed assets	25	156
Provision for (recovery of) doubtful accounts receivable	(33)	66
Accrued interest on zero coupon convertible debt	2,528	2,412
Accrued interest on other long term debt	986	1,267
Changes in operating assets and liabilities
Accounts receivable	(14,483)	(4,860)
Inventories	7,780	(16,505)
Current and other assets	(10,359)	(760)
Trade accounts payable	(8,543)	6,482
Accrued and other liabilities	25,377	19,492
Deferred income on shipments to distributors	(1,274)	3,515

Net cash provided by operating activities	43,715	96,023

Cash from investing activities
Acquisition of fixed assets	(86,961)	(36,317)
Sales of fixed assets	—	930
Payments for intangible and other assets	(2,150)	—
Decrease in restricted cash	—	26,128
Purchase of investments	(2,337)	(21,981)
Sale or maturity of investments	12,867	8,832

Net cash used in investing activities	(78,581)	(22,408)

Cash from financing activities
Proceeds from equipment financing and other debt	54,005	—
Principal payments on capital leases and other debt	(36,942)	(40,617)
Issuance of common stock	6,222	5,233

Net cash provided by (used in) financing activities	23,285	(35,384)

Effect of exchange rate changes on cash and cash equivalents	(11,922)	(9,977)

Net increase (decrease) in cash and cash equivalents	(23,503)	28,254

Cash and cash equivalents at beginning of period	346,350	385,887

Cash and cash equivalents at end of period	$322,847	$414,141

Supplemental cash flow disclosures:
Interest paid	$8,329	$5,976
Income taxes paid, net	7,029	8,923
Change in accounts payable due to fixed asset purchases	(43,890)	19,839
Fixed assets acquired under capital leases	54,005	5,458

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

1. Summary of Significant Accounting Policies

     Basis of Presentation

     These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or Atmel) and its subsidiaries as of March 31, 2005 and the results of operations and the cash flows for the three-month periods ended March 31, 2005, and 2004. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The December 31, 2004, year-end condensed balance sheet data was derived from the audited consolidated financial statements and does not include all of the disclosures required by generally accepted accounting principles. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Certain prior period amounts have been reclassified to conform to current presentations and such reclassifications did not have any effect on the prior periods’ net income.

     Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis for raw materials and purchased parts; and an average-cost basis for work in progress) or market, and are comprised of the following:

	March 31, 2005	December 31, 2004
Raw materials and purchased parts	$14,656	$18,006
Work in progress	237,152	246,717
Finished goods	82,347	81,866

Inventory	$334,155	$346,589

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

     Grant Recognition

     Grants from government organizations are amortized as a reduction of expenses over the period the related obligations are fulfilled. During the first quarter of 2005, the Company entered into new grant agreements with several French government agencies. Recognition of future benefits will depend on the Company’s achievement of certain investment and employment goals. During the three-month period ended March 31, 2005 and 2004, the Company recognized $10,180 and $7,044 of grant benefits.

     Stock-Based Compensation

Atmel has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No.123”), Accounting for Stock Based Compensation amended by SFAS No. 148. Accordingly, no compensation cost has been recognized for the 1986 Incentive Stock Option Plan, the 1996 Stock Plan or for grants made under the 1991 Employee Stock Purchase Plan (“ESPP”). If the compensation cost for the 1986 Plan, the 1996 Plan and the ESPP had been determined based on the fair value at the grant date consistent with the provisions of SFAS No.123, Atmel’s net income (loss) per share for the three-month periods ended March 31, 2005, and March 31, 2004 would have been adjusted to the pro forma amounts indicated below:

	Three months ended
	March 31,
	2005	2004
Net income (loss) – as reported	$(43,021)	$11,009
Add: employee stock-based compensation expense included in net income (loss) as reported, net of tax effects	—	—
Deduct: employee stock-based compensation expense based on fair value method, net of tax effects	(4,351)	(4,047)

Net income (loss) – pro forma	$(47,372)	$6,962

Basic net income (loss) per share – as reported	$(0.09)	$0.02
Basic net income (loss) per share – pro forma	$(0.10)	$0.01
Diluted net income (loss) per share – as reported	$(0.09)	$0.02
Diluted net income (loss) per share – pro forma	$(0.10)	$0.01

     The fair value of each option grant for both the 1986 Plan and the 1996 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2005	2004
Risk-free interest	3.88%	2.99%
Expected life (years)	5.17-6.94	5.02 - 5.89
Expected volatility	93%	93%
Expected dividend yield	0%	0%

     The fair value of each purchase under the ESPP is estimated on the date at the beginning of the offering period using the Black-Scholes option-pricing model with substantially the same assumptions as the option plans but with expected lives of 0.5 years. The weighted average fair values of ESPP purchases during the three-month periods ended March 31, 2005 and 2004, were $1.01 and $1.44, respectively.

     The effects of applying SFAS No.123 on the pro forma disclosures for the three-month periods ended March 31, 2005 and 2004, are not likely to be representative of the effects on pro forma disclosures in future periods.

     Recent Accounting Pronouncements:

     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123.This Statement supersedes APB No. 25, which is the basis for our current policy on accounting for stock-based compensation described above. SFAS No. 123R will require companies to recognize as an expense in the Statement of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees. Pro-forma disclosures about the fair value method and the impact on net loss and net loss per share appear above. Under the methods of adoption allowed by the standard, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The fair value of unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the Statement of Operations. Previously reported amounts may be restated to reflect the SFAS No. 123R amounts in the Statement of Operations.

     In April, 2005, the SEC announced that registrants previously required to adopt SFAS No. 123R’s provisions on share-based payment at the beginning of the first interim period after June 15, 2005 may now adopt the provisions at the beginning of their first annual period beginning after June 15, 2005.

     The Company is evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and net income (loss) per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, (“SAB No. 107”). The interpretations in SAB No. 107 express views of the SEC staff regarding SFAS No. 123R and provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will consider the guidance in SAB No. 107 when it adopts SFAS No. 123R in the three-month period ending March 31, 2006.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of Accounting Principles Board Opinion No. 29 (“APB No. 29”). The guidance in APB No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that gains or losses on exchanges of nonmonetary assets may be recognized based on the differences in the fair values of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle which allowed the asset received to be recognized at the book value of the asset surrendered. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for

“exchanges of nonmonetary assets that do not have commercial substance”. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement should be applied prospectively, and are effective for the Company for nonmonetary asset exchanges occurring from the third quarter of 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in the first quarter of 2005. The adoption of this statement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

2. Short-Term Investments

     Short-term investments as of March 31, 2005 and December 31, 2004 are primarily comprised of United States of America (“U.S.”) and foreign corporate debt securities, U.S. government and municipal agency debt securities, commercial paper, and guaranteed variable annuities.

     All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders’ equity. Realized gains are recorded based on the specific identification method. For the three-month periods ended March 31, 2005 and 2004, there were no net realized gains on short-term investments. The carrying amount of the Company’s investments is shown in the table below:

	March 31, 2005		December 31, 2004

	Book	Market	Book	Market
	Value	Value	Value	Value
U.S. Government obligations	$998	$998	$998	$998
State and municipal securities	1,454	1,452	798	796
Corporate securities and other obligations	45,297	45,848	56,555	57,064

Subtotal	47,749	48,298	58,351	58,858

Unrealized gains	715	—	666	—
Unrealized losses	(166)	—	(159)	—

Net unrealized gains	549	—	507	—

Total	$48,298	$48,298	$58,858	$58,858

     Contractual maturities of available-for-sale debt securities as of March 31, 2005, were as follows:

Due within one year	$6,926
Due in 1-5 years	6,402
Due in 5-10 years	3,934
Due after 10 years	30,487

Total	$47,749

     The following table shows the gross unrealized losses and fair value of the Company’s investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category as of March 31, 2005:

	Less than 12 months		Greater than 12 months
	Fair	Unrealized	Fair	Unrealized
	Value	losses	Value	losses

U.S. government and agency securities	$998	$(1)	$—	$—
Corporate and municipal debt securities	13,689	(16)	3,635	(149)

Total	$14,687	$(17)	$3,635	$(149)

     The Company considers the unrealized losses in the table above to not be “other than temporary” due primarily to their nature, quality and short term holding.

3. Intangible Assets

     Intangible assets as of March 31, 2005, are included in Intangibles and Other Assets in the condensed consolidated balance sheets and consisted of the following:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets

Core / Licensed Technology	$100,118	$(79,499)	$20,619
Non-Compete Agreement	306	(202)	104
Patents	1,377	(624)	753

Total Intangible Assets	$101,801	$(80,325)	$21,476

     Intangible assets as of December 31, 2004, consisted of the following:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets

Core / Licensed Technology	$100,118	$(76,985)	$23,133
Non-Compete Agreement	306	(164)	142
Patents	1,377	(509)	868

Total Intangible Assets	$101,801	$(77,658)	$24,143

     Intangible amortization expense for the three-month periods ended March 31, 2005, and March 31, 2004, totaled $2,667 and $3,229, respectively. The following table presents the estimated future amortization of net intangible assets:

Amount
2005 (April 1 through December 31)	$8,312
2006	7,177
2007	5,205
2008	782
2009	—

Total estimated future amortization	$21,476

4. Borrowing Arrangements

     Information with respect to Atmel’s debt and capital lease obligations is shown in the following table:

	March 31, 2005	December 31, 2004

Various interest-bearing notes	$72,039	$71,391
Line of credit	15,000	15,000
Convertible notes	216,176	213,648
Capital lease obligations	174,092	165,294

	477,307	465,333
Less amount due within one year	(136,937)	(141,383)

Long-term debt due after one year	$340,370	$323,950

     Maturities of the debt and capital lease obligations are as follows:

	Convertible	Long-Term Debt
	Notes	& Capital Leases	Total

2005 (April 1 through December 31)	$—	$119,901	$119,901
2006	228,033	88,193	316,226
2007	—	49,575	49,575
2008	335	11,426	11,761
2009	—	5,264	5,264
Thereafter	—	1,336	1,336

	228,368	275,695	504,063
Less amount representing interest	(12,192)	(14,564)	(26,756)

Total	$216,176	$261,131	$477,307

     On February 28, 2005, the Company entered into an equipment financing arrangement in the amount of 40,685 Euro or $54,005 which is repayable in quarterly installments over three years. The stated interest rate is based on 90-day Euro Interbank Offered Rate (“Euribor”) plus 2.25%. This equipment financing is collateralized by the financed assets.

     In May 2001, the Company completed a sale of zero coupon convertible notes, due 2021, which raised $200,027. The notes are convertible at any time, at the option of the holder, into the Company’s common stock at the rate of 22.983 shares per $1 (one thousand dollars) principal amount. The effective interest rate of the debentures is 4.75% per annum. The notes will be redeemable for cash, at the Company’s option, at any time on or after May 23, 2006 in whole or in part at redemption prices equal to the issue price plus accrued original issue discount. At the option of the holders on May 23, 2006, May 23, 2011, and May 23, 2016, the Company may be required to repurchase the notes at prices equal to the issue price plus accrued original issue discount through date of repurchase. The Company may elect to pay the repurchase price in cash, in shares of common stock or in any combination of the two.

5. Derivative Instruments

     The Company conducts business on a global basis in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. The Company uses derivative instruments to help manage exposures to foreign currency risk. The Company’s objective in holding derivatives is to minimize the volatility of earnings and cash flows associated with changes in foreign currency exchange rates.

     The Company recognizes derivative instruments, all of which are foreign currency forward contracts, as either assets or liabilities on the Condensed Consolidated Balance Sheets and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the designation at inception. The Company does not enter into foreign exchange forward contracts for trading purposes.

     Gains and losses on contracts intended to offset foreign exchange gains or losses from the revaluation of current assets and liabilities, including inter-company balances, denominated in currencies other than the functional currency are included in interest and other expenses, net, in the Condensed Consolidated Statements of Operations. The Company’s foreign exchange forward contracts related to current assets and liabilities generally range from one to three months in original maturity. As of March 31, 2005, the notional value of forward contracts outstanding was 187,000 Euro or a fair value of $242,863 and 1,000,000 Yen or a fair value of $9,348. As of December 31, 2004, the notional value of forward contracts outstanding was 102,000 Euro or a fair value of $138,168. The unrealized loss on the Company’s outstanding forward contracts for the three-month periods ended March 31, 2005 and 2004, was $(6,891) and $(858), respectively, and has been included within interest and other expenses, net offset by the related unrealized gain on the revaluation of the related current assets and liabilities.

     The Company periodically hedges forecasted transactions related to certain anticipated foreign currency operating expenses, primarily related to European manufacturing subsidiaries, with forward contracts. These contracts are designated as cash flow hedges. As of March 31, 2005 and December 31, 2004, the effective portion of the derivative’s (loss) gain, reported as a component of accumulated other comprehensive income, was $(3,917) and $3,918, respectively. These amounts are reclassified into cost of revenues when the related expenses are recognized. For the three-month periods ended March 31, 2005 and 2004, the effective portion of the derivative’s gain (loss) that was reclassified into cost of revenues was $1,588 and $(1,720), respectively. The ineffective portion of the gain or loss, if any, is reported in interest and other expenses, net immediately. For the three-month periods ended March 31, 2005, and 2004, the amounts recognized in earnings for hedge ineffectiveness and the time value excluded from effectiveness testing, were not material. As of March 31, 2005, outstanding cash flow hedges, which have maturities of up to six months, had a notional value of 130,000 Euro or a fair value of $168,838. As of December 31, 2004, outstanding cash flow hedges, which have maturities of up to three months, had a notional value of 90,000 Euro or a fair value of $121,883.

     The fair value of derivative instruments as of March 31, 2005 was a net liability of $10,972. The fair value of derivative instruments as of December 31, 2004 was a net asset of $7,397. These amounts are included in other current assets or in accrued and other liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

6. Retirement Plans

The Company sponsors defined benefit pension plans that cover substantially all French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The plans are non-funded. Pension liabilities and charges to expense are based upon various assumptions, updated annually, including discount rates, future salary increases, employee turnover, and mortality rates. Retirement Plans consist of two types of plans. The first plan type provides for termination benefits paid to employees only at retirement, and consists of approximately one to five months of salary. This structure covers primarily the Company’s French employees. The second plan type provides for defined benefit payouts for remaining employee’s post-retirement life, and covers primarily the Company’s German employees. The aggregate net pension cost relating to the two plan types for the three-month periods ended March 31, 2005 and 2004, included the following components:

	Three Months Ended March 31
	2005	2004

Service cost-benefits earned during the period	$619	$355
Interest cost on projected benefit obligation	554	390
Amortization of prior service cost	31	100

Net pension cost	$1,204	$845

          As previously disclosed in the Consolidated Financial Statements in Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company expects to make approximately $897 in benefit payments in 2005, including $165 paid in the three-month period ended March 31, 2005.

7. Restructuring and Asset Impairment Charges

          The following table summarizes the activity related to the restructuring accrual during the three-months ended March 31, 2005:

	December 31,		March 31,
	2004	Payments	2005

Restructuring accrual	$10,919	$172	$10,747

          The restructuring accrual balance of $10,747 at March 31, 2005 related to a long-term supplier contract and will be paid out over the next 9 years. The current balance of $1,131 is recorded in accrued and other liabilities on the Condensed Consolidated Balance Sheets. The long-term balance of $9,616 is recorded in other long-term liabilities on the Condensed Consolidated Balance Sheets.

8. Accumulated Other Comprehensive Income (Loss)

          The components of accumulated other comprehensive income (loss) as of March 31, 2005, and December 31, 2004, are as follows:

	March 31,	December 31,
	2005	2004
Foreign currency translation	235,429	284,584
Unrealized gain (loss) on derivative instruments	(3,917)	3,918
Unrealized gains on investments	549	507

Accumulated other comprehensive income:	232,061	289,009

9. Net Income (Loss) Per Share

          Basic net income (loss) per share is computed by using the weighted average number of common shares outstanding during that period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, warrants and convertible securities for all periods.

	Three months ended
	March 31,
	2005	2004

Basic and diluted net income (loss)	$(43,021)	$11,009

Weighted-average shares — basic net income (loss) per share calculations	479,609	474,527
Dilutive effect of stock options	—	11,345

Weighted-average shares — diluted net income (loss) per share calculations	479,609	485,872

Basic net income (loss) per share	$(0.09)	$0.02
Diluted net income (loss) per share	$(0.09)	$0.02

          The following table summarizes antidilutive securities which were not included in the “Weighted-average shares — diluted net income (loss) per share calculations” used for calculation of diluted net income (loss) per share:

	Three months ended
	March 31,
	2005	2004

Employee stock options	31,431	19,113
Common stock equivalent shares associated with convertible notes	67,555	30,526

Total shares excluded from per share calculation	98,986	49,639

Average closing stock price used in computing the number of common stock equivalent shares	$3.20	$6.76

          As disclosed in Note 4, the convertible bond holders have the right to put the notes back to the Company at specific future dates, in which case the Company may elect to settle the notes in shares or cash. In accordance with EITF Topic D-72, the calculation of the number of common stock equivalent shares associated with the convertible notes assumes that the notes will be settled in shares at the then fair value. As a result, the number of common stock equivalent shares associated with convertible notes is computed by dividing the total outstanding balance (principal plus interest) of the convertible notes by the average closing sales price of the Company’s common stock for the applicable period.

          This calculation assumes the Company would repurchase the convertible notes using only common stock at the average stock price for the related period and no cash. In the event of redemption of the convertible notes, the actual conversion price will depend on future market conditions.

10. Interest and Other Expenses, Net

     Interest and other expenses, net, is summarized in the following table:

	Three months ended
	March 31,
	2005	2004

Interest and other income	$1,701	$3,106
Interest expense	(6,068)	(7,623)
Foreign exchange transaction gains (losses)	444	(1,379)

Total	$(3,923)	$(5,896)

11. Income Taxes

          For the three-month period ended March 31, 2005, the Company recorded an income tax expense of $5,063 compared to an income tax expense of $3,868 for the three-month period ended March 31, 2004.

          The provision for income taxes for these periods relates to certain profitable foreign subsidiaries, as the Company is not recognizing any tax benefits for unprofitable entities where there is a full-valuation allowance provided against their related deferred tax assets. As a result, the provision for income taxes was at a higher effective rate than the Company expected in the first quarter of 2005 if all entities were profitable.

          The Internal Revenue Service (“IRS”) has completed its audit of the Company’s U.S. income tax returns for the years 2000 and 2001 and has proposed various adjustments to these income tax returns pursuant to its review. The Company will continue to work through the matter with the IRS, including utilization of the appeals process as necessary.

          While the Company currently believes that the resolution of this matter with the IRS for the 2000 and 2001 tax years will not have a material adverse impact on the Company’s financial position or overall trends in results of operations, the outcome is subject to uncertainties. Should the Company be unable to obtain agreement with the IRS on the various proposed adjustments, there exists the possibility of an adverse material impact on the results of operations and financial position of the Company. The Company has recorded its best estimate of the potential impact of the IRS audit for the years in question consistent with its accounting policy regarding income taxes. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for further explanation of the Company’s accounting policies regarding income taxes.

12. Segment Reporting

          The Company designs, develops, manufactures and sells a wide range of semiconductor integrated circuit products. The Company has four product families, each of which is a reportable segment. The segments represent management’s view of the Company’s businesses and how it allocates Company resources and measures performance of its major components. In addition, each segment comprises product families with similar requirements for design, development and marketing. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits. Atmel’s four reportable segments are as follows:

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

          Microcontroller segment includes a variety of proprietary and standard microcontrollers, the majority of which contain embedded nonvolatile memory, and military and aerospace application specific products.

          Nonvolatile Memory segment includes serial and parallel interface electrically erasable programmable read only memories (“EEPROMs”), serial and parallel interface Flash memories, and erasable programmable read only memories (“EPROMs”) for use in a broad variety of customer applications.

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

Information about segments:

		Micro-		RF and
	ASIC	controller	NVM	Automotive	Total

Three Months ended March 31, 2005
Net revenues	$150,151	$77,625	$99,686	$92,315	$419,777
Segment operating income (loss)	(35,328)	11,577	(7,753)	(2,531)	(34,035)

Three Months ended March 31, 2004
Net revenues	$146,075	$89,527	$105,774	$66,019	$407,395
Segment operating income (loss)	(12,539)	29,865	(4,816)	8,263	20,773

          Geographic sources of revenues for each of the three-month periods ended March 31, 2005 and 2004, (revenues are attributed to countries based on delivery locations):

	Three months ended
	March 31,
	2005	2004

United States	$53,961	$70,758
Germany	44,899	45,148
France	40,840	33,845
UK	9,750	8,478
Japan	12,296	15,019
China including Hong Kong	86,472	84,907
Singapore	68,025	37,935
Rest of Asia-Pacific	52,498	57,921
Rest of Europe	44,751	44,137
Rest of World	6,285	9,247

Total Revenues	$419,777	$407,395

     Locations of long-lived assets as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004

United States	$307,257	$323,831
Germany	22,607	26,380
France	423,432	459,312
UK	368,319	382,068
Japan	57	63
China including Hong Kong	576	410
Rest of Asia-Pacific	9,855	8,815
Rest of Europe	12,689	14,024

Total Long Lived Assets	$1,144,792	$1,214,903

13. Commitments and Contingencies

     Legal Proceedings:

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

     Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by Atmel. The complaint sought unspecified damages, costs and attorneys’ fees. Atmel disputed Agere’s claims. A jury trial for this action commenced on March 1, 2005 and on March 22, 2005, the jury returned a decision in favor of Atmel. This decision is appealable.

     Philips Corporation (“Philips”) filed suit against Atmel in the United States District Court, Southern District of New York, on October 30, 2001 for infringement of its patent, seeking injunctive relief against the alleged infringement and damages. Atmel filed counterclaims that the patent in suit is invalid and not infringed by Atmel. In August 2004, Atmel and Philips reached a confidential settlement agreement mutually releasing each other from all claims relating thereto. Amounts required to be paid under this settlement have been paid in full, the last payment of which was made in the first quarter of 2005.

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

     On February 19, 2003, a derivative class action entitled Cappano v. Perlegos, et al., was filed in the Superior Court for the State of California for the County of Santa Clara against certain directors, officers and a former officer of Atmel, and Atmel was also named as a nominal defendant. The Complaint alleged that between January 2000 and July 31, 2002, defendants breached their fiduciary duties to Atmel by permitting it to sell defective products to customers. The Complaint sought unspecified damages and equitable relief as against the individual defendants. Atmel demurred on Plaintiffs’ Second Amended Compliant and, on January 4, 2005, the Court dismissed the action without leave to amend.

     Warranty Liability:

     The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The majority of products are generally covered by a warranty typically ranging from 90 days to one year.

     The following table summarizes the activity related to the product warranty liability during the three-month periods ended March 31, 2005 and 2004:

	2005	2004
Balance at beginning of period	$10,495	$9,998
Accrual for warranties during the period (including exchange rate impact)	1,607	1,464
Change in accrual relating to preexisting warranties (including change in estimates)	(702)	(152)
Settlements made (in cash or in kind) during the period	(1,776)	(1,464)

Balance at end of period	$9,624	$9,846

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

     Purchase Commitments:

     At March 31, 2005, the Company had outstanding commitments for purchases of capital equipment of $26,590, which are expected to be delivered over the next several quarters.

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations

          You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2004.

Forward Looking Statements

          You should read the following discussion of our financial condition and results of operations in conjunction with our Condensed Consolidated Financial Statements and the related “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2005 and our expectations regarding the effects of exchange rates. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Trends, Uncertainties and Risks,” and elsewhere in this Form 10-Q and similar discussions in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-Q.

OVERVIEW

          We are a leading provider of semiconductor integrated circuits (“ICs”) products. We leverage our expertise in nonvolatile memories by combining them with microcontrollers, digital signal processors, Radio Frequency (“RF”) devices, and other logic to enable our customers to rapidly introduce leading edge electronic products that are differentiated by higher performance, advanced features, lower cost, smaller size, longer battery life and more memory. Our products are used primarily in the following markets: communications, computing, consumer electronics, storage, security, automotive, military and aerospace.

          We design, develop, manufacture and sell our products. We develop process technologies ourselves to ensure they provide the maximum possible performance. We manufacture more than 97% of our products in our own wafer fabrication facilities (“fabs”).

          Net revenues during the three-month period ended March 31, 2005, increased 3%, or $13 million, to $420 million as compared to $407 million for the three-month period ended March 31, 2004, primarily due to growth in our ASIC and RF and Automotive business units. Gross margin decreased to 21% for the three-month period ended March 31, 2005, compared to 30% for the three-month period ended March 31, 2004, primarily due to pricing pressures on certain products, lower-than-expected manufacturing yields, increase in inventory reserves, and unfavorable impact from costs denominated in foreign currencies.

          During the three-month period ended March 31, 2005, changes in foreign exchange rates had a significant impact on net revenues and operating costs. Had average exchange rates during the three-month period ended March 31, 2005, remained the same as the average exchange rates in effect for the three-month period ended March 31, 2004, our reported net revenues in the three-month period ended March 31, 2005, would have been approximately $5 million lower, while our operating costs would have been approximately $17 million lower (cost of revenues, $12 million; research and development, $3 million; sales, general and administrative, $2 million). The net effect of less favorable exchange rates for the three-month period ended March 31, 2005 compared to the average exchange rates for the three-month period ended March 31, 2004 resulted in an increase in our loss from operations of $12 million.

          During the three-month period ended March 31, 2005, we had a loss from operations of $34 million, compared to income from operations of $21 million for the three-month period ended March 31, 2004. The change from the prior period resulted primarily from lower gross margins, higher operating expenses and unfavorable foreign exchange rates.

          Although we incurred a net loss for the three-month period ended March 31, 2005, we still generated cash from operating activities, as we had in prior quarters. In the years 2002 through 2004, we have used this cash flow to significantly reduce our outstanding debt. During this period, we also made significant investments in advanced manufacturing processes and related equipment. During the three-month periods ended March 31, 2005 and 2004, we paid $87 million and $36 million, respectively, for new equipment necessary to maintain our competitive position technologically as well as to increase capacity.

          As of March 31, 2005, our cash and cash equivalents, and short-term investment balances totaled $371 million, down from $405 million as of December 31, 2004, while total indebtedness increased from $465 million to $477 million during the same period.

RESULTS OF OPERATIONS

          The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

	Three Months Ended
	March 31,
	2005	2004
Net revenues	100%	100%

Operating expenses
Cost of revenues	79	70
Research and development	16	14
Selling, general and administrative	13	11

Total operating expenses	108	95

Income (loss) from operations	(8)	5
Interest and other expenses, net	(1)	(1)

Income (loss) before income taxes	(9)	4
Provision for income taxes	(1)	(1)

Net income (loss)	(10)%	3%

Net Revenues

          Net revenues during the three-month period ended March 31, 2005, increased 3%, or $13 million, to $420 million as compared to $407 million for the three-month period ended March 31, 2004, primarily due to growth in our ASIC and RF and Automotive business units.

Net Revenues — By Segment

          Our operating segments comprise: (1) ASIC; (2) Microcontroller; (3) Nonvolatile Memory; and (4) RF and Automotive.

          Our net revenues by segment for the three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004 are summarized as follows (in thousands):

	Three Months Ended
	March 31,			Percent
Segment	2005	2004	Change	Change

ASIC	$150,151	$146,075	$4,076	3%
Microcontroller	77,625	89,527	(11,902)	(13)%
Nonvolatile Memory	99,686	105,774	(6,088)	(6)%
RF and Automotive	92,315	66,019	26,296	40%

Net revenues	$419,777	$407,395	$12,382	3%

ASIC

          ASIC segment revenues increased by 3% or $4 million to $150 million for the three-month period ended March 31, 2005, as compared with the three-month period ended March 31, 2004. The first quarter of 2005 saw higher unit shipments, partially offset by lower average selling prices. The majority of this growth came from increased revenues in Smart Card IC and ARM-based digital products. Smart Card IC products saw growing demand for applications requiring small memory with high security, such as GSM cell phone applications, bank cards and set-top boxes. ARM-based digital products benefited from introduction of new design wins for “Disk-on-Key” and other consumer-type electronics.

          Although many of the products within the ASICs business segment are profitable, currently Smart Card ICs are not, which makes the entire business segment unprofitable. It is our intention to improve profitability for our Smart Card ICs through planned die-size reductions and improved process yields. Due to competitive pricing pressures, conditions may remain challenging for Smart Card IC products for the foreseeable future.

Microcontroller

          Microcontroller segment revenues decreased 13% or $12 million to $78 million for the three-month period ended March 31, 2005 as compared to $90 million for three-month period ended March 31, 2004. The decrease in segment revenues related primarily to the large sale of end-of-life Military and Aerospace application specific standard products in 2004 that was not repeated in 2005.

Nonvolatile Memory

          Nonvolatile Memory segment revenues decreased 6% or $6 million to $100 million for the period ended March 31, 2005 as compared to $106 million for the period ended March 31, 2004.

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

RF and Automotive

          RF and Automotive segment revenues increased by 40% or $26 million to $92 million for the three-month period ended March 31, 2005, as compared to $66 million for the three-month period ended March 31, 2004. During the three-months ended March 31, 2005, revenue increased primarily due to significant increases in sales of SiGe BiCMOS products that are sold for implementation into CDMA handsets. In addition, we have a significant presence in the European automotive sector, which has given us a steady customer base utilizing our products for function controllers, as well as ASSP’s for power train, convenience, and safety systems. RF communication applications include GPS and car radio products.

Net Revenues — By Geographic Area

Our net revenues by geographic areas are summarized as follows (revenues are attributed to countries based on delivery locations):

	Three Months Ended
(in thousands)	March 31,			Percent
Region	2005	2004	Change	Change

North America	$53,961	$71,481	$(17,520)	(25)%
Europe	140,240	131,608	8,632	7%
Asia	219,291	195,783	23,508	12%
Other *	6,285	8,523	(2,238)	(26)%

Total Net Revenues	$419,777	$407,395	$12,382	3%

*	Primarily includes Philippines, South Africa, and Central and South America

          Net revenues have increased significantly in Europe and Asia for the three-month period ended March 31, 2005, as compared to the three-month period ended March 31, 2004.

          Sales outside North America accounted for 87% of our net revenues for the three-month period ended March 31, 2005, as compared to 82% of our net revenues for the three-month period ended March 31, 2004.

          Our sales to North America decreased $18 million, or 25%, for the three-month period ended March 31, 2005, as compared to the three-month period ended March 31, 2004, due to lower average selling prices partially offset by slightly higher volume shipments.

          Our sales to Europe increased $9 million or 7% for the three-month period ended March 31, 2005, as compared to the three-month period ended March 31, 2004, due to higher volume shipments and an increase in the value of the Euro relative to the U.S. dollar partially offset by lower average selling prices.

          Our sales to Asia increased $24 million, or 12% for the three-month period ended March 31, 2005 as compared to March 31, 2004, primarily due to higher volume shipments partially offset by lower average selling prices.

Revenues and Costs – Impact from Changes to Foreign Exchange Rates

          During the three-month period ended March 31, 2005, approximately 23% of net revenues were denominated in foreign currencies, primarily the Euro. During the three-month period ended March 31, 2004, sales denominated in foreign currencies were approximately 28% of net revenues. Sales in Euros amounted to 22% and 27% of net revenues for the three-month periods ended March 31, 2005 and 2004, respectively. Sales in Japanese yen accounted for 1% of net revenues for the three-month periods ended March 31, 2005, and March 31, 2004.

          During the three-month period ended March 31, 2005, changes in foreign exchange rates had a significant impact on net revenues and operating costs. Had average exchange rates during the three-month period ended March 31, 2005 remained the same as the average exchange rates in effect for the three-month period ended March 31, 2004, our reported net revenues in the three-month period ended March 31, 2005 would have been approximately $5 million lower. However, our foreign currency costs exceed foreign currency revenues. During the three-month period ended March 31, 2005, approximately 61% of our costs were denominated in foreign currencies, primarily the Euro. Had average exchange rates during the three-month period ended

March 31, 2005, remained the same as the average exchange rates in effect for the three-month period ended March 31, 2004, our reported operating costs for the three-month period ended March 31, 2005, would have been approximately $17 million lower (cost of revenues $12 million; research and development, $3 million; sales, general and administrative, $2 million). The net effect of less favorable exchange rates for the three-month period ended March 31, 2005 compared to the average exchange rates for the three-month period ended March 31, 2004 resulted in an increase in our loss from operations of $12 million.

          Starting in the first quarter of 2004, we began a program to hedge a portion of forecasted transactions related to certain foreign currency operating expenses anticipated to occur within twelve months, primarily for European manufacturing subsidiaries, with forward exchange contracts. These contracts are designated as cash flow hedges under SFAS No. 133. These contracts are designed to reduce the short-term impact of exchange rate changes on operating results. Our practice is to hedge exposures for the next 90-180 days. During the three-month period ended March 31, 2005, and for the three-month period ended December 31, 2004, cash flow hedge contracts did reduce our exposure to exchange rate changes, and resulted in a benefit to cost of revenues of $2 million and $4 million, respectively. For the three-month period ended March 31, 2005, the portion of the derivative’s gain reclassified into cost of revenues was $2 million. For the three-month period ended March 31, 2004, the portion of the derivative’s loss reclassified into cost of revenues was $(2) million.

          For comparison purposes, the average exchange rates in effect during the three-month periods ended March 31, 2005, December 31, 2004 and March 31, 2004 for the Euro were 1.31, 1.32 and 1.24 Dollars per Euro, respectively.

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

          Gross margin decreased to 21% for the three-month period ended March 31, 2005, compared to 30% for the three-month period ended March 31, 2004. The 9% decrease in gross margin is due to charges to increase inventory reserves of 2% of revenues, the impact from price erosion on certain products of 3% of revenues, lower-than-expected manufacturing yields of 2% of revenues, and unfavorable impact from costs denominated in foreign currencies of 2% of revenues. Had exchange rates for 2005 remained the same as the average exchange rates in effect for 2004, our reported gross margin would have been increased by 2%.

          In recent periods, average selling prices for some of our semiconductor products have been below manufacturing costs, and accordingly, our results of operations, cash flows and financial condition have been adversely affected. As these charges are recorded in advance of when written-down inventory is sold, subsequent gross margins in the period of sale may be higher than they would be absent the effect of the previous write-downs. Our excess and obsolete inventory write-offs taken in prior years relate to all of our product categories, while lower-of-cost or market reserves relate primarily to our non-volatile memory products and Smart Card IC products.

          We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a $3 million reduction to cost of revenues for such grants for the three-month periods ended March 31, 2005 and 2004.

Research and Development

          Research and Development (“R&D”) expenses during the three-months ended March 31, 2005, increased by $12 million to $69 million from $57 million in the three-month period ended March 31, 2004. Increased spending on 0.09 micron-technology and unfavorable impact of exchange rates were the primary cause for the increase in R&D expense. Had exchange rates for the three-month period ended March 31, 2005, remained the same as the average exchange rates incurred in the three-month period ended March 31, 2004, R&D expenses in the three-month period ended March 31, 2005, would have been $3 million lower than the amount reported.

          We have continued to invest in R&D efforts in a wide variety of product areas and process technologies, including embedded EEPROM CMOS technology, Logic and Flash to be manufactured at 0.13 and 0.09 micron line widths, as well as investments in SiGe BiCMOS technology to be manufactured at 0.18 micron line widths. We have also continued to purchase or license technology in order to bring a broad range of products to market in a timely fashion. We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve.

          We receive R&D grants from various European research organizations, the benefit for which is recognized as an offset to related costs. For the three-month period ended March 31, 2005, we recognized $7 million in research grant benefits, compared to $4 million recognized for the three-month period ended March 31, 2004.

Selling, General and Administrative

          Selling, General and Administrative (“SG&A”), expenses increased 21% or $9 million to $52 million in the three-month period ended March 31, 2005 from $43 million in the three-month period ended March 31, 2004. As a percentage of net revenues, SG&A expenses increased to 12% in the three-month period ended March 31, 2005 compared to 11% in the three-month period ended March 31, 2004. The increase in SG&A expenses in three-month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004 was due to increased spending related to Sarbanes-Oxley Section 404 compliance of $1 million, increased legal expenses of $3 million, increased employee salaries and benefits of $5 million and the negative effect of foreign exchange rate fluctuations. Had exchange rates for the three-month period ended March 31, 2005, remained the same as the average exchange rates incurred in the three-month period ended March 31, 2004, SG&A expenses would have been $2 million lower than the amount reported.

Interest and Other Expenses, Net

          Interest and other expenses, net, decreased by $2 million to $4 million for the three-month period ended March 31, 2005, compared to $6 million for the three-month period ended March 31, 2004. As a percentage of net revenues, interest and other expenses, net was 1% in the three-month periods ended March 31, 2005 and 2004. The decrease in interest and other expenses, net is primarily due to foreign exchange gains of $0.4 million in the three-month period ended March 31, 2005, compared to foreign exchange losses of $1 million for the three-month period ended March 31, 2004. These gains or losses result from the remeasurement of assets and liabilities denominated in currencies other than the respective functional currencies. Reduction of foreign exchange losses results, in part, from our use of derivative instruments, beginning in 2004, to manage exposures to foreign currency risk.

          Interest rates on our outstanding borrowings did not change significantly in the three-month period ended March 31, 2005, as compared to the three-month period ended March 31, 2004.

Income Taxes

          For the three-month period ended March 31, 2005, we recorded an income tax expense of $5 million compared to an income tax expense of $4 million for the three-month period ended March 31, 2004.

          The provision for income taxes for these periods relates to certain profitable foreign subsidiaries, as we are not recognizing any tax benefits for unprofitable entities where there is a full-valuation allowance provided against their related deferred tax assets. As a result, the provision for income taxes was at a higher effective rate than we expected in the first quarter of 2005 if all entities were profitable.

          The Internal Revenue Service (“IRS”) has completed its audit of our U.S. income tax returns for the years 2000 and 2001 and has proposed various adjustments to these income tax returns pursuant to its review. We will continue to work through the matter with the IRS, including utilization of the appeals process as necessary.

          While we currently believe that the resolution of this matter with the IRS for the 2000 and 2001 tax years will not have a material adverse impact on our financial position or overall trends in results of operations, the outcome is subject to uncertainties. Should we be unable to obtain agreement with the IRS on the various proposed adjustments, there exists the possibility of a adverse material impact on our results of operations and financial position. We have recorded our best estimate of the potential impact of the IRS audit for the years in question consistent with our accounting policy regarding income taxes. See our Annual Report on Form 10-K for the year ended December 31, 2004, for further explanation of our accounting policies regarding income taxes.

Liquidity and Capital Resources

          At March 31, 2005, we had a total of $371 million of cash and cash equivalents and short-term investments compared to $405 million at December 31, 2004. Current ratio,

calculated as total current assets divided by total current liabilities, was 1.7 at March 31, 2005 and December 31, 2004. Despite reporting losses during the three-month period ended March 31, 2005, we have generated positive cash flow from operating activities, as net losses include deduction for depreciation and other non-cash charges. Working capital decreased by $11 million to $447 million at March 31, 2005 compared to $458 million at December 31, 2004.

          Operating Activities: Net cash provided by operating activities was $44 million in the three-month period ended March 31, 2005, compared to $96 million in the three-month period ended March 31, 2004. We generated operating cash flow in spite of incurring losses due primarily to depreciation and other non-cash charges. Accounts receivable increased 6% or $14 million to $243 million at March 31, 2005 from $229 million at December 31, 2004. The average days of accounts receivable outstanding (“DSO”) was 52 days at the end of the first quarter of 2005 as compared to 51 days at the end of the fourth quarter of 2004. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures, this could negatively affect our DSO.

          Inventories decreased by $12 million or 4% to $334 million at March 31, 2005 from $346 million at December 31, 2004. Average days of sales in inventory decreased to 93 days at March 31, 2005 as compared to 107 days at December 31, 2004. The decrease is primarily related to increased reserves and higher shipment volumes. Inventories consist of raw wafers, purchased specialty wafers, work in process, and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, increased shipment levels, higher levels of process complexity, and the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.

          Other current assets increased $4 million to $96 million at March 31, 2005 from $92 million at December 31, 2004. This increase relates to higher receivable balances for VAT incurred related to increased European purchase activity during the quarter, offset by a reduction in derivative assets related to the change in foreign currency exchange rates during the first quarter of 2005.

          Investing Activities: Net cash used for investing activities was $79 million at March 31, 2005 compared to $22 million used at March 31, 2004. During the three-month period ended March 31, 2005, we made significant investment in advanced manufacturing processes, and related equipment.

          Financing Activities: Net cash provided by financing activities was $23 million at March 31, 2005, compared to net cash used of $(35) million at March 31, 2004. The change is primarily due to the equipment financing entered into during the three-month period ended March 31, 2005 in the amount of $54 million. We continued to pay down debt, with repayments of principal balances on capital leases and other debt totaling $37 million for the three-month period ended March 31, 2005, compared to $41 million for the three-month period ended March 31, 2004.

          We believe that our existing balance of cash, cash equivalents and short term investments, together with cash flow from operations, equipment lease financing, and other short- and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

          Net increase (decrease) in cash and cash equivalents at March 31, 2005 and 2004 included a decrease of $12 million and $10 million, respectively, due to the effect of exchange rate changes on cash balances denominated in foreign currencies. These cash balances were primarily held in certain subsidiaries in Euro denominated accounts and decreased in value due to the weakening of the Euro compared to the U.S. Dollar during these periods.

          During 2005, we expect our operations to generate positive cash flow; however, a significant portion of this cash will be used to repay debt and make capital investments. The amount of cash we use in 2005 will depend largely on the amount of cash generated from our operations. Currently, we expect our total 2005 cash payments for capital expenditures to be approximately $170 million. In 2005 and future years, our capacity to make significant capital investments will depend on our ability to generate substantial cash flow from operations and on our ability to obtain adequate financing.

Recent Accounting Pronouncements

          In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123.This Statement supersedes APB No. 25, which is the basis for our current policy on accounting for stock-based compensation described in Note 1 of Notes to Condensed Consolidated Financial Statements. SFAS No. 123R will require companies to recognize as an expense in the Statement of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees. Pro-forma disclosures about the fair value method and the impact on net loss and net loss per share appear in Note 1 of Notes to Condensed Consolidated Financial Statements. Under the methods of adoption allowed by the standard, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The fair value of unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the Statement of Operations. Previously reported amounts may be restated to reflect the SFAS No. 123R amounts in the Statement of Operations.

          In April 2005, the SEC announced that registrants previously required to adopt SFAS No. 123R’s provisions on share-based payment at the beginning of the first interim period after June 15, 2005 may now adopt the provisions at the beginning of their first annual period beginning after June 15, 2005.

          We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and net income (loss) per share. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

          In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, (“SAB No. 107”). The interpretations in SAB No. 107 express views of the SEC staff regarding SFAS No. 123R and provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will consider the guidance in SAB No. 107 when it adopts SFAS No. 123R in the three-month period ending March 31, 2006.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of Accounting Principles Board Opinion No. 29 (“APB No. 29”). The guidance in APB No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that gains or losses on exchanges of nonmonetary assets may be recognized based on the differences in the fair values of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle which allowed the asset received to be recognized at the book value of the asset surrendered. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for “exchanges of nonmonetary assets that do not have commercial substance”. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement should be applied prospectively, and are effective for us for nonmonetary asset exchanges occurring from the third quarter of 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in the first quarter of 2005. The adoption of this statement is not expected to have a material impact on our Consolidated Financial Statements.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“ARB No. 43, Chapter 4”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for us for inventory costs incurred beginning in 2006. Earlier application is permitted. The provisions of this Statement should be applied prospectively. The adoption of this statement is not expected to have a material impact on our Consolidated Financial Statements.

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

          Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:

•	the cyclical nature of both the semiconductor industry and the markets addressed by our products

•	ability to meet our debt obligations

•	availability of additional financing

•	the extent of utilization of manufacturing capacity

•	fluctuations in manufacturing yields

•	the highly competitive nature of our markets

•	the pace of technological change

•	natural disasters or terrorist acts

•	political and economic risks

•	fluctuations in currency exchange rates

•	our ability to maintain good relations with our customers

•	integration of new business or products

•	third party intellectual property infringement claims

•	ability of independent assembly contractors to meet our volume, quality, and delivery objectives

•	assessment of internal controls over financial reporting

•	environmental regulations

•	personnel changes

•	business interruptions

•	system integration disruptions, and

•	changes in accounting rules, such as recording expenses for employee stock option grants.

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

          THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS.

          The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The semiconductor industry faced severe business conditions with global semiconductor revenues for the industry declining 32% to approximately $139 billion in 2001, compared to revenues in 2000. The semiconductor industry began to turn around in 2002 with global semiconductor sales increasing modestly by 1% to approximately $141 billion. In 2003, global semiconductor sales increased 18% to $166 billion. Global semiconductor sales in 2004 increased 27% to $211 billion.

          Atmel’s operating results have been harmed by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity and declining gross margins. In the past we have recorded significant charges to recognize impairment in value of our manufacturing equipment, reducing our workforce, and restructuring costs. Our business may be harmed in the future not only by cyclical conditions in the semiconductor industry as a whole but also by slower growth in any of the markets served by our customer products.

          OUR LONG-TERM DEBT COULD HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING, AND OUR ABILITY TO MEET OUR DEBT OBLIGATIONS WILL BE DEPENDENT UPON OUR FUTURE PERFORMANCE.

          As of March 31, 2005, our long-term convertible notes and long-term debt less current portion was $340 million compared to $324 million at December 31, 2004. Our long-term debt (less current portion) to equity ratio was 0.3 at March 31, 2005 and December 31, 2004. Our current debt levels, as well as any increase in our debt-to-equity ratio, could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

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

          WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

          Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We intend to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. Currently, we expect our total 2005 capital expenditures to be approximately $170 million. We may seek additional equity or debt financing to fund further enhancement of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

          IF WE DO NOT SUCCESSFULLY ADJUST OUR MANUFACTURING CAPACITY IN LINE WITH DOWNTURNS IN OUR INDUSTRY OR INCREASES IN DEMAND, OUR BUSINESS COULD BE HARMED.

          We currently manufacture our products at our facilities in Colorado Springs, Colorado; Heilbronn, Germany; Rousset, France; Grenoble, France; Nantes, France; and North Tyneside, United Kingdom.

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

          During economic downturns in our industry, expensive manufacturing machinery may be underutilized or may need to be sold off possibly at significantly discounted prices, in order to reduce costs, although we may continue to be liable to make payments on debt incurred to finance the purchase of such equipment. At the same time, employee and other manufacturing costs may need to be reduced.

          Also, during economic downturns in our industry we may have to reduce our wafer fabrication capacity in order to reduce costs. However, reducing our wafer fabrication capacity involves significant potential costs and delays, particularly in Europe, where we have substantial manufacturing facilities and where the extensive statutory protection of employees imposes substantial costs and delays on their employers when the market requires downsizing. Such costs and delays include compensation to employees and local government agencies, requirements and approvals of governmental and judicial bodies, and losses of governmental subsidies. We may experience labor union objections or other difficulties while implementing a downsizing. Any such difficulties that we experience would harm our business and operating results, either by deterring needed downsizing or by the additional costs of accomplishing it in Europe relative to America or Asia.

          In December 2003, we re-evaluated the status of our Irving, Texas facility, which had been purchased in order to meet potential increased demand, and we reclassified the facility as “held-in-use.” At such time, we also re-evaluated the related fabrication equipment. Due to significant improvements in market conditions, we decided to utilize much of this equipment in other facilities to meet increasing demand. An asset impairment charge of $27.6 million to write down asset values to the lower of their then fair value or original net book value, prior to holding these assets for sale less depreciation relating to the period the assets were held for sale, was recorded in the fourth quarter of 2003. While this facility was held-for-sale, assets were not in use, and were not depreciated. During 2004, the facility and wafer fabrication equipment were depreciated at rates appropriate for each type of asset. Nearly all of the fabrication equipment was re-deployed to other manufacturing facilities that we own. During the fourth quarter of 2004, the building and related improvements were evaluated for impairment based on management’s estimates which considered an outside appraisal, among other factors, in determining fair market value. No additional impairment adjustment was required. As of March 31, 2005, the building and related improvements and land had a book value of $58 million.

          We continue to evaluate the current restructuring and asset impairment accruals as the restructuring plans are being executed and as a result, there may be additional restructuring charges or reversals of previously established accruals.

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

          In addition to the factors described above, our ability to compete successfully depends on a number of factors, including the following:

•	our success in designing and manufacturing new products that implement new technologies and processes

•	our ability to offer integrated solutions using our advanced nonvolatile memory process with other technologies

•	the rate at which customers incorporate our products into their system

•	product introductions by our competitors

•	the number and nature of our competitors in a given market

•	the incumbency of our competitors at potential new customers, and

•	general market and economic conditions

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

          OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.

          Sales to customers outside North America accounted for approximately 83%, 82% and 78% of net revenues in 2004, 2003 and 2002. Sales to customers outside North America accounted for 87% of our net revenues for the three-month period ended March 31, 2005, as compared to 82% of our net revenues for the three-month period ended March 31, 2004. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:

•	greater difficulty in protecting intellectual property

•	greater difficulty in staffing and managing foreign operations

•	reduced flexibility and increased cost of staffing adjustments, particularly in France and Germany

•	greater risk of uncollectible accounts

•	longer collection cycles

•	potential unexpected changes in regulatory practices, including export license requirements, trade barriers, tariffs and tax laws

•	sales seasonality, and

•	general economic and political conditions in these foreign markets

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

          Approximately 73%, 72% and 75% of our net revenues in 2004, 2003 and 2002 were denominated in U.S. dollars. During the three-month period ended March 31, 2005, approximately 77% of our net revenues were denominated in U.S. dollars. During the three-month period ended March 31, 2004, sales denominated in U.S. dollars were approximately 72% of net revenues. In 1998, business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. Approximately 48%, 49% and 43% of net revenues were generated in Asia in 2004, 2003 and 2002. During the three-month period ended March 31, 2005, approximately 52% of our net revenues were generated in Asia. During the three-month period ended March 31, 2004, approximately 48% of our net revenues were generated in Asia.

          REVENUE DENOMINATED IN FOREIGN CURRENCIES COULD DECLINE IF THESE CURRENCIES WEAKEN AGAINST THE DOLLAR, AND WE MAY NOT BE ABLE TO ADEQUATELY HEDGE AGAINST THIS RISK.

          When we take an order denominated in a foreign currency we may receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenues, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, a negative impact on revenues can be partially offset by a positive impact on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in European currencies and yen as a percentage of net revenues were 25% and 1% in 2004, 26% and 2% in 2003 and 22% and 3% in 2002, respectively. Sales denominated in European currencies and yen as a percentage of net revenues were 22% and 1%, respectively, in the three-month period ended March 31, 2005. Sales denominated in European currencies and yen as a percentage of net revenues were 27% and 1%, respectively, in the three-month period ended March 31, 2004. We also face the risk that our accounts receivable denominated in foreign currencies could be devalued if such foreign currencies weaken quickly and significantly against the dollar.

          WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES THAT COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS AND CASH FLOWS.

          Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Our primary exposure relates to operating expenses in Europe, where a significant amount of our manufacturing is located.

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

          Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, in connection with our management’s evaluation of our internal control over financial reporting as of December 31, 2004, management identified two control deficiencies that constitute material weaknesses. As more fully described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, as of December 31, 2004, our management concluded that we did not maintain effective controls over:

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

          Atmel’s management determined that these control deficiencies could result in a misstatement of income taxes payable, deferred income tax assets and liabilities or the related income tax provision, or inventory and cost of revenues, that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute material weaknesses. The above deficiencies resulted in audit adjustments to the financial statements for the fourth quarter of 2004. As a result of the material weaknesses identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2004. See Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

          ACCOUNTING FOR EMPLOYEE STOCK OPTIONS USING THE FAIR VALUE METHOD COULD SIGNIFICANTLY REDUCE OUR NET INCOME.

          In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123.This Statement supersedes APB No. 25, which is the basis for our current policy on accounting for stock-based compensation described in Note 1 of Notes to Condensed Consolidated Financial Statements included in this report. SFAS No. 123R will require companies to recognize as an expense in the Statement of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees. Pro-forma disclosures about the fair value method and the impact on net loss and net loss per share appear in Note 1 of Notes to Condensed Consolidated Financial Statements. Under the methods of adoption allowed by the standard, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The fair value of unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the Statement of Operations. Previously reported amounts may be restated to reflect the SFAS No. 123R amounts in the Statement of Operations.

          In April 2005, the SEC announced that registrants previously required to adopt SFAS No. 123R’s provisions on share-based payment at the beginning of the first interim period after June 15, 2005 may now adopt the provisions at the beginning of their first annual period beginning after June 15, 2005.

          The Company is evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and net income (loss) per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

          In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, (“SAB No. 107”). The interpretations in SAB No. 107 express views of the SEC staff regarding SFAS No. 123R and provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will consider the guidance in SAB No. 107 when it adopts SFAS No. 123R in the quarter ending March 31, 2006.

     OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY IMPACT OUR CASH POSITION AND OPERATING CAPITAL.

     We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Long-term pension benefits payable totaled $42 million at March 31, 2005, and December 31, 2004. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits to be paid for 2005 is expected to be approximately $0.9 million. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments

     During the three-month period ended March 31, 2004, we began to use foreign currency forward exchange contracts to help mitigate the risk to earnings and cash flows associated with currency exchange rate fluctuations. We do not use other derivative financial instruments in our operations.

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

     We have short-term debt, long-term debt, capital leases and convertible notes totaling approximately $477 million at March 31, 2005. Approximately $306 million of these borrowings have fixed interest rates. We have approximately $171 million of floating interest rate debt, of which $115 million is Euro denominated. We do not hedge against this interest rate risk and could be negatively affected should either of these rates increase significantly. A hypothetical 100 basis point increase in interest rates would have had a $1 million adverse impact on income before taxes on our Condensed Consolidated Statements of Operations for the three-month period ended March 31, 2005. While there can be no assurance that fixed or floating interest rates will remain at current levels, we believe that any rate increase will not cause significant negative impact to our operations and to our financial position.

     The following table summarizes our variable-rate debt exposed to interest rate risk as of March 31, 2005. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

							Total
							Variable-rate
							Debt
							Outstanding at
	Payments due by year						March 31,
	2005*	2006	2007	2008	2009	Thereafter	2005
30 day USD LIBOR weighted average interest rate basis (1) Capital Leases	$7,806	$5,207	$3,333	$—	$—	$—	$16,346

Total of 30 day USD LIBOR rate debt	$7,806	$5,207	$3,333	$—	$—	$—	$16,346
90 day USD LIBOR weighted average interest rate basis (1) Capital Leases	$1,745	$1,496	$—	$—	$—	$—	$3,241

Total of 90 day USD LIBOR rate debt	$1,745	$1,496	$—	$—	$—	$—	$3,241
90 day EURIBOR weighted average interest rate basis (1) Capital Leases	$28,895	$23,034	$22,342	$8,849	$4,183	$9,412	$96,715

Total of 90 day EURIBOR rate debt	$28,895	$23,034	$22,342	$8,849	$4,183	$9,412	$96,715
30/60/90 day EURIBOR interest rate basis (1) Senior Secured Term Loan Due 2007	$4,885	$6,513	$6,513	$—	$—	$—	$17,911

Total of 30/60/90 day EURIBOR debt rate	$4,885	$6,513	$6,513	$—	$—	$—	$17,911
2-year USD LIBOR interest rate basis (1) (2)	$10,145	$14,113	$12,294	$—	$—	$—	$36,552
Total of 2-year USD LIBOR rate debt	$10,145	$14,113	$12,294	$—	$—	$—	$36,552

Total variable-rate debt	$53,476	$50,363	$44,482	$8,849	$4,183	$9,412	$170,765

*	Nine months remaining in 2005

(1)	Actual rates include a spread over the basis amount

(2)	Rate is fixed over three-year term

     The following table presents the hypothetical changes in interest expense, related to our outstanding borrowings, for the three-month period ended March 31, 2005, that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS (in thousands).

Interest
expense with
	Interest expense given an interest			no change in	Interest expense given an interest
	rate decrease by X basis points			interest rate	rate increase by X basis points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
Interest Expense	$4,028	$4,708	$5,388	$6,068	$6,748	$7,428	$8,108

     The following table presents the hypothetical changes in fair value in our outstanding convertible notes at March 31, 2005 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS over a twelve-month time horizon. The base value represents the fair market value of the notes (in thousands):

Valuation
	Valuation of borrowing given an			with no	Valuation of borrowing given an
	interest rate decrease by X basis			change in	interest rate increase by X basis
		points		interest rate		points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
Convertible notes	$210,831	$211,881	$212,938	$214,000	$215,068	$216,142	$217,221

Market Risk Sensitive Instruments

     During the first quarter of 2004, we began to use foreign currency forward exchange contracts to help mitigate the risk to earnings and cash flows associated with currency exchange rate fluctuations. We do not use other derivative financial instruments in our operations. The fair value of outstanding derivative instruments and the fair value that would be expected after a ten percent adverse price change as of March 31, 2005, are shown in the table below (in thousands):

		Fair Value after
	Fair Value	10% adverse Price Change
Cash Flow Contracts, (Euro Based)	$168,838	$185,722
Fair Value Contracts, (Euro and Yen Based)	$252,211	$277,432

     We recognize derivative instruments as either assets or liabilities on the Condensed Consolidated Balance Sheets and measures those instruments at fair value. Our objective in holding derivatives is to minimize the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. We do not enter into foreign exchange forward contracts for trading purposes. Any change in fair value due to adverse exchange rate changes will be equally offset by the underlying exposure in either balance sheet translation or cash flows from operations that were the basis for the derivative contract. Therefore, adverse changes in the fair value of derivative contracts will not necessarily result in an adverse impact to our Condensed Consolidated Balance Sheets or Condensed Consolidated Statement of Operations.

     See Note 5 of Notes to Condensed Consolidated Financial Statements for more information concerning our accounting for derivative instruments.

Foreign Currency Risk

     Refer to the accompanying Condensed Consolidated Financial Statements for a discussion of our policy on and use of foreign currency derivative contracts to help mitigate the impact of foreign currency risks.

     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we collect our funds, which will reduce revenues. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of less favorable exchange rates for the three-month period ended March 31, 2005 compared to the average exchange rates for the three-month period ended March 31, 2004 resulted in an increase in our loss from operations of $12 million (as discussed in this report in the overview section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign currency denominated transactions that occurred in the first quarter of 2005 were recorded using the average foreign currency exchange rates for the three-month period ended March 31, 2004. Sales denominated in foreign currencies were 23% and 28% for the three-month periods ended March 31, 2005 and 2004, respectively. Sales denominated in Euros were 22% and 27% for the three-month periods ended March 31, 2005 and 2004, respectively. Sales denominated in yen were 1% for the three-month periods ended March 31, 2005 and 2004, respectively. Costs denominated in foreign currencies, primarily the Euro, were approximately 61% and 58% for the three-month periods ended March 31, 2005 and 2004, respectively.

     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 25% and 30% of our accounts receivable are denominated in foreign currency as of March 31, 2005 and December 31, 2004, respectively.

     Accounts payable and debt obligations denominated in foreign currencies could increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 53% and 56% of our accounts payable were denominated in foreign currency as of March 31, 2005 and December 31, 2004, respectively. Approximately 38% and 32% of our debt obligations were denominated in foreign currency as of March 31, 2005 and December 31, 2004, respectively.

Item 4. Controls and Procedures.

   (a) Evaluation of disclosure controls and procedures.

     As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our

Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because we have not completed the remediation of the material weaknesses discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”).

     As discussed in more detail in our 2004 Form 10-K, as of December 31, 2004, we did not maintain effective controls over (i) the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, and (ii) the accounting for inventory reserves and cost of revenues.

     During the first quarter of 2005, we took steps toward remediating the accounting for income taxes and inventory reserve material weaknesses described in our 2004 Form 10-K. However, as of March 31, 2005 we had not remediated these material weaknesses.

   (b) Changes in internal control over financial reporting.

     We continue to enhance our internal control over financial reporting by adding resources in key functional areas and bringing our operations up to the level of documentation, segregation of duties, systems security, and transactional control procedures required under the new Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. We routinely discuss and disclose these matters to the audit committee of our board of directors and to our independent registered public accounting firm.

     During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, Atmel may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims. Should Atmel elect to enter into license agreements with other parties or should the other parties resort to litigation, Atmel may be obligated in the future to make payments or to otherwise compensate these third parties which could have an adverse effect on Atmel’s financial condition or results of operations or cash flows.

     Atmel currently is a party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on Atmel’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations and financial position of Atmel. The estimate of the potential impact on Atmel’s financial position or overall results of operations or cash flow for the legal proceedings described below could change in the future. Atmel has accrued for all losses related to litigation that Atmel considers are probable and the loss can be reasonably estimated.

     Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by Atmel. The complaint sought unspecified damages, costs and attorneys’ fees. Atmel disputed Agere’s claims. A jury trial for this action commenced on March 1, 2005 and on March 22, 2005, the jury returned a decision in favor of Atmel. This decision is appealable.

     Philips Corporation (“Philips”) filed suit against Atmel in the United States District Court, Southern District of New York, on October 30, 2001 for infringement of its patent, seeking injunctive relief against the alleged infringement and damages. Atmel filed counterclaims that the patent in suit is invalid and not infringed by Atmel. In August 2004, Atmel and Philips reached a confidential settlement agreement mutually releasing each other from all claims relating thereto. Amounts required to be paid under this settlement have been paid in full, the last payment of which was made in the first quarter of 2005.

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

     On February 19, 2003, a derivative class action entitled Cappano v. Perlegos, et al., was filed in the Superior Court for the State of California for the County of Santa Clara against certain directors, officers and a former officer of Atmel, and Atmel was also named as a nominal defendant. The Complaint alleged that between January 2000 and July 31, 2002, defendants breached their fiduciary duties to Atmel by permitting it to sell defective products to customers. The Complaint sought unspecified damages and equitable relief as against the individual defendants. Atmel demurred on Plaintiffs’ Second Amended Compliant and, on January 4, 2005, the Court dismissed the action without leave to amend.

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

ATMEL CORPORATION

(Registrant)

May 10, 2005	/s/	GEORGE PERLEGOS

George Perlegos
President & Chief Executive Officer
(Principal Executive Officer)

May 10, 2005	/s/	FRANCIS BARTON

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