Form 10-Q
period 2005-06-30
ATMEL CORP
filed 2005-08-09
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 0-19032
ATMEL CORPORATION
(Registrant)

Delaware	77-0051991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2325 Orchard Parkway
San Jose, California 95131
(Address of principal executive offices)
(408) 441-0311
(Registrant’s telephone number)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
On August 1, 2005, the Registrant had 481,043,541 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$303,148	$346,350
Short-term investments	45,621	58,858
Accounts receivable, net of allowance for doubtful accounts of $7,730 in 2005 and $10,043 in 2004	231,737	228,544
Inventories	320,326	346,589
Other current assets	81,603	91,588

Total current assets	982,435	1,071,929
Fixed assets, net	1,025,342	1,204,852
Intangible and other assets	43,509	46,742

Total assets	$2,051,286	$2,323,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$133,564	$141,383
Convertible notes	218,437	—
Trade accounts payable	164,192	245,240
Accrued and other liabilities	216,913	208,942
Deferred income on shipments to distributors	16,060	18,124

Total current liabilities	749,166	613,689
Long-term debt less current portion	159,517	110,302
Convertible notes less current portion	287	213,648
Other long-term liabilities	255,687	274,288

Total liabilities	1,164,657	1,211,927

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding 480,984 at June 30, 2005 and 477,926 at December 31, 2004	480	478
Additional paid-in capital	1,288,611	1,281,235
Accumulated other comprehensive income	142,265	289,009
Accumulated deficit	(544,727)	(459,126)

Total stockholders’ equity	886,629	1,111,596

Total liabilities and stockholders’ equity	$2,051,286	$2,323,523

     The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net revenues	$412,200	$420,803	$831,977	$828,198
Operating expenses
Cost of revenues	319,420	301,088	652,195	587,849
Research and development	71,561	57,307	140,282	113,951
Selling, general and administrative	53,312	43,951	105,628	87,168

Total operating expenses	444,293	402,346	898,105	788,968

Income (loss) from operations	(32,093)	18,457	(66,128)	39,230
Interest and other expenses, net	(9,050)	(2,712)	(12,973)	(8,608)

Income (loss) before income taxes	(41,143)	15,745	(79,101)	30,622
Provision for income taxes	(1,437)	(4,094)	(6,500)	(7,962)

Net income (loss)	$(42,580)	$11,651	$(85,601)	$22,660

Basic net income (loss) per share	$(0.09)	$0.02	$(0.18)	$0.05

Diluted net income (loss) per share	$(0.09)	$0.02	$(0.18)	$0.05

Shares used in basic net income (loss) per share calculations	480,793	475,381	480,203	474,954

Shares used in diluted net income (loss) per share calculations	480,793	485,536	480,203	485,726

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2005	2004
Cash flows from operating activities
Net income (loss)	$(85,601)	$22,660
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	153,303	146,230
Unrealized losses (gains) on derivative contracts	563	(355)
Gain on sales of fixed assets	(148)	(905)
Provision for (recovery of) doubtful accounts receivable	(1,991)	18
Accrued interest on convertible notes	5,075	4,835
Accrued interest on other long term debt	1,061	1,814
Changes in operating assets and liabilities:
Accounts receivable	(1,327)	(29,661)
Inventories	15,450	(38,214)
Current and other assets	1,784	(13,074)
Trade accounts payable	(34,040)	36,557
Accrued and other liabilities	(5,364)	(8,998)
Deferred income on shipments to distributors	(2,064)	2,424

Net cash provided by operating activities	46,701	123,331

Cash flows from investing activities
Acquisition of fixed assets	(140,256)	(93,294)
Sales of fixed assets	383	2,771
Payments for intangible and other assets	(5,146)	—
Decrease in restricted cash	—	26,175
Purchase of investments	(6,371)	(35,163)
Sale or maturity of investments	18,748	16,803

Net cash used in investing activities	(132,642)	(82,708)

Cash flows from financing activities
Proceeds from equipment financing and other debt	131,242	—
Principal payments on capital leases and other debt	(72,760)	(75,400)
Issuance of common stock	7,379	5,905

Net cash provided by (used in) financing activities	65,861	(69,495)

Effect of exchange rate changes on cash and cash equivalents	(23,122)	(9,373)

Net decrease in cash and cash equivalents	(43,202)	(38,245)

Cash and cash equivalents at beginning of period	346,350	385,887

Cash and cash equivalents at end of period	$303,148	$347,642

Supplemental cash flow disclosures:
Interest paid	$7,250	$9,674
Income taxes paid, net	11,145	23,548
Change in accounts payable due to fixed asset purchases	(79,054)	23,042
Fixed assets acquired under capital leases	$106,242	$5,458
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or “Atmel”) and its subsidiaries as of June 30, 2005, the results of operations for the three and six month periods ended June 30, 2005 and 2004 and the cash flows for the six month periods ended June 30, 2005, and 2004. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The December 31, 2004 year-end balance sheet data was derived from the audited consolidated financial statements and does not include all of the disclosures required by generally accepted accounting principles. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Certain prior period amounts have been reclassified to conform to current presentations and such reclassifications did not have any effect on the prior periods’ net income.
     Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis for raw materials and purchased parts; and an average-cost basis for work in progress) or market, and are comprised of the following:

	June 30, 2005	December 31, 2004
Raw materials and purchased parts	$16,325	$18,006
Work in progress	225,784	246,717
Finished goods	78,217	81,866

Inventories	$320,326	$346,589

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

     Grant Recognition
     Grants from government organizations are amortized as a reduction of expenses over the period the related obligations are fulfilled. During the six month period ended June 30, 2005, the Company entered into new grant agreements with several French government agencies. Recognition of future benefits will depend on the Company’s achievement of certain investment and employment goals. During the three and six-month periods ended June 30, 2005, the Company recognized $9,890 and $20,070 of grant benefits, respectively. During the three and six -month periods ended June 30, 2004, the Company recognized $8,706 and $15,750 of grant benefits, respectively.
     Stock-Based Compensation
     Atmel has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No.123”), Accounting for Stock Based Compensation amended by SFAS No. 148. Accordingly, no compensation cost has been recognized for the 1986 Incentive Stock Option Plan and the 2005 Stock Plan (an amendment and restatement of the 1996 Stock Plan) or for grants made under the 1991 Employee Stock Purchase Plan (“ESPP”). If the compensation cost for the 1986 Plan and the 2005 Stock Plan and the ESPP had been determined based on the fair value at the grant date consistent with the provisions of SFAS No.123, Atmel’s net income (loss) per share for the three and six-month periods ended June 30, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss) — as reported	$(42,580)	$11,651	$(85,601)	$22,660
Add: employee stock-based compensation expense included in net income (loss) as reported, net of tax effects	—	—	—	—
Deduct: employee stock-based compensation expense based on fair value method, net of tax effects	(4,606)	(4,237)	(8,957)	(8,292)

Net income (loss) — pro forma	$(47,186)	$7,414	$(94,558)	$14,368

Basic net income (loss) per share — as reported	$(0.09)	$0.02	$(0.18)	$0.05
Basic net income (loss) per share — pro forma	$(0.10)	$0.02	$(0.20)	$0.03
Diluted net income (loss) per share — as reported	$(0.09)	$0.02	$(0.18)	$0.05
Diluted net income (loss) per share — pro forma	$(0.10)	$0.02	$(0.20)	$0.03
     The fair value of each option grant for the 1986 Plan and the 2005 Stock Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Risk-free interest	3.87%	3.72%	3.88%	3.20%
Expected life (years)	5.21 - 6.94	5.02 - 5.89	5.17 - 6.94	5.02 - 5.89
Expected volatility	92%	92%	92%	93%
Expected dividend yield	0%	0%	0%	0%
     The weighted average fair values of stock options granted during three-month periods ended June 30, 2005 and 2004 were $1.99 and $3.97, respectively. The weighted average fair values of stock options granted during the six-month periods ended June 30, 2005 and 2004 were $2.34 and $4.46, respectively.
     The fair value of each purchase under the ESPP is estimated on the date at the beginning of the offering period using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Risk-free interest	3.85%	2.99%	3.35%	1.59%
Expected life (years)	0.5	0.5	0.5	0.5
Expected volatility	92%	93%	74%	81%
Expected dividend yield	0%	0%	0%	0%
     The weighted average fair values of ESPP purchases during the three-month periods ended June 30, 2005 and 2004 were $1.31 and $3.02, respectively. The weighted average fair values of ESPP purchases during the six-month period ended June 30, 2005 and 2004 were $1.16 and $1.68, respectively.
     The effects of applying SFAS No.123 on the pro forma disclosures for the three and six month periods ended June 30, 2005 and 2004 are not likely to be representative of the effects on pro forma disclosures in future periods.
     Recent Accounting Pronouncements:
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123. This Statement supersedes APB No. 25, which is the basis for our current policy on accounting for stock-based compensation described above. SFAS No. 123R will require companies to recognize as an expense in the Statement of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees. Pro forma disclosures about the fair value method and the impact on net income (loss) and net income (loss) per share appear above. Under the methods of adoption allowed by the standard, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The fair value of unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the Statement of Operations. Previously reported amounts may be restated to reflect the SFAS No. 123R amounts in the Statement of Operations.
     In April 2005, the Securities and Exchange Commission (“SEC”) announced that registrants previously required to adopt SFAS No. 123R’s provisions on share-based payment at the beginning of the first interim period after June 15, 2005 may now adopt the provisions at the beginning of their first annual period beginning after June 15, 2005.
     The Company is evaluating the requirements of SFAS No. 123R and expects the adoption of SFAS No. 123R to have a material impact on our consolidated results of operations and net income (loss) per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107, (“SAB No. 107”). The interpretations in SAB No. 107 express views of the SEC staff regarding SFAS No. 123R and provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will consider the guidance in SAB No. 107 when it adopts SFAS No. 123R in the three-month period ending March 31, 2006.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”).
     SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective-application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of Accounting Principles Board Opinion No. 29 (“APB No. 29”)  (“SFAS No. 153”). The guidance in APB No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that gains or losses on exchanges of nonmonetary assets may be recognized based on the differences in the fair values of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle which allowed the asset received to be recognized at the book value of the asset surrendered. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for “exchanges of nonmonetary assets that do not have commercial substance”. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 should be applied prospectively, and are effective for the Company for nonmonetary asset exchanges occurring from the third quarter of 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in the first quarter of 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“ARB No. 43, Chapter 4”) (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ..” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company for inventory costs incurred beginning in 2006. Earlier application is permitted. The provisions of SFAS No. 151 should be applied prospectively. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
     At its November 2003 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments” (“EITF 03-01”). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The consensus provided for disclosure of amounts of impairment of investments in securities not yet recognized in income effective for fiscal years ending after December 15, 2003. The Company adopted the disclosure requirements during its quarter ended September 30, 2004. At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FASB Staff Position, 03-01-1, which delays the effective date of the recognition and measurement guidance. The Company does not believe that this consensus on the recognition and measurement guidance will have a significant impact on its Consolidated Financial Statements.
2. Short-Term Investments
     Short-term investments as of June 30, 2005 and December 31, 2004 are primarily comprised of United States of America (“U.S.”) and foreign corporate debt securities, U.S.

government and municipal agency debt securities, commercial paper, and guaranteed variable annuities.
     All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders’ equity on the Company’s Condensed Consolidated Balance Sheets. Realized gains and losses are recorded based on the specific identification method. For the three and six-month periods ended June 30, 2005 and 2004, there were no net realized gains on short-term investments. The carrying amount of the Company’s investments is shown in the table below:

	June 30, 2005		December 31, 2004
	Book	Market	Book	Market
	Value	Value	Value	Value
U.S. Government obligations	$986	$985	$998	$998
State and municipal securities	690	690	798	796
Corporate securities and other obligations	43,284	43,946	56,555	57,064

Subtotal	44,960	45,621	58,351	58,858

Unrealized gains	779	—	666	—
Unrealized losses	(118)	—	(159)	—

Net unrealized gains	661	—	507	—

Total	$45,621	$45,621	$58,858	$58,858

     Contractual maturities of available-for-sale debt securities as of June 30, 2005, were as follows:

Due within one year	$2,495
Due in 1-5 years	6,000
Due in 5-10 years	3,682
Due after 10 years	32,783

Total	$44,960

     The following table shows the gross unrealized losses and fair value of the Company’s investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category as of June 30, 2005:

	Less than 12 months		Greater than 12 months
	Fair	Unrealized	Fair	Unrealized
	Value	losses	Value	losses

Corporate and municipal debt securities	$12,451	$(10)	$3,465	$(108)

     The Company considers the unrealized losses in the table above to not be “other than temporary” due primarily to their nature, quality and short term holding period.
3. Intangible Assets
     Intangible assets as of June 30, 2005 are included in Intangibles and Other Assets in the Condensed Consolidated Balance Sheets and consisted of the following:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets

Core / Licensed Technology	$101,964	$(82,387)	$19,577
Non-Compete Agreement	306	(240)	66
Patents	1,377	(739)	638

Total Intangible Assets	$103,647	$(83,366)	$20,281

     Intangible assets as of December 31, 2004 consisted of the following:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets

Core / Licensed Technology	$100,118	$(76,985)	$23,133
Non-Compete Agreement	306	(164)	142
Patents	1,377	(509)	868

Total Intangible Assets	$101,801	$(77,658)	$24,143

     Intangible amortization expense for the three-month periods ended June 30, 2005 and 2004 totaled $3,041 and $2,954, respectively. Intangible amortization expense for the six-month periods ended June 30, 2005 and 2004 totaled $5,708 and $6,183, respectively. The following table presents the estimated future amortization of net intangible assets:

Amount
2005 (July 1 through December 31)	$5,814
2006	7,734
2007	5,745
2008	878
2009 and thereafter	110

Total estimated future amortization	$20,281

4. Borrowing Arrangements
     Information with respect to Atmel’s debt and capital lease obligations is shown in the following table:

	June 30, 2005	December 31, 2004

Various interest-bearing notes	$114,114	$71,391
Line of credit	40,000	15,000
Convertible notes	218,724	213,648
Capital lease obligations	138,967	165,294

	511,805	465,333
Less amount due within one year	(352,001)	(141,383)

Long-term debt due after one year	$159,804	$323,950

Maturities of the debt and capital lease obligations are as follows:

	Convertible
	Notes	Other	Total

2005 (July 1 through December 31)	$—	$86,882	$86,882
2006	228,033	97,781	325,814
2007	—	90,727	90,727
2008	335	20,254	20,589
2009	—	5,177	5,177
Thereafter	—	8,486	8,486

	228,368	309,307	537,675
Less amount representing interest	(9,644)	(16,226)	(25,870)

Total	$218,724	$293,081	$511,805

     In June 2005, the Company entered into a Euro 43,156 ($52,237) term loan agreement with a domestic bank. The interest rate is fixed at 4.10%. The Company has pledged certain manufacturing equipment as collateral. The full amount of the loan was outstanding at June 30, 2005. The loan is required to be repaid in equal installments of Euro 3,841 per calendar quarter commencing on September 30, 2005, with the final payment due on June 28, 2008.
     On February 28, 2005, the Company entered into an equipment financing arrangement in the amount of 40,685 Euro or $54,005 which is repayable in quarterly installments over three years. The stated interest rate is based on 90-day Euro Interbank Offered Rate (“Euribor”) plus 2.25%. This equipment financing is collateralized by the financed assets.
     In December 2004, the Company obtained a term loan with a domestic bank in the amount of $20,000. Concurrently, the Company established a $25,000 revolving line of credit with the same domestic bank. In June 2005, the full amount of the revolving line of credit was drawn. Both the term loan and the revolving line of credit mature in December 2007. The interest rate on the revolving line of credit is determined by the Company and must be either the domestic bank’s prime rate or LIBOR plus 2%. The interest rate on the term loan is EURIBOR plus 2.0%. All domestic account receivable balances secure amounts borrowed. The revolving line of credit and term loan require the Company to meet certain financial ratios and to comply with other covenants on a periodic basis. The Company was in compliance with these covenants as of June 30, 2005. As of June 30, 2005, the full amount of the revolving line of credit and term loan was drawn and outstanding.
     In May 2001, the Company completed a sale of zero coupon convertible notes, due 2021 (“2021 Notes”), which raised $200,027. The 2021 Notes are convertible at any time, at the option of the holder, into the Company’s common stock at the rate of 22.983 shares per $1 (one thousand dollars) principal amount. The effective interest rate of the 2021 Notes is 4.75% per annum. The 2021 Notes will be redeemable for cash, at the Company’s option, at any time on or after May 23, 2006 in whole or in part at redemption prices equal to the issue price plus accrued original issue discount. At the option of the holders on May 23, 2006, May 23, 2011, and May 23, 2016, the Company may be required to repurchase the 2021 Notes at prices equal to the issue price plus accrued original issue discount through date of repurchase. The Company may elect to pay the repurchase price in cash, in shares of common stock or in any combination of the two. As of June 30, 2005, the outstanding balance of the 2021 Notes was $218,437 and is recorded within current liabilities on the Condensed Consolidated Balance Sheet as the 2021 Notes were redeemable to the holders within twelve months.
     In April 1998, Atmel completed a sale of zero coupon subordinated convertible notes, due 2018, (“2018 Notes”) which raised $115,004. On April 21, 2003, the Company paid $134,640 in cash to those note-holders of the 2018 Notes that submitted their 2018 Notes for redemption. 2018 Notes with an accreted value of $287 as of June 30, 2005 were not submitted for redemption and remain outstanding and are included within long-term liabilities on the Condensed Consolidated Balance Sheet. The 2018 Notes are convertible at any time, at the option of the holder, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount. The effective interest rate of the 2018 Notes is 5.5% per annum. At any time, the Company has the option to redeem the 2018 Notes for cash, in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. At the option of the holders on April 21, 2008, and 2013, the Company may be required to repurchase the 2018 Notes at prices equal to the issue price plus accrued original issue discount through date of repurchase. The Company may elect to pay the repurchase price in cash, in shares of common stock or in any combination of the two.
     During the six-months ended June 30, 2005, the Company made $72,760 in principal payments on its capital leases and other debt.
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
     The Company recognizes derivative instruments, all of which are foreign currency forward contracts, as either assets or liabilities on the Condensed Consolidated Balance Sheets and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the designation at inception. The Company does not enter into derivatives for trading purposes.
     Gains and losses on contracts intended to offset foreign exchange gains or losses from the revaluation of current assets and liabilities, including inter-company balances, denominated in currencies other than the functional currency are included in interest and other expenses, net, in the Condensed Consolidated Statements of Operations. The Company’s balance sheet hedge contracts related to current assets and liabilities generally range from one to three months in original maturity. As of June 30, 2005, the Company had settled all of its outstanding balance sheet hedge contracts. As of December 31, 2004, the notional value of the balance sheet hedge contracts outstanding was 102,000 Euro or a fair value of $138,168. For the three and six-month periods ended June 30, 2005, the Company incurred a realized loss of $(29,533) upon settlement of all outstanding balance sheet hedge contracts. This loss was offset primarily by unrealized gains associated with the revaluation of current assets and current liabilities denominated in foreign currencies other than the Company’s functional currency resulting in net foreign exchange transaction losses of $(4,117) during the three-month period ended June 30, 2005. For the three and six-month periods ended June 30, 2004, the unrealized gain (loss) on the Company’s outstanding contracts was $281 and $(577), respectively. Both the realized and unrealized gain (loss) were included within interest and other expenses, net on the Company’s Condensed Consolidated Statements of Operations offset by the related realized and unrealized gain on the revaluation of the related current assets and liabilities.
     The Company periodically hedges forecasted transactions related to certain anticipated foreign currency operating expenses, primarily related to European manufacturing subsidiaries, with forward contracts. These contracts are designated as cash flow hedges. As of June 30, 2005 and December 31, 2004, the effective portion of the derivative’s (loss) gain, reported as a component of accumulated other comprehensive income, was $(15,088) and $3,918, respectively. These amounts are reclassified into cost of revenues when the related expenses are recognized. For the three and six-month periods ended June 30, 2005, the effective portion of the derivative’s (loss) that was reclassified into cost of revenues was $(4,299) and $(2,711), respectively. For the three and six-month periods ended June 30, 2004, the effective portion of the derivative’s (loss) that was reclassified into cost of revenues was $(3,310) and $(5,030), respectively. The ineffective portion of the gain or loss, if any, is reported in interest and other expenses, net immediately. For the three and six-month periods ended June 30, 2005, and 2004, the amounts recognized in earnings for hedge ineffectiveness and the time value excluded from effectiveness testing, were not significant. For the three and six-month periods ended June 30, 2005, the unrealized (loss) on the Company’s outstanding cash flow hedge contracts was $(563) and $(727), respectively. For the three and six-month periods ended June 30, 2004, the unrealized gain on the Company’s outstanding cash flow hedge contracts was $74 and $222, respectively. As of June 30, 2005, outstanding cash flow hedges, which had maturities of up to six months, had a notional value of 160,000 Euro or a fair value of $194,158. As of December 31, 2004, outstanding cash flow hedges, which had maturities of up to three months, had a notional value of 90,000 Euro or a fair value of $121,883.
     The fair value of derivative instruments as of June 30, 2005 was a net liability of $15,650. The fair value of derivative instruments as of December 31, 2004 was a net asset of $7,397. These amounts are included in other current assets or in accrued and other liabilities on the Company’s Condensed Consolidated Balance Sheets.

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
6. Retirement Plans
The Company sponsors defined benefit pension plans that cover substantially all French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The plans are non-funded. Pension liabilities and charges to expense are based upon various assumptions, updated annually, including discount rates, future salary increases, employee turnover, and mortality rates. Retirement Plans consist of two types of plans. The first plan type provides for termination benefits paid to employees only at retirement, and consists of approximately one to five months of salary. This structure covers primarily the Company’s French employees. The second plan type provides for defined benefit payouts for remaining employee’s post-retirement life, and covers primarily the Company’s German employees. The aggregate net pension cost relating to the two plan types for the three and six-month periods ended June 30, 2005 and 2004 included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Service cost-benefits earned during the period	$570	$525	$1,189	$880
Interest cost on projected benefit obligation	522	442	1,076	832
Amortization of net actuarial loss	24	108	55	208

Net pension cost	$1,116	$1,075	$2,320	$1,920

          As previously disclosed in the Consolidated Financial Statements in Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company expects to make approximately $897 in benefit payments in 2005, including $335 paid in the six-month period ended June 30, 2005.
7. Restructuring and Asset Impairment Charges
          The following table summarizes the activity related to the restructuring accrual during the three-months ended June 30, 2005:

	March 31,		June 30,
	2005	Payments	2005

Restructuring accrual	$10,747	$(433)	$10,314

          The restructuring accrual balance of $10,314 at June 30, 2005 related to a long-term supplier contract and will be paid out over the next 9 years. The current balance of $934 is recorded in accrued and other liabilities on the Condensed Consolidated Balance Sheets. The long-term balance of $9,380 is recorded in other long-term liabilities on the Condensed Consolidated Balance Sheets.
8. Accumulated Other Comprehensive Income
          The components of accumulated other comprehensive income as of June 30, 2005, and December 31, 2004, are as follows:

	June 30,	December 31,
	2005	2004
Foreign currency translation	$157,660	$284,584
Pension liability	(968)	—
Unrealized gain (loss) on derivative instruments	(15,088)	3,918
Unrealized gains on investments	661	507

Accumulated other comprehensive income	$142,265	$289,009

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Basic and diluted net income (loss)	$(42,580)	$11,651	$(85,601)	$22,660

Weighted-average shares — basic net income (loss) per share calculations	480,793	475,381	480,203	474,954
Dilutive effect of stock options	—	10,155	—	10,772

Weighted-average shares — diluted net income (loss) per share calculations	480,793	485,536	480,203	485,726

Basic net income (loss) per share	$(0.09)	$0.02	$(0.18)	$0.05
Diluted net income (loss) per share	$(0.09)	$0.02	$(0.18)	$0.05
          The following table summarizes antidilutive securities which were not included in the “Weighted-average shares — diluted net income (loss) per share calculations” used for calculation of diluted net income (loss) per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Employee stock options	22,310	8,862	22,275	8,343
Common stock equivalent shares associated with convertible notes	83,888	33,606	75,466	32,205

Total shares excluded from per share calculation	106,198	42,468	97,741	40,548

Average closing stock price used in computing the number of common stock equivalent shares	$2.61	$6.21	$2.90	$6.48
          As disclosed in Note 4, the convertible bond holders have the right to put the notes back to the Company at specific future dates, in which case the Company may elect to settle the notes in shares or cash. In accordance with EITF Topic D-72, “ Effects of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share”, the calculation of the number of common stock equivalent shares associated with the convertible notes assumes that the notes will be settled in shares at the then fair value. As a result, the number of common stock equivalent shares associated with convertible notes is computed by dividing the total outstanding balance (principal plus interest) of the convertible notes by the average closing sales price of the Company’s common stock for the applicable period.
          This calculation assumes the Company would repurchase the convertible notes using only common stock at the average stock price for the related period and no cash. In the event of redemption of the convertible notes, the actual conversion price will depend on future market conditions.
10. Interest and Other Expenses, Net
     Interest and other expenses, net, is summarized in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Interest and other income	$2,330	$2,467	$4,031	$5,494
Interest expense	(7,263)	(6,327)	(13,332)	(13,871)
Foreign exchange transaction gains (losses)	(4,117)	1,148	(3,672)	(231)

Total	$(9,050)	$(2,712)	$(12,973)	$(8,608)

11. Income Taxes
       For the three and six month-periods ended June 30, 2005, the Company recorded income tax expense of $1,437 and $6,500, respectively, compared to income tax expense of $4,094 and $7,962 for the three and six-month periods ended June 30, 2004, respectively.

       The provision for income taxes for these periods relates to certain profitable foreign subsidiaries, as the Company does not recognize any tax benefits for unprofitable entities where a full valuation allowance provided against their related deferred tax assets exists. In the three-month period ended June 30, 2005, the Company recognized the benefit of research and development income tax credits resulting from changes in French tax law and utilized in finalizing the tax return for 2004 for one of its French operations.
          During the three-months ended June 30, 2005, the Internal Revenue Service (“IRS”) commenced an income tax audit of the Company’s tax returns for the 2002 and 2003 fiscal tax years. Management believes it has adequately provided for taxes and related interest and penalties that may be assessed due to potential adjustments that result from the resolution of the audit of these and other tax years.
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
Information about segments:

		Micro-
	ASIC	controller	NVM	RF and Automotive	Total

Three Months ended June 30, 2005
Net revenues	$151,288	$77,292	$95,425	$88,195	$412,200
Segment operating income (loss)	(31,317)	9,870	(6,661)	(3,985)	(32,093)

Three Months ended June 30, 2004
Net revenues	$142,472	$97,488	$118,959	$61,884	$420,803
Segment operating income (loss)	(23,882)	27,890	8,383	6,066	18,457

		Micro-
	ASIC	controller	NVM	RF and Automotive	Total

Six Months ended June 30, 2005
Net revenues	$301,439	$154,917	$195,111	$180,510	$831,977
Segment operating income (loss)	(66,645)	21,447	(14,414)	(6,516)	(66,128)

Six Months ended June 30, 2004
Net revenues	$288,547	$187,015	$224,733	$127,903	$828,198
Segment operating income (loss)	(36,421)	57,755	3,567	14,329	39,230
          Geographic sources of revenues for each of the three and six-month periods ended June 30, 2005 and 2004 were as follows, (revenues are attributed to countries based on delivery locations):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

United States	$59,082	$63,768	$113,043	$134,526
Germany	41,727	45,049	86,627	90,197
France	40,164	40,220	81,005	74,065
UK	11,025	7,907	20,775	16,385
Japan	12,150	15,165	24,445	30,184
China including Hong Kong	88,197	103,323	174,669	188,230
Singapore	67,809	28,920	135,833	66,855
Rest of Asia-Pacific	44,735	61,353	97,233	119,274
Rest of Europe	41,435	43,954	86,186	88,091
Rest of World	5,876	11,144	12,161	20,391

Total Revenues	$412,200	$420,803	$831,977	$828,198

          Locations of long-lived assets as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004

United States	$288,082	$323,831
Germany	18,355	26,380
France	377,023	459,312
UK	330,124	382,068
Japan	53	63
China including Hong Kong	609	410
Rest of Asia-Pacific	10,451	8,815
Rest of Europe	11,309	14,024

Total Long Lived Assets	$1,036,006	$1,214,903

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
     Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by Atmel. The complaint sought unspecified damages, costs and attorneys’ fees. Atmel disputed Agere’s claims. A jury trial for this action commenced on March 1, 2005 and on March 22, 2005, the jury returned a decision in favor of Atmel. This decision is subject to appeal.
     Seagate Technology (“Seagate”) filed suit against Atmel in the Superior Court for the State of California for the County of Santa Clara on July 31, 2002. Seagate contended that certain semiconductor chips sold by Atmel to Seagate between April 1999 and mid-2001 were defective. Atmel cross-complained against Amkor Technology, Inc. and ChipPAC Inc., Atmel’s leadframe assemblers. Amkor and ChipPAC brought suits against Sumitomo Bakelite Co. Ltd., Amkor and ChipPAC’s molding compound supplier. The parties settled their dispute and in June 2005, the parties dismissed their respective complaints, with prejudice. The settlement amount did not have a significant impact on the Company’s financial position.
     Warranty Liability:
     The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The majority of products are generally covered by a warranty typically ranging from 90 days to one year.
     The following table summarizes the activity related to the product warranty liability during the six-month periods ended June 30, 2005 and 2004:

	2005	2004
Balance at beginning of period	$10,495	$9,998
Accrual for warranties during the period (including exchange rate impact)	3,018	3,422
Change in accrual relating to preexisting warranties (including change in estimates)	(530)	(152)
Settlements made (in cash or in kind) during the period	(3,769)	(3,473)

Balance at end of period	$9,214	$9,795

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
     Purchase Commitments:
     At June 30, 2005, the Company had outstanding commitments for purchases of capital equipment of $46,572 which are expected to be delivered over the next several quarters.

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
Forward Looking Statements
          You should read the following discussion of our financial condition and results of operations in conjunction with our Condensed Consolidated Financial Statements and the related “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2005 (including intended cost reduction efforts) and our expectations regarding the effects of exchange rates. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Trends, Uncertainties and Risks,” and elsewhere in this Form 10-Q and similar discussions in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-Q.
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

          Net revenues during the three-month period ended June 30, 2005 decreased 2% or $9 million to $412 million, compared to $421 million from the same period in 2004, primarily due to declines in our Microcontroller and Nonvolatile Memory operating segments, partially offset by growth in our ASIC and RF and Automotive operating segments. Gross margin decreased to 23% for the three-month period ended June 30, 2005, compared to 28% for the same period in 2004, primarily due to pricing pressures on certain products, lower-than-expected manufacturing yields, and unfavorable impact from costs denominated in foreign currencies.
          During the three-month period ended June 30, 2005, changes in foreign exchange rates had a significant impact on net revenues and operating costs. Had average exchange rates during the three-month period ended June 30, 2005 remained the same as the average exchange rates in effect for the same period in 2004, our reported net revenues in the three-month period ended June 30, 2005, would have been approximately $2 million lower, while our operating costs would have been approximately $9 million lower (cost of revenues, $6 million; research and development, $2 million; sales, general and administrative, $1 million). The net effect of less favorable exchange rates for the three-month period ended June 30, 2005 compared to the average exchange rates for the same period in 2004 resulted in a increase in our loss from operations of $7 million.
          During the three-month period ended June 30, 2005, we had a loss from operations of $32 million, compared to income from operations of $19 million for the same period in 2004. The change from the prior period resulted primarily from lower gross margins, higher operating expenses and unfavorable foreign exchange rates.
          Net revenues during the six-month period ended June 30, 2005, increased slightly to $832 million as compared to $828 million for the same period in 2004, primarily due to growth in our ASIC and RF and Automotive operating segments, partially offset by declines in our Microcontroller and Nonvolatile Memory operating segments. The increase in the RF and Automotive operating segment is primarily related to growth in communication chipsets for CDMA phones while the increase in our ASIC operating segment was due to higher unit shipments offset by lower average selling price. The decline in our Microcontroller business is primarily due to end-of-life sales of military products in 2004, while the decrease in our Nonvolatile Memory operating segment is due to price declines driven by competitive pricing pressures. Gross margin decreased to 22% for the six-month period ended June 30, 2005, compared to 29% for the same period in 2004, primarily due to pricing pressures on certain products, lower-than-expected manufacturing yields, and unfavorable impact from costs denominated in foreign currencies.
          During the six-month period ended June 30, 2005, changes in foreign exchange rates had a significant impact on net revenues and operating costs. Had average exchange rates during this period remained the same as the average exchange rates in effect for the same period in 2004, our reported net revenues for the six-month period ended June 30, 2005, would have been approximately $7 million lower, while our operating costs would have been approximately $26 million lower (cost of revenues, $19 million; research and development, $5 million; sales, general and administrative, $2 million). The net effect of less favorable exchange rates for the six-month period ended June 30, 2005 compared to the average exchange rates for the same period in 2004 resulted in an increase in our loss from operations of $19 million.
          During the six-month period ended June 30, 2005, we had a loss from operations of $66 million, compared to income from operations of $39 million for the same period in 2004. The change from the prior period resulted primarily from lower gross margins, higher operating expenses and unfavorable foreign exchange rates.
          Although we incurred a net loss for the six-month period ended June 30, 2005, we still generated cash from operating activities, as we had in prior quarters. In the years 2002 through 2004, we have used this cash flow to significantly reduce our outstanding debt. During this period, we also made significant investments in advanced manufacturing processes and related equipment to maintain our competitive position technologically as well as to increase capacity. During the six-month period ended June 30, 2005 and comparative period in 2004, we paid $140 million and $93 million, respectively for new equipment.
          As of June 30, 2005, our cash and cash equivalents, and short-term investment balances totaled $349 million, down from $405 million as of December 31, 2004, while total indebtedness increased from $465 million to $512 million during the same period.
          We are currently formulating plans to improve our long term operating results by reducing our work force, selling or closing some of our older overseas manufacturing facilities, and reducing research and development projects. We are also contemplating improvements in our long term operating results by lowering capital expenditures and outsourcing the manufacture of certain products. Finally, we expect to achieve a reduction in our research and development costs by eliminating projects that have lower potential returns.
RESULTS OF OPERATIONS
          The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues	100%	100%	100%	100%

Operating expenses
Cost of revenues	77	72	78	71
Research and development	17	14	17	14
Selling, general and administrative	14	10	13	11

Total operating expenses	108	96	108	96

Income (loss) from operations	(8)	4	(8)	4
Interest and other expenses, net	(2)	(1)	(1)	(1)

Income (loss) before income taxes	(10)	3	(9)	3
Provision for income taxes	—	(1)	(1)	(1)

Net income (loss)	(10)%	2%	(10)%	2%

Net Revenues — By Operating Segment
  Our operating segments comprise: (1) ASIC; (2) Microcontroller; (3) Nonvolatile Memory; and (4) RF and Automotive.
     Our net revenues by segment for the three and six-month periods ended June 30, 2005 compared to the same periods in 2004 are summarized as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30,			Percent	June 30,			Percent
Segment	2005	2004	Change	Change	2005	2004	Change	Change

ASIC	$151,288	$142,472	$8,816	6%	$301,439	$288,547	$12,892	4%
Microcontroller	77,292	97,488	(20,196)	(21%)	154,917	187,015	(32,098)	(17%)
Nonvolatile Memory	95,425	118,959	(23,534)	(20%)	195,111	224,733	(29,622)	(13%)
RF and Automotive	88,195	61,884	26,311	43%	180,510	127,903	52,607	41%

Net revenues	$412,200	$420,803	$(8,603)	(2%)	$831,977	$828,198	$3,779	—

ASIC
          ASIC segment revenues increased by 6% or $9 million to $151 million for the three-month period ended June 30, 2005, compared to $142 million for the same period in 2004 and increased by 4% or $13 million to $301 million for the six-month period ended June 30, 2005, compared to $288 million for the same period in 2004.
          The increase in ASIC segment revenue growth was predominantly driven by higher unit shipments, partially offset by lower average selling prices. The majority of this growth came from increased revenues in Smart Card IC and ARM-based digital products. Smart Card IC products experienced growing demand for applications requiring small memory with high security, such as GSM cell phone applications, bank cards, national ID cards and conditional access for set-top boxes. ARM-based digital products benefited from introduction of new design wins for consumer-type electronics.
          Although many of the products within the ASICs business segment are profitable, currently Smart Card ICs are not, which makes the entire business segment unprofitable. We are currently improving profitability for our Smart Card ICs through planned die-size reductions and improved process yields. Due to competitive pricing pressures, conditions may remain challenging for Smart Card IC products for the foreseeable future.
Microcontroller
          Microcontroller segment revenues decreased by 21% or $20 million to $77 million for the three-month period ended June 30, 2005, compared to $97 million for the same period in 2004 and decreased 17% or $32 million to $155 million for the six-month period ended June 30, 2005, compared to $187 million for the same period in 2004. The decrease in segment revenues related primarily to the large sale of end-of-life Military and Aerospace application specific standard products in 2004 that was not repeated in 2005. The decrease was also due to lower overall average selling prices associated with sales of commodity Microcontrollers to customers in Asia.
Nonvolatile Memory
          Nonvolatile Memory segment revenues decreased by 20% or $24 million to $95 million for the three-month period ended June 30, 2005, compared to $119 million for the same period in 2004 and decreased 13% or $30 million to $195 million for six-month period ended June 30, 2005, compared to $225 million for the same period in 2004.
          Because Nonvolatile Memory products are commodity oriented, they are subject to greater declines in average selling prices than products in our other segments. Our nonvolatile memory segment continues to be unprofitable. Competitive pressures and the need to continually migrate to new technology are among several factors causing continued pricing declines. Conditions in this segment are expected to remain challenging for the foreseeable future. In an attempt to mitigate the pricing pressure in this market, we have shifted our focus away from parallel flash products, which tend to experience greater average sales price fluctuations.
RF and Automotive
          RF and Automotive segment revenues increased 43% or $26 million to $88 million for the three-month period ended June 30, 2005, compared to $62 million for the same period in 2004 and increased 41% or $53 million to $181 million for the six-month period ended June 30, 2005, compared to $128 million for same period in 2004.
          In 2005, RF and Automotive revenue increased primarily due to significant increases in sales of SiGe BiCMOS products that are sold for implementation into CDMA handsets. In addition, we have a significant presence in the European automotive sector, which has given us a steady customer base utilizing our products for function controllers, as well as ASSP’s for power train, convenience, and safety systems. RF communication applications include GPS and car radio products.

Net Revenues — By Geographic Area
Our net revenues by geographic areas are summarized as follows (revenues are attributed to countries based on delivery locations):

	Three Months Ended				Six Months Ended
(in thousands)	June 30,			Percent	June 30,			Percent
Region	2005	2004	Change	Change	2005	2004	Change	Change

North America	$59,082	$63,768	$(4,686)	(7%)	$113,043	$134,526	$(21,483)	(16%)
Europe	134,351	137,130	(2,779)	(2%)	274,593	268,738	5,855	2%
Asia	212,891	208,761	4,130	2%	432,180	404,543	27,637	7%
Other *	5,876	11,144	(5,268)	(47%)	12,161	20,391	(8,230)	(40%)

Total Net Revenues	$412,200	$420,803	$(8,603)	(2%)	$831,977	$828,198	$3,779	—

     • Primarily includes Philippines, South Africa, and Central and South America
          Sales outside North America accounted for 86% of our net revenues for the three-month period ended June 30, 2005, as compared to 85% for the same period in 2004 and accounted for 86% of our net revenues for the six-month period ended June 30, 2005, compared to 84% of our net revenues for the same period in 2004.
          Our sales to North America decreased by $5 million, or 7% for the three-month period ended June 30, 2005, compared to the same period in 2004 and decreased $21 million, or 16% for the six-month period ended June 30, 2005, compared to the same period in 2004, due to lower average selling prices partially offset by slightly higher volume shipments.
          Our sales to Europe decreased $3 million, or 2%, for the three-month period ended June 30, 2005 as compared to the same period in 2004 and increased $6 million, or 2%, for the six-month period ended June 30, 2005, compared to the same period in 2004. The sales decrease for the three -month period was due to lower overall average selling prices. The sales increase for the six-month period was due to higher volume shipments and an increase in the value of the Euro relative to the U.S. dollar partially offset by lower average selling prices.
     Our sales to Asia increased $4 million, or 2%, for the three-month period ended June 30, 2005, compared to the same period in 2004 and increased $28 million, or 7%, for the six-month period ended June 30, 2005, compared to the same period in 2004 primarily due to higher volume shipments of our SiGe BiCMOS products partially offset by lower average selling prices.
Revenues and Costs — Impact from Changes to Foreign Exchange Rates
     During the three-month period ended June 30, 2005 approximately 22% of net revenues were denominated in foreign currencies, primarily the Euro, compared to 26% for the same period in 2004. During the six-month period ended June 30, 2005, approximately 23% of net revenues were denominated in foreign currencies, primarily the Euro compared to 27% for the same period in 2004. Sales in Euros amounted to 21% and 25% of net revenues for the three-month periods ended June 30, 2005 and 2004, respectively compared to 21% and 26% of net revenues for the six-month periods ended June 30, 2005 and 2004, respectively. Sales in

Japanese Yen accounted for approximately 1% of net revenues for each of the three and the six-month periods ended June 30, 2005 and 2004.
     During the three and six-month periods ended June 30, 2005 changes in foreign exchange rates had a significant impact on net revenues and operating costs. Had average exchange rates for these periods remained the same as the average exchange rates in effect for the same respective periods in 2004, our reported net revenues would have been approximately $2 million and $7 million lower, respectively. However, our foreign currency costs exceed foreign currency revenues. During the three and six-month periods ended June 30, 2005 approximately 57% and 59% of our costs, respectively, were denominated in foreign currencies, primarily the Euro. Had average exchange rates during the three and six-month periods ended June 30, 2005, remained the same as the average exchange rates in effect for the same respective periods in 2004, our reported operating costs for the three-month period ended June 30, 2005 would have been approximately $9 million lower (cost of revenues $6 million; research and development, $2 million; sales, general and administrative $1 million) and our reported operating costs for the six-month period ended June 30, 2005 would have been approximately $26 million lower (cost of revenues $19 million; research and development, $5 million; sales, general and administrative, $2 million). The net effect of less favorable exchange rates for the three and six-month periods ended June 30, 2005 compared to the average exchange rates for the same periods in 2004 resulted in an increase in our loss from operations of $7 million and $19 million, respectively.
     Starting in the first quarter of 2004, we began a program to hedge a portion of forecasted transactions related to certain foreign currency operating expenses anticipated to occur within twelve months, primarily for European manufacturing subsidiaries, with forward exchange contracts. These contracts are designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and are designed to reduce the short-term impact of exchange rate changes on operating results. Our practice is to hedge exposures for the next 90 days. Average USD-Euro foreign exchange rates for cash flow hedge contracts were $1.32 and $1.26 during the three-month periods ended June 30, 2005 and 2004, respectively, compared to the average USD-Euro foreign exchange transaction rate of $1.26 and $1.22, respectively during the same periods, which resulted in an increase to cost of revenues of $4 million and $3 million, respectively. Average USD-Euro foreign exchange rates for cash flow hedge contracts were $1.32 and $1.26 during the six-month periods ended June 30, 2005 and 2004, respectively, compared to the average USD-Euro foreign exchange transaction rate of $1.30 and $1.23, respectively during the same periods, which resulted in an increase to cost of revenues of $3 million and $5 million, respectively.
     For the remaining half of 2005, we expect exchange rates to remain at or below the historical rates for the six-month period ended June 30, 2005. Due to hedging activities for the first half of 2005, we do not expect to realize the benefits of a lower USD-Euro foreign exchange rate until the fourth quarter of 2005.
Cost of Revenues and Gross Margin
     Our cost of revenues primarily include the costs of wafer fabrication, assembly and test operations, changes in inventory reserves and freight costs. Our gross margin as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.
     Gross margin was 23% and 28% for the three-month periods ended June 30, 2005 and 2004, respectively, and 22% and 29% for the six-month periods ended June 30, 2005 and 2004, respectively. The 5% decrease in gross margin during the three-month period ended June 30, 2005 compared to the same period in 2004, is due to the impact from price erosion on certain products and lower-than-expected manufacturing yields. Had exchange rates for the three-month period ended June 30, 2005 remained the same as the average exchange rates in effect for 2004, our reported gross margin would have increased by 1%. The 7% decrease in gross margin during the six-month period ended June 30, 2005 compared to the same period in 2004, is due to the impact from price erosion on certain products and lower-than-expected manufacturing yields. Had exchange rates for the six-month period ended June 30, 2005, remained the same as the average exchange rates in effect for 2004, our reported gross margin would have been increased by 2%.
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
     We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a $4 million reduction to cost of revenues for such grants for each of the three-month periods ended June 20, 2005 and 2004 and an $8 million reduction to cost of revenues for these grants for each of the six-month periods ended June 30, 2005 and 2004.
Research and Development
     Research and Development (“R&D”) expenses during the three-month period ended June 30, 2005 increased 26% or $15 million to $72 million from $57 million during the three-month period ended June 30, 2004. R&D expenses during the six-month period ended June 30, 2005 increased 23% or $26 million to $140 million from $114 million in the six-month period ended June 30, 2004. Increased spending on 0.09 micron-technology and unfavorable impact of exchange rates were the primary cause for the increase in R&D expenses. Had exchange rates during the three-month period ended June 30, 2005 remained the same as the average exchange rates incurred during the same period in 2004, R&D expenses would have been $2 million lower than the amount reported. Had exchange rates for the six-month period ended June 30, 2005 remained the same as the average exchange rates incurred during the same period in 2004, R&D expenses would have been $5 million lower than the amount reported.
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
     We receive R&D grants from various European research organizations, the benefit for which is recognized as an offset to related costs. For the three-month period ended June 30,

2005, we recognized $6 million in research grant benefits, compared to $5 million recognized for the three-month period ended June 30, 2004. For the six-month period ended June 30, 2005, we recognized $12 million in research grant benefits, compared to $7 million recognized for the six-month period ended June 30, 2004.
Selling, General and Administrative
     Selling, General and Administrative (“SG&A”), expenses increased 20% or $9 million to $53 million during the three-month period ended June 30, 2004 from $44 million during the same period in 2004. SG&A expense increased 22% or $19 million to $106 million in the six-month period ended June 30, 2005 from $87 million for the same period in 2004. As a percentage of net revenues, SG&A expenses for the three-month period ended June 30, 2005 increased to 14% as compared to 10% of net revenues for the same period in 2004 and increased to 13% in the six-month period ended June 30, 2005 compared to 11% in the six-month period ended June 30, 2004. The increase in SG&A expenses for the periods presented was due to a $7 million increase in legal expenses during the three-month period ended June 30, 2005 compared to the same period in 2004, and a $9 million increase in legal expenses during the six-month period ended June 30, 2005 compared to the same period in 2004, primarily due to increased activity associated with our litigation activity. During the six-month period ended June 30, 2005 we incurred $2 million of increased consulting fees primarily associated with Sarbanes Oxley Section 404 compliance, compared to the same period in 2004. During the three and six-month periods ended June 30, 2005 we incurred a $1 million and $4 million increase, respectively, in labor, benefits and other expenses compared to the same periods in 2004. In addition, had exchange rates in the three-month period ended June 30, 2005 remained the same as the average exchange rates incurred during the same period in 2004, SG&A expenses would have been $1 million lower than the amount reported. Had exchange rates during the six-month period ended June 30, 2005 remained the same as the average exchange rates incurred during the same period in 2004, SG&A expenses would have been $2 million lower than the amount reported.
Interest and Other Expenses, Net
     Interest and other expenses, net, increased by $6 million to $9 million during the three-month period ended June 30, 2005 compared to $3 million during the same period in 2004 and increased by $4 million to $13 million during the six-month period ended June 30, 2005, compared to $9 million during the same period in 2004. As a percentage of net revenues, interest and other expenses, net was 2% and 1% for the three-month periods ended June 30, 2005 and 2004, respectively and 1% for each of the six-month periods ended June 30, 2005 and 2004. The increase in interest and other expenses, net, is primarily due to foreign exchange losses of $4 million recognized in both the three and six-month periods ended June 30, 2005, compared to foreign exchange gains of $1 million for the three-month period ended June 30, 2004 and foreign exchange losses of $0.2 million for the six-month period ended June 30, 2004. The loss incurred during the three and six-month periods ended June 30, 2005 was primarily the result of anticipated and hedged balance sheet exposures that were larger than those that materialized during the quarter. Also, the significant movement in the USD-EURO foreign exchange rate in May, when applied to the difference between our balance sheet exposures and outstanding hedge contracts contract contributed to the unfavorable impact of $4 million on interest and other expenses, net, on our Condensed Consolidated Statements of Operations.
     Interest rates on our outstanding borrowings did not change significantly in the three and six-month periods ended June 30, 2005 as compared to the same periods in 2004.
Income Taxes
     For the three-month period ended June 30, 2005, we recorded income tax expense of $1 million compared to $4 million during the three-month period ended June 30, 2004. The income tax expense for the current quarter relates to the operations of our foreign subsidiaries. In subsidiaries where we have available tax net operating losses, we have utilized these losses to offset current year income. For subsidiaries which have full valuation allowances against their related deferred tax assets, the future benefit of current year net operating losses is not provided. We have also recognized, in the second quarter, the benefit of research and development income tax credits generated from our French operations in finalizing their tax return for 2004 resulting from a favorable change in French tax law.
     During the second quarter of 2005, the IRS commenced an audit of our federal income tax returns for the fiscal years ended 2002 and 2003. We believe we have adequately provided for taxes and related interest and penalties that may be assessed due to potential adjustments that result from the resolution of the audit of these and other tax years.
     For the six-month period ended June 30, 2005, we recorded an income tax expense of $7 million compared to $8 million for the six-month period ended June 30, 2004. The income tax expense for the six-month period ended June 30, 2005 relates to the operations of our foreign subsidiaries. The future tax benefit of net operating losses was not provided, as realization of the related benefit was not assured.
Liquidity and Capital Resources
     At June 30, 2005, we had a total of $349 million of cash and cash equivalents and short-term investments compared to $405 million at December 31, 2004. Current ratio, calculated as total current assets divided by total current liabilities, was 1.3 at June 30, 2005 and 1.7 at December 31, 2004. Despite reporting losses during the six and three-month period ended June 30, 2005, we have generated positive cash flow from operating activities, as net losses include deductions for depreciation and other non-cash charges. Working capital decreased by $225 million to $233 million at June 30, 2005 compared to $458 million at December 31, 2004, primarily as a result of the reclassification of $218 million of our Zero Coupon Convertible Notes due 2021 (“2021 Notes”) from long-term liabilities to current liabilities.
     Operating Activities: Net cash provided by operating activities was $47 million in the six-month period ended June 30, 2005, compared to $123 million in the six-month period ended June 30, 2004. We generated operating cash flow in spite of incurring losses due primarily to depreciation and other non-cash charges. The $76 million decrease in operating cash flows is primarily due to our net loss incurred as a result of pricing pressures related to certain products and unfavorable foreign exchange rates. Accounts receivable increased 1% or $3 million to $232 million at June 30, 2005 from $229 million at December 31, 2004. The average days of accounts receivable outstanding (“DSO”) was 51 days at both the end of the second quarter of 2005 and the end of the fourth quarter of 2004. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures, this could negatively affect our DSO.
     Inventories decreased 8% or $27 million, to $320 million at June 30, 2005 from $347 million at December 31, 2004. Average days of sales in inventory decreased to 89 days at June 30, 2005 as compared to 107 days at December 31, 2004. The decrease is primarily related to higher shipment volumes and increased reserves for excess and obsolete inventory. Inventories consist of raw wafers, purchased specialty wafers, work in process, and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, increased shipment levels, higher levels of process complexity, and the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.
     Other current assets decreased 11% or $10 million, to $82 million at June 30, 2005 from $92 million at December 31, 2004. This decrease is primarily due to a reduction in derivative assets related to the change in foreign currency exchange rates offset by higher receivable balances for VAT incurred related to increased European purchase activity during the six-month period ended June 30, 2005.
     Investing Activities: Net cash used for investing activities was $133 million for the six-month period ended June 30, 2005 compared to $83 million used for the six-month period ended June 30, 2004. During the first six months of 2005, we made significant investments in advanced manufacturing processes, and related equipment.
     Financing Activities: Net cash provided by financing activities was $66 million for the six-month period ended June 30, 2005 compared to net cash used of $(69) million for the six-month period ended June 30, 2004. The change is primarily due to the $131 million of financing activity completed during the six-month period ended June 30, 2005. We continued to pay down debt, with repayments of principal balances on capital leases and other debt totaling $73 million for the six-month period ended June 30, 2005, compared to $75 million for the same period in 2004.
     We believe that our existing balance of cash, cash equivalents and short term investments, together with cash flow from operations, equipment lease financing, and other short and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.
     Net decrease in cash and cash equivalents for the six-month periods ended June 30, 2005 and 2004 included a decrease of $23 million and $9 million, respectively, due to the effect of exchange rate changes on cash balances denominated in foreign currencies. These cash balances were primarily held in certain subsidiaries in Euro denominated accounts and decreased in value due to the weakening of the Euro compared to the U.S. dollar during these periods.
     During 2005, we expect our operations to generate positive cash flow; however, a significant portion of this cash will be used to repay debt and make capital investments. The amount of cash we use during the remainder of 2005 will depend largely on the amount of cash generated from our operations. Currently, we expect our total 2005 cash payments for capital expenditures to be approximately $170 million. In 2005 and future years, our capacity to make significant capital investments will depend on our ability to generate substantial cash flow from operations and on our ability to obtain adequate financing.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123. This Statement supersedes APB No. 25, which is the basis for our current policy on accounting for stock-based compensation described in Note 1 of Notes to Condensed Consolidated Financial Statements. SFAS No. 123R will require companies to recognize as an expense in the Statement of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees. Pro-forma disclosures about the fair value method and the impact on net income (loss) and net income (loss) per share appear in Note 1 of Notes to Condensed Consolidated Financial Statements. Under the methods of adoption allowed by the standard, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The fair value of unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the Statement of Operations. Previously reported amounts may be restated to reflect the SFAS No. 123R amounts in the Statement of Operations.
     In April 2005, the Securities and Exchange Commission (“SEC”) announced that registrants previously required to adopt SFAS No. 123R’s provisions on share-based payment at the beginning of the first interim period after June 15, 2005 may now adopt the provisions at the beginning of their first annual period beginning after June 15, 2005.
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
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107, (“SAB No. 107”). The interpretations in SAB No. 107 express views of the SEC staff regarding SFAS No. 123R and provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will consider the guidance in SAB No. 107 when it adopts SFAS No. 123R in the three-month period ending March 31, 2006.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”).
     SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective-application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of Accounting Principles Board Opinion No. 29 (“APB No. 29”) (“SFAS No. 153”). The guidance in APB No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that gains or losses on exchanges of nonmonetary assets may be recognized based on the differences in the fair values of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle which allowed the asset received to be recognized at the book value of the asset surrendered. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for “exchanges of nonmonetary assets that do not have commercial substance”. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 should be applied prospectively, and are effective for us for nonmonetary asset exchanges occurring from the third quarter of 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in the first quarter of 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our Consolidated Financial Statements.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“ARB No. 43, Chapter 4”) (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for us for inventory costs incurred beginning in 2006. Earlier application is permitted. The provisions of SFAS No. 151 should be applied prospectively. The adoption of SFAS No. 151 is not expected to have a material impact on our Consolidated Financial Statements.
     At its November 2003 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments” (“EITF 03-01”). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The consensus provided for disclosure of amounts of impairment of investments in securities not yet recognized in income effective for fiscal years ending after December 15, 2003. We adopted the disclosure requirements during our quarter ended September 30, 2004. At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-

sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FASB Staff Position, 03-01-1, which delays the effective date of the recognition and measurement guidance. We do not believe that this consensus on the recognition and measurement guidance will have a significant impact on our Consolidated Financial Statements.
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
     Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:
•	the cyclical nature of both the semiconductor industry and the markets addressed by our products

•	ability to meet our debt obligations

•	fluctuations in currency exchange rates

•	availability of additional financing

•	the extent of utilization of manufacturing capacity

•	fluctuations in manufacturing yields

•	the highly competitive nature of our markets

•	the pace of technological change

•	natural disasters or terrorist acts

•	political and economic risks

•	our ability to maintain good relations with our customers

•	integration of new business or products

•	third party intellectual property infringement claims

•	ability of independent assembly contractors to meet our volume, quality, and delivery objectives

•	assessment of internal controls over financial reporting

•	environmental regulations

•	personnel changes

•	business interruptions

•	system integration disruptions, and

•	changes in accounting rules, such as recording expenses for employee stock option grants.
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
     As of June 30, 2005, our long-term convertible notes and long-term debt less current portion was $160 million compared to $324 million at December 31, 2004. As of June 30, 2005,

the current portion of our convertible notes and current portion of long-term debt was $352 million compared to $141 million at December 31, 2004. Our long-term debt (less current portion) to equity ratio was 0.2 at June 30, 2005 and 0.3 at December 31, 2004. Our current debt levels, as well as any increase in our debt-to-equity ratio, could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.
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
     During economic upturns in the semiconductor industry we may need to increase our manufacturing capacity to a level that meets demand for our products in order to achieve and maintain profitability. In light of losses incurred from 2001 through the first six months of 2005, we may not be able to obtain from external sources the additional financing necessary to fund the expansion of our manufacturing facilities or the implementation of new manufacturing technologies. If we cannot expand our capacity on a timely basis during economic upturns in the semiconductor industry, we could experience significant capacity constraints that would prevent us from meeting increased customer demand, which would also harm our business.
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
     In December 2003, we re-evaluated the status of our Irving, Texas facility, which had been purchased in order to meet potential increased demand, and we reclassified the facility as “held-in-use.” At such time, we also re-evaluated the related fabrication equipment. Due to significant improvements in market conditions, we decided to utilize much of this equipment in other facilities to meet increasing demand. An asset impairment charge of $27.6 million to write down asset values to the lower of their then fair value or original net book value, prior to holding these assets for sale less depreciation relating to the period the assets were held-for- sale, was recorded in the fourth quarter of 2003. While this facility was held-for-sale, assets were not in use, and were not depreciated. During 2004, the facility and wafer fabrication equipment were depreciated at rates appropriate for each type of asset. Nearly all of the fabrication equipment was re-deployed to other manufacturing facilities that we own. During the fourth quarter of 2004, the building and related improvements were evaluated for impairment based on management’s estimates which considered an independent appraisal, among other factors, in determining fair market value. No additional impairment adjustment was required. As of June 30, 2005, the building and related improvements and land had a net book value of $56 million.

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
     OUR OPERATIONS AND FINANCIAL RESULTS COULD BE HARMED BY NATURAL DISASTERS OR TERRORIST ACTS.
     Since the terrorist attacks on the World Trade Center and the Pentagon in 2001, certain insurance coverage has either been reduced or made subject to additional conditions by our insurance carriers, and we have not been able to maintain all necessary insurance coverage at reasonable cost. Instead, we have relied to a greater degree on self-insurance. For example, we now cover the expense of property loss up to $10 million per event. Our headquarters, some manufacturing facilities and some of our major vendors’ and customers’ facilities are located near major earthquake faults and in potential terrorist target areas. If a major earthquake or other disaster or a terrorist act impacts us and insurance coverage is unavailable for any reason, we may need to spend significant amounts to repair or replace our facilities and equipment, we may suffer a temporary halt in our ability to transport product and we could suffer damages of an amount sufficient to harm our business, financial condition and results of operations.
     OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.
     Sales to customers outside North America accounted for approximately 83%, 82% and 78% of net revenues in 2004, 2003 and 2002. Sales to customers outside North America accounted for 86% and 85% of our net revenues for both the three-month periods ended June 30, 2005 and 2004, compared to 86% and 84% of our net revenues for the six-month periods ended June 30, 2005 and 2004, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:
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
     Approximately 73%, 72% and 75% of our net revenues in 2004, 2003 and 2002 were denominated in U.S. dollars. During the three-month period ended June 30, 2005 and six-month period ended June 30, 2005 approximately 78% and 77% of our net revenues, respectively, were denominated in U.S. dollars. In 1998, business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. Approximately 48%, 49% and 43% of net revenues were generated in Asia in 2004, 2003 and 2002. During the three-month periods ended June 30, 2005 and 2004, approximately 52% and 50% of our net revenues, respectively, were generated in Asia. During the six-month periods ended June 30, 2005 and 2004 approximately 52% and 49%, respectively, of our net revenues were generated in Asia.
     REVENUE DENOMINATED IN FOREIGN CURRENCIES COULD DECLINE IF THESE CURRENCIES WEAKEN AGAINST THE DOLLAR, AND WE MAY NOT BE ABLE TO ADEQUATELY HEDGE AGAINST THIS RISK.
     When we take an order denominated in a foreign currency we may receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenues, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, a negative impact on revenues can be partially offset by a positive impact on costs. However, in Japan, while our Yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in European currencies and Yen as a percentage of net revenues were 25% and 1% in 2004, 26% and 2% in 2003 and 22% and 3% in 2002, respectively. For the three-month period ended June 30, 2005 sales denominated in European currencies and Yen as a percentage of net revenue were 21% and 1%, respectively. For the three-month period ended June 30, 2004 sales denominated in European currencies and Yen as a percentage of net revenues were 25% and 1%, respectively. For the six-month period ended June 30, 2005 sales denominated in European currencies and Yen as a percentage of net revenue were 21% and 1%, respectively. For the six-month period ended June 30, 2004 sales denominated in European currencies and Yen as a percentage of net revenue were 26% and 1%, respectively. We also face the risk that our accounts receivable denominated in foreign currencies could be devalued if such foreign currencies weaken quickly and significantly against the dollar.
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
     During the three-months ended June 30, 2005 we incurred a $30 million realized loss as a result of anticipated and hedged balance sheet exposures that were larger than those that materialized during the quarter. Also, the significant movement in the USD-EURO foreign exchange rate in May, when applied to the difference between our balance sheet exposures and outstanding hedge contracts contract contributed to the unfavorable impact of $4 million on interest and other expenses, net, on our Condensed Consolidated Statements of Operations for both the three and six-month periods ended June 30, 2005.
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
     Atmel’s management determined that these control deficiencies could result in a misstatement of income taxes payable, deferred income tax assets and liabilities or the related income tax provision, or inventory and cost of revenues, that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute material weaknesses. The above deficiencies resulted in audit adjustments to the financial statements for the fourth quarter of 2004. As a result of the material weaknesses identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2004. See Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004. During the first and second quarters of 2005, we began remediating the accounting for income taxes and inventory reserve material weaknesses described in our 2004 Form 10-K, including the hiring of additional tax personnel. However, as of June 30, 2005, we have not completed the remediation of these material weaknesses. See Part I, Item 4. below.
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
     ACCOUNTING FOR EMPLOYEE STOCK OPTIONS USING THE FAIR VALUE METHOD COULD SIGNIFICANTLY REDUCE OUR NET INCOME.
     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123. This Statement supersedes APB No. 25, which is the basis for our current policy on accounting for stock-based compensation described in Note 1 of Notes to Condensed Consolidated Financial Statements included in this report. SFAS No. 123R will require companies to recognize as an expense in the Statement of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees. Pro forma disclosures about the fair value method and the impact on net income (loss) and net income (loss) per share appear in Note 1 of Notes to Condensed Consolidated Financial Statements. Under the methods of adoption allowed by the standard, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The fair value of unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the Statement of Operations. Previously reported amounts may be restated to reflect the SFAS No. 123R amounts in the Statement of Operations.
     In April 2005, the Securities and Exchange Commission (“SEC”) announced that registrants previously required to adopt SFAS No. 123R’s provisions on share-based payment at the beginning of the first interim period after June

15, 2005 may now adopt the provisions at the beginning of their first annual period beginning after June 15, 2005.
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
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107, (“SAB No. 107”). The interpretations in SAB No. 107 express views of the SEC staff regarding SFAS No. 123R and provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. We will consider the guidance in SAB No. 107 when we adopt SFAS No. 123R in the quarter ending March 31, 2006.
     OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY IMPACT OUR CASH POSITION AND OPERATING CAPITAL.
     We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Long-term pension benefits payable totaled $41 million at June 30, 2005, and $42 million at December 31, 2004. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits to be paid in the third and fourth quarter of 2005 is expected to be approximately $0.6 million. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.
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
     We have short-term debt, long-term debt, capital leases and convertible notes totaling approximately $512 million at June 30, 2005. Approximately $348 million of these borrowings have fixed interest rates. We have approximately $164 million of floating interest rate debt, of which $124 million is Euro denominated. We do not hedge against this interest rate risk and could be negatively affected should either of these rates increase significantly. A hypothetical 100 basis point increase in interest rates would have had a $2 million adverse impact on income before taxes on our Condensed Consolidated Statements of Operations for both the three and six-month periods ended June 30, 2005, respectively. While there can be no assurance that fixed or floating interest rates will remain at current levels, we believe that any rate increase will not cause significant negative impact to our operations and to our financial position.
     The following table summarizes our variable-rate debt exposed to interest rate risk as of June 30, 2005. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

							Total
							Variable-rate
							Debt
	Payments due by year						Outstanding at
							June 30,
	2005*	2006	2007	2008	2009	Thereafter	2005

30 day USD LIBOR weighted average interest rate basis (1) Capital Leases	$4,261	$5,207	$3,056	$—	$—	$—	$12,524

Total of 30 day USD LIBOR rate debt	$4,261	$5,207	$3,056	$—	$—	$—	$12,524
90 day USD LIBOR weighted average interest rate basis (1) Capital Leases	$1,496	$997	$—	$—	$—	$—	$2,493

Total of 90 day USD LIBOR rate debt	$1,496	$997	$—	$—	$—	$—	$2,493
90 day EURIBOR weighted average interest rate basis (1) Capital Leases	$14,552	$21,506	$20,860	$8,262	$3,906	$8,788	$77,874

Total of 90 day EURIBOR rate debt	$14,552	$21,506	$20,860	$8,262	$3,906	$8,788	$77,874
30/60/90 day EURIBOR interest rate basis (1) Senior Secured Term Loan Due 2007	$3,040	$6,081	$6,081	$—	$—	$—	$15,202

Total of 30/60/90 day EURIBOR debt rate	$3,040	$6,081	$6,081	$—	$—	$—	$15,202
2-year USD LIBOR interest rate basis (1) (2)	$6,353	$13,177	$11,478	$—	$—	$—	$31,008

Total of 2-year USD LIBOR rate debt	$6,353	$13,177	$11,478	$—	$—	$—	$31,008
Prime interest rate basis Revolving line of credit due 2007	$—	$—	$25,000	$—	$—	$—	$25,000

Total of revolving line of credit due 2007	$—	$—	$25,000	$—	$—	$—	$25,000

Total variable-rate debt	$29,702	$46,968	$66,475	$8,262	$3,906	$8,788	$164,101

* Six months remaining in 2005
(1) Actual rates include a spread over the basis amount
(2) Rate is fixed over three-year term

     The following table presents the hypothetical changes in interest expense, related to our outstanding borrowings, for the three and six-month period ended June 30, 2005, that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS (in thousands).
     For the three-month period ended June 30, 2005:

	Interest expense given an			Interest expense	Interest expense given an interest rate
	interest rate decrease by X basis points			with no change in	increase by X basis points
	150 BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS

Interest Expense	$4,802	$5,622	$6,443	$7,263	$8,083	$8,904	$9,724
     For the six month period ended June 30, 2005:

	Interest expense given an interest			Interest expense	Interest expense given an interest
	rate decrease by X basis points			with no change in	rate increase by X basis points
	150 BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS

Interest Expense	$10,871	$11,691	$12,512	$13,332	$14,152	$14,973	$15,793
     The following table presents the hypothetical changes in fair value in our outstanding convertible notes at June 30, 2005 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 BPS 100 BPS and 150 BPS over a twelve-month time horizon. The base value represents the fair market value of the notes (in thousands):

	Valuation of borrowing given an			Valuation with no	Valuation of borrowing given an interest
	interest rate decrease by X basis points			change in interest	rate increase by X basis points
	150 BPS	100 BPS	50 BPS	rate	50 BPS	100 BPS	150 BPS

Convertible notes	$220,255	$219,170	$218,085	$217,000	$215,915	$214,830	$213,745
Market Risk Sensitive Instruments
     During the first quarter of 2004, we began to use foreign currency forward exchange contracts to help mitigate the risk to earnings and cash flows associated with currency exchange rate fluctuations. We do not use other derivative financial instruments in our operations. The fair value of outstanding derivative instruments and the fair value that would be expected after a ten percent adverse price change as of June 30, 2005, are shown in the table below (in thousands):

		Fair Value after
	Fair Value	10% adverse Price Change
Cash Flow Contracts, (Euro Based)	$194,158	$213,573
     We recognize derivative instruments as either assets or liabilities on the Condensed Consolidated Balance Sheets and measure those instruments at fair value. Our objective in holding derivatives is to minimize the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. We do not enter into derivatives for trading purposes. Any change in fair value due to adverse exchange rate changes will be equally offset by the underlying exposure in either balance sheet translation or cash flows from operations that were the basis for the derivative contract. Therefore, adverse changes in the fair value of derivative contracts will not necessarily result in an adverse impact to our Condensed Consolidated Balance Sheets or Condensed Consolidated Statement of Operations.
     See Note 5 of Notes to Condensed Consolidated Financial Statements for more information concerning our accounting for derivative instruments.
Foreign Currency Risk
     Refer to the accompanying Notes to Condensed Consolidated Financial Statements for a discussion of our policy on and use of foreign currency derivative contracts to help mitigate the impact of foreign currency risks.
     When we take an order denominated in a foreign currency we will receive fewer U.S. dollars than we initially anticipated if that local currency weakens against the U.S. dollar before we collect our funds, which will reduce revenues. Conversely, revenues will be positively impacted if the local currency strengthens against the U.S. dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the U.S. dollar. The net effect of less favorable average foreign exchange rates for the three-month period ended June 30, 2005 compared to the average foreign exchange rates for the three-month period ended June 30, 2004 resulted in an increase in our loss from operations of $7 million (as discussed in this report in the overview section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations). The net effect of less favorable average foreign exchange rates for the six-month period ended June 30, 2005 compared to the average foreign exchange rates for the six-month period ended June 30, 2004 resulted in an increase in our loss from operations of $19 million. This impact is determined assuming that all foreign currency denominated transactions that occurred in the three and six-month periods ended June 30, 2005 were recorded using the average foreign exchange rates for the same periods in 2004. Sales denominated in foreign currencies were 22% and 26% for the three-month periods ended June 30, 2005 and 2004, respectively, and 23% and 27% for the six-month periods ended June 30, 2005 and 2004, respectively. Sales denominated in Euros were 21% and 25% for the three-month periods ended June 30, 2005 and 2004, respectively, and 21% and 26% for the six-month periods ended June 30, 2005 and 2004, respectively. Sales denominated in Yen were 1% for each of the three and six-month periods ended June 30, 2005 and 2004. Costs denominated in foreign currencies, primarily the Euro, were approximately 57% for both the three-month periods ended June 30, 2005 and 2004, and 59% and 57% for the six-month periods ended June 30, 2005 and 2004, respectively.
     For comparison purposes, the average foreign exchange rates in effect during the three-month periods ended June 30, 2005 and 2004 for the USD-Euro was 1.26 and 1.22, respectively. The average foreign exchange rates in effect during the six-month periods ended June 30, 2005 and 2004 for the USD-Euro was 1.30 and 1.23, respectively.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the U.S. dollar. Approximately 26% and 30% of our accounts receivable are denominated in foreign currency as of June 30, 2005 and December 31, 2004, respectively.
     Accounts payable and debt obligations denominated in foreign currencies could increase if such foreign currencies strengthen quickly and significantly against the U.S. dollar. Approximately 49% and 56% of our accounts payable were denominated in foreign currency as of June 30, 2005 and December 31, 2004, respectively. Approximately 24% and 32% of our debt obligations were denominated in foreign currency as of June 30, 2005 and December 31, 2004, respectively.
Item 4. Controls and Procedures
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
     During the first and second quarters of 2005, we began remediating the accounting for income taxes and inventory reserve material weaknesses described in our 2004 Form 10-K, including the hiring of additional tax personnel. However, as of June 30, 2005 we have not completed the remediation of these material weaknesses.
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
     Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by Atmel. The complaint sought unspecified damages, costs and attorneys’ fees. Atmel disputed Agere’s claims. A jury trial for this action commenced on March 1, 2005 and on March 22, 2005, the jury returned a decision in favor of Atmel. This decision is subject to appeal.

     Seagate Technology (“Seagate”) filed suit against Atmel in the Superior Court for the State of California for the County of Santa Clara on July 31, 2002. Seagate contended that certain semiconductor chips sold by Atmel to Seagate between April 1999 and mid-2001 were defective. Atmel cross-complained against Amkor Technology, Inc. and ChipPAC Inc., Atmel’s leadframe assemblers. Amkor and ChipPAC brought suits against Sumitomo Bakelite Co. Ltd., Amkor and ChipPAC’s molding compound supplier. The parties settled their dispute and in June 2005, the parties dismissed their respective complaints, with prejudice. The settlement amount did not have a significant impact on our financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders held on May 11, 2005, proxies representing 446,964,627 shares of Common Stock or 93% of the total outstanding shares were voted at the meeting. The table below presents the voting results of the election of the Company’s Board of Directors:

	Total votes for each	Total votes withheld from
	director	each director
George Perlegos	376,901,694	70,062,933
Gust Perlegos	376,899,842	70,064,785
Tsung-Ching Wu	376,860,557	70,104,070
T. Peter Thomas	394,374,345	52,590,282
Norm Hall	360,357,062	86,607,565
Pierre Fougere	394,404,159	52,560,468
Dr. Chaiho Kim	421,485,335	25,469,692
David Sugishita	413,803,205	33,151,822
     The stockholders approved the Atmel Corporation 2005 Stock Plan (an amendment and restatement of the Atmel Corporation 1996 Stock Plan). The proposal received 147,090,121 votes for, 106,691,261 votes against, 2,369,736 abstentions, and 190,813,509 broker non-votes.
     The stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year 2005. The proposal received 443,257,011 votes for, 2,653,051 votes against, 954,484 abstentions, and 100,081 broker non-votes.
Item 5: Other Information
     None.
Item 6: Exhibits
     The following Exhibits have been filed with this Report:
10.1	Atmel Corporation 2005 Stock Plan, as amended and restated, and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005).

10.2	Separation Agreement and Mutual Release dated as of July 7, 2005 between the Registrant and Francis Barton.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION

(Registrant)

August 9, 2005	/s/	GEORGE PERLEGOS

George Perlegos
President & Chief Executive Officer
(Principal Executive Officer)

August 9, 2005	/s/	ROBERT AVERY

Robert Avery
Vice President Finance &
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index
10.1	Atmel Corporation 2005 Stock Plan, as amended and restated, and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2005).

10.2	Separation Agreement and Mutual Release dated as of July 7, 2005 between the Registrant and Francis Barton.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002