Form 10-Q
period 2005-09-30
ATMEL CORP
filed 2005-11-09
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☑
On November 1, 2005, the Registrant had 483,235,953 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2005

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$282,388	$346,350
Short-term investments	52,569	58,858
Accounts receivable, net of allowance for doubtful accounts of $5,987 in 2005 and $10,043 in 2004	236,194	228,544
Inventories	313,087	346,589
Other current assets	98,117	91,588

Total current assets	982,355	1,071,929
Fixed assets, net	969,353	1,204,852
Intangible and other assets	39,638	46,742

Total assets	$1,991,346	$2,323,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$126,679	$141,383
Convertible notes	221,021	—
Trade accounts payable	127,930	245,240
Accrued and other liabilities	197,497	208,942
Deferred income on shipments to distributors	15,655	18,124

Total current liabilities	688,782	613,689
Long-term debt less current portion	151,186	110,302
Convertible notes less current portion	291	213,648
Other long-term liabilities	256,161	274,288

Total liabilities	1,096,420	1,211,927

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding 483,189 at September 30, 2005 and 477,926 at December 31, 2004	483	478
Additional paid-in capital	1,292,762	1,281,235
Accumulated other comprehensive income	147,505	289,009
Accumulated deficit	(545,824)	(459,126)

Total stockholders’ equity	894,926	1,111,596

Total liabilities and stockholders’ equity	$1,991,346	$2,323,523

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net revenues	$418,550	$413,237	$1,250,527	$1,241,435

Operating expenses

Cost of revenues	301,759	298,103	953,954	885,952

Research and development	69,655	65,732	209,938	179,683

Selling, general and administrative	45,089	44,501	150,717	131,669

Restructuring charges	2,785	—	2,785	—

Total operating expenses	419,288	408,336	1,317,394	1,197,304

Income (loss) from operations	(738)	4,901	(66,867)	44,131

Interest and other expenses, net	(7,012)	(5,043)	(19,984)	(13,651)

Income (loss) before benefit from (provision for) income taxes	(7,750)	(142)	(86,851)	30,480

Benefit from (provision for) income taxes	6,653	(17,867)	153	(25,829)

Net income (loss)	$(1,097)	$(18,009)	$(86,698)	$4,651

Basic net income (loss) per share	$(0.00)	$(0.04)	$(0.18)	$0.01

Diluted net income (loss) per share	$(0.00)	$(0.04)	$(0.18)	$0.01

Shares used in basic net income (loss) per share calculations	482,440	476,677	480,948	475,529

Shares used in diluted net income (loss) per share calculations	482,440	476,677	480,948	484,680

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2005	2004
Cash flows from operating activities
Net income (loss)	$(86,698)	$4,651
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	223,776	219,705
Unrealized losses (gains) on derivative contracts	228	(888)
Gain on sales of fixed assets	(1,100)	(1,179)
Reduction in allowance for doubtful accounts receivable	(3,952)	(1,996)
Accrued interest on convertible notes	7,663	7,593
Accrued interest on other long term debt	1,569	1,657
Changes in operating assets and liabilities:
Accounts receivable	(5,275)	(33,818)
Inventories	30,143	(56,289)
Current and other assets	(15,224)	(26,325)
Trade accounts payable	(64,723)	7,687
Accrued and other liabilities	(12,927)	16,348
Deferred income on shipments to distributors	(2,469)	3,562

Net cash provided by operating activities	71,011	140,708

Cash flows from investing activities
Acquisition of fixed assets	(161,145)	(126,383)
Sales of fixed assets	1,100	5,161
Payments for intangible and other assets	(6,578)	—
Decrease in restricted cash	—	26,175
Purchase of investments	(13,762)	(45,046)
Sale or maturity of investments	19,065	30,566

Net cash used in investing activities	(161,320)	(109,527)

Cash flows from financing activities
Proceeds from equipment financing and other debt	146,242	41,514
Principal payments on capital leases and other debt	(107,104)	(111,212)
Issuance of common stock	11,537	10,964

Net cash provided by (used in) financing activities	50,675	(58,734)

Effect of exchange rate changes on cash and cash equivalents	(24,328)	(4,445)

Net decrease in cash and cash equivalents	(63,962)	(31,998)

Cash and cash equivalents at beginning of period	346,350	385,887

Cash and cash equivalents at end of period	$282,388	$353,889

Supplemental cash flow disclosures:
Interest paid	$11,921	$14,145
Income taxes paid, net	$11,170	$30,650
Change in accounts payable due to fixed asset purchases	$(84,175)	$86,079
Fixed assets acquired under capital leases	$112,309	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or “Atmel”) and its subsidiaries as of September 30, 2005, the results of operations for the three and nine month periods ended September 30, 2005 and 2004 and the cash flows for the nine month periods ended September 30, 2005, and 2004. All intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The December 31, 2004 year-end balance sheet data was derived from the audited consolidated financial statements and does not include all of the disclosures required by generally accepted accounting principles. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Certain prior period amounts have been reclassified to conform to current presentations and such reclassifications did not have any effect on the prior periods’ net income.
     Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis for raw materials and purchased parts; and an average-cost basis for work in progress) or market, and are comprised of the following:

	September 30, 2005	December 31, 2004
Raw materials and purchased parts	$16,761	$18,006
Work in progress	224,690	246,717
Finished goods	71,636	81,866

Inventories	$313,087	$346,589

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
     Liquidity
     At the option of the holders of the Company’s zero coupon convertible notes, due 2021 (“2021 Notes”) on May 23, 2006, May 23, 2011, and May 23, 2016, the Company may be required to repurchase the 2021 Notes at prices equal to the issue price plus accrued original issue discount through the date of repurchase. The accreted value on the 2021 Notes on May 23, 2006 is expected to be $227,803. The Company may elect to pay the repurchase price in cash, in shares of common stock at a conversion ratio based on the fair market value of the common stock at the date of repurchase or in any combination of the two. The Company believes it will be successful in repaying the 2021 Notes on or before maturity. To do this the Company may seek additional financing. The terms of financing available to it now and in the future may not be attractive and the timing of the availability of capital is uncertain and is dependent, in part, on market conditions that are difficult to predict and are outside of the Company’s control.
     The Company believes that its existing balance of cash, cash equivalents and short term investments, together with anticipated cash flow from operations, equipment lease financing, and other short and medium-term bank borrowings, will be sufficient to meet its liquidity and capital requirements over the next twelve months.

     Grant Recognition
     Grants from government organizations are amortized as a reduction of expenses over the period the related obligations are fulfilled. During the nine month period ended September 30, 2005, the Company entered into new grant agreements with several French government agencies. Recognition of future benefits will depend on the Company’s achievement of certain capital investment, research and development spending and employment goals. During the three and nine-month periods ended September 30, 2005, the Company recognized $7,848 and $27,918 of grant benefits, respectively. During the three and nine-month periods ended September 30, 2004, the Company recognized $5,018 and $20,768 of grant benefits, respectively. Grant benefits are recognized as a reduction of either cost of revenues or research and development, depending on the nature of the grant.
     Stock-Based Compensation
     Atmel has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No.123”), Accounting for Stock Based Compensation amended by SFAS No. 148. Accordingly, no compensation cost has been recognized for the 1986 Incentive Stock Option Plan (“1986 Stock Plan”) and the 2005 Stock Plan (an amendment and restatement of the 1996 Stock Plan) (the “2005 Plan”) or for grants made under the 1991 Employee Stock Purchase Plan (“ESPP”). If the compensation cost for the 1986 Stock Plan and the 2005 Plan and the ESPP had been determined based on the fair value at the grant date consistent with the provisions of SFAS No.123, Atmel’s net income (loss) per share for the three and nine-month periods ended September 30, 2005 and 2004 would have been adjusted to the pro forma amounts indicated below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) — as reported	$(1,097)	$(18,009)	$(86,698)	$4,651
Add: employee stock-based compensation expense included in net income (loss) as reported, net of tax effects	—	—	—	—
Deduct: employee stock-based compensation expense based on fair value method, net of tax effects	(5,032)	(3,963)	(13,989)	(12,247)

Net loss — pro forma	$(6,129)	$(21,972)	$(100,687)	$(7,596)

Basic net income (loss) per share — as reported	$(0.00)	$(0.04)	$(0.18)	$0.01
Basic net loss per share — pro forma	$(0.01)	$(0.05)	$(0.21)	$(0.02)
Diluted net income (loss) per share — as reported	$(0.00)	$(0.04)	$(0.18)	$0.01
Diluted net loss per share — pro forma	$(0.01)	$(0.05)	$(0.21)	$(0.02)
     The fair value of each option grant for the 1986 Stock Plan and the 2005 Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Risk-free interest	4.01%	3.38%	3.82%	3.24%
Expected life (years)	5.14-8.40	5.00 - 6.50	5.14-8.40	5.00-6.50
Expected volatility	90%	93%	92%	93%
Expected dividend yield	0%	0%	0%	0%

     The weighted average fair values of stock options granted during the three-month periods ended September 30, 2005 and 2004 were $1.72 and $2.61, respectively. The weighted average fair values of stock options granted during the nine-month periods ended September 30, 2005 and 2004 were $2.22 and $4.01, respectively.
     The fair value of each purchase under the ESPP is estimated on the date at the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Risk-free interest	3.78%	2.85%	3.54%	2.55%
Expected life (years)	0.5	0.5	0.5	0.5
Expected volatility	59%	56%	66%	54%
Expected dividend yield	0%	0%	0%	0%
     The weighted average fair values of ESPP purchases during the three-month periods ended September 30, 2005 and 2004 were $0.68 and $1.01, respectively. The weighted average fair values of ESPP purchases during the nine-month period ended September 30, 2005 and 2004 were $0.88 and $1.33, respectively.
     The effects of applying SFAS No.123 in the pro forma disclosures for the three and nine-month periods ended September 30, 2005 and 2004 are not likely to be representative of the effects on pro forma disclosures in future periods. The Company is evaluating the requirements of SFAS No. 123R and expects the adoption of SFAS No. 123R to have a material impact on its consolidated results of operations and net income (loss) per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures required under SFAS No. 123.
     Recent Accounting Pronouncements:
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123. This Statement supersedes Accounting Principles Board Opinion (“APB”) “Accounting for Stock Issued to Employees” (“APB No. 25”), which is the basis for our current policy on accounting for stock-based compensation described above. SFAS No. 123R will require companies to recognize as an expense in the Statement of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees. Pro forma disclosures about the fair value method and the impact on net income (loss) and net income (loss) per share appear in Note 1. Under the methods of adoption allowed by the standard, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The fair value of unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the Statement of Operations. Previously reported amounts may be restated to reflect the SFAS No. 123 amounts in the Statement of Operations.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). The interpretations in SAB No. 107 express the views of the SEC staff regarding SFAS No. 123R and provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will consider the guidance in SAB No. 107 when it adopts SFAS No. 123R in the three-month period ending March 31, 2006.
     In April 2005, the Securities and Exchange Commission (“SEC”) announced that registrants previously required to adopt SFAS No. 123R’s provisions on share-based payment at the beginning of the first interim period after June 15, 2005 may now adopt the provisions at the beginning of their first annual period beginning after June 15, 2005.
     The Company is evaluating the requirements of SFAS No. 123R and expects the adoption of SFAS No. 123R to have a material impact on its consolidated results of operations and net income (loss) per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures required under SFAS No. 123.
     In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123R-2”). FSP 123R-2 provides guidance on the application of stock option grant date as defined in SFAS No. 123R. One of the key criteria defining the stock option grant date is a mutual understanding by the employer and employee of the key terms and conditions of a share-based payment award. As a practical accommodation, a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements (that is, by the Board of Directors or Management with the relevant authority) if: (a) the award is a unilateral grant and, therefore, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short period from the date of approval. The application of FSP 123R-2 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. SFAS No. 154’s retrospective application requirement replaces APB No 20’s (“Accounting Changes”) requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of Accounting Principles Board Opinion No. 29” (“APB No. 29”) (“SFAS No. 153”). The guidance in APB No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that gains or losses on exchanges of nonmonetary assets may be recognized based on the differences in the fair values of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle which allowed the asset received to be recognized at the book value of the asset surrendered. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for “exchanges of nonmonetary assets that do not have commercial substance”. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 should be applied prospectively, and are effective for the Company for nonmonetary asset exchanges occurring from the third quarter of 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in the first quarter of 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s Consolidated Financial Statements.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“ARB No. 43, Chapter 4”) (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company for inventory costs incurred beginning in 2006. Earlier application is permitted. The provisions of SFAS No. 151 should be applied prospectively. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
     At its November 2003 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments” (“EITF 03-01”). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The consensus provided for disclosure of amounts of impairment of investments in securities not yet recognized in income effective for fiscal years ending after December 15, 2003. The Company adopted the disclosure requirements during its quarter ended September 30, 2004. At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FSP, 03-01-1, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its

Application to Certain Investments” (“FSP 03-01-1”) which delays the effective date of the recognition and measurement guidance. In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP Nos. 115-1 and 124-1”). FSP Nos. 115-1 and 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP Nos. 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115 and SFAS No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. FSP Nos. 115-1 and 124-1 nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Costs Exceed Fair Value.” The guidance in FSP Nos. 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect the adoption of this consensus and further updates surrounding the recognition and measurement guidance to have a significant impact on the Company’s Consolidated Financial Statements.
2. Short-Term Investments
     Short-term investments as of September 30, 2005 and December 31, 2004 are primarily comprised of United States of America (“U.S.”) and foreign corporate debt securities, U.S. government and municipal agency debt securities, commercial paper, and guaranteed variable annuities.
     All marketable securities are deemed by management to be available for sale and are reported at fair value with net unrealized gains or losses reported within stockholders’ equity on the Company’s Condensed Consolidated Balance Sheets and as a component of other comprehensive income (loss). Realized gains and losses are recorded based on the specific identification method. For the three and nine-month periods ended September 30, 2005 and 2004, there were no significant net realized gains or losses on short-term investments. The carrying amount of the Company’s investments is shown in the table below:

	September 30, 2005		December 31, 2004
	Book	Market	Book	Market
	Value	Value	Value	Value
U.S. Government obligations	$2,865	$2,860	$998	$998
State and municipal securities	5,350	5,350	798	796
Corporate securities and other obligations	43,641	44,359	56,555	57,064

Subtotal	51,856	52,569	58,351	58,858

Unrealized gains	815	—	666	—
Unrealized losses	(102)	—	(159)	—

Net unrealized gains	713	—	507	—

Total fair value	$52,569	$52,569	$58,858	$58,858

     Contractual maturities of available-for-sale debt securities as of September 30, 2005, were as follows:

Due within one year	$9,045
Due in 1-5 years	6,000
Due in 5-10 years	3,679
Due after 10 years	33,132

Total	$51,856

     The following table presents the fair value and gross unrealized losses of the Company’s investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category as of September 30, 2005:

	Less than 12 months		Greater than 12 months
	Fair	Unrealized	Fair	Unrealized
	Value	losses	Value	losses

Corporate and municipal debt securities	$17,416	$(24)	$3,585	$(78)

     The Company considers the unrealized losses in the table above to not be “other than temporary” due primarily to their nature, quality and short term holding period.

3. Intangible Assets
     Intangible assets as of September 30, 2005 are included in Intangible and Other Assets in the Condensed Consolidated Balance Sheet and consisted of the following:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets

Core / Licensed Technology	$102,246	$(85,177)	$17,069
Non-Compete Agreement	306	(279)	27
Patents	1,377	(853)	524

Total Intangible Assets	$103,929	$(86,309)	$17,620

     Intangible assets as of December 31, 2004 consisted of the following:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets

Core / Licensed Technology	$100,118	$(76,985)	$23,133
Non-Compete Agreement	306	(164)	142
Patents	1,377	(509)	868

Total Intangible Assets	$101,801	$(77,658)	$24,143

     Intangible amortization expense for the three-month periods ended September 30, 2005 and 2004 totaled $2,943 and $2,792, respectively. Intangible amortization expense for the nine-month periods ended September 30, 2005 and 2004 totaled $8,651 and $8,975, respectively. The following table presents the estimated future amortization of net intangible assets:

Amount
2005 (October 1 through December 31)	$2,926
2006	7,833
2007	5,837
2008	914
2009 and thereafter	110

Total estimated future amortization	$17,620

4. Borrowing Arrangements
     Information with respect to the Company’s debt and capital lease obligations is shown in the following table:

	September 30, 2005	December 31, 2004

Various interest-bearing notes	$118,518	$71,391
Line of credit	40,000	15,000
Convertible notes	221,312	213,648
Capital lease obligations	119,347	165,294

	499,177	465,333
Less amount due within one year	(347,700)	(141,383)

Long-term debt due after one year	$151,477	$323,950

     Maturities of the debt and capital lease obligations are as follows:

	Convertible
	Notes	Other	Total

2005 (October 1 through December 31)	$—	$52,906	$52,906
2006	228,033	104,721	332,754
2007	—	103,047	103,047
2008	335	24,545	24,880
2009	—	5,643	5,643
Thereafter	—	8,522	8,522

	228,368	299,384	527,752
Less amount representing interest	(7,056)	(21,519)	(28,575)

Total	$221,312	$277,865	$499,177

     In June 2005, the Company entered into a euro 43,156 ($52,237) term loan agreement with a domestic bank. The interest rate is fixed at 4.10%. The Company has pledged certain manufacturing equipment as collateral. The loan is required to be repaid in equal installments of euro 3,841 per calendar quarter commencing on September 30, 2005, with the final payment due on June 28, 2008. As of September 30, 2005, $47,829 of the loan was outstanding.
     On February 28, 2005, the Company entered into an equipment financing arrangement in the amount of 40,685 euro or $54,005 which is repayable in quarterly installments over three years. The stated interest rate is based on 90-day euro Interbank Offered Rate (“Euribor”) plus 2.25%. This equipment financing is collateralized by the financed assets. As of September 30, 2005, the balance outstanding under the arrangement was $41,228.
     In September 2005, the Company obtained a $15,000 term loan with a domestic bank. This term loan matures in September 2008. The interest rate on this term loan is LIBOR plus 2.25%. In December 2004, the Company had obtained a term loan with the same domestic bank in the amount of $20,000. Concurrent to this, the Company established a $25,000 revolving line of credit with this domestic bank. Both the term loan and the revolving line of credit mature in December 2007. The interest rate on the revolving line of credit is determined by the Company and must be either the domestic bank’s prime rate or LIBOR plus 2%. The interest rate on the term loan is EURIBOR plus 2.0%. All U.S. domestic account receivable balances secure amounts borrowed. The revolving line of credit and both term loans require the Company to meet certain financial ratios and to comply with other covenants on a periodic basis. The Company was in compliance with these covenants as of September 30, 2005. As of September 30, 2005, the full amount of the revolving line of credit was outstanding and $28,598 of the term loans was outstanding.

     In May 2001, the Company completed a sale of zero coupon convertible notes, due 2021 (“2021 Notes”), which raised $200,027. The 2021 Notes are convertible at any time, at the option of the holder, into the Company’s common stock at the rate of 22.983 shares per $1 (one thousand dollars) principal amount. The effective interest rate of the 2021 Notes is 4.75% per annum. The 2021 Notes will be redeemable for cash, at the Company’s option, at any time on or after May 23, 2006 in whole or in part at redemption prices equal to the issue price plus accrued original issue discount. At the option of the holders on May 23, 2006, May 23, 2011, and May 23, 2016, the Company may be required to repurchase the 2021 Notes at prices equal to the issue price plus accrued original issue discount through date of repurchase. The Company may elect to pay the repurchase price in cash, in shares of common stock at a conversion ratio based on the fair market value of the common stock at the date of repurchase or in any combination of the two. As of September 30, 2005, the outstanding balance of the 2021 Notes was $221,021 and is recorded within current liabilities by the Condensed Consolidated Balance Sheet as the 2021 Notes are redeemable by the holders on May 23, 2006.
     In April 1998, the Company completed a sale of zero coupon subordinated convertible notes, due 2018, (“2018 Notes”) which raised $115,004. On April 21, 2003, the Company paid $134,640 in cash to those note-holders of the 2018 Notes that submitted their 2018 Notes for redemption. 2018 Notes with an accreted value of $291 as of September 30, 2005 were not submitted for redemption and remain outstanding and are included within other long-term liabilities on the Condensed Consolidated Balance Sheets. The 2018 Notes are convertible at any time, at the option of the holder, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount. The effective interest rate of the 2018 Notes is 5.5% per annum. At any time, the Company has the option to redeem the 2018 Notes for cash, in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. At the option of the holders on April 21, 2008, and 2013, the Company may be required to repurchase the 2018 Notes at prices equal to the issue price plus accrued original issue discount through date of repurchase. The Company may elect to pay the repurchase price in cash, in shares of common stock at a conversion ratio based on the fair market value of the common stock at the date of repurchase or in any combination of the two.
     During the nine-months ended September 30, 2005, the Company made $107,104 in principal payments on its capital leases and other debt.

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
     Gains and losses on contracts intended to offset foreign exchange gains or losses from the revaluation of current assets and liabilities, including inter-company balances denominated in currencies other than the functional currency are included in interest and other expenses, net, in the Condensed Consolidated Statements of Operations. The Company’s balance sheet hedge contracts related to current assets and liabilities generally range from one to three months in original maturity. As of December 31, 2004, the notional value of the balance sheet hedge contracts outstanding was 102,000 euro with a fair value of $138,168. During the nine-month period ended September 30, 2005, the Company incurred a realized loss upon settlement of all outstanding balance sheet hedge contracts. This loss was offset primarily by unrealized gains associated with the revaluation of current assets and current liabilities denominated in foreign currencies other than the Company’s functional currency, resulting in net foreign exchange transaction losses of $588 and $4,259 during the three and nine-month period ended September 30, 2005. For the three and nine-month periods ended September 30, 2004, the unrealized gain on the Company’s outstanding contracts was $1,303 and $726, respectively, offset by unrealized losses associated with the revaluation of current assets and liabilities denominated in foreign currencies other than the Company’s functional currency, resulting in net foreign exchange losses of $669 and $900. Both the realized and unrealized gain (loss) were included within interest and other expenses, net on the Company’s Condensed Consolidated Statements of Operations offset by the related realized and unrealized gain (loss) on the revaluation of the related current assets and liabilities. As of September 30, 2005, there were no outstanding balance sheet hedge contracts.
     The Company periodically hedges forecasted transactions related to certain anticipated foreign currency operating expenses, primarily related to European manufacturing subsidiaries, with forward contracts. These contracts are designated as cash flow hedges. As of September 30, 2005 and December 31, 2004, the effective portion of the derivatives’ (losses) gains, reported as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets, was $(3,757) and $3,918, respectively. These amounts will be reclassified into cost of revenues when the related expenses are recognized. For the three and nine-month periods ended September 30, 2005, the effective portion of the derivative’s (loss) that was reclassified into cost of revenues in the Condensed Consolidated Statements of Operations was $(12,023) and $(14,734), respectively. For the three and nine-month periods ended September 30, 2004, the effective portion of the derivative’s gain (loss) that was reclassified into cost of revenues was $1,016 and $(4,015), respectively. The ineffective portion of the gain or loss, if any, is immediately reported in interest and other expenses, net in the Condensed Consolidated Statements of Operations. For the three and nine-month periods ended September 30, 2005, and 2004, the amounts recognized in earnings for hedge ineffectiveness and the time value excluded from effectiveness testing, were not significant. For the three and nine-month periods ended September 30, 2005, the unrealized (loss) on the Company’s outstanding cash flow hedge contracts was $(228) and $(955), respectively. For the three and nine-month periods ended September 30, 2004, the unrealized (loss) gain on the Company’s outstanding cash flow hedge contracts was $(60) and $162, respectively. As of September 30, 2005, outstanding cash flow hedges, which had original maturities of up to six months, had a notional value of 25,000 euro or a fair value of $30,107. As of December 31, 2004, outstanding cash flow hedges, which had original maturities of up to three months, had a notional value of 90,000 euro or a fair value of $121,883.
     The fair value of derivative instruments as of September 30, 2005 was a net liability of $3,985. The fair value of derivative instruments as of December 31, 2004 was a net asset of $7,397. These amounts are included in other current assets or in accrued and other liabilities on the Company’s Condensed Consolidated Balance Sheets.
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

The plans are non-funded. Pension liabilities and charges to expense are based upon various assumptions, updated quarterly, including discount rates, future salary increases, employee turnover, and mortality rates. Retirement Plans consist of two types of plans. The first plan type provides for termination benefits paid to employees only at retirement, and consists of approximately one to five months of salary. This structure covers primarily the Company’s French employees. The second plan type provides for defined benefit payouts for remaining employee’s post-retirement life, and covers primarily the Company’s German employees. The aggregate net pension cost relating to the two plan types for the three and nine-month periods ended September 30, 2005 and 2004 included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost-benefits earned during the period	$754	$1,476	$1,969	$2,357
Interest cost on projected benefit obligation	559	769	1,647	1,601
Amortization of net actuarial loss	66	153	124	360

Net pension cost	$1,379	$2,398	$3,740	$4,318

     The Company made $414 in benefit payments during the nine-month period ended September 30, 2005.
     With respect to the Company’s unfunded plans in Germany, decreases in the discount rates, increases in inflation and changes to various actuarial assumptions all contributed to an overall increase in the pension liability of $3,808, which is included as a component of the Company’s stockholders equity in the Condensed Consolidated Balance Sheets as of September 30, 2005.
7. Restructuring Charges
     The following table summarizes the activity related to the restructuring accrual during the three-months ended September 30, 2005:

	June 30, 2005			September 30, 2005
	Accrual	Charges	Payments	Accrual
Termination of contract with supplier	$10,314	$—	$(224)	$10,090
Employee termination costs	—	2,785	(352)	2,433

Total	$10,314	$2,785	$(576)	$12,523

     During the three-month period ended September 30, 2005, the Company began implementing cost reduction initiatives, primarily targeting manufacturing labor costs. The Company recorded $2,785 for workforce reductions consisting of one-time involuntary termination severance benefits related to the termination of 106 employees primarily in manufacturing, research and development, and administration. Unpaid severance benefits from these cost reduction activities are expected to be settled by June 30, 2006 and are recorded in accrued and other liabilities on the Condensed Consolidated Balance Sheets. The Company may incur additional restructuring costs, such as employee termination costs, losses on the sale of assets, costs for relocating manufacturing activities, and other restructuring related costs.
     The remaining accrual of $10,090 at September 30, 2005 related to a long-term supplier contract recorded when the Company closed its Irving, Texas facility in August 2003, and will be paid out over the next 9 years. The current balance of $950 is recorded in accrued and other liabilities on the Condensed Consolidated Balance Sheets. The long-term balance of $9,140 is recorded in other long-term liabilities on the Condensed Consolidated Balance Sheets.

8. Accumulated Other Comprehensive Income
     The components of accumulated other comprehensive income as of September 30, 2005, and December 31, 2004, are as follows:

	September 30,	December 31,
	2005	2004
Foreign currency translation	$154,357	$284,584
Minimum pension liability adjustment	(3,808)	—
Unrealized gain (loss) on derivative instruments	(3,757)	3,918
Unrealized gains on investments	713	507

Accumulated other comprehensive income	$147,505	$289,009

     The change in accumulated other comprehensive income for the three and nine-month periods ended September 30, 2005 and 2004, are as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$(1,097)	$(18,009)	$(86,698)	$4,651
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,303)	19,658	(130,227)	(11,706)
Minimum pension liability adjustment	(2,840)	—	(3,808)	—
Unrealized gain (loss) on derivative instruments	11,331	32	(7,675)	1,368
Unrealized gain (loss) on investments	52	(19)	206	(122)

Other comprehensive income (loss)	5,240	19,671	(141,504)	(10,460)

Comprehensive income (loss)	$4,143	$1,662	$(228,202)	$(5,809)

9. Net Income (Loss) Per Share
     Basic net income (loss) per share is computed by using the weighted average number of common shares outstanding during that period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, warrants and the conversion of convertible securities for all periods.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Basic and diluted net income (loss)	$(1,097)	$(18,009)	$(86,698)	$4,651

Weighted-average shares — basic net income (loss) per share calculations	482,440	476,677	480,948	475,529
Dilutive effect of stock options	—	—	—	9,151

Weighted-average shares — diluted net income (loss) per share calculations	482,440	476,677	480,948	484,680

Basic net income (loss) per share	$(0.00)	$(0.04)	$(0.18)	$0.01
Diluted net income (loss) per share	$(0.00)	$(0.04)	$(0.18)	$0.01

     The following table summarizes antidilutive securities which were not included in the “Weighted-average shares — diluted net income (loss) per share calculations” used for calculation of diluted net income (loss) per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Employee stock options	23,071	30,395	23,856	14,595
Common stock equivalent shares associated with convertible notes	98,001	52,922	82,510	37,506

Total shares excluded from per share calculation	121,072	83,317	106,366	52,101

Average closing stock price used in computing the number of common stock equivalent shares	$2.26	$3.99	$2.68	$5.63
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
10. Interest and Other Expenses, Net
     Interest and other expenses, net, is summarized in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest and other income	$1,529	$2,441	$5,560	$7,935
Interest expense	(7,953)	(6,815)	(21,285)	(20,686)
Foreign exchange transaction losses	(588)	(669)	(4,259)	(900)

Total	$(7,012)	$(5,043)	$(19,984)	$(13,651)

11. Income Taxes
     For the three and nine months ended September 30, 2005, the Company recorded an income tax benefit of $6,653 and $153 respectively, compared to an income tax expense of $17,867 and $25,829 for the three and nine months ended September 30, 2004, respectively.
     The provision for income taxes for these periods relates to certain profitable foreign subsidiaries as the Company is not recognizing any tax benefits for unprofitable entities due to the full valuation allowance provided against their related deferred tax assets. In the three-month period ended September 30, 2005, the Company recognized a benefit of $11,997 resulting from the conclusion of a tax audit in Germany for the tax years 1999 through 2002.

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
Information about segments:

		Micro-		RF and
	ASIC	controller	NVM	Automotive	Total

Three Months ended September 30, 2005
Net revenues	$161,397	$74,128	$99,419	$83,606	$418,550
Segment operating income (loss)	(6,428)	9,131	(683)	27	2,047

Three Months ended September 30, 2004
Net revenues	$152,067	$76,101	$111,927	$73,142	$413,237
Segment operating income (loss)	(10,115)	14,084	(4,597)	5,529	4,901

		Micro-		RF and
	ASIC	controller	NVM	Automotive	Total

Nine Months ended September 30, 2005
Net revenues	$462,835	$229,045	$294,530	$264,117	$1,250,527
Segment operating income (loss)	(73,055)	30,583	(15,126)	(6,484)	(64,082)

Nine Months ended September 30, 2004
Net revenues	$440,614	$263,116	$336,660	$201,045	$1,241,435
Segment operating income (loss)	(46,536)	71,839	(1,030)	19,858	44,131

Reconciliation of segment information to Condensed Consolidated Statements of Operations:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
Total income (loss) from operations for reportable segments	$2,047	$4,901	$(64,082)	$44,131
Restructuring charges	(2,785)	—	(2,785)	—

Consolidated income (loss) from operations	$(738)	$4,901	$(66,867)	$44,131

     Geographic sources of revenues for each of the three and nine-month periods ended September 30, 2005 and 2004 were as follows, (revenues are attributed to countries based on delivery locations):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

United States	$58,696	$80,369	$171,739	$214,895
Germany	44,073	46,478	130,700	136,675
France	40,191	32,015	121,196	106,080
UK	7,274	8,576	28,050	24,961
Japan	14,237	18,411	38,682	48,595
China including Hong Kong	93,692	82,650	268,360	270,880
Singapore	66,449	36,935	202,282	103,790
Rest of Asia-Pacific	47,087	53,439	144,320	172,713
Rest of Europe	42,277	44,159	128,463	132,250
Rest of World	4,574	10,205	16,735	30,596

Total Revenues	$418,550	$413,237	$1,250,527	$1,241,435

     Locations of long-lived assets as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004

United States	$271,213	$323,831
Germany	16,677	26,380
France	353,775	459,312
UK	314,826	382,068
Japan	49	63
China including Hong Kong	609	410
Rest of Asia-Pacific	11,190	8,815
Rest of Europe	10,469	14,024

Total Long Lived Assets	$978,808	$1,214,903

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
     Seagate Technology (“Seagate”) filed suit against Atmel in the Superior Court for the State of California for the County of Santa Clara on July 31, 2002. Seagate contended that certain semiconductor chips sold by Atmel to Seagate between April 1999 and mid-2001 were defective. Atmel cross-complained against Amkor Technology, Inc. and ChipPAC Inc., Atmel’s leadframe assemblers. Amkor and ChipPAC brought suits against Sumitomo Bakelite Co. Ltd., Amkor and ChipPAC’s molding compound supplier. The parties settled their dispute and in June 2005, the parties dismissed their respective complaints, with prejudice. The settlement amount did not have a significant impact on the Company’s financial position or results of operations.
     Warranty Liability:
     The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The majority of products are generally covered by a warranty typically ranging from 90 days to two years.
     The following table summarizes the activity related to the product warranty liability during the nine-month periods ended September 30, 2005 and 2004:

	2005	2004
Balance at beginning of period	$10,495	$9,998
Accrual for warranties during the period (including exchange rate impact)	4,635	5,591
Change in accrual relating to preexisting warranties (including change in estimates)	(331)	1,021
Settlements made (in cash or in kind) during the period	(5,493)	(5,523)

Balance at end of period	$9,306	$11,087

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
     Purchase Commitments:
     At September 30, 2005, the Company had outstanding commitments for purchases of capital equipment of $45,297 which are expected to be delivered over the next several quarters.

14. Subsequent Events
Memorandum of Understanding for Nantes Facility Sale
     On October 5, 2005, the Company entered into a memorandum of understanding to sell its Nantes, France manufacturing facility and the related foundry activities to XbyBus, a French corporation. The Nantes site employs approximately 600 people of which approximately 300 are associated with the manufacturing operations. The Company currently anticipates that the sale of the Nantes facility will be completed before the end of 2005, and may result in one-time charges related to employee termination and other costs. As certain terms are still under negotiation, the amount of one-time charges associated with the sale is not yet determinable.
Sale of Private Equity Investment
     In October 2005, the Company sold its interest in a private equity investment and realized cash proceeds on this sale of $6 million, substantially all of which will be recorded as a gain on sale of investment in the fourth quarter of 2005.

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
OVERVIEW
     We are a leading designer, developer and manufacturer of a wide range of semiconductor products. Our diversified product portfolio includes our proprietary AVR microcontrollers, a RISC-based architecture that contains an embedded control system with an internal memory system, our high performance, electrically erasable programmable read only memories (EEPROMs), security and smart card ICs and a diverse range of advanced logic, mixed-signal, nonvolatile memory and radio frequency (RF) devices. Leveraging our broad intellectual property portfolio, we are able to provide our customers with complete system solutions. Our solutions target a wide range of applications in the communications, computing, consumer electronics, storage, security, automotive, military and aerospace markets, such as mobile handsets, automotive electronics, GPS systems and universal serial bus (USB) devices.
     We design, develop, manufacture and sell our products. We develop process technologies ourselves to ensure they provide the maximum possible performance. We manufacture more than 97% of our products in our own wafer fabrication facilities (“fabs”).
     Net revenues during the three-month period ended September 30, 2005 increased 1% or $6 million to $419 million, compared to $413 million from the same period in 2004, primarily due to growth in our ASIC and RF and Automotive segments, partially offset by declines in our Microcontroller and Nonvolatile Memory segments. Gross margin remained at 28% for the three-month period ended September 30, 2005, compared to the same period in 2004.
     During the three-month period ended September 30, 2005, changes in foreign exchange rates did not have a significant impact on net revenues and operating costs.
     During the three-month period ended September 30, 2005, we had a loss from operations of $1 million, compared to income from operations of $5 million for the same period in 2004. The change from the prior period resulted primarily from one-time involuntary termination severance and termination benefits, higher operating expenses and the impact of foreign exchange hedging contracts.
     Net revenues during the nine-month period ended September 30, 2005 increased to $1,251 million as compared to $1,241 million for the same period in 2004, primarily due to growth in our ASIC and RF and Automotive segments, partially offset by declines in our Microcontroller and Nonvolatile Memory segments. The increase in revenues in the RF and Automotive segment is primarily related to growth in communication chipsets for CDMA phones and strong demand for other communication products such as GPS, keyless entry, infrared receivers and RFID products; while the increase in our ASIC segment revenues was due to higher unit shipments somewhat offset by lower average selling price. The decline in our Microcontroller segment revenues is primarily due to stronger end-of-life sales of military products in 2004 compared to 2005, while the decrease in our Nonvolatile Memory segment revenues is due to price declines driven by competitive pricing pressures. Gross margin decreased to 24% for the nine-month period ended September 30, 2005 compared to 29% for the same period in 2004 primarily due to pricing pressures on certain products, lower-than-expected manufacturing yields, and unfavorable impact from costs denominated in foreign currencies.
     During the nine-month period ended September 30, 2005, changes in foreign exchange rates had a significant impact on net revenues and operating costs. Had average exchange rates during this period remained the same as the average exchange rates in effect for the same period in 2004, our net revenues for the nine-month period ended September 30, 2005, would have been approximately $8 million lower, while our operating costs would have been approximately $28 million lower (cost of revenues, $20 million; research and development, $6 million; sales, general and administrative, $2 million). The net effect of less favorable exchange rates for the nine-month period ended September 30, 2005 compared to the average exchange rates for the same period in 2004 resulted in an increase in our loss from operations of $20 million.
     During the nine-month period ended September 30, 2005, we had a loss from operations of $67 million, compared to income from operations of $44 million for the same period in 2004. The change from the prior period resulted primarily from lower gross margins, higher operating expenses, unfavorable foreign exchange rates, and one-time involuntary termination severance and termination benefit costs incurred during the three-month period ended September 30, 2005.
     Although we incurred a net loss for the nine-month period ended September 30, 2005, we still generated cash from operating activities, as we had in prior quarters. In the years 2002 through 2004, we have used this cash flow to significantly reduce our outstanding debt. During this period, we also made significant investments in advanced manufacturing processes and related equipment to maintain our competitive position technologically as well as to increase capacity. During the nine-month periods ended September 30, 2005 and 2004, we paid $161 million and $126 million, respectively, for new equipment.
     As of September 30, 2005, our cash and cash equivalents, and short-term investment balances totaled $335 million, down from $405 million as of December 31, 2004, while total indebtedness increased from $465 million to $499 million during the same period.
RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated certain operating data as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	100%	100%	100%	100%

Operating expenses
Cost of revenues	72	72	76	71
Research and development	17	16	17	15
Selling, general and administrative	11	11	12	11
Restructuring charges	—	—	—	—

Total operating expenses	100	99	105	97

Income (loss) from operations	—	1	(5)	3
Interest and other expenses, net	(2)	(1)	(2)	(1)

Income (loss) before benefit from (provision for) income taxes	(2)	—	(7)	2
Benefit from (provision for) income taxes	2	(4)	—	(2)

Net income (loss)	—%	(4)%	(7)%	—%

Net Revenues — By Segment
     Our segments comprise: (1) ASIC; (2) Microcontroller; (3) Nonvolatile Memory; and (4) RF and Automotive.
     Our net revenues by segment for the three and nine-month periods ended September 30, 2005 compared to the same periods in 2004 are summarized as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,			Percent	September 30,			Percent
Segment	2005	2004	Change	Change	2005	2004	Change	Change

ASIC	$161,397	$152,067	$9,330	6%	$462,835	$440,614	$22,221	5%
Microcontroller	74,128	76,101	(1,973)	(3)%	229,045	263,116	(34,071)	(13)%
Nonvolatile Memory	99,419	111,927	(12,508)	(11)%	294,530	336,660	(42,130)	(13)%
RF and Automotive	83,606	73,142	10,464	14%	264,117	201,045	63,072	31%

Net revenues	$418,550	$413,237	$5,313	1%	$1,250,527	$1,241,435	$9,092	1%

ASIC
     ASIC segment revenues increased by 6% or $9 million to $161 million for the three-month period ended September 30, 2005, compared to $152 million for the same period in 2004 and increased by 5% or $22 million to $463 million for the nine-month period ended September 30, 2005, compared to $441 million for the same period in 2004.
     The increase in ASIC segment revenue growth was predominantly driven by higher unit shipments, partially offset by lower average selling prices. The majority of this growth came from increased revenues in Smart Card IC and ARM-based digital products. Smart Card IC products experienced growing demand for applications requiring small memory with high security, such as GSM cell phone applications, bank cards, national ID cards and conditional access for set-top boxes. ARM-based digital products benefited from introduction of new design wins used in consumer-type electronics.
     Although many of the products within the ASIC segment are profitable, currently Smart Card ICs are not, which makes the entire segment unprofitable. We are improving profitability of our Smart Card ICs through ongoing die-size reductions and improved process yields, and we are currently producing a majority of our Smart Cards on 0.18 micron technology. However, due to competitive pricing pressures, conditions may remain challenging for Smart Card IC products for the foreseeable future.
Microcontroller
     Microcontroller segment revenues decreased by 3% or $2 million to $74 million for the three-month period ended September 30, 2005, compared to $76 million for the same period in 2004 and decreased 13% or $34 million to $229 million for the nine-month period ended September 30, 2005, compared to $263 million for the same period in 2004. The decrease in segment revenues related primarily to large sales of end-of-life Military and Aerospace application specific standard products in 2004 that were not repeated in 2005. The decrease was also due to lower overall average selling prices associated with sales of commodity microcontrollers to customers in Asia, offset partially by increased volumes of proprietary microcontroller products.
Nonvolatile Memory
     Nonvolatile Memory segment revenues decreased by 11% or $13 million to $99 million for the three-month period ended September 30, 2005, compared to $112 million for the same period in 2004 and decreased 13% or $42 million to $295 million for the nine-month period ended September 30, 2005, compared to $337 million for the same period in 2004.
     Because nonvolatile memory products are commodity oriented, they are subject to greater declines in average selling prices than products in our other segments. Our Nonvolatile Memory segment continues to be unprofitable. Competitive pressures and the need to continually migrate to new technology are among several factors causing continued pricing declines. Conditions in this segment are expected to remain challenging for the foreseeable future. In an attempt to mitigate the pricing fluctuations in this market, we have shifted our focus away from parallel Flash products, which tend to experience greater average sales price fluctuations, to other serial-based nonvolatile memory products.
RF and Automotive
     RF and Automotive segment revenues increased 14% or $11 million to $84 million for the three-month period ended September 30, 2005, compared to $73 million for the same period in 2004 and increased 31% or $63 million to $264 million for the nine-month period ended September 30, 2005, compared to $201 million for the same period in 2004.
     In 2005, RF and Automotive segment revenues increased primarily due to significant increases in sales of SiGe BiCMOS products that are sold for use in CDMA handsets. We also experienced, strong demand for other communication products such as GPS, keyless entry, infrared receivers and other RFID products. We have a significant presence in the European automotive sector, which has given us a steady customer base which uses our products for function controllers, as well as ASSP’s for convenience and safety systems. RF communication applications include GPS and car radio products. However, RF and Automotive operating margins have declined due to pricing pressures on our handset products.

Net Revenues — By Geographic Area
     Our net revenues by geographic areas are summarized as follows (revenues are attributed to countries based on delivery locations):

	Three Months Ended				NineMonths Ended
(in thousands)	September 30,			Percent	September 30,			Percent
Region	2005	2004	Change	Change	2005	2004	Change	Change

United States	$58,696	$81,457	$(22,761)	(28)%	$171,739	$217,346	$(45,607)	(21)%
Europe	133,816	131,227	2,589	2%	408,409	399,966	8,443	2%
Asia	221,464	191,435	30,029	16%	653,645	595,979	57,666	10%
Other *	4,574	9,118	(4,544)	(50)%	16,734	28,144	(11,410)	(41)%

Total Net Revenues	$418,550	$413,237	$5,313	1%	$1,250,527	$1,241,435	$9,092	1%

•	Primarily includes Philippines, South Africa, and Central and South America
     Our sales outside the United States accounted for 86% of our net revenues for the three-month period ended September 30, 2005, as compared to 80% for the same period in 2004 and accounted for 86% of our net revenues for the nine-month period ended September 30, 2005, compared to 82% of our net revenues for the same period in 2004.
     Our sales to the United States decreased by $23 million, or 28% for the three-month period ended September 30, 2005, compared to the same period in 2004 and decreased $46 million, or 21% for the nine-month period ended September 30, 2005, compared to the same period in 2004, due to lower average selling prices partially offset by slightly higher volume shipments.
     Our sales to Europe increased $3 million, or 2% for the three-month period ended September 30, 2005 as compared to the same period in 2004 and increased $8 million, or 2%, for the nine-month period ended September 30, 2005, compared to the same period in 2004. The sales increase for both periods was due to higher volume shipments partially offset by lower average selling prices and an increase in the value of the euro relative to the U.S. dollar during the nine-month period ended September 30, 2005.
     Our sales to Asia increased $30 million, or 16%, for the three-month period ended September 30, 2005, compared to the same period in 2004 and increased $58 million, or 10%, for the nine-month period ended September 30, 2005, compared to the same period in 2004 primarily due to higher volume shipments of our SiGe BiCMOS products, partially offset by lower average selling prices.
Revenues and Costs — Impact from Changes to Foreign Exchange Rates
     During the three-month period ended September 30, 2005, approximately 20% of net revenues were denominated in foreign currencies, primarily the euro, compared to 26% for the same period in 2004. During the nine-month period ended September 30, 2005, approximately 22% of net revenues were denominated in foreign currencies, primarily the euro, compared to 27% for the same period in 2004. Sales in euros amounted to 19% and 25% of net revenues for the three-month periods ended September 30, 2005 and 2004, respectively, compared to 21% and 26% of net revenues for the nine-month periods ended September 30, 2005 and 2004, respectively. Sales in Japanese yen accounted for approximately 1% of net revenues for each of the three and the nine-month periods ended September 30, 2005 and 2004.
     For comparison purposes, the average foreign exchange rates in effect during the three-month periods ended September 30, 2005 and 2004 for the USD-euro was 1.22 and 1.21, respectively. The average foreign exchange rates in effect during the nine-month periods ended September 30, 2005 and 2004 for the USD-euro was 1.27 and 1.23, respectively.
For the three-month period ended September 30, 2005, changes in foreign exchange rates did not have a significant impact on net revenues and operating costs while during the nine-month period ended September 30, 2005, had average exchange rates remained the same as the average exchange rates in effect for the same respective period in 2004, our net revenues would have been approximately $8 million lower. However, our foreign currency costs exceed foreign currency revenues. During the three and nine-month periods ended September 30, 2005 approximately 57% and 58% of our costs, respectively, were denominated in foreign currencies, primarily the euro. Had average exchange rates during the three and nine-month periods ended September 30, 2005, remained the same as the average exchange rates in effect for the same respective periods in 2004, our operating costs for the three-month period ended September 30, 2005 would have been unchanged and our operating costs for the nine-month period ended September 30, 2005 would have been approximately $28 million lower (cost of revenues $20 million; research and development, $6 million; sales, general and administrative and restructuring costs $2 million). The net effect of exchange rates for the three-month period ended September 30, 2005 compared to the average exchange rates for the same period in 2004 resulted in no change to our loss from operations. The net effect of less favorable exchange rates for the nine-month period ended September 30, 2005 compared to the average exchange rates for the same period in 2004 resulted in an increase in our loss from operations of $20 million.
     Starting in the first quarter of 2004, we began a program to hedge a portion of forecasted transactions related to certain foreign currency operating expenses anticipated to occur within twelve months, primarily for European manufacturing subsidiaries, with forward exchange contracts. These contracts are designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and are designed to reduce the short-term impact of exchange rate changes on operating results. Our practice is to hedge exposures for the next 90-180 days. Average USD-euro foreign exchange rates for cash flow hedge contracts were $1.29 and $1.20 during the three-month periods ended September 30, 2005 and 2004, respectively, compared to the average USD-euro foreign exchange transaction rate of $1.22 and $1.21, respectively during the same periods, which resulted in an increase to cost of revenues of $12 million and a decrease to cost of revenues of $1 million, respectively. Average USD-euro foreign exchange rates for cash flow hedge contracts were $1.30 and $1.24 during the nine-month periods ended September 30, 2005 and 2004, respectively, compared to the average USD-euro foreign exchange transaction rate of $1.27 and $1.23, respectively during the same periods, which resulted in an increase to cost of revenues of $14 million and $4 million, respectively.
     For the remainder of 2005, we expect exchange rates to remain at or below the historical rates for the nine-month period ended September 30, 2005. Due to hedging activities for the first nine-months of 2005, we do not expect to realize the benefits of a lower USD-euro foreign exchange rate until the fourth quarter of 2005.
Cost of Revenues and Gross Margin
     Our cost of revenues primarily include the costs of wafer fabrication, assembly and test operations, changes in inventory reserves and freight costs. Our gross margin as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.
     Our gross margin was 28% for both the three-month periods ended September 30, 2005 and 2004 and 24% and 29% for the nine-month periods ended September 30, 2005 and 2004, respectively. The 5% decrease in gross margin during the nine-month period ended September 30, 2005 compared to the same period in 2004, is due to the impact from price erosion on certain products, and lower-than-expected manufacturing yields. Had exchange rates for the three-month period ended September 30, 2005 remained the same as the average exchange rates in effect for the same period in 2004, there would have been no change in our gross margin. Had exchange rates for the nine-month period ended September 30, 2005, remained the same as the average exchange rates in effect for 2004, our gross margin would have increased by 1%.
     In recent periods, average selling prices for some of our semiconductor products have been below manufacturing costs, which has adversely affected our results of operations, cash flows and financial condition. Because inventory reserves are recorded in advance of when written-down inventory is sold, subsequent gross margins in the period of sale may be higher than they would be absent the effect of the previous write-downs. Our excess and obsolete inventory write-offs taken in prior years relate to all of our product categories, while lower-of-cost or market reserves relate primarily to our non-volatile memory products and Smart Card IC products.
     We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a reduction to cost of revenues of $2 million and $3 million for such grants for the three-month periods ended September 30, 2005 and 2004, respectively, and a reduction to cost of revenues of $10 million and $11 million for these grants for the nine-month periods ended September 30, 2005 and 2004, respectively.
Research and Development
     Research and Development (“R&D”) expenses during the three-month period ended September 30, 2005 increased 6% or $4 million to $70 million from $66 million during the three-month period ended September 30, 2004. R&D expenses during the nine-month period ended September 30, 2005 increased 17% or $30 million to $210 million from $180 million in the nine-month period ended September 30, 2004. Increased spending on advanced process technologies such as the use of copper for the production of 0.13 and 0.09 micron-technology, and an unfavorable impact of exchange rates were the primary cause for the increase in R&D expenses. Had exchange rates during the three-month period ended September 30, 2005 remained the same as the average exchange rates incurred during the same period in 2004, R&D expenses would have been the same as the amount reported. Had exchange rates for the nine-month period ended September 30, 2005 remained the same as the average exchange rates incurred during the same period in 2004, R&D expenses would have been $6 million lower than the amount reported.

     We have continued to invest in a variety of product areas and process technologies, including embedded EEPROM CMOS technology, Logic and Flash to be manufactured at 0.13 and 0.09 micron line widths, as well as investments in SiGe BiCMOS technology to be manufactured at 0.18 micron line widths. We have also continued to purchase or license technology when necessary in order to bring products to market in a timely fashion. We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve. However, we are seeking to reduce our R&D costs by focusing on fewer, more profitable development projects.
     We receive R&D grants from various European research organizations, the benefit for which is recognized as an offset to related costs. For the three-month period ended September 30, 2005, we recognized $6 million in research grant benefits, compared to $2 million recognized for the three-month period ended September 30, 2004. For the nine-month period ended September 30, 2005, we recognized $18 million in research grant benefits, compared to $10 million recognized for the nine-month period ended September 30, 2004.
Selling, General and Administrative
     Selling, General and Administrative (“SG&A”) expenses remained flat during the three-month period ended September 30, 2005 compared to the same period in 2004. SG&A expenses increased 14% or $19 million to $151 million in the nine-month period ended September 30, 2005 from $132 million for the same period in 2004. As a percentage of net revenues, SG&A expenses for the three-month period ended September 30, 2005 remained at 11% of net revenues compared to the same period in 2004 and increased to 12% in the nine-month period ended September 30, 2005 compared to 11% in the nine-month period ended September 30, 2004. The increase in SG&A expenses for the nine-month period ended September 20, 2005 was due to a $10 million increase in legal expenses and a $9 million increase in labor, benefits and other expenses compared to the same period in 2004. Had exchange rates in the three-month period ended September 30, 2005 remained the same as the average exchange rates incurred during the same period in 2004, SG&A expenses would have been the same as the amount reported. Had exchange rates during the nine-month period ended September 30, 2005 remained the same as the average exchange rates incurred during the same period in 2004, SG&A expenses would have been approximately $2 million lower than the amount reported.
     The provisions of SFAS 123R will require us to record a charge to earnings for employee stock options grants and other equity incentives. This revised standard is likely to materially impact our results of operations, primarily SG&A, in the first quarter of fiscal 2006 and thereafter (see further discussion under “Recent Accounting Pronouncements”).
Restructuring Charges
     During the three-month period ended September 30, 2005, we began implementing cost reduction initiatives, primarily targeting manufacturing labor costs and recorded restructuring charges of $3 million for workforce reductions consisting of one-time involuntary termination severance benefits costs related to the termination of 106 employees primarily in manufacturing, research and development, and administration. Unpaid severance benefits from these cost reduction activities are expected to be settled by June 30, 2006 and are recorded in accrued and other liabilities on the Condensed Consolidated Balance Sheets. Relating to restructuring costs incurred during the three-month period ended September 30, 2005, we anticipate gradual quarterly savings beginning in the fourth quarter of 2005 and reaching a quarterly rate of approximately $2 million by the end of the third quarter of 2006. We are continuously reviewing our operations and further pursuing plans to improve our long term operating results and as a result, may incur additional restructuring costs, such as employee termination costs, losses on the sale of assets, costs for relocating manufacturing activities, and other restructuring related costs. The total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.
Interest and Other Expenses, Net
     Interest and other expenses, net, increased by $2 million to $7 million during the three-month period ended September 30, 2005 compared to $5 million during the same period in 2004 and increased by $6 million to $20 million during the nine-month period ended September 30, 2005, compared to $14 million during the same period in 2004. As a percentage of net revenues, interest and other expenses, net was 2% and 1% for both the three and nine-month periods ended September 30, 2005 and 2004. The increase in interest and other expenses, net, during the three-month period ended September 30, 2005 as compared to the same period in 2004 is primarily due to an increase in foreign exchange transaction losses and lower interest and other income. Interest and other expenses, net during the nine-month period ended September 30, 2005 as compared to the same period in 2004 increased due to foreign exchange losses as a result of anticipated and hedged balance sheet exposures that were larger than those that materialized during the period. The significant movement in the USD-euro foreign exchange rate, when applied to the difference between our balance sheet exposures and outstanding hedge contracts contributed to the unfavorable impact on interest and other, expenses, net on our Condensed Consolidated Statements of Operations.

     Interest rates on our outstanding borrowings did not change significantly in the three and nine-month periods ended September 30, 2005 as compared to the same periods in 2004.
Income Taxes
     For the three and nine months ended September 30, 2005, we recorded an income tax benefit of $7 million and $0.2 million respectively, compared to an income tax expense of $18 million and $26 million for the three and nine months ended September 30, 2004, respectively.
     The provision for income taxes for these periods relates to certain profitable foreign subsidiaries as we are not recognizing any tax benefits for unprofitable entities due to the full valuation allowance provided against their related deferred tax assets. In the three-month period ended September 30, 2005, we recognized a benefit of $12 million resulting from the conclusion of a tax audit in Germany for the tax years 1999 through 2002.
Liquidity and Capital Resources
     At September 30, 2005, we had a total of $335 million of cash and cash equivalents and short-term investments compared to $405 million at December 31, 2004. Current ratio, calculated as total current assets divided by total current liabilities, was 1.4 at September 30, 2005 and 1.7 at December 31, 2004. Despite reporting losses during the nine and three-month periods ended September 30, 2005, we have generated positive cash flow from operating activities, as net losses include deductions for depreciation and other non-cash charges. Working capital decreased by $164 million to $294 million at September 30, 2005 compared to $458 million at December 31, 2004, primarily as a result of the reclassification of $218 million of our Zero Coupon Convertible Notes due 2021 (“2021 Notes”) from long-term liabilities to current liabilities.
     Operating Activities: Net cash provided by operating activities was $71 million in the nine-month period ended September 30, 2005, compared to $141 million in the nine-month period ended September 30, 2004. We generated operating cash flow in spite of incurring losses due primarily to depreciation and other non-cash charges. The $70 million decrease in operating cash flows is primarily due to our net loss incurred as a result of pricing pressures related to certain products and unfavorable foreign exchange rates. Accounts payable decreased 48% or $117 million to $128 million at September 30, 2005 from $245 million at December 31, 2004. The decrease in accounts payable is due to our increased effort to reduce operating costs, impact of foreign exchange rates and the timing of our payments to vendors. Accounts receivable increased 3% or $7 million to $236 million at September 30, 2005 from $229 million at December 31, 2004. The average days of accounts receivable outstanding (“DSO”) was 51 days at both the end of the third quarter of 2005 and the end of the fourth quarter of 2004. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures, this could negatively affect our DSO.
     Inventories decreased 10% or $34 million, to $313 million at September 30, 2005 from $347 million at December 31, 2004. Average days of sales in inventory decreased to 94 days at September 30, 2005 as compared to 107 days at December 31, 2004. The decrease is primarily related to higher shipment volumes, increased reserves for excess and obsolete inventory and the impact of lower foreign exchange rates. Inventories consist of raw wafers, purchased specialty wafers, work in process, and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, increased shipment levels, higher levels of process complexity, and the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.
     Other current assets increased 7% or $6 million, to $98 million at September 30, 2005 from $92 million at December 31, 2004. This increase is primarily due to a higher VAT receivables in our European subsidiaries.
     Investing Activities: Net cash used for investing activities was $161 million for the nine-month period ended September 30, 2005 compared to $110 million used for the nine-month period ended September 30, 2004. During the first nine months of 2005, we made significant investments in advanced manufacturing processes, and related equipment.
     Financing Activities: Net cash provided by financing activities was $51 million for the nine-month period ended September 30, 2005 compared to net cash used of $(59) million for the nine-month period ended September 30, 2004. The change is primarily due to the $146 million of proceeds from equipment financing and other debt financing completed during the nine-month period ended September 30, 2005. We continued to repay debt, with repayments of principal balances on capital leases and other debt totaling $107 million for the nine-month period ended September 30, 2005, compared to $111 million for the same period in 2004.
     We believe that our existing balance of cash, cash equivalents and short term investments, together with anticipated cash flow from operations, equipment lease financing, and other short and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

     Net decrease in cash and cash equivalents for the nine-month periods ended September 30, 2005 and 2004 included a decrease of $24 million and $4 million, respectively, due to the effect of exchange rate changes on cash balances denominated in foreign currencies. These cash balances were primarily held in certain subsidiaries in euro denominated accounts and decreased in value due to the weakening of the euro compared to the U.S. dollar during these periods.
     During the remainder 2005, we expect our operations to generate positive cash flow; however, a significant portion of this cash will be used to repay debt and make capital investments. The amount of cash we use during the remainder of 2005 will depend largely on the amount of cash generated from our operations. Currently, we expect our total 2005 cash payments for capital expenditures to be approximately $170 million. In 2005 and future years, our capacity to make significant capital investments will depend on our ability to generate substantial cash flow from operations and on our ability to obtain adequate financing.
     At the option of the holders on May 23, 2006, May 23, 2011, and May 23, 2016, we may be required to repurchase our zero coupon convertible notes, due 2021 (“2021 Notes”) at prices equal to the issue price plus accrued original issue discount through the date of repurchase. The accreted value on the 2021 Notes on May 23, 2006 is expected to be approximately $228 million. We may elect to pay the repurchase price in cash, in shares of common stock at a conversion ratio based on the fair market value of the common stock at the date of repurchase or in any combination of the two. We believe we will be successful in repaying the 2021 Notes on or before maturity. To do this we may seek additional financing. The terms of financing available to us now and in the future may not be attractive to us and the timing of the availability of capital is uncertain and is dependent, in part, on market conditions that are difficult to predict and are outside of our control.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123. This Statement supersedes Accounting Principles Board Opinion (“APB”) “Accounting for Stock Issued to Employees” (“APB No. 25”), which is the basis for our current policy on accounting for stock-based compensation described above. SFAS No. 123R will require companies to recognize as an expense in the Statement of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees. Pro forma disclosures about the fair value method and the impact on net income (loss) and net income (loss) per share appear in Note 1 to the Condensed Consolidated Financial Statements. Under the methods of adoption allowed by the standard, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The fair value of unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the Statement of Operations. Previously reported amounts may be restated to reflect the SFAS No. 123 amounts in the Statement of Operations.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). The interpretations in SAB No. 107 express the views of the SEC staff regarding SFAS No. 123R and provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. We will consider the guidance in SAB No. 107 when it adopts SFAS No. 123R in the three-month period ending March 31, 2006.
     In April 2005, the Securities and Exchange Commission (“SEC”) announced that registrants previously required to adopt SFAS No. 123R’s provisions on share-based payment at the beginning of the first interim period after June 15, 2005 may now adopt the provisions at the beginning of their first annual period beginning after June 15, 2005.
     We are evaluating the requirements of SFAS No. 123R and expect the adoption of SFAS No. 123R to have a material impact on our consolidated results of operations and net income (loss) per share. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures required under SFAS No. 123.
     In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123R-2”). FSP 123R-2 provides guidance on the application of stock option grant date as defined in SFAS No. 123R. One of the key criteria defining the stock option grant date is a mutual understanding by the employer and employee of the key terms and conditions of a share-based payment award. As a practical accommodation, a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements (that is, by the Board of Directors or Management with the relevant authority) if: (a) the award is a unilateral grant and, therefore, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short period from the date of approval. The application of FSP 123R-2 is not expected to have a material impact on our Consolidated Financial Statements.

     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. SFAS No. 154’s retrospective application requirement replaces APB No 20’s (“Accounting Changes”) requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of Accounting Principles Board Opinion No. 29” (“APB No. 29”) (“SFAS No. 153”). The guidance in APB No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that gains or losses on exchanges of nonmonetary assets may be recognized based on the differences in the fair values of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle which allowed the asset received to be recognized at the book value of the asset surrendered. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for “exchanges of nonmonetary assets that do not have commercial substance”. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 should be applied prospectively, and are effective for nonmonetary asset exchanges occurring from the third quarter of 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in the first quarter of 2005. The adoption of SFAS No. 153 did not have a material impact on our Consolidated Financial Statements.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“ARB No. 43, Chapter 4”) (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for us for inventory costs incurred beginning in 2006. Earlier application is permitted. The provisions of SFAS No. 151 should be applied prospectively. The adoption of SFAS No. 151 is not expected to have a material impact on our Consolidated Financial Statements.
     At its November 2003 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments” (“EITF 03-01”). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The consensus provided for disclosure of amounts of impairment of investments in securities not yet recognized in income effective for fiscal years ending after December 15, 2003. We adopted the disclosure requirements during our quarter ended September 30, 2004. At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FSP, 03-01-1, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 03-01-1”) which delays the effective date of the recognition and measurement guidance. In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP Nos. 115-1 and 124-1”). FSP Nos. 115-1 and 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP Nos. 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115 and SFAS No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. FSP Nos. 115-1 and 124-1 nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Costs Exceed Fair Value.” The guidance in FSP Nos. 115-1 and

124-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect the adoption of this consensus and further updates surrounding the recognition and measurement guidance to have a significant impact on our Consolidated Financial Statements.
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
     THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS.
     The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The semiconductor industry faced severe business conditions with global semiconductor revenues for the industry declining 32% to approximately $139 billion in 2001, compared to revenues in 2000. The semiconductor industry began to turn around in 2002 with global semiconductor sales increasing modestly by 1% to approximately $141 billion. In 2003, global semiconductor sales increased 18% to $166 billion. Global semiconductor sales in 2004 increased 27% to $211 billion. In the first six months of 2005 it is estimated that global semiconductor sales increased 9% to $109 billion from $100 billion in the first six months of 2004.
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
     As of September 30, 2005, our long-term convertible notes and long-term debt less current portion was $151 million compared to $324 million at December 31, 2004. As of September 30, 2005, the current portion of our convertible notes and current portion of long-term debt was $348 million compared to $141 million at December 31, 2004. Our long-term debt (less current portion) to equity ratio was 0.2 at September 30, 2005 and 0.3 at December 31, 2004. Our current debt levels, as well as any increase in our debt-to-equity ratio, could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.
     Our ability to meet our debt obligations will depend upon our ability to raise additional financing in the near term and on our future performance and ability to generate substantial cash flow from operations, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to meet debt obligations or otherwise are obliged to repay any debt prior to its due date, our available cash would be depleted, perhaps seriously, and our ability to fund operations harmed.
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
     IF WE DO NOT SUCCESSFULLY ADJUST OUR MANUFACTURING CAPACITY IN LINE WITH INCREASES IN DEMAND OR DOWNTURNS IN OUR INDUSTRY OUR BUSINESS COULD BE HARMED.
     We currently manufacture our products at our facilities in Colorado Springs, Colorado; Heilbronn, Germany; Rousset, France; Grenoble, France; Nantes, France; and North Tyneside, United Kingdom.
     During economic upturns in the semiconductor industry we may need to increase our manufacturing capacity to a level that meets demand for our products in order to achieve and maintain profitability. In light of losses incurred from 2001 through the first nine months of 2005, we may not be able to obtain from external sources the additional financing necessary to fund the expansion of our manufacturing facilities or the implementation of new manufacturing technologies. If we cannot expand our capacity on a timely basis during economic upturns in the semiconductor industry, we could experience significant capacity constraints that would prevent us from meeting increased customer demand, which would also harm our business.
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
     In December 2003, we re-evaluated the status of our Irving, Texas facility, which had been purchased in order to meet potential increased demand, and we reclassified the facility as “held-in-use.” At such time, we also re-evaluated the related fabrication equipment. Due to significant improvements in market conditions, we decided to utilize much of this equipment in other facilities to meet increasing demand. An asset impairment charge of $27.6 million to write down asset values to the lower of their then fair value or original net book value, prior to holding these assets for sale less depreciation relating to the period the assets were held-for- sale, was recorded in the fourth quarter of 2003. While this facility was held-for-sale, assets were not in use, and were not depreciated. During 2004, the facility and wafer fabrication equipment were depreciated at rates appropriate for each type of asset. Nearly all of the fabrication equipment was re-deployed to other manufacturing facilities that we own. During the fourth quarter of 2004, the building and related improvements were evaluated for impairment based on management’s estimates which considered an independent appraisal, among other factors, in determining fair market value. No additional impairment adjustment was required. As of September 30, 2005, the building and related improvements and land had a net book value of $56 million.
     We continue to evaluate the existing restructuring and asset impairment reserves related to previously implemented restructuring plans. As a result, there may be additional restructuring charges or reversals of previously established reserves. However, we may incur additional restructuring and asset impairment charges in connection with any restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results.

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
     We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Freescale, Fujitsu, Hitachi, IBM, Infineon, Intel, LSI Logic, Microchip, Philips, Samsung, Sharp, STMicroelectronics, Texas Instruments and Toshiba. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced new products we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last three years, we have experienced significant price competition in several segments, especially in our nonvolatile memory segment for EPROM, Serial EEPROM, and Flash memory products, as well as in our commodity microcontrollers. We expect continuing competitive pressures in our markets from existing competitors and new entrants, new technology and cyclical demand, which, among other factors, will likely maintain the recent trend of declining average selling prices for our products.
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
     OUR OPERATIONS AND FINANCIAL RESULTS COULD BE HARMED BY NATURAL DISASTERS OR TERRORIST ACTS.
     Since the terrorist attacks on the World Trade Center and the Pentagon in 2001, certain insurance coverage has either been reduced or made subject to additional conditions by our insurance carriers, and we have not been able to maintain all necessary insurance coverage at reasonable cost. Instead, we have relied to a greater degree on self-insurance. For example, we now cover the expense of property loss up to $10 million per event. Our headquarters, some manufacturing facilities and some of our major vendors’ and customers’ facilities are located near major earthquake faults and in potential terrorist target areas. If a major earthquake or other disaster or a terrorist act impacts us and insurance coverage is unavailable for any reason, we may need to spend significant amounts to repair or replace our facilities and equipment, we may suffer a temporary halt in our ability to manufacture and transport product and we could suffer damages of an amount sufficient to harm our business, financial condition and results of operations.
     OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.
     Sales to customers outside the United States accounted for approximately 83%, 82% and 78% of net revenues in 2004, 2003 and 2002. Sales to customers outside the United States accounted for 86% and 80% of our net revenues for the three-month periods ended September 30, 2005 and 2004, respectively, compared to 86% and 82% of our net revenues for the nine-month periods ended September 30, 2005 and 2004, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:
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

     Approximately 73%, 72% and 75% of our net revenues in 2004, 2003 and 2002 were denominated in U.S. dollars. During the three and nine-month periods ended September 30, 2005 approximately 80% and 78% of our net revenues, respectively, were denominated in U.S. dollars. In 1998, business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. Approximately 48%, 49% and 43% of net revenues were generated in Asia in 2004, 2003 and 2002. During the three-month periods ended September 30, 2005 and 2004, approximately 53% and 46% of our net revenues, respectively, were generated in Asia. During the nine-month periods ended September 30, 2005 and 2004 approximately 52% and 48%, respectively, of our net revenues were generated in Asia.
     REVENUE DENOMINATED IN FOREIGN CURRENCIES COULD DECLINE IF THESE CURRENCIES WEAKEN AGAINST THE DOLLAR, AND WE MAY NOT BE ABLE TO ADEQUATELY HEDGE AGAINST THIS RISK.
     When we take an order denominated in a foreign currency we may receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. In addition to reducing revenues, this risk will negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, a negative impact on revenues can be partially offset by a positive impact on costs. However, in Japan, while our yen denominated sales are also subject to exchange rate risk, we do not have significant operations with which to counterbalance our exposure. Sales denominated in European currencies and yen as a percentage of net revenues were 25% and 1% in 2004, 26% and 2% in 2003 and 22% and 3% in 2002, respectively. For the three-month period ended September 30, 2005 sales denominated in European currencies and yen as a percentage of net revenue were 20% and 1%, respectively. For the three-month period ended September 30, 2004 sales denominated in European currencies and yen as a percentage of net revenues were 25% and 1%, respectively. For the nine-month period ended September 30, 2005 sales denominated in European currencies and yen as a percentage of net revenue were 21% and 1%, respectively. For the nine-month period ended September 30, 2004 sales denominated in European currencies and yen as a percentage of net revenue were 26% and 1%, respectively. We also face the risk that our accounts receivable denominated in foreign currencies could be devalued if such foreign currencies weaken quickly and significantly against the dollar.
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
     We have in the past entered into, and may in the future enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on certain foreign currency assets and liabilities. In addition, we periodically hedge certain anticipated foreign currency cash flows. Our attempts to hedge against these risks may not be successful, resulting in an adverse impact on our net income. In addition, we may be subject to greater foreign currency fluctuations on certain foreign currency assets and liabilities at times in which we have not entered into foreign exchange forward contracts.
     During the nine-months ended September 30, 2005, we incurred realized losses as a result of anticipated and hedged balance sheet exposures that were larger than those that materialized during the period. The significant movement in the dollar-euro foreign exchange rate, when applied to the difference between our balance sheet exposures and outstanding hedge contracts contributed to the unfavorable impact on interest and other expenses, net, on our Condensed Consolidated Statements of Operations for the nine-month period ended September 30, 2005.
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

     A LACK OF EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING COULD RESULT IN AN INABILITY TO ACCURATELY REPORT OUR FINANCIAL RESULTS, WHICH COULD LEAD TO A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS, HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE, AND IMPAIR OUR ABILITY TO RAISE ADDITIONAL CAPITAL.
     Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, in connection with our management’s evaluation of our internal control over financial reporting as of December 31, 2004, management identified two control deficiencies that constituted material weaknesses. As more fully described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, as of December 31, 2004, our management concluded that we did not maintain effective controls over:
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
     Atmel’s management determined that these control deficiencies could result in a misstatement of income taxes payable, deferred income tax assets and liabilities or the related income tax provision, or inventory and cost of revenues, that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute material weaknesses. The above deficiencies resulted in audit adjustments to the financial statements for the fourth quarter of 2004. As a result of the material weaknesses identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2004. See Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004. Beginning in the first quarter of 2005, we began remediating the accounting for income taxes and inventory reserve material weaknesses described in our 2004 Form 10-K, including the hiring of additional tax and accounting personnel. However, as of September 30, 2005, we have not completed the remediation of these material weaknesses. In addition, we are taking action to remediate other control deficiencies identified in 2004 and 2005 in the documentation and design of our internal control over financial reporting. If there is insufficient time for testing or if the remediated controls fail the testing, certain of such deficiencies may constitute material weaknesses.
     A failure to implement and maintain effective internal control over financial reporting, including a failure to implement corrective actions taken to address the material weaknesses and other control deficiencies identified above, or any other control deficiencies that we may identify as part of our ongoing evaluation of our internal control over financial reporting, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and impair our ability to raise additional capital. While we continue to take steps to remediate control deficiencies, particularly material weaknesses and significant deficiencies, in our system of internal control over financial reporting, we have not completed our remediation effort and there can be no assurance that we will completely remediate our control deficiencies such that we and our independent registered public accountants would be able to conclude that our internal control over financial reporting is effective as of December 31, 2005.
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
     ACCOUNTING FOR EMPLOYEE STOCK OPTIONS USING THE FAIR VALUE METHOD COULD SIGNIFICANTLY REDUCE OUR NET INCOME.
     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123. This Statement supersedes APB No. 25, which is the basis for our current policy on accounting for stock-based compensation described in Note 1 of Notes to Condensed Consolidated Financial Statements included in this report. SFAS No. 123R will require companies to recognize as an expense in the Statement of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees. Pro forma disclosures about the fair value method and the impact on net income (loss) and net income (loss) per share appear in Note 1 of Notes to Condensed Consolidated Financial Statements. Under the methods of adoption allowed by the standard, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. The fair value of unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the Statement of Operations. Previously reported amounts may be restated to reflect the SFAS No. 123 amounts in the Statement of Operations.

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
     We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and net income (loss) per share. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.
     In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123R-2”). FSP 123R-2 provides guidance on the application of stock option grant date as defined in SFAS No. 123R. One of the key criteria defining the stock option grant date is a mutual understanding by the employer and employee of the key terms and conditions of a share-based payment award. As a practical accommodation, a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements (that is, by the Board of Directors or Management with the relevant authority) if: (a) the award is a unilateral grant and, therefore, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short period from the date of approval. The application of FSP 123R-2 is not expected to have a material impact on our Consolidated Financial Statements.
     OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY IMPACT OUR CASH POSITION AND OPERATING CAPITAL.
     We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Long-term pension benefits payable totaled $45 million at September 30, 2005, and $42 million at December 31, 2004. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits to be paid in the fourth quarter of 2005 is expected to be approximately $0.4 million. Should legislative regulations or other restructuring actions undertaken by us require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.
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
     We have short-term debt, long-term debt, capital leases and convertible notes totaling approximately $499 million at September 30, 2005. Approximately $336 million of these borrowings have fixed interest rates. We have approximately $163 million of floating interest rate debt, of which $111 million is euro denominated. We do not hedge against this interest rate risk and could be negatively affected should either of these rates increase significantly. A hypothetical 100 basis point increase in interest rates would have had a $2 million adverse impact on income before taxes on our Condensed Consolidated Statements of Operations for both the three and nine-month periods ended September 30, 2005, respectively. While there can be no assurance that fixed or floating interest rates will remain at current levels, we believe that any rate increase will not cause significant negative impact to our operations and to our financial position.

     The following table summarizes our variable-rate debt exposed to interest rate risk as of September 30, 2005. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

	2005*	2006	2007	2008	2009	Thereafter	2005

30 day USD LIBOR weighted average interest rate basis (1) Capital Leases	$2,007	$5,207	$3,056				$10,270

Total of 30 day USD LIBOR rate debt	$2,007	$5,207	$3,056	$—	$—	$—	$10,270
60 day USD LIBOR weighted average interest rate basis (1) Revolving Line of Credit due 2008	$—	$—	$—	$25,000	$—	$—	$25,000

Total of 60 day USD LIBOR rate debt	$—	$—	$—	$25,000	$—	$—	$25,000
360 day USD LIBOR weighted average interest rate basis (1) Senior Secured Term Loan Due 2008	$1,250	$5,000	$5,000	$3,750	$—	$—	$15,000

Total of 360 day USD LIBOR weighted rate debt	$1,250	$5,000	$5,000	$3,750	$—	$—	$15,000
90 day USD LIBOR weighted average interest rate basis (1) Capital Leases	$748	$997					$1,745

Total of 90 day USD LIBOR rate debt	$748	$997	$—	$—	$—	$—	$1,745
90 day EURIBOR weighted average interest rate basis (1) Capital Leases	$6,762	$21,375	$20,732	$8,211	$3,882	$8,734	$69,696

Total of 90 day EURIBOR rate debt	$6,762	$21,375	$20,732	$8,211	$3,882	$8,734	$69,696
30/60/90 day EURIBOR interest rate basis (1) Senior Secured Term Loan Due 2007	$1,511	$6,044	$6,044	$—	$—	$—	$13,599

Total of 30/60/90 day EURIBOR debt rate	$1,511	$6,044	$6,044	$—	$—	$—	$13,599
2-year USD LIBOR interest rate basis (1) (2)	$3,174	$13,096	$11,408				$27,678

Total of 2-year USD LIBOR rate debt	$3,174	$13,096	$11,408	$—	$—	$—	$27,678

Total variable-rate debt	$15,452	$51,719	$46,240	$36,961	$3,882	$8,734	$162,988

*	Three months remaining in 2005 (October 1 through December 31, 2005)

(1)	Actual rates include a spread over the basis amount

(2)	Rate is fixed over three-year term

     The following table presents the hypothetical changes in interest expense, related to our outstanding borrowings, for the three and nine-month period ended September 30, 2005, that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS (in thousands).
     For the three-month period ended September 30, 2005:

Interest
	Interest expense given an interest rate			expense with	Interest expense given an interest rate
	decrease by X basis points			no change in	increase by X basis points
	150 BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS

Interest Expense	$5,508	$6,323	$7,138	$7,953	$8,768	$9,583	$10,398
     For the nine-month period ended September 30, 2005:

Interest
	Interest expense given an interest rate			expense with	Interest expense given an interest rate
	decrease by X basis points			no change in	increase by X basis points
	150 BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS

Interest Expense	$18,840	$19,655	$20,470	$21,285	$22,100	$22,915	$23,730
     The following table presents the hypothetical changes in fair value in our outstanding convertible notes at September 30, 2005 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 BPS 100 BPS and 150 BPS over a twelve-month time horizon. The base value represents the fair market value of the notes (in thousands):

Valuation
	Valuation of borrowing given an interest			with no	Valuation of borrowing given an interest
	rate decrease by X basis points			change in	rate increase by X basis points
	150 BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS

Convertible notes	$223,300	$222,200	$221,100	$220,000	$218,900	$217,800	$216,700
Market Risk Sensitive Instruments
     During the first quarter of 2004, we began to use foreign currency forward exchange contracts to help mitigate the risk to earnings and cash flows associated with currency exchange rate fluctuations. We do not use other derivative financial instruments in our operations. The fair value of outstanding derivative instruments and the fair value that would be expected after a ten percent adverse price change as of September 30, 2005, are shown in the table below (in thousands):

		Fair Value after
	Fair Value	10% adverse Price Change
Cash Flow Contracts, (euro based)	$30,107	$33,118
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
     When we take an order denominated in a foreign currency we will receive fewer U.S. dollars than we initially anticipated if that local currency weakens against the U.S. dollar before we collect our funds, which will reduce revenues. Conversely, revenues will be positively impacted if the local currency strengthens against the U.S. dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the U.S. dollar. The net effect of average foreign exchange rates for the three-month period ended September 30, 2005 compared to the average foreign exchange rates for the three-month period ended September 30, 2004 resulted in no change to our loss from operations (as discussed in this report in the overview section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations). The net effect of less favorable average foreign exchange rates for the nine-month period ended September 30, 2005 compared to the average foreign exchange rates for the nine-month period ended September 30, 2004 resulted in an increase in our loss from operations of $20 million. This impact is determined assuming that all foreign currency denominated transactions that occurred in the three and nine-month periods ended September 30, 2005 were recorded using the average foreign exchange rates for the same periods in 2004. Sales denominated in foreign currencies were 20% and 26% for the three-month periods ended September 30, 2005 and 2004, respectively, and 22% and 27% for the nine-month periods ended September 30, 2005 and 2004, respectively. Sales denominated in euros were 19% and 25% for the three-month periods ended September 30, 2005 and 2004, respectively, and 21% and 26% for the nine-month periods ended September 30, 2005 and 2004, respectively. Sales denominated in yen were 1% for each of the three and nine-month periods ended September 30, 2005 and 2004. Costs denominated in foreign currencies, primarily the euro, were approximately 57% for both the three-month periods ended September 30, 2005 and 2004, and 58% and 57% for the nine-month periods ended September 30, 2005 and 2004, respectively.
     For comparison purposes, the average foreign exchange rates in effect during the three-month periods ended September 30, 2005 and 2004 for the USD-euro was 1.22 and 1.21, respectively. The average foreign exchange rates in effect during the nine-month periods ended September 30, 2005 and 2004 for the USD-euro was 1.27 and 1.23, respectively.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the U.S. dollar. Approximately 23% and 30% of our accounts receivable are denominated in foreign currency as of September 30, 2005 and December 31, 2004, respectively.
     Accounts payable and debt obligations denominated in foreign currencies could increase if such foreign currencies strengthen quickly and significantly against the U.S. dollar. Approximately 53% and 56% of our accounts payable were denominated in foreign currency as of September 30, 2005 and December 31, 2004, respectively. Approximately 22% and 32% of our debt obligations were denominated in foreign currency as of September 30, 2005 and December 31, 2004, respectively.

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

(b) Changes in internal control over financial reporting.
     Beginning in the first quarter of 2005, we began remediating the accounting for income taxes and inventory reserve material weaknesses described in our 2004 Form 10-K, including the hiring of additional tax and accounting personnel. However, as of September 30, 2005, we have not completed the remediation of these material weaknesses. We are taking action to remediate other control deficiencies identified in 2004 and 2005 in the documentation and design of internal control over financial reporting. If there is insufficient time for testing or if the remediated controls fail the testing, certain of such deficiencies may constitute material weaknesses.
     Except as described in the foregoing paragraph, during the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Seagate Technology (“Seagate”) filed suit against Atmel in the Superior Court for the State of California for the County of Santa Clara on July 31, 2002. Seagate contended that certain semiconductor chips sold by Atmel to Seagate between April 1999 and mid-2001 were defective. Atmel cross-complained against Amkor Technology, Inc. and ChipPAC Inc., Atmel’s leadframe assemblers. Amkor and ChipPAC brought suits against Sumitomo Bakelite Co. Ltd., Amkor and ChipPAC’s molding compound supplier. The parties settled their dispute and in June 2005, the parties dismissed their respective complaints, with prejudice. The settlement amount did not have a significant impact on our financial position or results of operations.

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

ATMEL CORPORATION
(Registrant)

November 9, 2005	/s/	GEORGE PERLEGOS
George Perlegos
President & Chief Executive Officer
(Principal Executive Officer)

November 9, 2005	/s/	ROBERT AVERY
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