Form 10-K
period 2005-12-31
ATMEL CORP
filed 2006-03-16
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. YES   ☑ NO   ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). YES   ☐ NO   ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☑ NO   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
                    Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☐ NO   ☑
As of June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 423,214,468 shares of the Registrant’s Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ National Market on June 30, 2005) was approximately $998,786,144. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 9, 2006, Registrant had 486,348,550 outstanding shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2006 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

PART I
ITEM 1. BUSINESS
FORWARD LOOKING STATEMENTS
     You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for 2006 and our expectations regarding the effects of exchange rates. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A – Risk Factors, and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-K.
BUSINESS
General
     Semiconductor integrated circuits (ICs) are key components in almost all electronic products and systems produced. Their capacity to process and store information gives manufacturers of electronic products an ability to add new features, adapt to changing demands and quickly develop new products. As additional semiconductor elements are added into smaller areas, ICs offer valuable new capabilities important to manufacturers of end products.
     We design, develop, manufacture and sell a wide range of IC products, including microcontrollers, advanced logic, mixed-signal, nonvolatile memory and radio frequency (RF) components. Leveraging on a broad intellectual property (IP) portfolio, Atmel is able to provide the electronics industry with complete system solutions. These complex system-on-a-chip solutions are manufactured using our leading-edge process technologies, including complementary metal oxide semiconductor (CMOS), double-diffused metal oxide semiconductor (DMOS), logic, CMOS logic, bipolar, bipolar CMOS (BiCMOS), silicon germanium (SiGe), SiGe BiCMOS, analog, bipolar double diffused CMOS and radiation tolerant process technologies. We develop these process technologies ourselves to ensure they provide the maximum possible performance. We fabricate approximately 96% of our products in our own wafer fabrication facilities, or fabs. We believe our broad portfolio of manufacturing capabilities allows us to produce ICs that enable our customers to rapidly introduce leading edge electronic products that are differentiated by higher performance, advanced features, lower cost, smaller size, longer battery life and more memory. Our products are used primarily in the following markets: communications, computing, consumer electronics, storage, security, automotive, medical, military and aerospace.
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
     Our business has four operating segments (see Note 15 of Notes to Consolidated Financial Statements). Each segment offers products that compete in one or more of the end markets described below under the caption “Principal Markets and Customers.”
•	Application specific integrated circuit (ASIC) segment includes semi-custom, single customer ICs that serve the telecommunications, consumer and military markets. In addition, this segment includes application specific standard products that are sold to multiple customers, serving the imaging sensors and processors, as well as the wireless and wired data communications markets. This segment also includes smart card ICs that serve the telecommunication, banking and consumer markets. Finally, this segment includes programmable logic devices that serve the industrial, military and computing markets.

•	Microcontrollers segment includes a variety of proprietary and standard microcontrollers, the majority of which contain embedded nonvolatile memory, and military and aerospace application specific products.

•	Nonvolatile Memories segment includes serial and parallel interface electrically erasable programmable read only memories (EEPROMs), serial and parallel interface Flash memories, and erasable programmable read only memories (EPROMs) for use in a broad variety of customer applications.

•	Radio Frequency (RF) and Automotive segment includes radio frequency and analog circuits for the telecommunications, automotive and industrial markets as well as application specific products for the automotive industry.
     Within each operating segment, we offer our customers products with a range of speed, density, power usage, specialty packaging and other features.
ASIC
     Custom ASICs. We design, manufacture and market ASICs to meet customer requirements for high-performance logic devices in a broad variety of customer-specific applications. Atmel’s SiliconCITY design platform utilizes our extensive libraries of qualified analog and digital IP blocks. This approach integrates system functionality into a single chip based on this unique architecture platform combined with one of the richest libraries of qualified IP blocks in the industry. By combining a variety of logic functions on a single chip, costs are reduced, design risk is minimized, time-to-market is accelerated, and performance can be optimized.
     We design and manufacture ASICs in a range of products that includes standard digital and analog functions, as well as nonvolatile memory elements and large pre-designed macro functions all integrated on a single chip. We work closely with customers to develop and manufacture custom ASIC products so that we can provide them IC solutions on a sole-source basis. Our ASIC products are targeted primarily at customers whose high-end applications require high-speed, high-density or low or mixed-voltage devices.
     Security and Smart Cards. Our advanced design capability expertise in non-volatile memory technology and experience in security products positions Atmel as one of the world’s pre-eminent suppliers of smart card ICs. Our smart card ICs primarily serve the cellular phone, banking, health card, national ID card and set-top box markets.
     Atmel has a wide portfolio of secure ICs, including secureAVR™ microcontrollers, CryptoMemory® and CryptoRF™, and smart card reader chips. Our secure microcontrollers include dual contact/contactless products complying with the ISO-14443, USB Full-Speed interface and SPI interface.
     Atmel has obtained independent security certifications and approvals for ICs from third party bodies for MasterCard CAST, VISA Level 3, FIPS 140 and Common Criteria EAL4+.
     The combination of Atmel’s dense nonvolatile memory technology and high performance AVR® 8-/16-bit RISC or ARM® 32-bit RISC CPU core offers cost-effective solutions for high density applications such as GSM SIM cards and multi-application smart cards running on open platforms like Java™.
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
     Multimedia Products. We develop and manufacture complex System-on-a-Chip (SoC) IC’s for wireless and wireline applications such as Wi-Fi Clients, Access Points/Bridges/Routers, ADSL2/2+ Consumer Premise Equipment (CPE) gateways, wireless and wireline Voice Over IP (“VoIP”) handsets, and Bluetooth headsets. Atmel’s Access Point/Bridging devices provide a seamless connection between wired Ethernet and the WLAN, as well as wireless router and ADSL2/2+ to WLAN capabilities. Our designs include Media Access Controllers (MAC’s) with integrated baseband controllers, supporting all host interfaces such as PCMCIA, CF Card, USB (1.1 and 2.0), PCI, Mini-PCI, ethernet and SDIO, for Wi-Fi applications, DSL2/2+ CPE/Gateways, VoIP processors, and Bluetooth controllers capable of running fully embedded audio applications software.
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
     PLDs. We have developed a line of high performance PLDs that are reprogrammable and incorporate nonvolatile elements from our EEPROM technology. These devices are sometimes used as prototyping and pre-production devices and allow for later conversion to gate array products for volume production. For these situations, we offer customers the ability to migrate from FPGAs or PLDs (either our own or competitors’) to our gate arrays with minimal conversion effort.
Microcontrollers
     Our Microcontroller segment offers a variety of products to serve the consumer, automotive, industrial and aerospace marketplaces for embedded controls. Our product portfolio has two 8-bit microcontroller architectures targeted at the high volume embedded-control segment, our proprietary AVR microcontrollers and our 8051 microcontrollers. The AVR microcontroller family uses a RISC architecture that is optimized for C language code density and low power operation. The 8051 family consists of microcontrollers containing a range of memory options, including flash, one-time programmable and read only memory products, plus application specific products designed to enable MP3, CAN or smart card reader systems. Both microcontroller families are offered as standard products, as building blocks in our ASIC library or as application specific products. The two microcontroller families offer a large variety of memory densities, package types and peripheral options, including analog capability.
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
     Nonvolatile Memories
     Serial Interface Products (Serials). Our serial interface products evolved from our EEPROM technology expertise and the market need for delivery of nonvolatile memory content through specialized interfaces from low pin count packages. We currently support the 2-wire, 3-wire and SPI protocols which have industry wide acceptance. Due to our technology, package and broad density offerings we have maintained market leadership for the last several years. For economic reasons, beyond a certain density, it is more advantageous to employ FLASH technology, which we have incorporated in our 512K and higher densities. The similarity of the feature set allows our customers to easily upgrade from the lower density Serials to the higher densities.
     Small size is important to our customers and we are continuously developing smaller packages for our Serials using, for example, a cost-effective Ball Grid Array (BGA). In addition, we have developed a variety of Dual Footprint Non-leaded (DFN) packages to help our customers produce smaller products. We also offer the full range of industry standard SOIC, PDIP and TSSOP packages.
     Serials are used in a wide variety of applications to store manufacturers’ or users’ data configurations, changeable settings, and temporary data.
     Flash. Flash represents the dominant technology used in nonvolatile memory devices and can be programmed and reprogrammed within a system. We currently manufacture our highest density Flash products on 0.13-micron process technology, and anticipate most of our production to be on 0.18-micron and 0.13-micron during 2006.
     The majority of our higher density Flash products are being shipped in multi-chip-packages (MCPs) where an Atmel Flash is paired with an SRAM or PSRAM die to achieve small footprint devices. The SRAM and PSRAM die are purchased as commodities from several suppliers in wafer form. The MCP package has become the package of choice for small hand held devices where we target our products.

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
     DataFlash® . The SPI compatible DataFlash® family of serial flash memories deliver reliable solutions to store both embedded program code and data in low pin-count packages. DataFlash is designed to enable advanced features and functionality in a variety of high volume products and applications. Optimization of the CPU or ASIC pin count, simplified PCB routing, reduced power consumption, lower switching noise and smaller footprint all contribute to the net result of higher performance and lower system cost. The industry standard SPI and higher performance RapidS TM interface are used in a variety of applications due to the simplicity of the 4-pin interface, which greatly eases system design times and constraints. The combination of the DataFlash architecture, very small page size, on board SRAM buffers which allow for self contained rewriting to the flash memory array, low pin count interfaces, and the Atmel Flash and eSTAC TM memory technologies allow for a very flexible solution, shortened development times and significantly smaller software footprints. These products are generally used in digital answering machines, fax machines, personal computers, set-top boxes and DVD players.
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
RF and Automotive
     Our RF products are designed to serve the automotive, telecommunications, consumer and industrial markets. One focus is to enable data communications through the design and supply of high-frequency products for many types of wireless communications devices in the frequency range of 0.1 to 5.8 GHz. These products, manufactured using SiGe technology, are used in two-way pagers, digitally enhanced cordless telecommunications, mobile telephones, and cellular base stations, among other applications. Additionally, Atmel builds RF solutions that concentrate on remote control applications. Successful product applications currently include broadcast radios, GPS for automobiles and telephones, air conditioning control, garage door openers, outside wireless temperature monitoring and security home alarm systems.
     This segment offers a family of read, read/write and encryption identification ICs, which are used for wireless access control and operate at a frequency in the range of 100 kHz to 800 MHz. These ICs are used in combination with a reader IC to make possible contactless identification for a wide variety of applications, including remote keyless entry for automobiles and tire pressure monitoring. Other typical applications include access control and tracking of consumer goods.
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
Technology
     From inception, we have focused our efforts on developing advanced CMOS processes that can be used to manufacture reliable nonvolatile elements for memory and logic integrated circuits. We believe that our experience in single and multiple-layer metal CMOS processing enables us to produce high-density, high-speed and low-power memory and logic products.

     We attempt to meet customers’ demands for constantly increasing functionality on ever-smaller ICs by increasing the number of layers we use to build the circuits on a wafer and by reducing the size of the transistors and other components in the circuit. To accomplish this we develop and introduce new wafer manufacturing techniques as necessary. We also provide our fabrication facilities with state-of-the-art manufacturing equipment and development resources that allow us to produce ICs with increasingly smaller feature sizes. Our current ICs incorporate effective feature sizes as small as 0.13-micron. We are developing processes that support effective feature sizes as small as 0.065-micron.
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
     Consumer Electronics. Our products are also used in a broad variety of consumer electronics products. We provide microcontrollers for batteries and battery chargers that minimize the power usage by being “turned on” only when necessary. Microcontrollers are also offered for fluorescent light ballasts. We provide multimode audio processors and MPEG2-based decoders with programmable transport for complex digital audio streams used in digital TVs, set top boxes and DVD players. For digital cameras, we provide a single chip digital camera processor solution, as well as medium and high-resolution image sensors. We provide ASIC demodulators and decoders for cable modems. We also offer media access controllers for wireless local area networks (LANs) and baseband controllers and network protocol stacks for voice-over-internet-protocol (VoIP) telephone terminals. In addition, we provide secure, encryption enabled, tamper resistant circuits for smart cards and embedded PC security applications. Our principal consumer electronics customers include Hosiden Corporation, Invensys, LG Electronics, Matsushita, Microsoft, Philips, Premier Image Technology, Samsung, Sony, and Toshiba.
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
     Security. The issue of increased security for electronic applications is a key issue for the development of computing and communications equipment. Atmel addresses increased security requirements with its secure product portfolio, which includes secure microcontrollers and memory as well as contactless and biometric sensors. For example, our Smart Card and Smart Card reader IC’s are targeted towards the established European markets and rapidly emerging secure applications in the USA and throughout Asia. Smart Card technology is used for mobile communications, credit cards, drivers’ licenses, identity cards, health cards, TV set top boxes, internet commerce and related applications where data security is essential. Our principal customers in these markets include Gemalto (formerly GemPlus and Axalto), NDS, Oberthur, Sagem and SCM.

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
     Military and Aerospace. The military and aerospace industries require products that will operate under extreme conditions and are tested to higher standards than commercial products. Our circuits are available in radiation-hardened versions that meet stringent requirements (cumulative dose, latch-up and transient phenomena) of space, avionic and industrial applications. For these applications, we provide radiation hardened ASICs, FPGAs, non-volatile memories and microcontrollers. Our principal customers in these markets include BAE Systems, Honeywell, Litton, Lockheed-Martin, Northrop, Raytheon and Roche.
Manufacturing
     We currently manufacture approximately 96% of our products at our wafer fabrication facilities located in Colorado Springs, Colorado; Heilbronn, Germany; Grenoble, France; Rousset, France; and North Tyneside, United Kingdom.
     As a result of the availability of highly advanced and cost-effective manufacturing capacity through third-party sources (foundries), we have taken actions to limit the increase of our internal manufacturing capacity. Much of the manufacturing equipment purchased during 2005 was related to technology advancements. It is anticipated that capital equipment purchases for 2006 will also be focused on maintaining existing equipment and, to a limited extent, on technology advances.
     Our facility at Irving, Texas was acquired in 2000, and Atmel originally intended to commence commercial production in the second half of 2002. However, given the market conditions in the semiconductor industry, we reassessed our overall manufacturing capacity against the potential anticipated demand and decided to close the facility in 2002. The facility was placed on the market in August 2002. In late 2003 and in early 2004, we moved much of the equipment from our Irving, Texas facility to our North Tyneside, UK and Rousset, France facilities and utilized the equipment to meet increasing demand that we experienced during the first half of 2004. Asset impairment charges of $28 million and $4 million was recorded in each of the fourth quarters of 2003 and 2005, respectively.
     On December 6, 2005 we entered into a definitive agreement with XbyBus SAS, a French corporation (“XbyBus SAS”), and consummated the sale of our Nantes fabrication facility. In connection with the sale of Nantes, we transferred 319 employees to XbyBus SAS and entered into a foundry relationship with a subsidiary of XbyBus SAS.
     During the quarter ended December 31, 2005, management reached a conclusion that the manufacturing capacity available at existing facilities, combined with an increased emphasis on outsourcing certain products to foundry partners, offers sufficient available manufacturing capacity to meet our foreseeable forecasted demand. This conclusion was further affirmed upon the sale of the Nantes fabrication facility (see Note 17 of Notes to Consolidated Financial Statements for further details). These triggering events led to our decision to abandon our plans for construction on a new Colorado Springs fabrication facility and record an impairment charge of $9 million in the quarter ended December 31, 2005 to write down the carrying values of the Colorado Springs construction-in-progress assets to zero. See Note 16 of Notes to Consolidated Financial Statements for more information regarding asset impairment charges.
     If market demand for our products increases during 2006, we believe that we will be able to substantially meet our production needs from our wafer fabrication facilities through at least the end of 2006; however, capacity requirements may vary depending on, among other things, our rate of growth and our ability to increase production levels. We are engaging with several foundry partners in order to increase our production capacity from current levels when necessary. To remain technologically and economically competitive, we must continuously implement new manufacturing technologies such as 0.13-micron and 0.09-micron line widths in our wafer manufacturing facilities.
     The fabrication of our integrated circuits is a highly complex process, requiring production in a tightly controlled, clean environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We may experience problems in achieving acceptable yields in the manufacture of wafers, particularly in connection with the expansion of our manufacturing capacity and related transitions. Because of long lead times associated with increasing manufacturing output, our revenues may not increase in proportion to increases in manufacturing capacity associated with any expanded or new facility. The interruption of wafer fabrication or the failure to achieve acceptable manufacturing yields at any of our wafer fabrication facilities would harm our business.

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
     We expect to increase our utilization of outside foundries to expand our capacity in the future, especially for high volume commodity type products and certain aggressive technology ASIC products. Use of outside foundries will allow us to better manage capacity and costs with the sharp cyclical swings in product demand that we have experienced in the past. However, reliance on outside foundries to fabricate wafers involves significant risks, including reduced control over quality and delivery schedules, a potential lack of capacity, and a risk the subcontractor may abandon the fabrication processes we need if the process is not economically viable. We will mitigate these risks with a strategy of qualifying multiple subcontractors, however, there can be no guarantee that any strategy will eliminate these risks.
     The raw materials and equipment we use to produce our integrated circuits are available from several suppliers and we are not dependent upon, any single source of supply. However, some materials have been in short supply in the past and lead times for new equipment have on occasion lengthened, especially during semiconductor expansion cycles.
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
Marketing and Sales
     We generate our revenue by selling our products directly to original equipment manufacturers (OEMs) and indirectly to OEMs through distributors. We market our products worldwide to a diverse base of OEMs serving primarily commercial markets. In the United States and Canada, we sell our products to large OEM accounts primarily by using manufacturers’ representatives or through national and regional distributors. Our agreements with our representatives and distributors are generally terminable by either party on short notice, subject to local laws. Direct sales to OEMs as a percentage of net revenues for 2005 totaled 81% while sales to distributors totaled 19% of net revenues.
     Sales to U.S. OEMs, as a percentage of net revenues totaled 8%, 10% and 11% for 2005, 2004 and 2003, respectively. Sales to U.S. distributors, as a percentage of net revenues, totaled 6%, 7% and 7% for 2005, 2004 and 2003, respectively. We support this sales network from our headquarters in San Jose, California and through U.S. regional offices in California, Colorado, Florida, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, North Carolina, Oregon, Texas and Washington.
     We sell to customers outside of the U.S. primarily by using international sales representatives and through distributors, who are managed from our foreign sales offices. We maintain sales offices in China, Denmark, Finland, France, Germany, Hong Kong, Italy, Japan, Korea, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and U.K. Our sales outside the U.S. were approximately 86%, 83% and 82% of net revenues in 2005, 2004 and 2003, respectively. Although the U.S. government imposes some restrictions on export sales we have not experienced any serious difficulties because of such restrictions. We expect revenues from our international sales will continue to represent a significant portion of our net revenues. International sales are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements and foreign government regulations. See Notes 1 and 15 of Notes to Consolidated Financial Statements.

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
     During 2005, 2004 and 2003, we spent $277 million, $247 million and $248 million, respectively, on research and development. Research and development expenses are charged to operations as incurred. We expect these expenditures will increase in the future as we continue to invest in new products and new processing technology.
Competition
     We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Freescale, Fujitsu, Hitachi, IBM, Infineon, Intel, LSI Logic, Microchip, Philips, Samsung, Sharp, Spansion, STMicroelectronics, Texas Instruments and Toshiba. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced new products we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last three years, we have experienced significant price competition in several business segments, especially in our Nonvolatile Memory segment for EPROM, Serial EEPROM, and Flash memory products, in our ASIC segment for smart cards, and in our Microcontroller segment for commodity microcontrollers. We expect continuing competitive pressures in our markets from existing competitors and new entrants, new technology and cyclical demand, which, among other factors, will likely maintain the recent trend of declining average selling prices for our products.
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
Employees
     At December 31, 2005, we employed approximately 8,080 employees compared to approximately 8,800 employees at December 31, 2004. Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees, none of whom is subject to an employment agreement for a specified term or a post-employment non-competition agreement, could harm our business.
Backlog
     We accept purchase orders for deliveries covering periods from one day up to approximately one year. However, purchase orders can generally be revised or cancelled by the customer without penalty. In addition, significant portions of our sales are ordered with short lead times, often referred to as “turns business”. Considering these practices and our experience, we do not believe the total of customer purchase orders outstanding (backlog) provides meaningful information that can be relied on to predict actual sales for future periods.
Geographic Areas
     In 2005, 14% of our sales were made to customers in the United States, 53% to customers in Asia, 32% to customers in Europe, and 1% to customers in other regions. We determine where our sales are made by the destination of our products when they are shipped. At the end of 2005, we owned long-lived assets in the United States amounting to $240 million, in France, $325 million, in Germany, $20 million and in the United Kingdom, $294 million. See Note 15 of Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
     Keep these trends, uncertainties and risks in mind when you read “forward-looking” statements elsewhere in this Form 10-K and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.
OUR REVENUES AND OPERATING RESULTS FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS, WHICH MAY RESULT IN VOLATILITY OR A DECLINE IN OUR STOCK PRICE.
     Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:
•	the cyclical nature of both the semiconductor industry and the markets addressed by our products

•	ability to meet our debt obligations

•	availability of additional financing

•	fluctuations in currency exchange rates

•	the extent of utilization of manufacturing capacity

•	fluctuations in manufacturing yields

•	the highly competitive nature of our markets

•	the pace of technological change

•	natural disasters or terrorist acts

•	political and economic risks

•	our ability to maintain good relationships with our customers

•	integration of new businesses or products

•	third party intellectual property infringement claims

•	ability of independent assembly contractors to meet our volume, quality, and delivery objectives

•	increased dependence on outside foundries and their ability to meet our volume, quality, and delivery objectives

•	assessment of internal controls over financial reporting

•	environmental regulations

•	personnel changes

•	business interruptions

•	system integration disruptions, and

•	changes in accounting rules, such as recording expenses for employee stock option grants.
     Any unfavorable changes in any of these factors could harm our operating results.

     We believe that our future sales will depend substantially on the success of our new products. Our new products are generally incorporated into our customers’ products or systems at their design stage. However, design wins may precede volume sales by a year or more. We may not be successful in achieving design wins or design wins may not result in future revenues, which depend in large part on the success of the customer’s end product or system. The average selling price of each of our products usually declines as individual products mature and competitors enter the market. To offset average selling price decreases, we rely primarily on reducing costs to manufacture those products, increasing unit sales to absorb fixed costs and introducing new, higher priced products which incorporate advanced features or integrated technologies to address new or emerging markets. Our operating results could be harmed if such cost reductions and new product introductions do not occur in a timely manner. From time to time, our quarterly revenues and operating results can become more dependent upon orders booked and shipped within a given quarter and, accordingly, our quarterly results can become less predictable and subject to greater variability.
     In addition, our future success will depend in large part on the resurgence of economic growth generally and of growth in various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics, data networking equipment and military equipment. The semiconductor industry has the ability to supply more products than demand requires. Our ability to sustain the successful return to profitability experienced in the fourth quarter of 2005 will depend heavily upon a better supply and demand balance within the semiconductor industry.
THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS.
     The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The semiconductor industry faced severe business conditions with global semiconductor revenues for the industry declining 32% to approximately $139 billion in 2001, compared to revenues in 2000. The semiconductor industry began to turn around in 2002 with global semiconductor sales increasing modestly by 1% to approximately $141 billion. In 2003, global semiconductor sales increased 18% to $166 billion. Global semiconductor sales in 2004 increased 27% to $211 billion. In 2005, global semiconductor sales increased 7% to $228 billion.
     Atmel’s operating results have been harmed by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity and declining gross margins. In the past we have recorded significant charges to recognize impairment in the value of our manufacturing equipment, the cost to reduce workforce, and other restructuring costs. Our business may be harmed in the future not only by cyclical conditions in the semiconductor industry as a whole but also by slower growth in any of the markets served by our products.
OUR DEBT LEVELS COULD HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING, AND OUR ABILITY TO MEET OUR DEBT OBLIGATIONS WILL BE DEPENDENT UPON OUR FUTURE PERFORMANCE.
     As of December 31, 2005, our long term convertible notes and long term debt less current portion was $133 million compared to $324 million at December 31, 2004. Our long-term debt (less current portion) to equity ratio was 0.1 and 0.3 at December 31, 2005 and 2004 respectively. Our current debt levels as well as any increase in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.
     Our ability to meet our debt obligations will depend upon our ability to raise additional financing in the near term and on our future performance and ability to generate substantial cash flow from operations, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to meet debt obligations or otherwise are obliged to repay any debt prior to its due date, our available cash would be depleted, perhaps seriously, and our ability to fund operations harmed. In addition, our ability to service long-term debt in the U.S. or to obtain cash for other needs from our foreign subsidiaries may be structurally impeded, as a substantial portion of our operations are conducted through our foreign subsidiaries. Our cash flow and ability to service debt are partially dependent upon the liquidity and earnings of our subsidiaries as well as the distribution of those earnings, or repayment of loans or other payments of funds by those subsidiaries, to the U.S. parent corporation. These foreign subsidiaries are separate and distinct legal entities and may have limited or no obligation, contingent or otherwise, to pay any amounts to us, whether by dividends, distributions, loans or any other form. However, the U.S. parent corporation owes much of our consolidated long-term debt, including our outstanding issue of convertible notes.
     At the option of the holders of our zero coupon convertible notes, due 2021 (“2021 Notes”) on May 23, 2006, May 23, 2011, and May 23, 2016, we may be required to repurchase the 2021 Notes at prices equal to the issue price plus accrued original issue discount through the date of repurchase. As a result of this repurchase feature these notes are included within current liabilities on our Consolidated Balance Sheets. The accreted value on the 2021 Notes on May 23, 2006 is expected to be $145 million. We may elect to pay the repurchase price in cash, in shares of common stock or in any combination of the two. While we believe we will be successful in refinancing all debt before maturity, the terms of financing available to us now and in the future may not be attractive and the timing of the availability of capital is uncertain and is dependent, in part, on market conditions that are difficult to predict and are outside of our control.

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
     We have in the past entered into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on certain foreign currency assets and liabilities. In addition, we have periodically hedged certain anticipated foreign currency cash flows. During 2005, we incurred a realized loss of $30 million as a result of anticipated and hedged balance sheet exposures that were larger than those that materialized. The significant movement in the dollar-euro foreign exchange rate, when applied to the difference between our balance sheet exposures and outstanding hedge contracts contributed to the unfavorable impact on “Interest and other expenses, net” on our Consolidated Statements of Operations for 2005. Average dollar-euro foreign exchange rates for cash flow hedge contracts were $1.30 for 2005 compared to the average dollar-euro foreign exchange transaction rate of $1.24 which resulted in an increase to cost of revenues of $18 million in 2005.
     We do not have plans to hedge against either of these risks in the foreseeable future, but if we should, our attempts to hedge against these risks may not be successful, resulting in an adverse impact on our net income. In addition, our net income may be subject to greater foreign currency gains and losses on certain foreign currency assets and liabilities during times in which we have not entered into foreign exchange forward contracts.
WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.
     Semiconductor companies like us, that maintain their own fabrication facilities have substantial capital requirements. We intend to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. Currently, we expect our total 2006 capital expenditures to be approximately $70 million. We may seek additional equity or debt financing to fund further enhancement of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.
IF WE DO NOT SUCCESSFULLY ADJUST OUR MANUFACTURING CAPACITY IN LINE WITH DOWNTURNS IN OUR INDUSTRY OR INCREASES IN DEMAND, OUR BUSINESS COULD BE HARMED.
     We currently manufacture our products at our facilities in Colorado Springs, Colorado; Heilbronn, Germany; Rousset, France; Grenoble, France; and North Tyneside, United Kingdom.
     During economic upturns in the semiconductor industry we may need to increase our manufacturing capacity to a level that meets demand for our products in order to achieve and maintain profitability. In light of losses incurred from 2001 through 2005, we may not be able to obtain from external sources the additional financing necessary to fund the expansion of our manufacturing facilities or the implementation of new manufacturing technologies. If we cannot expand our capacity on a timely basis during economic upturns in the semiconductor industry, we could experience significant capacity constraints that would prevent us from meeting increased customer demand, which would also harm our business.
     During economic downturns in our industry, expensive manufacturing machinery may be underutilized or may need to be sold off, possibly at significantly discounted prices, in order to reduce costs, although we may continue to be liable to make payments on debt incurred to finance the purchase of such equipment. At the same time, employee and other manufacturing costs may need to be reduced.
     Also, during economic downturns in our industry we may have to reduce our wafer fabrication capacity in order to reduce costs. However, reducing our wafer fabrication capacity involves significant potential costs and delays, particularly in Europe, where we have substantial manufacturing facilities and where the extensive statutory protection of employees imposes substantial costs and delays on their employers when the market requires downsizing. Such costs and delays include compensation to employees and local government agencies, requirements and approvals of governmental and judicial bodies, and losses of governmental subsidies. We may experience labor union objections or other difficulties while implementing a downsizing. Any such difficulties that we experience would harm our business and operating results, either by deterring needed downsizing or by the additional costs of accomplishing it in Europe relative to America or Asia. On December 6, 2005, we sold our Nantes, France fabrication facility, and the related foundry activities, to XbyBus SAS, resulting in a loss on sale of approximately $11 million (see Note 17 of Notes to Consolidated Financial Statements). The facility was owned by us since 1998 and was comprised of five buildings totaling 131,000 square feet, manufacturing BiCMOS, CMOS and non-volatile technologies. The facility employed a total of 603 persons, of which 284 employees were retained by us and the remaining 319 manufacturing employees were transferred to XbyBus SAS.

     In January 2000, we acquired the Irving, Texas wafer fabrication intending to commence commercial production in the second half of 2002. However, given the market conditions, we reassessed our overall manufacturing capacity against potential anticipated demand and decided to close the facility in 2002. The facility was placed on the market in August 2002. While this facility was classified as held for sale, nearly all of the fabrication equipment was either re-deployed to other manufacturing facilities owned by us or sold. We have recorded asset impairment charges in the years ended December 31, 2003 and 2005 to write down asset values to the lower of their then fair value or original net book value. Such writedowns for impairment were based on management’s estimates which considered an independent appraisal, among other factors, in determining fair market value.
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
     Whether demand for semiconductors is rising or falling, we are constantly required by competitive pressures in the industry to successfully implement new manufacturing technologies in order to reduce the geometries of our semiconductors and produce more integrated circuits per wafer. We are developing processes that support effective feature sizes as small as 0.13-microns, and we are studying how to implement advanced manufacturing processes with even smaller feature sizes such as 0.065-microns.
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
     We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Freescale, Fujitsu, Hitachi, IBM, Infineon, Intel, LSI Logic, Microchip, Philips, Samsung, Sharp, Spansion, STMicroelectronics, Texas Instruments and Toshiba. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced new products we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last several years, we have experienced significant price competition in several business segments, especially in our nonvolatile memory segment for EPROM, Serial EEPROM, and Flash memory products, as well as in our commodity microcontrollers and smart cards. We expect continuing competitive pressures in our markets from existing competitors and new entrants, new technology and cyclical demand, which, among other factors, will likely maintain the recent trend of declining average selling prices for our products.

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
OUR OPERATIONS AND FINANCIAL RESULTS COULD BE HARMED BY NATURAL DISASTERS OR TERRORIST ACTS.
     Since the terrorist attacks on the World Trade Center and the Pentagon in 2001, certain insurance coverage has either been reduced or made subject to additional conditions by our insurance carriers, and we have not been able to maintain all necessary insurance coverage at reasonable cost. Instead, we have relied to a greater degree on self-insurance. For example, we now self-insure property losses up to $10 million per event. Our headquarters, some manufacturing facilities and some of our major vendors’ and customers’ facilities are located near major earthquake faults and in potential terrorist target areas. If a major earthquake or other disaster or a terrorist act impacts us and insurance coverage is unavailable for any reason, we may need to spend significant amounts to repair or replace our facilities and equipment, we may suffer a temporary halt in our ability to manufacture and transport product and we could suffer damages of an amount sufficient to harm our business, financial condition and results of operations.

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.
     Sales to customers outside the U.S. accounted for approximately 86%, 83% and 82% of net revenues in 2005, 2004 and 2003. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:
•	greater difficulty in protecting intellectual property

•	reduced flexibility and increased cost of staffing adjustments, particularly in France and Germany

•	longer collection cycles

•	potential unexpected changes in regulatory practices, including export license requirements, trade barriers, tariffs and tax laws, and

•	general economic and political conditions in these foreign markets.
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
     Approximately 78%, 73% and 72% of our net revenues in 2005, 2004 and 2003 were denominated in U.S. dollars. In 1998, business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. Approximately 53%, 48% and 49% of net revenues were generated in Asia in 2005, 2004 and 2003.
REVENUES AND COSTS DENOMINATED IN FOREIGN CURRENCIES COULD ADVERSELY IMPACT OUR OPERATING RESULTS WITH CHANGES IN THESE FOREIGN CURRENCIES AGAINST THE DOLLAR.
     When we take an order denominated in a foreign currency we may receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. Conversely, when we incur a cost denominated in a foreign currency we may pay more dollars than initially anticipated if that local currency strengthens against the dollar before we pay the costs. In addition to reducing revenues or increasing our costs, this risk can negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, a negative impact on expenses can be partially offset by a positive impact on revenues. Sales denominated in European currencies and yen as a percentage of net revenues were 21% and 1% in 2005, 25% and 1% in 2004 and 26% and 2% in 2003, respectively. Operating expenses denominated in foreign currencies as a percentage of total operating expenses, primarily the euro, were approximately 58% in 2005, 59% in 2004 and 53% in 2003. We also face the risk that our accounts receivable denominated in foreign currencies could be devalued if such foreign currencies weaken quickly and significantly against the dollar. Conversely we face the risk that our accounts payable denominated in foreign currencies could increase in value if such foreign currencies strengthen against the dollar.
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

WE EXPECT TO INCREASE DEPENDENCE ON OUTSIDE FOUNDRIES WHICH MAY NOT HAVE ADEQUATE CAPACITY TO FULFILL OUR NEEDS AND WHICH MAY NOT MEET OUR QUALITY AND DELIVERY OBJECTIVES OR WHICH MAY ABANDON NEEDED FABRICATION PROCESSES.
     We expect to increase our utilization of outside foundries to expand our capacity in the future, especially for high volume commodity type products and certain aggressive technology ASIC products. Reliance on outside foundries to fabricate wafers involves significant risks, including reduced control over quality and delivery schedules, a potential lack of capacity, and a risk the subcontractor may abandon the fabrication processes we need, even if the process is not economically viable. We hope to mitigate these risks with a strategy of qualifying multiple subcontractors. However, there can be no guarantee that any strategy will eliminate these risks. Additionally, since most of such outside foundries are located in foreign countries, we are subject to certain risks generally associated with contracting with foreign manufacturers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates. Accordingly, we may experience problems in timelines and the adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.
A LACK OF EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING COULD RESULT IN AN INABILITY TO ACCURATELY REPORT OUR FINANCIAL RESULTS, WHICH COULD LEAD TO A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.
     Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, in connection with our management’s evaluation of our internal control over financial reporting as of December 31, 2004, management identified two control deficiencies that constituted material weaknesses. Although these control deficiencies were remediated as of December 31, 2005 (as more fully described in Item 9A of this Annual Report on Form 10-K), evaluations of the effectiveness of our internal controls in the future may lead our management to determine that internal control over financial reporting is no longer effective. Such conclusions may result from our failure to implement controls for changes in our business, or a deterioration in the degree of compliance with our policies or procedures.
     A failure to maintain effective internal control over financial reporting, including a failure to implement effective new controls to address changes in our business could result in a material misstatement of our consolidated financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
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

SYSTEM INTEGRATION DISRUPTIONS COULD HARM OUR BUSINESS.
     We periodically make enhancements to our integrated financial and supply chain management systems. This process is complex, time-consuming and expensive. Operational disruptions during the course of this process or delays in the implementation of these enhancements could impact our operations. Our ability to forecast sales demand, ship products, manage our product inventory and record and report financial and management information on a timely and accurate basis could be impaired due to these enhancements.
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
ACCOUNTING FOR EMPLOYEE STOCK OPTIONS USING THE FAIR VALUE METHOD COULD SIGNIFICANTLY REDUCE OUR NET INCOME.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) SFAS No. 123R supersedes our previous accounting under Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) for the periods beginning in 2006.
     We will adopt SFAS No. 123R effective January 1, 2006 using the modified prospective transition method. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods will not be restated to reflect the impact of SFAS No. 123R.
     SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as expense over the requisite service periods in our Consolidated Statements of Operations. Prior to January 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123 (and further amended by SFAS No. 148). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statements of Operations for stock based awards granted to employees, because the exercise price of these awards equaled the fair market value of the underlying stock at the date of grant.
     We estimate that income from operations in 2006 will be reduced by additional stock-based compensation expense ranging from $12 million to $16 million due to the adoption of SFAS No. 123R. However, the actual impact of adopting SFAS No. 123R in 2006 could differ from this estimate depending upon the number and timing of options granted during 2006, as well as their vesting period, vesting criteria and other assumptions that impact the Black-Scholes option pricing model. As such, actual stock-based compensation expense may differ materially from this estimate.

OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY IMPACT OUR CASH POSITION AND OPERATING CAPITAL.
     We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Long term pension benefits payable totaled $44 million and $42 million at December 31, 2005 and 2004, respectively. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits to be paid for 2006 is expected to be approximately $1 million. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     At December 31, 2005, we owned the major facilities described below:

Number of
Buildings	Location	Total Sq Ft	Use
1	San Jose, CA	291,000	Headquarters offices, research and development, sales and marketing, product design, final product testing

6	Colorado Springs, CO	603,000	Wafer fabrication, research and development, marketing, product design, final product testing

1	Irving, TX	650,000	Wafer fabrication, research and development facility; (Unoccupied and placed on the market)

5	Rousset, France	815,000	Wafer fabrication, research and development, marketing, product design, final product testing

5*	Nantes, France	131,000	Research and development, marketing, product design

2	Grenoble, France	196,000	Wafer fabrication, research and development, marketing, product design, assembly and final product testing

4	Heilbronn, Germany	778,000	Wafer fabrication, research and development, marketing, product design, final product testing (74% of square footage is leased to other companies)

9	North Tyneside, UK	753,000	Wafer fabrication, research and development

2	Calamba City, Philippines	338,000	Final product testing

*	On December 6, 2005, Atmel sold its Nantes, France fabrication facility and the related foundry activities, to XbyBus SAS,. The facility is comprised of five buildings totaling 131,000 square feet, primarily manufacturing BiCMOS, CMOS and non-volatile technologies. As of December 31, 2005, Atmel held title to all five buildings. On January 27, 2006, we formally transferred title on three of the buildings which totaled approximately 92,000 square feet. We will retain ownership on the remaining two buildings totaling approximately 39,000 square feet.
     In addition to the facilities we own, we lease numerous research and development facilities and sales offices in North America, Europe and Asia. We believe that existing facilities are adequate for our current requirements.
     Atmel does not identify facilities or other assets by operating segment. Each facility serves or supports multiple products and the product mix changes frequently.

ITEM 3. LEGAL PROCEEDINGS
     Atmel currently is party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and financial position of Atmel. The estimate of the potential impact on our financial position or overall results of operations or cash flows for the legal proceedings described below could change in the future.
     Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by Atmel. The complaint sought unspecified damages, costs and attorneys’ fees. Atmel disputed Agere’s claims. A jury trial for this action commenced on March 1, 2005 and on March 22, 2005, the jury found Agere’s patents invalid. Subsequently, a retrial on one of the patents was granted, the date for the retrial has not yet been set. While the March 22, 2005 decision is appealable, there can be no appeal until resolution of the retrial.
     Seagate Technology (“Seagate”) filed suit against Atmel in the Superior Court for the State of California for the County of Santa Clara on July 31, 2002. Seagate contended that certain semiconductor chips sold by Atmel to Seagate between April 1999 and mid-2001 were defective. Atmel cross-complained against Amkor Technology, Inc. and ChipPAC Inc., Atmel’s leadframe assemblers. Amkor and ChipPAC brought suits against Sumitomo Bakelite Co. Ltd., Amkor and ChipPAC’s molding compound supplier. The parties settled their dispute and in June 2005, the parties dismissed their respective complaints, with prejudice. The settlement amount did not have a significant impact on the Company’s financial position, cash flows, or results of operations.
     From time to time, we may be notified of claims that we may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the fourth quarter of 2005.
Executive Officers of the Registrant
     The executive officers of Atmel, who are elected by and serve at the discretion of the Board of Directors, and their ages, are as follows (ages are as of December 31, 2005):

Name	Age	Position
George Perlegos	55	Chairman of the Board, President and Chief Executive Officer
Gust Perlegos	58	Executive Vice President, Office of the President
Tsung-Ching Wu	55	Executive Vice President, Office of the President
Robert Avery	57	Vice President Finance and Chief Financial Officer
Robert McConnell	61	Vice President and General Manager, RF and Automotive Segment
Bernard Pruniaux	64	Vice President and General Manager, ASIC Segment
Steve Schumann	46	Vice President and General Manager, Non-Volatile Memory Segment
Graham Turner	46	Vice President and General Manager, Microcontroller Segment
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
     Robert Avery has served as Atmel’s Vice President Finance and Chief Financial Officer since July 2005. Prior to such time, Mr. Avery served in various management positions in Atmel’s finance department since joining Atmel in 1989 as Finance Manager in Atmel’s Colorado Springs Operations (including Vice President and Corporate Director of Finance, June 2003 — July 2005; Corporate Director of Finance, 1998 — 2003; and Finance Manager, 1989 — 1998). Prior to joining Atmel, Mr. Avery spent six years with Honyewell, Inc. in various financial positions and six years providing audit services with Peat, Marwick, Mitchell & Co. Mr. Avery holds a B.S. degree in Accounting from Michigan State University.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Atmel’s Common Stock is traded on the Nasdaq Stock Market’s National Market under the symbol “ATML.” The last reported price for our stock on March 9, 2006, was $4.29. The following table presents the high and low sales prices per share for our Common Stock as quoted on the NASDAQ National Market for the periods indicated.

	High	Low
Year ended December 31, 2004
First Quarter	7.95	5.75
Second Quarter	7.43	5.30
Third Quarter	5.91	3.16
Fourth Quarter	3.98	2.98

Year ended December 31, 2005
First Quarter	4.03	2.85
Second Quarter	3.09	2.05
Third Quarter	2.85	1.97
Fourth Quarter	3.59	1.99
     As of March 9, 2006, there were approximately 2,225 stockholders of record of Atmel’s Common Stock. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
No cash dividends have been paid on the Common Stock, and we currently have no plans to pay cash dividends in the future.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
FINANCIAL HIGHLIGHTS

	Year ended December 31,
(In thousands, except per share data)	2005	2004	2003	2002	2001
Net revenues	$1,675,715	$1,649,722	$1,330,635	$1,193,814	$1,472,268

Income (loss) before income taxes	(40,588)	25,697	(104,051)	(551,567)	(531,393)
Net loss	(32,898)	(2,434)	(117,996)	(641,796)	(418,348)
Basic and diluted net loss per share	(0.07)	(0.01)	(0.25)	(1.37)	(0.90)

	As of December 31,
	2005	2004	2003	2002	2001
Cash and cash equivalents	$300,323	$346,350	$385,887	$346,371	$331,131
Cash and cash equivalents plus short term investments	348,255	405,208	431,054	445,802	593,008

Fixed assets, net	890,948	1,204,852	1,121,367	1,049,031	1,651,475
Total assets	1,927,345	2,329,006	2,154,690	2,302,559	3,024,197

Long term debt, net of current portion	133,479	323,950	358,031	453,509	693,212
Stockholders’ equity	940,291	1,111,596	1,018,117	969,143	1,486,527

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statement Schedules” and “Supplementary Financial Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for 2006 (including intended cost reduction efforts and the impact associated with the adoption of new accounting standards) and our expectations regarding the effects of exchange rates. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, and under the caption “ITEM 1A. RISK FACTORS,” and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-K.
Overview
     We are a leading designer, developer and manufacturer of a wide range of semiconductor products. Our diversified product portfolio includes our proprietary AVR microcontrollers, security and Smart Card ICs, and a diverse range of advanced logic, mixed-signal, nonvolatile memory and radio frequency (RF) devices. Leveraging our broad intellectual property portfolio, we are able to provide our customers with complete system solutions. Our solutions target a wide range of applications in the communications, computing, consumer electronics, storage, security, automotive, military and aerospace markets, and include applications such as mobile handsets, automotive electronics, GPS systems and universal serial bus (USB) devices.
     We design, develop, manufacture and sell our products. We develop process technologies ourselves to ensure they provide the maximum possible performance. We manufacture approximately 96% of our products in our own wafer fabrication facilities.
     Our operating segments comprise: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive).
     Net revenues increased to $1,676 million in 2005 from $1,650 million in 2004, an increase of $26 million or 2%, primarily as a result of growth in our ASIC and RF and Automotive segments, partially offset by declines in our Microcontroller and Nonvolatile Memory segments. The increase in revenues in the RF and Automotive segment is primarily related to growth in communication chipsets for CDMA phones and strong demand for other communication products such as GPS, and other RFID products; while the increase in our ASIC segment revenues was due to higher unit shipments, partially offset by lower average selling price. The decline in our Microcontroller segment revenues was primarily due to end-of-life sales of military products in 2004 not repeated in 2005, while the decrease in our Nonvolatile Memory segment revenues was due to price declines driven by competitive pricing pressures, partially offset by a 34% increase in unit shipments of Serial Data Flash products for 2005 compared to 2004.
     During 2005, our gross margin decreased by 7% compared to 2004 primarily due to pricing pressures on certain products, lower-than-expected manufacturing yields, and an unfavorable impact from costs denominated in foreign currencies. During 2005, changes in foreign exchange rates had an impact on net revenues and operating costs. Had average exchange rates during 2005 remained the same as the average exchange rates in effect for 2004, our reported revenues in 2005 would have been approximately $6 million lower, while our operating expenses would have been approximately $12 million lower (relating to cost of revenues of $8 million, research and development expenses of $3 million and sales, general and administrative expenses of $1 million). The net effect resulted in a reduction to income from operations of $6 million as a result of less favorable exchange rates in effect for 2005 compared to the average exchange rates in effect for 2004.
     During 2005, we incurred a loss from operations of $66 million, compared to income from operations of $46 million in 2004. The change from the prior period resulted primarily from lower gross margins, higher operating expenses, and the unfavorable impact from costs denominated in foreign currency, along with restructuring and asset impairment charges and loss on sale of our Nantes fabrication facility of $31 million during 2005.

     Although we incurred net losses for 2003, 2004 and 2005, we still generated cash from operating activities in each year. Over the past three years, we used this cash flow to significantly reduce our outstanding debt and acquire manufacturing equipment. We made significant investments in advanced manufacturing processes and related equipment to maintain our competitive position technologically. In 2005, we paid $169 million for new capital equipment. As a result, at the end of 2005, our cash and cash equivalents, and short-term investment balances totaled $348 million, down from $405 million at the end of 2004, while total indebtedness decreased from $465 million to $388 million during that same period. In December 2005, we partially redeemed our convertible notes due 2021, for an aggregate purchase price of $81 million.
RESULTS OF OPERATIONS

	2005		2004		2003
	(amounts in millions and as a percent of net revenues)
Net revenues	$1,675.7	100.0%	$1,649.7	100.0%	$1,330.6	100.0%
Gross profit	433.7	25.9%	468.0	28.4%	306.2	23.0%
Research and development expenses	276.6	16.5%	247.5	15.0%	247.6	18.6%
Selling, general & administrative expenses	192.3	11.5%	174.6	10.6%	138.8	10.4%
Asset impairment charges	12.8	0.8%	—	—	27.6	2.1%
Restructuring charges (credits) and loss on sale	18.2	1.1%	—	—	(0.3)	—

Income (loss) from operations	$(66.2)	(4.0%)	$45.9	2.8%	$(107.5)	(8.1%)

Net Revenues
     Net revenues increased to $1,676 million in 2005 from $1,650 million in 2004, an increase of $26 million or 2%, as a result of growth in our ASIC and RF and Automotive segments.
Net Revenues By Operating Segment
     Our net revenues by segment are summarized as follows (in thousands):

		% of Net				% of Net
Segment	2005	Revenues	Change	% Change	2004	Revenues	Change	% Change	2003	% of Net Revenues

ASIC	$610,158	36%	$20,950	4%	$589,208	36%	$110,130	23%	$479,078	36%
Microcontroller	315,476	19%	(21,608)	(6%)	337,084	20%	65,408	24%	271,676	20%
Nonvolatile Memory	393,037	24%	(52,465)	(12%)	445,502	27%	90,077	25%	355,425	27%
RF and Automotive	357,044	21%	79,116	28%	277,928	17%	53,472	24%	224,456	17%

Net revenues	$1,675,715	100%	$25,993	2%	$1,649,722	100%	$319,087	24%	$1,330,635	100%

ASIC
     ASIC segment revenues increased by 4% or $21 million to $610 million in 2005 compared to 2004, and grew 23% or $110 million to $589 million in 2004 compared to 2003. Both 2005 and 2004 saw higher unit shipments, partially offset by lower average selling prices. The majority of this growth came from a $33 million increase in Smart Card ICs, a $15 million increase in various health care equipment and wireless technology ASICs, and a $6 million increase in ARM-based digital products, partially offset by a $35 million decrease in custom ASIC revenues. Smart Card IC products experienced growing demand for applications requiring small memory with high security, such as GSM cell phone applications, bank cards, national identity cards and conditional access for set-top boxes. ARM-based digital products benefited from the introduction of new design wins in consumer-type electronics.

Microcontroller
     The Microcontroller segment revenues decreased by 6% or $22 million to $315 million in 2005, compared to 2004, and grew 24% or $65 million to $337 million in 2004, compared to 2003. The decrease in segment revenues in 2005 related primarily to $42 million in sales of end-of-life military, aerospace and other application specific standard products made in 2004 that were not repeated in 2005, partially offset by a $21 million increase in our proprietary AVR Microcontroller products. The growth in 2004 can be attributed to sales of our proprietary AVR Microcontroller products and sales of end-of-life military and aerospace application specific standard products in 2004. In 2004, this product family benefited from the overall increase in shipments of consumer and industrial electronics, as well as market share gains. In addition, average selling prices were steady to slightly higher in 2004 compared to 2003, while volumes increased with demand.
Nonvolatile Memory
     Nonvolatile Memory segment revenues decreased 12% or $52 million to $393 million in 2005, compared to $445 million in 2004 and grew 25% or $90 million to $445 million in 2004, compared to $355 million in 2003. The decrease in 2005 is primarily due to reduced unit selling prices as nonvolatile memory products are commodity oriented, they are subject to greater declines in average selling prices than products in our other segments. Competitive pressures and rapid obsolescence of products are among several factors causing continued pricing declines in 2005. Conditions in this segment are expected to remain challenging for the foreseeable future. In an attempt to mitigate the pricing fluctuations in this market, we have shifted our focus away from parallel Flash products, which tend to experience greater average sales price fluctuations, to other serial-based nonvolatile memory products. During 2004, the increasing Nonvolatile Memory revenues were attributed to higher volumes coupled with the higher average pricing experienced during the first half of the year. However, during the second half of 2004, average-selling prices declined due to competitive price reductions.
RF and Automotive
     RF and Automotive segment revenues increased by 28% or $79 million to $357 million in 2005, compared to 2004 and grew 24% or $54 million to $278 million, compared to $224 million in 2003. During 2005, revenues increased primarily due to an $82 million increase in sales of SiGe BiCMOS products that are used in CDMA handsets. During 2004, revenues also increased primarily due to significant increases in sales of SiGe BiCMOS products that are sold into CDMA handsets. We also experienced strong demand for other wireless products such as GPS and other RFID products. We have a significant presence in the European automotive sector, which has given us a steady customer base that uses our products for function controllers, as well as ASSP’s for convenience and safety systems. RF communication applications include GPS and car radio products. However, RF and Automotive operating margins have declined due to pricing pressures on our handset products.
Net Revenues By Geographic Area
     Our net revenues by geographic areas are summarized as follows (revenues are attributed to countries based on delivery locations: (see Note 15 of Notes to Consolidated Financial Statements).

(in thousands):
Region	2005	Change	% Change	2004	Change	% Change	2003

United States	$231,719	$(47,128)	(17%)	$278,847	$42,881	18%	$235,966
Europe	540,723	1,496	—	539,227	141,282	36%	397,945

Asia	882,356	89,377	11%	792,979	134,378	20%	658,601
Other *	20,917	(17,752)	(46%)	38,669	546	1%	38,123

Total Net Revenues	$1,675,715	$25,993	2%	$1,649,722	$319,087	24%	$1,330,635

*	Primarily includes the Philippines, South Africa, and Central and South America
     Sales outside the United States accounted for 86% of our net revenues in 2005, 83% of our net revenues in 2004 and 82% of our net revenues in 2003.
     Our sales in the United States decreased by $47 million, or 17% for 2005, compared to 2004, due to lower average selling prices, partially offset by slightly higher volume shipments. Our sales increased $43 million, or 18% in 2004, compared to 2003, primarily due to higher volume shipments.
     Our sales in Europe increased by $1 million when comparing 2005 to 2004. Our sales to Europe increased $141 million or 36% when comparing 2004 to 2003. The sales increase for both periods was due to higher volume shipments and an increase in the value of the euro relative to the U.S. dollar, partially offset by lower average selling prices.

     Our sales in Asia increased $89 million, or 11% for 2005, compared to 2004, and increased $134 million, or 20% in 2004, compared to 2003. The increases in 2005, and 2004 were primarily due to higher volume shipments of our SiGe BiCMOS products, partially offset by lower average selling prices.
     Over the last several years, revenues have increased significantly in Asia, while revenues in the United States and Europe have declined or remained flat. We believe that part of this shift reflects changes in customer manufacturing trends, with many customers increasing production in Asia.
Revenues and Costs — Impact from Changes to Foreign Exchange Rates
     In 2005, approximately 22% of net revenues were denominated in foreign currencies, primarily the euro. For 2004, sales denominated in foreign currencies were approximately 27% of net revenues. Sales in euros amounted to 20%, 25% and 26% of net revenues in 2005, 2004, and 2003, respectively. Sales in Japanese yen accounted for 1%, 1% and 2% of net revenues for the same periods.
     During 2005, changes in foreign exchange rates had an impact on net revenues and operating costs. Had average exchange rates during 2005 remained the same as the average exchange rates in effect for 2004, our reported revenues in 2005 would have been approximately $6 million lower. However, our foreign currency expenses exceed foreign currency revenues. During 2005, approximately 58% of our operating expenses were denominated in foreign currencies, primarily the euro. Had average exchange rates for 2005 remained the same as the average exchange rates for 2004, our operating expenses would have been approximately $12 million lower (relating to cost of revenues of $8 million; research and development expenses of $3 million; and sales, general and administrative expenses of $1 million). The net effect resulted in a reduction to income from operations of $6 million as a result of less favorable exchange rates in effect for 2005, compared to the average exchange rates in effect for 2004.
     Had average exchange rates during 2004 remained the same as the average exchange rates in effect for 2003, our reported revenues in 2004 would have been approximately $39 million lower. However, our foreign currency costs exceed foreign currency revenues. During 2004, approximately 59% of costs were denominated in foreign currencies, primarily the euro. Had average exchange rates for 2004 remained the same as the average exchange rates for 2003, our operating expenses would have been approximately $88 million lower (relating to cost of revenues of $67 million; research and development expense of $15 million; and sales, general and administrative expenses of $6 million). The net effect resulted in a reduction to income from operations of $49 million as a result of less favorable exchange rates in effect for 2004, compared to the average exchange rates in effect for 2003.
     In 2004, we began a program using forward exchange contracts to hedge a portion of forecasted transactions related to certain foreign currency operating expenses anticipated to occur within twelve months, primarily for European manufacturing subsidiaries. These contracts were designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and were designed to reduce the short-term impact of exchange rate changes on operating results. Our practice was to hedge exposures for the next 90-180 days. Average USD-euro foreign exchange rates for cash flow hedge contracts were $1.30 and $1.23 for 2005 and 2004, respectively, compared to the average USD-euro foreign exchange transaction rate of $1.24 and $1.25, respectively during the same periods, which resulted in an increase to cost of revenues of $18 million in 2005 and an insignificant decrease to cost of revenues in 2004. As of December 31, 2005, we had settled all remaining forward exchange contracts, and had no outstanding hedges in place. We have no plans to enter into forward exchange contracts in the foreseeable future.
Cost of Revenues and Gross Margin
     Our cost of revenues primarily include the costs of wafer fabrication, assembly and test operations, changes in inventory reserves and freight costs. Our gross margin as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.
     Gross margin was 26% for 2005 compared to 28% for 2004. The gross margin percentage decrease in 2005 is partly a result of price erosion on certain products, and lower-than-expected manufacturing yields. However, while our gross margins decreased for the year, we saw a gradual improvement in our gross margins during the second half of 2005, which was primarily driven by an improved product mix, lower manufacturing costs, lower depreciation expense and a more favorable euro exchange rate. As we work to optimize our manufacturing cost structure, we expect our gross margins to improve during 2006.
     Gross margin was 28% for 2004 compared to 23% for 2003. The gross margin percentage improvement in 2004 was a result of higher volume shipments with only slightly higher manufacturing costs, offset by a less favorable euro exchange rate. Had exchange rates for 2004 remained the same as the average exchange rates in effect for 2003, our reported gross margin would have been 31%.
     Our gross margin has been impacted by the timing of inventory adjustments related to inventory write-downs and subsequent sale of these written-down products. The annual impact to gross margins of the sale of such written-down products was 1% or less for the years ended December 31, 2005, 2004 and 2003.

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
     We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a reduction to cost of revenues for such grants of $12 million, $12 million and $7 million in 2005, 2004 and 2003, respectively.
Research and Development
     Research and Development (“R&D”) expenses in 2005 increased by $30 million to $277 million from $247 million in 2004. Increased spending on advanced process technologies such as the use of copper for the production of 0.13 and 0.09 micron-technology, and an unfavorable impact of exchange rates were the primary cause for the increase in R&D expenses in 2005. Had exchange rates for 2005 remained the same as the average exchange rates incurred in 2004, R&D expenses in 2005 would have been $3 million lower than the amount reported in 2005.
     R&D expenses in 2004 decreased by $1 million to $247 million from $248 million in 2003. Reduced spending on engineering labor and experimental wafers were offset by the unfavorable impact of exchange rates. Had exchange rates for 2004 remained the same as the average exchange rates incurred in 2003, R&D expenses in 2004 would have been $15 million lower than the amount reported in 2004.
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
     We receive R&D grants from various European research organizations, the benefit for which is recognized as an offset to related costs. For 2005, we recognized $28 million in research grant benefits, compared to $17 million for 2004 and $11 million for 2003.
Selling, General and Administrative
     Selling, General and Administrative (“SG&A”), expenses increased by $17 million to $192 million in 2005 from $175 million in 2004. The increase in SG&A for 2005 was due to a $6 million increase in legal expenses and a $11 million increase in labor costs compared to 2004. As a percentage of net revenues, SG&A expenses were at 11% in 2005 and 2004.
     SG&A expenses increased 26% or $36 million to $175 million in 2004 from $139 million in 2003. As a percentage of net revenues, SG&A expenses increased to 11% in 2004 compared to 10% in 2003. The increase in SG&A expenses from 2003 to 2004 was due to higher employee salaries and benefits of $14 million, spending related to Sarbanes-Oxley Section 404 compliance of $9 million, spending related to our increased sales volume of $7 million and the negative effect of foreign exchange rate fluctuations. Had exchange rates for 2004 remained the same as the average exchange rates incurred in 2003, SG&A expenses would have been $6 million lower than the amount reported in 2004.
     The provisions of SFAS No. 123R will require us to record a charge to earnings for employee stock options grants and other equity incentives. This revised standard is likely to materially impact our results of operations, primarily SG&A, in the first quarter of 2006 and thereafter (see further discussion under “Recent Accounting Pronouncements”).
Asset Impairment Charges
     Under SFAS No. 144 “Accounting for the impairment or Disposal of Long-Lived Assets,” we assess the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We present impairment charges as a separate line item within operating expenses in our Consolidated Statements of Operations.

Irving, Texas Facility
     We acquired the Irving, Texas wafer fabrication facility in January 2000 for approximately $60 million plus approximately $25 million in additional costs to retrofit the facility after the purchase. We originally intended to commence commercial production in the second half of 2002. However, given the market conditions, we reassessed our overall manufacturing capacity against potential anticipated demand and decided to close the facility in 2002. The facility was placed on the market in August 2002. The facility was not sold and in December 2003, we re-evaluated the status of the facility and reclassified the facility as held-and-used, as the period during which the property was classified as held-for-sale had extended beyond the normal period for the sales cycle of similar properties. We also re-evaluated the related fabrication equipment. Due to improvements in market conditions, we decided to utilize much of this equipment in other facilities to meet an increase in demand. An asset impairment charge of $28 million was incurred to write down asset values to the lower of their then fair value or original net book value, and was recorded in the fourth quarter of 2003. Through December 2003, this facility was held-for-sale, the assets were not in use, nor were they depreciated. During 2004 and 2005, the facility and remaining wafer fabrication equipment were depreciated at rates appropriate for each type of asset. Nearly all of the fabrication equipment was either re-deployed to other manufacturing facilities owned by us or sold. During the quarter ended December 31, 2005, the building and related improvements were re-evaluated for impairment based on management’s estimates which considered an independent appraisal, among other factors, in determining fair market value. As a result of this re-evaluation, we recorded a $4 million charge during the quarter ended December 31, 2005.
Colorado Springs, Colorado Construction-In-Progress
     The foundation work on the Colorado Springs facility began and was halted in 2002 and was intended to support a 300mm manufacturing fabrication facility. During the quarter ended December 31, 2005, management reached a conclusion that the manufacturing capacity available at existing facilities, combined with an increased emphasis on outsourcing certain products to foundry partners, offers sufficient available manufacturing capacity to meet its foreseeable forecasted demand. This conclusion was further affirmed upon the sale of the Nantes fabrication facility (see Note 17 of Notes to Consolidated Financial Statements for further details). These triggering events led to our decision to abandon our plans for construction on a Colorado Springs wafer fabrication facility. As a result, an impairment charge of $9 million was recorded in the quarter ended December 31, 2005 to write down the carrying values of the Colorado Springs construction-in-progress assets to zero.
Restructuring Charges and Loss on Sale
     During 2005, we began implementing cost reduction initiatives, primarily targeting manufacturing labor costs, and recorded restructuring charges and loss on sale of $18 million consisting of:
•	one-time involuntary termination severance benefits costs related to the termination of 196 employees primarily in manufacturing, research and development, and administration,

•	the write-down of building improvements removed from operations to zero following the relocation of certain manufacturing activities to Asia, and

•	a loss incurred as a result of the sale of our Nantes fabrication facility, including the cost of transferring 319 employees to XbyBus SAS, a French corporation (“XbyBus SAS”)
     Concurrent with the sale of our Nantes fabrication facility, we entered into a three-year supply agreement with a subsidiary of XbyBus SAS calling for the Company to purchase a minimum volume of wafers through 2008. The supply agreement requires a minimum purchase of $59 million over the term of the agreement.
     Unpaid severance benefits from these cost reduction activities are expected to be settled in 2006 and are included within current liabilities in accrued and other liabilities on the Consolidated Balance Sheets. Relating to restructuring costs incurred, we anticipate gradual savings to reach a quarterly rate of approximately $6 million by the end of the third quarter of 2006.
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

Legal Awards and Settlements
     In 1996, we entered into a license agreement with LM Ericsson Telefon, AB covering our proprietary AVR microprocessor technology. In November 2003, we filed an arbitration complaint with the International Centre for Dispute Resolution against Ericsson and its subsidiary, Ericsson Mobile Platform (collectively, “Ericsson”) for breach of contract, fraud and misappropriation of trade secrets, among other claims, relating to such technology. In November 2005, the arbitration panel awarded us approximately $43 million in damages and granted an injunction against certain activities of Ericsson. Ericsson paid the monetary portion of the award on December 21, 2005.
     In the fourth quarter of 2003, we received approximately $38 million from Silicon Storage Technology, Inc. (“SST”), granted in relation to the May 7, 2002, judgment by the United States District Court for the Northern District of California (“US District Court”). On June 30, 2005, we entered into a settlement and mutual release agreement with SST pursuant to which we received a settlement amount of approximately $1 million. In addition, SST and the Company agreed to jointly submit a stipulation order agreeing to mutually dismiss, with prejudice, the patent litigation pending before the U.S. District Court. The agreement settled all outstanding litigation between SST and the Company.
Interest and Other Expenses, Net
     Interest and other expenses, net, decreased by $1 million to $19 million in 2005, compared to $20 million in 2004. As a percentage of net revenues, interest and other expenses, net was 1% in both 2005 and 2004. The decrease in interest and other expenses, net, is primarily due to a $6 million gain in 2005 from the sale of our interest in a private equity investment, partially offset by an increase in interest expense of $2 million, due to increased average debt levels in 2005, and a reduction in interest income of $3 million due to a decreased average cash balance in 2005. Interest rates on our outstanding borrowings did not change significantly in 2005 compared to 2004.
     Interest and other expenses, net, decreased by $14 million to $20 million in 2004, compared to $34 million in 2003. As a percentage of net revenues, interest and other expenses, net was 1% in 2004 compared to 3% in 2003. The decrease in interest and other expenses, net, is primarily due to decreased interest expense, as we have reduced our outstanding borrowings, as well as lower foreign exchange losses from the remeasurement of assets and liabilities denominated in currencies other than the respective functional currency. Lower foreign exchange loss is partly a result of our use of derivative instruments to manage exposures to foreign currency risk. Interest rates on our outstanding borrowings did not change significantly in 2004 compared to 2003.
Provision for Income Taxes
     We recorded a tax provision (benefit) of ($8) million, $28 million and $14 million for the years ended December 31, 2005, 2004 and 2003, respectively. This resulted in an effective tax rate of (19%), 109% and 13% for 2005, 2004 and 2003, respectively, expressing tax provision (benefit) as a percentage of the applicable year’s income (loss) before income taxes.
     The income tax benefit recorded for 2005, resulted primarily from the release of $25 million in tax reserves resulting from the conclusion of an audit in Germany for the 1999 through 2002 tax years and from the expiration of a statute of limitations, partially offset by tax provisions incurred by our profitable foreign subsidiaries.
     The income tax provision recorded for 2004 resulted primarily from taxes incurred by our profitable foreign subsidiaries and an increase in provision for tax settlements and withholding taxes related to certain U.S. Federal, state and foreign tax liabilities.
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
     During 2004, we recognized $2 million in tax benefits from the release of valuation allowance on a deferred tax asset of a profitable foreign subsidiary for which management believed it was more likely than not that forecasted income, together with the tax effects of the deferred tax liabilities, would be sufficient to fully recover the remaining deferred tax asset. In addition, we realigned the legal structure for certain foreign subsidiaries in 2004 that resulted in the recognition of $6 million in tax benefits from the release of a foreign valuation allowance on a deferred tax asset in a profitable foreign jurisdiction that management now believes it is more likely than not that the deferred tax asset is realizable.
     The income tax provision recorded for 2003 resulted primarily from taxes incurred by our profitable foreign subsidiaries. Additionally, we released $6 million of tax reserves related to tax audits that closed during the year.

     At December 31, 2005, there was no provision for U.S. income tax for undistributed earnings of approximately $291 million as it is currently our intention to reinvest these earnings indefinitely in operations outside the U.S. If repatriated, these earnings would result in a tax expense of approximately $102 million at the current U.S. Federal statutory tax rate of 35%. Subject to limitation, tax on undistributed earnings may be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.
     At December 31, 2005, we had net operating loss carryforwards in non-U.S. jurisdictions of approximately $454 million. These loss carryforwards expire in different periods starting in 2008. We also had U.S. Federal and state net operating loss carryforwards of approximately $410 million and $542 million respectively, at December 31, 2005. These loss carryforwards expire in different periods from 2006 through 2025. We also have U.S. Federal and state tax credits of approximately $41 million at December 31, 2005 that will expire beginning in 2006.
     In 2005, the Internal Revenue Service (“IRS”) completed its audit of our U.S. income tax returns for the years 2000 and 2001 and has proposed various adjustments to these income tax returns. We have filed a protest to these proposed adjustments and are currently working through the matter with the IRS Appeals Division. While we currently believe that the resolution of this matter with the IRS for the 2000 and 2001 tax years will not have a material adverse impact on our financial position, cash flows or results of operations, the outcome is subject to uncertainties. Should we be unable to obtain agreements with the IRS on the various proposed adjustments, there exists the possibility of an adverse material impact on our results of operations, cash flows and financial position.
     We have U.S. income tax returns for the years 2002 and 2003 currently under examination with the IRS. In addition, we have various tax audits in progress in certain U.S. states and foreign jurisdictions. We have provided our best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of these examinations, and examinations of open U.S. Federal, state and foreign tax years.
Liquidity and Capital Resources
     At December 31, 2005, we had a total of $348 million of cash and cash equivalents and short-term investments compared to $405 million at December 31, 2004. Our current ratio, calculated as total current assets divided by total current liabilities, was 1.6 at December 31, 2005, a decrease of 0.1 from 1.7 at December 31, 2004. Despite reporting net losses during 2005, 2004 and 2003, we have generated positive cash flow from operating activities, as net losses were impacted by non-cash depreciation and asset impairment charges. We have used this cash generated to reduce our net debt obligations by $77 million to $388 million at December 31, 2005 from $465 million at December 31, 2004. Working capital decreased by $70 million to $384 million at December 31, 2005, compared to $454 million at December 31, 2004.
     Operating Activities: Net cash provided by operating activities was $200 million in 2005, compared to $228 million in 2004. We generated positive operating cash flow despite incurring losses, due primarily to depreciation, and other non-cash charges reflected in the Consolidated Statements of Operations.
     Accounts payable decreased by 43% or $105 million primarily due to the payment during the year ended December 31, 2005, of amounts due, relating to fixed asset acquisitions which were in accounts payable as of December 31, 2004.
     Inventories decreased by $37 million or 11% to $310 million at December 31, 2005 from $347 million at December 31, 2004. Average days of sales in inventory decreased to 98 days at December 31, 2005 compared to 107 days at December 31, 2004. The decrease is primarily related to higher shipment volumes, lower manufacturing costs, and the impact of lower foreign exchange rates. Inventories consist of raw wafers, purchased specialty wafers, work in process, and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, increased shipment levels, higher levels of process complexity, and the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.
     Accounts receivable increased 1% or $3 million to $235 million at December 31, 2005 from $232 million at December 31, 2004. The average days of accounts receivable outstanding (“DSO”) improved to 50 days at December 31, 2005 as compared to 52 days at December 31, 2004. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures, our DSO would be negatively affected.
     Other current assets increased $16 million to $105 million at December 31, 2005 from $89 million at December 31, 2004, primarily due to higher receivable balances for VAT that were incurred related to increased European manufacturing activity during the year.
     U.S. Federal income tax refunds were a significant source of cash from operating activities in 2003. These refunds were received as a result of taxable losses applied to income taxes paid in prior years on the annual tax returns.

     Investing Activities: Net cash used for investing activities was $157 million in 2005, compared to $231 million used in 2004. During the year, we made significant investment in advanced manufacturing processes, and related equipment. In 2005 and 2004, we paid $169 million and $241 million, respectively, for new equipment necessary to maintain our competitive position technologically as well as to increase capacity.
     Financing Activities: Net cash used in financing activities increased to $62 million in 2005, compared to $59 million in 2004. Proceeds from equipment financing and other debt totaled $146 million in 2005, compared to $70 million in 2004, and were used primarily for new equipment purchases. We continued to pay down debt, with repayments of principal balances on capital leases and other debt totaling $139 million in 2005 compared to $141 million in 2004. In addition, we paid $81 million to retire a portion of the 2021 convertible debentures in December 2005.
     We believe that our existing balance of cash, cash equivalents and short term investments, together with anticipated cash flow from operations, equipment lease financing, and other short- and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.
     The net increase (decrease) in cash and cash equivalents in 2005, 2004 and 2003 included increases (decreases) of $(27) million, $21 million and $57 million, respectively, due to the effect of exchange rate changes on cash balances denominated in foreign currencies. These cash balances were primarily held in certain subsidiaries in euro denominated accounts and increased (decreased) in value due to the strengthening (weakening) of the euro compared to the U.S. dollar during these periods.
     During 2006, we expect our operations to generate positive cash flow; however, a significant portion of cash will be used to repay debt and make capital investments. In May 2006, the balance of the 2021 convertible notes is expected to be redeemed by bond holders for $145 million (see Note 6 of Notes to Consolidated Financial Statements for further details). We expect that we will have sufficient cash from operations and financing sources to meet all required redemptions. Currently, we expect our 2006 cash payments for capital expenditures to be approximately $70 million. In 2006 and future years, our capacity to make significant capital investments will depend on our ability to continue to generate substantial cash flow from operations and on our ability to obtain adequate financing.
     On March 15, 2006, we entered into a five-year asset-backed credit facility for up to $165 million (“Facility”) with certain European lenders. This Facility is secured by our non-U.S. trade receivables. On March 15, 2006, the amount available to us under this Facility was $132 million, based on eligible non-U.S. trade receivables. Borrowings under the Facility bear interest at LIBOR plus 2% per annum, while the undrawn portion is subject to a commitment fee of 0.375% per annum. The terms of the Facility subject us to certain financial and other covenants and cross-default provisions. As of March 15, 2006, there were no amounts outstanding under this Facility.
Contractual Obligations
     The following table describes our commitments to settle contractual obligations in cash as of December 31, 2005. (See Note 11 of Notes to Consolidated Financial Statements).

(In thousands)	Payments due by period
Contractual Obligations	Up to 1 year	2-3 years	4-5 years	After 5 years	Total

Notes payable	$43,462	$52,212	$—	$1,396	$97,070
Capital leases	53,645	40,867	8,939	4,770	108,221
Convertible notes (a)	142,401	295	—	—	142,696
Line of credit	15,000	25,000	—	—	40,000

Total debt obligations	254,508	118,374	8,939	6,166	387,987

Capital purchase commitments	7,507	—	—	—	7,507
Long-term supplier contract	25,489	33,288	—	—	58,777
Termination payments on supplier contract	952	2,115	2,432	4,335	9,834
Operating leases	25,923	41,803	9,805	9,619	87,150
Other long-term obligations	14,000	28,000	20,000	40,412	102,412

Total other commitments	73,871	105,206	32,237	54,366	265,680

Add: interest	11,024	6,159	1,736	663	19,582

Total	$339,403	$229,739	$42,912	$61,195	$673,249

(a)	Zero coupon convertible debt issued in May 2001 is redeemable for cash, at our option, at any time on or after May 23, 2006 in whole or in part at redemption prices equal to the issue price plus accrued original issue discount. At the option of the holders on May 23, 2006, 2011 and 2016, we may be required to redeem the debt at prices equal to the issue price plus accrued original issue discount through date of repurchase. If redeemed at the option of the holder, we may elect to pay the repurchase price in cash, in shares of Common Stock or in any combination of the two. In December 2005, Atmel repurchased a portion of these notes. At the time of purchase, the notes had an accreted value of $81 million. As of December 31, 2005, the accreted value of all outstanding 2021 Notes was $142 million. We estimate that the redemption value of these notes in May 2006 will be $145 million. (See Notes 1 and 6 of Notes to Consolidated Financial Statements).

     Other long-term obligations consist principally of future repayments of $85 million of advances from customers, of which $10 million is due within 1 year, and have been classified as current liabilities (see Note 2 of Notes to Consolidated Financial Statements). Concurrent with our sale of the Nantes fabrication facility we entered into a three-year supply agreement with a subsidiary of XbyBus SAS. The agreement calls for the Company to purchase a minimum volume of wafers through 2008. Also in conjunction with our restructuring efforts in 2002, we incurred a $12 million charge for terminating a contract with a supplier, the obligation was estimated using the present value of the future payments which totaled approximately $10 million as of December 31, 2005 (see Note 17 of Notes to Consolidated Financial Statements).
     Approximately $75 million of the Company’s total debt requires Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis, and approximately $123 million of the debt obligations have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. A previous requirement to maintain restricted cash of approximately euro 21 million ($27 million) was renegotiated in March 2004 and eliminated. As a result there is no longer a requirement to maintain a restricted cash balance.
     We were in compliance with all of our debt covenants at the end of 2005. If we need to renegotiate any of these covenants in the future, and the lenders refuse and we are unable to comply with the covenants, then we may immediately be required to repay the loans concerned. In the event we are required to repay these loans ahead of their due dates, we believe that we have the resources to make such repayments, but such payments could adversely impact our liquidity.
     Our ability to service long-term debt in the U.S. or to obtain cash for other needs from our foreign subsidiaries may be structurally impeded. Since a substantial portion of our operations are conducted through our foreign subsidiaries, our cash flow and ability to service debt are partially dependent upon the liquidity and earnings of our subsidiaries as well as the distribution of those earnings, or repayment of loans or other payments of funds by those subsidiaries, to the U.S. parent corporation. These foreign subsidiaries are separate and distinct legal entities and may have limited or no obligation, contingent or otherwise, to pay any amounts to us, whether by dividends, distributions, loans or other payments. However, the U.S. parent corporation owes much of our consolidated long-term debt, including our outstanding issue of convertible notes.
Off Balance Sheet Arrangements
     In the ordinary course of business, we have investments in privately held companies, which we review to determine if they should be considered variable interest entities. We have evaluated our investments in these other privately held companies and have determined that there was no material impact on our operating results or financial condition upon our adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”). Under FIN 46, certain events can require a reassessment of our investments in privately held companies to determine if they are variable interest entities and which of the stakeholders will be the primary beneficiary. As a result of such events, we may be required to make additional disclosures or consolidate these entities. We may be unable to influence these events.
     During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either our subsidiaries or us. As of December 31, 2005, the maximum potential amount of future payments that we could be required to make under these guarantee agreements is $10 million. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.
Recent Accounting Pronouncements
SFAS No. 123R
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes our previous accounting under Accounting Principle Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) for the periods beginning in 2006.
     We will adopt SFAS No. 123R effective January 1, 2006 using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods will not be restated to reflect the impact of SFAS No. 123R.
     SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as expense over the requisite service periods in our Consolidated Statements of Operations. Prior to January 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123 (and further amended by SFAS No. 148). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statements of Operations for stock based awards granted to employees, because the exercise price of these awards equaled the fair market value of the underlying stock at the date of grant.

     Stock-based compensation expense to be recognized upon adoption of SFAS No. 123R will be based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation to be recognized will include compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In conjunction with the adoption of SFAS No. 123R, we intend to change our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share based payment awards granted prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 will be recognized using the straight-line single-option method. Because stock-based compensation expense recognized in the Consolidated Statements of Operations for the first quarter of 2006 will be based on the awards ultimately expected to vest, compensation expense will be reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Currently, within our pro-forma information required under SFAS No. 123, we have accounted for forfeitures as they occurred.
     Upon adoption of SFAS No. 123R, we will continue to use the Black-Scholes option-pricing model, to estimate the fair value of our share-based compensation expense. Our determination of the fair value of share-based payment awards on the date of grant using an option-pricing model will be impacted by our common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected common stock price volatility over the term of the option awards, and the actual and the projected employee option exercise behaviors (expected term). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and changes in the subjective assumptions can materially affect the estimated fair value, in our opinion, the existing Black-Scholes option-pricing model may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options will be determined in accordance with SFAS No. 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependant upon the timing of employee exercises and future taxable income, among other factors. It is unlikely that we will realize benefits from tax deductions related to equity compensation in the foreseeable future, along with the related impact to the Consolidated Statements of Cash Flows.
     We estimate that income from operations in 2006 will be reduced by additional stock-based compensation expense ranging from $12 million to $16 million due to the adoption of SFAS No. 123R. However, the actual impact of adopting SFAS No. 123R in 2006 could differ from this estimate depending upon the number and timing of options granted during 2006, as well as their vesting period, vesting criteria and other assumptions that impact the Black-Scholes option pricing model. As such, actual stock-based compensation expense may differ materially from this estimate.
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of SFAS No. 123R. In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS No. 123R, the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123R in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. SAB No. 107 became effective on March 29, 2005. It did not have a material impact on our Consolidated Financial Statements.
FSP Nos. FAS 115-1 and FAS 124-1
     In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of this FSP in the first quarter of 2006 will have a material impact on our Consolidated Financial Statements.
SFAS No. 154
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective application requirement replaces APB No 20’s (“Accounting Changes”) requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.
SFAS No. 153
     In December 2004, the FASB issued SFAS No. 153 (“SFAS No. 153”), “Exchanges of Nonmonetary Assets – an amendment of Accounting Principles Board Opinion No. 29” (“APB No. 29”). The guidance in APB No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that gains or losses on exchanges of nonmonetary assets may be recognized based on the differences in the fair values of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle which allowed the asset received to be recognized at the book value of the asset surrendered. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for “exchanges of nonmonetary assets that do not have commercial substance”. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement should be applied prospectively, and are effective for us for nonmonetary asset exchanges occurring from the third quarter of 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in our first quarter of 2005. The adoption of SFAS No. 153 did not have a material impact on our Consolidated Financial Statements.
FIN 47
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of the first reporting period ending after December 15, 2005. The adoption of FIN 47 in the fourth quarter of 2005 did not have a material impact on our Consolidated Financial Statements.
SFAS No. 151
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“ARB No. 43, Chapter 4”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for us for inventory costs incurred beginning in 2006. The adoption of this statement is not expected to have a material impact on our Consolidated Financial Statements.
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
     Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents are used to verify delivery. We assess whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Sales terms do not include post shipment obligations except for product warranty, as described in Note 11 of Notes to Consolidated Financial Statements.

     We allow certain distributors, primarily based in the United States, rights of return and credits for price protection. Given the uncertainties associated with the levels of returns and other credits to these distributors, we defer recognition of revenue from sales to these distributors until they have resold our products. Net deferred income for distributor sales was $18 million as of December 31, 2005 and $21 million as of December 31, 2004. Sales to certain other primarily non-U.S. based distributors carry either no or very limited rights of return. We have historically been able to estimate returns and other credits from these distributors and accordingly have historically recognized revenue from sales to these distributors on shipment, with a related allowance for potential returns established at the time of our sale.
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
     During 2005 and 2004, we focused on improving our credit and collection procedures and experienced fewer bad debt write offs. As a result, the allowance required for doubtful accounts has decreased even though sales levels and related receivable balances have increased. We credited $6 million and $5 million to Selling, General and Administrative expense for the years ended December 31, 2005 and 2004, respectively.
     We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing specific customer creditworthiness, historical bad debts, and current economic trends. At December 31, 2005, the allowance for doubtful accounts was $4 million and at December 31, 2004 it was $10 million.
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
Valuation of inventory
     Our inventories are stated at the lower of cost (determined on a first-in, first-out basis for raw materials and purchased parts; and an average cost basis for work in progress and finished goods) or market. Cost includes labor, materials, depreciation and other overhead costs, as well as factors for estimated production yields and scrap. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes for future periods. We primarily utilize selling prices in our period ending backlog for measuring any potential declines in market value below cost. Any adjustment for market value provision is charged to cost of revenues at the point of market value decline.
     We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales levels by product. Inventories on hand in excess of forecasted demand are provided for. In addition, we write off inventories that are considered obsolete. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles when determining obsolescence. Charges to increase the allowance are charged to cost of revenues. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-costed inventory is subsequently sold, the related allowance is matched to the movement of related product inventory, resulting in lower costs and higher gross margins for those products.

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
Fixed Assets
     We review the carrying value of fixed assets for impairment when events and circumstances indicate that the carrying value of an asset or group of assets may not be recoverable from the estimated future cash flows expected to result from its use and/or disposition. Factors which could trigger an impairment review include the following: (i) significant negative industry or economic trends, (ii) exiting an activity in conjunction with a restructuring of operations, (iii) current, historical or projected losses that demonstrated continuing losses associated with an asset, (iv) significant decline in the Company’s market capitalization for an extended period of time relative to net book value, (v) recent changes in the Company’s manufacturing model, and (vi) management’s assessment of future manufacturing capacity requirements. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future cash flows involves numerous assumptions, which require our judgment, including, but not limited to, future use of the assets for our operations versus sale or disposal of the assets, future-selling prices for our products and future production and sales volumes. In addition, we must use our judgment in determining the groups of assets for which impairment tests are separately performed.
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
     Depreciation expense is a major element of our manufacturing cost structure. We begin depreciation on new equipment when it is put into use for production. The aggregate amount of fixed assets under construction for which depreciation was not being recorded were $7 million at December 31, 2005 and $142 million at December 31, 2004.
Litigation
The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. We are currently involved in such intellectual property litigation (see Note 11 of Notes to Consolidated Financial Statements). We accrue for losses related to litigation if a loss is probable and the loss can be reasonably estimated. We regularly evaluate current information available to determine whether accruals for litigation should be made. If we were to determine that such a liability was probable and could be reasonably estimated, the adjustment would be charged to income in the period such determination was made.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available for sale, and consequently record them on the balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or Statements of Operations through December 31, 2006. In addition, some of our borrowings are at floating rates, so this would act as a natural hedge.
     We have short-term debt, long-term debt, capital leases and convertible notes totaling approximately $388 million at December 31, 2005. Approximately $242 million of these borrowings have fixed interest rates. We have approximately $146 million of floating interest rate debt, of which $74 million is euro denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.
     The following table summarizes the face value of our variable-rate debt exposed to interest rate risk as of December 31, 2005. All fair market values are shown net of applicable premium or discount, if any (in thousands):

							Total
							Variable-rate
							Debt
							Outstanding at
	Payments due by year						December 31,
	2006	2007	2008	2009	2010	Thereafter	2005

30 day USD LIBOR weighted average interest rate basis (1) Capital Leases	$5,207	$3,056	$—	$—	$—	$—	$8,263

Total of 30 day USD LIBOR rate debt	$5,207	$3,056	$—	$—	$—	$—	$8,263
60 day USD LIBOR weighted average interest rate basis (1) Revolving Line of Credit Due 2008	$—	$—	$25,000	$—	$—	$—	$25,000

Total of 60 day USD LIBOR rate debt	$—	$—	$25,000	$—	$—	$—	$25,000
90 day USD LIBOR weighted average interest rate basis (1) Capital Leases	$997	$—	$—	$—	$—	$—	$997

Total of 90 day USD LIBOR rate debt	$997	$—	$—	$—	$—	$—	$997
360 day USD LIBOR weighted average interest rate basis (1) Senior Secured Term Loan Due 2008	$5,000	$5,000	$3,750	$—	$—	$—	$13,750

Total of 360 day USD LIBOR rate debt	$5,000	$5,000	$3,750	$—	$—	$—	$13,750
90 day EURIBOR weighted average interest rate basis (1) Capital Leases	$21,010	$20,379	$8,071	$3,816	$—	$8,585	$61,861

Total of 90 day EURIBOR rate debt	$21,010	$20,379	$8,071	$3,816	$—	$8,585	$61,861
30/60/90 day EURIBOR interest rate basis (1) Senior Secured Term Loan Due 2007	$5,941	$5,941	$—	$—	$—	$—	$11,882

Total of 30/60/90 day EURIBOR debt rate	$5,941	$5,941	$—	$—	$—	$—	$11,882
2-year USD LIBOR interest rate basis (1) (2)	$12,873	$11,214	$—	$—	$—	$—	$24,087

Total of 2-year USD LIBOR rate debt	$12,873	$11,214	$—	$—	$—	$—	$24,087

Total variable-rate debt	$51,028	$45,590	$36,821	$3,816	$—	$8,585	$145,840

(1)	Actual interest rates include a spread over the basis amount.

(2)	Rate is fixed over three-year term.

     The following table presents the hypothetical changes in interest expense, for the twelve-month period ended December 31, 2005 related to our outstanding borrowings that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS (in thousands).
     For the twelve month period ended December 31, 2005:

Interest
expense with
	Interest expense given an interest rate			no change in	Interest expense given an interest rate
	decrease by X basis points			interest rate	increase by X basis points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS

Interest Expense	$27,406	$28,136	$28,865	$29,594	$30,323	$31,052	$31,782
     The following table presents the hypothetical changes in interest expense, related to our outstanding borrowings, for the three-month period ended December 31, 2005 that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 BPS, 100 BPS and 150 BPS, for the three month period ended December 31, 2005 (in thousands):

Interest
expense with
	Interest expense given an interest rate			no change in	Interest expense given an interest rate
	decrease by X basis points			interest rate	increase by X basis points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS

Interest Expense	$6,121	$6,851	$7,580	$8,309	$9,038	$9,767	$10,497
     The following table presents the hypothetical changes in fair value in our outstanding convertible notes at December 31, 2005 that is sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 BPS, 100 BPS and 150 BPS over a twelve-month time horizon. The base value represents the fair market value of the notes (in thousands):

Valuation with
	Valuation of borrowing given an interest			no change in	Valuation of borrowing given an interest rate
	rate decrease by X basis points			interest rate	increase by X basis points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS

Convertible notes	$144,130	$143,420	$142,710	$142,000	$141,290	$140,580	$139,870

Market Risk Sensitive Instruments
     During 2004, we began to use foreign currency forward exchange contracts to help mitigate the risk to earnings and cash flows associated with currency exchange rate fluctuations. We do not use other derivative financial instruments in our operations.
     We recognize derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measure those instruments at fair value. Our objective in holding derivatives is to minimize the volatility of earnings and cash flows associated with changes in foreign currency rates. We do not enter into foreign exchange forward contracts for trading purposes. Any change in fair value due to adverse exchange rate changes will be equally offset by the underlying exposure in either balance sheet translation or cash flows from operations that were the basis for the derivative contract. Therefore, adverse changes in the fair value of derivative contracts will not necessarily result in an adverse impact to our consolidated balance sheet or consolidated statement of operations. As of December 31, 2005, we had settled all outstanding derivative instruments.
     See Note 1 of Notes to Consolidated Financial Statements for more information concerning our accounting policy on derivative instruments.
Foreign Currency Risk
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. In 2005, the impact of the change in foreign currency resulted in net loss being $6 million greater than if exchange rates remained the same as the average exchange rates in effect during 2004 (as discussed in the overview section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign denominated transactions that occurred in 2005 were recorded using the average 2004 foreign currency rates. Sales denominated in foreign currencies were 22%, 27% and 28% in 2005, 2004 and 2003, respectively. Sales denominated in euros were 20%, 25% and 26% in 2005, 2004 and 2003 respectively. Sales denominated in yen were 1%, 1% and 2% in 2005, 2004 and 2003 respectively. Costs denominated in foreign currencies, primarily the euro, were approximately 58%, 59% and 53% in 2005, 2004 and 2003, respectively.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 23% and 30% of our accounts receivable are denominated in foreign currency as of December 31, 2005 and 2004, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 46% and 56% of our accounts payable were denominated in foreign currency as of December 31, 2005 and 2004, respectively. Approximately 60% and 32% of our debt obligations were denominated in foreign currency as of December 31, 2005 and 2004, respectively.
     We conduct business on a global basis in several currencies. As such, we are exposed to adverse movements in foreign currency exchange rates. During 2004 and 2005, we used derivative instruments to manage exposures to foreign currency risk. Our objective in holding derivatives was to minimize the volatility of earnings and cash flows associated with changes in foreign currency rates. See Note 1 of Notes to Consolidated Financial Statements for more information concerning our accounting policy on derivative instruments.
     We recognize derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the designation at inception. We do not enter into foreign exchange forward contracts for trading purposes.
     Gains and losses on contracts intended to offset foreign exchange gains or losses from the revaluation of current assets and liabilities, including intercompany balances, denominated in currencies other than the functional currency are included in interest and other expenses, net, in the Consolidated Statements of Operations. Our foreign exchange forward contracts related to current assets and liabilities generally ranged from one to three months in original maturity. As of December 31, 2004, the notional value of forward contracts outstanding was 102 million euro or a fair value of $138 million. During the year ended December 31, 2005, we settled all of our outstanding foreign exchange forward contracts and incurred a realized loss of $30 million.

     We periodically hedged forecasted transactions related to certain foreign currency operating expenses anticipated to occur within twelve months, primarily for European manufacturing subsidiaries, with forward contracts. These transactions were designated as cash flow hedges under SFAS No. 133. As of December 31, 2004, the effective portion of the derivative’s gain, reported as a component of accumulated other comprehensive income, was $4 million. For the year ended December 31, 2004, the effective portion of the derivative’s gain that was reclassified into cost of revenues was $0.2 million. For the year ended December 31, 2005, the effective portion of the derivative’s loss that was reclassified into cost of revenues was $18 million. The ineffective portion of the gain or loss, if any, was reported in interest and other expense immediately. For the years ended December 31, 2004 and 2005, gains or losses recognized in earnings for hedge ineffectiveness and the time value excluded from effectiveness testing were not material. As of December 31, 2004, outstanding cash flow hedges, which have maturities of up to three months, had a notional value of 90 million euro or a fair value of $122 million. As of December 31, 2005, we had settled all of our outstanding cash flow hedge instruments.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Atmel Corporation

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005	43

Consolidated Balance Sheets as of December 31, 2005 and 2004	44

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005	45

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2005	46

Notes to Consolidated Financial Statements	47

Report of Independent Registered Public Accounting Firm	75

Financial Statement Schedules

The following Financial Statement Schedules for the years ended December 31, 2005, 2004 and 2003 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto:

Schedule II Valuation and Qualifying Accounts	76

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

Supplementary Financial Data

Selected Quarterly Financial Data (unaudited) for the two years ended December 31, 2005	77

Atmel Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(In thousands, except per share data)	2005	2004	2003
Net revenues	$1,675,715	$1,649,722	$1,330,635
Operating expenses
Cost of revenues	1,241,970	1,181,746	1,024,399
Research and development	276,608	247,447	247,636
Selling, general and administrative	192,327	174,598	138,804
Asset impairment charges	12,757	—	27,632
Restructuring charges (credits) and loss on sale	18,209	—	(360)

Total operating expenses	1,741,871	1,603,791	1,438,111

Income (loss) from operations	(66,156)	45,931	(107,476)
Legal awards and settlements	44,369	—	37,850
Interest and other expenses, net	(18,801)	(20,234)	(34,425)

Income (loss) before income taxes	(40,588)	25,697	(104,051)
Benefit from (provision for) income taxes	7,690	(28,131)	(13,945)

Net loss	$(32,898)	$(2,434)	$(117,996)

Basic and diluted net loss per share	$(0.07)	$(0.01)	$(0.25)

Shares used in basic and diluted net loss per share calculations	481,534	476,063	469,869

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$300,323	$346,350
Short-term investments	47,932	58,858
Accounts receivable, net of allowance for doubtful accounts of $3,976 in 2005 and $10,043 in 2004	235,341	231,544
Inventories	309,702	346,589
Other current assets	105,407	89,421

Total current assets	998,705	1,072,762
Fixed assets, net	890,948	1,204,852
Intangible and other assets	37,692	51,392

Total assets	$1,927,345	$2,329,006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$112,107	$141,383
Convertible notes	142,401	—
Trade accounts payable	140,717	245,240
Accrued and other liabilities	201,398	211,425
Deferred income on shipments to distributors	18,345	21,124

Total current liabilities	614,968	619,172
Long-term debt less current portion	133,184	110,302
Convertible notes less current portion	295	213,648
Other long-term liabilities	238,607	274,288

Total liabilities	987,054	1,217,410

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 483,366 at December 31, 2005 and 477,926 at December 31, 2004	483	478
Additional paid-in capital	1,293,420	1,281,235
Accumulated other comprehensive income	138,412	289,009
Accumulated deficit	(492,024)	(459,126)

Total stockholders’ equity	940,291	1,111,596

Total liabilities and stockholders’ equity	$1,927,345	$2,329,006

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2005	2004	2003
Cash from operating activities
Net loss	$(32,898)	$(2,434)	$(117,996)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	290,748	298,426	275,968
Asset impairment charges	12,757	—	27,632
Non-cash restructuring charges (credits)	4,068	—	(360)
Deferred taxes	2,711	(21,891)	(10,147)
(Gain) loss on sale of interest in a privately held company and other	(4,120)	(1,567)	269
Gain on sales of fixed assets	(2,405)	(664)	(246)
Recovery of doubtful accounts receivable	(5,575)	(4,889)	(1,219)
Accrued interest on zero coupon convertible debt	9,893	9,800	11,266
Accrued interest on other long term debt	2,415	2,094	3,983
Stock-based compensation expense	289	—	3,033
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	1,737	(11,149)	(18,869)
Inventories	25,984	(70,456)	22,511
Current and other assets	(15,942)	(29,603)	(1,362)
Trade accounts payable	(61,538)	39,241	43,004
Other accrued liabilities	(3,210)	6,354	(56,307)
Income tax payable	(22,062)	13,207	78,288
Deferred income on shipments to distributors	(2,779)	1,967	(1,690)

Net cash provided by operating activities	200,073	228,436	257,758

Cash from investing activities
Acquisition of fixed assets	(169,126)	(241,428)	(64,422)
Sales of fixed assets	2,238	4,558	4,029
Sale of interest in privately held companies	6,746	—	—
Acquisition of intangible assets	(7,821)	(8,150)	—
(Increase) decrease in restricted cash	—	26,835	(4,708)
Purchase of short-term investments	(16,110)	(53,834)	(52,858)
Sale or maturity of short-term investments	26,790	41,283	107,237

Net cash used by investing activities	(157,283)	(230,736)	(10,722)

Cash from financing activities
Proceeds from equipment financing and other debt	146,242	70,000	27,478
Principal payments on capital leases and other debt	(139,308)	(140,716)	(166,767)
Repurchase of convertible notes	(80,846)	—	(134,640)
Issuance of common stock	11,901	12,133	9,610

Net cash used in financing activities	(62,011)	(58,583)	(264,319)

Effect of exchange rate changes on cash and cash equivalents	(26,806)	21,346	56,799

Net increase (decrease) in cash and cash equivalents	(46,027)	(39,537)	39,516

Cash and cash equivalents at beginning of year	346,350	385,887	346,371

Cash and cash equivalents at end of year	$300,323	$346,350	$385,887

Supplemental cash flow disclosures:
Interest paid	$15,434	$17,273	$25,472
Income taxes paid (refunded), net	11,851	39,210	(51,553)
Issuance of common stock in exchange for intangible assets	—	—	5,090

Increases (decreases) in accounts payable related to fixed asset purchases	(75,748)	81,918	15,967
Fixed assets acquired under capital leases	112,815	7,073	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Common Stock				Accumulated
			Additional		other
		Par	paid-in	Accumulated	comprehensive
(In thousands)	Shares	value	capital	deficit	income (loss)	Total
Balances, December 31, 2002	465,630	$466	$1,252,273	$(338,696)	$55,100	$969,143

Comprehensive income (loss)
Net loss				(117,996)		(117,996)
Unrealized losses on investments, net of tax					(669)	(669)
Foreign currency translation adjustments					150,834	150,834

Total comprehensive income						32,169

Sales of common stock
Exercise of options	1,403	1	2,537			2,538
Employee stock purchase plan	5,014	5	7,067			7,072
Adjustment to tax benefit from exercise of options			(928)			(928)
Issuance of common stock in exchange for intangible assets	1,000	1	5,089			5,090
Stock-based compensation expense			3,033			3,033

Balances, December 31, 2003	473,047	473	1,269,071	(456,692)	205,265	1,018,117

Comprehensive income (loss)
Net loss				(2,434)		(2,434)
Unrealized gains on derivative instruments, net of tax					3,918	3,918
Unrealized losses on investments, net of tax					(9)	(9)
Foreign currency translation adjustments					79,835	79,835

Total comprehensive income						81,310

Sales of common stock
Exercise of options	1,973	2	4,193			4,195
Employee stock purchase plan	2,906	3	7,971			7,974

Balances, December 31, 2004	477,926	478	1,281,235	(459,126)	289,009	1,111,596

Comprehensive income (loss)
Net loss				(32,898)		(32,898)
Minimum pension liability adjustments					(2,647)	(2,647)
Realization of gains on derivative instruments, net of tax					(3,918)	(3,918)
Unrealized gains on investments, net of tax					335	335
Foreign currency translation adjustments					(144,367)	(144,367)

Total comprehensive loss						(183,495)

Sales of common stock
Exercise of options	1,758	3	3,507			3,510
Employee stock purchase plan	3,682	2	8,389			8,391
Stock-based compensation expense			289			289

Balances, December 31, 2005	483,366	$483	$1,293,420	$(492,024)	$138,412	$940,291

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, employee data, and where otherwise indicated)
Note 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
     Atmel Corporation (“Atmel” or “the Company”) designs, develops, manufactures and markets a broad range of high-performance nonvolatile memory and logic integrated circuits using its proprietary complementary metal-oxide semiconductor (“CMOS”) technologies. Atmel’s products are used in a broad range of applications in the telecommunications, computing, networking, consumer and automotive electronics and other markets. Atmel’s customers comprise a diverse group of United States of America (“U.S.”) and non-U.S. original equipment manufacturers (“OEMs”) and distributors.
Principles of Consolidation
     The Consolidated Financial Statements include the accounts of Atmel and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include reserves for inventory, the sales return reserve, restructuring charges, allowances for doubtful accounts receivable, the warranty reserve, estimates for useful lives associated with long-lived assets, asset impairments, certain accrued liabilities and income taxes and tax valuation allowances. Actual results could differ from those estimates.
Fair Value of Financial Instruments
     For certain of Atmel’s financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and other current assets and current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Investments in debt securities are carried at fair value based on quoted market prices. At December 31, 2005, the estimated fair value of the convertible notes was approximately $142,000, as compared to book value of $142,696. The fair value of the Company’s remaining debt approximates book value as of December 31, 2005. The estimated fair value has been determined by the Company using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that Atmel could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
Cash and Cash Equivalents
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
Short-Term Investments
     All of the Company’s investments in debt and equity securities in publicly-traded companies are classified as available-for-sale. Available-for-sale securities with maturities greater than twelve months are classified as short term when they represent investments of cash that are intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrealized gains (losses), net of related tax, as a component of accumulated other comprehensive income (loss).
     The Company monitors its short-term investments for impairment periodically and reduces their carrying values to fair value when the declines are determined to be other-than-temporary.

Accounts Receivable
     An allowance for doubtful accounts is calculated based on the aging of Atmel’s accounts receivable, historical experience, and management judgment. Atmel writes off accounts receivable against the allowance when Atmel determines a balance is uncollectible and no longer actively pursues collection of the receivable.
Inventories
     Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis for raw materials and purchased parts; and an average-cost basis for work in progress and finished goods) or market. Market is based on estimated net realizable value. The Company establishes lower of cost or market reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when the inventory for a product exceeds nine months of demand for that product or when slow-moving parts have not been sold for more than six months. Inventory reserves are not relieved until the related inventory has been sold or scrapped. Inventories are comprised of the following:

December 31,	2005	2004

Raw materials and purchased parts	$15,076	$18,006
Work in progress	221,438	246,717
Finished goods	73,188	81,866

	$309,702	$346,589

Fixed Assets
     Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	10 to 20 years
Machinery, equipment and software	2 to 5 years
Furniture and fixtures	5 years
     Maintenance, repairs and minor upgrades are expensed as incurred.
Investments in Privately-Held Companies
     Investments in privately held companies are accounted for at historical cost or, if Atmel has significant influence over the investee, using the equity method of accounting. Atmel’s proportionate share of income or losses from investments accounted for under the equity method, and any gain or loss on disposal, are recorded in interest and other expenses, net. Investments in privately held companies are included in intangible and other assets on the Company’s Consolidated Balance Sheets.
     For investments in privately-held companies that are accounted for at historical cost, the Company monitors for impairment periodically and reduces their carrying values to fair value when the declines are determined to be other-than-temporary.
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

     For sales to certain distributors (primarily based in the United States) with agreements allowing for price protection and product returns, the Company recognizes revenue at the time the distributor sells the product to its end customer. Revenue is not recognized upon shipment since, due to price protection rights, the sales price is not substantially fixed or determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is recognized when the distributor sells the product to an end-user, at which time the sales price becomes fixed. At the time of shipment to these distributors, the Company records a trade receivable for the selling price since there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and records the gross margin in “Deferred income on shipments to distributors” on the Consolidated Balance Sheets. This balance represents the gross margin on the sale to the distributor; however, the amount of gross margin recognized by the Company in future periods could be less than the deferred margin as a result of price protection concessions related to market pricing conditions. The Company does not reduce deferred margin by estimated price protection; instead, such price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. Sales to certain other primarily non-U.S. based distributors carry either no or very limited rights of return. The Company has historically been able to estimate returns and other credits from these distributors and accordingly has historically recognized revenue from sales to these distributors upon shipment, with a related allowance for potential returns established at the time of sale.
Grant Recognition
     Grants from government organizations are amortized as a reduction of expenses over the period the related obligations are fulfilled. During the year ended December 31, 2005, Atmel entered into new grant agreements with several European government agencies. Recognition of future benefits will depend on Atmel’s achievement of certain capital investment, research and development spending and employment goals. During the years ended December 31, 2005, 2004 and 2003, Atmel recognized the following amount of grant benefits as a reduction of either cost of revenues or research and development expenses, depending on the nature of the grant:

Years ended December 31,	2005	2004	2003
Cost of revenues	$12,202	$12,239	$6,512
Research and development expenses	27,510	17,439	10,955

Total	$39,712	$29,678	$17,467

Advertising Costs
     Atmel expenses all advertising costs as incurred. Advertising costs were not significant in 2005, 2004 and 2003.
Foreign Currency Translation
     Most of Atmel’s major international subsidiaries use their local currencies as their respective functional currencies. Financial statements of these foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period. The effect of translating the accounts of these foreign subsidiaries into U.S. dollars has been included in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) as a cumulative foreign currency translation adjustment. Gains and losses from remeasurement of assets and liabilities denominated in currencies other than the respective functional currencies are included in the Consolidated Statements of Operations. Losses due to foreign currency remeasurement included in interest and other expenses, net for the years ended December 31, 2005, 2004 and 2003 were $1,306, $2,128 and $7,312, respectively.
Stock-based Compensation
     Atmel accounts for stock-based compensation, including stock options granted and shares issued under the Employee Stock Purchase Plan, using the intrinsic value method prescribed in Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Compensation cost for stock options is recognized ratably over the vesting period. Stock options are granted under the 1986 Incentive Stock Option Plan (“1986 Stock Plan”) and the 2005 Stock Plan (an amendment and restatement of the 1996 Stock Plan) (the “2005 Stock Plan”). Atmel’s policy is to grant options with an exercise price equal to the quoted market price of its common stock on the grant date.

     If compensation cost for the Company’s stock option plans and Employee Stock Purchase Plan (“ESPP”) had been determined based on the fair value method consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, (“SFAS No. 123”) as amended by SFAS No. 148, “Accounts for Stock-Based Compensation-Transition and Disclosure, (“SFAS No. 148”), Atmel’s net loss and net loss per share for the years ended December 31, 2005, 2004 and 2003 would have been adjusted to the pro forma amounts indicated below:

Year ended December 31,	2005	2004	2003

Net loss — as reported	$(32,898)	$(2,434)	$(117,996)
Add: employee stock-based compensation expense included in net loss-as reported, net of tax effects	289	—	3,033
Deduct: employee stock-based compensation expense based on fair value, net of tax effects	(16,347)	(20,383)	(17,200)

Net loss — pro forma	$(48,956)	$(22,817)	$(132,163)

Basic and diluted net loss per share — as reported	$(0.07)	$(0.01)	$(0.25)
Basic and diluted net loss per share — pro forma	$(0.10)	$(0.05)	$(0.28)
     The fair value of each option grant for both 1986 Stock Plan and the 2005 Stock Plan is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year ended December 31,	2005	2004	2003

Risk-free interest	3.86%	3.43%	2.97%
Expected life (years)	5.05–5.48	5.02–5.90	4.98–5.90
Expected volatility	92%	92%	76%
Expected dividend yield	0.0%	0.0%	0.0%
     The weighted average estimated fair values of options granted during 2005, 2004 and 2003 were $2.19, $3.89 and $3.02 per option, respectively. The weighted average expected life was calculated based on the period from the vesting date to the exercise date and the exercise behavior of the employees.
     The fair value of each purchase under the ESPP is estimated on the date at the beginning of the offering period using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year ended December 31,	2005	2004	2003

Risk-free interest	3.54%	2.55%	0.96%
Expected life (years)	0.5	0.5	0.5
Expected volatility	66%	54%	97%
Expected dividend yield	0.0%	0.0%	0.0%
     The weighted average fair values of ESPP purchases during 2005, 2004 and 2003 were $0.88, $1.33 and $0.87, respectively.
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
     See Recent Accounting Pronouncements for discussions surrounding SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”).

Certain Risks and Concentrations
     Atmel sells its products primarily to OEMs and distributors in North America, Europe and Asia, generally without requiring any collateral. Atmel performs ongoing credit evaluations and maintains adequate allowances for potential credit losses. No customer represented more than ten percent of accounts receivable as of December 31, 2005 and 2004 or net revenues for the years ended December 31, 2005, 2004 and 2003.
     The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing process technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. As a result, Atmel may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors. Atmel believes that its existing cash, cash equivalents and investments together with cash flow from operations, equipment lease financing and other short and medium term borrowing, will be sufficient to support its liquidity and capital investment activities for the next twelve months.
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
     Atmel’s income tax calculations are based on application of the respective U.S. Federal, state or foreign tax law. The Company’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are probable and reasonably estimable. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Consolidated Statements of Operations.
Long-Lived Assets
     Atmel periodically evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”(“SFAS No. 144”) Factors which could trigger an impairment review include the following: (i) significant negative industry or economic trends, (ii) exiting an activity in conjunction with a restructuring of operations, (iii) current, historical or projected losses that demonstrated continuing losses associated with an asset, (iv) significant decline in the Company’s market capitalization for an extended period of time relative to net book value, (v) recent changes in the Company’s manufacturing model, and (vi) management’s assessment of future manufacturing capacity requirements. When the Company determines that there is an indicator that the carrying value of long-lived assets may not be recoverable, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future undiscounted pre-tax cash flows of the related operations. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, and the fair values of certain assets based on appraisals and industry trends. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. The evaluation is performed at the lowest levels for which there are identifiable, independent cash flows.
     Costs that the Company incurs to acquire completed product and process technology are capitalized and amortized on a straight-line basis over two to five years. Capitalized product and process technology costs are amortized over the shorter of the estimated useful life of the technology or the term of the technology agreement.

Derivative Instruments
     During 2005, Atmel used financial instruments, such as forward exchange contracts, to hedge existing and anticipated foreign currency denominated transactions expected to occur within twelve months. The purpose of Atmel’s foreign currency hedging program was to reduce the risk from exchange rate fluctuations on certain forecasted transactions and foreign currency assets and liabilities. Financial Accounting Standards Board (“FASB”) SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments.
     The Company recognized derivative instruments as either assets or liabilities in the Consolidated Balance Sheet and measured those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.
     For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss was initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss, if any, is reported in earnings immediately. To obtain SFAS No. 133 hedge accounting treatment on anticipated transactions, specific cash flow hedge criteria must be met, which required the Company to formally document, designate, and assess the effectiveness of transactions.
     For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in interest and other expenses, net in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged.
     The effect of exchange rate changes on the fair value of forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. The Company believes these financial instruments do not subject it to speculative risk that would otherwise result from changes in currency exchange rates. The Company’s hedging policy prohibits use of derivative financial instruments for speculative or trading purposes. As of December 31, 2005, the Company had settled all of its outstanding derivative instruments.
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
Product Warranties
     The Company warrants finished goods against defects in material and workmanship under normal use and service typically for periods of 90 days to two years. A liability for estimated future costs under product warranties is recorded when products are shipped.
Research and Development and Software Development Costs
     Costs incurred in the research and development of Atmel’s products are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility and capitalized in certain cases thereafter until the product is available for general release to customers. No software development costs were capitalized during the years ended December 31, 2005, 2004 and 2003 since costs incurred subsequent to establishment of technological feasibility were not material.

Recent Accounting Pronouncements
SFAS No. 123R
     In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R is a revision of SFAS No. 123. SFAS No. 123R supersedes the Company’s previous accounting under APB No. 25 for the periods beginning in 2006.
     The Company will adopt SFAS No. 123R effective January 1, 2006 using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods will not be restated to reflect the impact of SFAS No. 123R.
     SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Prior to January 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123 (and further amended by SFAS No. 148). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations for stock based awards granted to employees, because the exercise price of these awards equaled the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense to be recognized upon adoption of SFAS No. 123R will be based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation to be recognized will include compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In conjunction with the adoption of SFAS No. 123R, the Company intends to change its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share based payment awards granted prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 will be recognized using the straight-line single-option method. Because stock-based compensation expense recognized in the Consolidated Statements of Operations for the first quarter of 2006 will be based on the awards ultimately expected to vest, compensation expense will be reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Currently, within the Company’s pro-forma information required under SFAS No. 123, it has accounted for forfeitures as they occurred.
     Upon adoption of SFAS No. 123R, the Company will continue to use the Black-Scholes option-pricing model, to estimate the fair value of its share-based compensation expense. The Company’s determination of the fair value of share-based payment awards on the date of grant using an option-pricing model will be impacted by its common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to expected common stock price volatility over the term of the option awards, and the actual and the projected employee option exercise behaviors (expected term). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, and changes in the subjective assumptions can materially affect the estimated fair value, in our opinion, the existing Black-Scholes option-pricing model may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options will be determined in accordance with SFAS No. 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependant upon the timing of employee exercises and future taxable income, among other factors. It is unlikely that the Company will realize benefits from tax deductions related to equity compensation in the foreseeable future, along with the related impact to the Consolidated Statements of Cash Flows.
     The Company estimates that income from operations in 2006 will be reduced by additional stock-based compensation expense ranging from $12 million to $16 million due to the adoption of SFAS No. 123R. However, the actual impact of adopting SFAS No. 123R in 2006 could differ from this estimate depending upon the number and timing of options granted during 2006, as well as their vesting period, vesting criteria and other assumptions that impact the Black-Scholes option pricing model. As such, actual stock-based compensation expense may differ materially from this estimate.
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of SFAS No. 123R. In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS No. 123R, the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123R in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. SAB No. 107 became effective on March 29, 2005. It did not have a material impact on the Company’s Consolidated Financial Statements.

FSP Nos. FAS 115-1 and FAS 124-1
     In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005. The Company does not expect the adoption of this FSP in the first quarter of 2006 will have a material impact on the Company’s Consolidated Financial Statements.
SFAS No. 154
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective application requirement replaces APB No 20’s (“Accounting Changes”) requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.
SFAS No. 153
     In December 2004, the FASB issued SFAS No. 153 (“SFAS No. 153”), “Exchanges of Nonmonetary Assets – an amendment of Accounting Principles Board Opinion No. 29” (“APB No. 29”). The guidance in APB No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that gains or losses on exchanges of nonmonetary assets may be recognized based on the differences in the fair values of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle which allowed the asset received to be recognized at the book value of the asset surrendered. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for “exchanges of nonmonetary assets that do not have commercial substance”. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 should be applied prospectively, and are effective for the Company for nonmonetary asset exchanges occurring from the third quarter of 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in the Company’s first quarter of 2005. The adoption of this statement did not have a material impact on the Company’s Consolidated Financial Statements.
FIN 47
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of the first reporting period ending after December 15, 2005. The adoption of FIN 47 in the fourth quarter of 2005 did not have a material impact on the Company’s Consolidated Financial Statements.
SFAS No. 151
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“ARB No. 43, Chapter 4”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for the Company for inventory costs incurred beginning in 2006. The adoption of this statement is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Reclassifications
     Certain reclassifications have been made to prior years amounts to conform to the 2005 presentations. These reclassifications did not change the previously reported net loss or the total assets of Atmel.

Note 2

BALANCE SHEET DETAIL
     Other current assets consist of the following:

December 31,	2005	2004

VAT receivable	$56,370	$39,030
Deferred income tax assets	7,473	8,998
Grants receivable	16,421	9,709
Other	25,143	31,684

	$105,407	$89,421

     Intangible and other assets consist of the following:

December 31,	2005	2004

Intangible assets, net	$11,770	$24,143
Investment in privately held companies	5,817	6,416
Deferred income tax assets, net of current portion	14,346	16,233
Other	5,759	4,600

	$37,692	$51,392

     Accrued and other liabilities consist of the following:

December 31,	2005	2004

Advance payments from customers	$10,000	$10,000
Income tax payable	10,105	7,508
Deferred income tax liabilities	4,535	1,551
Accrued salaries and benefits	76,689	80,215
Deferred grants, current	19,847	21,413
Warranty reserves and accrued returns, royalties and licenses	22,353	26,855
Restructuring accrual	4,919	1,072
Accrued expenses and other	52,950	62,811

	$201,398	$211,425

     Other long-term liabilities consist of the following:

December 31,	2005	2004

Advance payments from customers	$74,668	$84,668
Income tax payable, net of current portion	83,190	107,849
Deferred income tax liabilities, net of current portion	—	3,685
Accrued pension liability	43,832	42,278
Long term technology license payable	7,325	10,575
Restructuring accrual	8,896	9,847
Other	20,696	15,386

	$238,607	$274,288

     During the year ended December 31, 2005, the Company sold its interest in two privately held companies and realized cash proceeds on these sales of $6,746.
     The customer advances relate to supply agreements into which Atmel entered with a specific customer in 2000. The supply agreements call for the Company to make available to the customer a minimum quantity of products. Minimum payments are required each year on these agreements, with additional payments to be made if the customer exceeds certain purchasing levels. As of December 31, 2005, Atmel had remaining $84,668 in customer advances received, of which $10,000 is recorded in accrued and other liabilities and $74,668 in other long-term liabilities. Minimum payments required to be made annually are the greater of 15% of the value of product shipped to the customer or $10,000, until such time that the advances have been fully repaid. The Company repaid $10,000 in each of the three years ended December 31, 2005 under these agreements.

     Also included in other long-term liabilities is a note payable to a company in which Atmel has an equity investment. The outstanding amount due was $5,744 and $6,575 at December 31, 2005 and 2004, respectively.
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
Note 3

SHORT-TERM INVESTMENTS
     Short-term investments at December 31, 2005 and 2004 primarily comprise U.S. and foreign corporate debt securities, U.S. Government and municipal agency debt securities, commercial paper, and guaranteed variable annuities.
     All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders’ equity on the Company’s Consolidated Balance Sheets and as a component of other comprehensive income (loss). Realized gains are recorded based on the specific identification method. During 2005 and 2004, the Company had no net realized gains on short-term investments. The net realized gain on short-term investments for 2003 was $93. The carrying amount of the Company’s investments is shown in the table below:

	December 31, 2005		December 31, 2004
	Book Value	Market Value	Book Value	Market Value
U.S. Government obligations	$884	$880	$998	$998
State and municipal securities	4,950	4,950	798	796
Corporate debt securities and other obligations	41,256	42,102	56,555	57,064

	47,090	47,932	58,351	58,858
Unrealized gains	871	—	666	—
Unrealized losses	(29)	—	(159)	—

Net unrealized gains	842	—	507	—

Total	$47,932	$47,932	$58,858	$58,858

     Contractual maturities (at book value) of available-for-sale debt securities as of December 31, 2005 were as follows:

Due within one year	$8,066
Due in 1-5 years	6,606
Due in 5-10 years	3,509
Due after 10 years	28,909

Total	$47,090

     Atmel has classified all investments with maturity dates of 90 days or more as short term since it has the ability to redeem them within the year.
     The following table shows the gross unrealized losses and fair value of the Company’s investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category as of December 31, 2005:

	Less than 12 months		Greater than 12 months
	Fair	Unrealized	Fair	Unrealized
	Value	losses	Value	losses

U.S. government and agency securities	$880	$(4)	—	—
Corporate and municipal debt securities	7,025	(22)	$1,303	$(3)

	$7,905	$(26)	$1,303	$(3)

     The Company considers the unrealized losses in the table above to not be “other than temporary” due primarily to their nature, quality and short term holding.

Note 4

FIXED ASSETS

December 31,	2005	2004

Land	$56,027	$57,653
Buildings and improvements	734,473	804,624
Machinery and equipment	1,735,123	1,711,977
Furniture and fixtures	152,974	174,946
Construction in progress	6,810	142,086

	2,685,407	2,891,286
Less accumulated depreciation and amortization	(1,794,459)	(1,686,434)

Fixed assets, net	$890,948	$1,204,852

     Fixed assets include building and improvements, and machinery and equipment acquired under capital leases of $281,605 and $392,205 at December 31, 2005 and 2004, respectively. Related accumulated depreciation amounted to $187,567 and $299,772, respectively. Depreciation expense on fixed assets for the years ended December 31 2005, 2004 and 2003 was $278,198, $286,386 and $262,446, respectively.

Note 5

INTANGIBLE ASSETS
Intangible assets as of December 31, 2005 consisted of the following:

	Gross	Accumulated	Net
Balances as of December 31, 2005	Assets	Amortization	Assets

Core / Licensed Technology	$87,679	$(76,318)	$11,361
Non-Compete Agreement	306	(306)	—
Patents	1,377	(968)	409

Total Intangible Assets	$89,362	$(77,592)	$11,770

Intangible assets as of December 31, 2004 consisted of the following:

	Gross	Accumulated	Net
Balances as of December 31, 2004	Assets	Amortization	Assets

Core / Licensed Technology	$98,437	$(75,304)	$23,133
Non-Compete Agreement	306	(164)	142
Patents	1,377	(509)	868

Total Intangible Assets	$100,120	$(75,977)	$24,143

Total amortization expense related to intangible assets is set forth in the table below:

	December 31,
Years ended	2005	2004	2003

Core / Licensed Technology	$11,818	$11,450	$13,439
Non-Compete Agreement	142	138	26
Patents	459	452	57

Total Amortization Expense on Intangible Assets	$12,419	$12,040	$13,522

The following table presents the estimated future amortization of the intangible assets:

Years Ending December 31:

2006	$6,117
2007	4,568
2008	976
2009	88
2010	21

Total future amortization	$11,770

     During 2005, Atmel acquired intangible assets, primarily core technology intellectual property for total consideration of $2,371, all of which was paid in cash, and additionally made payments during 2005, relating to prior year acquisitions, of $5,450. During 2005, the Company also evaluated certain of its licensed intellectual property and determined that due to changes in the Company’s intended use of the technology, the related asset had reached the end of its useful life, and was written off, resulting in a reduction in the gross value of the asset of $9,000 and a charge of $825 to the Consolidated Statements of Operations.

Note 6

BORROWING ARRANGEMENTS
     Information with respect to Atmel’s debt and capital lease obligations is shown in the following table:

December 31,	2005	2004

Various interest-bearing notes	$97,070	$71,391
Bank lines of credit	40,000	15,000
Convertible notes	142,696	213,648
Capital lease obligations	108,221	165,294

	387,987	465,333
Less amount due within one year	(254,508)	(141,383)

Long-term debt due after one year	$133,479	$323,950

     Maturities of the debt and capital lease obligations are as follows:

	Convertible
Year ending December 31,	Notes	Other	Total

2006	$145,208	$119,665	$264,873
2007	—	98,421	98,421
2008	335	24,670	25,005
2009	—	5,477	5,477
2010	—	4,408	4,408
Thereafter	—	6,343	6,343

	145,543	258,984	404,527
Less amount representing interest	(2,847)	(13,693)	(16,540)

Total	$142,696	$245,291	$387,987

     In June 2005, the Company entered into a euro 43,156 ($52,237) term loan agreement with a domestic bank. The interest rate is fixed at 4.10%. The Company has pledged certain manufacturing equipment as collateral. The loan is required to be repaid in equal installments of euro 3,841($4,649) per calendar quarter commencing on September 30, 2005, with the final payment due on June 28, 2008. As of December 31, 2005, $42,955 of the loan was outstanding and was classified as an interest-bearing note.
     In February 2005, the Company entered into an equipment financing arrangement in the amount of euro 40,685 or $54,005 which is repayable in quarterly installments over three years. The stated interest rate is based on 90-day euro Interbank Offered Rate (“EURIBOR”) plus 2.25%. This equipment financing is collateralized by the financed assets. As of December 31, 2005, the balance outstanding under the arrangement was $36,672 and was classified as a capital lease.
     In September 2005, the Company obtained a $15,000 term loan with a domestic bank. This term loan matures in September 2008. The interest rate on this term loan is based on the London Interbank Offered Rate (“LIBOR”) plus 2.25%. In December 2004, the Company had obtained a term loan with the same domestic bank in the amount of $20,000. Concurrent to this, the Company established a $25,000 revolving line of credit with this domestic bank. Both the term loan and the revolving line of credit mature in December 2007. The interest rate on the revolving line of credit is determined by the Company and must be either the domestic bank’s prime rate or LIBOR plus 2%. The interest rate on the term loan is EURIBOR plus 2.0%. All U.S. domestic account receivable balances secure amounts borrowed. The revolving line of credit and both term loans require the Company to meet certain financial ratios and to comply with other covenants on a periodic basis. The Company was in compliance with these covenants as of December 31, 2005. As of December 31, 2005, the full amount of the revolving line of credit was outstanding and $25,631 of the term loans was outstanding.
     In September 2004, the Company entered into a euro 32,421 ($40,274) loan agreement with a European bank. The loan is to be repaid in equal principal installments of euro 970 ($1,205) per month plus interest on the unpaid balance, with the final payment due on October 1, 2007. The interest rate is fixed at 4.85%. The Company has pledged certain manufacturing equipment as collateral. This note requires Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis. As of December 31, 2005, $24,087 of the loan was outstanding and was classified as an interest-bearing note. The Company was in compliance with the covenants as of December 31, 2005.

     In June 2003, the Company entered into a $15,000 revolving line of credit with a domestic bank. The full amount of the line of credit is currently outstanding, the final maturity date of which is June 25, 2006. The amount is due upon demand and is classified within the current portion of long term debt on the Consolidated Balance Sheet. The interest rate is 3.05% and is based on the LIBOR plus a spread of 1.25%. The spread is based on the level of borrowings under the revolving line of credit and can range from 1.25% to 5%. The Company has pledged certain marketable securities as collateral. At December 31, 2005, the fair market value of these marketable securities was $47,932.
     Approximately $123,088 of the Company’s total debt obligations have cross default provisions. As of December 31, 2005, the Company was in compliance with the provisions associated with the terms of the cross default.
     In April 1998, the Company completed a sale of zero coupon subordinated convertible notes, due 2018, which raised $115,004. On April 21, 2003, the Company paid $134,640 in cash to those note-holders of the 2018 convertible notes that submitted these notes for redemption. Notes with an accreted value of $295 as of December 31, 2005 were not submitted for redemption and remain outstanding. The 2018 convertible notes are convertible at any time, at the option of the holder, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount. The effective interest rate of the notes is 5.5% per annum. At any time, the Company has the option to redeem these notes for cash, in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. At the option of the holders on April 21, 2008, and 2013, the Company may be required to repurchase the notes at prices equal to the issue price plus accrued original issue discount through date of repurchase. The Company may elect to pay the repurchase price in cash, in shares of common stock or in any combination of the two.
     In May 2001, the Company completed a sale of zero coupon convertible notes, due 2021, which raised $200,027. The notes are convertible at any time, at the option of the holder, into the Company’s common stock at the rate of 22.983 shares per $1 (one thousand dollars) principal amount. The effective interest rate of the debentures is 4.75% per annum. The notes will be redeemable for cash, at the Company’s option, at any time on or after May 23, 2006 in whole or in part at redemption prices equal to the issue price plus accrued original issue discount. At the option of the holders on May 23, 2006, 2011 and 2016, the Company may be required to repurchase the notes at prices equal to the issue price plus accrued original issue discount through date of repurchase. The Company may elect to pay the repurchase price in cash, in shares of common stock or in any combination of the two. While the Company believes it will be successful in refinancing all debt before maturity, the terms of financing available to it may not be attractive and the timing of the availability of capital is uncertain and is dependent, in part, on market conditions that are difficult to predict and are outside of the Company’s control. The Company believes that its existing balance of cash, cash equivalents and short term investments, together with cash flow from operations, equipment lease financing, and other short and medium-term bank borrowings, will be sufficient to meet its liquidity and capital requirements over the next twelve months.
     In December 2005, the Company repurchased a portion of these notes for an aggregate purchase price of $81,250 (including commissions) in privately negotiated transactions. At the time of purchase, the notes had an accreted value of approximately $80,994. As of December 31, 2005, the accreted value of the outstanding portion was approximately $142,401.
     The Company’s remaining $75,946 in outstanding debt obligations are comprised of $71,549 in capital leases and $4,397 of various other interest bearing notes. Included within the outstanding debt obligations are $34,450 of variable rate debt obligations where the interest rates are based on either the LIBOR plus a spread ranging from 1.75% to 2.38% or the short-term EURIBOR plus a spread ranging from 0.90% to 1.23%; the remaining $41,496 are fixed borrowing arrangements where the interest rates range from 0.34% to 9.08%.
Note 7

COMMON STOCK
Stock Repurchase
     In January 1998, the Board of Directors of the Company approved a stock repurchase program that allowed the Company to purchase up to 20,000 shares of its common stock. In October 2002, the Board of Directors of the Company approved a stock purchase program that allowed the Company to purchase up to 100,000 additional shares of its common stock.
     The Company purchased 9,400 shares of its common stock at an average price of $6.68 per share before December 31, 2000. The Company purchased 4,400 shares of its common stock at an average price of $1.93 in 2002. No shares of common stock were repurchased in 2003, 2004, and 2005. At December 31, 2005, the Company could purchase an additional 106,200 shares based on the approved stock purchase programs. In March 2006, the Board of Directors cancelled both the 1998 and 2002 stock repurchase programs.

Note 8

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
Note 9

DERIVATIVE INSTRUMENTS
     The Company conducts business on a global basis in several currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. Beginning in the first quarter of 2004, the Company began using derivative instruments to help manage exposures to foreign currency risk. The Company’s objective in holding derivatives is to minimize the volatility of earnings and cash flows associated with changes in foreign currency rates. See Note 1 for more information concerning the Company’s accounting policy on derivative instruments.
     The Company recognizes derivative instruments, all of which are foreign currency forward contracts, as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the designation at inception. The Company does not enter into foreign exchange forward contracts for trading purposes.
Balance Sheet Hedges
     Gains and losses on contracts intended to offset foreign exchange gains or losses from the revaluation of current assets and liabilities, including intercompany balances, denominated in currencies other than the functional currency are included in interest and other expenses, net, in the Consolidated Statements of Operations. The Company’s balance sheet hedge contracts related to current assets and liabilities generally ranged from one to three months in original maturity. During the year ended December 31, 2005, the Company settled all of its outstanding balance sheet hedge contracts and incurred a realized loss of $29,533. This loss was offset primarily by unrealized gains associated with the revaluation of current assets and current liabilities denominated in foreign currencies other than the Company’s functional currency, resulting in net foreign exchange transaction losses of $1,306 during 2005. As of December 31, 2004, the notional value of the balance sheet hedge contracts was 102,000 euro with a fair value of $138,168. In 2004, the unrealized gain on the Company’s outstanding contracts was $3,497 offset by unrealized losses associated with the revaluation of current assets and liabilities denominated in foreign currencies other than the Company’s functional currency resulting in a net foreign exchange loss of $2,128. Both the realized and unrealized gain (loss) were included within interest and other expenses, net on the Company’s Consolidated Statements of Operations, offset by the related realized and unrealized gain (loss) on the revaluation of the related current assets and liabilities. As of December 31, 2005, there were no outstanding balance sheet hedge contracts.
Cash Flow Hedges
     The Company has periodically hedged forecasted transactions related to certain foreign currency operating expenses anticipated to occur within twelve months, primarily for European manufacturing subsidiaries, with forward contracts. These transactions are designated as cash flow hedges under SFAS No. 133. As of December 31, 2005, all cash flow hedges had been settled and as of December 31, 2004, the effective portion of the derivatives’ (losses) gains, reported as a component of accumulated other comprehensive income in the Consolidated Balance Sheets was $3,918. For the year ended December 31, 2005, the effective portion of the derivative’s loss that was reclassified into cost of revenues in the Consolidated Statements of Operations was $18,491. For the year ended December 31, 2004, the effective portion of the derivative’s gain that was reclassified into cost of revenues was $168. The ineffective portion of the gain or loss, if any, is reported in interest and other expenses, net immediately. For the years ended December 31, 2005 and 2004, gains or losses recognized in earnings for hedge ineffectiveness and the time value excluded from effectiveness testing were not material. As of December 31, 2004, outstanding cash flow hedges, which had maturities of up to three months, had a notional value of 90,000 Euro or a fair value of $121,883. The fair value of derivative instruments as of December 31, 2004, was a net asset of $7,397 and was included in other current assets on the Company’s Consolidated Balance Sheet.

Note 10

ACCUMULATED OTHER COMPREHENSIVE INCOME
     Comprehensive income (loss) is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net loss and comprehensive income for Atmel arises from foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains on investments and unrealized gains on derivative instruments designated as cash flow hedges. Comprehensive income (loss) is shown in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss).
     The components of accumulated other comprehensive income at December 31, 2005 and 2004, net of tax are as follows :

	As of December 31,
	2005	2004
Foreign currency translation	$140,217	$284,584
Minimum pension liability adjustments	(2,647)	—
Unrealized gains on derivative instruments	—	3,918
Unrealized gains on investments	842	507

Accumulated other comprehensive income	$138,412	$289,009

Note 11

COMMITMENTS AND CONTINGENCIES
     The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. The Company also leases certain manufacturing equipment and software licenses under operating leases. Rental expense for 2005, 2004 and 2003 was $16,674, $12,841 and $10,832, respectively.
     The Company also enters into capital leases to finance machinery and equipment. The capital leases are collateralized by the financed assets. At December 31, 2005, no unutilized equipment lease lines were available to borrow under these arrangements.
     Aggregate non-cancelable future minimum rental payments under operating and capital leases are as follows:

Year ending December 31	Operating leases, net	Capital Leases

2006	$25,923	$57,449
2007	23,290	32,140
2008	18,513	11,732
2009	5,386	5,477
2010	4,419	4,408
Thereafter	9,619	4,948

	$87,150	116,154

Less amount representing interest		(7,933)

Total capital lease obligations		108,221
Less current portion		(53,645)

Capital lease obligations due after one year		$54,576

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
     The Company currently is party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and financial position of the Company. The estimate of the potential impact on the Company’s financial position or overall results of operations or cash flows for the legal proceedings described below could change in the future.

     Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by the Company. The complaint sought unspecified damages, costs and attorneys’ fees. The Company disputed Agere’s claims. A jury trial for this action commenced on March 1, 2005 and on March 22, 2005, the jury found Agere’s patents invalid. Subsequently, a retrial on one of the patents was granted, the date for which has not yet been set. While the March 22, 2005 decision is appealable, there can be no appeal until resolution of the retrial.
     Seagate Technology (“Seagate”) filed suit against the Company in the Superior Court for the State of California for the County of Santa Clara on July 31, 2002. Seagate contended that certain semiconductor chips sold by the Company to Seagate between April 1999 and mid-2001 were defective. The Company cross-complained against Amkor Technology, Inc. and ChipPAC Inc., the Company’s leadframe assemblers. Amkor and ChipPAC brought suits against Sumitomo Bakelite Co. Ltd., Amkor and ChipPAC’s molding compound supplier. The parties settled their dispute and in June 2005, the parties dismissed their respective complaints, with prejudice. The settlement amount did not have a significant impact on the Company’s financial position, cash flows or results of operations.
     The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The majority of products are generally covered by a warranty typically ranging from 90 days to two years.
     The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2005 and 2004:

	2005	2004

Balance at January 1	($10,495)	($9,998)
Accrual for warranties during the period (including foreign exchange rate impact)	(5,977)	(8,860)
Change in accrual relating to preexisting warranties (including change in estimates)	994	1,056
Settlements made (in cash or in kind) during the period	6,742	7,307

Balance at December 31	($8,736)	($10,495)

Indemnifications
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
Purchase Commitments
     At December 31, 2005, the Company had outstanding capital purchase commitments of $7,507, total future operating lease commitments of $87,150 and a three-year supply agreement obligation with a subsidiary of XbyBus SAS, a French Corporation of $58,777 of which $25,489, $22,654 and $10,634 are due in 2006, 2007 and 2008, respectively.

Note 12

INCOME TAXES
     The components of income (loss) before income taxes were as follows:

Years Ended December 31,	2005	2004	2003

U.S.	$(140,539)	$(160,956)	$(186,502)
Foreign	99,951	186,653	82,451

Income (loss) before income taxes	$(40,588)	$25,697	$(104,051)

     The provision for (benefit from) income taxes consists of the following:

Years Ended
December 31,		2005	2004	2003

Federal	Current	$4,184	$20,150	$(6,593)
	Deferred	1,407	1,383	(3,714)
State	Current	—	—	—
	Deferred	—	—	—
Foreign	Current	(13,693)	29,872	30,685
	Deferred	412	(23,274)	(6,433)

Total income tax (benefit) provision		$(7,690)	$28,131	$13,945

     The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31,	2005	2004

Deferred income tax assets:
Fixed assets	$151,353	$185,058
Intangible assets	18,517	16,731
Deferred income on shipments to distributors	4,626	6,740
Other accruals	33,274	57,735
Net operating losses	264,065	200,705
Research and development and other tax credits	41,324	39,270

Total deferred income tax assets	513,159	506,239

Deferred income tax liabilities:
Deferred grant and undistributed subsidiary income	—	(3,534)
Unrealized foreign exchange loss	(81)	(714)
Other	(1,545)	(355)

Total deferred tax liabilities	(1,626)	(4,603)

Less valuation allowance	(494,249)	(481,641)

Net deferred income tax asset	$17,284	$19,995

     Approximately $4,461 of deferred tax assets is attributable to stock option deductions included in the U.S. Federal and state net operating loss carryforwards. When the tax benefits of the net operating losses are more likely than not to be realized, the portion of the tax benefits attributed to stock options will be recorded to additional paid-in capital.
     The Company records a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The net increase in valuation allowance for the year ended December 31, 2005 resulted primarily from the operating loss incurred in the U.S. The ultimate realization of the deferred tax assets depends upon future taxable income during periods in which the temporary differences become deductible. With the exception of the deferred tax assets of certain non-U.S. subsidiaries, based on historical losses and projections for making future taxable income over the periods that the deferred tax assets are deductible, the Company believes that it is more likely than not that it will not realize the benefit of the deferred tax assets, and accordingly, has provided a full valuation allowance. At December 31, 2005, the valuation allowance relates primarily to deferred tax assets in the United States, United Kingdom and France.

     The Company’s effective tax rate differs from the U.S. Federal statutory income tax rate as follows:

Years Ended December 31,	2005	2004	2003

U.S. Federal statutory income tax rate	(35.00)%	35.00%	(35.00)%
Difference between U.S. and foreign tax rates	2.06	(78.07)	(0.41)
Tax credits	(5.55)	—	—
Net operating loss and future deductions not currently benefited	67.67	114.76	59.68
Reversal of taxes previously accrued on foreign earnings expected to be repatriated	—	(42.18)	—
Provision for tax settlements and withholding taxes	12.89	78.41	—
Release of income taxes previously accrued	(60.56)	—	(6.34)
Other	(0.46)	1.55	(4.53)

Effective tax rate	(18.95)%	109.47%	13.40%

     The significant components of the net income tax benefit recorded for 2005 are attributed to the release of $24,581 in tax reserves resulting from the conclusion of an audit in Germany for the 1999 through 2002 tax years and from the expiration of a statute of limitations offset by income tax provisions recorded in the Company’s profitable foreign subsidiaries.
     The income tax provision recorded for 2004 resulted primarily from taxes incurred by the Company’s profitable foreign subsidiaries and an increase in provision for tax settlements and withholding taxes related to certain U.S. Federal, state and foreign tax liabilities.
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
     During 2004, the Company recognized $1,912 in tax benefits from the release of a valuation allowance on a deferred tax asset of a profitable foreign subsidiary for which management believes it is more likely than not that forecasted income, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In addition, the Company realigned certain foreign subsidiaries in 2004 that resulted in the recognition of $6,150 in tax benefits from the release of foreign valuation allowance on a deferred tax asset in a profitable foreign jurisdiction that management now believes it is more likely than not that the deferred tax assets attributed to these tax benefits are realizable.
     The income tax provision recorded for 2003 resulted primarily from taxes incurred by the Company’s profitable foreign subsidiaries. Additionally, the Company released $6,000 of tax reserves related to issues in tax audits that closed during the year.
     At December 31, 2005, there was no provision for U.S. income tax for undistributed earnings of approximately $290,673 as it is currently the Company’s intention to reinvest these earnings indefinitely in operations outside the U.S. If repatriated, these earnings would result in a tax expense of approximately $101,700 at the current U.S. Federal statutory tax rate of 35%. Subject to limitation, tax on undistributed earnings may be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.
     The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% of dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% Federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The Company will not apply this provision.
     At December 31, 2005, the Company had net operating loss carryforwards in non-U.S. jurisdictions of approximately $454,334. These loss carryforwards expire in different periods starting in 2008. The Company also had U.S. Federal and state net operating loss carryforwards of approximately $409,817 and $541,607 respectively, at December 31, 2005. These loss carryforwards expire in different periods from 2006 through 2025. The Company also has U.S. Federal and state tax credits of approximately $41,435 at December 31, 2005 that will expire beginning in 2006.

     In 2005, the Internal Revenue Service (“IRS”) completed its audit of the Company’s U.S. income tax returns for the years 2000 and 2001 and has proposed various adjustments to these income tax returns. The Company has filed a protest to these proposed adjustments and is currently working through the matter with the IRS Appeals Division. While the Company believes that the resolution of this matter with the IRS for the 2000 and 2001 tax years will not have a material adverse impact on the Company’s results of operations, cash flows or financial position, the outcome is subject to uncertainties. Should the Company be unable to obtain agreements with the IRS on the various proposed adjustments, there exists the possibility of an adverse material impact on the results of operations, cash flows and financial position of the Company.
     The Company’s U.S. income tax returns for the years 2002 and 2003 are currently under examination with the IRS. In addition, the Company has various tax audits in progress in certain U.S. states and foreign jurisdictions. The Company has provided its best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of these examinations, and examinations of open U.S. Federal, state and foreign tax years.
Note 13

EMPLOYEE OPTION AND STOCK PURCHASE PLANS
     Atmel has two stock option plans — the 1986 Stock Plan and the 2005 Stock Plan (an amendment and restatement of the 1996 Stock Plan). The 1986 Stock Plan expired in April 1996. The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of December 31, 2005, 17,833 shares of common stock remain available for grant under this plan. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly or grant options to purchase common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.
     Activity under Atmel’s 1986 Stock Plan and 2005 Stock Plan is set forth below:

		Outstanding Options
					Weighted
			Exercise	Aggregate	Average
	Available	Number of	Price	Exercise	Exercise Price
	For Grant	Options	Per Share	Price	Per Share

Balances, December 31, 2002	7,755	26,650	$1.00-24.44	145,120	$5.45
Options reserved for issuance	20,000
Options Granted	(6,078)	6,078	1.68 - 6.27	31,698	5.22
Options Cancelled	614	(656)	1.00 - 24.44	(4,975)	7.56
Options Exercised	—	(1,403)	1.60 - 6.85	(2,538)	1.81

Balances, December 31, 2003	22,291	30,669	$1.00-24.44	169,305	$5.52
Options Granted	(1,566)	1,566	3.18 - 7.38	8,883	5.67
Options Cancelled	631	(684)	1.80 - 21.47	(5,323)	7.78
Options Exercised	—	(1,973)	1.68 - 5.13	(4,159)	2.11

Balances, December 31, 2004	21,356	29,578	$1.68-21.47	168,706	$5.70
Options Granted	(5,173)	5,173	2.06 - 3.29	15,659	3.03
Options Cancelled	1,650	(2,758)	1.68 - 21.47	(15,467)	5.61
Options Exercised	—	(1,758)	1.68 - 2.62	(3,509)	1.99

Balances, December 31, 2005	17,833	30,235	$1.00-24.44	165,389	$5.46

     The number of options exercisable under Atmel’s stock option plans at December 31, 2005, 2004 and 2003 were 18,805, 18,584 and 17,010, respectively. During the years ended December 31, 2005, 2004 and 2003, 1,108, 53 and 42 stock options, respectively were cancelled, but were not available for future stock option grants due to the expiration of these shares under the 1986 Stock Plan.

     The following table summarizes the stock options outstanding at December 31, 2005:

		Options Outstanding			Options Exercisable
			Weighted	Weighted		Weighted
	Range of		Average	Average		Average
	Exercise	Number	Remaining	Exercise	Number	Exercise
	Prices	Outstanding	Contractual Life (years)	Price	Exercisable	Price

	$1.00 - 1.98	4,943	2.62	$1.96	4,689	$1.97
	2.06 - 2.11	5,072	7.05	2.11	2,697	2.11
	2.13 - 3.26	1,988	9.15	2.72	245	2.80
	3.29 - 3.29	3,052	9.13	3.29	383	3.29
	3.33 - 5.69	1,685	5.18	4.21	1,283	4.22
	5.75 - 5.75	4,414	7.98	5.75	1,807	5.75
	5.91 -7.76	3,309	5.78	6.83	2,348	6.79
	7.83 - 24.44	5,772	4.51	12.87	5,353	12.99

Total	$1.00 - 24.44	30,235	6.08	$5.46	18,805	$6.28

ESPP
     Under the 1991 ESPP, qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation. Purchases under the ESPP were 3,682 shares of common stock in 2005, 2,906 shares of common stock in 2004, and 5,014 shares of common stock in 2003, at an average price of $2.28, $2.74 and $1.41, respectively. Of the 42,000 shares authorized for issuance under this plan, 11,390 shares were available for issuance at December 31, 2005.
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
Note 14

RETIREMENT PLANS
     The Company sponsors defined benefit pension plans that cover substantially all French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The plans are non-funded. Pension liabilities and charges to expense are based upon various assumptions, updated quarterly, including discount rates, future salary increases, employee turnover, and mortality rates. Retirement Plans consist of two types of plans. The first plan type provides for termination benefits paid to employees only at retirement, and consists of approximately one to five months of salary. This structure covers primarily the Company’s French employees. The second plan type provides for defined benefit payouts for the remaining employee’s post-retirement life, and covers primarily the Company’s German employees. The components of the aggregate net pension cost relating to the two plan types are as follows:

Years ended December 31,	2005	2004	2003

Service costs-benefits earned during the period	$2,380	$2,045	$1,778
Interest cost on projected benefit obligation	2,096	1,921	1,688
Amortization of actuarial loss	115	426	399

Net pension cost	$4,591	$4,392	$3,865

     The change in projected benefit obligation at December 31, 2005 and 2004 was as follows:

Years ended December 31,	2005	2004

Projected benefit obligation at beginning of the year	$48,070	$36,828
Service cost	2,380	2,045
Interest cost	2,096	1,921
Curtailment (a)	(1,338)	—
Actuarial losses	9,923	4,723
Benefits paid	(854)	(875)
Foreign currency exchange rate changes	(2,060)	3,428

Projected benefit obligation at end of the year	$58,217	$48,070
Unrecognized net actuarial loss	(13,632)	(4,717)

Accumulated benefit obligation liability	$44,585	$43,353

(a)	Includes recognized actuarial losses due to curtailment in accordance with the guidance under SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” of Nantes fabrication facility retirement plan which occurred as a result of the sale of the facility to XbyBus SAS, a French corporation (“XbyBus SAS”) (see Note 17 for further details).

Key assumptions for defined benefit plans:

Years ended December 31,	2005	2004	2003

Assumed discount rate	4.0 – 4.3%	4.5 – 4.9%	5.0% – 5.5%
Assumed compensation rate of increase	2.0 – 4.0%	2.0% – 3.0%	2.5% – 3.0%
     Future expected benefit payments over the next ten years are as follows:

2006	$865
2007	998
2008	1,216
2009	1,374
2010	1,674
2011 through 2015	11,241

Total	$17,368

     With respect to the Company’s unfunded plans in Germany, during 2005, significant decreases in the discount rates, increases in inflation and changes to various actuarial assumptions all contributed to an overall increase in the pension liability of $2,647, the offset to which is included as a component of the Company’s stockholders equity in the Consolidated Balance Sheets as of December 31, 2005.
     The net pension cost for 2006 is expected to be approximately $5,959. Cash funding for benefits to be paid for 2006 is expected to be approximately $865. The long-term portion of the accumulated benefit obligation liability is included in other long-term liabilities, while the current portion is included in accrued and other liabilities.
     The Company maintains a 401(k) Tax Deferred Savings Plan for the benefit of qualified employees who are primarily U.S. based, and matches each eligible employee’s contribution up to a maximum of five hundred dollars. The Company matching contribution was $688, $798 and $797 for 2005, 2004 and 2003, respectively.
     Executive Deferred Compensation Plan: The Atmel Executive Deferred Compensation Plan is a non-qualified deferred compensation plan allowing certain executives to defer a portion of their salary and bonus. Participants are credited with returns based on the allocation of their account balances among mutual funds. The Company utilizes an investment advisor to control the investment of these funds and the participants remain general creditors of the Company. Distributions from the plan commence in the quarter following a participant’s retirement or termination of employment. The Company accounts for the Executive Deferred Compensation Plan in accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF No. 97-14”). In accordance with EITF No. 97-14, the liability associated with the other diversified assets is being marked to market with the offset being recorded as compensation expense, primarily selling, general and administrative expense, to the extent there is an increase in the value, or a reduction of operating expense, primarily selling, general and administrative expense, to the extent there is a decrease in value. The other diversified assets are marked to market with the offset being recorded as other income (expense), net.

     At December 31, 2005, and 2004, the Company’s deferred compensation plan assets totaled $2,759 and $2,530, respectively, included in other current assets and the corresponding deferred compensation plan liability was included in other current liabilities on the Consolidated Balance Sheets.
Note 15

OPERATING AND GEOGRAPHICAL SEGMENTS
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
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on revenues and income or loss from operations excluding impairment and restructuring charges and loss on sale. Interest and other expenses, net, nonrecurring gains and losses, foreign exchange gains and losses and income taxes are not measured by operating segment.
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
Information about Reportable Segments

		Micro-	Nonvolatile	RF and
	ASIC	controllers	Memories	Automotive	Total

Year ended December 31, 2005:
Net revenues from external customers	$610,158	$315,476	$393,037	$357,044	$1,675,715
Segment income (loss) from operations	(78,399)	51,096	(11,631)	3,744	(35,190)
Year ended December 31, 2004:
Net revenues from external customers	$589,208	337,084	445,502	277,928	$1,649,722
Segment income (loss) from operations	(60,976)	84,292	(651)	23,266	45,931
Year ended December 31, 2003:
Net revenues from external customers	$479,078	271,676	355,425	224,456	$1,330,635
Segment income (loss) from operations	(51,404)	47,127	(109,629)	33,702	(80,204)

Reconciliation of segment information to Consolidated Statements of Operations

	2005	2004	2003
Total income (loss) from operations for reportable segments	$(35,190)	$45,931	$(80,204)
Unallocated amounts:
Asset impairment charges	(12,757)	—	(27,632)
Restructuring (charges) credits and loss on sale	(18,209)	—	360

Consolidated income (loss) from operations	$(66,156)	$45,931	$(107,476)

     Geographic sources of revenues for each of the years ended December 31 2005, 2004 and 2003, and locations of long-lived assets as of December 31, 2005 and 2004 were as follows:

	2005		2004		2003
		Long-lived		Long-lived
	Revenues	assets	Revenues	assets	Revenues

United States	$231,719	$240,131	$278,847	$311,274	$235,966
Germany	175,359	19,736	179,618	31,498	138,724
France	160,843	325,246	147,640	466,613	93,859
UK	35,029	294,381	35,710	382,155	32,945
Japan	52,809	191	63,427	213	67,321
China, including Hong Kong	357,852	709	357,760	519	297,262
Singapore	271,753	—	105,399	—	113,752
Rest of Asia-Pacific	199,942	11,708	266,393	8,816	180,266
Rest of Europe	169,492	10,310	176,259	13,815	132,417
Rest of the World	20,917	—	38,669	—	38,123

Total	$1,675,715	$902,412	$1,649,722	$1,214,903	$1,330,635

     Revenues are attributed to countries based on delivery locations.
Note 16

ASSET IMPAIRMENT CHARGES
     Under SFAS No. 144, the Company assesses the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. The Company measures the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. The Company classifies long-lived assets to be disposed of other than by sale as “held-and-used” until they are disposed. The Company reports long-lived assets to be disposed of by sale as “held-for-sale” and recognizes those assets on the Consolidated Balance Sheets at the lower of carrying amount or fair value less cost to sell.
Irving, Texas Facility
     Atmel acquired this wafer fabrication facility in January 2000 for approximately $60,000 plus approximately $25,000 in additional costs to retrofit the facility after the purchase; the Company originally intended to commence commercial production in the second half of 2002. However, given the market conditions, the Company reassessed its overall manufacturing capacity against potential anticipated demand and decided to close the facility in 2002. The facility was placed on the market in August 2002. The facility was not sold and in December 2003, the Company re-evaluated the status of the facility and reclassified the facility as held-and-used, as the period during which the property was classified as held-for-sale had extended beyond the normal period for the sales cycle of similar properties. The Company also re-evaluated the related fabrication equipment. Due to improvements in market conditions, the Company decided to utilize much of this equipment in other facilities to meet an increase in demand. An asset impairment charge of $27,632 was incurred to write down asset values to the lower of their then fair value or original net book value, was recorded in the fourth quarter of 2003. Through December 2003, while this facility was held-for-sale, the assets were not in use, nor were they depreciated. During 2004 and 2005, the facility and remaining wafer fabrication equipment were depreciated at rates appropriate for each type of asset. Nearly all of the fabrication equipment was either re-deployed to other manufacturing facilities owned by Atmel or sold. During the quarter ended December 31, 2005, the building and related improvements were re-evaluated for impairment based on management’s estimates which considered an independent appraisal, among other factors, in determining fair market value. As a result of this re-evaluation, the Company recorded a charge of $3,980 during the quarter ended December 31, 2005.

Colorado Springs, Colorado Construction-In-Progress
     The foundation work on this facility began and was halted in 2002 and was intended to support a 300mm manufacturing fabrication facility. During the quarter ended December 31, 2005, management reached a conclusion that the manufacturing capacity available at existing facilities, combined with an increased emphasis on outsourcing certain products to foundry partners, offers sufficient available manufacturing capacity to meet its foreseeable forecasted demand. This conclusion was further affirmed upon the sale of the Nantes fabrication facility (see Note 17 of Notes to Consolidated Financial Statements for further details). These triggering events led to the Company’s decision to abandon its plans for future construction on a Colorado Springs wafer fabrication facility. Accordingly, an impairment charge of $8,777 was recorded in the quarter ended December 31, 2005 to write down the carrying values of the Colorado Springs construction-in-progress assets to zero.
Note 17

RESTRUCTURING CHARGES AND LOSS ON SALE
     Beginning in the third quarter of 2005, the Company began to implement cost reduction initiatives to further align its cost structure to industry conditions, targeting high labor costs and excess capacity. Pursuant to this, during 2005, the Company recorded a restructuring charge and loss on the sale of its Nantes fabrication facility of $18,209. These charges consisted of the following:
•	$5,010 in one-time involuntary termination severance benefits costs related to the termination of 196 employees primarily in manufacturing, research and development and administration

•	$2,614 of building and improvements were removed from operations and written down to zero following relocation of certain manufacturing activities to Asia

•	$10,585 associated with the loss on the sale of the Company’s Nantes fabrication facility, including the cost of transferring 319 employees to the buyer
Nantes Fabrication Facility Sale
     On December 6, 2005, Atmel sold its Nantes, France fabrication facility, and the related foundry activities, to XbyBus SAS. The facility was owned by the Company since 1998 and was comprised of five buildings totaling 131,000 square feet, manufacturing BiCMOS, CMOS and non-volatile technologies. The facility employed a total of 603 persons, of which 284 employees were retained by the Company and the remaining 319 manufacturing employees were transferred to XbyBus SAS.
     The Nantes facility was sold for an amount which approximated the net book value of assets sold, less liabilities assumed, plus an additional capital contribution to XbyBus SAS. The liabilities assumed by XbyBus SAS totaled approximately 4,739 euros ($5,587), while the assets transferred totaled approximately 4,106 euros ($4,841), comprised of fixed assets with a net book value of 2,838 euros ($3,346) and inventory valued at 1,268 euros ($1,495). Atmel agreed to make an additional cash contribution of 6,496 euros ($7,659) and incur additional closing costs of 3,115 euros ($3,673) primarily relating to the transfer of additional assets along with maintenance and clean-up costs to transfer the fabrication facility buildings. In total, the Company incurred a loss of 8,978 euros ($10,585) on the sale of the Nantes fabrication facility. Concurrent with the sale, the Company entered into a three-year supply agreement with a subsidiary of XbyBus SAS, whereby the Company is required to purchase a minimum volume of wafers through 2008. The supply agreement requires a minimum purchase of $58,777 over the term of the agreement.
     The Nantes facility sale occurred in connection with the Company’s continuing efforts to consolidate its manufacturing operations and reduce costs. This action is part of an ongoing reorganization effort that will affect the nature and focus of the Company’s operations.
2005 Restructuring Charges
     The 2005 restructuring charges were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No.146”). The Company recorded $5,010 for workforce reductions consisting of one-time involuntary termination severance benefits related to the termination of 196 employees primarily in manufacturing, research and development, and administration. Also, in connection with the Company’s additional restructuring efforts in France, certain buildings and improvements with a net book value of $2,614 were removed from operations and written down to zero. The Company may incur additional restructuring costs, such as employee termination costs, losses on the sale of assets, costs for relocating manufacturing, and other restructuring related costs.

     The following table summarizes the activity related to the accrual for restructuring charges and loss on sale detailed by event for the years ended December 31, 2005, 2004 and 2003.

	January 1, 2003		Non-cash			December 31, 2003
	accrual	Charges	Charges	Reversals	Payments	accrual

Third quarter of 2001
Reduction of force in Europe	$835	$—	$—	$(360)	$(475)	$—

Third quarter of 2002
Termination of contract with supplier	13,424	—	—	—	(1,692)	11,732
Employee termination costs	111	—	—	—	(111)	—
Repayment of property tax abatement	512	—	—	—	(512)	—

Fourth quarter of 2002
Reduction of force in Europe	1,618	—	—	—	(1,618)	—

Total 2003 activity	$16,500	$—	$—	$(360)	$(4,408)	$11,732

	January 1, 2004		Non-cash			December 31, 2004
	accrual	Charges	Charges	Reversals	Payments	accrual

Third quarter of 2002
Termination of contract with supplier	11,732	—	—	—	(813)	10,919

Total 2004 activity	$11,732	$—	$—	$—	$(813)	$10,919

	January 1, 2005		Non-cash			December 31, 2005
	accrual	Charges	Charges	Reversals	Payments	accrual

Third quarter of 2002
Termination of contract with supplier	10,919	—	—		(1,086)	9,833
Third quarter of 2005
Employee termination costs	—	2,785	—	(189)	(1,067)	1,529
Fourth quarter of 2005
Nantes fabrication facility sale	—	10,585	(1,454)	—	(7,821)	1,310
Employee termination costs	—	2,225	—	—	(1,082)	1,143
Asset disposals	—	2,614	(2,614)	—	—	—

Total 2005 activity	$10,919	$18,209	$(4,068)	$(189)	$(11,056)	$13,815

     Unpaid restructuring costs incurred in 2005 are expected to be paid by December 31, 2006 and are recorded in current liabilities within accrued and other liabilities on the Consolidated Balance Sheet. The Company recorded decreases in the restructuring accrual of $360 and $189 during the years ended December 31, 2003 and 2005, respectively, primarily due to the fact that the actual amounts paid were lower than originally estimated.
     In conjunction with the Company’s restructuring efforts in the third quarter of 2002, the Company incurred a $12,437 charge related to the termination of a contract with a supplier. The charge was estimated using the present value of the future payments which totaled approximately $18,112 at the time. At December 31, 2005, the remaining restructuring accrual was $9,833 and will be paid over the next 8 years. The current balance is recorded with current liabilities in accrued and other liabilities on the Consolidated Balance Sheet. The long-term balance is recorded in other long-term liabilities on the Consolidated Balance Sheet.

Note 18

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
     A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows:

Years Ended December 31,	2005	2004	2003
Basic and diluted net loss	$(32,898)	$(2,434)	$(117,996)

Shares used in basic and diluted net loss per share calculations	481,534	476,063	469,869

Basic and diluted net loss per share	$(0.07)	$(0.01)	$(0.25)

     The following table summarizes antidilutive securities which were not included in the “Weighted-average shares – diluted” used for calculation of diluted net loss per share as the Company incurred net losses for these years:

	Years ended December 31,
	2005	2004	2003
Employee stock options outstanding	30,235	29,578	30,669
Common Stock equivalent shares associated with:
Convertible notes due 2018	5	5	601
Convertible notes due 2021	9,228	9,086	8,669

Total shares excluded from per share calculation	9,233	9,091	9,270

     As of December 31, 2005, 2004 and 2003, given the losses incurred in the respective years, the Company considered all of its outstanding options to be antidilutive. See Note 13 for further details surrounding option activity.
     The calculation of dilutive or potentially dilutive common shares related to the Company’s convertible securities considers the conversion features associated with these securities. Conversion features were considered, as at the option of the holders, the 2018 and 2021 convertible notes are convertible at any time, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount and 22.983 shares per $1 (one thousand dollars) principal amount, respectively (further discussed in Note 6). In this scenario, the “if converted” calculations are based upon the average outstanding convertible note balance for the last 12 months and the respective conversion ratios.
     As disclosed in Note 6, the convertible bond holders have the right to put the convertible notes back to the Company at specific future dates, in which case the Company may elect to settle the convertible notes into common stock or cash. In accordance with EITF Topic D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share”, the calculation of the number of common stock equivalent shares associated with the convertible notes would assume that the notes will be settled in common stock at the then fair value. As a result, the number of common stock equivalent shares associated with convertible notes would be computed by dividing the total outstanding balance (principal plus interest) of the convertible notes by the closing sales price of the Company’s common stock for the applicable period.
     Assuming the Company would repurchase the convertible notes on December 31, 2005, 2004 and 2003 using only common stock valued at the weighted-average closing sales price of the Company’s common stock for the related periods and no cash, this would result in 46,180, 54,502 and 33,918 in antidilutive shares, for the years ended December 31, 2005, 2004 and 2003, respectively. In the event the Company elects to settle the convertible notes in common stock, the actual conversion price will depend on future market conditions.

Note 19

LEGAL AWARDS AND SETTLEMENTS
     In 1996, the Company entered into a license agreement with LM Ericsson Telefon, AB covering its proprietary AVR microprocessor technology. In November 2003, the Company filed an arbitration complaint with the International Centre for Dispute Resolution against Ericsson and its subsidiary, Ericsson Mobile Platform (collectively, “Ericsson”) for breach of contract, fraud and misappropriation of trade secrets, among other claims, relating to such technology. In November 2005, the arbitration panel awarded the Company approximately $43,119 in damages and granted an injunction against certain activities of Ericsson. Ericsson paid the monetary portion of the award on December 21, 2005.
     In the fourth quarter of 2003, the Company received approximately $37,850 from Silicon Storage Technology, Inc. (“SST”), granted in relation to the May 7, 2002, judgment by the United States District Court for the Northern District of California (“US District Court”). On June 30, 2005, the Company entered into a settlement and mutual release agreement with SST pursuant to which the Company received a settlement amount of $1,250. In addition, SST and the Company agreed to jointly submit a stipulation order agreeing to mutually dismiss, with prejudice, the patent litigation pending before the US District Court. The agreement concludes all outstanding litigation between SST and the Company.
Note 20

INTEREST AND OTHER EXPENSES, NET
     Interest and other expenses, net, is summarized in the following table:

Years Ended December 31,	2005	2004	2003

Interest and other income	$12,099	$8,873	$9,502
Interest expense	(29,594)	(26,979)	(36,615)
Foreign exchange transaction losses	(1,306)	(2,128)	(7,312)

Total	$(18,801)	$(20,234)	$(34,425)

Note 21

SUBSEQUENT EVENTS
     On March 15, 2006, the Company entered into a five-year asset-backed facility for up to $165,000 (“Facility”) with certain European lenders. This Facility is secured by the Company’s non-U.S. trade receivables. On March 15, 2006, the amount available to the Company under this Facility was approximately $132,000, based on eligible non-U.S. trade receivables. Borrowings under the Facility bear interest at LIBOR plus 2% per annum, while the undrawn portion is subject to a commitment fee of 0.375% per annum. The terms of the Facility subject the Company to certain financial and other covenants and cross-default provisions. As of March 15, 2006, there were no amounts outstanding under this Facility.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Atmel Corporation:
We have completed integrated audits of Atmel Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atmel Corporation and its subsidiaries (the “Company”) at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 16, 2006

Schedule II
ATMEL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2005, 2004 and 2003
(In thousands)

	Balance at	Credited	Deductions -	Balance at
Description	Beginning of Year	to Expense	Write-offs	End of Year

Allowance for doubtful accounts receivable:
Year ended December 31, 2005	10,043	(5,575)	(492)	3,976
Year ended December 31, 2004	16,411	(4,889)	(1,479)	10,043
Year ended December 31, 2003	22,415	(1,219)	(4,785)	16,411

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited, in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2005
Net revenues	$419,777	$412,200	$418,550	$425,188
Gross profit	87,002	92,780	116,791	137,172
Income (loss) from operations	(34,035)	(32,093)	(738)	710
Net income (loss)	(43,021)	(42,580)	(1,097)	53,800
Basic and diluted net income (loss) per share	(0.09)	(0.09)	(0.00)	0.11

Year ended December 31, 2004
Net revenues	$407,395	$420,803	$413,237	$408,287
Gross profit	120,634	119,715	115,134	112,493
Income from operations	20,773	18,457	4,901	1,800
Net income (loss)	11,009	11,651	(18,009)	(7,085)
Basic and diluted net income (loss) per share	0.02	0.02	(0.04)	(0.01)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
     As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can only provide reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of our failure to implement controls for changes in our business, or that the degree of compliance with the policies or procedures may deteriorate.
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005. This evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2005.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
Remediation of Prior Year Material Weaknesses
     Changes in our internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting relate to changes that were designed and implemented to address the material weaknesses that existed as of December 31, 2004 as previously disclosed in our Annual Report Form 10-K for the year ended December 31, 2004. Specifically:
     Accounting for Income Taxes. As of December 31, 2004, Atmel’s control procedures did not include adequate review over the completeness and accuracy of income tax accounts to ensure compliance with GAAP. Remedial actions included hiring a full-time Tax Director in February 2005, increased staffing of qualified tax professionals in order to ensure adequate technical tax and accounting expertise, improved documentation and more formalized procedures to support the tax positions taken, and more formalized review of tax positions with senior management and external technical advisers to ensure proper evaluation and accounting treatment of complex tax issues. Remedial actions began in the first quarter of 2005, but management testing on these internal controls was not completed until after the year-end closing procedures were finalized in early 2006. This control deficiency has been remediated as of December 31, 2005.

     Accounting for Inventory Reserves. As of December 31, 2004, Atmel did not maintain effective controls over the accounting for inventory reserves. Remedial actions included the development of a more comprehensive policy regarding inventory reserves, increased independent review procedures over manual inventory reserve calculations, increased accounting staff specifically in support of review and analysis of inventory and inventory reserve results, and increased spreadsheet review controls to reduce the risk of computational errors. Remedial actions began in the first quarter of 2005, but management testing on these internal controls was not completed until after the year-end closing procedures were finalized in early 2006. This control deficiency has been remediated as of December 31, 2005.
Changes in Internal Control over Financial Reporting
          Except as described above, during the fiscal quarter ended December 31, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information required by this Item regarding directors, executive officers and our code of ethics set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2006 (the “2006 Proxy Statement”), is incorporated herein by reference. Information regarding Registrant’s executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
ITEM 11. EXECUTIVE COMPENSATION
     Information required by this Item regarding compensation of Registrant’s directors and executive officers set forth under the captions “Election of Directors — Director Compensation” and “Executive Compensation” in the 2006 Proxy Statement is incorporated herein by reference (to the extent allowed by Item 402 (a)(8) of Regulation S-K).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information required by this Item regarding beneficial ownership of Registrant’s Common Stock by certain beneficial owners and management of Registrant, as well as equity compensation plans, set forth under the captions “Security Ownership” and “Equity Compensation Plan Information” in the 2006 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information required by this Item regarding certain relationships and related transactions with management set forth under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information required by this Item regarding accounting fees and services set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2006 Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:
1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 on page 42 of this Annual Report on Form 10-K

2.	Financial Statement Schedules. See Index to Consolidated Financial Statements under Item 8 on page 42 of this Annual Report on Form 10-K
3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

3.1	Restated Certificate of Incorporation of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 0-19032).

3.2	Bylaws of Registrant, as amended, (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 0-19032).

3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock (which is incorporated herein by reference to Exhibit A of Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

4.1	Amended and Restated Preferred Shares Rights Agreement dated as of October 18, 1999, between Atmel Corporation and BankBoston, N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

10.1+	1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991).

10.2+	1991 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).

10.3+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19032).

10.4+	2005 Stock Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 16, 2005.

10.5	Indenture, dated as of April 21, 1998, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture) (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-59261) filed on July 16, 1998).

10.6	First Supplemental Indenture, dated as of October 15, 1999, to Indenture dated as of April 21, 1998, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).

10.7	Registration Rights Agreement dated as of April 21, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-59261) filed on July 16, 1998).

10.8	Indenture, dated as of May 23, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture) (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-63996) filed on June 27, 2001).

10.9	Registration Rights Agreement dated as of May 23, 2001, by and among the Registrant and Morgan Stanley & Co. Incorporated, Credit Lyonnais Securities (USA) Inc. and Needham & Company, Inc. (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-63996) filed on June 27, 2001).

21.1	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature pages hereof)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management compensatory plan, contract or arrangement.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION

March 16, 2006	By:	/s/ George Perlegos
George Perlegos
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Perlegos and Robert Avery, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on March 16, 2006 on behalf of the Registrant and in the capacities indicated:

Signature	Title
/s/ George Perlegos	President, Chief Executive Officer and Director (principal executive officer)
(George Perlegos)

/s/ Robert Avery	Vice President Finance and Chief Financial Officer (principal financial and accounting officer)
(Robert Avery)

/s/ Gust Perlegos	Director
(Gust Perlegos)

/s/ Tsung-Ching Wu	Director
(Tsung-Ching Wu)

/s/ T. Peter Thomas	Director
(T. Peter Thomas)

/s/ Pierre Fougere	Director
(Pierre Fougere)

/s/ Dr. Chaiho Kim	Director
(Dr. Chaiho Kim)

/s/ David Sugishita	Director
(David Sugishita)

/s/ Steven Laub	Director
(Steven Laub)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 0-19032).

3.2	Bylaws of Registrant, as amended, (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 0-19032).

3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock (which is incorporated herein by reference to Exhibit A of Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

4.1	Amended and Restated Preferred Shares Rights Agreement dated as of October 18, 1999, between Atmel Corporation and BankBoston, N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

10.1+	1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991).

10.2+	1991 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).

10.3+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19032).

10.4+	2005 Stock Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 16, 2005.

10.5	Indenture, dated as of April 21, 1998, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture) (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-59261) filed on July 16, 1998).

10.6	First Supplemental Indenture, dated as of October 15, 1999, to Indenture dated as of April 21, 1998, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).

10.7	Registration Rights Agreement dated as of April 21, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-59261) filed on July 16, 1998).

10.8	Indenture, dated as of May 23, 2001, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee thereunder (including the form of debenture) (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-63996) filed on June 27, 2001).

10.9	Registration Rights Agreement dated as of May 23, 2001, by and among the Registrant and Morgan Stanley & Co. Incorporated, Credit Lyonnais Securities (USA) Inc. and Needham & Company, Inc. (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-63996) filed on June 27, 2001).

21.1	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature pages hereof)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management compensatory plan, contract or arrangement.