Form 10-Q
period 2006-03-31
ATMEL CORP
filed 2006-05-10
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
On April 30, 2006, the Registrant had 486,797,048 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2006

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$343,400	$300,323
Short-term investments	54,774	47,932
Accounts receivable, net of allowance for doubtful accounts of $4,197 in 2006 and $3,976 in 2005	253,261	235,341
Inventories	317,126	309,702
Other current assets	93,654	105,407

Total current assets	1,062,215	998,705
Fixed assets, net	862,427	890,948
Intangible and other assets	36,533	37,692

Total assets	$1,961,175	$1,927,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$104,783	$112,107
Convertible notes	144,085	142,401
Trade accounts payable	150,009	140,717
Accrued and other liabilities	207,512	201,398
Deferred income on shipments to distributors	19,643	18,345

Total current liabilities	626,032	614,968
Long-term debt less current portion	116,873	133,184
Convertible notes less current portion	299	295
Other long-term liabilities	236,838	238,607

Total liabilities	980,042	987,054

Commitments and contingencies (Note 12)
Stockholders’ equity
Common Stock, par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding:
486,498 at March 31, 2006 and 483,366 at December 31, 2005	486	483
Additional paid-in capital	1,302,754	1,293,420
Accumulated other comprehensive income	160,282	138,412
Accumulated deficit	(482,389)	(492,024)

Total stockholders’ equity	981,133	940,291

Total liabilities and stockholders’ equity	$1,961,175	$1,927,345

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2006	2005

Net revenues	$436,784	$419,777

Operating expenses

Cost of revenues	295,103	332,775

Research and development	70,698	68,721

Selling, general and administrative	47,166	52,316

Restructuring charges	202	—

Total operating expenses	413,169	453,812

Income (loss) from operations	23,615	(34,035)

Interest and other expenses, net	(6,375)	(3,923)

Income (loss) before income taxes	17,240	(37,958)

Provision for income taxes	(7,606)	(5,063)

Net income (loss)	$9,634	$(43,021)

Basic net income (loss) per share	$0.02	$(0.09)

Diluted net income (loss) per share	$0.02	$(0.09)

Shares used in basic net income (loss) per share calculations	485,575	479,609

Shares used in diluted net income (loss) per share calculations	490,819	479,609

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2006	2005
Cash from operating activities
Net income (loss)	$9,634	$(43,021)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	59,825	77,677
Unrealized losses on derivative contracts	—	7,055
Gain on sale of equity investment	(1,635)	—
(Gain) loss on sales of fixed assets	(1,465)	25
Provision for (recovery of) doubtful accounts receivable	84	(33)
Accrued interest on zero coupon convertible debt	1,688	2,528
Accrued interest on other long term debt	461	986
Non-cash foreign exchange transaction (gains) losses	5,603	(444)
Stock-based compensation expense	2,958	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(17,970)	(14,483)
Inventories	(5,399)	7,780
Current and other assets	13,077	(10,359)
Trade accounts payable	12,991	(8,099)
Accrued and other liabilities	1,661	25,377
Deferred income on shipments to distributors	1,298	(1,274)

Net cash provided by operating activities	82,811	43,715

Cash from investing activities
Acquisition of fixed assets	(17,787)	(86,961)
Sales of fixed assets	2,323	—
Sale of equity investment	1,799	—
Acquisition of intangible assets	(209)	(2,150)
Purchase of short-term investments	(6,590)	(2,337)
Sale or maturity of short-term investments	1,054	12,867

Net cash used by investing activities	(19,410)	(78,581)

Cash from financing activities
Proceeds from equipment financing and other debt	—	54,005
Principal payments on capital leases and other debt	(27,969)	(36,942)
Issuance of common stock	5,983	6,222

Net cash provided by (used in) financing activities	(21,986)	23,285

Effect of exchange rate changes on cash and cash equivalents	1,662	(11,922)

Net increase (decrease) in cash and cash equivalents	43,077	(23,503)

Cash and cash equivalents at beginning of period	300,323	346,350

Cash and cash equivalents at end of period	$343,400	$322,847

Supplemental cash flow disclosures:
Interest paid	$3,938	$3,610
Income taxes paid, net	1,116	7,029
Decreases in accounts payable related to fixed asset purchases	(2,900)	(43,890)
Fixed assets acquired under capital leases	715	54,005
The accompanying notes are an integral part of these Condensed Consolidated Financial statements.

Atmel Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     These unaudited interim Condensed Consolidated Financial Statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or “Atmel”) and its subsidiaries as of March 31, 2006 and the results of operations and the cash flows for the three months ended March 31, 2006 and 2005. All material intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 year-end condensed balance sheet data was derived from the audited Consolidated Financial Statements and does not include all of the disclosures required by generally accepted accounting principles. The Condensed Consolidated Statements of Operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year. Certain prior period amounts have been reclassified to conform to current presentations and such reclassifications did not have any effect on the prior periods’ net income.
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

	March 31, 2006	December 31, 2005
Raw materials and purchased parts	$14,818	$15,076
Work in progress	232,538	221,438
Finished goods	69,770	73,188

	$317,126	$309,702

     Grant Recognition
     Grants from government organizations are amortized as a reduction of expenses over the period the related obligations are fulfilled. Recognition of future benefits will depend on the Company’s achievement of certain capital investment, research and development spending and employment goals. During the three months ended March 31, 2006 and 2005, the Company recognized the following amount of grant benefits as a reduction of either cost of revenues or research and development expenses, depending on the nature of the grant:

Three Months Ended	March 31, 2006	March 31, 2005
Cost of revenues	$2,216	$3,529
Research and development expenses	4,018	6,651

Total	$6,234	$10,180

     Stock-Based Compensation
     Employee Options
     Atmel has two stock option plans — the 1986 Stock Plan and the 2005 Stock Plan (an amendment and restatement of the 1996 Stock Plan). The 1986 Stock Plan expired in April 1996 but there are still options outstanding under the 1986 Stock Plan. The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of March 31, 2006, 17,723 shares of common stock remain available for grant under this plan. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly or grant options to purchase common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.
     Activity under Atmel’s 1986 Stock Plan and 2005 Stock Plan is set forth below:

		Outstanding Options
				Weighted
			Exercise	Average
	Available	Number of	Price	Exercise Price
	For Grant	Options	Per Share	Per Share

Balances, December 31, 2005	17,833	30,235	$1.00 - 24.44	$5.46
Options Granted	(258)	258	3.68 - 4.78	4.05
Options Cancelled	148	(200)	1.80 - 21.47	6.45
Options Exercised	—	(1,035)	1.68 - 4.40	2.06

Balances, March 31, 2006	17,723	29,258	$1.00 - 24.44	$5.56

     During the period ended March 31, 2006, stock options to purchase 52 shares were cancelled, but were not available for future stock option grants due to the expiration of these shares under the 1986 Stock Plan.

     The following table summarizes the stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding
			Weighted	Weighted
	Range of		Average	Average	Aggregate
	Exercise	Number	Remaining	Exercise	Intrinsic
	Prices	Outstanding	Contractual Life (years)	Price	Value

	$1.00 - 1.98	4,205	2.14	$1.97	$11,564
	2.06 - 2.11	4,860	6.81	2.11	12,685
	2.13 - 3.26	1,928	8.92	2.72	3,856
	3.29 - 3.29	3,026	8.89	3.29	4,327
	3.33 - 5.61	1,875	5.74	4.18	1,013
	5.75 - 5.75	4,374	7.73	5.75	—
	5.91 - 7.76	3,283	5.54	6.82	—
	7.83 - 24.44	5,707	4.26	12.87	—

Total Outstanding	$1.00 - 24.44	29,258	5.92	$5.56	$33,445

Options Exercisable
			Weighted	Weighted
	Range of		Average	Average	Aggregate
	Exercise	Number	Remaining	Exercise	Intrinsic
	Prices	Exercisable	Contractual Life (years)	Price	Value

Total Exercisable	$1.98 - 13.03	18,808	4.76	$6.44	$20,391

     During the three months ended March 31, 2006, 1,035 options were exercised which had an aggregate intrinsic value of $2,756.
     Employee Stock Purchase Plan
     Under the 1991 Employee Stock Purchase Plan (“ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation. Purchases under the ESPP were 2,096 shares of common stock during the period ended March 31, 2006, at a price of $1.84 per share. Of the 42,000 shares authorized for issuance under this plan, 9,294 shares were available for issuance at March 31, 2006.
     Adoption of SFAS No. 123R
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share Based Payment” (“SFAS No. 123R”) using the modified prospective transition method. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123R. However, in accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods were not restated and do not include the impact of SFAS No. 123R. Prior periods do not include equity compensation amounts comparable to those included in the Condensed Consolidated Financial Statements for the three months ended March 31, 2006.

     SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations. Prior to January 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123 (and further amended by SFAS No. 148). Under the prior intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations for stock based awards granted to employees, because the exercise price of these awards equaled the fair market value of the underlying stock at the date of grant.
     Upon adoption of SFAS No. 123R, the Company reassessed its equity compensation valuation method and related assumptions. The Company’s determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is impacted by its common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors (expected life). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, and changes in the subjective assumptions can materially affect the estimated fair value, in the Company’s opinion, the existing Black-Scholes option-pricing model may not provide an accurate measure of the fair value of employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the first quarter of 2006 included a combination of payment awards granted prior to January 1, 2006 and payment awards granted subsequent to January 1, 2006. In conjunction with the adoption of SFAS No. 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the first quarter of fiscal 2006 includes the impact of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to 2006, the Company accounted for forfeitures as they occurred. Stock options granted in periods prior to 2006 were measured based on SFAS No. 123 criteria, whereas stock options granted subsequent to January 1, 2006 were measured based on SFAS No. 123R criteria.
     Employee stock option valuation assumptions
     The weighted-average grant-date fair value of employee stock options granted was $2.61 per share and $2.34 per share during the three months ended March 31, 2006 and 2005, respectively. The fair value of the employee stock options were determined by using the Black-Scholes option-pricing model with the following assumptions:

Three months ended March 31,	2006	2005*

Expected life (years)	5.98 - 7.00	5.17 – 6.94

Risk-free interest	4.83%	3.88%

Expected volatility	72%	93%

Expected dividend yield	0.0%	0.0%

*	The weighted average assumptions for the three months ended March 31, 2005 were determined in accordance with SFAS No. 123.
     The Company’s weighted average assumptions during the three months ended March 31, 2006 were determined in accordance with SFAS No. 123R and are further discussed below.
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and was derived based on an evaluation of the Company’s historical settlement trends, including an evaluation of historical exercise and expected post-vesting employment-termination behavior. The expected life of employee stock options impacts all underlying assumptions used in the Company’s Black-Scholes option-pricing model, including the period applicable for risk-free interest and expected volatility.
     The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options.
     The Company’s expected volatility is calculated using historical volatility data which is estimated to be representative of the Company’s future volatility over the expected life of the Company’s employee stock options.
     The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.
     The adoption of SFAS No. 123R did not impact the Company’s methodology to estimate the fair value of share-based payment awards under the Company’s ESPP. The grant-date fair value of each employee stock purchase share was $1.35 per share and $1.18 per share during the three months ended March 31, 2006 and 2005, respectively. The following assumptions were utilized to determine the fair value of the Company’s ESPP shares:

Three months ended March 31,	2006	2005

Expected life (years)	0.5	0.5

Risk-free interest	4.69%	3.17%

Expected volatility	44%	77%

Expected dividend yield	0.0%	0.0%
     Impact of adoption of SFAS No. 123R
     The components of the Company’s actual and pro forma stock-based compensation expense and the impact to earnings (loss) per share are summarized below:

	Actual	Pro Forma
Three months ended March 31,	2006	2005 (1)

Employee stock options	$2,420	$3,308
Employee stock purchase	616	1,043
Other (2)	318	—

Less: amounts capitalized in inventory (3)	(396)	N/A

	$2,958	$4,351

Impact to basic net income (loss) per share	$0.01	$0.01

Impact to diluted net income (loss) per share	$0.01	$0.01

(1)	Stock-based compensation for the three months ended March 31, 2005 was calculated based on the pro forma application of SFAS No. 123, and was not included in the Condensed Consolidated Statements of Operations.

(2)	During the three months ended March 31, 2006, the Company recognized additional stock-based compensation expense due to modifications to two employees’ stock options resulting from change in employment status (primarily termination of employment).

(3)	Approximately $396 of stock-based compensation was capitalized in inventory at March 31, 2006.
     SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock compensation charge incurred during the three months ended March 31, 2006 as the Company believes it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

     The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123R for the three months ended March 31, 2006 which was recorded as follows:

Three months ended March 31,	2006
Cost of revenues	$259

Research and development	1,095

Selling, general and administrative	1,604

Total stock-based compensation expense related to employee stock options and employee stock purchases, pre-tax	2,958

Tax benefit	—

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$2,958

     The table below reflects pro forma net loss and net loss per share for the three months ended March 31, 2005:

Three months ended March 31,	2005
Net loss excluding stock based compensation (1)	$(43,021)
Stock-based compensation expense related to employee stock options and employee stock purchases based on fair value, net of tax effects (2)	(4,351)

Net loss, including the effect of stock-based compensation expense (3)	$(47,372)

Basic and diluted net loss per share as reported	$(0.09)
Basic and diluted net loss per share as reported for the prior period — pro forma (3)	$(0.10)

(1)	Net loss and net loss per share for the period ended March 31, 2005 did not include stock-based compensation for employee stock options and employee stock purchases under SFAS No. 123 because the Company did not adopt the recognition provisions of SFAS No. 123.

(2)	Stock-based compensation for the period ended March 31, 2005 is calculated based on the pro forma application of SFAS No. 123.

(3)	Net loss and net loss per share for the period ended March 31, 2005 represents the pro forma information based on SFAS No. 123.

     As of March 31, 2006, total compensation cost related to unvested stock options not yet recognized was $13,333 and is expected to be recognized over approximately the next 24 months.
     Recent Accounting Pronouncements
SFAS No. 154
     In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective application requirement replaces APB No 20’s (“Accounting Changes”) requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The Company adopted this standard in the quarter ended March 31, 2006 and the adoption will only impact the Consolidated Financial Statements in periods in which a change in accounting principle is made.
SFAS No. 151
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“ARB No. 43, Chapter 4”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred beginning in 2006. Earlier application is permitted. The provisions of SFAS No. 151 should be applied prospectively. The adoption of this statement in the quarter ended March 31, 2006 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
2. Short-Term Investments
     Short-term investments as of March 31, 2006 and December 31, 2005 are primarily comprised of United States of America (“U.S.”) and foreign corporate debt securities, U.S. government and municipal agency debt securities and commercial paper.

     All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders’ equity on the Company’s Condensed Consolidated Balance Sheets and as a component of other comprehensive income (loss). Realized gains and losses are recorded based on the specific identification method. For the three months ended March 31, 2006 and 2005, there were no net realized gains or losses on short-term investments. The carrying amount of the Company’s investments is shown in the table below:

	March 31, 2006		December 31, 2005
	Book	Market	Book	Market
	Value	Value	Value	Value

U.S. Government obligations	$2,887	$2,880	$884	$880
State and municipal securities	4,950	4,950	4,950	4,950
Corporate equity securities	60	1,193	—	—
Corporate debt securities and other obligations	44,956	45,751	41,256	42,102

	52,853	54,774	47,090	47,932
Unrealized gains	2,044	—	871	—
Unrealized losses	(123)	—	(29)	—

Net unrealized gains	1,921	—	842	—

Total	$54,774	$54,774	$47,932	$47,932

     Contractual maturities (at book value) of available-for-sale debt securities as of March 31, 2006, were as follows:

Due within one year	$11,115
Due in 1-5 years	9,000
Due in 5-10 years	3,594
Due after 10 years	29,084

Total	$52,793

     Atmel has classified all investments with maturity dates of 90 days or more as short term since it has the ability to redeem them within the year.
     The following table shows the gross unrealized losses and fair value of the Company’s investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category as of March 31, 2006:

	Less than 12 months		Greater than 12 months
	Fair	Unrealized	Fair	Unrealized
	Value	losses	Value	losses

U.S. government and agency securities	$1,885	$(2)	$—	$—
Corporate debt securities	9,100	(33)	3,506	(88)

Total	$10,985	$(35)	$3,506	$(88)

     The Company considers the unrealized losses in the table above to not be “other than temporary” due primarily to their nature, quality and short term holding period.
3. Intangible Assets
     Intangible assets as of March 31, 2006 consisted of the following:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets

Core / Licensed Technology	$88,259	$(78,152)	$10,107
Non-Compete Agreement	306	(306)	—
Patents	1,377	(1,083)	294

Total Intangible Assets	$89,942	$(79,541)	$10,401

     Intangible assets as of December 31, 2005, consisted of the following:

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets

Core / Licensed Technology	$87,679	$(76,318)	$11,361
Non-Compete Agreement	306	(306)	—
Patents	1,377	(968)	409

Total Intangible Assets	$89,362	$(77,592)	$11,770

     Intangible amortization expense for the three months ended March 31, 2006, and March 31, 2005, totaled $1,578 and $2,667, respectively. The following table presents the estimated future amortization of net intangible assets:

Amount
2006 (April 1 through December 31)	$4,607
2007	4,647
2008	1,038
2009	88
2010	21

Total estimated future amortization	$10,401

4. Borrowing Arrangements
     Information with respect to Atmel’s debt and capital lease obligations is shown in the following table:

	March 31, 2006	December 31, 2005

Various interest-bearing notes	$87,847	$97,070
Bank lines of credit	40,000	40,000
Convertible notes	144,384	142,696
Capital lease obligations	93,809	108,221

	366,040	387,987
Less amount due within one year	(248,868)	(254,508)

Long-term debt due after one year	$117,172	$133,479

Maturities of the debt and capital lease obligations are as follows:

	Convertible
	Notes	Other	Total

2006 (April 1 through December 31)	$145,208	$91,157	$236,365
2007	—	99,967	99,967
2008	335	25,321	25,656
2009	—	5,697	5,697
2010	—	4,613	4,613
Thereafter	—	6,589	6,589

	145,543	233,344	378,887
Less amount representing interest	(1,159)	(11,688)	(12,847)

Total	$144,384	$221,656	$366,040

     On March 15, 2006, the Company entered into a five-year asset-backed facility for up to $165,000 (“Facility”) with certain European lenders. This Facility is secured by the Company’s non-U.S. trade receivables. On March 31, 2006, the amount available to the Company under this Facility was approximately $130,000, based on eligible non-U.S. trade receivables. All non-U.S. accounts receivable balances secure amounts borrowed. Borrowings under the Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2% per annum or at the facility agent’s reference rate, while the undrawn portion is subject to a commitment fee of 0.375% per annum. The terms of the Facility subject the Company to certain financial and other covenants and cross-

default provisions. As of March 31, 2006, there were no amounts outstanding under this Facility and the Company was in compliance with the Facility’s covenants.
     In June 2005, the Company entered into a euro 43,156 ($52,237) term loan agreement with a domestic bank. The interest rate is fixed at 4.10%. The Company has pledged certain manufacturing equipment as collateral. The loan is required to be repaid in equal installments of euro 3,841($4,649) per calendar quarter commencing on September 30, 2005, with the final payment due on June 28, 2008. As of March 31, 2006, $39,817 of the loan was outstanding and was classified as an interest-bearing note.
     In February 2005, the Company entered into an equipment financing arrangement in the amount of euro 40,685 ($54,005) which is repayable in quarterly installments over three years. The stated interest rate is based on 90-day euro Interbank Offered Rate (“EURIBOR”) plus 2.25%. This equipment financing is collateralized by the financed assets. As of March 31, 2006, the balance outstanding under the arrangement was $33,584 and was classified as a capital lease.
     In September 2005, the Company obtained a $15,000 term loan with a domestic bank. This term loan matures in September 2008. The interest rate on this term loan is based on LIBOR plus 2.25%. In December 2004, the Company had obtained a term loan with the same domestic bank in the amount of $20,000. Concurrent to this, the Company established a $25,000 revolving line of credit with this domestic bank. Both the term loan and the revolving line of credit mature in December 2007. The interest rate on the revolving line of credit is determined by the Company and must be either the domestic bank’s prime rate or LIBOR plus 2%. The interest rate on the term loan is EURIBOR plus 2.0%. All U.S. domestic account receivable balances secure amounts borrowed. The revolving line of credit and both term loans require the Company to meet certain financial ratios and to comply with other covenants on a periodic basis. The Company was in compliance with these covenants as of March 31, 2006. As of March 31, 2006, the full amount of the revolving line of credit was outstanding and $23,153 of the term loans was outstanding.
     In September 2004, the Company entered into a euro 32,421 ($40,274) loan agreement with a European bank. The loan is to be repaid in equal principal installments of euro 970 ($1,205) per month plus interest on the unpaid balance, with the final payment due on October 1, 2007. The interest rate is fixed at 4.85%. The Company has pledged certain manufacturing equipment as collateral. This note requires Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis. As of March 31, 2006, $21,445 of the loan was outstanding and was classified as an interest-bearing note. The Company was in compliance with the covenants as of March 31, 2006.
     In June 2003, the Company entered into a $15,000 revolving line of credit with a domestic bank. The full amount of the line of credit is currently outstanding, the final maturity date of which is June 25, 2006. The amount is due upon demand and is classified within the current portion of long term debt on the Condensed Consolidated Balance Sheets. The interest rate is 3.05% and is based on the LIBOR plus a spread of 1.25%. The spread is based on the level of borrowings under the revolving line of credit and can range from 1.25% to 5%. The Company has pledged certain marketable securities as collateral. At March 31, 2006, the fair market value of these marketable securities was $54,774.

     Approximately $112,916 of the Company’s total debt obligations have cross-default provisions. As of March 31, 2006, the Company was in compliance with the provisions associated with the terms of the cross default.
     In April 1998, the Company completed a sale of zero coupon subordinated convertible notes, due 2018, which raised $115,004. On April 21, 2003, the Company paid $134,640 in cash to those note-holders of the 2018 convertible notes that submitted these notes for redemption. Notes with an accreted value of $299 as of March 31, 2006 were not submitted for redemption and remain outstanding. The 2018 convertible notes are convertible at any time, at the option of the holder, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount. The effective interest rate of the notes is 5.5% per annum. At any time, the Company has the option to redeem these notes for cash, in whole at any time or in part from time to time at redemption prices equal to the issue price plus accrued interest. At the option of the holders on April 21, 2008, and 2013, the Company may be required to repurchase the notes at prices equal to the issue price plus accrued original issue discount through date of repurchase. The Company may elect to pay the repurchase price in cash, in shares of common stock or in any combination of the two.
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
     In December 2005, the Company repurchased a portion of these notes for an aggregate purchase price of $81,250 (including commissions) in privately negotiated transactions. At the time of purchase, the notes had an accreted value of $80,994. As of March 31, 2006, the accreted value of the outstanding portion was $144,085.
     In May 2006, the balance of the 2021 convertible notes is expected to be redeemed by bond holders for approximately $145,000. The Company has notified the holders of its 2021 convertible notes of their right to require the Company to redeem such notes.
     The Company’s remaining $63,657 in outstanding debt obligations are comprised of $60,225 in capital leases and $3,432 of various other interest bearing notes. Included within the outstanding debt obligations are $30,659 of variable rate debt obligations where the interest rates are based on either the LIBOR plus a spread ranging from 1.75% to 2.38% or the short-term EURIBOR plus a spread ranging from 0.90% to 1.23%; the remaining $32,998 are fixed borrowing arrangements where the interest rates range from 0.34% to 9.08%.
     The Company believes that its existing balance of cash, cash equivalents and short term investments, together with cash flow from operations, equipment lease financing, and other short and medium-term bank borrowings, will be sufficient to meet its liquidity and capital requirements over the next twelve months.

5. Retirement Plans
     The Company sponsors defined benefit pension plans that cover substantially all French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The plans are non-funded. Pension liabilities and charges to expense are based upon various assumptions, updated quarterly, including discount rates, future salary increases, employee turnover, and mortality rates. Retirement Plans consist of two types of plans. The first plan type provides for termination benefits paid to employees only at retirement, and consists of approximately one to five months of salary. This structure covers primarily the Company’s French employees. The second plan type provides for defined benefit payouts for the employee’s remaining post-retirement life, and covers primarily the Company’s German employees. The components of the aggregate net pension cost relating to the two plan types are as follows:

	Three Months Ended March 31,
	2006	2005

Service cost-benefits earned during the period	$727	$619
Interest cost on projected benefit obligation	574	554
Amortization of net actuarial loss	134	31

Net pension cost	$1,435	$1,204

     The Company made $933 in benefit payments during the three months ended March 31, 2006.
     With respect to the Company’s unfunded plans in Germany, an increase in the discount rate led to an overall decrease in the pension liability of $1,404 which is included as a component of the Company’s stockholders equity in the Condensed Consolidated Balance Sheets as of March 31, 2006.
6. Restructuring Charges and Loss on Sale
     2005 Restructuring Charges
     Beginning in the third quarter of 2005, the Company began to implement cost reduction initiatives to further align its cost structure to industry conditions, targeting high labor costs and excess capacity. Pursuant to this, during 2005, the Company recorded a restructuring charge and loss on the sale of its Nantes fabrication facility of $18,209. These charges consisted of the following:
     • $5,010 in one-time involuntary termination severance benefits costs related to the termination of 196 employees primarily in manufacturing, research and development and administration
     • $2,614 of building and improvements were removed from operations and written down to zero following relocation of certain manufacturing activities to Asia

     • $10,585 associated with the loss on the sale of the Company’s Nantes fabrication facility, including the cost of transferring 319 employees to the buyer
     2006 Restructuring Charges
     During the quarter ended March 31, 2006, the Company incurred $202 in additional restructuring charges primarily comprised of severance and one-time termination benefits. The Company may incur additional restructuring costs, such as employee termination costs, losses on the sale of assets, costs for relocating manufacturing, and other restructuring related costs.
     The following table summarizes the activity related to the restructuring accrual during the year ended December 31, 2005 and the three months ended March 31, 2006:

	January 1, 2005		Non-cash			December 31, 2005
	accrual	Charges	charges	Reversals	Payments	accrual

Third quarter of 2002
Termination of contract with supplier	10,919	—	—		(1,086)	9,833
Third quarter of 2005						—
Employee termination costs	—	2,785	—	(189)	(1,067)	1,529
Fourth quarter of 2005						—
Nantes manufacturing facility sale	—	10,585	(1,454)	—	(7,821)	1,310
Employee termination costs	—	2,225	—	—	(1,082)	1,143
Asset disposals	—	2,614	(2,614)	—	—	—

Total	$10,919	$18,209	$(4,068)	$(189)	$(11,056)	$13,815

	January 1, 2006		Non-cash			March 31, 2006
	accrual	Charges	charges	Reversals	Payments	accrual

Third quarter of 2002
Termination of contract with supplier	9,833	—	—	—	(217)	9,616
Third quarter of 2005
Employee termination costs	1,529	—	—	—	(303)	1,226
Fourth quarter of 2005
Nantes manufacturing facility sale	1,310	—	—	—	(873)	437
Employee termination costs	1,143		—	—	(1,090)	53
First quarter of 2006
Employee termination costs	—	202	—	—	(5)	197

Total	$13,815	$202	$—	$—	$(2,488)	$11,529

     In conjunction with the Company’s restructuring efforts in the third quarter of 2002, the Company incurred a $12,437 charge related to the termination of a contract with a supplier. The charge was estimated using the present value of the future payments which totaled approximately $18,112 at the time. At March 31, 2006, the remaining restructuring accrual was $9,616 and will be paid over the next 8 years. The current balance is recorded with current liabilities in accrued and other liabilities on the Condensed Consolidated Balance Sheets. The long-term balance is recorded in other long-term liabilities on the Condensed Consolidated Balance Sheets.
     The remaining unpaid restructuring costs as of March 31, 2006, other than those related to the charge incurred during the third quarter of 2002, are expected to be paid by

March 31, 2007 and are recorded in current liabilities within accrued and other liabilities on the Condensed Consolidated Balance Sheets.
7. Accumulated Other Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss) for Atmel arises from foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains (losses) on investments and unrealized gains (losses) on derivative instruments designated as cash flow hedges.
     The components of accumulated other comprehensive income at March 31, 2006, and December 31, 2005, are as follows:

	March 31,	December 31,
	2006	2005
Foreign currency translation	$159,604	$140,217
Minimum pension liability adjustments	(1,243)	(2,647)
Unrealized gains on investments	1,921	842

Accumulated other comprehensive income	$160,282	$138,412

     The components of comprehensive income (loss) for the three months ended March 31, 2006 and 2005, are as follows:

	Three Months ended
	March 31,
	2006	2005
Net income (loss)	$9,634	$(43,021)
Other comprehensive income (loss):
Foreign currency translation adjustments	19,387	(49,155)
Minimum pension liability adjustment	1,404	—
Unrealized loss on derivative instruments	—	(7,835)
Unrealized gain on investments	1,079	42

Other comprehensive income (loss)	21,870	(56,948)

Comprehensive income (loss)	$31,504	$(99,969)

8. Net Income (Loss) Per Share
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
     A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows:

Three Months Ended March 31,	2006	2005

Basic and diluted net income (loss)	$9,634	$(43,021)

Shares used in basic net income (loss) per share calculations	485,575	479,609
Incremental common shares attributable to exercise of outstanding options	5,244	—

Shares used in diluted net income (loss) per share calculations	490,819	479,609

Basic net income (loss) per share	$0.02	$(0.09)
Diluted net income (loss) per share	$0.02	$(0.09)
     The following table summarizes antidilutive securities which were not included in the “Weighted-average shares – diluted” calculation for the three months ended March 31, 2006 and 2005:

Three Months Ended March 31,	2006	2005

Total employee stock options outstanding	29,258	31,333
Incremental common shares attributable to exercise of outstanding options included in diluted calculation	(5,244)	—

Employee stock options excluded from per share calculation	24,014	31,333
Common Stock equivalent shares associated with:
Convertible notes due 2018	5	5
Convertible notes due 2021	6,245	9,357

Total shares excluded from diluted per share calculation	30,264	40,695

     The calculation of dilutive or potentially dilutive common shares related to the Company’s convertible securities considers the conversion features associated with these securities, as at the option of the holders, the 2018 and 2021 convertible notes are convertible at any time, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount and 22.983 shares per $1 (one thousand dollars) principal amount, respectively (further discussed in Note 4). In this scenario, the “if converted” calculations are based upon the average outstanding convertible note balance for the last 3 months and the respective conversion ratios.

     As disclosed in Note 4, the convertible bond holders have the right to put the convertible notes back to the Company at specific future dates, in which case the Company may elect to settle the convertible notes into common stock or cash. In accordance with EITF Topic D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share”, the calculation of the number of common stock equivalent shares associated with the convertible notes would assume that the notes will be settled in common stock at the then fair value. As a result, the number of common stock equivalent shares associated with convertible notes would be computed by dividing the total outstanding balance (principal plus interest) of the convertible notes by the closing sales price of the Company’s common stock for the applicable period.
     Assuming the Company would repurchase the convertible notes on March 31, 2006 and 2005 using only common stock valued at the weighted-average closing sales price of the Company’s common stock for the related periods and no cash, this would result in 30,590 and 73,280 in antidilutive shares, for the periods ended March 31, 2006 and 2005, respectively. In the event the Company elects to settle the convertible notes in common stock, the actual conversion price will depend on future market conditions.
9. Interest and Other Expenses, Net
     Interest and other expenses, net, is summarized in the following table:

	Three months ended
	March 31,
	2006	2005

Interest and other income	$5,427	$1,701
Interest expense	(6,199)	(6,068)
Foreign exchange transaction gains (losses)	(5,603)	444

Total	$(6,375)	$(3,923)

10. Income Taxes
     For the three months ended March 31, 2006, the Company recorded an income tax expense of $7,606, compared to an income tax expense of $5,063 for the three months ended March 31, 2005.
     The provision for income taxes for these periods relates to certain profitable foreign subsidiaries as the Company is not recognizing any tax benefits for entities which have year to date losses and full valuation allowances provided against their related deferred tax assets. As a result, the provision for income taxes was at a higher effective rate than the Company expected if all entities were profitable.
11. Operating and Geographical Segments
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
Information about Reportable Segments

		Micro-	Nonvolatile	RF and
	ASIC	controllers	Memories	Automotive	Total

Three months ended March 31, 2006:
Net revenues from external customers	$153,786	$97,268	$95,630	$90,100	$436,784
Segment income (loss) from operations	(9,459)	15,535	9,252	8,489	23,817
Three months ended March 31, 2005:
Net revenues from external customers	$150,151	77,625	99,686	92,315	$419,777
Segment income (loss) from operations	(35,328)	11,577	(7,753)	(2,531)	(34,035)

Reconciliation of segment information to Condensed Consolidated Statements of Operations

Three months ended March 31,	2006	2005
Total segment income (loss) from operations	$23,817	$(34,035)
Unallocated amounts:
Restructuring charges	(202)	—

Consolidated income (loss) from operations	$23,615	$(34,035)

     Geographic sources of revenues for each of the three months ended March 31, 2006 and 2005 were as follows (revenues are attributed to countries based on delivery locations):

	Three months ended
	March 31,
	2006	2005

United States	$70,381	$53,961
Germany	51,239	44,899
France	46,240	40,840
UK	6,274	9,750
Japan	14,806	12,296
China including Hong Kong	85,251	86,472
Singapore	61,990	68,025
Rest of Asia-Pacific	50,050	52,498
Rest of Europe	46,379	44,751
Rest of the World	4,174	6,285

Total net revenues	$436,784	$419,777

     Locations of long-lived assets as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

United States	$229,046	$240,131
Germany	23,046	19,736
France	313,465	325,246
UK	286,169	294,381
Japan	189	191
China including Hong Kong	689	709
Singapore	—	—
Rest of Asia-Pacific	11,508	11,708
Rest of Europe	9,774	10,310
Rest of the World	—	—

Total long lived assets	$873,886	$902,412

Unallocated intangible and other assets	25,074	26,228

Total long term assets	$898,960	$928,640

12. Commitments and Contingencies
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
     The Company currently is a party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations and financial position of the Company. The estimate of the potential impact on the Company’s financial position or overall results of operations or cash flow for the legal proceedings described below could change in the future. The Company has accrued for all losses related to litigation that the Company considers probable and the loss can be reasonably estimated.
     Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by Atmel. The complaint sought unspecified damages, costs and attorneys’ fees. Atmel disputed Agere’s claims. A jury trial for this action commenced on March 1, 2005 and on March 22, 2005, the jury found Agere’s patents invalid. Subsequently, a retrial on one of the patents was granted. While the March 22, 2005 decision is appealable, there can be no appeal until resolution of the retrial.
Warranty Liability:
     The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The majority of products are generally covered by a warranty typically ranging from 90 days to two years.
     The following table summarizes the activity related to the product warranty liability during the three months ended March 31, 2006 and 2005:

	2006	2005
Balance at beginning of period	$8,736	$10,495
Accrual for warranties during the period	1,892	1,607
Change in accrual relating to preexisting warranties (including change in estimates)	(410)	(702)
Settlements made (in cash or in kind) during the period	(1,757)	(1,776)

Balance at end of period	$8,461	$9,624

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
Capital Purchase Commitments:
     At March 31, 2006, the Company had outstanding commitments for purchases of capital equipment of $7,760 which are expected to be delivered over the next several quarters.
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations
     You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2005.
Forward Looking Statements
     You should read the following discussion of our financial condition and results of operations in conjunction with our Condensed Consolidated Financial Statements and the related “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2006, the effect of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) on our consolidated financial results, our anticipated operating expenses and liquidity, the effect of our restructuring efforts and our expectations regarding the effects of exchange rates. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, and in Item 1A – Risk Factors, and elsewhere in this Form 10-Q and similar discussions in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-Q.
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
     Net revenues during the three months ended March 31, 2006, increased by 4%, or $17 million, to $437 million as compared to $420 million for the three months ended March 31, 2005, primarily due to growth in our ASIC (2%) and Microcontroller (25%) segments, partially offset by declines in our Nonvolatile Memory (4%) and RF and Automotive segments (2%). The increase in our ASIC segment revenues was due to strong demand for imaging sensor products; while the significant increase in our Microcontroller segment was driven by higher AVR unit shipments. We continued to gain market acceptance for our AVR products and have allocated more of our fabrication capacity to meet increased demand. The decline in both our Nonvolatile Memory and RF and Automotive segments was primarily due to lower shipment volumes, primarily for Flash memory products.
     During the three months ended March 31, 2006, gross margin increased to 32%, compared to 21% for the three months ended March 31, 2005, primarily due to increased AVR product sales, cost reduction actions for Smartcard products, lower depreciation costs, and a favorable impact from costs denominated in foreign currencies due to the strengthening of the U.S. dollar. During the three months ended March 31, 2006, changes in foreign exchange rates had a significant impact on net revenues and operating costs. Had average exchange rates during the three months ended March 31, 2006 remained the same as the average exchange rate in effect during the same period of 2005, our reported revenues would have been $11 million higher, while our operating expenses would have been approximately $25 million higher (relating to cost of revenues of $18 million, research and development expenses of $5 million and sales, general and administrative expenses of $2 million). The net effect resulted in an increase to income from operations of $14 million as a result of more favorable exchange rates in effect for the period ended March 31, 2006 compared to the average exchange rates in effect during the same period of 2005.
     During the three month ended March 31, 2006, we had income from operations of $24 million, compared to a loss from operations of $34 million for the three months ended March 31, 2005. The change from the prior period resulted primarily from higher revenues, lower manufacturing costs, and a benefit from more favorable foreign exchange rates. Furthermore, during the quarter, we continued to make progress in optimizing our business operations by reducing costs in our manufacturing plants and continuing efforts to outsource the wafer production of several product lines.
     During the three months ended March 31, 2006, we generated positive cash flow from operations and continued to strengthen our liquidity position. At March 31, 2006, our cash, cash equivalents and short term investments totaled $398 million, up from $348 million at December 31, 2005, while total indebtedness decreased to $366 million at March 31, 2006 from $388 million at December 31, 2005.
RESULTS OF OPERATIONS

Three Months Ended March 31,	2006		2005
	(amounts in millions and as a percent of net revenues)
Net revenues	$436.8	100.0%	$419.8	100.0%
Gross profit	141.7	32.4%	87.0	20.7%
Research and development expenses	70.7	16.2%	68.7	16.4%
Selling, general & administrative expenses	47.2	10.8%	52.3	12.5%
Restructuring charges	0.2	—	—	—

Income (loss) from operations	$23.6	5.4%	$(34.0)	(8.1%)

Net Revenues
     Net revenues during the three months ended March 31 2006, increased 4%, or $17 million, to $437 million as compared to $420 million for the three months ended March 31, 2005, primarily due to a 2% growth in our ASIC segment and a 25% growth in our Microcontrollers segment, partially offset by declines of 4% in our Nonvolatile Memory segment and 2% in our RF and Automotive segment. The increase in our ASIC segment revenues was due to strong demand for imaging sensor products; while the significant increase in our Microcontroller segment was driven by higher AVR unit shipments. We continued to gain market acceptance for our AVR products and have allocated more of our fabrication capacity to meet increased demand. The decline in both our Nonvolatile Memory and RF and Automotive segments was primarily due to lower shipment volumes, primarily for Flash memory products.

Net Revenues — By Operating Segment
     Our net revenues by segment for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 are summarized as follows (in thousands):

	Three Months Ended	Three Months Ended
Segment	March 31, 2006	March 31, 2005	Change	% Change

ASIC	$153,786	$150,151	$3,635	2%
Microcontroller	97,268	77,625	19,643	25%
Nonvolatile Memory	95,630	99,686	(4,056)	(4%)
RF and Automotive	90,100	92,315	(2,215)	(2%)

Net revenues	$436,784	$419,777	$17,007	4%

ASIC
     ASIC segment revenues increased by 2% or $4 million to $154 million for the three months ended March 31, 2006, as compared with the three months ended March 31, 2005. The first quarter of 2006 saw higher unit shipments, partially offset by lower average selling prices. The majority of this growth came from a $9 million increase in revenue from Imaging products, offset by a $4 million decrease in Smartcard revenues. Smartcard shipments were impacted by a shift in mix to sales of higher margin products with lower volumes.
Microcontroller
     Microcontroller segment revenues increased by 25% or $19 million to $97 million for the three months ended March 31, 2006 as compared to $78 million for the three months ended March 31, 2005. The increase in segment revenues is primarily attributable to a $23 million increase in revenue from our proprietary AVR products. The microcontroller market is expanding, and we continue to gain market acceptance for our proprietary 8-bit AVR microcontrollers. Orders increased significantly beginning in the second half of 2005 following significant design win activity among our customer base. In order to meet increasing customer demand, we have increased both our fabrication capacity as well as assembly and test capacity.
Nonvolatile Memory
     Nonvolatile Memory segment revenues decreased by 4% or $4 million to $96 million for the period ended March 31, 2006 as compared to $100 million for the period ended March 31, 2005. The decrease during this period is primarily due to reduced unit volumes for Flash memory products. As nonvolatile memory products are commodity oriented, they are also subject to greater declines in average selling prices than products in our other segments. Competitive pressures and rapid obsolescence of products are among several factors causing continued pricing declines. Conditions in this segment are expected to remain challenging for the foreseeable future. In an attempt to mitigate the pricing fluctuations in this market, we have shifted our focus away from parallel Flash products, which tend to experience greater average sales price fluctuations, to other serial-based nonvolatile memory products.

RF and Automotive
     RF and Automotive segment revenues decreased by 2% or $2 million to $90 million for the three months ended March 31, 2006, as compared to $92 million for the three months ended March 31, 2005. This decrease is primarily due to a $4 million decrease in revenue from RF BiCMOS foundry products, offset by a $1 million increase in revenue from Audio Radio products.
Net Revenues — By Geographic Area
Our net revenues by geographic areas for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 are summarized as follows (revenues are attributed to countries based on delivery locations):

	Three Months Ended	Three Months Ended
Region	March 31, 2006	March 31, 2005	Change	% Change

United States	$70,381	$53,961	$16,420	30%
Europe	150,132	140,240	9,892	7%
Asia	212,097	219,291	(7,194)	(3%)
Other *	4,174	6,285	(2,111)	(34%)

Total Net Revenues	$436,784	$419,777	$17,007	4%

*	Primarily includes Philippines, South Africa, and Central and South America
     Sales outside the United States accounted for 84% of our net revenues for the three months ended March 31, 2006, as compared to 87% of our net revenues for the three months ended March 31, 2005.
     Our sales in the United States increased by $16 million, or 30% for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily due to higher volume shipments.
     Our sales to Europe increased $10 million or 7% for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, due to higher volume shipments partially offset by a decrease in the value of the euro relative to the U.S. dollar.
     Our sales to Asia decreased $7 million, or 3% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, primarily due to lower average selling prices.
Stock-Based Compensation Expense
     On January 1, 2006 we adopted SFAS No. 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. Stock-based compensation expense recognized under SFAS No.123R for the three months ended March 31, 2006 was $3 million which consisted of stock-based compensation expense related to employee stock options ($2 million) and ESPP and other stock-based compensation ($1 million).
     In conjunction with the adoption of SFAS No. 123R, we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the first quarter of fiscal 2006 includes the impact of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to 2006, we accounted for forfeitures as they occurred.
     The weighted-average grant-date fair value of employee stock options granted was $2.61 per share and $2.34 per share during the three months ended March 31, 2006 and 2005, respectively. The fair value of the employee stock options were determined by using the Black-Scholes option-pricing model with the following assumptions:

Three months ended March 31,	2006	2005*

Expected life (years)	5.98 - 7.00	5.17 – 6.94

Risk-free interest	4.83%	3.88%

Expected volatility	72%	93%

Expected dividend yield	0.0%	0.0%

*	The weighted average assumptions for the three months ended March 31, 2005 were determined in accordance with SFAS No. 123.
     Our weighted average Black-Scholes fair value model assumptions during the three months ended March 31, 2006 were determined in accordance with SFAS No. 123R and are further discussed below.
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and was derived based on an evaluation of our employees historical settlement trends, including an evaluation of historical exercise and expected post-vesting employment-termination behavior. The expected life of employee stock options impacts all underlying assumptions used in the Black-Scholes option-pricing model, including the period applicable for risk-free interest and expected volatility.
     The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of our employee stock options.

     Our expected volatility is calculated using historical volatility data which is estimated to be representative of our future volatility over the expected life of our employee stock options.
     The dividend yield assumption is based on our history and expectation of future dividend payouts.
     The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123R for the three months ended March 31, 2006 which was allocated as follows:

Three months ended March 31,	2006

Cost of revenues	$259

Research and development	1,095

Selling, general and administrative	1,604

Total stock-based compensation expense related to employee stock options and employee stock purchases, pre-tax	2,958

Tax benefit	—

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$2,958

     We estimate that income from operations in the year ending December 31, 2006 will be reduced by stock-based compensation expense ranging from $11 million to $13 million due to the adoption of SFAS No. 123R.
     See Note 1 of Notes to Condensed Consolidated Financial Statements for additional information regarding the impact of SFAS No. 123R.
Revenues and Costs – Impact from Changes to Foreign Exchange Rates
     During the three months ended March 31, 2006, approximately 24% of net revenues were denominated in foreign currencies, primarily the euro. During the three months ended March 31, 2005, sales denominated in foreign currencies were approximately 23% of net revenues. Sales in euros amounted to 23% and 22% of net revenues for the three months ended March 31, 2006 and 2005, respectively. Sales in Japanese yen accounted for 1% of net revenues for both the three months ended March 31, 2006, and March 31, 2005.
     During the three months ended March 31, 2006, changes in foreign exchange rates, primarily the strengthening of the U.S. dollar against the euro had a significant impact on net revenues and operating costs. Had average exchange rates during the three months ended March 31, 2006 remained the same as the average exchange rates in effect for the three months ended March 31, 2005, our reported net revenues in the three months ended March 31, 2006 would have been approximately $11 million higher. However, our foreign currency expenses exceed foreign currency revenues. During the three months ended March 31, 2006, approximately 55% of our costs were denominated in foreign currencies, primarily the euro. Had average exchange rates during the three months ended March 31, 2006, remained the same as the average exchange rates in effect for the three months ended March 31, 2005, our operating expenses for the three months ended March 31, 2006, would have been approximately $25 million higher (cost of revenues $18 million; research and development, $5 million; sales, general and administrative, $2 million). The net effect resulted in an increase to income from operations of $14 million as a result of more favorable exchange rates in effect for the period ended March 31, 2006 compared to the average exchange rates in effect during the same period of 2005.
Cost of Revenues and Gross Margin
     Our cost of revenues primarily includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves and freight costs. Our gross margin as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.
     Gross margin increased to 32% for the three months ended March 31, 2006, compared to 21% for the three months ended March 31, 2005. The 11% increase in gross margin is due to improved product mix, lower manufacturing costs, lower depreciation expense and a more favorable euro exchange rate, and was partially offset by the inclusion of $0.3 million in stock-based compensation expense related to employee stock options and employee stock purchases in the first quarter of 2006. Had exchange rates for 2006 remained the same as the average exchange rates in effect for 2005, our reported gross margin would have been reduced to 30%.
     In recent periods, average selling prices for some of our semiconductor products have been below manufacturing costs, which has adversely affected our results of operations, cash flows and financial condition. Because inventory reserves are recorded in advance of when written-down inventory is sold, subsequent gross margins in the period of sale may be higher than they would be absent the effect of the previous write-downs. Our excess and obsolete inventory write-offs taken in prior periods relate to all of our product categories, while lower-of-cost market reserves relate primarily to our nonvolatile memory products and Smart Card IC products. There were no significant inventory reserve adjustments during the first quarter of 2006.
     We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a reduction to cost of revenues for such grants of $2 million and $4 million during the three months ended March 31, 2006 and 2005, respectively.
Research and Development
     Research and Development (“R&D”) expenses during the three months ended March 31, 2006, increased $2 million or 3%, to $71 million from $69 million in the three months ended March 31, 2005. Increased spending of $3 million on advanced process technologies for the production of 0.13 and 0.09 micron-technology, $3 million of lower grant benefits as further discussed below, the inclusion of $1 million in stock-based compensation expense in the first quarter of 2006, partially offset by a $5 million favorable impact from exchange rates, resulted in the $2 million increase in R&D expenses during the three months ended March 31, 2006.
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
     We receive R&D grants from various European research organizations, the benefit for which is recognized as an offset to related costs. For the three months ended March 31, 2006, we recognized $4 million in research grant benefits, compared to $7 million recognized for the three months ended March 31, 2005.
Selling, General and Administrative
     Selling, General and Administrative (“SG&A”), expenses decreased 10% or $5 million to $47 million in the three months ended March 31, 2006 from $52 million in the three months ended March 31, 2005. As a percentage of net revenues, SG&A expenses decreased to 11% in the three months ended March 31, 2006 compared to 13% in the three months ended March 31, 2005. The decrease in SG&A expenses in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was due to decreased legal expenses of $3 million, decreased employee salaries and benefits of $2 million, a $2 million favorable effect of foreign exchange rate fluctuations offset by stock based compensation of $2 million.
Restructuring Charges and Loss on Sale
     2005 Restructuring Charges
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

     2006 Restructuring Charges
     During the period ended March 31, 2006, we incurred $0.2 million in additional restructuring charges primarily comprised of severance and one-time termination benefits.
     Unpaid severance benefits from these cost reduction activities are expected to be settled on or before March 31, 2007 and are included within current liabilities in accrued and other liabilities on the Condensed Consolidated Balance Sheets. Relating to restructuring costs incurred, we anticipate gradual savings to reach a quarterly rate of approximately $6 million by the end of the third quarter of 2006.
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
Interest and Other Expenses, Net
     Interest and other expenses, net, increased by $2 million to $6 million for the three months ended March 31, 2006, compared to $4 million for the three months ended March 31, 2005. As a percentage of net revenues, interest and other expenses, net was 1% for both the three months ended March 31, 2006 and 2005. The increase in interest and other expenses, net, is primarily due to foreign exchange losses from the remeasurement of assets and liabilities denominated in currencies other than the respective functional currency partially offset by an increase in interest and other income primarily from the sale of a private equity investment and increased interest income from higher average cash balances.
     Interest rates on our outstanding borrowings did not change significantly in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.
Income Taxes
     For the three months ended March 31, 2006, we recorded an income tax expense of $8 million, compared to an income tax expense of $5 million for the three months ended March 30, 2005.
     The provision for income taxes for these periods relates to certain profitable foreign subsidiaries as we are not recognizing any tax benefits for entities which have year to date losses and full valuation allowances provided against their related deferred tax assets. As a result, the provision for income taxes was calculated at a higher rate than the customary rate expected if all entities were profitable.
Liquidity and Capital Resources
     At March 31, 2006, we had a total of $398 million of cash and cash equivalents and short-term investments compared to $348 million at December 31, 2005. Our current ratio, calculated as total current assets divided by total current liabilities, was 1.7 at March 31, 2006, an increase of 0.1 from 1.6 at December 31, 2005. We continue to generate positive cash flow from operating activities. We have used this cash generated to reduce our net debt obligations by $22 million to $366 million at March 31, 2006 from $388 million at December 31, 2005. Working capital increased by $52 million to $436 million at March 31, 2006, compared to $384 million at December 31, 2005.
     Operating Activities: Net cash provided by operating activities was $83 million in the three months ended March 31, 2006, compared to $44 million in the three months ended March 31, 2005. This increase is a result of improved operating results.
     Accounts payable increased 7% or $9 million primarily due to the timing of payments to our vendors.
     Accounts receivable increased 8% or $18 million to $253 million at March 31, 2006 from $235 million at December 31, 2005. The average days of accounts receivable outstanding (“DSO”) was 52 days at the end of the first quarter of 2006 as compared to 50 days at the end of the fourth quarter of 2005. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures, this could negatively affect our DSO.
     Inventories increased by $7 million or 2% to $317 million at March 31, 2006 from $310 million at December 31, 2005. Average days of sales in inventory decreased to 97 days at March 31, 2006 as compared to 98 days at December 31, 2005. Inventories consist of raw wafers, purchased specialty wafers, work in process, and finished units. Increased shipment levels, higher levels of process complexity, and the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.
     Other current assets decreased by $11 million to $94 million at March 31, 2006 from $105 million at December 31, 2005. This decrease primarily relates to lower receivable balances for VAT.
     Investing Activities: Net cash used for investing activities was $19 million at March 31, 2006 compared to $79 million used at March 31, 2005. During the three months ended March 31, 2006, we continued to make investments in advanced manufacturing processes, and related equipment.
     Financing Activities: Net cash used by financing activities was $22 million at March 31, 2006 compared to net cash provided by financing activities of $23 million at March 31, 2005. We continued to pay down debt, with repayments of principal balances on capital leases and other debt totaling $28 million for the three months ended March 31, 2006, compared to $37 million for the three months ended March 31, 2005.
     We believe that our existing balance of cash, cash equivalents and short term investments, together with cash flow from operations, equipment lease financing, and other short- and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.
     Net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2006 and 2005 included a increase (decrease) of $2 million and ($12) million, respectively, due to the effect of exchange rate changes on cash balances denominated in foreign currencies. These cash balances were primarily held in certain subsidiaries in euro denominated accounts and decreased in value due to the weakening of the euro compared to the U.S. dollar during these periods.
     During 2006, we expect our operations to generate positive cash flow; however, a significant portion of cash will be used to repay debt and make capital investments. In May 2006, the balance of the 2021 convertible notes is expected to be redeemed by bond holders for $145 million (see Note 4 of Notes to Condensed Consolidated Financial Statements for further details). We have notified the holders of our 2021 convertible notes of their right to require us to redeem such notes. Also in June 2006, $15 million of an existing line of credit will come due. We expect that we will have sufficient cash from operations and financing sources to meet all required redemptions and other debt obligations coming due. Currently, we expect our 2006 cash payments for capital expenditures to be approximately $70 million. In 2006 and future years, our capacity to make significant capital investments will depend on our ability to continue to generate substantial cash flow from operations and on our ability to obtain adequate financing.
     On March 15, 2006, we entered into a five-year asset-backed credit facility for up to $165 million (“Facility”) with certain European lenders. This Facility is secured by our non-U.S. trade receivables. On March 31, 2006, the amount available to us under this Facility was $130 million, based on eligible non-U.S. trade receivables. We may borrow under the Facility at an interest rate equal to LIBOR plus 2% per annum or at the facility agent’s reference rate, while the undrawn portion is subject to a commitment fee of 0.375% per annum. The terms of the Facility subject us to certain financial and other covenants and cross-default provisions. As of March 31, 2006, there were no amounts outstanding under this Facility.
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of SFAS No. 123R, there have been no significant changes during the three months ended March 31, 2006 to the items that we had disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

     Stock-Based Compensation:
          Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective application transition method, and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and accordingly, generally recognized compensation expense only when we granted options to non-employees or modified the original terms of options issued to employees.
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions that are uncertain at the time of the estimate, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 1 of Notes to Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.
Recent Accounting Pronouncements
SFAS No. 154
     In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective application requirement replaces APB No 20’s (“Accounting Changes”) requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The Company adopted this standard in the quarter ended March 31, 2006 and the adoption will only impact the Consolidated Financial Statements in periods in which a change in accounting principle is made.

SFAS No. 151
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“ARB No. 43, Chapter 4”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred beginning in 2006. Earlier application is permitted. The provisions of SFAS No. 151 should be applied prospectively. The adoption of this statement in the quarter ended March 31, 2006 did not have a material impact on our Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or Statements of Operations through December 31, 2006. In addition, some of our borrowings are at floating rates, so this would act as a natural hedge.
     We have short-term debt, long-term debt, capital leases and convertible notes totaling approximately $366 million at March 31, 2006. Approximately $232 million of these borrowings have fixed interest rates. We have approximately $134 million of floating interest rate debt, of which $68 million is euro denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.
     The following table summarizes our variable-rate debt exposed to interest rate risk as of March 31, 2006. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

							Total
							Variable-rate
							Debt
							Outstanding at
	Payments due by year						March 31,
	2006*	2007	2008	2009	2010	Thereafter	2006

30 day USD LIBOR weighted average interest rate basis (1) Capital Leases	$3,200	$3,056	$—	$—	$—	$—	$6,256

Total of 30 day USD LIBOR rate debt	$3,200	$3,056	$—	$—	$—	$—	$6,256
60 day USD LIBOR weighted average interest rate basis (1) Revolving Line of Credit Due 2008	$—	$—	$25,000	$—	$—	$—	$25,000

Total of 60 day USD LIBOR rate debt	$—	$—	$25,000	$—	$—	$—	$25,000
90 day USD LIBOR weighted average interest rate basis (1) Capital Leases	$249	$—	$—	$—	$—	$—	$249

Total of 90 day USD LIBOR rate debt	$249	$—	$—	$—	$—	$—	$249
360 day USD LIBOR weighted average interest rate basis (1) Senior Secured Term Loan Due 2008	$3,749	$5,000	$3,750	$—	$—	$—	$12,499

Total of 360 day USD LIBOR rate debt	$3,749	$5,000	$3,750	$—	$—	$—	$12,499
90 day EURIBOR weighted average interest rate basis (1) Capital Leases	$15,876	$20,884	$8,271	$3,910	$—	$8,797	$57,738

Total 90 day EURIBOR weighted rate debt	$15,876	$20,884	$8,271	$3,910	$—	$8,797	$57,738
30/60/90 day EURIBOR interest rate basis (1) Senior Secured Term Loan Due 2007	$4,566	$6,088	$—	$—	$—	$—	$10,654

Total of 30/60/90 day EURIBOR debt rate	$4,566	$6,088	$—	$—	$—	$—	$10,654
2-year USD LIBOR interest rate basis (1) (2) Senior Secured Term Loan Due 2007	$9,954	$11,492	$—	$—	$—	$—	$21,446

Total of 2-year USD LIBOR rate debt	$9,954	$11,492	$—	$—	$—	$—	$21,446

Total variable-rate debt	$37,594	$46,520	$37,021	$3,910	$—	$8,797	$133,842

*	Nine months remaining in 2006

(1)	Actual interest rates include a spread over the basis amount.

(2)	Rate is fixed over a three-year term

     The following table presents the hypothetical changes in interest expense, related to our outstanding borrowings, for the three months ended March 31, 2006, that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS (in thousands).

	Interest expense given an interest				Interest expense given an interest
	rate decrease by X basis points			Interest expense with no change in	rate increase by X basis points
	150 BPS	100 BPS	50 BPS	interest rate	50 BPS	100 BPS	150 BPS

Interest Expense	$4,191	$4,861	$5,530	$6,199	$6,868	$7,537	$8,207
     The following table presents the hypothetical changes in fair value in our outstanding convertible notes at March 31, 2006 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS over a twelve-month time horizon. The base value represents the fair market value of the notes (in thousands):

	Valuation of borrowing given an				Valuation of borrowing given an
	interest rate decrease by X basis			Valuation with no	interest rate increase by X basis
	points			change in interest	points
	150 BPS	100 BPS	50 BPS	rate	50 BPS	100 BPS	150 BPS

Convertible notes	$146,160	$145,440	$144,720	$144,000	$143,280	$142,560	$141,840
Foreign Currency Risk
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of favorable exchange rates for the three months ended March 31, 2006 compared to the average exchange rates for the three months ended March 31, 2005 resulted in an increase in to income from operations of $14 million (as discussed in this report in the overview section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign currency denominated transactions that occurred in the first quarter of 2006 were recorded using the average foreign currency exchange rates for the three months ended March 31, 2005. Sales denominated in foreign currencies were 24% and 23% for the three months ended March 31, 2006 and 2005, respectively. Sales denominated in euros were 23% and 22% for the three months ended March 31, 2006 and 2005, respectively. Sales denominated in yen were 1% for both the three months ended March 31, 2006 and 2005, respectively. Costs denominated in foreign currencies, primarily the euro, were approximately 55% and 61% for the three months ended March 31, 2006 and 2005, respectively.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 22% and 23% of our accounts receivable are denominated in foreign currency as of March 31, 2006 and December 31, 2005, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 41% and 46% of our accounts payable were denominated in foreign currency as of March 31, 2006 and December 31, 2005, respectively. Approximately 60% of our debt obligations were denominated in foreign currency as of both March 31, 2006 and December 31, 2005.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
     As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Atmel’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting.
     During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we may be notified of claims that we may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims. Should we elect to enter into license agreements with other parties or should the other parties resort to litigation, we may be obligated in the future to make payments or to otherwise compensate these third parties which could have an adverse effect on our financial condition or results of operations or cash flows.

     We currently are a party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations and financial position. The estimate of the potential impact on our financial position or overall results of operations or cash flow for the legal proceedings described below could change in the future. We have accrued for all losses related to litigation that we consider probable and the loss can be reasonably estimated.
     Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by Atmel. The complaint sought unspecified damages, costs and attorneys’ fees. Atmel disputed Agere’s claims. A jury trial for this action commenced on March 1, 2005 and on March 22, 2005, the jury found Agere’s patents invalid. Subsequently, a retrial on one of the patents was granted. While the March 22, 2005 decision is appealable, there can be no appeal until resolution of the retrial.
Item 1A. Risk Factors
     Keep these trends, uncertainties and risks in mind when you read “forward-looking” statements elsewhere in this Quarterly Report on Form 10-Q and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.
     OUR REVENUES AND OPERATING RESULTS FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS, WHICH MAY RESULT IN VOLATILITY OR A DECLINE IN OUR STOCK PRICE.
     Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:
•	the cyclical nature of both the semiconductor industry and the markets addressed by our products

•	fluctuations in currency exchange rates

•	the extent of utilization of manufacturing capacity

•	fluctuations in manufacturing yields

•	the highly competitive nature of our markets

•	ability to meet our debt obligations

•	availability of additional financing

•	the pace of technological change

•	natural disasters or terrorist acts

•	political and economic risks

•	our ability to maintain good relationships with our customers

•	lack of long-term contracts with our customers

•	integration of new businesses or products

•	third party intellectual property infringement claims

•	ability of independent assembly contractors to meet our volume, quality, and delivery objectives

•	increased dependence on outside foundries and their ability to meet our volume, quality, and delivery objectives

•	assessment of internal controls over financial reporting

•	environmental regulations

•	personnel changes

•	business interruptions

•	system integration disruptions

•	changes in accounting rules, such as recording expenses for employee stock option grants, and

•	unfunded foreign pension plans.
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
     In addition, our future success will depend in large part on the resurgence of economic growth generally and of growth in various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics, data networking equipment and military equipment. The semiconductor industry has the ability to supply more products than demand requires. Our ability to sustain the successful return to profitability, which began in the fourth quarter of 2005, will depend heavily upon a better supply and demand balance within the semiconductor industry.
     THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS.
     The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The semiconductor industry faced severe business conditions with global semiconductor revenues for the industry declining by 32% from 2000 to approximately $139 billion in 2001. The semiconductor industry began to turn around in 2002 with global semiconductor sales increasing modestly by 1% to approximately $141 billion. In 2003, global semiconductor sales increased 18% to $166 billion. Global semiconductor sales in 2004 increased 27% to $211 billion. In 2005, global semiconductor sales increased 7% to $228 billion. Global semiconductor sales in 2006 are expected to increase 8% to $245 billion.
     Our operating results have been harmed by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity and declining gross margins. In the past we have recorded significant charges to recognize impairment in the value of our manufacturing equipment, the cost to reduce workforce, and other restructuring costs. Our business may be harmed in the future not only by cyclical conditions in the semiconductor industry as a whole but also by slower growth in any of the markets served by our products.
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
     Also, during economic downturns in our industry we may have to reduce our wafer fabrication capacity in order to reduce costs. However, reducing our wafer fabrication capacity involves significant potential costs and delays, particularly in Europe, where we have substantial manufacturing facilities and where the extensive statutory protection of employees imposes substantial costs and delays on their employers when the market requires downsizing. Such costs and delays include compensation to employees and local government agencies, requirements and approvals of governmental and judicial bodies, and losses of governmental subsidies. We may experience labor union objections or other difficulties while implementing a downsizing. Any such difficulties that we experience would harm our business and operating results, either by deterring needed downsizing or by the additional costs of accomplishing it in Europe relative to America or Asia. In December 2005, we sold our Nantes, France fabrication facility, and the related foundry activities, to XbyBus SAS. The facility was owned by us since 1998 and was comprised of five buildings totaling 131,000 square feet, manufacturing BiCMOS, CMOS and non-volatile technologies.
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
     As of March 31, 2006, our long term convertible notes and long term debt less current portion was $117 million compared to $133 million at December 31, 2005. Our long-term debt (less current portion) to equity ratio was 0.1 at March 31, 2006 and December 31, 2005. Our current debt levels as well as any increase in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.
     Our ability to meet our debt obligations will depend upon our ability to raise additional financing in the future and on our future performance and ability to generate substantial cash flow from operations, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to meet debt obligations or otherwise are obliged to repay any debt prior to its due date, our available cash would be depleted, perhaps seriously, and our ability to fund operations harmed. In addition, our ability to service long-term debt in the U.S. or to obtain cash for other needs from our foreign subsidiaries may be structurally impeded, as a substantial portion of our operations are conducted through our foreign subsidiaries. Our cash flow and ability to service debt are partially dependent upon the liquidity and earnings of our subsidiaries as well as the distribution of those earnings, or repayment of loans or other payments of funds by those subsidiaries, to the U.S. parent corporation. These foreign subsidiaries are separate and distinct legal entities and may have limited or no obligation, contingent or otherwise, to pay any amounts to us, whether by dividends, distributions, loans or any other form. However, the

U.S. parent corporation owes much of our consolidated long-term debt, including our outstanding issue of convertible notes.
     At the option of the holders of our zero coupon convertible notes, due 2021 (“2021 Notes”) on May 23, 2006, May 23, 2011, and May 23, 2016, we may be required to repurchase the 2021 Notes at prices equal to the issue price plus accrued original issue discount through the date of repurchase. As a result of this repurchase feature these notes are included within current liabilities on our Condensed Consolidated Balance Sheets. The accreted value on the 2021 Notes on May 23, 2006 is expected to be $145 million. We may elect to pay the repurchase price in cash, in shares of common stock or in any combination of the two. While we recently entered into a five-year asset backed facility for up to $165 million, the terms of financing available to us in the future may not be attractive and the timing of the availability of capital is uncertain and is dependent, in part, on market conditions that are difficult to predict and are outside of our control.
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
     OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.
     Sales to customers outside the U.S. accounted for approximately 86%, 83% and 82% of net revenues in 2005, 2004 and 2003. Sales to customers outside the U.S. accounted for approximately 84% and 87% of our net revenues for the three months ended March 31, 2006 and 2005, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:
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
     Approximately 78%, 73% and 72% of our net revenues in 2005, 2004 and 2003 were denominated in U.S. dollars. During the three months ended March 31, 2006 and 2005, approximately 76% and 77%, respectively, of our net revenues were denominated in U.S. dollars. In 1998, business conditions in Asia were severely affected by banking and currency issues that adversely affected our operating results. Approximately 53%, 48% and 49% of net revenues were generated in Asia in 2005, 2004 and 2003. During the three months ended March 31, 2006 and 2005, approximately 49% and 52%, respectively, of our net revenues were generated in Asia.
     REVENUES AND COSTS DENOMINATED IN FOREIGN CURRENCIES COULD ADVERSELY IMPACT OUR OPERATING RESULTS WITH CHANGES IN THESE FOREIGN CURRENCIES AGAINST THE DOLLAR.
     When we take an order denominated in a foreign currency we may receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. Conversely, when we incur a cost denominated in a foreign currency we may pay more dollars than initially anticipated if that local currency strengthens against the dollar before we pay the costs. In addition to reducing revenues or increasing our costs, this risk can negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, a negative impact on expenses can be partially offset by a positive impact on revenues. Sales denominated in European currencies and yen as a percentage of net revenues were 21% and 1% in 2005, 25% and 1% in 2004 and 26% and 2% in 2003, respectively. Sales denominated in European currencies and yen as a percentage of net revenues were 23% and 1%, respectively, during the three months ended March 31, 2006 and 22% and 1%, respectively, during the three months ended March 31, 2005. Operating expenses denominated in foreign currencies as a percentage of total operating expenses, primarily the euro, were approximately 58% in 2005, 59% in 2004 and 53% in 2003. During the three months ended March 31, 2006 and 2005, operating expenses denominated in foreign currencies as a percentage of total operating expenses, primarily the euro, were approximately 55% and 61%, respectively. We also face the risk that our accounts receivable denominated in foreign currencies could be devalued if such foreign currencies weaken quickly and significantly against the dollar. Conversely we face the risk that our accounts payable denominated in foreign currencies could increase in value if such foreign currencies strengthen against the dollar.
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
     Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. For example, in connection with our management’s evaluation of our internal control over financial reporting as of December 31, 2004, management identified two control deficiencies that constituted material weaknesses. Although these control deficiencies were remediated as of December 31, 2005 (as more fully described in Item 9A of our Annual Report on Form 10-K), evaluations of the effectiveness of our internal controls in the future may lead our management to determine that internal control over financial reporting is no longer effective. Such conclusions may result from our failure to implement controls for changes in our business, or a deterioration in the degree of compliance with our policies or procedures. For example, rules and regulations affecting our financial reporting that are adopted by regulatory agencies may require a greater degree of testing than may originally be planned. Failure to properly and sufficiently test our internal controls for such newly adopted rules or regulations may result in the reporting of incorrect financial results.
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
     ACCOUNTING FOR EMPLOYEE STOCK OPTIONS USING THE FAIR VALUE METHOD HAS A SIGNIFICANT IMPACT ON OUR NET INCOME.
     On January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. Stock-based compensation expense recognized under SFAS No.123R for the three months ended March 31, 2006 was $3 million which consisted of stock-based compensation expense related to employee stock options ($2 million) and ESPP and other stock-based compensation ($1 million).
     We estimate that income from operations in 2006 will be reduced by stock-based compensation expense ranging from $11 million to $13 million due to the adoption of SFAS No. 123R. However, the actual impact of adopting SFAS No. 123R in 2006 could differ from this estimate depending upon the number and timing of options granted during 2006, as well as their vesting period, vesting criteria and other assumptions that impact the Black-Scholes option pricing model. As such, actual stock-based compensation expense may differ materially from this estimate.
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions that are uncertain at the time of the estimate, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

     OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY IMPACT OUR CASH POSITION AND OPERATING CAPITAL.
     We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Long term pension benefits payable totaled $45 million at March 31, 2006 and $44 million at December 31, 2005. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits to be paid for 2006 is expected to be approximately $1 million. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     As previously reported in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2006, filed with the Securities and Exchange Commission on April 7, 2006, our Board of Directors approved the following on April 6, 2006:
     During 2006, each non-employee Director will receive a cash retainer of $40,000 per year (pro rated for Directors that do not serve the entire year), paid in installments, for service on the Board of Directors and its Committees. In addition, during 2006 each non-employee Director will receive $1,500 for each Board meeting attended, and $1,000 for each committee meeting attended for each committee on which the non-employee Director serves. Also, non-employee Directors who serve as committee chairs receive an annual retainer for such service in the amount of $15,000 for the Chair of the Audit Committee and $10,000 for the chair of other Board committees. Non-employee Directors are reimbursed for their expenses in connection with their attendance at Board and Committee meetings and their out-of-pocket business expenses associated with service on the Board of Directors and its Committees.
     Beginning in 2006, upon joining the Board of Directors, non-employee Directors will receive a nonstatutory stock option for the purchase of 50,000 shares of our common stock at an exercise price per share equal to the fair market value per share on that date. Such options will vest and become exercisable over four years. Beginning in 2006, annually at the April

Board meeting, non-employee Directors will also be granted a nonstatutory stock option for the purchase of 15,000 shares of our common stock at an exercise price per share equal to the fair market value per share on that date. Such options will vest and become exercisable monthly at 1/12 per month until fully vested one year after grant.
SFAS No. 123R Adjustment to Previously Released Financial Information
     Our press release dated April 25, 2006 announcing financial results for the three-months ended March 31, 2006 incorrectly stated the effect of stock-based compensation expense recognized in our Condensed Consolidated Financial Statements for such period. Total stock-based compensation expense as previously stated in such press release was $3.4 million. This amount was subsequently reduced by $0.4 million and capitalized into inventory, as it was determined that this portion of our stock-based compensation as recorded under SFAS No. 123R was excluded from inventory. As a result, net income as previously stated at $9.2 million increased to $9.6 million. See Note 1 of Notes to Condensed Consolidated Financial Statements for additional information regarding the impact of SFAS No. 123R.
Item 6. Exhibits
     The following Exhibits have been filed with, or incorporated by reference into, this Report:
10.1	Facility Agreement, dated as of March 15, 2006, by and among the Registrant, Atmel Sarl, Atmel Switzerland Sarl, the financial institutions listed therein, and Bank of America, N.A., as facility agent and security agent (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 21, 2006).

10.2	Description of Fiscal 2005 Bonuses (which is incorporated herein by reference to Item 1.01 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 6, 2006).

10.3	Description of Director Compensation (which is incorporated herein by reference to Part II Item 5 of this Quarterly Report on Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION (Registrant)

May 10, 2006	/s/ GEORGE PERLEGOS George Perlegos
President & Chief Executive Officer
(Principal Executive Officer)

May 10, 2006	/s/ ROBERT AVERY Robert Avery
Vice President Finance &
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
10.1	Facility Agreement, dated as of March 15, 2006, by and among the Registrant, Atmel Sarl, Atmel Switzerland Sarl, the financial institutions listed therein, and Bank of America, N.A., as facility agent and security agent (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 21, 2006).

10.2	Description of Fiscal 2005 Bonuses (which is incorporated herein by reference to Item 1.01 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 6, 2006).

10.3	Description of Director Compensation (which is incorporated herein by reference to Part II Item 5 of this Quarterly Report on Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.