Form 10-Q
period 2006-06-30
ATMEL CORP
filed 2007-06-08
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006
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

(408) 441-0311
(Registrant’s telephone number)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On June 4, 2007, the Registrant had 488,843,018 outstanding shares of Common Stock.

ATMEL CORPORATION

FORM 10-Q

QUARTER ENDED JUNE 30, 2006

EXPLANATORY NOTE REGARDING RESTATEMENTS

This Quarterly Report on Form 10-Q for our quarter ended June 30, 2006, includes a restatement of our condensed consolidated financial statements for our quarter ended June 30, 2005 (and related disclosures). The restatement is a result of an independent stock option investigation commenced by the Audit Committee of the Board of Directors. See Note 2, “Restatements of Consolidated Financial Statements,” to Condensed Consolidated Financial Statements for a detailed discussion of the effect of the restatements.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to August 10, 2006, and all earnings press releases and similar communications issued by us prior to August 10, 2006, should not be relied upon and are superseded in their entirety by our December 31, 2006 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by us with the Securities and Exchange Commission on or after August 10, 2006.

Audit Committee Investigation of Historical Stock Option Practices

In early July 2006, the Company began a voluntary internal review of its historical stock option granting practices. Following a review of preliminary findings to the Audit Committee of the Company’s Board of Directors, the Company announced on July 25, 2006, that the Audit Committee had initiated an independent investigation regarding the timing of the Company’s past stock option grants and other related issues. The Audit Committee, with the assistance of independent legal counsel and forensic accountants, determined that the actual measurement dates for certain stock option grants differed from the recorded measurement dates used for financial accounting purposes for such stock option grants.

On October 30, 2006, the Company announced that financial statements for all annual and interim periods prior to that date should no longer be relied upon due to errors in recording stock-based compensation expense. Specifically, this notice of non-reliance applied to the three year period ended December 31, 2005, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the financial statements for the interim periods contained in the Quarterly Reports on Form 10-Q filed with respect to each of these years, the financial statements included in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2006, as well as financial statements for fiscal years prior to December 31, 2003.

Results of Audit Committee Investigation

The Audit Committee’s investigation was completed in April 2007. The investigation covered 110 stock option grants to approximately 4,250 recipients for all grant dates during the period from January 1, 1997 through August 3, 2006. The Audit Committee extended the scope of the original review by having the Company conduct an analysis of approximately 92 additional stock option grants during the period from March 19, 1991, the date of the Company’s initial public offering, to December 31, 1996.

In connection with the investigation, independent legal counsel and the forensic accountants analyzed more than 1,000,000 pages of hard copy documents, over 600,000 electronic documents, and conducted interviews of 63 current and former directors, officers, and employees. Based on the investigation, the Audit Committee concluded that:

(1) Certain stock option grants were priced retroactively,

(2) These incorrectly recorded stock option grants had incorrect measurement dates for financial accounting purposes and were not accounted for correctly in the Company’s previously issued financial statements,

(3) During 1998, in two separate repricing programs, employees were allowed to elect stock options to be repriced after the stated repricing deadlines had expired,

(4) There was evidence that the October 1998 repricing offer was not communicated to employees until after the October 12, 1998 deadline to accept the repricing offer,

(5) Certain employees were allowed to record stock option exercises on dates other than the actual transaction date, thereby potentially reducing the taxable gain to the employee and reducing the tax deduction available to the Company,

(6) Stock option cancellation dates were changed to allow certain employees to both continue vesting and exercise stock options beyond the standard 30-day period following termination from the Company,

(7) All of the above actions were taken without required approvals, including approval by the Board of Directors, or the Compensation Committee of the Board of Directors, and

(8) Atmel’s internal controls relating to the stock option granting process were inadequate, and there was an inadequate and inconsistent procedure at the Company for processing stock option grants.

As a result of the findings of the Audit Committee’s investigation, the Company determined that material stock-based compensation adjustments were required due to measurement date errors resulting from retroactive pricing of stock options for the period beginning in April 1993 and continuing through January 2004. The Audit Committee found that such retroactive pricing was intentional and violated the terms of the Company’s stock option plans. The Audit Committee found that, after January 2004, the Company improved stock option granting processes, and since that time, has granted stock options in accordance with the Company’s stock option plans and approval procedures. The Company did not identify any material stock-based compensation adjustments that were required for grants made in periods after January 2004.

In accordance with Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations, with respect to periods through December 31, 2005, the Company should have recorded stock-based compensation expense to the extent that the fair market value of the Company’s common stock on the stock option grant measurement date exceeded the exercise price of each stock option granted. For periods commencing January 1, 2006 (the beginning of fiscal year 2006), the Company has recorded stock-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123R”). Beginning in 2006, the incremental stock-based compensation expense resulting from errors identified in the investigation and subsequent management review is included in stock-based compensation expense under the provisions of SFAS No. 123R. Under the provisions of SFAS No. 123R, incremental stock-based compensation expense resulting from errors identified related to previous stock option practices did not have a material impact to the consolidated statement of operations for the year ended December 31, 2006.

As a result of the measurement date and other errors identified in the Audit Committee’s investigation and subsequent management review, the Company recorded aggregate non-cash stock-based compensation expenses for the period from 1993 through 2005 of approximately $116 million, plus associated payroll tax expense of $2 million, less related income tax benefit of $12 million, for total stock-based compensation expense, net of income tax of $106 million. As part of the restatement of the consolidated financial statements, the Company also recorded additional non-cash adjustments that were previously identified and considered to be immaterial. The cumulative after-tax benefit from the recording of these adjustments was $11 million for the period from 1993 through 2005. These adjustments related primarily to the timing of revenue recognition and related reserves, recognition of grant benefits, accruals for litigation and other expenses, reversal of income tax expense related to unrealized foreign exchange translation gains and asset impairment charges. The total impact of all restatement adjustments resulted in net cumulative expenses through 2005 of $94 million. These expenses had the effect of decreasing net income or increasing net loss and decreasing retained earnings or increasing accumulated deficit as previously reported in the Company’s historical financial statements.

The financial statement impact of the restatement of stock-based compensation expense and related payroll and income taxes, as well as other accounting adjustments, by year, is as follows (in thousands):

			Adjustment to
			Income Tax	Adjustment to
			Expense (Benefit)	Stock-Based
			Relating to	Compensation
	Adjustment to	Adjustment to	Stock-Based	Expense, Net of	Other	Total
	Stock-Based	Payroll Tax	Compensation	Payroll and	Adjustments,	Restatement
Fiscal	Compensation	Expense	and Payroll	Income	Net of Income	Expense
Year	Expense	(Benefit)	Tax Expense	Taxes	Taxes	(Benefit)

1993	$268	$1	$(110)	$159
1994	556	151	(293)	414
1995	1,944	688	(799)	1,833
1996	3,056	1,735	(1,449)	3,342
1997	5,520	1,968	(2,516)	4,972
1998	18,695	671	(6,147)	13,219
1999	18,834	1,832	(6,955)	13,711
2000	27,379	7,209	(11,576)	23,012
2001	19,053	1,655	(5,988)	14,720
2002	5,555	1,603	23,477	30,635
2003	12,416	(1,980)	—	10,436

Cumulative through December 31, 2003	113,276	15,533	(12,356)	116,453	$(13,638)	$102,815

2004	1,405	(10,395)	—	(8,990)	184	(8,806)
2005	1,561	(3,190)	—	(1,629)	2,082	453

Total	$116,242	$1,948	$(12,356)	$105,834	$(11,372)	$94,462

For more information regarding the investigation and findings relating to stock option practices and the restatement, refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Restatements of Consolidated Financial Statements” to Condensed Consolidated Financial Statements.

PART I:  FINANCIAL INFORMATION

Item 1.	Financial Statements

Atmel Corporation

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005
		As restated(1)
(In thousands, except per share data)

ASSETS
Current assets
Cash and cash equivalents	$255,295	$300,323
Short-term investments	54,985	47,932
Accounts receivable, net of allowance for doubtful accounts of $4,199 in 2006 and $3,944 in 2005	265,597	235,129
Inventories	291,414	288,220
Current assets of discontinued operations	30,173	28,800
Other current assets	77,539	100,129

Total current assets	975,003	1,000,533
Fixed assets, net	844,448	874,618
Non-current assets of discontinued operations	16,178	16,330
Intangible and other assets	40,299	42,455

Total assets	$1,875,928	$1,933,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$137,226	$112,107
Convertible notes	—	142,401
Trade accounts payable	132,730	125,724
Accrued and other liabilities	216,771	187,365
Liabilities of discontinued operations	40,211	37,838
Deferred income on shipments to distributors	22,222	18,345

Total current liabilities	549,160	623,780
Long-term debt less current portion	75,677	133,184
Convertible notes less current portion	—	295
Non-current liabilities of discontinued operations	4,900	4,493
Other long-term liabilities	222,698	234,813

Total liabilities	852,435	996,565

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 487,048 at June 30, 2006 and 483,366 at December 31, 2005	487	483
Additional paid-in capital	1,409,939	1,400,261
Unearned stock-based compensation	—	(2,942)
Accumulated other comprehensive income	186,566	126,055
Accumulated deficit	(573,499)	(586,486)

Total stockholders’ equity	1,023,493	937,371

Total liabilities and stockholders’ equity	$1,875,928	$1,933,936

(1)	See Note 2, “Restatements of Consolidated Financial Statements,” to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
		As restated(1)		As restated(1)
(In thousands, except per share data)

Net revenues	$429,488	$382,445	$830,272	$774,842
Operating expenses
Cost of revenues	290,459	300,120	564,861	612,043
Research and development	74,560	68,170	142,711	134,014
Selling, general and administrative	54,266	50,221	99,677	100,275
Restructuring charges	—	—	151	—

Total operating expenses	419,285	418,511	807,400	846,332

Income (loss) from operations	10,203	(36,066)	22,872	(71,490)

Legal awards and settlements	—	1,250	—	1,250
Interest and other expenses, net	(644)	(10,394)	(7,263)	(14,412)

Income (loss) from continuing operations before income taxes	9,559	(45,210)	15,609	(84,652)
Benefit from (provision for) income taxes	(6,708)	719	(13,912)	(4,255)

Income (loss) from continuing operations	2,851	(44,491)	1,697	(88,907)
Income from discontinued operations, net of income taxes	5,428	5,268	11,290	6,597

Net income (loss)	$8,279	$(39,223)	$12,987	$(82,310)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.09)	$0.00	$(0.19)
Income from discontinued operations, net of income taxes	0.01	0.01	0.03	0.02

Net income (loss)	$0.02	$(0.08)	$0.03	$(0.17)

Weighted-average shares used in basic income (loss) per share calculations	486,928	480,793	486,252	480,203

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.09)	$0.00	$(0.19)
Income from discontinued operations, net of income taxes	0.01	0.01	0.03	0.02

Net income (loss)	$0.02	$(0.08)	$0.03	$(0.17)

Weighted-average shares used in diluted income (loss) per share calculations	493,045	480,793	491,981	480,203

(1)	See Note 2, “Restatements of Consolidated Financial Statements,” to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005
		As restated(1)
(In thousands)

Cash flows from operating activities
Net income (loss)	$12,987	$(82,310)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	118,984	153,303
Gain on sale of fixed assets	(2,571)	(148)
Other non-cash losses	2,684	4,236
Provision for (recovery of) doubtful accounts receivable	93	(1,991)
Accrued interest on zero coupon convertible debt	2,819	5,075
Accrued interest on other long-term debt	974	1,061
Stock-based compensation expense (benefit)	5,060	(904)
Changes in operating assets and liabilities
Accounts receivable	(30,494)	(1,327)
Inventories	197	15,450
Current and other assets	25,272	(5,928)
Trade accounts payable	20,643	(37,713)
Accrued and other liabilities	10,111	(39)
Deferred income on shipments to distributors	3,876	(2,064)

Net cash provided by operating activities	170,635	46,701

Cash flows from investing activities
Acquisitions of fixed assets	(35,512)	(140,256)
Proceeds from the sale of fixed assets	3,795	383
Proceeds from the sale of interest in privately-held companies	1,799	—
Acquisitions of intangible assets	(209)	(5,146)
Purchases of short-term investments	(8,553)	(6,371)
Sales or maturities of short-term investments	2,954	18,748

Net cash used in investing activities	(35,726)	(132,642)

Cash flows from financing activities
Proceeds from equipment financing and other debt	25,000	131,242
Principal payments on capital leases and other debt	(73,020)	(72,760)
Repurchase of convertible notes	(145,515)	—
Issuance of common stock	7,389	7,379

Net cash (used in) provided by financing activities	(186,148)	65,861

Effect of exchange rate changes on cash and cash equivalents	6,211	(23,122)

Net decrease in cash and cash equivalents	(45,028)	(43,202)

Cash and cash equivalents at beginning of period	300,323	346,350

Cash and cash equivalents at end of period	$255,295	$303,148

Supplemental cash flow disclosures:
Interest paid	$7,340	$7,250
Income taxes paid, net	3,521	11,145
Decreases in accounts payable related to fixed asset purchases	(953)	(79,054)
Fixed assets acquired under capital leases	3,243	106,242

(1)	See Note 2, “Restatements of Consolidated Financial Statements,” to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

Note 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or “Atmel”) and its subsidiaries as of June 30, 2006, the results of operations and the cash flows for the three and six months ended June 30, 2006 and 2005. All intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The December 31, 2005 year-end condensed balance sheet data was derived from the audited consolidated financial statements and does not include all of the disclosures required by generally accepted accounting principles. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.

In the third quarter of 2006, the Company completed the divestiture of its Grenoble, France, subsidiary. Results from the Grenoble subsidiary are excluded from the amounts from continuing operations disclosed herein, and have been reclassified as Results from Discontinued Operations. See Note 8 for further discussion.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include reserves for inventory, sales return reserves, restructuring charges, stock-based compensation expense, allowances for doubtful accounts receivable, the warranty reserve, estimates for useful lives associated with long-lived assets, asset impairments, certain accrued liabilities and income taxes and tax valuation allowances. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis for raw materials and purchased parts; and an average-cost basis for work in progress and finished goods) or market. Market is based on estimated net realizable value. The Company establishes lower of cost or market reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when the inventory product exceeds nine months of demand or twelve months of backlog for that product. Inventory reserves are not relieved until the related inventory has been sold or scrapped. Inventories are comprised of the following as of June 30, 2006 and December 31, 2005, respectively:

	2006	2005

Raw materials and purchased parts	$10,561	$11,972
Work-in-progress	216,696	207,084
Finished goods	64,157	69,164

	$291,414	$288,220

At June 30, 2006 and December 31, 2005, inventories classified as Current Assets of Discontinued Operations totaled $25,923 and $21,482, respectively. See Note 8 for further discussion.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Grant Recognition

Subsidy grants from government organizations are amortized as a reduction of expenses over the period the related obligations are fulfilled. In 2006, Atmel entered into new grant agreements and modified existing agreements, with several European government agencies. Recognition of future subsidy benefits will depend on Atmel’s achievement of certain capital investment, research and development spending and employment goals. The Company recognized the following amount of subsidy grant benefits as a reduction of either cost of revenues or research and development expenses, depending on the nature of the grant:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Cost of revenues	$1,958	$3,865	$3,775	$7,154
Research and development expenses	1,052	7,349	4,814	11,414

Total	$3,010	$11,214	$8,589	$18,568

Stock-Based Compensation

Atmel has two stock option plans — the 1986 Stock Plan and the 2005 Stock Plan (an amendment and restatement of the 1996 Stock Plan). The 1986 Stock Plan expired in April 1996. The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of June 30, 2006, of the 56,000 shares authorized for issuance under the 2005 Stock Plan, 17,763 shares of common stock remain available for grant. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly or grant options to purchase common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 1986 Stock Plan and 2005 Stock Plan is set forth below:

			Outstanding Options		Weighted-
			Exercise	Aggregate	Average
	Available	Number of	Price	Exercise	Exercise Price
	for Grant	Options	per Share	Price	per Share

Balances, December 31, 2005	17,865	30,226	$1.00 - 24.44	$164,517	$5.44
Options granted	(258)	258	3.68 - 4.78	1,043	4.05
Options forfeited	252	(303)	1.80 - 21.47	(1,949)	6.45
Options exercised	—	(1,033)	1.68 - 4.40	(2,126)	2.06

Balances, March 31, 2006	17,859	29,148	$1.00 - 24.44	$161,485	$5.54
Options granted	(1,175)	1,175	4.62 - 4.99	5,771	4.91
Options forfeited	1,079	(1,094)	1.00 - 24.44	(8,323)	7.60
Options exercised	—	(655)	1.68 - 5.13	(1,441)	2.20

Balances, June 30, 2006	17,763	28,574	$1.68 - 24.44	$157,492	$5.51

During the six months ended June 30, 2006, stock options to purchase 66 shares were forfeited, but were not available for future stock option grants due to the expiration of these shares under the 1986 Stock Plan.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the stock options outstanding at June 30, 2006:

Options Outstanding					Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Term (Years)	Price	Value	Exercisable	Term (Years)	Price	Value

$1.68 - 1.98	3,707	2.56	$1.97	$13,271	3,557	2.39	$1.98	$12,698
2.06 - 2.11	4,568	6.57	2.11	15,714	2,654	6.43	2.11	9,130
2.13 - 3.26	1,872	8.69	2.72	5,298	496	8.17	2.76	1,384
3.29 - 3.29	2,993	8.64	3.29	6,764	683	8.64	3.29	1,544
3.33 - 5.23	2,886	7.21	4.48	3,088	1,237	4.22	4.26	1,596
5.61 - 5.75	4,258	7.49	5.75	—	2,052	7.49	5.75	—
5.91 - 7.76	3,104	5.29	6.82	—	2,415	4.83	6.80	—
7.83 - 24.44	5,186	4.04	12.94	—	4,991	3.98	13.10	—

$1.68 - 24.44	28,574	6.01	$5.51	$44,135	18,085	4.84	$6.37	$26,352

During the six months ended June 30, 2006, 1,689 options were exercised which had an aggregate intrinsic value of $4,066.

Employee Stock Purchase Plan

Under the 1991 Employee Stock Purchase Plan (“ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation. Purchases under the ESPP were 2,072 shares of common stock during the six months ended June 30, 2006, at a price of $1.84 per share, and were 1,650 shares of common stock at an average price of $2.77 per share for the six months ended June 30, 2005. Of the 42,000 shares authorized for issuance under this plan, 9,320 shares were available for issuance at June 30, 2006.

Adoption of SFAS No. 123R

Prior to January 1, 2006, Atmel accounted for stock-based compensation, including stock options granted and shares issued under the Employee Stock Purchase Plan, using the intrinsic value method prescribed in Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Compensation expense for stock options was recognized ratably over the vesting period. Stock options are granted under the 1986 Incentive Stock Option Plan (“1986 Stock Plan”) and the 2005 Stock Plan (an amendment and restatement of the 1996 Stock Plan) (the “2005 Stock Plan”). Atmel’s policy is to grant options with an exercise price equal to the closing quoted market price of its common stock on the grant date.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective transition method. The Company’s condensed consolidated financial statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS No. 123R. However, in accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods do not include the impact of SFAS No. 123R. Accordingly, prior periods do not include equity compensation amounts comparable to those included in the condensed consolidated financial statements for the three and six months ended June 30, 2006.

We have elected to adopt FSP No. FAS 123(R)-3 to calculate our pool of windfall tax benefits.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award that is ultimately expected to vest is recognized as

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

expense over the requisite service periods in the Company’s condensed consolidated statements of operations. Prior to January 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as permitted under SFAS No. 123 (and further amended by SFAS No. 148).

Upon adoption of SFAS No. 123R, the Company reassessed its equity compensation valuation method and related assumptions. The Company’s determination of the fair value of share-based payment awards on the date of grant utilizes an option-pricing model, and is impacted by its common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors (expected period between stock option vesting date and stock option exercise date).

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2006 included a combination of payment awards granted prior to January 1, 2006 and payment awards granted subsequent to January 1, 2006. For stock-based payment awards granted prior to January 1, 2006, the Company attributes the value of stock-based compensation, determined under SFAS No. 123R, to expense using the accelerated multiple-option approach. Compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the three and six months ended June 30, 2006 includes the impact of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to 2006, the Company accounted for forfeitures as they occurred. The adoption of SFAS No. 123R requires the Company to reflect the net cumulative impact of estimating forfeitures in the determination of period expense by reversing the previously recognized cumulative compensation expense related to those forfeitures, rather than recording forfeitures when they occur as previously permitted. The Company did not record this cumulative impact upon adoption, as the amount was insignificant. Stock options granted in periods prior to 2006 were measured based on APB No. 25 criteria, whereas stock options granted subsequent to January 1, 2006 were measured based on SFAS No. 123R criteria.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

The pro forma information for the three and six months ended June 30, 2005 was as follows:

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	As Previously	Adjustments	As	As Previously	Adjustments	As
	Reported	(2)	Restated	Reported	(2)	Restated
	(In thousands, except per share data)

Net loss — as reported(1)	$(42,580)	$3,357	$(39,223)	$(85,601)	$3,291	$(82,310)
Adjust: employee stock-based compensation benefit included in net loss-as reported, net of tax	—	(360)	(360)	—	(1,037)	(1,037)
Deduct: employee stock-based compensation expense based on fair value, net of tax	(4,606)	49	(4,557)	(8,957)	82	(8,875)

Net loss — pro forma	$(47,186)	$3,046	$(44,140)	$(94,558)	$2,336	$(92,222)

Net loss per share — basic and diluted:
As reported	$(0.09)	$0.01	$(0.08)	$(0.18)	$0.01	$(0.17)
Pro forma	$(0.10)	$0.01	$(0.09)	$(0.20)	$0.01	$(0.19)
Weighted-average shares used in basic and diluted per share calculations	480,793	480,793	480,793	480,203	480,203	480,203

(1)	Net loss and net loss per share for the three and six months ended June 30, 2005 does not include stock-based compensation expense for employee stock options and employee stock purchases calculated under SFAS No. 123 because the Company did not adopt the recognition provisions of SFAS No. 123.

(2)	See Note 2, “Restatements of Consolidated Financial Statements” for further discussion.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005 *	2006	2005 *

Risk-free interest rate	4.98%	3.87%	4.95%	3.88%
Expected life (years)	6.05	5.32	6.04	5.08
Expected volatility	70%	92%	71%	92%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

*	The weighted-average assumptions for the three and six months ended June 30, 2005 were determined in accordance with SFAS No. 123.

The Company’s weighted-average assumptions during the three and six months ended June 30, 2006 were determined in accordance with SFAS No. 123R and are further discussed below.

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

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options.

The Company calculates the historic volatility over the expected life of the employee stock options and believes this to be representative of the Company’s expectations about its future volatility over the expected life of the option.

The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The weighted-average estimated fair values of options granted in the three months ended June 30, 2006 and 2005 were $3.28 and $1.87, respectively. The weighted average estimated fair values of options granted in the six months ended June 30, 2006 and 2005 were $3.18 and $2.24, respectively.

The adoption of SFAS No. 123R did not impact the Company’s methodology to estimate the fair value of share-based payment awards under the Company’s ESPP. The fair value of each purchase under the ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. The following assumptions were utilized to determine the fair value of the Company’s ESPP shares:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Risk-free interest rate	3.85%	3.35%
Expected life (years)	0.5	0.5
Expected volatility	92%	74%
Expected dividend yield	0.0%	0.0%

The weighted-average fair values of ESPP purchases during the three and six months ended June 30, 2005 were $1.31 and $1.16, respectively. There were no ESPP offering periods that began in the three or six months ended June 30, 2006.

Impact of adoption of SFAS No. 123R

The impact of adopting SFAS No. 123R in the three and six months ended June 30, 2006 was a reduction in net income of $2,114 and $4,567, respectively, and a reduction in basic and diluted net income per share of $0.00 and $0.01, respectively.

Effective January 1, 2006, the unamortized unearned stock-based compensation balance of approximately $2,942 was eliminated against additional paid-in capital in connection with the adoption of SFAS No. 123R.

The components of the Company’s stock-based compensation expense, net of amounts capitalized in inventory, for the three and six months ended June 30, 2006 are summarized below:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Employee stock options	$2,457	$4,983
Employee stock purchase plan	—	302
Non-employee stock option modifications	92	120
Amounts capitalized in inventory	93	(345)

	$2,642	$5,060

SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income,

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

among other factors. The Company did not realize any tax benefit from the stock-based compensation expense incurred during the three or six months ended June 30, 2006 or 2005, as the Company believes it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123R for the three and six months ended June 30, 2006 which was recorded as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Cost of revenues	$663	$950
Research and development	566	1,277
Selling, general and administrative	1,413	2,833

Total stock-based compensation expense, before income taxes	2,642	5,060
Tax benefit	—	—

Total stock-based compensation expense, net of income taxes	$2,642	$5,060

As of June 30, 2006, total unrecognized stock-based compensation related to unvested stock options was $14,142 and is expected to be recognized over a weighted-average period of approximately two years.

Non-employee stock-based compensation expense (based on fair value) included in net income (loss) for the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005 was $94, $133, $120 and $133, respectively.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first quarter of 2007. While the Company continues to evaluate the impact of this Interpretation and guidance on its application, the Company does not expect that the adoption of FIN 48 will have a material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. The Company expects to adopt SFAS No. 157 beginning January 1, 2008. The Company is currently evaluating the impact that this pronouncement may have on its condensed consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for the year ended December 31, 2006. The impact of the adoption of SAB 108 did not have any impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company expects to adopt SFAS No. 159 beginning January 1, 2008. The Company is currently evaluating the impact that this pronouncement may have on its condensed consolidated financial statements.

Note 2	RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS

Audit Committee Investigation of Historical Stock Option Practices

In early July 2006, the Company began a voluntary internal review of its historical stock option granting practices. Following a review of preliminary findings, the Company announced on July 25, 2006, that the Audit Committee of the Company’s Board of Directors had initiated an independent investigation regarding the timing of the Company’s past stock option grants and other related issues. The Audit Committee, with the assistance of independent legal counsel and forensic accountants, determined that the actual measurement dates for certain stock option grants differed from the recorded measurement dates used for financial accounting purposes for such stock option grants.

On October 30, 2006, the Company announced that financial statements for all annual and interim periods prior to that date should no longer be relied upon due to errors in recording stock-based compensation expense. Specifically, this notice of non-reliance applied to the three year period ended December 31, 2005, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the financial statements for the interim periods contained in the Quarterly Reports on Form 10-Q filed with respect to each of these years, the financial statements included in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2006, as well as financial statements for fiscal years prior to December 31, 2003.

Results of Audit Committee Investigation

The Audit Committee’s investigation was completed in April 2007. The investigation covered 110 stock option grants to approximately 4,250 recipients for all grant dates during the period from January 1, 1997 through August 3, 2006. The Audit Committee extended the scope of the original review by having the Company conduct an analysis of 92 additional stock option grants during the period from March 19, 1991, the date of the Company’s initial public offering, to December 31, 1996.

In connection with the investigation, independent legal counsel and the forensic accountants analyzed more than 1,000,000 pages of hard copy documents, over 600,000 electronic documents, and conducted interviews of 63 current and former directors, officers, and employees. Based on the investigation, the Audit Committee concluded that:

(1) Certain stock option grants were priced retroactively,

(2) These incorrectly recorded stock option grants had incorrect measurement dates for financial accounting purposes and were not accounted for correctly in the Company’s previously issued financial statements,

(3) During 1998, in two separate repricing programs, employees were allowed to elect stock options to be repriced after the stated repricing deadlines had expired,

(4) There was evidence that the October 1998 repricing offer was not communicated to employees until after the October 12, 1998 deadline to accept the repricing offer,

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

(5) Certain employees were allowed to record stock option exercises on dates other than the actual transaction date, thereby potentially reducing the taxable gain to the employee and reducing the tax deduction available to the Company,

(6) Stock option cancellation dates were changed to allow certain employees to both continue vesting and exercise stock options beyond the standard 30-day period following termination from the Company,

(7) All of the above actions were taken without required approvals, including approval by the Board of Directors, or the Compensation Committee of the Board of Directors, and

(8) Atmel’s internal controls relating to the stock option granting process were inadequate, and there was an inadequate and inconsistent procedure at the Company for processing stock option grants.

As a result of the findings of the Audit Committee’s investigation, the Company determined that material stock-based compensation adjustments were required due to measurement date errors resulting from retroactive pricing of stock options for the period beginning in April 1993 and continuing through January 2004. The Audit Committee found that such retroactive pricing was intentional and violated the terms of the Company’s stock option plans. The Audit Committee found that, after January 2004, the Company improved stock option granting processes, and since that time, has granted stock options in accordance with the Company’s stock option plans and approval procedures. The Company did not identify any material stock-based compensation adjustments that were required for grants made in periods after January 2004.

In accordance with Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations, with respect to periods through December 31, 2005, the Company should have recorded stock-based compensation expense to the extent that the fair market value of the Company’s common stock on the stock option grant measurement date exceeded the exercise price of each stock option granted. For periods commencing January 1, 2006 (the beginning of fiscal year 2006), the Company has recorded stock-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123R”). Beginning in 2006, the incremental stock-based compensation expense resulting from errors identified in the investigation and subsequent management review is included in stock-based compensation expense accounted for under the provisions of SFAS No. 123R. Under the provisions of SFAS No. 123R, incremental stock-based compensation expense resulting from errors identified related to previous stock option practices did not have a material impact to the consolidated statement of operations for the year ended December 31, 2006.

As a result of the measurement date and other errors identified in the Audit Committee’s investigation and subsequent management review, the Company recorded aggregate non-cash stock-based compensation expenses for the period from 1993 through 2005 of approximately $116,242, plus associated payroll tax expense of $1,948, less related income tax benefit of $12,356, for a net expense related to stock option adjustments of $105,834. These expenses had the effect of decreasing net income or increasing net loss and decreasing retained earnings or increasing accumulated deficit as previously reported in the Company’s historical financial statements.

The stock compensation expense amounts were determined primarily utilizing guidance under APB No. 25 (intrinsic value-based expense), and were amortized ratably over the vesting term of the stock options. If a stock option was forfeited prior to vesting, the compensation expense recorded in the consolidated statement of operations in prior periods was reversed, as well as any remaining unamortized unearned stock-based compensation associated with the forfeited stock options. Accordingly, the net stock-based compensation expense amortized in the consolidated statement of operations is lower than the gross stock-based compensation expense calculated based on APB No. 25 (intrinsic-value based expense) at the grant date. A substantial portion of these revised compensation amounts would have been expensed in the consolidated statements of operations during the fiscal years from 1993 through 2005. As of December 31, 2005, the remaining APB No. 25 (intrinsic value-based) unamortized unearned stock-based compensation balance related to the errors identified during the investigation and subsequent management review was approximately $2,942. Following the adoption of SFAS No. 123R on January 1, 2006, this

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

unamortized unearned stock-based compensation balance amount was eliminated against additional paid-in capital in the consolidated balance sheet.

The Company determined that the measurement date and other errors identified in the investigation involved the falsification of the Company’s records, resulting in false information and representations provided to the Company’s independent registered public accounting firm and erroneous financial statements previously filed with the SEC.

The types of errors identified were as follows:

Improper Measurement Dates for Stock Option Grants.  The Company determined that material stock-based compensation adjustments were required in connection with certain stock option grants that the Company made during fiscal years 1993 through 2004. During the period under review, the Company determined that 101 out of 202 stock option grants resulted in a correction to the previously used measurement dates, of which 53 of the grants resulted in recording additional stock compensation expense. For those grants determined to have been retroactively recorded, the time period between the grant date and the corrected measurement date ranged from 1 day to over three years.

Evidence of incorrect measurement dates included, but was not limited to, several different versions of stock option grant lists, “change-of-status” forms and “request for stock-options-grant” forms dated subsequent to original stock option measurement dates, delays in entering grant information into the Company’s stock administration database, Equity Edge, email correspondence, and handwritten comments on various documents. The investigation revealed that certain individual stock option grants were not finalized at the time they were approved by the Board of Directors or were never approved by the Board of Directors. There was no evidence that the Board approved the backdating of any stock options. Stock-based compensation expenses related to stock option grants with improper measurement dates included in restated financial statements for prior years, up to and including fiscal year 2005, totaled approximately $72,326, net of forfeitures.

Stock Option Repricing Programs.  During 1998, the Company offered employees two opportunities to reprice outstanding stock options with exercise prices above certain values (commonly referred to as “out of the money” or “underwater” options) at the time of the repricing. Stock option repricing programs were offered with effective dates of January 14, 1998 and October 9, 1998 for all stock options priced above $4.25 and $1.98, respectively (adjusted for stock splits). Employees elected to reprice 6.7 million and 14.1 million stock options in the January and October 1998 repricing programs, respectively.

As a result of the investigation, the Audit Committee determined that some employees were allowed to elect stock options to be repriced after the stated effective dates, without the approval of the Board of Directors, thereby allowing employees to reprice their stock options retroactively below the fair market value at the time of their acceptance of the repricing offer, which should have resulted in the Company recording compensation expense.

Based on the revised measurement dates, the January 1998 repricing did not result in material compensation amounts related to employee elections to reprice stock options below fair market value on the date of election. However, the October 1998 repricing resulted in compensation expense of $23,778 as determined under APB No. 25, net of forfeitures, for stock options repriced below market value on the date of election.

Delays in finalizing repricing elections for employee stock options also resulted in additional compensation expense attributable to FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” (“FIN 44”), which became effective for any stock options repriced after December 15, 1998. The results of the investigation revealed that, due to the delay in communicating the stock option repricing program to employees, no employees elected to reprice their stock options before the effective date, and that 98% of employees elected to reprice their stock options after the December 15, 1998 transition date for FIN 44 accounting requirements. FIN 44 requires that the value of these stock option awards be remeasured at the end of each reporting period until the award is exercised, forfeited, or expires unexercised. The special transition rules for FIN 44

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

stipulated that the financial impact from stock option repricings after December 15, 1998 be delayed until the first reporting period after July 1, 2000, from which time compensation expense related to any increase in value for stock options which were earlier repriced, and were outstanding and unvested at July 1, 2000, was to be recorded, utilizing variable accounting provisions under FIN 44.

The October 1998 repricing resulted in additional cumulative compensation expenses totaling $13,278 related to the FIN 44 transition rules where variable accounting provisions applied, based on the difference between the repricing value of $1.98 per share and the fair market value at the FIN 44 transition date of June 30, 2000 of $18.44 per share for unvested stock options outstanding as of June 30, 2000. Stock options repriced after December 15, 1998, which were outstanding and unvested at July 1, 2001, were subject to variable accounting adjustments for each reporting period after June 30, 2000 based on the fair market value of the Company’s shares at the end of each period. Variable accounting adjustments could result in either an increase or a reduction to compensation expense, depending on whether the Company’s share price increased or declined during the period. As a result, compensation expenses (credits) of $(472), $(773), $8,539, $(5,601), $4,478, and $7,107 were recorded related to variable accounting for the October 1998 repricing program for the fiscal years 2005, 2004, 2003, 2002, 2001, and 2000, respectively.

In summary, stock-based compensation expenses related to stock option repricing programs included in restated financial statements for prior years, up to and including fiscal year 2005, totalled approximately $37,109, net of forfeitures.

Modifications to Stock Options for Terminated Employees and Other Related Issues.  The investigation also identified a number of instances where Company actions resulted in modifications to stock option terms beyond those specified in the original terms of the grants, resulting in additional compensation expense. The investigation found that most of these modifications were not approved by the Board of Directors or the Compensation Committee and resulted from:

•	Stock option cancellation dates that were changed to allow employees to exercise stock options beyond the standard 30-day period following termination of employment from the Company,

•	Severance agreements offered to certain employees that allowed for continued vesting and rights to exercise stock options beyond the standard terms of the Company’s stock option plans,

•	Additional vesting and ability to exercise stock options for certain employees not terminated from the Company’s Equity Edge database in a timely manner following their departure from the Company, due to administrative errors,

•	Stock options awarded to certain employees after their date of termination, primarily due to administrative delays in processing stock option requests and the lack of systems to monitor employee status, and

•	Exercises of stock options after expiration of the 10-year term of the options.

The investigation also identified instances where certain employees’ stock option exercises were backdated to dates other than the actual transaction date, thereby reducing the taxable gain to the employee and reducing the tax deduction available to the Company. In addition, there were instances where employee stock option grant dates preceded employee hire dates. Finally, certain employees were allowed to exercise stock options and defer settling with the Company for share purchase amounts and related payroll taxes under non-recourse loan arrangements.

Compensation expense from such modifications to stock options resulted from actions approved by former executives of the Company and inadvertent errors arising from the Company’s lack of centralized personnel tracking systems. The cumulative compensation expenses for modifications to stock options and other related issues included in restated financial statements for prior years, up to and including fiscal year 2005, were approximately $6,807.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Evaluation of the Conduct of Management and the Board of Directors

The Audit Committee considered the involvement of former and current members of management and the Board of Directors in the stock option grant process and concluded:

•	The evidence did not give rise to concern about the integrity of any current or former outside director,

•	The evidence did not give rise to concern about the integrity of any current officer, and

•	The individuals who were primarily responsible for directing the backdating of stock options were George Perlegos, the Company’s former Chief Executive Officer, and Mike Ross, the Company’s former General Counsel.

George Perlegos was one of the Company’s founders, and was Atmel’s Chief Executive Officer and Chairman of the Board from 1984 until August 2006. Based on evidence from the stock option investigation, the Audit Committee concluded that Mr. Perlegos was aware of, and often directed, the backdating of stock option grants. The evidence included testimony from stock administration employees and handwritten notations from Mr. Perlegos expressly directing stock administration employees to use prior Board meeting dates to determine stock option pricing for many employees’ stock option grants. The evidence showed that Mr. Perlegos circumvented the Company’s stock option plan requirements and granting procedures. The evidence indicated that Mr. Perlegos knew that stock option grants had to be approved by the Board and that the price for stock options should be set as of the date on which the Board approved the grant. There was evidence that, at least by 2002, Mr. Perlegos was informed about the accounting consequences of backdating stock options. However, the Audit Committee was unable to reach a conclusion as to whether Mr. Perlegos understood the accounting principles that apply to stock options, or whether he intended to manipulate the financial statements of the Company. Mr. Perlegos did not fully cooperate in the investigation. The evidence showed that Mr Perlegos did not receive a direct personal benefit from the backdating of stock options, and that Mr Perlegos did not receive any backdated stock options. Because of his involvement in the intentional backdating of stock options, the Audit Committee believed the evidence raised serious concerns regarding George Perlegos’s management integrity with respect to the stock option process.

On August 5, 2006, George Perlegos and three other Atmel senior executives were terminated for cause by a special independent committee of Atmel’s Board of Directors following an unrelated eight-month long investigation into the misuse of corporate travel funds.

Mike Ross was the Company’s General Counsel from 1989 until August 2006. Based on evidence from the stock option investigation, the Audit Committee concluded that Mr. Ross handled communications with the Board of Directors regarding stock options and, during certain periods, supervised Atmel’s stock administration department. The Audit Committee also concluded that Mr. Ross was aware of, and participated in the backdating of stock options. The evidence included witness testimony and documents that showed that Mr. Ross directed numerous changes to stock option lists approved by the Board of Directors, without the Board’s knowledge or approval. Stock administration employees stated, and records showed, that Mr. Ross directed stock administration employees to issue backdated stock option grants to employees and directed or permitted other actions to be taken contrary to the terms of Atmel’s stock option plans. The evidence from the investigation showed that Mr. Ross circumvented the Company’s stock option plan requirements and granting procedures. The evidence indicated that Mr. Ross knew that the stock option grants must be approved by the Board and that the price for stock options should be set as of the date on which the Board approved the grant. There was evidence that, at least by 2002, Mr. Ross was informed about accounting consequences of backdating stock options. The Committee was unable to conclude, however, whether Mr. Ross was aware of the accounting consequences of backdating stock options prior to 2002. The Committee was also unable to conclude whether Mr. Ross intended to manipulate the financial statements of the Company. There also was evidence that Mr. Ross personally benefited from the receipt of backdated stock options that were not approved by the Board of Directors, and that he backdated his exercises of his own stock options to dates on which the Company’s stock price was at a period low, thereby potentially reducing his tax liability. Mr. Ross did not cooperate in the investigation. Because of his involvement in the intentional backdating of stock options and his

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

other conduct, the Audit Committee believed the evidence indicated that Mike Ross lacked management integrity with respect to the stock option process.

Mr. Ross was one of the four Atmel senior executives who were terminated for cause on August 5, 2006, based upon the unrelated investigation into the misuse of corporate travel funds.

The evidence from the Audit Committee investigation did not raise similar concerns about other former officers.

Grant Date Determination Methodology

As part of its investigation, the Audit Committee determined whether the correct measurement dates had been used under applicable accounting principles for stock option awards. The measurement date corresponds to the date on which the option is deemed granted under applicable accounting principles, namely APB 25 and related interpretations, and is the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price.

For the period from March 1991 through July 2006, the Company maintained a practice of awarding stock options at monthly Board of Director meetings. During this period, approximately 186 monthly Board of Director meetings were held, each of which included approval of a schedule of employee stock option grants. In addition, there were 16 stock option grants approved by unanimous written consent during this same period. The Audit Committee’s investigation and subsequent management review found that, during this period, certain stock option grant lists approved by the Board of Directors were changed after the meeting dates and the changes were not communicated to the Board of Directors. The changes included adding or removing employee names, increasing or decreasing the number of stock options awarded and changing grant dates. As a result, the Company has determined that 101 out of 202 stock option awards were not finalized until after the original Board of Director meeting dates, or unanimous written consent effective dates, resulting in alternative measurement dates for accounting purposes. Of the 101 original award dates where stock option grant terms were not finalized, 53 grant dates resulted in a correction to the previously used measurement dates with fair market values above the original award’s exercise price.

The Company found that contemporaneous documentation in the form of emails, faxes, or internal forms were sufficient to provide a basis for determining the most likely date when stock option grants were finalized for many grants, resulting in alternative measurement dates. However, for certain stock option grants, no reliable objective evidence could be located supporting a specific date on which the number of stock options, and the specific employees to be awarded stock options, were finalized. For these cases, the Company determined the date of entry into the Equity Edge database to be the most reliable measurement date for determining when the terms of the stock option grants were finalized.

The Chief Accountant of the SEC, Conrad Hewitt, published a letter on September 19, 2006 outlining the SEC staff’s interpretation of specific accounting guidance under APB No. 25. In his letter, Mr. Hewitt advised registrants that “when changes to a list [of stock option award recipients] are made subsequent to the preparation of the list that was prepared on the award approval date, based on an evaluation of the facts and circumstances, the staff believes companies should conclude that either (a) the list that was prepared on the award approval date did not constitute a grant, in which case the measurement date for the entire award would be delayed until a final list has been determined or (b) the list that was prepared on the award approval date constituted a grant, in which case any subsequent changes to the list would be evaluated to determine whether a modification (such as a repricing) or cancellation has occurred [on an individual award basis].” The Company believes that application of conclusion (a) is appropriate under the circumstances observed during the period from 1993 through 2004.

Finalization of certain stock option grants was extended such that some employees exercised their stock options before the respective grant dates were finalized. In cases where exercises occurred before grant date

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

finalization, the fair market value of the Company’s common stock on the exercise date of the stock options was utilized to determine the related amount of compensation expense. For these stock options, the Company concluded that the date of exercise was the most appropriate date for determining that the stock option grant was finalized, and the Company used the fair market value on the stock option exercise date to calculate compensation expense. There were 922 stock options found to have been exercised before the revised measurement dates were finalized.

For the repricings offered to employees in 1998, alternative measurement dates were required because employee elections to reprice stock options were not finalized at the time of the stated repricing effective dates. For the January 1998 repricing, dated employee election forms served as the primary basis for determining the alternative measurement dates for each employee. For the October 1998 repricing, the date of entry into the Equity Edge database was deemed the most appropriate date for each employee’s repricing election date.

Use of Judgment

In light of the significant judgment used by management in establishing revised measurement dates, alternative approaches to those used by the Company could have resulted in different stock-based compensation expenses than those recorded in the restated consolidated financial statements. The Company considered various alternative approaches and believes that the approaches used were the most appropriate under the circumstances.

Restatement and Impact on Consolidated Financial Statements

As part of the restatement of the consolidated financial statements, the Company also recorded additional non-cash adjustments that were previously identified and considered to be immaterial. The cumulative after-tax benefit from recording these adjustments was $11,372 for the period from 1993 through 2005. These adjustments related primarily to the timing of revenue recognition and related reserves, recognition of grant benefits, accruals for litigation and other expenses, reversal of income tax expense related to unrealized foreign exchange translation gains, and asset impairment charges.

As a result of the errors identified, the Company restated its historical results of operations from fiscal year 1993 through fiscal year 2005 to record $94,462 of additional stock-based compensation expense, and associated payroll tax expense, together with other accounting adjustments, net of related income tax effects. For 2005 and 2004, these errors resulted in an after-tax expense (benefit) to the statement of operations of $453 and $(8,806), respectively. Additionally, the cumulative effect of the related after-tax expenses for periods prior to 2004 was $102,815. These additional stock-based compensation and other expenses were non-cash and had no impact on our reported revenue, cash, cash equivalents or marketable securities for each of the restated periods.

Prior to fiscal year 2002, the Company determined that it was more likely than not that it would realize the benefits of the future deductible amounts related to stock-based compensation expense. As a result, the Company recorded a cumulative tax benefit of $37,888 through March 31, 2002. In fiscal year 2002, the Company recorded a valuation allowance of approximately $25,532, related to tax benefits recognized in prior periods on the incremental stock-based compensation expense, as management believed at that time, based on the weight of available evidence, it was more likely than not that the deferred tax assets would not be realized. As a result of the valuation allowance, the Company recorded no income tax benefit in periods subsequent to 2002 relating to the incremental stock-based compensation expense. The cumulative income tax benefit recorded by the Company for periods prior to 2006 was $12,356.

For those stock option grants determined to have incorrect measurement dates for accounting purposes and that had been originally issued as incentive stock options, or ISOs, the Company recorded a liability for payroll tax contingencies in the event such grants would not be respected as ISOs under the principles of the Internal Revenue Code (“IRC”) and the regulations thereunder. The Company recorded expense and accrued liabilities for certain payroll tax contingencies related to incremental stock-based compensation totaling $1,948 for all annual periods from our fiscal year 1993 through December 31, 2005. The Company recorded net payroll tax benefits in the

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

amounts of $3,190 and $10,395 for our fiscal years 2005 and 2004, respectively. These benefits resulted from expiration of the related statute of limitations following payroll tax expense recorded in previous periods. The cumulative payroll tax expense for periods prior to fiscal year 2004 was $15,533.

The Company also considered the application of Section 409A of the IRC to certain stock option grants where, under APB No. 25, intrinsic value existed at the time of grant. In the event such stock options grants are not considered as issued at fair market value at the original grant date under principles of the IRC and the regulations thereunder and are subject to Section 409A, the Company is considering potential remedial actions that may be available. The Company does not expect to incur a material expense as a result of any such potential remedial actions.

Three of the Company’s stock option holders were subject to the December 31, 2006 deadline for Section 409A purposes. The Company is evaluating certain actions with respect to the outstanding options granted to non-officers and affected by Section 409A, as soon as possible after the filing of this Report.

The financial statement impact of the restatement of stock-based compensation expense and related payroll and income taxes, as well as other accounting adjustments, by year, is as follows (in thousands):

			Adjustment to	Adjustment to
			Income Tax Expense	Stock-Based
	Adjustment to		(Benefit) Relating	Compensation	Other
	Stock-Based	Adjustment to	to Stock-Based	Expense, Net of	Adjustments,
Fiscal	Compensation	Payroll Tax	Compensation and	Payroll and Income	Net of Income	Total Restatement
Year	Expense	Expense (Benefit)	Payroll Tax Expense	Taxes	Taxes	Expense (Benefit)

1993	$268	$1	$(110)	$159
1994	556	151	(293)	414
1995	1,944	688	(799)	1,833
1996	3,056	1,735	(1,449)	3,342
1997	5,520	1,968	(2,516)	4,972
1998	18,695	671	(6,147)	13,219
1999	18,834	1,832	(6,955)	13,711
2000	27,379	7,209	(11,576)	23,012
2001	19,053	1,655	(5,988)	14,720
2002	5,555	1,603	23,477	30,635
2003	12,416	(1,980)	—	10,436
Cumulative through December 31, 2003	113,276	15,533	(12,356)	116,453	$(13,638)	$102,815

2004	1,405	(10,395)	—	(8,990)	184	(8,806)
2005	1,561	(3,190)	—	(1,629)	2,082	453

Total	$116,242	$1,948	$(12,356)	$105,834	$(11,372)	$94,462

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

The financial statement impact of the restatement on previously reported stock-based compensation expense, including income tax impact by year, is as follows (in thousands):

				Income Tax
	Stock-Based			Expense (Benefit)
	Compensation	Stock-Based		Relating to	Stock-Based
	Expense	Compensation	Stock-Based	Stock-Based	Compensation
Fiscal	As Previously	Expense	Compensation	Compensation	Expense, Net of
Year	Reported	Adjustments	Expense, As Restated	Expense	Income Tax

1993	$—	$268	$268	$(110)	$158
1994	—	556	556	(230)	326
1995	—	1,944	1,944	(527)	1,417
1996	—	3,056	3,056	(780)	2,276
1997	—	5,520	5,520	(1,740)	3,780
1998	—	18,695	18,695	(5,889)	12,806
1999	—	18,834	18,834	(6,228)	12,606
2000	—	27,379	27,379	(8,770)	18,609
2001	—	19,053	19,053	(5,385)	13,668
2002	—	5,555	5,555	23,477	29,032
2003	3,301	12,416	15,717	—	15,717

Cumulative through December 31, 2003	3,301	113,276	116,577	(6,182)	110,395

2004	—	1,405	1,405	—	1,405
2005	289	1,561	1,850	—	1,850

Total	$3,590	$116,242	$119,832	$(6,182)	$113,650

As a result of these adjustments, the Company’s audited consolidated financial statements and related disclosures as of December 31, 2005 and for the two years ended December 31, 2005, have been restated.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

For explanatory purposes and to assist in analysis of the Company’s consolidated financial statements, the impact of the stock option and other adjustments that were affected by the restatement are summarized below:

	Total Cumulative			Total Cumulative
	Adjustments through			Adjustments through
	December 31,			December 31,
	2005	2005	2004	2003

Net loss as previously reported		$(32,898)	$(2,434)
Total additional stock-based compensation expense (benefit) resulting from:
Improper measurement dates for stock options	$72,326	1,778	2,110	$68,438
Stock option repricing errors	37,109	(472)	(773)	38,354
Other modifications to stock options	6,807	255	68	6,484
Payroll tax expense (benefit)	1,948	(3,190)	(10,395)	15,533

Total pre-tax stock option related adjustments	118,190	(1,629)	(8,990)	128,809
Income tax impact of stock option related adjustments	(12,356)	—	—	(12,356)

Total stock option related adjustments, net of income taxes	105,834	(1,629)	(8,990)	116,453

Other adjustments, net of income taxes	(11,372)	2,082	184	(13,638)

Total expense (benefit)	$94,462	453	(8,806)	$102,815

Net income (loss), as restated		$(33,351)	$6,372

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the stock-based compensation expenses and related payroll and income tax impact for the fiscal years 1993 through 2003 (in thousands):

Years Ended December 31,	2003	2002	2001	2000	1999	1998

Total additional stock-based compensation expense resulting from:
Improper measurement dates for stock options	$3,368	$10,032	$12,249	$14,574	$12,622	$5,275
Stock option repricing errors	8,539	(5,154)	6,547	10,423	4,829	13,170
Other modifications to stock options	509	677	257	2,382	1,383	250
Payroll tax expense (benefit)	(1,980)	1,603	1,655	7,209	1,832	671

Total pre-tax stock option related adjustments	10,436	7,158	20,708	34,588	20,666	19,366
Income tax charge (benefit)	—	23,477	(5,988)	(11,576)	(6,955)	(6,147)

Total stock option related adjustments, net of income taxes	$10,436	$30,635	$14,720	$23,012	$13,711	$13,219

Years Ended December 31,	1997	1996	1995	1994	1993

Total additional stock-based compensation expense resulting from:
Improper measurement dates for stock options	$4,494	$3,056	$1,944	$556	$268
Stock option repricing errors	—	—	—	—	—
Other modifications to stock options	1,026	—	—	—	—
Payroll tax expense	1,968	1,735	688	151	1

Total pre-tax stock option related adjustments	7,488	4,791	2,632	707	269
Income tax benefit	(2,516)	(1,449)	(799)	(293)	(110)

Total stock option related adjustments, net of income taxes	$4,972	$3,342	$1,833	$414	$159

Government Inquiries Relating to Historical Stock Option Practices

In January 2007, the Company received a subpoena from the Department of Justice (“DOJ”) requesting information relating to its past stock option grants and related accounting matters. In August 2006, the Company received a letter from the SEC making an informal inquiry and request for information on the same subject matters. In August 2006, Atmel received Information Document Requests from the Internal Revenue Service (“IRS”) regarding Atmel’s investigation into misuse of corporate travel funds and investigation into backdating of stock options. Atmel is cooperating fully with DOJ, SEC and IRS inquiries and intends to continue to do so. These inquiries likely will require the Company to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may adversely affect the Company’s results of operations and cash flow. Atmel cannot predict how long it will take or how much more time and resources Atmel will have to expend to resolve these government inquiries, nor can Atmel predict the outcome of these inquiries.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Late SEC Filings and NASDAQ Delisting Proceedings

Due to the Audit Committee investigation and the resulting restatements, the Company did not file on time this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, the Annual Report on Form 10-K for the year ended December 31, 2006 and the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2006 and the quarter ended March 31, 2007. As a result, the Company received four NASDAQ Staff Determination letters, dated May 14, 2007, March 8, 2007, November 14, 2006, and August 14, 2006, respectively, stating that it was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that its stock was subject to delisting from the NASDAQ Global Select Market. In response to the first notice of non-compliance, the Company requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). Following the hearing, the Panel granted the Company’s request for continued listing subject to the requirements that Atmel provides the Panel with certain information relating to the Audit Committee’s investigation, which was subsequently submitted to the Panel, and that we file the Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006 and any necessary restatements by February 9, 2007. On January 22, 2007, the NASDAQ Listing and Hearing Review Council (the “Listing Council”) determined to call the matter for review. The Listing Council also determined to stay the Panel decision that required the Company to file the Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006, by February 9, 2007. In connection with the call for review, the Listing Council requested that the Company provide an update on its efforts to file the delayed reports, which it did on March 2, 2007. On May 10, 2007, the Company received the decision of the Listing Council in response to its request for continued listing on the NASDAQ Global Select Market. Specifically, the Listing Council granted the Company’s request for an extension within which to satisfy NASDAQ’s filing requirement, through June 8, 2007. On June 4, 2007, the Board of Directors of The NASDAQ Stock Market (the “Nasdaq Board”) informed the Company that it had called the Listing Council’s decision for review and had determined to stay any decision to suspend the Company’s securities from trading, pending consideration by the Nasdaq Board in July 2007.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

The following tables reflect the impact of the restatement on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2005.

Condensed Consolidated Statement of Operations

Three Months Ended June 30, 2005

				Discontinued	As Restated and
		Restatement		Operations	Adjusted for
	As Previously	Adjustments	As	Adjustments	Discontinued
	Reported	(2)	Restated	(1)	Operations
(In thousands, except per share data)

Net revenues	$412,200	$—	$412,200	$(29,755)	$382,445
Operating expenses
Cost of revenues*	319,420	(631)	318,789	(18,669)	300,120
Research and development*	71,561	(1,716)	69,845	(1,675)	68,170
Selling, general and administrative*	53,312	(956)	52,356	(2,135)	50,221

Total operating expenses	444,293	(3,303)	440,990	(22,479)	418,511

Income (loss) from operations	(32,093)	3,303	(28,790)	(7,276)	(36,066)

Legal awards and settlements	1,250	—	1,250	—	1,250
Interest and other expenses, net	(10,300)	—	(10,300)	(94)	(10,394)

Income (loss) from continuing operations before income taxes	(41,143)	3,303	(37,840)	(7,370)	(45,210)
Benefit from (provision for) income taxes	(1,437)	54	(1,383)	2,102	719

Income (loss) from continuing operations	(42,580)	3,357	(39,223)	(5,268)	(44,491)
Income from discontinued operations, net of income taxes	—	—	—	5,268	5,268

Net income (loss)	$(42,580)	$3,357	$(39,223)	$—	$(39,223)

Basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.09)	$0.01	$(0.08)	$(0.01)	$(0.09)
Income from discontinued operations, net of income taxes	—	—	—	0.01	0.01

Net income (loss)	$(0.09)	$0.01	$(0.08)	$—	$(0.08)

Weighted-average shares used in basic and diluted net income (loss) per share calculations	480,793	480,793	480,793	480,793	480,793

*	Includes the following amounts related to stock-based compensation expense (benefit) (excluding payroll taxes):

	As Previously	Restatement	As
	Reported	Adjustments	Restated

Cost of revenues*	$—	$65	$65
Research and development*	—	(250)	(250)
Selling, general and administrative*	—	(42)	(42)

(1)	Amounts have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary. Results from the Grenoble subsidiary are classified as Discontinued Operations. See Note 8 for further discussion.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

(2)	Restatement adjustments for stock-based compensation expense (benefit), relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

Condensed Consolidated Statement of Operations

Six Months Ended June 30, 2005

				Discontinued	As Restated and
		Restatement		Operations	Adjusted for
	As Previously	Adjustments	As	Adjustments	Discontinued
	Reported	(2)	Restated	(1)	Operations
(In thousands, except per share data)

Net revenues	$831,977	$—	$831,977	$(57,135)	$774,842
Operating expenses
Cost of revenues*	652,195	(413)	651,782	(39,739)	612,043
Research and development*	140,282	(2,193)	138,089	(4,075)	134,014
Selling, general and administrative*	105,628	(1,073)	104,555	(4,280)	100,275

Total operating expenses	898,105	(3,679)	894,426	(48,094)	846,332

Income (loss) from operations	(66,128)	3,679	(62,449)	(9,041)	(71,490)

Legal awards and settlements	1,250	—	1,250	—	1,250
Interest and other expenses, net	(14,223)	—	(14,223)	(189)	(14,412)

Income (loss) from continuing operations before income taxes	(79,101)	3,679	(75,425)	(9,230)	(84,652)

Benefit from (provision for) income taxes	(6,500)	(388)	(6,888)	2,633	(4,255)

Income (loss) from continuing operations	(85,601)	3,291	(82,310)	(6,597)	(88,907)
Income from discontinued operations, net of income taxes	—	—	—	6,597	6,597

Net income (loss)	$(85,601)	$3,291	$(82,310)	$—	$(82,310)

Basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.18)	$0.01	$(0.17)	$(0.02)	$(0.19)
Income from discontinued operations, net of income taxes	—	—	—	0.02	0.02

Net income (loss)	$(0.18)	$0.01	$(0.17)	$—	$(0.17)

Weighted-average shares used in basic and diluted net income (loss) per share calculations	480,203	480,203	480,203	480,203	480,203

*	Includes the following amounts related to stock-based compensation expense (benefit) (excluding payroll taxes):

	As Previously	Restatement	As
	Reported	Adjustments	Restated

Cost of revenues*	$—	$27	$27
Research and development*	—	(743)	(743)
Selling, general and administrative*	—	(188)	(188)

(1)	Amounts have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary. Results from the Grenoble subsidiary are classified as Discontinued Operations. See Note 8 for further discussion.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

(2)	Restatement adjustments for stock-based compensation expense (benefit), relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

Condensed Consolidated Balance Sheet

December 31, 2005

				Discontinued	As Restated and
		Restatement		Operations	Adjusted for
	As Previously	Adjustments	As	Adjustments	Discontinued
	Reported	(2)	Restated	(1)	Operations
(In thousands, except per share data)

ASSETS
Current assets
Cash and cash equivalents	$300,323	$—	$300,323	$—	$300,323
Short-term investments	47,932	—	47,932	—	47,932
Accounts receivable, net of allowance for doubtful accounts of $3,976	235,341	—	235,341	(212)	235,129
Inventories	309,702	—	309,702	(21,482)	288,220
Current assets of discontinued operations	—	—	—	28,800	28,800
Other current assets	105,407	1,828	107,235	(7,106)	100,129

Total current assets	998,705	1,828	1,000,533	—	1,000,533
Fixed assets, net	890,948	—	890,948	(16,330)	874,618
Non-current assets of discontinued operations	—	—	—	16,330	16,330
Intangible and other assets	37,692	4,763	42,455	—	42,455

Total assets	$1,927,345	$6,591	$1,933,936	$—	$1,933,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$112,107	$—	$112,107	$—	$112,107
Convertible notes	142,401	—	142,401	—	142,401
Trade accounts payable	140,717	—	140,717	(14,993)	125,724
Accrued and other liabilities	201,398	8,812	210,210	(22,845)	187,365
Current liabilities of discontinued operations	—	—	—	37,838	37,838
Deferred income on shipments to distributors	18,345	—	18,345	—	18,345

Total current liabilities	614,968	8,812	623,780	—	623,780
Long-term debt less current portion	133,184	—	133,184	—	133,184
Convertible notes less current portion	295	—	295	—	295
Non-current liabilities of discontinued operations	—	—	—	4,493	4,493
Other long-term liabilities	238,607	699	239,306	(4,493)	234,813

Total liabilities	987,054	9,511	996,565	—	996,565

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 483,366 at December 31, 2005	483	—	483	—	483
Additional paid-in capital	1,293,420	106,841	1,400,261	—	1,400,261
Unearned stock-based compensation	—	(2,942)	(2,942)	—	(2,942)
Accumulated other comprehensive income	138,412	(12,357)	126,055	—	126,055
Accumulated deficit	(492,024)	(94,462)	(586,486)	—	(586,486)

Total stockholders’ equity	940,291	(2,920)	937,371	—	937,371

Total liabilities and stockholders’ equity	$1,927,345	$6,591	$1,933,936	$—	$1,933,936

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

(1)	Amounts have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary. Assets and liabilities of the Grenoble subsidiary are reclassified as assets and liabilities of discontinued operations. See Note 8 for further discussion.

(2)	Restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Condensed Consolidated Statement of Cash Flows

Six Months Ended June 30, 2005

	As Previously		As
	Reported		Restated
	(1)	Adjustments	(2)
(In thousands)

Cash flows from operating activities
Net loss	$(85,601)	$3,291	$(82,310)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	153,303	—	153,303
Gain on sales of fixed assets	(148)	—	(148)
Other non-cash losses	4,236	—	4,236
Recovery of doubtful accounts receivable	(1,991)	—	(1,991)
Accrued interest on zero coupon convertible debt	5,075	—	5,075
Accrued interest on other long-term debt	1,061	—	1,061
Stock-based compensation benefit	—	(904)	(904)
Changes in operating assets and liabilities
Accounts receivable	(1,327)	—	(1,327)
Inventories	15,450	—	15,450
Current and other assets	1,784	(7,712)	(5,928)
Trade accounts payable	(37,713)	—	(37,713)
Accrued and other liabilities	(5,364)	5,325	(39)
Deferred income on shipments to distributors	(2,064)	—	(2,064)

Net cash provided by operating activities	46,701	—	46,701

Cash flows from investing activities
Acquisitions of fixed assets	(140,256)	—	(140,256)
Proceeds from the sale of fixed assets	383	—	383
Acquisitions of intangible assets	(5,146)	—	(5,146)
Purchases of short-term investments	(6,371)	—	(6,371)
Sales or maturities of short-term investments	18,748	—	18,748

Net cash used in investing activities	(132,642)	—	(132,642)

Cash flows from financing activities
Proceeds from equipment financing and other debt	131,242	—	131,242
Principal payments on capital leases and other debt	(72,760)	—	(72,760)
Issuance of common stock	7,379	—	7,379

Net cash provided by financing activities	65,861	—	65,861

Effect of exchange rate changes on cash and cash equivalents	(23,122)	—	(23,122)

Net decrease in cash and cash equivalents	(43,202)	—	(43,202)

Cash and cash equivalents at beginning of period	346,350	—	346,350

Cash and cash equivalents at end of period	$303,148	$—	$303,148

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

(1)	Amounts have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary. Results from the Grenoble subsidiary are reclassified as Results from Discontinued Operations. See Note 8 for further discussion.

(2)	Restatement adjustments for stock options relating to improper measurement dates, repricing errors, modifications and related payroll tax expense (benefit) impacts.

Note 3	SHORT-TERM INVESTMENTS

Short-term investments at June 30, 2006 and December 31, 2005 primarily comprise U.S. and foreign corporate debt securities, U.S. Government and municipal agency debt securities, commercial paper, and guaranteed variable annuities.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets and as a component of other comprehensive income (loss). Realized gains are recorded based on the specific identification method. During the three and six months ending June 30, 2006 and 2005, the Company had no significant net realized gains on short-term investments. The carrying amount of the Company’s investments is shown in the table below:

	June 30, 2006		December 31, 2005
	Book Value	Market Value	Book Value	Market Value

U.S. Government debt securities	$1,000	$990	$884	$880
State and municipal debt securities	3,650	3,650	4,950	4,950
Corporate equity securities	87	1,188	—	—
Corporate debt securities and other obligations	48,277	49,157	41,256	42,102

	53,014	54,985	47,090	47,932
Unrealized gains	2,009	—	871	—
Unrealized losses	(38)	—	(29)	—

Net unrealized gains	1,971	—	842	—

Total	$54,985	$54,985	$47,932	$47,932

Contractual maturities (at book value) of available-for-sale debt securities as of June 30, 2006, were as follows:

Due within one year	$9,310
Due in 1-5 years	3,035
Due in 5-10 years	3,575
Due after 10 years	37,094

Total	$53,014

Atmel has classified all investments with maturity dates of 90 days or more as short-term since it has the ability to redeem them within the year.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table shows the gross unrealized losses and fair value of the Company’s investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category as of June 30, 2006:

	Less Than 12 Months		Greater Than 12 Months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Corporate and municipal debt securities	$11,037	$(38)	$—	$—

The Company considers the unrealized losses in the table above to not be “other than temporary” due primarily to their nature, quality and short-term holding.

Note 4	INTANGIBLE ASSETS

Intangible assets as of June 30, 2006, consisted of the following:

	Gross	Accumulated	Net
	Assets	Amortization	Assets

Core/licensed technology	$89,114	$(80,480)	$8,634
Non-compete agreement	306	(306)	—
Patents	1,377	(1,198)	179

Total intangible assets	$90,797	$(81,984)	$8,813

Intangible assets as of December 31, 2005 consisted of the following:

	Gross	Accumulated	Net
	Assets	Amortization	Assets

Core/licensed technology	$87,679	$(76,318)	$11,361
Non-compete agreement	306	(306)	—
Patents	1,377	(968)	409

Total intangible assets	$89,362	$(77,592)	$11,770

Total amortization expense related to intangible assets for the three months ended June 30, 2006 and 2005 totaled $1,587 and $3,041, respectively, and amortization expense for the six months ended June 30, 2006 and 2005 totaled $3,166 and $5,708, respectively.

The following table presents the estimated future amortization of the intangible assets:

Years Ending December 31:

2006 (July 1 through December 31)	$3,017
2007	4,647
2008	1,040
2009	87
2010	22

Total future amortization	$8,813

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 5	BORROWING ARRANGEMENTS

Information with respect to Atmel’s debt and capital lease obligations is shown in the following table:

	June 30,	December 31,
	2006	2005

Various interest-bearing notes	$105,047	$97,070
Bank lines of credit	25,000	40,000
Convertible notes	—	142,696
Capital lease obligations	82,856	108,221

Total	212,903	387,987
Less: current portion of long-term debt	(137,226)	(112,107)
Less: convertible notes	—	(142,401)

Long-term debt due after one year	$75,677	$133,479

Maturities of long-term debt and capital lease obligations are as follows:

2006 (July 1 through December 31)	$54,069
2007	116,688
2008	43,028
2009	6,585
2010	5,503
Thereafter	7,137

233,010
Less: amount representing interest	(20,107)

Total	$212,903

Certain of the Company’s debt facilities contain terms that subject the Company to financial and other covenants. The Company was not in compliance with covenants requiring timely filing of U.S. GAAP financial statements as of June 30, 2006, and, as a result, the Company requested waivers from its lenders to avoid default under these facilities. Waivers were not received from all lenders, and as a result, the Company reclassified $44,904 of long-term debt to current debt on the condensed consolidated balance sheet as of June 30, 2006.

On June 30, 2006, the Company entered into a 3-year term loan agreement for $25,000 with a European bank to finance equipment purchases. The interest rate on this loan is based on the London Interbank Offered Rate (“LIBOR”) plus 2.5%. Principal repayments are to be made in equal quarterly installments beginning September 30, 2006. The loan is collateralized by the financed assets and is subject to certain cross-default provisions. As of June 30, 2006, the outstanding balance on the term loan was $25,000 and was classified as an interest bearing note in the summary debt table above. As of June 30, 2006, the Company was not in compliance with this facility’s covenants and did not obtain a waiver from the lender. As a result of not receiving a waiver, the Company reclassified $20,834 (included within the $44,904 above) from long-term debt to current debt on the condensed consolidated balance sheet as of June 30, 2006.

On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165 million (“Facility”) with certain European lenders. This Facility is secured by the Company’s non-U.S. trade receivables. At June 30, 2006, the amount available to the Company under this Facility was $142,142, based on eligible non-U.S. trade receivables. Borrowings under the Facility bear interest at LIBOR plus 2% per annum, while the undrawn portion is subject to a commitment fee of 0.375% per annum. The terms of the Facility subject the Company to certain financial and other covenants and cross-default provisions. As of June 30, 2006, there were no

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

amounts outstanding under this Facility. Commitment fees and amortization of up-front fees paid related to the Facility for the three and six months ended June 30, 2006 totaled approximately $350 and $404, respectively, and are included in interest and other expenses, net in the condensed consolidated statement of operations. As of June 30, 2006, the Company was not in compliance with the Facility’s covenants but obtained a waiver from the lender.

In September 2005, the Company obtained a $15,000 term loan with a domestic bank. This term loan matures in September 2008. The interest rate on this term loan is LIBOR plus 2.25%. In December 2004, the Company had obtained a term loan with the same domestic bank in the amount of $20,000. Concurrent to this, the Company established a $25,000 revolving line of credit with this domestic bank. Both the term loan and the revolving line of credit mature in December 2007. The interest rate on the revolving line of credit is determined by the Company and must be either the domestic bank’s prime rate or LIBOR plus 2.0%. The interest rate on the term loan is 90-day euro Interbank Offered Rate (“EURIBOR”) plus 2.0%. All U.S. domestic account receivable balances secure amounts borrowed. The revolving line of credit and both term loans require the Company to meet certain financial ratios and to comply with other covenants on a periodic basis. The Company was in compliance with these covenants as of June 30, 2006. As of June 30, 2006, the full $25,000 of the revolving line of credit was outstanding and $20,890 of the term loans was outstanding and was classified as an interest bearing note in the summary debt table above. As of June 30, 2006, the Company was not in compliance with the facility’s covenants but obtained a waiver from the lender effective through August 31, 2007.

In June 2005, the Company entered into a euro 43,156 ($52,237) term loan agreement with a domestic bank. The interest rate is fixed at 4.10%. The Company has pledged certain manufacturing equipment as collateral. The loan is required to be repaid in equal installments of euro 3,841($4,649) per calendar quarter commencing on June 30, 2005, with the final payment due on June 28, 2008. As of June 30, 2006, the outstanding balance on the loan was $37,553 and was classified as an interest-bearing note in the summary debt table above. As of June 30, 2006, the Company was not in compliance with this facility’s covenants and did not obtain a waiver from the lender. As a result of not receiving a waiver, the Company reclassified $19,159 (included in the $44,904 above) from long-term debt to current debt on the condensed consolidated balance sheet as of June 30, 2006.

In February 2005, the Company entered into an equipment financing arrangement in the amount of euro 40,685 ($54,005) which is repayable in quarterly installments over three years. The stated interest rate is EURIBOR plus 2.25%. This equipment financing is collateralized by the financed assets. As of June 30, 2006, the balance outstanding under the arrangement was $31,191 and was classified as a capital lease.

In September 2004, the Company entered into a euro 32,421 ($40,274) loan agreement with a European bank. The loan is to be repaid in equal principal installments of euro 970 ($1,205) per month plus interest on the unpaid balance, with the final payment due on October 1, 2007. The interest rate is fixed at 4.85%. The Company has pledged certain manufacturing equipment as collateral. This note requires Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis. As of June 30, 2006, the outstanding balance on the loan was $19,179 and was classified as an interest-bearing note in the summary debt table above. As of June 30, 2006, the Company was not in compliance with this facility’s covenants and did not obtain a waiver from the lender. As a result of not receiving a waiver, the Company reclassified $4,911 (included in the $44,904 above) from long-term debt to current debt on the condensed consolidated balance sheet as of June 30, 2006.

In June 2003, the Company entered into a $15,000 revolving line of credit with a domestic bank. The full amount of the line of credit was repaid on June 25, 2006.

In April 1998, the Company completed a sale of zero coupon subordinated convertible notes, due 2018, for proceeds of $115,004. On April 21, 2003, the Company paid $134,640 in cash to those note-holders of the 2018 convertible notes that submitted these notes for redemption. The 2018 convertible notes were convertible at any time, at the option of the holder, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount. The effective interest rate of the notes was 5.5% per annum. At any time, the Company had the option to redeem these notes for cash, in whole at any time or in part from time to time at redemption prices

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

equal to the issue price plus accrued interest. At the option of the holders on April 21, 2008, and 2013, the Company was required to repurchase the notes at prices equal to the issue price plus accrued original issue discount through date of repurchase. On June 30, 2006, the notes were redeemed in full, at the Company’s option, for $302.

In May 2001, the Company completed a sale of zero coupon convertible notes, due 2021, for approximately $200,027. The notes were convertible at any time, at the option of the holder, into the Company’s common stock at the rate of 22.983 shares per $1 (one thousand dollars) principal amount. The effective interest rate of the debentures was 4.75% per annum. In December 2005, the Company repurchased a portion of these notes for an aggregate purchase price of $81,250 (including commissions) in privately negotiated transactions. On May 23, 2006, substantially all of the convertible notes outstanding were redeemed for $144,322. The balance of $891 was called by the Company in June 2006. The gain on redemption of these notes was not significant.

The Company’s remaining $54,090 in outstanding debt obligations are comprised of $51,665 in capital leases and $2,425 in an interest bearing note. Included within the outstanding debt obligations are $28,459 variable-rate debt obligations where the interest rates are based on either the LIBOR plus 2.38% or the short-term EURIBOR plus 0.9%. Approximately $160,313 of the Company’s total debt obligations have cross default provisions.

Note 6	RETIREMENT PLANS

The Company sponsors defined benefit pension plans that cover substantially all French and German employees. Plan benefits are provided in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The plans are unfunded. Pension liabilities and charges to expense are based upon various assumptions, updated quarterly, including discount rates, future salary increases, employee turnover, and mortality rates.

Retirement Plans consist of two types of plans. The first plan type provides for termination benefits paid to employees only at retirement, and consists of approximately one to five months of salary. This structure covers the Company’s French employees. The second plan type provides for defined benefit payouts for the remaining employee’s post-retirement life, and covers the Company’s German employees.

The aggregate net pension cost relating to the two plan types for each of the three and six months ended June 30, 2006 and 2005, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Service costs-benefits earned during the period	$795	$570	$1,521	$1,189
Interest cost on projected benefit obligation	629	522	1,204	1,076
Amortization of actuarial loss	150	24	284	55

Net pension cost	$1,574	$1,116	$3,009	$2,320

Distribution of pension costs
Continuing operations	$1,438	$1,032	$2,738	$2,098
Discontinued operations	136	84	271	222

Net pension cost	$1,574	$1,116	$3,009	$2,320

Amounts have been adjusted to classify the results of our Grenoble, France, subsidiary as Discontinued Operations. See Note 8 for further discussion.

The Company made $250 in benefit payments during the six months ended June 30, 2006.

The Company’s pension liability represents the present value of estimated future benefits to be paid. With respect to the Company’s unfunded plans in Europe, during 2006, an increase in the discount rate used to calculate

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

the present value of the pension obligation resulted in a decrease in the pension liability of $3,381, compared to December 31, 2005, and was included as a minimum pension liability adjustment, net of tax, in stockholders’ equity in the condensed consolidated balance sheet as of June 30, 2006, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”

Executive Deferred Compensation Plan

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

At June 30, 2006, and December 31, 2005, the Company’s deferred compensation plan assets totaled $2,785 and $2,759, respectively, and are included in other current assets on the condensed consolidated balance sheets and the corresponding deferred compensation plan liability at June 30, 2006 and December 31, 2005, totaled $2,785 and $2,759, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.

401(k) Tax Deferred Savings Plan

The Company maintains a 401(k) Tax Deferred Savings Plan for the benefit of qualified employees who are primarily U.S. based, and matches each eligible employee’s contribution up to a maximum of five hundred dollars. The Company matching contribution was $186, $371, $200 and $399 for the three and six months ended June 30, 2006 and 2005, respectively.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 7	RESTRUCTURING CHARGES AND LOSS ON SALE

The following table summarizes the activity related to the accrual for restructuring and other charges and loss on sale detailed by event for the six months ended June 30, 2006 and the year ended December 31, 2005, as restated.

	January 1,				June 30,
	2006		Non-Cash		2006
	Accrual	Charges	Utilization	Payments	Accrual
(In thousands)

Third quarter of 2002
Termination of contract with supplier	$9,833	$—	$—	$(468)	$9,365
Third quarter of 2005
Employee termination costs	1,246	—	—	(1,169)	77
Fourth quarter of 2005
Nantes fabrication facility sale	1,310	—	—	(1,077)	233
Employee termination costs	1,223	—	—	(1,196)	27
First quarter of 2006
Employee termination costs	—	151	—	(70)	81

Total 2006 activity	$13,612	$151	$—	$(3,980)	$9,783

	January 1,				December 31,
	2005		Non-Cash		2005
	Accrual	Charges	Utilization	Payments	Accrual

Third quarter of 2002
Termination of contract with supplier	$10,919	$—	$—	$(1,086)	$9,833
Third quarter of 2005
Employee termination costs	—	2,452	—	(1,206)	1,246
Fourth quarter of 2005
Nantes fabrication facility sale	—	10,585	(1,454)	(7,821)	1,310
Employee termination costs	—	2,031	—	(808)	1,223
Asset disposals	—	2,614	(2,614)	—	—

Total 2005 activity	$10,919	$17,682	$(4,068)	$(10,921)	$13,612

2006 Restructuring Activities

In the first quarter of 2006, the Company incurred $151 in restructuring charges primarily comprised of severance and one-time termination benefits.

2005 Restructuring Activities

Beginning in the third quarter of 2005, the Company began to implement cost reduction initiatives to further align its cost structure to industry conditions, targeting high labor costs and excess capacity. Pursuant to this, during 2005, the Company recorded restructuring charges and loss on the sale of its Nantes fabrication facility of $17,682. These charges consisted of the following:

•	$4,483 in one-time involuntary termination severance benefits costs related to the termination of 193 employees primarily in manufacturing, research and development and administration.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

•	$2,614 of building and improvements were removed from operations and written down to zero following relocation of certain manufacturing activities to Asia.

•	$10,585 associated with the loss on the sale of the Company’s Nantes fabrication facility, including the cost of transferring 319 employees to the buyer.

In 2005, the Company paid $2,014 related to employee termination costs and $7,821 related to the Nantes fabrication facility sale. In the three and six months ended June 30, 2006, the Company paid $1,173 and $2,365, respectively, of the employee termination costs and $204 and $1,077, respectively, related to the Nantes fabrication facility sale.

All termination benefit charges were recorded in accordance with SFAS No. 146.

Unpaid restructuring and other charges incurred in 2006 and 2005 are expected to be paid by June 30, 2007, and are recorded in current liabilities within accrued and other liabilities on the condensed consolidated balance sheet.

In conjunction with the Company’s restructuring efforts in the third quarter of 2002, the Company incurred a $12,437 charge related to the termination of a contract with a supplier. The charge was estimated using the present value of the future payments which totaled approximately $18,112 at the time. At June 30, 2006, the remaining restructuring accrual was $9,365 and will be paid over the next 8 years. The current balance is recorded with current liabilities in accrued and other liabilities on the condensed consolidated balance sheet. The long-term balance is recorded in other long-term liabilities on the condensed consolidated balance sheet.

In the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005, restructuring charges related to the Grenoble, France, subsidiary included in Results from Discontinued Operations totaled $0, $0, $193 and $0, respectively.

Note 8	DISCONTINUED OPERATIONS

Grenoble, France, Subsidiary Sale

The Company’s condensed consolidated financial statements and related footnote disclosures reflect the results of the Company’s Grenoble, France, subsidiary as Discontinued Operations, net of applicable income taxes, for all reporting periods presented.

In July 2006, Atmel completed the sale of its Grenoble, France, subsidiary to e2v technologies plc, a British corporation (“e2v”). On August 1, 2006, the Company received $140,000 in cash upon closing ($120,073, net of working capital adjustments and costs of disposition).

The facility was originally acquired in May 2000 from Thomson-CSF, and was used to manufacture image sensors, as well as analog, digital and radio frequency ASICs.

Technology rights and certain assets related to biometry or “Finger Chip” technology were excluded from the sale. As of July 31, 2006, the facility employed a total of 519 employees, of which 14 employees primarily involved with the Finger Chip technology were retained, and the remaining 505 employees were transferred to e2v.

In connection with the sale, Atmel agreed to provide certain technical support, foundry, distribution and other services extending up to four years following the completion of the sale, and in turn e2v has agreed to provide certain design and other services to Atmel extending up to 5 years following the completion of the sale. The financial statement impact of these agreements is not expected to be material to the Company. The ongoing cash flows between Atmel and e2v are not significant and hence the Company has met the criteria in SFAS No. 144, which were necessary to classify the Grenoble, France, subsidiary as discontinued operations.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table shows the components of the gain from the sale of Discontinued Operations, net of taxes, recognized upon the sale:

Proceeds, net of working capital adjustments	$122,610
Costs of disposition	(2,537)

Net proceeds from the sale	120,073

Less: book value of net assets sold	(14,866)
Cumulative translation adjustment	4,631

Gain on sale of discontinued operations, before income taxes	109,838
Provision for income taxes	(9,506)

Gain on sale of discontinued operations, net of income taxes	$100,332

The following table summarizes results from Discontinued Operations for the periods indicated included in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Net revenues	$33,287	$29,755	$69,287	$57,135
Operating costs and expenses	25,896	22,385	50,262	47,907

Income from discontinued operations, before income taxes	7,391	7,370	19,025	9,228
Less: provision for income taxes	(1,963)	(2,102)	(7,735)	(2,631)

Income from discontinued operations, net of income taxes	$5,428	$5,268	$11,290	$6,597

Income from discontinued operations, net of income taxes, per common share:
Basic	$0.01	$0.01	$0.02	$0.01

Diluted	$0.01	$0.01	$0.02	$0.01

Weighted-average shares used in basic income per share calculations	486,928	480,793	486,252	480,203

Weighted-average shares used in diluted income per share calculations	493,045	480,793	491,981	480,203

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents the assets and liabilities classified as discontinued operations included in the condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005:

	2006	2005

ASSETS
Current assets
Accounts receivable	$—	$212
Inventories	25,923	21,482
Other current assets	4,250	7,106

Total current assets of discontinued operations	30,173	28,800
Fixed assets, net	—	16,330
Intangible and other assets	16,178	—

Total assets of discontinued operations	$46,351	$45,130

LIABILITIES
Current liabilities
Trade accounts payable	$—	$14,993
Accrued and other liabilities	40,211	22,845

Total current liabilities of discontinued operations	40,211	37,838
Other long-term liabilities	4,900	4,493

Total liabilities of discontinued operations	$45,111	$42,331

As of June 30, 2006 and December 31, 2005, cash balances of $17,006 and $9,620, respectively, related to the Grenoble subsidiary were included in cash and cash equivalents on the condensed consolidated balance sheet.

Note 9	ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss) for Atmel arises from foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains on investments.

The components of accumulated other comprehensive income at June 30, 2006 and December 31, 2005, net of tax are as follows:

	2006	2005
		As restated

Foreign currency translation	$183,861	$127,860
Minimum pension liability adjustments	734	(2,647)
Net unrealized gains on investments	1,971	842

Total accumulated other comprehensive income	$186,566	$126,055

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

The components of other comprehensive income (loss) are as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
		As restated

Net income (loss)	$12,987	$(82,310)
Other comprehensive income (loss):
Foreign currency translation adjustments	56,001	(126,927)
Minimum pension liability adjustment	3,381	(968)
Unrealized loss on derivative instruments	—	(19,006)
Unrealized gains on investments	1,129	158

Other comprehensive income (loss)	60,511	(146,743)

Comprehensive income (loss)	$73,498	$(229,053)

Note 10	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by using the weighted-average number of common shares outstanding during that period. Diluted net income per share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options and convertible securities for all periods. No dilutive potential common shares were included in the computation of any diluted per share amount when a loss from continuing operations was reported by the Company. The Company utilizes income or loss from continuing operations as the “control number” in determining whether potential common shares are dilutive or anti-dilutive.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share for both continuing and discontinued operations is provided as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
		As restated		As restated

Income (loss) from continuing operations	$2,851	$(44,491)	$1,697	$(88,907)
Income from discontinued operations, net of income taxes	5,428	5,268	11,290	6,597

Net income (loss)	$8,279	$(39,223)	$12,987	$(82,310)

Weighted-average common shares — basic	486,928	480,793	486,252	480,203
Incremental common shares attributable to exercise of outstanding options	6,117	—	5,729	—

Weighted-average common shares — diluted	493,045	480,793	491,981	480,203

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.09)	$0.00	$(0.19)
Income from discontinued operations, net of income taxes	0.01	0.01	0.03	0.02

Net income (loss)	$0.02	$(0.08)	$0.03	$(0.17)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.09)	$0.00	$(0.19)
Income from discontinued operations, net of income taxes	0.01	0.01	0.03	0.02

Net income (loss)	$0.02	$(0.08)	$0.03	$(0.17)

The following table summarizes weighted-average securities which were not included in the “Diluted weighted-average shares” calculations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Employee stock options outstanding	28,861	30,883	28,861	30,883
Incremental common shares attributable to exercise of outstanding options	(6,117)	—	(5,729)	—

Total employee stock options excluded from per share calculation	22,744	30,883	23,132	30,883
Common stock equivalent shares associated with:
Convertible notes due 2018	17	16	17	16
Convertible notes due 2021	1,941	5,000	2,620	4,971

Total shares excluded from per share calculation	24,702	35,899	25,769	35,870

The calculation of dilutive or potentially dilutive common shares related to the Company’s convertible securities considers the conversion features associated with these securities. Conversion features were considered, as at the option of the holders, the 2018 and 2021 convertible notes are convertible at any time, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount and 22.983 shares per $1 (one thousand dollars) principal amount, respectively. In this scenario, the “if converted” calculations are based upon the average outstanding convertible note balance for the last 12 months and the respective conversion ratios. See Note 5 for further discussion.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 11	INTEREST AND OTHER EXPENSES, NET

Interest and other expenses, net, is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		As restated		As restated

Interest and other income	$3,065	$986	$8,247	$2,591
Interest expense	(5,777)	(7,263)	(11,975)	(13,331)
Foreign exchange transaction gains (losses)	2,068	(4,117)	(3,535)	(3,672)

Total	$(644)	$(10,394)	$(7,263)	$(14,412)

For the three months ended June 30, 2006 and 2005, interest and other expenses, net, related to our Grenoble, France, subsidiary and included in Discontinued Operations totaled $234 and $94, respectively. For the six months ended June 30, 2006 and 2005, interest and other expenses, net, which was reclassified to Results from Discontinued Operations totaled $478 and $189, respectively (see Note 8 for further discussion).

Note 12	INCOME TAXES

For the three and six months ended June 30, 2006, the Company recorded income tax expense of $6,708 and $13,912, respectively, compared to income tax expense (benefit) of $(719) and $4,255 for the three and six months ended June 30, 2005, respectively.

The provision for income taxes for these periods relates to certain foreign subsidiaries which are profitable on a statutory basis for tax purposes as the Company is not recognizing any tax benefits for entities which have year to date losses and full valuation allowances provided against their related deferred tax assets. As a result, the provision for income taxes was at a higher effective rate than the Company expected if all entities were profitable.

In 2005, the Internal Revenue Service (“IRS”) completed its audit of the Company’s U.S. income tax returns for the years 2000 and 2001 and has proposed various adjustments to these income tax returns, including carryback adjustments to 1996 and 1999. In January 2007, after subsequent discussions with the Company, the IRS revised their proposed adjustments for these years. The Company has protested these proposed adjustments and is currently working through the matter with the IRS Appeals Division.

In May 2007, the IRS completed its audit of the Company’s U.S. income tax returns for the years 2002 and 2003 and has proposed various adjustments to these income tax returns. The Company will file a protest to these proposed adjustments and will work through the matter with the IRS Appeals Division.

While the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, cash flows or financial position, the outcome is subject to uncertainties. Should the Company be unable to reach agreement with the IRS on the various proposed adjustments, there exists the possibility of an adverse material impact on the results of operations, cash flows and financial position of the Company.

The Company’s French subsidiary’s income tax return for the 2003 tax year is currently under examination by the French tax authorities. The examination has resulted in an additional income tax assessment and the Company is currently pursuing administrative appeal of the assessment. While the Company believes the resolution of this matter will not have a material adverse impact on its results of operations, cash flows or financial position, the outcome is subject to uncertainty. The Company has provided its best estimate of income taxes and related interest and penalties due for potential adjustments that may result from the resolution of this examination, as well as for examinations of other open tax years.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

In addition, the Company has various tax audits in progress in certain U.S. states and foreign jurisdictions. The Company has provided its best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of these examinations, and examinations of open U.S. Federal, state and foreign tax years.

Note 13	OPERATING AND GEOGRAPHICAL SEGMENTS

The Company designs, develops, manufactures and sells a wide range of semiconductor integrated circuit products. The segments represent management’s view of the Company’s businesses and how it allocates Company resources and measures performance of its major components. In addition, each segment comprises product families with similar requirements for design, development and marketing. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits. Atmel’s four reportable segments are as follows:

•	Application specific integrated circuit (“ASIC”) segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of applications. This segment also encompasses a range of products which provide security for digital data, including smart cards for mobile phones, set top boxes, banking and national identity cards. The Company also develops customer specific ASICs, some of which have military applications.

•	Microcontrollers segment includes a variety of proprietary and standard microcontrollers, the majority of which contain embedded nonvolatile memory and integrated analog peripherals. This segment also includes products with military and aerospace applications.

•	Nonvolatile Memories segment consists predominantly of serial interface electrically erasable programmable read-only memory (“SEEPROM”) and serial interface Flash memory products. This segment also includes parallel interface Flash memories as well as mature parallel interface EEPROM and EPROM devices. This segment also includes products with military and aerospace applications.

•	Radio Frequency (“RF”) and Automotive segment includes products designed for the automotive industry. This segment produces and sells wireless and wired devices for industrial, consumer and automotive applications and it also provides foundry services which produce radio frequency products for the mobile telecommunications market.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on revenues and income or loss from operations excluding impairment and restructuring charges. Interest and other expenses, net, nonrecurring gains and losses, foreign exchange gains and losses and income taxes are not measured by operating segment.

The Company’s wafer manufacturing facilities fabricate integrated circuits for segments as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. Because segments are defined by the products they design and sell, they do not make sales to each other. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Information about Reportable Segments

		Micro-	Nonvolatile	RF and
	ASIC	Controllers	Memories	Automotive	Total

Three months ended June 30, 2006:
Net revenues from external customers	$122,731	$112,406	$93,215	$101,136	$429,488
Segment income (loss) from operations	(22,975)	25,488	2,442	5,248	10,203
Three months ended June 30, 2005 as restated:
Net revenues from external customers	$121,533	$77,292	$95,425	$88,195	$382,445
Segment income (loss) from operations	(34,645)	9,732	(6,661)	(4,492)	(36,066)

		Micro-	Nonvolatile	RF and
	ASIC	Controllers	Memories	Automotive	Total

Six months ended June 30, 2006:
Net revenues from external customers	$240,517	$209,674	$188,844	$191,237	$830,272
Segment income (loss) from operations	(42,506)	40,615	11,470	13,444	23,023
Six months ended June 30, 2005 as restated:
Net revenues from external customers	$244,305	$154,917	$195,111	$180,509	$774,842
Segment income (loss) from operations	(70,230)	20,995	(14,790)	(7,465)	(71,490)

Reconciliation of segment information to Condensed Consolidated Statement of Operations

Six Months Ended June 30,	2006

Total income from continuing operations for reportable segments	$23,023
Unallocated amounts:
Restructuring charges	(151)

Condensed consolidated income from operations	$22,872

Amounts have been adjusted to reflect the divestiture of our Grenoble subsidiary. For the three months ended June 30, 2006 and 2005, net revenue related to this subsidiary and included in Discontinued Operations totaled $33,287 and $29,755, respectively. For the six months ended June 30, 2006 and 2005, net revenue related to this subsidiary and included in Discontinued Operations totaled $69,287 and $57,135, respectively. These amounts were previously reported in our ASIC operating segment. See Note 8 for further discussion.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Geographic sources of net revenues for the three and six months ended June 30, 2006 and 2005, were as follows:

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2006	2005	2006	2005
		As restated		As restated

United States	$65,400	$52,396	$129,167	$101,782
Germany	49,671	34,241	92,528	71,202
France	40,113	34,270	80,885	68,774
United Kingdom	9,091	7,395	13,119	14,446
Japan	13,962	11,378	27,531	22,895
China, including Hong Kong	87,854	88,285	172,399	174,592
Singapore	69,543	68,160	131,170	136,136
Rest of Asia-Pacific	51,915	44,778	101,358	97,341
Rest of Europe	38,442	36,402	75,404	76,639
Rest of the World	3,497	5,140	6,711	11,035

Total	$429,488	$382,445	$830,272	$774,842

Locations of long-lived assets as of June 30, 2006 and December 31, 2005, were as follows:

	June 30,	December 31,
	2006	2005

United States	$221,317	$240,188
Germany	27,213	19,736
France	295,354	307,832
United Kingdom	285,736	294,381
Japan	191	191
China, including Hong Kong	721	709
Rest of Asia-Pacific	15,022	11,708
Rest of Europe	9,954	10,253

Total	$855,508	$884,998

At December 31, 2005, fixed assets and accumulated depreciation, related to the Grenoble, France, subsidiary and included in Non Current Assets of Discontinued Operations totaled $87,619 and $71,289, respectively, and are excluded from the table above.

Net revenues are attributed to countries based on delivery locations.

Note 14	COMMITMENTS AND CONTINGENCIES

Commitments

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

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

maximum amount. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws permit the indemnification of the Company’s agents. In the Company’s experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

Capital Purchase Commitments

At June 30, 2006, the Company had outstanding commitments for purchases of capital equipment of $18,713 which are expected to be delivered over the next several quarters.

Contingencies

Litigation

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

Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by Atmel. The complaint sought unspecified damages, costs and attorneys’ fees. Atmel disputed Agere’s claims. A jury trial for this action commenced on March 1, 2005, and on March 22, 2005, the jury found Agere’s patents invalid. Subsequently, a retrial was granted, and scheduled for the second quarter of 2006. In June 2006, the parties signed a confidential settlement agreement that included dismissal of the lawsuit, and terms whereby Atmel agreed to pay an undisclosed amount.

In 2005, Atmel filed suit against one of its insurers (the “Insurance Litigation”) regarding reimbursements for settlement and legal costs related to the Seagate case settled in May 2005. In June 2006, Atmel entered into a confidential settlement and mutual release agreement with the insurer whereby it recovered a portion of the litigation and settlement costs.

Net settlement costs of $6,000 resulting from the Agere and Insurance Litigation proceedings were included within selling, general, and administrative expense for the three and six months ended June 30, 2006.

On August 7, 2006, George Perlegos, Atmel’s former President and Chief Executive Officer, and Gust Perlegos, Atmel’s former Executive Vice President, Office of the President, filed three actions in Delaware Chancery Court against Atmel and some of its officers and directors under Sections 211, 220 and 225 of the Delaware General Corporation Law. In the Section 211 action, plaintiffs alleged that on August 6, 2006, the Board of Directors wrongfully cancelled or rescinded a call for a special meeting of Atmel’s stockholders, and sought an order requiring the holding of the special meeting of stockholders. In the Section 225 action, plaintiffs alleged that their termination was the product of an invalidly noticed board meeting and improperly constituted committees acting with gross negligence and in bad faith. They further alleged that there was no basis in law or fact to remove them from their positions for cause, and sought an order declaring that they continue in their positions as President and Chief Executive Officer, and Executive Vice President, Office of the President, respectively. For both actions, plaintiffs sought costs, reasonable attorneys’ fees and any other appropriate relief. The Section 220 action, which sought access to corporate records, was dismissed in 2006.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Regarding the Delaware actions, a trial was held in October 2006, the court held argument in December 2006, issued a Memorandum Opinion in February 2007, and granted a Final Order on March 15, 2007. Regarding the Section 211 action, the Court ruled in favor of the plaintiffs with regards to calling a Special Meeting of Stockholders.

Pursuant to the order of the Delaware Chancery Court, the Company held a Special Meeting of Stockholders on May 18, 2007 to consider and vote on a proposal by George Perlegos, our former Chairman, President and Chief Executive Officer, to remove five members of our Board of Directors and to replace them with five persons nominated by Mr. Perlegos. On June 1, 2007, following final tabulation of votes and certification by IVS Associates, Inc., the independent inspector of elections for the Special Meeting, the Company announced that stockholders had rejected the proposal considered at the Special Meeting.

Prior to the Special Meeting, Atmel also received a notice from Mr. Perlegos indicating his intent to nominate eight persons for election to our Board of Directors at our Annual Meeting of Stockholders to be held on July 25, 2007. On June 5, 2007, the Company received notice that Mr. Perlegos will not solicit proxies from the Company’s shareholders as to any issue, including the makeup of the Company’s Board of Directors, in connection with the Company’s annual meeting to be held in July 2007.

In the Section 225 action, the court found that the plaintiffs had not demonstrated any right to hold any office of Atmel. On April 13, 2007, George Perlegos and Gust Perlegos filed an appeal to the Supreme Court of the State of Delaware with respect to the Section 225 action. On April 27, 2007, Atmel filed a cross-appeal in the Supreme Court of the State of Delaware relating to the Section 225 claims. On May 23, 2007, George Perlegos and Gust Perlegos withdrew their appeal with respect to the Section 225 action.

In January 2007, the Company received a subpoena from the DOJ requesting information relating to its past stock option grants and related accounting matters. In August 2006, the Company received a letter from the SEC making an informal inquiry and request for information on the same subject matters. In August 2006, Atmel received Information Document Requests from the Internal Revenue Service (“IRS”) regarding Atmel’s investigation into misuse of corporate travel funds and investigation into backdating of stock options. The Company is cooperating fully with DOJ, SEC and IRS inquiries and intends to continue to do so. These inquiries likely will require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may adversely affect our results of operations and cash flow. The Company cannot predict how long it will take or how much more time and resources the Company will have to expend to resolve these government inquiries, nor can the Company predict the outcome of these inquiries. See Note 2 for further discussion.

On November 3, 2006, George Perlegos filed an administrative complaint against Atmel with the federal Occupational Safety & Health Administration (“OSHA”) asserting that he was wrongfully terminated by Atmel’s Board of Directors in violation of the Sarbanes-Oxley Act. More specifically, Mr. Perlegos alleges that Atmel terminated him in retaliation for his providing information to Atmel’s Audit Committee regarding suspected wire fraud and mail fraud by Atmel’s former travel manager and its third-party travel agent. Mr. Perlegos seeks reinstatement, costs, attorneys’ fees, and damages in an unspecified amount. On December 11, 2006, Atmel responded to the complaint, asserting that Mr. Perlegos’ claims are without merit and that he was terminated, along with three other senior executives, for the misuse of corporate travel funds. OSHA has made no determination yet as to whether it will dismiss the complaint or pursue a further investigation. If the matter is not dismissed, Atmel intends to defend against the claims vigorously.

From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. Atmel and the individual defendants have each moved to dismiss the consolidated amended complaint on various grounds. The state derivative cases have been consolidated. In April 2007, a consolidated derivative complaint was filed in the state court action and Atmel moved to stay it. Atmel believes that the filing of the derivative actions was unwarranted and intends to vigorously contest them.

On March 23, 2007, Atmel filed a complaint in the U.S. District Court for the Northern District of California against George Perlegos and Gust Perlegos. In the lawsuit, Atmel asserts that the Perlegoses are using false and misleading proxy materials in violation of Section 14(a) of the federal securities laws to wage their proxy campaign to replace Atmel’s President and Chief Executive Officer and all of Atmel’s independent directors. Further, Atmel asserts that the Perlegos group, in violation of federal securities laws, has failed to file a Schedule 13D as required, leaving stockholders without the information about the Perlegoses and their plans that is necessary for stockholders to make an informed assessment of the Perlegoses’ proposal. In its complaint, Atmel has asked the Court to require the Perlegoses to comply with their disclosure obligations, and to enjoin them from using false and misleading statements to improperly solicit proxies as well as from voting any Atmel shares acquired during the period the Perlegoses were violating their disclosure obligations under the federal securities laws. On April 11, 2007, George Perlegos and Gust Perlegos filed a counterclaim with respect to such matters in the U.S. District Court for the Northern District of California seeking an injunction (a) prohibiting Atmel from making false and misleading statements and (b) requiring Atmel to publish and publicize corrective statements, and requesting an award of reasonable expenses and costs of this action. Atmel disputes the claims of George and Gust Perlegos and is vigorously defending this action.

In October 2006, an action was filed in First Instance Labour Court, Nantes, France on behalf of 46 former employees of Atmel’s Nantes facility, claiming that the sale of the Nantes facility to MHS (XbyBus SAS) in December, 2005 was not a valid sale, and that these employees should still be considered employees of Atmel, with the right to claim social benefits from Atmel. The action is for unspecified damages. Atmel believes that the filing of this action is without merit and intends to vigorously defend the terms of the sale to MHS.

In January 2007, Quantum World Corporation filed a patent infringement suit in the United States District Court, Eastern District of Texas, naming Atmel as a co-defendant, along with a number of other electronics manufacturing companies. The plaintiff claims that the asserted patents allegedly cover a true random number generator and that the patents are used in the manufacture, use and offer for sale of certain Atmel products. The suit seeks damages from infringement and recovery of attorney fees and costs incurred. In March 2007, Atmel filed a counterclaim for declaratory relief that the patents are neither infringed nor valid. Atmel believes that the filing of this action is without merit and intends to vigorously defend against this action.

In March 2006, Atmel filed suit against AuthenTec in the United States District Court, Northern District of California, San Jose Division, alleging infringement of U.S. Patent No. 6,289,114, and on November 1, 2006, Atmel filed a First Amended Complaint adding claims for infringement of U.S. Patent No. 6,459,804. In November 2006, AuthenTec answered denying liability and counterclaimed seeking a declaratory judgment of non-infringement and invalidity, its attorneys’ fees and other relief. In May 2007, AuthenTec filed a motion to dismiss for lack of subject matter jurisdiction. In April 2007, AuthenTec filed, but has not served, an action against Atmel for declaratory relief in the United States District Court for the Middle District of Florida that the patents asserted against it by Atmel in the action pending in the Northern District of California are neither infringed nor valid. Atmel believes that AuthenTech’s claims are without merit and intends to vigorously pursue and defend these actions.

From time to time, the Company may be notified of claims that the Company may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Other Investigations

In addition to the investigation into stock option granting practices, the Audit Committee of Atmel’s Board of Directors, with the assistance of independent legal counsel and forensic accountants, conducted independent investigations into (a) certain proposed investments in high yield securities that were being contemplated by our former Chief Executive Officer during the period from 1999 to 2002 and bank transfers related thereto, and (b) alleged payments from certain of our customers to employees at one of our Asian subsidiaries. The Audit Committee has completed its investigations, including its review of the impact on our condensed consolidated financial statements for the six months ended June 30, 2006, and prior periods, and concluded that there was no impact on such consolidated financial statements.

Other Contingencies

For products and technology exported from the U.S. or otherwise subject to U.S. jurisdiction, the Company is subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the Office of Foreign Assets Control (“OFAC”), U.S. Department of the Treasury. The Company has recently discovered shortcomings in its export compliance procedures. The Company is currently analyzing product shipments and technology transfers, working with U.S. government officials to ensure compliance with applicable U.S. export laws and regulations, and developing an enhanced export compliance system. A determination by the U.S. government that the Company has failed to comply with one or more of these export controls or trade sanctions could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from U.S. participation in government contracts. Any one or more of these sanctions could have a material adverse effect on the Company’s business, financial condition and results of operations.

Income Tax Contingencies

In 2005, the Internal Revenue Service (“IRS”) completed its audit of the Company’s U.S. income tax returns for the years 2000 and 2001 and has proposed various adjustments to these income tax returns, including carryback adjustments to 1996 and 1999. In January 2007, after subsequent discussions with the Company, the IRS revised their proposed adjustments for these years. The Company has protested these proposed adjustments and is currently working through the matter with the IRS Appeals Division.

In May 2007, the IRS completed its audit of the Company’s U.S. income tax returns for the years 2002 and 2003 and has proposed various adjustments to these income tax returns. The Company will file a protest to these proposed adjustments and will work through the matter with the IRS Appeals Division.

While the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, cash flows or financial position, the outcome is subject to uncertainties. Should the Company be unable to reach agreement with the IRS on the various proposed adjustments, there exists the possibility of an adverse material impact on the results of operations, cash flows and financial position of the Company.

The Company’s French subsidiary’s income tax return for the 2003 tax year is currently under examination by the French tax authorities. The examination has resulted in an additional income tax assessment and the Company is currently pursuing administrative appeal of the assessment. While the Company believes the resolution of this matter will not have a material adverse impact on its results of operations, cash flows or financial position, the outcome is subject to uncertainty. The Company has provided its best estimate of income taxes and related interest and penalties due for potential adjustments that may result from the resolution of this examination, as well as for examinations of other open tax years.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

In addition, the Company has various tax audits in progress in certain U.S. states and foreign jurisdictions. The Company has provided its best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of these examinations, and examinations of open U.S. Federal, state and foreign tax years.

The Company’s income tax calculations are based on application of the respective U.S. Federal, state or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense.

Product Warranties

The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The majority of products are generally covered by a warranty typically ranging from 90 days to two years. Amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Assets and liabilities of the Grenoble subsidiary are reclassified as assets and liabilities of discontinued operations. See Note 8 for further discussion.

The following table summarizes the activity related to the product warranty liability for the six months ended June 30, 2006, and for the year ended December 31, 2005:

	2006	2005

Balance at beginning of period	$6,184	$7,514
Accrual for warranties during the period (including foreign exchange rate impact)	2,671	4,998
Change in accrual relating to preexisting warranties (including change in estimates)	(939)	(991)
Settlements made (in cash or in kind) during the period	(2,530)	(5,337)

Balance at end of period	$5,386	$6,184

Guarantees

During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either our subsidiaries or us. As of June 30, 2006, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements was approximately $12,044. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.

Note 15	SUBSEQUENT EVENTS

Sale of Business

In July 2006, Atmel completed the sale of its Grenoble, France, subsidiary to e2v technologies plc, a British corporation (“e2v”). On August 1, 2006, the Company received $140,000 in cash upon closing ($120,073, net of working capital adjustments and costs of disposition). See Note 8 for further discussion.

Termination of Senior Executives

On August 7, 2006, George and Gust Perlegos and two other Atmel senior executives were terminated for cause by a special independent committee of Atmel’s Board of Directors following an eight-month investigation

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

into the misuse of corporate travel funds. Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with the investigation of the Company’s historical stock option practices and related government inquiries and litigation. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The Company is currently paying or reimbursing legal expenses incurred in connection with these matters by a number of its current and former directors, officers and employees. The Company believes the fair value of any required future payments under this liability is adequately provided for within the reserves it has established for currently pending legal proceedings.

Employment Agreements

The Company entered into an employment agreement with Mr. Steven Laub, President and Chief Executive Officer, effective August 7, 2006. The agreement provides for certain payments and benefits to be provided in the event that Mr. Laub is terminated without “cause” or that he resigns for “good reason,” including a “change of control.” The agreement initially called for the Company to issue restricted stock to Mr. Laub on January 2, 2007. However, due to the Company’s non-timely status regarding its reporting obligations under the Securities Exchange Act of 1934 (“Exchange Act”), the Company has been unable to issue these shares. On March 13, 2007, Mr. Laub’s agreement was amended to provide for issuing these shares after the Company becomes current with its reporting obligations under the Exchange Act, or for an amount in cash if Mr. Laub’s employment terminates prior to issuance, equal to the portion that would have vested had these shares been issued on January 2, 2007, as originally intended.

Impairment and Restructuring Actions

During the quarter ended December 31, 2006, the Company initiated restructuring plans to reduce costs, enhance profitability and accelerate the Company’s growth. On December 12, 2006, the Company announced significant restructuring actions, including:

•	Redeployment of resources to accelerate the design and development of leading-edge products that target expanding markets, including ending development on lesser, unprofitable, non-core products. As a result of ending development efforts on certain non-core products, the Company will close several small research offices in 2007.

•	The Company’s intention to sell its wafer fabrication facilities in North Tyneside, United Kingdom and Heilbronn, Germany, in order to increase utilization of remaining wafer fabrication facilities and reducing future capital expenditure requirements.

•	The adoption of a fab-lite strategy, expanding our wafer foundry relationships and better utilizing our remaining wafer fabs.

•	A reduction in our non-manufacturing workforce of approximately 300 employees, through a combination of voluntary resignations, attrition and other actions.

As a result of these cost reduction initiatives, the Company recorded one-time impairment, restructuring, and other charges of approximately $121,194 in the fourth quarter of 2006 for fixed asset write-downs, severance and other expenses associated with the restructuring. A significant portion of these non-recurring charges relates to the non-cash impairment charges of approximately $72,277 for the North Tyneside manufacturing facility and approximately $10,305 for the Irving fabrication facility.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Sale of Facility

On May 1, 2007, the Company announced the sale of its Irving, Texas, wafer fabrication facility for approximately $36,500 in cash. The sale of the facility includes approximately 39 acres of land, the fabrication facility building, and related offices, and remaining equipment. An additional 17 acres was retained by the Company. The Company does not expect to record a material gain or loss on the sale, following the impairment charge recorded in the fourth quarter of 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006, filed contemporaneously with this Quarterly Report on Form 10-Q.

Forward Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with our Condensed Consolidated Financial Statements and the related “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2006, the effect of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) on our consolidated financial results, our anticipated operating expenses and liquidity, the effect of our restructuring efforts and our expectations regarding the effects of exchange rates. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, and in Item 1A — Risk Factors, and elsewhere in this Form 10-Q and similar discussions in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-Q.

Restatements of Consolidated Financial Statements

This Quarterly Report on Form 10-Q for our quarter ended June 30, 2006, includes restatements of our condensed consolidated financial statements for our quarter ended June 30, 2005 (and related disclosures), all restatements as a result of an independent stock option investigation conducted by the Audit Committee of the Company’s Board of Directors. See Note 2, “Restatements of Consolidated Financial Statements,” to Condensed Consolidated Financial Statements for a detailed discussion of the effect of the restatements.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to August 10, 2006, and all earnings press releases and similar communications issued by us prior to August 10, 2006, should not be relied upon and are superseded in their entirety by our December 31, 2006 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by us with the Securities and Exchange Commission on or after August 10, 2006.

Audit Committee Investigation of Historical Stock Option Practices

In early July 2006, the Company began a voluntary internal review of its historical stock option granting practices. Following a review of preliminary findings, the Company announced on July 25, 2006, that the Audit Committee of the Company’s Board of Directors had initiated an independent investigation regarding the timing of the Company’s past stock option grants and other related issues. The Audit Committee, with the assistance of independent legal counsel and forensic accountants, determined that the actual measurement dates for certain stock option grants differed from the recorded measurement dates used for financial accounting purposes for such stock option grants.

On October 30, 2006, the Company announced that financial statements for all annual and interim periods prior to that date should no longer be relied upon due to errors in recording stock-based compensation expense.

Specifically, this notice of non-reliance applied to the three year period ended December 31, 2005, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the financial statements for the interim periods contained in the Quarterly Reports on Form 10-Q filed with respect to each of these years, the financial statements included in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2006, as well as financial statements for fiscal years prior to December 31, 2003.

Results of Audit Committee Investigation

The Audit Committee’s investigation was completed in April 2007. The investigation covered 110 stock option grants to approximately 4,250 recipients for all grant dates during the period from January 1, 1997 through August 3, 2006. The Audit Committee extended the scope of the original review by having the Company conduct an analysis of 92 additional stock option grants during the period from March 19, 1991, the date of the Company’s initial public offering, to December 31, 1996.

In connection with the investigation, independent legal counsel and the forensic accountants analyzed more than 1,000,000 pages of hard copy documents, over 600,000 electronic documents, and conducted interviews of 63 current and former directors, officers, and employees. Based on the investigation, the Audit Committee concluded that:

(1) Certain stock option grants were priced retroactively,

(2) These incorrectly recorded stock option grants had incorrect measurement dates for financial accounting purposes and were not accounted for correctly in the Company’s previously issued financial statements,

(3) During 1998, in two separate repricing programs, employees were allowed to elect stock options to be repriced after the stated repricing deadlines had expired,

(4) There was evidence that the October 1998 repricing offer was not communicated to employees until after the October 12, 1998 deadline to accept the repricing offer,

(5) Certain employees were allowed to record stock option exercises on dates other than the actual transaction date, thereby potentially reducing the taxable gain to the employee and reducing the tax deduction available to the Company,

(6) Stock option cancellation dates were changed to allow certain employees to both continue vesting and exercise stock options beyond the standard 30-day period following termination from the Company,

(7) All of the above actions were taken without required approvals, including approval by the Board of Directors, or the Compensation Committee of the Board of Directors, and

(8) Atmel’s internal controls relating to the stock option granting process were inadequate, and there was an inadequate and inconsistent procedure at the Company for processing stock option grants.

As a result of the findings of the Audit Committee’s investigation, the Company determined that material stock-based compensation adjustments were required due to measurement date errors resulting from retroactive pricing of stock options for the period beginning in April 1993 and continuing through January 2004. The Audit Committee found that such retroactive pricing was intentional and violated the terms of the Company’s stock option plans. The Audit Committee found that, after January 2004, the Company improved stock option granting processes, and since that time, has granted stock options in accordance with the Company’s stock option plans and approval procedures. The Company did not identify any material stock-based compensation adjustments that were required for grants made in periods after January 2004.

In accordance with Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations, with respect to periods through December 31, 2005, the Company should have recorded stock-based compensation expense to the extent that the fair market value of the Company’s common stock on the stock option grant measurement date exceeded the exercise price of each stock option granted. For periods commencing January 1, 2006 (the beginning of fiscal year 2006), the Company has recorded stock-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment,”

(“SFAS No. 123R”). Beginning in 2006, the incremental stock-based compensation expense resulting from errors identified in the investigation and subsequent management review is included in stock-based compensation expense accounted for under the provisions of SFAS No. 123R. Under the provisions of SFAS No. 123R, incremental stock-based compensation expense resulting from errors identified related to previous stock option practices did not have a material impact to the consolidated statement of operations for the year ended December 31, 2006.

As a result of the measurement date and other errors identified in the Audit Committee’s investigation and subsequent management review, the Company recorded aggregate non-cash stock-based compensation expenses for the period from 1993 through 2005 of approximately $116 million, plus associated payroll tax expense of $2 million, less related income tax benefit of $12 million, for total stock compensation expense, net of income tax of $106 million. These expenses had the effect of decreasing net income or increasing net loss and decreasing retained earnings or increasing accumulated deficit as previously reported in the Company’s historical financial statements.

The stock compensation expense amounts were determined primarily utilizing guidance under APB No. 25 (intrinsic value-based expense), and were amortized ratably over the vesting term of the stock options. If a stock option was forfeited prior to vesting, the compensation expense recorded in the consolidated statement of operations in prior periods was reversed, as well as any remaining unamortized unearned stock-based compensation associated with the forfeited stock options. Accordingly, the net stock-based compensation expense amortized in the consolidated statement of operations is lower than the gross stock-based compensation expense calculated based on APB No. 25 (intrinsic-value based expense) at the grant date. A substantial portion of these revised compensation amounts would have been expensed in the consolidated statements of operations during the fiscal years from 1993 through 2005. As of December 31, 2005, the remaining APB No. 25 (intrinsic value-based) unamortized unearned stock-based compensation balance related to the errors identified during the investigation and subsequent management review was approximately $3 million. Following the adoption of SFAS No. 123R on January 1, 2006, this unamortized unearned stock-based compensation balance amount was eliminated against additional paid-in capital in the consolidated balance sheet.

We determined that the measurement date and other errors identified in the investigation involved the falsification of the Company’s records, resulting in false information and representations provided to our independent registered public accounting firm and erroneous financial statements previously filed with the SEC.

The types of errors identified were as follows:

Improper Measurement Dates for Stock Option Grants.  We determined that material stock-based compensation adjustments were required in connection with certain stock option grants that we made during fiscal years 1993 through 2004. During the period under review, we determined that 101 out of 202 stock option grants resulted in a correction to the previously used measurement dates, of which 53 of the grants resulted in recording additional stock-based compensation expense. For those grants determined to have been retroactively recorded, the time period between the grant date and the corrected measurement date ranged from 1 day to over three years.

Evidence of incorrect measurement dates included, but was not limited to, several different versions of stock option grant lists, “change-of-status” forms and “request for stock-options-grant” forms dated subsequent to original stock option measurement dates, delays in entering grant information into our stock administration database, Equity Edge, email correspondence, and handwritten comments on various documents. The investigation revealed that certain individual stock option grants were not finalized at the time they were approved by the Board of Directors or were never approved by the Board of Directors. There was no evidence that the Board approved the backdating of any stock options. Stock-based compensation expenses related to stock option grants with improper measurement dates included in restated financial statements for prior years, up to and including fiscal year 2005, totaled approximately $72 million, net of forfeitures.

Stock Option Repricing Programs.  During 1998, we offered employees two opportunities to reprice outstanding stock options with exercise prices above certain values (commonly referred to as “out of the money” or “underwater” options) at the time of the repricing. Stock option repricing programs were offered with effective dates of January 14, 1998 and October 9, 1998 for all stock options priced above $4.25 and $1.98, respectively (adjusted for stock splits). Employees elected to reprice 6.7 million and 14.1 million stock options in the January and October 1998 repricing programs, respectively.

As a result of the investigation, the Audit Committee determined that some employees were allowed to elect stock options to be repriced after the stated effective dates, without the approval of the Board of Directors, thereby allowing employees to reprice their stock options retroactively below the fair market value at the time of their acceptance of the repricing offer, which should have resulted in the recording of stock-based compensation expense.

Based on the revised measurement dates, the January 1998 repricing did not result in material compensation amounts related to employee elections to reprice stock options below fair market value on the date of election. However, the October 1998 repricing resulted in compensation expense of $24 million as determined under APB No. 25, net of forfeitures, for stock options repriced below market value on the date of election.

Delays in finalizing repricing elections for employee stock options also resulted in additional compensation expense attributable to FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” (“FIN 44”), which became effective for any stock options repriced after December 15, 1998. The results of the investigation revealed that, due to the delay in communicating the stock option repricing program to employees, no employees elected to reprice their stock options before the effective date, and that 98% of employees elected to reprice their stock options after the December 15, 1998 transition date for FIN 44 accounting requirements. FIN 44 requires that the value of these stock option awards be remeasured at the end of each reporting period until the award is exercised, forfeited, or expires unexercised. The special transition rules for FIN 44 stipulated that the financial impact from stock option repricings after December 15, 1998 be delayed until the first reporting period after July 1, 2000, from which time compensation expense related to any increase in value for stock options which were earlier repriced, and were outstanding and unvested at July 1, 2000, was to be recorded, utilizing variable accounting provisions under FIN 44.

The October 1998 repricing resulted in additional cumulative compensation expenses totaling $13 million related to the FIN 44 transition rules where variable accounting provisions applied, based on the difference between the repricing value of $1.98 per share and the fair market value at the FIN 44 transition date of June 30, 2000 of $18.44 per share for unvested stock options outstanding as of June 30, 2000. Stock options repriced after December 15, 1998, which were outstanding and unvested at July 1, 2001, were subject to variable accounting adjustments for each reporting period after June 30, 2000 based on the fair market value of the Company’s shares at the end of each period. Variable accounting adjustments could result in either an increase or a reduction to compensation expense, depending on whether the Company’s share price increased or declined during the period. As a result, compensation expenses (credits) of $(0.5) million, $(1) million, $9 million, $(6) million, $4 million, and $7 million were recorded related to variable accounting for the October 1998 repricing program for the fiscal years 2005, 2004, 2003, 2002, 2001, and 2000, respectively.

In summary, stock-based compensation expenses related to stock option repricing programs included in restated financial statements for prior years, up to and including fiscal year 2005, totalled approximately $37 million, net of forfeitures.

Modifications to Stock Options for Terminated Employees and Other Related Issues.  The investigation also identified a number of instances where Company actions resulted in modifications to stock option terms beyond those specified in the original terms of the grants, resulting in additional compensation expense. The investigation found that most of these modifications were not approved by the Board of Directors or the Compensation Committee and resulted from:

•	Stock option cancellation dates that were changed to allow employees to exercise stock options beyond the standard 30-day period following termination of employment from the Company,

•	Severance agreements offered to certain employees that allowed for continued vesting and rights to exercise stock options beyond the standard terms of the Company’s stock option plans,

•	Additional vesting and ability to exercise stock options for certain employees not terminated from the Company’s Equity Edge database in a timely manner following their departure from the Company, due to administrative errors,

•	Stock options awarded to certain employees after their date of termination, primarily due to administrative delays in processing stock option requests and the lack of systems to monitor employee status, and

•	Exercises of stock options after expiration of the 10-year term of the options.

The investigation also identified instances where certain employees’ stock option exercises were backdated to dates other than the actual transaction date, thereby reducing the taxable gain to the employee and reducing the tax deduction available to us. In addition, there were instances where employee stock option grant dates preceded employee hire dates. Finally, certain employees were allowed to exercise stock options and defer settling with the Company for share purchase amounts and related payroll taxes under non-recourse loan arrangements.

Compensation expense from such modifications to stock options resulted from actions approved by former executives of the Company and inadvertent errors arising from the Company’s lack of centralized personnel tracking systems. The cumulative compensation expenses for modifications to stock options and other related issues included in restated financial statements for prior years, up to and including fiscal year 2005, were approximately $7 million.

Evaluation of the Conduct of Management and the Board of Directors:

The Audit Committee considered the involvement of former and current members of management and the Board of Directors in the stock option grant process and concluded:

•	The evidence did not give rise to concern about the integrity of any current or former outside director,

•	The evidence did not give rise to concern about the integrity of any current officer, and

•	The individuals who were primarily responsible for directing the backdating of stock options were George Perlegos, our former Chief Executive Officer, and Mike Ross, our former General Counsel.

George Perlegos was one of our founders, and was Atmel’s Chief Executive Officer and Chairman of the Board from 1984 until August 2006. Based on evidence from the stock option investigation, the Audit Committee concluded that Mr. Perlegos was aware of, and often directed, the backdating of stock option grants. The evidence included testimony from stock administration employees and handwritten notations from Mr. Perlegos expressly directing stock administration employees to use prior Board meeting dates to determine stock option pricing for many employees’ stock option grants. The evidence showed that Mr. Perlegos circumvented the Company’s stock option plan requirements and granting procedures. The evidence indicated that Mr. Perlegos knew that stock option grants had to be approved by the Board and that the price for stock options should be set as of the date on which the Board approved the grant. There was evidence that, at least by 2002, Mr. Perlegos was informed about the accounting consequences of backdating stock options. However, the Audit Committee was unable to reach a conclusion as to whether Mr. Perlegos understood the accounting principles that apply to stock options, or whether he intended to manipulate the financial statements of the Company. Mr. Perlegos did not fully cooperate in the investigation. The evidence showed that Mr. Perlegos did not receive a direct personal benefit from the backdating of stock options, and that Mr. Perlegos did not receive any backdated stock options. Because of his involvement in the intentional backdating of stock options, the Audit Committee believed the evidence raised serious concerns regarding George Perlegos’s management integrity with respect to the stock option process.

On August 5, 2006, George Perlegos and three other Atmel senior executives were terminated for cause by a special independent committee of Atmel’s Board of Directors following an unrelated eight-month long investigation into the misuse of corporate travel funds.

Mike Ross was the Company’s General Counsel from 1989 until August 2006. Based on evidence from the stock option investigation, the Audit Committee concluded that Mr. Ross handled communications with the Board of Directors regarding stock options and, during certain periods, supervised Atmel’s stock administration department. The Audit Committee also concluded that Mr. Ross was aware of, and participated in the backdating of stock options. The evidence included witness testimony and documents that showed that Mr. Ross directed numerous changes to stock option lists approved by the Board of Directors, without the Board’s knowledge or approval. Stock administration employees stated, and records showed, that Mr. Ross directed stock administration employees to issue backdated stock option grants to employees and directed or permitted other actions to be taken contrary to the terms of Atmel’s stock option plans. The evidence from the investigation showed that Mr. Ross circumvented the Company’s stock option plan requirements and granting procedures. The evidence indicated that Mr. Ross knew that the stock option grants must be approved by the Board and that the price for stock options should be set as of the date on which the Board approved the grant. There was evidence that, at least by 2002, Mr. Ross was informed about accounting consequences of backdating stock options. The Committee was unable to conclude, however, whether Mr. Ross was aware of the accounting consequences of backdating stock options prior to 2002. The Committee was also unable to conclude whether Mr. Ross intended to manipulate the financial statements of the Company. There also was evidence that Mr. Ross personally benefited from the receipt of backdated stock options that were not approved by the Board of Directors, and that he backdated his exercises of his own stock options to dates on which the Company’s stock price was at a period low, thereby potentially reducing his tax liability. Mr. Ross did not cooperate in the investigation. Because of his involvement in the intentional backdating of stock options and his other conduct, the Audit Committee believed the evidence indicated that Mike Ross lacked management integrity with respect to the stock option process.

Mr. Ross was one of the four Atmel senior executives who were terminated for cause on August 5, 2006, based upon the unrelated investigation into the misuse of corporate travel funds.

The evidence from the Audit Committee investigation did not raise similar concerns about other former officers.

Grant Date Determination Methodology

As part of its investigation, the Audit Committee determined whether the correct measurement dates had been used under applicable accounting principles for stock option awards. The measurement date corresponds to the date on which the option is deemed granted under applicable accounting principles, namely APB 25 and related interpretations, and is the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price.

For the period from March 1991 through July 2006, we maintained a practice of awarding stock options at monthly Board of Director meetings. During this period, approximately 186 monthly Board of Director meetings were held, each of which included approval of a schedule of employee stock option grants. In addition, there were 16 stock option grants approved by unanimous written consent during this same period. The Audit Committee’s investigation and subsequent management review found that, during this period, certain stock option grant lists approved by the Board of Directors were changed after the meeting dates and the changes were not communicated to the Board of Directors. The changes included adding or removing employee names, increasing or decreasing the number of stock options awarded and changing grant dates. As a result, we determined that 101 out of 202 stock option awards were not finalized until after the original Board of Director meeting dates, or unanimous written consent effective dates, resulting in alternative measurement dates for accounting purposes. Of the 101 original award dates where stock option grant terms were not finalized, 53 grant dates resulted in a correction to the previously used measurement dates with fair market values above the original award’s exercise price.

We found that contemporaneous documentation in the form of emails, faxes, or internal forms were sufficient to provide a basis for determining the most likely date when stock option grants were finalized for many grants, resulting in alternative measurement dates. However, for certain stock option grants, no reliable objective evidence could be located supporting a specific date on which the number of stock options, and the specific employees to be awarded stock options, were finalized. For these cases, we determined the date of entry into the Equity Edge database to be the most reliable measurement date for determining when the terms of the stock option grants were finalized.

The Chief Accountant of the SEC, Conrad Hewitt, published a letter on September 19, 2006 outlining the SEC staff’s interpretation of specific accounting guidance under APB No. 25. In his letter, Mr. Hewitt advised registrants that “when changes to a list [of stock option award recipients] are made subsequent to the preparation of the list that was prepared on the award approval date, based on an evaluation of the facts and circumstances, the staff believes companies should conclude that either (a) the list that was prepared on the award approval date did not constitute a grant, in which case the measurement date for the entire award would be delayed until a final list has been determined or (b) the list that was prepared on the award approval date constituted a grant, in which case any subsequent changes to the list would be evaluated to determine whether a modification (such as a repricing) or cancellation has occurred [on an individual award basis].” The Company believes that application of conclusion (a) is appropriate under the circumstances observed during the period from 1993 through 2004.

Finalization of certain stock option grants was extended such that some employees exercised their stock options before the respective grant dates were finalized. In cases where exercises occurred before grant date finalization, the fair market value of the Company’s common stock on the exercise date of the stock options was utilized to determine the related amount of compensation expense. For these stock options, the Company concluded that the date of exercise was the most appropriate date for determining that the stock option grant was finalized, and the Company used the fair market value on the stock option exercise date to calculate compensation expense. There were 922 stock options found to have been exercised before the revised measurement dates were finalized.

For the repricings offered to employees in 1998, alternative measurement dates were required because employee elections to reprice stock options were not finalized at the time of the stated repricing effective dates. For the January 1998 repricing, dated employee election forms served as the primary basis for determining the alternative measurement dates for each employee. For the October 1998 repricing, the date of entry into the Equity Edge database was deemed the most appropriate date for each employee’s repricing election date.

Use of Judgment

In light of the significant judgment used by us in establishing revised measurement dates, alternative approaches to those we used could have resulted in different stock-based compensation expenses than those recorded in the restated consolidated financial statements. We considered various alternative approaches and believe that the approaches used were the most appropriate under the circumstances.

Restatement and Impact on Consolidated Financial Statements

As part of the restatement of the consolidated financial statements, the Company also recorded additional non-cash adjustments that were previously identified and considered to be immaterial. The cumulative after-tax benefit from recording these adjustments was $11 million for the period from 1993 through 2005. The accounting adjustments related primarily to the timing of revenue recognition and related reserves, recognition of grant benefits, accruals for litigation and other expenses, reversal of income tax expense related to unrealized foreign exchange translation gains, and asset impairment charges.

As a result of the errors identified, the Company restated its historical results of operations from fiscal year 1993 through fiscal year 2005 to record $94 million of additional stock-based compensation expense, and associated payroll tax expense, together with other accounting adjustments, net of related income tax effects. For 2005 and 2004, these errors resulted in an after-tax expense (benefit) to the statement of operations of $0.5 million and $(9) million, respectively. Additionally, the cumulative effect of the related after-tax expenses for periods prior to 2004 was $103 million. These additional stock-based compensation and other expenses were non-cash and had no impact on our reported cash, cash equivalents or marketable securities for each of the restated periods.

Prior to fiscal year 2002, we determined that it was more likely than not that we would realize the benefits of the future deductible amounts related to stock-based compensation expense. As a result, we recorded a cumulative tax benefit of $38 million through March 31, 2002. In fiscal year 2002, we recorded a valuation allowance of $26 million, related to tax benefits recognized in prior periods on the incremental stock-based compensation expense, as management believed at that time, based on the weight of available evidence, it was more likely than not that the deferred tax assets would not be realized. As a result of the valuation allowance, we recorded no income tax benefit in periods subsequent to 2002 relating to the incremental stock-based compensation expense. The cumulative income tax benefit recorded by us for periods prior to 2006 was $12 million.

For those stock option grants determined to have incorrect measurement dates for accounting purposes and that had been originally issued as incentive stock options, or ISOs, we recorded a liability for payroll tax contingencies in the event such grants would not be respected as ISOs under the principles of the Internal Revenue Code (“IRC”)

and the regulations thereunder. We recorded expense and accrued liabilities for certain payroll tax contingencies related to incremental stock-based compensation totaling $2 million for all annual periods from our fiscal year 1993 through December 31, 2005. We recorded net payroll tax benefits in the amounts of $3 million and $10 million for our fiscal years 2005 and 2004, respectively. These benefits resulted from expiration of the related statute of limitations following payroll tax expense recorded in previous periods. The cumulative payroll tax expense for periods prior to fiscal year 2004 was $16 million.

We also considered the application of Section 409A of the IRC to certain stock option grants where, under APB No. 25, intrinsic value existed at the time of grant. In the event such stock options grants are not considered as issued at fair market value at the original grant date under principles of the IRC and the regulations thereunder and are subject to Section 409A, the Company is considering potential remedial actions that may be available. The Company does not expect to incur a material expense as a result of any such potential remedial actions.

Three of our stock option holders were subject to the December 31, 2006 deadline for Section 409A purposes. We are evaluating certain actions with respect to the outstanding options granted to non-officers and affected by Section 409A, as soon as possible after the filing of this Report. We estimate that the total cash payments required related to the adverse tax consequences of retroactively priced stock options granted to non-officers will be less than $1 million. These payment obligations are prospective and discretionary and will be recognized as expense in the period in which we make the decision to reimburse the employee.

The financial statement impact of the restatement of stock-based compensation expense and related payroll and income taxes, as well as other accounting adjustments, by year, is as follows (in thousands):

			Adjustment to
			Income Tax
			Expense	Adjustment to
			(Benefit) Relating	Stock-Based
	Adjustment to		to Stock-Based	Compensation	Other	Total
	Stock-Based	Adjustment to	Compensation and	Expense, Net of	Adjustments,	Restatement
Fiscal	Compensation	Payroll Tax	Payroll Tax	Payroll and	Net of	Expense
Year	Expense	Expense (Benefit)	Expense	Income Taxes	Income Taxes	(Benefit)

1993	$268	$1	$(110)	$159
1994	556	151	(293)	414
1995	1,944	688	(799)	1,833
1996	3,056	1,735	(1,449)	3,342
1997	5,520	1,968	(2,516)	4,972
1998	18,695	671	(6,147)	13,219
1999	18,834	1,832	(6,955)	13,711
2000	27,379	7,209	(11,576)	23,012
2001	19,053	1,655	(5,988)	14,720
2002	5,555	1,603	23,477	30,635
2003	12,416	(1,980)	—	10,436

Cumulative through December 31, 2003	113,276	15,533	(12,356)	116,453	$(13,638)	$102,815

2004	1,405	(10,395)	—	(8,990)	184	(8,806)
2005	1,561	(3,190)	—	(1,629)	2,082	453

Total	$116,242	$1,948	$(12,356)	$105,834	$(11,372)	$94,462

As a result of these adjustments, our audited consolidated financial statements and related disclosures as of December 31, 2005 and for each of the two years in the period ended December 31, 2005, have been restated.

For explanatory purposes and to assist in analysis of our consolidated financial statements, we have summarized below the stock option and other adjustments that were affected by the restatement (in thousands):

	Total Cumulative			Total Cumulative
	Adjustments			Adjustments
	Through			Through
	December 31,			December 31,
	2005	2005	2004	2003	2003	2002

Net loss as previously reported		$(32,898)	$(2,434)		$(117,996)	$(641,796)
Total additional stock-based compensation expense (benefit) resulting from:
Improper measurement dates for stock options	$72,326	1,778	2,110	$68,438	3,368	10,032
Stock option repricing errors	37,109	(472)	(773)	38,354	8,539	(5,154)
Other modifications to stock options	6,807	255	68	6,484	509	677
Payroll tax expense (benefit)	1,948	(3,190)	(10,395)	15,533	(1,980)	1,603

Total pre-tax stock option related adjustments	118,190	(1,629)	(8,990)	128,809	10,436	7,158
Income tax impact of stock option related adjustments	(12,356)	—	—	(12,356)	—	23,477

Total stock option related adjustments, net of income taxes	105,834	(1,629)	(8,990)	116,453	10,436	30,635

Other adjustments, net of income taxes	(11,372)	2,082	184	(13,638)	(7,849)	6,751

Total expense (benefit)	$94,462	453	(8,806)	$102,815	2,587	37,386

Net income (loss), as restated		$(33,351)	$6,372		$(120,583)	$(679,182)

The following table summarizes the stock-based compensation expenses and related payroll and income tax impact for the fiscal years 1993 through 2001 (in thousands):

	Years Ended December 31,
	2001	2000	1999	1998	1997

Total additional stock-based compensation expense resulting from:
Improper measurement dates for stock options	$12,249	$14,574	$12,622	$5,275	$4,494
Stock option repricing errors	6,547	10,423	4,829	13,170	—
Other modifications to stock options	257	2,382	1,383	250	1,026
Payroll tax expense	1,655	7,209	1,832	671	1,968

Total pre-tax stock option related adjustments	20,708	34,588	20,666	19,366	7,488
Income tax benefit	(5,988)	(11,576)	(6,955)	(6,147)	(2,516)

Total stock option related adjustments, net of income taxes	$14,720	$23,012	$13,711	$13,219	$4,972

	Years Ended December 31,
	1996	1995	1994	1993

Total additional stock-based compensation expense resulting from:
Improper measurement dates for stock options	$3,056	$1,944	$556	$268
Stock option repricing errors	—	—	—	—
Other modifications to stock options	—	—	—	—
Payroll tax expense	1,735	688	151	1

Total pre-tax stock option related adjustments	4,791	2,632	707	269
Income tax benefit	(1,449)	(799)	(293)	(110)

Total stock option related adjustments, net of income taxes	$3,342	$1,833	$414	$159

Government Inquiries Relating to Historical Stock Option Practices

In January 2007, the Company received a subpoena from the Department of Justice (“DOJ”) requesting information relating to its past stock option grants and related accounting matters. In August 2006, the Company received a letter from the SEC making an informal inquiry and request for information on the same subject matters. In August 2006, Atmel received Information Document Requests from the Internal Revenue Service (“IRS”) regarding Atmel’s investigation into misuse of corporate travel funds and investigation into backdating of stock options. We are cooperating fully with DOJ, SEC and IRS inquiries and intend to continue to do so. These inquiries likely will require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may adversely affect our results of operations and cash flow. We cannot predict how long it will take or how much more time and resources we will have to expend to resolve these government inquiries, nor can we predict the outcome of these inquiries.

Late SEC Filings and NASDAQ Delisting Proceedings

Due to the Audit Committee investigation and the resulting restatements, we did not file on time this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, the Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarter ended September 30, 2006 and the quarter ended March 31, 2007. As a result, we received four NASDAQ Staff Determination letters, dated May 14, 2007, March 8, 2007, November 14, 2006, and August 14, 2006, respectively, stating that we were not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that our stock was subject to delisting from the NASDAQ Global Select Market. In response to the first notice of non-compliance, we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). Following the hearing, the Panel granted our request for continued listing subject to the requirements that Atmel provide the Panel with certain information relating to the Audit Committee’s investigation, which was subsequently submitted to the Panel, and that we file the Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006 and any necessary restatements by February 9, 2007. On January 22, 2007, the NASDAQ Listing and Hearing Review Council (the “Listing Council”) determined to call our matter for review. The Listing Council also determined to stay the Panel decision that required the Company to file the Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006, by February 9, 2007. In connection with the call for review, the Listing Council requested that the Company provide an update on its efforts to file the delayed reports, which it did on March 2, 2007. On May 10, 2007, we received the decision of the Listing Council in response to our request for continued listing on the NASDAQ Global Select Market. Specifically, the Listing Council granted our request for an extension within which to satisfy NASDAQ’s filing requirement, through June 8, 2007. On June 4, 2007, the Board of Directors of The NASDAQ Stock Market (the “Nasdaq Board”) informed the Company that it had called the Listing Council’s decision for review and had determined to stay any decision to suspend the Company’s securities from trading, pending consideration by the Nasdaq Board in July 2007.

With the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, the Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and the expected future filing of our March 31, 2007 Form 10-Q, we anticipate that we will return to full compliance with SEC reporting requirements and NASDAQ listing requirements pending formal notification from NASDAQ. However, SEC comments on these Reports (or other reports that we previously filed) or other factors could render us unable to maintain an effective listing of our common stock on the NASDAQ Global Select Market or any other national securities exchange.

Shareholder Litigation Relating to Historical Stock Option Practices

From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. Atmel and the individual defendants have each moved to dismiss the consolidated amended complaint on various grounds. The state derivative cases have been consolidated and Atmel expects an amended consolidated complaint to be filed timely pursuant to a stipulation among the parties. Atmel believes that the filing of the derivative actions was unwarranted and intends to vigorously contest them.

We cannot predict the outcome of the shareholder class action cases described above and we cannot estimate the likelihood or potential dollar amount of any adverse results. However, an unfavorable outcome in this litigation could have a material adverse impact upon the financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.

Other Investigations

In addition to the investigation into stock option granting practices, the Audit Committee of Atmel’s Board of Directors, with the assistance of independent legal counsel and forensic accountants, conducted independent investigations into (a) certain proposed investments in high yield securities that were being contemplated by our former Chief Executive Officer during the period from 1999 to 2002 and bank transfers related thereto, and (b) alleged payments from certain of our customers to employees at one of our Asian subsidiaries. The Audit Committee has completed its investigations, including its review of the impact on our condensed consolidated financial statements for the six months ended June 30, 2006, and prior periods, and concluded that there was no impact on such consolidated financial statements. However, we can give no assurances that subsequent information will not be discovered that may cause the Audit Committee to reopen such reviews. In addition, government agencies, including local authorities in Asia, may initiate their own review into these and related matters. At this time, we cannot predict the outcome of such reviews, if any. An adverse finding in any of these matters could lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the NASDAQ Global

Select Market, and result in additional management time being diverted and additional legal and other costs that could have a material adverse effect on our business, financial condition and results of operations.

OVERVIEW

We are a leading designer, developer and manufacturer of a wide range of semiconductor products. Our diversified product portfolio includes our proprietary AVR microcontrollers, security and smart card integrated circuits, and a diverse range of advanced logic, mixed-signal, nonvolatile memory and radio frequency devices. Leveraging our broad intellectual property portfolio, we are able to provide our customers with complete system solutions. Our solutions target a wide range of applications in the communications, computing, consumer electronics, storage, security, automotive, military and aerospace markets, and are used in products such as mobile handsets, automotive electronics, GPS systems and batteries.

We design, develop, manufacture and sell our products. We develop process technologies to ensure our products provide the maximum possible performance. During the six months ended June 30, 2006, we manufactured approximately 95% of our products in our own wafer fabrication facilities.

Our operating segments comprise: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive).

During the three months ended June 30, 2006, net revenues increased by 12%, or $47 million, to $429 million, compared to $382 million for the three months ended June 30, 2005, and increased 7%, or $55 million during the six months ended June 30, 2006, to $830 million, compared to $775 million for the six months ended June 30, 2005, primarily as a result of growth in our Microcontroller and RF and Automotive segments, partially offset by declines in our ASIC and Nonvolatile Memory segments. The increase in revenues in our Microcontroller segment was primarily driven by growth of our AVR microcontroller products. The increase in revenues in the RF and Automotive segment is primarily related to growth in communication chipsets for CDMA phones and strong demand for other communication products such as GPS, and other RFID products. The decline in our Nonvolatile Memory segment revenues was due to price declines driven by competitive pricing pressures, partially offset by an increase in unit shipments of Data Flash products in 2006 compared to 2005. In July 2006, we completed the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation. For the three months ended June 30, 2006 and 2005, we reclassified net revenues from the Grenoble subsidiary to Results from Discontinued Operations of $33 million and $30 million, respectively. For the six months ended June 30, 2006 and 2005, we reclassified net revenues from the Grenoble subsidiary to Results from Discontinued Operations of $69 million and $57 million, respectively. These amounts were previously reported in our ASIC operating segment. For the three months ended June 30, 2006 and 2005, income from Discontinued Operations, net of income taxes, was $5 million and $5 million respectively. For the six months ended June 30, 2006 and 2005, income from Discontinued Operations, net of income taxes, was $11 million and $7 million, respectively.

During the three months ended June 30, 2006, gross margin increased to 32%, compared to 22% for the three months ended June 30, 2005, and increased to 32% during the six months ended June 30, 2006, compared to 21% for the six months ended June 30, 2005, primarily due to a more favorable mix of higher margin products sold, along with improvements to manufacturing yields.

During the three months ended June 30, 2006, we had income from operations of $10 million, compared to a loss from operations of $36 million for the three months ended June 30, 2005, and we had income from operations of $23 million for the six months ended June 30, 2006, compared to a loss from operations of $71 million for the six months ended June 30, 2005. The changes from the prior periods resulted primarily from increased revenue and improved gross margins while operating expenses were controlled to proportionately smaller increases.

During the six months ended June 30, 2006, we generated positive cash flow from operations. We have used this cash flow to significantly reduce our outstanding debt and acquire manufacturing equipment. We made significant investments in equipment to develop advanced manufacturing processes to maintain our technological competitive position. In the six months ended June 30, 2006 and 2005, we paid $36 and $140 million, respectively, for new capital equipment. At June 30, 2006, our cash, cash equivalents and short-term investments totaled

$310 million, down from $348 million at December 31, 2005, while total indebtedness decreased to $213 million at June 30, 2006 from $388 million at December 31, 2005.

RESULTS OF CONTINUING OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2006	2005	2005	2006	2006	2005	2005
			As restated	As restated			As restated	As restated
	(Amounts in thousands and as a percent of net revenues)

Net revenues	$429,488	100.0%	$382,445	100.0%	$830,272	100.0%	$774,842	100.0%
Gross profit	139,029	32.4%	82,325	21.5%	265,411	32.0%	162,799	21.0%
Research and development expenses	74,560	17.4%	68,170	17.8%	142,711	17.2%	134,014	17.3%
Selling, general and administrative expenses	54,266	12.6%	50,221	13.1%	99,677	12.0%	100,275	12.9%
Restructuring charges	—	—	—	—	151	0.0%	—	—

Income (loss) from continuing operations	$10,203	2.4%	$(36,066)	(9.4)%	$22,872	2.8%	$(71,490)	(9.2%)

Net Revenues

During the three months ended June 30, 2006, net revenues increased by 12%, or $47 million, to $429 million, compared to $382 million for the three months ended June 30, 2005, and increased by 7%, or $55 million during the six months ended June 30, 2006, to $830 million, compared to $775 million for the six months ended June 30, 2005, primarily as a result of growth in our Microcontroller and RF and Automotive segments, partially offset by declines in our ASIC and Nonvolatile Memory segments. The increase in revenues in our Microcontroller segment was primarily driven by growth of our AVR microcontroller products. The increase in revenues in the RF and Automotive segment is primarily related to growth in communication chipsets for CDMA phones and strong demand for other communication products such as GPS, and other RFID products. The decline in our Nonvolatile Memory segment revenues was due to price declines driven by competitive pricing pressures, partially offset by an increase in unit shipments of Data Flash products in 2006 compared to 2005.

Net Revenues By Operating Segment

Our net revenues by segment for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, are summarized as follows (in thousands):

	Three Months Ended,
	June 30,	June 30,
Segment	2006	2005	Change	% Change

ASIC	$122,731	$121,533	$1,198	1%
Microcontroller	112,406	77,292	35,114	45%
Nonvolatile Memory	93,215	95,425	(2,210)	(2)%
RF and Automotive	101,136	88,195	12,941	15%

Total net revenues	$429,488	$382,445	$47,043	12%

Our net revenues by segment for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, are summarized as follows (in thousands):

	Six Months Ended,
	June 30,	June 30,
Segment	2006	2005	Change	% Change

ASIC	$240,517	$244,305	$(3,788)	(1)%
Microcontroller	209,674	154,917	54,757	35%
Nonvolatile Memory	188,844	195,111	(6,267)	(3)%
RF and Automotive	191,237	180,509	10,728	6%

Total net revenues	$830,272	$774,842	$55,430	7%

Revenue amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Revenues from the Grenoble subsidiary are excluded from consolidated net revenues, and are reclassified to Results from Discontinued Operations. See Note 8 to Notes to Condensed Consolidated Financial Statements for further discussion.

ASIC

ASIC segment revenues increased by 1% or $1 million to $123 million for the three months ended June 30, 2006, compared to $122 million for the same period in 2005, and decreased by 1% or $4 million to $240 million for the six months ended June 30, 2006, compared to $244 million for the same period in 2005. The second quarter of 2006 resulted in nominally higher unit shipments, partially offset by lower average selling prices. Smart card products experienced 2% lower revenue for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to competitive pricing pressures. This was partially offset by 62% growth in the segment’s ARM microcontroller products. Smart card products experienced growing unit demand from applications which require small memory with high security, such as GSM cell phone applications, bank cards, national identity cards and conditional access for set-top boxes. ARM microcontroller products benefited from new design wins in consumer electronics.

For the three months ended June 30, 2006 and 2005, we reclassified net revenues from the Grenoble subsidiary to Results from Discontinued Operations of $33 million and $30 million, respectively. For the six months ended June 30, 2006 and 2005, we reclassified net revenues from the Grenoble subsidiary to Results from Discontinued Operations of $69 million and $57 million, respectively. These amounts were previously reported in our ASIC operating segment.

Microcontroller

Microcontroller segment revenues increased by 45% or $35 million to $112 million for the three months ended June 30, 2006, compared to $77 million for the same period in 2005, and increased by 35% or $55 million to $210 million for the six months ended June 30, 2006, compared to $155 million for the same period in 2005. The significant growth for the six months ended June 30, 2006 resulted primarily from new customer designs utilizing our proprietary AVR microcontroller products. AVR microcontroller revenue grew 83% for the six months ended June 30, 2006, while other non-proprietary microcontroller families increased revenue by 2%, compared to the six months ended June 30, 2005. Increased test capacity allowed us to increase shipment rates to match rising demand for AVR microcontrollers in 2006 and satisfy backlog delinquencies from 2005. In addition, market share gains in the 8-bit microcontroller market contributed to gains for the six months ended June 30, 2006. Demand for microcontrollers is largely driven by increased use of embedded control systems in consumer, industrial and automotive products.

Nonvolatile Memory

Nonvolatile Memory segment revenues decreased by 2% or $2 million to $93 million for the three months ended June 30, 2006, compared to $95 million for the same period in 2005, and decreased by 3% or $6 million to $189 million for six months ended June 30, 2006, compared to $195 million for the same period in 2005. The decrease for the six months ended June 30, 2006 is primarily due to reduced unit selling prices. Markets for our nonvolatile memory products are more competitive than other markets we sell in, and as a result, our memory products are subject to greater declines in average selling prices than products in our other segments. Competitive pressures and rapid obsolescence of products are among several factors causing continued pricing declines for the six months ended June 30, 2006. During the six months ended June 30, 2006, serial EPROM-based product revenues grew by 8% compared to the six months ended June 30, 2005 on higher volume shipments, partially offset by lower selling prices. This product family benefits from significant market share resulting from competitive pricing and a broad range of offerings. For the six months ended June 30, 2006, revenues for flash-based products declined by 17% compared to the six months ended June 30, 2005, as higher unit shipments were more than offset by lower selling prices, mostly attributable to highly competitive customer markets. Conditions in this segment are expected to remain challenging for the foreseeable future. In an attempt to mitigate the pricing fluctuations in this market, we have shifted our focus away from parallel Flash products, which tend to experience greater average sales price fluctuations, to other serial-based nonvolatile memory products.

RF and Automotive

RF and Automotive segment revenues increased by 15% or $13 million to $101 million for the three months ended June 30, 2006, compared to $88 million for the same period in 2005, and increased by 6% or $11 million to $191 million for the six months ended June 30, 2006, compared to $181 million for same period in 2005. During 2006, revenues increased primarily due to 5% revenue growth in automotive and wireless products and a 4% increase in revenue for BiCMOS foundry products. We expect declines in sales of BiCMOS foundry products in the second half of 2007 as a major customer shifts its products to alternative technologies.

Net Revenues — By Geographic Area

Our net revenues by geographic areas for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 are summarized as follows (revenues are attributed to countries based on delivery locations):

	Three Months Ended,
	June 30,	June 30,
Region	2006	2005	Change	% Change
		(In thousands)

United States	$65,400	$52,396	$13,004	25%
Europe	137,317	112,308	25,009	22%
Asia	223,274	212,601	10,673	5%
Other*	3,497	5,140	(1,643)	(32)%

Total net revenues	$429,488	$382,445	$47,043	12%

	Six Months Ended,
	June 30,	June 30,
Region	2006	2005	Change	% Change
		(In thousands)

United States	$129,167	$101,782	$27,385	27%
Europe	261,936	231,061	30,875	13%
Asia	432,458	430,964	1,494	1%
Other*	6,711	11,035	(4,324)	(39)%

Total net revenues	$830,272	$774,842	$55,430	7%

*	Primarily includes Philippines, South Africa, and Central and South America

Net revenue amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Net revenues from the Grenoble subsidiary are excluded from consolidated net revenues, and are reclassified to Results from Discontinued Operations. See Note 8 to Notes to Condensed Consolidated Financial Statements for further discussion.

Sales outside the United States accounted for 85% of our net revenues for the three months ended June 30, 2006, as compared to 86% for the same period in 2005 and accounted for 84% of our net revenues for the six months ended June 30, 2006, compared to 87% of our net revenues for the same period in 2005.

Our sales in the United States increased by $13 million, or 25% for the three months ended June 30, 2006, compared to the same period in 2005, and increased by $27 million, or 27% for the six months ended June 30, 2006, compared to the same period in 2005, due to higher volume shipments, partially offset by lower average selling prices.

Our sales in Europe increased by $25 million, or 22%, for the three months ended June 30, 2006 as compared to the same period in 2005, and increased $31 million, or 13%, for the six months ended June 30, 2006, compared to the same period in 2005. This increase was primarily due to higher AVR microcontroller and ARM shipments, partially offset by lower Smart Card shipments.

Our sales in Asia increased by $11 million, or 5%, for the three months ended June 30, 2006, compared to the same period in 2005, and increased by $1 million, or 1%, for the six months ended June 30, 2006, compared to the same period in 2005. Higher AVR microcontroller demand in 2006 was partially offset by decreased shipments and lower pricing for nonvolatile memory products, due to competitive factors, along with constrained test capacity for certain memory products.

The trend over the last several periods has been an increase in revenues in Asia, while revenues in the United States and Europe have either declined or grown at a much slower rate. We believe that part of this shift reflects changes in customer manufacturing trends, with many customers increasing production in Asia due to lower labor costs. While revenues in Asia were flat in the six months ended June 30, 2006 compared to 2005, we expect that Asia revenues will grow more rapidly than other regions in the future. However, in the short-term our revenues in Asia may decrease as we optimize our distributor base in Asia. It may take time for us to identify financially viable distributors and help them develop quality support services. This process may result in short-term revenue loss, particularly in the third and fourth quarters of fiscal 2007. There can be no assurances that we will be able to manage this optimization process in an efficient and timely manner.

Revenues and Costs — Impact from Changes to Foreign Exchange Rates

During the three months ended June 30, 2006 and 2005, 18% of net revenues were denominated in foreign currencies, primarily the euro. During the six months ended June 30, 2006 and 2005, 18% of net revenues were denominated in foreign currencies, primarily the euro. Sales in euros amounted to 17% of net revenues for each the three and six months ended June 30, 2006 and 2005. Sales in Japanese yen accounted for 1% of net revenues for each of the three and the six months ended June 30, 2006 and 2005.

Average exchange rates utilized to translate foreign currency revenues and expenses were $1.25 and $1.22 to the euro for the three and six months ended June 30, 2006, compared to $1.27 and $1.30 to the euro for the three and six months ended June 30, 2005.

During the three months ended June 30, 2006, changes in foreign exchange rates had an impact on net revenues and operating costs. Had average exchange rates during 2006 remained the same as the average exchange rates in effect for 2005, our reported revenues for the three months ended June 30, 2006, would have been $1.6 million higher. However, our foreign currency expenses exceed foreign currency revenues. For the three months ended June 30, 2006, 53% of our operating expenses were denominated in foreign currencies, primarily the euro. Had average exchange rates for 2006 remained the same as the average exchange rates for 2005, our operating expenses would have been $4.4 million higher (relating to cost of revenues of $3.3 million; research and development expenses of $0.8 million; and sales, general and administrative expenses of $0.3 million). The net effect resulted in an increase to income from operations of $2.8 million as a result of more favorable exchange rates in effect for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

During the six months ended June 30, 2006, changes in foreign exchange rates had an impact on net revenues and operating costs. Had average exchange rates during 2006 remained the same as the average exchange rates in effect for 2005, our reported revenues for the six months ended June 30, 2006, would have been $9.8 million higher. However, our foreign currency expenses exceed foreign currency revenues. For the six months ended June 30, 2006, 52% of our operating expenses were denominated in foreign currencies, primarily the euro. Had average exchange rates for 2006 remained the same as the average exchange rates for 2005, our operating expenses would have been $27.0 million higher (relating to cost of revenues of $19.0 million; research and development expenses of $6.0 million; and sales, general and administrative expenses of $2.0 million). The net effect resulted in an increase to income from operations of $17.2 million as a result of more favorable exchange rates in effect for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Cost of Revenues and Gross Margin

Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves and freight costs. Our gross margin as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.

During the three months ended June 30, 2006, gross margin increased to 32%, compared to 22% for the three months ended June 30, 2005, and increased to 32% during the six months ended June 30, 2006, compared to 21% for the six months ended June 30, 2005, primarily due to a more favorable mix of higher margin products sold, along with improvements to manufacturing yields.

In recent periods, average selling prices for certain semiconductor products have been below manufacturing costs, which has adversely affected our results of operations, cash flows and financial condition. Because inventory reserves are recorded in advance of when the related inventory is sold, subsequent gross margins in the period of sale may be higher than they would be absent the effect of the previous write-downs. The impact on gross margins of the sale of previously written down inventory was not material in the three or six months ended June 30, 2006 and 2005. Our excess and obsolete inventory reserves taken in prior years relate to all of our product categories, while lower-of-cost or market reserves relate primarily to our non-volatile memory products and smart card products.

We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a reduction to cost of revenues for such grants of $2 million and $4 million during the three months ended June 20, 2006 and 2005, respectively, and $4 million and $7 million during the six months ended June 30, 2006 and 2005, respectively.

Research and Development

During the three months ended June 30, 2006, research and development (“R&D”) expenses increased by $7 million or 9%, to $75 million from $68 million in the three months ended June 30, 2005. During the six months ended June 30, 2006, R&D expenses increased by $9 million or 7%, to $143 million from $134 million in the six months ended June 30, 2005. The increase for the six months ended June 30, 2006, compared to the comparable period in 2005 resulted primarily from reduced R&D grant benefit recognition of $6 million, higher design software costs of $1 million, SFAS No. 123R share-based compensation expense of $1 million and other expense increases of $5 million, offset by lower depreciation expense of $4 million.

We have continued to invest in a variety of product areas and process technologies, including embedded EEPROM CMOS technology, logic and nonvolatile memory to be manufactured at 0.13 and 0.09 micron line widths, as well as investments in SiGe BiCMOS technology to be manufactured at 0.18 micron line widths. We have also continued to purchase or license technology when necessary in order to bring products to market in a timely fashion. We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve. However, we are seeking to reduce our R&D costs by focusing on fewer, more profitable development projects.

We receive grants from various European governmental organizations. These grants reduce our costs for research and development, and grant benefits are recognized as a reduction of related R&D expense. For the three months ended June 30, 2006, we recognized $1 million in research grant benefits, compared to $7 million recognized for the three months ended June 30, 2005. For the six months ended June 30, 2006, we recognized $5 million in research grant benefits, compared to $11 million recognized for the six months ended June 30, 2005.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased by 8% or $4 million to $54 million during the three months ended June 30, 2006, from $50 million during the same period in 2005. SG&A expense was $100 million during the six months ended June 30, 2006 and 2005. The increase in SG&A expenses in the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, resulted primarily from SFAS No. 123R share-based compensation expense of $1 million, higher labor and selling expenses of $3 million, and reduced bad debt recoveries and other of $2 million. As a percentage of net revenues, SG&A expenses were approximately 13% for the three and six months ended June 30, 2006. As a percentage of net revenues, SG&A expenses were approximately 12% and 13% for the three and six months ended June 30, 2005, respectively.

Restructuring Charges and Loss on Sale

2006 Restructuring Activities

In the first quarter of 2006, the Company incurred $0.2 million in restructuring charges primarily comprised of severance and one-time termination benefits.

2005 Restructuring Activities

Beginning in the third quarter of 2005, the Company began to implement cost reduction initiatives to further align its cost structure to industry conditions, targeting high labor costs and excess capacity. Pursuant to this, during 2005, the Company recorded restructuring charges and loss on the sale of its Nantes fabrication facility of $18 million. These charges consisted of the following:

•	$4 million in one-time involuntary termination severance benefits costs related to the termination of 193 employees primarily in manufacturing, research and development and administration.

•	$3 million of building and improvements were removed from operations and written down to zero following relocation of certain manufacturing activities to Asia.

•	$11 million associated with the loss on the sale of the Company’s Nantes fabrication facility, including the cost of transferring 319 employees to the buyer.

In 2005, the Company paid $2 million related to employee termination costs and $8 million related to the Nantes fabrication facility sale. In the three and six months ended June 30, 2006, the Company paid $1 million and $2 million, respectively, of the employee termination costs and $0.2 million and $1 million, respectively, related to the Nantes fabrication facility sale.

Unpaid restructuring and other charges incurred in 2006 and 2005 are expected to be paid by June 30, 2007, and are recorded in current liabilities within accrued and other liabilities on the condensed consolidated balance sheet.

In conjunction with the Company’s restructuring efforts in the third quarter of 2002, the Company incurred a $12 million charge related to the termination of a contract with a supplier. The charge was estimated using the present value of the future payments which totaled approximately $18 million at the time. At June 30, 2006, the remaining restructuring accrual was $9 million and will be paid over the next 8 years. The current balance is recorded with current liabilities in accrued and other liabilities on the condensed consolidated balance sheet. The long-term balance is recorded in other long-term liabilities on the condensed consolidated balance sheet.

We are continuously reviewing our operations and considering alternatives to improve our long-term operating results and as a result, may incur additional restructuring costs, such as employee termination costs, losses on the sale of assets, costs for relocating manufacturing activities, and other related costs. The total amount and timing of these charges will depend upon the nature, timing, and extent of these future actions.

Interest and Other Expenses, Net

Interest and other expenses, net, decreased by $9 million to $1 million during the three months ended June 30, 2006, compared to $10 million during the same period in 2005, and decreased by $7 million to $7 million during the six months ended June 30, 2006, compared to $14 million during the same period in 2005. The decrease is primarily related to lower interest expense resulting from significant debt repayment, including the redemption of the zero coupon convertible notes, due 2021. On May 23, 2006, substantially all of the convertible notes outstanding were redeemed for $144 million. The balance of $1 million was called by the Company in June 2006. Long-term debt decreased from $388 million at December 31, 2005, to $213 million at June 30, 2006, a net decrease of $175 million. As a percentage of net revenues, interest and other expenses, net were approximately 0% and 1% for the three and six months ended June 30, 2006, respectively. As a percentage of net revenues, interest and other expenses, net were approximately 3% and 2% for the three and six months ended June 30, 2005, respectively.

Interest rates on our outstanding borrowings did not change significantly in the three and six months ended June 30, 2006 as compared to the same periods in 2005.

Income Taxes

For the three and six months ended June 30, 2006, the Company recorded income tax expense of $7 million and $14 million, respectively, compared to income tax expense (benefit) of $(1) million and $4 million for the three and six months ended June 30, 2005, respectively.

Income tax expense for the six months ended June 30, 2006 totaled $14 million compared to income tax expense of $4 million for the six months ended June 30, 2005. Income before income taxes improved to $15 million for the six months ended June 30, 2006, compared to a loss before income taxes of $85 million for the six months ended June 30, 2005. The increase in taxable income, including the increased tax provisions incurred by our profitable foreign subsidiaries, was primarily responsible for the increase in income tax expense of $10 million for the six months ended June 30, 2006 when compared to the six months ended June 30, 2005.

In 2005, the Internal Revenue Service (“IRS”) completed its audit of our U.S. income tax returns for the years 2000 and 2001 and has proposed various adjustments to these income tax returns, including carryback adjustments to 1996 and 1999. In January 2007, after subsequent discussions with the Company, the IRS revised their proposed adjustments for these years. We protested these proposed adjustments and are currently working through the matter with the IRS Appeals Division.

In May 2007, the IRS completed its audit of our U.S. income tax returns for the years 2002 and 2003 and has proposed various adjustments to these income tax returns. We will file a protest to these proposed adjustments and will work through the matter with the IRS Appeals Division.

While we believe that the resolution of these audits will not have a material adverse impact on our results of operations, cash flows or financial position, the outcome is subject to uncertainties. Should we be unable to reach agreement with the IRS on the various proposed adjustments, there exists the possibility of an adverse material impact on our results of operations, cash flows and financial position.

The Company’s French subsidiary’s income tax return for the 2003 tax year is currently under examination by the French tax authorities. The examination has resulted in an additional income tax assessment and the Company is currently pursuing administrative appeal of the assessment. While the Company believes the resolution of this matter will not have a material adverse impact on its results of operations, cash flows or financial position, the outcome is subject to uncertainty. The Company has provided its best estimate of income taxes and related interest and penalties due for potential adjustments that may result from the resolution of this examination, as well as for examinations of other open tax years.

In addition, we have various tax audits in progress in certain U.S. states and foreign jurisdictions. We have provided our best estimate of taxes and related interest and penalties due for potential adjustments that may result from the resolution of these examinations, and examinations of open U.S. Federal, state and foreign tax years.

Discontinued Operations

Grenoble, France, Subsidiary Sale

Our condensed consolidated financial statements and related footnote disclosures reflect the results of our Grenoble, France, subsidiary as Discontinued Operations, net of applicable income taxes, for all reporting periods presented.

In July 2006, we completed the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation (“e2v”). On August 1, 2006, the Company received $140 million in cash upon closing ($120 million, net of working capital adjustments and costs of disposition).

The facility was originally acquired in May 2000 from Thomson-CSF, and was used to manufacture image sensors, as well as analog, digital and radio frequency ASICs.

Technology rights and certain assets related to biometry or “Finger Chip” technology were excluded from the sale. As of July 31, 2006, the facility employed a total of 519 employees, of which 14 employees primarily involved with the Finger Chip technology were retained, and the remaining 505 employees were transferred to e2v.

In connection with the sale, we agreed to provide certain technical support, foundry, distribution and other services extending up to four years following the completion of the sale, and in turn e2v has agreed to provide certain design and other services to Atmel extending up to 5 years following the completion of the sale. The financial statement impact of these agreements is not expected to be material.

The following table shows the components of the gain from the sale of Discontinued Operations, net of taxes (in thousands):

Proceeds, net of working capital adjustments	$122,610
Costs of disposition	(2,537)

Net proceeds from the sale	120,073

Less: book value of net assets sold	(14,866)
Cumulative translation adjustment	4,631

Gain on sale of discontinued operations, before income taxes	109,838
Provision for income taxes	(9,506)

Gain on sale of discontinued operations, net of income taxes	$100,332

The following table summarizes results from Discontinued Operations for the periods indicated included in the condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Net revenues	$33,287	$29,755	$69,287	$57,135
Operating costs and expenses	25,896	22,385	50,262	47,907

Income from discontinued operations, before income taxes	7,391	7,370	19,025	9,228
Less: provision for income taxes	(1,963)	(2,102)	(7,734)	(2,631)

Income from discontinued operations, net of income taxes	$5,428	$5,268	$11,291	$6,597

Income from discontinued operations, net of income taxes, per common share:
Basic	$0.01	$0.01	$0.02	$0.01

Diluted	$0.01	$0.01	$0.02	$0.01

Weighted-average shares used in basic income per share calculations	486,928	480,793	486,252	480,203

Weighted-average shares used in diluted income per share calculations	493,045	480,793	491,981	480,203

Liquidity and Capital Resources

At June 30, 2006, we had a total of $310 million of cash and cash equivalents and short-term investments compared to $348 million at December 31, 2005. Our current ratio, calculated as total current assets divided by total current liabilities, was 1.78 at June 30, 2006, an increase of 0.18 from 1.60 at December 31, 2005. We have utilized cash flows generated from operating activities to reduce our net debt obligations by $175 million to $213 million at June 30, 2006. The reduction in long-term debt is primarily a result of the redemption of the zero coupon convertible notes, due 2021. On May 23, 2006, substantially all of the convertible notes outstanding were redeemed for $144 million. The balance of $1 million was called by the Company in June 2006.

Working capital (total current assets less total current liabilities) increased by $49 million to $426 million at June 30, 2006, compared to $377 million at December 31, 2005. In July 2006, Atmel completed the sale of its Grenoble, France, subsidiary to e2v technologies plc, a British corporation. On August 1, 2006, the Company received $140 million in cash proceeds upon the close of the sale ($120 million, net of working capital adjustments and costs of disposition). The cash proceeds from the sale were used for general working capital purposes.

Operating Activities:  Net cash provided by operating activities was $171 million for the six months ended June 30, 2006, compared to $47 million for the six months ended June 30, 2005. We generated positive operating cash flow after adjusting net income (loss) for depreciation and other non-cash charges reflected in the condensed consolidated statements of operations and movements in working capital.

Accounts receivable increased by 13% or $31 million to $266 million at June 30, 2006, from $235 million at December 31, 2005. The average days of accounts receivable outstanding (“DSO”) was 55 days at the end of the second quarter of 2006 and 54 days at the end of the fourth quarter of 2005. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures, this could negatively affect our DSO.

Decreases in inventories generated $0.2 million and $15 million of operating cash flows for the first six months of 2006 and 2005, respectively. Average days of sales in inventory decreased to 94 days at June 30, 2006, as compared to 98 days at December 31, 2005. Inventories consist of raw wafers, purchased specialty wafers, work in process, and finished units. Increased shipment levels, higher levels of process complexity, and the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.

Decreases in other current assets generated $25 million of operating cash flows for the first six months of 2006 compared to utilization of $6 million for the first six months of 2005, and primarily relates to lower receivable balances for value-added taxes.

Increases in accounts payable generated $21 million of operating cash flows for the first six months of 2006, primarily related to amounts due to suppliers for fixed asset acquisitions and payables arising from higher production activity levels in 2006. For the first six months of 2005, accounts payable reductions utilized $38 million resulting from reduction of balances for suppliers for fixed asset acquisitions and reduced cycle time related to vendor payments.

Increases in accrued and other liabilities generated $10 million of operating cash flows in for the first six months of 2006, primarily related to accruals for local taxes and employee benefit payments.

Investing Activities:   Net cash used in investing activities was $36 million for the six months ended June 30, 2006, compared to $133 million used in the six months ended June 30, 2005. During the six months ended June 30, 2006, we made additional investments in wafer fabrication equipment to advance our process technologies and in test equipment to process higher unit volumes. For the six months ended June 30, 2006 and 2005, we paid $36 million and $140 million, respectively, for new equipment necessary to maintain our competitive position technologically as well as to increase capacity.

Financing Activities:  Net cash used in financing activities was $186 million for the six months ended June 30, 2006, compared to net cash provided by financing activities of $66 million for the six months ended June 30, 2005. We continued to pay down debt, with repayments of principal balances on capital leases and other debt totaling $73 million for both the six months ended June 30, 2006 and 2005. Cash used in financing activities for 2006 includes the redemption of the zero coupon convertible notes, due 2021. On May 23, 2006, substantially all of the convertible notes outstanding were redeemed for $144 million. The remaining balance of $1 million was called by the Company in June 2006. Proceeds from equipment financing and other debt totaled $25 million for the six months ended June 30, 2006, compared to $131 million for the six months ended June 30, 2005, and were used primarily for new equipment purchases.

We believe that our existing balance of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, equipment lease financing, and other short-term and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

The increase (decrease) in cash and cash equivalents for the six months ended June 30, 2006 and 2005 due to the effect of exchange rate changes on cash balances was $6 million and $(23) million, respectively. These cash balances were primarily held in certain subsidiaries in euro denominated accounts and increased (decreased) in value due to the strengthening or (weakening) of the euro compared to the U.S. dollar during these periods.

During the next twelve months, we expect our operations to generate positive cash flow; however, a significant portion of cash will be used to repay debt and make capital investments. We expect that we will have sufficient cash from operations and financing sources to meet all debt obligations. We made $36 million in cash payments for capital equipment in the six months ended June 30, 2006, and we expect our cash payments for capital expenditures in the next twelve months to be approximately $70 million. Debt obligations due at June 30, 2006 and expected to be repaid in the twelve months ended June 30, 2007 total $137 million. In 2007 and future years, our capacity to make necessary capital investments will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary.

On March 15, 2006, we entered into a five-year asset-backed credit facility for up to $165 million (“Facility”) with certain European lenders. This Facility is secured by our non-U.S. trade receivables. At June 30, 2006, the amount available to us under this Facility was approximately $142 million, based on eligible non-U.S. trade receivables. Borrowings under the Facility bear interest at LIBOR plus 2% per annum, while the undrawn portion is subject to a commitment fee of 0.375% per annum. The terms of the Facility subject us to certain financial and other covenants and cross-default provisions. As of June 30, 2006, there were no amounts outstanding under this Facility. Commitment fees and amortization of up-front fees paid related to the Facility for the three and six months ended June 30, 2006 totaled approximately $0.4 million and $0.4 million, respectively, and are included in interest and other expenses, net in the condensed consolidated statement of operations.

On June 30, 2006, the Company entered into a 3-year term loan agreement for $25 million with a European bank to finance equipment purchases. The interest rate on this loan is based on LIBOR plus 2.5%. Principal repayments are to be made in equal quarterly installments beginning September 30, 2006. The loan is collateralized by the financed assets and is subject to certain cross-default provisions.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of SFAS No. 123R there have been no significant changes during the three and six months ended June 30, 2006, to the items that we had disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using a Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period.

During the six months ended June 30, 2006, we recorded stock-based compensation expense of approximately $5 million, including compensation expense recognized in connection with the employee stock purchase plan of approximately $0.3 million. As the employee stock purchase plan was non-compensatory under APB 25, no stock-based compensation expense was recorded in connection with the plan for the six months ended June 30, 2005. As of June 30, 2006, total unrecognized stock-based compensation related to unvested stock options was $14 million and is expected to be recognized over a weighted-average period of approximately two years.

Upon adoption of SFAS No. 123R, the Company reassessed its equity compensation valuation method and related assumptions. The Company’s determination of the fair value of stock-based payment awards on the date of grant utilizes an option-pricing model, and is impacted by its common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors (expected period between stock option vesting date and stock option exercise date). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, and changes in the subjective assumptions can materially affect the estimated fair value, in the Company’s opinion, the existing Black-Scholes option-pricing model may not provide an accurate measure of the fair value of employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123R using an option-pricing model that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2006 included a combination of payment awards granted prior to January 1, 2006 and payment awards granted subsequent to January 1, 2006. In conjunction with the adoption of SFAS No. 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the three and six months ended June 30, 2006 includes the impact of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to 2006, the Company accounted for forfeitures as they occurred. The adoption of SFAS No. 123R requires the Company to reflect the net cumulative impact of estimating forfeitures in the determination of period expense by reversing the previously recognized cumulative compensation expense related to those forfeitures, rather than recording forfeitures when they occur as previously permitted. The Company did not record this cumulative impact upon adoption, as the amount was insignificant. Stock options granted in periods prior to 2006 were measured based on APB No. 25 criteria, whereas stock options granted subsequent to January 1, 2006 were measured based on SFAS No. 123R criteria.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first quarter of 2007. While we are continuing to evaluate the impact of this Interpretation and guidance on its application, we do not expect that the adoption of FIN 48 will have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. The Company expects to adopt SFAS No. 157 beginning January 1, 2008. The Company is currently evaluating the impact that this pronouncement may have on its condensed consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for the year ended December 31, 2006. The impact of the adoption of SAB 108 did not have any impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company expects to adopt SFAS No. 159 beginning January 1, 2008. The Company is currently evaluating the impact that this pronouncement may have on its condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available for sale, and consequently record them on the balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through June 30, 2007. In addition, some of our borrowings are at floating rates, so this would act as a natural hedge.

We have short-term debt, long-term debt, and capital leases totaling approximately $213 million at June 30, 2006. Approximately $82 million of these borrowings have fixed interest rates. We have approximately $131 million of floating interest rate debt, of which $65 million is euro denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.

The following table summarizes the face value of our variable-rate debt exposed to interest rate risk as of June 30, 2006. All fair market values are shown net of applicable premium or discount, if any (in thousands):

							Total
							Variable-rate
							Debt
							Outstanding at
	Payments Due by Year						June 30,
	2006*	2007	2008	2009	2010	Thereafter	2006

30 day USD LIBOR weighted-average interest rate basis(1)—
Capital Leases	$1,667	$3,056	$—	$—	$—	$—	$4,723

Total of 30 day USD LIBOR rate debt	$1,667	$3,056	$—	$—	$—	$—	$4,723
90 day USD LIBOR weighted-average interest rate basis(1) —
Revolving Line of Credit Due 2008	$—	$—	$25,000	$—	$—	$—	$25,000
Senior Secured Term Loan Due 2009	$4,167	$20,833	$—	$—	$—	—	25,000

Total of 90 day USD LIBOR rate debt	$4,167	$20,833	$25,000	$—	$—	$—	$50,000
90 day USD LIBOR weighted-average interest rate basis(1) —
Capital Leases	$10,733	$22,047	$8,732	$4,128	$4,128	$5,160	$54,928

Total of 90 day USD LIBOR rate debt	$10,733	$22,047	$8,732	$4,128	$4,128	$5,160	$54,928
360 day USD LIBOR weighted -average interest rate basis(1) —
Senior Secured Term Loan Due 2008	$2,499	$5,000	$3,750	$—	$—	$—	$11,249

Total of 360 day USD LIBOR rate debt	$2,499	$5,000	$3,750	$—	$—	$—	$11,249
30/60/90 day EURIBOR interest rate basis(1) —
Senior Secured Term Loan Due 2007	$3,213	$6,427	$—	$—	$—	$—	$9,640

Total of 30/60/90 day EURIBOR debt rate	$3,213	$6,427	$—	$—	$—	$—	$9,640

Total variable-rate debt	$22,279	$57,363	$37,482	$4,128	$4,128	$5,160	$130,540

*	Six months remaining in 2006.

(1)	Actual interest rates include a spread over the basis amount.

The following table presents the hypothetical changes in interest expense, for the three month and six month periods ended June 30, 2006 related to our outstanding borrowings that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS (in thousands).

For the three month period ended June 30, 2006:

				Interest Expense
	Interest Expense Given an Interest Rate Decrease by X Basis Points			with no Change in	Interest Expense Given an Interest Rate Increase by X Basis Points
	150 BPS	100 BPS	50 BPS	Interest Rate	50 BPS	100 BPS	150 BPS

Interest expense	$977	$1,127	$1,278	$1,429	$1,580	$1,731	$1,881

For the six month period ended June 30, 2006:

				Interest Expense
	Interest Expense Given an Interest Rate Decrease by X Basis Points			with no Change in	Interest Expense Given an Interest Rate Increase by X Basis Points
	150 BPS	100 BPS	50 BPS	Interest Rate	50 BPS	100 BPS	150 BPS

Interest expense	$2,018	$2,316	$2,615	$2,913	$3,211	$3,510	$3,808

Foreign Currency Risk

When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of favorable exchange rates for the three months ended June 30, 2006, compared to the average exchange rates for the three months ended June 30, 2005, resulted in an increase in income from operations of $2.8 million. The net effect of favorable exchange rates for the six months ended June 30, 2006, compared to the average exchange rates for the six months ended June 30, 2005, resulted in an increase in income from operations of $17.2 million (as discussed in this report in the overview section of Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign currency denominated transactions that occurred in the three and six months ended June 30, 2006, were recorded using the average foreign currency exchange rates for the same periods in 2005. Sales denominated in foreign currencies were 18% for each of the three and six months ended June 30, 2006 and 2005. Sales denominated in euros were 17% for each of the three and six months ended June 30, 2006 and 2005. Sales denominated in yen were 1% for each of the three and six months ended June 30, 2006 and 2005. Costs denominated in foreign currencies, primarily the euro, were approximately 53% and 54% for the three months ended June 30, 2006 and 2005, respectively, and 52% and 56% for the six months ended June 30, 2006 and 2005, respectively.

We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 23% of our accounts receivable are denominated in foreign currency as of both June 30, 2006, and December 31, 2005.

We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 44% and 46% of our accounts payable were denominated in foreign currency as of June 30, 2006, and December 31, 2005, respectively. Approximately 60% of our debt obligations were denominated in foreign currency as of June 30, 2006, and December 31, 2005.

Item 4.	Controls and Procedures

Audit Committee Investigation of Historical Stock Option Practices

In early July 2006, the Company began a voluntary internal review of its historical stock option granting practices. Following a review of preliminary findings, the Company announced on July 25, 2006, that the Audit Committee of the Company’s Board of Directors had initiated an independent investigation regarding the timing of the Company’s past stock option grants and other related issues. The Audit Committee, with the assistance of independent legal counsel and forensic accountants, determined that the actual measurement dates used for financial accounting purposes for certain stock option grants differed from the recorded measurement dates for such stock option grants.

The investigation covered 110 stock option grants to approximately 4,250 recipients for all grant dates during the period from January 1, 1997 through August 3, 2006. The Audit Committee extended the scope of the original review by having the Company conduct an analysis of 92 additional stock option grants during the period from March 19, 1991, the date of the Company’s initial public offering, to December 31, 1996. In connection with the investigation, independent legal counsel and the forensic accountants analyzed more than 1,000,000 pages of hard copy documents, over 600,000 electronic documents, and conducted interviews of 63 current and former directors, officers, and employees.

Results of Audit Committee Investigation

The Audit Committee’s investigation was completed in April 2007. Based on the investigation, the Audit Committee concluded that:

(1) Certain stock option grants were priced retroactively,

(2) These stock option grants had incorrect measurement dates for financial accounting purposes and were not accounted for correctly in the Company’s previously issued financial statements,

(3) During 1998, in two separate repricing programs, employees were allowed to elect stock options to be repriced after the stated repricing deadlines had expired,

(4) There was evidence that the October 1998 repricing offer was not communicated to employees until after the October 12, 1998 deadline to accept the repricing offer,

(5) Certain employees were allowed to record stock option exercises on dates other than the actual transaction date, thereby potentially reducing the taxable gain to the employee and reducing the tax deduction available to the Company,

(6) Stock option cancellation dates were changed to allow certain employees to both continue vesting and exercise stock options beyond the standard 30-day period following termination from the Company,

(7) All of the above actions were taken without required approvals, including approval by the Board of Directors, or the Compensation Committee of the Board of Directors, and

(8) Atmel’s internal controls relating to the stock option granting process were inadequate, and there was an inadequate and inconsistent procedure at the Company for processing stock option grants.

As a result of the findings of the Audit Committee’s investigation, the Company determined that material stock-based compensation adjustments were required due to measurement date errors resulting from retroactive pricing of stock options for the period beginning in April 1993 and continuing through January 2004. The Audit Committee found that such retroactive pricing was intentional and violated the terms of the Company’s stock option plans. The Audit Committee found that, after January 2004, the Company improved stock option granting processes, and since that time, has granted stock options in accordance with the Company’s stock option plans and approval procedures. The Company did not identify any material stock-based compensation adjustments that were required for periods after January 2004.

The Company determined that the measurement date and other errors identified in the investigation involved the falsification of the Company’s records, resulting in false information and representations provided to the Company’s independent registered public accounting firm and erroneous financial statements previously filed with the SEC.

Restatement and Impact on Consolidated Financial Statements

As a result of the measurement date and other errors identified in the Audit Committee’s investigation and subsequent management review, the Company recorded aggregate non-cash stock-based compensation expenses for the period from 1993 through 2005 of approximately $116 million, plus associated payroll tax expense of $2 million, less related income tax benefit of $12 million, for total stock compensation expense, net of income tax of $106 million. As part of the restatement of the consolidated financial statements, the Company also recorded additional non-cash adjustments that were previously identified and considered to be immaterial. The cumulative after-tax benefit from the recording of these adjustments was $11 million for the period from 1993 through 2005. The accounting adjustments related primarily to the timing of revenue recognition and related reserves, recognition of grant benefits, accruals for litigation and other expenses, reversal of income tax expense related to unrealized foreign exchange translation gains, and asset impairment charges. The total impact of all restatement adjustments resulted in net expenses of $94 million. These expenses have the net effect of decreasing net income or increasing net loss and decreasing retained earnings or increasing accumulated deficit as reported in the Company’s historical financial statements.

Evaluation of Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 (“Disclosure Controls”). Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Consideration of the Restatement

In coming to the conclusion that our disclosure controls and procedures were effective as of June 30, 2006, management considered, among other things, the control deficiencies related to accounting for stock-based compensation and management integrity with respect to the stock option process, which resulted in the need to restate our previously issued financial statements as disclosed in Note 2, “Restatements of Consolidated Financial Statements,” to the Condensed Consolidated Financial Statements included in Part I Item 1 of this Form 10-Q. Management has concluded that the control deficiencies that resulted in the restatement of the previously issued financial statements did not constitute material weaknesses as of June 30, 2006 as management concluded that there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation expense, unearned stock-based compensation and deferred tax assets being materially misstated is remote.

Limitations on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s Disclosure Controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

On August 7, 2006, George Perlegos, Atmel’s former President and Chief Executive Officer, and Gust Perlegos, Atmel’s former Executive Vice President, Office of the President, filed three actions in Delaware Chancery Court against Atmel and some of its officers and directors under Sections 211, 220 and 225 of the Delaware General Corporation Law. In the Section 211 action, plaintiffs alleged that on August 6, 2006, the Board of Directors wrongfully cancelled or rescinded a call for a special meeting of Atmel’s stockholders, and sought an order requiring the holding of the special meeting of stockholders. In the Section 225 action, plaintiffs alleged that their termination was the product of an invalidly noticed board meeting and improperly constituted committees acting with gross negligence and in bad faith. They further alleged that there was no basis in law or fact to remove them from their positions for cause, and sought an order declaring that they continue in their positions as President and Chief Executive Officer, and Executive Vice President, Office of the President, respectively. For both actions, plaintiffs sought costs, reasonable attorneys’ fees and any other appropriate relief. The Section 220 action, which sought access to corporate records, was dismissed in 2006.

Regarding the Delaware actions, a trial was held in October 2006, the court held argument in December 2006, issued a Memorandum Opinion in February 2007, and granted a Final Order on March 15, 2007. Regarding the Section 211 action, the Court ruled in favor of the plaintiffs with regards to calling a Special Meeting of Stockholders.

Pursuant to the order of the Delaware Chancery Court, the Company held a Special Meeting of Stockholders on May 18, 2007 to consider and vote on a proposal by George Perlegos, our former Chairman, President and Chief Executive Officer, to remove five members of our Board of Directors and to replace them with five persons nominated by Mr. Perlegos. On June 1, 2007, following final tabulation of votes and certification by IVS Associates, Inc., the independent inspector of elections for the Special Meeting, we announced that stockholders had rejected the proposal considered at the Special Meeting.

Prior to the Special Meeting, Atmel also received a notice from Mr. Perlegos indicating his intent to nominate eight persons for election to our Board of Directors at our Annual Meeting of Stockholders to be held on July 25, 2007. On June 5, 2007, Atmel received notice that Mr. Perlegos will not solicit proxies from Atmel’s shareholders as to any issue, including the makeup of Atmel’s Board of Directors, in connection with Atmel’s annual meeting to be held in July 2007.

In the Section 225 action, the court found that the plaintiffs had not demonstrated any right to hold any office of Atmel. On April 13, 2007, George Perlegos and Gust Perlegos filed an appeal to the Supreme Court of the State of Delaware with respect to the Section 225 action. On April 27, 2007, Atmel filed a cross-appeal in the Supreme Court of the State of Delaware relating to the Section 225 claims. On May 23, 2007, George Perlegos and Gust Perlegos withdrew their appeal with respect to the Section 225 action.

In January 2007, we received a subpoena from the Department of Justice (“DOJ”) requesting information relating to its past stock option grants and related accounting matters. In August 2006, the Company received a letter from the SEC making an informal inquiry and request for information on the same subject matters. In August 2006, Atmel received Information Document Requests from the Internal Revenue Service (“IRS”) regarding Atmel’s investigation into misuse of corporate travel funds and investigation into backdating of stock options. We are cooperating fully with DOJ, SEC and IRS inquiries and intend to continue to do so. These inquiries likely will require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against Atmel and the payment of significant fines and penalties by Atmel, which may adversely affect our results of operations and cash flow. We cannot predict how long it will take or how much more time and resources we will have to expend to resolve these government inquiries, nor can we predict the outcome of these inquiries. See Note 2 to the condensed consolidated financial statements.

On November 3, 2006, George Perlegos filed an administrative complaint against Atmel with the federal Occupational Safety & Health Administration (“OSHA”) asserting that he was wrongfully terminated by Atmel’s Board of Directors in violation of the Sarbanes-Oxley Act. More specifically, Mr. Perlegos alleges that Atmel terminated him in retaliation for his providing information to Atmel’s Audit Committee regarding suspected wire fraud and mail fraud by Atmel’s former travel manager and its third-party travel agent. Mr. Perlegos seeks reinstatement, costs, attorneys’ fees, and damages in an unspecified amount. On December 11, 2006, Atmel responded to the complaint, asserting that Mr. Perlegos’ claims are without merit and that he was terminated, along with three other senior executives, for the misuse of corporate travel funds. OSHA has made no determination yet as to whether it will dismiss the complaint or pursue a further investigation. If the matter is not dismissed, Atmel intends to defend against the claims vigorously.

From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. Atmel and the individual defendants have each moved to dismiss the consolidated amended complaint on various grounds. The state derivative cases have been consolidated. In April 2007, a consolidated derivative complaint was filed in the state court action and the Company moved to stay it. Atmel believes that the filing of the derivative actions was unwarranted and intends to vigorously contest them.

On March 23, 2007, Atmel filed a complaint in the U.S. District Court for the Northern District of California against George Perlegos and Gust Perlegos. In the lawsuit, Atmel asserts that the Perlegoses are using false and misleading proxy materials in violation of Section 14(a) of the federal securities laws to wage their proxy campaign to replace Atmel’s President and Chief Executive Officer and all of Atmel’s independent directors. Further, Atmel asserts that the Perlegos group, in violation of federal securities laws, has failed to file a Schedule 13D as required, leaving stockholders without the information about the Perlegoses and their plans that is necessary for stockholders to make an informed assessment of the Perlegoses’ proposal. In its complaint, Atmel has asked the Court to require the Perlegoses to comply with their disclosure obligations, and to enjoin them from using false and misleading statements to improperly solicit proxies as well as from voting any Atmel shares acquired during the period the Perlegoses were violating their disclosure obligations under the federal securities laws. On April 11, 2007, George Perlegos and Gust Perlegos filed a counterclaim with respect to such matters in the U.S. District Court for the Northern District of California seeking an injunction (a) prohibiting Atmel from making false and misleading statements and (b) requiring Atmel to publish and publicize corrective statements, and requesting an award of reasonable expenses and costs of this action. Atmel disputes the claims of George and Gust Perlegos and is vigorously defending this action.

In October 2006, an action was filed in First Instance Labour Court, Nantes, France on behalf of 46 former employees of Atmel’s Nantes facility, claiming that the sale of the Nantes facility to MHS (XbyBus SAS) in December, 2005 was not a valid sale, and that these employees should still be considered employees of Atmel, with the right to claim social benefits from Atmel. The action is for unspecified damages. Atmel believes that the filing of this action is without merit and intends to vigorously defend the terms of the sale to MHS.

In January 2007, Quantum World Corporation filed a patent infringement suit in the United States District Court, Eastern District of Texas, naming Atmel as a co-defendant, along with a number of other electronics manufacturing companies. The plaintiff claims that the asserted patents allegedly cover a true random number generator and that the patents are used in the manufacture, use and offer for sale of certain Atmel products. The suit seeks damages from infringement and recovery of attorney fees and costs incurred. In March 2007, Atmel filed a counterclaim for declaratory relief that the patents are neither infringed nor valid. Atmel believes that the filing of this action is without merit and intends to vigorously defend against this action.

In March 2006, Atmel filed suit against AuthenTec in the United States District Court, Northern District of California, San Jose Division, alleging infringement of U.S. Patent No. 6,289,114, and on November 1, 2006, Atmel filed a First Amended Complaint adding claims for infringement of U.S. Patent No. 6,459,804. In November 2006, AuthenTec answered denying liability and counterclaimed seeking a declaratory judgment of non-infringement and invalidity, its attorneys’ fees and other relief. In May 2007, AuthenTec filed a motion to dismiss for lack of subject matter jurisdiction. In April 2007, AuthenTec filed, but has not served, an action against Atmel for declaratory relief in the United States District Court for the Middle District of Florida that the patents asserted against it by Atmel in the action pending in the Northern District of California are neither infringed nor valid. Atmel believes that AuthenTech’s claims are without merit and intends to vigorously pursue and defend these actions.

Agere Systems, Inc. (“Agere”) filed suit in the United States District Court, Eastern District of Pennsylvania in February 2002, alleging patent infringement regarding certain semiconductor and related devices manufactured by Atmel. The complaint sought unspecified damages, costs and attorneys’ fees. Atmel disputed Agere’s claims. A jury trial for this action commenced on March 1, 2005, and on March 22, 2005, the jury found Agere’s patents invalid. Subsequently, a retrial was granted, and scheduled for the second quarter of 2006. In June 2006, the parties signed a confidential settlement agreement that included dismissal of the lawsuit, and terms whereby Atmel agreed to pay an undisclosed amount.

In 2005, Atmel filed suit against one of its insurers (the “Insurance Litigation”) regarding reimbursements for settlement and legal costs related to the Seagate case settled in May 2005. In June 2006, Atmel entered into a confidential settlement and mutual release agreement with the insurer whereby it recovered a portion of the litigation and settlement costs.

Net settlement costs of $6 million resulting from the Agere and Insurance Litigation proceedings were included within selling, general, and administrative expense for the quarter ended June 30, 2006.

From time to time, we may be notified of claims that we may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.

Indemnification Obligations.  On August 7, 2006, George and Gust Perlegos and two other Atmel senior executives were terminated for cause by a special independent committee of Atmel’s Board of Directors following an eight-month investigation into the misuse of corporate travel funds. Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with the investigation of the Company’s historical stock option practices and related government inquiries and litigation. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The Company is currently paying or reimbursing legal expenses incurred in connection with these matters by a number of its current and former directors, officers and employees. The Company believes the fair value of any required future payments under this liability is adequately provided for within the reserves it has established for currently pending legal proceedings.

Item 1A.	Risk Factors

The following trends, uncertainties and risks may impact the “forward-looking” statements described elsewhere in this Form 10-Q and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.

THE RESULTS OF OUR AUDIT COMMITTEE INVESTIGATION INTO OUR HISTORICAL STOCK OPTION PRACTICES AND RESULTING RESTATEMENTS MAY CONTINUE TO HAVE ADVERSE EFFECTS ON OUR FINANCIAL RESULTS.

The Audit Committee investigation into our historical stock option practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses. The resulting restatements have had a material adverse effect on our results of operations. We have recorded additional non-cash, stock-based compensation expense of $116 million for the periods from 1993 to 2005 (excluding the impact of related payroll and income taxes). See the “Explanatory Note” immediately preceding Part I and Note 2, “Restatements of Consolidated Financial Statements,” to Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion. In addition, several lawsuits have been filed against us, our current directors and officers and certain of our former directors and officers relating to our historical stock option practices and related accounting. See Item 1 Legal Proceedings, for a more detailed description of these proceedings. We may become the subject of additional private or government actions regarding these matters in the future. These actions are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

JUDGMENT AND ESTIMATES UTILIZED BY US IN DETERMINING STOCK OPTION GRANT DATES AND RELATED ADJUSTMENTS MAY BE SUBJECT TO CHANGE DUE TO SUBSEQUENT SEC GUIDANCE OR OTHER DISCLOSURE REQUIREMENTS.

In determining the restatement adjustments in connection with the stock option investigation, management used all reasonably available relevant information to form conclusions it believes are appropriate as to the most likely option granting actions that occurred, the dates when such actions occurred, and the determination of grant dates for financial accounting purposes based on when the requirements of the accounting standards were met. We considered various alternatives throughout the course of the review and restatement, and we believe the approaches used were the most appropriate, and the choices of measurement dates used in our review of stock option grant accounting and restatement of our financial statements were reasonable and appropriate in our circumstances. However, the SEC may issue additional guidance on disclosure requirements related to the financial impact of past stock option grant measurement date errors that may require us to amend this filing or other filings with the SEC to provide additional disclosures pursuant to such additional guidance. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the NASDAQ Global Select Market. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows.

OUR REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS, WHICH MAY RESULT IN VOLATILITY OR A DECLINE IN OUR STOCK PRICE.

Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:

•	the cyclical nature of both the semiconductor industry and the markets addressed by our products;

•	our transition to a fab-lite strategy;

•	our increased dependence on outside foundries and their ability to meet our volume, quality, and delivery objectives, particularly during times of increasing demand;

•	inventory excesses or shortages due to reliance on third party manufacturers;

•	our compliance with U.S. trade and export laws and regulations;

•	fluctuations in currency exchange rates;

•	ability of independent assembly contractors to meet our volume, quality, and delivery objectives;

•	success with disposal or restructuring activities, including disposition of our North Tyneside and Heilbronn facilities;

•	fluctuations in manufacturing yields;

•	possible delisting from NASDAQ Global Select Market;

•	third party intellectual property infringement claims;

•	the highly competitive nature of our markets;

•	the pace of technological change;

•	political and economic risks;

•	natural disasters or terrorist acts;

•	assessment of internal controls over financial reporting;

•	ability to meet our debt obligations;

•	availability of additional financing;

•	our ability to maintain good relationships with our customers;

•	integration of new businesses or products;

•	our compliance with international, federal and state export, environmental, privacy and other regulations;

•	personnel changes;

•	business interruptions;

•	system integration disruptions; and

•	changes in accounting rules, such as recording expenses for employee stock option grants.

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

In addition, our future success will depend in large part on the continued economic growth generally and of growth in various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics, data networking equipment and military equipment. The semiconductor industry has the ability to supply more products than demand requires. Our ability to return to profitability will depend heavily upon a better supply and demand balance within the semiconductor industry.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS.

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The semiconductor industry faced severe business conditions with global semiconductor revenues for the industry declining 32% to $139 billion in 2001, compared to revenues in 2000. The semiconductor industry began to turn around in 2002 with global semiconductor sales increasing modestly by 1% to $141 billion. Global semiconductor sales increased 18% to $166 billion in 2003, 27% to $211 billion in 2004, 7% to $228 billion in 2005 and 9% to $248 billion in 2006.

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

WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS AS WE TRANSITION TO A FAB-LITE STRATEGY.

As part of our fab-lite strategy, we have reduced and plan to further reduce the number of our owned manufacturing facilities. In December 2005, we sold our Nantes, France, fabrication facility and the related foundry activities, to XybyBus SAS. In July 2006, we sold our Grenoble, France, subsidiary (including the fabrication facility in Grenoble) to e2v technologies plc. In December 2006, we announced the planned sale of our North Tyneside, United Kingdom, and Heilbronn, Germany, wafer fabrication facilities. As a result of the sale (or planned sale) of such fabrication facilities, we will be increasingly relying on the utilization of third-party foundry manufacturing and assembly and test capacity. As part of such transition we must expand our foundry relationships by entering into new agreements with such third-party foundries. If agreements with such foundries are not completed on a timely basis, manufacturing of certain of our products could be disrupted, which would harm our business. In addition, difficulties in production yields can often occur when transitioning to a new third-party manufacturer. If such foundries fail to deliver quality products and components on a timely basis, our business could be harmed.

Implementation of our new fab-lite strategy will result in the following risks:

•	reduced control over delivery schedules and product costs;

•	manufacturing costs that are higher than anticipated;

•	inability of our manufacturing subcontractors to develop manufacturing methods appropriate for our products and their unwillingness to devote adequate capacity to produce our products;

•	possible abandonment of fabrication processes by our manufacturing subcontractors for products that are strategically important to us;

•	decline in product quality and reliability;

•	inability to maintain continuing relationships with our suppliers;

•	restricted ability to meet customer demand when faced with product shortages; and

•	increased opportunities for potential misappropriation of our intellectual property.

If any of the above risks are realized, we could experience an interruption in our supply chain or an increase in costs, which could delay or decrease our revenue or harm our business.

AS WE INCREASE DEPENDENCE ON OUTSIDE FOUNDRIES, SUCH FOUNDRIES MAY NOT HAVE ADEQUATE CAPACITY TO FULFILL OUR NEEDS AND MAY NOT MEET OUR QUALITY AND DELIVERY OBJECTIVES OR MAY ABANDON FABRICATION PROCESSES THAT WE REQUIRE.

We expect to increase our utilization of outside foundries to expand our capacity in the future, especially for high volume commodity type products and certain aggressive technology ASIC products. Reliance on outside foundries to fabricate wafers involves significant risks, including reduced control over quality and delivery schedules, a potential lack of capacity, and a risk the subcontractor may abandon the fabrication processes we need from a strategic standpoint, even if the process is not economically viable. We hope to mitigate these risks with a strategy of qualifying multiple subcontractors. However, there can be no guarantee that any strategy will eliminate these risks. Additionally, since most of such outside foundries are located in foreign countries, we are subject to certain risks generally associated with contracting with foreign manufacturers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates. Accordingly, we may experience problems in timelines and the adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

INCREASING DEPENDENCE ON THIRD PARTY MANUFACTURERS COULD HARM OUR BUSINESS IN TIMES OF INCREASING DEMAND IN OUR INDUSTRY.

We currently manufacture our products at our facilities in Colorado Springs, Colorado; Heilbronn, Germany; Rousset, France; and North Tyneside, United Kingdom. In December 2006, we announced our plan to sell the Heilbronn and North Tyneside facilities to optimize our manufacturing operations as part of our adoption of a fab-lite strategy. In order to shift from a manufacturing-based business model to an outsourcing business model, we will need to substantially expand our foundry relationships. The terms on which we will be able to obtain wafer production for our products, and the timing and volume of such production will be substantially dependent on agreements to be negotiated with semiconductor foundries. We cannot be certain that the agreements we reach with such foundries will be on terms reasonable to us. Therefore, any agreements reached with semiconductor foundries may be short-term and possibly non-renewable, and hence provide less certainty regarding the supply and pricing of wafers for our products.

During economic upturns in the semiconductor industry we will not be able to guarantee that our third party foundries will be able to increase manufacturing capacity to a level that meets demand for our products, which would prevent us from meeting increased customer demand and harm our business. Also during times of increased demand for our products, if such foundries are able to meet such demand, it may be at higher wafer prices, which would reduce our gross margins on such products or require us to offset the increased price by increasing prices for our customers, either of which would harm our business and operating results.

AS A RESULT OF INCREASED DEPENDENCE ON THIRD PARTY MANUFACTURERS, WE MAY INCUR INVENTORY EXCESSES OR SHORTAGES

As we increase our reliance on third party manufacturers and subcontractors, we acknowledge that the lead times required by such foundries have increased in recent years and is likely to increase in the future. However, market conditions and intense competition in the semiconductor industry require that we be prepared to ship products to our customers with much shorter lead times. Consequently, to have product inventory to meet potential customer purchase orders, we may have to place purchase orders for wafers from our manufacturers in advance of having firm purchase orders from our customers, which from time-to-time will cause us to have an excess or shortage of wafers for a particular product. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If we cancel a purchase order, we may have to pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. As a result of the long lead-time for manufacturing wafers and the increase in “just in time” ordering by customers, semiconductor companies from time-to-time may need to record additional expense for the write-down of excess inventory. Significant write-downs of excess inventory could have a material adverse effect on our condensed consolidated financial condition and results of operations.

Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

OUR INTERNATIONAL SALES AND OPERATIONS ARE SUBJECT TO APPLICABLE LAWS RELATING TO TRADE AND EXPORT CONTROLS, THE VIOLATION OF WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

For products and technology exported from the U.S. or otherwise subject to U.S. jurisdiction, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the Office of Foreign Assets Control (“OFAC”), U.S. Department of the Treasury. We have recently discovered shortcomings in our export compliance procedures. We are currently analyzing product shipments and technology transfers, working with U.S. government officials to ensure compliance with applicable U.S. export laws and regulations, and developing an enhanced export compliance system. A determination by the U.S. government that we have failed to comply with one or more of these export controls or trade sanctions could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, and debarment from U.S. participation in government contracts. Any one or more of these sanctions could have a material adverse effect on our business, financial condition and results of operations.

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

We have in the past entered into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on certain foreign currency assets and liabilities. In addition, we have periodically hedged certain anticipated foreign currency cash flows. We do not plan to hedge against either of these risks in the foreseeable future, but if we should, our attempts to hedge against these risks may not be successful, resulting in an adverse impact on our net income. In addition, our net income may be subject to greater foreign currency gains and losses on certain foreign currency assets and liabilities during times in which we have not entered into foreign exchange forward contracts.

REVENUES AND COSTS DENOMINATED IN FOREIGN CURRENCIES COULD ADVERSELY IMPACT OUR OPERATING RESULTS WITH CHANGES IN THESE FOREIGN CURRENCIES AGAINST THE DOLLAR.

When we take an order denominated in a foreign currency we may receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. Conversely, when we incur a cost denominated in a foreign currency we may pay more dollars than initially anticipated if that local currency strengthens against the dollar before we pay the costs. In addition to reducing revenues or increasing our costs, this risk can negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, a negative impact on expenses can be partially offset by a positive impact on revenues. During the three months ended June 30, 2006 and 2005, approximately 18% of net revenues were denominated in foreign currencies, primarily the euro. During the six months ended June 30, 2006 and 2005, approximately 18% of net revenues were denominated in foreign currencies, primarily the euro. Sales in euros amounted to approximately 17% of net revenues for each the three and six months ended June 30, 2006 and 2005. Sales in Japanese yen accounted for approximately 1% of net revenues for each of the three and six months ended June 30, 2006 and 2005.

We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 23% of our accounts receivable are denominated in foreign currency as of both June 30, 2006, and December 31, 2005.

We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 44% and 46% of our accounts payable were denominated in foreign currency as of June 30, 2006, and December 31, 2005, respectively. Approximately 60% of our debt obligations were denominated in foreign currency as of June 30, 2006, and December 31, 2005.

WE DEPEND ON INDEPENDENT ASSEMBLY CONTRACTORS WHICH MAY NOT HAVE ADEQUATE CAPACITY TO FULFILL OUR NEEDS AND WHICH MAY NOT MEET OUR QUALITY AND DELIVERY OBJECTIVES.

We currently manufacture a majority of the wafers for our products at our fabrication facilities, and the wafers are then sorted and tested at our facilities. After wafer testing, we ship the wafers to one of our independent assembly contractors located in China, Hong Kong, Indonesia, Japan, Malaysia, the Philippines, South Korea, Taiwan or Thailand where the wafers are separated into die, packaged and, in some cases, tested. Our reliance on independent contractors to assemble, package and test our products involves significant risks, including reduced control over quality and delivery schedules, the potential lack of adequate capacity and discontinuance or phase-out of the contractors’ assembly processes. These independent contractors may not continue to assemble, package and test our products for a variety of reasons. Moreover, because our assembly contractors are located in foreign countries, we are subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions, including export controls, and changes in tariff and freight rates. Accordingly, we may experience problems in timelines and the adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

WE FACE RISKS ASSOCIATED WITH DISPOSAL OR RESTRUCTURING ACTIVITIES.

As part of our fab-lite strategy, in December 2006, we announced plans to sell our Heilbronn, Germany, and North Tyneside, United Kingdom, manufacturing facilities. However, reducing our wafer fabrication capacity involves significant potential costs and delays, particularly in Europe, where the extensive statutory protection of employees imposes substantial costs and delays on their employers when the market requires downsizing. Such costs and delays include compensation to employees and local government agencies, requirements and approvals of governmental and judicial bodies, and losses of or requirement to repay governmental subsidies. We may experience labor union objections or other difficulties while implementing a downsizing. Any such difficulties that we experience would harm our business and operating results, either by deterring needed downsizing or by the additional costs of accomplishing it in Europe relative to America or Asia.

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

IF WE ARE UNABLE TO IMPLEMENT NEW MANUFACTURING TECHNOLOGIES OR FAIL TO ACHIEVE ACCEPTABLE MANUFACTURING YIELDS, OUR BUSINESS WOULD BE HARMED.

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

Fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. Whether through the use of our foundries or third party manufacturers, we may experience problems in achieving acceptable yields in the manufacture of wafers, particularly during a transition in the manufacturing process technology for our products.

We have previously experienced production delays and yield difficulties in connection with earlier expansions of our wafer fabrication capacity or transitions in manufacturing process technology. Production delays or difficulties in achieving acceptable yields at any of our fabrication facilities or at the fabrication facilities of our third party manufacturers could materially and adversely affect our operating results. We may not be able to obtain the additional cash from operations or external financing necessary to fund the implementation of new manufacturing technologies.

WE HAVE NOT BEEN IN COMPLIANCE WITH SEC REPORTING REQUIREMENTS AND NASDAQ LISTING REQUIREMENTS. IF WE ARE UNABLE TO ATTAIN COMPLIANCE WITH, OR THEREAFTER REMAIN IN COMPLIANCE WITH SEC REPORTING REQUIREMENTS AND NASDAQ LISTING REQUIREMENTS, THERE MAY BE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OUR STOCKHOLDERS.

As a consequence of the Audit Committee investigation into our historical stock option practices and resulting restatements of our financial statements, we have not been able to file our periodic reports with the SEC on a timely basis and continue to face the possibility of delisting of our stock from the NASDAQ Global Select Market. We have now filed our Annual Report on Form 10-K for the year ended December 31, 2006, and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006. We were not able to file our Quarterly Report for the quarter ended March 31, 2007 on a timely basis. See the “Explanatory Note” immediately preceding Part I and Note 2, “Restatements of Consolidated Financial Statements,” to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion. Until we have returned to full compliance with SEC reporting requirements and NASDAQ listing requirements, the possibility of a NASDAQ delisting exists. If this happens, the price of our stock and the ability of our stockholders to trade in our stock would be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to allow our employees to exercise their outstanding options, which could adversely affect our business and results of operations.

As a result of the delayed filing of our Quarterly Report on Form 10-Q for the quarters ended June 30, 2006, September 30, 2006 and March 31, 2007, as well as our Annual Report on Form 10-K for the year ended December 31, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until one year from the date the last delinquent filing is made. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

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

We have in the past been involved in intellectual property infringement lawsuits, which harmed our operating results and are currently involved in intellectual property infringement lawsuits, which may harm our future operating results. We are currently involved in several intellectual property infringement lawsuits. Although we intend to vigorously defend against any such lawsuits, we may not prevail given the complex technical issues and inherent uncertainties in patent and intellectual property litigation. Moreover, the cost of defending against such litigation, in terms of management time and attention, legal fees and product delays, could be substantial, whatever the outcome. If any patent or other intellectual property claims against us are successful, we may be prohibited from using the technologies subject to these claims, and if we are unable to obtain a license on acceptable terms, license a substitute technology, or design new technology to avoid infringement, our business and operating results may be significantly harmed.

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

We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Cypress, Freescale, Fujitsu, Hitachi, IBM, Infineon, Intel, LSI Logic, Microchip, Philips, Renesas, Samsung, Sharp, Spansion, STMicroelectronics, Texas Instruments and Toshiba. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced new products we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last several years, we have experienced significant price competition in several business segments, especially in our nonvolatile memory segment for EPROM, Serial EEPROM, and Flash memory products, as well as in our commodity microcontrollers and smart cards. We expect continuing competitive pressures in our markets from existing competitors and new entrants, new technology and cyclical demand, which, among other factors, will likely maintain the recent trend of declining average selling prices for our products.

In addition to the factors described above, our ability to compete successfully depends on a number of factors, including the following:

•	our success in designing and manufacturing new products that implement new technologies and processes;

•	our ability to offer integrated solutions using our advanced nonvolatile memory process with other technologies;

•	the rate at which customers incorporate our products into their systems;

•	product introductions by our competitors;

•	the number and nature of our competitors in a given market;

•	the incumbency of our competitors at potential new customers;

•	our ability to minimize production costs by outsourcing our manufacturing, assembly and testing functions; and

•	general market and economic conditions.

Many of these factors are outside of our control, and we may not be able to compete successfully in the future.

WE MAY BE SUBJECT TO ADVERSE FINDINGS FROM ADDITIONAL AUDIT COMMITTEE INVESTIGATIONS INTO IMPROPER BUSINESS PRACTICES.

In addition to the investigation into stock option granting practices, the Audit Committee of Atmel’s Board of Directors, with the assistance of independent legal counsel and forensic accountants, conducted independent investigations into (a) certain proposed investments in high yield securities that were being contemplated by our former Chief Executive Officer during the period from 1999 to 2002 and bank transfers related thereto, and (b) alleged payments from certain of our customers to employees at one of our Asian subsidiaries. The Audit Committee has completed its investigations, including its review of the impact on our condensed consolidated financial statements for the six months ended June 30, 2006, and prior periods, and concluded that there was no impact on such consolidated financial statements. However, we can give no assurances that subsequent information will not be discovered that may cause the Audit Committee to reopen such reviews. In addition, government agencies, including local authorities in Asia, may initiate their own review into these and related matters. At this time, we cannot predict the outcome of such reviews, if any. An adverse finding in any of these matters could lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the NASDAQ Global Select Market, and result in additional management time being diverted and additional legal and other costs that could have a material adverse effect on our business, financial condition and results of operations.

WE FACE VARIOUS RISKS ASSOCIATED WITH A POTENTIAL CHANGE OF CONTROL OF OUR BOARD OF DIRECTORS.

Pursuant to the order of the Delaware Chancery Court, on May 18, 2007, Atmel held a Special Meeting of Stockholders to consider and vote on a proposal by George Perlegos, our former Chairman, President and CEO, to remove five members of our Board of Directors and to replace them with five persons nominated by Mr. Perlegos. On June 1, 2007, following final tabulation of votes and certification by IVS Associates, Inc., the independent inspector of elections for the Special Meeting, we announced that stockholders had rejected the proposal considered at the Special Meeting.

Prior to the Special Meeting, Atmel also received a notice from Mr. Perlegos indicating his intent to nominate eight persons for election to our Board of Directors at our Annual Meeting of Stockholders to be held on July 25, 2007. On June 5, 2007, Atmel received notice that Mr. Perlegos will not solicit proxies from Atmel’s shareholders as to any issue, including the makeup of Atmel’s Board of Directors, in connection with Atmel’s annual meeting to be held in July 2007. There can be no assurance that Atmel will not face another proxy contest in the future, which would be time-consuming, expensive and disruptive to normal business operations.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.

Sales outside the United States accounted for approximately 85% of our net revenues for the three months ended June 30, 2006, as compared to approximately 86% for the same period in 2005 and accounted for approximately 84% of our net revenues for the six months ended June 30, 2006, compared to approximately 87% of our net revenues for the same period in 2005. International sales and operations are subject to a variety of risks, including:

•	greater difficulty in protecting intellectual property;

•	reduced flexibility and increased cost of staffing adjustments, particularly in France and Germany;

•	longer collection cycles;

•	potential unexpected changes in regulatory practices, including export license requirements, trade barriers, tariffs and tax laws, environmental and privacy regulations; and

•	general economic and political conditions in these foreign markets.

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

OUR OPERATIONS AND FINANCIAL RESULTS COULD BE HARMED BY NATURAL DISASTERS OR TERRORIST ACTS.

Since the terrorist attacks on the World Trade Center and the Pentagon in 2001, certain insurance coverage has either been reduced or made subject to additional conditions by our insurance carriers, and we have not been able to maintain all necessary insurance coverage at reasonable cost. Instead, we have relied to a greater degree on self-insurance. For example, we now self-insure property losses up to $10 million per event. Our headquarters, some of our manufacturing facilities, the manufacturing facilities of third party foundries and some of our major vendors’ and customers’ facilities are located near major earthquake faults and in potential terrorist target areas. If a major earthquake or other disaster or a terrorist act impacts us and insurance coverage is unavailable for any reason, we may need to spend significant amounts to repair or replace our facilities and equipment, we may suffer a temporary halt in our ability to manufacture and transport product and we could suffer damages of an amount sufficient to harm our business, financial condition and results of operations.

A LACK OF EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING COULD RESULT IN AN INABILITY TO ACCURATELY REPORT OUR FINANCIAL RESULTS, WHICH COULD LEAD TO A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. Evaluations of the effectiveness of our internal controls in the future may lead our management to determine that internal control over financial reporting is no longer effective. Such conclusions may result from our failure to implement controls for changes in our business, or deterioration in the degree of compliance with our policies or procedures.

A failure to maintain effective internal control over financial reporting, including a failure to implement effective new controls to address changes in our business could result in a material misstatement of our condensed consolidated financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

OUR DEBT LEVELS COULD HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING, AND OUR ABILITY TO MEET OUR DEBT OBLIGATIONS WILL BE DEPENDENT UPON OUR FUTURE PERFORMANCE.

As of June 30, 2006, our total debt was $213 million compared to $388 million at December 31, 2005. The decrease is primarily a result of the redemption of the zero coupon convertible notes, due 2021. On May 23, 2006, substantially all of the convertible notes outstanding were redeemed for approximately $144 million. The balance of approximately $1 million was called by the Company in June 2006. Our long-term debt less current portion to equity ratio was 0.07 and 0.14 at June 30, 2006 and December 31, 2005, respectively. Increases in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

Certain of our debt facilities contain terms that subject the Company to financial and other covenants. The Company was not in compliance with covenants requiring timely filing of U.S. GAAP financial statements as of June 30, 2006, and, as a result, the Company requested waivers from its lenders to avoid default under these facilities. Waivers were not received from all lenders, and as a result, the Company reclassified $45 million of long-term debt to current debt on the condensed consolidated balance sheet as of June 30, 2006.

From time to time our ability to meet our debt obligations will depend upon our ability to raise additional financing and on our future performance and ability to generate substantial cash flow from operations, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to meet debt obligations or otherwise are obliged to repay any debt prior to its due date, our available cash would be depleted, perhaps seriously, and our ability to fund operations harmed. In addition, our ability to service long-term debt in the U.S. or to obtain cash for other needs from our foreign subsidiaries may be structurally impeded, as a substantial portion of our operations are conducted through our foreign subsidiaries. Our cash flow and ability to service debt are partially dependent upon the liquidity and earnings of our subsidiaries as well as the distribution of those earnings, or repayment of loans or other payments of funds by those subsidiaries, to the U.S. parent corporation. These foreign subsidiaries are separate and distinct legal entities and may have limited or no obligation, contingent or otherwise, to pay any amounts to us, whether by dividends, distributions, loans or any other form.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

Although in July 2006 we sold our Grenoble, France, subsidiary and in December 2006 we announced our plan to sell the Heilbronn and North Tyneside fabrication facilities, we intend to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. We made cash payments of $36 million for capital equipment in the six months ended June 30, 2006 and we expect our total capital expenditures to be approximately $70 to $92 million in 2007. We may seek additional equity or debt financing to fund operations or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

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

We sell many of our products through distributors. Our distributors could experience financial difficulties or otherwise reduce or discontinue sales of our products. Our distributors could commence or increase sales of our competitors’ products. In any of these cases, our business could be harmed. In addition, in the short-term our revenues in Asia may decrease as we optimize our distributor base in Asia. It may take time for us to identify financially viable distributors and help them develop quality support services. This process may result in short-term revenue loss, particularly in the third and fourth quarters of fiscal 2007. There can be no assurances that we will be able to manage this optimization process in an efficient and timely manner.

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

OUR FAILURE TO SUCCESSFULLY INTEGRATE BUSINESSES OR PRODUCTS WE HAVE ACQUIRED COULD DISRUPT OR HARM OUR ONGOING BUSINESS.

We have from time to time acquired, and may in the future acquire additional, complementary businesses, facilities, products and technologies. Achieving the anticipated benefits of an acquisition depends, in part, upon whether the integration of the acquired business, products or technology is accomplished in an efficient and effective manner. Moreover, successful acquisitions in the semiconductor industry may be more difficult to accomplish than in other industries because such acquisitions require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of such integration may be increased by the need to coordinate geographically separated organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures.

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

We also could face significant costs and liabilities in connection with product take-back legislation. We record a liability for environmental remediation and other environmental costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated. The EU has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market became financially responsible for implementing these responsibilities beginning in August 2005. Our potential liability resulting from the WEEE Legislation may be substantial. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan, the cumulative impact of which could be significant.

WE DEPEND ON CERTAIN KEY PERSONNEL, AND THE LOSS OF ANY KEY PERSONNEL MAY SERIOUSLY HARM OUR BUSINESS.

Our future success depends in large part on the continued service of our key technical and management personnel, and on our ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and in the development of new products and processes. The competition for such personnel is intense, and the loss of key employees, none of whom is subject to an employment agreement for a specified term or a post-employment noncompetition agreement, could harm our business.

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

ACCOUNTING FOR EMPLOYEE STOCK OPTIONS USING THE FAIR VALUE METHOD COULD SIGNIFICANTLY REDUCE OUR NET INCOME.

In December 2004, the FASB issued SFAS No. 123R, which is a revision of SFAS No. 123, and supersedes our previous accounting under APB No. 25.

We adopted SFAS No. 123R effective January 1, 2006, using the modified prospective transition method and our condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 are based on this method. In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123R.

We have elected to adopt FSP No. FAS 123(R)-3 to calculate our pool of windfall tax benefits.

SFAS No. 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as expense over the requisite service periods in our condensed consolidated statements of operations. Prior to January 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123 (and further amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”). Under the intrinsic value method, stock-based compensation expense was recognized in our condensed consolidated statements of operations for stock based awards granted to employees when the exercise price of these awards was less than the fair market value of the underlying stock at the date of grant.

Net income for the six months ended June 30 2006 was reduced by stock-based compensation expense of $5 million due to the adoption of SFAS No. 123R.

OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY IMPACT OUR CASH POSITION AND OPERATING CAPITAL.

We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Long-term pension benefits payable totaled $47 million and $52 million at June 30, 2006 and December 31, 2005, respectively. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits to be paid over the next twelve months is expected to be approximately $1 million. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 10, 2006, proxies representing 418,650,349 shares of Common Stock or 86% of the total outstanding shares were voted at the meeting. The table below presents the voting results of the election of the Company’s Board of Directors:

		Total Votes
	Total Votes for	Withheld from
	Each Director	Each Director

George Perlegos	414,862,972	3,787,377
Gust Perlegos	414,727,704	3,922,645
Tsung-Ching Wu	405,061,940	13,588,409
T. Peter Thomas	319,522,567	99,127,782
Pierre Fougere	404,838,148	13,812,201
Dr. Chaiho Kim	404,803,711	13,846,638
David Sugishita	403,141,312	15,509,037
Steven Laub	415,922,031	2,728,318

The stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year 2006. The proposal received 416,108,154 votes for, 2,311,838 votes against, 230,357 abstentions, and no broker non-votes.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits have been filed with, or incorporated into, this Report:

2.1	Share Purchase Agreement, dated as of July 12, 2006, between e2v technologies SAS and Atmel Paris SAS (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on July 13, 2006).
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION
(Registrant)

/s/  STEVEN LAUB
Steven Laub
President & Chief Executive Officer
(Principal Executive Officer)

June 8, 2007
/s/  ROBERT AVERY
Robert Avery
Vice President Finance &
Chief Financial Officer
(Principal Financial and Accounting Officer)

June 8, 2007

EXHIBIT INDEX

2.1	Share Purchase Agreement, dated as of July 12, 2006, between e2v technologies SAS and Atmel Paris SAS (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on July 13, 2006).
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.