Form 10-Q
period 2006-09-30
ATMEL CORP
filed 2007-06-08
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006
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

(408) 441-0311
(Registrant’s telephone number)

Indicate by check mark whether the Registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On June 4, 2007, the Registrant had 488,843,018 outstanding shares of Common Stock.

ATMEL CORPORATION

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

EXPLANATORY NOTE REGARDING RESTATEMENTS

This Quarterly Report on Form 10-Q for our quarter ended September 30, 2006, includes a restatement of our condensed consolidated financial statements for our quarter ended September 30, 2005 (and related disclosures). The restatement is a result of an independent stock option investigation commenced by the Audit Committee of the Board of Directors. See Note 2, “Restatements of Consolidated Financial Statements,” to Condensed Consolidated Financial Statements for a detailed discussion of the effect of the restatements.

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

The financial statement impact of the restatement of stock-based compensation expense and related payroll and income taxes, as well as other accounting adjustments, by year, is as follows (in thousands):

			Adjustment to
			Income Tax
			Expense (Benefit)	Adjustment to
			Relating to Stock-	Stock-Based	Other
	Adjustment to	Adjustment to	Based	Compensation	Adjustments,	Total
	Stock-Based	Payroll Tax	Compensation	Expense, Net of	Net of	Restatement
Fiscal	Compensation	Expense	and Payroll Tax	Payroll and	Income	Expense
Year	Expense	(Benefit)	Expense	Income Taxes	Taxes	(Benefit)

1993	$268	$1	$(110)	$159
1994	556	151	(293)	414
1995	1,944	688	(799)	1,833
1996	3,056	1,735	(1,449)	3,342
1997	5,520	1,968	(2,516)	4,972
1998	18,695	671	(6,147)	13,219
1999	18,834	1,832	(6,955)	13,711
2000	27,379	7,209	(11,576)	23,012
2001	19,053	1,655	(5,988)	14,720
2002	5,555	1,603	23,477	30,635
2003	12,416	(1,980)	—	10,436

Cumulative through December 31, 2003	113,276	15,533	(12,356)	116,453	$(13,638)	$102,815

2004	1,405	(10,395)	—	(8,990)	184	(8,806)
2005	1,561	(3,190)	—	(1,629)	2,082	453

Total	$116,242	$1,948	$(12,356)	$105,834	$(11,372)	$94,462

For more information regarding the investigation and findings relating to stock option practices and the restatement, refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Restatements of Consolidated Financial Statements” to Condensed Consolidated Financial Statements.

PART I:  FINANCIAL INFORMATION

Item 1.	Financial Statements

Atmel Corporation

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005
		As restated(1)
(In thousands, except per share data)

ASSETS
Current assets
Cash and cash equivalents	$425,501	$300,323
Short-term investments	58,483	47,932
Accounts receivable, net of allowance for doubtful accounts of $3,619 in 2006 and $3,944 in 2005	245,298	235,129
Inventories	303,537	288,220
Current assets of discontinued operations	—	28,800
Other current assets	84,831	100,129

Total current assets	1,117,650	1,000,533
Fixed assets, net	815,386	874,618
Non-current assets of discontinued operations	—	16,330
Intangible and other assets	37,332	42,455

Total assets	$1,970,368	$1,933,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$118,140	$112,107
Convertible notes	—	142,401
Trade accounts payable	143,395	125,724
Accrued and other liabilities	250,119	187,365
Current liabilities of discontinued operations	—	37,838
Deferred income on shipments to distributors	21,534	18,345

Total current liabilities	533,188	623,780
Long-term debt less current portion	68,962	133,184
Convertible notes less current portion	—	295
Non-current liabilities of discontinued operations	—	4,493
Other long-term liabilities	224,952	234,813

Total liabilities	827,102	996,565

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 488,844 at September 30, 2006 and 483,366 at December 31, 2005	489	483
Additional paid-in capital	1,415,468	1,400,261
Unearned stock-based compensation	—	(2,942)
Accumulated other comprehensive income	176,537	126,055
Accumulated deficit	(449,228)	(586,486)

Total stockholders’ equity	1,143,266	937,371

Total liabilities and stockholders’ equity	$1,970,368	$1,933,936

(1)	See Note 2, “Restatements of Consolidated Financial Statements,” to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
				As restated(1)
		As restated(1)
(In thousands, except per share data)

Net revenues	$431,734	$392,032	$1,262,006	$1,166,874
Operating expenses
Cost of revenues	280,176	284,823	845,038	896,866
Research and development	75,181	68,412	217,892	202,426
Selling, general and administrative	50,206	44,229	149,881	144,505
Restructuring charges and loss on sale	—	2,452	151	2,452

Total operating expenses	405,563	399,916	1,212,962	1,246,249

Income (loss) from operations	26,171	(7,884)	49,044	(79,375)

Legal settlements and awards	—	—	—	1,250
Interest and other income (expenses), net	1,692	(7,131)	(5,571)	(21,544)

Income (loss) from continuing operations before income taxes	27,863	(15,015)	43,473	(99,669)
Benefit from (provision for) income taxes	(5,603)	11,286	(19,516)	7,033

Income (loss) from continuing operations	22,260	(3,729)	23,957	(92,636)

Income from discontinued operations, net of income taxes	1,679	4,629	12,969	11,226
Gain on sale of discontinued operations, net of income taxes	100,332	—	100,332	—

Net income (loss)	$124,271	$900	$137,258	$(81,410)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.04	$(0.01)	$0.05	$(0.19)
Income from discontinued operations, net of income taxes	0.00	0.01	0.02	0.02
Gain on sale of discontinued operations, net of income taxes	0.21	—	0.21	—

Net income (loss)	$0.25	$0.00	$0.28	$(0.17)

Weighted-average shares used in basic income (loss) per share calculations	488,303	482,440	486,935	480,948

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.04	$(0.01)	$0.05	$(0.19)
Income from discontinued operations, net of income taxes	0.00	0.01	0.02	0.02
Gain on sale of discontinued operations, net of income taxes	0.21	—	0.21	—

Net income (loss)	$0.25	$0.00	$0.28	$(0.17)

Weighted-average shares used in diluted income (loss) per share calculations	494,066	482,440	492,698	480,948

(1)	See Note 2, “Restatements of Consolidated Financial Statements,” to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
		As restated(1)
(In thousands)

Cash flows from operating activities
Net income (loss)	$137,258	$(81,410)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	175,483	223,776
Gain on sale of discontinued operations	(109,838)	—
Gain on sale of fixed assets	(2,571)	(1,100)
Other non-cash losses	1,625	4,489
Provision for (recovery of) doubtful accounts receivable	115	(3,952)
Accrued interest on zero coupon convertible debt	2,819	7,663
Accrued interest on other long-term debt	1,276	1,569
Stock-based compensation expense (benefit)	6,571	(384)
Changes in operating assets and liabilities
Accounts receivable	(10,238)	(5,275)
Inventories	(13,873)	30,143
Current and other assets	4,352	(22,936)
Trade accounts payable	29,714	(68,984)
Accrued and other liabilities	48,389	(10,119)
Deferred income on shipments to distributors	3,198	(2,469)

Net cash provided by operating activities	274,280	71,011

Cash flows from investing activities
Acquisitions of fixed assets	(63,591)	(145)
Proceeds from the sale of fixed assets	3,795	1,100
Net proceeds from sale of discontinued operations	125,912	—
Proceeds from the sale of interest in privately held companies	1,799	—
Acquisitions of intangible assets	(209)	(6,578)
Purchases of short-term investments	(18,286)	(13,762)
Sales or maturities of short-term investments	9,157	19,065

Net cash provided by (used in) investing activities	58,577	(161,320)

Cash flows from financing activities
Proceeds from equipment financing and other debt	25,000	146,242
Principal payments on capital leases and other debt	(98,446)	(107,104)
Repurchase of convertible notes	(145,515)	—
Issuance of common stock	11,206	11,537

Net cash (used in) provided by financing activities	(207,755)	50,675

Effect of exchange rate changes on cash and cash equivalents	76	(24,328)

Net increase (decrease) in cash and cash equivalents	125,178	(63,962)

Cash and cash equivalents at beginning of period	300,323	346,350

Cash and cash equivalents at end of period	$425,501	$282,388

Supplemental cash flow disclosures:
Interest paid	$10,807	$11,921
Income taxes paid, net	6,105	11,170
Decreases in accounts payable related to fixed asset purchases	(315)	(84,175)
Fixed assets acquired under capital leases	3,243	112,309

(1)	See Note 2, “Restatements of Consolidated Financial Statements,” to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)

Note 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or “Atmel”) and its subsidiaries as of September 30, 2006, the results of operations and the cash flows for the three and nine months ended September 30, 2006 and 2005. All intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The December 31, 2005 year-end condensed balance sheet data was derived from the audited consolidated financial statements and does not include all of the disclosures required by generally accepted accounting principles. The Condensed Consolidated Statements of Operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.

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

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis for raw materials and purchased parts; and an average-cost basis for work in progress and finished goods) or market. Market is based on estimated net realizable value. The Company establishes lower of cost or market reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when the inventory product exceeds nine months of demand or twelve months of backlog for that product. Inventory reserves are not relieved until the related inventory has been sold or scrapped. Inventories are comprised of the following as of September 30, 2006 and December 31, 2005, respectively:

	2006	2005

Raw materials and purchased parts	$11,083	$11,972
Work-in-progress	226,720	207,084
Finished goods	65,734	69,164

	$303,537	$288,220

At December 31, 2005, inventories classified as Current Assets of Discontinued Operations totaled $21,482.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Accrued and Other Liabilities

Accrued and other liabilities consist of the following as of September 30, 2006 and December 31, 2005:

	2006	2005
Advance payments from customers	$10,000	$10,000
Income taxes payable	42,272	6,024
Deferred income tax liability, current portion	4,535	4,535
Value-added tax payable	4,104	4,565
Accrued salaries and benefits	62,246	66,437
Deferred grants	17,336	21,128
Warranty reserves and accrued returns, royalties and licenses	22,587	19,226
Accrual for restructuring and other charges	1,150	4,716
Other	85,889	50,734

	$250,119	$187,365

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Cost of revenues	$2,854	$2,019	$6,628	$9,173
Research and development expenses	3,013	5,157	7,827	16,571

Total	$5,867	$7,176	$14,455	$25,744

Stock-Based Compensation

Atmel has two stock option plans — the 1986 Stock Plan and the 2005 Stock Plan (an amendment and restatement of the 1996 Stock Plan). The 1986 Stock Plan expired in April 1996. The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of September 30, 2006, of the 56,000 shares authorized for issuance under the 2005 Stock Plan, 17,345 shares of common stock remain available for grant. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly or grant options to purchase common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Activity under Atmel’s 1986 Stock Plan and 2005 Stock Plan is set forth below:

			Outstanding Options		Weighted-
			Exercise	Aggregate	Average
	Available	Number of	Price	Exercise	Exercise Price
	for Grant	Options	per Share	Price	per Share

Balances, December 31, 2005	17,865	30,226	$1.00 - 24.44	$164,517	$5.44
Options granted	(258)	258	3.68 - 4.78	1,043	4.05
Options forfeited	252	(303)	1.80 - 21.47	(1,949)	6.45
Options exercised	—	(1,033)	1.68 - 4.40	(2,126)	2.06

Balances, March 31, 2006	17,859	29,148	$1.00 - 24.44	$161,485	$5.54
Options granted	(1,175)	1,175	4.62 - 4.99	5,771	4.91
Options forfeited	1,079	(1,094)	1.00 - 24.44	(8,323)	7.60
Options exercised	—	(655)	1.68 - 5.13	(1,441)	2.20

Balances, June 30, 2006	17,763	28,574	$1.68 - 24.44	$157,492	$5.51
Options granted	(3,784)	3,784	4.89 - 5.73	20,339	5.38
Options forfeited	3,366	(3,366)	1.68 - 20.19	(17,448)	5.18
Options exercised	—	(1,717)	1.68 - 5.13	(3,819)	2.22

Balances, September 30, 2006	17,345	27,275	$1.68 - 24.44	$156,564	$5.74

During the nine months ended September 30, 2006, stock options to purchase 66 shares were forfeited, but were not available for future stock option grants due to the expiration of these shares under the 1986 Stock Plan.

The following table summarizes the stock options outstanding at September 30, 2006:

Options Outstanding					Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Term (Years)	Price	Value	Exercisable	Term (Years)	Price	Value

$1.68 - 1.98	2,481	2.17	$1.97	$10,098	2,453	2.12	$1.98	$9,959
2.06 - 2.11	3,538	6.29	2.11	13,904	2,211	6.18	2.11	8,689
2.13 - 3.26	1,759	8.45	2.73	5,822	528	8.00	2.75	1,737
3.29 - 3.29	2,214	8.40	3.29	6,089	496	8.39	3.29	1,364
3.33 - 5.61	4,256	8.20	4.65	5,916	1,129	4.40	4.24	2,032
5.73 - 5.91	6,091	8.02	5.75	1,766	2,188	6.75	5.77	591
6.09 - 7.76	2,039	5.34	7.09	—	1,694	5.06	7.09	—
7.83 - 24.44	4,897	3.80	12.84	—	4,713	3.74	13.00	—

$1.68 - 24.44	27,275	6.39	$5.74	$43,595	15,412	4.75	$6.70	$24,372

During the nine months ended September 30, 2006, 3,405 options were exercised which had an aggregate intrinsic value of $8,818.

Employee Stock Purchase Plan

Under the 1991 Employee Stock Purchase Plan (“ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

10% of an employee’s eligible compensation. Purchases under the ESPP were 2,072 shares of common stock during the nine months ended September 30, 2006, at a price of $1.84 per share, and were 3,682 shares of common stock at an average price of $2.28 per share for the nine months ended September 30, 2005. Of the 42,000 shares authorized for issuance under this plan, 9,320 shares were available for issuance at September 30, 2006.

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

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective transition method. The Company’s condensed consolidated financial statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS No. 123R. However, in accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods do not include the impact of SFAS No. 123R. Accordingly, prior periods do not include equity compensation amounts comparable to those included in the condensed consolidated financial statements for the three and nine months ended September 30, 2006.

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

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2006 included a combination of payment awards granted prior to January 1, 2006 and payment awards granted subsequent to January 1, 2006. For stock-based payment awards granted prior to January 1, 2006, the Company attributes the value of stock-based compensation, determined under SFAS No. 123R, to expense using the accelerated multiple-option approach. Compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the three and nine months ended September 30, 2006 includes the impact of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to 2006, the Company accounted for forfeitures as they occurred. The adoption of SFAS No. 123R requires the Company to reflect the net cumulative impact of estimating forfeitures in the determination of period expense by reversing the previously recognized cumulative compensation expense related to those forfeitures, rather than recording forfeitures when they occur as previously permitted. The Company did not record this cumulative impact upon adoption, as the amount was insignificant. Stock options granted in periods

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

prior to 2006 were measured based on APB No. 25 criteria, whereas stock options granted subsequent to January 1, 2006 were measured based on SFAS No. 123R criteria.

The pro forma information for the three and nine months ended September 30, 2005 was as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	As Previously		As	As Previously		As
	Reported	Adjustments(2)	Restated	Reported	Adjustments(2)	Restated
	(In thousands, except per share data)

Net income (loss) — as reported(1)	$(1,097)	$1,997	$900	$(86,698)	$5,288	$(81,410)
Adjust: employee stock-based compensation expense (benefit) included in net loss-as reported, net of tax	—	139	139	—	(898)	(898)
Deduct: employee stock-based compensation expense based on fair value, net of tax	(5,032)	1,189	(3,843)	(13,989)	1,272	(12,717)

Net loss — pro forma	$(6,129)	$3,325	$(2,804)	$(100,687)	$5,662	$(95,025)

Net income (loss) per share — basic and diluted:
As reported	$(0.00)	$0.00	$0.00	$(0.18)	$0.01	$(0.17)
Pro forma	$(0.01)	$0.00	$(0.01)	$(0.21)	$0.01	$(0.20)
Weighted-average shares used in basic per share calculations	482,440	482,440	482,440	480,948	480,948	480,948

Weighted-average shares used in diluted per share calculations	482,440	482,440	482,440	480,948	480,948	480,948

(1)	Net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2005 does not include stock-based compensation expense for employee stock options and employee stock purchases calculated under SFAS No. 123 because the Company did not adopt the recognition provisions of SFAS No. 123.

(2)	See Note 2, “Restatements of Consolidated Financial Statements” for further discussion.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005*	2006	2005*

Risk-free interest rate	4.60%	4.01%	4.70%	3.82%
Expected life (years)	6.07	5.48	6.06	5.16
Expected volatility	69%	90%	70%	92%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

*	The weighted average assumptions for the three and nine months ended September 30, 2005 were determined in accordance with SFAS No. 123.

The Company’s weighted average assumptions during the three and nine months ended September 30, 2006 were determined in accordance with SFAS No. 123R and are further discussed below.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The weighted-average estimated fair values of options granted in the three months ended September 30, 2006 and 2005 were $3.54 and $1.72, respectively. The weighted-average estimated fair values of options granted in the nine months ended September 30, 2006 and 2005 were $3.44 and $2.13, respectively.

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

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Risk-free interest rate	3.78%	3.54%
Expected life (years)	0.5	0.5
Expected volatility	59%	66%
Expected dividend yield	0.0%	0.0%

The weighted-average fair values of ESPP purchases during the three and nine months ended September 30, 2005 were $0.68 and $0.88, respectively. There were no ESPP offering periods that began in the three or nine months ended September 30, 2006.

Impact of adoption of SFAS No. 123R

The impact of adopting SFAS No. 123R in the three and nine months ended September 30, 2006 was a reduction in net income of $1,328 and $5,895, respectively, and a reduction in basic and diluted net income per share of $0.00 and $0.01, respectively.

Effective January 1, 2006, the unamortized unearned stock-based compensation balance of approximately $2,942 was eliminated against additional paid-in capital in connection with the adoption of SFAS No. 123R.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

The components of the Company’s stock-based compensation expense for the three and nine months ended September 30, 2006 are summarized below:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Employee stock options	$1,498	$6,481
Employee stock purchase plan	—	302
Non-employee stock option modifications	—	120
Amounts capitalized in inventory	12	(332)

	$1,510	$6,571

SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation expense incurred during the three or nine months ended September 30, 2006 or 2005, as the Company believes it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123R for the three and nine months ended September 30, 2006 which was recorded as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Cost of revenues	$562	$1,512
Research and development	329	1,607
Selling, general and administrative	619	3,452

Total stock-based compensation expense, before income taxes	1,510	6,571
Tax benefit	—	—

Total stock-based compensation expense, net of income taxes	$1,510	$6,571

As of September 30, 2006, total unrecognized stock-based compensation related to unvested stock options was $23,594 and is expected to be recognized over a weighted-average period of approximately two years.

Non-employee stock-based compensation expense (based on fair value) included in net income (loss) for the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005 was $0, $381, $120 and $514, respectively.

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

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Costs of Restatement and Legal Activities

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Independent Investigation Team’s investigation, our internal review and recertification procedures, the preparation of the September 30, 2006 condensed consolidated financial statements and the restated condensed consolidated financial statements, the SEC investigation and the derivative litigation. These expenses were $3,503 for the nine months ended September 30, 2006.

Restatement and Impact on Consolidated Financial Statements

As part of the restatement of the consolidated financial statements, the Company also recorded additional non-cash adjustments that were previously identified and considered to be immaterial. The cumulative after-tax benefit

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

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

For those stock option grants determined to have incorrect measurement dates for accounting purposes and that had been originally issued as incentive stock options, or ISOs, the Company recorded a liability for payroll tax contingencies in the event such grants would not be respected as ISOs under the principles of the Internal Revenue Code (“IRC”) and the regulations thereunder. The Company recorded expense and accrued liabilities for certain payroll tax contingencies related to incremental stock-based compensation totaling $1,948 for all annual periods from our fiscal year 1993 through December 31, 2005. The Company recorded net payroll tax benefits in the amounts of $3,190 and $10,395 for our fiscal years 2005 and 2004, respectively. These benefits resulted from expiration of the related statute of limitations following payroll tax expense recorded in previous periods. The cumulative payroll tax expense for periods prior to fiscal year 2004 was $15,533.

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

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

The financial statement impact of the restatement of stock-based compensation expense and related payroll and income taxes, as well as other accounting adjustments, by year, is as follows (in thousands):

			Adjustment to
			Income Tax
			Expense
			(Benefit)	Adjustment to
			Relating to	Stock-Based
	Adjustment to	Adjustment to	Stock-Based	Compensation	Other	Total
	Stock-Based	Payroll Tax	Compensation	Expense, Net of	Adjustments,	Restatement
	Compensation	Expense	and Payroll	Payroll and	Net of Income	Expense
Fiscal Year	Expense	(Benefit)	Tax Expense	Income Taxes	Taxes	(Benefit)

1993	$268	$1	$(110)	$159
1994	556	151	(293)	414
1995	1,944	688	(799)	1,833
1996	3,056	1,735	(1,449)	3,342
1997	5,520	1,968	(2,516)	4,972
1998	18,695	671	(6,147)	13,219
1999	18,834	1,832	(6,955)	13,711
2000	27,379	7,209	(11,576)	23,012
2001	19,053	1,655	(5,988)	14,720
2002	5,555	1,603	23,477	30,635
2003	12,416	(1,980)	—	10,436

Cumulative through December 31, 2003	113,276	15,533	(12,356)	116,453	$(13,638)	$102,815

2004	1,405	(10,395)	—	(8,990)	184	(8,806)
2005	1,561	(3,190)	—	(1,629)	2,082	453

Total	$116,242	$1,948	$(12,356)	$105,834	$(11,372)	$94,462

The financial statement impact of the restatement on previously reported stock-based compensation expense, including income tax impact by year, is as follows (in thousands):

				Income Tax
	Stock-Based			Expense (Benefit)
	Compensation	Stock-Based	Stock-Based	Relating to	Stock-Based
	Expense	Compensation	Compensation	Stock-Based	Compensation
	as Previously	Expense	Expense, as	Compensation	Expense, Net of
Fiscal Year	Reported	Adjustments	Restated	Expense	Income Tax

1993	$—	$268	$268	$(110)	$158
1994	—	556	556	(230)	326
1995	—	1,944	1,944	(527)	1,417
1996	—	3,056	3,056	(780)	2,276
1997	—	5,520	5,520	(1,740)	3,780
1998	—	18,695	18,695	(5,889)	12,806
1999	—	18,834	18,834	(6,228)	12,606
2000	—	27,379	27,379	(8,770)	18,609
2001	—	19,053	19,053	(5,385)	13,668
2002	—	5,555	5,555	23,477	29,032
2003	3,301	12,416	15,717	—	15,717

Cumulative through December 31, 2003	3,301	113,276	116,577	(6,182)	110,395

2004	—	1,405	1,405	—	1,405
2005	289	1,561	1,850	—	1,850

Total	$3,590	$116,242	$119,832	$(6,182)	$113,650

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

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

For explanatory purposes and to assist in analysis of the Company’s consolidated financial statements, the impact of the stock option and other adjustments that were affected by the restatement are summarized below:

	Total			Total
	Cumulative			Cumulative
	Adjustments			Adjustments
	through			through
	December 31,			December 31,
	2005	2005	2004	2003

Net loss as previously reported		$(32,898)	$(2,434)
Total additional stock-based compensation expense (benefit) resulting from:
Improper measurement dates for stock options	$72,326	1,778	2,110	$68,438
Stock option repricing errors	37,109	(472)	(773)	38,354
Other modifications to stock options	6,807	255	68	6,484
Payroll tax expense (benefit)	1,948	(3,190)	(10,395)	15,533

Total pre-tax stock option related adjustments	118,190	(1,629)	(8,990)	128,809
Income tax impact of stock option related adjustments	(12,356)	—	—	(12,356)

Total stock option related adjustments, net of income taxes	105,834	(1,629)	(8,990)	116,453

Other adjustments, net of income taxes	(11,372)	2,082	184	(13,638)

Total expense (benefit)	$94,462	453	(8,806)	$102,815

Net income (loss), as restated		$(33,351)	$6,372

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

Government Inquiries Relating to Historical Stock Option Practices

In January 2007, the Company received a subpoena from the Department of Justice (“DOJ”) requesting information relating to its past stock option grants and related accounting matters. In August 2006, the Company received a letter from the SEC making an informal inquiry and request for information on the same subject matters. In August 2006, Atmel received Information Document Requests from the Internal Revenue Service (“IRS”) regarding Atmel’s investigation into misuse of corporate travel funds and investigation into backdating of stock options. The Company is cooperating fully with DOJ, SEC and IRS inquiries and intends to continue to do so. These inquiries likely will require the Company to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may adversely affect the Company’s results of operations and cash flow. The Company cannot predict how long it will take or how much more time and resources it will have to expend to resolve these government inquiries, nor can the Company predict the outcome of these inquiries.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Late SEC Filings and NASDAQ Delisting Proceedings

Due to the Audit Committee investigation and the resulting restatements, the Company did not file on time this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, the Annual Report on Form 10-K for the year ended December 31, 2006 and the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2006 and the quarter ended March 31, 2007. As a result, the Company received four NASDAQ Staff Determination letters, dated May 14, 2007, March 8, 2007, November 14, 2006, and August 14, 2006, respectively, stating that it was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that its stock was subject to delisting from the NASDAQ Global Select Market. In response to the first notice of non-compliance, the Company requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). Following the hearing, the Panel granted the Company’s request for continued listing subject to the requirements that Atmel provides the Panel with certain information relating to the Audit Committee’s investigation, which was subsequently submitted to the Panel, and that the Company files the Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006 and any necessary restatements by February 9, 2007. On January 22, 2007, the NASDAQ Listing and Hearing Review Council (the “Listing Council”) determined to call the matter for review. The Listing Council also determined to stay the Panel decision that required the Company to file the Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006, by February 9, 2007. In connection with the call for review, the Listing Council requested that the Company provide an update on its efforts to file the delayed reports, which it did on March 2, 2007. On May 10, 2007, the Company received the decision of the Listing Council in response to its request for continued listing on the NASDAQ Global Select Market. Specifically, the Listing Council granted the Company’s request for an extension within which to satisfy NASDAQ’s filing requirement, through June 8, 2007. On June 4, 2007, the Board of Directors of The NASDAQ Stock Market (the “Nasdaq Board”) informed the Company that it had been called the Listing Council’s decision for review and had determined to stay any decision to suspend the Company’s securities from trading, pending consideration by the Nasdaq Board in July 2007.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

The following tables set forth the effects of the restatement on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005.

Condensed Consolidated Statement of Operations

Three Months Ended September 30, 2005

					As Restated and
	As			Discontinued	Adjusted for
	Previously	Restatement	As	Operations	Discontinued
	Reported	Adjustments(2)	Restated	Adjustments(1)	Operations
(In thousands, except per share data)

Net revenues	$418,550	$—	$418,550	$(26,518)	$392,032
Operating expenses
Cost of revenues*	301,759	237	301,996	(17,173)	284,823
Research and development*	69,655	61	69,716	(1,304)	68,412
Selling, general and administrative*	45,089	679	45,768	(1,539)	44,229
Restructuring charges	2,785	(189)	2,596	(144)	2,452

Total operating expenses	419,288	788	420,076	(20,160)	399,916

Income (loss) from operations	(738)	(788)	(1,526)	(6,358)	(7,884)
Interest and other expenses, net	(7,012)	—	(7,012)	(119)	(7,131)

Income (loss) from continuing operations before income taxes	(7,750)	(788)	(8,538)	(6,477)	(15,015)
Benefit from (provision for) income taxes	6,653	2,785	9,438	1,848	11,286

Income (loss) from continuing operations	(1,097)	1,997	900	(4,629)	(3,729)
Income from discontinued operations, net of income taxes	—	—	—	4,629	4,629

Net income (loss)	$(1,097)	$1,997	$900	$—	$900

Basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.00)	$0.00	$0.00	$(0.01)	$(0.01)
Income from discontinued operations, net of income taxes	—	—	—	0.01	0.01

Net income (loss)	$(0.00)	$0.00	$0.00	$—	$0.00

Weighted-average shares used in basic and diluted net income (loss) per share calculations	482,440	482,440	482,440	482,440	482,440

* Includes the following amounts related to stock-based compensation expense (benefit) (excluding payroll taxes):

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated

Cost of revenues*	$—	$(10)	$(10)
Research and development*	—	54	54
Selling, general and administrative*	—	476	476

(1)	Amounts have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary. Results from the Grenoble subsidiary are classified as Discontinued Operations. See Note 8 for further discussion.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

(2)	Restatement adjustments for stock-based compensation expense (benefit), relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

Condensed Consolidated Statement of Operations

Nine Months Ended September 30, 2005

					As Restated and
	As			Discontinued	Adjusted for
	Previously	Restatement	As	Operations	Discontinued
	Reported	Adjustments(2)	Restated	Adjustments(1)	Operations
(In thousands, except per share data)

Net revenues	$1,250,527	$—	$1,250,527	$(83,653)	$1,166,874
Operating expenses
Cost of revenues*	953,954	(176)	953,778	(56,912)	896,866
Research and development*	209,938	(2,132)	207,806	(5,380)	202,426
Selling, general and administrative*	150,716	(391)	150,325	(5,820)	144,505
Restructuring charges	2,785	(189)	2,596	(144)	2,452

Total operating expenses	1,317,393	(2,888)	1,314,505	(68,256)	1,246,249

Income (loss) from operations	(66,866)	(2,888)	(63,978)	(15,397)	(79,375)

Legal awards and settlements	1,250	—	1,250	—	1,250
Interest and other expenses, net	(21,235)	—	(21,235)	(309)	(21,544)

Income (loss) from continuing operations before income taxes	(86,851)	2,888	(83,963)	(15,706)	(99,669)
Benefit from (provision for) income taxes	153	2,400	2,553	4,480	7,033

Income (loss) from continuing operations	(86,698)	5,288	(81,410)	(11,226)	(92,636)
Income from discontinued operations, net of income taxes	—	—	—	11,226	11,226

Net income (loss)	$(86,698)	$5,288	$(81,410)	$—	$(81,410)

Basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.18)	$0.01	$(0.17)	$(0.02)	$(0.19)
Income from discontinued operations, net of income taxes	—	—	—	0.02	0.02

Net income (loss)	$(0.18)	$0.01	$(0.17)	$—	$(0.17)

Weighted-average shares used in basic and diluted net income (loss) per share calculations	480,948	480,948	480,948	480,948	480,948

* Includes the following amounts related to stock-based compensation expense (benefit) (excluding payroll taxes):

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated

Cost of revenues*	$—	$17	$17
Research and development*	—	(689)	(689)
Selling, general and administrative*	—	288	288

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

(1)	Amounts have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary. Results from the Grenoble subsidiary are classified as Discontinued Operations. See Note 8 for further discussion.

(2)	Restatement adjustments for stock-based compensation expense (benefit), relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

Condensed Consolidated Balance Sheet

December 31, 2005

					As Restated and
				Discontinued	Adjusted for
	As Previously	Restatement	As	Operations	Discontinued
	Reported	Adjustments(2)	Restated	Adjustments(1)	Operations
(In thousands, except per share data)

ASSETS
Current assets
Cash and cash equivalents	$300,323	$—	$300,323	$—	$300,323
Short-term investments	47,932	—	47,932	—	47,932
Accounts receivable, net of allowance for doubtful accounts of $3,976	235,341	—	235,341	(212)	235,129
Inventories	309,702	—	309,702	(21,482)	288,220
Current assets of discontinued operations	—	—	—	28,800	28,800
Other current assets	105,407	1,828	107,235	(7,106)	100,129

Total current assets	998,705	1,828	1,000,533	—	1,000,533
Fixed assets, net	890,948	—	890,948	(16,330)	874,618
Non-current assets of discontinued operations	—	—	—	16,330	16,330
Intangible and other assets	37,692	4,763	42,455	—	42,455

Total assets	$1,927,345	$6,591	$1,933,936	$—	$1,933,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$112,107	$—	$112,107	$—	$112,107
Convertible notes	142,401	—	142,401	—	142,401
Trade accounts payable	140,717	—	140,717	(14,993)	125,724
Accrued and other liabilities	201,398	8,812	210,210	(22,845)	187,365
Current liabilities of discontinued operations	—	—	—	37,838	37,838
Deferred income on shipments to distributors	18,345	—	18,345	—	18,345

Total current liabilities	614,968	8,812	623,780	—	623,780
Long-term debt less current portion	133,184	—	133,184	—	133,184
Convertible notes less current portion	295	—	295	—	295
Non-current liabilities of discontinued operations	—	—	—	4,493	4,493
Other long-term liabilities	238,607	699	239,306	(4,493)	234,813

Total liabilities	987,054	9,511	996,565	—	996,565

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 483,366 at December 31, 2005	483	—	483	—	483
Additional paid-in capital	1,293,420	106,841	1,400,261	—	1,400,261
Unearned stock-based compensation	—	(2,942)	(2,942)	—	(2,942)
Accumulated other comprehensive income	138,412	(12,357)	126,055	—	126,055
Accumulated deficit	(492,024)	(94,462)	(586,486)	—	(586,486)

Total stockholders’ equity	940,291	(2,920)	937,371	—	937,371

Total liabilities and stockholders’ equity	$1,927,345	$6,591	$1,933,936	$—	$1,933,936

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

(1)	Amounts have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary. Assets and liabilities of the Grenoble subsidiary are reclassified as assets and liabilities of discontinued operations. See Note 8 for further discussion.

(2)	Restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2005

	As
	Previously		As
	Reported(1)	Adjustments	Restated(2)
(In thousands)

Cash flows from operating activities
Net loss	$(86,698)	$5,288	$(81,410)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	223,776	—	223,776
Gain on sales of fixed assets	(1,100)	—	(1,100)
Other non-cash losses	4,489	—	4,489
Recovery of doubtful accounts receivable	(3,952)	—	(3,952)
Accrued interest on zero coupon convertible debt	7,663	—	7,663
Accrued interest on other long-term debt	1,569	—	1,569
Stock-based compensation benefit	—	(384)	(384)
Changes in operating assets and liabilities
Accounts receivable	(5,275)	—	(5,275)
Inventories	30,143	—	30,143
Current and other assets	(15,224)	(7,712)	(22,936)
Trade accounts payable	(68,984)	—	(68,984)
Accrued and other liabilities	(12,927)	2,808	(10,119)
Deferred income on shipments to distributors	(2,469)	—	(2,469)

Net cash provided by operating activities	71,011	—	71,011

Cash flows from investing activities
Acquisitions of fixed assets	(161,145)	—	(161,145)
Proceeds from the sale of fixed assets	1,100	—	1,100
Acquisitions of intangible assets	(6,578)	—	(6,578)
Purchases of short-term investments	(13,762)	—	(13,762)
Sales or maturities of short-term investments	19,065	—	19,065

Net cash used in investing activities	(161,320)	—	(161,320)

Cash flows from financing activities
Proceeds from equipment financing and other debt	146,242	—	146,242
Principal payments on capital leases and other debt	(107,104)	—	(107,104)
Issuance of common stock	11,537	—	11,537

Net cash provided by financing activities	50,675	—	50,675

Effect of exchange rate changes on cash and cash equivalents	(24,328)	—	(24,328)

Net decrease in cash and cash equivalents	(63,962)	—	(63,962)

Cash and cash equivalents at beginning of period	346,350	—	346,350

Cash and cash equivalents at end of period	$282,388	—	$282,388

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

(1)	Amounts have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary. Assets and liabilities of the Grenoble subsidiary are reclassified as assets and liabilities of discontinued operations. See Note 8 for further discussion.

(2)	Restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

Note 3	SHORT-TERM INVESTMENTS

Short-term investments at September 30, 2006 and December 31, 2005 primarily comprise U.S. and foreign corporate debt securities, U.S. Government and municipal agency debt securities, commercial paper, and guaranteed variable annuities.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets and as a component of other comprehensive income (loss). Realized gains are recorded based on the specific identification method. During the three and nine months ended September 30, 2006 and 2005, the Company had no significant net realized gains on short-term investments. The carrying amount of the Company’s investments is shown in the table below:

	September 30, 2006		December 31, 2005
	Book Value	Market Value	Book Value	Market Value

U.S. Government debt securities	$4,364	$4,360	$884	$880
State and municipal debt securities	3,450	3,450	4,950	4,950
Corporate equity securities	87	998	—	—
Corporate debt securities and other obligations	48,663	49,675	41,256	42,102

	56,564	58,483	47,090	47,932
Unrealized gains	1,975	—	871	—
Unrealized losses	(56)	—	(29)	—

Net unrealized gains	1,919	—	842	—

Total	$58,483	$58,483	$47,932	$47,932

Contractual maturities (at book value) of available-for-sale debt securities as of September 30, 2006, were as follows:

Due within one year	$12,439
Due in 1-5 years	2,477
Due in 5-10 years	3,623
Due after 10 years	38,025

Total	$56,564

Atmel has classified all investments with maturity dates of 90 days or more as short-term since it has the ability to redeem them within the year.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table shows the gross unrealized losses and fair value of the Company’s investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category as of September 30, 2006:

	Less Than 12 Months		Greater Than 12 Months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency securities	$7,349	$(4)	$—	$—

Corporate and municipal debt securities	10,675	(52)	—	—

	$18,024	$(56)	$—	$—

The Company considers the unrealized losses in the table above to not be “other than temporary” due primarily to their nature, quality and short-term holding.

Note 4	INTANGIBLE ASSETS

Intangible assets as of September 30, 2006, consisted of the following:

	Gross	Accumulated	Net
	Assets	Amortization	Assets

Core / licensed technology	$89,151	$(81,896)	$7,255
Non-compete agreement	306	(306)	—
Patents	1,377	(1,312)	65

Total intangible assets	$90,834	$(83,514)	$7,320

Intangible assets as of December 31, 2005 consisted of the following:

	Gross	Accumulated	Net
	Assets	Amortization	Assets

Core / licensed technology	$87,679	$(76,318)	$11,361
Non-compete agreement	306	(306)	—
Patents	1,377	(968)	409

Total intangible assets	$89,362	$(77,592)	$11,770

Total amortization expense related to intangible assets for the three months ended September 30, 2006 and 2005 totaled $1,597 and $2,943, respectively, and amortization expense for the nine months ended September 30, 2006 and 2005 totaled $4,763 and $8,651, respectively.

The following table presents the estimated future amortization of the intangible assets:

Years Ending December 31:
2006 (October 1 through December 31)	$1,441
2007	4,698
2008	1,072
2009	87
2010	22

Total future amortization	$7,320

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 5	BORROWING ARRANGEMENTS

Information with respect to Atmel’s debt and capital lease obligations is shown in the following table:

	September 30,	December 31,
	2006	2005

Various interest-bearing notes	$91,327	$97,070
Bank lines of credit	25,000	40,000
Convertible notes	—	142,696
Capital lease obligations	70,775	108,221

Total	187,102	387,987
Less: current portion of long-term debt	(118,140)	(112,107)
Less: convertible notes	—	(142,401)

Long-term debt and capital lease obligations due after one year	$68,962	$133,479

Maturities of long-term debt and capital lease obligations are as follows:

2006 (October 1 through December 31)	$25,772
2007	116,611
2008	43,214
2009	6,567
2010	5,483
Thereafter	7,184

204,831
Less: amount representing interest	(17,729)

Total	$187,102

Certain of the Company’s debt facilities contain terms that subject the Company to financial and other covenants. The Company was not in compliance with covenants requiring timely filing of U.S. GAAP financial statements as of September 30, 2006, and, as a result, the Company requested waivers from its lenders to avoid default under these facilities. Waivers were not received from all lenders, and as a result, the Company reclassified $30,098 of long-term debt to current debt on the condensed consolidated balance sheet as of September 30, 2006.

On June 30, 2006, the Company entered into a 3-year term loan agreement for $25,000 with a European bank to finance equipment purchases. The interest rate on this loan is based on the London Interbank Offered Rate (“LIBOR”) plus 2.5%. Principal repayments are to be made in equal quarterly installments beginning September 30, 2006. The loan is collateralized by the financed assets and is subject to certain cross-default provisions. As of September 30, 2006, the outstanding balance on the term loan was $22,786 and was classified as an interest bearing note in the summary debt table above. As of September 30, 2006, the Company was not in compliance with this facility’s covenants and did not obtain a waiver from the lender. As a result of not receiving a waiver, the Company reclassified $14,485 (included within the $30,098 above) of long-term debt to current debt on the condensed consolidated balance sheet as of September 30, 2006.

On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165 million (“Facility”) with certain European lenders. This Facility is secured by the Company’s non-U.S. trade receivables. At September 30, 2006, the amount available to the Company under this Facility was $117,736, based on eligible non-U.S. trade receivables. Borrowings under the Facility bear interest at LIBOR plus 2% per annum, while the undrawn portion is subject to a commitment fee of 0.375% per annum. The terms of the Facility subject the Company to certain financial and other covenants and cross-default provisions. As of September 30, 2006, there

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

were no amounts outstanding under this Facility. Commitment fees and amortization of up-front fees paid related to the Facility for the three and nine months ended September 30, 2006 totaled approximately $323 and $727, respectively, and are included in interest and other expenses, net in the condensed consolidated statement of operations. As of September 30, 2006, the Company was not in compliance with the facility’s covenants but obtained a waiver from the lender.

In September 2005, the Company obtained a $15,000 term loan with a domestic bank. This term loan matures in September 2008. The interest rate on this term loan is LIBOR plus 2.25%. In December 2004, the Company had obtained a term loan with the same domestic bank in the amount of $20,000. Concurrent to this, the Company established a $25,000 revolving line of credit with this domestic bank. Both the term loan and the revolving line of credit mature in December 2007. The interest rate on the revolving line of credit is determined by the Company and must be either the domestic bank’s prime rate or LIBOR plus 2.0%. The interest rate on the term loan is 90-day euro Interbank Offered Rate (“EURIBOR”) plus 2.0%. All U.S. domestic account receivable balances secure amounts borrowed. The revolving line of credit and both term loans require the Company to meet certain financial ratios and to comply with other covenants on a periodic basis. As of September 30, 2006, the full $25,000 of the revolving line of credit was outstanding and $18,000 of the term loans was outstanding and was classified as an interest bearing note in the summary debt table above. As of September 30, 2006, the Company was not in compliance with the Facility’s covenants but obtained a waiver from the lender effective through August 31, 2007.

In June 2005, the Company entered into a euro 43,156 ($52,237) term loan agreement with a domestic bank. The interest rate is fixed at 4.10%. The Company has pledged certain manufacturing equipment as collateral. The loan is required to be repaid in equal installments of euro 3,841($4,649) per calendar quarter commencing on September 30, 2005, with the final payment due on June 28, 2008. As of September 30, 2006, the outstanding balance on the loan was $32,888 and was classified as an interest-bearing note in the summary debt table above. As of September 30, 2006, the Company was not in compliance with the Facility’s covenants and did not obtain a waiver from the lender. As a result of not receiving a waiver, the Company reclassified $14,382 (included within the $30,098 above) of long-term debt to current debt on the condensed consolidated balance sheet as of September 30, 2006.

In February 2005, the Company entered into an equipment financing arrangement in the amount of euro 40,685 ($54,005) which is repayable in quarterly installments over three years. The stated interest rate is EURIBOR plus 2.25%. This equipment financing is collateralized by the financed assets. As of September 30, 2006, the balance outstanding under the arrangement was $26,769 and was classified as a capital lease.

In September 2004, the Company entered into a euro 32,421 ($40,274) loan agreement with a European bank. The loan is to be repaid in equal principal installments of euro 970 ($1,205) per month plus interest on the unpaid balance, with the final payment due on October 1, 2007. The interest rate is fixed at 4.85%. The Company has pledged certain manufacturing equipment as collateral. This note requires Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis. As of September 30, 2006, the outstanding balance on the loan was $15,612 and was classified as an interest-bearing note in the summary debt table above. As of September 30, 2006, the Company was not in compliance with this facility’s covenants and did not obtain a waiver from the lender. As a result of not receiving a waiver, the Company reclassified $1,231 (included in the $30,098 above) from long-term debt to current debt on the condensed consolidated balance sheet as of September 30, 2006.

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

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The Company’s remaining $46,047 in outstanding debt obligations are comprised of $44,006 in capital leases and $2,041 in an interest bearing note. Included within the outstanding debt obligations are $26,499 of variable-rate debt obligations where the interest rates are based on either the LIBOR plus 2.38% or the short-term EURIBOR plus 0.9%. Approximately $141,187 of the Company’s total debt obligations have cross default provisions.

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

The aggregate net pension cost relating to the two plan types for the three and nine months ended September 30, 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Service costs-benefits earned during the period	$719	$754	$2,241	$1,969
Interest cost on projected benefit obligation	593	559	1,796	1,647
Amortization of actuarial loss	135	66	419	124

Net pension cost	$1,447	$1,379	$4,456	$3,740

Distribution of pension costs
Continuing operations	$1,401	$1,295	$4,139	$3,395
Discontinued operations	46	84	317	345

Net pension cost	$1,447	$1,379	$4,456	$3,740

Amounts have been adjusted to classify the results of our Grenoble, France, subsidiary as Discontinued Operations. See Note 8 for further discussion.

The Company made $382 in benefit payments during the nine months ended September 30, 2006.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company’s pension liability represents the present value of estimated future benefits to be paid. With respect to the Company’s unfunded plans in Europe, during 2006, an increase in the discount rate used to calculate the present value of the pension obligation resulted in a decrease in the pension liability of $980, compared to December 31, 2005, and was included as a minimum pension liability adjustment, net of tax, in stockholders’ equity in the condensed consolidated balance sheet as of September 30, 2006, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”

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

At September 30, 2006, and December 31, 2005, the Company’s deferred compensation plan assets totaled $2,810 and $2,759, respectively, and are included in other current assets on the condensed consolidated balance sheets and the corresponding deferred compensation plan liability at September 30, 2006 and December 31, 2005, totaled $2,810 and $2,759, respectively, and is included in other current liabilities on the condensed consolidated balance sheets.

401(k) Tax Deferred Savings Plan

The Company maintains a 401(k) Tax Deferred Savings Plan for the benefit of qualified employees who are primarily U.S. based, and matches each eligible employee’s contribution up to a maximum of five hundred dollars. The Company matching contribution was $344, $715, $200 and $599 for the three and nine months ended September 30, 2006 and 2005, respectively.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 7	RESTRUCTURING AND LOSS ON SALE

The following table summarizes the activity related to the accrual for restructuring and other charges and loss on sale detailed by event for the nine months ended September 30, 2006 and the year ended December 31, 2005, as restated.

	January 1,				September 30,
	2006		Non-cash		2006
	Accrual	Charges	Utilization	Payments	Accrual
(In thousands)

Third quarter of 2002
Termination of contract with supplier	$9,833	$—	$—	$(693)	$9,140
Third quarter of 2005
Employee termination costs	1,246	—	—	(1,246)	—
Fourth quarter of 2005
Nantes fabrication facility sale	1,310	—	—	(1,190)	120
Employee termination costs	1,223	—	—	(1,223)	—
First quarter of 2006
Employee termination costs	—	151	—	(151)	—

Total 2006 activity	$13,612	$151	$—	$(4,503)	$9,260

	January 1,				December 31,
	2005		Non-cash		2005
	Accrual	Charges	Utilization	Payments	Accrual

Third quarter of 2002
Termination of contract with supplier	$10,919	$—	$—	$(1,086)	$9,833
Third quarter of 2005
Employee termination costs	—	2,452	—	(1,206)	1,246
Fourth quarter of 2005
Nantes fabrication facility sale	—	10,585	(1,454)	(7,821)	1,310
Employee termination costs	—	2,031	—	(808)	1,223
Asset disposals	—	2,614	(2,614)	—	—

Total 2005 activity	$10,919	$17,682	$(4,068)	$(10,921)	$13,612

2006 Restructuring Activities

In the nine months ended September 30, 2006, the Company incurred $151 in restructuring charges primarily comprised of severance and one-time termination benefits.

2005 Restructuring Activities

Beginning in the third quarter of 2005, the Company began to implement cost reduction initiatives to further align its cost structure to industry conditions, targeting high labor costs and excess capacity. Pursuant to this, during 2005, the Company recorded restructuring charges and loss on sale of its Nantes fabrication facility of $17,682. These charges consisted of the following:

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

In 2005, the Company paid $2,014 related to employee termination costs and $7,821 related to the Nantes fabrication facility sale. In the three and nine months ended September 30, 2006, the Company paid $104 and $2,469, respectively, of the employee termination costs and $113 and $1,190, respectively, related to the Nantes fabrication facility sale.

All termination benefit charges were recorded in accordance with SFAS No. 146.

Unpaid restructuring and other charges incurred in 2006 and 2005 are expected to be paid by September 30, 2007, and are recorded in current liabilities within accrued and other liabilities on the condensed consolidated balance sheet.

In conjunction with the Company’s restructuring efforts in the third quarter of 2002, the Company incurred a $12,437 charge related to the termination of a contract with a supplier. The charge was estimated using the present value of the future payments which totaled approximately $18,112 at the time. At September 30, 2006, the remaining restructuring accrual was $9,140 and will be paid over the next 7 years. The current balance is recorded with current liabilities in accrued and other liabilities on the condensed consolidated balance sheet. The long-term balance is recorded in other long-term liabilities on the condensed consolidated balance sheet.

In the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005, restructuring charges related to the Grenoble, France, subsidiary included in Results from Discontinued Operations totaled $0, $144, $193 and $144, respectively.

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

Included in other currents assets on the condensed consolidated balance sheet as of September 30, 2006, is an outstanding receivable balance due from e2v of $17,565 related to payments advanced to e2v to be collected from

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

customers of e2v by Atmel. The transitioning of the collection of trade receivables on behalf of e2v is expected to be completed in 2007.

The following table shows the components of the gain from the sale of Discontinued Operations, net of taxes, recognized upon the sale:

Proceeds, net of working capital adjustments	$122,610
Costs of disposition	(2,537)

Net proceeds from the sale	120,073

Less:
Book value of net assets disposed of	(14,866)
Cumulative translation adjustment effect	4,631

Gain on sale of discontinued operations, before income taxes	109,838
Provision for income taxes	(9,506)

Gain on sale of discontinued operations, net of income taxes	$100,332

The following table summarizes results from Discontinued Operations for the periods indicated included in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Net revenues	$10,584	$26,518	$79,871	$83,653
Operating costs and expenses	7,246	20,041	57,509	67,947

Income from discontinued operations, before income taxes	3,338	6,477	22,362	15,706
Gain on sale of discontinued operations, before income taxes	109,838	—	109,838	—

Income from and gain on sale of discontinued operations	113,176	6,477	132,200	15,706
Less: provision for income taxes — income from discontinued operations	(1,659)	(1,848)	(9,393)	(4,480)
Less: provision for income taxes — gain on sale of discontinued operations	(9,506)	—	(9,506)	—

Income from and gain on sale of discontinued operations, net of income taxes	$102,011	$4,629	$113,301	$11,226

Income from and gain on sale of discontinued operations, net of income taxes, per common share:
Basic	$0.21	$0.01	$0.23	$0.02

Diluted	$0.21	$0.01	$0.23	$0.02

Weighted-average shares used in basic income per share calculations	488,303	482,440	486,935	480,948

Weighted-average shares used in diluted income per share calculations	494,066	482,440	492,698	480,948

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents the assets and liabilities classified as discontinued operations included in the condensed consolidated balance sheet as of December 31, 2005:

ASSETS
Current assets
Accounts receivable	$212
Inventories	21,482
Other current assets	7,106

Total current assets of discontinued operations	28,800
Fixed assets, net	16,330

Total assets of discontinued operations	$45,130

LIABILITIES
Current liabilities
Trade accounts payable	$14,993
Accrued and other liabilities	22,845

Total current liabilities of discontinued operations	37,838
Other long-term liabilities	4,493

Total liabilities of discontinued operations	$42,331

As of December 31, 2005, a cash balance of $9,620 related to the Grenoble subsidiary is included in cash and cash equivalents on the condensed consolidated balance sheet.

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

The components of accumulated other comprehensive income at September 30, 2006 and December 31, 2005, net of tax are as follows:

	2006	2005
		As restated

Foreign currency translation	$176,285	$127,860
Minimum pension liability adjustments	(1,667)	(2,647)
Net unrealized gains on investments	1,919	842

Total accumulated other comprehensive income	$176,537	$126,055

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

The components of other comprehensive income (loss) are as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
		As restated

Net income (loss)	$137,258	$(81,410)
Other comprehensive income (loss):
Foreign currency translation adjustments	48,426	(130,291)
Minimum pension liability adjustment	980	(3,808)
Unrealized loss on derivative instruments	—	(7,675)
Unrealized gains on investments	1,077	270

Other comprehensive income (loss)	50,483	(141,504)

Comprehensive income (loss)	$187,741	$(222,914)

Note 10	NET INCOME (LOSS) PER SHARE

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

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share for both continuing and discontinued operations is provided as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
		As restated		As restated

Income (loss) from continuing operations	$22,260	$(3,729)	$23,957	$(92,636)
Income from discontinued operations, net of income taxes	1,679	4,629	12,969	11,226
Gain on sale of discontinued operations, net of income taxes	100,332	—	100,332	—

Net income (loss)	$124,271	$900	$137,258	$(81,410)

Basic weighted-average shares	488,303	482,440	486,935	480,948
Incremental common shares attributable to exercise of outstanding options	5,763	—	5,763	—

Diluted weighted-average shares	494,066	482,440	492,698	480,948

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
		As restated		As restated

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.04	$(0.01)	$0.05	$(0.19)
Income from discontinued operations, net of income taxes	0.00	0.01	0.02	0.02
Gain on sale of discontinued operations, net of income taxes	0.21	—	0.21	—

Net income (loss)	$0.25	$0.00	$0.28	$(0.17)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.04	$(0.01)	$0.05	$(0.19)
Income from discontinued operations, net of income taxes	0.00	0.01	0.02	0.02
Gain on sale of discontinued operations, net of income taxes	0.21	—	0.21	—

Net income (loss)	$0.25	$0.00	$0.28	$(0.17)

The following table summarizes weighted-average securities which were not included in the “Diluted weighted-average shares” calculations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Employee stock options outstanding	27,924	30,572	28,332	30,796
Incremental common shares attributable to exercise of outstanding options	(5,763)	—	(5,763)	—

Employee stock options excluded from per share calculation	22,161	30,572	22,569	30,796
Common stock equivalent shares associate with:
Convertible notes due 2018	—	16	11	16
Convertible notes due 2021	—	5,059	1,747	5,001

Total shares excluded from per share calculation	22,161	35,647	24,327	35,813

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

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 11	INTEREST AND OTHER EXPENSES, NET

Interest and other expenses, net, is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As restated		As restated

Interest and other income	$4,852	$1,410	$13,099	$4,000
Interest expense	(4,324)	(7,953)	(16,300)	(21,285)
Foreign exchange transaction gains (losses)	1,164	(588)	(2,370)	(4,259)

Total	$1,692	$(7,131)	$(5,571)	$(21,544)

For the three months ended September 30, 2006 and 2005, interest and other expenses, net related to our Grenoble, France, subsidiary and included in Discontinued Operations totaled $64 and $119, respectively. For the nine months ended September 30, 2006 and 2005, interest and other expenses, net, which was related to our Grenoble, France, subsidiary and included in Discontinued Operations totaled $541 and $309, respectively (see Note 8 for further discussion).

Note 12	INCOME TAXES

For the three and nine months ended September 30, 2006, the Company recorded income tax expense of $5,603 and $19,516, respectively, compared to income tax benefit of $11,286 and $7,033 for the three and nine months ended September 30, 2005, respectively.

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

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Information about Reportable Segments

		Micro-	Nonvolatile	RF and
	ASIC	controllers	Memories	Automotive	Total

Three months ended September 30, 2006:
Net revenues from external customers	$125,361	$108,949	$93,587	$103,837	$431,734
Segment income (loss) from operations	(14,685)	22,730	10,868	7,258	26,171
Three months ended September 30, 2005 as restated:
Net revenues from external customers	$134,882	$74,127	$99,418	$83,605	$392,032
Segment income (loss) from operations	(11,685)	8,473	(1,426)	(794)	(5,432)

		Micro-	Nonvolatile	RF and
	ASIC	controllers	Memories	Automotive	Total

Nine months ended September 30, 2006:
Net revenues from external customers	$365,877	$318,623	$282,431	$295,075	$1,262,006
Segment income (loss) from operations	(57,206)	63,333	22,326	20,742	49,195
Nine months ended September 30, 2005 as restated:
Net revenues from external customers	$379,187	$229,044	$294,529	$264,114	$1,166,874
Segment income (loss) from operations	(81,917)	29,467	(16,217)	(8,256)	(76,923)

Reconciliation of segment information to Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Total income (loss) from continuing operations for reportable segments	$26,171	$(5,432)	$49,195	$(76,923)
Unallocated amounts:
Restructuring charges	—	(2,452)	(151)	(2,452)

Condensed consolidated income (loss) from operations	$26,171	$(7,884)	$49,044	$(79,375)

Amounts have been adjusted to reflect the divestiture of our Grenoble subsidiary. For the three months ended September 30, 2006 and 2005, net revenue related to this subsidiary and included in Discontinued Operations totaled $10,584 and $26,518, respectively. For the nine months ended September 30, 2006 and 2005, net revenue related to this subsidiary and included in Discontinued Operations totaled $79,871 and $83,653, respectively. These amounts were previously reported in our ASIC operating segment. See Note 8 for further discussion.

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Geographic sources of net revenues for the three and nine months ended September 30, 2006 and 2005, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As restated		As restated

United States	$61,397	$53,588	$190,564	$155,370
Germany	52,570	36,021	145,099	107,223
France	42,001	36,109	122,885	104,882
United Kingdom	6,028	5,633	19,147	20,079
Japan	15,129	13,556	42,660	36,451
China, including Hong Kong	88,033	93,519	260,432	268,111
Singapore	70,341	66,518	201,511	202,653
Rest of Asia-Pacific	55,666	46,788	157,024	144,130
Rest of Europe	36,501	36,382	111,904	113,022
Rest of the World	4,068	3,918	10,780	14,953

Total	$431,734	$392,032	$1,262,006	$1,166,874

Locations of long-lived assets as of September 30, 2006 and December 31, 2005, were as follows:

	September 30,	December 31,
	2006	2005

United States	$214,560	$240,188
Germany	28,888	19,736
France	280,631	307,832
United Kingdom	276,107	294,381
Japan	184	191
China, including Hong Kong	715	709
Rest of Asia-Pacific	17,154	11,708
Rest of Europe	9,221	10,253

Total	$827,460	$884,998

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

Capital Purchase Commitments

At September 30, 2006, the Company had outstanding commitments for purchases of capital equipment of $5,838 which are expected to be delivered over the next quarter.

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

Net settlement costs of $6,000 resulting from the Agere and Insurance Litigation proceedings were included within selling, general, and administrative expense for the three and nine months ended September 30, 2006.

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

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

Other Investigations

In addition to the investigation into stock option granting practices, the Audit Committee of Atmel’s Board of Directors, with the assistance of independent legal counsel and forensic accountants, conducted independent investigations into (a) certain proposed investments in high yield securities that were being contemplated by our former Chief Executive Officer during the period from 1999 to 2002 and bank transfers related thereto, and (b) alleged payments from certain of our customers to employees at one of our Asian subsidiaries. The Audit Committee has completed its investigations, including its review of the impact on our condensed consolidated financial statements for the nine months ended September 30, 2006, and prior periods, and concluded that there was no impact on such consolidated financial statements.

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

The following table summarizes the activity related to the product warranty liability for the nine months ended September 30, 2006, and for the year ended December 31, 2005:

	2006	2005

Balance at beginning of period	$6,184	$7,514
Accrual for warranties during the period (including foreign exchange rate impact)	4,296	4,998
Change in accrual relating to preexisting warranties (including change in estimates)	(4,155)	(991)
Settlements made (in cash or in kind) during the period	(1,025)	(5,337)
Transfer of liability upon sale	—	—

Balance at end of period	$5,300	$6,184

Guarantees

During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either its subsidiaries or by the Company. As of September 30, 2006, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements is approximately $12,044. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.

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

Atmel Corporation

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Restatements of Consolidated Financial Statements

This Quarterly Report on Form 10-Q for our quarter ended September 30, 2006, includes restatements of our condensed consolidated financial statements for our quarter ended September 30, 2005 (and related disclosures), all restatements as a result of an independent stock option investigation conducted by the Audit Committee of the Company’s Board of Directors. See Note 2, “Restatements of Consolidated Financial Statements,” to Condensed Consolidated Financial Statements for a detailed discussion of the effect of the restatements.

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

Costs of Restatement and Legal Activities

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Independent Investigation Team’s investigation, our internal review and recertification procedures, the preparation of the September 30, 2006 condensed consolidated financial statements and the restated condensed consolidated financial statements, the SEC investigation and the derivative litigation. These expenses were approximately $4 million for the nine months ended September 30, 2006.

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

The financial statement impact of the restatement of stock-based compensation expense and related payroll and income taxes, as well as other accounting adjustments, by year, is as follows (in thousands):

			Adjustment to
			Income Tax
			Expense (Benefit)	Adjustment to
			Relating to	Stock-Based	Other
	Adjustment to	Adjustment to	Stock-Based	Compensation	Adjustments,	Total
	Stock-Based	Payroll Tax	Compensation	Expense, Net of	Net of	Restatement
	Compensation	Expense	and Payroll	Payroll and	Income	Expense
Fiscal Year	Expense	(Benefit)	Tax Expense	Income Taxes	Taxes	(Benefit)

1993	$268	$1	$(110)	$159
1994	556	151	(293)	414
1995	1,944	688	(799)	1,833
1996	3,056	1,735	(1,449)	3,342
1997	5,520	1,968	(2,516)	4,972
1998	18,695	671	(6,147)	13,219
1999	18,834	1,832	(6,955)	13,711
2000	27,379	7,209	(11,576)	23,012
2001	19,053	1,655	(5,988)	14,720
2002	5,555	1,603	23,477	30,635
2003	12,416	(1,980)	—	10,436

Cumulative through December 31, 2003	113,276	15,533	(12,356)	116,453	$(13,638)	$102,815

2004	1,405	(10,395)	—	(8,990)	184	(8,806)
2005	1,561	(3,190)	—	(1,629)	2,082	453

Total	$116,242	$1,948	$(12,356)	$105,834	$(11,372)	$94,462

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

For explanatory purposes and to assist in analysis of our consolidated financial statements, we have summarized below the stock option and other adjustments that were affected by the restatement (in thousands):

	Total			Total
	Cumulative			Cumulative
	Adjustments			Adjustments
	through			through
	December 31,			December 31,
	2005	2005	2004	2003	2003	2002

Net loss as previously reported		$(32,898)	$(2,434)		$(117,996)	$(641,796)
Total additional stock-based compensation expense (benefit) resulting from:
Improper measurement dates for stock options	$72,326	1,778	2,110	$68,438	3,368	10,032
Stock option repricing errors	37,109	(472)	(773)	38,354	8,539	(5,154)
Other modifications to stock options	6,807	255	68	6,484	509	677
Payroll tax expense (benefit)	1,948	(3,190)	(10,395)	15,533	(1,980)	1,603

Total pre-tax stock option related adjustments	118,190	(1,629)	(8,990)	128,809	10,436	7,158
Income tax impact of stock option related adjustments	(12,356)	—	—	(12,356)	—	23,477

Total stock option related adjustments, net of income taxes	105,834	(1,629)	(8,990)	116,453	10,436	30,635

Other adjustments, net of income taxes	(11,372)	2,082	184	(13,638)	(7,849)	6,751

Total expense (benefit)	$94,462	453	(8,806)	$102,815	2,587	37,386

Net income (loss), as restated		$(33,351)	$6,372		$(120,583)	$(679,182)

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

Late SEC Filings and NASDAQ Delisting Proceedings

Due to the Audit Committee investigation and the resulting restatements, we did not file on time this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, the Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2006 and the quarter ended March 31, 2007. As a result, we received four NASDAQ Staff Determination letters, dated May 14, 2007, March 8, 2007, November 14, 2006, and August 14, 2006, respectively, stating that we were not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that our stock was subject to delisting from the NASDAQ Global Select Market. In response to the first notice of non-compliance, we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). Following the hearing, the Panel granted our request for continued listing subject to the requirements that Atmel provide the Panel with certain information relating to the Audit Committee’s investigation, which was subsequently submitted to the Panel, and that we file the Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006 and any necessary restatements by February 9, 2007. On January 22, 2007, the NASDAQ Listing and Hearing Review Council (the “Listing Council”) determined to call our matter for review. The Listing Council also determined to stay the Panel decision that required the Company to file the Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006, by February 9, 2007. In connection with the call for review, the Listing Council requested that the Company provide an update on its efforts to file the delayed reports, which it did on March 2, 2007. On May 10, 2007, we received the decision of the Listing Council in response to our request for continued listing on the NASDAQ Global Select Market. Specifically, the Listing Council granted our request for an extension within which to satisfy NASDAQ’s filing requirement, through June 8, 2007. On June 4, 2007, the Board of Directors of The NASDAQ Stock Market (the “Nasdaq Board”) informed the Company that it had called the Listing Council’s decision for review and had determined to stay any decision to suspend the Company’s securities from trading, pending consideration by the Nasdaq Board in July 2007.

With the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, the Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and the expected future filing of our March 31, 2007 Form 10-Q, we anticipate that we will return to full compliance with SEC reporting requirements and NASDAQ listing requirements pending formal notification from NASDAQ. However, SEC comments on these Reports (or other reports that we previously filed) or other factors could render us unable to maintain an effective listing of our common stock on the NASDAQ Global Select Market or any other national securities exchange.

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

Other Investigations

In addition to the investigation into stock option granting practices, the Audit Committee of Atmel’s Board of Directors, with the assistance of independent legal counsel and forensic accountants, conducted independent investigations into (a) certain proposed investments in high yield securities that were being contemplated by our former Chief Executive Officer during the period from 1999 to 2002 and bank transfers related thereto, and (b) alleged payments from certain of our customers to employees at one of our Asian subsidiaries. The Audit Committee has completed its investigations, including its review of the impact on our condensed consolidated financial statements for the nine months ended September 30, 2006, and prior periods, and concluded that there was no impact on such consolidated financial statements. However, we can give no assurances that subsequent information will not be discovered that may cause the Audit Committee to reopen such reviews. In addition, government agencies, including local authorities in Asia, may initiate their own review into these and related matters. At this time, we cannot predict the outcome of such reviews, if any. An adverse finding in any of these matters could lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the

NASDAQ Global Select Market, and result in additional management time being diverted and additional legal and other costs that could have a material adverse effect on our business, financial condition and results of operations.

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

We design, develop, manufacture and sell our products. We develop process technologies to ensure our products provide the maximum possible performance. During the nine months ended September 30, 2006, we manufactured approximately 95% of our products in our own wafer fabrication facilities.

Our operating segments comprise: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive).

During the three months ended September 30 2006, net revenues increased by 10%, or $40 million, to $432 million as compared to $392 million for the three months ended September 30, 2005, and increased by 8%, or $95 million during the nine months ended September 30, 2006, to $1,262 million as compared to $1,167 million for the nine months ended September 30, 2005, primarily as a result of growth in our Microcontroller and RF and Automotive segments, partially offset by declines in our ASIC and Nonvolatile Memory segments. The increase in revenues in our Microcontroller segment was primarily driven by growth of our AVR microcontroller products. The increase in revenues in the RF and Automotive segment is primarily related to growth in communication chipsets for CDMA phones and strong demand for other communication products such as GPS, and other RFID products. The decline in our Nonvolatile Memory segment revenues was due to price declines driven by competitive pricing pressures, partially offset by an increase in unit shipments of Data Flash products in 2006 compared to 2005. In July 2006, we completed the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation. For the three months ended September 30, 2006 and 2005, we reclassified net revenues from the Grenoble subsidiary to Results from Discontinued Operations of $11 million and $27 million, respectively. For the nine months ended September 30, 2006 and 2005, we reclassified net revenues from the Grenoble subsidiary to Results from Discontinued Operations of $80 million and $84 million, respectively. These amounts were previously reported in our ASIC operating segment. For the three and nine months ended September 30, 2006, income from Discontinued Operations, net of income taxes, was $2 million and $13 million, respectively. For the three and nine months ended September 30, 2005, income from Discontinued Operations, net of income taxes, was $5 million and $11 million, respectively.

Gross margin was 35% and 27% for the three months ended September 30, 2006 and 2005, respectively, and 33% and 23% for the nine months ended September 30, 2006 and 2005, respectively, primarily due to a more favorable mix of higher margin products sold in 2006, along with improvements to manufacturing yields.

During the three months ended September 30, 2006, we had income from operations of $26 million, compared to a loss from operations of $8 million for the three months ended September 30, 2005, and we had income from operations of $49 million for the nine months ended September 30, 2006 compared to a loss from operations of $79 million for the nine months ended September 30, 2005. The change from the prior period resulted primarily from lower operating expenses, lower restructuring charges and improved gross margins for the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005. Furthermore, we continued to make progress in optimizing our business operations by reducing costs in our manufacturing plants and continuing efforts to outsource the wafer production of several product lines.

During the nine months ended September 30, 2006, we generated positive cash flow from operations. We have used this cash flow to significantly reduce our outstanding debt and acquire manufacturing equipment. We made significant investments in equipment to develop advanced manufacturing processes to maintain our technological competitive position. In the nine months ended September 30, 2006 and 2005, we paid $64 and $161 million, respectively, for new capital equipment. At September 30, 2006, our cash, cash equivalents and short-term investments totaled $484 million, up from $348 million at December 31, 2005, while total indebtedness decreased to $187 million at September 30, 2006 from $388 million at December 31, 2005.

RESULTS OF CONTINUING OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2006	2005	2005	2006	2006	2005	2005
			As	As			As	As
			Restated	Restated			Restated	Restated
	(Amounts in thousands and as a percent of net revenues)

Net revenues	$431,734	100.0%	$392,032	100.0%	$1,262,006	100.0%	$1,166,874	100.0%
Gross profit	151,558	35.1%	107,209	27.3%	416,968	33.0%	270,008	23.1%
Research and development expenses	75,181	17.4%	68,412	17.5%	217,892	17.2%	202,426	17.4%
Selling, general and administrative expenses	50,206	11.6%	44,229	11.3%	149,881	11.9%	144,505	12.4%
Restructuring charges	—	—	2,452	0.6%	151	0.0%	2,452	0.2%

Income (loss) from continuing operations	$26,171	6.1%	$(7,884)	(2.0)%	$49,044	3.9%	$(79,375)	(6.8)%

Net Revenues

During the three months ended September 30 2006, net revenues increased by 10%, or $40 million, to $432 million as compared to $392 million for the three months ended September 30, 2005, and increased by 8%, or $95 million during the nine months ended September 30, 2006, to $1,262 million as compared to $1,167 million for the nine months ended September 30, 2005, primarily as a result of growth in our Microcontroller and RF and Automotive segments, partially offset by declines in our ASIC and Nonvolatile Memory segments. The increase in revenues in our Microcontroller segment was primarily driven by growth of our AVR microcontroller products. The increase in revenues in the RF and Automotive segment is primarily related to growth in our BiCMOS foundry products and strong demand for other communication products such as GPS, and other RFID products. The decline in our Nonvolatile Memory segment revenues was due to price declines driven by competitive pricing pressures, partially offset by an increase in unit shipments of Data Flash products in 2006 compared to 2005.

Net Revenues By Operating Segment

Our net revenues by segment for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, are summarized as follows (in thousands):

	Three Months Ended,
	September 30,	September 30,
Segment	2006	2005	Change	% Change

ASIC	$125,361	$134,882	$(9,521)	(7)%
Microcontroller	108,949	74,127	34,822	47%
Nonvolatile Memory	93,587	99,418	(5,831)	(6)%
RF and Automotive	103,837	83,605	20,232	24%

Total net revenues	$431,734	$392,032	$39,702	10%

Our net revenues by segment for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, are summarized as follows (in thousands):

	Nine Months Ended,
	September 30,	September 30,
Segment	2006	2005	Change	% Change

ASIC	$365,877	$379,187	$(13,310)	(4)%
Microcontroller	318,623	229,044	89,579	39%
Nonvolatile Memory	282,431	294,529	(12,098)	(4)%
RF and Automotive	295,075	264,114	30,961	12%

Total net revenues	$1,262,006	$1,166,874	$95,132	8%

Net revenue amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Net revenues from the Grenoble subsidiary are excluded from condensed consolidated net revenues, and are reclassified to Results from Discontinued Operations. See Note 8 to Notes to Condensed Consolidated Financial Statements for further discussion.

ASIC

ASIC segment revenues decreased by 7% or $10 million to $125 million for the three months ended September 30, 2006, compared to $135 million for the same period in 2005, and decreased by 4% or $13 million to $366 million for the nine months ended September 30, 2006, compared to $379 million for the same period in 2005. The third quarter of 2006 resulted in lower unit shipments and lower average selling prices. Smart card products experienced 12% lower revenue for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to competitive pricing pressures. This was partially offset by 62% growth in the segment’s ARM microcontroller products. Smart card products experienced growing unit demand from applications which require small memory with high security, such as GSM cell phone applications, bank cards, national identity cards and conditional access for set-top boxes. ARM microcontroller products benefited from new design wins in consumer electronics.

In July 2006, we completed the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation. For the three months ended September 30, 2006 and 2005, we reclassified net revenues from the Grenoble subsidiary to Results from Discontinued Operations of $11 million and $27 million, respectively. For the nine months ended September 30, 2006 and 2005, we reclassified net revenues from the Grenoble subsidiary to Results from Discontinued Operations of $80 million and $84 million, respectively. These amounts were previously reported in our ASIC operating segment.

Microcontroller

Microcontroller segment revenues increased by 47% or $35 million to $109 million for the three months ended September 30, 2006, compared to $74 million for the same period in 2005, and increased by 39% or $90 million to $319 million for the nine months ended September 30, 2006, compared to $229 million for the same period in 2005. The significant growth for the nine months ended September 30, 2006 resulted primarily from new customer designs utilizing our proprietary AVR microcontroller products. AVR microcontroller revenue grew 80% for the nine months ended September 30, 2006, while other non-proprietary microcontroller families increased revenue by 6%, compared to the nine months ended September 30, 2005. Increased test capacity allowed us to increase shipment rates to match rising demand for AVR microcontrollers in 2006 and satisfy backlog delinquencies from 2005. In addition, market share gains in the 8-bit microcontroller market contributed to gains for the nine months ended September 30, 2006. Demand for microcontrollers is largely driven by increased use of embedded control systems in consumer, industrial and automotive products.

Nonvolatile Memory

Nonvolatile Memory segment revenues decreased by 6% or $6 million to $94 million for the three months ended September 30, 2006, compared to $99 million for the same period in 2005, and decreased by 4% or

$12 million to $282 million for nine months ended September 30, 2006, compared to $295 million for the same period in 2005. The decrease for the nine months ended September 30, 2006 is primarily due to reduced unit selling prices. Markets for our nonvolatile memory products are more competitive than other markets we sell in, and as a result, our memory products are subject to greater declines in average selling prices than products in our other segments. Competitive pressures and rapid obsolescence of products are among several factors causing continued pricing declines for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, serial EPROM-based product revenues grew by 6% compared to the nine months ended September 30, 2005 on higher volume shipments, partially offset by lower selling prices. This product family benefits from significant market share resulting from competitive pricing and a broad range of offerings. For the nine months ended September 30, 2006, revenues for flash-based products declined by 19% compared to the nine months ended September 30, 2005, as higher unit shipments were more than offset by lower selling prices, mostly attributable to highly competitive customer markets. Conditions in this segment are expected to remain challenging for the foreseeable future. In an attempt to mitigate the pricing fluctuations in this market, we have shifted our focus away from parallel Flash products, which tend to experience greater average sales price fluctuations, to other serial-based nonvolatile memory products.

RF and Automotive

RF and Automotive segment revenues increased by 24% or $20 million to $104 million for the three months ended September 30, 2006, compared to $84 million for the same period in 2005, and increased by 12% or $31 million to $295 million for the nine months ended September 30, 2006, compared to $264 million for same period in 2005. For the nine months ended September 30, 2006 revenues increased primarily due to 16% growth in revenue for BiCMOS foundry products, aided by 4% revenue growth in automotive and wireless products, However, we expect declines in sales of BiCMOS foundry products in the fourth quarter of 2006 and throughout 2007 as a major customer shifts its products to alternative technologies.

Net Revenues — By Geographic Area

Our net revenues by geographic areas for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 are summarized as follows (revenues are attributed to countries based on delivery locations):

	Three Months Ended,
	September 30,	September 30,
Region	2006	2005	Change	% Change
	(In thousands)

United States	$61,397	$53,588	$7,809	15%
Europe	137,100	114,145	22,955	20%
Asia	229,169	220,381	8,788	4%
Other*	4,068	3,918	150	4%

Total net revenues	$431,734	$392,032	$39,702	10%

	Nine Months Ended,
	September 30,	September 30,
Region	2006	2005	Change	% Change
	(In thousands)

United States	$190,564	$155,370	35,194	23%
Europe	399,035	345,206	53,829	16%
Asia	661,627	651,345	10,282	2%
Other*	10,780	14,953	(4,173)	(28)%

Total net revenues	$1,262,006	$1,166,874	$95,132	8%

*	Primarily includes Philippines, South Africa, and Central and South America

Net revenue amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Net revenues from the Grenoble subsidiary are excluded from condensed consolidated net revenues, and are reclassified to Results from Discontinued Operations. See Note 8 to Notes to Condensed Consolidated Financial Statements for further discussion.

Sales outside the United States accounted for 86% of our net revenues for the three months ended September 30, 2006 and 2005, and accounted for 85% of our net revenues for the nine months ended September 30, 2006, compared to 87% of our net revenues for the same period in 2005.

Our sales in the United States increased by $8 million, or 15% for the three months ended September 30, 2006, compared to the same period in 2005, and increased by $35 million, or 23% for the nine months ended September 30, 2006, compared to the same period in 2005, due to higher volume shipments, partially offset by lower average selling prices.

Our sales in Europe increased by $23 million, or 20%, for the three months ended September 30, 2006, as compared to the same period in 2005, and increased by $54 million, or 16%, for the nine months ended September 30, 2006, compared to the same period in 2005. This increase was primarily due to higher AVR microcontroller and ARM shipments, partially offset by lower Smart Card shipments.

Our sales in Asia increased by $9 million, or 4%, for the three months ended September 30, 2006, compared to the same period in 2005, and increased by $10 million, or 2%, for the nine months ended September 30, 2006, compared to the same period in 2005. Higher AVR microcontroller demand in 2006 was partially offset by decreased shipments and lower pricing for nonvolatile memory products, due to competitive factors, along with constrained test capacity for certain memory products.

The trend over the last several periods has been an increase in revenues in Asia, while revenues in the United States and Europe have either declined or grown at a much slower rate. We believe that part of this shift reflects changes in customer manufacturing trends, with many customers increasing production in Asia due to lower labor costs. While revenues in Asia were somewhat flat in the nine months ended September 30, 2006 compared to 2005, we expect that Asia revenues will grow more rapidly than other regions in the future. However, in the short-term our revenues in Asia may decrease as we optimize our distributor base in Asia. It may take time for us to identify financially viable distributors and help them develop quality support services. This process may result in short-term revenue loss, particularly in the third and fourth quarters of fiscal 2007. There can be no assurances that we will be able to manage this optimization process in an efficient and timely manner.

Revenues and Costs — Impact from Changes to Foreign Exchange Rates

During the three months ended September 30, 2006, 18% of net revenues were denominated in foreign currencies, primarily the euro, compared to 16% for the same period in 2005. During the nine months ended September 30, 2006 and 2005, 18% of net revenues were denominated in foreign currencies, primarily the euro. Sales in euros amounted to 17% and 15% of net revenues for the three months ended September 30, 2006 and 2005, respectively, compared to 17% of net revenues for the nine months ended September 30, 2006 and 2005. Sales in Japanese yen accounted for 1% of net revenues for each of the three and the nine months ended September 30, 2006 and 2005.

Average exchange rates utilized to translate foreign currency revenues and expenses were $1.28 and $1.24 to the euro for the three and nine months ended September 30, 2006, compared to $1.22 and $1.27 to the euro for the three and nine months ended September 30, 2005.

During the three months ended September 30, 2006, changes in foreign exchange rates had an impact on net revenues and operating costs. Had average exchange rates during 2006 remained the same as the average exchange rates in effect for 2005, our reported revenues for the three months ended September 30, 2006 would have been $3 million lower. However, our foreign currency expenses exceed foreign currency revenues. For the three months ended September 30, 2006, 49% of our operating expenses were denominated in foreign currencies, primarily the euro. Had average exchange rates for 2006 remained the same as the average exchange rates for 2005, our operating expenses would have been $9 million lower (relating to cost of revenues of $6 million; research and development expenses of $2 million; and sales, general and administrative expenses of $1 million). The net effect resulted in a decrease to income from operations of $6 million as a result of unfavorable exchange rates in effect for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

During the nine months ended September 30, 2006, changes in foreign exchange rates had an impact on net revenues and operating costs. Had average exchange rates during 2006 remained the same as the average exchange rates in effect for 2005, our reported revenues for the nine months ended September 30, 2006 would have been $6 million higher. However, our foreign currency expenses exceed foreign currency revenues. For the nine months ended September 30, 2006, 51% of our operating expenses were denominated in foreign currencies, primarily the euro. Had average exchange rates for 2006 remained the same as the average exchange rates for 2005, our operating expenses would have been $17 million higher (relating to cost of revenues of $12 million; research and development expenses of $4 million; and sales, general and administrative expenses of $1 million). The net effect resulted in an increase to income from operations of $11 million as a result of more favorable exchange rates in effect for in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Cost of Revenues and Gross Margin

Our cost of revenues include the costs of wafer fabrication, assembly and test operations, changes in inventory reserves and freight costs. Our gross margin as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.

Gross margin was 35% and 27% for the three months ended September 30, 2006 and 2005, respectively, and 33% and 23% for the nine months ended September 30, 2006 and 2005, respectively primarily due to a more favorable mix of higher margin products sold, along with improvements to manufacturing yields.

In recent periods, average selling prices for certain semiconductor products have been below manufacturing costs, which has adversely affected our results of operations, cash flows and financial condition. Because inventory reserves are recorded in advance of when the related inventory is sold, subsequent gross margins in the period of sale may be higher than they would be absent the effect of the previous write-downs. The impact on gross margins of the sale of previously written down inventory was not material in the three or nine months ended September 30, 2006 and 2005. Our excess and obsolete inventory reserves taken in prior years relate to all of our product categories, while lower-of-cost or market reserves relate primarily to our non-volatile memory products and smart card products.

We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a reduction to cost of revenues for such grants of $3 million and $2 million during the three months ended September 20, 2006 and 2005, respectively, and $7 million and $9 million during the nine months ended September 30, 2006 and 2005, respectively.

Research and Development

During the three months ended September 30, 2006, research and development (“R&D”) expenses increased by $7 million or 10%, to $75 million from $68 million in the three months ended September 30, 2005. During the nine months ended September 30, 2006, R&D expenses increased by $16 million or 8%, to $218 million from $202 million in the nine months ended September 30, 2005. The increase for the nine months ended September 30, 2006, compared to the comparable period in 2005 resulted primarily from reduced R&D grant benefit recognition of $9 million, increased salaries and other expenses of $6 million, SFAS No. 123R stock-based compensation expense of $2 million, and an unfavorable impact from exchange rates of $2 million.

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

We receive grants from various European governmental organizations. These grants reduce our costs for research and development, and grant benefits are recognized as a reduction of related R&D expense. For the three months ended September 30, 2006, we recognized $3 million in research grant benefits, compared to $5 million recognized for the three months ended September 30, 2005. For the nine months ended September 30, 2006, we recognized $8 million in research grant benefits, compared to $17 million recognized for the nine months ended September 30, 2005.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased by 14% or $6 million to $50 million during the three months ended September 30, 2006, from $44 million during the same period in 2005. SG&A expense increased by 4% or $5 million to $150 million during the nine months ended September 30, 2006, from $145 million for the same period in 2005. The increase in SG&A expenses in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005 resulted primarily from SFAS No. 123R stock-based compensation expense of $1 million, higher legal and professional fees of $1 million, higher marketing and sales expenses of $2 million, reduced bad debt recoveries and other of $2 million, and an unfavorable impact from exchange rates of $1 million. As a percentage of net revenues, SG&A expenses were 12% for each of the three and nine months ended September 30, 2006. As a percentage of net revenues, SG&A expenses were 11% and 12% for the three and nine months ended September 30, 2005, respectively.

Restructuring and Other Charges and Loss on Sale

2006 Restructuring and Other Charges

In the nine months ended September 30, 2006, the Company incurred approximately $0.2 million in additional restructuring charges primarily comprised of severance and one-time termination benefits.

2005 Restructuring and Other Charges

During 2005, we began implementing cost reduction initiatives, primarily targeting manufacturing labor costs, and recorded restructuring charges and loss on sale of assets of approximately $18 million consisting of:

•	one-time involuntary termination severance benefit costs related to the termination of approximately 193 employees primarily in manufacturing, research and development, and administration,

•	the write-down of building improvements removed from operations to zero following the relocation of certain manufacturing activities to Asia, and

•	a loss incurred as a result of the sale of our Nantes fabrication facility, including the cost of transferring approximately 319 employees to XbyBus SAS, a French corporation (“XbyBus SAS”)

Concurrent with the sale of our Nantes fabrication facility, we entered into a three-year supply agreement with a subsidiary of XbyBus SAS calling for the Company to purchase a minimum volume of wafers through 2008. The supply agreement requires a minimum purchase of approximately $59 million over the term of the agreement.

Unpaid restructuring charges incurred in 2006 are expected to be paid by September 30, 2007, and are recorded in current liabilities within accrued and other liabilities and non-current liabilities within other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2006.

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

Interest and Other Expenses, Net

Interest and other expenses, net, improved by $9 million to $2 million in income during the three months ended September 30, 2006, compared to $7 million in expense during the same period in 2005, and decreased by

$16 million to $6 million during the nine months ended September 30, 2006, compared to $22 million during the same period in 2005. The improvement is primarily related to lower interest expense resulting from significant debt repayment, including the redemption of the zero coupon convertible notes, due 2021. On May 23, 2006, substantially all of the convertible notes outstanding were redeemed for $144 million. The balance of $1 million was called by the Company in June 2006. Long-term debt decreased from $388 million at December 31, 2005, to $187 million at September 30, 2006, a net decrease of $201 million. As a percentage of net revenues, interest and other expenses, net were 0% and 2% for the three and nine months ended September 30, 2006, respectively. As a percentage of net revenues, interest and other expenses, net were 0% and 2% for the three and nine months ended September 30, 2005, respectively.

Interest rates on our outstanding borrowings did not change significantly in the three and nine months ended September 30, 2006 as compared to the same periods in 2005.

Income Taxes

For the three months ended September 30, 2006 and 2005, we recorded an income tax expense (benefit) of $6 million and $(11) million, respectively, compared to an income tax expense (benefit) of $20 million and $(7) million, respectively, for the nine months ended September 30, 2006 and 2005.

Income tax expense for the nine months ended September 30, 2006 totaled $20 million compared to income tax benefit of $(7) million for the nine months ended September 30, 2005. The change of $27 million resulted primarily from the release of $25 million in tax reserves in 2005 not repeated in 2006 resulting from the conclusion of an audit in Germany for the 1999 through 2002 tax years and from the expiration of a statute of limitations. Approximately $2 million of increased income tax expense results from increases in taxes incurred by our profitable foreign subsidiaries and an increase in provision for tax settlements related to certain U.S. Federal, state and foreign tax liabilities. Income before income taxes improved to $43 million for the nine months ended September 30, 2006, compared to a loss before income taxes of $100 million for the nine months ended September 30, 2005.

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

Included in other currents assets on the condensed consolidated balance sheet as of September 30, 2006, is an outstanding receivable balance due from e2v of $18 million related to payments advanced to e2v to be collected from customers of e2v by Atmel. The transitioning of the collection of trade receivables on behalf of e2v is expected to be completed in 2007.

The following table shows the components of the gain from the sale of Discontinued Operations, net of taxes, recognized upon the sale (in thousands):

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

The following table summarizes results from Discontinued Operations for the periods indicated included in the condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Net revenues	$10,584	$26,518	$79,871	$83,653
Operating costs and expenses	7,246	20,041	57,509	67,947

Income from discontinued operations, before income taxes	3,338	6,477	22,362	15,706
Gain on sale of discontinued operations, before income taxes	109,838	—	109,838	—

Income from and gain on sale of discontinued operations	113,176	6,477	132,200	15,706
Less: provision for income taxes — income from discontinued operations	(1,659)	(1,848)	(9,393)	(4,480)
Less: provision for income taxes — gain on sale of discontinued operations	(9,506)	—	(9,506)	—

Income from and gain on sale of discontinued operations, net of income taxes	$102,011	$4,629	$113,301	$11,226

Income from and gain on sale of discontinued operations, net of income taxes, per common share:
Basic	$0.21	$0.01	$0.23	$0.02

Diluted	$0.21	$0.01	$0.23	$0.02

Weighted-average shares used in basic income per share calculations	488,303	482,440	486,935	480,948

Weighted-average shares used in diluted income per share calculations	494,066	482,440	492,698	480,948

Liquidity and Capital Resources

At September 30, 2006, we had a total of $484 million of cash and cash equivalents and short-term investments compared to $348 million at December 31, 2005. Our current ratio, calculated as total current assets divided by total current liabilities, was 2.10 at September 30, 2006, an increase of 0.50 from 1.60 at December 31, 2005. We have utilized cash flows generated from operating activities to reduce our net debt obligations by $201 million to $187 million at September 30, 2006. The reduction in long-term debt is primarily a result of the redemption of the zero coupon convertible notes, due 2021. On May 23, 2006, substantially all of the convertible notes outstanding were redeemed for $144 million. The balance of $1 million was called by the Company in June 2006.

Working capital (total current assets less total current liabilities) increased by $208 million to $585 million at September 30, 2006, compared to $377 million at December 31, 2005. In July 2006, Atmel completed the sale of its Grenoble, France, subsidiary to e2v technologies plc, a British corporation. On August 1, 2006, the Company received $140 million in cash proceeds upon the close of the sale ($120 million, net of working capital adjustments and costs of disposition). The cash proceeds from the sale were used for general working capital purposes.

Operating Activities:  Net cash provided by operating activities was $274 million for the nine months ended September 30, 2006, compared to $71 million for the nine months ended September 30, 2005. We generated positive operating cash flow due primarily to net income, depreciation and amortization and other non-cash charges reflected in the condensed consolidated statements of operations which was partially offset by the gain on sale of discontinued operations.

Accounts receivable increased by 4% or $10 million to $245 million at September 30, 2006, from $235 million at December 31, 2005. The average days of accounts receivable outstanding (“DSO”) was 52 days at the end of the third quarter of 2006 as compared to 54 days at the end of the fourth quarter of 2005. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures, this could negatively affect our DSO.

Increases in inventories utilized $14 million of operating cash flows for the first nine months of 2006, compared to generating $30 million in operating cashflows for the first nine months of 2005. Inventory levels increased compared to the prior year due to higher shipment levels and the need to carry more inventory to improve customer delivery times. Average days of sales in inventory was 96 days at September 30, 2006, compared to approximately 98 days at December 31, 2005. Inventories consist of raw wafers, purchased specialty wafers, work in process, and finished units. Increased shipment levels, higher levels of process complexity, and the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.

Decreases in other current assets generated $4 million of operating cash flows for the first nine months of 2006 compared to utilization of $23 million for the first nine months of 2005, and primarily relates to lower receivable balances for value-added taxes.

Increases in accounts payable generated $30 million of operating cash flows for the first nine months of 2006, primarily related to amounts due to suppliers for fixed asset acquisitions and payables arising from higher production activity levels. For the first nine months of 2005, reduction of accounts payable balances utilized $69 million, as a result of reductions in supplier balances for fixed asset acquisitions and reduced cycle time related to vendor payments.

Increases in accrued and other liabilities generated $48 million of operating cash flows in 2006, primarily related to higher production activity levels in 2006, higher legal fees and litigation accruals, and higher tax accruals.

Investing Activities:  Net cash provided by investing activities was $59 million for the nine months ended September 30, 2006, compared to net cash used in investing activities of $161 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we made additional investments in wafer fabrication equipment to advance our process technologies and in test equipment to process higher unit volumes. For the nine months ended September 30, 2006 and 2005, we paid $64 million and $161 million, respectively, for new equipment necessary to maintain our competitive position technologically as well as to increase capacity. The cash flows generated from investing activities for 2006 is primarily attributable to the $120 million in net cash proceeds (net of working capital adjustments and costs of disposition) received for the sale of our Grenoble, France, subsidiary in July 2006. The cash proceeds from the sale were used for general working capital purposes.

Financing Activities:  Net cash used in financing activities was $208 million for the nine months ended September 30, 2006, compared to net cash provided by financing activities of $51 million for the nine months ended September 30, 2005. We continued to pay down debt, with repayments of principal balances on capital leases and other debt totaling $98 million for the nine months ended September 30, 2006, compared to $107 million for the nine months ended September 30, 2005. Cash used in financing activities for the nine months ended September 30, 2006 includes the redemption of the zero coupon convertible notes, due 2021. On May 23, 2006, substantially all of the convertible notes outstanding were redeemed for $144 million. The remaining balance of $1 million was called by the Company in June 2006. Proceeds from equipment financing and other debt totaled $25 million for the nine months ended September 30, 2006, compared to $146 million for the nine months ended September 30, 2005, and were used primarily for new equipment purchases.

We believe that our existing balance of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, equipment lease financing, and other short-term and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

The increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2006 and 2005 due to the effect of exchange rate changes on cash balances was $0.1 million and $(24) million, respectively. These cash balances were primarily held in certain subsidiaries in euro denominated accounts and increased (decreased) in value due to the strengthening or (weakening) of the euro compared to the U.S. dollar during these periods.

During the next twelve months, we expect our operations to generate positive cash flow; however, a significant portion of cash will be used to repay debt and make capital investments. We expect that we will have sufficient cash from operations and financing sources to meet all debt obligations. We paid $64 million for capital equipment in the nine months ended September 30, 2006, and we expect our cash payments for capital expenditures in the next twelve months to be approximately $70 million. Debt obligations due at September 30, 2006 and expected to be repaid in the twelve months ended September 30, 2007 total $118 million. In 2007 and future years, our capacity to make necessary capital investments will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary.

On March 15, 2006, we entered into a five-year asset-backed credit facility for up to $165 million (“Facility”) with certain European lenders. This Facility is secured by our non-U.S. trade receivables. At September 30, 2006, the amount available to us under this Facility was approximately $118 million, based on eligible non-U.S. trade receivables. Borrowings under the Facility bear interest at LIBOR plus 2% per annum, while the undrawn portion is subject to a commitment fee of 0.375% per annum. The terms of the Facility subject us to certain financial and other covenants and cross-default provisions. As of September 30, 2006, there were no amounts outstanding under this Facility. Commitment fees and amortization of up-front fees paid related to the Facility for the three and nine months ended September 30, 2006 totaled approximately $0.3 million and $0.7 million, respectively, and are included in interest and other expenses, net in the condensed consolidated statement of operations.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of SFAS No. 123R there have been no significant changes during the three and nine months ended September 30, 2006, to the items that we had disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

During the nine months ended September 30, 2006, we recorded stock-based compensation expense of approximately $7 million, including compensation expense recognized in connection with the employee stock purchase plan of approximately $0.3 million. As the employee stock purchase plan was non-compensatory under APB 25, no stock-based compensation expense was recorded in connection with the plan for the nine months ended

September 30, 2005. As of September 30, 2006, total unrecognized stock-based compensation related to unvested stock options was $24 million and is expected to be recognized over a weighted-average period of approximately two years.

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

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2006 included a combination of payment awards granted prior to January 1, 2006 and payment awards granted subsequent to January 1, 2006. In conjunction with the adoption of SFAS No. 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the three and nine months ended September 30, 2006 includes the impact of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to 2006, the Company accounted for forfeitures as they occurred. The adoption of SFAS No. 123R requires the Company to reflect the net cumulative impact of estimating forfeitures in the determination of period expense by reversing the previously recognized cumulative compensation expense related to those forfeitures, rather than recording forfeitures when they occur as previously permitted. The Company did not record this cumulative impact upon adoption, as the amount was insignificant. Stock options granted in periods prior to 2006 were measured based on APB No. 25 criteria, whereas stock options granted subsequent to January 1, 2006 were measured based on SFAS No. 123R criteria.

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

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available for sale, and consequently record them on the balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through September 30, 2007. In addition, some of our borrowings are at floating rates, so this would act as a natural hedge.

We have short-term debt, long-term debt, and capital leases totaling approximately $187 million at September 30, 2006. Approximately $68 million of these borrowings have fixed interest rates. We have approximately $119 million of floating interest rate debt, of which $57 million is euro denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.

The following table summarizes the face value of our variable-rate debt exposed to interest rate risk as of September 30, 2006. All fair market values are shown net of applicable premium or discount, if any (in thousands):

							Total
							Variable-Rate
							Debt
							Outstanding at
	Payments Due by Year						September 30,
	2006*	2007	2008	2009	2010	Thereafter	2006

30 day USD LIBOR weighted-average interest rate basis(1) —
Capital Leases	$833	$3,056	$—	$—	$—	$—	$3,889

Total of 30 day USD LIBOR rate debt	$833	$3,056	$—	$—	$—	$—	$3,889
90 day USD LIBOR weighted-average interest rate basis(1) —
Revolving Line of Credit Due 2008	$—	$—	$25,000	$—	$—	$—	$25,000
Senior Secured Term Loan Due 2009	$2,052	$20,734	$—	$—	$—	—	22,786

Total of 90 day USD LIBOR rate debt	$2,052	$20,734	$25,000	$—	$—	$—	$47,786
90 day USD LIBOR weighted-average interest rate basis(1) —
Capital Leases	$5,367	$21,956	$8,696	$4,111	$4,111	$5,138	$49,379

Total of 90 day USD LIBOR rate debt	$5,367	$21,956	$8,696	$4,111	$4,111	$5,138	$49,379
360 day USD LIBOR weighted -average interest rate basis(1) —
Senior Secured Term Loan Due 2008	$1,250	$5,000	$3,750	$—	$—	$—	$10,000

Total of 360 day USD LIBOR rate debt	$1,250	$5,000	$3,750	$—	$—	$—	$10,000
30/60/90 day EURIBOR interest rate basis(1) —
Senior Secured Term Loan Due 2007	$1,600	$6,400	$—	$—	$—	$—	$8,000

Total of 30/60/90 day EURIBOR debt rate	$1,600	$6,400	$—	$—	$—	$—	$8,000

Total variable-rate debt	$11,102	$57,146	$37,446	$4,111	$4,111	$5,138	$119,054

*	Three months remaining in 2006.

(1)	Actual interest rates include a spread over the basis amount.

The following table presents the hypothetical changes in interest expense, for the three month and nine month periods ended September 30, 2006 related to our outstanding borrowings that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS (in thousands).

For the three month period ended September 30, 2006:

	Interest Expense Given an			Interest Expense	Interest Expense Given an
	Interest Rate Decrease by			With no Change in	Interest Rate Increase by
	X Basis Points			Interest Rate	X Basis Points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS

Interest Expense	$1,396	$1,544	$1,693	$1,842	$1,991	$2,140	$2,288

For the nine month period ended September 30, 2006:

	Interest Expense Given an			Interest Expense	Interest Expense Given an
	Interest Rate Decrease by			With no Change in	Interest Rate Increase by
	X Basis Points			Interest Rate	X Basis Points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS

Interest Expense	$3,416	$3,862	$4,309	$4,755	$5,201	$5,648	$6,094

Foreign Currency Risk

When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of favorable exchange rates for the three months ended September 30, 2006, compared to the average exchange rates for the three months ended September 30, 2005, resulted in an decrease in income from operations of $6 million. The net effect of favorable exchange rates for the nine months ended September 30, 2006, compared to the average exchange rates for the nine months ended September 30, 2005, resulted in an increase in income from operations of $11 million (as discussed in this report in the overview section of Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign currency denominated transactions that occurred in the three and nine months ended September 30, 2006, were recorded using the average foreign currency exchange rates for the same periods in 2005. Sales denominated in foreign currencies were 18% and 16% for the three months ended September 30, 2006 and 2005, respectively, and 18% for the nine months ended September 30, 2006 and 2005. Sales denominated in euros were 17% and 15% for the three months ended September 30, 2006 and 2005, respectively, and 17% for the nine months ended September 30, 2006 and 2005. Sales denominated in yen were 1% for each of the three and nine months ended September 30, 2006 and 2005. Costs denominated in foreign currencies, primarily the euro, were approximately 49% and 55% for the three months ended September 30, 2006 and 2005, respectively, and 51% and 56% for the nine months ended September 30, 2006 and 2005, respectively.

We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 19% and 23% of our accounts receivable are denominated in foreign currency as of September 30, 2006, and December 31, 2005, respectively.

We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 40% and 46% of our accounts payable were denominated in foreign currency as of September 30, 2006, and December 31, 2005, respectively. Approximately 60% of our debt obligations were denominated in foreign currency as of September 30, 2006, and December 31, 2005.

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

Management’s Consideration of the Restatement

In coming to the conclusion that our disclosure controls and procedures were effective as of September 30, 2006, management considered, among other things, the control deficiencies related to accounting for stock-based compensation and management integrity with respect to the stock option process, which resulted in the need to restate our previously issued financial statements as disclosed in Note 2, “Restatements of Consolidated Financial Statements,” to the Condensed Consolidated Financial Statements included in Part I Item 1 of this Form 10-Q. Management has concluded that the control deficiencies that resulted in the restatement of the previously issued financial statements did not constitute material weaknesses as of September 30, 2006 as management concluded that there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation expense, unearned stock-based compensation and deferred tax assets being materially misstated is remote.

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

Changes in Internal Control Over Financial Reporting.

During the period covered by this Quarterly Report on Form 10-Q, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes included the termination of Atmel’s Chief Executive Officer and three other officers of Atmel by Atmel’s Board of Directors following an independent investigation into the misuse of corporate travel funds, and the appointment of a new Chief Executive Officer and new Chief Legal Officer.

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

From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. Atmel and the individual defendants have each moved to dismiss the consolidated amended complaint on various grounds. The state derivative cases have been consolidated In April 2007, a consolidated derivative complaint was filed in the state court action and the Company moved to stay it. Atmel believes that the filing of the derivative actions was unwarranted and intends to vigorously contest them.

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

In October 2006, an action was filed in First Instance labor court, Nantes, France on behalf of 46 former employees of Atmel’s Nantes facility, claiming that the sale of the Nantes facility to MHS (XbyBus SAS) in December, 2005 was not a valid sale, and that these employees should still be considered employees of Atmel, with the right to claim social benefits from Atmel. The action is for unspecified damages. Atmel believes that the filing of this action is without merit and intends to vigorously defend the terms of the sale to MHS.

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

When we take an order denominated in a foreign currency we may receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. Conversely, when we incur a cost denominated in a foreign currency we may pay more dollars than initially anticipated if that local currency strengthens against the dollar before we pay the costs. In addition to reducing revenues or increasing our costs, this risk can negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, a negative impact on expenses can be partially offset by a positive impact on revenues. During the three months ended September 30, 2006, approximately 18% of net revenues were denominated in foreign currencies, primarily the euro, compared to approximately 16% for the same period in 2005. During the nine months ended September 30, 2006 and 2005, approximately 18% of net revenues were denominated in foreign currencies, primarily the euro. Sales in euros amounted to approximately 17% and 15% of net revenues for the three months ended September 30, 2006 and 2005, respectively, compared to approximately 17% of net revenues for the nine months ended September 30, 2006 and 2005. Sales in Japanese yen accounted for approximately 1% of net revenues for each of the three and the nine months ended September 30, 2006 and 2005.

We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 19% 23% of our accounts receivable are denominated in foreign currency as of both September 30, 2006, and December 31, 2005.

We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 40% and 46% of our accounts payable were denominated in foreign currency as of September 30, 2006, and December 31, 2005, respectively. Approximately 60% of our debt obligations were denominated in foreign currency as of September 30, 2006, and December 31, 2005.

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

WE MAY BE SUBJECT TO ADVERSE FINDINGS FROM ADDITIONAL AUDIT COMMITTEE INVESTIGATIONS INTO IMPROPER BUSINESS PRACTICES.

In addition to the investigation into stock option granting practices, the Audit Committee of Atmel’s Board of Directors, with the assistance of independent legal counsel and forensic accountants, conducted independent investigations into (a) certain proposed investments in high yield securities that were being contemplated by our former Chief Executive Officer during the period from 1999 to 2002 and bank transfers related thereto, and (b) alleged payments from certain of our customers to employees at one of our Asian subsidiaries. The Audit Committee has completed its investigations, including its review of the impact on our condensed consolidated financial statements for the nine months ended September 30, 2006, and prior periods, and concluded that there was no impact on such consolidated financial statements. However, we can give no assurances that subsequent information will not be discovered that may cause the Audit Committee to reopen such reviews. In addition, government agencies, including local authorities in Asia, may initiate their own review into these and related matters. At this time, we cannot predict the outcome of such reviews, if any. An adverse finding in any of these matters could lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the

NASDAQ Global Select Market, and result in additional management time being diverted and additional legal and other costs that could have a material adverse effect on our business, financial condition and results of operations.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.

Sales outside the United States accounted for approximately 86% of our net revenues for the three months ended September 30, 2006, as compared to approximately 86% for the same period in 2005 and accounted for approximately 85% of our net revenues for the nine months ended September 30, 2006, compared to approximately

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

As of September 30, 2006, our total debt was $187 million compared to $388 million at December 31, 2005. The decrease is primarily a result of the redemption of the zero coupon convertible notes, due 2021. On May 23, 2006, substantially all of the convertible notes outstanding were redeemed for approximately $144 million. The balance of approximately $1 million was called by the Company in June 2006. Our long-term debt less current portion to equity ratio was 0.06 and 0.14 at September 30, 2006 and 2005, respectively. Increases in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

Certain of our debt facilities contain terms that subject the Company to financial and other covenants. The Company was not in compliance with covenants requiring timely filing of U.S. GAAP financial statements as of September 30, 2006, and, as a result, the Company requested waivers from its lenders to avoid default under these facilities. Waivers were not received from all lenders, and as a result, the Company reclassified $30 million of long-term debt to current debt on the condensed consolidated balance sheet as of September 30, 2006.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

Although in July 2006 we sold our Grenoble, France, subsidiary and in December 2006 we announced our plan to sell the Heilbronn and North Tyneside fabrication facilities, we intend to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. We paid $65 million for capital equipment in the nine months ended September 30, 2006 and we expect our total capital expenditures to be approximately $70 to $92 million in 2007. We may seek additional equity or debt financing to fund operations or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

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

We adopted SFAS No. 123R effective January 1, 2006, using the modified prospective transition method and our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 are based on this method. In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123R.

We have elected to adopt FSP No. FAS 123(R)-3 to calculate our pool of windfall tax benefits.

SFAS No. 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as expense over the requisite service periods in our consolidated statements of operations. Prior to January 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123 (and further amended by SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure — an amendment of FASB Statement No. 123”). Under the intrinsic value method, stock-based compensation expense was recognized in our condensed consolidated statements of operations for stock based awards granted to employees when the exercise price of these awards was less than the fair market value of the underlying stock at the date of grant.

Net income for the nine months ended September 30 2006 was reduced by stock-based compensation expense of $7 million due to the adoption of SFAS No. 123R.

OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY IMPACT OUR CASH POSITION AND OPERATING CAPITAL.

We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Long-term pension benefits payable totaled $46 million and $52 million at September 30, 2006 and December 31, 2005, respectively. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits to be paid over the next twelve months is expected to be approximately $1 million. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following Exhibits have been filed with, or incorporated into, this Report:

10	.1+	Employment Agreement dated as of August 6, 2006 between Registrant and Steven Laub (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 19, 2007).
10	.2+	Description of Fiscal Year 2006 Executive Bonus Plan (which is incorporated herein by reference to Item 1.01 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on October 5, 2006).
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+		Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION
(Registrant)

/s/  STEVEN LAUB
Steven Laub
President & Chief Executive Officer
(Principal Executive Officer)

June 8, 2007

/s/  ROBERT AVERY
Robert Avery
Vice President Finance &
Chief Financial Officer
(Principal Financial and Accounting Officer)

June 8, 2007

EXHIBIT INDEX

10	.1+	Employment Agreement dated as of August 6, 2006 between Registrant and Steven Laub (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 19, 2007).
10	.2+	Description of Fiscal Year 2006 Executive Bonus Plan (which is incorporated herein by reference to Item 1.01 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on October 5, 2006).
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+		Indicates management compensatory plan, contract or arrangement.