Form 10-K
period 2006-12-31
ATMEL CORP
filed 2007-06-08
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Registrant’s telephone number, including area code:
(408) 441-0311

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.001 per share Preferred Share Right (currently attached to and trading only with the Common Stock)	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐     No ☑

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

Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 476,738,125 shares of the Registrant’s Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ National Market (now known as the NASDAQ Global Select Market) on June 30, 2006) was approximately $2,645,896,594. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 4, 2007, Registrant had 488,843,018 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement for the Special Meeting of Stockholders held on May 18, 2007 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

EXPLANATORY NOTE REGARDING RESTATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2006, includes restatements of the following previously filed financial statements and data (and related disclosures): (1) our consolidated financial statements as of December 31, 2005 and for our fiscal years ended December 31, 2005 and 2004; (2) our selected financial data as of and for our fiscal years ended December 31, 2005, 2004, 2003 and 2002 located in Item 6 of this Form 10-K, (3) our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended December 31, 2005 and 2004 contained in Item 7 of this Form 10-K, and (4) our unaudited quarterly financial information for the first quarter in our fiscal year ended December 31, 2006, and for all quarters in our fiscal year ended December 31, 2005 located at the end of Item 8 of this Form 10-K. The restatements result from an independent stock option investigation conducted by the Audit Committee of the Board of Directors. See below and Note 2, “Restatements of Consolidated Financial Statements,” to Consolidated Financial Statements for a detailed discussion of the effect of the restatements.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to August 10, 2006, and all earnings press releases and similar communications issued by us prior to August 10, 2006, should not be relied upon and are superseded in their entirety by this Report and Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by us with the Securities and Exchange Commission on or after August 10, 2006.

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

The financial statement impact of the restatement of stock-based compensation expense and related payroll and income taxes, as well as other accounting adjustments, by year, is as follows (in thousands):

			Adjustment to
			Income Tax
			Expense	Adjustment to
			(Benefit) Relating	Stock-Based
	Adjustment to	Adjustment to	to Stock-Based	Compensation	Other	Total
	Stock-Based	Payroll Tax	Compensation and	Expense, Net of	adjustments,	Restatement
Fiscal	Compensation	Expense	Payroll Tax	Payroll and	Net of Income	Expense
Year	Expense	(Benefit)	Expense	Income taxes	Taxes	(Benefit)

1993	$268	$1	$(110)	$159
1994	556	151	(293)	414
1995	1,944	688	(799)	1,833
1996	3,056	1,735	(1,449)	3,342
1997	5,520	1,968	(2,516)	4,972
1998	18,695	671	(6,147)	13,219
1999	18,834	1,832	(6,955)	13,711
2000	27,379	7,209	(11,576)	23,012
2001	19,053	1,655	(5,988)	14,720
2002	5,555	1,603	23,477	30,635
2003	12,416	(1,980)	—	10,436

Cumulative through December 31, 2003	113,276	15,533	(12,356)	116,453	$(13,638)	$102,815

2004	1,405	(10,395)	—	(8,990)	184	(8,806)
2005	1,561	(3,190)	—	(1,629)	2,082	453

Total	$116,242	$1,948	$(12,356)	$105,834	$(11,372)	$94,462

For more information regarding the investigation and findings relating to stock option practices and the restatement, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Restatements of Consolidated Financial Statements” to Consolidated Financial Statements in Item 8.

PART I

ITEM 1.	BUSINESS

FORWARD LOOKING STATEMENTS

You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for 2007, our expectations regarding the effects of exchange rates, our strategic plans, restructuring and other initiatives, and statements regarding our future prospects. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A — Risk Factors, and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-K.

BUSINESS

General

Semiconductor integrated circuits (“ICs”) are key components in almost all electronic products and systems produced. Their capacity to process and store information gives manufacturers of electronic products an ability to add new features, adapt to changing demands and quickly develop new products. As additional semiconductor elements are added into smaller areas, ICs offer valuable new capabilities important to manufacturers of electronic products.

We design, develop, manufacture and sell a wide range of IC products, including microcontrollers, advanced logic, mixed-signal, nonvolatile memory and radio frequency (“RF”) components. Leveraging on a broad intellectual property (IP) portfolio, Atmel is able to provide the electronics industry with complete system solutions. These complex system-on-a-chip solutions are manufactured using our leading-edge process technologies, including complementary metal oxide semiconductor (CMOS), double-diffused metal oxide semiconductor (DMOS), logic, CMOS logic, bipolar, bipolar CMOS (“BiCMOS”), silicon germanium (“SiGe”), SiGe BiCMOS, analog, bipolar double diffused CMOS and radiation tolerant process technologies. We develop these process technologies ourselves to ensure they provide the maximum possible performance. In 2006, we fabricated approximately 95% of our products in our own wafer fabrication facilities, or “fabs.” We believe our broad portfolio of manufacturing capabilities allows us to produce ICs that enable our customers to rapidly introduce leading edge electronic products that are differentiated by higher performance, advanced security features, lower cost, smaller size, longer battery life and more memory. Our products are used primarily in the following markets: communications, computing, consumer electronics, storage, security, automotive, medical, military and aerospace.

In July 2006, we completed the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation. We have reclassified the results of our Grenoble, France, subsidiary as Discontinued Operations for all periods presented in this Annual Report on Form 10-K. For further information, see Note 18 of Notes to Consolidated Financial Statements. In December 2006, we announced restructuring initiatives that include seeking to sell our North Tyneside, United Kingdom, and Heilbronn, Germany, facilities to optimize our manufacturing operations. We also announced our intention to move to a fab-lite manufacturing model with increased utilization of third-party foundry capacity. On May 1, 2007, we announced the sale of our Irving, Texas, wafer fabrication facility for $37 million in cash.

We were originally incorporated in California in December 1984. In October 1999, we were reincorporated in Delaware. Our principal offices are located at 2325 Orchard Parkway, San Jose, California 95131, and our telephone number is (408) 441-0311. Our website is located at: www.atmel.com; however, the information in, or that can be accessed through, our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, through the “Investors” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Products

Our products consist primarily of advanced logic, mixed-signal, nonvolatile memory, radio frequency and system-level integration semiconductor solutions.

Our business has four operating segments (see Note 15 of Notes to Consolidated Financial Statements for further discussion). Each segment offers products that compete in one or more of the end markets described below under the caption “Principal Markets and Customers.”

•	Application specific integrated circuit (“ASIC”) segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of applications. This segment also encompasses a range of products which provide security for digital data, including smart cards for mobile phones, set top boxes, banking and national identity cards. We also develop customer specific ASICs, some of which have military applications.

•	Microcontrollers segment includes a variety of proprietary and standard microcontrollers, the majority of which contain embedded nonvolatile memory and integrated analog peripherals. This segment also includes products with military and aerospace applications.

•	Nonvolatile Memories segment consists predominantly of serial interface electrically erasable programmable read-only memory (“SEEPROM”) and serial interface Flash memory products. This segment also includes parallel interface Flash memories as well as mature parallel interface EEPROM and EPROM devices. This segment also includes products with military and aerospace applications.

•	Radio Frequency (“RF”) and Automotive segment includes products designed for the automotive industry. This segment produces and sells wireless and wired devices for industrial, consumer and automotive applications and it also provides foundry services which produce radio frequency products for the mobile telecommunications market.

Within each operating segment, we offer our customers products with a range of speed, density, power usage, specialty packaging, security and other features.

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

We design and manufacture ASICs in a range of products that includes standard digital and analog functions, as well as nonvolatile memory elements and large pre-designed macro functions all integrated on a single chip. We work closely with customers to develop and manufacture custom ASIC products so that we can provide them with IC solutions on a sole-source basis. Our ASIC products are targeted primarily at high-volume customers whose high-end applications require high-speed, high-density or low or mixed-voltage devices.

Security and Smart Cards.  Our advanced design capability expertise in non-volatile memory technology and experience in security products positions Atmel as one of the world’s pre-eminent suppliers of secure smart card

ICs. Our secure smart card ICs primarily serve the cellular phone, banking, health card, national ID card and set-top box markets.

Atmel has a wide portfolio of secure ICs, including secureAVRtm microcontrollers, CryptoMemory® and CryptoRFtm, and smart card reader chips. Our secure microcontrollers include dual contact/contactless products complying with the ISO-14443, USB Full-Speed interface and Serial Peripheral Interface (“SPI”).

Atmel has obtained independent security certifications and approvals for ICs from third parties for MasterCard CAST, VISA Level 3, FIPS 140 and Common Criteria EAL4+.

The combination of Atmel’s dense nonvolatile memory technology and high performance AVR® 8-/32-bit RISC or ARM® 32-bit RISC CPU core offers cost-effective solutions for high density applications such as GSM SIM (subscriber identity modules) cards and multi-application smart cards running on open platforms like Javatm.

Multimedia Products.  We develop and manufacture complex System-on-a-Chip (“SoC”) IC’s for wireless and wireline applications such as Wi-Fi clients, access points/bridges/routers, ADSL2/2+ consumer premise equipment (“CPE”) gateways, and Bluetooth headsets. Atmel’s access point/bridging devices provide a seamless connection between wired Ethernet and WLAN, as well as wireless router and ADSL2/2+ to WLAN capabilities. Our designs include Media Access Controllers (“MACs”) with integrated baseband controllers, supporting all host interfaces such as PCMCIA, CF Card, USB (1.1 and 2.0), PCI, Mini-PCI, Ethernet and SDIO.

We have also introduced solutions with multimedia and wireless communications devices targeting home entertainment, security, and automotive applications.

FPGAs.  Our FPGAs (field programmable gate arrays), with FreeRAM and Cache Logic®, offer distributed RAM without loss of logic resources as well as a reconfigurable solution for adaptive DSP and other computationally intensive applications. We offer a family of radiation hardened FPGAs for military and space applications. Our family of reconfigurable FPGA Serial Configuration EEPROMs can replace one-time-programmable devices for FPGAs from other vendors. Our exclusive family of large flash configurators provides a fast low power chip in a small package for large FPGAs from other vendors. Our family of N type configurators provides a competitive alternative to OTP PROMS. In addition we offer FPGA to gate array conversion (“ULC”) for both military and commercial applications.

PLDs.  We have developed a line of high performance PLDs (programmable logic devices) incorporating nonvolatile elements from our EEPROM technology. These devices are sometimes used as prototyping and pre-production devices and allow for later conversion to gate array products for volume production. For these situations, we offer customers the ability to migrate from FPGAs or PLDs to our gate arrays with minimal conversion effort.

Microcontrollers

Our Microcontroller segment offers a variety of products to serve the consumer, automotive, industrial and aerospace markets for embedded controls. Our product portfolio has three microcontroller architectures targeted at the high volume embedded-control segment, our proprietary AVR microcontrollers, our 8051 microcontrollers and our ARM microcontrollers. The AVR 8-/32-bit microcontroller family uses a RISC architecture that is optimized for C language code density and low power operation. The 8051 family consists of 8-bit microcontrollers containing a range of memory options, including flash, one-time programmable and read only memory products, plus application specific products designed to enable MP3, CAN or smart card reader systems. Both microcontroller families are offered as standard products, as building blocks in our ASIC library or as application specific products. The ARM 32-bit microcontrollers offer embedded Flash memory for flexible code and reference data storage, deterministic behavior, and industry standard connectivity all based on the industry-standard ARM 32-bit RISC processor architecture. These microcontroller families offer a large variety of memory densities, package types and peripheral options, including analog capability.

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

Increased demand for embedded electronic features in applications as diverse as motors, lighting, and automobile controls have made the market for microcontrollers one of the fastest growing segments of the semiconductor market. Microcontrollers are currently available in 4-bit through 32-bit architectures. Although 4-bit microcontrollers are least expensive, they generally lack the minimum performance and features required for product differentiation. While 16 and 32-bit architectures provide very high performance, they are generally more expensive than desired for high-volume embedded control applications. Manufacturers of competitive, high-volume products have found 8-bit microcontrollers to be the most cost-effective embedded control solution.

Nonvolatile Memories

Serial Interface Products (“Serials”).  Our serial interface products evolved from our EEPROM technology expertise and the market need for delivery of nonvolatile memory content through specialized interfaces and low pin count packages. We currently support the 2-wire, 3-wire and SPI protocols which have industry wide acceptance. Due to our technology, package and broad density offerings we have maintained market leadership for the last several years. For economic reasons, beyond a certain density, it is more advantageous to employ FLASH technology, which we have incorporated in our 512K and higher densities. The similarity of the feature set allows our customers to easily upgrade from the lower density to the higher density Serials.

DataFlash®.  The SPI compatible DataFlash® family of serial flash memories deliver reliable solutions to store both embedded program code and data using low pin-count packages. DataFlash is designed to enable advanced features and functionality in a variety of high volume products and applications. Optimization of the CPU or ASIC pin count, simplified PCB routing, reduced power consumption, lower switching noise and smaller footprint all contribute to higher performance and lower system cost. The industry standard SPI and higher performance RapidS TM interface are used in a variety of applications due to the simplicity of the 4-pin I/O interface, which greatly eases system design times and constraints. The combination of the DataFlash architecture, very small page size, on board SRAM buffers which allow for self contained rewriting to the flash memory array, low pin count interfaces, and the Atmel Flash memory technologies allow for a very flexible solution, shortened development time and significantly smaller software footprint. These products are generally used in digital answering machines, fax machines, personal computers, set-top boxes and DVD players.

Small size is important to our customers and we are continuously developing smaller packages for our Serials using, for example, a cost-effective Ball Grid Array (“BGA”). In addition, we have developed a variety of Dual Footprint Non-leaded (“DFN”) packages to help our customers produce smaller products. We also offer the full range of industry standard SOIC, PDIP and TSSOP packages.

Serials are used in a wide variety of applications to store users’ data configurations, changeable settings, and temporary data.

Flash Memory Products.  Flash represents a prevailing technology used in nonvolatile memory devices that can be reprogrammed within a system. We currently manufacture Flash products utilizing 0.18 and 0.13-micron process technologies and anticipate migrating more of our production from 0.18-micron to 0.13-micron during 2007.

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

Parallel-Interface EEPROMs.  We are a leading supplier of high performance in-system programmable parallel-interface EEPROMs. We believe that our parallel-interface EEPROM products represent the most complete parallel-interface EEPROM product family in the industry. We have maintained this leadership role through early introductions of high speed, high capacity and low power consumption CMOS devices. We are the sole-source supplier for several customers for certain parallel-interface EEPROM devices. In the design of this product family, we have emphasized device reliability, achieved through the incorporation of on-chip error detection and correction features. Parallel EEPROMs are highly flexible, offering faster data transfer rates and higher memory densities when compared to serial interface architectures, as well as high endurance programming reliability. These products are generally used to store frequently updated data in communications infrastructure equipment and avionics navigation systems.

EPROMs.  The worldwide one time programmable (“OTP”) EPROM market is intensely competitive and characterized by commodity pricing. Our strategy is to target the high-performance end of this market by offering faster speed, higher density and lower power usage devices. These products are generally used to store the operating programs of embedded microcontroller or DSP-based systems, such as hard disk drives, CD-ROM drives and modems.

RF and Automotive

Our RF products are designed to serve the automotive, telecommunications, consumer and industrial markets. One focus is to enable data communications through the design and supply of high-frequency radio products for many types of wireless communications devices in the frequency range of 0.1 to 5.8 GHz. These products, manufactured using SiGe technology, are used in two-way pagers, digitally enhanced cordless telecommunications, mobile telephones, and cellular base stations, among other applications. Additionally, we build RF solutions that concentrate on remote control applications. Successful product applications currently include broadcast radios, GPS for automobiles and telephones, air conditioning and heating thermostat controls, garage door openers, outside wireless temperature monitoring and security home alarm systems.

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

We also provide RF BiCMOS foundry services for customers who serve the cellular phone and emerging wireless markets. Typically, customers of our foundry services use our production capability to manufacture wafers, either on a custom process or Atmel developed RF capable process. We are capable of providing the customer with a complete turn-key solution of wafer foundry, packaging, test, and shipping.

Technology

From inception, we have focused our efforts on developing advanced CMOS processes that can be used to manufacture reliable nonvolatile elements for memory and logic integrated circuits. We believe that our experience in single and multiple-layer metal CMOS processing enables us to produce high-density, high-speed and low-power memory and logic products.

We meet customers’ demands for constantly increasing functionality on ever-smaller ICs by increasing the number of layers we use to build the circuits on a wafer and by reducing the size of the transistors and other components in the circuit. To accomplish this we develop and introduce new wafer processing techniques as necessary. We also provide our fabrication facilities with state-of-the-art manufacturing equipment and development resources that allow us to produce ICs with increasingly smaller feature sizes. Our current ICs incorporate effective feature sizes as small as 0.13-micron. We are developing processes that will support effective feature sizes smaller than 0.13-micron.

We continue to broaden our technology focus by developing expertise for designing and manufacturing high frequency RF products, which are used primarily in cellular telephones and cordless applications. In order to achieve high frequency with high efficiency and very low noise, we developed our SiGe technology. This technology is based on well-established bipolar silicon process technology, with one of the key process steps, the epitaxial layer, modified by adding germanium to the silicon. This technology is designed to replace galium arsenide (“GaAs”) technology, which is commonly used for power amplifiers in cellular telephones.

In order to extend the capabilities of SiGe, we have combined the high-frequency features of SiGe with CMOS to integrate high-density logic parts and RF analog functions on a single integrated circuit. We believe this SiGe/CMOS technology will enable us to provide single-chip system solutions to the marketplace.

Principal Markets and Customers

Communications.  Communications, including wireless and wireline telecommunications and data networking, is currently one of our larger end user markets. For the wireless market, we provide nonvolatile memory, standard and secure microcontrollers, and baseband and RF ASICs that are used in global standard for mobile communications (“GSM”) and code-division multiple access (“CDMA”) mobile phones and their base stations, as well as two-way pagers, mobile radios, and cordless phones and their base stations. We also have a range of products based on the IEEE 802.11 wireless LAN standard, and on Bluetooth, a short-range wireless protocol that enables instant connectivity between electronic devices. In 2003, we began shipping a GPS receiver chipset that has been well received in the market, and we sell ASICs to major GSM makers. Our principal customers in the wireless market include Ericsson, Motorola, Nokia, Philips, Qualcomm, Samsung, Siemens, Thales-Magellan, and Vitelcom.

We also serve the data networking and wireline telecommunications markets, which continue to evolve due to the rapid adoption of new technologies. For these markets, we provide ASIC, nonvolatile memory and programmable logic products that are used in the switches, routers, cable modem termination systems and digital subscriber line (“DSL”) access multiplexers, which are currently being used to build internet infrastructure. Our principal data networking and wireline telecommunications customers include Alcatel, Cisco and Siemens.

Consumer Electronics.  Our products are also used in a broad variety of consumer electronics products. We provide microcontrollers for batteries and battery chargers that minimize the power usage by being “turned on” only when necessary. Microcontrollers are also offered for fluorescent light ballasts. We provide multimode audio processors and MPEG2-based decoders with programmable transport for complex digital audio streams used in digital TVs, set top boxes and DVD players. We provide ASIC demodulators and decoders for cable modems. We also offer media access controllers for wireless local area networks (“WLANs”) and baseband controllers. In addition, we provide secure, encryption enabled, tamper resistant circuits for smart cards and embedded personal computer security applications. Our principal consumer electronics customers include Hosiden Corporation, Invensys, LG Electronics, Matsushita, Microsoft, Philips, Premier Image Technology, Samsung, Sony, and Toshiba.

Computing, Storage and Printing.  The computing and computing peripherals markets are also growing with increasing Internet use, network connectivity, and digital imaging requirements. For computing applications, we provide Flash memory, serial memory, universal serial bus (“USB”) hubs and ASICs for personal computers, servers and USB drives. We offer Trusted Platform Module (“TPM”) products that perform platform authentication and security for computing systems. Our biometric security IC verifies a user’s identity by scanning a finger. In today’s security conscious environment we believe TPM and biometry are finding applications where access to information, equipment and similar resources needs to be controlled or monitored. We provide ASICs, nonvolatile memory and microcontrollers for laser printers, inkjet printers, copy machines and scanners. Our principal customers in these markets include Dell, Hewlett-Packard, IBM, Intel, M-Systems, Seagate and Western Digital.

Security.  Security for electronic applications is a key concern for the development of computing and communications equipment. Atmel addresses increased security requirements with its secure product portfolio, which includes secure microcontrollers and memory as well as contactless and biometric sensors. For example, our Smart Card and Smart Card reader IC’s are targeted towards established European markets and rapidly emerging applications requiring security in the United States of America and throughout Asia. Smart Card technology is used for mobile communications, credit cards, drivers’ licenses, identity cards, health cards, TV set top boxes, internet commerce and related applications where data security is essential. Our principal customers in these markets include Gemalto (formerly GemPlus and Axalto), NDS, Oberthur, Sagem and SCM.

Automotive.  The automotive electronics market has grown modestly, driven by demand for more sophisticated electronic systems, yet it remains stable during times when other sectors fluctuate. For automotive applications, we provide body electronics for passenger comfort and convenience; safety related subsystems such as air-bag drivers, anti-lock brake control, tire pressure monitors; keyless entry transmitters and receivers; and in-vehicle entertainment components. With our introduction of high-voltage and high-temperature capable ICs we are broadening the automotive reach to systems and controls under the hood. Virtually all of these are application-specific mixed signal ICs. Our principal customers in these markets include Continental-Temic, Daimler-Chrysler, Delphi, Hella, Marelli, Robert Bosch, Siemens-VDO and TRW.

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

Manufacturing

During the quarter ended December 31, 2006, management reached a conclusion that the manufacturing capacity available at our existing facilities, combined with an increased emphasis on outsourcing certain products to foundry partners, offers sufficient available manufacturing capacity to meet our foreseeable forecasted demand. If market demand for our products increases during 2007, we believe that we will be able to substantially meet our production needs from our wafer fabrication facilities through at least the end of 2007; however, capacity requirements may vary depending on, among other things, our rate of growth and our ability to increase production levels.

Once we have fabricated the wafers, we test the individual circuits on them to identify those that do not function. This saves us the cost of putting mechanical packages around circuits whose failure can be determined in advance. After probe, we send all of our wafers to one of our independent assembly contractors, located in China, Indonesia, Japan, Malaysia, the Philippines, South Korea, Taiwan, or Thailand where they are cut into individual chips and assembled into packages. Many of the finished products are given a final test at the assembly contractors although some are shipped back to our test facilities in the United States where we perform electrical testing and visual inspection before shipment to customers.

The raw materials and equipment we use to produce our integrated circuits are available from several suppliers and we are not dependent upon, any single source of supply. However, some materials have been in short supply in the past and lead times on occasion lengthened, especially during semiconductor expansion cycles.

We currently manufacture approximately 95% of our products at our wafer fabrication facilities located in Colorado Springs, Colorado; Heilbronn, Germany; Rousset, France; and North Tyneside, United Kingdom. In December, 2006, we announced restructuring initiatives that included seeking to sell the North Tyneside and Heilbronn facilities to optimize our manufacturing operations. We also announced, at that time, our intention to move to a fab-lite manufacturing model with increased utilization of third-party foundry capacity.

Much of the $83 million of manufacturing equipment purchased during 2006 was related to technology advancements. It is anticipated that capital equipment purchases for 2007, estimated at $70 to $92 million, will be focused on maintaining existing equipment, providing additional testing capacity and, to a limited extent, on developing advanced process technologies.

Irving, Texas, Facility

We acquired the Irving, Texas, wafer fabrication facility in January 2000 for $60 million plus $25 million in additional costs to retrofit the facility after the purchase. Following significant investment and effort to reach commercial production levels, we decided to close the facility in 2002 and it has been idle since then. Since 2002, we recorded various impairment charges, including $4 million during the quarter ended December 31, 2005. In the quarter ended December 31, 2006, we performed an assessment of the market value for this facility based on management’s estimate, which considered a current offer from a willing third party to purchase the facility, among other factors, in determining fair market value. Based on this assessment, an additional impairment charge of $10 million was recorded.

On May 1, 2007, we announced the sale of our Irving, Texas, wafer fabrication facility for approximately $37 million in cash. The sale of the facility includes approximately 39 acres of land, the fabrication facility building, and related offices, and remaining equipment. An additional 17 acres was retained by the Company. We do not expect to record a material gain or loss on the sale, following the impairment charge recorded in the fourth quarter of 2006.

North Tyneside, United Kingdom, and Heilbronn, Germany, Facilities

In December 2006, the Company announced its decision to sell its wafer fabrication facilities in North Tyneside, United Kingdom, and Heilbronn, Germany. It is expected these actions will increase manufacturing efficiencies by better utilizing remaining wafer fabrication facilities, while reducing future capital expenditure requirements. The Company has classified assets of the North Tyneside site with a net book value of $89 million (excluding cash and inventory which will not be sold) as assets held-for-sale on the consolidated balance sheet as of December 31, 2006. Following the announcement of intention to sell the facility in the fourth quarter of 2006, the Company assessed the fair market value of the facility compared to the carrying value recorded, including use of an independent appraisal, among other factors. The fair value was determined using a market-based valuation technique and as a result, the Company recorded a net impairment charge of $72 million in the quarter ended December 31, 2006, related to the write-down of long lived assets to their fair values, less costs to dispose of the assets. The charge included an asset write-down of $170 million for equipment and buildings, offset by a related currency translation adjustment associated with the assets, of $98 million. The Company is actively marketing the facility through a top tier broker experienced in selling these types of properties.

We acquired the North Tyneside, United Kingdom, facility for $100 million in September 2000, which included an interest in 100 acres of land and the fabrication buildings of approximately 750,000 square feet. The Company will have the right to acquire title to the land in 2016 for a nominal amount. We sold 40 acres in 2002 for $14 million. We previously recorded an asset impairment charge of $318 million in the second quarter of 2002 to write-down the carrying value of equipment in the fabrication facilities in North Tyneside, United Kingdom, to its estimated fair value. The estimate of fair value was made by management based on a number of factors, including an independent appraisal.

The Heilbronn, Germany, facility did not meet the criteria for classification as “held-for-sale” as of December 31, 2006, due to uncertainties relating to the likelihood of completion of sale within the next twelve months. Assets of this facility remain classified as “held and used.” After an assessment of expected future cash flows generated by the facility, we concluded that no impairment condition exists.

Grenoble, France, Facility

In July 2006, we completed the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation. On August 1, 2006, the Company received $140 million in cash proceeds upon the close of the sale. The cash proceeds from the sale were used for general working capital purposes.

Environmental Compliance

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

Marketing and Sales

We generate our revenue by selling our products directly to original equipment manufacturers (“OEMs”) and indirectly to OEMs through distributors. We market our products worldwide to a diverse base of OEMs serving primarily commercial markets. In the United States and Canada, we sell our products to large OEM accounts primarily by using manufacturers’ representatives or through national and regional distributors. Our agreements with our representatives and distributors are generally terminable by either party on short notice, subject to local laws. Direct sales to OEMs as a percentage of net revenues for 2006 totaled 53% while sales to distributors totaled 41% of net revenues.

Sales to U.S. OEMs, as a percentage of net revenues totaled 17%, 17% and 12% for 2006, 2005 and 2004, respectively. Sales to U.S. distributors, as a percentage of net revenues, totaled 7%, 6% and 7% for 2006, 2005 and 2004, respectively. We support this sales network from our headquarters in San Jose, California and through U.S. regional offices in California, Colorado, Florida, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, North Carolina, Oregon, Texas and Washington.

We sell to customers outside of the U.S. primarily by using international sales representatives and through distributors, who are managed from our foreign sales offices. We maintain sales offices in China, Denmark, Finland, France, Germany, Hong Kong, Italy, Japan, Korea, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. Our sales outside the U.S. were 86%, 87% and 83% of net revenues in 2006, 2005 and 2004, respectively. We expect revenues from our international sales will continue to represent a significant portion of our net revenues. International sales are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements and foreign government regulations. See Notes 1 and 15 of Notes to Consolidated Financial Statements for further discussion.

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

During 2006, 2005 and 2004, we spent $289 million, $268 million and $230 million, respectively, on research and development. Research and development expenses are charged to operations as incurred. We expect these expenditures will increase in the future as we continue to invest in new products and new processing technology.

Competition

We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Cypress, Freescale, Fujitsu, Hitachi, IBM, Infineon, Intel, LSI Logic, Microchip, Philips, Renesas, Samsung, Sharp, Spansion, STMicroelectronics, Texas Instruments and

Toshiba. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced new products, we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last three years, we have experienced significant price competition in several business segments, especially in our Nonvolatile Memory segment for EPROM, Serial EEPROM, and Flash memory products, in our ASIC segment for smart cards, and in our Microcontroller segment for commodity microcontrollers. We expect continuing competitive pressures in our markets from existing competitors and new entrants, new technology and cyclical demand, which, among other factors, will likely maintain the recent trend of declining average selling prices for our products.

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

Employees

At December 31, 2006, we employed approximately 7,992 employees compared to approximately 8,080 employees at December 31, 2005. Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly highly skilled design, process and test engineers necessary for the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees, none of whom is subject to an employment agreement for a specified term or a post-employment non-competition agreement, could harm our business.

Backlog

We accept purchase orders for deliveries covering periods from one day up to approximately one year. However, purchase orders can generally be revised or cancelled by the customer without penalty. In addition, significant portions of our sales are ordered with short lead times, often referred to as “turns business.” Considering these practices and our experience, we do not believe the total of customer purchase orders outstanding (backlog) provides meaningful information that can be relied on to predict actual sales for future periods.

Geographic Areas

In 2006, 14% of our sales were made to customers in the United States, 52% to customers in Asia, 32% to customers in Europe, and 2% to customers in other regions. We determine where our sales are made by the destination of our products when they are shipped. As of December 31, 2006, we owned long-lived assets in the United States amounting to $160 million, in France, $285 million, in Germany, $31 million and in the United Kingdom, $20 million, excluding assets held for sale in the United States and the United Kingdom. See Note 15 of Notes to Consolidated Financial Statements for further discussion.

ITEM 1A.	RISK FACTORS

The following trends, uncertainties and risks may impact the “forward-looking” statements described elsewhere in this Form 10-K and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.

THE RESULTS OF OUR AUDIT COMMITTEE INVESTIGATION INTO OUR HISTORICAL STOCK OPTION PRACTICES AND RESULTING RESTATEMENTS MAY CONTINUE TO HAVE ADVERSE EFFECTS ON OUR FINANCIAL RESULTS.

The Audit Committee investigation into our historical stock option practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses. The resulting restatements have had a material adverse effect on our results of operations. We have recorded additional non-cash, stock-based compensation expense of $116 million for the periods from 1993 to 2005 (excluding the impact of related payroll and income taxes). See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatements of Consolidated Financial Statements,” to Notes to Consolidated Financial Statements of this Form 10-K for further discussion. In addition, several lawsuits have been filed against us, our current directors and officers and certain of our former directors and officers relating to our historical stock option practices and related accounting. See Item 3 Legal Proceedings, for a more detailed description of these proceedings. We may become the subject of additional private or government actions regarding these matters in the future. These actions are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.

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

WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS AS WE TRANSITION TO A FAB-LITE STRATEGY.

As part of our fab-lite strategy, we have reduced and plan to further reduce the number of our owned manufacturing facilities. In December 2005, we sold our Nantes, France fabrication facility and the related foundry activities, to XybyBus SAS. In July 2006, we sold our Grenoble, France subsidiary (including the fabrication facility in Grenoble) to e2v technologies plc. In December 2006, we announced the planned sale of our North Tyneside, United Kingdom and Heilbronn, Germany wafer fabrication facilities. On May 1, 2007, we announced the sale of our Irving, Texas, wafer fabrication facility. As a result of the sale (or planned sale) of such fabrication facilities, we will be increasingly relying on the utilization of third-party foundry manufacturing and assembly and test capacity. As part of such transition we must expand our foundry relationships by entering into new agreements with such third-party foundries. If such agreements are not completed on a timely basis, manufacturing of certain of our products could be disrupted, which would harm our business. In addition, difficulties in production yields can often occur when transitioning to a new third-party manufacturer. If such foundries fail to deliver quality products and components on a timely basis, our business could be harmed.

Implementation of our new fab-lite strategy will expose us to the following risks:

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

AS A RESULT OF INCREASED DEPENDENCE ON THIRD PARTY MANUFACTURERS, WE MAY INCUR INVENTORY EXCESSES OR SHORTAGES

As we increase our reliance on third party manufacturers and subcontractors, we acknowledge that the lead times required by such foundries have increased in recent years and is likely to increase in the future. However, market conditions and intense competition in the semiconductor industry require that we be prepared to ship products to our customers with much shorter lead times. Consequently, to have product inventory to meet potential customer purchase orders, we may have to place purchase orders for wafers from our manufacturers in advance of having firm purchase orders from our customers, which from time-to-time will cause us to have an excess or shortage of wafers for a particular product. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If we cancel a purchase order, we may have to pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. As a result of the long lead-time for manufacturing wafers and the increase in “just in time” ordering by customers, semiconductor companies from time-to-time may need to record additional expense for the write-down of excess inventory. Significant write-downs of excess inventory could have a material adverse effect on our consolidated financial condition and results of operations.

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

When we take an order denominated in a foreign currency we may receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. Conversely, when we incur a cost denominated in a foreign currency we may pay more dollars than initially anticipated if that local currency strengthens against the dollar before we pay the costs. In addition to reducing revenues or increasing our costs, this risk can negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, a negative impact on expenses can be partially offset by a positive impact on revenues. Sales denominated in European currencies, and yen as a percentage of net revenues were 18% and 1% in 2006, 16% and 1% in 2005 and 22% and 1% in 2004, respectively. Operating expenses denominated in foreign currencies as a percentage of total operating expenses, primarily the euro, were 52% in 2006, 55% in 2005 and 56% in 2004. We also face the risk that our accounts receivable denominated in foreign currencies could be devalued if such foreign currencies weaken quickly and significantly against the dollar. Conversely we face the risk that our accounts payable denominated in foreign currencies could increase in value if such foreign currencies strengthen against the dollar.

We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 26% and 23% of our accounts receivable are denominated in foreign currency as of December 31, 2006 and 2005, respectively.

We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 48% and 46% of our accounts payable were denominated in foreign currency as of December 31, 2006 and 2005, respectively. Approximately 60% of our debt obligations were denominated in foreign currency as of December 31, 2006 and 2005.

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

We continue to evaluate the existing restructuring and asset impairment reserves related to previously implemented restructuring plans. As a result, there may be additional restructuring charges or reversals of previously established reserves. However, we may incur additional restructuring and asset impairment charges in connection with any restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results. See Notes 16 and 17 to Notes to Consolidated Financial Statements for further discussion.

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

REQUIREMENTS, THERE MAY BE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OUR STOCKHOLDERS.

As a consequence of the Audit Committee investigation into our historical stock option practices and resulting restatements of our financial statements, we have not been able to file our periodic reports with the SEC on a timely basis and continue to face the possibility of delisting of our stock from the NASDAQ Global Select Market. We have now filed this Annual Report on Form 10-K for the year ended December 31, 2006, and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006. We were not able to file our Quarterly Report for the quarter ended March 31, 2007 on a timely basis. See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatements of Consolidated Financial Statements,” to Consolidated Financial Statements of this Form 10-K for further discussion. Until we have returned to full compliance with SEC reporting requirements and NASDAQ listing requirements, the possibility of a NASDAQ delisting exists. If this happens, the price of our stock and the ability of our stockholders to trade in our stock would be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to allow our employees to exercise their outstanding options, which could adversely affect our business and results of operations.

As a result of the delayed filing of our Quarterly Report on Form 10-Q for the quarters ended June 30, 2006, September 30, 2006, and March 31, 2007, as well as this Form 10-K, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until one year from the date the last delinquent filing is made. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

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

WE MAY BE SUBJECT TO ADVERSE FINDINGS FROM ADDITIONAL AUDIT COMMITTEE INVESTIGATIONS INTO IMPROPER BUSINESS PRACTICES.

In addition to the investigation into stock option granting practices, the Audit Committee of Atmel’s Board of Directors, with the assistance of independent legal counsel and forensic accountants, conducted independent investigations into (a) certain proposed investments in high yield securities that were being contemplated by our former Chief Executive Officer during the period from 1999 to 2002 and bank transfers related thereto, and (b) alleged payments from certain of our customers to employees at one of our Asian subsidiaries. The Audit Committee has completed its investigations, including its review of the impact on our consolidated financial statements for the year ended December 31, 2006, and prior periods, and concluded that there was no impact on such consolidated financial statements. However, we can give no assurances that subsequent information will not be discovered that may cause the Audit Committee to reopen such reviews. In addition, government agencies, including local authorities in Asia, may initiate their own review into these and related matters. At this time, we cannot predict the outcome of such reviews, if any. An adverse finding in any of these matters could lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the NASDAQ Global Select Market, and result in additional management time being diverted and additional legal and other costs that could have a material adverse effect on our business, financial condition and results of operations.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.

Sales to customers outside the U.S. accounted for 86%, 87% and 83% of net revenues in 2006, 2005 and 2004, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:

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

Approximately 81%, 83% and 76% of our net revenues in 2006, 2005 and 2004, respectively, were denominated in U.S. dollars. Approximately 52%, 56% and 52% of net revenues were generated in Asia in 2006, 2005 and 2004, respectively.

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

As of December 31, 2006, our total debt was $169 million compared to $388 million at December 31, 2005. The decrease is primarily a result of the redemption of the zero coupon convertible notes, due 2021. On May 23, 2006, substantially all of the convertible notes outstanding were redeemed for $144 million. The remaining balance of $1 million was called by the Company in June 2006. Our long-term debt less current portion to equity ratio was 0.06 and 0.14 at December 31, 2006 and 2005, respectively. Increases in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

Certain of our debt facilities contain terms that subject us to financial and other covenants. We were not in compliance with covenants requiring timely filing of U.S. GAAP financial statements as of December 31, 2006, and, as a result, requested waivers from our lenders to avoid default under these facilities. Waivers were received from all but one lender, and as a result of not receiving a waiver from that lender, we reclassified $23 million of non-current liabilities related to assets held for sale to current liabilities related to assets held for sale on our consolidated balance sheet as of December 31, 2006.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

Although in July 2006 we sold our Grenoble, France, subsidiary and in December 2006 we announced our plan to sell the Heilbronn and North Tyneside fabrication facilities, we intend to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. Currently, we expect our total 2007 capital expenditures to be $70 to $92 million. We may seek additional equity or debt financing to fund operations or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

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

ACCOUNTING FOR EMPLOYEE STOCK OPTIONS USING THE FAIR VALUE METHOD COULD SIGNIFICANTLY REDUCE OUR NET INCOME OR INCREASE OUR NET LOSS.

In December 2004, the FASB issued SFAS No. 123R, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes our previous accounting under APB No. 25.

We adopted SFAS No. 123R effective January 1, 2006, using the modified prospective transition method and our consolidated financial statements as of December 31, 2006 are based on this method. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123R.

We have elected to adopt FSP No. FAS 123(R)-3 to calculate our pool of windfall tax benefits.

SFAS No. 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as expense over the requisite service periods in our consolidated statements of operations. Prior to January 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123 (and further amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”). Under the intrinsic value method, stock-based compensation expense was recognized in our consolidated statements of operations for stock based awards granted to employees when the exercise price of these awards was less than the fair market value of the underlying stock at the date of grant.

Loss from continuing operations in 2006 was increased by stock-based compensation expense of $8 million calculated in accordance with SFAS No. 123R.

OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY IMPACT OUR CASH POSITION AND OPERATING CAPITAL.

We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Long-term pension benefits payable totaled $53 million at December 31, 2006 and 2005. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits to be paid for 2007 is expected to be approximately $1.1 million. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At December 31, 2006, we owned the major facilities described below:

Number of
Buildings		Location	Total Square Feet	Use

1		San Jose, California	291,000	Headquarters offices, research and development, sales and marketing, product design, final product testing
6		Colorado Springs, Colorado	603,000	Wafer fabrication, research and development, marketing, product design, final product testing
1 (a	)(b)	Irving, Texas	650,000	Wafer fabrication, research and development facility (Unoccupied)
5		Rousset, France	815,000	Wafer fabrication, research and development, marketing, product design, final product testing
4		Heilbronn, Germany	778,000	Wafer fabrication, research and development, marketing, product design, final product testing (74% of square footage is leased to other companies)
9 (b	)	North Tyneside, United Kingdom	753,000	Wafer fabrication, research and development
2		Calamba City, Philippines	338,000	Final product testing

(a)	On May 1, 2007, we announced the sale of our Irving, Texas, wafer fabrication facility for approximately $37 million in cash. The sale of the facility includes approximately 39 acres of land, the fabrication facility building, and related offices, and remaining equipment. An additional 17 acres was retained by the Company. We do not expect to record a material gain or loss on the sale, following the impairment charge recorded in the fourth quarter of 2006.

(b)	We reclassified the assets of the North Tyneside, United Kingdom, and the Irving, Texas, facilities as assets held for sale in the consolidated balance sheet as of December 31, 2006. See Notes 16 and 22 in Notes to Consolidated Financial Statements for further discussion.

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

Prior to the Special Meeting, Atmel also received a notice from Mr. Perlegos indicating his intent to nominate eight persons for election to the Company’s Board of Directors at its Annual Meeting of Stockholders to be held on July 25, 2007. On June 5, 2007, Atmel received notice that Mr. Perlegos will not solicit proxies from Atmel’s shareholders as to any issue, including the makeup of Atmel’s Board of Directors, in connection with Atmel’s annual meeting to be held in July 2007.

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

In January 2007, we received a subpoena from the Department of Justice (“DOJ”) requesting information relating to Atmel’s past stock option grants and related accounting matters. In August 2006, the Company received a letter from the SEC making an informal inquiry and request for information on the same subject matters. In August 2006, Atmel received Information Document Requests from the Internal Revenue Service (“IRS”) regarding Atmel’s investigation into misuse of corporate travel funds and investigation into backdating of stock options. We are cooperating fully with DOJ, SEC and IRS inquiries and intend to continue to do so. These inquiries likely will require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against Atmel and the payment of significant fines and penalties by Atmel, which may adversely affect its results of operations and cash flows. We cannot predict how long it will take or how much more time and resources we will have to expend to resolve these government inquiries, nor can we predict the outcome of these inquiries.

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

From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. Atmel and the individual defendants have each moved to dismiss the consolidated amended complaint on various grounds. The state derivative cases have been consolidated. In April 2006, a consolidated derivative complaint was filed in the state court action and Atmel moved to stay it. Atmel believes that the filing of the derivative actions was unwarranted and intends to vigorously contest them.

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

Net settlement costs of $6 million resulting from the Agere and Insurance Litigation proceedings were included within selling, general, and administrative expense for the year ended December 31, 2006.

From time to time, the Company may be notified of claims that the Company may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.

Indemnification Obligations.  On August 7, 2006, George and Gust Perlegos and two other Atmel senior executives were terminated for cause by a special independent committee of Atmel’s Board of Directors following an eight-month investigation into the misuse of corporate travel funds. Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with the investigation of the Company’s historical stock option practices and related government inquiries and litigation. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The Company is currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of its current and former directors, officers and employees. The Company believes the fair value of any required future payments under this liability is adequately provided for within the reserves it has established for currently pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers of the Registrant

The executive officers of Atmel, who are elected by and serve at the discretion of the Board of Directors, and their ages, are as follows (ages are as of February 28, 2007):

Name	Age	Position

Steven Laub	48	President and Chief Executive Officer and Director
Tsung-Ching Wu	56	Executive Vice President, Office of the President and Director
Robert Avery	58	Vice President Finance and Chief Financial Officer
Robert McConnell	62	Vice President and General Manager, RF and Automotive Segment
Bernard Pruniaux	65	Vice President and General Manager, ASIC Segment
Steve Schumann	47	Vice President and General Manager, Non-Volatile Memory Segment
Graham Turner	47	Vice President and General Manager, Microcontroller Segment

Steven Laub, Atmel’s President and Chief Executive Officer, has served as a director of Atmel since February 2006. Mr. Laub was from 2005 to August 2006 a technology partner at Golden Gate Capital Corporation, a private equity buyout firm, and the Executive Chairman of Teridian Semiconductor Corporation, a fabless semiconductor company. From November 2004 to January 2005, Mr. Laub was President and Chief Executive Officer of Silicon Image, Inc., a provider of semiconductor solutions. Prior to that time, Mr. Laub spent 13 years in executive positions (including President, Chief Operating Officer and member of the Board of Directors) at Lattice Semiconductor

Corporation, a supplier of programmable logic devices and related software. Prior to joining Lattice Semiconductor, Mr. Laub was a vice president and partner at Bain and Company, a global strategic consulting firm. Mr. Laub holds a degree in economics from the University of California, Los Angeles, (BA) and a degree from Harvard Law School (JD).

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

Robert Avery has served as Atmel’s Vice President Finance and Chief Financial Officer since July 2005. Prior to such time, Mr. Avery served in various management positions in Atmel’s finance department since joining Atmel in 1989 as Finance Manager in Atmel’s Colorado Springs Operations (including Vice President and Corporate Director of Finance, June 2003 — July 2005; Corporate Director of Finance, 1998 — 2003; and Finance Manager, 1989 — 1998). Prior to joining Atmel, Mr. Avery spent six years with Honeywell Inc. in various financial positions and six years providing audit services with Peat, Marwick, Mitchell & Co. Mr. Avery holds a B.S. degree in Accounting from Michigan State University.

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

Bernard Pruniaux has served as Atmel’s Vice President and General Manager, ASIC Segment since November 2001 and as Chief Executive Officer of Atmel Rousset from May 1995 to November 2001. Mr. Pruniaux holds a master’s degree in electrical engineering from Ecole Superieure d’Ingenieurs in Toulouse, France, and a PhD from the LETI in Grenoble, France.

Steve Schumann has served as Atmel’s Vice President and General Manager, Non-Volatile Memory Segment since January 2002, as Vice President of Non-Volatile Memory Products from February 1996 to January 2002, and prior to February 1996 he held various other positions (including Managing Director of EEPROM and Flash Products) since joining Atmel in 1985. Mr. Schumann holds a B.S. in electrical engineering and computer science from the University of California, Berkeley.

Graham Turner has served as Atmel’s Vice President and General Manager, Microcontroller Segment since October 2001, as Vice President of European Operations from 1993 to October 2001, and has held various other positions since joining Atmel in 1989.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Atmel’s Common Stock is traded on the NASDAQ Stock Market’s Global Select Market (previously the Nasdaq National Market) under the symbol “ATML.” The last reported price for our stock on June 4, 2007, was

$5.68. The following table presents the high and low sales prices per share for our Common Stock as quoted on the NASDAQ Global Select Market for the periods indicated.

	High	Low

Year ended December 31, 2005:
First Quarter	$4.03	$2.85
Second Quarter	$3.09	$2.05
Third Quarter	$2.85	$1.97
Fourth Quarter	$3.59	$1.99
Year ended December 31, 2006:
First Quarter	$5.10	$3.06
Second Quarter	$5.71	$4.22
Third Quarter	$6.43	$3.71
Fourth Quarter	$6.38	$4.79

As of June 4, 2007, there were approximately 1,960 stockholders of record of Atmel’s Common Stock. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

No cash dividends have been paid on the Common Stock, and we currently have no plans to pay cash dividends in the future.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables include selected summary financial data for each of our last five fiscal years and includes adjustments to reflect the classification of the results of our Grenoble, France, subsidiary as Discontinued Operations. See Note 18 to Notes to Consolidated Financial Statements. As discussed in Note 2, “Restatements of Consolidated Financial Statements,” to Consolidated Financial Statements, our selected financial data as of and for our fiscal years ended December 31, 2005, 2004, 2003 and 2002, have been restated to correct our past accounting for stock options and other accounting adjustments. This data should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
		As previously	As previously	As previously	As previously
		reported	reported	reported	reported
(In thousands, except per share data)

Net revenues	$1,670,887	$1,561,107	$1,552,440	$1,237,095	$1,102,454

Income (loss) from continuing operations before income taxes	$(73,702)	$(63,358)	$13,804	$(116,263)	$(566,024)

Loss from continuing operations	$(98,651)	$(49,174)	$(13,207)	$(125,521)	$(653,065)
Income from discontinued operations, net of taxes	12,969	16,276	10,773	7,525	11,269
Gain on sale of discontinued operations, net of taxes	100,332	—	—	—	—

Net income (loss)	$14,650	$(32,898)	$(2,434)	$(117,996)	$(641,796)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.20)	$(0.10)	$(0.03)	$(0.27)	$(1.40)
Income from discontinued operations, net of taxes	0.02	0.03	0.02	0.02	0.03
Gain on sale of discontinued operations, net of taxes	0.21	—	—	—	—

Net income (loss) per common share — basic and diluted	$0.03	$(0.07)	$(0.01)	$(0.25)	$(1.37)

Weighted-average shares used in computing basic and diluted net income (loss) per share	487,413	481,534	476,063	469,869	466,949

	Year Ended December 31,
	2006	2005	2004	2003	2002
		Adjustments(1)	Adjustments(1)	Adjustments(1)	Adjustments(1)
(In thousands, except per share data)

Net revenues(1)	$—	$—	$—	$(800)	$(1,900)

Income (loss) from continuing operations before income taxes(1)	$—	$668	$5,038	$(10,532)	$(13,257)

Income (loss) from continuing operations(1)	$—	$(453)	$7,705	$(2,487)	$(36,486)
Income from discontinued operations, net of taxes(1)	—	—	1,101	(100)	(900)
Gain on sale of discontinued operations, net of taxes	—	—	—	—	—

Net income (loss)(1)	$—	$(453)	$8,806	$(2,587)	$(37,386)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$—	$(0.00)	$0.02	$(0.00)	$(0.08)
Income from discontinued operations, net of taxes	—	—	0.00	(0.00)	(0.00)
Gain on sale of discontinued operations, net of taxes	—	—	—	—	—

Net income (loss) per common share — basic and diluted	$—	$(0.00)	$0.02	$(0.00)	$(0.08)

Weighted-average shares used in computing basic and diluted net income (loss) per share	487,413	481,534	476,063	469,869	466,949

	Year Ended December 31,
	2006	2005	2004	2003	2002
		As restated	As restated	As restated	As restated
(In thousands, except per share data)

Net revenues	$1,670,887	$1,561,107	$1,552,440	$1,236,295	$1,100,554

Income (loss) from continuing operations before income taxes(2)(6)	$(73,702)	$(62,690)	$18,842	$(126,795)	$(579,281)

Loss from continuing operations	$(98,651)	$(49,627)	$(5,502)	$(128,008)	$(689,551)
Income from discontinued operations, net of taxes(2)	12,969	16,276	11,874	7,425	10,369
Gain on sale of discontinued operations, net of taxes(3)	100,332	—	—	—	—

Net income (loss)	$14,650	$(33,351)	$6,372	$(120,583)	$(679,182)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.20)	$(0.10)	$(0.01)	$(0.27)	$(1.48)
Income from discontinued operations, net of taxes	0.02	0.03	0.02	0.01	0.03
Gain on sale of discontinued operations, net of taxes	0.21	—	—	—	—

Net income (loss) per common share — basic and diluted	$0.03	$(0.07)	$0.01	$(0.26)	$(1.45)

Weighted-average shares used in computing basic and diluted net income (loss) per share	487,413	481,534	476,063	469,869	466,949

	As of December 31,
	2006	2005	2004	2003	2002
		As previously	As previously	As previously	As previously
		reported	reported	reported	reported

Cash and cash equivalents	$410,480	$300,323	$346,350	$385,887	$346,371
Cash and cash equivalents plus short-term investments	466,744	348,255	405,208	431,054	445,802
Fixed assets, net	514,349	874,618	1,185,727	1,101,400	1,031,666
Total assets	1,818,539	1,927,345	2,329,006	2,154,690	2,302,559
Long-term debt less current portion	60,020	133,479	323,950	357,796	447,774
Stockholders’ equity	953,894	940,291	1,111,596	1,018,117	969,143

	As of December 31,
	2006	2005	2004	2003	2002
		Adjustments	Adjustments	Adjustments	Adjustments

Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents plus short -term investments	—	—	—	—	—
Fixed assets, net	—	—	—	—	—
Total assets	—	6,591	2,230	4,127	(200)
Long-term debt less current portion	—	—	—	—	—
Stockholders’ equity	—	(2,920)	(4,028)	(14,353)	(24,512)

	As of December 31,
	2006	2005	2004	2003	2002
		As restated	As restated	As restated	As restated

Cash and cash equivalents	$410,480	$300,323	$346,350	$385,887	$346,371
Cash and cash equivalents plus short-term investments	466,744	348,255	405,208	431,054	445,802
Fixed assets, net(4)	514,349	874,618	1,185,727	1,101,400	1,031,666
Total assets	1,818,539	1,933,936	2,331,236	2,158,817	2,302,359
Long-term debt less current portion(5)	60,020	133,479	323,950	357,796	447,774
Stockholders’ equity(1)	953,894	937,371	1,107,568	1,003,764	944,631

(1)	We recorded stock-based compensation expense (benefit) of $(2) million, $(9) million, $10 million and $31 million in 2005, 2004, 2003 and 2002, respectively, as a result of improper measurement dates, repricing errors, modifications and related payroll and tax impact. As part of the restatement, for the years ended December 31, 2005, 2004, 2003 and 2002, we recorded additional non-cash adjustments that were previously identified and considered not to be material to our consolidated financial statements, relating primarily to the timing of revenue recognition and related reserves, recognition of grant benefits, accruals for litigation and other expenses, reversal of income tax expense related to unrealized foreign exchange translation gain and asset impairment charges. These adjustments reduced (increased) net loss by $(2) million, $8 million and $(7) million in 2005, 2003 and 2002.

(2)	We recorded impairment charges of $83 million, $13 million, $27 million and $341 million in 2006, 2005, 2003 and 2002, respectively, and restructuring and other charges of $39 million, $18 million and $42 million in 2006, 2005 and 2002, respectively, related to employee termination costs, as well as industry changes and the related realignment of our businesses in response to those changes.

(3)	On July 31, 2006, we sold our Grenoble, France, subsidiary to e2v technologies plc, a British corporation, for approximately $140 million. We recorded a gain on the sale of approximately $100 million, net of assets transferred, working capital adjustments and accrued income taxes.

(4)	Includes adjustments of $16 million, $19 million, $20 million and $17 million in 2005, 2004, 2003 and 2002, respectively, to reflect the divestiture of our Grenoble, France, subsidiary as Discontinued Operations. Fixed assets, net was also reduced for the respective periods by the impairments discussed in (2) above. We reclassified $123 million in fixed assets to assets held for sale as of December 31, 2006, relating to our North Tyneside, United Kingdom, and Irving, Texas, facilities.

(5)	On May 23, 2006, substantially all of the convertible notes outstanding were redeemed for approximately $144 million. The remaining balance of approximately $1 million was called by the Company in June 2006. Debt obligations of $23 million have been reclassified and included within liabilities related to assets held for sale at December 31, 2006.

(6)	On January 1, 2006, we adopted SFAS No. 123R “Share-Based Payment.” It requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. As a result, we recorded pre-tax, stock-based compensation expense of $9 million for the year ended December 31, 2006 under SFAS No. 123R.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statement Schedules” and “Supplementary Financial Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for 2007 (including intended cost reduction efforts and the impact associated with the adoption of new accounting standards) and our expectations regarding the effects of exchange rates. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, and under the caption “ITEM 1A RISK FACTORS,” and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-K.

Restatements of Consolidated Financial Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2006, includes restatements of the following previously filed financial statements and data (and related disclosures): (1) our consolidated financial statements as of December 31, 2005 and for our fiscal years ended December 31, 2005 and 2004; (2) our selected financial data as of and for our fiscal years ended December 31, 2005, 2004, 2003 and 2002, (3) our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended December 31, 2005 and 2004, and (4) our unaudited quarterly financial information for the first quarter in our fiscal year ended December 31, 2006, and for all quarters in our fiscal year ended December 31, 2005. All restatements are a result of an independent stock option investigation conducted by the Audit Committee of the Board of Directors. See Note 2, “Restatements of Consolidated Financial Statements,” to Consolidated Financial Statements for a detailed discussion of the effect of the restatements.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to August 10, 2006, and all earnings press releases and similar communications issued by us prior to August 10, 2006, should not be relied upon and are superseded in their entirety by this Report and Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by us with the Securities and Exchange Commission on or after August 10, 2006.

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

In accordance with Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations, with respect to periods through December 31, 2005, the Company should have recorded stock-based compensation expense to the extent that the fair market value of the Company’s common stock on the stock option grant measurement date exceeded the exercise price of each stock option granted. For periods commencing January 1, 2006 (the beginning of fiscal year 2006), the Company has recorded stock-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123R”). Beginning in 2006, the incremental stock-based compensation expense resulting from errors identified in the investigation and subsequent management review is included in stock-based compensation expense accounted for under the provisions of SFAS No. 123R. Under the provisions of SFAS No. 123R, incremental stock-

based compensation expense resulting from errors identified related to previous stock option practices did not have a material impact to the consolidated statement of operations for the year ended December 31, 2006.

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

Costs of Restatement and Legal Activities

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Independent Investigation Team’s investigation, our internal review and recertification procedures, the preparation of the December 31, 2006 consolidated financial statements and the restated consolidated financial statements, the SEC investigation and the derivative litigation.

These expenses were approximately $9 million for the year ended December 31, 2006, and we expect to incur an additional $5 to $7 million during the first six months of 2007. We expect to continue to incur significant expense in connection with the derivative litigation, the ongoing SEC investigation of our historical stock option practices, and our indemnity obligations related thereto, and other stock option investigation-related matters. There can be no assurance that our directors’ and officers’ liability insurance will be sufficient to cover these costs.

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

Prior to fiscal year 2002, we determined that it was more likely than not that it would realize the benefits of the future deductible amounts related to stock-based compensation expense. As a result, we recorded a cumulative tax benefit of $38 million through March 31, 2002. In fiscal year 2002, we recorded a valuation allowance of $26 million, related to tax benefits recognized in prior periods on the incremental stock-based compensation expense, as management believed at that time, based on the weight of available evidence, it was more likely than not that the deferred tax assets would not be realized. As a result of the valuation allowance, we recorded no income tax benefit in periods subsequent to 2002 relating to the incremental stock-based compensation expense. The cumulative income tax benefit recorded by us, related to stock-based compensation expense for periods prior to 2006 was $12 million.

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

The financial statement impact of the restatement of stock-based compensation expense and related payroll and income taxes, as well as other accounting adjustments, by year, is as follows (in thousands):

			Adjustment to	Adjustment to
			Income Tax Expense	Stock-Based
	Adjustment to		(Benefit) Relating	Compensation
	Stock-Based	Adjustment to	to Stock-Based	Expense, Net of	Other Adjustments,
Fiscal	Compensation	Payroll Tax	Compensation and	Payroll and Income	Net of Income	Total Restatement
Year	Expense	Expense (Benefit)	Payroll Tax Expense	Taxes	Taxes	Expense (Benefit)

1993	$268	$1	$(110)	$159
1994	556	151	(293)	414
1995	1,944	688	(799)	1,833
1996	3,056	1,735	(1,449)	3,342
1997	5,520	1,968	(2,516)	4,972
1998	18,695	671	(6,147)	13,219
1999	18,834	1,832	(6,955)	13,711
2000	27,379	7,209	(11,576)	23,012
2001	19,053	1,655	(5,988)	14,720
2002	5,555	1,603	23,477	30,635
2003	12,416	(1,980)	—	10,436

Cumulative through December 31, 2003	113,276	15,533	(12,356)	116,453	$(13,638)	$102,815

2004	1,405	(10,395)	—	(8,990)	184	(8,806)
2005	1,561	(3,190)	—	(1,629)	2,082	453

Total	$116,242	$1,948	$(12,356)	$105,834	$(11,372)	$94,462

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

Late SEC Filings and NASDAQ Delisting Proceedings

Due to the Audit Committee investigation and the resulting restatements, we did not file on time this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006 and the quarter ended March 31, 2007. As a result, we received four NASDAQ Staff Determination letters, dated May 14, 2007, March 8, 2007, November 14, 2006, and August 14, 2006, respectively, stating that we were not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that our stock was subject to delisting from the NASDAQ Global Select Market. In response to the first notice of non-compliance, we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). Following the hearing, the Panel granted our request for continued listing subject to the requirements that Atmel provide the Panel with certain information relating to the Audit Committee’s investigation, which was subsequently submitted to the Panel, and that we file the Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006 and any necessary restatements by February 9, 2007. On January 22, 2007, the NASDAQ Listing and Hearing Review Council (the “Listing Council”) determined to call our matter for review. The Listing Council also determined to stay the Panel decision that required the Company to file the Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006, by February 9, 2007. In connection with the call for review, the Listing Council requested that the Company provide an update on its efforts to file the delayed reports, which it did on March 2, 2007. On May 10, 2007, we received the decision of the Listing Council in response to our request for continued listing on the NASDAQ Global Select Market. Specifically, the Listing Council granted our request for an extension within which to satisfy NASDAQ’s filing requirement, through June 8, 2007. On June 4, 2007, the Board of Directors of The NASDAQ Stock Market (the “Nasdaq Board”) informed the Company that it had called the Listing Council’s decision for review and had determined to stay any decision to suspend the Company’s securities from trading, pending consideration by the Nasdaq Board in July 2007.

With the filing of this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006, and the expected future filing of our March 31, 2007 Form 10-Q, we anticipate that we will return to full compliance with SEC reporting requirements and NASDAQ listing requirements pending formal notification from NASDAQ. However, SEC comments on these Reports (or other reports that we previously filed) or other factors could render us unable to maintain an effective listing of our common stock on the NASDAQ Global Select Market or any other national securities exchange.

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

Other Investigations

In addition to the investigation into stock option granting practices, the Audit Committee of Atmel’s Board of Directors, with the assistance of independent legal counsel and forensic accountants, conducted independent investigations into (a) certain proposed investments in high yield securities that were being contemplated by our former Chief Executive Officer during the period from 1999 to 2002 and bank transfers related thereto, and (b) alleged payments from certain of our customers to employees at one of our Asian subsidiaries. The Audit Committee has completed its investigations, including its review of the impact on our consolidated financial statements for the year ended December 31, 2006 and prior periods, and concluded that there was no impact on such consolidated financial statements. However, we can give no assurances that subsequent information will not be discovered that may cause the Audit Committee to reopen such reviews. In addition, government agencies, including local authorities in Asia, may initiate their own review into these and related matters. At this time, we cannot predict the outcome of such reviews, if any. An adverse finding in any of these matters could lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the NASDAQ Global Select Market, and result in additional management time being diverted and additional legal and other costs that could have a material adverse effect on our business, financial condition and results of operations.

Overview of Fiscal 2006 Company Initiatives and Significant Transactions

The following discussion excludes results from our Grenoble, France, subsidiary, as its results are reported as Discontinued Operations, net of tax, for all periods presented in this Annual Report on Form 10-K.

Impairment and Restructuring Actions

We initiated restructuring plans to reduce costs, enhance profitability and accelerate the Company’s growth. On December 12, 2006, we announced significant restructuring actions, including:

•	Redeployment of resources to accelerate the design and development of leading-edge products that target expanding markets, including ending development on lesser, unprofitable, non-core products. As a result of ending development efforts on certain non-core products, we will close several small research offices in 2007.

•	Our intention to sell our wafer fabrication facilities in North Tyneside, United Kingdom and Heilbronn, Germany, in order to increase utilization of remaining wafer fabrication facilities and reducing future capital expenditure requirements.

•	The adoption of a fab-lite strategy, expanding our wafer foundry relationships and better utilizing our remaining wafer fabs.

•	A reduction in our non-manufacturing workforce of approximately 300 employees, through a combination of voluntary resignations, attrition and other actions.

As a result of these cost reduction initiatives, we recorded one-time impairment, restructuring, and other charges of approximately $121 million in the fourth quarter of 2006 for fixed asset write-downs, severance and other expenses associated with the restructuring. A significant portion of these non-recurring charges relates to the non-cash impairment charges of approximately $72 million for the North Tyneside manufacturing facility and approximately $10 million for the Irving fabrication facility. These restructuring actions are expected to result in cost savings in the range of approximately $70 million to $80 million in 2007, reaching an annual rate of approximately $80 million to $95 million by 2008. Included in the anticipated cost savings is approximately $55 million per year resulting from depreciation related to the expected sale of the wafer fabrication facilities. Upon completion of the sales of the North Tyneside and Heilbronn wafer fabrication facilities, we anticipate headcount to be reduced by approximately 1,000 additional employees.

Sale of Grenoble Business

On July 31, 2006, we concluded the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation, for approximately $140 million. The sale included rights to certain products, including image sensors, aerospace and defence products and data transmission products. We retained rights to our patented finger print scanning technology. Terms of the sale included certain transitional agreements related to information systems, invoicing and collections from customers (including temporary cash advances), and completion of certain design projects. We recorded a gain on the sale of approximately $100 million, net of assets transferred, working capital adjustments and accrued income taxes.

Repayment of Convertible Debt

In May 2001, the Company completed the sale of zero coupon convertible notes, due 2021, for approximately $200 million. The notes were convertible at any time, at the option of the holder, into the Company’s common stock at the rate of 22.983 shares per $1,000 principal amount. The effective interest rate of the notes was 4.75% per annum. In December 2005, the Company repurchased a portion of these notes for an aggregate purchase price of approximately $81 million (including commissions) in privately negotiated transactions. On May 23, 2006, substantially all of the convertible notes outstanding were redeemed for approximately $144 million. The remaining balance of approximately $1 million was called by the Company in June 2006.

2006 Operating Results

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

We design, develop, manufacture and sell our products. We develop process technologies to ensure our products provide the maximum possible performance. During 2006, we manufactured approximately 95% of our products in our own wafer fabrication facilities.

Our operating segments comprise:  (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive).

During 2006, the semiconductor market experienced seasonal growth during the second and third quarter, followed by a period where many customers reduced orders to reduce inventory, leading to lower sequential revenue in the fourth quarter. Net revenues increased to approximately $1,671 million in 2006 from approximately $1,561 million in 2005, an increase of approximately $110 million or approximately 7%, primarily as a result of growth in our Microcontroller and RF and Automotive segments, partially offset by declines in our ASIC and Nonvolatile Memory segments. The increase in revenues in our Microcontroller segment was primarily driven by growth of our AVR microcontroller products. The increase in revenues in the RF and Automotive segment is primarily related to growth in communication chipsets for CDMA phones and strong demand for other communication products such as GPS, and other RFID products. The decline in our Nonvolatile Memory segment revenues was due to price declines driven by competitive pricing pressures, partially offset by an increase in unit shipments of Data Flash products in 2006 compared to 2005. In July 2006, we completed the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation. For 2006, 2005 and 2004, we reclassified revenue from the Grenoble subsidiary to Results from Discontinued Operations for approximately $80 million, $115 million and $97 million, respectively, which were previously reported in our ASIC operating segment. In 2006, 2005 and 2004, income from Discontinued Operations, net of income taxes was approximately $13 million, $16 million and $12 million, respectively.

During 2006, our gross margin improved to approximately 34% compared to approximately 25% for 2005, primarily due to a more favorable mix of higher margin products sold, along with improvements to manufacturing yields. The impact of changes to exchange rates was not significant on an annual basis compared to the prior year. However, within the year, the impact from costs denominated in foreign currency increased significantly in the fourth quarter of 2006, negatively impacting gross margins and profitability.

We incurred a loss from continuing operations before income taxes of approximately $74 million in 2006, compared to a loss from continuing operations before income taxes of approximately $63 million in 2005. The change from the prior year resulted primarily from higher operating expenses and higher impairment charges, partially offset by improved gross margins in 2006 when compared to 2005. Total impairment and restructuring and other charges and loss on sale were approximately $121 million in 2006 compared to approximately $30 million in 2005.

In fiscal years 2006, 2005 and 2004, we generated positive cash flows from operating activities. Over the past three years, we used this cash flow to significantly reduce our outstanding debt and acquire manufacturing equipment. We made significant investments in equipment to develop advanced manufacturing processes to maintain our technological competitive position. In 2006 and 2005, we paid approximately $83 and $169 million, respectively, for new capital equipment. At December 31, 2006, our cash and cash equivalents, and short-term investment balances were approximately $467 million, up from approximately $348 million at December 31, 2005, while total indebtedness decreased to approximately $169 million from approximately $388 million at December 31, 2005.

RESULTS OF CONTINUING OPERATIONS

	2006		2005		2004
			As restated		As restated
	(Amounts in millions and as a percent of net revenues)

Net revenues	$1,670.9	100.0%	$1,561.1	100.0%	$1,552.4	100.0%
Gross profit	562.1	33.6%	395.8	25.4%	438.9	28.3%
Research and development expenses	289.1	17.3%	268.2	17.2%	229.7	14.8%
Selling, general and administrative expenses	213.6	12.8%	184.9	11.8%	169.1	10.9%
Asset impairment charges	82.6	4.9%	12.7	0.8%	—	—
Restructuring and other charges and loss on sale	38.8	2.3%	17.7	1.1%	—	—

Income (loss) from operations	$(62.0)	(3.7)%	$(87.7)	(5.6)%	$40.1	2.6%

Net Revenues

Net revenues increased to $1,671 million in 2006 from $1,561 million in 2005, an increase of $110 million or 7%, as a result of growth in our Microcontroller and RF and Automotive segments, partially offset by declines in our Nonvolatile Memory and ASIC segments.

Net Revenues by Operating Segment

Our net revenues by segment are summarized as follows (in thousands, except percentages):

		% of Net	Change	% Change
Segment	2006	Revenues	from 2005	from 2005

ASIC	$490,234	29%	$(5,322)	(1)%
Microcontroller	419,858	26%	104,384	33%
Nonvolatile Memory	375,319	22%	(17,717)	(5)%
RF and Automotive	385,476	23%	28,435	8%

Net revenues	$1,670,887	100%	$109,780	7%

	2005	% of Net	Change	% Change
Segment	As Restated	Revenues	from 2004	from 2004

ASIC	$495,556	32%	$3,635	1%
Microcontroller	315,474	20%	(21,614)	(6)%
Nonvolatile Memory	393,036	25%	(52,468)	(12)%
RF and Automotive	357,041	23%	79,114	28%

Net revenues	$1,561,107	100%	$8,667	1%

	2004	% of Net
Segment	As Restated	Revenues

ASIC	$491,921	32%
Microcontroller	337,088	22%
Nonvolatile Memory	445,504	28%
RF and Automotive	277,927	18%

Net revenues	$1,552,440	100%

Revenue amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Revenues from the Grenoble subsidiary are excluded from consolidated net revenues, and are reclassified to Results from Discontinued Operations. See Note 18 to Notes to Consolidated Financial Statements for further discussion.

ASIC

In 2006, ASIC segment revenues decreased by 1% to $490 million from $496 million in 2005, following a 1% or $4 million increase to $496 million in 2005 compared to 2004.

During fiscal 2006 and 2005, our ASIC segment increased unit shipments due to increased demand for Smart Card, ARM, and custom cell based integrated circuits related to demand for consumer, communications, and security-based products sold by end customers. The benefit from higher unit shipments was partially offset by lower average selling prices. Smart card products experienced 4% lower revenue in 2006 compared to 2005 due to competitive pricing pressures. This was partially offset by 65% revenue growth in the segment’s ARM microcontroller products. Smart card products experienced growing unit demand from applications which require small memory with high security, such as GSM cell phone applications, bank cards, national identity cards and conditional access for set-top boxes. ARM microcontroller products benefited from new design wins in consumer electronics.

In July 2006, we completed the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation. For 2006, 2005 and 2004, net revenues reclassified to Results from Discontinued Operations were $80 million, $115 million and $97 million, respectively. These results were previously reported in our ASIC operating segment.

Microcontroller

Microcontroller segment revenues increased by 33% or $104 million to $420 million in 2006, compared to 2005, and decreased 6% or $22 million to $315 million in 2005, when compared to 2004. The significant growth in 2006 resulted primarily from new customer designs utilizing our proprietary AVR microcontroller products. AVR microcontroller revenue grew 70% in 2006, while other non-proprietary microcontroller families increased revenue by 16%, compared to 2005. Increased test capacity allowed us to increase shipment rates in the first and second quarters of 2006 to satisfy backlog delinquencies from 2005 for AVR microcontrollers. In addition, market share gains in the 8-bit microcontroller market contributed to gains in 2006. Demand for microcontrollers is largely driven by increased use of embedded control systems in consumer, industrial and automotive products.

The decrease in segment revenues in 2005 when compared to 2004, related primarily to $42 million in sales of end-of-life military, aerospace and other application specific standard products made in 2004 that were not repeated in 2005, partially offset by a $21 million increase in our proprietary AVR microcontroller products.

Nonvolatile Memory

Nonvolatile Memory segment revenues decreased 5% or $18 million to $375 million in 2006, compared to $393 million in 2005, and decreased 12% or $53 million to $393 million in 2005, compared to approximately $446 million in 2004. The decrease in 2006 is primarily due to reduced unit selling prices. Markets for our nonvolatile memory products are more competitive than other markets we sell in, and as a result, our memory products are subject to greater declines in average selling prices than products in our other segments. Competitive pressures and rapid obsolescence of products are among several factors causing continued pricing declines in 2006. During 2006, serial EPROM-based product revenues grew by 5% compared to 2005 on higher volume shipments, partially offset by lower selling prices. This product family benefits from significant market share resulting from competitive pricing and a broad range of offerings. For 2006, revenues for flash-based products declined by 17% compared to 2005, as higher unit shipments were more than offset by lower selling prices, mostly attributable to highly competitive customer markets. Conditions in this segment are expected to remain challenging for the foreseeable future. In an attempt to mitigate the pricing fluctuations in this market, we have shifted our focus away from parallel Flash products, which tend to experience greater than average sales price fluctuations, to other serial interface nonvolatile memory products. Revenues declined in 2005 when compared to the same period in 2004 due to reduced unit selling prices, as competitive pressures and rapid obsolescence were among several factors that caused continued price declines in 2005. During 2004, Nonvolatile Memory revenues were attributed to higher volumes coupled with the higher average pricing experienced during the first half of the year. However, during the second half of 2004, average selling prices declined due to competitive price reductions.

RF and Automotive

RF and Automotive segment revenues increased by 8% or $28 million to $385 million in 2006, compared to $357 million in 2005, and grew 28% or $79 million to $357 million in 2005, compared to $278 million in 2004. During 2006, revenues increased primarily due to a 22% revenue growth in automotive and wireless products, partially offset by a 6% decrease in revenues for BiCMOS foundry products. We expect further declines in sales of BiCMOS foundry products in 2007 as a major customer shifts its products to alternative technologies.

During 2005, revenues increased from 2004, primarily due to an $82 million increase in sales of BiCMOS foundry products used in mobile telephone handsets. We also experienced strong demand for other wireless products such as GPS and other RFID products. We have a significant presence in the European automotive sector, which has given us a steady customer base that uses our products as function controllers for automotive convenience and safety systems. Our wireless communication products are used in broadcast radio applications, infrared receivers and a variety of industrial, scientific and medical applications. However, RF and Automotive operating margins have declined due to pricing pressures on our CDMA handset products.

Net Revenues by Geographic Area

Our net revenues by geographic areas are summarized as follows (revenues are attributed to countries based on delivery locations: (see Note 15 of Notes to Consolidated Financial Statements for further discussion).

		Change	% Change		Change	% Change
Region	2006	from 2005	from 2005	2005	from 2004	from 2004	2004
	(In thousands)

United States	$241,379	$30,980	15%	$210,399	$(48,800)	(19)%	$259,199
Europe	541,254	85,704	19%	455,550	(13,967)	(3)%	469,517
Asia	874,226	(2,638)	(1)%	876,864	75,956	9%	800,908
Other*	14,028	(4,266)	(23)%	18,294	(4,522)	(20)%	22,816

Total net revenues	$1,670,887	$109,780	7%	$1,561,107	$8,667	1%	$1,552,440

*	Primarily includes the Philippines, South Africa, and Central and South America

Revenue amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Revenues from the Grenoble subsidiary are excluded from consolidated net revenues, and are reclassified to Results from Discontinued Operations. See Note 18 to Notes to Consolidated Financial Statements for further discussion.

Sales outside the United States accounted for approximately 86% of our net revenues in 2006, approximately 87% of our net revenues in 2005 and approximately 83% of our net revenues in 2004.

Our sales in the United States increased by approximately $31 million, or approximately 15% for 2006, compared to 2005, due to higher volume shipments, partially offset by lower average selling prices. Our sales in the United States decreased by approximately $49 million, or approximately 19% for 2005, compared to 2004, due to lower average selling prices, partially offset by higher volume shipments.

Our sales in Europe increased by approximately $86 million to approximately $541 million in 2006, compared to approximately $456 million in 2005. This increase was primarily due to higher AVR and ARM microcontroller shipments, partially offset by lower Smart Card shipments. Our sales in Europe were flat from 2004 to 2005.

Our sales in Asia were flat for 2006, compared to 2005, and increased approximately $76 million, or approximately 9% in 2005, compared to 2004. Higher AVR microcontroller demand in 2006 was offset by decreased shipments and lower pricing for nonvolatile memory products, due to competitive factors, along with constrained test capacity for certain memory products. In 2005, sales to Asia increased primarily due to higher volume shipments of our BiCMOS foundry products, partially offset by lower average selling prices.

The trend over the last several years has been an increase in revenues in Asia, while revenues in the United States and Europe have either declined or grown at a much slower rate. We believe that part of this shift reflects changes in customer manufacturing trends, with many customers increasing production in Asia due to lower labor costs. While revenues in Asia were flat in 2006 compared to 2005, we expect that Asia revenues will grow more rapidly than other regions in the future. However, in the short-term our revenues in Asia may decrease as we optimize our distributor base in Asia. It may take time for us to identify financially viable distributors and help them develop quality support services. This process may result in short-term revenue loss, particularly in the third and fourth quarters of fiscal 2007. There can be no assurances that we will be able to manage this optimization process in an efficient and timely manner.

Revenues and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates, primarily the euro, can have a significant impact on our net revenues and operating costs. During 2006, approximately 52% of our operating expenses were denominated in foreign currencies, primarily the euro. Average exchange rates utilized to translate revenues and expenses were approximately $1.25 to the euro in both 2006 and 2005, and there was minimal impact on our operating results from 2005 to 2006. However, within 2006, the impact from costs denominated in foreign currency increased significantly and negatively impacted gross margins and profitability in the fourth quarter of 2006.

Average exchange rates utilized to translate revenues and expenses were $1.25 to the euro in 2005 compared to $1.24 to the euro in 2004. Had average exchange rates during 2005 remained the same as the average exchange rates in effect for 2004, our reported revenues in 2005 would have been approximately $3 million lower. However, our foreign currency costs exceed foreign currency revenues. During 2005, approximately 55% of costs were denominated in foreign currencies, primarily the euro. Had average exchange rates for 2005 remained the same as the average exchange rates for 2004, our operating expenses would have been approximately $11 million lower (relating to cost of revenues of approximately $7 million; research and development expense of approximately $3 million; and sales, general and administrative expenses of approximately $1 million). The net effect resulted in a reduction to income from operations of approximately $8 million as a result of less favorable exchange rates in effect for 2005, compared to the average exchange rates in effect for 2004.

In 2007, we anticipate average exchange rates for the euro to be less favorable than 2006, resulting in higher operating expenses when translated to U.S. dollars. We expect to reduce this exposure in the future following the sale of our North Tyneside manufacturing facility, as well as other restructuring actions.

In 2004, we used forward exchange contracts to hedge a portion of forecasted transactions related to certain foreign currency operating expenses anticipated to occur within twelve months, primarily for European manufacturing subsidiaries. These contracts were designated as cash flow hedges under SFAS No. 133, and interpreted by other related accounting literature, and were designed to reduce the short-term impact of exchange rate changes on operating results. Our practice was to hedge exposures for the next 90 to 180 days. Average USD-euro foreign exchange rates for cash flow hedge contracts were $1.30 and $1.23 for 2005 and 2004, respectively, compared to the average USD-euro foreign exchange transaction rate of $1.25 and $1.24, respectively during the same periods, which resulted in an increase to cost of revenues of $18 million in 2005 and an insignificant decrease to cost of revenues in 2004. As of December 31, 2005, we had settled all remaining forward exchange contracts, and had no outstanding hedges in place. We did not enter into any forward contracts in 2006 and have no plans to enter into forward exchange contracts in the foreseeable future.

Cost of Revenues and Gross Margin

Our cost of revenues include the costs of wafer fabrication, assembly and test operations, changes in inventory reserves and freight costs. Our gross margin as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.

During 2006, our gross margin improved to approximately 34% for 2006 compared to approximately 25% for 2005, primarily due to a more favorable mix of products shipped, along with improvements to manufacturing yields.

Gross margin was approximately 25% for 2005 compared to approximately 28% for 2004. The gross margin percentage decrease in 2005 is partly a result of price erosion on certain products, and lower-than-expected manufacturing yields. However, while our gross margins decreased for the year, we saw a gradual improvement in our gross margins during the second half of 2005, which was primarily driven by an improved product mix, lower manufacturing costs, lower depreciation expense and a more favorable euro exchange rate.

In recent periods, average selling prices for certain semiconductor products have been below manufacturing costs, which has adversely affected our results of operations, cash flows and financial condition. Because inventory reserves are recorded in advance of when the related inventory is sold, subsequent gross margins in the period of sale may be higher than they would be absent the effect of the previous write-downs. The impact on gross margins of the sale of previously written down inventory was not material in the years ended December 31, 2006, 2005 and 2004. Our excess and obsolete inventory reserves taken in prior years relate to all of our product categories, while lower-of-cost or market reserves relate primarily to our non-volatile memory products and smart card products.

We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a reduction to cost of revenues for such grants of approximately $10 million, $11 million and $8 million in 2006, 2005 and 2004, respectively.

Research and Development

For fiscal 2006, research and development (R&D”) expenses increased by approximately $21 million to approximately $289 million from approximately $268 million in 2005. The increase in 2006 when compared to 2005 resulted primarily from reduced R&D grant benefit recognition of approximately $11 million, higher design software costs of approximately $10 million, SFAS No. 123R stock-based compensation expense of approximately $2 million and increased salaries and other expenses of approximately $15 million, partially offset by lower depreciation expense of approximately $8 million, and lower costs for development wafers of approximately $8 million.

R&D expenses increased by approximately $38 million in 2005, to approximately $268 million from approximately $230 million in 2004. Increased spending on advanced process technologies such as the use of copper for the production of 0.13 and 0.09 micron-technology, and an unfavorable impact of exchange rates were the primary cause for the increase in R&D expenses in 2005, partially offset by increased R&D grant benefits recognition of $11 million. Had the average exchange rate for 2005 remained the same as in 2004, R&D expenses in 2005 would have been approximately $3 million lower than the amount reported in 2005.

In July 2006, we completed the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation. In 2006, 2005 and 2004, R&D expenses were reclassified to Results from Discontinued Operations, totaling approximately $6 million, $7 million and $10 million, respectively, which were previously reported in our ASIC segment.

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

We receive grants from various European governmental organizations. These grants reduce our costs for research and development, and grant benefits are recognized as a reduction of related R&D expense. For 2006, we recognized approximately $15 million in research grant benefits, compared to approximately $26 million for 2005 and approximately $15 million for 2004.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased by approximately $29 million to approximately $214 million in 2006 from approximately $185 million in 2005. The increase in 2006, when compared to 2005, resulted primarily from increases in stock-based compensation expense of approximately $5 million, net legal expense of approximately $6 million resulting from the Agere and Insurance Litigation Settlements, higher sales and administrative compensation of approximately $8 million, less than approximately $0.1 million of reduction in allowance for bad debt (compared to an approximate $6 million of bad debt expense reduction in 2005) and other expense of approximately $3 million. Legal fees in 2006 were approximately $1 million higher than 2005. In 2005, we incurred significant legal fees related to several litigation cases resolved in the first half of the year. In 2006, legal fees were generally lower until the second half of 2006, when SG&A expense included approximately $13 million related to the independent investigation of historical stock option practices and related matters, and litigation costs related to the termination of former executive officers.

SG&A expenses increased by approximately $16 million to approximately $185 million in 2005, from approximately $169 million in 2004. The increase in SG&A for 2005 was primarily due to a $6 million increase in legal expenses and $10 million increase in labor costs compared to 2004.

In July 2006, we completed the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation. For 2006, 2005 and 2004, we reclassified approximately $4 million, $8 million and $8 million of SG&A expense to Results from Discontinued Operations, respectively, which were previously reported in our ASIC segment.

Assets Held for Sale and Impairment Charges

Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. The Company measures the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We present impairment charges as a separate line item within operating expenses in our consolidated statements of operations. The Company classifies long-lived assets to be disposed of other than by sale as “held-and-used” until they are disposed. The Company reports long-lived assets to be disposed of by sale as “held-for-sale” and recognizes those assets on the consolidated balance sheet at the lower of carrying amount or fair value less cost to sell.

We classified the assets and liabilities of the North Tyneside, United Kingdom, facility and the assets of the Irving, Texas, facility as held-for-sale during the quarter ended December 31, 2006. Certain of our debt facilities contain terms that subject us to financial and other covenants. We were not in compliance with covenants requiring timely filing of U.S. GAAP financial statements as of December 31, 2006, and, as a result, requested waivers from our lenders to avoid default under these facilities. Waivers were received from all but one lender, and as a result of not receiving a waiver from that lender, we reclassified approximately $23 million of non-current liabilities related to assets held for sale to current liabilities related to assets held for sale on the consolidated balance sheet as of December 31, 2006.

The following table details the items which are reflected as assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2006 (in thousands):

Held for Sale at December 31, 2006:

	North
	Tyneside	Irving	Total

Non-current assets
Fixed assets, net	$87,941	$35,040	$122,981
Intangible and other assets	816	—	816

Total non-current assets held for sale	$88,757	$35,040	$123,797

Current liabilities
Current portion of long-term debt	$70,340	$—	$70,340
Trade accounts payable	17,329	—	17,329
Accrued liabilities and other	46,224	—	46,224

Total current liabilities related to assets held for sale	133,893	—	133,893
Long-term debt and capital lease obligations less current portion	313	—	313

Total non-current liabilities related to assets held for sale	313	—	313

Total liabilities related to assets held for sale	$134,206	$—	$134,206

Irving, Texas, Facility

We acquired the Irving, Texas, wafer fabrication facility in January 2000 for $60 million plus $25 million in additional costs to retrofit the facility after the purchase. Following significant investment and effort to reach commercial production levels, we decided to close the facility in 2002 and it has been idle since then. Since 2002, we recorded various impairment charges, including $4 million during the quarter ended December 31, 2005. In the quarter ended December 31, 2006, we performed an assessment of the market value for this facility based on management’s estimate, which considered a current offer from a willing third party to purchase the facility, among other factors, in determining fair market value. Based on this assessment, an additional impairment charge of $10 million was recorded.

On May 1, 2007, we announced the sale of our Irving, Texas, wafer fabrication facility for approximately $37 million in cash. The sale of the facility includes approximately 39 acres of land, the fabrication facility building, and related offices, and remaining equipment. An additional 17 acres was retained by the Company. We do not expect to record a material gain or loss on the sale, following the impairment charge recorded in the fourth quarter of 2006.

North Tyneside, United Kingdom, and Heilbronn, Germany, Facilities

In December 2006, we announced our decision to sell our wafer fabrication facilities in North Tyneside, United Kingdom, and Heilbronn, Germany. It is expected these actions will increase manufacturing efficiencies by better utilizing remaining wafer fabrication facilities, while reducing future capital expenditure requirements. We reclassified assets of the North Tyneside facility with a net book value of approximately $89 million as assets held for sale on the consolidated balance sheet as of December 31, 2006. Following the announcement of our intention to sell the facility in the fourth quarter of 2006, we assessed the fair market value of the facility, including use of an independent appraisal, among other factors. The fair value was determined using a market-based valuation technique. We recorded a net impairment charge of approximately $72 million related to the write-down of long lived assets to their fair value, less costs to dispose of the assets. The charge included an asset write-down of approximately $170 million for equipment and buildings, offset by a related currency translation adjustment associated with the assets of approximately $98 million.

We acquired the North Tyneside, United Kingdom, facility in September 2000, consisting of 100 acres of land and the fabrication facility of approximately 750,000 square feet, for approximately $100 million. We sold 40 acres in 2002 for approximately $14 million. We recorded an asset impairment charge of approximately $318 million in the second quarter 2002 to write-down the carrying value of wafer manufacturing equipment in North Tyneside, to its estimated fair value. The estimate of fair value was made by management based on a number of factors, including an independent appraisal.

The Heilbronn, Germany, facility did not meet the criteria for classification as held for sale as of December 31, 2006, due to uncertainties relating to the likelihood of completion of sale within the next twelve months. Assets of this facility remain classified as “held and used.” After an assessment of expected future cash flows generated by the facility, we concluded that no impairment condition exists.

Colorado Springs, Colorado, Construction-In-Progress

Foundation work on a new wafer fabrication facility in Colorado Springs, Colorado, began and was halted in 2002. During the quarter ended December 31, 2005, management concluded the manufacturing capacity available at existing facilities, combined with an increased emphasis on outsourcing certain products to foundry partners, offered sufficient available manufacturing capacity to meet its foreseeable needs. This conclusion was reinforced by the sale of the Nantes wafer fabrication facility (see Note 17 of Notes to Consolidated Financial Statements for further discussion). These triggering events led to the Company’s decision to abandon its plans for future construction of a new Colorado Springs wafer fabrication facility. Accordingly, an impairment charge of approximately $9 million was recorded in the quarter ended December 31, 2005, to write-down the carrying value of the unfinished foundation to zero.

Restructuring and Other Charges and Loss on Sale

We initiated restructuring plans to enhance profitability, accelerate the Company’s growth and reduce costs. On December 12, 2006, we announced significant restructuring actions, including:

•	Redeployment of resources to accelerate the design and development of leading-edge products that target expanding markets, including ending development on lesser, unprofitable, non-core products.

•	Our intention to sell our wafer fabrication facilities in North Tyneside, United Kingdom and Heilbronn, Germany, in order to increase utilization of remaining wafer fabrication facilities and reducing future capital expenditure requirements.

•	The adoption of a fab-lite strategy, expanding our wafer foundry relationships and better utilizing our remaining wafer fabs.

•	A reduction in our non-manufacturing workforce of approximately 300 employees, through a combination of voluntary resignations, attrition and other actions.

As a result of these restructuring initiatives, we recorded restructuring and other charges of approximately $39 million in the fourth quarter of 2006 for severance and other expenses associated with the restructuring. Combined impairment and restructuring actions are expected to result in cost savings in the range of approximately $70 million to $80 million in 2007, reaching an annual rate of approximately $80 million to $95 million by 2008. Included in the anticipated cost savings is approximately $55 million per year resulting from the depreciation related to the expected sale of the wafer fabrication facilities. Upon completion of the sales of the North Tyneside and Heilbronn wafer fabrication facilities, we anticipate headcount to be reduced by approximately 1,000 additional employees.

During 2005, we began implementing cost reduction initiatives, primarily targeting manufacturing labor costs, and recorded restructuring and other charges and a loss on sale of assets of approximately $18 million consisting of:

•	one-time involuntary termination severance benefit costs related to the termination of approximately 193 employees primarily in manufacturing, research and development, and administration,

•	the write-down to zero of building improvements removed from operations to zero following the relocation of certain manufacturing activities to Asia, and

•	a loss incurred as a result of the sale of our Nantes fabrication facility, including the cost of transferring approximately 319 employees to XbyBus SAS, a French corporation (“XbyBus SAS”)

Concurrent with the sale of our Nantes fabrication facility, we entered into a three-year supply agreement with a subsidiary of XbyBus SAS calling for the Company to purchase a minimum volume of wafers through 2008. The supply agreement requires a minimum purchase of approximately $59 million over the term of the agreement of which $36 million is remaining as of December 31, 2006.

Restructuring charges incurred in 2006, which remain unpaid as of December 31, 2006, are expected to be paid by December 31, 2007, and are recorded in current liabilities within accrued and other liabilities on the consolidated balance sheet.

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

Interest and Other Expenses, Net

Interest and other expenses, net, decreased by approximately $7 million to approximately $12 million in 2006, compared to approximately $19 million in 2005. The decrease was primarily related to lower interest expense resulting from significant debt repayment, including the redemption of the zero coupon convertible notes, due 2021. On May 23, 2006, substantially all of the convertible notes outstanding were redeemed for approximately $144 million. The remaining balance of approximately $1 million was called by the Company in June 2006. Long-term debt decreased from approximately $388 million at December 31, 2005, to approximately $169 million at December 31, 2006, a net decrease of approximately $219 million. As a percentage of net revenues, interest and other expenses, net was approximately 1% in 2006.

Interest and other expenses, net, decreased by approximately $2 million to approximately $19 million in 2005, compared to approximately $21 million in 2004. The decrease in interest and other expenses, net, was primarily due to an approximate $6 million gain in 2005 from the sale of our interest in a private equity investment, partially offset by an increase in interest expense of approximately $2 million, due to increased average debt levels in 2005, and a reduction in interest income of approximately $3 million due to a decreased average cash balance in 2005. As a percentage of net revenues, interest and other expenses, net was approximately 1% in both 2005 and 2004.

Provision for Income Taxes

We recorded a tax provision (benefit) of $25 million, ($13) million and $24 million for the years ended December 31, 2006, 2005, and 2004, respectively. This resulted in an effective tax rate of 34%, (21%) and 129% for 2006, 2005, and 2004, respectively, expressing tax provision (benefit) as a percentage of the applicable year’s income (loss) before income taxes.

Income tax expense for 2006 totaled $25 million. The change of $38 million when compared to the income tax benefit of $13 million in 2005 resulted primarily from the release of $25 million in tax reserves in 2005 not repeated in 2006. Approximately $13 million of income tax expense in 2006 results from taxes incurred by our foreign subsidiaries which are profitable on a statutory basis for tax purposes and an increase in provision for tax settlements related to certain U.S. Federal, state and foreign tax liabilities.

The income tax benefit recorded for 2005 resulted primarily from the release of $25 million in tax reserves resulting from the conclusion of an audit in Germany for the 1999 through 2002 tax years and from the expiration of a statute of limitations, partially offset by tax provisions incurred by our profitable foreign subsidiaries.

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

During 2004, we realigned the legal structure for certain foreign subsidiaries which resulted in the recognition of $6 million in tax benefits. These tax benefits resulted from the release of a valuation allowance on a deferred tax asset in a profitable foreign jurisdiction where management now believes it is more likely than not that the deferred tax asset is realizable.

At December 31, 2006, there was no provision for U.S. income tax for undistributed earnings of approximately $441 million as it is currently our intention to reinvest these earnings indefinitely in operations outside the U.S. If repatriated, these earnings would result in a tax expense of approximately $154 million at the current U.S. Federal statutory tax rate of 35%. Subject to limitation, tax on undistributed earnings may be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

At December 31, 2006, we had net operating loss carryforwards in non-U.S. jurisdictions of approximately $370 million. These loss carryforwards expire in different periods starting in 2008. We also had U.S. Federal and state net operating loss carryforwards of approximately $511 million and $589 million respectively, at December 31, 2006. These loss carryforwards expire in different periods from 2007 through 2027. We also have U.S. Federal and state tax credits of approximately $45 million at December 31, 2006 that will expire beginning in 2007.

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

Our French subsidiary’s income tax return for the 2003 tax year is currently under examination by the French tax authorities. The examination has resulted in an additional income tax assessment. We are currently pursuing administrative appeal of the assessment. While we believe the resolution of this matter will not have a material adverse impact on our results of operations, cash flows or financial position, the outcome is subject to uncertainty. We have provided our best estimate of income taxes and related interest and penalties due for potential adjustments that may result from the resolution of this examination, as well as for examinations of other open tax years.

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

During the year ended December 31, 2006, we recorded stock-based compensation expense of approximately $9 million, including compensation expense recognized in connection with the employee stock purchase plan of approximately $0.3 million. As the employee stock purchase plan was non-compensatory under APB 25, no stock-based compensation expense was recorded in connection with the plan for the years ended December 31, 2005 and 2004. As of December 31, 2006, total unrecognized stock-based compensation related to unvested stock options was approximately $38 million and is expected to be recognized over a weighted-average period of approximately two years.

Defined Benefit Pension Plans

We sponsor defined benefit pension plans that cover substantially all French and German employees. Plan benefits are provided in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The plans are non-funded. Pension liabilities and charges to expense are based upon various assumptions, updated quarterly, including discount rates, future salary increases, employee turnover, and mortality rates. Retirement Plans consist of two types of plans. The first plan type provides for termination benefits paid to employees only at retirement, and consists of approximately one to five months of salary. This structure covers our French employees. The second plan type provides for defined benefit payouts for the remaining employee’s post-retirement life, and covers our German employees. Long-term pension benefits payable totaled approximately $53 million and $39 million at December 31, 2006 and 2005, respectively. Cash funding for benefits to be paid for 2007 is expected to be approximately $1 million.

Adoption of SFAS No. 158

Effective December 31, 2006, we adopted SFAS No. 158, which required the recognition as part of pension liabilities and accumulated other comprehensive income in the consolidated balance sheet of actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred under the reporting requirements of SFAS No. 87, SFAS No. 106 and SFAS No. 132(R). Companies with publicly traded equity securities are required to disclose the information required by SFAS No. 158 for fiscal years ending after December 15, 2006. The impact of the adoption of SFAS No. 158 on December 31, 2006 is more fully described in Note 14 to Notes to Consolidated Financial Statements.

Discontinued Operations

The amounts and disclosures in this Annual Report on Form 10-K reflect the reclassification of operating results of our Grenoble, France, subsidiary to Discontinued Operations, net of applicable income taxes, for all reporting periods presented.

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

Included in other currents assets on the consolidated balance sheet as of December 31, 2006, is an outstanding receivable balance due from e2v of $25 million related to payments advanced to e2v to be collected from customers of e2v by Atmel. The transitioning of the collection of trade receivables on behalf of e2v is expected to be completed in 2007.

The following table shows the components of the gain from the sale of Discontinued Operations, net of taxes, as of December 31, 2006 (in thousands):

Proceeds, net of working capital adjustments	$122,610
Costs of disposition	(2,537)

Net proceeds from the sale	120,073

Less: book value of net assets sold	(14,866)
Cumulative translation adjustment	4,631

Gain on sale of discontinued operations, before income taxes	109,838
Provision for income taxes	(9,506)

Gain on sale of discontinued operations, net of income taxes	$100,332

The following table summarizes results from Discontinued Operations for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004

Net revenues	$79,871	$114,608	$97,282
Operating costs and expenses	57,509	91,838	84,288

Income from discontinued operations, before income taxes	22,362	22,770	12,994
Gain on sale of discontinued operations, before income taxes	109,838	—	—

Income from and gain on sale of discontinued operations	132,200	22,770	12,994

Less: provision for income taxes	(18,899)	(6,494)	(1,120)

Income from and gain on sale of discontinued operations, net of income taxes	$113,301	$16,276	$11,874

Income from and gain on sale of discontinued operations, net of income taxes, per common share:
Basic and diluted	$0.23	$0.03	$0.02

Weighted-average shares used in basic and diluted per share calculations	487,413	481,534	476,063

Liquidity and Capital Resources

At December 31, 2006, we had a total of approximately $467 million of cash and cash equivalents and short-term investments compared to approximately $348 million at December 31, 2005. Our current ratio, calculated as total current assets divided by total current liabilities, was approximately 2.03 at December 31, 2006, an increase of approximately 0.43 from approximately 1.60 at December 31, 2005. In 2006, we utilized cash flows generated from operating activities to reduce short-term and long-term debt obligations by approximately $268 million to approximately $169 million at December 31, 2006. The reduction in long-term debt included the redemption of the zero coupon convertible notes, due 2021. On May 23, 2006, substantially all of the convertible notes outstanding were redeemed for approximately $144 million. The remaining balance of approximately $1 million was called by the Company in June 2006.

Working capital (total current assets less total current liabilities) increased by approximately $208 million to approximately $585 million at December 31, 2006, compared to approximately $377 million at December 31, 2005. In July 2006, Atmel completed the sale of its Grenoble, France, subsidiary to e2v technologies plc, a British corporation. On August 1, 2006, the Company received approximately $140 million in cash proceeds upon the close of the sale ($120 million, net of working capital adjustments and costs of disposition). The cash proceeds from the sale were used for general working capital purposes.

Operating Activities:  Net cash provided by operating activities was approximately $296 million in 2006, compared to approximately $200 million in 2005. We generated positive operating cash flow after adjusting net income for asset impairment and restructuring charges, depreciation, and other non-cash charges (credits) reflected in the consolidated statements of operations.

Accounts receivable decreased approximately 3% or approximately $8 million to $227 million at December 31, 2006, compared to $235 million at December 31, 2005. The average days of accounts receivable outstanding (“DSO”) improved to 50 days at December 31, 2006 as compared to 54 days at December 31, 2005. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures, our DSO would be negatively affected.

Increases in inventories utilized approximately $49 million of operating cash flows in 2006. Average days of sales in inventory increased to approximately 116 days at December 31, 2006, compared to approximately 98 days at December 31, 2005. This increase is primarily related to higher stock levels required to improve customer delivery times, and reduced shipment levels experienced during the fourth quarter of 2006. Inventories consist of raw wafers, purchased specialty wafers, work-in-process and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.

Increases in other current assets utilized approximately $28 million of operating cash flows in 2006, primarily due to payments of approximately $25 million for trade receivables advanced to e2v technologies PLC related to the sale of the Grenoble, France, subsidiary and recording of approximately $2 million in income taxes receivable. Advances related to the sale of the Grenoble subsidiary were part of a transition agreement in which the Company agreed to temporarily advance funds against certain customer trade receivables until e2v technologies PLC could establish sufficient tracking systems and processes to manage customer billing and collections independently. These advances are expected to be repaid in full in 2007.

Increases in accounts payable generated approximately $26 million of operating cash flows in 2006, primarily related to amounts due to suppliers for fixed asset acquisitions and payables arising from higher production activity levels in 2006.

Increases in accrued and other liabilities generated approximately $83 million of operating cash flows in 2006, primarily related to higher production activity levels in 2006, higher legal fees and litigation accruals, and higher tax accruals.

Increases in income tax payable generated approximately $17 million of operating cash flows in 2006, primarily related to higher production activity levels in 2006, gain on sale of discontinued operations and net income generated during 2006.

Investing Activities:  Net cash provided by investing activities was approximately $36 million in 2006, compared to net cash used in investing activities of approximately $157 million in 2005. During 2006, we made additional investments in wafer fabrication equipment to advance our process technologies and in test equipment to process higher unit volumes. In 2006 and 2005, we paid approximately $83 million and approximately $169 million, respectively, for new equipment necessary to maintain our competitive position technologically as well as to increase capacity. The cash flows generated from investing activities for 2006 is primarily attributable to the approximate $120 million in net cash proceeds (net of working capital adjustments and costs of disposition)

received for the sale of our Grenoble, France, subsidiary in July 2006. The cash proceeds from the sale were used for general working capital purposes.

Financing Activities:  Net cash used in financing activities increased to approximately $231 million in 2006, compared to approximately $62 million in 2005. We continued to pay down debt, with repayments of principal balances on capital leases and other debt totaling approximately $122 million in 2006 compared to approximately $139 million in 2005. Cash used in financing activities for 2006 includes the redemption of the zero coupon convertible notes, due 2021. On May 23, 2006, substantially all of the convertible notes outstanding were redeemed for approximately $144 million. The remaining balance of approximately $1 million was called by the Company in June 2006. Proceeds from equipment financing and other debt totaled approximately $25 million in 2006, compared to approximately $146 million in 2005, and were used primarily for new equipment purchases.

We believe that our existing balance of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, equipment lease financing, and other short-term and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

The net increase (decrease) in cash and cash equivalents in 2006, 2005 and 2004 due to the effect of exchange rate changes on cash balances was approximately $9 million, $(27) million and $21 million, respectively. These cash balances were primarily held in certain subsidiaries in euro denominated accounts and increased (decreased) in value due to the strengthening or (weakening) of the euro compared to the U.S. dollar during these periods.

During 2007, we expect our operations to generate positive cash flow; however, a significant portion of cash will be used to repay debt and make capital investments. We expect that we will have sufficient cash from operations and financing sources to meet all debt obligations. Currently, we expect our 2007 cash payments for capital expenditures to be approximately $70 to $92 million. Debt obligations due and expected to be repaid in 2007 total approximately $109 million. In 2007 and future years, our capacity to make necessary capital investments will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary.

On March 15, 2006, we entered into a five-year asset-backed credit facility for up to $165 million (“Facility”) with certain European lenders. This Facility is secured by our non-U.S. trade receivables. At December 31, 2006, the amount available to us under this Facility was approximately $116 million, based on eligible non-U.S. trade receivables. Borrowings under the Facility bear interest at LIBOR plus 2% per annum, while the undrawn portion is subject to a commitment fee of 0.375% per annum. The terms of the Facility subject us to certain financial and other covenants and cross-default provisions. As of December 31, 2006, there were no amounts outstanding under this Facility. Annual commitment fees and amortization of up-front fees paid related to the Facility for the year ended December 31, 2006 totaled approximately $1 million, and are included in interest and other expenses, net in the consolidated statement of operations.

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2006. See Note 11 of Notes to Consolidated Financial Statements for further discussion.

	Payments Due by Period
Contractual Obligations:	Up to 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
		(In thousands)

Notes payable	$74,923	$3,749	$—	$1,878	$80,550
Capital leases	33,728	18,992	9,643	1,071	63,434
Line of credit	—	25,000	—	—	25,000

Total debt obligations	108,651	47,741	9,643	2,949	168,984

Capital purchase commitments	11,159	—	—	—	11,159
Long-term supply agreement obligation(a)	23,989	11,940	—	—	35,929
Termination payments on supply contract(b)	1,021	2,268	2,608	2,999	8,896
Long-term gas supply agreement	1,667	3,542	3,801	10,954	19,964
Operating leases	25,863	25,297	5,575	3,592	60,327
Other long-term obligations(c)	13,518	23,808	20,000	31,117	88,443

Total other commitments	77,217	66,855	31,984	48,662	224,718

Add: interest	9,167	7,735	1,256	238	18,396

Total	$195,035	$122,331	$42,883	$51,849	$412,098

Summary of contractual obligations relating to:
Assets held for sale	$73,951	$3,888	$3,801	$10,954	$92,594
Continuing operations	121,084	118,443	39,082	40,895	319,504

Total	$195,035	$122,331	$42,883	$51,849	$412,098

(a)	On December 6, 2005, Atmel sold its Nantes, France fabrication facility, and the related foundry activities, to XbyBus SAS. The facility was owned by the Company since 1998 and was comprised of five buildings totaling 131,000 square feet, manufacturing BiCMOS, CMOS and non-volatile technologies. The facility employed a total of 603 persons, of which 284 employees were retained by the Company and the remaining 319 manufacturing employees were transferred to XbyBus SAS. Concurrent with the sale, the Company entered into a three-year supply agreement with a subsidiary of XbyBus SAS, whereby the Company is required to purchase a minimum volume of wafers through 2008. The supply agreement requires a minimum purchase of approximately $59 million, of which approximately $36 million is still required over the term of the agreement (see Note 17 of Notes to Consolidated Financial Statements for further discussion).

(b)	As a result of our restructuring actions in 2002, we incurred a charge relating to our Irving, Texas, wafer fabrication facility of approximately $12 million for terminating a contract with a supplier. The obligation was estimated using the present value of the future payments which totaled approximately $9 million as of December 31, 2006 (see Note 17 of Notes to Consolidated Financial Statements for further discussion). On May 1, 2007, we announced the sale of our Irving, Texas, fab for approximately $37 million in cash.

(c)	Other long-term obligations consist principally of future repayments of approximately $75 million of advances from customers, of which approximately $10 million is due within 1 year, and have been classified as current liabilities (see Note 3 of Notes to Consolidated Financial Statements for further discussion).

Approximately $72 million of the Company’s total debt requires Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis, and approximately $127 million of the debt obligations have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. There is no requirement to maintain a restricted cash balance. We were not in compliance with certain of these covenants as of December 31, 2006, and, therefore, requested waivers from our lenders to avoid default under these facilities. Waivers were received from all but one lender, and as a result of not receiving a waiver from that lender, we reclassified approximately $23 million of non-current liabilities related to assets held for sale to current liabilities related to assets held for sale on the consolidated balance sheet as of December 31, 2006.

If we need to renegotiate any of these covenants in the future, and the lenders refuse and we are unable to comply with the covenants, then we may immediately be required to repay the loans concerned. In the event we are required to repay these loans ahead of their due dates, we believe that we have the resources to make such repayments, but such payments could adversely impact our liquidity.

Our ability to service long-term debt in the U.S. or to obtain cash for other needs from our foreign subsidiaries may be structurally impeded. Since a substantial portion of our operations are conducted through our foreign subsidiaries, our cash flow and ability to service debt are partially dependent upon the liquidity and earnings of our subsidiaries as well as the distribution of those earnings, or repayment of loans or other payments of funds by those subsidiaries, to the U.S. parent corporation. These foreign subsidiaries are separate and distinct legal entities and may have limited or no obligation, contingent or otherwise, to pay any amount to us, whether by dividends, distributions, loans or other payments. However, the U.S. parent corporation owes much of our consolidated long-term debt, including our outstanding issue of convertible notes.

Off-Balance Sheet Arrangements (Including Guarantees)

In the ordinary course of business, we have investments in privately held companies, which we review to determine if they should be considered variable interest entities. We have evaluated our investments in these other privately held companies and have determined that there was no material impact on our operating results or financial condition upon our adoption of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46(R)”). Under FIN 46(R) certain events can require a reassessment of our investments in privately held companies to determine if they are variable interest entities and which of the stakeholders will be the primary beneficiary. As a result of such events, we may be required to make additional disclosures or consolidate these entities. We may be unable to influence these events.

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either our subsidiaries or us. As of December 31, 2006, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $12 million. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007. While we are continuing to evaluate the impact of this Interpretation and guidance on its application, we do not expect that the adoption of FIN 48 will have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. The Company expects to adopt SFAS No. 157 beginning January 1, 2008. The Company is currently evaluating the impact that this pronouncement may have on the consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for the year ended December 31, 2006. The impact of the adoption of SAB 108 did not have any impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company expects to adopt SFAS No. 159 beginning January 1, 2008. The Company is currently evaluating the impact that this pronouncement may have on the consolidated financial statements.

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

Amounts included in the consolidated financial statements as of and for the years ended December 31, 2005 and 2004, have been reclassified to conform to the current presentation. See Note 18 of Notes to Consolidated Financial Statements for further information regarding the reclassification of financial information for Discontinued Operations related to the sale of our Grenoble subsidiary in July 2006.

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

Contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents are used to verify delivery. We assess whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Sales terms do not include post shipment obligations except for product warranty, as described in Note 1 of Notes to Consolidated Financial Statements.

We allow certain distributors, primarily based in the United States, rights of return and credits for price protection. Given the uncertainties associated with the levels of returns and other credits to these distributors, we defer recognition of revenue from sales to these distributors until they have resold our products. Net deferred income for distributor sales was approximately $19 million and $18 million as of December 31, 2006 and 2005, respectively. Sales to certain other primarily non-U.S. based distributors carry either no or very limited rights of return. We have historically been able to estimate returns and other credits from these distributors and accordingly have historically recognized revenue from sales to these distributors on shipment, with a related allowance for potential returns established at the time of our sale.

Our revenue reporting is highly dependent on receiving pertinent, accurate and timely data from our distributors. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. Because the data set is large and complex and because there may be errors in the reported data, we must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. Actual results could vary from those estimates.

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

During 2004 through 2006, we focused on improving our credit and collection procedures and experienced fewer bad debt write-offs. As a result, the allowance required for doubtful accounts has decreased even though sales levels and related receivable balances have increased. We credited approximately $6 million and $5 million to SG&A expense for the years ended December 31, 2005 and 2004, respectively. The amount credited to SG&A expense for the year ended December 31, 2006, was not material.

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing specific customer creditworthiness, historical bad debts, and current economic trends. At December 31, 2006 and 2005, the allowance for doubtful accounts was approximately $4 million for both periods.

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

Valuation of inventory

Our inventories are stated at the lower of cost (determined on a first-in, first-out basis for raw materials and purchased parts; and an average cost basis for work in progress and finished goods) or market. Cost includes labor, including stock-based compensation costs, materials, depreciation and other overhead costs, as well as factors for estimated production yields and scrap. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes for future periods. We primarily utilize selling prices in our period ending backlog for measuring any potential declines in market value below cost. Any adjustment for market value provision is charged to cost of revenues at the point of market value decline.

We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales levels by product. Inventories on hand in excess of forecasted demand are provided for. In addition, we write off inventories that are considered obsolete. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles when determining obsolescence. Increases to the allowance for excess and obsolete inventory are charged to cost of revenues. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-costed inventory is subsequently sold, the related allowance is matched to the movement of related product inventory, resulting in lower costs and higher gross margins for those products.

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

Depreciation expense is a major element of our manufacturing cost structure. We begin depreciation on new equipment when it is put into use for production. The aggregate amount of fixed assets under construction for which depreciation was not being recorded was approximately $11 million at December 31, 2006, and approximately $7 million at December 31, 2005. In addition, assets held for sale for which depreciation was not being recorded totaled approximately $123 million at December 31, 2006.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123R. However, in accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods do not include the impact of SFAS No. 123R. Prior periods do not include equity compensation amounts comparable to those included in the Consolidated Financial Statements for the year ended December 31, 2006.

The Company has elected to adopt FSP No. FAS 123(R)-3 to calculate the Company’s pool of windfall tax benefits.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Prior to January 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as permitted under SFAS No. 123 (and further amended by SFAS No. 148).

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

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 31, 2006 included a combination of payment awards granted prior to January 1, 2006 and payment awards granted subsequent to January 1, 2006. In conjunction with the adoption of SFAS No. 123R, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the year ended December 31, 2006 includes the impact of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to 2006, the Company accounted for forfeitures as they occurred. The adoption of SFAS No. 123R requires the Company to reflect the net cumulative impact of estimating forfeitures in the determination of period expense by reversing the previously recognized cumulative compensation expense related to those forfeitures, rather than recording forfeitures when they occur as previously permitted. The Company did not record this cumulative impact upon adoption, as the amount was insignificant. Stock options granted in periods prior to 2006 were measured based on APB No. 25 criteria, whereas stock options granted subsequent to January 1, 2006 were measured based on SFAS No. 123R criteria.

Litigation

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. We are currently involved in such intellectual property litigation (see Note 11 of Notes to Consolidated Financial Statements for further discussion). We accrue for losses related to litigation if a loss is probable and the loss can be reasonably estimated. We regularly evaluate current information available to determine whether accruals for litigation should be made. If we were to determine that such a liability was probable and could be reasonably estimated, the adjustment would be charged to income in the period such determination was made.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available for sale, and consequently record them on the balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through December 31, 2007. In addition, some of our borrowings are at floating rates, so this would act as a natural hedge.

We have short-term debt, long-term debt, capital leases and convertible notes totaling approximately $169 million at December 31, 2006. Approximately $59 million of these borrowings have fixed interest rates. We have approximately $110 million of floating interest rate debt, of which approximately $53 million is euro denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.

The following table summarizes the face value of our variable-rate debt exposed to interest rate risk as of December 31, 2006. All fair market values are shown net of applicable premium or discount, if any (in thousands):

					Total
					Variable-Rate
					Debt
					Outstanding at
	Payments Due by Year				December 31,
	2007	2008	2009	Thereafter	2006

30 day USD LIBOR weighted-average interest rate basis(1) — Capital Leases	$3,056	$—	$—	$—	$3,056

Total of 30 day USD LIBOR rate debt	$3,056	$—	$—	$—	$3,056
90 day USD LIBOR weighted-average interest rate basis(1) — Revolving Line of Credit Due 2008	$—	$25,000	$—	$—	$25,000
Senior Secured Term Loan Due 2009	8,635	8,333	4,167	—	21,135

Total of 90 day USD LIBOR rate debt	$8,635	$33,333	$4,167	$—	$46,135
90 day USD LIBOR weighted-average interest rate basis(1) — Capital Leases	$22,881	$9,063	$4,284	$9,640	$45,868

Total of 90 day USD LIBOR rate debt	$22,881	$9,063	$4,284	$9,640	$45,868
360 day USD LIBOR weighted-average interest rate basis(1) — Senior Secured Term Loan Due 2008	$5,000	$3,750	$—	$—	$8,750

Total of 360 day USD LIBOR rate debt	$5,000	$3,750	$—	$—	$8,750
30/60/90 day EURIBOR interest rate basis(1) — Senior Secured Term Loan Due 2007	$6,670	$—	$—	$—	$6,670

Total of 30/60/90 day EURIBOR debt rate	$6,670	$—	$—	$—	$6,670

Total variable-rate debt	$46,242	$46,146	$8,451	$9,640	$110,479

(1)	Actual interest rates include a spread over the basis amount.

The following table presents the hypothetical changes in interest expense, for the twelve-month period ended December 31, 2006 related to our outstanding borrowings that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS (in thousands).

For the year ended December 31, 2006:

				Interest
				Expense with
	Interest Expense Given an Interest Rate Decrease by X Basis Points			no Change in	Interest Expense Given an Interest Rate Increase by X Basis Points
	150 BPS	100 BPS	50 BPS	Interest Rate	50 BPS	100 BPS	150 BPS

Interest expense	$4,119	$4,671	$5,223	$5,776	$6,328	$6,880	$7,433

Foreign Currency Risk

When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. During 2006, approximately 52% of our operating expenses were denominated in foreign currencies, primarily the euro. However, average exchange rates utilized to translate revenues and expenses were $1.25 to the euro in both 2006 and 2005, and hence had a minimal impact on the change in our operating results from 2005 to 2006. This impact is determined assuming that all foreign currency denominated transactions that occurred in 2006 were recorded using the average 2005 foreign currency rates. However, within 2006, the impact from costs denominated in foreign currency increased significantly and negatively impacted gross margins and profitability in the fourth quarter of 2006 (as discussed in the overview section of Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations). Sales denominated in foreign currencies were approximately 19%, 17% and 24% in 2006, 2005 and 2004, respectively. Sales denominated in euros were approximately 18%, 16% and 22% in 2006, 2005 and 2004 respectively. Sales denominated in yen were approximately 1%, 1% and 1% in 2006, 2005 and 2004 respectively. Costs denominated in foreign currencies, primarily the euro, were approximately 52%, 55% and 56% in 2006, 2005 and 2004, respectively.

We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 26% and 23% of our accounts receivable are denominated in foreign currency as of December 31, 2006 and 2005, respectively.

We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 48% and 46% of our accounts payable were denominated in foreign currency as of December 31, 2006 and 2005, respectively. Approximately 60% of our debt obligations were denominated in foreign currency as of both December 31, 2006 and 2005.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Atmel Corporation
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004	78
Consolidated Balance Sheets as of December 31, 2006 and 2005	79
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	80
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2006, 2005 and 2004	81
Notes to Consolidated Financial Statements	82
Report of Independent Registered Public Accounting Firm	144
Financial Statement Schedules
The following Financial Statement Schedules for the years ended December 31, 2006, 2005 and 2004 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto:
Schedule II Valuation and Qualifying Accounts	146
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

Supplementary Financial Data
Selected Quarterly Financial Data (unaudited) for the Years Ended December 31, 2006 and 2005	147

Atmel Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2006	2005	2004
		As restated(1)	As restated(1)

Net revenues	$1,670,887	$1,561,107	$1,552,440
Operating expenses
Cost of revenues	1,108,769	1,165,338	1,113,473
Research and development	289,108	268,164	229,722
Selling, general and administrative	213,641	184,876	169,109
Asset impairment charges	82,582	12,757	—
Restructuring and other charges and loss on sale	38,763	17,682	—

Total operating expenses	1,732,863	1,648,817	1,512,304

Income (loss) from operations	(61,976)	(87,710)	40,136
Legal awards and settlements	—	44,369	—
Interest and other expenses, net	(11,726)	(19,349)	(21,294)

Income (loss) from continuing operations before income taxes	(73,702)	(62,690)	18,842
Benefit from (provision for) income taxes relating to continuing operations	(24,949)	13,063	(24,344)

Loss from continuing operations	(98,651)	(49,627)	(5,502)
Income from discontinued operations, net of provision for income taxes of $9,393 in 2006, $6,494 in 2005 and $1,120 in 2004	12,969	16,276	11,874
Gain on sale of discontinued operations, net of provision for income taxes of $9,506 in 2006	100,332	—	—

Net income (loss)	$14,650	$(33,351)	$6,372

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.20)	$(0.10)	$(0.01)
Income from discontinued operations, net of income taxes	0.02	0.03	0.02
Gain on sale of discontinued operations, net of income taxes	0.21	—	—

Net income (loss)	$0.03	$(0.07)	$0.01

Weighted-average shares used in basic and diluted net income (loss) per share calculations	487,413	481,534	476,063

(1)	See Note 2 “Restatements of Consolidated Financial Statements,” to Consolidated Financial Statements

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
		As restated(1)
(In thousands, except per share data)

ASSETS
Current assets
Cash and cash equivalents	$410,480	$300,323
Short-term investments	56,264	47,932
Accounts receivable, net of allowance for doubtful accounts of $3,605 in 2006 and $3,944 in 2005	227,031	235,129
Inventories	339,799	288,220
Current assets of discontinued operations	—	28,800
Other current assets	118,965	100,129

Total current assets	1,152,539	1,000,533
Fixed assets, net	514,349	874,618
Non-current assets held for sale	123,797	—
Non-current assets of discontinued operations	—	16,330
Intangible and other assets	27,854	42,455

Total assets	$1,818,539	$1,933,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$38,311	$112,107
Convertible notes	—	142,401
Trade accounts payable	145,079	125,724
Accrued and other liabilities	231,237	187,365
Liabilities related to assets held for sale	133,893	—
Liabilities of discontinued operations	—	37,838
Deferred income on shipments to distributors	18,856	18,345

Total current liabilities	567,376	623,780
Long-term debt less current portion	60,020	133,184
Convertible notes less current portion	—	295
Non-current liabilities related to assets held for sale	313	—
Non-current liabilities of discontinued operations	—	4,493
Other long-term liabilities	236,936	234,813

Total liabilities	864,645	996,565

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 488,844 at December 31, 2006 and 483,366 at December 31, 2005	489	483
Additional paid-in capital	1,418,004	1,400,261
Unearned stock-based compensation	—	(2,942)
Accumulated other comprehensive income	107,237	126,055
Accumulated deficit	(571,836)	(586,486)

Total stockholders’ equity	953,894	937,371

Total liabilities and stockholders’ equity	$1,818,539	$1,933,936

(1)	See Note 2 “Restatements of Consolidated Financial Statements,” to Consolidated Financial Statements

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
		As restated(1)	As restated(1)
(In thousands)

Cash flows from operating activities
Net income (loss)	$14,650	$(33,351)	$6,372
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	225,006	290,748	298,426
Asset impairment charges	82,582	12,757	—
Non-cash restructuring charges and loss on sale	—	4,068	—
Deferred taxes	6,121	2,691	(18,837)
Gain on sale of discontinued operations	(109,838)	—	—
Gain on sale of fixed assets	(2,624)	(2,405)	(664)
Other non-cash losses (gains)	8,726	(4,120)	(1,567)
Provision for (recovery of) doubtful accounts receivable	106	(5,575)	(4,889)
Accrued interest on zero coupon convertible debt	2,819	9,893	9,800
Accrued interest on other long-term debt	1,880	2,415	2,094
Stock-based compensation expense	9,118	1,850	1,405
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	8,054	1,737	(11,149)
Inventories	(48,848)	25,984	(70,456)
Current and other assets	(27,608)	(15,922)	(32,657)
Trade accounts payable	26,440	(61,538)	39,241
Accrued and other liabilities	82,855	(2,249)	1,510
Income tax payable	16,526	(24,131)	7,840
Deferred income on shipments to distributors	520	(2,779)	1,967

Net cash provided by operating activities	296,485	200,073	228,436

Cash flows from investing activities
Acquisitions of fixed assets	(83,330)	(169,126)	(241,428)
Proceeds from the sale of fixed assets	4,466	2,238	4,558
Net proceeds from sale of discontinued operations	120,073	—	—
Proceeds from the sale of interest in privately held companies and other	1,799	6,746	—
Acquisitions of intangible assets	(549)	(7,821)	(8,150)
Decrease in restricted cash	—	—	26,835
Purchases of short-term investments	(22,290)	(16,110)	(53,834)
Sales or maturities of short-term investments	15,535	26,790	41,283

Net cash provided by (used in) investing activities	35,704	(157,283)	(230,736)

Cash flows from financing activities
Proceeds from equipment financing and other debt	25,000	146,242	70,000
Principal payments on capital leases and other debt	(122,032)	(139,308)	(140,751)
Repurchase of convertible notes	(145,515)	(80,846)	—
Issuance of common stock	11,206	11,901	12,168

Net cash used in financing activities	(231,341)	(62,011)	(58,583)

Effect of exchange rate changes on cash and cash equivalents	9,309	(26,806)	21,346

Net increase (decrease) in cash and cash equivalents	110,157	(46,027)	(39,537)

Cash and cash equivalents at beginning of year	300,323	346,350	385,887

Cash and cash equivalents at end of year	$410,480	$300,323	$346,350

Supplemental cash flow disclosures:
Interest paid	$14,080	$15,434	$17,273
Income taxes paid, net	15,077	11,851	39,210
Increases (decreases) in accounts payable related to fixed asset purchases	5,616	(75,748)	81,918
Fixed assets acquired under capital leases	3,925	112,815	7,073

(1)	See Note 2 “Restatements of Consolidated Financial Statements,” to Consolidated Financial Statements

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
	Common Stock		Additional	Unearned		Other
		Par	Paid-In	Stock-Based	Accumulated	Comprehensive
	Shares	Value	Capital	Compensation	Deficit	Income (Loss)	Total
			As restated	As restated	As restated	As restated	As restated
			(1)	(1)	(1)	(1)	(1)
(In thousands)

Balances, December 31, 2003, as previously reported	473,047	$473	$1,269,071	$—	$(456,692)	$205,265	$1,018,117
Cumulative effect of restatements	—	—	108,265	(7,331)	(102,815)	(12,472)	(14,353)

Balances, December 31, 2003, as restated(1)	473,047	$473	$1,377,336	$(7,331)	$(559,507)	$192,793	$1,003,764
Comprehensive income:
Net income					6,372		6,372
Unrealized gains on derivative instruments, net of tax						3,918	3,918
Unrealized losses on investments, net of tax						(9)	(9)
Foreign currency translation adjustments						79,950	79,950

Total comprehensive income							90,231
Amortization of unearned stock-based compensation				2,110			2,110
Non-employee stock-based compensation expense			68				68
Credit to stock compensation due to variable accounting			(773)				(773)
Reversal of unearned stock-based compensation expense due to employee terminations			(143)	143			—
Sales of common stock:
Exercise of options	1,973	2	4,193				4,195
Employee stock purchase plan	2,906	3	7,970				7,973

Balances, December 31, 2004, as restated(1)	477,926	$478	$1,388,651	$(5,078)	$(553,135)	$276,652	$1,107,568
Comprehensive loss:
Net loss					(33,351)		(33,351)
Minimum pension liability adjustments						(2,647)	(2,647)
Realization of gains on derivative instruments, net of tax						(3,918)	(3,918)
Unrealized gains on investments, net of tax						335	335
Foreign currency translation adjustments						(144,367)	(144,367)

Total comprehensive loss							(183,948)
Amortization of unearned stock-based compensation				1,779			1,779
Non-employee stock-based compensation expense			543				543
Credit to stock compensation due to variable accounting			(472)				(472)
Reversal of unearned stock-based compensation expense due to employee terminations			(357)	357			—
Sales of common stock:
Exercise of options	1,758	3	3,507				3,510
Employee stock purchase plan	3,682	2	8,389				8,391

Balances, December 31, 2005, as restated(1)	483,366	$483	$1,400,261	$(2,942)	$(586,486)	$126,055	$937,371
Comprehensive loss:
Net income					14,650		14,650
Minimum pension liability adjustments						561	561
Unrealized gains on investments, net of tax						1,315	1,315
Foreign currency translation adjustments						80,631	80,631
Foreign currency translation gains credited to asset impairment charges (see Note 16)						(97,725)	(97,725)

Total comprehensive loss							(568)
Cumulative effect adjustment on adoption of SFAS No. 158, net of income taxes						(3,600)	(3,600)
Stock-based compensation expense			9,485				9,485
Sales of common stock:
Exercise of options	3,406	4	7,382				7,386
Employee stock purchase plan	2,072	2	3,818				3,820
Elimination of unearned stock-based compensation upon adoption of SFAS No. 123R			(2,942)	2,942			—

Balances, December 31, 2006	488,844	$489	$1,418,004	$—	$(571,836)	$107,237	$953,894

(1)	See Note 2 “Restatements of Consolidated Financial Statements,” to Consolidated Financial Statements

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, employee data, and where otherwise indicated)

Note 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Atmel Corporation (“Atmel” or “the Company”) designs, develops, manufactures and markets a broad range of high-performance logic, radio frequency and nonvolatile memory integrated circuits using complementary metal-oxide semiconductor (“CMOS”) and other technologies. Atmel’s products are used in a broad range of applications in the telecommunications, computing, networking, consumer and automotive electronics and other markets. Atmel’s customers comprise a diverse group of United States of America (“U.S.”) and non-U.S. original equipment manufacturers (“OEMs”) and distributors.

In the third quarter of 2006, the Company completed the divestiture of its Grenoble, France, subsidiary. Results from the Grenoble subsidiary are excluded from the amounts from continuing operations disclosed herein, and have been reclassified as Results from Discontinued Operations. See Note 18 for further discussion.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Atmel and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts included in the consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004, have been reclassified to conform to the current presentation. These reclassifications had no impact on net income (loss), total assets, or stockholders’ equity. See Note 18 for further information regarding the reclassification of financial information for Discontinued Operations related to the sale of our Grenoble subsidiary in July 2006. The Company has also reclassified assets and liabilities to be disposed of by sale in the consolidated balance sheet as of December 31, 2006. See Note 16 for further discussion of assets held for sale.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include reserves for inventory, the sales return reserve, restructuring charges, stock-based compensation expense, allowances for doubtful accounts receivable, warranty reserves, estimates for useful lives associated with long-lived assets, asset impairments, certain accrued liabilities and income taxes and tax valuation allowances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

For certain of Atmel’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current assets and current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Investments in debt securities are carried at fair value based on quoted market prices. The fair value of the Company’s debt approximates book value as of December 31, 2006 and 2005. The estimated fair value has been determined by the Company using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that Atmel could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Short-Term Investments

All of the Company’s investments in debt and equity securities in publicly-traded companies are classified as available-for-sale. Available-for-sale securities with maturities greater than twelve months are classified as short- term when they represent investments of cash that are intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrealized gains (losses), net of related tax, included as a component of accumulated other comprehensive income (loss).

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

Investments in Privately-Held Companies

Investments in privately-held companies are accounted for at historical cost or, if Atmel has significant influence over the investee, using the equity method of accounting. Atmel’s proportionate share of income or losses from investments accounted for under the equity method, and any gain or loss on disposal, are recorded in interest and other expenses, net. Investments in privately held companies are included in intangible and other assets on the Company’s consolidated balance sheets.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For investments in privately-held companies, the Company monitors for impairment periodically and reduces their carrying values to fair value when the declines are determined to be other-than-temporary.

Revenue Recognition

The Company sells its products to OEMs and distributors and recognizes revenue when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Reserves for sales returns and allowances are estimated and re-evaluated each reporting period.

For sales to certain distributors (primarily based in the U.S.) with agreements allowing for price protection and product returns, the Company recognizes revenue at the time the distributor sells the product to its end customer. Revenue is not recognized upon shipment since, due to price protection rights, the sales price is not substantially fixed or determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is recognized when the distributor sells the product to an end-user, at which time the sales price becomes fixed. At the time of shipment to these distributors, the Company records a trade receivable for the selling price as there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and records the gross margin in deferred income on shipments to distributors on the consolidated balance sheets. This balance represents the gross margin on the sale to the distributor; however, the amount of gross margin recognized by the Company in future periods could be less than the deferred margin as a result of price protection concessions related to market pricing conditions. The Company does not reduce deferred margin by estimated price protection; instead, such price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. Sales to certain other primarily non-U.S. based distributors carry either no or very limited rights of return. The Company has historically been able to estimate returns and other credits from these distributors and accordingly has historically recognized revenue from sales to these distributors upon shipment, with a related allowance for potential returns established at the time of sale.

Royalty Expense Recognition

The Company has entered into a number of technology license agreements with unrelated third parties. Generally, the agreements require a one-time or annual license fee. In addition, Atmel may be required to pay a royalty on sales of certain products that are derived under these licensing arrangements. The royalty expense is accrued in the period in which the revenues incorporating the technology are recognized, and is included in accrued and other liabilities on the consolidated balance sheet.

Grant Recognition

Subsidy grants from government organizations are amortized as a reduction of expenses over the period the related obligations are fulfilled. During the year ended December 31, 2006, Atmel entered into new grant agreements and modified existing agreements, with several European government agencies. Recognition of future subsidy benefits will depend on Atmel’s achievement of certain capital investment, research and development spending and employment goals. During the years ended December 31, 2006, 2005 and 2004, Atmel recognized the following amount of subsidy grant benefits as a reduction of either cost of revenues or research and development expenses, depending on the nature of the grant:

Years Ended December 31,	2006	2005	2004

Cost of revenues	$9,654	$11,109	$7,989
Research and development expenses	14,573	25,538	14,629

Total	$24,227	$36,647	$22,618

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

Atmel expenses all advertising costs as incurred. Advertising costs were not significant in 2006, 2005 and 2004.

Foreign Currency Translation

Most of Atmel’s major international subsidiaries report their local currencies as their respective functional currencies. Financial statements of these foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period. The effect of translating the accounts of these foreign subsidiaries into U.S. dollars has been included in the consolidated statements of stockholders’ equity and comprehensive income (loss) as a cumulative foreign currency translation adjustment. Gains and losses from remeasurement of assets and liabilities denominated in currencies other than the respective functional currencies are included in the consolidated statements of operations. Losses due to foreign currency remeasurement included in interest and other expenses, net for the years ended December 31, 2006, 2005 and 2004 were $9,364, $1,306 and $2,128, respectively.

Stock-Based Compensation

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

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective transition method. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123R. However, in accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods do not include the impact of SFAS No. 123R. Accordingly, prior periods do not include equity compensation amounts comparable to those included in the consolidated financial statements for the year ended December 31, 2006.

The Company has elected to adopt FSP No. FAS 123(R)-3 to calculate the Company’s pool of windfall tax benefits.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. Prior to January 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as permitted under SFAS No. 123 (and further amended by SFAS No. 148).

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 31, 2006 included a combination of payment awards granted prior to January 1, 2006 and payment awards granted subsequent to January 1, 2006. For stock-based payment awards granted prior to January 1, 2006, the Company attributes the value of stock-based compensation, determined under SFAS No. 123R, to expense using the accelerated multiple-option approach. Compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the year ended December 31, 2006 includes the impact of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to 2006, the Company accounted for forfeitures as they occurred. The adoption of SFAS No. 123R requires the Company to reflect the net cumulative impact of estimating forfeitures in the determination of period expense by reversing the previously recognized cumulative compensation expense related to those forfeitures, rather than recording forfeitures when they occur as previously permitted. The Company did not record this cumulative impact upon adoption, as the amount was insignificant. Stock options granted in periods prior to 2006 were measured based on SFAS No. 123 criteria, whereas stock options granted subsequent to January 1, 2006 were measured based on SFAS No. 123R criteria. See Note 8 for further discussion of Atmel’s stock-based compensation arrangements.

Certain Risks and Concentrations

Atmel sells its products primarily to OEMs and distributors in North America, Europe and Asia, generally without requiring any collateral. Atmel performs ongoing credit evaluations and maintains adequate allowances for potential credit losses. No customer represented more than ten percent of accounts receivable as of December 31, 2006 and 2005, or net revenues for the years ended December 31, 2006, 2005 and 2004.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be due when such estimates are probable and reasonably estimable. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Consolidated Statements of Operations.

Long-Lived Assets

Atmel periodically evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Factors which could trigger an impairment review include the following: (i) significant negative industry or economic trends, (ii) exiting an activity in conjunction with a restructuring of operations, (iii) current, historical or projected losses that demonstrated continuing losses associated with an asset, (iv) significant decline in the Company’s market capitalization for an extended period of time relative to net book value, (v) recent changes in the Company’s manufacturing model, and (vi) management’s assessment of future manufacturing capacity requirements. When the Company determines that there is an indicator that the carrying value of long-lived assets may not be recoverable, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future undiscounted pre-tax cash flows of the related operations. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, and the fair values of certain assets based on appraisals and industry trends. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. The evaluation is performed at the lowest levels for which there are identifiable, independent cash flows. See Note 15 for further discussion of Atmel’s long-lived assets.

Costs that the Company incurs to acquire completed product and process technology are capitalized and amortized on a straight-line basis over two to five years. Capitalized product and process technology costs are amortized over the shorter of the estimated useful life of the technology or the term of the technology agreement.

Derivative Instruments

During 2005 and 2004, Atmel used forward exchange contracts to hedge existing and anticipated foreign currency-denominated transactions expected to occur within twelve months. The purpose of Atmel’s foreign currency hedging program was to reduce the risk from exchange rate fluctuations on certain forecasted transactions and foreign currency assets and liabilities. Financial Accounting Standards Board SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments.

In 2004, Atmel used forward exchange contracts to hedge a portion of forecasted transactions related to certain foreign currency operating expenses anticipated to occur within twelve months, primarily for European manufacturing subsidiaries. These contracts were designated as cash flow hedges under SFAS No. 133, and interpreted by other related accounting literature, and were designed to reduce the short-term impact of exchange rate changes on operating results. Atmel’s practice was to hedge exposures for the next 90 — 180 days. Average USD-euro foreign exchange rates for cash flow hedge contracts were $1.30 and $1.23 for 2005 and 2004, respectively, compared to the average USD-euro foreign exchange transaction rate of $1.25 and $1.24, respectively during the same periods, which resulted in an increase to cost of revenues of $18,491 in 2005 and an insignificant decrease to cost of revenues in 2004. As of December 31, 2005, Atmel had settled all remaining forward exchange contracts, and had no outstanding hedges in place. Atmel did not enter into any forward exchange contracts in 2006 and has no plans to enter into forward exchange contracts in the foreseeable future.

The Company recognized derivative instruments as either assets or liabilities in the consolidated balance sheet and measured those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For a derivative instrument designated as a fair value hedge, the gain or loss was recognized in interest and other expenses, net in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged.

Balance Sheet Hedges

Gains and losses on contracts intended to offset foreign exchange gains or losses from the revaluation of current assets and liabilities, including intercompany balances, denominated in currencies other than the functional currency are included in interest and other expenses, net, in the consolidated statements of operations. The Company’s balance sheet hedge contracts related to current assets and liabilities generally ranged from one to three months in original maturity. During the year ended December 31, 2005, the Company settled all of its outstanding balance sheet hedge contracts and incurred a realized loss of $29,533. This loss was offset primarily by unrealized gains associated with the revaluation of current assets and current liabilities denominated in foreign currencies other than the Company’s functional currency, resulting in net foreign exchange transaction losses of $1,306 during 2005. In 2004, the unrealized gain on the Company’s outstanding contracts was $3,497 offset by unrealized losses associated with the revaluation of current assets and liabilities denominated in foreign currencies other than the Company’s functional currency resulting in a net foreign exchange loss of $2,128. Both the realized and unrealized gain (loss) were included within interest and other expenses, net on the Company’s consolidated statements of operations, offset by the related realized and unrealized gain (loss) on the revaluation of the related current assets and liabilities. As of December 31, 2006, there were no outstanding balance sheet hedge contracts.

Cash Flow Hedges

The Company has periodically used forward exchange contracts to hedge forecasted transactions related to certain foreign currency operating expenses anticipated to occur within twelve months, primarily for European manufacturing subsidiaries, with forward contracts. These transactions are designated as cash flow hedges under SFAS No. 133. As of December 31, 2006 and 2005, all cash flow hedges had been settled. For the year ended December 31, 2005, the effective portion of the derivatives’ loss that was reclassified into cost of revenues in the consolidated statements of operations was $18,491. The ineffective portion of the gain or loss, if any, is reported in interest and other expenses, net immediately. For the year ended December 31, 2005, gains or losses recognized in earnings for hedge ineffectiveness and the time value excluded from effectiveness testing were not material.

Net Income (Loss) Per Share

Atmel accounts for net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options and convertible securities for all periods. No dilutive potential common shares were included in the computation of any diluted per share amount when a loss from continuing operations was reported by the Company. The Company utilizes income or loss from continuing operations as the “control number” in determining whether potential common shares are dilutive or anti-dilutive.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Warranties

The Company warrants finished goods against defects in material and workmanship under normal use and service typically for periods of 90 days to two years. A liability for estimated future costs under product warranties is recorded when products are shipped.

Research and Development and Software Development Costs

Costs incurred in the research and development of Atmel’s products are expensed as incurred. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility and capitalized in certain cases thereafter until the product is available for general release to customers. No software development costs were capitalized during the years ended December 31, 2006, 2005 and 2004 since costs incurred subsequent to establishment of technological feasibility were not material.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first quarter of 2007. While the Company is continuing to evaluate the impact of this Interpretation and guidance on its application, it does not expect that the adoption of FIN 48 will have a material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. The Company expects to adopt SFAS No. 157 beginning January 1, 2008. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for the year ended December 31, 2006. The impact of the adoption of SAB 108 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company expects to adopt SFAS No. 159 beginning January 1, 2008. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial statements.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The types of errors identified were as follows:

Improper Measurement Dates for Stock Option Grants.  The Company determined that material stock-based compensation adjustments were required in connection with certain stock option grants that the Company made during fiscal years 1993 through 2004. During the period under review, the Company determined that 101 out of 202 stock option grants resulted in a correction to the previously used measurement dates, of which 53 of the grants resulted in recording additional stock compensation expense. For those grants determined to have been retroactively recorded, the time period between the grant date and the corrected measurement date ranged from one day to over three years.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Costs of Restatement and Legal Activities

The Company incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Independent Investigation Team’s investigation, its internal review and recertification procedures, the preparation of the December 31, 2006 consolidated financial statements and the restated consolidated financial statements, the SEC investigation and the derivative litigation. These expenses were approximately $9,321 for the year ended December 31, 2006.

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

Prior to fiscal year 2002, the Company determined that it was more likely than not that it would realize the benefits of the future deductible amounts related to stock-based compensation expense. As a result, the Company recorded a cumulative tax benefit of $37,888 through March 31, 2002. In fiscal year 2002, the Company recorded a valuation allowance of approximately $25,532, related to tax benefits recognized in prior periods on the incremental stock-based compensation expense, as management believed at that time, based on the weight of available evidence, it was more likely than not that the deferred tax assets would not be realized. As a result of the valuation allowance, the Company recorded no income tax benefit in periods subsequent to 2002 relating to the incremental stock-based compensation expense. The cumulative income tax benefit recorded by the Company, related to stock-based compensation expense, for periods prior to 2006 was $12,356.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The financial statement impact of the restatement of stock-based compensation expense and related payroll and income taxes, as well as other accounting adjustments, by year, is as follows (in thousands):

			Adjustment to
			Income Tax	Adjustment to
			Expense (Benefit)	Stock-Based
			Relating to	Compensation
	Adjustment to	Adjustment to	Stock-Based	Expense,	Other	Total
	Stock-Based	Payroll Tax	Compensation	Net of	Adjustments,	Restatement
Fiscal	Compensation	Expense	and Payroll Tax	Payroll and	Net of Income	Expense
Year	Expense	(Benefit)	Expense	Income Taxes	Taxes	(Benefit)

1993	$268	$1	$(110)	$159
1994	556	151	(293)	414
1995	1,944	688	(799)	1,833
1996	3,056	1,735	(1,449)	3,342
1997	5,520	1,968	(2,516)	4,972
1998	18,695	671	(6,147)	13,219
1999	18,834	1,832	(6,955)	13,711
2000	27,379	7,209	(11,576)	23,012
2001	19,053	1,655	(5,988)	14,720
2002	5,555	1,603	23,477	30,635
2003	12,416	(1,980)	—	10,436

Cumulative through December 31, 2003	113,276	15,533	(12,356)	116,453	$(13,638)	$102,815

2004	1,405	(10,395)	—	(8,990)	184	(8,806)
2005	1,561	(3,190)	—	(1,629)	2,082	453

Total	$116,242	$1,948	$(12,356)	$105,834	$(11,372)	$94,462

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial statement impact of the restatement on previously reported stock-based compensation expense, including income tax impact by year, is as follows (in thousands):

				Income Tax
	Stock-Based			Expense
	Compensation	Stock-Based	Stock-Based	(Benefit) Relating	Stock-Based
	Expense	Compensation	Compensation	to Stock-Based	Compensation
Fiscal	as Previously	Expense	Expense, as	Compensation	Expense, Net of
Year	Reported	Adjustments	Restated	Expense	Income Tax

1993	$—	$268	$268	$(110)	$158
1994	—	556	556	(230)	326
1995	—	1,944	1,944	(527)	1,417
1996	—	3,056	3,056	(780)	2,276
1997	—	5,520	5,520	(1,740)	3,780
1998	—	18,695	18,695	(5,889)	12,806
1999	—	18,834	18,834	(6,228)	12,606
2000	—	27,379	27,379	(8,770)	18,609
2001	—	19,053	19,053	(5,385)	13,668
2002	—	5,555	5,555	23,477	29,032
2003	3,301	12,416	15,717	—	15,717

Cumulative through December 31, 2003	3,301	113,276	116,577	(6,182)	110,395

2004	—	1,405	1,405	—	1,405
2005	289	1,561	1,850	—	1,850

Total	$3,590	$116,242	$119,832	$(6,182)	$113,650

As a result of these adjustments, the Company’s audited consolidated financial statements and related disclosures as of December 31, 2005 and for each of the two years in the period ended December 31, 2005, have been restated.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock-based compensation expenses and related payroll and income tax impact for the fiscal years 1993 through 2003 (in thousands):

Years Ended December 31,	2003	2002	2001	2000	1999	1998

Total additional stock-based compensation expense resulting from:
Improper measurement dates for stock options	$3,368	$10,032	$12,249	$14,574	$12,622	$5,275
Stock option repricing errors	8,539	(5,154)	6,547	10,423	4,829	13,170
Other modifications to stock options	509	677	257	2,382	1,383	250
Payroll tax expense (benefit)	(1,980)	1,603	1,655	7,209	1,832	671

Total pre-tax stock option related adjustments	10,436	7,158	20,708	34,588	20,666	19,366
Income tax expense (benefit)	—	23,477	(5,988)	(11,576)	(6,955)	(6,147)

Total stock option related adjustments, net of income taxes	$10,436	$30,635	$14,720	$23,012	$13,711	$13,219

Years Ended December 31,	1997	1996	1995	1994	1993

Total additional stock-based compensation expense resulting from:
Improper measurement dates for stock options	$4,494	$3,056	$1,944	$556	$268
Stock option repricing errors	—	—	—	—	—
Other modifications to stock options	1,026	—	—	—	—
Payroll tax expense	1,968	1,735	688	151	1

Total pre-tax stock option related adjustments	7,488	4,791	2,632	707	269
Income tax benefit	(2,516)	(1,449)	(799)	(293)	(110)

Total stock option related adjustments, net of income taxes	$4,972	$3,342	$1,833	$414	$159

Government Inquiries Relating to Historical Stock Option Practices

In January 2007, the Company received a subpoena from the Department of Justice (“DOJ”) requesting information relating to its past stock option grants and related accounting matters. In August 2006, the Company received a letter from the SEC making an informal inquiry and request for information on the same subject matters. In August 2006, the Company received Information Document Requests from the Internal Revenue Service (“IRS”) regarding the Company’s investigation into misuse of corporate travel funds and investigation into backdating of stock options. The Company is cooperating fully with DOJ, SEC and IRS inquiries and intends to continue to do so. These inquiries likely will require the Company to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may adversely affect our results of operations and cash flow. The Company cannot predict how long it will take or how much more time and resources it will have to expend to resolve these government inquiries, nor can the Company predict the outcome of these inquiries.

Late SEC Filings and NASDAQ Delisting Proceedings

Due to the Audit Committee investigation and the resulting restatements, the Company did not file on time this Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q for the quarters ended June 30 and

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2006. As a result, the Company received four NASDAQ Staff Determination letters, dated May 14, 2007, March 8, 2007, November 14, 2006, and August 14, 2006, respectively, stating that it was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that its stock was subject to delisting from the NASDAQ Global Select Market. In response to the first notice of non-compliance, the Company requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). Following the hearing, the Panel granted the Company’s request for continued listing subject to the requirements that Atmel provide the Panel with certain information relating to the Audit Committee’s investigation, which was subsequently submitted to the Panel, and that the Company files the Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006 and any necessary restatements by February 9, 2007. On January 22, 2007, the NASDAQ Listing and Hearing Review Council (the “Listing Council”) determined to call the matter for review. The Listing Council also determined to stay the Panel decision that required the Company to file the Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006, by February 9, 2007. In connection with the call for review, the Listing Council requested that the Company provide an update on its efforts to file the delayed reports, which it did on March 2, 2007. On May 10, 2007, the Company received the decision of the Listing Council in response to its request for continued listing on the NASDAQ Global Select Market. Specifically, the Listing Council granted the Company’s request for an extension within which to satisfy NASDAQ’s filing requirement, through June 8, 2007. On June 4, 2007, the Board of Directors of The NASDAQ Stock Market (the “Nasdaq Board”) informed the Company that it had called the Listing Council’s decision for review and had determined to stay any decision to suspend the Company’s securities from trading, pending consideration by the Nasdaq Board in July 2007.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect the impact of the restatement on the Company’s consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004.

Consolidated Statement of Operations

					As Restated and
				Discontinued	Adjusted for
	As Previously	Restatement	As	Operations	Discontinued
Year Ended December 31, 2005	Reported	Adjustments(2)	Restated	Adjustments(1)	Operations
(In thousands, except per share data)

Net revenues	$1,675,715	$—	$1,675,715	$(114,608)	$1,561,107
Operating expenses
Cost of revenues*	1,241,970	344	1,242,314	(76,976)	1,165,338
Research and development*	276,608	(1,070)	275,538	(7,374)	268,164
Selling, general and administrative*	192,327	257	192,584	(7,708)	184,876
Asset impairment charges	12,757	—	12,757	—	12,757
Restructuring and other charges and los on sale	18,209	(189)	18,020	(338)	17,682

Total operating expenses	1,741,871	(658)	1,741,213	(92,396)	1,648,817

Income (loss) from operations	(66,156)	658	(65,498)	(22,212)	(87,710)
Legal awards and settlements	44,369	—	44,369	—	44,369
Interest and other expenses, net	(18,801)	10	(18,791)	(558)	(19,349)

Income (loss) from continuing operations before income taxes	(40,588)	668	(39,920)	(22,770)	(62,690)
Benefit from (provision for) income taxes	7,690	(1,121)	6,569	6,494	13,063

Income (loss) from continuing operations	(32,898)	(453)	(33,351)	(16,276)	(49,627)
Income from discontinued operations, net of income taxes	—	—	—	16,276	16,276

Net income (loss)	$(32,898)	$(453)	$(33,351)	$—	$(33,351)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.07)	$(0.00)	$(0.07)	$(0.03)	$(0.10)
Income from discontinued operations, net of income taxes	—	—	—	0.03	0.03

Net income (loss)	$(0.07)	$(0.00)	$(0.07)	$—	$(0.07)

Weighted-average shares used in basic net income (loss) per share calculations	481,534	481,534	481,534	481,534	481,534

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.07)	$(0.00)	$(0.07)	$(0.03)	$(0.10)
Income from discontinued operations, net of income taxes	—	—	—	0.03	0.03

Net income (loss)	$(0.07)	$(0.00)	$(0.07)	$—	$(0.07)

Weighted-average shares used in diluted net income (loss) per share calculations	481,534	481,534	481,534	481,534	481,534

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	Includes the following amounts related to stock-based compensation expense (excluding payroll taxes):

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Cost of revenues*	$—	$272	$272
Research and development*	—	373	373
Selling, general and administrative*	289	916	1,205

(1)	Amounts have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary. Results from the Grenoble subsidiary are classified as Discontinued Operations. See Note 18 for further discussion.

(2)	Restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Statement of Operations

					As Restated and
	As	Restatement		Discontinued	Adjusted for
	Previously	Adjustments	As	Operations	Discontinued
Year Ended December 31, 2004	Reported	(2)(3)	Restated	Adjustments(1)	Operations
(In thousands, except per share data)

Net revenues	$1,649,722	$—	$1,649,722	$(97,282)	$1,552,440
Operating expenses
Cost of revenues*	1,181,746	734	1,182,480	(69,007)	1,113,473
Research and development*	247,447	(8,021)	239,426	(9,704)	229,722
Selling, general and administrative*	174,598	2,249	176,847	(7,738)	169,109

Total operating expenses	1,603,791	(5,038)	1,598,753	(86,449)	1,512,304

Income from operations	45,931	5,038	50,969	(10,833)	40,136
Interest and other expenses, net	(20,234)	—	(20,234)	(1,060)	(21,294)

Income from continuing operations before income taxes	25,697	5,038	30,735	(11,893)	18,842
Benefit from (provision for) income taxes	(28,131)	2,667	(25,464)	1,120	(24,344)

Income (loss) from continuing operations	(2,434)	7,705	5,271	(10,773)	(5,502)
Income from discontinued operations, net of income taxes	—	1,101	1,101	10,773	11,874

Net income (loss)	$(2,434)	$8,806	$6,372	$—	$6,372

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.02	$0.01	$(0.02)	$(0.01)
Income from discontinued operations, net of income taxes	—	0.00	0.00	0.02	0.02

Net income (loss)	$(0.01)	$0.02	$0.01	$—	$0.01

Weighted-average shares used in basic net income (loss) per share calculations	476,063	476,063	476,063	476,063	476,063

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$0.02	$0.01	$(0.02)	$(0.01)
Income from discontinued operations, net of income taxes	—	0.00	0.00	0.02	0.02

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					As Restated and
	As	Restatement		Discontinued	Adjusted for
	Previously	Adjustments	As	Operations	Discontinued
Year Ended December 31, 2004	Reported	(2)(3)	Restated	Adjustments(1)	Operations
(In thousands, except per share data)

Net income (loss)	$(0.01)	$0.02	$0.01	$—	$0.01

Weighted-average shares used in diluted net income (loss) per share calculations	476,063	476,063	476,063	476,063	476,063

*	Includes the following amounts related to stock-based compensation expense (benefit) (excluding payroll taxes):

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Cost of revenues*	$—	$325	$325
Research and development*	—	(746)	(746)
Selling, general and administrative*	—	1,826	1,826

(1)	Amounts have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary. Results from the Grenoble subsidiary are classified as Discontinued Operations. See Note 18 for further discussion.

(2)	Restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

(3)	As part of the restatement, in the year ended December 31, 2004, the Company recorded additional non-cash adjustments that were previously identified and considered not to be material to our consolidated financial statements, relating primarily to the timing of grant benefits, accruals for litigation and other expenses, and income tax adjustments.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheet

					As Restated and
				Discontinued	Adjusted for
	As Previously	Restatement	As	Operations	Discontinued
December 31, 2005	Reported	Adjustments(2)	Restated	Adjustments(1)	Operations
(In thousands, except per share data)

ASSETS
Current assets
Cash and cash equivalents	$300,323	$—	$300,323	$—	$300,323
Short-term investments	47,932	—	47,932	—	47,932
Accounts receivable, net of allowance for doubtful accounts of $3,976	235,341	—	235,341	(212)	235,129
Inventories	309,702	—	309,702	(21,482)	288,220
Current assets of discontinued operations	—	—	—	28,800	28,800
Other current assets	105,407	1,828	107,235	(7,106)	100,129

Total current assets	998,705	1,828	1,000,533	—	1,000,533
Fixed assets, net	890,948	—	890,948	(16,330)	874,618
Non-current assets of discontinued operations	—	—	—	16,330	16,330
Intangible and other assets	37,692	4,763	42,455	—	42,455

Total assets	$1,927,345	$6,591	$1,933,936	$—	$1,933,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$112,107	$—	$112,107	$—	$112,107
Convertible notes	142,401	—	142,401	—	142,401
Trade accounts payable	140,717	—	140,717	(14,993)	125,724
Accrued and other liabilities	201,398	8,812	210,210	(22,845)	187,365
Current liabilities of discontinued operations	—	—	—	37,838	37,838
Deferred income on shipments to distributors	18,345	—	18,345	—	18,345

Total current liabilities	614,968	8,812	623,780	—	623,780
Long-term debt less current portion	133,184	—	133,184	—	133,184
Convertible notes less current portion	295	—	295	—	295
Non-current liabilities of discontinued operations	—	—	—	4,493	4,493
Other long-term liabilities	238,607	699	239,306	(4,493)	234,813

Total liabilities	987,054	9,511	996,565	—	996,565

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 483,366 at December 31, 2005	483	—	483	—	483
Additional paid-in capital	1,293,420	106,841	1,400,261	—	1,400,261
Unearned stock-based compensation	—	(2,942)	(2,942)	—	(2,942)
Accumulated other comprehensive income	138,412	(12,357)	126,055	—	126,055
Accumulated deficit	(492,024)	(94,462)	(586,486)	—	(586,486)

Total stockholders’ equity	940,291	(2,920)	937,371	—	937,371

Total liabilities and stockholders’ equity	$1,927,345	$6,591	$1,933,936	$—	$1,933,936

(1)	Amounts have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary. Assets and liabilities of the Grenoble subsidiary are reclassified as assets and liabilities of discontinued operations. See Note 18 for further discussion.

(2)	Restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As Previously	Adjustments	As	As Previously	Adjustments	As
	Reported	(1)	Restated	Reported	(1)(2)	Restated
(In thousands)

Cash flows from operating activities
Net income (loss)	$(32,898)	$(453)	$(33,351)	$(2,434)	$8,806	$6,372
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	290,748	—	290,748	298,426	—	298,426
Asset impairment charges	12,757	—	12,757	—	—	—
Non-cash restructuring charges	4,068	—	4,068	—	—	—
Deferred taxes	2,711	(20)	2,691	(21,891)	3,054	(18,837)
Gain on sales of fixed assets	(2,405)	—	(2,405)	(664)	—	(664)
Other non-cash losses (gains)	(4,120)	—	(4,120)	(1,567)	—	(1,567)
Recovery of doubtful accounts receivable	(5,575)	—	(5,575)	(4,889)	—	(4,889)
Accrued interest on zero coupon convertible debt	9,893	—	9,893	9,800	—	9,800
Accrued interest on other long-term debt	2,415	—	2,415	2,094	—	2,094
Stock-based compensation expense	289	1,561	1,850	—	1,405	1,405
Changes in operating assets and liabilities
Accounts receivable	1,737	—	1,737	(11,149)	—	(11,149)
Inventories	25,984	—	25,984	(70,456)	—	(70,456)
Current and other assets	(15,942)	20	(15,922)	(29,603)	(3,054)	(32,657)
Trade accounts payable	(61,538)	—	(61,538)	39,241	—	39,241
Accrued and other liabilities	(3,210)	961	(2,249)	6,354	(4,844)	1,510
Income tax payable	(22,062)	(2,069)	(24,131)	13,207	(5,367)	7,840
Deferred income on shipments to distributors	(2,779)	—	(2,779)	1,967	—	1,967

Net cash provided by operating activities	200,073	—	200,073	228,436	—	228,436

Cash flows from investing activities
Acquisitions of fixed assets	(169,126)	—	(169,126)	(241,428)	—	(241,428)
Proceeds from the sale of fixed assets	2,238	—	2,238	4,558	—	4,558
Proceeds from the sale of interest in privately held companies	6,746	—	6,746	—	—	—
Acquisitions of intangible assets	(7,821)	—	(7,821)	(8,150)	—	(8,150)
Decrease in restricted cash	—	—	—	26,835	—	26,835
Purchase of short-term investments	(16,110)	—	(16,110)	(53,834)	—	(53,834)
Sale or maturity of short-term investments	26,790	—	26,790	41,283	—	41,283

Net cash used in investing activities	(157,283)	—	(157,283)	(230,736)	—	(230,736)

Cash flows from financing activities
Proceeds from equipment financing and other debt	146,242	—	146,242	70,000	—	70,000
Principal payments on capital leases and other debt	(139,308)	—	(139,308)	(140,716)	(35)	(140,751)
Repurchase of convertible notes	(80,846)	—	(80,846)	—	—	—
Issuance of common stock	11,901	—	11,901	12,133	35	12,168

Net cash used in financing activities	(62,011)	—	(62,011)	(58,583)	—	(58,583)

Effect of exchange rate changes on cash and cash equivalents	(26,806)	—	(26,806)	21,346	—	21,346

Net decrease in cash and cash equivalents	(46,027)	—	(46,027)	(39,537)	—	(39,537)

Cash and cash equivalents at beginning of year	346,350	—	346,350	385,887	—	385,887

Cash and cash equivalents at end of year	$300,323	$—	$300,323	$346,350	$—	$346,350

(1)	Restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

(2)	As part of the restatement, in the year ended December 31, 2004, the Company recorded additional non-cash adjustments that were previously identified and considered not to be material to our consolidated financial

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements, relating primarily to the timing of grant benefits, accruals for litigation and other expenses, and income tax adjustments.

Note 3  BALANCE SHEET DETAIL

Balance sheet accounts presented below exclude assets and liabilities held for sale and assets and liabilities of Discontinued Operations.

Inventories are comprised of the following:

December 31,	2006	2005

Raw materials and purchased parts	$13,434	$11,972
Work-in-progress	245,760	207,084
Finished goods	80,605	69,164

	$339,799	$288,220

At December 31, 2005, inventories classified as Current Assets of Discontinued Operations totaled $21,482.

Other current assets consist of the following:

December 31,	2006	2005
		As restated

Value-added tax receivable	$50,235	$54,275
Deferred income tax assets	6,649	2,976
Grants receivable	6,540	12,755
Prepaid assets	7,005	5,413
Other	48,536	24,710

	$118,965	$100,129

Intangible and other assets consist of the following:

December 31,	2006	2005
		As restated

Intangible assets, net	$6,024	$11,770
Investment in privately-held companies	6,122	5,817
Deferred income tax assets, net of current portion	7,965	19,109
Other	7,743	5,759

	$27,854	$42,455

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued and other liabilities consist of the following:

December 31,	2006	2005
		As restated

Advance payments from customers	$10,000	$10,000
Income taxes payable	24,447	6,024
Deferred income tax liability, current portion	569	4,535
Value-added tax payable	10,738	4,565
Accrued salaries and benefits	72,918	66,437
Deferred grants	11,278	21,128
Warranty reserves and accrued returns, royalties and licenses	19,223	19,226
Accrual for restructuring and other charges	12,185	4,716
Other	69,879	50,734

	$231,237	$187,365

Other long-term liabilities consist of the following:

December 31,	2006	2005
		As restated

Advance payments from customers	$64,668	$74,668
Income taxes payable	95,691	83,890
Accrued pension liability	51,970	43,831
Long-term technology license payable	3,808	7,325
Accrual for restructuring and other charges	7,875	8,896
Other	12,924	16,203

	$236,936	$234,813

At December 31, 2005, other current assets, accrued and other liabilities and other long-term liabilities of $7,106, $22,845 and $4,493, respectively, related to the Grenoble, France, subsidiary are now classified within Assets and Liabilities of Discontinued Operations.

During the years ended December 31, 2006 and 2005, the Company sold its interest in two privately held companies and realized cash proceeds on these sales of $1,799 and $6,746, respectively.

The customer advances relate to supply agreements into which Atmel entered with a specific customer in 2000. The supply agreements call for the Company to make available to the customer a minimum quantity of products. Minimum payments are required each year on these agreements, with additional payments to be made if the customer exceeds certain purchasing levels. As of December 31, 2006, Atmel had remaining $74,668 in customer advances received, of which $10,000 is recorded in accrued and other liabilities and $64,668 in other long-term liabilities. Minimum payments required to be made annually are the greater of 15% of the value of product shipped to the customer or $10,000, until such time that the advances have been fully repaid. The Company repaid $10,000 in each of the three years ended December 31, 2006, under these agreements.

Also included in other long-term liabilities is a note payable to a company in which Atmel has an equity investment. The outstanding amount due was $6,449 and $5,744 at December 31, 2006 and 2005, respectively. In addition, the Company paid $23,094, $23,763 and $20,823 to this company in the years ended December 31, 2006, 2005 and 2004, respectively, relating to a cost sharing arrangement for facility services at the Heilbronn, Germany facility.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4  SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2006 and 2005 primarily comprise U.S. and foreign corporate debt securities, U.S. Government and municipal agency debt securities, commercial paper, and guaranteed variable annuities.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders’ equity on the Company’s consolidated balance sheets and as a component of other comprehensive income (loss). Realized gains are recorded based on the specific identification method. During 2006, 2005 and 2004, the Company had no significant net realized gains on short-term investments. The carrying amount of the Company’s investments is shown in the table below:

	December 31, 2006		December 31, 2005
	Book Value	Market Value	Book Value	Market Value

U.S. Government debt securities	$1,400	$1,396	$884	$880
State and municipal debt securities	3,450	3,450	4,950	4,950
Corporate equity securities	87	892	—	—
Corporate debt securities and other obligations	49,170	50,526	41,256	42,102

	54,107	56,264	47,090	47,932
Unrealized gains	2,176	—	871	—
Unrealized losses	(19)	—	(29)	—

Net unrealized gains	2,157	—	842	—

Total	$56,264	$56,264	$47,932	$47,932

Contractual maturities (at book value) of available-for-sale debt securities as of December 31, 2006, were as follows:

Due within one year	$7,832
Due in 1-5 years	4,417
Due in 5-10 years	3,646
Due after 10 years	38,212

Total	$54,107

Atmel has classified all investments with maturity dates of 90 days or more as short-term since it has the ability to redeem them within the year.

The following table shows the gross unrealized losses and fair value of the Company’s investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category as of December 31, 2006:

	Less than 12 Months		Greater than 12 Months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

U.S. government and agency securities	$3,876	$(4)	$—	$—
Corporate and municipal debt securities	6,999	(14)	700	(1)

	$10,875	$(18)	$700	$(1)

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company considers the unrealized losses in the table above to not be “other than temporary” due primarily to their nature, quality and short-term holding.

Note 5  FIXED ASSETS

December 31,	2006	2005

Land	$35,067	$55,739
Buildings and improvements	628,709	725,754
Machinery and equipment	1,393,190	1,665,898
Furniture and fixtures	151,498	143,771
Construction-in-progress	10,658	6,626

	2,219,122	2,597,788
Less: accumulated depreciation and amortization	(1,704,773)	(1,723,170)

Fixed assets, net	$514,349	$874,618

Depreciation expense on fixed assets for the years ended December 31 2006, 2005 and 2004, was $215,487, $272,319 and $280,025, respectively. Fixed assets include building and improvements, and machinery and equipment acquired under capital leases of $213,828 and $281,605 at December 31, 2006 and 2005, respectively, with accumulated depreciation of $136,133 and $187,567, respectively. The Company has classified $122,981 in fixed assets of the North Tyneside, United Kingdom, and the Irving, Texas, facilities as assets held for sale in the consolidated balance sheet as of December 31, 2006. At December 31, 2006, fixed assets acquired under capital leases and accumulated depreciation reclassified to assets held for sale totaled $906 and $352, respectively. See Note 16 for further discussion.

The Company assesses the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. The Company measures the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. In the fourth quarter of 2006, management performed an assessment of market values for the North Tyneside, United Kingdom, and Irving, Texas, fabrication facilities compared to current carrying values, and, as a result, recorded impairment charges of $72,277 and $10,305, respectively. See Note 16 for further discussion.

At December 31, 2005, fixed assets and accumulated depreciation and amortization of $87,619 and $71,289, respectively are now classified as Non-current Assets of Discontinued Operations. In the years ended December 31, 2006, 2005 and 2004, depreciation and amortization expense related to these assets and classified in Discontinued Operations, totaled $3,060, $5,879 and $6,360, respectively.

Note 6  INTANGIBLE ASSETS

Intangible assets as of December 31, 2006, consisted of the following:

	Gross	Accumulated	Net
Balances as of December 31, 2006	Assets	Amortization	Assets

Core/licensed technology	$89,581	$(83,557)	$6,024
Non-compete agreement	306	(306)	—
Patents	1,377	(1,377)	—

Total intangible assets	$91,264	$(85,240)	$6,024

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets as of December 31, 2005 consisted of the following:

	Gross	Accumulated	Net
Balances as of December 31, 2005	Assets	Amortization	Assets

Core/licensed technology	$87,679	$(76,318)	$11,361
Non-compete agreement	306	(306)	—
Patents	1,377	(968)	409

Total intangible assets	$89,362	$(77,592)	$11,770

Total amortization expense related to intangible assets is set forth in the table below:

	December 31,
Years Ended	2006	2005	2004

Core/licensed technology	$6,050	$11,818	$11,450
Non-compete agreement	—	142	138
Patents	409	459	452

Total amortization expense on intangible assets	$6,459	$12,419	$12,040

The following table presents the estimated future amortization of the intangible assets:

Years Ending December 31:

2007	$4,623
2008	1,203
2009	149
2010	45
2011	4

Total future amortization	$6,024

During 2006, Atmel acquired intangible assets, primarily core technology intellectual property for total consideration of $713. During 2005 and 2006, the Company also evaluated certain of its licensed intellectual property and determined that due to changes in the Company’s intended use of the technology, the related asset had reached the end of its useful life, and was written-off. This resulted in a reduction in the gross value of the asset of $9,000 and a charge of $825 to the consolidated statements of operations in 2005, and a reduction in the gross value of the assets of $650 and a charge of $181 to the consolidated statements of operations in 2006.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7  BORROWING ARRANGEMENTS

Information with respect to Atmel’s debt and capital lease obligations is shown in the following table:

December 31,	2006	2005

Various interest-bearing notes	$80,550	$97,070
Bank lines of credit	25,000	40,000
Convertible notes	—	142,696
Capital lease obligations	63,434	108,221

Total	168,984	387,987
Less: current portion of long-term debt	(38,311)	(112,107)
Less: debt obligations included in current liabilities related to assets held for sale	(70,340)	—
Less: convertible notes	—	(142,401)

Long-term debt and capital lease obligations due after one year	$60,333	$133,479

Long-term debt and capital lease obligations due after one year at December 31, 2006 and December 31, 2005 consist of the following:

December 31,	2006	2005

Long-term debt less current portion	$60,020	$133,184
Debt obligations included in non-current liabilities related to assets held for sale	313	—
Convertible notes less current portion	—	295

Long-term debt and capital lease obligations due after one year	$60,333	$133,479

Maturities of long-term debt and capital lease obligations are as follows:

Year Ending December 31,

2007	$116,757
2008	46,406
2009	7,912
2010	5,683
2011	4,603
Thereafter	2,962

184,323
Less: amount representing interest	(15,339)

Total	$168,984

Certain of the Company’s debt facilities contain terms that subject the Company to financial and other covenants. The Company was not in compliance with covenants requiring timely filing of U.S. GAAP financial statements as of December 31, 2006, and, as a result, the Company requested waivers from its lenders to avoid default under these facilities. Waivers were not received from all lenders, and as a result, the Company reclassified $22,544 of non-current liabilities related to assets held for sale to current liabilities related to assets held for sale on the consolidated balance sheet as of December 31, 2006.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 30, 2006, the Company entered into a 3-year term loan agreement for $25,000 with a European bank to finance equipment purchases. The interest rate on this loan is based on the London Interbank Offered Rate (“LIBOR”) plus 2.5%. Principal repayments are to be made in equal quarterly installments beginning September 30, 2006. The loan is collateralized by the financed assets and is subject to certain cross-default provisions. As of December 31, 2006, the outstanding balance on the term loan was $21,135 and was classified as an interest bearing note in the summary debt table above. As of December 31, 2006, the Company was not in compliance with this facility’s covenants and did not obtain a waiver from the lender. As a result of not receiving a waiver, the Company reclassified $12,500 (included within the $22,544 above) from non-current liabilities related to assets held for sale to current liabilities related to assets held for sale on the consolidated balance sheet as of December 31, 2006.

On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165,000 with certain European lenders. This facility is secured by the Company’s non-U.S. trade receivables. At December 31, 2006, the amount available under this facility was $115,505, based on eligible non-U.S. trade receivables. Borrowings under the facility bear interest at LIBOR plus 2% per annum, while the undrawn portion is subject to a commitment fee of 0.375% per annum. The terms of the facility subject the Company to certain financial and other covenants and cross-default provisions. As of December 31, 2006, there were no amounts outstanding under this facility. Commitment fees and amortization of up-front fees paid related to the Facility for the year ended December 31, 2006 totaled approximately $1,073, and are included in interest and other expenses, net in the consolidated statement of operations. As of December 31, 2006, the Company was not in compliance with the facility’s covenants but obtained a waiver from the lender.

In September 2005, the Company obtained a $15,000 term loan with a domestic bank. This term loan matures in September 2008. The interest rate on this term loan is LIBOR plus 2.25%. In December 2004, the Company had obtained a term loan with the same domestic bank in the amount of $20,000. Concurrent to this, the Company established a $25,000 revolving line of credit with this domestic bank, which has been extended until September 2008. The term loan matures in December 2007. The interest rate on the revolving line of credit is determined by the Company and must be either the domestic bank’s prime rate or LIBOR plus 2%. The interest rate on the term loan is 90-day euro Interbank Offered Rate (“EURIBOR”) plus 2.0%. All U.S. domestic account receivable balances secure amounts borrowed. The revolving line of credit and both term loans require the Company to meet certain financial ratios and to comply with other covenants on a periodic basis. As of December 31, 2006, the full $25,000 of the revolving line of credit was outstanding and $15,420 of the term loans was outstanding and was classified as an interest bearing note in the summary debt table above. As of December 31, 2006, the Company was not in compliance with the Facility’s covenants but obtained a waiver from the lender effective through August 31, 2007.

In June 2005, the Company entered into a euro 43,156 ($52,237) term loan agreement with a domestic bank. The interest rate is fixed at 4.10%. The Company has pledged certain manufacturing equipment as collateral. The loan is required to be repaid in equal installments of euro 3,841($4,649) per calendar quarter commencing on September 30, 2005, with the final payment due on June 28, 2008. As of December 31, 2006, the outstanding balance on the loan was $29,526 and was classified as an interest-bearing note in the summary debt table above. As of December 31, 2006, the Company was not in compliance with this facility’s covenants and did not obtain a waiver from the lender. As a result of not receiving a waiver, the Company reclassified $10,044 (included in the $22,544 above) from non-current liabilities related to assets held for sale to current liabilities related to assets held for sale on the consolidated balance sheet as of December 31, 2006.

In February 2005, the Company entered into an equipment financing arrangement in the amount of euro 40,685 ($54,005) which is repayable in quarterly installments over three years. The stated interest rate is EURIBOR plus 2.25%. This equipment financing is collateralized by the financed assets. As of December 31, 2006, the balance outstanding under the arrangement was $23,375 and was classified as a capital lease.

In September 2004, the Company entered into a euro 32,421 ($40,274) loan agreement with a European bank. The loan is to be repaid in equal principal installments of euro 970 ($1,205) per month plus interest on the unpaid balance, with the final payment due on October 1, 2007. The interest rate is fixed at 4.85%. The Company has

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pledged certain manufacturing equipment as collateral. This note requires Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis. As of December 31, 2006, the outstanding balance on the loan was $12,591 and was classified in current liabilities as an interest-bearing note in the summary debt table above. The Company was not in compliance with the covenants as of December 31, 2006.

In June 2003, the Company entered into a $15,000 revolving line of credit with a domestic bank. The full amount of the line of credit was repaid on June 25, 2006, and the line of credit expired.

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

In May 2001, the Company completed a sale of zero coupon convertible notes, due 2021, for approximately $200,027. The notes were convertible at any time, at the option of the holder, into the Company’s common stock at the rate of 22.983 shares per $1 (one thousand dollars) principal amount. The effective interest rate of the notes was 4.75% per annum. In December 2005, the Company repurchased a portion of these notes for an aggregate purchase price of $81,250 (including commissions) in privately negotiated transactions. On May 23, 2006, substantially all of the convertible notes outstanding were redeemed for $144,322. The remaining balance of $891 was called by the Company in June 2006. The gain on redemption of these notes was not significant.

The Company’s remaining $41,937 in outstanding debt obligations as of December 31, 2006 are comprised of $40,059 in capital leases and $1,878 in an interest bearing note. Included within the outstanding debt obligations are $110,478 of variable-rate debt obligations where the interest rates are based on either the LIBOR plus a spread ranging from 2.00% to 2.50% or the short-term EURIBOR plus a spread ranging from 0.90% to 2.25%. Approximately $126,745 of the Company’s total debt obligations have cross default provisions.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8  STOCK-BASED COMPENSATION

Prior Period Pro Forma Presentation

The pro forma information for the years ended December 31, 2005 and 2004 was as follows:

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(In thousands, except per share data)

Net income (loss) — as reported(1)	$(32,898)	$(453)	$(33,351)	$(2,434)	$8,806	$6,372
Add: employee stock-based compensation expense included in net loss-as reported, net of tax	289	1,018	1,307	—	1,337	1,337
Deduct: employee stock-based compensation expense based on fair value, net of tax	(16,347)	(267)	(16,614)	(20,383)	(378)	(20,761)

Net loss — pro forma	$(48,956)	$298	$(48,658)	$(22,817)	$9,765	$(13,052)

Net income (loss) per share — basic and diluted:
As reported	$(0.07)	$0.00	$(0.07)	$(0.01)	$0.02	$0.01
Pro forma	$(0.10)	$0.00	$(0.10)	$(0.05)	$0.02	$(0.03)
Weighted-average shares used in basic and diluted per share calculations	481,534	481,534	481,534	476,063	476,063	476,063

(1)	Net income (loss) and net income (loss) per share for the years ended December 31, 2005 and 2004 did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS No. 123 because the Company did not adopt the recognition provisions of SFAS No. 123.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Years Ended December 31,	2006	2005*	2004*

Risk-free interest	4.70%	3.86%	3.43%
Expected life (years)	5.57	5.16	4.47
Expected volatility	68%	92%	92%
Expected dividend yield	0.0%	0.0%	0.0%

*	The weighted average assumptions for the years ended December 31, 2005 and 2004 were determined in accordance with SFAS No. 123.

The Company’s weighted average assumptions during the year ended December 31, 2006 were determined in accordance with SFAS No. 123R and are further discussed below.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The weighted average estimated fair values of options granted in the years ended December 31, 2006, 2005 and 2004 were $3.53, $2.11 and $3.89, respectively.

The adoption of SFAS No. 123R did not impact the Company’s methodology to estimate the fair value of share-based payment awards under the Company’s ESPP. The fair value of each purchase under the ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. There were no ESPP offering periods that began in the year ended December 31, 2006. The following assumptions were utilized to determine the fair value of the Company’s ESPP shares:

Years Ended December 31,	2005	2004

Risk-free interest	3.54%	2.55%
Expected life (years)	0.5	0.5
Expected volatility	66%	54%
Expected dividend yield	0.0%	0.0%

The weighted-average fair values of ESPP purchases during 2005 and 2004 were $0.88 and $1.33, respectively.

Impact of adoption of SFAS No. 123R

The impact of adopting SFAS No. 123R in the year ended December 31, 2006 was a reduction in net income of $8,195 and a reduction in basic and diluted net income per share of $0.02.

Effective January 1, 2006, the unamortized unearned stock-based compensation of approximately $2,942 was eliminated against additional paid-in capital in connection with the adoption of SFAS No. 123R.

The components of the Company’s stock-based compensation expense in 2006 are summarized below:

Year Ended December 31,	2006

Employee stock options	$9,063
Employee stock purchase plan	302
Non-employee stock option modifications	120
Less: amounts capitalized in inventory	(367)

$9,118

SFAS No. 123R requires the benefits of tax deductions in excess of recognized stock-based compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock-based compensation expense is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation expense incurred during the year ended December 31, 2006, as the Company believes it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the distribution of stock-based compensation expense related to stock options and employee stock purchase plan under SFAS No. 123R for the year ended December 31, 2006:

Year Ended December 31,	2006

Cost of revenues	$2,084
Research and development	2,102
Selling, general and administrative	4,932

Total stock-based compensation expense, before income taxes	9,118
Tax benefit	—

Total stock-based compensation expense, net of income taxes	$9,118

As of December 31, 2006, total compensation expense related to unvested stock options not yet recognized was $37,734 and is expected to be recognized over a weighted-average period of approximately two years.

Non-employee stock-based compensation expense (based on fair value) included in net income (loss) for the years ended December 31, 2006, 2005, and 2004 was $120, $543 and $68, respectively.

Note 9  STOCKHOLDER RIGHTS PLAN

In September 1998, the Board of Directors approved a stockholder rights plan, and in October 1999, the Board of Directors approved an amended and restated rights plan, under which stockholders of record on September 16, 1998 received rights (“Rights”) to purchase one-thousandth of a share of Atmel’s Series A preferred stock for each outstanding share of Atmel’s common stock. The Rights are exercisable at an exercise price of $50, subject to adjustment. The Rights will separate from the common stock and Rights certificates will be issued and the Rights will become exercisable upon the earlier of: (1) fifteen (15) days (or such later date as may be determined by a majority of the Board of Directors) following a public announcement that a person or group of affiliated associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of Atmel’s outstanding common stock, or (2) fifteen (15) business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20 percent or more of the outstanding common stock of Atmel. The Rights expire on the earlier of (1) October 15, 2009, (2) redemption or exchange of the Rights, or (3) consummation of a merger, consolidation or assets sale resulting in expiration of the Rights.

Note 10  ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net loss and comprehensive income for Atmel arises from foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains on investments.

Comprehensive income (loss) is shown in the consolidated statements of stockholders’ equity and comprehensive income (loss).

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income at December 31, 2006 and 2005, net of tax are as follows:

	As of December 31,
	2006	2005
		As restated

Foreign currency translation	$110,766	$127,860
Minimum pension liability adjustments	—	(2,647)
Defined benefit pension plans	(5,686)	—
Net unrealized gains on investments	2,157	842

Total accumulated other comprehensive income	$107,237	$126,055

Note 11  COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. The Company also leases certain manufacturing equipment and software licenses under operating leases. Total rental expense excluding amounts recorded in Discontinued Operations for 2006, 2005 and 2004 was $26,084, $16,858 and $14,313, respectively. Rent expense included in Discontinued Operations for 2006, 2005 and 2004 was $121, $235 and $195, respectively.

The Company also enters into capital leases to finance machinery and equipment. The capital leases are collateralized by the financed assets. At December 31, 2006, no unutilized equipment lease lines were available to borrow under these arrangements.

Aggregate non-cancelable future minimum rental payments under operating and capital leases are as follows:

	Operating	Capital
Year Ending December 31	Leases, Net	Leases

2007	$25,863	$36,139
2008	20,024	13,948
2009	5,273	6,879
2010	3,119	5,683
2011	2,456	4,602
Thereafter	3,592	1,084

	$60,327	68,335

Less: amount representing interest		(4,901)

Total capital lease obligations		63,434
Less: current portion		(33,739)

Capital lease obligations due after one year		$29,695

Employment Agreements

The Company entered into an employment agreement with Mr. Steven Laub, President and Chief Executive Officer, effective August 7, 2006. The agreement provides for certain payments and benefits to be provided in the event that Mr. Laub is terminated without “cause” or that he resigns for “good reason,” including a “change of

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

control.” The agreement initially called for the Company to issue restricted stock to Mr. Laub on January 2, 2007. However, due to the Company’s non-timely status regarding reporting obligations under the Securities Exchange Act of 1934 (“Exchange Act”), the Company has been unable to issue these shares. On March 13, 2007, Mr. Laub’s agreement was amended to provide for issuing these shares after the Company becomes current with its reporting obligations under the Exchange Act, or for an amount in cash if Mr. Laub’s employment terminates prior to issuance, equal to the portion that would have vested had these shares been issued on January 2, 2007, as originally intended.

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

On August 7, 2006, George and Gust Perlegos and two other Atmel senior executives were terminated for cause by a special independent committee of Atmel’s Board of Directors following an eight-month investigation into the misuse of corporate travel funds. Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with the investigation of the Company’s historical stock option practices and related government inquiries and litigation. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The Company is currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of its current and former directors, officers and employees. The Company believes the fair value of any required future payments under this liability is adequately provided for within the reserves it has established for currently pending legal proceedings.

Purchase Commitments

At December 31, 2006, the Company had certain commitments which were not included in the consolidated balance sheet at that date. These include outstanding capital purchase commitments of $11,159, total future operating lease commitments of $60,327, and a remaining supply agreement obligation with a subsidiary of XbyBus SAS, a French Corporation of $35,929 of which $23,989 and $11,940 are due in 2007 and 2008, respectively. In addition, the Company has a long-term supply agreement for gases used in semiconductor manufacturing totaling $19,964 with future minimum payments as follows:

Year Ending December 31

2007	$1,667
2008	1,741
2009	1,801
2010	1,870
2011	1,931
Thereafter	10,954

Total	$19,964

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The current balance is recorded in current liabilities related to assets held for sale on the consolidated balance sheet and the long-term balance is recorded in long-term liabilities related to assets held for sale on the consolidated balance sheet.

Contingencies

Litigation

Atmel currently is party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and financial position of Atmel. The estimate of the potential impact on the Company’s financial position or overall results of operations or cash flows for the legal proceedings described below could change in the future. The Company has accrued for all losses related to litigation that the Company considers probable and for which the loss can be reasonably estimated.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2007, the Company received a subpoena from the Department of Justice (“DOJ”) requesting information relating to its past stock option grants and related accounting matters. Also, in August 2006, the Company received a letter from the SEC making an informal inquiry and request for information on the same subject matters. In August 2006, the Company received Information Document Requests from the IRS regarding the Company’s investigation into misuse of corporate travel funds and investigation into backdating of stock options. The Company is cooperating fully with DOJ, SEC and IRS inquiries and intend to continue to do so. These inquiries likely will require the Company to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may adversely affect our results of operations and cash flows. The Company cannot predict how long it will take or how much more time and resources it will have to expend to resolve these government inquiries, nor can the Company predict the outcome of these inquiries.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2006, an action was filed in First Instance labour court, Nantes, France on behalf of 46 former employees of Atmel’s Nantes facility, claiming that the sale of the Nantes facility to MHS (XbyBus SAS) in December 2005 was not a valid sale, and that these employees should still be considered employees of Atmel, with the right to claim social benefits from Atmel. The action is for unspecified damages. Atmel believes that the filing of this action is without merit and intends to vigorously defend the terms of the sale to MHS.

In January 2007, Quantum World Corporation filed a patent infringement suit in the United States District Court, Eastern District of Texas naming Atmel as a co-defendant, along with a number of other electronics manufacturing companies. The plaintiff claims that the asserted patents allegedly cover a true random number generator and that the patents are used in the manufacture, use and offer for sale of certain Atmel products. The suit seeks damages from infringement and recovery of attorney fees and costs incurred. In March 2007, Atmel filed a counterclaim for declaratory relief that the patents are neither infringed nor valid. Atmel believes that the filing of this action is without merit and intends to vigorously defend against this action.

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

Net settlement costs of $6,000 resulting from the Agere and Insurance Litigation proceedings were included within selling, general, and administrative expense for the year ended December 31, 2006.

From time to time, the Company may be notified of claims that the Company may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.

Other Investigations

In addition to the investigation into stock option granting practices, the Audit Committee of the Company’s Board of Directors, with the assistance of independent legal counsel and forensic accountants, conducted independent investigations into (a) certain proposed investments in high yield securities that were being contemplated by the Company’s former Chief Executive Officer during the period from 1999 to 2002 and bank transfers related thereto, and (b) alleged payments from certain of the Company’s customers to employees at one of the Company’s Asian subsidiaries. The Audit Committee has completed its investigations, including its review of the impact on the Company’s consolidated financial statements for the year ended December 31, 2006 and prior periods, and concluded that there was no impact on such consolidated financial statements.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Warranties

The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The majority of products are generally covered by a warranty typically ranging from 90 days to two years. Amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Assets and liabilities of the Grenoble subsidiary are reclassified as assets and liabilities of discontinued operations. See Note 18 for further discussion.

The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Balance at January 1	$6,184	$7,514	$5,600
Accrual for warranties during the period (including foreign exchange rate impact)	5,800	4,998	6,552
Change in accrual relating to preexisting warranties (including change in estimates)	(1,577)	(991)	561
Settlements made (in cash or in kind) during the period	(5,634)	(5,337)	(5,199)

Balance at December 31	$4,773	$6,184	$7,514

Guarantees

During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either its subsidiaries or by the Company. As of December 31, 2006, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements is $12,044. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.

Note 12  INCOME TAXES

The components of income (loss) from continuing operations before income taxes were as follows:

Years Ended December 31,	2006	2005	2004
		As restated	As restated

U.S.	$(106,758)	$(138,183)	$(153,109)
Foreign	33,056	75,493	171,951

Income (loss) from continuing operations before income taxes	$(73,702)	$(62,690)	$18,842

The provision for (benefit from) income taxes related to continuing operations consists of the following:

Years Ended December 31,		2006	2005	2004
			As restated	As restated

Federal	Current	$5,871	$4,184	$20,150
	Deferred	350	1,407	1,383
State	Current	28	—	—
	Deferred	—	—	—
Foreign	Current	12,929	(19,938)	23,031
	Deferred	5,771	1,284	(20,220)

Total income tax (benefit) provision		$24,949	$(13,063)	$24,344

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31,	2006	2005
		As restated

Deferred income tax assets:
Fixed assets	$178,731	$151,438
Intangible assets	4,362	18,415
Unrealized foreign exchange translation losses	22,307	13,962
Deferred income on shipments to distributors	9,831	4,626
Stock-based compensation	13,210	17,124
Accrued liabilities	42,860	16,482
Net operating losses	299,028	276,740
Research and development and other tax credits	68,145	58,813

Total deferred income tax assets	638,474	557,600
Deferred income tax liabilities:
Unrealized foreign exchange loss	—	(81)
Other	(485)	(1,136)

Total deferred tax liabilities	(485)	(1,217)
Less valuation allowance	(629,004)	(542,287)

Net deferred income tax asset	$8,985	$14,096

The Company records a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The net increase in valuation allowance for the year ended December 31, 2006 resulted primarily from the operating loss incurred in the U.S. and foreign exchange gains. The ultimate realization of the deferred tax assets depends upon future taxable income during periods in which the temporary differences become deductible. With the exception of the deferred tax assets of certain non-U.S. subsidiaries, based on historical losses and projections for making future taxable income over the periods that the deferred tax assets are deductible, the Company believes that it is more likely than not that it will not realize the benefit of the deferred tax assets, and accordingly, has provided a full valuation allowance. At December 31, 2006, the valuation allowance relates primarily to deferred tax assets in the United States, United Kingdom and France.

The Company’s effective tax rate differs from the U.S. Federal statutory income tax rate as follows:

Years Ended December 31,	2006	2005	2004
		As restated	As restated

U.S. Federal statutory income tax rate	(35.00)%	(35.00)%	35.00%
Difference between U.S. and foreign tax rates	(15.87)	3.14	(127.96)
Tax credits	(5.32)	(3.59)	—
Net operating loss and future deductions not currently benefited	79.57	46.44	173.37
Reversal of taxes previously accrued on foreign earnings expected to be repatriated	—	—	(57.52)
Provision for tax settlements and withholding taxes	9.38	8.35	106.94
Release of income taxes previously accrued	—	(39.21)	—
Other	1.09	(0.97)	(0.64)

Effective tax rate	33.85%	(20.84)%	129.19%

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax expense recorded for 2006 resulted primarily from taxes incurred by the Company’s profitable foreign subsidiaries and an increase in provision for tax settlements related to certain U.S. Federal, state and foreign tax liabilities.

The significant components of the net income tax benefit recorded for 2005 are attributed to the release of $24,581 in tax reserves resulting from the conclusion of an audit in Germany for the tax years 1999 through 2002 and from the expiration of a statute of limitations offset by income tax provisions recorded in the Company’s profitable foreign subsidiaries.

The income tax expense recorded for 2004 resulted primarily from taxes incurred by the Company’s foreign subsidiaries which are profitable on a statutory basis for tax purposes and an increase in provision for tax settlements and withholding taxes related to certain U.S. Federal, state and foreign tax liabilities.

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

During 2004, the Company realigned the legal structure for certain foreign subsidiaries which resulted in the recognition of $6,150 in tax benefits. These tax benefits came from the release of a valuation allowance on a deferred tax asset in a profitable foreign jurisdiction where management now believes it is more likely than not that the deferred tax asset is realizable.

At December 31, 2006, there was no provision for U.S. income tax for undistributed earnings of approximately $440,884 as it is currently the Company’s intention to reinvest these earnings indefinitely in operations outside the U.S. If repatriated, these earnings would result in a tax expense of approximately $154,300 at the current U.S. Federal statutory tax rate of 35%. Subject to limitation, tax on undistributed earnings may be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

At December 31, 2006, the Company had net operating loss carryforwards in non-U.S. jurisdictions of approximately $369,593. These loss carryforwards expire in different periods starting in 2008. The Company also had U.S. Federal and state net operating loss carryforwards of approximately $510,618 and $588,522, respectively, at December 31, 2006. These loss carryforwards expire in different periods from 2007 through 2027. The Company also has U.S. Federal and state tax credits of approximately $44,690 at December 31, 2006 that will expire beginning in 2007.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 13  EMPLOYEE OPTION AND STOCK PURCHASE PLANS

Atmel has two stock option plans — the 1986 Stock Plan and the 2005 Stock Plan (an amendment and restatement of the 1996 Stock Plan). The 1986 Stock Plan expired in April 1996. The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of December 31, 2006, of the 56,000 shares authorized for issuance under the 2005 Stock Plan, 13,300 shares of common stock remain available for grant. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly or grant options to purchase common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 1986 Stock Plan and 2005 Stock Plan is set forth below (as restated):

		Outstanding Options
					Weighted-
			Exercise	Aggregate	Average
	Available	Number of	Price	Exercise	Exercise Price
	for Grant	Options	per Share	Price	per Share

Balances, December 31, 2003	22,565	30,425	$1.00-24.44	$166,994	$5.49
Options granted	(1,566)	1,566	3.18 - 7.38	8,883	5.67
Options forfeited	507	(561)	1.68 - 24.44	(4,302)	7.67
Options exercised	—	(1,973)	1.68 - 5.13	(4,195)	2.13

Balances, December 31, 2004	21,506	29,457	$1.00 - 24.44	$167,380	$5.68
Options granted	(5,172)	5,172	2.06 - 3.29	15,656	3.03
Options forfeited	1,531	(2,645)	1.68 - 21.47	(15,009)	5.68
Options exercised	—	(1,758)	1.68 - 2.62	(3,510)	2.00

Balances, December 31, 2005	17,865	30,226	$1.00 - 24.44	$164,517	$5.44
Options granted	(9,559)	9,559	3.68 - 6.28	54,031	5.65
Options forfeited	4,994	(5,059)	1.00 - 24.44	(29,682)	5.87
Options exercised	—	(3,406)	1.68 - 5.13	(7,386)	2.17

Balances, December 31, 2006	13,300	31,320	$1.68-24.44	$181,480	$5.79

The number of options exercisable under Atmel’s stock option plans at December 31, 2006, 2005 and 2004 were 16,238, 18,762 and 18,480, respectively. During the years ended December 31, 2006, 2005 and 2004, the number of stock options that were forfeited, but were not available for future stock option grants due to the expiration of these shares under the 1986 Stock Plan totaled 65, 1,113 and 54, respectively.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock options outstanding at December 31, 2006:

Options Outstanding					Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Term (Years)	Price	Value	Exercisable	Term (Years)	Price	Value

$1.68 - 1.98	2,455	1.92	$1.97	$10,016	2,429	1.87	$1.98	$9,886
2.06 - 2.11	3,525	6.04	2.11	13,889	2,533	5.93	2.11	9,980
2.13 - 3.26	1,744	8.20	2.73	5,790	629	7.82	2.73	2,088
3.29 - 3.29	2,187	8.14	3.29	6,036	572	8.14	3.29	1,579
3.33 - 5.62	4,666	8.15	4.73	6,159	1,212	4.57	4.27	2,157
5.73 - 5.91	6,010	7.79	5.75	1,803	2,491	6.58	5.76	723
6.09 - 7.76	5,896	8.29	6.56	—	1,713	4.84	7.08	—
7.83 - 24.44	4,837	3.55	12.82	—	4,659	3.49	12.97	—

$1.68 - 24.44	31,320	6.67	$5.79	$43,693	16,238	4.66	$6.52	$26,413

During the year ended December 31, 2006, 3,406 options were exercised which had an aggregate intrinsic value of $8,818.

ESPP

Under the 1991 ESPP, qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to 10 percent of an employee’s eligible compensation. Purchases of common stock under the ESPP were 2,072 shares in 2006, 3,682 shares in 2005, and 2,906 shares in 2004, at an average price of $1.84, $2.28 and $2.74, respectively. Of the 42,000 shares authorized for issuance under this plan, 9,320 shares were available for issuance at December 31, 2006.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the aggregate net pension cost relating to the two plan types are as follows:

Years Ended December 31,	2006	2005	2004

Service costs-benefits earned during the period	$3,013	$2,380	$2,045
Interest cost on projected benefit obligation	2,318	2,096	1,921
Amortization of actuarial loss	589	115	426

Net pension cost	$5,920	$4,591	$4,392

Summary of net pension costs:
Continuing operations	$5,597	$4,088	$3,422
Discontinued operations	323	503	970

Net pension cost	$5,920	$4,591	$4,392

The change in projected benefit obligation at December 31, 2006 and 2005, was as follows:

Years Ended December 31,	2006	2005(b)

Projected benefit obligation at beginning of the year	$52,993	$42,692
Service cost	2,831	2,084
Interest cost	2,189	1,891
Curtailment(a)	—	(1,338)
Actuarial (gains) losses	(5,923)	9,423
Benefits paid	(564)	(404)
Foreign currency exchange rate changes	1,419	(1,355)

Projected benefit obligation at end of the year	$52,945	$52,993

December 31,	2006	2005

Funded status of the plan	$52,945	$52,993
Unrecognized net loss	—	(13,041)

Net amounts recognized	$52,945	$39,952

(a)	Includes recognized actuarial losses due to curtailment in accordance with the guidance under SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” of Nantes fabrication facility retirement plan which occurred as a result of the sale of the facility to XbyBus SAS, a French corporation (“XbyBus SAS”) (see Note 17 for further discussion).

(b)	At December 31, 2005, projected benefit obligations related to the Grenoble, France, subsidiary classified as current and non-current liabilities of Discontinued Operations totaled $5,223. See Note 18 for further discussion of the divestiture of the Grenoble subsidiary in 2006.

Key assumptions for defined benefit plans:

Years Ended December 31,	2006	2005	2004

Assumed discount rate	4.6%	4.0 — 4.3%	4.5 — 4.9%
Assumed compensation rate of increase	2.0 — 4.0%	2.0 — 4.0%	2.0% — 3.0%

The discount rate is based on the quarterly average yield for euro treasuries with a duration of 30 years, plus a supplement for corporate bonds (euro, AA rating). The discount rate utilized by the Company for 2006 increased to 4.6%, compared to 4.3% in 2005.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future expected benefit payments over the next ten years are as follows:

2007	$1,130
2008	1,030
2009	1,277
2010	1,348
2011	1,564
2012 through 2016	10,842

Total	$17,191

With respect to the Company’s unfunded plans in Europe, during 2006, changes in the discount rate, used to calculate the present value of the pension liability, along with changes to various actuarial assumptions resulted in a decrease in pension liability of $561, net of tax from actuarial gains, as compared to an increase in the pension liability of $2,647, net of tax, during 2005 from actuarial losses. The amounts were recorded as a minimum pension liability adjustment in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” up through the adoption of SFAS No. 158 on December 31, 2006, the offset to which was included as a component of the Company’s stockholders’ equity in 2006 and 2005. Following the adoption of SFAS No. 158, additional minimum pension liabilities are no longer recognized. The provisions of SFAS No. 158 are to be applied on a prospective basis and therefore, prior periods presented are not restated for the adoption of this provision.

The net pension cost for 2007 is expected to be approximately $4,670. Cash funding for benefits to be paid for 2007 is expected to be approximately $1,130. The long-term portion of the accumulated benefit obligation liability is included in other long-term liabilities, while the current portion is included in accrued and other liabilities.

Adoption of SFAS No. 158

Effective December 31, 2006, the Company adopted SFAS No. 158, which requires the recognition in the balance sheet of the funded status of the pension plans, along with the recognition in accumulated other comprehensive income of unrecognized actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred under the reporting requirements of SFAS No. 87, SFAS No. 106 and SFAS No. 132(R). Companies with publicly traded equity securities are required to disclose the information required by SFAS No. 158 for fiscal years ending after December 15, 2006. The following table reflects the effects of the adoption of SFAS No. 158 on the consolidated balance sheet on December 31, 2006.

	Pre SFAS No.		Post SFAS No. 158
	158 Adoption	Adjustments	Adoption

Deferred tax assets, long-term	$7,716	$249	$7,965

Total assets	$1,818,290	$249	$1,818,539

Accrued pension liabilities, current	$477	$653	$1,130

Accrued pension liabilities, long-term	$48,843	$3,127	$51,970

Deferred tax liability, long-term	$416	$69	$485

Accumulated other comprehensive Income (loss)	$110,837	$(3,600)	$107,237

Total liabilities and stockholders’ equity	$1,818,290	$249	$1,818,539

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive income (loss) consist of:

December 31,	2006	2005

Net actuarial loss	$5,680	$—
Prior service cost	6	—
Additional minimum pension liability	—	2,647

Total	$5,686	$2,647

Net actuarial losses of $146 are expected to be recognized as a component of net periodic pension benefit cost during 2007 and are included in accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity as of December 31, 2006.

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

At December 31, 2006, and 2005, the Company’s deferred compensation plan assets totaled $3,715 and $2,759, respectively, and are included in other current assets on the consolidated balance sheets and the corresponding deferred compensation plan liability at December 31, 2006 and 2005, totaled $3,771 and $2,759, respectively, and are included in other current liabilities on the consolidated balance sheets.

401(k) Tax Deferred Savings Plan

The Company maintains a 401(k) Tax Deferred Savings Plan for the benefit of qualified employees who are primarily U.S. based, and matches each eligible employee’s contribution up to a maximum of five hundred dollars. The Company matching contribution was $656, $688 and $798 for 2006, 2005 and 2004, respectively.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Information about Reportable Segments

		Micro-	Nonvolatile	RF and
	ASIC	Controllers	Memories	Automotive	Total

Year ended December 31, 2006:
Net revenues from external customers	$490,234	$419,858	$375,319	$385,476	$1,670,887
Segment income (loss) from operations	(70,932)	79,681	31,450	19,170	59,369
Year ended December 31, 2005 as restated:
Net revenues from external customers	$495,556	$315,474	$393,036	$357,041	$1,561,107
Segment income (loss) from operations	(93,804)	49,038	(13,762)	1,257	(57,271)
Year ended December 31, 2004 as restated:
Net revenues from external customers	$491,921	$337,088	$445,504	$277,927	$1,552,440
Segment income (loss) from operations	(65,291)	81,503	589	23,335	40,136

Amounts have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary in July 2006. In 2006, 2005 and 2004, net revenues related to this subsidiary and included in Discontinued Operations totaled $79,871, $114,608 and $97,282, respectively. These amounts were previously reported in the Company’s ASIC operating segment. See Note 18 for further discussion.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of segment information to Consolidated Statements of Operations

	2006	2005	2004
		As restated	As restated

Total income (loss) from continuing operations for reportable segments	$59,369	$(57,271)	$40,136
Unallocated amounts:
Asset impairment charges	(82,582)	(12,757)	—
Restructuring and other charges and loss on sale	(38,763)	(17,682)	—

Consolidated income (loss) from operations	$(61,976)	$(87,710)	$40,136

See Notes 16, 17 and 18 for further discussion of asset impairment charges, restructuring activities and discontinued operations, respectively. Geographic sources of net revenues for each of the years ended December 31 2006, 2005 and 2004, and locations of long-lived assets as of December 31, 2006 and 2005 were as follows:

			2005		2004
	2006		As Restated		As Restated
	Net	Long-lived	Net	Long-lived	Net
	Revenues	Assets	Revenues	Assets	Revenues

United States	$241,379	$159,998	$210,399	$240,188	$259,199
Germany	192,278	30,733	144,893	19,736	155,889
France	168,047	285,469	138,960	307,832	123,814
United Kingdom	29,042	19,753	24,594	294,381	28,965
Japan	57,576	181	49,671	191	59,969
China, including Hong Kong	352,437	716	356,868	709	358,140
Singapore	257,312	—	271,616	—	152,163
Rest of Asia-Pacific	206,901	19,018	198,709	11,708	230,636
Rest of Europe	151,887	12,095	147,103	10,253	160,849
Rest of the World	14,028	—	18,294	—	22,816

Total	$1,670,887	$527,963	$1,561,107	$884,998	$1,552,440

At December 31, 2005, fixed assets and accumulated depreciation and amortization, related to the Grenoble, France, subsidiary and included in Non Current Assets of Discontinued Operations totaled $87,619 and $71,289, respectively, and are excluded from the table above. At December 31, 2006, long-lived assets totaling $88,757 and $35,040 classified as held for sale, and excluded from the table above, were located in the United Kingdom and United States, respectively.

Net revenues are attributed to countries based on delivery locations.

Note 16  ASSETS HELD FOR SALE AND IMPAIRMENT CHARGES

Under Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) the Company assesses the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. The Company measures the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. The Company classifies long-lived assets to be disposed of other than by sale as held and used until they are disposed. The Company reports assets and liabilities to be disposed of by sale as held for sale and recognizes those assets and liabilities on the consolidated balance sheet at the lower of carrying amount or fair value, less cost to sell. These assets are not depreciated.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classified the assets and liabilities of the North Tyneside, United Kingdom, facility and the assets of the Irving, Texas, facility as held for sale during the quarter ended December 31, 2006. Following the sale of the North Tyneside facility, the Company expects to incur significant continuing cash flows with the disposed entity and, as a result, does not expect to meet the criteria to classify the results of operations as well as assets and liabilities as discontinued operations. The Irving facility does not qualify as discontinued operations as it is an idle facility and does not constitute a component of an entity in accordance with SFAS No. 144.

The following table details the items which are reflected as assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2006:

Held for Sale at December 31, 2006:

	North
	Tyneside	Irving	Total

Non-current assets
Fixed assets, net	$87,941	$35,040	$122,981
Intangible and other assets	816	—	816

Total non-current assets held for sale	$88,757	$35,040	$123,797

Current liabilities
Current portion of long-term debt	$70,340	$—	$70,340
Trade accounts payable	17,329	—	17,329
Accrued liabilities and other	46,224	—	46,224

Total current liabilities related to assets held for sale	133,893	—	133,893
Long-term debt and capital lease obligations less current portion	313	—	313

Total non-current liabilities related to assets held for sale	313	—	313

Total liabilities related to assets held for sale	$134,206	$—	$134,206

Irving, Texas, Facility

The Company acquired its Irving, Texas, wafer fabrication facility in January 2000 for $60,000 plus $25,000 in additional costs to retrofit the facility after the purchase. Following significant investment and effort to reach commercial production levels, the Company decided to close the facility in 2002 and it has been idle since then. Since 2002, the Company recorded various impairment charges, including $3,980 during the quarter ended December 31, 2005. In the quarter ended December 31, 2006, the Company performed an assessment of the market value for this facility based on management’s estimate, which considered a current offer from a willing third party to purchase the facility, among other factors, in determining fair market value. Based on this assessment, an additional impairment charge of $10,305 was recorded.

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

North Tyneside, United Kingdom, and Heilbronn, Germany, Facilities

In December 2006, the Company announced its decision to sell its wafer fabrication facilities in North Tyneside, United Kingdom, and Heilbronn, Germany. It is expected these actions will increase manufacturing

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

efficiencies by better utilizing remaining wafer fabrication facilities, while reducing future capital expenditure requirements. The Company has classified assets of the North Tyneside site with a net book value of approximately $88,757 (excluding cash and inventory which will not be included in any sale of the facility) as assets held-for-sale on the consolidated balance sheet as of December 31, 2006. Following the announcement of intention to sell the facility in the fourth quarter of 2006, the Company assessed the fair market value of the facility compared to the carrying value recorded, including use of an independent appraisal, among other factors. The fair value was determined using a market-based valuation technique and estimated future cash flows. The Company recorded a net impairment charge of $72,277 in the quarter ended December 31, 2006 related to the write-down of long lived assets to their estimated fair values, less costs to dispose of the assets. The charge included an asset write-down of $170,002 for equipment, land and buildings, offset by related currency translation adjustment associated with the assets, of $97,725, as the Company intends to sell its United Kingdom entity, which contains the facility, and hence the currency translation adjustment related to the assets is included in the impairment calculation.

The Company acquired the North Tyneside, United Kingdom, facility in September 2000, including an interest in 100 acres of land and the fabrication facility of approximately 750,000 square feet, for approximately $100,000. The Company will have the right to acquire title to the land in 2016 for a nominal amount. The Company sold 40 acres in 2002 for $13,900. The Company recorded an asset impairment charge of $317,927 in the second quarter of 2002 to write-down the carrying value of equipment in the fabrication facilities in North Tyneside, United Kingdom, to its estimated fair value. The estimate of fair value was made by management based on a number of factors, including an independent appraisal.

The Heilbronn, Germany, facility did not meet the criteria for classification as held-for-sale as of December 31, 2006, due to uncertainties relating to the likelihood of completing the sale within the next twelve months. Long-lived assets of this facility, with a net book value of $25,508 at December 31, 2006, remain classified as held-and-used. After an assessment of expected future cash flows generated by the Heilbronn, Germany facility, the Company concluded that no impairment exists.

Colorado Springs, Colorado, Construction-In-Progress

The foundation work on this facility began and was halted in 2002 and was intended to support a 300mm manufacturing fabrication facility. During the quarter ended December 31, 2005, management reached a conclusion that the manufacturing capacity available at existing facilities, combined with an increased emphasis on outsourcing certain products to foundry partners, offers sufficient available manufacturing capacity to meet its foreseeable forecasted demand. This conclusion was further affirmed upon the sale of the Nantes fabrication facility (see Note 17 for further discussion). These triggering events led to the Company’s decision to abandon its plans for future construction on a Colorado Springs wafer fabrication facility. Accordingly, an impairment charge of $8,777 was recorded in the quarter ended December 31, 2005, to write-down the carrying values of the Colorado Springs, Colorado, construction-in-progress assets to zero.

The following table summarizes the asset impairment charges included in the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

North Tyneside, United Kingdom	$72,277	$—	$—
Irving, Texas	10,305	3,980	—
Colorado Springs, Colorado	—	8,777	—

Total asset impairment charges	$82,582	$12,757	$—

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17  RESTRUCTURING AND OTHER CHARGES AND LOSS ON SALE

The following table summarizes the activity related to the accrual for restructuring and other charges and loss on sale detailed by event for the years ended December 31, 2006, 2005 and 2004, as restated.

	January 1,				December 31,
	2006		Non-Cash		2006
	Accrual	Charges	Utilization	Payments	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$9,833	$—	$—	$(937)	$8,896
Third quarter of 2005
Employee termination costs	1,246	—	—	(1,246)	—
Fourth quarter of 2005
Nantes fabrication facility sale	1,310	—	—	(1,195)	115
Employee termination costs	1,223	—	—	(1,223)	—
First quarter of 2006
Employee termination costs	—	151	—	(151)	—
Fourth quarter of 2006
Employee termination costs	—	8,578	—	(1,088)	7,490
Grant contract termination costs	—	30,034	—	—	30,034

Total 2006 activity	$13,612	$38,763	$—	$(5,840)	$46,535	(1)

(1)	As a result of the expected timing of payments, $26,475 is recorded in current liabilities related to assets held for sale, $12,185 of this accrual is recorded in accrued and other liabilities, and $7,875 is recorded in other long-term liabilities.

	January 1,				December 31,
	2005		Non-Cash		2005
	Accrual	Charges	Utilization	Payments	Accrual

Third quarter of 2002
Termination of contract with supplier	$10,919	$—	$—	$(1,086)	$9,833
Third quarter of 2005
Employee termination costs	—	2,452	—	(1,206)	1,246
Fourth quarter of 2005
Nantes fabrication facility sale	—	10,585	(1,454)	(7,821)	1,310
Employee termination costs	—	2,031	—	(808)	1,223
Asset disposals	—	2,614	(2,614)	—	—

Total 2005 activity	$10,919	$17,682	$(4,068)	$(10,921)	$13,612

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1,				December 31,
	2004		Non-Cash		2004
	Accrual	Charges	Utilization	Payments	Accrual

Third quarter of 2002
Termination of contract with supplier	$11,732	$—	$—	$(813)	$10,919

Total 2004 activity	$11,732	$—	$—	$(813)	$10,919

2006 Restructuring Activities

In the first quarter of 2006, the Company incurred $151 in restructuring charges primarily comprised of severance and one-time termination benefits.

In the fourth quarter of 2006, the Company announced a restructuring initiative to focus on high growth, high margin proprietary product lines and optimize manufacturing operations. This restructuring plan will impact approximately 300 employees across multiple business functions. The charges directly relating to this initiative consist of the following:

•	$6,897 in one-time minimum statutory termination benefits recorded in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits.” These costs related to the termination of employees in Europe.

•	$1,681 in one-time severance costs related to the involuntary termination of employees, primarily in manufacturing, research and development and administration. These benefits costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities.”

In 2006, the Company paid $1,239 related to employee termination costs incurred in 2006.

2005 Restructuring Activities

Beginning in the third quarter of 2005, the Company began to implement cost reduction initiatives to further align its cost structure to industry conditions, targeting high labor costs and excess capacity. Pursuant to this, during 2005, the Company recorded a restructuring charge and loss on the sale of its Nantes fabrication facility of $17,682. These charges consisted of the following:

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

In 2005, the Company paid $2,014 related to employee termination costs and $7,821 related to the Nantes fabrication facility sale. In 2006, the Company paid the remaining $2,469 of the employee termination costs and $1,195 related to the Nantes fabrication facility sale, with the remaining $115 expected to be paid in 2007.

All termination benefit charges were recorded in accordance with SFAS No. 146 and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statements No. 5 and 43.”

Restructuring charges incurred in 2006, which remain unpaid as of December 31, 2006, are expected to be paid by December 31, 2007, and are recorded in current liabilities within accrued and other liabilities on the consolidated balance sheet.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with the Company’s restructuring efforts in the third quarter of 2002, the Company incurred a $12,437 charge related to the termination of a contract with a supplier. The charge was estimated using the present value of the future payments which totaled approximately $18,112 at the time. At December 31, 2006, the remaining restructuring accrual was $8,896 and will be paid over the next seven years. The current balance is recorded with current liabilities in accrued and other liabilities on the consolidated balance sheet. The long-term balance is recorded in other long-term liabilities on the consolidated balance sheet.

In 2006, 2005 and 2004, restructuring charges related to the Grenoble, France, subsidiary included in Results from Discontinued Operations totaled $193, $338 and $0, respectively. See Note 18 for further discussion.

Other Charges

In the fourth quarter of 2006, the Company announced its intention to close its design facility in Greece and its intention to sell its facility in North Tyneside, United Kingdom. The Company recorded a charge of $30,034 associated with the expected future repayment of subsidy grants pursuant to the grant agreements with government agencies at these locations.

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

The Nantes facility was sold for an amount which approximated the net book value of assets sold less liabilities assumed plus an additional capital contribution to XbyBus SAS. The liabilities assumed by XbyBus SAS totaled approximately 4,739 euros ($5,587), while the assets transferred totaled approximately 4,106 euros ($4,841), comprised of fixed assets with a net book value of 2,838 euros ($3,346) and inventory valued at 1,268 euros ($1,495); Atmel agreed to make an additional cash contribution of 6,496 euros ($7,659) and incur additional closing costs of 3,115 euros ($3,673) primarily relating to the transfer of additional assets along with maintenance and clean-up costs to transfer the fabrication facility buildings. In total, the Company incurred a loss of 8,978 euros ($10,585) on the sale of the Nantes fabrication facility. Concurrent with the sale, the Company entered into a three-year supply agreement with a subsidiary of XbyBus SAS calling for the Company to purchase a minimum volume of wafers through fiscal year 2008. The supply agreement requires a minimum purchase of $58,777, of which $35,929 is still required over the remaining term of the agreement. As a result of the significant continuing cash flows relating to this supply agreement, the Company did not meet the criteria to classify the results of operations of Nantes as discontinued operations.

The Nantes facility sale occurred in connection with the Company’s continuing efforts to consolidate its manufacturing operations and reduce costs.

Note 18  DISCONTINUED OPERATIONS

Grenoble, France, Subsidiary Sale

The Company’s consolidated financial statements and related footnote disclosures reflect the results of the Company’s Grenoble, France, subsidiary as Discontinued Operations, net of applicable income taxes, for all reporting periods presented.

In July 2006, Atmel completed the sale of its Grenoble, France, subsidiary to e2v technologies plc, a British corporation (“e2v”). On August 1, 2006, the Company received $140,000 in cash upon closing ($120,073, net of working capital adjustments and costs of disposition).

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the sale, Atmel agreed to provide certain technical support, foundry, distribution and other services extending up to four years following the completion of the sale, and in turn e2v has agreed to provide certain design and other services to Atmel extending up to 5 years following the completion of the sale. The financial statement impact of these agreements is not expected to be material to the Company. The ongoing cash flows between Atmel and e2v are not significant and as a result, the Company has met the criteria in SFAS No. 144, which were necessary to classify the Grenoble, France, subsidiary as discontinued operations.

Included in other currents assets on the consolidated balance sheet as of December 31, 2006, is an outstanding receivable balance due from e2v of $24,843 related to payments advanced to e2v to be collected from customers of e2v by Atmel. The transitioning of the collection of trade receivables on behalf of e2v is expected to be completed in 2007.

The following table shows the components of the gain from the sale of Discontinued Operations, net of taxes, as of December 31, 2006 (in thousands):

Proceeds, net of working capital adjustments	$122,610
Costs of disposition	(2,537)

Net proceeds from the sale	120,073

Less: book value of net assets sold	(14,866)
Cumulative translation adjustment	4,631

Gain on sale of discontinued operations, before income taxes	109,838
Provision for income taxes	(9,506)

Gain on sale of discontinued operations, net of income taxes	$100,332

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes results from Discontinued Operations for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004

Net revenues	$79,871	$114,608	$97,282
Operating costs and expenses	57,509	91,838	84,288

Income from discontinued operations, before income taxes	22,362	22,770	12,994
Gain on sale of discontinued operations, before income taxes	109,838	—	—

Income from and gain on sale of discontinued operations	132,200	22,770	12,994

Less: provision for income taxes	(18,899)	(6,494)	(1,120)

Income from and gain on sale of discontinued operations, net of income taxes	$113,301	$16,276	$11,874

Income from and gain on sale of discontinued operations, net of income taxes, per common share:
Basic and diluted	$0.23	$0.03	$0.02

Weighted-average shares used in basic and diluted per share calculations	487,413	481,534	476,063

The following table presents the assets and liabilities classified as discontinued operations included in the consolidated balance sheet as of December 31, 2005:

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

As of December 31, 2005, a cash balance of $9,620 related to the Grenoble subsidiary is included in cash and cash equivalents on the consolidated balance sheet.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by using the weighted-average number of common shares outstanding during that period. Diluted net income per share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options and convertible securities for all periods. No dilutive potential common shares were included in the computation of any diluted per share amount when a loss from continuing operations was reported by the Company. The Company utilizes income or loss from operations as the “control number” in determining whether potential common shares are dilutive or anti-dilutive.

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share for both continuing and discontinued operations is provided as follows:

Years Ended December 31,	2006	2005	2004
		As restated	As restated

Loss from continuing operations	$(98,651)	$(49,627)	$(5,502)
Income from discontinued operations, net of income taxes	12,969	16,276	11,874
Gain on sale of discontinued operations, net of income taxes	100,332	—	—

Net income (loss)	$14,650	$(33,351)	$6,372

Weighted-average common shares — basic and diluted	487,413	481,534	476,063

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.20)	$(0.10)	$(0.01)
Income from discontinued operations, net of income taxes	0.02	0.03	0.02
Gain on sale of discontinued operations, net of income taxes	0.21	—	—

Net income (loss)	$0.03	$(0.07)	$0.01

The following table summarizes weighted-average securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income per share, as the Company incurred a loss from continuing operations for these years:

Years Ended December 31,	2006	2005	2004
		As restated	As restated

Employee stock options outstanding	29,079	30,653	30,031
Common stock equivalent shares associated with:
Convertible notes due 2018	8	16	15
Convertible notes due 2021	1,310	4,875	4,800

Total shares excluded from per share calculation	30,397	35,544	34,846

As of December 31, 2006, 2005 and 2004, given the losses from continuing operations incurred in each of the respective years, the Company considered all of its outstanding options to be antidilutive. See Note 13 for further discussion of stock option activity.

The calculation of dilutive or potentially dilutive common shares related to the Company’s convertible securities considers the conversion features associated with these securities. Conversion features were considered, as at the option of the holders, the 2018 and 2021 convertible notes are convertible at any time, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount and 22.983 shares per $1 (one thousand dollars) principal amount, respectively (further discussed in Note 7). In this scenario, the “if converted” calculations are based upon the average outstanding convertible note balance for the last 12 months and the respective conversion ratios. These convertible notes were redeemed in full in 2006.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20  LEGAL AWARDS AND SETTLEMENTS

In 1996, the Company entered into a license agreement with LM Ericsson Telefon, AB covering its proprietary AVR microprocessor technology. In November 2003, the Company filed an arbitration complaint with the International Centre for Dispute Resolution against Ericsson and its subsidiary, Ericsson Mobile Platform (collectively, “Ericsson”) for breach of contract, fraud and misappropriation of trade secrets, among other claims, relating to such technology. In November 2005, the arbitration panel awarded the Company approximately $43,119 in damages and granted an injunction against certain activities of Ericsson. The Company received the payment from Ericsson for the award on December 21, 2005.

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

Note 21  INTEREST AND OTHER EXPENSES, NET

Interest and other expenses, net, is summarized in the following table:

Years Ended December 31,	2006	2005	2004
		As restated	As restated

Interest and other income	$17,677	$11,551	$7,813
Interest expense	(20,039)	(29,594)	(26,979)
Foreign exchange transaction losses	(9,364)	(1,306)	(2,128)

Total	$(11,726)	$(19,349)	$(21,294)

In 2006, 2005 and 2004, interest and other expenses, net related to the Company’s Grenoble, France, subsidiary and included in Discontinued Operations totaled $541, $548 and $1,060, respectively (see Note 18 for further discussion).

Note 22  SUBSEQUENT EVENTS

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have completed integrated audits of Atmel Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atmel Corporation and its subsidiaries (the “Company”) at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2005 and for each of the two years in the period ended December 31, 2005.

As discussed in Note 8 to the consolidated financial statements, in 2006, the Company changed its method of accounting for stock-based compensation.

As discussed in Note 14 to the consolidated financial statements, effective December 31, 2006, the Company changed its method of accounting for defined benefit pension plans.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

San Jose, California
June 8, 2007

Schedule II

ATMEL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2006, 2005 and 2004

		Charged
	Balance at	(Credited)	Deductions -	Balance at
Description	Beginning of Year	to Expense	Write-offs	End of Year
	(In thousands)

Allowance for doubtful accounts receivable:
Year ended December 31, 2006	$3,944	$106	$(445)	$3,605
Year ended December 31, 2005, as restated	10,011	(5,575)	(492)	3,944
Year ended December 31, 2004, as restated	16,411	(4,921)	(1,479)	10,011

UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters in the years ended December 31, 2006 and 2005:

	First	Second	Third	Fourth
Year Ended December 31, 2006(2)	Quarter	Quarter	Quarter	Quarter(3)
(In thousands, except per share data)	As restated(1)

Net revenues	$400,784	$429,488	$431,734	$408,881
Gross profit	126,382	139,029	151,557	145,150
Income (loss) from continuing operations	(1,154)	2,851	22,260	(122,608)
Income from discontinued operations, net of income taxes	5,862	5,428	1,679	—
Gain on sale of discontinued operations, net of income taxes	—	—	100,332	—

Net income (loss)	$4,708	$8,279	$124,271	$(122,608)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.00)	$0.01	$0.04	$(0.25)
Income from discontinued operations, net of income taxes	0.01	0.01	0.00	—
Gain on sale of discontinued operations, net of income taxes	—	—	0.21	—

Net income (loss) per common share — basic	$0.01	$0.02	$0.25	$(0.25)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.00)	$0.01	$0.05	$(0.25)
Income from discontinued operations, net of income taxes	0.01	0.01	0.00	—
Gain on sale of discontinued operations, net of income taxes	—	—	0.20	—

Net income (loss) per common share — diluted	$0.01	$0.02	$0.25	$(0.25)

Weighted-average shares used in basic income (loss) per share calculations	485,576	486,928	488,303	488,844

Weighted-average shares used in diluted income (loss) per share calculations	485,576	493,045	494,066	488,844

	As	As	As	As
Year Ended December 31, 2005(2)	Restated(1)	Restated(1)	Restated(1)(3)	Restated(1)(3)
(In thousands, except per share data)

Net revenues	$392,397	$382,445	$392,032	$394,233
Gross profit	80,474	82,325	107,209	125,761
Income (loss) from continuing operations	(44,416)	(44,491)	(3,729)	43,009
Income from discontinued operations, net of income taxes	1,329	5,268	4,629	5,050

Net income (loss)	$(43,087)	$(39,223)	$900	$48,059

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.09)	$(0.09)	$(0.01)	$0.09
Income from discontinued operations, net of income taxes	0.00	0.01	0.01	0.01

Net income (loss) per common share — basic	$(0.09)	$(0.08)	$0.00	$0.10

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.09)	$(0.09)	$(0.01)	$0.09
Income from discontinued operations, net of income taxes	0.00	0.01	0.01	0.01

Net income (loss) per common share — diluted	$(0.09)	$(0.08)	$0.00	$0.10

Weighted-average shares used in basic income (loss) per share calculations	479,609	480,793	482,440	483,297

Weighted-average shares used in diluted income (loss) per share calculations	479,609	480,793	482,440	484,967

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatements of Consolidated Financial Statements,” to Consolidated Financial Statements of this Form 10-K.

(2)	Amounts have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary. Results from the Grenoble subsidiary are reclassified as Results from Discontinued Operations. See Note 18 to Notes to Consolidated Financial Statements for further discussion.

(3)	The Company recorded restructuring and other charges of $39 million, $15 million and $3 million in the quarters ended December 31, 2006, December 31, 2005 and September 30, 2005, respectively. The Company recorded impairment charges of $83 million and $13 million in the quarters ended December 31, 2006 and 2005, respectively.

The following tables reflect the impact of the restatement on the Company’s consolidated financial statements as of and for the quarter ended March 31, 2006, and as of and for all quarters in the year ended December 31, 2005.

Consolidated Statement of Operations

					As Restated and
	As			Discontinued	Adjusted for
	Previously	Restatement	As	Operations	Discontinued
Quarter Ended March 31, 2006	Reported	Adjustments(2)	Restated	Adjustments(1)	Operations
(In thousands, except per share data)

Net revenues	$436,784	$—	$436,784	$(36,000)	$400,784
Operating expenses
Cost of revenues*	295,103	54	295,157	(20,755)	274,402
Research and development*	70,698	(336)	70,362	(2,211)	68,151
Selling, general and administrative*	47,166	(111)	47,055	(1,644)	45,411
Restructuring charges	202	(51)	151	—	151

Total operating expenses	413,169	(444)	412,725	(24,610)	388,115

Income from operations	23,615	444	24,059	(11,390)	12,669
Interest and other expenses, net	(6,375)	—	(6,375)	(244)	(6,619)

Income from continuing operations before income taxes	17,240	444	17,684	(11,634)	6,050
Benefit from (provision for) income taxes	(7,606)	(5,370)	(12,976)	5,772	(7,204)

Income (loss) from continuing operations	9,634	(4,926)	4,708	(5,862)	(1,154)
Income from discontinued operations, net of income taxes	—	—	—	5,862	5,862

Net income (loss)	$9,634	$(4,926)	$4,708	$—	$4,708

Basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.01)	$0.01	$(0.01)	$(0.00)
Income from discontinued operations, net of income taxes	—	—	—	0.01	0.01

Net income (loss)	$0.02	$(0.01)	$0.01	$—	$0.01

Weighted-average shares used in basic net and diluted income (loss) per share calculations	485,576	485,576	485,576	485,576	485,576

*	Includes the following amounts related to stock-based compensation expense (benefit) (excluding payroll taxes):

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated

Cost of revenues*	$259	$(346)	$(87)
Research and development*	1,095	(336)	759
Selling, general and administrative*	1,604	(163)	1,441

(1)	Amounts have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary. Results from the Grenoble subsidiary are classified as Discontinued Operations. See Note 18 of Notes to Consolidated Financial Statements for further discussion.

(2)	Restatement adjustments for stock-based compensation expense (benefit), relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Statement of Operations

					As Restated and
	As			Discontinued	Adjusted for
	Previously	Restatement	As	Operations	Discontinued
Quarter Ended March 31, 2005	Reported	Adjustments(2)	Restated	Adjustments(1)	Operations
(In thousands, except per share data)

Net revenues	$419,777	$—	$419,777	$(27,380)	$392,397
Operating expenses
Cost of revenues*	332,775	218	332,993	(21,070)	311,923
Research and development*	68,721	(477)	68,244	(2,400)	65,844
Selling, general and administrative*	52,316	(117)	52,199	(2,145)	50,054

Total operating expenses	453,812	(376)	453,436	(25,615)	427,821

Income (loss) from operations	(34,035)	376	(33,659)	(1,765)	(35,424)
Interest and other expenses, net	(3,923)	—	(3,923)	(95)	(4,018)

Income (loss) from continuing operations before income taxes	(37,958)	376	(37,582)	(1,860)	(39,442)
Benefit from (provision for) income taxes	(5,063)	(442)	(5,505)	531	(4,974)

Income (loss) from continuing operations	(43,021)	(66)	(43,087)	(1,329)	(44,416)
Income from discontinued operations, net of income taxes	—	—	—	1,329	1,329

Net income (loss)	$(43,021)	$(66)	$(43,087)	$—	$(43,087)

Basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.09)	$0.00	$(0.09)	$(0.00)	$(0.09)
Income from discontinued operations, net of income taxes	—	—	—	0.00	0.00

Net income (loss)	$(0.09)	$0.00	$(0.09)	$—	$(0.09)

Weighted-average shares used in basic and diluted net income (loss) per share calculations	479,609	479,609	479,609	479,609	479,609

*	Includes the following amounts related to stock-based compensation (benefit) (excluding payroll taxes):

	As Previously	Restatement	As
	Reported	Adjustments	Restated
Cost of revenues*	$—	$(38)	$(38)
Research and development*	—	(493)	(493)
Selling, general and administrative*	—	(146)	(146)

(1)	Amounts have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary. Results from the Grenoble subsidiary are classified as Discontinued Operations. See Note 18 of Notes to Consolidated Financial Statements for further discussion.

(2)	Restatement adjustments for stock-based compensation expense (benefit), relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Statement of Operations

					As Restated and
	As			Discontinued	Adjusted for
	Previously	Restatement	As	Operations	Discontinued
Quarter Ended June 30, 2005	Reported	Adjustments(2)	Restated	Adjustments(1)	Operations
(In thousands, except per share data)

Net revenues	$412,200	$—	$412,200	$(29,755)	$382,445
Operating expenses
Cost of revenues*	319,420	(631)	318,789	(18,669)	300,120
Research and development*	71,561	(1,716)	69,845	(1,675)	68,170
Selling, general and administrative*	53,312	(956)	52,356	(2,135)	50,221

Total operating expenses	444,293	(3,303)	440,990	(22,479)	418,511

Income (loss) from operations	(32,093)	3,303	(28,790)	(7,276)	(36,066)

Legal awards and settlements	1,250	—	1,250	—	1,250
Interest and other expenses, net	(10,300)	—	(10,300)	(94)	(10,394)

Income (loss) from continuing operations before income taxes	(41,143)	3,303	(37,840)	(7,370)	(45,210)
Benefit from (provision for) income taxes	(1,437)	54	(1,383)	2,102	719

Income (loss) from continuing operations	(42,580)	3,357	(39,223)	(5,268)	(44,491)
Income from discontinued operations, net of income taxes	—	—	—	5,268	5,268

Net income (loss)	$(42,580)	$3,357	$(39,223)	$—	$(39,223)

Basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.09)	$0.01	$(0.08)	$(0.01)	$(0.09)
Income from discontinued operations, net of income taxes	—	—	—	0.01	0.01

Net income (loss)	$(0.09)	$0.01	$(0.08)	$—	$(0.08)

Weighted-average shares used in basic and diluted net income (loss) per share calculations	480,793	480,793	480,793	480,793	480,793

*	Includes the following amounts related to stock-based compensation expense (benefit) (excluding payroll taxes):

	As Previously	Restatement	As
	Reported	Adjustments	Restated
Cost of revenues*	$—	$65	$65
Research and development*	—	(250)	(250)
Selling, general and administrative*	—	(42)	(42)

(1)	Amounts have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary. Results from the Grenoble subsidiary are classified as Discontinued Operations. See Note 18 of Notes to Consolidated Financial Statements for further discussion.

(2)	Restatement adjustments for stock-based compensation expense (benefit), relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Statement of Operations

					As Restated and
	As			Discontinued	Adjusted for
	Previously	Restatement	As	Operations	Discontinued
Quarter Ended September 30, 2005	Reported	Adjustments(2)	Restated	Adjustments(1)	Operations
(In thousands, except per share data)

Net revenues	$418,550	$—	$418,550	$(26,518)	$392,032
Operating expenses
Cost of revenues*	301,759	237	301,996	(17,173)	284,823
Research and development*	69,655	61	69,716	(1,304)	68,412
Selling, general and administrative*	45,089	679	45,768	(1,539)	44,229
Restructuring charges	2,785	(189)	2,596	(144)	2,452

Total operating expenses	419,288	788	420,076	(20,160)	399,916

Income (loss) from operations	(738)	(788)	(1,526)	(6,358)	(7,884)
Interest and other expenses, net	(7,012)	—	(7,012)	(119)	(7,131)

Income (loss) from continuing operations before income taxes	(7,750)	(788)	(8,538)	(6,477)	(15,015)
Benefit from (provision for) income taxes	6,653	2,785	9,438	1,848	11,286

Income (loss) from continuing operations	(1,097)	1,997	900	(4,629)	(3,729)
Income from discontinued operations, net of income taxes	—	—	—	4,629	4,629

Net income (loss)	$(1,097)	$1,997	$900	$—	$900

Basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.00)	$0.00	$0.00	$(0.01)	$(0.01)
Income from discontinued operations, net of income taxes	—	—	—	0.01	0.01

Net income (loss)	$(0.00)	$0.00	$0.00	$—	$0.00

Weighted-average shares used in basic and diluted net income (loss) per share calculations	482,440	482,440	482,440	482,440	482,440

*	Includes the following amounts related to stock-based compensation expense (benefit) (excluding payroll taxes):

	As Previously	Restatement	As
	Reported	Adjustments	Restated
Cost of revenues*	$—	$(10)	$(10)
Research and development*	—	54	54
Selling, general and administrative*	—	476	476

(1)	Amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Results from the Grenoble subsidiary are classified as Discontinued Operations. See Note 18 of Notes to Consolidated Financial Statements for further discussion.

(2)	Restatement adjustments for stock-based compensation expense (benefit), relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Statement of Operations

					As Restated and
	As			Discontinued	Adjusted for
	Previously	Restatement	As	Operations	Discontinued
Quarter Ended December 31, 2005	Reported	Adjustments(2)	Restated	Adjustments(1)	Operations
(In thousands, except per share data)

Net revenues	$425,188	$—	$425,188	$(30,955)	$394,233
Operating expenses.
Cost of revenues*	288,016	520	288,536	(20,064)	268,472
Research and development*	66,671	1,062	67,733	(1,995)	65,738
Selling, general and administrative*	41,610	651	42,261	(1,889)	40,372
Asset impairment charges	12,757	—	12,757	—	12,757
Restructuring and other charges and loss on sale	15,424	—	15,424	(194)	15,230

Total operating expenses	424,478	2,233	426,711	(24,142)	402,569

Income (loss) from operations	710	(2,233)	(1,523)	(6,813)	(8,336)
Legal awards and settlements	43,119	—	43,119	—	43,119
Interest and other expenses, net	2,434	10	2,444	(250)	2,194

Income (loss) from continuing operations before income taxes	46,263	(2,223)	44,040	(7,063)	36,977
Benefit from (provision for) income taxes	7,537	(3,518)	4,019	2,013	6,032

Income (loss) from continuing operations	53,800	(5,741)	48,059	(5,050)	43,009
Income from discontinued operations, net of income taxes	—	—	—	5,050	5,050

Net income (loss)	$53,800	$(5,741)	$48,059	$—	$48,059

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.11	$(0.01)	$0.10	$(0.01)	$0.09
Income from discontinued operations, net of income taxes	—	—	—	0.01	0.01

Net income (loss)	$0.11	$(0.01)	$0.10	$—	$0.10

Weighted-average shares used in basic net income (loss) per share calculations	483,297	483,297	483,297	483,297	483,297

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.11	$(0.01)	$0.10	$(0.01)	$0.09
Income from discontinued operations, net of income taxes	—	—	—	0.01	0.01

Net income (loss)	$0.11	$(0.01)	$0.10	$—	$0.10

Weighted-average shares used in diluted net income (loss) per share calculations	484,967	484,967	484,967	484,967	484,967

*	Includes the following amounts related to stock-based compensation expense (benefit) (excluding payroll taxes):

	As Previously	Restatement	As
	Reported	Adjustments	Restated
Cost of revenues*	$—	$255	$255
Research and development*	—	1,062	1,062
Selling, general and administrative*	289	628	917

(1)	Amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Results from the Grenoble subsidiary are classified as Discontinued Operations. See Note 18 of Notes to Consolidated Financial Statements for further discussion.

(2)	Restatement adjustments for stock-based compensation expense (benefit), relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Balance Sheet

					As
					Restated and
	As			Discontinued	Adjusted for
	Previously	Restatement	As	Operations	Discontinued
March 31, 2006	Reported	Adjustments(2)	Restated	Adjustments(1)	Operations
(In thousands, except per share data)

ASSETS
Current assets
Cash and cash equivalents	$343,400	$—	$343,400	$—	$343,400
Short-term investments	54,774	—	54,774	—	54,774
Accounts receivable, net of allowance for doubtful accounts	253,261	—	253,261	(248)	253,013
Inventories	317,126	438	317,564	(24,010)	293,554
Current assets of discontinued operations	—	—	—	32,142	32,142
Other current assets	93,654	1,828	95,482	(7,884)	87,598

Total current assets	1,062,215	2,266	1,064,481	—	1,064,481
Fixed assets, net	862,427	—	862,427	(15,786)	846,641
Non-current assets of discontinued operations	—	—	—	15,786	15,786
Intangible and other assets	36,533	4,763	41,296	—	41,296

Total assets	$1,961,175	$7,029	$1,968,204	$—	$1,968,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$104,783	$—	$104,783	$—	$104,783
Convertible notes	144,085	—	144,085	—	144,085
Trade accounts payable	150,009	—	150,009	(17,247)	132,762
Accrued and other liabilities	207,512	14,671	222,183	(27,936)	194,247
Current liabilities of discontinued operations	—	—	—	45,183	45,183
Deferred income on shipments to distributors	19,643	—	19,643	—	19,643

Total current liabilities	626,032	14,671	640,703	—	640,703
Long-term debt less current portion	116,873	—	116,873	—	116,873
Convertible notes less current portion	299	—	299	—	299
Non-current liabilities of discontinued operations	—	—	—	4,634	4,634
Other long-term liabilities	236,838	700	237,538	(4,634)	232,904

Total liabilities	980,042	15,371	995,413	—	995,413

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 486,498 at March 31, 2006	486	—	486	—	486
Additional paid-in capital	1,302,754	103,402	1,406,156	—	1,406,156
Accumulated other comprehensive income	160,282	(12,355)	147,927	—	147,927
Accumulated deficit	(482,389)	(99,389)	(581,778)	—	(581,778)

Total stockholders’ equity	981,133	(8,342)	972,791	—	972,791

Total liabilities and stockholders’ equity	$1,961,175	$7,029	$1,968,204	$—	$1,968,204

(1)	Amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Assets and liabilities of the Grenoble subsidiary are reclassified as assets and liabilities of discontinued operations. See Note 18 of Notes to Consolidated Financial Statements for further discussion.

(2)	Restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Balance Sheet

					As
					Restated
	As			Discontinued	and Adjusted
	Previously	Restatement	As	Operations	for Discontinued
March 31, 2005	Reported	Adjustments(2)	Restated	Adjustments(1)	Operations
(In thousands, except per share data)

ASSETS
Current assets
Cash and cash equivalents	$322,847	$—	$322,847	$—	$322,847
Short-term investments	48,298	—	48,298	—	48,298
Accounts receivable, net of allowance for doubtful accounts	242,966	—	242,966	(32)	242,934
Inventories	334,155	—	334,155	(24,578)	309,577
Current assets of discontinued operations	—	—	—	30,914	30,914
Other current assets	96,175	7,712	103,887	(6,304)	97,583

Total current assets	1,044,441	7,712	1,052,153	—	1,052,153
Fixed assets, net	1,134,065	—	1,134,065	(17,345)	1,116,720
Non-current assets of discontinued operations	—	—	—	17,345	17,345
Intangible and other assets	44,771	—	44,771	—	44,771

Total assets	$2,223,277	$7,712	$2,230,989	$—	$2,230,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$136,937	$—	$136,937	$—	$136,937
Trade accounts payable	198,976	—	198,976	(19,018)	179,958
Accrued and other liabilities	245,147	11,783	256,930	(20,215)	236,715
Current liabilities of discontinued operations	—	—	—	39,233	39,233
Deferred income on shipments to distributors	16,850	—	16,850	—	16,850

Total current liabilities	597,910	11,783	609,693	—	609,693
Long-term debt less current portion	124,194	—	124,194	—	124,194
Convertible notes less current portion	216,176	—	216,176	—	216,176
Non-current liabilities of discontinued operations	—	—	—	4,755	4,755
Other long-term liabilities	267,151	700	267,851	(4,755)	263,096

Total liabilities	1,205,431	12,483	1,217,914	—	1,217,914

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 480,401 at March 31, 2005	480	—	480	—	480
Additional paid-in capital	1,287,452	106,334	1,393,786	—	1,393,786
Unearned stock-based compensation	—	(4,673)	(4,673)	—	(4,673)
Accumulated other comprehensive income	232,061	(12,357)	219,704	—	219,704
Accumulated deficit	(502,147)	(94,075)	(596,222)	—	(596,222)

Total stockholders’ equity	1,017,846	(4,771)	1,013,075	—	1,013,075

Total liabilities and stockholders’ equity	$2,223,277	$7,712	$2,230,989	$—	$2,230,989

(1)	Amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Assets and liabilities of the Grenoble subsidiary are reclassified as assets and liabilities of discontinued operations. See Note 18 of Notes to Consolidated Financial Statements for further discussion.

(2)	Restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Balance Sheet

					As Restated and
				Discontinued	Adjusted for
	As Previously	Restatement	As	Operations	Discontinued
June 30, 2005	Reported	Adjustments(2)	Restated	Adjustments(1)	Operations
(In thousands, except per share data)

ASSETS
Current assets
Cash and cash equivalents	$303,148	$—	$303,148	$—	$303,148
Short-term investments	45,621	—	45,621	—	45,621
Accounts receivable, net of allowance for doubtful accounts	231,737	—	231,737	(32)	231,705
Inventories	320,326	—	320,326	(21,617)	298,709
Current assets of discontinued operations	—	—	—	27,234	27,234
Other current assets	81,603	7,712	89,315	(5,585)	83,730

Total current assets	982,435	7,712	990,147	—	990,147
Fixed assets, net	1,025,342	—	1,025,342	(15,439)	1,009,903
Non-current assets of discontinued operations	—	—	—	15,439	15,439
Intangible and other assets	43,509	—	43,509	—	43,509

Total assets	$2,051,286	$7,712	$2,058,998	$—	$2,058,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$133,564	$—	$133,564	$—	$133,564
Convertible notes	218,437	—	218,437	—	218,437
Trade accounts payable	164,192	—	164,192	(14,532)	149,660
Accrued and other liabilities	216,913	8,651	225,564	(18,174)	207,390
Current liabilities of discontinued operations	—	—	—	32,706	32,706
Deferred income on shipments to distributors	16,060	—	16,060	—	16,060

Total current liabilities	749,166	8,651	757,817	—	757,817
Long-term debt less current portion	159,517	—	159,517	—	159,517
Convertible notes less current portion	287	—	287	—	287
Non-current liabilities of discontinued operations	—	—	—	4,462	4,462
Other long-term liabilities	255,687	700	256,387	(4,462)	251,925

Total liabilities	1,164,657	9,351	1,174,008	—	1,174,008

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 480,984 at June 30, 2005	480	—	480	—	480
Additional paid-in capital	1,288,611	105,659	1,394,270	—	1,394,270
Unearned stock-based compensation	—	(4,223)	(4,223)	—	(4,223)
Accumulated other comprehensive income	142,265	(12,357)	129,908	—	129,908
Accumulated deficit	(544,727)	(90,718)	(635,445)	—	(635,445)

Total stockholders’ equity	886,629	(1,639)	884,990	—	884,990

Total liabilities and stockholders’ equity	$2,051,286	$7,712	$2,058,998	$—	$2,058,998

(1)	Amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Assets and liabilities of the Grenoble subsidiary are reclassified as assets and liabilities of discontinued operations. See Note 18 of Notes to Consolidated Financial Statements for further discussion.

(2)	Restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Balance Sheet

					As
					Restated and
				Discontinued	Adjusted for
	As Previously	Restatement	As	Operations	Discontinued
September 30, 2005	Reported	Adjustments(2)	Restated	Adjustments(1)	Operations
(In thousands, except per share data)

ASSETS
Current assets
Cash and cash equivalents	$282,388	$—	$282,388	$—	$282,388
Short-term investments	52,569	—	52,569	—	52,569
Accounts receivable, net of allowance for doubtful accounts	236,194	—	236,194	(365)	235,829
Inventories	313,087	—	313,087	(21,628)	291,459
Current assets of discontinued operations	—	—	—	27,691	27,691
Other current assets	98,117	7,712	105,829	(5,698)	100,131

Total current assets	982,355	7,712	990,067	—	990,067
Fixed assets, net	969,353	—	969,353	(17,641)	951,712
Non-current assets of discontinued operations	—	—	—	17,641	17,641
Intangible and other assets	39,638	—	39,638	—	39,638

Total assets	$1,991,346	$7,712	$1,999,058	$—	$1,999,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$126,679	$—	$126,679	$—	$126,679
Convertible notes	221,021	—	221,021	—	221,021
Trade accounts payable	127,930	—	127,930	(17,454)	110,476
Accrued and other liabilities	197,497	6,134	203,631	(20,236)	183,395
Current liabilities of discontinued operations	—	—	—	37,690	37,690
Deferred income on shipments to distributors	15,655	—	15,655	—	15,655

Total current liabilities	688,782	6,134	694,916	—	694,916
Long-term debt less current portion	151,186	—	151,186	—	151,186
Convertible notes less current portion	291	—	291	—	291
Non-current liabilities of discontinued operations	—	—	—	4,503	4,503
Other long-term liabilities	256,161	700	256,861	(4,503)	252,358

Total liabilities	1,096,420	6,834	1,103,254	—	1,103,254

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 483,189 at September 30, 2005	483	—	483	—	483
Additional paid-in capital	1,292,762	105,720	1,398,482	—	1,398,482
Unearned stock-based compensation	—	(3,764)	(3,764)	—	(3,764)
Accumulated other comprehensive income	147,505	(12,357)	135,148	—	135,148
Accumulated deficit	(545,824)	(88,721)	(634,545)	—	(634,545)

Total stockholders’ equity	894,926	878	895,804	—	895,804

Total liabilities and stockholders’ equity	$1,991,346	$7,712	$1,999,058	$—	$1,999,058

(1)	Amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Assets and liabilities of the Grenoble subsidiary are reclassified as assets and liabilities of discontinued operations. See Note 18 of Notes to Consolidated Financial Statements for further discussion.

(2)	Restatement adjustments for stock-based compensation expenses, relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Restatement and Impact on Consolidated Financial Statements

As a result of the measurement date and other errors identified in the Audit Committee’s investigation and subsequent management review, the Company recorded aggregate non-cash stock-based compensation expenses for the period from 1993 through 2005 of approximately $116 million, plus associated payroll tax expense of $2 million, less related income tax benefit of $12 million, for total stock compensation expense, net of income tax of $106 million. As part of the restatement of the consolidated financial statements, the Company also recorded additional non-cash adjustments that were previously identified and considered to be immaterial. The cumulative after-tax benefit from the recording of these adjustments was $11 million for the period from 1993 through 2005. These adjustments related primarily to the timing of revenue recognition and related reserves, recognition of grant benefits, accruals for and other litigation expenses, reversal of income tax expense related to unrealized foreign exchange translation gains, and asset impairment charges. The total impact of all restatement adjustments resulted in net expenses of $94 million. These expenses have the net effect of decreasing net income or increasing net loss and decreasing retained earnings or increasing accumulated deficit previously reported in the Company’s historical financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. This evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Management’s Consideration of the Restatement

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of December 31, 2006, management considered, among other things, the control deficiencies related to accounting for stock-based compensation and management integrity with respect to the stock option process, which resulted in the need to restate our previously issued financial statements as disclosed in Note 2, “Restatements of Consolidated Financial Statements,” to the accompanying Consolidated Financial Statements included in Item 8 of this Form 10-K. Management has concluded that the control deficiencies that resulted in the restatement of the previously issued financial statements did not constitute material weaknesses as of December 31, 2006 as management concluded that there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation expense, unearned stock-based compensation and deferred tax assets being materially misstated is remote.

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

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes included the implementation of improvements to stock option grant controls and procedures.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

Except as set forth below, information required by this Item regarding directors, Section 16 filings and the Registrant’s Audit Committee is set forth under the captions “Background on Directors,’’ “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees — Audit Committee” in the Registrant’s definitive proxy statement for the Special Meeting of Stockholders held on May 18, 2007 (the “Special Meeting Proxy Statement”), and is incorporated herein by reference. Information regarding the Registrant’s executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Code of Ethics/Standards of Business Conduct

It is our policy to conduct our operations in compliance with all applicable laws and regulations and to operate our business under the fundamental principles of honesty, integrity and ethical behavior. This policy can be found in our Standards of Business Conduct, which is applicable to all of our directors, officers and employees, and which complies with the SEC’s requirements and with NASDAQ’s listing standards.

Our Standards of Business Conduct are designed to promote honest and ethical conduct, the compliance with all applicable laws, rules and regulations and to deter wrongdoing. Our Standards of Business Conduct are also aimed at ensuring that information we provide to the public (including our filings with and submissions to the SEC) is accurate, complete, fair, relevant, timely and understandable. A copy of our Standards of Business Conduct can be accessed on our web site at www.atmel.com/ir/governance.asp. We intend to disclose future amendments to certain provisions of our Standards of Business Conduct, or waivers of such provisions granted to directors and executive officers, on our web site in accordance with applicable SEC and NASDAQ requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item regarding compensation of the Registrant’s directors and executive officers is set forth under the captions “Executive Compensation,” “Executive Compensation — Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Special Meeting Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item regarding beneficial ownership of the Registrant’s Common Stock by certain beneficial owners and management of Registrant, as well as equity compensation plans, is set forth under the captions “Security Ownership” and “Executive Compensation — Equity Compensation Plan Information” in the Special Meeting Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item regarding certain relationships and related transactions with management and director independence is set forth under the caption “Certain Relationships and Related Transactions” and “Independence of Directors” in the Special Meeting Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

The following table sets forth the fees billed for services rendered by PricewaterhouseCoopers LLP for each of our last two fiscal years.

	2006	2005

Audit fees(1)	$8,993,000	$5,437,000
Audit-related fees	—	—
Tax fees(2)	62,500	104,000
All other fees	—	—

Total	$9,055,500	$5,541,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and of our internal control over financial reporting and the review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings. Audit fees for fiscal 2006 also include approximately $3.6 million of fees relating to the restatement of our historical financial statements as a result of the findings of the Audit Committee investigation of our historical stock option grant process as discussed in Note 2, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements in this Form 10-K.

(2)	Tax fees consisted of fees for international tax planning services and other tax compliance advice.

Audit Committee Pre-Approval Policy

Section 10A(i)(1) of the Exchange Act and related SEC rules require that all auditing and permissible non-audit services to be performed by a company’s principal accountants be approved in advance by the Audit

Committee of the Board of Directors, subject to a de minimus exception set forth in the SEC rules (the De Minimus Exception). Pursuant to Section 10A(i)(3) of the Exchange Act and related SEC rules, the Audit Committee has established procedures by which the Chairperson of the Audit Committee may pre-approve such services provided the pre-approval is detailed as to the particular service or category of services to be rendered and the Chairperson reports the details of the services to the full Audit Committee at its next regularly scheduled meeting. None of the audit-related or non-audit services described above were performed pursuant to the De Minimus Exception during the periods in which the pre-approval requirement has been in effect.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

1. Financial Statements.  See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules.  See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

3. Exhibits.  The following Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

3.1		Restated Certificate of Incorporation of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 0-19032).
3.2		Amended and Restated Bylaws of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 28, 2007).
3.3		Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock (which is incorporated herein by reference to Exhibit A of Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).
4.1		Amended and Restated Preferred Shares Rights Agreement dated as of October 18, 1999, between Atmel Corporation and BankBoston, N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).
10	.1+	1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991).
10	.2+	1991 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).
10	.3+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19032).
10	.4+	2005 Stock Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 16, 2005).
10	.5+	Employment Agreement dated as of August 6, 2006 between Registrant and Steven Laub (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 19, 2007).
10	.6+	Amendment to the Employment Agreement dated as of March 13, 2007 between Registrant and Steven Laub (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 19, 2007).

10.7		Facility Agreement, dated as of March 15, 2006, by and among the Registrant, Atmel Sarl, Atmel Switzerland Sarl, the financial institutions listed therein, and Bank of America, N.A., as facility agent and security agent (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 21, 2006).
10.8		Share Purchase Agreement, dated as of July 12, 2006, between e2v technologies SAS and Atmel Paris SAS (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on July 13, 2006).
10	.9+	Stock Option Fixed Exercise Date Form (which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on January 8, 2007).
21.1		Subsidiaries of Registrant.
24.1		Power of Attorney (included on the signature pages hereof).
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management compensatory plan, contract or arrangement.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION

By:	/s/ Steven Laub
Steven Laub
President and Chief Executive Officer

June 8, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven Laub and Robert Avery, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on June 8, 2007 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ (Steven Laub) (Steven Laub)	President, Chief Executive Officer and Director (principal executive officer)

/s/ (Robert Avery) (Robert Avery)	Vice President Finance and Chief Financial Officer (principal financial and accounting officer)

/s/ (Tsung-Ching Wu) (Tsung-Ching Wu)	Director

/s/ (T. Peter Thomas) (T. Peter Thomas)	Director

/s/ (Pierre Fougere) (Pierre Fougere)	Director

/s/ (Dr. Chaiho Kim) (Dr. Chaiho Kim)	Director

/s/ (David Sugishita) (David Sugishita)	Director

EXHIBIT INDEX

3.1		Restated Certificate of Incorporation of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 0-19032).
3.2		Amended and Restated Bylaws of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 28, 2007).
3.3		Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock (which is incorporated herein by reference to Exhibit A of Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).
4.1		Amended and Restated Preferred Shares Rights Agreement dated as of October 18, 1999, between Atmel Corporation and BankBoston, N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).
10	.1+	1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991).
10	.2+	1991 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).
10	.3+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19032).
10	.4+	2005 Stock Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 16, 2005).
10	.5+	Employment Agreement dated as of August 6, 2006 between Registrant and Steven Laub (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 19, 2007).
10	.6+	Amendment to Employment Agreement dated as of March 13, 2007 between Registrant and Steven Laub (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 19, 2007).
10.7		Facility Agreement, dated as of March 15, 2006, by and among the Registrant, Atmel Sarl, Atmel Switzerland Sarl, the financial institutions listed therein, and Bank of America, N.A., as facility agent and security agent (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 21, 2006).
10.8		Share Purchase Agreement, dated as of July 12, 2006, between e2v technologies SAS and Atmel Paris SAS (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on July 13, 2006).
10	.9+	Stock Option Fixed Exercise Date Form (which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on January 8, 2007).
21.1		Subsidiaries of Registrant.
24.1		Power of Attorney (included on the signature pages hereof)
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management compensatory plan, contract or arrangement.