Form 10-K/A
period 2006-12-31
ATMEL CORP
filed 2007-06-27
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Registrant’s telephone number, including area code:
(408) 441-0311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
Preferred Share Right (currently attached to and trading only with the Common Stock)	(NASDAQ Global Select Market)
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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) is to file the consent of our auditors, PricewaterhouseCoopers LLP, independent registered public accounting firm, as Exhibit 23.1 and include Exhibit 23.1 in the list of exhibits contained in Part IV, Item 15 of the Form 10-K. No other changes have been made to the Form 10-K.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

3.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

3.1	Restated Certificate of Incorporation of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 0-19032).

3.2	Amended and Restated Bylaws of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 28, 2007).

3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock (which is incorporated herein by reference to Exhibit A of Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

4.1	Amended and Restated Preferred Shares Rights Agreement dated as of October 18, 1999, between Atmel Corporation and BankBoston, N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

10.1+	1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991).

10.2+	1991 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).

10.3+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19032).

10.4+	2005 Stock Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 16, 2005).

10.5+	Employment Agreement dated as of August 6, 2006 between Registrant and Steven Laub (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 19, 2007).

10.6+	Amendment to the Employment Agreement dated as of March 13, 2007 between Registrant and Steven Laub (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 19, 2007).

10.7	Facility Agreement, dated as of March 15, 2006, by and among the Registrant, Atmel Sarl, Atmel Switzerland Sarl, the financial institutions listed therein, and Bank of America, N.A., as facility agent and security agent (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 21, 2006).

10.8	Share Purchase Agreement, dated as of July 12, 2006, between e2v technologies SAS and Atmel Paris SAS (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on July 13, 2006).

10.9+	Stock Option Fixed Exercise Date Form (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on January 8, 2007).

21.1*	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.4	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management compensatory plan, contract or arrangement.

*	Previously filed with the Form 10-K.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION
June 27, 2007	By:	/s/ Steven Laub
Steven Laub
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on June 27, 2007 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ Steven Laub (Steven Laub)	President, Chief Executive Officer and Director (principal executive officer)

/s/ Robert Avery (Robert Avery)	Vice President Finance and Chief Financial Officer (principal financial and accounting officer)

* (Tsung-Ching Wu)	Director

* (T. Peter Thomas)	Director

* (Pierre Fougere)	Director

* (Dr. Chaiho Kim)	Director

* (David Sugishita)	Director

*By:	/s/ Steven Laub
Steven Laub
Attorney-in-Fact

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 0-19032).

3.2	Amended and Restated Bylaws of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 28, 2007).

3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock (which is incorporated herein by reference to Exhibit A of Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

4.1	Amended and Restated Preferred Shares Rights Agreement dated as of October 18, 1999, between Atmel Corporation and BankBoston, N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).

10.1+	1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991).

10.2+	1991 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).

10.3+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19032).

10.4+	2005 Stock Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 16, 2005).

10.5+	Employment Agreement dated as of August 6, 2006 between Registrant and Steven Laub (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 19, 2007).

10.6+	Amendment to Employment Agreement dated as of March 13, 2007 between Registrant and Steven Laub (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 19, 2007).

10.7	Facility Agreement, dated as of March 15, 2006, by and among the Registrant, Atmel Sarl, Atmel Switzerland Sarl, the financial institutions listed therein, and Bank of America, N.A., as facility agent and security agent (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 21, 2006).

10.8	Share Purchase Agreement, dated as of July 12, 2006, between e2v technologies SAS and Atmel Paris SAS (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on July 13, 2006).

10.9+	Stock Option Fixed Exercise Date Form (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on January 8, 2007).

21.1*	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.3	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.4	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management compensatory plan, contract or arrangement.

*	Previously filed with the Form 10-K.