Form 10-Q
period 2007-03-31
ATMEL CORP
filed 2007-06-27
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2007
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

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2007

EXPLANATORY NOTE REGARDING RESTATEMENTS
     This Quarterly Report on Form 10-Q for our quarter ended March 31, 2007, includes a restatement of our condensed consolidated financial statements for our quarter ended March 31, 2006 (and related disclosures). The restatement is a result of an independent stock option investigation commenced by the Audit Committee of the Board of Directors. See Note 2, “Restatements of Consolidated Financial Statements,” to Condensed Consolidated Financial Statements for a detailed discussion of the effect of the restatements.
     Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to August 10, 2006, and all earnings press releases and similar communications issued by us prior to August 10, 2006, should not be relied upon and are superseded in their entirety by our December 31, 2006 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by us with the Securities and Exchange Commission on or after June 8, 2007.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$419,982	$410,480
Short-term investments	58,713	56,264
Accounts receivable, net of allowance for doubtful accounts of $3,299 and $3,605, respectively	215,926	227,031
Inventories	363,538	339,799
Other current assets	103,689	118,965

Total current assets	1,161,848	1,152,539
Fixed assets, net	505,759	514,349
Non-current assets held for sale	125,706	123,797
Intangible and other assets, net	26,362	27,854

Total assets	$1,819,675	$1,818,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$36,357	$38,311
Trade accounts payable	130,036	145,079
Accrued and other liabilities	236,110	231,237
Liabilities related to assets held for sale	119,830	133,893
Deferred income on shipments to distributors	16,864	18,856

Total current liabilities	539,197	567,376
Long-term debt less current portion	51,830	60,020
Non-current liabilities related to assets held for sale	191	313
Other long-term liabilities	236,685	236,936

Total liabilities	827,903	864,645

Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 488,840 at March 31, 2007 and 488,844 at December 31, 2006	489	489
Additional paid-in capital	1,421,279	1,418,004
Accumulated other comprehensive income	112,900	107,237
Accumulated deficit	(542,896)	(571,836)

Total stockholders’ equity	991,772	953,894

Total liabilities and stockholders’ equity	$1,819,675	$1,818,539

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
(In thousands, except per share data)		As restated (1)
Net revenues	$391,313	$400,784
Operating expenses
Cost of revenues	251,376	274,402
Research and development	67,299	68,151
Selling, general and administrative	58,059	45,411
Restructuring charges	1,782	151

Total operating expenses	378,516	388,115

Income from operations	12,797	12,669
Interest and other income (expenses), net	979	(6,619)

Income from continuing operations before income taxes	13,776	6,050
Benefit from (provision for) income taxes	15,164	(7,204)

Income (loss) from continuing operations	28,940	(1,154)
Income from discontinued operations, net of income taxes	—	5,862

Net income	$28,940	$4,708

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.06	$(0.00)
Income from discontinued operations, net of income taxes	—	0.01

Net income	$0.06	$0.01

Weighted-average shares used in basic income (loss) per share calculations	488,842	485,576

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.06	$(0.00)
Income from discontinued operations, net of income taxes	—	0.01

Net income	$0.06	$0.01

Weighted-average shares used in diluted income (loss) per share calculations	494,198	485,576

(1)	See Note 2, “Restatements of Consolidated Financial Statements” to Condensed Consolidated Financial Statements for further discussion
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
(In thousands)		As restated (1)
Cash flows from operating activities
Net income	$28,940	$4,708
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	31,940	59,825
Gain (loss) on sale of fixed assets	17	(1,465)
Provision for doubtful accounts receivable	132	84
Other non-cash losses	428	4,170
Accrued interest on zero coupon convertible debt	—	1,688
Accrued interest on other long-term debt	278	461
Stock-based compensation expense	3,310	2,958
Changes in operating assets and liabilities
Accounts receivable	10,993	(17,970)
Inventories	(23,267)	(5,837)
Current and other assets	12,732	6,486
Trade accounts payable	(8,027)	12,991
Accrued and other liabilities	3,736	13,414
Deferred income on shipments to distributors	(1,992)	1,298

Net cash provided by operating activities	59,220	82,811

Cash flows from investing activities
Acquisitions of fixed assets	(26,206)	(17,787)
Proceeds from the sale of fixed assets	11	2,323
Proceeds from the sale of interest in privately-held companies	—	1,799
Acquisitions of intangible assets	—	(209)
Purchases of short-term investments	(4,114)	(6,590)
Sales or maturities of short-term investments	2,000	1,054

Net cash used in investing activities	(28,309)	(19,410)

Cash flows from financing activities
Principal payments on capital leases and other debt	(22,806)	(27,969)
Issuance of common stock	—	5,983

Net cash used in financing activities	(22,806)	(21,986)

Effect of exchange rate changes on cash and cash equivalents	1,397	1,662

Net increase in cash and cash equivalents	9,502	43,077

Cash and cash equivalents at beginning of period	410,480	300,323

Cash and cash equivalents at end of period	$419,982	$343,400

Supplemental cash flow disclosures:
Interest paid	$2,314	$3,938
Income taxes paid, net	16,893	1,116
Decreases in accounts payable related to fixed asset purchases	(6,441)	(2,900)
Fixed assets acquired under capital leases	—	715

(1)	See Note 2, “Restatements of Consolidated Financial Statements” to Condensed Consolidated Financial Statements for further discussion
The accompanying notes are an integral part of these Condensed Consolidated Financial statements.

Atmel Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or “Atmel”) and its subsidiaries as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. All intercompany balances have been eliminated. Because all of the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The December 31, 2006 year-end condensed balance sheet data was derived from the audited consolidated financial statements and does not include all of the disclosures required by generally accepted accounting principles. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.
     In the third quarter of 2006, the Company completed the divestiture of its Grenoble, France, subsidiary. Results from the Grenoble subsidiary are excluded from the amounts from continuing operations for the three months ended March 31, 2006 disclosed herein, and have been reclassified as Results from Discontinued Operations. See Note 8 for further discussion.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include reserves for inventory, sales return reserves, restructuring charges, stock-based compensation expense, allowances for doubtful accounts receivable, warranty reserves, estimates for useful lives associated with long-lived assets, asset impairments, certain accrued liabilities and income taxes and tax valuation allowances. Actual results could differ from those estimates.
Inventories
     Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis for raw materials and purchased parts; and an average-cost basis for work in progress and finished goods) or market. Market is based on estimated net realizable value. The Company establishes lower of cost or market reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when the inventory product exceeds nine months of demand or twelve months of backlog for that product. Inventory reserves are not relieved until the related inventory has been sold or scrapped. Inventories are comprised of the following as of March 31, 2007 and December 31, 2006, respectively:

	2007	2006

Raw materials and purchased parts	$16,629	$13,434
Work-in-progress	254,188	245,760
Finished goods	92,721	80,605

	$363,538	$339,799

Grant Recognition
     Subsidy grants from government organizations are amortized as a reduction of expenses over the period the related obligations are fulfilled. In fiscal 2006, Atmel entered into new grant agreements and modified existing agreements, with several European government agencies. Recognition of future subsidy benefits will depend on Atmel’s achievement of certain capital investment, research and development spending and employment goals. The Company recognized the following amount of subsidy grant benefits as a reduction of either cost of revenues or research and development expenses, depending on the nature of the grant:

	March 31,	March 31,
	2007	2006
Three Months Ended		As restated
Cost of revenues	$297	$1,816
Research and development expenses	5,467	3,762

Total	$5,764	$5,578

Stock-Based Compensation
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
     Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 included a combination of payment awards granted prior to January 1, 2006 and payment awards granted subsequent to January 1, 2006. For stock-based payment awards granted prior to January 1, 2006, the Company attributes the value of stock-based compensation, determined under SFAS No. 123R, to expense using the accelerated multiple-option approach. Compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the three months ended March 31, 2007 and 2006 includes the impact of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to 2006, the Company accounted for forfeitures as they occurred. The adoption of SFAS No. 123R requires the Company to reflect the net cumulative impact of estimating forfeitures in the determination of period expense by reversing the previously recognized cumulative compensation expense related to those forfeitures, rather than recording forfeitures when they occur as previously permitted. The Company did not record this cumulative impact upon adoption, as the amount was insignificant. Stock options granted in periods prior to 2006 were measured based on SFAS No. 123 requirements, whereas stock options granted subsequent to January 1, 2006 were measured based on SFAS No. 123R requirements. See Note 10 for further discussion.
Recent Accounting Pronouncements
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
     On October 30, 2006, the Company announced that financial statements for all annual and interim periods prior to that date should no longer be relied upon due to errors in recording stock-based compensation expense. Specifically, this notice of non-reliance applied to the three year period ended December 31, 2005, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the financial statements for the interim periods contained in the Quarterly Reports on Form 10-Q filed with respect to each of these years, the financial statements included in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2006, as well as financial statements for fiscal years prior to December 31, 2003. On June 8, 2007, the Company filed its Quarterly Reports on Forms 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and its Annual Report on Form 10-K for the year ended December 31, 2006.
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
     In summary, stock-based compensation expenses related to stock option repricing programs included in restated financial statements for prior years, up to and including fiscal year 2005, totaled approximately $37,109, net of forfeitures.
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
     Costs of Restatement and Legal Activities
     The Company has incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the Company’s internal review and recertification procedures, the preparation of the consolidated financial statements and the restated consolidated financial statements, the SEC and other government agency inquiries, and the derivative litigation. These expenses were approximately $5,100 for the three months ended March 31, 2007.
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

     Late SEC Filings and NASDAQ Delisting Proceedings
     Due to the Audit Committee investigation and the resulting restatements, the Company did not file on time the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, the Annual Report on Form 10-K for the year ended December 31, 2006 and the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2006 and the quarter ended March 31, 2007. As a result, the Company received four NASDAQ Staff Determination letters, dated May 14, 2007, March 8, 2007, November 14, 2006, and August 14, 2006, respectively, stating that it was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that its stock was subject to delisting from the NASDAQ Global Select Market. In response to the first notice of non-compliance, the Company requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). Following the hearing, the Panel granted the Company’s request for continued listing subject to the requirements that Atmel provides the Panel with certain information relating to the Audit Committee’s investigation, which was subsequently submitted to the Panel, and that the Company files the Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006 and any necessary restatements by February 9, 2007. On January 22, 2007, the NASDAQ Listing and Hearing Review Council (the “Listing Council”) determined to call the matter for review. The Listing Council also determined to stay the Panel decision that required the Company to file the Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006, by February 9, 2007. In connection with the call for review, the Listing Council requested that the Company provide an update on its efforts to file the delayed reports, which it did on March 2, 2007. On May 10, 2007, the Company received the decision of the Listing Council in response to its request for continued listing on the NASDAQ Global Select Market. Specifically, the Listing Council granted the Company’s request for an extension within which to satisfy NASDAQ’s filing requirement, through June 8, 2007. On June 4, 2007, the Board of Directors of The NASDAQ Stock Market (the “Nasdaq Board”) informed the Company that it had been called the Listing Council’s decision for review and had determined to stay any decision to suspend the Company’s securities from trading, pending consideration by the Nasdaq Board in July 2007.
     The following tables reflect the impact of the restatement on the Company’s condensed consolidated financial statements for the three months ended March 31, 2006:

Condensed Consolidated Statement of Operations

					As Restated and
	As			Discontinued	Adjusted for
	Previously	Restatement	As	Operations	Discontinued
Quarter Ended March 31, 2006	Reported	Adjustments(2)	Restated	Adjustments(1)	Operations
(In thousands, except per share data)
Net revenues	$436,784	$—	$436,784	$(36,000)	$400,784
Operating expenses
Cost of revenues*	295,103	54	295,157	(20,755)	274,402
Research and development*	70,698	(336)	70,362	(2,211)	68,151
Selling, general and administrative*	47,166	(111)	47,055	(1,644)	45,411
Restructuring charges	202	(51)	151	—	151

Total operating expenses	413,169	(444)	412,725	(24,610)	388,115

Income from operations	23,615	444	24,059	(11,390)	12,669
Interest and other expenses, net	(6,375)	—	(6,375)	(244)	(6,619)

Income from continuing operations before income taxes	17,240	444	17,684	(11,634)	6,050
Benefit from (provision for) income taxes	(7,606)	(5,370)	(12,976)	5,772	(7,204)

Income (loss) from continuing operations	9,634	(4,926)	4,708	(5,862)	(1,154)
Income from discontinued operations, net of income taxes	—	—	—	5,862	5,862

Net income (loss)	$9,634	$(4,926)	$4,708	$—	$4,708

Basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.01)	$0.01	$(0.01)	$(0.00)
Income from discontinued operations, net of income taxes	—	—	—	0.01	0.01

Net income (loss)	$0.02	$(0.01)	$0.01	$—	$0.01

Weighted-average shares used in basic net and diluted income (loss) per share calculations	485,576	485,576	485,576	485,576	485,576

*	Includes the following amounts related to stock-based compensation expense (benefit) (excluding payroll taxes):

	As
	Previously	Restatement	As
	Reported	Adjustments	Restated
Cost of revenues*	$259	$(346)	$(87)
Research and development*	1,095	(336)	759
Selling, general and administrative*	1,604	(163)	1,441

(1)	Amounts have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary. Results from the Grenoble subsidiary are classified as Discontinued Operations. See Note 8 of Notes to Consolidated Financial Statements for further discussion.

(2)	Restatement adjustments for stock-based compensation expense (benefit), relating to improper measurement dates, repricing errors, other stock option modifications and related payroll and income tax expense (benefit) impacts, as well as adjustments to accrued grant benefits.

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2006

	As
	previously	Adjustments	As
(In thousands)	reported	(2)	restated
Cash flows from operating activities
Net income	$9,634	$(4,926)	$4,708
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	59,825	—	59,825
Gain on sale of fixed assets	(1,465)	—	(1,465)
Provision for doubtful accounts receivable	84	—	84
Other non-cash losses	4,170	—	4,170
Accrued interest on zero coupon convertible debt	1,688	—	1,688
Accrued interest on other long-term debt	461	—	461
Stock-based compensation expense	2,958	—	2,958
Changes in operating assets and liabilities
Accounts receivable	(17,970)	—	(17,970)
Inventories	(5,399)	(438)	(5,837)
Current and other assets	13,077	(6,591)	6,486
Trade accounts payable	12,991	—	12,991
Accrued and other liabilities	1,459	11,955	13,414
Deferred income on shipments to distributors	1,298	—	1,298

Net cash provided by operating activities	82,811	—	82,811

Cash flows from investing activities
Acquisitions of fixed assets	(17,787)	—	(17,787)
Proceeds from the sale of fixed assets	2,323	—	2,323
Proceeds from the sale of interest in privately-held companies and other	1,799	—	1,799
Acquisitions of intangible assets	(209)	—	(209)
Purchases of short-term investments	(6,590)	—	(6,590)
Sales or maturities of short-term investments	1,054	—	1,054

Net cash used in investing activities	(19,410)	—	(19,410)

Cash flows from financing activities
Principal payments on capital leases and other debt	(27,969)	—	(27,969)
Issuance of common stock	5,983	—	5,983

Net cash used in financing activities	(21,986)	—	(21,986)

Effect of exchange rate changes on cash and cash equivalents	1,662	—	1,662

Net increase in cash and cash equivalents	43,077	—	43,077

Cash and cash equivalents at beginning of period	300,323	—	300,323

Cash and cash equivalents at end of period	$343,400	$—	$343,400

(1)	Amounts have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary. Results from the Grenoble subsidiary are reclassified as Results from Discontinued Operations. See Note 8 for further discussion.

(2)	Restatement adjustments for stock options relating to improper measurement dates, repricing errors, modifications and related payroll tax expense (benefit) impacts, as well as adjustments to accrued grant benefits and other inventory adjustments.

Note 3 SHORT-TERM INVESTMENTS
     Short-term investments at March 31, 2007 and December 31, 2006 primarily comprise U.S. and foreign corporate debt securities, U.S. Government and municipal agency debt securities, commercial paper, and guaranteed variable annuities.
     All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets and as a component of accumulated other comprehensive income. Realized gains are recorded based on the specific identification method. During the three months ended March 31, 2007 and the year ended December 31, 2006, the Company had no net realized gains on short-term investments. The carrying amount of the Company’s investments is shown in the table below:

	March 31, 2007		December 31, 2006
	Book Value	Market Value	Book Value	Market Value

U.S. Government debt securities	$1,106	$1,104	$1,400	$1,396
State and municipal debt securities	3,450	3,450	3,450	3,450
Corporate equity securities	87	1,050	87	892
Corporate debt securities and other obligations	51,906	53,109	49,170	50,526

	56,549	58,713	54,107	56,264
Unrealized gains	2,172	—	2,176	—
Unrealized losses	(8)	—	(19)	—

Net unrealized gains	2,164	—	2,157	—

Total	$58,713	$58,713	$56,264	$56,264

     Contractual maturities (at book value) of available-for-sale debt securities as of March 31, 2007, were as follows:

Due within one year	$11,516
Due in 1-5 years	6,821
Due in 5-10 years	—
Due after 10 years	38,212

Total	$56,549

     Atmel has classified all investments with maturity dates of 90 days or more as short-term since it has the ability to redeem them within the year.
     The following table shows the gross unrealized losses and fair value of the Company’s investments that have been in a continuous unrealized loss position for less than and greater than 12 months, aggregated by investment category as of March 31, 2007:

	Less than 12 months		Greater than 12 months
	Fair	Unrealized	Fair	Unrealized
	Value	losses	Value	losses

U.S. government and agency securities	$—	$—	$998	$(2)
Corporate and municipal debt securities	8,125	(6)	—	—

	$8,125	$(6)	$998	$(2)

     The Company considers the unrealized losses in the table above to not be “other than temporary” due primarily to their nature, quality and short-term holding.

Note 4 INTANGIBLE ASSETS
     Intangible assets as of March 31, 2007, consisted of the following:

	Gross	Accumulated	Net
	Assets	Amortization	Assets
Core / licensed technology	$89,804	$(84,972)	$4,832
Non-compete agreement	306	(306)	—
Patents	1,377	(1,377)	—

Total Intangible Assets	$91,487	$(86,655)	$4,832

     Intangible assets as of December 31, 2006, consisted of the following:

	Gross	Accumulated	Net
	Assets	Amortization	Assets
Core / licensed technology	$89,581	$(83,557)	$6,024
Non-compete agreement	306	(306)	—
Patents	1,377	(1,377)	—

Total intangible assets	$91,264	$(85,240)	$6,024

     Amortization expense for intangible assets for the three months ended March 31, 2007 and 2006, totaled $1,193 and $1,578, respectively. The following table presents the estimated future amortization of the intangible assets:

Years Ending December 31:
2007 (April 1 through December 31)	$3,430
2008	1,203
2009	149
2010	45
2011	5

Total future amortization	$4,832

Note 5 BORROWING ARRANGEMENTS
     Information with respect to Atmel’s debt and capital lease obligations as of March 31, 2007 and December 31, 2006 is shown in the following table:

	2007	2006
Various interest-bearing notes	$67,091	$80,550
Bank lines of credit	25,000	25,000
Capital lease obligations	54,337	63,434

Total	146,428	168,984
Less: current portion of long-term debt	(36,357)	(38,311)
Less: debt obligations included in current liabilities related to assets held for sale	(58,050)	(70,340)

Long-term debt and capital lease obligations due after one year	$52,021	$60,333

     Long-term debt and capital lease obligations due after one year at March 31, 2007 and December 31, 2006 consist of the following:

	2007	2006
Long-term debt less current portion	$51,830	$60,020
Debt obligations included in non-current liabilities related to assets held for sale	191	313

Long-term debt and capital lease obligations due after one year	$52,021	$60,333

     Maturities of long-term debt and capital lease obligations are as follows:

Year ending December 31,
2007 (April 1 through December 31)	$95,161
2008	44,166
2009	6,901
2010	5,735
2011	4,632
Thereafter	3,070

159,665
Less: amount representing interest	(13,237)

Total	$146,428

     Certain of the Company’s debt facilities contain terms that subject the Company to financial and other covenants. The Company was not in compliance with covenants requiring timely filing of U.S. GAAP financial statements as of March 31, 2007, and, as a result, the Company requested waivers from its lenders to avoid default under these facilities. Waivers were not received from all lenders, and as a result, the Company reclassified $15,499 of non-current liabilities related to assets held for sale to current liabilities related to assets held for sale on the condensed consolidated balance sheet as of March 31, 2007.
     On June 30, 2006, the Company entered into a 3-year term loan agreement for $25,000 with a European bank to finance equipment purchases. The interest rate on this loan is based on the London Interbank Offered Rate (“LIBOR”) plus 2.5%. Principal repayments are to be made in equal quarterly installments beginning September 30, 2006. The loan is collateralized by the financed assets and is subject to certain cross-default provisions. As of March 31, 2007, the outstanding balance on the term loan was $18,750 and was classified as an interest bearing note in the summary debt table above. As of March 31, 2007, the Company was not in compliance with this facility’s covenants and did not obtain a waiver from the lender. As a result of not receiving a waiver, the Company reclassified $10,417 (included within the $15,499 above) from non-current liabilities related to assets held for sale to current liabilities related to assets held for sale on the condensed consolidated balance sheet as of March 31, 2007.
     On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165,000 with certain European lenders. This facility is secured by the Company’s non-U.S. trade receivables. At March 31, 2007, the amount available under this facility was $112,278, based on eligible non-U.S. trade receivables. Borrowings under the facility bear interest at LIBOR plus 2% per annum, while the undrawn portion is subject to a commitment fee of 0.375% per annum. The terms of the facility subject the Company to certain financial and other covenants and cross-default provisions. As of March 31, 2007, there were no amounts outstanding under this facility. Commitment fees and amortization of up-front fees paid related to the Facility for the three months ended March 31, 2007 and 2006 totaled $402 and $54, respectively, and are included in interest and other expenses, net, in the condensed consolidated statements of operations. As of March 31, 2007, the Company was not in compliance with the facility’s covenants but obtained a waiver from the lender.
     In September 2005, the Company obtained a $15,000 term loan with a domestic bank. This term loan matures in September 2008. The interest rate on this term loan is LIBOR plus 2.25%. In December 2004, the Company had obtained a term loan with the same domestic bank in the amount of $20,000. Concurrent to this, the Company established a $25,000 revolving line of credit with this domestic bank, which has been extended until September 2008. The term loan matures in December 2007. The interest rate on the revolving line of credit is determined by the Company and must be either the domestic bank’s prime rate or LIBOR plus 2%. The interest rate on the term loan is 90-day euro Interbank Offered Rate (“EURIBOR”) plus 2.0%. All U.S. domestic account receivable balances secure amounts borrowed. The revolving line of credit and both term loans require the Company to meet certain financial ratios and to comply with other covenants on a periodic basis. As of March 31, 2007, the full $25,000 of the revolving line of credit was outstanding and $12,536 of the term loans was outstanding and was classified as an interest bearing note in the summary debt table above. As of March 31, 2007, the Company was not in compliance with the Facility’s covenants but obtained a waiver from the lender effective through August 31, 2007.
     In June 2005, the Company entered into a euro 43,156 ($52,237) term loan agreement with a domestic bank. The interest rate is fixed at 4.10%. The Company has pledged certain manufacturing equipment as collateral. The loan is required to be repaid in equal installments of euro 3,841($4,649) per calendar quarter commencing on September 30, 2005, with the final payment due on June 28, 2008. As of March 31, 2007, the outstanding balance on the loan was $24,899 and was classified as an interest-bearing note in the summary debt table above. As of March 31, 2007, the Company was not in compliance with this facility’s covenants and did not obtain a waiver from the lender. As a result of not receiving a waiver, the Company reclassified $5,082 (included in the $15,499 above) from non-current liabilities related to assets held for sale to current liabilities related to assets held for sale on the condensed consolidated balance sheet as of March 31, 2007.
     In February 2005, the Company entered into an equipment financing arrangement in the amount of euro 40,685 ($54,005) which is repayable in quarterly installments over three years. The stated interest rate is EURIBOR plus 2.25%. This equipment financing is collateralized by the financed assets. As of March 31, 2007, the balance outstanding under the arrangement was $18,931 and was classified as a capital lease.
     In September 2004, the Company entered into a euro 32,421 ($40,274) loan agreement with a European bank. The loan is to be repaid in equal principal installments of euro 970 ($1,205) per month plus interest on the unpaid balance, with the final payment due on October 1, 2007. The interest rate is fixed at 4.85%. The Company has pledged certain manufacturing equipment as collateral. This note requires Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis. As of March 31, 2007, the outstanding balance on the loan was $8,927 and was classified in current liabilities as an interest-bearing note in the summary debt table above. The Company was not in compliance with the covenants as of March 31, 2007.
     The Company’s remaining $37,384 in outstanding debt obligations as of March 31, 2007 are comprised of $35,406 in capital leases and $1,978 in an interest bearing note. Included within the outstanding debt obligations are $99,008 of variable-rate debt obligations where the interest rates are based on either the LIBOR plus a spread ranging from 2.0% to 2.5% or the short-term EURIBOR plus a spread ranging from 0.9% to 2.25%. Approximately $109,044 of the Company’s total debt obligations have cross default provisions.
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
     The aggregate net pension expense relating to the two plan types for the three months ended March 31, 2007 and 2006, are as follows:

	Three Months Ended March 31,
	2007	2006
Service costs-benefits earned during the period	$1,097	$727
Interest cost on projected benefit obligation	380	574
Amortization of actuarial loss	43	134

Net pension cost	$1,520	$1,435

Distribution of pension costs
Continuing operations	$1,520	$1,300
Discontinued operations	—	135

Net pension cost	$1,520	$1,435

     Amounts for the three months ended March 31, 2006 have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary in July 2006. Results from the Grenoble subsidiary were classified within Results from Discontinued Operations for the three months ended March 31, 2006. See Note 8 for further discussion.
     The Company made $976 and $510 in benefit payments during the three months ended March 31, 2007 and 2006, respectively.
     The Company’s pension liability represents the present value of estimated future benefits to be paid. With respect to the Company’s unfunded plans in Europe, during 2007, an increase in the discount rate assumption and a decrease in inflation rate assumptions used to calculate the present value of the pension obligation resulted in a decrease in the pension liability of $2,496. This result in a benefit net of tax, of $1,589, which was credited to stockholders’ equity in the condensed consolidated balance sheet as of March 31, 2007, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”
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
     At March 31, 2007, and December 31, 2006, the Company’s deferred compensation plan assets totaled $3,758 and $3,771, respectively, and are included in other current assets on the condensed consolidated balance sheets and the corresponding deferred compensation plan liability at March 31, 2007, and December 31, 2006, totaled $3,578 and $3,771, respectively, and are included in other current liabilities on the condensed consolidated balance sheets.

Note 7 RESTRUCTURING AND OTHER CHARGES AND LOSS ON SALE
     The following table summarizes the activity related to the accrual for restructuring and other charges and loss on sale detailed by event for the three months ended March 31, 2007 and the year ended December 31, 2006.

	January 1,			March 31,
	2007			2007
(in thousands)	Accrual	Charges	Payments	Accrual
Third quarter of 2002
Termination of contract with supplier	$8,896	$—	$(249)	$8,647
Fourth quarter of 2005
Nantes fabrication facility sale	115	—	—	115
Fourth quarter of 2006
Employee termination costs	7,490	—	(1,436)	6,054
Grant contract termination costs	30,034	—	—	30,034
First quarter of 2007
Employee termination costs	—	1,782	(307)	1,475

Total 2007 activity	$46,535	$1,782	$(1,992)	$46,325

	January 1,			December 31,
	2006			2006
(in thousands)	Accrual	Charges	Payments	Accrual

Third quarter of 2002
Termination of contract with supplier	$9,833	$—	$(937)	$8,896
Third quarter of 2005
Employee termination costs	1,246	—	(1,246)	—
Fourth quarter of 2005
Nantes fabrication facility sale	1,310	—	(1,195)	115
Employee termination costs	1,223	—	(1,223)	—
First quarter of 2006
Employee termination costs	—	151	(151)	—
Fourth quarter of 2006				—
Employee termination costs	—	8,578	(1,088)	7,490
Grant contract termination costs	—	30,034	—	30,034

Total 2006 activity	$13,612	$38,763	$(5,840)	$46,535 (1)

(1)	As a result of the expected timing of payments, $26,475 is recorded in current liabilities related to assets held for sale, $12,185 of this accrual is recorded in accrued and other liabilities, and $7,875 is recorded in other long-term liabilities.
2007 Restructuring Charges
     In the first quarter of 2007, the Company continued to implement the restructuring initiative announced in the fourth quarter of 2006 and incurred restructuring charges of $1,782. The charges directly relating to this initiative consist of the following:
•	$1,285 in termination benefits recorded in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS No. 112). These costs related to additional employee severance costs for employees in Europe.

•	$497 in severance costs related to the involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities” (SFAS No. 146”).

2006 Restructuring Activities
     In the first quarter of 2006, the Company incurred $151 in restructuring charges primarily comprised of severance and one-time termination benefits.
     In the fourth quarter of 2006, the Company announced a restructuring initiative to focus on high growth, high margin proprietary product lines and optimize manufacturing operations. This restructuring plan will impact employees across multiple business functions and in several locations. The charges directly relating to this initiative consist of the following:
•	$6,897 in one-time minimum statutory termination benefits recorded in accordance with SFAS No. 112. These costs related to the termination of employees in Europe.

•	$1,681 in one-time severance costs related to the involuntary termination of employees primarily in manufacturing, research and development and administration. These benefits costs were recorded in accordance with SFAS No. 146.
     In 2006, the Company paid $1,239 related to employee termination costs incurred in 2006.
     In conjunction with the Company’s restructuring efforts in the third quarter of 2002, the Company incurred a $12,437 charge related to the termination of a contract with a supplier. The charge was estimated using the present value of the future payments which totaled approximately $18,112 at the time. At March 31, 2007, the remaining restructuring accrual was $8,647 and will be paid over the next 7 years. The current balance is recorded with current liabilities in accrued and other liabilities on the condensed consolidated balance sheet. The long-term balance is recorded in other long-term liabilities on the condensed consolidated balance sheet.
Other Charges
     In the fourth quarter of 2006, the Company announced its intention to close its design facility in Greece and its intention to sell its facility in North Tyneside, United Kingdom. The Company recorded a charge of $30,034 in the fourth quarter of 2006 associated with the expected future repayment of subsidy grants pursuant to the grant agreements with government agencies at these locations.
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

     In connection with the sale, Atmel agreed to provide certain technical support, foundry, distribution and other services extending up to four years following the completion of the sale, and in turn e2v has agreed to provide certain design and other services to Atmel extending up to 5 years following the completion of the sale. The financial statement impact of these agreements is not expected to be material to the Company. The ongoing cash flows between Atmel and e2v are not significant and as a result, the Company has no significant continuing involvement in the operations of the subsidiary. Therefore, the Company has met the criteria in SFAS No. 144, which were necessary to classify the Grenoble, France, subsidiary as discontinued operations.
     Included in other currents assets on the condensed consolidated balance sheet as of March 31, 2007, is an outstanding receivable balance due from e2v of $11,618 related to payments advanced to e2v to be collected from customers of e2v by Atmel. The transitioning of the collection of trade receivables on behalf of e2v is expected to be completed in 2007.
     The following table summarizes results from Discontinued Operations for the periods indicated included in the condensed consolidated statement of operations:

March 31,
Three Months Ended:	2006

Net revenues	$36,000
Operating costs and expenses	24,366

Income from discontinued operations, before income taxes	11,634
Less: provision for income taxes	(5,772)

Income from discontinued operations, net of income taxes	$5,862

Income from discontinued operations, net of income taxes, per common share:
Basic and Diluted	$0.01

Weighted-average shares used in basic and diluted income per share calculations	485,576

Note 9 ASSETS HELD FOR SALE AND IMPAIRMENT CHARGES
     Under Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) the Company assesses the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. The Company measures the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. The Company classifies long-lived assets to be disposed of other than by sale as held and used until they are disposed. The Company reports assets and liabilities to be disposed of by sale as held for sale and recognizes those assets and liabilities on the condensed consolidated balance sheet at the lower of carrying amount or fair value, less cost to sell. These assets are not depreciated.
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
     The following table details the items which are reflected as assets and liabilities held for sale in the condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006:

Held for Sale at March 31, 2007:

	North
	Tyneside	Irving	Total
Non-current assets
Fixed assets, net	$89,970	$35,040	$125,010
Intangible and other assets	696	—	696

Total non-current assets held for sale	$90,666	$35,040	$125,706

Current liabilities
Current portion of long-term debt	$58,050	$—	$58,050
Trade accounts payable	16,958	—	16,958
Accrued liabilities and other	44,822	—	44,822

Total current liabilities related to assets held for sale	119,830	—	119,830

Long-term debt and capital lease obligations less current portion	191	—	191

Total non-current liabilities related to assets held for sale	191	—	191

Total liabilities related to assets held for sale	$120,021	$—	$120,021

Held for Sale at December 31, 2006:

	North
	Tyneside	Irving	Total

Non-current assets
Fixed assets, net	$87,941	$35,040	$122,981
Intangible and other assets	816	—	816

Total non-current assets held for sale	$88,757	$35,040	$123,797

Current liabilities
Current portion of long-term debt	$70,340	$—	$70,340
Trade accounts payable	17,329	—	17,329
Accrued liabilities and other	46,224	—	46,224

Total current liabilities related to assets held for sale	133,893	—	133,893
Long-term debt and capital lease obligations less current portion	313	—	313

Total non-current liabilities related to assets held for sale	313	—	313

Total liabilities related to assets held for sale	$134,206	$—	$134,206

Irving, Texas, Facility
     The Company acquired its Irving, Texas, wafer fabrication facility in January 2000 for $60,000 plus $25,000 in additional costs to retrofit the facility after the purchase. Following significant investment and effort to reach commercial production levels, the Company decided to close the facility in 2002 and it has been idle since then. Since 2002, we recorded various impairment charges, including $3,980 during the quarter ended December 31, 2005. In the quarter ended December 31, 2006, the Company performed an assessment of the market value for this facility based on management’s estimate, which considered a current offer from a willing third party to purchase the facility, among other factors, in determining fair market value. Based on this assessment, an additional impairment charge of $10,305 was recorded.
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
North Tyneside, United Kingdom, and Heilbronn, Germany, Facilities

     In December 2006, the Company announced its decision to sell its wafer fabrication facilities in North Tyneside, United Kingdom, and Heilbronn, Germany. It is expected these actions will increase manufacturing efficiencies by better utilizing remaining wafer fabrication facilities, while reducing future capital expenditure requirements. The Company has classified assets of the North Tyneside site with a net book value of approximately $90,666 and $88,757 (excluding cash and inventory which will not be included in any sale of the facility) as assets held-for-sale on the condensed consolidated balance sheet as of March 31, 2007 and December 31, 2006, respectively. Following the announcement of intention to sell the facility in the fourth quarter of 2006, the Company assessed the fair market value of the facility compared to the carrying value recorded, including use of an independent appraisal, among other factors. The fair value was determined using a market-based valuation technique and estimated future cash flows. The Company recorded a net impairment charge of $72,277 in the quarter ended December 31, 2006 related to the write-down of long lived assets to their estimated fair values, less costs to dispose of the assets. The charge included an asset write-down of $170,002 for equipment, land and buildings, offset by related currency translation adjustment associated with the assets, of $97,725, as the Company intends to sell its United Kingdom entity, which contains the facility, and hence the currency translation adjustment related to the assets is included in the impairment calculation.
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
     The Heilbronn, Germany, facility did not meet the criteria for classification as held-for-sale as of March 31, 2007 or December 31, 2006, due to uncertainties relating to the likelihood of completing the sale within the next twelve months. After an assessment of expected future cash flows generated by the Heilbronn, Germany facility, the Company concluded that no impairment exists.
Note 10 STOCK-BASED COMPENSATION
Option and Employee Stock Purchase Plans
     Atmel has two stock option plans — the 1986 Stock Plan and the 2005 Stock Plan (an amendment and restatement of the 1996 Stock Plan). The 1986 Stock Plan expired in April 1996. The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of March 31, 2007, of the 56,000 shares authorized for issuance under the 2005 Stock Plan, 12,913 shares of common stock remain available for grant. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly or grant options to purchase common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.
     Activity under Atmel’s 1986 Stock Plan and 2005 Stock Plan is set forth below:

		Outstanding Options
					Weighted-
			Exercise	Aggregate	Average
	Available	Number of	Price	Exercise	Exercise Price
	For Grant	Options	Per Share	Price	Per Share
Balances, December 31, 2006	13,300	31,320	$1.68 – 24.44	$181,480	$5.79
Options granted	(608)	608	5.20 – 6.05	3,632	5.97
Options forfeited	221	(221)	1.98 – 19.81	(1,111)	5.03
Options exercised	—	—	—	—	—

Outstanding Options
Weighted-
			Exercise	Aggregate	Average
	Available	Number of	Price	Exercise	Exercise Price
	For Grant	Options	Per Share	Price	Per Share

Balances, March 31, 2007	12,913	31,707	$1.68 – 24.44	$184,001	$5.80

     The following table summarizes the stock options outstanding at March 31, 2007:

	Options Outstanding					Options Exercisable
			Weighted-				Weighted-
			Average	Weighted-			Average	Weighted-
	Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
	Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
	Prices	Outstanding	Term (years)	Price	Value	Exercisable	Term (years)	Price	Value
	$1.68 – 2.06	2,623	2.19	$1.98	$8,000	2,456	1.79	$1.98	$7,491
	2.11 – 2.13	3,493	5.78	2.11	10,200	2,539	5.70	2.11	7,414
	2.26 – 3.29	3,684	7.89	3.09	7,147	1,455	7.74	3.06	2,866
	3.33 – 5.03	3,916	7.91	4.61	1,645	1,033	4.58	4.06	1,002
	5.05 – 5.73	2,925	9.05	5.63	—	453	6.72	5.42	—
	5.75 – 6.05	4,395	6.89	5.79	—	2,609	6.35	5.76	—
	6.09 – 7.38	5,153	8.46	6.40	—	1,203	4.64	6.73	—
	7.69 – 24.44	5,518	3.52	12.16	—	5,422	3.49	12.24	—

Totals	$1.68 – 24.44	31,707	6.49	$5.80	$26,992	17,170	4.60	$6.45	$18,773

     No options were exercised during the three months ended March 31, 2007.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,	March 31,
	2007	2006

Risk-free interest rate	4.54%	4.83%
Expected life (years)	5.98	5.99
Expected volatility	64%	72%
Expected dividend yield	0.0%	0.0%
     The Company’s weighted-average assumptions during the three months ended March 31, 2007 and 2006 were determined in accordance with SFAS No. 123R and are further discussed below.
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
     The weighted-average estimated fair values of options granted in the three months ended March 31, 2007 and 2006 were $3.74 and $2.73, respectively.
     The adoption of SFAS No. 123R did not impact the Company’s methodology to estimate the fair value of share-based payment awards under the Company’s ESPP. The fair value of each purchase under the ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. There were no ESPP offering periods that began in the three months ended March 31, 2007 or 2006.
     The components of the Company’s stock-based compensation expense, net of amounts capitalized in inventory, for the three months ended March 31, 2007 and 2006 are summarized below:

	Three Months Ended
	March 31,	March 31,
	2007	2006

Employee stock options	$3,275	$2,527
Employee stock purchase plan	—	302
Non-employee stock option modifications	—	29
Amounts liquidated from (capitalized in) inventory	35	(438)

	$3,310	$2,420

     SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation expense incurred during the three months ended March 31, 2007 or 2006, as the Company believes it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.
     The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123R for the three months ended March 31, 2007 and 2006 which was recorded as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006

Cost of revenues	$526	$287
Research and development	780	712
Selling, general and administrative	2,004	1,392

Total stock-based compensation expense, before income taxes	3,310	2,391
Tax benefit	—	—

Total stock-based compensation expense, net of income taxes	$3,310	$2,391

     Non-employee stock-based compensation expense (based on fair value) included in net income for the three months ended March 31, 2007 and 2006 was $0 and $29, respectively.
Employee Stock Purchase Plan
     Under the 1991 Employee Stock Purchase Plan (“ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation. There were no purchases under the ESPP for the three months ended March 31, 2007. Purchases under the ESPP were 2,096 shares of common stock during the three months ended March 31, 2006 at a price of $1.84 per share. Of the 42,000 shares authorized for issuance under this plan, 9,320 shares were available for issuance at March 31, 2007.
Note 11 ACCUMULATED OTHER COMPREHENSIVE INCOME

     Comprehensive income (loss) is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income for Atmel arises from foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains on investments.
     The components of accumulated other comprehensive income at March 31, 2007 and December 31, 2006, net of tax are as follows:

	March 31,	December 31,
	2007	2006

Foreign currency translation	$114,833	$110,766
Defined benefit pension plans	(4,097)	(5,686)
Net unrealized gains on investments	2,164	2,157

Total accumulated other comprehensive income	$112,900	$107,237

     The components of comprehensive income (loss) for the three months ended March 31, 2007 and 2006, are as follows:

	Three Months ended
	March 31,
	2007	2006
		As restated
Net income	$28,940	$4,708

Other comprehensive income:
Foreign currency translation adjustments	4,067	19,387
Unrecognized gains related to defined benefit pension plans	1,589	1,404
Unrealized gain on investments	7	1,079

Other comprehensive income	5,663	21,870

Total comprehensive income	$34,603	$26,578

Note 12 NET INCOME PER SHARE
     Basic net income per share is calculated by using the weighted-average number of common shares outstanding during that period. Diluted net income per share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options and convertible securities for all periods. No dilutive potential common shares were included in the computation of any diluted per share amount when a loss from continuing operations was reported by the Company. The Company utilizes income or loss from continuing operations as the “control number” in determining whether potential common shares are dilutive or anti-dilutive.
     A reconciliation of the numerator and denominator of basic and diluted net income per share for both continuing and discontinued operations is provided as follows:

Three Months Ended March 31,	2007	2006
		As restated
Income (loss) from continuing operations	$28,940	$(1,154)
Income from discontinued operations, net of income taxes	—	5,862

Net income	$28,940	$4,708

Weighted-average common shares — basic	488,842	485,576
Incremental common shares attributable to exercise of outstanding options	5,356	—

Weighted-average common shares — diluted	494,198	485,576

Earnings per share:

Three Months Ended March 31,	2007	2006
		As restated
Basic
Income (loss) from continuing operations	$0.06	$(0.00)
Discontinued operations	—	0.01

Net income per common share — basic	$0.06	$0.01
	2007	2006
Diluted
Income (loss) from continuing operations	$0.06	$(0.00)
Discontinued operations	—	0.01
	2007	2006
Net income per common share — diluted	$0.06	$0.01
	2007	2006
     The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income per share, as their effect would have been antidilutive:

Three Months Ended March 31,	2007	2006
		As restated
Employee stock options outstanding	31,747	29,687
Incremental common shares attributable to exercise of outstanding options	(5,356)	—
	2007	2006
Employee stock options excluded from per share calculation	26,391	29,687
	2007	2006
Common stock equivalent shares associated with:
Convertible notes due 2018	—	17
Convertible notes due 2021	—	3,299
	2007	2006
Total shares excluded from per share calculation	26,391	33,003
	2007	2006
     The calculation of dilutive or potentially dilutive common shares related to the Company’s convertible securities considers the conversion features associated with these securities. Conversion features were considered, as at the option of the holders, the 2018 and 2021 convertible notes are convertible at any time, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount and 22.983 shares per $1 (one thousand dollars) principal amount, respectively. In this scenario, the “if converted” calculations are based upon the average outstanding convertible note balance for the three months ended March 31, 2006 and the respective conversion ratios. These convertible notes were redeemed in full in 2006.
Note 13 INTEREST AND OTHER INCOME (EXPENSES), NET
     Interest and other income (expenses), net, is summarized in the following table:

	Three months ended
	March 31,
	2007	2006

Interest and other income	$4,896	$5,183
Interest expense	(3,489)	(6,199)
Foreign exchange transaction losses	(428)	(5,603)

Total	$979	$(6,619)

     For the three months ended March 31, 2006, interest and other expenses, net related to the Company’s Grenoble, France, subsidiary and included in Discontinued Operations totaled $244 (see Note 8 for further discussion).
Note 14 INCOME TAXES
     For the three months ended March 31, 2007, the Company recorded an income tax benefit of $15,164, compared to an income tax expense of $7,204 for the three months ended March 31, 2006.
     The provision for income taxes for these periods was determined using the annual effective tax rate method for Atmel entities that are profitable. Entities that had operating losses with no tax benefit were excluded. As a result, excluding the impact of discrete tax events during the quarter, the provision for income taxes was at a higher consolidated effective rate than would have resulted if all entities were profitable or if losses produced tax benefits.
     In the three months ended March 31, 2007, the Company recognized a tax benefit of $19,549 resulting from the refund of French research tax credits for years 1999 through 2002, which was received during the quarter. In addition, in the three months ended March 31, 2007, the Hong Kong tax authorities completed a review of the Company’s tax returns for the years 2001 through 2004, which resulted in no adjustments. As a result, during the quarter, the Company recognized a tax benefit relating to a tax refund of $1,500 received in prior years.

      In 2005, the Internal Revenue Service (“IRS”) proposed adjustments to the Company’s U.S. income tax returns for the years 2000 and 2001. In January 2007, after subsequent discussions with the Company, the IRS revised the proposed adjustments for these years. The Company has protested these proposed adjustments and is currently pursuing administrative review with the IRS Appeals Division.
      In May 2007, the IRS proposed adjustments to the Company’s U.S. income tax returns for the years 2002 and 2003. The Company will file a protest to these proposed adjustments and will pursue administrative review with the IRS Appeals Division.
      In addition, the Company has various tax audits in progress in certain U.S. states and foreign jurisdictions. The Company has accrued taxes, and related interest and penalties that may be due upon the ultimate resolution of these examinations and for other matters relating to open U.S. Federal, state and foreign tax years in accordance with FIN 48.
      While the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, cash flows or financial position, the outcome is subject to uncertainty. Should the Company be unable to reach agreement with the IRS, U.S. state or foreign tax authorities on the various proposed adjustments, there exists the possibility of an adverse material impact on the results of operations, cash flows and financial position of the Company.
      On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely- than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Upon review of the Company’s reserves, there were no changes to its reserves for uncertain tax positions upon adoption. At the adoption date of January 1, 2007, the Company had $176,309 of unrecognized tax benefits, all of which would affect its income tax expense if recognized. In the quarter ended March 31, 2007, the Company released $1,500 of tax reserves due to the completion of a review of the Company’s tax returns by the Hong Kong tax authority. In addition, the Company recognized a tax benefit of $19,549 resulting from the refund of research and development credits from the French tax authority. As of March 31, 2007, the Company has $155,260 of unrecognized tax benefits.
      The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007, the Company had approximately $30,866 of accrued interest and penalties related to uncertain tax positions.
      The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 1999. Tax years for significant foreign jurisdictions including Germany, France, United Kingdom, and Switzerland are closed through 2002, 2001, 2004 and 2001 respectively; subsequent tax years for these jurisdictions remain subject to tax authority review. Hong Kong tax years are closed for years through 2004 and subsequent tax years remain subject to tax authority review.

Note 15 OPERATING AND GEOGRAPHICAL SEGMENTS
     The Company designs, develops, manufactures and sells a wide range of semiconductor integrated circuit products. The segments represent management’s view of the Company’s businesses and how it allocates Company resources and measures performance of its major components. In addition, each segment comprises product families with similar requirements for design, development and marketing. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits. Atmel’s four reportable segments are as follows:
•	Application specific integrated circuit (“ASIC”) segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of applications. This segment also encompasses a range of products which provide security for digital data, including smart cards for mobile phones, set top boxes, banking and national identity cards. The Company also develops customer specific ASICs, some of which have military applications. This segment also includes products with military and aerospace applications.

•	Microcontrollers segment includes a variety of proprietary and standard microcontrollers, the majority of which contain embedded nonvolatile memory and integrated analog peripherals.

•	Nonvolatile Memories segment consists predominantly of serial interface electrically erasable programmable read-only memory (“SEEPROM”) and serial interface Flash memory products. This segment also includes parallel interface Flash memories as well as mature parallel interface EEPROM and EPROM devices. This segment also includes products with military and aerospace applications.

•	Radio Frequency (“RF”) and Automotive segment includes products designed for the automotive industry. This segment produces and sells wireless and wired devices for industrial, consumer and automotive applications and it also provides foundry services which produce radio frequency products for the mobile telecommunications market.
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
Information about Reportable Segments

		Micro-	Nonvolatile	RF and
	ASIC	controllers	Memories	Automotive	Total

Three months ended March 31, 2007:
Net revenues from external customers	$110,977	$108,022	$86,028	$86,286	$391,313
Segment income (loss) from operations	(8,758)	3,136	9,561	10,640	14,579
Three months ended March 31, 2006 – as restated:
Net revenues from external customers	$123,968	$91,085	$95,629	$90,102	$400,784
Segment income (loss) from operations	(12,823)	8,391	9,016	8,236	12,820
     Amounts for the three months ended March 31, 2006 have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary in July 2006. For the three months ended March 31, 2006, net revenues related to this subsidiary and included in Discontinued Operations totaled $36,000. These amounts were previously reported in the Company’s ASIC operating segment. See Note 8 for further discussion.

Reconciliation of segment information to Condensed Consolidated Statements of Operations

Three months ended March 31,	2007	2006
		As restated
Total segment income from operations	$14,579	$12,820
Unallocated amounts:
Restructuring charges	(1,782)	(151)

Consolidated income from operations	$12,797	$12,669

     Geographic sources of revenues were as follows:

	Three months ended
	March 31,
	2007	2006

United States	$49,786	$63,767
Germany	56,873	42,857
France	37,923	40,771
United Kingdom	6,992	4,027
Japan	21,999	13,570
China including Hong Kong	82,882	84,545
Singapore	45,218	61,626
Rest of Asia-Pacific	43,840	49,443
Rest of Europe	41,322	36,963
Rest of the World	4,478	3,215

Total net revenues	$391,313	$400,784

     Net revenues are attributed to countries based on delivery locations.
     Locations of long-lived assets as of March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006
United States	$188,687	$159,998
Germany	29,828	30,733
France	280,740	285,469
United Kingdom	19,106	19,753
Japan	185	181
China, including Hong Kong	771	716
Rest of Asia-Pacific	22,924	19,018
Rest of Europe	12,661	12,095

Total	$554,902	$527,963

     At March 31, 2007, long-lived assets totaling $90,666 and $35,040 classified as held for sale, and excluded from the table above, were located in the United Kingdom and United States, respectively. At December 31, 2006, long-lived assets totaling $88,757 and $35,040 classified as held for sale, and excluded from the table above, were located in the United Kingdom and United States, respectively.
Note 16 COMMITMENTS AND CONTINGENCIES
Commitments
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
Purchase Commitments
     At March 31, 2007, the Company had outstanding capital purchase commitments of $1,459.
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
     Regarding the Delaware actions, a trial was held in October 2006, the court held argument in December 2006, issued a Memorandum Opinion in February 2007, and granted a Final Order on March 15, 2007. Regarding the Section 211 action, the Court ruled in favor of the plaintiffs with regards to calling a Special Meeting of Stockholders. The Perlegoses subsequently made a motion in the Chancery Court for attorneys’ fees and expenses, based on their having prevailed in the Section 211 action. Atmel intends to oppose the motion.
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
     In the Section 225 action, the court found that the plaintiffs had not demonstrated any right to hold any office of Atmel. On April 13, 2007, George Perlegos and Gust Perlegos filed an appeal to the Supreme Court of the State of Delaware with respect to the Section 225 action. On April 27, 2007, Atmel filed a cross-appeal in the Supreme Court of the State of Delaware relating to the Section 225 claims. On May 23, 2007, George Perlegos and Gust Perlegos withdrew their appeal with respect to the Section 225 action. On May 25, 2007, Atmel withdrew its cross-appeal with respect to this action.
     In January 2007, the Company received a subpoena from the Department of Justice (“DOJ”) requesting information relating to its past stock option grants and related accounting matters. Also, in August 2006, the Company received a letter from the SEC making an informal inquiry and request for information on the same subject matters. In August 2006, the Company received Information Document Requests from the IRS regarding the Company’s investigation into misuse of corporate travel funds and investigation into backdating of stock options. The Company is cooperating fully with the DOJ, SEC and IRS inquiries and intends to continue to do so. These inquiries likely will require the Company to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may adversely affect our results of operations and cash flows. The Company cannot predict how long it will take or how much more time and resources it will have to expend to resolve these government inquiries, nor can the Company predict the outcome of these inquiries.
     On November 3, 2006, George Perlegos filed an administrative complaint against Atmel with the federal Occupational Safety & Health Administration (“OSHA”) asserting that he was wrongfully terminated by Atmel’s Board of Directors in violation of the Sarbanes-Oxley Act. More specifically, Mr. Perlegos alleged that Atmel terminated him in retaliation for his providing information to Atmel’s Audit Committee regarding suspected wire fraud and mail fraud by Atmel’s former travel manager and its third-party travel agent. Mr. Perlegos sought reinstatement, costs, attorneys’ fees, and damages in an unspecified amount. On December 11, 2006, Atmel responded to the complaint, asserting that Mr. Perlegos’ claims were without merit and that he was terminated, along with three other senior executives, for the misuse of corporate travel funds. By letter dated June 6, 2007, Atmel received notice that Mr. Perlegos had withdrawn his complaint.

     From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. Atmel and the individual defendants have each moved to dismiss the consolidated amended complaint on various grounds. The motions have been argued and taken under submission by the Court. The state derivative cases have been consolidated. In April 2007, a consolidated derivative complaint was filed in the state court action and the Company moved to stay it. The court granted Atmel’s motion to stay on June 14, 2007. Atmel believes that the filing of the derivative actions was unwarranted and intends to vigorously contest them.
     On March 23, 2007, Atmel filed a complaint in the U.S. District Court for the Northern District of California against George Perlegos and Gust Perlegos. In the lawsuit, Atmel asserts that the Perlegoses are using false and misleading proxy materials in violation of Section 14(a) of the federal securities laws to wage their proxy campaign to replace Atmel’s President and Chief Executive Officer and all of Atmel’s independent directors. Further, Atmel asserts that the Perlegos group, in violation of federal securities laws, has failed to file a Schedule 13D as required, leaving stockholders without the information about the Perlegoses and their plans that is necessary for stockholders to make an informed assessment of the Perlegoses’ proposal. In its complaint, Atmel has asked the Court to require the Perlegoses to comply with their disclosure obligations, and to enjoin them from using false and misleading statements to improperly solicit proxies as well as from voting any Atmel shares acquired during the period the Perlegoses were violating their disclosure obligations under the federal securities laws. On April 11, 2007, George Perlegos and Gust Perlegos filed a counterclaim with respect to such matters in the U.S. District Court for the Northern District of California seeking an injunction (a) prohibiting Atmel from making false and misleading statements and (b) requiring Atmel to publish and publicize corrective statements, and requesting an award of reasonable expenses and costs of this action. Atmel disputes, and intends to vigorously defend, this counterclaim.
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
     In January 2007, Quantum World Corporation filed a patent infringement suit in the United States District Court, Eastern District of Texas naming Atmel as a co-defendant, along with a number of other electronics manufacturing companies. The plaintiff claims that the asserted patents allegedly cover a true random number generator and that the patents are infringed in the manufacture, use importation and offer for sale of certain Atmel products. The suit seeks damages for infringement and recovery of attorneys’ fees and costs incurred. In March 2007, Atmel filed a counterclaim for declaratory relief that the patents are neither infringed nor valid. Atmel believes that the filing of this action is without merit and intends to vigorously defend against this action.
     In March 2006, Atmel filed suit against AuthenTec in the United States District Court, Northern District of California, San Jose Division, alleging infringement of U.S. Patent No. 6,289,114, and on November 1, 2006, Atmel filed a First Amended Complaint adding claims for infringement of U.S. Patent No. 6,459,804. In November 2006, AuthenTec answered denying liability and counterclaimed seeking a declaratory judgment of non-infringement and invalidity, its attorneys’ fees and other relief. In May 2007, AuthenTec filed a motion to dismiss for lack of subject matter jurisdiction, which the court denied in June 2007. In April 2007, AuthenTec filed, but has not served, an action against Atmel for declaratory relief in the United States District Court for the Middle District of Florida that the patents asserted against it by Atmel in the action pending in the Northern District of California are neither infringed nor valid, and amended that complaint in May 2007 to add claims for alleged interference with business relationships and abuse of process. Authentec seeks declaratory relief and unspecified damages. On June 25, 2007, the action pending in the Middle District of Florida was transferred to the Northern District of California. Atmel believes that AuthenTec’s claims are without merit and intends to vigorously pursue and defend these actions.
     From time to time, the Company may be notified of claims that the Company may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.
Other Investigations

     In addition to the investigation into stock option granting practices, the Audit Committee of the Company’s Board of Directors, with the assistance of independent legal counsel and forensic accountants, conducted independent investigations into (a) certain proposed investments in high yield securities that were being contemplated by the Company’s former Chief Executive Officer during the period from 1999 to 2002 and bank transfers related thereto, and (b) alleged payments from certain of the Company’s customers to employees at one of the Company’s Asian subsidiaries. The Audit Committee has completed its investigations, including its review of the impact on the Company’s condensed consolidated financial statements for the quarter ended March 31, 2007 and prior periods, and concluded that there was no impact on such condensed consolidated financial statements.
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
Income Tax Contingencies
     In 2005, the Internal Revenue Service (“IRS”) completed its audit of the Company’s U.S. income tax returns for the years 2000 and 2001 and has proposed various adjustments to these income tax returns, including carryback adjustments to 1996 and 1999. In January 2007, after subsequent discussions with the Company, the IRS revised its proposed adjustments for these years. The Company has protested these proposed adjustments and is currently working through the matter with the IRS Appeals Division.
     In May 2007, the IRS completed its audit of the Company’s U.S. income tax returns for the years 2002 and 2003 and has proposed various adjustments to these income tax returns. The Company intends to file a protest to these proposed adjustments and to work through the matter with the IRS Appeals Division.
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
     The following table summarizes the activity related to the product warranty liability during the three months ended March 31, 2007, and the year ended December 31, 2006:

	2007	2006

Balance at beginning of period	$4,773	$6,184
Accrual for warranties during the period (including foreign exchange rate impact)	1,710	5,800
Change in accrual relating to preexisting warranties (including change in estimates)	574	(5,634)
Settlements made (in cash or in kind) during the period	(1,730)	(1,577)

Balance at end of period	$5,327	$4,773

Guarantees
     During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either our subsidiaries or us. As of March 31, 2007, the maximum potential amount of future payments that we could be required to make under these guarantee agreements is approximately $12,000. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.
Note 17 SUBSEQUENT EVENTS
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

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations
     You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006.
Forward Looking Statements
     You should read the following discussion of our financial condition and results of operations in conjunction with our Condensed Consolidated Financial Statements and the related “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding compliance with SEC reporting requirements and NASDAQ listing requirements, our outlook for fiscal 2007, our anticipated revenues, operating expenses and liquidity, the effect of our restructuring and other strategic efforts and our expectations regarding the effects of exchange rates. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, and in Item 1A – Risk Factors, and elsewhere in this Form 10-Q and similar discussions in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-Q.
Restatements of Consolidated Financial Statements
     This Quarterly Report on Form 10-Q for our quarter ended March 31, 2007, includes restatements of our condensed consolidated financial statements for our quarter ended March 31, 2006 (and related disclosures), all restatements as a result of an independent stock option investigation conducted by the Audit Committee of the Company’s Board of Directors. See Note 2, “Restatements of Consolidated Financial Statements,” to Condensed Consolidated Financial Statements for a detailed discussion of the effect of the restatements.
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
Audit Committee Investigation of Historical Stock Option Practices
     In early July 2006, we began a voluntary internal review of its historical stock option granting practices. Following a review of preliminary findings, the Company announced on July 25, 2006, that the Audit Committee of our Board of Directors had initiated an independent investigation regarding the timing of the Company’s past stock option grants and other related issues. The Audit Committee, with the assistance of independent legal counsel and forensic accountants, determined that the actual measurement dates for certain stock option grants differed from the recorded measurement dates used for financial accounting purposes for such stock option grants.
     On October 30, 2006, we announced that financial statements for all annual and interim periods prior to that date should no longer be relied upon due to errors in recording stock-based compensation expense. Specifically, this notice of non-reliance applied to the three year period ended December 31, 2005, included in our Annual Report on Form 10-K for the year ended December 31, 2005, the financial statements for the interim periods contained in the

Quarterly Reports on Form 10-Q filed with respect to each of these years, the financial statements included in our Quarterly Report on Form 10-Q for the first quarter of 2006, as well as financial statements for fiscal years prior to December 31, 2003.
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
     As a result of the findings of the Audit Committee’s investigation, we determined that material stock-based compensation adjustments were required due to measurement date errors resulting from retroactive pricing of stock options for the period beginning in April 1993 and continuing through January 2004. The Audit Committee found that such retroactive pricing was intentional and violated the terms of our stock option plans. The Audit Committee found that, after January 2004, the we improved stock option granting processes, and since that time, has granted stock options in accordance with our stock option plans and approval procedures. We did not identify any material stock-based compensation adjustments that were required for grants made in periods after January 2004.
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
     As a result of the measurement date and other errors identified in the Audit Committee’s investigation and subsequent management review, we recorded aggregate non-cash stock-based compensation expenses for the period from 1993 through 2005 of approximately $116 million, plus associated payroll tax expense of $2 million, less related income tax benefit of $12 million, for total stock compensation expense, net of income tax of $106 million. These expenses had the effect of decreasing net income or increasing net loss and decreasing retained earnings or increasing accumulated deficit as previously reported in our historical financial statements.
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
     We determined that the measurement date and other errors identified in the investigation involved the falsification of company records, resulting in false information and representations provided to our independent registered public accounting firm and erroneous financial statements previously filed with the SEC.
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
     The October 1998 repricing resulted in additional cumulative compensation expenses totaling $13 million related to the FIN 44 transition rules where variable accounting provisions applied, based on the difference between the repricing value of $1.98 per share and the fair market value at the FIN 44 transition date of June 30, 2000 of $18.44 per share for unvested stock options outstanding as of June 30, 2000. Stock options repriced after December 15, 1998, which were outstanding and unvested at July 1, 2001, were subject to variable accounting adjustments for each reporting period after June 30, 2000 based on the fair market value of our shares at the end of each period. Variable accounting adjustments could result in either an increase or a reduction to compensation expense, depending on whether the our share price increased or declined during the period. As a result, compensation expenses (credits) of $(0.5) million, $(1) million, $9 million, $(6) million, $4 million, and $7 million were recorded related to variable accounting for the October 1998 repricing program for the fiscal years 2005, 2004, 2003, 2002, 2001, and 2000, respectively.
     In summary, stock-based compensation expenses related to stock option repricing programs included in restated financial statements for prior years, up to and including fiscal year 2005, totaled approximately $37 million, net of forfeitures.
     Modifications to Stock Options for Terminated Employees and Other Related Issues. The investigation also identified a number of instances where management actions resulted in modifications to stock option terms beyond those specified in the original terms of the grants, resulting in additional compensation expense. The investigation found that most of these modifications were not approved by the Board of Directors or the Compensation Committee and resulted from:
•	Stock option cancellation dates that were changed to allow employees to exercise stock options beyond the standard 30-day period following termination of employment,

•	Severance agreements offered to certain employees that allowed for continued vesting and rights to exercise stock options beyond the standard terms of our stock option plans,

•	Additional vesting and ability to exercise stock options for certain employees not terminated from the Company’s Equity Edge database in a timely manner following their departure from the Company, due to administrative errors,

•	Stock options awarded to certain employees after their date of termination, primarily due to administrative delays in processing stock option requests and the lack of systems to monitor employee status, and

•	Exercises of stock options after expiration of the 10-year term of the options.
     The investigation also identified instances where certain employees’ stock option exercises were backdated to dates other than the actual transaction date, thereby reducing the taxable gain to the employee and reducing the tax deduction available to us. In addition, there were instances where employee stock option grant dates preceded employee hire dates. Finally, certain employees were allowed to exercise stock options and defer settling with us for share purchase amounts and related payroll taxes under non-recourse loan arrangements.
     Compensation expense from such modifications to stock options resulted from actions approved by former executives of the Company and inadvertent errors arising from our lack of centralized personnel tracking systems. The cumulative compensation expenses for modifications to stock options and other related issues included in restated financial statements for prior years, up to and including fiscal year 2005, were approximately $7 million.
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
     George Perlegos was one of our founders, and was Atmel’s Chief Executive Officer and Chairman of the Board from 1984 until August 2006. Based on evidence from the stock option investigation, the Audit Committee concluded that Mr. Perlegos was aware of, and often directed, the backdating of stock option grants. The evidence included testimony from stock administration employees and handwritten notations from Mr. Perlegos expressly directing stock administration employees to use prior Board meeting dates to determine stock option pricing for many employees’ stock option grants. The evidence showed that Mr. Perlegos circumvented our stock option plan requirements and granting procedures. The evidence indicated that Mr. Perlegos knew that stock option grants had to be approved by the Board and that the price for stock options should be set as of the date on which the Board approved the grant. There was evidence that, at least by 2002, Mr. Perlegos was informed about the accounting consequences of backdating stock options. However, the Audit Committee was unable to reach a conclusion as to whether Mr. Perlegos understood the accounting principles that apply to stock options, or whether he intended to manipulate the financial statements of the Company. Mr. Perlegos did not fully cooperate in the investigation. The evidence showed that Mr. Perlegos did not receive a direct personal benefit from the backdating of stock options, and that Mr. Perlegos did not receive any backdated stock options. Because of his involvement in the intentional backdating of stock options, the Audit Committee believed the evidence raised serious concerns regarding George Perlegos’s management integrity with respect to the stock option process.
     On August 5, 2006, George Perlegos and three other Atmel senior executives were terminated for cause by a special independent committee of Atmel’s Board of Directors following an unrelated eight-month long investigation into the misuse of corporate travel funds.
     Mike Ross was the Company’s General Counsel from 1989 until August 2006. Based on evidence from the stock option investigation, the Audit Committee concluded that Mr. Ross handled communications with the Board of Directors regarding stock options and, during certain periods, supervised Atmel’s stock administration department. The Audit Committee also concluded that Mr. Ross was aware of, and participated in the backdating of stock options. The evidence included witness testimony and documents that showed that Mr. Ross directed numerous changes to stock option lists approved by the Board of Directors, without the Board’s knowledge or approval. Stock administration employees stated, and records showed, that Mr. Ross directed stock administration employees to issue backdated stock option grants to employees and directed or permitted other actions to be taken contrary to the terms of Atmel’s stock option plans. The evidence from the investigation showed that Mr. Ross circumvented our stock option plan requirements and granting procedures. The evidence indicated that Mr. Ross knew that the stock option grants must be approved by the Board and that the price for stock options should be set as of the date on which the Board approved the grant. There was evidence that, at least by 2002, Mr. Ross was informed about accounting consequences of backdating stock options. The Committee was unable to conclude, however, whether Mr. Ross was aware of the accounting consequences of backdating stock options prior to 2002. The Committee was also unable to conclude whether Mr. Ross intended to manipulate the financial statements of the Company. There also was evidence that Mr. Ross personally benefited from the receipt of backdated stock options that were not approved by the Board of Directors, and that he backdated his exercises of his own stock options to dates on which the our stock price was at a period low, thereby potentially reducing his tax liability. Mr. Ross did not cooperate in the investigation. Because of his involvement in the intentional backdating of stock options and his other conduct, the Audit Committee believed the evidence indicated that Mike Ross lacked management integrity with respect to the stock option process.
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
     The Chief Accountant of the SEC, Conrad Hewitt, published a letter on September 19, 2006 outlining the SEC staff’s interpretation of specific accounting guidance under APB No. 25. In his letter, Mr. Hewitt advised registrants that “when changes to a list [of stock option award recipients] are made subsequent to the preparation of the list that was prepared on the award approval date, based on an evaluation of the facts and circumstances, the staff believes companies should conclude that either (a) the list that was prepared on the award approval date did not constitute a grant, in which case the measurement date for the entire award would be delayed until a final list has been determined or (b) the list that was prepared on the award approval date constituted a grant, in which case any subsequent changes to the list would be evaluated to determine whether a modification (such as a repricing) or cancellation has occurred [on an individual award basis].” We believe that application of conclusion (a) is appropriate under the circumstances observed during the period from 1993 through 2004.
     Finalization of certain stock option grants was extended such that some employees exercised their stock options before the respective grant dates were finalized. In cases where exercises occurred before grant date finalization, the fair market value of the Company’s common stock on the exercise date of the stock options was utilized to determine the related amount of compensation expense. For these stock options, we concluded that the date of exercise was the most appropriate date for determining that the stock option grant was finalized, and we used the fair market value on the stock option exercise date to calculate compensation expense. There were 922 stock options found to have been exercised before the revised measurement dates were finalized.
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
Costs of Restatement and Legal Activities
     We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, our internal review and recertification procedures, the preparation of our consolidated financial statements and the restated consolidated financial statements, the SEC and other government agency inquiries, and the derivative litigation. These expenses were approximately $5 million for the three months ended March 31, 2007.
Restatement and Impact on Consolidated Financial Statements
     As part of the restatement of the consolidated financial statements, we also recorded additional non-cash adjustments that were previously identified and considered to be immaterial. The cumulative after-tax benefit from recording these adjustments was $11 million for the period from 1993 through 2005. The accounting adjustments related primarily to the timing of revenue recognition and related reserves, recognition of grant benefits, accruals for litigation and other expenses, reversal of income tax expense related to unrealized foreign exchange translation gains, and asset impairment charges.
     As a result of the errors identified, we restated its historical results of operations from fiscal year 1993 through fiscal year 2005 to record $94 million of additional stock-based compensation expense, and associated payroll tax expense, together with other accounting adjustments, net of related income tax effects. For 2005 and 2004, these errors resulted in an after-tax expense (benefit) to the statement of operations of $0.5 million and $(9) million, respectively. Additionally, the cumulative effect of the related after-tax expenses for periods prior to 2004 was $103 million. These additional stock-based compensation and other expenses were non-cash and had no impact on our reported cash, cash equivalents or marketable securities for each of the restated periods.
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
     We also considered the application of Section 409A of the IRC to certain stock option grants where, under APB No. 25, intrinsic value existed at the time of grant. In the event such stock options grants are not considered as issued at fair market value at the original grant date under principles of the IRC and the regulations thereunder and are subject to Section 409A, we are considering potential remedial actions that may be available. We do not expect to incur a material expense as a result of any such potential remedial actions.
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

     Government Inquiries Relating to Historical Stock Option Practices
     In January 2007, we received a subpoena from the Department of Justice (“DOJ”) requesting information relating to its past stock option grants and related accounting matters. In August 2006, we received a letter from the SEC making an informal inquiry and request for information on the same subject matters. In August 2006, we received Information Document Requests from the Internal Revenue Service (“IRS”) regarding Atmel’s investigation into misuse of corporate travel funds and investigation into backdating of stock options. We are cooperating fully with DOJ, SEC and IRS inquiries and intend to continue to do so. These inquiries likely will require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us, which may adversely affect our results of operations and cash flow. We cannot predict how long it will take or how much more time and resources we will have to expend to resolve these government inquiries, nor can we predict the outcome of these inquiries.
     Late SEC Filings and NASDAQ Delisting Proceedings
     Due to the Audit Committee investigation and the resulting restatements, we did not file on time this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, the Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2006 and the quarter ended September 30, 2006. As a result, we received four NASDAQ Staff Determination letters, dated May 14, 2007, March 8, 2007, November 14, 2006, and August 14, 2006, respectively, stating that we were not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that our stock was subject to delisting from the NASDAQ Global Select Market. In response to the first notice of non-compliance, we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). Following the hearing, the Panel granted our request for continued listing subject to the requirements that Atmel provide the Panel with certain information relating to the Audit Committee’s investigation, which was subsequently submitted to the Panel, and that we file the Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006 and any necessary restatements by February 9, 2007. On January 22, 2007, the NASDAQ Listing and Hearing Review Council (the “Listing Council”) determined to call our matter for review. The Listing Council also determined to stay the Panel decision that required us to file the Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006, by February 9, 2007. In connection with the call for review, the Listing Council requested that the Company provide an update on its efforts to file the delayed reports, which it did on March 2, 2007. On May 10, 2007, we received the decision of the Listing Council in response to our request for continued listing on the NASDAQ Global Select Market. Specifically, the Listing Council granted our request for an extension within which to satisfy NASDAQ’s filing requirement, through June 8, 2007. On June 4, 2007, the Board of Directors of The NASDAQ Stock Market (the “Nasdaq Board”) informed us that it had called the Listing Council’s decision for review and had determined to stay any decision to suspend our securities from trading, pending consideration by the Nasdaq Board in July 2007.
     On June 8, 2007, we filed our Annual Report on Form 10-K for the year ended December 31, 2006, and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006. With the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, we believe that we have returned to full compliance with SEC reporting requirements and NASDAQ listing requirements. However, SEC comments on these Reports (or other reports that we previously filed) or other factors could render us unable to maintain an effective listing of our common stock on the NASDAQ Global Select Market or any other national securities exchange.
     Shareholder Litigation Relating to Historical Stock Option Practices
     From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be our stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. Atmel and the individual defendants have each moved to dismiss the consolidated amended complaint on various grounds. The state derivative cases have been consolidated and Atmel expects an amended consolidated complaint to be filed timely pursuant to a stipulation among the parties. Atmel believes that the filing of the derivative actions was unwarranted and intends to vigorously contest them.
     We cannot predict the outcome of the shareholder class action cases described above and we cannot estimate the likelihood or potential dollar amount of any adverse results. However, an unfavorable outcome in this litigation could have a material adverse impact upon the financial position, results of operations or cash flows for the period in which the outcome occurs and in future periods.
     Other Investigations
     In addition to the investigation into stock option granting practices, the Audit Committee of Atmel’s Board of Directors, with the assistance of independent legal counsel and forensic accountants, conducted independent investigations into (a) certain proposed investments in high yield securities that were being contemplated by our former Chief Executive Officer during the period from 1999 to 2002 and bank transfers related thereto, and (b) alleged payments from certain of our customers to employees at one of our Asian subsidiaries. The Audit Committee has completed its investigations, including its review of the impact on our condensed consolidated financial statements for the three months ended March 31, 2007, and prior periods, and concluded that there was no impact on such consolidated financial statements. However, we can give no assurances that subsequent information will not be discovered that may cause the Audit Committee to reopen such reviews. In addition, government agencies, including local authorities in Asia, may initiate their own review into these and related matters. At this time, we cannot predict the outcome of such reviews, if any. An adverse finding in any of these matters could lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the NASDAQ Global Select Market, and result in additional management time being diverted and additional legal and other costs that could have a material adverse effect on our business, financial condition and results of operations.
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
     We design, develop, manufacture and sell our products. We develop process technologies to ensure our products provide the maximum possible performance. During the three months ended March 31, 2007, we manufactured approximately 94% of our products in our own wafer fabrication facilities.
     Our operating segments comprise: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive).
     During the three months ended March 31, 2007, net revenues decreased by 2%, or approximately $10 million, to $391 million, as compared to $401 million for the three months ended March 31, 2006, as a result of declines in our ASIC, Nonvolatile Memory and RF and Automotive segments, partially offset by growth in our Microcontroller segment. The increase in net revenues in our Microcontroller segment was primarily driven by growth of our AVR microcontroller products. ASIC and Nonvolatile Memory net revenues decreased in the three months ended March 31, 2007 as both smart card products and flash memory products experienced lower revenue compared to the three months ended March 31, 2006 due to competitive pricing pressures. The decrease in net revenues in the RF and Automotive segment is primarily related to reduced shipment quantities for BiCmos foundry products related to communication chipsets for CDMA phones partially offset by growth in Audio Radio products.
     During the three months ended March 31, 2007, gross margin improved to 36%, compared to 32% for the three months ended March 31, 2006, primarily due to a more favorable mix of higher margin products sold, higher factory utilization rates, improved manufacturing yields, as well as lower depreciation expense following the December 2006 reclassification of assets at our North Tyneside, UK facility as held for sale.
     We had income from operations of $13 million in the three months ended March 31, 2007, compared to income from operations of $13 million for the three months ended March 31, 2006. The decrease in income from operations from the comparable prior period resulted primarily from higher restructuring expense and higher selling, general and administrative costs related to increased stock-based compensation expense and legal expense related to the audit committee’s investigation into prior stock option practices and other related matters, offset by lower manufacturing costs and lower depreciation expense.
     We recognized a benefit of $20 million resulting from the receipt of French research and development tax credits related to prior tax years for the three months ended March 31, 2007, resulting in a net tax benefit of $15 million for the three months ended March 31, 2007.
     During the three months ended March 31, 2007, we generated positive cash flow from operations and continued to strengthen our liquidity position. At March 31, 2007, our cash, cash equivalents and short-term investments totaled $479 million, up from approximately $467 million at December 31, 2006, while total indebtedness decreased to approximately $146 million at March 31, 2007, from $169 million at December 31, 2006.
RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2007		2006
			As restated
	(amounts in thousands and as a percent of net revenues)
Net revenues	$391,313	100.0%	$400,784	100.0%
Gross profit	139,937	35.8%	126,382	31.5%
Research and development expenses	67,299	17.2%	68,151	17.0%
Selling, general and administrative expenses	58,059	14.8%	45,411	11.3%
Restructuring charges	1,782	0.5%	151	0.0%

Income from operations	$12,797	3.3%	$12,669	3.2%

Net Revenues
     During the three months ended March 31, 2007, net revenues decreased by 2%, or approximately $10 million, to $391 million, as compared to $401 million for the three months ended March 31, 2006, as a result of declines in our ASIC, Nonvolatile Memory and RF and Automotive segments, partially offset by growth in our Microcontroller segment. The increase in net revenues in our Microcontroller segment was primarily driven by growth of our AVR microcontroller products. ASIC and Nonvolatile Memory net revenues decreased in the three months ended March 31, 2007 as both smart card products and flash memory products experienced lower revenue compared to the three months ended March 31, 2006 due to competitive pricing pressures. The decrease in net revenues in the RF and Automotive segment is primarily related to reduced quantity shipments for BiCmos foundry products related to communication chipsets for CDMA phones partially offset by growth in Audio Radio products.
Net Revenues — By Operating Segment
     Our net revenues by segment for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
Segment	2007	2006	Change	% Change

ASIC	$110,977	$123,968	$(12,991)	(10%)
Microcontroller	108,022	91,085	16,937	19%
Nonvolatile Memory	86,028	95,629	(9,601)	(10%)
RF and Automotive	86,286	90,102	(3,816)	(4%)

Total net revenues	$391,313	$400,784	$(9,471)	(2%)

     Net revenue amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Net revenues from the Grenoble subsidiary of $36 million for the three months ended March 31, 2006 are excluded from consolidated net revenues, and are reclassified to Results from Discontinued Operations. See Note 8 to Notes to Condensed Consolidated Financial Statements for further discussion. Certain product families have been reassigned within the ASIC and Microcontroller segments as part of reorganization efforts to improve organizational efficiency. As a result, prior period net revenues and income from operating segments have been reclassified to conform to the current presentation of operating segment information.
ASIC
     ASIC segment net revenues decreased by 10% or $13 million to $111 million for the three months ended March 31, 2007, compared to $124 million for the three months ended March 31, 2006. ASIC segment net revenues decreased during the three months ended March 31, 2007 as smart card product net revenues declined $9 million, or 18%, compared to the three months ended March 31, 2006 due primarily to reduced shipments of lower margin commodity telecommunication-market products.
Microcontroller
     Microcontroller segment net revenues increased by 19% or $17 million to $108 million for the three months ended March 31, 2007, compared to $91 million for the three months ended March 31, 2006. The significant growth in net revenues for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 resulted primarily from new customer designs utilizing both our proprietary AVR microcontroller products as well as our ARM-based microcontroller products. AVR microcontroller revenue grew 18% in the first quarter of 2007, while other non-proprietary microcontroller families increased revenue by 21% when compared to the first quarter of 2006. Increased test capacity added in the second half of 2006 allowed us to increase shipment rates in 2007 compared to the level of test capacity available in the first quarter of 2006 for AVR microcontrollers. In addition, market share gains in the 8-bit microcontroller market and ARM-based microcontrollers contributed to higher shipment levels in 2007. Demand for microcontrollers is largely driven by increased use of embedded control systems in consumer, industrial and automotive products.

Nonvolatile Memory
     Nonvolatile Memory segment revenues decreased by 10% or $10 million to $86 million for the three months ended March 31, 2007, compared to $96 million for the three months ended March 31, 2006. The decrease in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 is primarily due to reduced shipments of lower margin commodity flash memory products. For the quarter ended March 31, 2007, revenues for flash-based products declined by 22% compared to the quarter ended March 31, 2006. Markets for our nonvolatile memory products are more competitive than other markets we sell in, and as a result, our memory products are subject to greater declines in average selling prices than products in our other segments. Competitive pressures and rapid obsolescence of products are among several factors causing continued pricing declines in 2007. During the quarter ended March 31, 2007, serial EEPROM-based product revenues were flat when compared to revenue levels experienced for the quarter ended March 31, 2006. While pricing for this segment remained steady, unit shipments declined by 2% compared to the first quarter of 2006. This product family benefits from significant market share resulting from competitive pricing and a broad range of offerings. Conditions in the non volatile memory segment are expected to remain challenging for the foreseeable future. In an attempt to mitigate the pricing fluctuations in this market, we have shifted our focus away from lower margin commodity parallel Flash products, which tend to experience greater than average sales price fluctuations, to other serial interface nonvolatile memory products.
RF and Automotive
     RF and Automotive segment revenues decreased by 4% or $4 million to $86 million for the three months ended March 31, 2007, compared to $90 million for the three months ended March 31, 2006. The decrease in net revenues in the RF and Automotive segment is primarily related to reduced shipment quantities for BiCmos foundry products related to communication chipsets for CDMA phones partially offset by growth in other automotive products. For the three months ended March 31, 2006, net revenues decreased approximately $10 million for BiCmos foundry products, offset by a $6 million increase in revenue from other automotive products.
Net Revenues — By Geographic Area
     Our net revenues by geographic areas for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 are summarized as follows (revenues are attributed to countries based on delivery locations):

	Three Months Ended
	March 31,
Segment	2007	2006	Change	% Change

United States	$49,786	$63,767	$(13,981)	(21.9%)
Europe	143,109	124,618	18,491	14.8%
Asia	193,942	209,184	(15,242)	(7.3%)
Other *	4,476	3,215	1,261	39.2%

Total net revenues	$391,313	$400,784	$(9,471)	(2.4%)

*	Primarily includes Philippines, South Africa, and Central and South America
     Net revenue amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Net revenues from the Grenoble subsidiary of $36 million for the three months ended March 31, 2006 are excluded from consolidated net revenues, and are reclassified to Results from Discontinued Operations. See Note 8 to Notes to Condensed Consolidated Financial Statements for further discussion.
     Sales outside the United States accounted for 87% of our net revenues for the three months ended March 31, 2007, as compared to 84% of our net revenues for the three months ended March 31, 2006.
     Our sales in the United States decreased by $14 million, or 22%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006 due to United States based customers continuing to reduce deliveries to domestic operations and reduced shipments to United States based distributors.
     Our sales in Europe increased by $18 million, or 15%, for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, due to both higher volume shipments of ARM-based microcontrollers and automotive products, as well as higher revenues related to the increase in the value of the euro relative to the U.S. dollar.
     Our sales in Asia decreased by $15 million, or 7%, for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, primarily due to lower average selling prices.
     The trend over the last several years has been an increase in revenues in Asia, while revenues in the United States and Europe have either declined or grown at a much slower rate. We believe that part of this shift reflects changes in customer manufacturing trends, with many customers increasing production in Asia due to lower labor costs. While revenues in Asia declined in 2007 compared to 2006, we expect that Asia revenues will grow more rapidly than other regions in the future. However, in the short-term our revenues in Asia may decrease further as we optimize our distributor base in Asia. It may take time for us to identify financially viable distributors and help them develop high quality support services. This process may result in short-term revenue loss, particularly in the third and fourth quarters of fiscal 2007. There can be no assurances that we will be able to manage this optimization process in an efficient and timely manner.
Revenues and Costs – Impact from Changes to Foreign Exchange Rates
     During the three months ended March 31, 2007, approximately 23% of net revenues were denominated in foreign currencies, primarily the euro. Sales in euros amounted to approximately 22% and 18% of net revenues for the three months ended March 31, 2007 and 2006, respectively. Sales in Japanese yen accounted for approximately 1% of net revenues for both the three months ended March 31, 2007 and March 31, 2006.
     Average exchange rates utilized to translate foreign currency revenues and expenses were $1.32 to the euro for the three months ended March 31, 2007, compared to $1.19 to the euro for the three months ended March 31, 2006.
     During the three months ended March 31, 2007, changes in foreign exchange rates had an unfavorable impact on operating costs and income from operations. Had average exchange rates remained the same during the three months ended March 31, 2007 as the average exchange rates in effect for the three months ended March 31, 2006, our reported revenues for the three months ended March 31, 2007, would have been $8 million lower. However, our foreign currency expenses exceed foreign currency revenues. For the three months ended March 31, 2007, 55% of our operating expenses were denominated in foreign currencies, primarily the euro. Had average exchange rates for the three months ended March 31, 2007 remained the same as the average exchange rates for the three months ended March 31, 2006, our operating expenses would have been $19 million lower (relating to cost of revenues of $12 million; research and development expenses of $5 million; and sales, general and administrative expenses of $2 million). The net effect resulted in a decrease to income from operations of $11 million as a result of unfavorable exchange rates in effect for the three months ended March 31, 2007 when compared to the three months ended March 31, 2006.
Cost of Revenues and Gross Margin
     Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves and freight costs. Our gross margin as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.
     During the three months ended March 31, 2007, gross margin improved to 36%, compared to 32% for the three months ended March 31, 2006, primarily due to a more favorable mix of higher margin products sold, higher factory utilization rates, improved manufacturing yields, as well as lower depreciation expense following the December 2006 decision to reclassify assets at our North Tyneside, UK facility as held for sale.
     In recent periods, average selling prices for certain semiconductor products have been below manufacturing costs, which has adversely affected our results of operations, cash flows and financial condition. Because inventory reserves are recorded in advance of when the related inventory is sold, subsequent gross margins in the period of sale may be higher than they would be absent the effect of the previous write-downs. The impact on gross margins of the sale of previously written down inventory was not material in the three months ended March 31, 2007 and 2006. Our excess and obsolete inventory reserves taken in prior years relate to all of our product categories, while lower-of-cost or market reserves relate primarily to our non-volatile memory products and smart card products.
     We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a reduction to cost of revenues for such grants of approximately $0.3 million and approximately $2 million during the three months ended March 31, 2007 and 2006, respectively, following the elimination of grant benefits as a result of our December 2006 decision to sell our North Tyneside, UK facility.
Research and Development
     During the three months ended March 31, 2007 and 2006, research and development (“R&D”) expenses were $67 million and $68 million, respectively. The unfavorable impact of foreign exchange rate fluctuations of $5 million was offset by lower depreciation expense and higher research grant benefits. As a percentage of net revenues, research and development expenses totaled 17% for both the three months ended March 31, 2007 and March 31, 2006.
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
     We receive R&D grants from various European research organizations, the benefit for which is recognized as an offset to related costs. For the three months ended March 31, 2007, we recognized $5 million in research grant benefits, compared to $4 million recognized for the three months ended March 31, 2006.
Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses increased by 29% or $13 million to $58 million for the three months ended March 31, 2007, from $45 million for the three months ended March 31, 2006. The increase in SG&A expenses for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, was due to increased legal and accounting services expenses of $7 million, increased employee salaries and benefits of $3 million, and a $1 million increase in stock option compensation charges. As a percentage of net revenues, SG&A expenses increased to 15% for the three months ended March 31, 2007, compared to 11% for the three months ended March 31, 2006.
     Selling, general and administrative expenses are expected to remain higher than in previous periods for the second quarter of 2007 due to legal and accounting services costs associated with the audit committee investigations, and various SEC filings which were delayed as a result of these investigations, as well as expenses associated with the May 2007 special shareholder meeting. These expenses are expected to decline in the second half of 2007 following the conclusion of these matters to levels more consistent with prior periods.
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
     During the three months ended March 31, 2007 and 2006, we recorded stock-based compensation expense of $3 million and $2 million, respectively. Compensation expense recognized in connection with the employee stock purchase plans were not significant during these periods due to suspension of stock purchase activity after February of 2006 as a result of the audit committee investigation into prior stock option practices.

     Upon adoption of SFAS No. 123R, we reassessed our equity compensation valuation method and related assumptions. Our determination of the fair value of stock-based payment awards on the date of grant utilizes an option-pricing model, and is impacted by its common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors (expected period between stock option vesting date and stock option exercise date). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, and changes in the subjective assumptions can materially affect the estimated fair value, in our opinion, the existing Black-Scholes option-pricing model may not provide an accurate measure of the fair value of employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123R using an option-pricing model that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     Stock-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 included a combination of stock option awards granted prior to January 1, 2006 and stock option awards granted subsequent to January 1, 2006. In conjunction with the adoption of SFAS No. 123R, we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the three months ended March 31, 2007 and 2006 includes the impact of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to 2006, we accounted for forfeitures as they occurred.
Assets Held for Sale and Impairment Charges
     Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We present impairment charges as a separate line item within operating expenses in our condensed consolidated statements of operations. We classify long-lived assets to be disposed of other than by sale as “held-and-used” until they are disposed. We report long-lived assets to be disposed of by sale as “held-for-sale” and recognize those assets on the condensed consolidated balance sheet at the lower of carrying amount or fair value less cost to sell.
     We reclassified the assets and liabilities of the North Tyneside, United Kingdom, facility and the assets of the Irving, Texas, facility as held for sale during the quarter ended December 31, 2006. Following the sale of the North Tyneside facility, we expect to incur significant continuing cash flows with the disposed entity and, as a result, we do not expect to meet the criteria to classify the results of operations as well as assets and liabilities as discontinued operations. The Irving facility does not qualify as discontinued operations as it is an idle facility and does not constitute a component of an entity in accordance with SFAS No. 144.
     The following table details the items which are reflected as assets and liabilities held for sale in the condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006:
Held for Sale at March 31, 2007:

	North
	Tyneside	Irving	Total

Non-current assets
Fixed assets, net	89,970	35,040	125,010
Intangible and other assets	696	—	696

Total non-current assets held for sale	$90,666	$35,040	$125,706

Current liabilities

	North
	Tyneside	Irving	Total

Current portion of long-term debt	$58,050	$—	$58,050
Trade accounts payable	16,958	—	16,958
Accrued liabilities and other	44,822	—	44,822

Total current liabilities related to assets held for sale	119,830	—	119,830

Long-term debt and capital lease obligations less current portion	191	—	191

Total non-current liabilities related to assets held for sale	191	—	191

Total liabilities related to assets held for sale	$120,021	$—	$120,021

Held for Sale at December 31, 2006:

	North
	Tyneside	Irving	Total

Non-current assets
Fixed assets, net	$87,941	$35,040	$122,981
Intangible and other assets	816	—	816

Total non-current assets held for sale	$88,757	$35,040	$123,797

Current liabilities
Current portion of long-term debt	$70,340	$—	$70,340
Trade accounts payable	17,329	—	17,329
Accrued liabilities and other	46,224	—	46,224

Total current liabilities related to assets held for sale	133,893	—	133,893

Long-term debt and capital lease obligations less current portion	313	—	313

Total non-current liabilities related to assets held for sale	313	—	313

Total liabilities related to assets held for sale	$134,206	$—	$134,206

Irving, Texas, Facility
     We acquired our Irving, Texas, wafer fabrication facility in January 2000 for $60 million plus $25 million in additional costs to retrofit the facility after the purchase. Following significant investment and effort to reach commercial production levels, we decided to close the facility in 2002 and it has been idle since then. Since 2002, we recorded various impairment charges, including $4 million during the quarter ended December 31, 2005. In the quarter ended December 31, 2006, we performed an assessment of the market value for this facility based on our estimate, which considered a current offer from a willing third party to purchase the facility, among other factors, in determining fair market value. Based on this assessment, an additional impairment charge of $10 million was recorded.
     On May 1, 2007, we announced the sale of our Irving, Texas, wafer fabrication facility for $37 million in cash. The sale of the facility includes 39 acres of land, the fabrication facility building, and related offices, and remaining equipment. An additional 17 acres was retained by us. We do not expect to record a material gain or loss on the sale, following the impairment charge recorded in the fourth quarter of 2006.
North Tyneside, United Kingdom, and Heilbronn, Germany, Facilities
     In December 2006, we announced our decision to sell our wafer fabrication facilities in North Tyneside, United Kingdom, and Heilbronn, Germany. It is expected these actions will increase manufacturing efficiencies by better utilizing remaining wafer fabrication facilities, while reducing future capital expenditure requirements. We have classified assets of the North Tyneside site as assets held-for-sale on the condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006. Following the announcement of intention to sell the facility in the fourth quarter of 2006, we assessed the fair market value of the facility compared to the carrying value recorded, including use of an independent appraisal, among other factors. The fair value was determined using a market-based valuation technique and estimated future cash flows. We recorded a net impairment charge of $72 million in the quarter ended December 31, 2006 related to the write-down of long lived assets to their estimated fair values, less costs to dispose of the assets. The charge included an asset write-down of $170 million for equipment, land and buildings, offset by related currency translation adjustment associated with the assets, of $98 million, as we intend to sell our United Kingdom entity, which contains the facility, and hence the currency translation adjustment related to the assets is included in the impairment calculation.
     We acquired the North Tyneside, United Kingdom, facility in September 2000, including an interest in 100 acres of land and the fabrication facility of approximately 750,000 square feet, for $100 million. We will have the right to acquire title to the land in 2016 for a nominal amount. We sold 40 acres in 2002 for $14 million. We recorded an asset impairment charge of $318 million in the second quarter of 2002 to write-down the carrying value of equipment in the fabrication facilities in North Tyneside, United Kingdom, to its estimated fair value. The estimate of fair value was made by management based on a number of factors, including an independent appraisal.
     The Heilbronn, Germany, facility did not meet the criteria for classification as held-for-sale as of March 31, 2007 and December 31, 2006, due to uncertainties relating to the likelihood of completing the sale within the next twelve months. Long-lived assets of this facility at March 31, 2007 and at December 31, 2006, remain classified as held-and-used. After an assessment of expected future cash flows generated by the Heilbronn, Germany facility, we concluded that no impairment exists.
     See Note 9 to Notes to Condensed Consolidated Financial Statements for further discussion of assets held for sale as of March 31, 2007 and December 31, 2006.
Restructuring Charges and Loss on Sale
2007 Restructuring Charges
     In the first quarter of 2007, we continued to implement the restructuring initiatives announced in the fourth quarter of 2006 and incurred additional restructuring charges of $2 million. The charges consist of the following:
•	$1 million in termination benefits recorded in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS No. 112). These costs related to additional employee severance costs for employees in Europe.

•	$0.5 million in severance costs related to the involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities” (SFAS No. 146”).
2006 Restructuring Activities
     In the first quarter of 2006, we incurred $0.2 million in restructuring charges primarily comprised of severance and one-time termination benefits.
     In the fourth quarter of 2006, we announced a restructuring initiative to focus on high growth, high margin proprietary product lines and optimize manufacturing operations. This restructuring plan will impact employees across multiple business functions and in several locations. The charges directly relating to this initiative consist of the following:
•	$7 million in one-time minimum statutory termination benefits recorded in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits.” These costs related to the termination of employees in Europe.

•	$2 million in one-time severance costs related to the involuntary termination of 51 employees, primarily in manufacturing, research and development and administration. These benefits costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities.”

     All termination benefit charges were recorded in accordance with SFAS No. 146 and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43.”
     In conjunction with our restructuring efforts in the third quarter of 2002, we incurred a $12 million charge related to the termination of a contract with a supplier. The charge was estimated using the present value of the future payments which totaled $18 million at the time. At March 31, 2007, the remaining restructuring accrual was $9 million and will be paid over the next 7 years.
Other Charges
     In the fourth quarter of 2006, we announced our intention to close the design facility in Greece and to sell our facility in North Tyneside, United Kingdom. We recorded a charge of $30 million in the fourth quarter of 2006 associated with the expected future repayment of subsidy grants pursuant to the grant agreements with government agencies at these locations.
Interest and Other Income (Expenses), Net
     Interest and other income (expenses), net, improved to $1 million of income for the three months ended March 31, 2007 compared to $7 million of expense for the three months ended March 31, 2006. The decrease in interest expense is primarily due to long-term debt reductions in fiscal 2006. Interest and other income (expenses), net also improved as a result of increased interest income from higher average cash balances during the three months ended March 31, 2007 following the repayment of our convertible bonds in May 2006 as well as the receipt of proceeds from the sale of our Grenoble, France subsidiary in July 2006. As a percentage of net revenues, interest and other income (expenses), net totaled 0% and 2% for the three months ended March 31, 2007 and 2006, respectively.
     Interest rates on our outstanding borrowings did not change significantly in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.
Income Taxes
      For the three months ended March 31, 2007, we recorded an income tax benefit of $15 million, compared to an income tax expense of $7 million for the three months ended March 31, 2006.
     The provision for income taxes for these periods was determined using the annual effective tax rate method for Atmel entities that are profitable. Entities that had operating losses with no tax benefit were excluded. As a result, excluding the impact of discrete tax events during the quarter, the provision for income taxes was at a higher consolidated effective rate than would have resulted if all entities were profitable or if losses produced tax benefits.
     In the three months ended March 31, 2007, we recognized a tax benefit of approximately $20 million resulting from the refund of French research tax credits for years 1999 through 2002, which was received during the quarter. In addition, in the three months ended March 31, 2007, the Hong Kong tax authorities completed a review of our tax returns for the years 2001 through 2004, which resulted in no adjustments. As a result, during the quarter, we recognized a tax benefit relating to a tax refund of approximately $2 million received in prior years.
      In 2005, the Internal Revenue Service ("IRS") proposed adjustments to our U.S. income tax returns for the years 2000 and 2001. In January 2007, after subsequent discussions with us, the IRS revised the proposed adjustments for these years. We have protested these proposed adjustments and are currently pursuing administrative review with the IRS Appeals Division.
      In May 2007, the IRS proposed adjustments to our U.S. income tax returns for the years 2002 and 2003. We will file a protest to these proposed adjustments and will pursue administrative review with the IRS Appeals Division.
      In addition, we have various tax audits in progress in certain U.S. states and foreign jurisdictions. We have accrued taxes, and related interest and penalties that may be due upon the ultimate resolution of these examinations and for other matters relating to open U.S. Federal, state and foreign tax years in accordance with FIN 48.

      While we believe that the resolution of these audits will not have a material adverse impact on our results of operations, cash flows or financial position, the outcome is subject to uncertainty. Should we be unable to reach agreement with the IRS, U.S. state or foreign tax authorities on the various proposed adjustments, there exists the possibility of an adverse material impact on our results of operations, cash flows and financial position.
      On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Upon review of our reserves, there were no changes to our reserves for uncertain tax positions upon adoption. At the adoption date of January 1, 2007, we had $176 million of unrecognized tax benefits, all of which would affect our income tax expense if recognized. In the quarter ended March 31, 2007, we released $2 million of tax reserves due to the completion of a review of our tax returns by the Hong Kong tax authority. In addition, we recognized a benefit of $20 million resulting from the refund of research and development credits from the French tax authority. As of March 31, 2007, we have $155 million of unrecognized tax benefits.
      Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007, we had approximately $31 million of accrued interest and penalties related to uncertain tax positions.
      We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We are no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 1999. Tax years for significant foreign jurisdictions including Germany, France, United Kingdom, and Switzerland are closed through 2002, 2001, 2004 and 2001 respectively; subsequent tax years for these jurisdictions remain subject to tax authority review. Hong Kong tax years are closed for years through 2004 and subsequent tax years remain subject to tax authority review.
Discontinued Operations
Grenoble, France, Subsidiary Sale
     Our condensed consolidated financial statements and related footnote disclosures reflect the results of our Grenoble, France, subsidiary as Discontinued Operations, net of applicable income taxes, for all reporting periods presented.
     In July 2006, we completed the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation (“e2v”). On August 1, 2006, we received $140 million in cash upon closing ($120 million, net of working capital adjustments and costs of disposition).
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
     In connection with the sale, we agreed to provide certain technical support, foundry, distribution and other services extending up to four years following the completion of the sale, and in turn e2v has agreed to provide certain design and other services to us extending up to 5 years following the completion of the sale. The financial statement impact of these agreements is not expected to be material to us. The ongoing cash flows between us and e2v are not significant and as a result, the Company has no significant continuing involvement in the operations of the subsidiary. Therefore, we have met the criteria in SFAS No. 144, which were necessary to classify the Grenoble, France, subsidiary as discontinued operations.
     Included in other currents assets on the condensed consolidated balance sheet as of March 31, 2007, is an outstanding receivable balance due from e2v of $12 million related to payments advanced to e2v to be collected from customers of e2v by Atmel. The transitioning of the collection of trade receivables on behalf of e2v is expected to be completed in 2007.
     The following table summarizes results from Discontinued Operations for the periods indicated included in the condensed consolidated statement of operations (in thousands, except per share data) :

March 31,
Three Months Ended:	2006

Net revenues	$36,000
Operating costs and expenses	24,366

Income from discontinued operations, before income taxes	11,634
Less: provision for income taxes	(5,772)

Income from discontinued operations, net of income taxes	$5,862

Income from discontinued operations, net of income taxes, per common share:
Basic and Diluted	$0.01

Weighted-average shares used in basic and diluted income per share calculations	485,576

Liquidity and Capital Resources
     At March 31, 2007, we had $479 million of cash and cash equivalents and short-term investments compared to $467 million at December 31, 2006. Our current ratio, calculated as total current assets divided by total current liabilities, was 2.15 at March 31, 2007, an increase of 0.12 from 2.03 at December 31, 2006. We continue to generate positive cash flow from operating activities. We have reduced our net debt obligations to $146 million at March 31, 2007, from $169 million at December 31, 2006, a decrease of $23 million. Working capital (total current assets less total current liabilities) increased by $38 million to $623 million at March 31, 2007, compared to $585 million at December 31, 2006.
     Operating Activities: Net cash provided by operating activities was $59 million for the three months ended March 31, 2007, compared to $83 million in the three months ended March 31, 2006. We generated positive operating cash flow due primarily to positive net income of $29 million adjusted for depreciation and amortization expense of $32 million along with other non-cash charges reflected in the condensed consolidated statements of operations and movements in working capital as discussed below.
     Accounts receivable decreased by 5% or $11 million to $216 million at March 31, 2007, from $227 million at December 31, 2006. The average days of accounts receivable outstanding (“DSO”) was 50 days at March 31, 2007, even with the level of 50 days for the three months ended December 31, 2006. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures or longer customer payment patterns, our DSO and cash flows from operating activities would be negatively affected.
     Increases in inventories utilized $23 million of operating cash flows in the three months ended March 31, 2007 compared to $6 million of cash flows utilized in for the same period in 2006. Inventory levels increased to 130 days at March 31, 2007, compared to 116 days at December 31, 2006. This increase is primarily related to higher stock levels required to improve customer delivery times, and reduced shipment levels experienced during the first quarter of 2007. Inventories consist of raw wafers, purchased specialty wafers, work-in-process and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.
     Decreases in current and other assets generated $13 million of operating cash flows in the three months ended March 31, 2007, primarily due to payments received for trade receivables advanced to e2v technologies PLC related to the sale of the Grenoble, France, subsidiary and the receipt of $20 million in research and development income tax credits.

     Decreases in accounts payable utilized $8 million of operating cash flows in the three months ended March 31, 2007, primarily related to payments to suppliers for fixed asset acquisitions and lower production activity levels in 2007.
     Increases in accrued and other liabilities generated $4 million of operating cash flows in the three months ended March 31, 2007, primarily related to higher legal fees and related accruals.
     Investing Activities: Net cash used in investing activities was $28 million at March 31, 2007, compared to $19 million at March 31, 2006. During the three months ended March 31, 2007, we made additional investments in wafer fabrication equipment to advance our process technologies and in test equipment to process higher unit volumes. For the three months ended March 31, 2007 and 2006, we paid $26 million and $18 million, respectively, for capital acquisitions primarily related to additional fabrication and testing equipment.
     Financing Activities: Net cash used in financing activities was $23 million at March 31, 2007, compared to $22 million at March 31, 2006. We continued to pay down debt, with repayments of principal balances on capital leases and other debt totaling $23 million for the three months ended March 31, 2007, compared to $28 million for the three months ended March 31, 2006. Issuance of common stock totaled $6 million for the three months ended March 31, 2006. No stock issuance amounts were received under either employee stock option or employee stock purchase plans during the three months ended March 31, 2007 due to the suspension of employee stock plans during the period where we were not timely in filing our quarterly and annual reports to the SEC.
     We believe that our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, equipment lease financing, and other short-term and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.
     The increase in cash and cash equivalents for the three months ended March 31, 2007 and 2006 due to the effect of exchange rate changes on cash balances was $1 million and $2 million, respectively. These cash balances were primarily held in certain subsidiaries in euro denominated accounts and increased in value due to the strengthening of the euro compared to the U.S. dollar during these periods.
     During the next twelve months, we expect our operations to generate positive cash flow; however, a significant portion of cash will be used to repay debt and make capital investments. We expect that we will have sufficient cash from operations and financing sources to meet all debt obligations. We made $26 million in cash payments for capital equipment in the three months ended March 31, 2007, and we expect our cash payments for capital expenditures in the next twelve months to be approximately $60 to $80 million. Debt obligations outstanding at March 31, 2007 and expected to be repaid for the twelve months ended March 31, 2008 total $94 million. In 2007 and future years, our capacity to make necessary capital investments will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary.
     There were no material changes in our contractual obligations and rights outside of the ordinary course of business or other material changes in our financial condition during the first quarter of 2007, other than the unrecognized tax benefits associated with the adoption of Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.” The unrecognized tax benefits at March 31, 2007 were approximately $176 million, the timing of the resolution of which is uncertain.
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
     Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement no. 109. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes.
     Income tax positions are recorded based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of FIN 48, there have been no significant changes during the three months ended March 31, 2007 to the items that we had disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. See Note 14 to Notes to Condensed Consolidated Financial Statements for further discussion of the adoption of FIN 48.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. We expect to adopt SFAS No. 157 beginning January 1, 2008. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We expect to adopt SFAS No. 159 beginning January 1, 2008. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the condensed consolidated balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through March 31, 2008. In addition, certain of our borrowings are at floating rates, so this would act as a natural hedge.
     We have short-term debt, long-term debt and capital leases totaling $146 million at March 31, 2007. Approximately $47 million of these borrowings have fixed interest rates. We have $99 million of floating interest rate debt, of which approximately $46 million is euro denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.
     The following table summarizes our variable-rate debt exposed to interest rate risk as of March 31, 2007. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

					Total
					Variable-rate
					Debt
					Outstanding at
	Payments due by year				March 31,
	2007*	2008	2009	Thereafter	2007

30 day USD LIBOR weighted-average interest rate basis (1) — Capital Leases	$2,222	$—	$—	$—	$2,222

90 day USD LIBOR weighted-average interest rate basis (1) - Revolving Line of Credit Due 2008	$—	$25,000	$—	$—	$25,000
Senior Secured Term Loan Due 2009	6,250	8,333	4,167	—	18,750

Total of 90 day USD LIBOR rate debt	$6,250	$33,333	$4,167	$—	$43,750
90 day USD LIBOR weighted-average interest rate basis (1) — Capital Leases	$17,355	$9,125	$4,314	$9,705	$40,499

360 day USD LIBOR weighted -average interest rate basis (1) - Senior Secured Term Loan Due 2008	$3,750	$3,750	$—	$—	$7,500

30/60/90 day EURIBOR interest rate basis (1) — Senior Secured Term Loan Due 2007	$5,037	$—	$—	$—	$5,037

Total variable-rate debt	$34,614	$46,208	$8,481	$9,705	$99,008

*	Represents payments due over the nine months remaining for 2007.

(1)	Actual interest rates include a spread over the basis amount.
     The following table presents the hypothetical changes in interest expense, for the three month period ended March 31, 2007, related to the $99 million in outstanding borrowings that are sensitive to changes in interest rates as of March 31, 2007. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS (in thousands).

     For the three months ended March 31, 2007:

Interest
expense with
	Interest expense given an interest rate			no change in	Interest expense given an interest rate
	decrease by X basis points			interest rate	increase by X basis points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS

Interest expense	$3,142	$3,258	$3,373	$3,489	$3,605	$3,720	$3,836
Foreign Currency Risk
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of unfavorable exchange rates for the three months ended March 31, 2007, compared to the average exchange rates for the three months ended March 31, 2006, resulted in a decrease in income from operations of $11 million (as discussed in this report in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign currency denominated transactions that occurred in the three months ended March 31, 2007 were recorded using the average foreign currency exchange rates for the same period in 2006. Sales denominated in foreign currencies were 23% and 18% for the three months ended March 31, 2007 and 2006, respectively. Sales denominated in euros were 22% and 17% for the three months ended March 31, 2007 and 2006, respectively. Sales denominated in yen were 1% and 1% for the three months ended March 31, 2007 and 2006, respectively. Costs denominated in foreign currencies, primarily the euro, were 55% and 61% for the three months ended March 31, 2007 and 2006, respectively.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 26% of our accounts receivable are denominated in foreign currency as of both March 31, 2007 and December 31, 2006, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 50% and 48% of our accounts payable were denominated in foreign currency as of March 31, 2007 and December 31, 2006, respectively. Approximately 54% and 60% of our debt obligations were denominated in foreign currency as of March 31, 2007 and December 31, 2006, respectively.
Item 4. Controls and Procedures
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
     Regarding the Delaware actions, a trial was held in October 2006, the court held argument in December 2006, issued a Memorandum Opinion in February 2007, and granted a Final Order on March 15, 2007. Regarding the Section 211 action, the Court ruled in favor of the plaintiffs with regards to calling a Special Meeting of Stockholders. The Perlegoses subsequently made a motion in the Chancery Court for attorneys’ fees and expenses, based on their having prevailed in the Section 211 action. Atmel intends to oppose the motion.
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
     In the Section 225 action, the court found that the plaintiffs had not demonstrated any right to hold any office of Atmel. On April 13, 2007, George Perlegos and Gust Perlegos filed an appeal to the Supreme Court of the State of Delaware with respect to the Section 225 action. On April 27, 2007, Atmel filed a cross-appeal in the Supreme Court of the State of Delaware relating to the Section 225 claims. On May 23, 2007, George Perlegos and Gust Perlegos withdrew their appeal with respect to the Section 225 action. On May 25, 2007, Atmel withdrew its cross-appeal with respect to this action.
     In January 2007, we received a subpoena from the Department of Justice (“DOJ”) requesting information relating to Atmel’s past stock option grants and related accounting matters. In August 2006, the Company received a letter from the SEC making an informal inquiry and request for information on the same subject matters. In August 2006, Atmel received Information Document Requests from the Internal Revenue Service (“IRS”) regarding Atmel’s investigation into misuse of corporate travel funds and investigation into backdating of stock options. We are cooperating fully with the DOJ, SEC and IRS inquiries and intends to continue to do so. These inquiries likely will require us to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against Atmel and the payment of significant fines and penalties by Atmel, which may adversely affect its results of operations and cash flows. We cannot predict how long it will take or how much more time and resources we will have to expend to resolve these government inquiries, nor can we predict the outcome of these inquiries.
     On November 3, 2006, George Perlegos filed an administrative complaint against Atmel with the federal Occupational Safety & Health Administration (“OSHA”) asserting that he was wrongfully terminated by Atmel’s Board of Directors in violation of the Sarbanes-Oxley Act. More specifically, Mr. Perlegos alleged that Atmel terminated him in retaliation for his providing information to Atmel’s Audit Committee regarding suspected wire fraud and mail fraud by Atmel’s former travel manager and its third-party travel agent. Mr. Perlegos sought reinstatement, costs, attorneys’ fees, and damages in an unspecified amount. On December 11, 2006, Atmel responded to the complaint, asserting that Mr. Perlegos’ claims were without merit and that he was terminated, along with three other senior executives, for the misuse of corporate travel funds. By letter dated June 6, 2007, Atmel received notice that Mr. Perlegos had withdrawn his complaint.
     From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. Atmel and the individual defendants have each moved to dismiss the consolidated amended complaint on various grounds. The motions have been argued and taken under submission by the Court. The state derivative cases have been consolidated. In April 2006, a consolidated derivative complaint was filed in the state court action and Atmel moved to stay it. The court granted Atmel’s motion to stay on June 14, 2007. Atmel believes that the filing of the derivative actions was unwarranted and intends to vigorously contest them.
     On March 23, 2007, Atmel filed a complaint in the U.S. District Court for the Northern District of California against George Perlegos and Gust Perlegos. In the lawsuit, Atmel asserts that the Perlegoses are using false and misleading proxy materials in violation of Section 14(a) of the federal securities laws to wage their proxy campaign to replace Atmel’s President and Chief Executive Officer and all of Atmel’s independent directors. Further, Atmel asserts that the Perlegos group, in violation of federal securities laws, has failed to file a Schedule 13D as required, leaving stockholders without the information about the Perlegoses and their plans that is necessary for stockholders to make an informed assessment of the Perlegoses’ proposal. In its complaint, Atmel has asked the Court to require the Perlegoses to comply with their disclosure obligations, and to enjoin them from using false and misleading statements to improperly solicit proxies as well as from voting any Atmel shares acquired during the period the Perlegoses were violating their disclosure obligations under the federal securities laws. On April 11, 2007, George Perlegos and Gust Perlegos filed a counterclaim with respect to such matters in the U.S. District Court for the Northern District of California seeking an injunction (a) prohibiting Atmel from making false and misleading statements and (b) requiring Atmel to publish and publicize corrective statements, and requesting an award of reasonable expenses and costs of this action. Atmel disputes, and intends to vigorously defend, this counterclaim.
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
     In January 2007, Quantum World Corporation filed a patent infringement suit in the United States District Court, Eastern District of Texas, naming Atmel as a co-defendant, along with a number of other electronics manufacturing companies. The plaintiff claims that the asserted patents allegedly cover a true random number generator and that the patents are infringed in the manufacture, use, importation and offer for sale of certain Atmel products. The suit seeks damages for infringement and recovery of attorneys’ fees and costs incurred. In March 2007, Atmel filed a counterclaim for declaratory relief that the patents are neither infringed nor valid. Atmel believes that the filing of this action is without merit and intends to vigorously defend against this action.
     In March 2006, Atmel filed suit against AuthenTec in the United States District Court, Northern District of California, San Jose Division, alleging infringement of U.S. Patent No. 6,289,114, and on November 1, 2006, Atmel filed a First Amended Complaint adding claims for infringement of U.S. Patent No. 6,459,804. In November 2006, AuthenTec answered denying liability and counterclaimed seeking a declaratory judgment of non-infringement and invalidity, its attorneys’ fees and other relief. In May 2007, AuthenTec filed a motion to dismiss for lack of subject matter jurisdiction, which the court denied in June 2007. In April 2007, AuthenTec filed, but has not served, an action against Atmel for declaratory relief in the United States District Court for the Middle District of Florida that the patents asserted against it by Atmel in the action pending in the Northern District of California are neither infringed nor valid, and amended that complaint in May 2007 to add claims for alleged interference with business relationships and abuse of process. Authentec seeks declaratory relief and unspecified damages. On June 25, 2007, the action pending in the Middle District of Florida was transferred to the Northern District of California. Atmel believes that AuthenTec’s claims are without merit and intends to vigorously pursue and defend these actions.
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
     The Audit Committee investigation into our historical stock option practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses. The resulting restatements have had a material adverse effect on our results of operations. We have recorded additional non-cash, stock-based compensation expense of $116 million for the periods from 1993 to 2005 (excluding the impact of related payroll and income taxes). See the “Explanatory Note” immediately preceding Part I and Note 2, “Restatements of Consolidated Financial Statements,” to Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion. In addition, several lawsuits have been filed against us, our current directors and officers and certain of our former directors and officers relating to our historical stock option practices and related accounting. See Part I, Item 1 Legal Proceedings, for a more detailed description of these proceedings. We may become the subject of additional private or government actions regarding these matters in the future. These actions are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.
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
THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS.
     The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The semiconductor industry faced severe business conditions with global semiconductor revenues for the industry declining 32% to $139 billion in 2001, compared to revenues in 2000. The semiconductor industry began to turn around in 2002 with global semiconductor sales increasing modestly by 1% to $141 billion. Global semiconductor sales increased 18% to $166 billion in 2003, 27% to $211 billion in 2004, 8% to $228 billion in 2005, 9% to $248 billion in 2006 and are estimated to increase 2% to $252 billion in 2007.
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
     When we take an order denominated in a foreign currency we may receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. Conversely, when we incur a cost denominated in a foreign currency we may pay more dollars than initially anticipated if that local currency strengthens against the dollar before we pay the costs. In addition to reducing revenues or increasing our costs, this risk can negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, a negative impact on expenses can be partially offset by a positive impact on revenues. Sales denominated in European currencies, and yen as a percentage of net revenues were 23% and 18% for the three months ended March 31, 2007 and 2006, respectively. Operating expenses denominated in foreign currencies as a percentage of total operating expenses, primarily the euro, were 55% and 61% for the three months ended March 31, 2007 and 2006, respectively. We also face the risk that our accounts receivable denominated in foreign currencies could be devalued if such foreign currencies weaken quickly and significantly against the dollar. Conversely, we face the risk that our accounts payable denominated in foreign currencies could increase in value if such foreign currencies strengthen against the dollar.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 26% of our accounts receivable are denominated in foreign currency as of March 31, 2007 and December 31, 2006, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 50% and

48% of our accounts payable were denominated in foreign currency as of March 31, 2007 and December 31, 2006, respectively. Approximately 54% and 60% of our debt obligations were denominated in foreign currency as of March 31, 2007 and December 31, 2006, respectively.

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
     We continue to evaluate the existing restructuring and asset impairment reserves related to previously implemented restructuring plans. As a result, there may be additional restructuring charges or reversals of previously established reserves. However, we may incur additional restructuring and asset impairment charges in connection with any restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results. See Notes 7 and 9 to Notes to Condensed Consolidated Financial Statements for further discussion.
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
     As a consequence of the Audit Committee investigation into our historical stock option practices and resulting restatements of our financial statements, we were not able to file our periodic reports with the SEC on a timely basis and continue to face the possibility of delisting of our stock from the NASDAQ Global Select Market. On June 8, 2007, we filed our Annual Report on Form 10-K for the year ended December 31, 2006, and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006. See the “Explanatory Note” immediately preceding Part I and Note 2, “Restatements of Consolidated Financial Statements,” to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion. With the filing of this Quarterly Report on Form 10-Q we believe that we have returned to full compliance with SEC reporting requirements and NASDAQ listing requirements. However, SEC comments on our Form 10-K and Form 10-Q or other factors could render us unable to maintain our effective listing on the NASDAQ Global Select Market or any other national securities exchange. If this happens, the price of our stock and the ability of our stockholders to trade in our stock would be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to allow our employees to exercise their outstanding options, which could adversely affect our business and results of operations.
     As a result of the delayed filing of our Quarterly Report on Form 10-Q for the quarters ended June 30, 2006, September 30, 2006, and March 31, 2007, as well as our Form 10-K, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until one year from the date the last delinquent filing is made. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.
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
WE MAY BE SUBJECT TO ADVERSE FINDINGS FROM ADDITIONAL AUDIT COMMITTEE INVESTIGATIONS INTO IMPROPER BUSINESS PRACTICES.
     In addition to the investigation into stock option granting practices, the Audit Committee of Atmel’s Board of Directors, with the assistance of independent legal counsel and forensic accountants, conducted independent investigations into (a) certain proposed investments in high yield securities that were being contemplated by our former Chief Executive Officer during the period from 1999 to 2002 and bank transfers related thereto, and (b) alleged payments from certain of our customers to employees at one of our Asian subsidiaries. The Audit Committee has completed its investigations, including its review of the impact on our condensed consolidated financial statements for the three months ended March 31, 2007, and prior periods, and concluded that there was no impact on such consolidated financial statements. However, we can give no assurances that subsequent information will not be discovered that may cause the Audit Committee to reopen such reviews. In addition, government agencies, including local authorities in Asia, may initiate their own review into these and related matters. At this time, we cannot predict the outcome of such reviews, if any. An adverse finding in any of these matters could lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the NASDAQ Global Select Market, and result in additional management time being diverted and additional legal and other costs that could have a material adverse effect on our business, financial condition and results of operations.
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
OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.
     Sales to customers outside the U.S. accounted for 87% and 84% of net revenues in the three months ended March 31, 2007 and 2006, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:
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

     Approximately 87% and 83% of our net revenues in the three months ended March 31, 2007 and 2006, respectively, were denominated in U.S. dollars. Approximately 50% and 52% of net revenues were generated in Asia in the three months ended March 31, 2007 and 2006, respectively.
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
     As of March 31, 2007, our total debt was $146 million compared to $169 million at December 31, 2006. The decrease is primarily a result of the redemption of the zero coupon convertible notes, due 2021. Our long-term debt less current portion to equity ratio was 0.05 and 0.06 at March 31, 2007 and December 31, 2006, respectively. Increases in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.
     Certain of our debt facilities contain terms that subject us to financial and other covenants. We were not in compliance with covenants requiring timely filing of U.S. GAAP financial statements as of March 31, 2007, and, as a result, requested waivers from our lenders to avoid default under these facilities. Waivers were not received from all lenders, and as a result, we reclassified $15 million of non-current liabilities related to assets held for sale to current liabilities related to assets held for sale on our condensed consolidated balance sheet as of March 31, 2007.
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
WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.
     Although in July 2006 we sold our Grenoble, France, subsidiary and in December 2006 we announced our plan to sell the Heilbronn and North Tyneside fabrication facilities, we intend to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. Currently, we expect our total capital expenditures for the next twelve months to be $60 to $80 million. We may seek additional equity or debt financing to fund operations or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.
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
     We adopted SFAS No. 123R effective January 1, 2006, using the modified prospective transition method and our condensed consolidated financial statements as of March 31, 2007 and December 31, 2006 are based on this method. In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123R.
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
     Income from continuing operations in the three months ended March 31, 2007 and 2006 was reduced by stock-based compensation expense of $3 million and $2 million, respectively, calculated in accordance with SFAS No. 123R.

OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY IMPACT OUR CASH POSITION AND OPERATING CAPITAL.
     We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Long-term pension benefits payable totaled $51 million and $53 million at March 31, 2007 and December 31, 2006, respectively. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits to be paid for 2007 is expected to be approximately $1.1 million. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following Exhibits have been filed with, or incorporated by reference into, this Report:
3.1	Amended and Restated Bylaws of Atmel Corporation as of March 23, 2007 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 28, 2007).

10.1	Stock Option Fixed Exercise Date Election Form (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on January 8, 2007).

10.2	Amendment to the Employment Agreement, dated as of March 13, 2007, between the Company and Steven (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 19, 2007).

10.3	Description of Amendment of Certain Option Agreements (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 12, 2007).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION
(Registrant)
June 27, 2007	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer (Principal Executive Officer)

June 27, 2007	/s/ ROBERT AVERY
Robert Avery
Vice President Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
3.1	Amended and Restated Bylaws of Atmel Corporation as of March 23, 2007 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 28, 2007).

10.1	Stock Option Fixed Exercise Date Election Form (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on January 8, 2007).

10.2	Amendment to the Employment Agreement, dated as of March 13, 2007, between the Company and Steven Laub (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 19, 2007).

10.3	Description of Amendment of Certain Option Agreements (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 12, 2007).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.