Form 10-Q
period 2007-06-30
ATMEL CORP
filed 2007-08-09
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 0-19032
ATMEL CORPORATION
(Registrant)

Delaware	77-0051991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2325 Orchard Parkway
San Jose, California 95131
(Address of principal executive offices, including zip code)
(408) 441-0311
(Registrant’s telephone number, including area code)
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
Yes ☐      No ☑
On July 31, 2007, the Registrant had 491,191,936 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 2007

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in thousands, except par value)	2007	2006
ASSETS

Current assets
Cash and cash equivalents	$417,809	$410,480
Short-term investments	58,279	56,264
Accounts receivable, net of allowance for doubtful accounts of $3,417 and $3,605, respectively	224,656	227,031
Inventories	361,646	339,799
Other current assets	80,788	118,965

Total current assets	1,143,178	1,152,539
Fixed assets, net	495,408	514,349
Non-current assets held for sale	90,774	123,797
Intangible and other assets, net	23,691	27,854

Total assets	$1,753,051	$1,818,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$68,258	$108,651
Trade accounts payable	131,641	145,079
Accrued and other liabilities	186,188	231,237
Liabilities related to assets held for sale	60,659	63,553
Deferred income on shipments to distributors	17,601	18,856

Total current liabilities	464,347	567,376
Long-term debt less current portion	57,451	60,333
Other long-term liabilities	223,475	236,936

Total liabilities	745,273	864,645

Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 489,064 at June 30, 2007 and 488,844 at December 31, 2006	489	489
Additional paid-in capital	1,425,173	1,418,004
Accumulated other comprehensive income	124,334	107,237
Accumulated deficit	(542,218)	(571,836)

Total stockholders’ equity	1,007,778	953,894

Total liabilities and stockholders’ equity	$1,753,051	$1,818,539

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net revenues	$404,247	$429,488	$795,560	$830,272

Operating expenses
Cost of revenues	262,605	290,459	513,981	564,861
Research and development	69,266	74,560	136,565	142,711
Selling, general and administrative	67,881	54,266	125,940	99,677
Restructuring and other charges (credits)	(2,640)	—	(858)	151

Total operating expenses	397,112	419,285	775,628	807,400

Income from operations	7,135	10,203	19,932	22,872
Interest and other income (expenses), net	610	(644)	1,589	(7,263)

Income from continuing operations before income taxes	7,745	9,559	21,521	15,609
Benefit from (provision for) income taxes	(7,067)	(6,708)	8,097	(13,912)

Income from continuing operations	678	2,851	29,618	1,697
Income from discontinued operations, net of income taxes	—	5,428	—	11,290

Net income	$678	$8,279	$29,618	$12,987

Basic income per share:
Income from continuing operations	$0.00	$0.01	$0.06	$0.00
Income from discontinued operations, net of income taxes	—	0.01	—	0.03

Net income	$0.00	$0.02	$0.06	$0.03

Weighted-average shares used in basic income per share calculations	488,916	486,928	488,879	486,252

Diluted income per share:
Income from continuing operations	$0.00	$0.01	$0.06	$0.00
Income from discontinued operations, net of income taxes	—	0.01	—	0.03

Net income	$0.00	$0.02	$0.06	$0.03

Weighted-average shares used in diluted income per share calculations	494,244	493,045	494,285	491,981

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
(in thousands)	2007	2006
Cash flows from operating activities
Net income	$29,618	$12,987
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	63,568	118,984
Gain on sale of fixed assets	(1,343)	(2,571)
Other non-cash losses	2,288	2,684
Provision for doubtful accounts receivable	182	93
Accrued interest on zero coupon convertible debt	—	2,819
Accrued interest on other long-term debt	416	974
Stock-based compensation	6,613	5,060
Changes in operating assets and liabilities Accounts receivable	2,225	(30,494)
Inventories	(20,919)	197
Current and other assets	37,739	25,272
Trade accounts payable	1,899	20,643
Accrued and other liabilities	(60,296)	10,111
Deferred income on shipments to distributors	(1,255)	3,876

Net cash provided by operating activities	60,735	170,635

Cash flows from investing activities
Acquisitions of fixed assets	(44,694)	(35,512)
Proceeds from the sale of fixed assets	70	3,795
Proceeds from sale of manufacturing facilities, net of selling costs	34,714	—
Proceeds from the sale of interest in privately-held companies	—	1,799
Acquisitions of intangible assets	—	(209)
Purchases of short-term investments	(7,350)	(8,553)
Sales or maturities of short-term investments	5,484	2,954

Net cash used in investing activities	(11,776)	(35,726)

Cash flows from financing activities
Principal payments on capital leases and other debt	(47,220)	(73,020)
Proceeds from equipment financing and other debt	—	25,000
Repurchase of convertible notes	—	(145,515)
Proceeds from issuance of common stock	—	7,389

Net cash used in financing activities	(47,220)	(186,146)

Effect of exchange rate changes on cash and cash equivalents	5,590	6,209

Net increase (decrease) in cash and cash equivalents	7,329	(45,028)

Cash and cash equivalents at beginning of period	410,480	300,323

Cash and cash equivalents at end of period	$417,809	$255,295

Supplemental cash flow disclosures:
Interest paid	$4,309	$7,340
Income taxes paid, net	7,698	3,521
Decreases in accounts payable related to fixed asset purchases	(13,242)	(953)
Fixed assets acquired under capital leases	—	3,243
Proceeds from the sale of fixed assets included in other current assets	1,430	—
The accompanying notes are an integral part of these Condensed Consolidated Financial statements.

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data and percentages)
(Unaudited)
Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or “Atmel”) and its subsidiaries as of June 30, 2007 and the results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. All intercompany balances have been eliminated. Because all of the disclosures required by U.S. generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006. The December 31, 2006 year-end condensed balance sheet data was derived from the audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.
     In the third quarter of 2006, the Company completed the divestiture of its Grenoble, France, subsidiary. Results from the Grenoble subsidiary are excluded from the amounts from continuing operations for the three and six months ended June 30, 2006 disclosed herein, and have been classified as Results from Discontinued Operations. See Note 7 for further discussion.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include reserves for inventory, sales return reserves, restructuring charges, stock-based compensation expense, allowances for doubtful accounts receivable, warranty reserves, estimates for useful lives associated with long-lived assets, asset impairments, certain accrued liabilities and income taxes and tax valuation allowances. Actual results could differ from those estimates.
Reclassifications
     Certain prior-year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current presentation. The Company reclassified debt and capital lease obligations totaling $70,340 from “liabilities related assets held for sale” to “current portion of long-term debt” and $313 from “non-current liabilities related to assets held for sale” to “long-term debt less current portion” at December 31, 2006. This reclassification did not have an effect on the prior period’s current liabilities, long-term liabilities, stockholders’ equity, net loss or cash flow from operations. See Note 8 for further discussion of assets held for sale.
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

	June 30,	December 31,
(in thousands)	2007	2006
Raw materials and purchased parts	$19,232	$13,434
Work-in-process	258,804	245,760
Finished goods	83,610	80,605

	$361,646	$339,799

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2007	2006	2007	2006
Cost of revenues	$149	$1,958	$446	$3,775
Research and development expenses	3,876	1,052	9,343	4,814

Total	$4,025	$3,010	$9,789	$8,589

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
     Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 included a combination of awards granted prior to January 1, 2006 and awards granted subsequent to January 1, 2006. For stock-based awards granted prior to January 1, 2006, the Company attributes the value of stock-based compensation, determined under SFAS No. 123R, to expense using the accelerated multiple-option approach. Compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the three and six months ended June 30, 2007 and 2006 includes the impact of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to 2006, the Company accounted for forfeitures as they occurred. The adoption of SFAS No. 123R requires the Company to reflect the net cumulative impact of estimating forfeitures in the determination of period expense by reversing the previously recognized cumulative compensation expense related to those forfeitures, rather than recording forfeitures when they occur as previously permitted. The Company did not record this cumulative impact upon adoption, as the amount was insignificant. Stock options granted in periods prior to 2006 were measured based on SFAS No. 123 requirements, whereas stock options granted subsequent to January 1, 2006 were measured based on SFAS No. 123R requirements. See Note 9 for further discussion.

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
Note 2 SHORT-TERM INVESTMENTS
     Short-term investments at June 30, 2007 and December 31, 2006 primarily comprise U.S. and foreign corporate debt securities, U.S. Government and municipal agency debt securities, commercial paper, and guaranteed variable annuities.
     All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not determined to be other than temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income. Realized gains or losses are recorded based on the specific identification method. During the three and six months ended June 30, 2007 and 2006, the Company’s realized gains or losses on short-term investments were not material. The carrying amount of the Company’s investments is shown in the table below:

	June 30, 2007		December 31, 2006
(in thousands)	Book Value	Market Value	Book Value	Market Value
U.S. Government debt securities	$1,356	$1,352	$1,400	$1,396
State and municipal debt securities	3,450	3,450	3,450	3,450
Corporate equity securities	87	1,031	87	892
Corporate debt securities and other obligations	51,275	52,446	49,170	50,526

	$56,168	$58,279	$54,107	$56,264
Unrealized gains	2,135	—	2,176	—
Unrealized losses	(24)	—	(19)	—

Net unrealized gains	2,111	—	2,157	—

Total	$58,279	$58,279	$56,264	$56,264

     The Company considers the unrealized losses in the table above not to be “other than temporary” due primarily to their nature, quality and short-term holding.

     Contractual maturities (at book value) of available-for-sale debt securities as of June 30, 2007, were as follows:

Due within one year	$12,231
Due in 1-5 years	5,822
Due in 5-10 years	—
Due after 10 years	38,115

Total	$56,168

     Atmel has classified all investments with maturity dates of 90 days or more as short-term since it has the ability to redeem them within the year.
Note 3 INTANGIBLE ASSETS
     Intangible assets as of June 30, 2007, consisted of the following:

	Gross	Accumulated	Net
(in thousands)	Assets	Amortization	Assets
Core/licensed technology	$89,722	$(86,199)	$3,523
Non-compete agreement	306	(306)	—
Patents	1,377	(1,377)	—

Total Intangible Assets	$91,405	$(87,882)	$3,523

     Intangible assets as of December 31, 2006, consisted of the following:

	Gross	Accumulated	Net
(in thousands)	Assets	Amortization	Assets
Core/licensed technology	$89,581	$(83,557)	$6,024
Non-compete agreement	306	(306)	—
Patents	1,377	(1,377)	—

Total Intangible Assets	$91,264	$(85,240)	$6,024

     Amortization expense for intangible assets for the three months ended June 30, 2007 and 2006 totaled $1,408 and $1,587, respectively, and amortization expense for the six months ended June 30, 2007 and 2006 totaled $2,601 and $3,166, respectively.
     The following table presents the estimated future amortization of the intangible assets:

Years Ending December 31:
(in thousands)
2007 (July 1 through December 31)	$2,168
2008	1,100
2009	175
2010	72
2011	8

Total future amortization	$3,523

Note 4 BORROWING ARRANGEMENTS
     Information with respect to Atmel’s debt and capital lease obligations as of June 30, 2007 and December 31, 2006 is shown in the following table:

	June 30,	December 31,
(in thousands)	2007	2006
Various interest-bearing notes	$54,084	$80,550
Bank lines of credit	25,000	25,000
Capital lease obligations	46,625	63,434

Total	$125,709	$168,984
Less: current portion of long-term debt	(68,258)	(108,651)

Long-term debt and capital lease obligations due after one year	$57,451	$60,333

     Maturities of debt and capital lease obligations are as follows:

Years Ending December 31:
(in thousands)
2007 (July 1 through December 31)	$55,711
2008	54,914
2009	12,235
2010	5,830
2011	4,720
Thereafter	3,222

136,632
Less: amount representing interest	(10,923)

Total	$125,709

     Certain of the Company’s debt facilities contain terms that subject the Company to financial and other covenants. The Company was in compliance with its covenants as of June 30, 2007. The Company was not in compliance with covenants requiring timely filing of U.S. GAAP financial statements as of December 31, 2006, and, as a result, the Company requested waivers from its lenders to avoid default under these facilities. Waivers were not received from all lenders, and as a result, the Company had previously classified $22,544 of non-current liabilities as current liabilities on the condensed consolidated balance sheet as of December 31, 2006. These liabilities are classified as non-current liabilities as of June 30, 2007.
     On June 30, 2006, the Company entered into a 3-year term loan agreement for $25,000 with a European bank to finance equipment purchases. The interest rate on this loan is based on the London Interbank Offered Rate (“LIBOR”) plus 2.5%. Principal repayments are to be made in equal quarterly installments beginning September 30, 2006. The loan is collateralized by the financed assets and is subject to certain cross-default provisions. As of June 30, 2007, the outstanding balance on the term loan was $16,667 and was classified as an interest bearing note in the summary debt table above.
     On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165,000 with certain European lenders. This facility is secured by the Company’s non-U.S. trade receivables. At June 30, 2007, the amount available under this facility was $116,849, based on eligible non-U.S. trade receivables. Borrowings under the facility bear interest at LIBOR plus 2% per annum, while the undrawn portion is subject to a commitment fee of 0.375% per annum. The terms of the facility subject the Company to certain financial and other covenants and cross-default provisions. As of June 30, 2007, there were no amounts outstanding under this facility. Commitment fees and amortization of up-front fees paid related to the Facility for the three and six months ended June 30, 2007 totaled $324 and $726, respectively, and for the three and six months ended June 30, 2006 totaled $350 and $404, respectively, and are included in interest and other expenses, net, in the condensed consolidated statements of operations.
     In September 2005, the Company obtained a $15,000 term loan with a domestic bank. This term loan matures in September 2008. The interest rate on this term loan is LIBOR plus 2.25%. In December 2004, the Company had obtained a term loan with the same domestic bank in the amount of $20,000. Concurrent to this, the Company established a $25,000 revolving line of credit with this domestic bank, which has been extended until September 2008. The term loan matures in December 2007. The interest rate on the revolving line of credit is determined by the Company and must be either the domestic bank’s prime rate or LIBOR plus 2%. The interest rate on the term loan is 90-day euro Interbank Offered Rate (“EURIBOR”) plus 2.0%. All U.S. domestic account receivable balances secure amounts borrowed. The revolving line of credit and both term loans require the Company to meet certain financial ratios and to comply with other covenants on a periodic basis. As of June 30, 2007, the full $25,000 of the revolving line of credit was outstanding and $9,672 of the term loans was outstanding and was classified as an interest bearing note in the summary debt table above.
     In June 2005, the Company entered into a euro 43,156 ($52,237) term loan agreement with a domestic bank. The interest rate is fixed at 4.10%. The Company has pledged certain manufacturing equipment as collateral. The loan is required to be repaid in equal installments of euro 3,841($4,649) per calendar quarter commencing on September 30, 2005, with the final payment due on June 28, 2008. As of June 30, 2007, the outstanding balance on the loan was $20,406 and was classified as an interest-bearing note in the summary debt table above.
     In February 2005, the Company entered into an equipment financing arrangement in the amount of euro 40,685 ($54,005) which is repayable in quarterly installments over three years. The stated interest rate is EURIBOR plus 2.25%. This equipment financing is collateralized by the financed assets. As of June 30, 2007, the balance outstanding under the arrangement was $14,550 and was classified as a capital lease.
     In September 2004, the Company entered into a euro 32,421 ($40,274) loan agreement with a European bank. The loan is to be repaid in equal principal installments of euro 970 ($1,205) per month plus interest on the unpaid balance, with the final payment due on October 1, 2007. The interest rate is fixed at 4.85%. The Company has pledged certain manufacturing equipment as collateral. This note requires Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis. As of June 30, 2007, the outstanding balance on the loan was $5,231 and was classified in current liabilities as an interest-bearing note in the summary debt table above.
     The Company’s remaining $34,183 in outstanding debt obligations as of June 30, 2007 are comprised of $32,075 in capital leases and $2,108 in an interest bearing note. Included within the outstanding debt obligations are $88,163 of variable-rate debt obligations where the interest rates are based on either the LIBOR plus a spread ranging from 2.0% to 2.5% or the short-term EURIBOR plus a spread ranging from 0.9% to 2.25%. Approximately $91,525 of the Company’s total debt obligations have cross default provisions.
Note 5 PENSION PLANS
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
     Pension Plans consist of two types of plans. The first plan type provides for termination benefits paid to employees only at retirement, and consists of approximately one to five months of salary. This structure covers the Company’s French employees. The second plan type provides for defined benefit payouts for the remaining employee’s post-retirement life, and covers the Company’s German employees.

     The aggregate net pension expense relating to the two plan types for the three and six months ended June 30, 2007 and 2006, are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2007	2006	2007	2006
Service costs-benefits earned during the period	$504	$795	$1,295	$1,521
Interest cost on projected benefit obligation	525	629	1,211	1,204
Amortization of actuarial loss	140	150	183	284

Net pension cost	$1,169	$1,574	$2,689	$3,009

Distribution of pension costs
Continuing operations	$1,169	$1,438	$2,689	$2,738
Discontinued operations	—	136	—	271

Net pension cost	$1,169	$1,574	$2,689	$3,009

     Amounts for the three and six months ended June 30, 2006 have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary in July 2006. Results from the Grenoble subsidiary were classified within Results from Discontinued Operations for the three and six months ended June 30, 2006. See Note 7 for further discussion.
     The Company expects to make $1,130 in benefit payments in 2007. As of June 30, 2007, the Company had paid approximately $317.
     The Company’s pension liability represents the present value of estimated future benefits to be paid. With respect to the Company’s unfunded plans in Europe, during 2007, an increase in the discount rate assumption and an increase in inflation rate assumptions and an adjustment for retirement age used to calculate the present value of the pension obligation resulted in a decrease in the pension liability of $4,355. This resulted in a benefit net of tax, of $2,871, which was credited to accumulated other comprehensive income in stockholders’ equity in the condensed consolidated balance sheet during the six months ended June 30, 2007, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”
Note 6 RESTRUCTURING AND OTHER CHARGES (CREDITS) AND LOSS ON SALE
     The following table summarizes the activity related to the accrual for restructuring and other charges and loss on sale detailed by event for the three and six months ended June 30, 2007.

	January 1,			Currency	March 31,			Currency	June 30,
	2007			Translation	2007	Charges/		Translation	2007
(in thousands)	Accrual	Charges	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual
Third quarter of 2002
Termination of contract with supplier	$8,896	$—	$(249)	$—	$8,647	$(3,071)	$(3,984)	$—	$1,592
Fourth quarter of 2005
Nantes fabrication facility sale	115	—	—	—	115	(27)	—	—	88
Fourth quarter of 2006
Employee termination costs	7,490	1,782	(1,743)	41	7,570	458	(3,899)	111	4,240
Grant contract termination costs	30,034	—	—	206	30,240	—	—	581	30,821

Total 2007 activity	$46,535	$1,782	$(1,992)	$247	$46,572	$(2,640)	$(7,883)	$692	$36,741

	January 1,			March 31,			June 30,
	2006			2006			2006
(in thousands)	Accrual	Charges	Payments	Accrual	Charges	Payments	Accrual
Third quarter of 2002
Termination of contract with supplier	$9,833	$—	$(217)	$9,616	$—	$(251)	$9,365
Third quarter of 2005
Employee termination costs	1,246	—	(497)	749	—	(672)	77
Fourth quarter of 2005
Nantes fabrication facility sale	1,310	—	(873)	437	—	(204)	233
Employee termination costs	1,223	—	(704)	519	—	(492)	27
First quarter of 2006
Employee termination costs	—	151	(5)	146	—	(65)	81

Total 2006 activity	$13,612	$151	$(2,296)	$11,467	$—	$(1,684)	$9,783

2007 Restructuring Charges
     During the three and six months ended June 30, 2007, the Company continued to implement the restructuring initiative announced prior to 2007 and recorded a net restructuring credit of $2,640 and $858, respectively, consisting of the following:
•	Charges of $717 and $2,002 for the three and six months ended June 30, 2007, respectively, related to one-time minimum statutory termination benefits recorded in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS No. 112).

•	Charges of $639 and $1,136 for the three and six months ended June 30, 2007, respectively, related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities” (“SFAS No. 146”).

•	A credit of $898 in the three months ended June 30, 2007 related to changes in estimates of termination benefits originally recorded in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS No. 112”).

•	A credit of $3,071 in the three months ended June 30, 2007 related to the settlement of a long-term gas supply contract originally recorded in the third quarter of 2002. On May 1, 2007, in connection with the sale of the Irving, Texas facility, the Company paid $5,600 to terminate this contract, of which $1,700 was reimbursed by the buyer of the facility. The Company paid $84 in monthly payment in the three months ended June 30, 2007.
2006 Restructuring Activities
     In the first quarter of 2006, the Company incurred $151 in restructuring charges primarily comprised of severance and one-time termination benefits.
     In the three and six months ended June 30, 2007, the Company paid $3,899 and $5,642 related to employee termination costs, respectively. In the three and six months ended June 30, 2006, the Company paid $1,229 and $2,435 related to employee termination costs, respectively.

Other Charges
     In the fourth quarter of 2006, the Company announced its intention to close its design facility in Greece and its intention to sell its facility in North Tyneside, United Kingdom. The Company recorded a charge of $30,034 in the fourth quarter of 2006 associated with the expected repayment of subsidy grants previously received and recognized related to grant agreements with government agencies at these locations.
Note 7 DISCONTINUED OPERATIONS
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
     Included in other currents assets on the condensed consolidated balance sheet as of June 30, 2007, is an outstanding receivable balance due from e2v of $1,984 related to payments advanced to e2v to be collected from customers of e2v by Atmel. The transitioning of the collection of trade receivables on behalf of e2v is expected to be completed in 2007.
     The following table summarizes results from Discontinued Operations for the periods indicated included in the condensed consolidated statement of operations:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2006	June 30, 2006
Net revenues	$33,287	$69,287
Operating costs and expenses	25,896	50,262

Income from discontinued operations, before income taxes	7,391	19,025
Less: provision for income taxes	(1,963)	(7,735)

Income from discontinued operations, net of income taxes	$5,428	$11,290

Income from discontinued operations, net of income taxes, per share:
Basic	$0.01	$0.03

Diluted	$0.01	$0.03

Weighted-average shares used in basic net income per share calculations	486,928	486,252

Weighted-average shares used in diluted net income per share calculations	493,045	491,981

Note 8 ASSETS HELD FOR SALE AND IMPAIRMENT CHARGES
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
     The Company classified the assets and liabilities of the North Tyneside, United Kingdom, facility and the assets of the Irving, Texas, facility as held for sale during the quarter ended December 31, 2006. Following the sale of the North Tyneside facility, the Company expects to incur significant continuing cash flows with the disposed entity due to a supply agreement with potential buyers and, as a result, does not expect to meet the criteria to classify the results of operations as well as assets and liabilities as discontinued operations. The Irving facility does not qualify as discontinued operations as it is an idle facility and does not constitute a component of an entity in accordance with SFAS No. 144.
     The following table details the items which are reflected as assets and liabilities held for sale in the condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006:
Held for Sale at June 30, 2007

North
(in thousands)	Tyneside
Non-current assets
Fixed assets, net	$90,204
Intangible and other assets	570

Total non-current assets held for sale	$90,774

Current liabilities
Trade accounts payable	$12,325
Accrued liabilities and other	48,334

Total current liabilities related to assets held for sale	$60,659

Held for Sale at December 31, 2006

	North
(in thousands)	Tyneside	Irving	Total
Non-current assets
Fixed assets, net	$87,941	$35,040	$122,981
Intangible and other assets	816	—	816

Total non-current assets held for sale	$88,757	$35,040	$123,797

Current liabilities
Trade accounts payable	$17,329	$—	$17,329
Accrued liabilities and other	46,224	—	46,224

Total current liabilities related to assets held for sale	$63,553	$—	$63,553

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
     On May 1, 2007, the Company sold its Irving, Texas, wafer fabrication facility for approximately $36,500 in cash ($34,714, net of selling costs). The sale of the facility includes approximately 39 acres of land, the fabrication facility building, and related offices, and remaining equipment. An additional 17 acres was retained by the Company. No significant gain or loss was recorded upon the sale of the facility.
North Tyneside, United Kingdom, and Heilbronn, Germany, Facilities
     In December 2006, the Company announced its decision to sell its wafer fabrication facilities in North Tyneside, United Kingdom, and Heilbronn, Germany. It is expected these actions will increase manufacturing efficiencies by better utilizing remaining wafer fabrication facilities, while reducing future capital expenditure requirements. The Company has classified assets of the North Tyneside site with a net book value of $90,774 and $88,757 (excluding cash and inventory which will not be included in any sale of the facility) as assets held-for-sale on the condensed consolidated balance sheet as of June 30, 2007 and December 31, 2006, respectively. Following the announcement of intention to sell the facility in the fourth quarter of 2006, the Company assessed the fair market value of the facility compared to the carrying value recorded, including use of an independent appraisal, among other factors. The fair value was determined using a market-based valuation technique and estimated future cash flows. The Company recorded a net impairment charge of $72,277 in the quarter ended December 31, 2006 related to the write-down of long lived assets to their estimated fair values, less costs to dispose of the assets. The charge included an asset write-down of $170,002 for equipment, land and buildings, offset by related currency translation adjustment associated with the assets, of $97,725, as the Company intends to sell its United Kingdom subsidiary, which contains the facility, and hence the currency translation adjustment related to the assets is included in the impairment calculation.
     The Company acquired the North Tyneside, United Kingdom, facility in September 2000, including an interest in 100 acres of land and the fabrication facility of approximately 750,000 square feet, for approximately $100,000. The Company will have the right to acquire title to the land in 2016 for a nominal amount. The Company sold 40 acres in 2002 for $13,900. The Company subsequently purchased additional manufacturing equipment and then recorded an asset impairment charge of $317,927 in the second quarter of 2002 to write-down the carrying value of equipment in the fabrication facilities in North Tyneside, United Kingdom, to its estimated fair value. The estimate of fair value was made by management based on a number of factors, including an independent appraisal.
     The Heilbronn, Germany, facility did not meet the criteria for classification as held-for-sale as of June 30, 2007 or December 31, 2006, due to uncertainties relating to the likelihood of completing the sale within the next twelve months. After an assessment of expected future cash flows generated by the Heilbronn, Germany facility, the Company concluded that no impairment exists.
Note 9 STOCK-BASED COMPENSATION
Option and Employee Stock Purchase Plans
     Atmel has two stock option plans — the 1986 Stock Plan and the 2005 Stock Plan (an amendment and restatement of the 1996 Stock Plan). The 1986 Stock Plan expired in April 1996. The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of June 30, 2007, of the 56,000 shares authorized for issuance under the 2005 Stock Plan, 12,746 shares of common stock remain available for grant. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly or grant options to purchase common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

     Activity under Atmel’s 1986 Stock Plan and 2005 Stock Plan is set forth below:

			Outstanding Options		Weighted-
			Exercise	Aggregate	Average
	Available	Number of	Price	Exercise	Exercise Price
(in thousands, except per share data)	for Grant	Options	per Share	Price	per Share
Balances, December 31, 2006	13,300	31,320	$1.68-$24.44	181,480	$5.79
Options granted	(608)	608	5.20-6.05	3,632	5.97
Options forfeited	221	(221)	1.98-19.81	(1,111)	5.03
Options exercised	—	—		—

Balances, March 31, 2007	12,913	31,707	$1.68-$24.44	184,001	5.80
Options granted	(470)	470	$5.17-$5.67	2,639	5.62
Options forfeited	303	(304)	$1.98-$18.13	(2,164)	6.34
Options exercised	—	(224)	$1.68-$5.75	(616)	2.75

Balances, June 30, 2007	12,746	31,649	$1.68-$24.44	183,860	$5.81

     The aggregate intrinsic value of stock options exercised was $655 in the three and six months ended June 30, 2007.
     In the three and six months ended June 30, 2007, 672,664 and 811,200 options granted, respectively, were modified. Stock-based compensation related to the modification was not material for both the three and six months ended June 30, 2007.
     The following table summarizes the stock options outstanding at June 30, 2007:

Options Outstanding					Options Exercisable
(in thousands, except per share data)
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Term (years)	Price	Value	Exercisable	Term (years)	Price	Value
$ 1.68-2.06	2,599	1.95	$1.98	$9,304	2,442	1.56	$1.98	$8,742
2.11-2.13	3,397	5.53	2.11	11,720	2,456	5.46	2.11	8,473
2.26-3.29	3,581	7.64	3.09	8,845	1,549	7.51	3.05	3,888
3.33-5.55	4,439	7.64	4.70	3,818	1,450	4.97	4.37	1,726
5.61-5.73	2,768	9.29	5.71	—	251	9.09	5.71	—
5.75-6.12	4,670	6.34	5.81	—	2,965	5.60	5.79	—
6.22-7.69	5,104	8.33	6.51	—	1,597	5.99	6.97	—
7.76-24.44	5,091	3.17	12.46	—	5,092	3.17	12.47	—

$1.68-24.44	31,649	6.29	$5.81	$33,687	17,802	4.53	$6.42	$22,829

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Risk-free interest rate	5.02%	4.98%	4.75%	4.95%
Expected life (years)	5.98	6.05	5.98	6.04
Expected volatility	61%	70%	63%	71%
Expected dividend yield	—	—	—	—

     The Company’s weighted-average assumptions during the three and six months ended June 30, 2007 and 2006 were determined in accordance with SFAS No. 123R and are further discussed below.
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
     The weighted-average estimated fair values of options granted in the three months ended June 30, 2007 and 2006 were $3.42 and $3.28, respectively. The weighted-average estimated fair values of options granted in the six months ended June 30, 2007 and 2006 were $3.60 and $3.18, respectively.
     The adoption of SFAS No. 123R did not impact the Company’s methodology to estimate the fair value of share-based payment awards under the Company’s ESPP. The fair value of each purchase under the ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. There were no ESPP offering periods that began in the three and six months ended June 30, 2007 or 2006.
     The components of the Company’s stock-based compensation expense, net of amounts capitalized in inventory, for the three and six months ended June 30, 2007 and 2006 are summarized below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2007	2006	2007	2006
Employee stock options	$3,279	$2,457	$6,554	$4,983
Employee stock purchase plan	—	—	—	302
Non-employee stock option modifications	—	92	—	120
Amounts liquidated from (capitalized in) inventory	24	93	59	(345)

	$3,303	$2,642	$6,613	$5,060

     SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation expense incurred during the three and six months ended June 30, 2007 or 2006, as the Company believes it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

     The following table summarizes the distribution of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123R for the three and six months ended June 30, 2007 and 2006, which was recorded as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2007	2006	2007	2006
Cost of revenues	$475	$663	$1,001	$950
Research and development	709	566	1,489	1,277
Selling, general and administrative	2,119	1,413	4,123	2,833

Total stock-based compensation expense, before income taxes	3,303	2,642	6,613	5,060
Tax benefit	—	—	—	—

Total stock-based compensation expense, net of income taxes	$3,303	$2,642	$6,613	$5,060

     Non-employee stock-based compensation expense (based on fair value) included in net income for the three and six months ended June 30, 2006 was $92 and $120, respectively. Non-employee stock-based compensation expense for the three and six months ended June 30, 2007 was not material.
     As of June 30, 2007, total unearned compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $31,739, excluding forfeitures, and is expected to be recognized over the next 1.7 years calculated on a weighted average basis.
Employee Stock Purchase Plan
     Under the 1991 Employee Stock Purchase Plan (“ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation. There were no purchases under the ESPP for the three and six months ended June 30, 2007 and the three months ended June 30, 2006. Purchases under the ESPP were 2,072 shares of common stock during the six months ended June 30, 2006 at a price of $1.84 per share. Of the 42,000 shares authorized for issuance under this plan, 9,320 shares were available for issuance at June 30, 2007.
Note 10 ACCUMULATED OTHER COMPREHENSIVE INCOME
     Comprehensive income (loss) is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income for Atmel arises from foreign currency translation adjustments, pension liability adjustments and unrealized gains (losses) on investments.
     The components of accumulated other comprehensive income at June 30, 2007 and December 31, 2006, net of tax are as follows:

	June 30,	December 31,
(in thousands)	2007	2006
Foreign currency translation	$125,039	$110,766
Acturial losses related to defined benefit pension plan	(2,816)	(5,686)
Net unrealized gains on investments	2,111	2,157

Total accumulated other comprehensive income	$124,334	$107,237

     The components of comprehensive income for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2007	2006	2007	2006
Net income	$678	$8,279	$29,618	$12,987

Other comprehensive income:
Foreign currency translation adjustments	10,206	36,614	14,273	56,001
Changes in acturial losses related to defined benefit pension plan	1,281	1,977	2,870	3,381
Unrealized gains (losses) on investments	(53)	50	(46)	1,129

Other comprehensive income	11,434	38,641	17,097	60,511

Total comprehensive income	$12,112	$46,920	$46,715	$73,498

Note 11 NET INCOME PER SHARE
     Basic net income per share is calculated by using the weighted-average number of common shares outstanding during that period. Diluted net income per share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options for all periods. No dilutive potential common shares were included in the computation of any diluted per share amount when a loss from continuing operations was reported by the Company. The Company utilizes income or loss from continuing operations as the “control number” in determining whether potential common shares are dilutive or anti-dilutive.
     A reconciliation of the numerator and denominator of basic and diluted net income per share for both continuing and discontinued operations is provided as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2007	2006	2007	2006
Income from continuing operations	$678	$2,851	$29,618	$1,697
Income from discontinued operations, net of income taxes	—	5,428	—	11,290

Net income	$678	$8,279	$29,618	$12,987

Weighted-average common shares — basic	488,916	486,928	488,879	486,252
Incremental common shares attributable to exercise of outstanding options	5,328	6,117	5,406	5,729

Weighted-average common shares — diluted	494,244	493,045	494,285	491,981

Earnings per share:
Basic
Income from continuing operations	$0.00	$0.01	$0.06	$0.00
Discontinued operations	—	0.01	—	0.03

Net income per share — basic	$0.00	$0.02	$0.06	$0.03

Diluted
Income from continuing operations	$0.00	$0.01	$0.06	$0.00
Discontinued operations	—	0.01	—	0.03

Net income per share — diluted	$0.00	$0.02	$0.06	$0.03

     The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income per share, as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2007	2006	2007	2006
Employee stock options outstanding	31,821	28,861	31,814	28,861
Incremental common shares attributable to exercise of outstanding options	(5,328)	(6,117)	(5,406)	(5,729)

Employee stock options excluded from per share calculation	26,493	22,744	26,408	23,132

Common stock equivalent shares associated with:
Convertible notes due 2018	—	17	—	17
Convertible notes due 2021	—	1,941	—	2,620

Total weighted-average potential shares excluded from per share calculation	26,493	24,702	26,408	25,769

     The calculation of dilutive or potentially dilutive common shares related to the Company’s convertible securities considers the conversion features associated with these securities. Conversion features were considered, as at the option of the holders, the 2018 and 2021 convertible notes are convertible at any time, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount and 22.983 shares per $1 (one thousand dollars) principal amount, respectively. In this scenario, the “if converted” calculations are based upon the average outstanding convertible note balance for the three and six months ended June 30, 2006 and the respective conversion ratios. These convertible notes were redeemed in full in 2006.
Note 12 INTEREST AND OTHER INCOME (EXPENSES), NET
     Interest and other income (expenses), net, is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2007	2006	2007	2006
Interest and other income	$5,520	$3,065	$10,416	$8,247
Interest expense	(3,054)	(5,777)	(6,543)	(11,975)
Foreign exchange transaction gains (losses)	(1,856)	2,068	(2,284)	(3,535)

Total	$610	$(644)	$1,589	$(7,263)

     For the three and six months ended June 30, 2006, interest and other income (expenses), net related to the Company’s Grenoble, France, subsidiary and included in Discontinued Operations totaled $234 and $478, respectively (see Note 7 for further discussion).
Note 13 INCOME TAXES
     For the three and six months ended June 30, 2007, the Company recorded an income tax expense of $7,067 and an income tax benefit of $8,097, respectively, compared to an income tax expense of $6,708 and $13,912 for the three and six months ended June 30, 2006.
     The provision for (benefit from) income taxes for these periods was determined using the annual effective tax rate method for Atmel entities that are profitable. Entities that had operating losses with no tax benefit were excluded. As a result, excluding the impact of discrete tax events during the quarter, the provision for income taxes was at a higher consolidated effective rate than would have resulted if all entities were profitable or if losses produced tax benefits.
     During the quarter ended March 31, 2007, the Company recognized a tax benefit of $19,549 resulting from the refund of French research tax credits for years 1999 through 2002, which was received during the quarter. In addition, in the three months ended March 31, 2007, the Hong Kong tax authorities completed a review of the Company’s tax returns for the years 2001 through 2004, which resulted in no adjustments. As a result, during the quarter ended March 31, 2007, the Company recognized a tax benefit relating to a tax refund of $1,500 received in prior years that had been previously accrued as a tax contingency.
     In 2005, the Internal Revenue Service (“IRS”) proposed adjustments to the Company’s U.S. income tax returns for the years 2000 and 2001. In January 2007, after subsequent discussions with the Company, the IRS revised the proposed adjustments for these years. The Company has protested these proposed adjustments and is currently pursuing administrative review with the IRS Appeals Division.
     In May 2007, the IRS proposed adjustments to the Company’s U.S. income tax returns for the years 2002 and 2003. The Company intends to file a protest to these proposed adjustments and pursue administrative review with the IRS Appeals Division.
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
     On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Upon review of the Company’s reserves, there were no changes to its reserves for uncertain tax positions upon adoption. At the adoption date of January 1, 2007, the Company had $176,309 of unrecognized tax benefits, all of which would affect its income tax expense if recognized. Material changes in unrecognized tax benefits in the six months ended June 30, 2007 totaling $21,049 are described above.
     Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:
•	completion of examination of the Company’s tax returns by the U.S. or foreign tax authorities;

•	expiration of statute of limitations on the Company’s tax returns; and

•	recording taxable income in certain unprofitable entities.
     The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Management determined that an estimate of the range of reasonably possible material changes in the unrecognized tax benefits within the next 12 months can not be made.
     The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007, the Company had approximately $30,866 of accrued interest and penalties related to uncertain tax positions. Interest and penalties of $3,535 have been expensed in the six months ended June 30, 2007.

Note 14 OPERATING AND GEOGRAPHICAL SEGMENTS
     The Company designs, develops, manufactures and sells a wide range of semiconductor integrated circuit products. The segments represent management’s view of the Company’s businesses and how it allocates Company resources and measures performance of its major components. In addition, each segment comprises product families with similar requirements for design, development and marketing. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits. Atmel’s four reportable segments are as follows:
•	Application specific integrated circuit (“ASIC”) segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of applications. This segment also encompasses a range of products which provide security for digital data, including smart cards for mobile phones, set top boxes, banking and national identity cards. The Company also develops customer specific ASICs, some of which have military applications. This segment also includes products with military and aerospace applications.

•	Microcontrollers segment includes a variety of proprietary and standard microcontrollers, the majority of which contain embedded nonvolatile memory and integrated analog peripherals.

•	Nonvolatile Memories segment consists predominantly of serial interface electrically erasable programmable read-only memory (“SEEPROM”) and serial interface Flash memory products. This segment also includes parallel interfaced Flash memories as well as mature parallel interface EEPROM and EPROM devices. This segment also includes products with military and aerospace applications.

•	Radio Frequency (“RF”) and Automotive segment includes products designed for the automotive industry. This segment produces and sells wireless and wired devices for industrial, consumer and automotive applications and it also provides foundry services which produce radio frequency products for the mobile telecommunications market.
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
     The Company’s wafer manufacturing facilities fabricate integrated circuits for segments as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. Because segments are defined by the products they design and sell, they do not make sales to each other. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance. Prior year amounts have been reclassified to conform to current year presentation for certain changes to product groupings. Certain product families have been reassigned within the ASIC and Microcontroller segments as part of reorganization efforts to improve organizational efficiency. As a result, prior period net revenues and income from operating segments have been reclassified to conform to the current presentation of operating segment information.

Information about Reportable Segments

		Micro-	Nonvolatile	RF and
(in thousands)	ASIC	Controllers	Memories	Automotive	Total
Three months ended June 30, 2007
Net revenues from external customers	$124,518	$110,619	$89,112	$79,998	$404,247
Segment income (loss) from operations	(14,103)	5,126	13,643	(171)	4,495
Three months ended June 30, 2006
Net revenues from external customers	$123,820	$111,317	$93,215	$101,136	$429,488
Segment income (loss) from operations	(21,139)	23,652	2,442	5,248	10,203

		Micro-	Nonvolatile	RF and
(in thousands)	ASIC	Controllers	Memories	Automotive	Total
Six months ended June 30, 2007
Net revenues from external customers	$235,495	$218,641	$175,140	$166,284	$795,560
Segment income (loss) from operations	(22,861)	8,262	23,204	10,469	19,074
Six months ended June 30, 2006
Net revenues from external customers	$247,788	$202,403	$188,844	$191,237	$830,272
Segment income (loss) from operations	(33,946)	32,055	11,470	13,444	23,023
     Amounts for the three and six months ended June 30, 2006 have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary in July 2006. For the three and six months ended June 30, 2006, net revenues related to this subsidiary and included in Discontinued Operations totaled $33,287 and $69,287, respectively. These amounts were previously reported in the Company’s ASIC operating segment. See Note 7 for further discussion.
Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2007	2006	2007	2006

Total segment income from operations	$4,495	$10,203	$19,074	$23,023
Unallocated amounts:
Restructuring and other credits (charges)	2,640	—	858	(151)

Consolidated income from operations	$7,135	$10,203	$19,932	$22,872

     Geographic sources of revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2007	2006	2007	2006

United States	$56,212	$65,400	$105,998	$129,167
Germany	54,328	49,671	111,201	92,528
France	38,518	40,113	76,441	80,885
United Kingdom	9,628	9,091	16,620	13,119
Japan	25,940	13,962	47,939	27,531
China including Hong Kong	87,386	87,854	170,268	172,399
Singapore	38,761	69,543	83,979	131,170
Rest of Asia-Pacific	49,184	51,915	93,024	101,358
Rest of Europe	39,437	38,442	80,759	75,404
Rest of the World	4,853	3,497	9,331	6,711

Total net revenues	$404,247	$429,488	$795,560	$830,272

     Net revenues are attributed to countries based on delivery locations.

     Locations of long-lived assets as of June 30, 2007 and December 31, 2006 were as follows:

	June 30,	December 31,
(in thousands)	2007	2006
United States	$147,405	$159,998
Germany	29,631	30,733
France	277,741	285,469
United Kingdom	16,877	19,753
Japan	177	181
China, including Hong Kong	791	716
Rest of Asia-Pacific	25,053	19,018
Rest of Europe	11,392	12,095

Total	$509,067	$527,963

     At June 30, 2007, long-lived assets totaling $90,774 classified as held for sale, and excluded from the table above, were located in the United Kingdom. At December 31, 2006, long-lived assets totaling $88,757 and $35,040 classified as held for sale, and excluded from the table above, were located in the United Kingdom and United States, respectively.
Note 15 COMMITMENTS AND CONTINGENCIES
Commitments
Employment Agreements
     The Company entered into an employment agreement with an executive, effective August 7, 2006. The agreement provides for certain payments and benefits to be provided in the event that the executive is terminated without “cause” or that he resigns for “good reason,” including a “change of control.” The agreement initially called for the Company to issue restricted stock or restricted stock units to the executive on January 2, 2007. However, due to the Company’s non-timely status regarding reporting obligations under the Securities Exchange Act of 1934 (“Exchange Act”), the Company was unable to issue these shares on January 2, 2007. On March 13, 2007, the executive’s agreement was amended to provide for issuing these shares after the Company became current with its reporting obligations under the Exchange Act, or for an amount in cash if the executive’s employment terminates prior to issuance, equal to the portion that would have vested had these shares been issued on January 2, 2007, as originally intended. On July 11, 2007, the Company granted 1 million restricted stock units to the executive pursuant to the employment agreement of August 7, 2006 mentioned above.
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
Purchase Commitments
     At June 30, 2007, the Company had outstanding capital purchase commitments of $6,023. The Company also has a supply agreement obligation with a subsidiary of XbyBus SAS, a French Corporation, of $19,427 for wafer purchases through 2008.
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
     Regarding the Delaware actions, a trial was held in October 2006, the court held argument in December 2006, issued a Memorandum Opinion in February 2007, and granted a Final Order on March 15, 2007. Regarding the Section 211 action, the Court ruled in favor of the plaintiffs with regards to calling a Special Meeting of Stockholders. The Perlegoses subsequently made a motion in the Chancery Court for attorneys’ fees and expenses, based on their having prevailed in the Section 211 action. Atmel intends to oppose this motion.
     Pursuant to the order of the Delaware Chancery Court, the Company held a Special Meeting of Stockholders on May 18, 2007 to consider and vote on a proposal by George Perlegos, our former Chairman, President and Chief Executive Officer, to remove five members of the Company’s Board of Directors and to replace them with five persons nominated by Mr. Perlegos. On June 1, 2007, following final tabulation of votes and certification by IVS Associates, Inc., the independent inspector of elections for the Special Meeting, the Company announced that stockholders had rejected the proposal considered at the Special Meeting.
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
     From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. Atmel and the individual defendants have each moved to dismiss the consolidated amended complaint on various grounds. On July 16, 2007, the Court issued an order dismissing the complaint but granting the plaintiffs leave to file an amended complaint. The Court’s order did not set a deadline for the plaintiffs to file an amended complaint. The state derivative cases have also been consolidated. In April 2007, a consolidated derivative complaint was filed in the state court action, and the Company moved to stay it. The court granted Atmel’s motion to stay on June 14, 2007. Atmel believes that the filing of the derivative actions was unwarranted and intends to vigorously contest them.
     On March 23, 2007, Atmel filed a complaint in the U.S. District Court for the Northern District of California against George Perlegos and Gust Perlegos. In the lawsuit, Atmel asserts that the Perlegoses used false and misleading proxy materials in violation of Section 14(a) of the federal securities laws to wage their proxy campaign to replace Atmel’s President and Chief Executive Officer and all of Atmel’s independent directors. Further, Atmel asserts that the Perlegos group, in violation of federal securities laws, failed to file a Schedule 13D as required, leaving stockholders without the information about the Perlegoses and their plans that is necessary for stockholders to make an informed assessment of the Perlegoses’

proposal. In its complaint, Atmel has asked the Court to require the Perlegoses to comply with their disclosure obligations, and to enjoin them from using false and misleading statements to improperly solicit proxies as well as from voting any Atmel shares acquired during the period the Perlegoses were violating their disclosure obligations under the federal securities laws. On April 11, 2007, George Perlegos and Gust Perlegos filed a counterclaim with respect to such matters in the U.S. District Court for the Northern District of California seeking an injunction (a) prohibiting Atmel from making false and misleading statements and (b) requiring Atmel to publish and publicize corrective statements, and requesting an award of reasonable expenses and costs of this action. Atmel disputed this counterclaim. On July 3, 2007, this action, including the counterclaim, was dismissed.
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
     In January 2007, Quantum World Corporation filed a patent infringement suit in the United States District Court, Eastern District of Texas naming Atmel as a co-defendant, along with a number of other electronics manufacturing companies. The plaintiff claims that the asserted patents allegedly cover a true random number generator and that the patents are infringed by the manufacture, use importation and offer for sale of certain Atmel products. The suit seeks damages for infringement and recovery of attorneys’ fees and costs incurred. In March 2007, Atmel filed a counterclaim for declaratory relief that the patents are neither infringed nor valid. Atmel believes that the filing of this action is without merit and intends to vigorously defend against this action.
     In March 2006, Atmel filed suit against AuthenTec in the United States District Court, Northern District of California, San Jose Division, alleging infringement of U.S. Patent No. 6,289,114, and on November 1, 2006, Atmel filed a First Amended Complaint adding claims for infringement of U.S. Patent No. 6,459,804 (the “’804 Patent”). In November 2006, AuthenTec answered denying liability and counterclaimed seeking a declaratory judgment of non-infringement and invalidity, its attorneys’ fees and other relief. In April 2007, AuthenTec filed an action against Atmel for declaratory relief in the United States District Court for the Middle District of Florida that the patents asserted against it by Atmel in the action pending in the Northern District of California are neither infringed nor valid, and amended that complaint in May 2007 to add claims for declaratory relief that the ’804 Patent is unenforceable, alleged interference with business relationships, and abuse of process. Authentec seeks declaratory relief and unspecified damages. On June 25, 2007, the action pending in the Middle District of Florida was transferred to the Northern District of California. On July 3, 2007, Atmel filed an answer to the claims for declaratory relief that the patents were neither valid nor infringed, and also added counterclaims of infringement. Also on July 3, 2007, Atmel moved to dismiss the remaining claims for declaratory relief that the ’804 Patent is unenforceable, alleged interference with business relationships, and alleged abuse of process. On August 2, 2007 the parties agreed to the dismissal with prejudice of Authentec’s claims for allged interference with business relationships and alleged abuse of process. The parties also agreed to grant Authentec leave to amend its counterclaim to add the claim for alleged unenforceability of the ’804 Patent. Atmel believes that AuthenTec’s claims are without merit and intends to vigorously pursue and defend these actions.
     From time to time, the Company may be notified of claims that the Company may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.
Other Investigations
     In addition to the investigation into stock option granting practices, the Audit Committee of the Company’s Board of Directors, with the assistance of independent legal counsel and forensic accountants, conducted independent investigations into (a) certain proposed investments in high yield securities that were being contemplated by the Company’s former Chief Executive Officer during the period from 1999 to 2002 and bank transfers related thereto, and (b) alleged payments from certain of the Company’s customers to employees at one of the Company’s Asian subsidiaries. The Audit Committee has completed its investigations, including its review of the impact on the Company’s condensed consolidated financial statements for the six months ended June 30, 2007 and prior periods, and concluded that other than the costs of conducting the investigation, there was no impact on such condensed consolidated financial statements.
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
     The following table summarizes the activity related to the product warranty liability during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2007	2006	2007	2006
Balance at beginning of period	$5,327	$5,845	$4,773	$6,184
Accrual for warranties during the period	1,343	872	3,598	1,732
Actual costs incurred	(1,352)	(1,331)	(3,053)	(2,530)

Balance at end of period	$5,318	$5,386	$5,318	$5,386

Guarantees
     During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either our subsidiaries or us. As of June 30, 2007, the maximum potential amount of future payments that we could be required to make under these guarantee agreements is approximately $12 million. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.
Note 16 SUBSEQUENT EVENTS
     On July 26, the Company announced the expansion of its Board of Directors from six to eight members with the election of Papken Der Torossian and Jack L. Saltich as new Independent Directors at the Annual Meeting of Stockholders held on July 25, 2007. In connection with their election to the Board, the Company also granted each of Mr. Der Torossian and Mr. Saltich a non-qualified stock option for the purchase of 50,000 shares of Atmel’s common stock at an exercise price per share equal to the fair market value on that date, or $5.69 per share. Assuming continued service on Atmel’s Board, such options vest and become exercisable over four years, with 12.5% of the shares vesting six months after grant date and 2.0833% of the shares vesting each month thereafter until fully vested.
     At the Company’s annual meeting of stockholders held on July 25, 2007, stockholders approved an amendment to the Company’s 2005 Stock Plan. The amendment to the 2005 Plan permits the Company to commence a “409A exchange offer” in connection with every option that was unvested, in whole or in part, as of December 31, 2004 and that had a per share exercise price that was less than the fair market value per share of the Company’s common stock, as determined for purposes of Internal Revenue Code Section 409A, on its grant date.
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations
     You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K/A for the year ended December 31, 2006.
Forward Looking Statements
     You should read the following discussion of our financial condition and results of operations in conjunction with our Condensed Consolidated Financial Statements and the related “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2007, our anticipated revenues, operating expenses and liquidity, the effect of our restructuring and other strategic efforts and our expectations regarding the effects of exchange rates. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, and in Item 1A – Risk Factors, and elsewhere in this Form 10-Q and similar discussions in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-Q.
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
     We design, develop, manufacture and sell our products. We develop process technologies to ensure our products provide the maximum possible performance. During the six months ended June 30, 2007, we manufactured approximately 94% of our products in our own wafer fabrication facilities.
     Our operating segments comprise: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive).
     Net revenues decreased by 6% to $404 million in the three months ended June 30, 2007, compared to $429 million in the three months ended June 30, 2006. Net revenues decreased by 4% to $796 million in the six months ended June 30, 2007, compared to $830 million in the six months ended June 30, 2006. These decreases were primarily a result of declines in our Nonvolatile Memory, RF and Automotive and ASIC segments, partially offset by growth in our Microcontroller segment in the six months ended June 30, 2007. Nonvolatile Memory net revenues decreased in the three and six months ended June 30, 2007 as flash memory products experienced lower revenue compared to the three and six months ended June 30, 2006 due to competitive pricing pressures. The decrease in net revenues in the RF and Automotive segment is primarily related to a decrease in shipment quantities for BiCMOS foundry products related to communication chipsets for CDMA phones partially offset by growth in other Automotive products. The decrease in net revenues in the ASIC segment is primarily due to reduced shipments of lower margin commodity telecommunication-market products.

     Gross margin improved to 35% in the three and six months ended June 30, 2007, compared to 32% in the three and six months ended June 30, 2006. These improvements were primarily due to a more favorable mix of higher margin products sold, improved manufacturing yields, as well as lower depreciation expense following the December 2006 reclassification of assets at our North Tyneside, UK facility as held for sale. However, gross margin was negatively impacted by unfavorable exchange rates as well as lower factory utilization rates, primarily for our North Tyneside, UK facility.
     We had income from operations of $7 million in the three months ended June 30, 2007, compared to income from operations of $10 million in the three months ended June 30, 2006. Income from operations was $20 million in the six months ended June 30, 2007, compared to $23 million in the six months ended June 30, 2006. The decrease in income from operations from the comparable prior periods resulted primarily from higher legal and accounting costs related to the special shareholder meeting and recently completed stock option and other investigations. These costs totaled approximately $15 million for the three months ended June 30, 2007 and $20 million for the six months ended June 30, 2007.
     Income tax expense totaled $7 million for the three months ended June 30, 2007, compared to $7 million for the three months ended June 30, 2006. Income tax expense results primarily from taxable income in our profitable foreign subsidiaries. As a result, the effective tax rate for the current quarter is higher than expected based on standard rates in effect in each taxable jurisdiction if all entities were operating at a profit. We recognized a benefit of $20 million resulting from the receipt of French research and development tax credits related to prior tax years in the first quarter of 2007, resulting in a net tax benefit of $8 million for the six months ended June 30, 2007.
     We generated positive cash flow from operations of $61 million and continued to strengthen our liquidity position at June 30, 2007. At June 30, 2007, our cash, cash equivalents and short-term investments totaled $476 million, up from approximately $467 million at December 31, 2006, while total indebtedness decreased to approximately $126 million at June 30, 2007, from $169 million at December 31, 2006. In addition, current liabilities were also reduced significantly to $464 million at June 30, 2007, compared to $567 million at December 31, 2006.
RESULTS OF OPERATIONS

	Three Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands, except percentage of net revenue	2007	2007	2006	2006
Net revenues	$404,247	100.0%	$429,488	100.0%

Gross profit	$141,642	35.0%	$139,029	32.4%
Research and development expenses	69,266	17.1%	74,560	17.4%
Selling, general and administrative expenses	67,881	16.8%	54,266	12.6%
Restructuring and other credits	(2,640)	-0.7%	—	—

Income from continuing operations	$7,135	1.8%	$10,203	2.4%

	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands, except percentage of net revenue	2007	2007	2006	2006
Net revenues	$795,560	100.0%	$830,272	100.0%

Gross profit	$281,579	35.4%	$265,411	32.0%
Research and development expenses	136,565	17.2%	142,711	17.2%
Selling, general and administrative expenses	125,940	15.8%	99,677	12.0%
Restructuring and other charges (credits)	(858)	-0.1%	151	0.0%

Income from continuing operations	$19,932	2.5%	$22,872	2.8%

Net Revenues
     Net revenues decreased by 6% to $404 million in the three months ended June 30, 2007, compared to $429 million in the three months ended June 30, 2006. Net revenues decreased by 4% to $796 million in the six months ended June 30, 2007, compared to $830 million in the six months ended June 30, 2006. These decreases were primarily a result of declines in our Nonvolatile Memory and RF and Automotive segments. Nonvolatile Memory net revenues decreased in the three and six months ended June 30, 2007 as flash memory products experienced lower revenue compared to the three and six months ended June 30, 2006 due to competitive pricing pressures. The decrease in net revenues in the RF and Automotive segment is primarily related to a decrease in quantity shipments for BiCMOS foundry products related to communication chipsets for CDMA phones, partially offset by growth in other Automotive products.
Net Revenues — By Operating Segment
     Our net revenues by segment for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 are summarized as follows:

	Three Months Ended
(in thousands)	June 30,	June 30,
Segment	2007	2006	Change	% Change
ASIC	$124,518	$123,820	$698	1%
Microcontroller	110,619	111,317	(698)	-1%
Nonvolatile Memory	89,112	93,215	(4,103)	-4%
RF and Automobile	79,998	101,136	(21,138)	-21%

Total net revenues	$404,247	$429,488	$(25,241)	-6%

	Six Months Ended
(in thousands)	June 30,	June 30,
Segment	2007	2006	Change	% Change
ASIC	$235,495	$247,788	$(12,293)	-5%
Microcontroller	218,641	202,403	16,238	8%
Nonvolatile Memory	175,140	188,844	(13,704)	-7%
RF and Automobile	166,284	191,237	(24,953)	-13%

Total net revenues	$795,560	$830,272	$(34,712)	-4%

     Prior year amounts have been reclassified to conform to current year presentation for certain changes to product groupings. Certain product families have been reassigned within the ASIC and Microcontroller segments as part of reorganization efforts to improve organizational efficiency. As a result, prior period net revenues and income from operating segments have been reclassified to conform to the current presentation of operating segment information.
     Net revenue amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Net revenues from the Grenoble subsidiary of $33 million and $69 million for the three and six months ended June 30, 2006 are excluded from consolidated net revenues, and are reclassified to Results from Discontinued Operations. See Note 7 to Notes to Condensed Consolidated Financial Statements for further discussion.

ASIC
     ASIC segment net revenues remained flat at $125 million in the three months ended June 30, 2007, compared to $124 million in the three months ended June 30, 2006. Sequentially, ASIC net revenues increased 12%, or $13 million, from $111 million of net revenues recorded during the three months ended March 31, 2007. ASIC segment net revenues decreased by 5% to $235 million in the six months ended June 30, 2007, compared to $248 million in the six months ended June 30, 2006, as smart card product net revenues declined $20 million, or 19%, compared to the six months ended June 30, 2006 primarily due to reduced shipments of lower margin commodity telecommunication-market products, offset by increased revenues in Crypto memory products (up 140%) and CBIC products (up 9%) during the six months ended June 30, 2007.
Microcontroller
     Microcontroller segment net revenues remained flat at $111 million in the three months ended June 30, 2007, compared to $111 million in the three months ended June 30, 2006. Sequentially, microcontroller revenues increased 3%, or $3 million, from $108 million of net revenues recorded during the three months ended March 31, 2007. Microcontroller segment net revenues increased by 8% to $219 million in the six months ended June 30, 2007, compared to $202 million in the six months ended June 30, 2006. The growth in net revenues in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 resulted primarily from new customer designs utilizing both our proprietary AVR microcontroller products as well as our ARM-based microcontroller products. AVR microcontroller revenue grew 9% in the six months ended June 30, 2007, compared to the six months ended June 30, 2006 while other non-proprietary microcontroller families increased revenue by 7% in the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Increased test capacity installed during 2006 allowed us to increase shipment rates in 2007 compared to the level of test capacity available in the first half of 2006 for AVR microcontrollers. In addition, market share gains in the 8-bit microcontroller market and ARM-based microcontrollers contributed to higher shipment levels in 2007. Demand for microcontrollers is largely driven by increased use of embedded control systems in consumer, industrial and automotive products.
Nonvolatile Memory
     Nonvolatile Memory segment revenues decreased by 4% to $89 million in the three months ended June 30, 2007, compared to $93 million in the three months ended June 30, 2006. Sequentially, Non-volatile Memory revenues increased $3 million, or 4%, from $86 million of net revenues recorded during the three months ended March 31, 2007. Nonvolatile Memory segment revenues decreased by 7% to $175 million in the six months ended June 30, 2007, compared to $189 million in the six months ended June 30, 2006. These decreases in the three and six months ended June 30, 2007, compared to three and six months ended June 30, 2006 were primarily due to reduced shipments of lower margin commodity flash memory products. For the three and six months ended June 30, 2007, revenues for flash-based products declined by 16% and 19% compared to the three and six months ended June 30, 2006. Markets for our nonvolatile memory products are more competitive than other markets we sell in, and as a result, our memory products are subject to greater declines in average selling prices than products in our other segments. Competitive pressures and rapid obsolescence of products are among several factors causing continued pricing declines in 2007. During the three and six months ended June 30, 2007, serial EEPROM-based product revenues increased 5% and 2%, respectively when compared to revenue levels experienced for the three and six months ended June 30, 2006. While pricing for this product family remained steady, unit shipments increased by 6% and 2%, compared to the three and six months ended June 30, 2006. This product family benefits from significant market share resulting from competitive pricing and a broad range of offerings. Conditions in the non volatile memory segment are expected to remain challenging for the foreseeable future. In an attempt to mitigate the pricing fluctuations in this market, we have shifted our focus away from lower margin commodity parallel Flash products, which tend to experience greater than average sales price fluctuations, to other serial interface nonvolatile memory products.

RF and Automotive
     RF and Automotive segment revenues decreased by 21% to $80 million in the three months ended June 30, 2007, compared to $101 million in the three months ended June 30, 2006. Sequentially, RF and Automotive revenues decreased $6 million, or 7%, from the $86 million recorded during the three months ended March 31, 2007. RF and Automotive segment revenues decreased by 13% to $166 million in the six months ended June 30, 2007, compared to $191 million in the six months ended June 30, 2006. These decreases in net revenues in the RF and Automotive segment are primarily related to reduced shipment quantities for BiCmos foundry products related to communication chipsets for CDMA phones partially offset by growth in other automotive products. For the three and six months ended June 30, 2007, net revenues decreased approximately $26 million and $36 million, respectively, for BiCmos foundry products, offset by a $5 million and $11 million increase in revenue, respectively, from other automotive products.
Net Revenues — By Geographic Area
     Our net revenues by geographic areas for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 are summarized as follows (revenues are attributed to countries based on delivery locations):

	Three Months Ended
(in thousands)	June 30,	June 30,
Region	2007	2006	Change	% Change
United States	$56,212	$65,400	$(9,188)	-14%
Europe	141,911	137,317	4,594	3%
Asia	201,271	223,274	(22,003)	-10%
Other *	4,853	3,497	1,356	39%

Total net revenues	$404,247	$429,488	$(25,241)	-6%

	Six Months Ended
(in thousands)	June 30,	June 30,
Region	2007	2006	Change	% Change
United States	$105,998	$129,167	$(23,169)	-18%
Europe	285,021	261,936	23,085	9%
Asia	395,210	432,458	(37,248)	-9%
Other *	9,331	6,711	2,620	39%

Total net revenues	$795,560	$830,272	$(34,712)	-4%

*	Primarily includes Philippines, South Africa, and Central and South America
     Net revenue amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Net revenues from the Grenoble subsidiary of $33 million and $69 million for the three and six months ended June 30, 2006 are excluded from consolidated net revenues, and are reclassified to Results from Discontinued Operations. See Note 7 of Notes to Condensed Consolidated Financial Statements for further discussion.
     Sales outside the United States accounted for 86% and 87% of our net revenues in the three and six months ended June 30, 2007, compared to 85% and 84% of our net revenues in the three and six months ended June 30, 2006.
     Our sales in the United States decreased by $9 million, or 14%, in the three months ended June 30, 2007, compared to the three months ended June 30, 2006, and decreased by $23 million, or 18%, in the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to United States based customers continuing to reduce deliveries to domestic operations and reduced shipments to United States based distributors.

     Our sales in Europe increased by $5 million, or 3%, in the three months ended June 30, 2007, compared to the three months ended June 30, 2006, and increased by $23 million, or 9%, in the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to both higher volume shipments of ARM-based microcontrollers and automotive products, as well as higher revenues related to the increase in the value of the euro relative to the U.S. dollar.
     Our sales in Asia decreased by $22 million, or 10%, in the three months ended June 30, 2007, compared to the three months ended June 30, 2006, and decreased by $37 million, or 9% in the six months ended June 30, 2007, compared to the six months ended June 30, 2006, primarily due to reduced shipment quantities for BiCMOS foundry products related to communication chipsets for CDMA phones.
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
Revenues and Costs – Impact from Changes to Foreign Exchange Rates
     During the three months ended June 30, 2007 and 2006, 21% and 18% of net revenues were denominated in foreign currencies, primarily the euro. During the six months ended June 30, 2007 and 2006, 22% and 18% of net revenues were denominated in foreign currencies, primarily the euro. Sales in euros amounted to approximately 21% and 17% of net revenues in the three months ended June 30, 2007 and 2006, respectively, and 22% and 17% of net revenues in the six months ended June 30, 2007 and 2006, respectively. Sales in Japanese yen accounted for approximately 1% of net revenues in the six months ended June 30, 2007 and 2006, respectively, and 1% of net revenues in the six months ended June 30, 2007 and 2006, respectively.
     Average exchange rates utilized to translate foreign currency revenues and expenses were approximately $1.35 and approximately $1.33 to the euro for the three and six months ended June 30, 2007, compared to approximately $1.25 and approximately $1.22 to the euro for the three and six months ended June 30, 2006.
     During the three and six months ended June 30, 2007, changes in foreign exchange rates had a favorable impact on revenue and an unfavorable impact on operating costs and income from operations since a greater portion of our operating expenses are denominated in foreign currencies than net revenues. Had average exchange rates remained the same during the three and six months ended June 30, 2007 as the average exchange rates in effect for the three and six months ended June 30, 2006, our reported revenues for the three and six months ended June 30, 2007, would have been $6 million and $15 million lower. However, our foreign currency expenses exceed foreign currency revenues. For the three and six months ended June 30, 2007, 51% and 53% of our operating expenses were denominated in foreign currencies, primarily the euro. Had average exchange rates for the three and six months ended June 30, 2007 remained the same as the average exchange rates for the three and the six months ended June 30, 2006, our operating expenses would have been $14 million and $33 million lower (three and six months ended June 30, 2007 relating to cost of revenues of $9 million and $22 million, respectively; research and development expenses of $4 million and $9 million, respectively; and sales, general and administrative expenses of $1 million and $2 million, respectively). The net effect resulted in a decrease to income from operations of $8 million and $19 million in the three and six months ended June 30, 2007 as a result of unfavorable exchange rates when compared to the three and six months ended June 30, 2006.

Cost of Revenues and Gross Margin
     Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves and freight costs. Our gross margin as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.
     During the three months ended June 30, 2007, gross margin improved to 35% from 32% for the three and six months ended June 30, 2006, respectively, primarily due to a more favorable mix of higher margin products sold, improved manufacturing yields, as well as lower depreciation expense following the December 2006 decision to reclassify assets at our North Tyneside, UK facility as held for sale. However, gross margin was negatively impacted by unfavorable exchange rates as well as lower factory utilization rates, primarily for our North Tyneside, UK, facility.
     In recent periods, average selling prices for certain semiconductor products have been below manufacturing costs, which has adversely affected our results of operations, cash flows and financial condition. Because inventory reserves are recorded in advance of when the related inventory is sold, subsequent gross margins in the period of sale may be higher than they would be absent the effect of the previous write-downs. The impact on gross margins of the sale of previously written down inventory was not material in the three and six months ended June 31, 2007 and 2006. Our excess and obsolete inventory reserves taken in prior years relate to all of our product categories, while lower-of-cost or market reserves relate primarily to our non-volatile memory products and smart card products.
     We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a reduction to cost of revenues for such grants of $0.1 million and $2 million in the three months ended June 30, 2007 and 2006, respectively, and $0.4 million and $4 million in the six months ended June 30, 2007, respectively, following the elimination of grant benefits as a result of our December 2006 decision to sell our North Tyneside, UK facility.
Research and Development
     Research and development (“R&D”) expenses decreased by 7% to $69 million in the three months ended June 30, 2007, compared to $75 million in the three months ended June 30, 2006, and decreased by 4% to $137 million in the six months ended June 30, 2007, compared to $143 million in the six months ended June 30, 2006. The decrease in R&D expenses in the three months ended June 30, 2007 from the three months ended June 30, 2006 was primarily due to the lower cost of development wafers used in technology development of $4 million, lower depreciation expense of $2 million and higher research grant benefits of $3 million, offset in part by unfavorable impact of foreign exchange rate fluctuations of $4 million. The decrease in R&D expenses in the six months ended June 30, 2007 from the six months ended June 30, 2006 was primarily due the lower cost of development wafers used in technology development of $8 million, lower depreciation expense of $4 million and higher research grant benefits of $5 million, offset in part by unfavorable impact of foreign exchange rate fluctuations of $9 million. As a percentage of net revenues, R&D expenses totaled 17% for both the three months and the six months ended June 30, 2007 and 2006, respectively.
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
     We receive R&D grants from various European research organizations, the benefit for which is recognized as an offset to related costs. For the three months ended June 30, 2007, we recognized $4 million in research grant benefits, compared to $1 million recognized in the three months ended June 30,

2006. For the six months ended June 30, 2007, we recognized $9 million in research grant benefits, compared to $5 million recognized for the six months ended June 30, 2006.
Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses increased by 25% to $68 million in the three months ended June 30, 2007, compared to $54 million in the three months ended June 30, 2006, and by 26% to $126 million in the six months ended June 30, 2007, compared to $100 million in the six months ended June 30, 2006. The increase in SG&A expenses for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, was primarily due to increased legal and accounting services expenses of $15 million related to our May 2007 special shareholder meeting and recently completed stock option and other independent investigations. In addition, SG&A costs increased due to higher employee salaries and benefits of $1 million, and an increase in stock option compensation charges of $1 million. The increase in SG&A expenses for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, was primarily due to increased legal and accounting services expenses of $20 million, increased employee salaries and benefits of $3 million, and an increase in stock option compensation charges of $1 million. As a percentage of net revenues, SG&A expenses totaled 17% and 13% in the three months ended June 30, 2007 and 2006, respectively, and 16% and 12% in the six months ended June 30, 2007 and 2006, respectively.
     SG&A expenses are expected to be lower in the third and fourth quarter of 2007 due to the completion of the audit committee investigations and the May 2007 special shareholder meeting described above.
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
     Stock-based compensation totaled at $3 million for both the three months ended June 30, 2007 and 2006, respectively. Stock-based compensation was $7 million in the six months ended June 30, 2007, compared to $5 million in the six months ended June 30, 2006. Compensation expense recognized in connection with the employee stock purchase plans were not significant during these periods due to suspension of stock purchase activity after February of 2006 as a result of the audit committee investigation into prior stock option practices.
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
     We reclassified the assets and liabilities of the North Tyneside, United Kingdom, facility and the assets of the Irving, Texas, facility as held for sale during the quarter ended December 31, 2006. Following the sale of the North Tyneside facility, we expect to incur significant continuing cash flows with the disposed entity due to a supply agreement with potential buyers and, as a result, we do not expect to meet the criteria to classify the results of operations as well as assets and liabilities as discontinued operations. The Irving facility does not qualify as discontinued operations as it is an idle facility and does not constitute a component of an entity in accordance with SFAS No. 144.
     The following table details the items which are reflected as assets and liabilities held for sale in the condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006:
Held for Sale at June 30, 2007

North
(in thousands)	Tyneside
Non-current assets
Fixed assets, net	$90,204
Intangible and other assets	570

Total non-current assets held for sale	$90,774

Current liabilities
Trade accounts payable	$12,325
Accrued liabilities and other	48,334

Total current liabilities related to assets held for sale	$60,659

Held for Sale at December 31, 2006

	North
(in thousands)	Tyneside	Irving	Total
Non-current assets
Fixed assets, net	$87,941	$35,040	$122,981
Intangible and other assets	816	—	816

Total non-current assets held for sale	$88,757	$35,040	$123,797

Current liabilities
Trade accounts payable	$17,329	$—	$17,329
Accrued liabilities and other	46,224	—	46,224

Total current liabilities related to assets held for sale	$63,553	$—	$63,553

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
     On May 1, 2007, we announced the sale of our Irving, Texas, wafer fabrication facility for $37 million in cash ($35 million, net of selling costs). The sale of the facility includes 39 acres of land, the fabrication facility building, and related offices, and remaining equipment. An additional 17 acres was retained by us. No significant gain or loss was recorded upon the sale of the facility.
North Tyneside, United Kingdom, and Heilbronn, Germany, Facilities
     In December 2006, we announced our decision to sell our wafer fabrication facilities in North Tyneside, United Kingdom, and Heilbronn, Germany. It is expected these actions will increase manufacturing efficiencies by better utilizing remaining wafer fabrication facilities, while reducing future capital expenditure requirements. We have classified assets of the North Tyneside site with a net book value of

$91 million and $89 million (excluding cash and inventory, which will not be included in any sale of the facility) as assets held-for-sale on the condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006. Following the announcement of intention to sell the facility in the fourth quarter of 2006, we assessed the fair market value of the facility compared to the carrying value recorded, including use of an independent appraisal, among other factors. The fair value was determined using a market-based valuation technique and estimated future cash flows. We recorded a net impairment charge of $72 million in the quarter ended December 31, 2006 related to the write-down of long lived assets to their estimated fair values, less costs to dispose of the assets. The charge included an asset write-down of $170 million for equipment, land and buildings, offset by related currency translation adjustment associated with the assets, of $98 million, as we intend to sell our United Kingdom entity, which contains the facility, and hence the currency translation adjustment related to the assets is included in the impairment calculation.
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
     The Heilbronn, Germany, facility did not meet the criteria for classification as held-for-sale as of June 30, 2007 and December 31, 2006, due to uncertainties relating to the likelihood of completing the sale within the next twelve months. Long-lived assets of this facility at June 30, 2007 and at December 31, 2006, respectively, remain classified as held-and-used. After an assessment of expected future cash flows generated by the Heilbronn, Germany facility, we concluded that no impairment exists.
     See Note 8 to Notes to Condensed Consolidated Financial Statements for further discussion of assets held for sale as of June 30, 2007 and December 31, 2006.
Restructuring Charges and Loss on Sale

	January 1,			Currency	March 31,			Currency	June 30,
	2007			Translation	2007	Charges/		Translation	2007
(in thousands)	Accrual	Charges	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual
Third quarter of 2002
Termination of contract with supplier	$8,896	$—	$(249)	$—	$8,647	$(3,071)	$(3,984)	$—	$1,592
Fourth quarter of 2005
Nantes fabrication facility sale	115	—	—	—	115	(27)	—	—	88
Fourth quarter of 2006
Employee termination costs	7,490	1,782	(1,743)	41	7,570	458	(3,899)	111	4,240
Grant contract termination costs	30,034	—	—	206	30,240	—	—	581	30,821

Total 2007 activity	$46,535	$1,782	$(1,992)	$247	$46,572	$(2,640)	$(7,883)	$692	$36,741

	January 1,			March 31,			June 30,
	2006			2006			2006
(in thousands)	Accrual	Charges	Payments	Accrual	Charges	Payments	Accrual
Third quarter of 2002
Termination of contract with supplier	$9,833	$—	$(217)	$9,616	$—	$(251)	$9,365
Third quarter of 2005
Employee termination costs	1,246	—	(497)	749	—	(672)	77
Fourth quarter of 2005
Nantes fabrication facility sale	1,310	—	(873)	437	—	(204)	233
Employee termination costs	1,223	—	(704)	519	—	(492)	27
First quarter of 2006
Employee termination costs	—	151	(5)	146	—	(65)	81

Total 2006 activity	$13,612	$151	$(2,296)	$11,467	$—	$(1,684)	$9,783

     2007 Restructuring Charges
     During the three and six months ended June 30, 2007, we continued to implement the restructuring initiative announced prior to 2007 and recorded a net restructuring credit of $2,640 and $858, respectively, consisting of the following:
•	Charges of $1 million and $2 million for the three and six months ended June 30, 2007, respectively, related to one-time minimum statutory termination benefits recorded in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS No. 112).

•	Charges of $1 million and $1 million for the three and six months ended June 30, 2007, respectively, related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities” (“SFAS No. 146”).

•	A credit of $1 million in the three months ended June 30, 2007 related to changes in estimates of termination benefits originally recorded in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS No. 112”).

•	A credit of $3 million in the three months ended June 30, 2007 related to the settlement of a long-term gas supply contract originally recorded in the third quarter of 2002. On May 1, 2007, in connection with the sale of the Irving, Texas facility, the Company paid $6 million to terminate this contract, of which $2 million was reimbursed by the buyer of the facility. We paid $0.1 million in monthly payment in the three months ended June 30, 2007.
     With respect to the restructuring initiatives, we are on track to achieve the previously stated costs savings of $70 million to $80 million this year and between $80 million to $95 million annually beginning in 2008.
     2006 Restructuring Activities
     In the first quarter of 2006, we incurred $0.2 million in restructuring charges primarily comprised of severance and one-time termination benefits.
     In the three and six months ended June 30, 2007, we paid $4 million and $6 million related to employee termination costs, respectively. In the three and six months ended June 30, 2006, we paid $1 million and $2 million related to employee termination costs, respectively.
     Other Charges
     In the fourth quarter of 2006, we announced our intention to close the design facility in Greece and to sell our facility in North Tyneside, United Kingdom. We recorded a charge of $30 million in the fourth quarter of 2006 associated with the expected future repayment of subsidy grants pursuant to the grant previously received and recognized related to grant agreements with government agencies at these locations.
     Interest and Other Income (Expenses), Net
     Interest and other income (expenses), net, improved to $1 million of income in the three months ended June 30, 2007 from $1 million of expense in the three months ended June, 2006, and improved to $2 million of income in the six months ended June 30, 2007 from $7 million of expenses in the six months ended June 30, 2006. These changes to net income from net expense are primarily due to long-term debt reductions in fiscal 2006 and a gain from sale of land for $1 million. Interest and other income (expenses), net also improved as a result of increased interest income from higher average cash balances in the three and six months ended June 30, 2007 following the repayment of our convertible bonds in May 2006 as well as the receipt of proceeds from the sale of our Grenoble, France subsidiary in July 2006.

     Interest rates on our outstanding borrowings did not change significantly in the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006.
Income Taxes
     For the three and six months ended June 30, 2007, we recorded an income tax expense of $7 million and an income tax benefit of $8 million, respectively, compared to an income tax expense of $7 million and $14 million in the three and six months ended June 30, 2006, respectively.
     The provision for (benefits from) income taxes for these periods was determined using the annual effective tax rate method for Atmel entities that are profitable. Entities that had operating losses with no tax benefit were excluded. As a result, excluding the impact of discrete tax events during the quarter, the provision for income taxes was at a higher consolidated effective rate than would have resulted if all entities were profitable or if losses produced tax benefits.
     In the three months ended March 31, 2007, we recognized a tax benefit of approximately $20 million resulting from the refund of French research tax credits for years 1999 through 2002, which was received during the first quarter of 2007. In addition, in the three months ended March 31, 2007, the Hong Kong tax authorities completed a review of our tax returns for the years 2001 through 2004, which resulted in no adjustments. As a result, during the three months ended March 31, 2007, we recognized a tax benefit relating to a tax refund of approximately $2 million received in prior years that had been previously accrued as a tax contingency.
     In 2005, the Internal Revenue Service (“IRS”) proposed adjustments to our U.S. income tax returns for the years 2000 and 2001. In January 2007, after subsequent discussions with us, the IRS revised the proposed adjustments for these years. We have protested these proposed adjustments and are currently pursuing administrative review with the IRS Appeals Division.
     In May 2007, the IRS proposed adjustments to our U.S. income tax returns for the years 2002 and 2003. We intend to file a protest to these proposed adjustments and pursue administrative review with the IRS Appeals Division.
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
     On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Upon review of our reserves, there were no changes to our reserves for uncertain tax positions upon adoption. At the adoption date of January 1, 2007, we had $176 million of unrecognized tax benefits, all of which would affect our income tax expense if recognized. Material changes in unrecognized tax benefits in the six months ended June 30, 2007 totaling $21 million are described above.
     Management believes that events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:
•	completion of examination of the our tax returns by the U.S. or foreign tax authorities;

•	expiration of statute of limitations on our tax returns; and

•	recording taxable income in certain unprofitable entities.
     The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Management determined that an estimate of the range of reasonably possible material changes in the unrecognized tax benefits within the next 12 months can not be made.
     Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007, we had approximately $31 million of accrued interest and penalties related to uncertain tax positions. Interest and penalties of $4 million have been expensed in the six months ended June 30, 2007.
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
     Included in other currents assets on the condensed consolidated balance sheet as of June 30, 2007, is an outstanding receivable balance due from e2v of $2 million related to payments advanced to e2v to be collected from customers of e2v by Atmel. The transitioning of the collection of trade receivables on behalf of e2v is expected to be completed in 2007.

     The following table summarizes results from Discontinued Operations for the periods indicated included in the condensed consolidated statement of operations (in thousands, except per share data :

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2006	June 30, 2006
Net revenues	$33,287	$69,287
Operating costs and expenses	25,896	50,262

Income from discontinued operations, before income taxes	7,391	19,025
Less: provision for income taxes	(1,963)	(7,735)

Income from discontinued operations, net of income taxes	$5,428	$11,290

Income from discontinued operations, net of income taxes, per share:
Basic	$0.01	$0.03

Diluted	$0.01	$0.03

Weighted-average shares used in basic net income per share calculations	486,928	486,252

Weighted-average shares used in diluted net income per share calculations	493,045	491,981

Liquidity and Capital Resources
     At June 30, 2007, we had $476 million of cash and cash equivalents and short-term investments compared to $467 million at December 31, 2006. Our current ratio, calculated as total current assets divided by total current liabilities, was 2.46 at June 30, 2007, an increase of 0.43 from 2.03 at December 31, 2006. During 2007, we continue to generate positive cash flow from operating activities. We have reduced our net debt obligations to $126 million at June 30, 2007, from $169 million at December 31, 2006, a decrease of $43 million. Working capital (calculated as total current assets less total current liabilities) increased by $94 million to $679 million at June 30, 2007, compared to $585 million at December 31, 2006.
     Operating Activities: Net cash provided by operating activities was $61 million in the six months ended June 30, 2007, resulting primarily from net income of $30 million, adjusted for depreciation and amortization expense of $64 million and working capital of $94 million. Net cash from operating activities declined from $171 million generated during the first six months of 2006, primarily due to increases to inventory of $21 million and reduction of certain accrued expense items of $60 million in the first six months of 2007. Reduction of these payable balances resulted in improvement to working capital of $94 million while maintaining consistent cash balances and higher inventory levels to facilitate improved delivery time to customers.
     Accounts receivable decreased by 1% or $2 million to $225 million at June 30, 2007, from $227 million at December 31, 2006. The average days of accounts receivable outstanding (“DSO”) was 50 days at June 30, 2007, flat with the level of 50 days for the three months ended December 31, 2006. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures or longer customer payment patterns, our DSO and cash flows from operating activities would be negatively affected.
     Increases in inventories utilized $21 million of operating cash flows in the six months ended June 30, 2007, compared to a decrease of $0.2 million in the six months ended June 30, 2006. Inventory levels increased to 125 days at June 30, 2007, compared to 116 days at December 31, 2006. This increase is primarily related to higher stock levels required to improve customer delivery times, and reduced shipment levels experienced during the first half of 2007. Inventories consist of raw wafers, purchased specialty wafers, work-in-process and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.
     Decreases in current and other assets generated $38 million of operating cash flows in the six months ended June 30, 2007, primarily due to payments received for trade receivables advanced to e2v technologies PLC related to the sale of the Grenoble, France, subsidiary and the receipt of $20 million in research and development income tax credits.

     Decreases in accounts payable utilized $2 million of operating cash flows in the six months ended June 30, 2007, primarily related to payments to suppliers for fixed asset acquisitions and lower assembly production activity levels in 2007.
     Decreases in accrued and other liabilities utilized $60 million of operating cash flows in the six months ended June 30, 2007 compared to $10 million of cash generated from the increase in accrued and other liabilities in the six months ended June 30, 2006. The decrease in accrued liabilities resulted from cash paid for litigation settlements, income and other tax payments, annual management incentive payments and payments on long-term supplier obligations. We do not expect to further reduce accrued and other liabilities significantly in future quarters.
     Investing Activities: Net cash used in investing activities was $12 million in the six months ended June 30, 2007, compared to $36 million in the six months ended June 30, 2006. During the six months ended June 30, 2007, we made additional investments in wafer fabrication equipment to advance our process technologies and in test equipment to process higher unit volumes. For the six months ended June 30, 2007 and 2006, we paid $45 million and $36 million, respectively, for capital equipment acquisitions.
     On May 1, 2007, we sold our Irving, TX wafer fabrication facility for approximately $36.5 million ($34.7 million, net of selling costs).
     Financing Activities: Net cash used in financing activities was $47 million in the six months ended June 30, 2007, compared to $186 million in the six months ended June 30, 2006. We continued to pay down debt, with repayments of principal balances on capital leases and other debt totaling $47 million for the six months ended June 30, 2007, compared to $219 million in the six months ended June 30, 2006. No cash was received from the issuance of common stock in the six months ended June 30, 2007. Issuance of common stock totaled $7 million for the six months ended June 30, 2006.
     We believe that our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, equipment lease financing, and other short-term and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.
     The increase in cash and cash equivalents in the six months ended June 30, 2007 and 2006 due to the effect of exchange rate changes on cash balances was $6 million for both periods. These cash balances were primarily held in certain subsidiaries in euro denominated accounts and increased in value due to the strengthening of the euro compared to the U.S. dollar during these periods.
     During the next twelve months, we expect our operations to generate positive cash flow; however, a significant portion of cash will be used to repay debt and make capital investments. We expect that we will have sufficient cash from operations and financing sources to meet all debt obligations. We made $45 million in cash payments for capital equipment in the six months ended June 30, 2007, and we expect our cash payments for capital expenditures in the next twelve months to be in the range of $70 million to $80 million. Debt obligations outstanding at June 30, 2007, which is expected to be repaid in the twelve months ended June 30, 2008, totaled $68 million. In 2007 and future years, our capacity to make necessary capital investments will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary.
     As of June 30, 2007, we did not have any material changes to our contractual obligations that were disclosed in the Liquidity section of our Form 10-K for the fiscal year ended December 31, 2006, other than the adoption of FIN 48. Under FIN 48 the total liabilities associated with uncertain tax positions was $94 million on January 1, 2007, of which $2 million was included in “Accrued and other liabilities”, as it is expected to be paid within the next twelve months. The remainder of our liabilities associated with uncertain tax positions of $92 million was included in “Other long-term liabilities”. Due to the complexity and uncertainty associated with our tax controversies, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in “Other Long-term liabilities.” There were no material changes in liabilities associated with uncertain tax positions in the six months ended June 30, 2007.

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
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of FIN 48, there have been no significant changes during the three and six months ended June 30, 2007 to the items that we had disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. See Note 13 to Notes to Condensed Consolidated Financial Statements for further discussion of the adoption of FIN 48.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the condensed consolidated balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through June 30, 2008. In addition, certain of our borrowings are at floating rates, so this would act as a natural hedge.
     We have short-term debt, long-term debt and capital leases totaling $126 million at June 30, 2007. Approximately $38 million of these borrowings have fixed interest rates. We have $88 million of floating interest rate debt, of which approximately $35 million is euro denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.

     The following table summarizes our variable-rate debt exposed to interest rate risk as of June 30, 2007. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

							Total
							Variable-rate
							Debt
							Outstanding at
	Payments by Due Year						June 30,
(in thousands)	Remainder of 2007	2008	2009	2010	2011	Thereafter	2007
30 day USD LIBOR weighted-average interest rate basis (1) — Capital Leases	$1,389	$—	$—	$—	$—	$—	$1,389

Total of 30 day USD LIBOR rate debt	$1,389	$—	$—	$—	$—	$—	$1,389

90 day USD LIBOR weighted-average interest rate basis (1) — Revolving Line of Credit Due 2008	$—	$25,000	$—	$—	$—	$—	$25,000
Senior Secured Term Loan Due 2009	$4,167	$8,333	$4,167	$—	$—	$—	$16,667

Total of 90 day USD LIBOR rate debt	$4,167	$33,333	$4,167	$—	$—	$—	$41,667

90 day USD LIBOR weighted-average interest rate basis (1) — Capital Leases	$11,845	$9,300	$4,397	$4,397	$4,397	$1,098	$35,434

Total of 90 day USD LIBOR rate debt	$11,845	$9,300	$4,397	$4,397	$4,397	$1,098	$35,434

360 day USD LIBOR weighted-average interest rate basis (1) — Senior Secured Term Loan Due 2008	$2,500	$3,750	$—	$—	$—	$—	$6,250

Total of 360 day USD LIBOR rate debt	$2,500	$3,750	$—	$—	$—	$—	$6,250

30/60/90 day EURIBOR interest rate basis (1) - Senior Secured Term Loan Due 2007	$3,423	$—	$—	$—	$—	$—	$3,423

Total of 30/60/90 day EURIBOR debt rate	$3,423	$—	$—	$—	$—	$—	$3,423

Total variable-rate debt	$23,324	$46,383	$8,564	$4,397	$4,397	$1,098	$88,163

*	Represents payments due over the six months remaining for 2007.

(1)	Actual interest rates include a spread over the basis amount.
     The following table presents the hypothetical changes in interest expense, for the three month period ended June 30, 2007, related to the $88 million in outstanding borrowings that are sensitive to changes in interest rates as of June 30, 2007. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS (in thousands).
     For the three months ended June 30, 2007:

	Interest Expense Given an Interest			Interest Expense	Interest Expense Given an Interest
	Rate Decrease by X Basis Points			with No Change in	Rate Increase by X Basis Points
(in thousands)	150 BPS	100 BPS	50 BPS	Interest Rate	50 BPS	100 BPS	150 BPS
Interest expense	$1,650	$2,118	$2,586	$3,054	$3,522	$3,990	$4,458
     For the six months ended June 30, 2007:

	Interest Expense Given an Interest			Interest Expense	Interest Expense Given an Interest
	Rate Decrease by X Basis Points			with No Change in	Rate Increase by X Basis Points
(in thousands)	150 BPS	100 BPS	50 BPS	Interest Rate	50 BPS	100 BPS	150 BPS
Interest expense	$5,057	$5,553	$6,048	$6,543	$7,038	$7,533	$8,029

Foreign Currency Risk
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of unfavorable exchange rates for the three and six months ended June 30, 2007, compared to the average exchange rates for the three and six months ended June 31, 2006, resulted in a decrease in income from operations of $8 million and $19 million (as discussed in this report in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign currency denominated transactions that occurred in the three and six months ended June 30, 2007 were recorded using the average foreign currency exchange rates for the same period in 2006. Sales denominated in foreign currencies were 21% and 18% in the three months ended June 30, 2007 and 2006, respectively, and 22% and 18% in the six months ended June 30, 2007 and 2006, respectively. Sales denominated in euros were 21% and 17% in the three months ended June 30, 2007 and 2006, respectively, and 22% and 17% in the six months ended June 30, 2007 and 2006, respectively. Sales denominated in yen were 1% and 1% in the three months ended June 30, 2007 and 2006, respectively, and 1% and 1% in the six months ended June 30, 2007 and 2006, respectively. Costs denominated in foreign currencies, primarily the euro, were 51% and 53% in the three months ended June 30, 2007 and 2006, respectively, and 53% and 52% in the six months ended June 30, 2007 and 2006, respectively.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 22% and 26% of our accounts receivable are denominated in foreign currency as of June 30, 2007 and December 31, 2006, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 37% and 48% of our accounts payable were denominated in foreign currency as of June 30, 2007 and December 31, 2006, respectively. Approximately 56% and 60% of our debt obligations were denominated in foreign currency as of June 30, 2007 and December 31, 2006, respectively.
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
     From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. Atmel and the individual defendants have each moved to dismiss the consolidated amended complaint on various grounds. On July 16, 2007, the Court issued an order dismissing the complaint but granting the plaintiffs leave to file an amended complaint. The Court’s order did not set a deadline for the plaintiffs to file an amended complaint. The state derivative cases have also been consolidated. In April 2007, a consolidated derivative complaint was filed in the state court action, and the Company moved to stay it. The court granted Atmel’s motion to stay on June 14, 2007. Atmel believes that the filing of the derivative actions was unwarranted and intends to vigorously contest them.
     On March 23, 2007, Atmel filed a complaint in the U.S. District Court for the Northern District of California against George Perlegos and Gust Perlegos. In the lawsuit, Atmel asserts that the Perlegoses used false and misleading proxy materials in violation of Section 14(a) of the federal securities laws to wage their proxy campaign to replace Atmel’s President and Chief Executive Officer and all of Atmel’s independent directors. Further, Atmel asserts that the Perlegos group, in violation of federal securities laws, failed to file a Schedule 13D as required, leaving stockholders without the information about the Perlegoses and their plans that is necessary for stockholders to make an informed assessment of the Perlegoses’ proposal. In its complaint, Atmel has asked the Court to require the Perlegoses to comply with their disclosure obligations, and to enjoin them from using false and misleading statements to improperly solicit proxies as well as from voting any Atmel shares acquired during the period the Perlegoses were violating their disclosure obligations under the federal securities laws. On April 11, 2007, George Perlegos and Gust Perlegos filed a counterclaim with respect to such matters in the U.S. District Court for the Northern District of California seeking an injunction (a) prohibiting Atmel from making false and misleading statements and (b) requiring Atmel to publish and publicize corrective statements, and requesting an award of reasonable expenses and costs of this action. Atmel disputed this counterclaim. On July 3, 2007, this action, including the counterclaim, was dismissed.
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
     In January 2007, Quantum World Corporation filed a patent infringement suit in the United States District Court, Eastern District of Texas naming Atmel as a co-defendant, along with a number of other electronics manufacturing companies. The plaintiff claims that the asserted patents allegedly cover a true random number generator and that the patents are infringed by the manufacture, use importation and offer for sale of certain Atmel products. The suit seeks damages for infringement and recovery of attorneys’ fees and costs incurred. In March 2007, Atmel filed a counterclaim for declaratory relief that the patents are neither infringed nor valid. Atmel believes that the filing of this action is without merit and intends to vigorously defend against this action.
     In March 2006, Atmel filed suit against AuthenTec in the United States District Court, Northern District of California, San Jose Division, alleging infringement of U.S. Patent No. 6,289,114, and on November 1, 2006, Atmel filed a First Amended Complaint adding claims for infringement of U.S. Patent No. 6,459,804 (the “’804 Patent”). In November 2006, AuthenTec answered denying liability and counterclaimed seeking a declaratory judgment of non-infringement and invalidity, its attorneys’ fees and other relief. In April 2007, AuthenTec filed an action against Atmel for declaratory relief in the United States District Court for the Middle District of Florida that the patents asserted against it by Atmel in the action pending in the Northern District of California are neither infringed nor valid, and amended that complaint in May 2007 to add claims for declaratory relief that the ’804 Patent is unenforceable, alleged interference with business relationships, and abuse of process. Authentec seeks declaratory relief and unspecified damages. On June 25, 2007, the action pending in the Middle District of Florida was transferred to the Northern District of California. On July 3, 2007, Atmel filed an answer to the claims for declaratory relief that the patents were neither valid nor infringed, and also added counterclaims of infringement. Also on July 3, 2007, Atmel moved to dismiss the remaining claims for declaratory relief that the ’804 Patent is unenforceable, alleged interference with business relationships, and alleged abuse of process. On August 2, 2007 the parties agreed to the dismissal with prejudice of Authentec’s claims for allged interference with business relationships and alleged abuse of process. The parties also agreed to grant Authentec leave to amend its counterclaim to add the claim for alleged unenforceability of the ’804 Patent. Atmel believes that AuthenTec’s claims are without merit and intends to vigorously pursue and defend these actions.
     From time to time, the Company may be notified of claims that the Company may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.
     Indemnification Obligations
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
     The Audit Committee investigation into our historical stock option practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses. The resulting restatements have had a material adverse effect on our results of operations. We have recorded additional non-cash, stock-based compensation expense of $116 million for the periods from 1993 to 2005 (excluding the impact of related payroll and income taxes). In addition, several lawsuits have been filed against us, our current directors and officers and certain of our former directors and officers relating to our historical stock option practices and related accounting. See Part II, Item 1 Legal Proceedings, for a more detailed description of these proceedings. We may become the subject of additional private or government actions regarding these matters in the future. These actions are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.
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
AS A RESULT OF INCREASED DEPENDENCE ON THIRD PARTY MANUFACTURERS, WE MAY INCUR INVENTORY EXCESSES OR SHORTAGES
     As we increase our reliance on third party manufacturers and subcontractors, we acknowledge that the lead times required by such foundries have increased in recent years and is likely to increase in the future. However, market conditions and intense competition in the semiconductor industry require that we be prepared to ship products to our customers with much shorter lead times. Consequently, to have product inventory to meet potential customer purchase orders, we may have to place purchase orders for wafers from our manufacturers in advance of having firm purchase orders from our customers, which from time-

to-time will cause us to have an excess or shortage of wafers for a particular product. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If we cancel a purchase order, we may have to pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. As a result of the long lead-time for manufacturing wafers and the increase in “just in time” ordering by customers, semiconductor companies from time-to-time may need to record additional expense for the write-down of excess inventory. Significant write-downs of excess inventory could have a material adverse effect on our consolidated financial condition and results of operations.
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
     When we take an order denominated in a foreign currency we may receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. Conversely, when we incur a cost denominated in a foreign currency we may pay more dollars than initially anticipated if that local currency strengthens against the dollar before we pay the costs. In addition to reducing revenues or increasing our costs, this risk can negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, a negative impact on expenses can be partially offset by a positive impact on revenues. Sales denominated in European currencies, and yen as a percentage of net revenues were 21% and 18% in the three months ended June 30, 2007 and 2006, respectively, and 22% and 18% in the six months ended June 30, 2007 and 2006, respectively. Operating expenses denominated in foreign currencies as a percentage of total operating expenses, primarily the euro, were 51% and 53% in the three months ended June 30, 2007 and 2006, respectively, and 53% and 52% in the six months ended June 30, 2007 and 2006, respectively. We also face the risk that our accounts receivable denominated in foreign currencies could be devalued if such foreign currencies weaken quickly and significantly against the dollar. Conversely, we face the risk that our accounts payable denominated in foreign currencies could increase in value if such foreign currencies strengthen against the dollar.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 22% and 26% of our accounts receivable are denominated in foreign currency as of June 30, 2007 and December 31, 2006, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 37% and 48% of our accounts payable were denominated in foreign currency as of June 30, 2007 and December 31, 2006, respectively. Approximately 56% and 60% of our debt obligations were denominated in foreign currency as of June 30, 2007 and December 31, 2006, respectively.
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
     We continue to evaluate the existing restructuring and asset impairment reserves related to previously implemented restructuring plans. As a result, there may be additional restructuring charges or reversals of previously established reserves. However, we may incur additional restructuring and asset impairment charges in connection with any restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results. See Notes 6 and 8 to Notes to Condensed Consolidated Financial Statements for further discussion.
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
WE MAY BE SUBJECT TO ADVERSE FINDINGS FROM ADDITIONAL AUDIT COMMITTEE INVESTIGATIONS INTO IMPROPER BUSINESS PRACTICES.
     In addition to the investigation into stock option granting practices, the Audit Committee of Atmel’s Board of Directors, with the assistance of independent legal counsel and forensic accountants, conducted independent investigations into (a) certain proposed investments in high yield securities that were being contemplated by our former Chief Executive Officer during the period from 1999 to 2002 and bank transfers related thereto, and (b) alleged payments from certain of our customers to employees at one of our Asian subsidiaries. The Audit Committee has completed its investigations, including its review of the impact on our condensed consolidated financial statements for the three and six months ended June 30, 2007 and prior periods, and concluded that there was no impact on such consolidated financial statements. However, we can give no assurances that subsequent information will not be discovered that may cause the

Audit Committee to reopen such reviews. In addition, government agencies, including local authorities in Asia, may initiate their own review into these and related matters. At this time, we cannot predict the outcome of such reviews, if any. An adverse finding in any of these matters could lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the NASDAQ Global Select Market, and result in additional management time being diverted and additional legal and other costs that could have a material adverse effect on our business, financial condition and results of operations.
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
OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.
     Sales to customers outside the U.S. accounted for 86% and 85% of net revenues in the three months ended June 30, 2007 and 2006, respectively, and 87% and 84% in the six months ended June 30, 2007 and 2006, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:
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
     Approximately 21% and 18% of our net revenues in the three months ended June 30, 2007 and 2006, respectively, and 22% and 18% of our net revenues in the six months ended June 30, 2007 and 2006, respectively, were denominated in foreign currencies. Approximately 50% and 52% of net revenues were generated in Asia in the three months ended June 30, 2007 and 2006, respectively, and 50% and 52% of net revenues were generated in Asia in the six months ended June 30, 2007 and 2006, respectively.
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
     As of June 30, 2007, our total debt was $126 million, compared to $169 million at December 31, 2006. Our long-term debt less current portion to equity ratio was 0.05 and 0.06 at June 30, 2007 and December 31, 2006, respectively. Increases in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

     Certain of our debt facilities contain terms that subject us to financial and other covenants. We were in compliance with our covenants as of June 30, 2007. We were previously not in compliance with covenants requiring timely filing of U.S. GAAP financial statements as of June 30, 2007, and, as a result, requested waivers from our lenders to avoid default under these facilities. Waivers were not received from all lenders, and as a result, we had previously classified $23 million of non-current liabilities to current liabilities on our condensed consolidated balance sheet as of December 31, 2006.
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
WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.
     Although in July 2006 we sold our Grenoble, France, subsidiary and in December 2006 we announced our plan to sell the Heilbronn and North Tyneside fabrication facilities, we intend to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. Currently, we expect our total capital expenditures for 2007 total approximately $75 million. We may seek additional equity or debt financing to fund operations or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.
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
     We adopted SFAS No. 123R effective January 1, 2006, using the modified prospective transition method and our condensed consolidated financial statements as of June 30, 2007 and December 31, 2006 are based on this method. In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123R.
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
     Income from continuing operations in the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006 was reduced by stock-based compensation expense of $3 million, $3 million, $7 million and $5 million, respectively, calculated in accordance with SFAS No. 123R.
OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY IMPACT OUR CASH POSITION AND OPERATING CAPITAL.
     We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Long-term pension benefits payable totaled $51 million and $53 million at June 30, 2007 and December 31, 2006, respectively. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits to be paid for 2007 is estimated to be approximately $1 million. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     At our Special Meeting of Stockholders held on May 18, 2007, 353,581,646 shares of Common Stock, or 72% of the total outstanding shares, were voted. The table below presents the voting results with respect to the proposal to remove five directors of the Company, which proposal was not adopted by the stockholders:

	Total Votes	Total Votes
	for	Against	Total
	Removal	Removal	Abstentions
Pierre Fougere	59,401,302	276,483,756	17,696,588
Dr. Chaiho Kim	139,262,895	196,685,221	17,633,530
Steven Laub	58,850,232	276,706,418	18,024,996
David Sugishita	59,275,527	276,674,489	17,631,630
T. Peter Thomas	61,859,498	274,027,560	17,694,588
     The table below presents the voting results with respect to the proposal to elect nominees proposed by George Perlegos to fill vacancies created by the removal of the five directors listed above, which proposal was not adopted by the stockholders:

		Total Votes
	Total Votes	Against
	for Each	Each	Total
	Nominee	Nominee	Abstentions
Brian S. Bean	142,967,466	188,752,478	21,861,702
Joseph F. Berardino	60,109,934	188,752,478	104,719,234
Bernd U. Braune	60,004,992	188,752,478	108,824,176
Dr. John D. Kubiatowicz	60,011,277	188,752,478	104,817,891
George A. Vandeman	59,999,643	188,752,478	104,829,525
Item 5. Other Information
     None.
Item 6. Exhibits
     The following Exhibits have been filed with, or incorporated by reference into, this Report:
10.1	Description of Amendment of Certain Option Agreements (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 12, 2007).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION

(Registrant)

August 9, 2007	/s/ STEVEN LAUB

Steven Laub
President & Chief Executive Officer
(Principal Executive Officer)

August 9, 2007	/s/ ROBERT AVERY

Robert Avery
Vice President Finance & Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
10.1	Description of Amendment of Certain Option Agreements (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 12, 2007).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.