Form 10-Q
period 2007-09-30
ATMEL CORP
filed 2007-11-08
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2007
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
Yes ☐     No ☑
On October 31, 2007, the Registrant had 449,107,234 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2007

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except par value)	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$199,080	$410,480
Short-term investments	52,146	56,264
Accounts receivable, net of allowance for doubtful accounts of $3,204 and $3,605, respectively	226,317	227,031
Inventories	348,793	339,799
Other current assets	75,882	118,965

Total current assets	902,218	1,152,539
Fixed assets, net	582,872	602,290
Non-current assets held for sale	—	35,040
Intangible and other assets, net	21,036	28,670

Total assets	$1,506,126	$1,818,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$83,755	$108,651
Trade accounts payable	115,364	162,408
Accrued and other liabilities	241,987	277,461
Deferred income on shipments to distributors	18,628	18,856

Total current liabilities	459,734	567,376
Long-term debt less current portion	22,062	60,333
Other long-term liabilities	222,389	236,936

Total liabilities	704,185	864,645

Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 448,876 at September 30, 2007 and 488,844 at December 31, 2006	449	489
Additional paid-in capital	1,187,424	1,418,004
Accumulated other comprehensive income	139,733	107,237
Accumulated deficit	(525,665)	(571,836)

Total stockholders’ equity	801,941	953,894

Total liabilities and stockholders’ equity	$1,506,126	$1,818,539

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net revenues	$418,097	$431,734	$1,213,657	$1,262,006

Operating expenses
Cost of revenues	269,063	280,176	783,044	845,038
Research and development	63,609	75,181	200,174	217,892
Selling, general and administrative	58,518	50,206	184,458	149,881
Charges for grant repayments	1,189	—	1,189	—
Restructuring charges	1,386	—	528	151
Asset impairment recovery	(1,057)	—	(1,057)	—

Total operating expenses	392,708	405,563	1,168,336	1,212,962

Income from operations	25,389	26,171	45,321	49,044
Interest and other income (expenses), net	1,299	1,692	2,888	(5,571)

Income from continuing operations before income taxes	26,688	27,863	48,209	43,473
Provision for income taxes	(10,135)	(5,603)	(2,038)	(19,516)

Income from continuing operations	16,553	22,260	46,171	23,957
Income from discontinued operations, net of income taxes	—	1,679	—	12,969
Gain on sale of discontinued operations, net of income taxes	—	100,332	—	100,332

Net income	$16,553	$124,271	$46,171	$137,258

Basic net income per share:
Income from continuing operations	$0.03	$0.04	$0.09	$0.05
Income from discontinued operations, net of income taxes	—	0.00	—	0.02
Gain on sale of discontinued operations, net of income taxes	—	0.21	—	0.21

Net income	$0.03	$0.25	$0.09	$0.28

Weighted-average shares used in basic net income per share calculations	485,540	488,303	487,731	486,935

Diluted net income per share:
Income from continuing operations	$0.03	$0.04	$0.09	$0.05
Income from discontinued operations, net of income taxes	—	0.00	—	0.02
Gain on sale of discontinued operations, net of income taxes	—	0.21	—	0.21

Net income	$0.03	$0.25	$0.09	$0.28

Weighted-average shares used in diluted net income per share calculations	489,791	494,066	492,747	492,698

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2007	2006
Cash flows from operating activities
Net income	$46,171	$137,258
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	94,425	175,483
Gain on sale of discontinued operations	—	(109,838)
Gain on sale of fixed assets and businesses	(1,657)	(2,571)
Asset impairment recovery	(1,057)	—
Other non-cash losses	2,017	1,625
Provision (recovery) for doubtful accounts receivable	(45)	115
Accrued interest on zero coupon convertible debt	—	2,819
Accrued interest on other long-term debt	526	1,276
Stock-based compensation	11,506	6,571
Changes in operating assets and liabilities
Accounts receivable	809	(10,238)
Inventories	(5,677)	(13,873)
Current and other assets	46,948	4,352
Trade accounts payable	(18,005)	29,714
Accrued and other liabilities	(70,293)	48,389
Deferred income on shipments to distributors	(228)	3,198

Net cash provided by operating activities	105,440	274,280

Cash flows from investing activities
Acquisitions of fixed assets	(53,339)	(63,591)
Proceeds from the sale of fixed assets and businesses	3,000	3,795
Proceeds from sale of discontinued operations, net	—	125,912
Proceeds from sale of manufacturing facilities, net of selling costs	34,714	—
Proceeds from the sale of interest in privately-held companies	—	1,799
Acquisitions of intangible assets	—	(209)
Purchases of short-term investments	(7,743)	(18,286)
Sales or maturities of short-term investments	12,276	9,157

Net cash provided by (used in) investing activities	(11,092)	58,577

Cash flows from financing activities
Principal payments on capital leases and other debt	(68,615)	(98,446)
Proceeds from equipment financing and other debt	—	25,000
Repurchase of convertible notes	—	(145,515)
Repurchase of common stock	(250,111)	—
Proceeds from issuance of common stock	8,044	11,206

Net cash used in financing activities	(310,682)	(207,755)

Effect of exchange rate changes on cash and cash equivalents	4,934	76

Net increase (decrease) in cash and cash equivalents	(211,400)	125,178

Cash and cash equivalents at beginning of period	410,480	300,323

Cash and cash equivalents at end of period	$199,080	$425,501

Supplemental cash flow disclosures:
Interest paid	$6,393	$10,807
Income taxes paid, net	12,585	6,105
Decreases in accounts payable related to fixed asset purchases	(13,600)	(315)
Fixed assets acquired under capital leases	—	3,243
The accompanying notes are an integral part of these Condensed Consolidated Financial statements.

Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data and percentages)
(Unaudited)
Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or “Atmel”) and its subsidiaries as of September 30, 2007 and the results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. All intercompany balances have been eliminated. Because all of the disclosures required by U.S. generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006. The December 31, 2006 year-end condensed consolidated balance sheet data was derived from the audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.
     In the third quarter of 2006, the Company completed the divestiture of its Grenoble, France, subsidiary. Results from the Grenoble subsidiary are excluded from the amounts from continuing operations for the three and nine months ended September 30, 2006 disclosed herein, and have been classified as Results from Discontinued Operations. See Note 7 for further discussion.
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
Reclassifications
     Certain prior-year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current presentation. The Company reclassified “non-current assets held for sale” totaling $88,757 on the condensed consolidated balance sheets as of December 31, 2006 to “fixed assets, net” for $87,941 and “intangible and other assets, net” for $816. In addition, as of December 31, 2006, the Company reclassified “liabilities related to assets held for sale” totaling $63,553 to “trade accounts payable” in the amount of $17,329 and “accrued and other liabilities” in the amount of $46,224 on the condensed consolidated balance sheets. The Company also reclassified debt and capital lease obligations totaling $70,340 from “liabilities related to assets held for sale” to “current portion of long-term debt” and $313 from “non-current liabilities related to assets held for sale” to “long-term debt less current portion” on the condensed consolidated balance sheets as of December 31, 2006. These reclassifications did not affect the prior period’s total current assets, total assets, total current liabilities, total long-term liabilities, stockholders’ equity, net loss or cash flow from operations. See Note 8 for further discussion of assets held for sale.
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

	September 30,	December 31,
(in thousands)	2007	2006
Raw materials and purchased parts	$22,741	$13,434
Work-in-process	249,075	245,760
Finished goods	76,977	80,605

	$348,793	$339,799

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2007	2006	2007	2006
Cost of revenues	$771	$2,854	$1,217	$6,628
Research and development expenses	5,041	3,013	14,384	7,827

Total	$5,812	$5,867	$15,601	$14,455

Stock-Based Compensation
     Upon adoption of SFAS No. 123R, the Company reassessed its equity compensation valuation method and related assumptions. The Company’s determination of the fair value of share-based payment awards on the date of grant utilizes an option-pricing model and is impacted by its common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors (expected period between stock option vesting date and stock option exercise date).
     Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 included a combination of awards granted prior to January 1, 2006 and awards granted subsequent to January 1, 2006. For stock-based awards granted prior to January 1, 2006, the Company attributes the value of stock-based compensation, determined under SFAS No. 123R, to expense using the accelerated multiple-option approach. Compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the three and nine months ended September 30, 2007 and 2006 includes the impact of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to 2006, the Company accounted for forfeitures as they occurred. The adoption of SFAS No. 123R requires the Company to reflect the net cumulative impact of estimating forfeitures in the determination of period expense by reversing the previously recognized cumulative compensation expense related to those forfeitures, rather than recording forfeitures when they occur as previously permitted. The Company did not record this cumulative impact upon adoption, as the amount was insignificant. Stock options granted in periods prior to 2006 were measured based on SFAS No. 123 requirements, whereas stock options granted subsequent to January 1, 2006 were measured based on SFAS No. 123R requirements. See Note 9 for further discussion.
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
Note 2 SHORT-TERM INVESTMENTS
     Short-term investments as of September 30, 2007 and December 31, 2006 primarily comprise of U.S. and foreign corporate debt securities, U.S. Government and municipal agency debt securities, commercial paper, and guaranteed variable annuities.
     All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not determined to be “other than temporary” are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income. Realized gains or losses are recorded based on the specific identification method. During the three and nine months ended September 30, 2007 and 2006, the Company’s realized gains or losses on short-term investments were not material. The carrying amount of the Company’s investments is shown in the table below:

	September 30, 2007		December 31, 2006
(in thousands)	Book Value	Market Value	Book Value	Market Value
U.S. Government debt securities	$107	$107	$1,400	$1,396
State and municipal debt securities	3,450	3,450	3,450	3,450
Corporate equity securities	87	1,035	87	892
Corporate debt securities and other obligations	46,254	47,554	49,170	50,526

	$49,898	$52,146	$54,107	$56,264
Unrealized gains	2,260	—	2,176	—
Unrealized losses	(12)	—	(19)	—

Net unrealized gains	2,248	—	2,157	—

Total	$52,146	$52,146	$56,264	$56,264

     The Company considers the unrealized losses in the table above not to be “other than temporary” due primarily to their nature, quality and short-term holding.
     Contractual maturities (at book value) of available-for-sale debt securities as of September 30, 2007, were as follows:

Due within one year	$8,676
Due in 1-5 years	4,054
Due in 5-10 years	—
Due after 10 years	37,168

Total	$49,898

     Atmel has classified all investments with maturity dates of 90 days or more as short-term since it has the ability to redeem them within the year.

Note 3 INTANGIBLE ASSETS
     Intangible assets as of September 30, 2007, consisted of the following:

	Gross	Accumulated	Net
(in thousands)	Assets	Amortization	Assets
Core/licensed technology	$89,439	$(87,149)	$2,290

Total Intangible Assets	$89,439	$(87,149)	$2,290

     Intangible assets as of December 31, 2006, consisted of the following:

	Gross	Accumulated	Net
(in thousands)	Assets	Amortization	Assets
Core/licensed technology	$89,581	$(83,557)	$6,024

Total Intangible Assets	$89,581	$(83,557)	$6,024

     Amortization expense for intangible assets for the three months ended September 30, 2007 and 2006 totaled $942 and $1,597, respectively, and amortization expense for the nine months ended September 30, 2007 and 2006 totaled $3,543 and $4,763, respectively.
     The following table presents the estimated future amortization of the intangible assets:

Years Ending December 31:
(in thousands)
2007 (October 1 through December 31)	$960
2008	1,100
2009	175
2010	55
2011	—

Total future amortization	$2,290

Note 4 BORROWING ARRANGEMENTS
     Information with respect to Atmel’s debt and capital lease obligations as of September 30, 2007 and December 31, 2006 is shown in the following table:

	September 30,	December 31,
(in thousands)	2007	2006
Various interest-bearing notes	$41,371	$80,550
Bank lines of credit	25,000	25,000
Capital lease obligations	39,446	63,434

Total	$105,817	$168,984
Less: current portion of long-term debt and capital lease obligation	(83,755)	(108,651)

Long-term debt and capital lease obligations due after one year	$22,062	$60,333

     Maturities of debt and capital lease obligations are as follows:

Years Ending December 31:
(in thousands)
2007 (October 1 through December 31)	$48,345
2008	44,728
2009	7,171
2010	6,055
2011	4,923
Thereafter	3,724

114,946
Less: amount representing interest	(9,129)

Total	$105,817

     Certain of the Company’s debt facilities contain terms that subject the Company to financial and other covenants. The Company was in compliance with its covenants as of September 30, 2007, except for the non-compliance with one financial covenant related to a revolving line of credit. This default provision, if not cured during the applicable cure period, may also trigger cross default provisions on other debt and capital leases that are classified as current liabilities as of September 30, 2007. The Company expects to regain compliance during the cure period stated in the borrowing agreement.
      The Company was not in compliance with covenants requiring timely filing of U.S. GAAP financial statements as of December 31, 2006, and, as a result, the Company requested waivers from its lenders to avoid default under these facilities. Waivers were not received from all lenders, and as a result, the Company had previously classified $22,544 of non-current liabilities as current liabilities on the condensed consolidated balance sheet as of December 31, 2006. As a result of the Company’s return to compliance to the related financial and filing requirement covenants in June 2007, these liabilities are classified as non-current liabilities as of September 30, 2007.
     On June 30, 2006, the Company entered into a 3-year term loan agreement for $25,000 with a European bank to finance equipment purchases. The interest rate on this loan is based on the London Interbank Offered Rate (“LIBOR”) plus 2.5%. Principal repayments are to be made in equal quarterly installments beginning September 30, 2006. The loan is collateralized by the financed assets and is subject to certain cross-default provisions. As of September 30, 2007, the outstanding balance on the term loan was $14,583 and was classified as an interest bearing note in the summary debt table above. The Company has classified the entire amount of this loan within current liabilities as of September 30, 2007 as it intends to pay off this term loan in the next twelve months in connection with the sale of assets at our North Tyneside facility.
     On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165,000 with certain European lenders. This facility is secured by the Company’s non-U.S. trade receivables. At September 30, 2007, the amount available under this facility was up to approximately $119,000, based on eligible non-U.S. trade receivables. Borrowings under the facility bear interest at LIBOR plus 2% per annum, while the undrawn portion is subject to a commitment fee of 0.375% per annum. The terms of the facility subject the Company to certain financial and other covenants and cross-default provisions. As of September 30, 2007, there were no amounts outstanding under this facility. Commitment fees and amortization of up-front fees paid related to the Facility for the three and nine months ended September 30, 2007 totaled $324 and $1,051, respectively, and for the three and nine months ended September 30, 2006 totaled $323 and $727, respectively, and are included in interest and other expenses, net, in the condensed consolidated statements of operations.
     In September 2005, the Company obtained a $15,000 term loan with a domestic bank. This term loan matures in September 2008. The interest rate on this term loan is LIBOR plus 2.25%. In December 2004, the Company had obtained a term loan with the same domestic bank in the amount of $20,000. Concurrent to this, the Company established a $25,000 revolving line of credit with this domestic bank, which has been extended until September 2008. The term loan matures in December 2007. The interest rate on the revolving line of credit is determined by the Company and must be either the domestic bank’s prime rate or LIBOR plus 2%. The interest rate on the term loan is 90-day euro Interbank Offered Rate (“EURIBOR”) plus 2.0%. All U.S. domestic account receivable balances secure amounts borrowed. The revolving line of credit and both term loans require the Company to meet certain financial ratios and to comply with other covenants on a periodic basis. As of September 30, 2007, the full $25,000 of the revolving line of credit was outstanding and $6,787 of the term loans was outstanding and was classified as an interest bearing note in the summary debt table above. The Company was not in compliance with one financial covenant for the revolving line of credit as of September 30, 2007. The Company expects to regain compliance during the cure period stated in the borrowing agreement.
     In June 2005, the Company entered into a euro 43,156 ($52,237) term loan agreement with a domestic bank. The interest rate is fixed at 4.10%. The Company has pledged certain manufacturing equipment as collateral. The loan is required to be repaid in equal installments of euro 3,841 ($4,649) per calendar quarter commencing on September 30, 2005, with the final payment due on June 28, 2008. As of September 30, 2007, the outstanding balance on the loan was $16,065 and was classified as an interest-bearing note in the summary debt table above.

     In February 2005, the Company entered into an equipment financing arrangement in the amount of euro 40,685 ($54,005) which is repayable in quarterly installments over three years. The stated interest rate is EURIBOR plus 2.25%. This equipment financing is collateralized by the financed assets. As of September 30, 2007, the balance outstanding under the arrangement was $10,186 and was classified as a capital lease.
     In September 2004, the Company entered into a euro 32,421 ($40,274) loan agreement with a European bank. The loan is to be repaid in equal principal installments of euro 970 ($1,205) per month plus interest on the unpaid balance, with the final payment due on October 1, 2007. The interest rate is fixed at 4.85%. The Company has pledged certain manufacturing equipment as collateral. This note requires Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis. As of September 30, 2007, the outstanding balance on the loan was $1,373 and was classified in current liabilities as an interest-bearing note in the summary debt table above.
     The Company’s remaining $31,823 in outstanding debt obligations as of September 30, 2007 is comprised of $29,260 in capital leases and $2,563 in an interest bearing note.
     Included within the outstanding debt obligations are $77,775 of variable-rate debt obligations where the interest rates are based on either the LIBOR plus a spread ranging from 2.0% to 2.5% or the short-term EURIBOR plus a spread ranging from 0.9% to 2.25%. Approximately $63,808 of the Company’s total debt obligations have cross default provisions.
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
     The aggregate net pension expense relating to the two plan types for the three and nine months ended September 30, 2007 and 2006, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2007	2006	2007	2006
Service costs-benefits earned during the period	$660	$719	$1,955	$2,241
Interest cost on projected benefit obligation	621	593	1,832	1,796
Amortization of actuarial losses (gains)	(75)	135	108	419

Net pension cost	$1,206	$1,447	$3,895	$4,456

Distribution of pension costs
Continuing operations	$1,206	$1,401	$3,895	$4,139
Discontinued operations	—	46	—	317

Net pension cost	$1,206	$1,447	$3,895	$4,456

     Amounts for the three and nine months ended September 30, 2006 have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary in July 2006. Results from the Grenoble subsidiary were classified within Results from Discontinued Operations for the three and nine months ended September 30, 2006. See Note 7 for further discussion.
     The Company expects to make $1,130 in benefit payments in 2007. As of September 30, 2007, the Company had paid approximately $471.

     The Company’s pension liability represents the present value of estimated future benefits to be paid. With respect to the Company’s unfunded plans in Europe, during 2007, an increase in the discount rate assumption and an increase in inflation rate assumptions and an adjustment for retirement age used to calculate the present value of the pension obligation resulted in a decrease in the pension liability of $8,894. This resulted in a benefit net of tax, of $6,227, which was credited to accumulated other comprehensive income in stockholders’ equity in the condensed consolidated balance sheet during the nine months ended September 30, 2007, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”
Note 6 RESTRUCTURING CHARGES
     The following tables summarize the activity related to the accrual for restructuring charges detailed by event for the three and nine months ended September 30, 2007 and 2006.

	December 31,			Currency	March 31,			Currency	June 30,			Currency	September 30,
	2006			Translation	2007	Charges/		Translation	2007	Charges/		Translation	2007
(in thousands)	Accrual	Charges	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual

Third quarter of 2002
Termination of contract with supplier	$8,896	$—	$(249)	$—	$8,647	$(3,071)	$(3,984)	$—	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2005
Nantes fabrication facility sale	115	—	—	—	115	(27)	—	—	88	—	(90)	2	—
Fourth quarter of 2006
Employee termination costs	7,490	1,782	(1,743)	41	7,570	458	(3,899)	111	4,240	1,386	(3,094)	284	2,816

Total 2007 activity	$16,501	$1,782	$(1,992)	$41	$16,332	$(2,640)	$(7,883)	$111	$5,920	$1,386	$(3,184)	$286	$4,408

	December 31,			March 31,		June 30,		September 30,
	2005			2006		2006		2006
(in thousands)	Accrual	Charges	Payments	Accrual	Payments	Accrual	Payments	Accrual

Third quarter of 2002
Termination of contract with supplier	$9,833	$—	$(217)	$9,616	$(251)	$9,365	$(225)	$9,140
Third quarter of 2005
Employee termination costs	1,246	—	(497)	749	(672)	77	(77)	—
Fourth quarter of 2005
Nantes fabrication facility sale	1,310	—	(873)	437	(204)	233	(113)	120
Employee termination costs	1,223	—	(704)	519	(492)	27	(27)	—
First quarter of 2006
Employee termination costs	—	151	(5)	146	(65)	81	(81)	—

Total 2006 activity	$13,612	$151	$(2,296)	$11,467	$(1,684)	$9,783	$(523)	$9,260

2007 Restructuring Charges
     During the three and nine months ended September 30, 2007, the Company continued to implement the restructuring initiatives announced from 2002 to 2006 and recorded a net restructuring charge of $1,386 and $528, respectively, consisting primarily of the following:
•	Charges of $506 and $2,508 for the three and nine months ended September 30, 2007, respectively, related to one-time minimum statutory termination benefits recorded in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS No. 112).

•	Charges of $914 and $2,050 for the three and nine months ended September 30, 2007, respectively, related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities” (“SFAS No. 146”).

•	A credit of $34 and $932 in the three and nine months ended September 30, 2007 related to changes in estimates of termination benefits originally recorded in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS No. 112”).

•	A credit of $3,071 in the nine months ended September 30, 2007 related to the settlement of a long-term gas supply contract for which the accrual was $12,437, originally recorded in the third quarter of 2002. On May 1, 2007, in connection with the sale of the Irving, Texas facility, the Company paid $5,600 to terminate this contract, of which $1,700 was reimbursed by the buyer of the facility. The remaining balance of $1,592 is expected to be paid upon the commencement of volume manufacturing activity by the buyer in 2008.

2006 Restructuring Activities
     In the first quarter of 2006, the Company incurred $151 in restructuring charges primarily comprised of severance and one-time termination benefits.
     In the three and nine months ended September 30, 2007, the Company paid $3,094 and $8,736 related to employee termination costs, respectively. In the three and nine months ended September 30, 2006, the Company paid $185 and $2,620 related to employee termination costs, respectively.
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
     Included in other currents assets on the condensed consolidated balance sheet as of September 30, 2007 is an outstanding receivable balance due from e2v of $1,779 related to payments advanced to e2v to be collected from customers of e2v by Atmel. The transitioning of the collection of trade receivables on behalf of e2v is expected to be completed in 2007.
     The following table shows the components of the gain from the sale of Discontinued Operations, net of taxes, recognized upon the sale:

(in thousands)
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

     The following table summarizes results from Discontinued Operations for the periods indicated included in the condensed consolidated statement of operations:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2006
Net revenues	$10,584	$79,871
Operating costs and expenses	7,246	57,509

Income from discontinued operations, before income taxes	3,338	22,362
Gain on sale of discontinued operations, before income taxes	109,838	109,838

Income from and gain on sale of discontinued operations	113,176	132,200
Less: provision for income taxes — income from discontinued operations	(1,659)	(9,393)
Less: provision for income taxes — gain on sale of discontinued operations	(9,506)	(9,506)

Income from and gain on sale of discontinued operations, net of income taxes	$102,011	$113,301

Income from and gain on sale of discontinued operations, net of income taxes, per share:
Basic	$0.21	$0.23

Diluted	$0.21	$0.23

Weighted-average shares used in basic income per share calculations	488,303	486,935

Weighted-average shares used in diluted income per share calculations	494,066	492,698

Note 8 ASSETS HELD FOR SALE AND ASSET IMPAIRMENT RECOVERY
     Under Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) the Company assesses the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. The Company measures the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. The Company classifies long-lived assets to be disposed of other than by sale as held and used until they are disposed, including assets not available for immediate sale in their present condition. The Company reports assets and liabilities to be disposed of by sale under the caption of “held for sale” and recognizes those assets and liabilities on the condensed consolidated balance sheet at the lower of carrying amount or fair value, less cost to sell. Assets classified as held for sale are not depreciated.
North Tyneside, United Kingdom, and Heilbronn, Germany, Facilities
     In December 2006, the Company announced its decision to sell its wafer fabrication facilities in North Tyneside, United Kingdom, and Heilbronn, Germany. It is expected these actions will increase manufacturing efficiencies by better utilizing remaining wafer fabrication facilities, while reducing future capital expenditure requirements. The Company had previously classified assets of the North Tyneside site with a net book value of $88,757 (excluding cash and inventory which will not be included in any sale of the facility) as assets held-for-sale on the condensed consolidated balance sheet as of December 31, 2006. Following the announcement of intention to sell the facility in the fourth quarter of 2006, the Company assessed the fair market value of the facility compared to the carrying value recorded. The fair value was determined using a market-based valuation technique and estimated future cash flows. The Company recorded a net impairment charge of $72,277 in the quarter ended December 31, 2006 related to the write-down of long lived assets to their estimated fair values, less costs to dispose of the assets. The charge included an asset write-down of $170,002 for equipment, land and buildings, offset by related currency translation adjustment associated with the assets, of $97,725, as the Company intends to sell its United Kingdom subsidiary, which contains the facility, and hence the currency translation adjustment related to the assets is included in the impairment calculation.
     The Company acquired the North Tyneside, United Kingdom, facility in September 2000, including an interest in 100 acres of land and the fabrication facility of approximately 750,000 square feet, for approximately $100,000. The Company will have the right to acquire title to the land in 2016 for a nominal amount. The Company sold 40 acres in 2002 for $13,900. The Company subsequently purchased additional manufacturing equipment and then recorded an asset impairment charge of $317,927 in the second quarter of 2002 to write-down the carrying value of equipment in the fabrication facilities in North Tyneside, United Kingdom, to its estimated fair value. The estimate of fair value was made based on management’s best estimates based on a number of factors.

     On October 8, 2007, the Company entered into definitive agreements to sell certain wafer fabrication equipment and real property at North Tyneside to Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) and Highbridge Business Park Limited (“Highbridge”) for a total of approximately $124,000. The disposal group previously classified as held for sale included all fabrication equipment and all liabilities of the North Tyneside legal entity. Upon entering into the agreements noted above, the Company determined that certain equipment and all of the related liabilities were no longer included in the disposal group. As a result, the Company reassessed whether the assets to be sold in this transaction continued to meet the criteria for classification as held for sale as of September 30, 2007. The Company concluded that the assets to be sold under the above agreements were no longer available for immediate sale in their present condition as the terms of the these agreements require the Company to perform significant additional steps, including the dismantling, decommissioning and testing of the wafer fabrication equipment before TSMC will accept transfer of title of the purchased equipment, as well as the delivery of a vacated building to Highbridge. The Company had previously expected to sell the assets in the form of the transfer of the legal entity and then enter into a further supply agreement for product wafers with the buyer. However, the agreements noted above require termination of production efforts in order to deliver assets in the condition specified by the buyers. The Company has determined that it needs to continue to operate the facility in order to build sufficient inventory as a result of the closure of the North Tyneside facility, and therefore cannot deliver the assets to be sold in the conditions specified in the sales agreements until production activity is concluded, which is not expect to occur until early 2008. In accordance with SFAS No. 144, the Company determined that the assets to be sold to TSMC and Highbridge did not meet the criteria for assets held for sale at September 30, 2007. These assets were reclassified as held and used, and were measured at the lower of their adjusted carrying amounts or fair values less cost to sell as of September 30, 2007.
     Assets removed from the disposal group and expected to be retained were reclassified by the Company to assets held and used as of September 30, 2007. In accordance with SFAS No. 144, these assets are reported individually at the lower of their respective carrying amount before they were initially classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had these assets been continuously classified as held and used or the fair value at the date of the subsequent decision not to sell. As a result of this reclassification, the Company recorded a credit of $1,057 related to the recovery of previous impairment charges recorded for these assets in the third quarter of 2007. This credit was included within Asset Impairment Recovery on the condensed consolidated statements of operations.
     The Heilbronn, Germany, facility did not meet the criteria for classification as held for sale as of September 30, 2007 and December 31, 2006, due to uncertainties relating to the likelihood of completing the sale within the next twelve months. Long-lived assets of this facility at September 30, 2007 and at December 31, 2006, respectively, remain classified as held and used. After an assessment of expected future cash flows generated by the Heilbronn, Germany facility, the Company concluded that no impairment exists.
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
     The Company classified the assets of Irving, Texas, facility of $35,040 as held for sale during the quarter ended December 31, 2006. The Irving facility did not qualify as discontinued operations as it is an idle facility and does not constitute a component of an entity in accordance with SFAS No. 144.
     On May 1, 2007, the Company sold its Irving, Texas, wafer fabrication facility for $36,500 in cash ($34,714, net of selling costs). The sale of the facility includes 39 acres of land, the fabrication facility building, and related offices, and remaining equipment. An additional 17 acres was retained by the Company. No significant gain or loss was recorded upon the sale of the facility.
Note 9 STOCK-BASED COMPENSATION
Option and Employee Stock Purchase Plans
     Atmel has two stock option plans — the 1986 Stock Plan and the 2005 Stock Plan (an amendment and restatement of the 1996 Stock Plan). The 1986 Stock Plan expired in April 1996. The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of September 30, 2007, of the 56,000 shares authorized for issuance under the 2005 Stock Plan, 8,434 shares of common stock remain available for grant. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly or grant options to purchase common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

     Activity under Atmel’s 1986 Stock Plan and 2005 Stock Plan is set forth below:

			Outstanding Options		Weighted-
			Exercise	Aggregate	Average
	Available	Number of	Price	Exercise	Exercise Price
(in thousands, except per share data)	for Grant	Options	per Share	Price	per Share
Balances, December 31, 2006	13,300	31,320	$1.68-$24.44	181,480	$5.79
Options granted	(608)	608	5.20-6.05	3,632	5.97
Options forfeited	221	(221)	1.98-19.81	(1,111)	5.03
Options exercised	—	—		—

Balances, March 31, 2007	12,913	31,707	$1.68-$24.44	184,001	5.80
Options granted	(470)	470	$5.17-$5.67	2,639	5.62
Options forfeited	303	(304)	$1.98-$18.13	(2,164)	6.34
Options exercised	—	(224)	$1.68-$5.75	(616)	2.75

Balances, June 30, 2007	12,746	31,649	$1.68-$24.44	183,860	$5.81
Restricted stock issued	(1,000)	—		—	—
Options granted	(5,535)	5,535	$4.74-$5.69	26,768	4.84
Options forfeited	2,223	(2,223)	$1.77-$24.44	(17,292)	7.78
Options exercised	—	(2,928)	$1.68-$5.75	(7,479)	2.55

Balances, September 30, 2007	8,434	32,033	$1.68-$24.44	185,857	$5.80

     Of the 1,000 restricted stock units issued, 250 units were vested during the third quarter of 2007. The 250 units had a fair value of $1,220 on the vesting date. The aggregate intrinsic value of stock options exercised was $8,698 and $9,353 in the three and nine months ended September 30, 2007, respectively.
     The following table summarizes the stock options outstanding at September 30, 2007:

Options Outstanding					Options Exercisable
(in thousands, except for price and contractual life data)
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Term (years)	Price	Value	Exercisable	Term (years)	Price	Value
$1.68-2.11	3,629	4.29	$2.07	$11,214	2,670	4.01	$2.06	$8,277
2.13-3.29	3,249	7.36	3.05	6,855	1,391	7.33	2.99	3,018
3.33-4.70	1,100	5.02	4.02	1,254	737	3.72	3.92	914
4.74-4.74	3,393	9.80	4.74	1,425	63	9.88	4.74	26
4.77-4.92	3,427	9.35	4.90	891	451	8.80	4.88	126
4.95-5.73	4,306	8.76	5.50	—	972	7.94	5.39	—
5.75-5.91	3,380	5.76	5.76	—	2,429	5.82	5.76	—
5.96-6.27	633	8.85	6.08	—	215	8.12	6.13	—
6.28-6.28	3,547	9.13	6.28	—	398	9.22	6.28	—
6.41-24.44	5,369	3.17	11.52	—	5,319	3.25	11.56	—

$1.68-24.44	32,033	6.94	$5.80	$21,639	14,645	4.97	$6.80	$12,361

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.25%	4.60%	4.34%	4.70%
Expected life (years)	5.64	6.07	5.70	6.06
Expected volatility	58%	69%	59%	70%
Expected dividend yield	0%	0%	0%	0%
     The Company’s weighted-average assumptions during the three and nine months ended September 30, 2007 and 2006 were determined in accordance with SFAS No. 123R and are further discussed below.
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
     The weighted-average estimated fair values of options granted in the three months ended September 30, 2007 and 2006 were $2.74 and $3.54, respectively. The weighted-average estimated fair values of options granted in the nine months ended September 30, 2007 and 2006 were $2.88 and $3.44, respectively.
Employee Stock Purchase Plan
     Under the 1991 Employee Stock Purchase Plan (“ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation. There were no purchases under the ESPP for the three and nine months ended September 30, 2007. There were no ESPP offering period that began in the three and nine months ended September 30, 2006. Of the 42,000 shares authorized for issuance under this plan, 9,320 shares were available for issuance at September 30, 2007.
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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007
Risk-free interest rate	4.09%	4.09%
Expected life (years)	0.50	0.50
Expected volatility	34%	34%
Expected dividend yield	—	—

     The components of the Company’s stock-based compensation expense, net of amounts capitalized in inventory, for the three and nine months ended September 30, 2007 and 2006 are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2007	2006	2007	2006
Employee stock options	$3,097	$1,498	$9,651	$6,481
Employee stock purchase plan	205	—	205	302
Non-employee stock option modifications	—	—	—	120
Restricted Stock	1,648	—	1,648	—
Amounts liquidated from (capitalized in) inventory	(57)	12	2	(332)

	$4,893	$1,510	$11,506	$6,571

     SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation expense incurred during the three and nine months ended September 30, 2007 or 2006, as the Company believes it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.
     The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock and employee stock purchases under SFAS No. 123R for the three and nine months ended September 30, 2007 and 2006, which was recorded as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2007	2006	2007	2006
Cost of revenues	$487	$562	$1,488	$1,512
Research and development	647	329	2,136	1,607
Selling, general and administrative	3,759	619	7,882	3,452

Total stock-based compensation expense, before income taxes	4,893	1,510	11,506	6,571
Tax benefit	—	—	—	—

Total stock-based compensation expense, net of income taxes	$4,893	$1,510	$11,506	$6,571

     Non-employee stock-based compensation expense (based on fair value) included in net income for the three and nine months ended September 30, 2006 was $0 and $120, respectively. There was no non-employee stock-based compensation expense for the three and nine months ended September 30, 2007.
     As of September 30, 2007, total unearned compensation expense related to nonvested stock options, net of estimated forfeitures, was approximately $44,377, excluding forfeitures, and is expected to be recognized over the next 1.9 years calculated on a weighted average basis.
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

     The components of accumulated other comprehensive income at September 30, 2007 and December 31, 2006, net of tax are as follows:

	September 30,	December 31,
(in thousands)	2007	2006
Foreign currency translation	$136,944	$110,766
Acturial gains (losses) related to defined benefit pension plan	541	(5,686)
Net unrealized gains on investments	2,248	2,157

Total accumulated other comprehensive income	$139,733	$107,237

     The components of comprehensive income for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2007	2006	2007	2006
Net income	$16,553	$124,271	$46,171	$137,258

Other comprehensive income (loss):
Foreign currency translation adjustments	11,905	(7,576)	26,178	48,426
Changes in acturial gains (losses) related to defined benefit pension plans	3,357	(2,401)	6,227	980
Unrealized gains (losses) on investments	137	(52)	91	1,077

Other comprehensive income (loss)	15,399	(10,029)	32,496	50,483

Total comprehensive income	$31,952	$114,242	$78,667	$187,741

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
     A reconciliation of the numerator and denominator of basic and diluted net income per share for both continuing and discontinued operations is provided as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2007	2006	2007	2006
Income from continuing operations	$16,553	$22,260	$46,171	$23,957
Income from discontinued operations, net of income taxes	—	1,679	—	12,969
Gain on sale of discontinued operations, net of income taxes	—	100,332	—	100,332

Net income	$16,553	$124,271	$46,171	$137,258

Weighted-average common shares — basic	485,540	488,303	487,731	486,935
Incremental common shares and share equivalents	4,251	5,763	5,016	5,763

Weighted-average common shares — diluted	489,791	494,066	492,747	492,698

Earnings per share:
Basic
Income from continuing operations	$0.03	$0.04	$0.09	$0.05
Income from discontinued operations, net of income taxes	—	0.00	—	0.02
Gain on sale of discontinued operations, net of income taxes	—	0.21	—	0.21

Net income per share — basic	$0.03	$0.25	$0.09	$0.28

Diluted
Income from continuing operations	$0.03	$0.04	$0.09	$0.05
Income from discontinued operations, net of income taxes	—	0.00	—	0.02
Gain on sale of discontinued operations, net of income taxes	—	0.21	—	0.21

Net income per share — diluted	$0.03	$0.25	$0.09	$0.28

     The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income per share, as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2007	2006	2007	2006
Employee stock options outstanding	32,208	27,924	31,911	28,332
Incremental common shares and share equivalents	(4,251)	(5,763)	(5,016)	(5,763)

Incremental common shares and share equivalents excluded from per share calculation	27,957	22,161	26,895	22,569

Common stock equivalent shares associated with:
Convertible notes due 2018	—	—	—	11
Convertible notes due 2021	—	—	—	1,747

Total weighted-average potential shares excluded from per share calculation	27,957	22,161	26,895	24,327

     The calculation of dilutive or potentially dilutive common shares related to the Company’s convertible securities considers the conversion features associated with these securities. Conversion features were considered, as at the option of the holders, the 2018 and 2021 convertible notes are convertible at any time, into the Company’s common stock at the rate of 55.932 shares per $1 (one thousand dollars) principal amount and 22.983 shares per $1 (one thousand dollars) principal amount, respectively. In this scenario, the “if converted” calculations are based upon the average outstanding convertible note balance for the three and nine months ended September 30, 2006 and the respective conversion ratios. These convertible notes were redeemed in full in 2006.
Note 12 INTEREST AND OTHER INCOME (EXPENSES), NET
     Interest and other income (expenses), net, is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2007	2006	2007	2006
Interest and other income	$3,806	$4,852	$14,222	$13,099
Interest expense	(2,802)	(4,324)	(9,345)	(16,300)
Foreign exchange transaction gains (losses)	295	1,164	(1,989)	(2,370)

Total	$1,299	$1,692	$2,888	$(5,571)

     For the three and nine months ended September 30, 2006, interest and other income (expenses), net related to the Company’s Grenoble, France, subsidiary and included in Discontinued Operations totaled $64 and $541, respectively (see Note 7 for further discussion).
Note 13 INCOME TAXES
     For the three and nine months ended September 30, 2007, the Company recorded an income tax expense of $10,135 and $2,038, respectively, compared to an income tax expense of $5,603 and $19,516 for the three and nine months ended September 30, 2006.
     The provision for income taxes for these periods was first determined using the annual effective tax rate method for Atmel entities that are profitable. Entities that had operating losses with no tax benefit were excluded. As a result, excluding the impact of discrete tax events during the quarter, the provision for income taxes was at a higher consolidated effective rate than would have resulted if all entities were profitable or if losses produced tax benefits.
     During the quarter ended March 31, 2007 and the nine months ended September 30, 2007, the Company recognized a tax benefit of $19,549 resulting from the refund of French research tax credits for years 1999 through 2002, which was received during the quarter. In addition, in the three months ended March 31, 2007, the Hong Kong tax authorities completed a review of the Company’s tax returns for the years 2001 through 2004, which resulted in no adjustments. As a result, during the quarter ended March 31, 2007 and the nine months ended September 30, 2007, the Company recognized a tax benefit relating to a tax refund of $1,500 received in prior years that had been previously accrued as a tax contingency.

     On August 17, 2007, Germany passed new tax legislation which will decrease the corporate income tax rate. The decrease in the corporate income tax rate is effective for years beginning after January 1, 2008. Due to the prospective change in the corporate income tax rate, deferred tax assets related to the German operations were revalued resulting in a $1,182 charge to tax expense in the quarter.
     In 2005, the Internal Revenue Service (“IRS”) proposed adjustments to the Company’s U.S. income tax returns for the years 2000 and 2001. In January 2007, after subsequent discussions with the Company, the IRS revised the proposed adjustments for these years. The Company has protested these proposed adjustments and is currently pursuing administrative review with the IRS Appeals Division.
     In May 2007, the IRS proposed adjustments to the Company’s U.S. income tax returns for the years 2002 and 2003. The Company filed a protest to these proposed adjustments and is pursuing administrative review with the IRS Appeals Division.
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
     On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Upon review of the Company’s reserves, there were no changes to its reserves for uncertain tax positions upon adoption. At the adoption date of January 1, 2007, the Company had $176,309 of unrecognized tax benefits, all of which would affect its income tax expense if recognized. Material changes in unrecognized tax benefits in the nine months ended September 30, 2007 totaling $21,049 are described above.
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
     The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007, the Company had approximately $30,866 of accrued interest and penalties related to uncertain tax positions. Interest and penalties of $5,371 have been expensed in the nine months ended September 30, 2007.

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
     The Company’s wafer manufacturing facilities fabricate integrated circuits for segments as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. Because segments are defined by the products they design and sell, they do not make sales to each other. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance. Certain product families have been reassigned between the ASIC and Microcontroller segments as part of reorganization efforts to improve organizational efficiency. As a result, prior period net revenues and income from operating segments have been reclassified to conform to the current period presentation of operating segment information.
Information about Reportable Segments

		Micro-	Nonvolatile	RF and
(in thousands)	ASIC	Controllers	Memories	Automotive	Total
Three months ended September 30, 2007
Net revenues from external customers	$128,200	$118,610	$96,829	$74,458	$418,097
Segment income from operations	1,430	11,560	7,034	6,883	26,907
Three months ended September 30, 2006
Net revenues from external customers	$127,035	$107,275	$93,587	$103,837	$431,734
Segment income (loss) from operations	(8,731)	17,234	10,651	7,017	26,171

		Micro-	Nonvolatile	RF and
(in thousands)	ASIC	Controllers	Memories	Automotive	Total
Nine months ended September 30, 2007
Net revenues from external customers	$363,695	$337,251	$271,969	$240,742	$1,213,657
Segment income (loss) from operations	(21,431)	19,822	30,238	17,352	45,981
Nine months ended September 30, 2006
Net revenues from external customers	$374,822	$309,678	$282,431	$295,075	$1,262,006
Segment income (loss) from operations	(45,369)	50,077	23,042	21,445	49,195

     Amounts for the three and nine months ended September 30, 2006 have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary in July 2006. For the three and nine months ended September 30, 2006, net revenues related to this subsidiary and included in Discontinued Operations totaled $10,584 and $79,871, respectively. These amounts were previously reported in the Company’s ASIC operating segment. See Note 7 for further discussion.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2007	2006	2007	2006
Total segment income from operations	$26,907	$26,171	$45,981	$49,195
Unallocated amounts:
Charges for grant repayments	(1,189)	—	(1,189)	—
Restructuring charges	(1,386)	—	(528)	(151)
Asset impairment (charges) credits	1,057	—	1,057	—

Consolidated income from operations	$25,389	$26,171	$45,321	$49,044

     Geographic sources of revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2007	2006	2007	2006
United States	$59,140	$61,397	$165,138	$190,564
Germany	58,224	52,570	169,425	145,099
France	39,781	42,001	116,222	122,885
United Kingdom	7,292	6,028	23,912	19,147
Japan	23,147	15,129	71,086	42,660
China, including Hong Kong	96,346	88,033	266,614	260,432
Singapore	35,792	70,341	119,771	201,511
Rest of Asia-Pacific	54,810	55,666	147,834	157,024
Rest of Europe	37,648	36,501	118,407	111,904
Rest of the World	5,917	4,068	15,248	10,780

Total net revenues	$418,097	$431,734	$1,213,657	$1,262,006

     Net revenues are attributed to countries based on delivery locations.
     Locations of long-lived assets as of September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
(in thousands)	2007	2006
United States	$142,733	$159,998
Germany	30,461	30,733
France	277,376	285,469
United Kingdom	107,667	108,510
Asia-Pacific	27,511	19,915
Rest of Europe	11,429	12,095

Total	$597,177	$616,720

     At December 31, 2006, long-lived assets totaling $35,040 classified as held for sale, and excluded from the table above, were located in the United States.

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
Purchase Commitments
     At September 30, 2007, the Company had outstanding capital purchase commitments of $5,415. The Company also has a supply agreement obligation with a subsidiary of XbyBus SAS, a French Corporation, of $16,998 for wafer purchases through 2008.
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
     On August 7, 2006, George Perlegos, Atmel’s former President and Chief Executive Officer, and Gust Perlegos, Atmel’s former Executive Vice President, Office of the President, filed three actions in Delaware Chancery Court against Atmel and some of its officers and directors under Sections 211, 220 and 225 of the Delaware General Corporation Law. In the Section 211 action, plaintiffs alleged that on August 6, 2006, the Board of Directors wrongfully cancelled or rescinded a call for a special meeting of Atmel’s stockholders, and sought an order requiring the holding of the special meeting of stockholders. In the Section 225 action, plaintiffs alleged that their termination was the product of an invalidly noticed board meeting and improperly constituted committees acting with gross negligence and in bad faith. They further alleged that there was no basis in law or fact to remove them from their positions for cause, and sought an order declaring that they continue in their positions as President and Chief Executive Officer, and Executive Vice President, Office of the President, respectively. The Section 225 action concluded with the court finding that the plaintiffs had not demonstrated any right to hold any office of Atmel. For both actions, plaintiffs sought costs, reasonable attorneys’ fees and any other appropriate relief. The Section 220 action, which sought access to corporate records, was dismissed in 2006.

     Regarding the Section 211 action, a trial was held in October 2006, the court held argument in December 2006, issued a Memorandum Opinion in February 2007, and granted a Final Order on March 15, 2007. The Court ruled in favor of the plaintiffs with regards to calling a Special Meeting of Stockholders. The Perlegoses subsequently made a motion in the Chancery Court for attorneys’ fees and expenses, based on their having prevailed in the Section 211 action. On October 8, 2007, that motion was withdrawn, thus ending the proceeding, and the parties are in the process of filing a proposed final order on the matter.
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
     From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. Atmel and the individual defendants have each moved to dismiss the consolidated amended complaint on various grounds. On July 16, 2007, the Court issued an order dismissing the complaint but granting the plaintiffs leave to file an amended complaint. In August 2007, the plaintiffs filed an amended complaint, and the Company and individual defendants moved to dismiss it. The state derivative cases have also been consolidated. In April 2007, a consolidated derivative complaint was filed in the state court action, and the Company moved to stay it. The court granted Atmel’s motion to stay on June 14, 2007. Atmel believes that the filing of the derivative actions was unwarranted and intends to vigorously contest them.
     On March 23, 2007, Atmel filed a complaint in the U.S. District Court for the Northern District of California against George Perlegos and Gust Perlegos. In the lawsuit, Atmel asserted that the Perlegoses used false and misleading proxy materials in violation of Section 14(a) of the federal securities laws to wage their proxy campaign to replace Atmel’s President and Chief Executive Officer and all of Atmel’s independent directors. Further, Atmel asserted that the Perlegos group, in violation of federal securities laws, failed to file a Schedule 13D as required, leaving stockholders without the information about the Perlegoses and their plans that is necessary for stockholders to make an informed assessment of the Perlegoses’ proposal. In its complaint, Atmel asked the Court to require the Perlegoses to comply with their disclosure obligations, and to enjoin them from using false and misleading statements to improperly solicit proxies as well as from voting any Atmel shares acquired during the period the Perlegoses were violating their disclosure obligations under the federal securities laws. On April 11, 2007, George Perlegos and Gust Perlegos filed a counterclaim with respect to such matters in the U.S. District Court for the Northern District of California seeking an injunction (a) prohibiting Atmel from making false and misleading statements and (b) requiring Atmel to publish and publicize corrective statements, and requesting an award of reasonable expenses and costs of this action. Atmel disputed this counterclaim. On July 3, 2007, this action, including the counterclaim, was dismissed.
     In October 2006, an action was filed in First Instance labour court, Nantes, France on behalf of 46 former employees of Atmel’s Nantes facility, claiming that the sale of the Nantes facility to MHS (XbyBus SAS) in December 2005 was not a valid sale, and that these employees should still be considered employees of Atmel, with the right to claim social benefits from Atmel. The action is for unspecified damages. A hearing took place on October 17, 2007 and Atmel is awaiting judgment. Atmel believes that the filing of this action is without merit and intends to vigorously defend this action.
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

     In March 2006, Atmel filed suit against AuthenTec in the United States District Court, Northern District of California, San Jose Division, alleging infringement of U.S. Patent No. 6,289,114, and on November 1, 2006, Atmel filed a First Amended Complaint adding claims for infringement of U.S. Patent No. 6,459,804 (the “‘804 Patent”). In November 2006, AuthenTec answered denying liability and counterclaimed seeking a declaratory judgment of non-infringement and invalidity, its attorneys’ fees and other relief. In April 2007, AuthenTec filed an action against Atmel for declaratory relief in the United States District Court for the Middle District of Florida that the patents asserted against it by Atmel in the action pending in the Northern District of California are neither infringed nor valid, and amended that complaint in May 2007 to add claims for declaratory relief that the ‘804 Patent is unenforceable, alleged interference with business relationships, and abuse of process. AuthenTec sought declaratory relief and unspecified damages. On June 25, 2007, the action pending in the Middle District of Florida was transferred to the Northern District of California. On July 3, 2007, Atmel filed an answer to the claims for declaratory relief that the patents were neither valid nor infringed, and also added counterclaims of infringement. Also on July 3, 2007, Atmel moved to dismiss the remaining claims for declaratory relief that the ‘804 Patent is unenforceable, alleged interference with business relationships, and alleged abuse of process. On August 2, 2007 the parties agreed to the dismissal with prejudice of AuthenTec’s claims for alleged interference with business relationships and alleged abuse of process. The parties also agreed to grant AuthenTec leave to amend its counterclaim to add the claim for alleged unenforceability of the ‘804 Patent. Atmel believes that AuthenTec’s claims are without merit and intends to vigorously pursue and defend these actions.
     On September 28, 2007, Matheson Tri-Gas filed suit in Texas state court in Dallas County. Plaintiff alleges a claim for breach of contract for alleged failure to pay minimum payments under a purchase requirements contract. Matheson seeks unspecified damages, pre- and post-judgment interest, attorneys’ fees and costs. The Company believes that Matheson’s claims are without merit and intends to vigorously defend this action.
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
     The following table summarizes the activity related to the product warranty liability during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2007	2006	2007	2006
Balance at beginning of period	$5,318	$5,386	$4,773	$6,184
Accrual for warranties during the period, net of change in estimates	2,275	(1,591)	5,873	141
Actual costs incurred	(1,708)	1,505	(4,761)	(1,025)

Balance at end of period	$5,885	$5,300	$5,885	$5,300

Guarantees
     During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either our subsidiaries or us. As of September 30, 2007, the maximum potential amount of future payments that we could be required to make under these guarantee agreements is approximately $12,000. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.
Note 16 ACCELERATED SHARE REPURCHASE PROGRAM
     On August 26, 2007, the Company entered into collared accelerated share repurchase transactions with each of Morgan Stanley & Co. Incorporated and Credit Suisse, New York Branch (the “dealers”) under which the Company intends to repurchase up to an aggregate of $250 million of its common stock. Pursuant to the terms of the transactions, the Company prepaid $125,000 to each dealer shortly after execution of the transactions, and the Company will purchase up to $125,000 of its common stock from each dealer. The aggregate number of shares actually purchased will be determined based on the volume weighted average share price of the Company’s common stock during a specified period of time, subject to certain provisions that establish a minimum and maximum number of shares that may be repurchased by the Company. In September 2007, the dealers delivered an aggregate of 43 million shares to the Company, which is the minimum number of shares to be repurchased by the Company. On November 5, 2007, the Company received approximately 2.8 million additional shares from Morgan Stanley & Co. Incorporated. The Company may receive additional shares from Credit Suisse, New York Branch depending on the average price of the Company’s common stock over a period of time following delivery of the minimum number of shares (no later than January 22, 2007), subject to a maximum number of shares. In certain circumstances the completion dates of the transactions may be shortened or extended from the periods described above. Shares repurchased under the transactions have been and will be retired.

     The payment of $250,000 was included in the cash flows from financing activities in the Company’s condensed consolidated statement of cash flows and was recorded as a reduction of additional paid-in capital in the Company’s condensed consolidated balance sheets.
Note 17 CHARGES FOR GRANT REPAYMENTS
     In the fourth quarter of 2006, the Company announced its intention to close its design facility in Greece and its intention to sell its manufacturing facility in North Tyneside, United Kingdom. The Company recorded a charge of $30,034 in the fourth quarter of 2006 associated with the expected repayment of subsidy grants previously received and recognized related to grant agreements with government agencies at these locations. The proceeds of the subsidy grants were originally recorded as either a reduction of cost of revenues or research and development expense when they were recognized during the period from 2001 to 2006. In the third quarter of 2007, the Company recorded additional accrued interest of $1,189 related to the expected grant repayments. All of these charges have been included in “Charges for Grant Repayments” on the condensed consolidated statements of operations. The Company previously recognized the subsidy grant benefits by year as follows:

		Research
	Cost of	and Development
	Revenues	Expenses	Total
2006	$6,607	$302	$6,909
2005	6,483	940	7,423
2004	4,181	409	4,590
2003	—	2,143	2,143
2002	—	2,086	2,086
2001	—	543	543

	$17,271	$6,423	23,694

Add: Accrued interest			1,908
Add: Impact of foreign exchange			4,432

Total liability at December 31, 2006			30,034
Add: Accrued interest in 2007			1,189
Add: Impact of foreign exchange			2,156

Total liability at September 30, 2007			$33,379

Note 18 SUBSEQUENT EVENTS
     On October 8, 2007, the Company entered into agreements with Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) and Highbridge Business Park Limited (“Highbridge) for the sale of the Company’s eight-inch wafer fabrication equipment and real property located in North Tyneside, United Kingdom for $124,000 as part of the Company’s strategic restructuring initiative undertaken in order to enhance profitability and accelerate the Company’s growth and reduce costs. The Company expects to record a gain of up to $40,000 for the sale of these assets and record related restructuring charges of up to $50,000 through the second quarter of 2008.
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
     We design, develop, manufacture and sell our products. We develop process technologies to ensure our products provide the maximum possible performance. During the nine months ended September 30, 2007, we manufactured approximately 94% of our products in our own wafer fabrication facilities.
     Our operating segments comprise: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive).
     Net revenues decreased by 3% to $418 million in the three months ended September 30, 2007, compared to $432 million in the three months ended September 30, 2006. Net revenues decreased by 4% to $1,214 million in the nine months ended September 30, 2007, compared to $1,262 million in the nine months ended September 30, 2006. These decreases were primarily a result of declines in our Nonvolatile Memory, RF and Automotive and ASIC segments, partially offset by growth in our Microcontroller segment for the nine months ended September 30, 2007. Nonvolatile Memory net revenues decreased in the nine months ended September 30, 2007 as flash memory products experienced lower revenue compared to the nine months ended September 30, 2006 due to competitive pricing pressures. The decrease in net revenues in the RF and Automotive segment for the three and nine months ended September 30, 2007 is primarily related to a decrease in shipment quantities for BiCMOS foundry products related to communication chipsets for CDMA phones, partially offset by growth in other Automotive products. The decrease in net revenues in the ASIC segment for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, is primarily due to reduced shipments of lower margin commodity telecommunication-market products.
     Gross margin improved to 35.6% and 35.5% in the three and nine months ended September 30, 2007, compared to 35.1% and 33.0% in the three and nine months ended September 30, 2006, respectively. These improvements were primarily due to a more favorable mix of higher margin products sold, improved manufacturing yields, as well as lower depreciation expense following the December 2006 reclassification of assets at our North Tyneside, UK facility as held for sale. However, gross margin was negatively impacted during these periods by unfavorable exchange rates as well as lower factory utilization rates, primarily for our North Tyneside, UK facility.
     We generated income from operations of $25 million in the three months ended September 30, 2007, compared to $26 million in the three months ended September 30, 2006. Income from operations was $45 million in the nine months ended September 30, 2007, compared to $49 million in the nine months ended September 30, 2006. The decrease in income from operations from the comparable prior periods to date resulted primarily from higher legal and accounting costs related to the special shareholder meeting and stock option and other investigations completed in the second quarter of 2007. These costs totaled approximately $20 million for the nine months ended September 30, 2007.

     Income tax expense totaled $10 million for the three months ended September 30, 2007, compared to $6 million for the three months ended September 30, 2006. Income tax expense results primarily from taxable income in our profitable foreign subsidiaries. As a result, the effective tax rate for the current quarter is higher than expected based on standard rates in effect in each taxable jurisdiction if all entities were operating at a profit. We recognized a benefit of $20 million resulting from the receipt of French research and development tax credits related to prior tax years in the first quarter of 2007, resulting in a net tax expense of $2 million for the nine months ended September 30, 2007, compared to $20 million for the nine months ended September 30, 2006.
     We generated positive cash flow from operations of $105 million for the nine months ended September 30, 2007, compared to $274 million for the same period in 2006. At September 30, 2007, our cash, cash equivalents and short-term investments totaled $251 million, down from $467 million at December 31, 2006, primarily due to $250 million we paid to repurchase 43 million shares of our common stock in the third quarter of 2007. Our total debt decreased to approximately $106 million at September 30, 2007, from $169 million at December 31, 2006. In addition, current liabilities were also reduced significantly to $460 million at September 30, 2007, compared to $567 million at December 31, 2006.
RESULTS OF OPERATIONS

	Three Months Ended
(in thousands, except percentage of net revenue	September 30, 2007		September 30, 2006
Net revenues	$418,097	100.0%	$431,734	100.0%

Gross profit	$149,034	35.6%	$151,558	35.1%
Research and development expenses	63,609	15.2%	75,181	17.4%
Selling, general and administrative expenses	58,518	14.0%	50,206	11.6%
Charges for grant repayments	1,189	0.3%	—	0.0%
Restructuring charges	1,386	0.3%	—	—
Asset impairment recovery	(1,057)	-0.3%	—	—

Income from continuing operations	$25,389	6.1%	$26,171	6.1%

	Nine Months Ended
(in thousands, except percentage of net revenue	September 30, 2007		September 30, 2006
Net revenues	$1,213,657	100.0%	$1,262,006	100.0%

Gross profit	$430,613	35.5%	$416,968	33.0%
Research and development expenses	200,174	16.5%	217,892	17.2%
Selling, general and administrative expenses	184,458	15.2%	149,881	11.9%
Charges for grant repayments	1,189	0.1%	—	0.0%
Restructuring charges	528	0.0%	151	0.0%
Asset impairment recovery	(1,057)	-0.1%	—	0.0%

Income from continuing operations	$45,321	3.7%	$49,044	3.9%

Net Revenues
     Net revenues decreased by 3% to $418 million in the three months ended September 30, 2007, compared to $432 million in the three months ended September 30, 2006. Net revenues decreased by 4% to $1,214 million in the nine months ended September 30, 2007, compared to $1,262 million in the nine months ended September 30, 2006. These decreases were primarily a result of declines in our Nonvolatile Memory and RF, Automotive and ASIC segments, partially offset by growth in our Microcontroller segment for the nine months ended September 30, 2007. Nonvolatile Memory net revenues decreased in the nine months ended September 30, 2007 as flash memory products experienced lower revenue compared to the nine months ended September 30, 2006 due to competitive pricing pressures and a decrease in shipment quantities. The decrease in net revenues in the RF and Automotive segment for the three and nine months ended September 30, 2007 is primarily related to a decrease in shipment quantities for BiCMOS foundry products related to communication chipsets for CDMA phones, partially offset by growth in other Automotive products. The decrease in net revenues in the ASIC segment for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, is primarily due to reduced shipments of lower margin commodity telecommunication-market products.

Net Revenues — By Operating Segment
     Our net revenues by segment for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 are summarized as follows:

	Three Months Ended
(in thousands)	September 30,	September 30,
Segment	2007	2006	Change	% Change
ASIC	$128,200	$127,035	$1,165	1%
Microcontroller	118,610	107,275	11,335	11%
Nonvolatile Memory	96,829	93,587	3,242	3%
RF and Automotive	74,458	103,837	(29,379)	-28%

Total net revenues	$418,097	$431,734	$(13,637)	-3%

	Nine Months Ended
(in thousands)	September 30,	September 30,
Segment	2007	2006	Change	% Change
ASIC	$363,695	$374,822	$(11,127)	-3%
Microcontroller	337,251	309,678	27,573	9%
Nonvolatile Memory	271,969	282,431	(10,462)	-4%
RF and Automotive	240,742	295,075	(54,333)	-18%

Total net revenues	$1,213,657	$1,262,006	$(48,349)	-4%

     Certain product families have been reassigned between the ASIC and Microcontroller segments to improve organizational efficiency. As a result, prior period net revenues and income from operating segments have been reclassified to conform to the current period presentation of operating segment information.
     Net revenue amounts for 2006 have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Net revenues from the Grenoble subsidiary of $11 million and $80 million for the three and nine months ended September 30, 2006 are excluded from consolidated net revenues, and are reclassified to Results from Discontinued Operations. See Note 7 to Notes to Condensed Consolidated Financial Statements for further discussion.
ASIC
     ASIC segment net revenues remained flat at $128 million in the three months ended September 30, 2007, compared to $127 million in the three months ended September 30, 2006. Sequentially, ASIC net revenues increased 3%, or $3 million, from $125 million of net revenues recorded during the three months ended June 30, 2007. ASIC segment net revenues decreased by 3% to $364 million in the nine months ended September 30, 2007, compared to $375 million in the nine months ended September 30, 2006, as smart card product net revenues declined $18 million, or 12%, imaging products net revenues declined $9 million or 94%, along with smaller declines for CPLS and aerospace business, compared to the nine months ended September 30, 2006, offset by an increase in net revenues in Crypto Memory products of $22 million or 140% during the nine months ended September 30, 2007. The decline in Smartcard products is primarily due to reduced shipments of lower margin commodity telecommunication products. The decline in revenues from imaging products resulted from the Company’s decision to exit this business, which was completed in the third quarter of 2007. The increase in Crypto Memory products resulted from increased adoption by customers in the personal computer market.

Microcontroller
     Microcontroller segment net revenues increased 11% to $119 million in the three months ended September 30, 2007, compared to $107 million in the three months ended September 30, 2006. Sequentially, microcontroller revenues increased 7%, or $8 million, from $111 million of net revenues recorded during the three months ended June 30, 2007. Microcontroller segment net revenues increased 9% or $27 million to $337 million in the nine months ended September 30, 2007, compared to $310 million in the nine months ended September 30, 2006. The growth in net revenues in the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 resulted primarily from new customer designs utilizing both our proprietary AVR microcontroller products as well as our ARM-based microcontroller products. AVR microcontroller revenue grew 17% and 11% in the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006. ARM-based microcontroller products revenue increased 29% and 26% for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006. Revenues for Microcontroller products have increased due to market share gains in the 8-bit microcontroller market and ARM-based microcontrollers, growth in the overall microcontroller market including recent high volume customer applications utilized in the consumer and industrial markets, and improved delivery times resulting from higher inventory levels and increased test capacity added during the first half of 2006. Overall demand for microcontrollers is driven by increased use of embedded control systems in consumer, industrial and automotive products.
Nonvolatile Memory
     Nonvolatile Memory segment revenues increased by 3% to $97 million in the three months ended September 30, 2007, compared to $94 million in the three months ended September 30, 2006. Sequentially, Non-volatile Memory revenues increased $8 million, or 9%, from $89 million of net revenues recorded during the three months ended June 30, 2007. Nonvolatile Memory segment revenues decreased by 4% to $272 million in the nine months ended September 30, 2007, compared to $282 million in the nine months ended September 30, 2006. The increase in nonvolatile memory segment revenues in the three months ended September 30, 2007 was primarily due to an increase in serial EEPROM-based product revenues, which increased 10% or $6 million, compared to the three months ended September 30, 2006, offset in part by reduced shipments of lower margin commodity flash memory products. The decrease in nonvolatile memory segment revenues in the nine months ended September 30, 2007 was primarily due to reduced shipments of lower margin commodity flash memory products, which decreased revenues by 16% or $18 million, compared to the nine months ended September 30, 2006, offset by an increase of 5% or $8 million in serial EEPROM-based product revenues. Markets for our nonvolatile memory products are more competitive than other markets we sell in, and as a result, our memory products are subject to greater declines in average selling prices than products in our other segments. Competitive pressures and rapid obsolescence of products are among several factors causing continued pricing declines in 2007. While pricing for serial EEPROM-based products remained steady, unit shipments increased by 14% and 6%, compared to the three and nine months ended September 30, 2006. This product family benefits from significant market share resulting from competitive pricing and a broad range of offerings. Conditions in the non volatile memory segment are expected to remain challenging for the foreseeable future. In an attempt to mitigate the pricing fluctuations in this market, we have shifted our focus away from lower margin commodity parallel Flash products, which tend to experience greater than average sales price fluctuations, to other serial interface nonvolatile memory products.
RF and Automotive
     RF and Automotive segment revenues decreased by 28% to $74 million in the three months ended September 30, 2007, compared to $104 million in the three months ended September 30, 2006. Sequentially, RF and Automotive revenues decreased $6 million, or 7%, from the $80 million recorded during the three months ended June 30, 2007. RF and Automotive segment revenues decreased by 18% to $241 million in the nine months ended September 30, 2007, compared to $295 million in the nine months ended September 30, 2006. These decreases in net revenues in the RF and Automotive segment are primarily related to reduced shipment quantities for BiCMOS foundry products related to communication chipsets for CDMA phones partially offset by growth in other automotive products. For the three and nine months ended September 30, 2007, net revenues decreased approximately $31 million and $67 million, respectively, for BiCMOS foundry products, offset by a $2 million and $13 million increase in net revenues, respectively, from other automotive products. Sequentially, BiCMOS foundry products decreased $3 million in the three months ended September 30, 2007, compared to the three months ended June 30, 2007.

Net Revenues — By Geographic Area
     Our net revenues by geographic areas for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 are summarized as follows (revenues are attributed to countries based on delivery locations):

	Three Months Ended
(in thousands)	September 30,	September 30,
Region	2007	2006	Change	% Change
United States	$59,140	$61,397	$(2,257)	-4%
Europe	142,945	137,100	5,845	4%
Asia	210,095	229,169	(19,074)	-8%
Other *	5,917	4,068	1,849	45%

Total net revenues	$418,097	$431,734	$(13,637)	-3%

	Nine Months Ended
(in thousands)	September 30,	September 30,
Region	2007	2006	Change	% Change
United States	$165,138	$190,564	$(25,426)	-13%
Europe	427,966	399,035	28,931	7%
Asia	605,305	661,627	(56,322)	-9%
Other *	15,248	10,780	4,468	41%

Total net revenues	$1,213,657	$1,262,006	$(48,349)	-4%

*	Primarily includes South Africa and Central and South America
     Net revenue amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Net revenues from the Grenoble subsidiary of $11 million and $80 million for the three and nine months ended September 30, 2006 are excluded from consolidated net revenues, and are reclassified to Results from Discontinued Operations. See Note 7 of Notes to Condensed Consolidated Financial Statements for further discussion.
     Sales outside the United States accounted for 86% of our net revenues in the three and nine months ended September 30, 2007, compared to 86% and 85% of our net revenues in the three and nine months ended September 30, 2006.
     Our sales in the United States decreased by $2 million, or 4%, in the three months ended September 30, 2007, compared to the three months ended September 30, 2006, and decreased by $25 million, or 13%, in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to United States based customers continuing to reduce deliveries to domestic operations and reduced shipments to United States based distributors.
     Our sales in Europe increased by $6 million, or 4%, in the three months ended September 30, 2007, compared to the three months ended September 30, 2006, and increased by $29 million, or 7%, in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to both higher volume shipments of ARM-based microcontrollers and automotive products, as well as higher revenues related to the increase in the value of the euro relative to the U.S. dollar.
     Our sales in Asia decreased by $19 million, or 8%, in the three months ended September 30, 2007, compared to the three months ended September 30, 2006, and decreased by $56 million, or 9% in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to reduced shipment quantities for BiCMOS foundry products related to communication chipsets for CDMA phones. For the three and nine months ended September 30, 2007, net revenues decreased approximately $31 million and $67 million, respectively, for BiCMOS foundry products. Sequentially, BiCMOS foundry products decreased $3 million in the three months ended September 30, 2007, compared to the three months ended June 30, 2007.
     The trend over the last several years has been an increase in revenues in Asia, while revenues from shipments to the United States and Europe have either declined or grown at a much slower rate. We believe that part of this shift reflects changes in customer manufacturing trends, with many customers increasing production in Asia due to lower labor costs. While revenues in Asia declined in 2007 compared to 2006, we expect that Asia revenues will grow more rapidly than other regions in the future. However, in the short-term our revenues in Asia may decrease further as we optimize our distributor base in Asia. It may take time for us to identify financially viable distributors and help them develop high quality support services. There can be no assurances that we will be able to manage this optimization process in an efficient and timely manner.

Revenues and Costs — Impact from Changes to Foreign Exchange Rates
     During the three months ended September 30, 2007 and 2006, 20% and 18% of net revenues were denominated in foreign currencies, primarily the euro. During the nine months ended September 30, 2007 and 2006, 22% and 18% of net revenues were denominated in foreign currencies, primarily the euro. Sales in euros amounted to approximately 20% and 17% of net revenues in the three months ended September 30, 2007 and 2006, respectively, and 21% and 17% of net revenues in the nine months ended September 30, 2007 and 2006, respectively. Sales in Japanese yen accounted for approximately 1% of net revenues in the three months ended September 30, 2007 and 2006, and 1% of net revenues in the nine months ended September 30, 2007 and 2006,.
     Average exchange rates utilized to translate foreign currency revenues and expenses were approximately $1.36 and approximately $1.34 to the euro for the three and nine months ended September 30, 2007, compared to approximately $1.28 and approximately $1.24 to the euro for the three and nine months ended September 30, 2006.
     During the three and nine months ended September 30, 2007, changes in foreign exchange rates had a favorable impact on revenue and an unfavorable impact on operating costs and income from operations since a greater portion of our operating expenses are denominated in foreign currencies than net revenues. Had average exchange rates remained the same during the three and nine months ended September 30, 2007 as the average exchange rates in effect for the three and nine months ended September 30, 2006, our reported revenues for the three and nine months ended September 30, 2007, would have been $4 million and $19 million lower. However, our foreign currency expenses exceed foreign currency revenues. For the three and nine months ended September 30, 2007, 47% and 51% of our operating expenses were denominated in foreign currencies, primarily the euro. Had average exchange rates for the three and nine months ended September 30, 2007 remained the same as the average exchange rates for the three and the nine months ended September 30, 2006, our operating expenses would have been $10 million and $43 million lower (for the three and nine months ended September 30, 2007 relating to cost of revenues of $6 million and $28 million, respectively; research and development expenses of $3 million and $11 million, respectively; and sales, general and administrative expenses of $1 million and $4 million, respectively). The net effect resulted in a decrease to income from operations of $6 million and $24 million in the three and nine months ended September 30, 2007 as a result of unfavorable exchange rates when compared to the three and nine months ended September 30, 2006.
Cost of Revenues and Gross Margin
     Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves and freight costs. Our gross margin as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.
     During the three and nine months ended September 30, 2007, gross margin improved to 35.6% and 35.5%, respectively, compared to 35.1% and 33.0% for the three and nine months ended September 30, 2006, respectively, primarily due to a more favorable mix of higher margin products sold, improved manufacturing yields, as well as lower depreciation expense following the December 2006 decision to reclassify assets at our North Tyneside, UK facility as held for sale. However, gross margin was negatively impacted by unfavorable exchange rates as well as lower factory utilization rates, primarily for our North Tyneside, UK, facility.
     In recent periods, average selling prices for certain semiconductor products have been below manufacturing costs, which has adversely affected our results of operations, cash flows and financial condition. Because inventory reserves are recorded in advance of when the related inventory is sold, subsequent gross margins in the period of sale may be higher than they would be absent the effect of the previous write-downs. The impact on gross margins of the sale of previously written down inventory was not material in the three and nine months ended September 30, 2007 and 2006. Our excess and obsolete inventory reserves taken in prior years relate to all of our product categories, while lower-of-cost or market reserves relate primarily to our non-volatile memory products and smart card products.
     We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a reduction to cost of revenues for such grants of $1 million and $3 million in the three months ended September 30, 2007 and 2006, respectively, and $1 million and $7 million in the nine months ended September 30, 2007 and 2006, respectively, following the elimination of grant benefits as a result of our December 2006 decision to sell our North Tyneside, UK facility.

Research and Development
     Research and development (“R&D”) expenses decreased by 15% to $64 million in the three months ended September 30, 2007, compared to $75 million in the three months ended September 30, 2006, and decreased by 8% to $200 million in the nine months ended September 30, 2007, compared to $218 million in the nine months ended September 30, 2006. The decrease in R&D expenses in the three months ended September 30, 2007, compared to the three months ended September 30, 2006 was primarily due to the lower cost of development wafers used in technology development of $2 million, lower depreciation and amortization expense of $4 million and higher research grant benefits of $2 million, offset in part by unfavorable impact of foreign exchange rate fluctuations of $3 million. The decrease in R&D expenses in the nine months ended September 30, 2007 from the nine months ended September 30, 2006 was primarily due the lower cost of development wafers used in technology development of $9 million, lower depreciation and amortization expense of $8 million and higher research grant benefits of $6 million, offset in part by unfavorable impact of foreign exchange rate fluctuations of $11 million. As a percentage of net revenues, R&D expenses totaled 15% and 17% for the three months ended September 30, 2007 and 2006, respectively, and 17% for the nine months ended September 30, 2007 and 2006.
     We have continued to invest in a variety of product areas and process technologies. We have also continued to purchase or license technology when necessary in order to bring products to market in a timely fashion. In the future, we expect to increase R&D investment in our core products, focusing on fewer but more profitable development projects. In addition, we expect to increase both salary and stock-based compensation expense in order to recruit and retain highly skilled engineering resources. We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve.
     We receive R&D grants from various European research organizations, the benefit of which is recognized as an offset to related costs. For the three months ended September 30, 2007, we recognized $5 million in research grant benefits, compared to $3 million recognized in the three months ended September 30, 2006. For the nine months ended September 30, 2007, we recognized $14 million in research grant benefits, compared to $8 million recognized for the nine months ended September 30, 2006.
Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses increased by 17% to $59 million in the three months ended September 30, 2007, compared to $50 million in the three months ended September 30, 2006, and by 23% to $184 million in the nine months ended September 30, 2007, compared to $150 million in the nine months ended September 30, 2006. The increase in SG&A expenses for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, was primarily due to an increase in stock option compensation charges of $3 million, higher employee salaries and benefits of $1 million, outside services of $1 million and unfavorable impact of foreign exchange rate fluctuations of $1 million. The increase in SG&A expenses for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, was primarily due to increased professional services expenses of $19 million primarily related to legal and accounting, increased employee salaries and benefits of $5 million, an increase in stock option compensation charges of $4 million and unfavorable impact of foreign exchange rate fluctuations of $4 million. As a percentage of net revenues, SG&A expenses totaled 14% and 12% for the three months ended September 30, 2007 and 2006, respectively, and 15% and 12% for the nine months ended September 30, 2007 and 2006, respectively.
Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using a Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period.
     Stock-based compensation was $5 million in the three months ended September 30, 2007, compared to $2 million in the three months ended September 30, 2006. Stock-based compensation was $12 million in the nine months ended September 30, 2007, compared to $7 million in the nine months ended September 30, 2006. Stock-based compensation has increased in 2007 due to stock option replenishment grants for our employees and equity awards related to recently hired executives.
Assets Held for Sale and Asset Impairment Recovery
     Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We present impairment charges as a separate line item within operating expenses in our condensed consolidated statements of operations. We classify long-lived assets to be disposed of other than by sale as “held-and-used” until they are disposed, including assets not available for immediate sale in their present condition. We report long-lived assets to be disposed of by sale under the caption of “held-for-sale” and recognize those assets on the condensed consolidated balance sheet at the lower of carrying amount or fair value less cost to sell. Assets classified as held for sale are not depreciated.
North Tyneside, United Kingdom, and Heilbronn, Germany, Facilities
     In December 2006, we announced our decision to sell our wafer fabrication facilities in North Tyneside, United Kingdom, and Heilbronn, Germany. It is expected these actions will increase manufacturing efficiencies by better utilizing remaining wafer fabrication facilities, while reducing future capital expenditure requirements. We have classified assets of the North Tyneside site with a net book value of $89 million (excluding cash and inventory, which will not be included in any sale of the facility) as assets held-for-sale on the condensed consolidated balance sheets as of December 31, 2006. Following the announcement of intention to sell the facility in the fourth quarter of 2006, we assessed the fair market value of the facility compared to the carrying value recorded. The fair value was determined using a market-based valuation technique and estimated future cash flows. We recorded a net impairment charge of $72 million in the quarter ended December 31, 2006 related to the write-down of long lived assets to their estimated fair values, less costs to dispose of the assets. The charge included an asset write-down of $170 million for equipment, land and buildings, offset by related currency translation adjustment associated with the assets, of $98 million, as we intend to sell our United Kingdom entity, which contains the facility, and hence the currency translation adjustment related to the assets is included in the impairment calculation.
     We acquired the North Tyneside, United Kingdom, facility in September 2000, including an interest in 100 acres of land and the fabrication facility of approximately 750,000 square feet, for $100 million. We will have the right to acquire title to the land in 2016 for a nominal amount. We sold 40 acres in 2002 for $14 million. We recorded an asset impairment charge of $318 million in the second quarter of 2002 to write-down the carrying value of equipment in the fabrication facilities in North Tyneside, United Kingdom, to its estimated fair value. The estimate of fair value was made based on management’s best estimates based on a number of factors.
     On October 8, 2007, we entered into definitive agreements to sell certain wafer fabrication equipment and real property at North Tyneside to Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) and Highbridge Business Park Limited (“Highbridge”) for a total of approximately $124 million. The disposal group previously classified as held for sale included all fabrication equipment and all liabilities of the North Tyneside legal entity. Upon entering into the agreements noted above, we determined that certain equipment and all of the related liabilities were no longer included in the disposal group. As a result, we reassessed whether the assets to be sold in this transaction continued to meet the criteria for classification as held for sale as of September 30, 2007. We concluded that the assets to be sold under the above agreements were no longer available for immediate sale in their present condition as the terms of the these agreements require us to perform significant additional steps, including the dismantling, decommissioning and testing of the wafer fabrication equipment before TSMC will accept transfer of title of the purchased equipment, as well as the delivery of a vacated building to Highbridge. We had previously expected to sell the assets in the form of the transfer of the legal entity and then enter into a further supply agreement for product wafers with the buyer. However, the agreements noted above require termination of production efforts in order to deliver assets in the condition specified by the buyers. We have determined that we need to continue to operate the facility in order to build sufficient inventory as a result of the closure of the North Tyneside facility, and therefore cannot deliver the assets to be sold in the conditions specified in the sales agreements until production activity is concluded, which is not expect to occur until early 2008. In accordance with SFAS No. 144, we determined that the assets to be sold to TSMC and Highbridge did not meet the criteria for assets held for sale at September 30, 2007. These assets were reclassified as held and used, and were measured at the lower of their adjusted carrying amounts or fair values less cost to sell as of September 30, 2007.
     Assets removed from the disposal group and expected to be retained were reclassified by us to assets held and used as of September 30, 2007. In accordance with SFAS No. 144, these assets are reported individually at the lower of their respective carrying amount before they were initially classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had these assets been continuously classified as held and used or the fair value at the date of the subsequent decision not to sell. As a result of this reclassification, we recorded a credit of $1 million related to the recovery of previous impairment charges recorded for these assets in the third quarter of 2007. This credit was included within Asset Impairment Recovery on the condensed consolidated statements of operations.

     The Heilbronn, Germany, facility did not meet the criteria for classification as held for sale as of September 30, 2007 and December 31, 2006, due to uncertainties relating to the likelihood of completing the sale within the next twelve months. Long-lived assets of this facility at September 30, 2007 and at December 31, 2006, respectively, remain classified as held and used. After an assessment of expected future cash flows generated by the Heilbronn, Germany facility, we concluded that no impairment exists.
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
     We classified the assets of the Irving, Texas, facility as held for sale of $35 million during the quarter ended December 31, 2006. The Irving facility did not qualify as discontinued operations as it is an idle facility and does not constitute a component of an entity in accordance with SFAS No. 144.
     On May 1, 2007, we sold our Irving, Texas, wafer fabrication facility for $37 million in cash ($35 million, net of selling costs). The sale of the facility includes 39 acres of land, the fabrication facility building, and related offices, and remaining equipment. An additional 17 acres was retained by us. No significant gain or loss was recorded upon the sale of the facility.
Charges for Grant Repayments
     In the fourth quarter of 2006, we announced our intention to close our design facility in Greece and our intention to sell our manufacturing facility in North Tyneside, United Kingdom. We recorded a charge of $30 million in the fourth quarter of 2006 associated with the expected repayment of subsidy grants previously received and recognized related to grant agreements with government agencies at these locations. The proceeds of the subsidy grants were originally recorded as either a reduction of cost of revenues or research and development expense when they were recognized during the period from 2001 to 2006. In the third quarter of 2007, we recorded additional accrual interest of $1 million related to the expected grant repayments. All of these charges have been included in “Charges for Grant Repayments” on the condensed consolidated statements of operations.
     See Note 17 to Notes to Condensed Consolidated Financial Statements for further discussion.
Restructuring Charges
     The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three and nine months ended September 30, 2007 and 2006.

	December 31,			Currency	March 31,			Currency	June 30,			Currency	September 30,
	2006			Translation	2007	Charges/		Translation	2007	Charges/		Translation	2007
(in thousands)	Accrual	Charges	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual
Third quarter of 2002 Termination of contract with supplier	$8,896	$—	$(249)	$—	$8,647	$(3,071)	$(3,984)	$—	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2005 Nantes fabrication facility sale	115	—	—	—	115	(27)	—	—	88	—	(90)	2	—
Fourth quarter of 2006
Employee termination costs	7,490	1,782	(1,743)	41	7,570	458	(3,899)	111	4,240	1,386	(3,094)	284	2,816

Total 2007 activity	$16,501	$1,782	$(1,992)	$41	$16,332	$(2,640)	$(7,883)	$111	$5,920	$1,386	$(3,184)	$286	$4,408

	December 31,			March 31,		June 30,		September 30,
	2005			2006		2006		2006
(in thousands)	Accrual	Charges	Payments	Accrual	Payments	Accrual	Payments	Accrual
Third quarter of 2002 Termination of contract with supplier	$9,833	$—	$(217)	$9,616	$(251)	$9,365	$(225)	$9,140
Third quarter of 2005 Employee termination costs	1,246	—	(497)	749	(672)	77	(77)	—
Fourth quarter of 2005 Nantes fabrication facility sale	1,310	—	(873)	437	(204)	233	(113)	120
Employee termination costs	1,223	—	(704)	519	(492)	27	(27)	—
First quarter of 2006 Employee termination costs	—	151	(5)	146	(65)	81	(81)	—

Total 2006 activity	$13,612	$151	$(2,296)	$11,467	$(1,684)	$9,783	$(523)	$9,260

2007 Restructuring Charges
     During the three and nine months ended September 30, 2007, we continued to implement the restructuring initiatives announced from 2002 to 2006 and recorded a net restructuring charge of $1 million and $1 million, respectively, consisting primarily of the following:
•	Charges of $1 million and $3 million for the three and nine months ended September 30, 2007, respectively, related to one-time minimum statutory termination benefits recorded in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS No. 112).

•	Charges of $1 million and $2 million for the three and nine months ended September 30, 2007, respectively, related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities” (“SFAS No. 146”).

•	A credit of $0.1 million and $1 million in the three and nine months ended September 30, 2007 related to changes in estimates of termination benefits originally recorded in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS No. 112”).

•	A credit of $3 million in the nine months ended September 30, 2007 related to the settlement of a long-term gas supply contract for which the accrual was $12 million originally recorded in the third quarter of 2002. On May 1, 2007, in connection with the sale of the Irving, Texas facility, the Company paid $6 million to terminate this contract, of which $2 million was reimbursed by the buyer of the facility. The remaining balance of $2 million is expected to be paid upon the commencement of volume manufacturing activity by the buyer in 2008.
     With respect to the restructuring initiatives, we believe we are on track to achieve the previously stated costs savings of $70 million to $80 million this year and between $80 million to $95 million annually beginning in 2008.
2006 Restructuring Activities
     In the first quarter of 2006, we incurred $0.2 million in restructuring charges primarily comprised of severance and one-time termination benefits.
     In the three and nine months ended September 30, 2007, we paid $3 million and $9 million related to employee termination costs, respectively. In the three and nine months ended September 30, 2006, we paid $0.2 million and $3 million related to employee termination costs, respectively.
Interest and Other Income (Expenses), Net
     Interest and other income (expenses), net, decreased to $1 million of income in the three months ended September 30, 2007 from $2 million of income in the three months ended September 30, 2006, and improved to $3 million of income in the nine months ended September 30, 2007 from $6 million of expenses in the nine months ended September 30, 2006. These changes to net income from net expense are primarily due to long-term debt reductions in fiscal 2006 and a gain from sale of land for $1 million recorded in the second quarter of 2007. Interest and other income (expenses), net also improved as a result of increased interest income from higher average cash balances in the three and nine months ended September 30, 2007 following the repayment of our convertible bonds in May 2006 as well as the receipt of proceeds from the sale of our Grenoble, France subsidiary in July 2006. In future quarters, we expect interest income to decline due to reduced cash balances as a result of the $250 million repayment for the repurchase of 43 million shares of common stock in the third quarter of 2007.

     Interest rates on our outstanding borrowings did not change significantly in the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006.
Income Taxes
     For the three and nine months ended September 30, 2007, we recorded an income tax expense of $10 million and $2 million, respectively, compared to an income tax expense of $6 million and $20 million in the three and nine months ended September 30, 2006, respectively.
     The provision for income taxes for these periods was determined first using the annual effective tax rate method for Atmel entities that are profitable. Entities that had operating losses with no tax benefit were excluded. As a result, excluding the impact of discrete tax events during the quarter, the provision for income taxes was at a higher consolidated effective rate than would have resulted if all entities were profitable or if losses produced tax benefits.
     During the quarter ended March 31, 2007 and the nine months ended September 30, 2007, we recognized a tax benefit of approximately $20 million resulting from the refund of French research tax credits for years 1999 through 2002, which was received during the first quarter of 2007. In addition, in the three months ended March 31, 2007, the Hong Kong tax authorities completed a review of our tax returns for the years 2001 through 2004, which resulted in no adjustments. As a result, during the quarter ended March 31, 2007 and the nine months ended September 30, 2007, we recognized a tax benefit relating to a tax refund of approximately $2 million received in prior years that had been previously accrued as a tax contingency.
     On August 17, 2007, Germany passed new tax legislation which will decrease the corporate income tax rate.  The decrease in the corporate income tax rate is effective for years beginning after January 1, 2008.  Due to the prospective change in the corporate income tax rate, deferred tax assets related to our German operations were revalued resulting in a $1 million charge to tax expense in the quarter.
     In 2005, the Internal Revenue Service (“IRS”) proposed adjustments to our U.S. income tax returns for the years 2000 and 2001. In January 2007, after subsequent discussions with us, the IRS revised the proposed adjustments for these years. We have protested these proposed adjustments and are currently pursuing administrative review with the IRS Appeals Division.
     In May 2007, the IRS proposed adjustments to our U.S. income tax returns for the years 2002 and 2003. We filed a protest to these proposed adjustments and are pursuing administrative review with the IRS Appeals Division.
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
     On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Upon review of our reserves, there were no changes to our reserves for uncertain tax positions upon adoption. At the adoption date of January 1, 2007, we had $176 million of unrecognized tax benefits, all of which would affect our income tax expense if recognized. Material changes in unrecognized tax benefits in the nine months ended September 30, 2007 totaling $21 million are described above.

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
     Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007, we had approximately $31 million of accrued interest and penalties related to uncertain tax positions. Interest and penalties of $5 million have been expensed in the nine months ended September 30, 2007.
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
     Included in other currents assets on the condensed consolidated balance sheet as of September 30, 2007 is an outstanding receivable balance due from e2v of $2 million related to payments advanced to e2v to be collected from customers of e2v by Atmel. The transitioning of the collection of trade receivables on behalf of e2v is expected to be completed in 2007.
Liquidity and Capital Resources
     At September 30, 2007, we had $251 million of cash and cash equivalents and short-term investments compared to $467 million at December 31, 2006. Our current ratio, calculated as total current assets divided by total current liabilities, was 1.96 at September 30, 2007, a decrease of 0.07 from 2.03 at December 31, 2006. During 2007, we continue to generate positive cash flow from operating activities. We have reduced our debt obligations to $106 million at September 30, 2007 from $169 million at December 31, 2006, a decrease of $63 million. Working capital (calculated as total current assets less total current liabilities) decreased by $143 million to $442 million at September 30, 2007, compared to $585 million at December 31, 2006 primarily due to the $250 million used for the repurchase of 43 million shares of our common stock in the three months ended September 30, 2007.

     Operating Activities: Net cash provided by operating activities was $105 million in the nine months ended September 30, 2007, resulting primarily from net income of $46 million, adjusted for depreciation and amortization expense of $94 million and reduced by changes in operating assets and liabilities and other net non-cash expenses of $35 million. Net cash provided by operating activities declined to $106 million from $274 million generated during the nine months ended September 30, 2006. The change in cash flow from operations was a result of lower operating results excluding the impact of depreciation and amortization expense, reduction of accounts payable and accrued expense liabilities, and an increase in inventory levels for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.
     Accounts receivable decreased by less than 1% or $1 million to $226 million at September 30, 2007, from $227 million at December 31, 2006. The average days of accounts receivable outstanding (“DSO”) was 49 days at September 30, 2007, almost flat with the level of 50 days for the three months ended December 31, 2006. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures or longer customer payment patterns, our DSO and cash flows from operating activities would be negatively affected.
     Increases in inventories utilized $6 million of operating cash flows in the nine months ended September 30, 2007, compared to contributing to an increase in operating cashflows of $14 million in the nine months ended September 30, 2006. Inventory levels increased slightly to 117 days at September 30, 2007, compared to 116 days at December 31, 2006. This increase is primarily related to higher stock levels required to improve customer delivery times, and reduced shipment levels experienced during the first half of 2007 compared to the prior year. Inventories consist of raw wafers, purchased specialty wafers, work-in-process and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.
     Decreases in current and other assets generated $47 million of operating cash flows in the nine months ended September 30, 2007, primarily due to payments received for trade receivables advanced to e2v technologies PLC related to the sale of the Grenoble, France, subsidiary and the receipt of $20 million in research and development income tax credits in the first quarter of 2007.
     Decreases in accounts payable utilized $18 million of operating cash flows in the nine months ended September 30, 2007, primarily related to reduced payments to suppliers for fixed asset acquisitions and lower assembly production activity levels in 2007, due to reduced shipment levels compared to the prior year.
     Decreases in accrued and other liabilities utilized $70 million of operating cash flows in the nine months ended September 30, 2007 compared to $48 million of cash generated from the increase in accrued and other liabilities in the nine months ended September 30, 2006. The decrease in accrued liabilities resulted from cash paid for litigation settlements, income and other tax payments, annual management incentive payments and payments on long-term supplier obligations. We do not expect to further significantly reduce accrued and other liabilities in future quarters.
     Investing Activities: Net cash used in investing activities was $11 million in the nine months ended September 30, 2007, compared to $59 million in the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we made additional investments in wafer fabrication equipment to advance our process technologies and in test equipment to process higher unit volumes. For the nine months ended September 30, 2007 and 2006, we paid $53 million and $64 million, respectively, for capital equipment acquisitions.
     On May 1, 2007, we sold our Irving, TX wafer fabrication facility for approximately $37 million ($35 million, net of selling costs).
     Financing Activities: Net cash used in financing activities was $311 million in the nine months ended September 30, 2007, compared to $208 million in the nine months ended September 30, 2006. In August 2007, we entered into an Accelerated Share Repurchase program (“ASR”) with third-party investment banks and used $250 million to repurchase our common stock. During the three months ended September 2007 we physically received and retired approximately 43 million shares under the ASR, which reduced our shares outstanding as of September 30, 2007. The entire $250 million was recorded as a reduction of additional paid-in capital in the Company’s condensed consolidated balance sheets.

     We continued to pay down debt, with repayments of principal balances on capital leases and other debt totaling $69 million for the nine months ended September 30, 2007, compared to $244 million in the nine months ended September 30, 2006. Proceeds from equipment financing and other debt totaled $25 million for the nine months ended September 30, 2006. We received $8 million in cash from the issuance of common stock in the nine months ended September 30, 2007. Issuance of common stock totaled $11 million for the nine months ended September 30, 2006.
     We believe that our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, equipment lease financing, and other short-term and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.
     The increase in cash and cash equivalents in the nine months ended September 30, 2007 and 2006 due to the effect of exchange rate changes on cash balances was $5 million and $0.1 million, respectively. These cash balances were primarily held in certain subsidiaries in euro denominated accounts and increased in value due to the strengthening of the euro compared to the U.S. dollar during these periods.
     During the next twelve months, we expect our operations to generate positive cash flow; however, a significant portion of cash will be used to repay debt and make capital investments. We expect that we will have sufficient cash from operations and financing sources to meet all debt obligations. We made $53 million in cash payments for capital equipment in the nine months ended September 30, 2007. Debt obligations outstanding at September 30, 2007, which is expected to be repaid in the twelve months ended September 30, 2008, totaled $84 million. In 2007 and future years, our capacity to make necessary capital investments will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary.
     As of September 30, 2007, we did not have any material changes to our contractual obligations that were disclosed in the Liquidity section of our Form 10-K for the fiscal year ended December 31, 2006, other than the adoption of FIN 48. Under FIN 48 the total liabilities associated with uncertain tax positions was $94 million on January 1, 2007, of which $2 million was included in “Accrued and other liabilities”, as it is expected to be paid within the next twelve months. The remainder of our liabilities associated with uncertain tax positions of $92 million was included in “Other long-term liabilities”. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in “Other Long-term liabilities.” There were no material changes in liabilities associated with uncertain tax positions in the nine months ended September 30, 2007.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that there have been no significant changes during the three and nine months ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006, except for accounting for income taxes as follows:
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

     Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement no. 109. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes.
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
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of FIN 48, there have been no significant changes during the three and nine months ended September 30, 2007 to the items that we had disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. See Note 13 to Notes to Condensed Consolidated Financial Statements for further discussion of the adoption of FIN 48.
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
     We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the condensed consolidated balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through September 30, 2008. In addition, certain of our borrowings are at floating rates, so this would act as a natural hedge.
     We have short-term debt, long-term debt and capital leases totaling $106 million at September 30, 2007. Approximately $28 million of these borrowings have fixed interest rates. We have $78 million of floating interest rate debt, of which approximately $31 million is euro denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.

     The following table summarizes our variable-rate debt exposed to interest rate risk as of September 30, 2007. All fair market values are shown net of applicable premium or discount, if any:

							Total
							Variable-rate
							Debt
	Payments by Due Year						Outstanding at
(in thousands)	Remainder of 2007*	2008	2009	2010	2011	Thereafter	September 30, 2007
30 day USD LIBOR weighted-average interest rate basis (1) — Capital Leases	$556	$—	$—	$—	$—	$—	$556

Total of 30 day USD LIBOR rate debt	$556	$—	$—	$—	$—	$—	$556

90 day USD LIBOR weighted-average interest rate basis (1) — Revolving Line of Credit Due 2008	$—	$25,000	$—	$—	$—	$—	$25,000
Senior Secured Term Loan Due 2009	$2,083	$8,333	$4,167	$—	$—	$—	$14,583

Total of 90 day USD LIBOR rate debt	$2,083	$33,333	$4,167	$—	$—	$—	$39,583

90 day USD LIBOR weighted-average interest rate basis (1) — Capital Leases	$6,213	$9,713	$4,592	$4,592	$4,592	$1,148	$30,850

Total of 90 day USD LIBOR rate debt	$6,213	$9,713	$4,592	$4,592	$4,592	$1,148	$30,850

360 day USD LIBOR weighted-average interest rate basis (1) — Senior Secured Term Loan Due 2008	$1,250	$3,749	$—	$—	$—	$—	$4,999

Total of 360 day USD LIBOR rate debt	$1,250	$3,749	$—	$—	$—	$—	$4,999

30/60/90 day EURIBOR interest rate basis (1) — Senior Secured Term Loan Due 2007	$1,787	$—	$—	$—	$—	$—	$1,787

Total of 30/60/90 day EURIBOR debt rate	$1,787	$—	$—	$—	$—	$—	$1,787

Total variable-rate debt	$11,889	$46,795	$8,759	$4,592	$4,592	$1,148	$77,775

*	Represents payments due over the three months remaining for 2007.

(1)	Actual interest rates include a spread over the basis amount.

     The following table presents the hypothetical changes in interest expense, for the three month period ended September 30, 2007, related to the $78 million in outstanding borrowings that are sensitive to changes in interest rates as of September 30, 2007. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS (in thousands).
     For the three months ended September 30, 2007:

	Interest Expense Given an Interest			Interest Expense	Interest Expense Given an Interest
	Rate Decrease by X Basis Points			with No Change in	Rate Increase by X Basis Points
(in thousands)	150 BPS	100 BPS	50 BPS	Interest Rate	50 BPS	100 BPS	150 BPS
Interest expense	$1,558	$1,973	$2,387	$2,802	$3,217	$3,632	$4,047
     For the nine months ended September 30, 2007:

	Interest Expense Given an Interest			Interest Expense	Interest Expense Given an Interest
	Rate Decrease by X Basis Points			with No Change in	Rate Increase by X Basis Points
(in thousands)	150 BPS	100 BPS	50 BPS	Interest Rate	50 BPS	100 BPS	150 BPS
Interest expense	$7,940	$8,408	$8,877	$9,345	$9,814	$10,282	$10,751
Foreign Currency Risk
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of unfavorable exchange rates for the three and nine months ended September 30, 2007, compared to the average exchange rates for the three and nine months ended September 30, 2006, resulted in a decrease in income from operations of $6 million and $24 million (as discussed in this report in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign currency denominated transactions that occurred in the three and nine months ended September 30, 2007 were recorded using the average foreign currency exchange rates for the same period in 2006. Sales denominated in foreign currencies were 20% and 18% in the three months ended September 30, 2007 and 2006, respectively, and 22% and 18% in the nine months ended September 30, 2007 and 2006, respectively. Sales denominated in euros were 20% and 17% in the three months ended September 30, 2007 and 2006, respectively, and 21% and 17% in the nine months ended September 30, 2007 and 2006, respectively. Sales denominated in yen were 1% in the three months ended September 30, 2007 and 2006, and 1% in the nine months ended September 30, 2007 and 2006. Costs denominated in foreign currencies, primarily the euro, were 47% and 49% in the three months ended September 30, 2007 and 2006, respectively, and 51% in the nine months ended September 30, 2007 and 2006.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 21% and 26% of our accounts receivable are denominated in foreign currency as of September 30, 2007 and December 31, 2006, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 57% and 48% of our accounts payable were denominated in foreign currency as of September 30, 2007 and December 31, 2006, respectively. Approximately 52% and 60% of our debt obligations were denominated in foreign currency as of September 30, 2007 and December 31, 2006, respectively.
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
PART II: OTHER INFORMATION
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
     On August 7, 2006, George Perlegos, Atmel’s former President and Chief Executive Officer, and Gust Perlegos, Atmel’s former Executive Vice President, Office of the President, filed three actions in Delaware Chancery Court against Atmel and some of its officers and directors under Sections 211, 220 and 225 of the Delaware General Corporation Law. In the Section 211 action, plaintiffs alleged that on August 6, 2006, the Board of Directors wrongfully cancelled or rescinded a call for a special meeting of Atmel’s stockholders, and sought an order requiring the holding of the special meeting of stockholders. In the Section 225 action, plaintiffs alleged that their termination was the product of an invalidly noticed board meeting and improperly constituted committees acting with gross negligence and in bad faith. They further alleged that there was no basis in law or fact to remove them from their positions for cause, and sought an order declaring that they continue in their positions as President and Chief Executive Officer, and Executive Vice President, Office of the President, respectively. The Section 225 action concluded with the court finding that the plaintiffs had not demonstrated any right to hold any office of Atmel. For both actions, plaintiffs sought costs, reasonable attorneys’ fees and any other appropriate relief. The Section 220 action, which sought access to corporate records, was dismissed in 2006.
     Regarding the Section 211 action, a trial was held in October 2006, the court held argument in December 2006, issued a Memorandum Opinion in February 2007, and granted a Final Order on March 15, 2007. The Court ruled in favor of the plaintiffs with regards to calling a Special Meeting of Stockholders. The Perlegoses subsequently made a motion in the Chancery Court for attorneys’ fees and expenses, based on their having prevailed in the Section 211 action. On October 8, 2007, that motion was withdrawn, thus ending the proceeding, and the parties are in the process of filing a proposed final order on the matter.
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

     From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. Atmel and the individual defendants have each moved to dismiss the consolidated amended complaint on various grounds. On July 16, 2007, the Court issued an order dismissing the complaint but granting the plaintiffs leave to file an amended complaint. In August 2007, the plaintiffs filed an amended complaint, and the Company and individual defendants moved to dismiss it. The state derivative cases have also been consolidated. In April 2007, a consolidated derivative complaint was filed in the state court action, and the Company moved to stay it. The court granted Atmel’s motion to stay on June 14, 2007. Atmel believes that the filing of the derivative actions was unwarranted and intends to vigorously contest them.
     On March 23, 2007, Atmel filed a complaint in the U.S. District Court for the Northern District of California against George Perlegos and Gust Perlegos. In the lawsuit, Atmel asserted that the Perlegoses used false and misleading proxy materials in violation of Section 14(a) of the federal securities laws to wage their proxy campaign to replace Atmel’s President and Chief Executive Officer and all of Atmel’s independent directors. Further, Atmel asserted that the Perlegos group, in violation of federal securities laws, failed to file a Schedule 13D as required, leaving stockholders without the information about the Perlegoses and their plans that is necessary for stockholders to make an informed assessment of the Perlegoses’ proposal. In its complaint, Atmel asked the Court to require the Perlegoses to comply with their disclosure obligations, and to enjoin them from using false and misleading statements to improperly solicit proxies as well as from voting any Atmel shares acquired during the period the Perlegoses were violating their disclosure obligations under the federal securities laws. On April 11, 2007, George Perlegos and Gust Perlegos filed a counterclaim with respect to such matters in the U.S. District Court for the Northern District of California seeking an injunction (a) prohibiting Atmel from making false and misleading statements and (b) requiring Atmel to publish and publicize corrective statements, and requesting an award of reasonable expenses and costs of this action. Atmel disputed this counterclaim. On July 3, 2007, this action, including the counterclaim, was dismissed.
     In October 2006, an action was filed in First Instance labour court, Nantes, France on behalf of 46 former employees of Atmel’s Nantes facility, claiming that the sale of the Nantes facility to MHS (XbyBus SAS) in December 2005 was not a valid sale, and that these employees should still be considered employees of Atmel, with the right to claim social benefits from Atmel. The action is for unspecified damages. A hearing took place on October 17, 2007 and Atmel is awaiting judgment. Atmel believes that the filing of this action is without merit and intends to vigorously defend this action.
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
     In March 2006, Atmel filed suit against AuthenTec in the United States District Court, Northern District of California, San Jose Division, alleging infringement of U.S. Patent No. 6,289,114, and on November 1, 2006, Atmel filed a First Amended Complaint adding claims for infringement of U.S. Patent No. 6,459,804 (the “‘804 Patent”). In November 2006, AuthenTec answered denying liability and counterclaimed seeking a declaratory judgment of non-infringement and invalidity, its attorneys’ fees and other relief. In April 2007, AuthenTec filed an action against Atmel for declaratory relief in the United States District Court for the Middle District of Florida that the patents asserted against it by Atmel in the action pending in the Northern District of California are neither infringed nor valid, and amended that complaint in May 2007 to add claims for declaratory relief that the ‘804 Patent is unenforceable, alleged interference with business relationships, and abuse of process. AuthenTec sought declaratory relief and unspecified damages. On June 25, 2007, the action pending in the Middle District of Florida was transferred to the Northern District of California. On July 3, 2007, Atmel filed an answer to the claims for declaratory relief that the patents were neither valid nor infringed, and also added counterclaims of infringement. Also on July 3, 2007, Atmel moved to dismiss the remaining claims for declaratory relief that the ‘804 Patent is unenforceable, alleged interference with business relationships, and alleged abuse of process. On August 2, 2007 the parties agreed to the dismissal with prejudice of AuthenTec’s claims for alleged interference with business relationships and alleged abuse of process. The parties also agreed to grant AuthenTec leave to amend its counterclaim to add the claim for alleged unenforceability of the ‘804 Patent. Atmel believes that AuthenTec’s claims are without merit and intends to vigorously pursue and defend these actions.

     On September 28, 2007, Matheson Tri-Gas filed suit in Texas state court in Dallas County. Plaintiff alleges a claim for breach of contract for alleged failure to pay minimum payments under a purchase requirements contract. Matheson seeks unspecified damages, pre- and post-judgment interest, attorneys’ fees and costs. The Company believes that Matheson’s claims are without merit and intends to vigorously defend this action.
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
     Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:
•	the nature of both the semiconductor industry and the markets addressed by our products;

•	our transition to a fab-lite strategy;

•	our increased dependence on outside foundries and their ability to meet our volume, quality, and delivery objectives, particularly during times of increasing demand;

•	inventory excesses or shortages due to reliance on third party manufacturers;

•	our compliance with U.S. trade and export laws and regulations;

•	fluctuations in currency exchange rates;

•	ability of independent assembly contractors to meet our volume, quality, and delivery objectives;

•	success with disposal or restructuring activities, including disposition of our North Tyneside and Heilbronn facilities;

•	fluctuations in manufacturing yields;

•	third party intellectual property infringement claims;

•	the highly competitive nature of our markets;

•	the pace of technological change;

•	political and economic risks;

•	natural disasters or terrorist acts;

•	assessment of internal controls over financial reporting;

•	ability to meet our debt obligations;

•	availability of additional financing;

•	our ability to maintain good relationships with our customers;

•	integration of new businesses or products;

•	our compliance with international, federal and state export, environmental, privacy and other regulations;

•	personnel changes;

•	business interruptions;

•	system integration disruptions; and

•	changes in accounting rules, such as recording expenses for employee stock option grants.
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
WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS AS WE TRANSITION TO A FAB-LITE STRATEGY.
     As part of our fab-lite strategy, we have reduced and plan to further reduce the number of our owned manufacturing facilities. In December 2005, we sold our Nantes, France fabrication facility and the related foundry activities, to XybyBus SAS. In July 2006, we sold our Grenoble, France subsidiary (including the fabrication facility in Grenoble) to e2v technologies plc. In December 2006, we announced the planned sale of our North Tyneside, United Kingdom and Heilbronn, Germany wafer fabrication facilities. On May 1, 2007, we announced the sale of our Irving, Texas, wafer fabrication facility. On October 8, 2007, we announced that we had entered into agreements for the sale of certain wafer equipment and real property in North Tyneside, United Kingdom. As a result of the sale (or planned sale) of such fabrication facilities, we will be increasingly relying on the utilization of third-party foundry manufacturing and assembly and test capacity. As part of this transition we must expand our foundry relationships by entering into new agreements with third-party foundries. If these agreements are not completed on a timely basis, or the transfer of production is delayed for other reasons, the supply of certain of our products could be disrupted, which would harm our business. In addition, difficulties in production yields can often occur when transitioning to a new third-party manufacturer. If such foundries fail to deliver quality products and components on a timely basis, our business could be harmed.
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
INCREASING DEPENDENCE ON THIRD PARTY MANUFACTURERS COULD HARM OUR BUSINESS IN TIMES OF INCREASING DEMAND IN OUR INDUSTRY.
     We currently manufacture our products at our facilities in Colorado Springs, Colorado; Heilbronn, Germany; Rousset, France; and North Tyneside, United Kingdom. In December 2006, we announced our plan to sell the Heilbronn and North Tyneside facilities to optimize our manufacturing operations as part of our adoption of a fab-lite strategy. On October 8, 2007, we announced that we had entered into agreements for the sale of certain wafer fabrication equipment and real property in North Tyneside, United Kingdom. In order to shift from a manufacturing-based business model to an outsourcing business model, we will need to substantially expand our foundry relationships. The terms on which we will be able to obtain wafer production for our products, and the timing and volume of such production will be substantially dependent on agreements to be negotiated with semiconductor foundries. We cannot be certain that the agreements we reach with such foundries will be on terms reasonable to us. Therefore, any agreements reached with semiconductor foundries may be short-term and possibly non-renewable, and hence provide less certainty regarding the supply and pricing of wafers for our products.
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
     When we take an order denominated in a foreign currency we may receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. Conversely, when we incur a cost denominated in a foreign currency we may pay more dollars than initially anticipated if that local currency strengthens against the dollar before we pay the costs. In addition to reducing revenues or increasing our costs, this risk can negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, a negative impact on expenses can be partially offset by a positive impact on revenues. Sales denominated in European currencies as a percentage of net revenues were 20% and 21% in the three and nine months ended September 30, 2007. Sales denominated in yen as a percentage of net revenues were 1% in the three and nine months ended September 30, 2007. Operating expenses denominated in foreign currencies as a percentage of total operating expenses, primarily the euro, were 47% and 49% in the three months ended September 30, 2007 and 2006, respectively, and 51% in the nine months ended September 30, 2007 and 2006. We also face the risk that our accounts receivable denominated in foreign currencies could be devalued if such foreign currencies weaken quickly and significantly against the dollar. Conversely, we face the risk that our accounts payable denominated in foreign currencies could increase in value if such foreign currencies strengthen against the dollar.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 21% and 26% of our accounts receivable are denominated in foreign currency as of September 30, 2007 and December 31, 2006, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 57% and 48% of our accounts payable were denominated in foreign currency as of September 30, 2007 and December 31, 2006, respectively. Approximately 52% and 60% of our debt obligations were denominated in foreign currency as of September 30, 2007 and December 31, 2006, respectively.

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
WE FACE RISKS ASSOCIATED WITH DISPOSAL OR RESTRUCTURING ACTIVITIES.
     As part of our fab-lite strategy, in December 2006, we announced plans to sell our Heilbronn, Germany, and North Tyneside, United Kingdom, manufacturing facilities. On October 8, 2007, we announced that we had entered into agreements for the sale of certain wafer fabrication equipment and real property in North Tyneside, United Kingdom. However, reducing our wafer fabrication capacity involves significant potential costs and delays, particularly in Europe, where the extensive statutory protection of employees imposes substantial restrictions on their employers when the market requires downsizing. Such costs and delays include compensation to employees and local government agencies, requirements and approvals of governmental and judicial bodies, and the potential requirement to repay governmental subsidies. We may experience labor union or workers council objections, or other difficulties, while implementing a reduction of the number of employees. Significant difficulties that we experience could harm our business and operating results, either by deterring needed headcount reduction or by the additional employee severance costs of resulting from employee reduction actions in Europe relative to America or Asia.
     We continue to evaluate the existing restructuring and asset impairment reserves related to previously implemented restructuring plans. As a result, there may be additional restructuring charges or reversals or recoveries of previous charges. However, we may incur additional restructuring and asset impairment charges in connection with additional restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results. See Notes 6 and 8 to Notes to Condensed Consolidated Financial Statements for further discussion.
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
     The Audit Committee investigation into our historical stock option practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses. The resulting restatements have had a material adverse effect on our results of operations. We have recorded additional non-cash, stock-based compensation expense of $116 million for the periods from 1993 to 2005 (excluding the impact of related payroll and income taxes). In addition, several lawsuits have been filed against us, our current directors and officers and certain of our former directors and officers relating to our historical stock option practices and related accounting. See Part II, Item 1 Legal Proceedings, for a more detailed description of these proceedings. We may become the subject of additional private or government actions regarding these matters in the future. These actions are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits could result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may not be covered by insurance.
WE MAY BE SUBJECT TO ADVERSE FINDINGS FROM ADDITIONAL AUDIT COMMITTEE INVESTIGATIONS INTO IMPROPER BUSINESS PRACTICES.
     In addition to the investigation into stock option granting practices, the Audit Committee of Atmel’s Board of Directors, with the assistance of independent legal counsel and forensic accountants, conducted independent investigations into (a) certain proposed investments in high yield securities that were being contemplated by our former Chief Executive Officer during the period from 1999 to 2002 and bank transfers related thereto, and (b) alleged payments from certain of our customers to employees at one of our Asian subsidiaries. The Audit Committee has completed its investigations, including its review of the impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2007 and prior periods, and concluded that there was no impact on such consolidated financial statements. However, we can give no assurances that subsequent information will not be discovered that may cause the Audit Committee to reopen such reviews. In addition, government agencies, including local authorities in Asia, may initiate their own review into these and related matters. At this time, we cannot predict the outcome of such reviews, if any. An adverse finding in any of these matters could lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the NASDAQ Global Select Market, and result in additional management time being diverted and additional legal and other costs that could have a material adverse effect on our business, financial condition and results of operations.
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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.
     Sales to customers outside the U.S. accounted for 86% of net revenues in the three months ended September 30, 2007 and 2006, and 86% and 85% in the nine months ended September 30, 2007 and 2006, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:
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
     Approximately 20% and 18% of our net revenues in the three months ended September 30, 2007 and 2006, respectively, and 22% and 18% of our net revenues in the nine months ended September 30, 2007 and 2006, respectively, were denominated in foreign currencies.
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
     As of September 30, 2007, our total debt was $106 million, compared to $169 million at December 31, 2006. Our long-term debt less current portion to equity ratio was 0.03 and 0.06 at September 30, 2007 and December 31, 2006, respectively. Increases in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.
     Certain of our debt facilities contain terms that subject us to financial and other covenants. We were in compliance with our covenants as of September 30, 2007, except for the non-compliance with one financial covenant related to a revolving line of credit. This default provision, if not cured during the applicable cure period, may also trigger cross default provisions on other debt and capital leases that are classified as current liabilities as of September 30, 2007. We expect to regain compliance during the cure period stated in the borrowing agreement.
     We were previously not in compliance with covenants requiring timely filing of U.S. GAAP financial statements as of December 31, 2006, and, as a result, requested waivers from our lenders to avoid default under these facilities. Waivers were not received from all lenders, and as a result, we had previously classified $23 million of non-current liabilities to current liabilities on our condensed consolidated balance sheet as of December 31, 2006. As a result of our return to compliance to the related financial and filing requirement covenants in June 2007, these liabilities are classified as non-current liabilities as of September 30, 2007.
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
WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.
     Although in July 2006 we sold our Grenoble, France, subsidiary and in December 2006 we announced our plan to sell the Heilbronn and North Tyneside fabrication facilities, (and on October 8, 2007, we announced that we had entered into agreements for the sale of our fabrication facility in North Tyneside, United Kingdom) we intend to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. We may seek additional equity or debt financing to fund operations or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.
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
     We sell many of our products through distributors. Our distributors could experience financial difficulties or otherwise reduce or discontinue sales of our products. Our distributors could commence or increase sales of our competitors’ products. In any of these cases, our business could be harmed. In addition, in the short-term our revenues in Asia may decrease as we optimize our distributor base in Asia. It may take time for us to identify financially viable distributors and help them develop quality support services. This process may result in short-term revenue loss, particularly in the fourth quarter of fiscal 2007. There can be no assurances that we will be able to manage this optimization process in an efficient and timely manner.

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
     We adopted SFAS No. 123R effective January 1, 2006, using the modified prospective transition method and our condensed consolidated financial statements as of September 30, 2007 and December 31, 2006 are based on this method. In accordance with the modified prospective transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123R.
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
     Income from continuing operations in the three and nine months ended September 30, 2007 was reduced by stock-based compensation of $5 million and $12 million, respectively. Income from continuing operations in the three and nine months ended September 30, 2006 was reduced by stock-based compensation of $2 million and $7 million, respectively. These charges were calculated in accordance with SFAS No. 123R.
OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY IMPACT OUR CASH POSITION AND OPERATING CAPITAL.
     We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $51 million and $53 million at September 30, 2007 and December 31, 2006, respectively. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits to be paid for 2007 is estimated to be approximately $1 million. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about the repurchase of our common stock during the three months ended September 30, 2007 pursuant to our Accelerated Share Repurchase Program. See Note 16 for further discussion.

Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares that May
	Total Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share ($)	or Programs	Programs
July 1 to July 31	—	—	—	—
Aug. 1 to Aug. 30	—	—	—	—
Sept. 1 to Sept. 30	43,366,088	(1)	43,366,088	(1)
Total	43,366,088	(1)	43,366,088	(1)

(1)	On August 26, 2007, Atmel entered into collared accelerated share repurchase transactions with each of Morgan Stanley & Co. Incorporated and Credit Suisse, New York Branch (the “dealers”) under which Atmel intends to repurchase up to an aggregate of $250 million of its common stock. Pursuant to the terms of the transactions, Atmel prepaid $125 million to each dealer shortly after execution of the transactions, and Atmel will purchase up to $125 million of its common stock from each dealer. The aggregate number of shares actually purchased will be determined based on the volume weighted average share price of Atmel’s common stock during a specified period of time, subject to certain provisions that establish a minimum and maximum number of shares that may be repurchased by Atmel. In September 2007, the dealers delivered an aggregate of 43,366,088 shares to Atmel, which is the minimum number of shares to be repurchased by Atmel. On November 5, 2007, Atmel received approximately 2.8 million additional shares from Morgan Stanley & Co. Incorporated. Atmel may receive additional shares from Credit Suisse, New York Branch depending on the average price of Atmel’s common stock over a period of time following delivery of the minimum number of shares (no later than January 22, 2007), subject to a maximum number of shares. In certain circumstances the completion dates of the transactions may be shortened or extended from the periods described above. Shares repurchased under the transactions have been and will be retired.

Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders held on July 25, 2007, proxies representing 427,459,949 shares of Common Stock or 87% of the total outstanding shares were voted at the meeting. The table below presents the voting results of the election of the Company’s Board of Directors:

	Total votes for	Total votes against
	each director	each director	Total abstentions

Tsung-Ching Wu	362,599,146	38,791,294	26,069,509
T. Peter Thomas	331,355,932	70,176,150	25,927,867
Pierre Fougere	334,747,486	66,586,214	26,126,249
Dr. Chaiho Kim	335,410,810	66,070,787	25,978,352
David Sugishita	362,051,071	39,474,051	25,934,827
Steven Laub	360,800,083	40,651,885	26,007,981
Papken Der Torossian	364,492,825	37,044,595	25,922,529
Jack L. Saltich	364,165,275	37,271,571	26,023,103
     The stockholders approved an amendment to the Atmel Corporation 2005 Stock Plan to permit a Section 409A Exchange Offer. The proposal received 241,548,231 votes for, 49,740,605 votes against and 25,192,769 abstentions and no broker non votes.
     The stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year 2007. The proposal received 388,544,657 votes for, 38,173,071 votes against and 742,221 abstentions and no broker non votes.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following Exhibits have been filed with, or incorporated by reference into, this Report:
3.1	Amended and Restated Bylaws of Registrant, effective as of July 25, 2007.

10.1	Amendment to the Atmel Corporation 2005 Stock Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on July 31, 2007).

10.2	Form of Collared Accelerated Share Repurchase Confirmation (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on August 27, 2007).

10.3	Description of 2007 Executive Bonus Plan (which is incorporated herein by reference to item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on August 31, 2007).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION
(Registrant)

November 8, 2007	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer (Principal Executive Officer)

November 8, 2007	/s/ ROBERT AVERY
Robert Avery
Vice President Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
3.1	Amended and Restated Bylaws of Registrant, effective as of July 25, 2007.

10.1	Amendment to the Atmel Corporation 2005 Stock Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on July 31, 2007).

10.2	Form of Collared Accelerated Share Repurchase Confirmation (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on August 27, 2007).

10.3	Description of 2007 Executive Bonus Plan (which is incorporated herein by reference to item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on August 31, 2007).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.