Form 10-K
period 2007-12-31
ATMEL CORP
filed 2008-02-29
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Registrant’s telephone number, including area code:
(408) 441-0311

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:
Preferred Share Right (currently attached to and trading with the Common Stock)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 478,650,055 shares of the Registrant’s Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on June 29, 2007) was approximately $2,661,294,305. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2008, Registrant had 443,918,113 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s 2008 Annual Meeting of Stockholders to be held on May 14, 2008 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2007.

PART I

ITEM 1.	BUSINESS

FORWARD LOOKING STATEMENTS

You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for 2008, our expectations regarding the effects of exchange rates, our strategic plans, restructuring and other initiatives, and statements regarding our future prospects. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A — Risk Factors, and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-K.

BUSINESS

General

We design, develop, manufacture and sell a wide range of semiconductor integrated circuit (“IC”) products, including microcontrollers, advanced logic, mixed-signal, nonvolatile memory and radio frequency (“RF”) components. Leveraging a broad intellectual property (“IP”) portfolio, Atmel supplies its customers complete system solutions, with particular emphasis on solutions incorporating microcontrollers. These complex system-on-a-chip solutions are manufactured using our leading-edge process technologies, including complementary metal oxide semiconductor (“CMOS”), double-diffused metal oxide semiconductor (“DMOS”), logic, CMOS logic, bipolar, bipolar CMOS (“BiCMOS”), silicon germanium (“SiGe”), SiGe BiCMOS, analog, bipolar double diffused CMOS and radiation tolerant process technologies. We develop these process technologies ourselves to ensure they provide the maximum possible performance. In 2007, we fabricated approximately 93% of our products in our own wafer fabrication facilities, or “fabs.” We believe our ICs enable our customers to rapidly introduce leading edge electronic products that are differentiated by higher performance, advanced security features, lower cost, smaller size, longer battery life and more memory. Our products are used primarily in the following markets: communications, computing, consumer electronics, storage, security, industrial, automotive, military and aerospace.

We were originally incorporated in California in December 1984. In October 1999, we were reincorporated in Delaware. Our principal offices are located at 2325 Orchard Parkway, San Jose, California 95131, and our telephone number is (408) 441-0311. Our website is located at: www.atmel.com; however, the information in, or that can be accessed through, our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, through the “Investors” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, these filings may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Products

Our products consist primarily of microcontrollers, advanced logic, mixed-signal, nonvolatile memory, radio frequency and system-level integration semiconductor solutions.

Our business is organized into four operating segments (see Note 13 of Notes to Consolidated Financial Statements for further discussion). Each of our business units offers products that compete in one or more of the end markets described below under the caption “Principal Markets and Customers.”

•	Application specific integrated circuit (“ASIC”) segment includes customer and application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of specific applications. This segment also encompasses a range of products which provide security for digital data transactions, including smart cards for mobile phones, set top boxes, banking and national identity cards. We also develop customer specific products for high reliability space applications, and secure memory products.

•	Microcontrollers segment includes a variety of proprietary and standard microcontrollers, the majority of which contain embedded nonvolatile memory and integrated analog peripherals.

•	Nonvolatile Memories segment consists predominantly of serial interface electrically erasable programmable read-only memory (“SEEPROM”) and serial interface Flash memory products. This segment also includes parallel interface Flash memories as well as mature parallel interface electrically erasable programmable read-only memory (“EEPROM”) and erasable programmable read-only memory (“EPROM”) devices.

•	Radio Frequency (“RF”) and Automotive segment includes products primarily designed for the automotive industry. This segment produces and sells wireless and wired devices for industrial, consumer and automotive applications and it also provides foundry services which produce radio frequency products for the mobile telecommunications market.

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

We design and manufacture ASICs in a range of products that includes standard digital and analog functions, as well as nonvolatile memory elements and large pre-designed macro functions all integrated on a single chip. We work closely with customers to develop and manufacture custom ASIC products so that we can provide them with IC solutions on a sole-source basis. Our ASIC products are targeted primarily at high-volume customers whose applications require high-speed, high-density or low and mixed-voltage devices such as in the medical, consumer and security markets.

CAPtm.  Atmel’s CAP customizable microcontroller combines, on a single IC, an ARM-based microcontroller system-on-chip with a high-density Metal Programmable Block that enables customers to add application-specific logic. This hybrid device significantly reduces design time and cost compared to an equivalent ASIC, but commands a comparable unit price. CAP is aimed at medium-to high-volume customers, many of whom are replacing a field programmable gate array (“FPGA”)-plus-microcontroller combination.

Secure Microcontrollers.  Our advanced design capability expertise in non-volatile memory technology and experience in security products positions Atmel as one of the world’s pre-eminent suppliers of secure microcontroller-based ICs. Our Smart Card ICs primarily serve the cellular phone, banking, health card, national ID card and set-top box markets.

We also produce a broad portfolio of secure ICs, including CryptoMemory® and CryptoRFtm and smart card reader chips. Our secure microcontrollers feature dual contact/contactless products that comply with the ISO-14443, Universal Serial Bus (“USB”) Full-Speed interface and Serial Peripheral Interface (“SPI”) Protocols.

We combine dense nonvolatile memory technology and high performance AVR® and ARM® microcontroller cores to offer cost-effective solutions for demanding applications such as global system for mobile computing (“GSM”) subscriber identity module (“SIM”) cards and multi-application smart cards running on open platforms like Javatm.

We have also introduced solutions with multimedia and wireless communications devices targeting home entertainment, security, and automotive applications where information security is a primary objective.

FPGAs.  Our FPGAs (field programmable gate arrays), with FreeRAM and Cache Logic®, provide efficient memory management and a reconfigurable solution for adaptive digital signal processing and other computationally intensive applications. We also offer a family of radiation hardened FPGAs for space applications. Our family of reconfigurable FPGA Serial Configuration EEPROMs can replace one-time-programmable devices for FPGAs from other vendors. In addition we offer FPGA-to-gate array conversions for both military and commercial applications.

Smart Cards accounted for 11%, 12% and 14% of total revenue for the years ended December 31, 2007, 2006, and 2005, respectively.

Microcontrollers

Our Microcontroller segment offers customers a full range of products to serve the consumer, automotive, industrial, telecom and PC peripheral end markets for embedded controls. Our product portfolio has four major microcontroller architectures targeted at the high volume embedded control market: our proprietary 8-bit and 32-bit AVR platforms, our embedded ARM-based product family, and older 8051 8-bit based industry standard microcontroller products.

Embedded control systems typically incorporate a microcontroller as the principal active component. A microcontroller is a self-contained computer-on-a-chip consisting of a CPU, non-volatile program memory (Flash and EEPROM), random access memory (“RAM”) for data storage and various input/output peripheral capabilities. In addition to the microcontroller, a complete embedded control system incorporates application-specific software and may include specialized peripheral device controllers and internal or external non-volatile memory components, such as Flash and EEPROMs, to store additional program software, and various analog and interface products.

AVR.  Our largest microcontroller product offering is based on the 8-bit AVR architecture. The tinyAVR®, megaAVR®, AVR Wireless products, AVR USB products, AVR Smart Battery products and the AVR Touch User Interface products are all product families using the AVR 8-bit RISC CPU which allow customers to minimize power consumption while obtaining maximum performance and ease of programming. AVR products accounted for 20%, 16% and 10% of total revenue for the years ended December 31, 2007, 2006, and 2005, respectively. Our AVR picoPower® microcontroller family consumes the least power in the industry, enabling longer operating times in hand-held and battery powered applications. AVR32 is our proprietary microcontroller architecture which provides customers with higher, 32-bit performance when 8-bit power is no longer sufficient. The AVR32 product offering is targeted at the industrial, automotive and ultra low power segments of the 32-bit market. AVR microcontroller products include embedded non-volatile memory and are available with a complete selection of analog and digital interfaces. We offer over 100 different products in the AVR family.

ARM.  Our ARM microcontrollers are based on the standard 32-bit ARM7 and ARM9 architectures, where we offer a range of products with and without embedded nonvolatile memories. Our SAM7 and SAM9 (Smart Arm Micro) products offer high performance 32-bit microcontrollers with a variety of complex analog and digital peripherals integrated on the same chip. For customers demanding the highest performance products, we offer an

ARM9 product family. Our ARM customers save significant development time by using standard ARM software and the other development tools widely available.

8051. Our 8051 8-bit microcontroller product offering is based on the standard 8051 CPU and ranges from products containing 2 Kbytes of embedded Flash memory to the largest products offering 128 Kbytes of embedded Flash memory. The 8051 products address a significant portion of the 8-bit microcontroller market in which the customer already has an installed software and application base using the standard 8051 architecture.

Increased demand for reliable, flexible and low cost controls in the electronics industry is being met by microcontrollers which replace mechanical and other passive controls in a wide range of applications such as lighting, automobile control functions, home automation, wireless communications, white goods and user interfaces in all products requiring human interaction.

Nonvolatile Memories

Serial Interface Products (“Serials”).  Our serial interface products evolved from our EEPROM technology expertise which was developed to meet the market demand for delivery of nonvolatile memory content through specialized interfaces and low pin count packages. We currently support the 2-wire, 3-wire and SPI protocols which have industry wide acceptance. Due to our technology, package and broad density offerings we have maintained market leadership for the last several years. For economic reasons, beyond a certain density, it is more advantageous to employ FLASH nonvolatile memory technology, which we have incorporated in our 512 Kbytes and higher densities. The similarity of the feature sets between EEPROM and Flash technologies allows our customers to easily upgrade from the lower density to the higher density Serials. Serial EEPROM products accounted for 15%, 13% and 14% of total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

DataFlash®.  The SPI compatible DataFlash® family of serial Flash memories delivers reliable solutions to store embedded program code and data using low pin-count packages. DataFlash is designed to enable advanced features and functionality in a variety of high volume products and applications. By using Dataflash memories customers can minimize pin counts, simplify circuit boards, and reduce power consumption, all of which contribute to higher performance and a lower cost system. Dataflash products are generally used in digital answering machines, fax machines, personal computers, set-top boxes and DVD players.

Small size is important to our customers and we are continuously developing smaller packages for our serial Flash memories using, for example, a cost-effective ball grid array and a variety of dual footprint non-leaded packages to help our customers produce smaller products. We also offer the full range of industry standard SOIC, PDIP and TSSOP packages.

Flash Memory Products.  Flash represents a prevailing technology used in nonvolatile memory devices that can be reprogrammed within a system. We currently manufacture Flash products utilizing 0.18 and 0.13-micron process technologies.

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

EPROMs.  The worldwide one time programmable EPROM market is intensely competitive and characterized by commodity pricing. Our strategy is to target the high-performance end of this market by offering faster speed, higher density and lower power usage devices. These products are generally used to store the operating programs of embedded microcontroller or DSP-based systems, such as hard disk drives, CD-ROM drives and modems.

RF and Automotive

Automotive RF.  With our automotive RF products we are one of the leading suppliers for automobile access solutions. Our products include complete solutions for wireless key fobs, as well as the corresponding receivers and transceivers for the access control unit built into cars. Our innovative immobilizer ICs, which incorporate the widely accepted advanced encryption standard (“AES”), offer car theft protection. In addition we offer a wide portfolio of products targeted at keyless automobile starting systems including the industry’s first devices needed to determine if the key holder is properly seated before starting the car.

High Voltage.  Our high voltage products ICs are manufactured utilizing mixed signal high voltage technology, providing analog-bipolar, high voltage DMOS power and CMOS logic function on a single chip. These ICs withstand and operate at high voltages and can be connected directly to the battery of a car, with a focus on intelligent load drivers and local interconnect network (“LIN”) in-vehicle networking products. The applications for the load drivers are primarily motor and actuator drivers and smart valve controls. Our popular and rugged LIN in-vehicle networking product line helps car makers to simplify the wire harness by using the LIN bus which is rapidly gaining popularity. Many body electronic applications can be connected and controlled via the LIN network bus, including switches, actuators and sensors. Atmel’s LIN devices currently are the benchmark for robustness in the automotive industry, which we attribute to innovative design techniques as well as to our proprietary silicon on-insulator (“SOI”) process technology.

RF.  The RF product line includes our low frequency RF identification tag ICs which are targeted towards the access control market and the livestock and pet tagging markets. These ICs are used in combination with a reader IC to make possible contactless identification for a wide variety of applications. Our radio frequency products also target the industrial, scientific, medical (ISM) RF market, including wireless remote control applications such as home alarm systems, garage door openers, remote controlled toys, wireless game consoles and many others.

DVD.  Our laser diode drivers power the laser diodes used in CD and DVD drives for computer and consumer applications. We offer drivers for read only and read-write optical drives, including the new high density Blu-Ray standards. Our proprietary process technology has enabled us to develop photo diodes that are sensitive to blue as well as to red laser light. Our patent pending “open QFN” packaging technology enables cost efficient production of the photo detector ICs.

Mixed Signal.  Our broadcast radio products cater primarily for the automotive market. They include high performance receivers for AM/FM and HD car radio, an industry leading portfolio of highly integrated antenna drivers, which enable small form factor car antennas, and a complete chipset for the developing digital audio broadcasting /digital multimedia broadcasting radio market. In addition, our infrared (“IR”) receivers are among the leaders in the highly competitive market for IR remote control systems.

Technology

From inception, we have focused our efforts on developing advanced CMOS processes that can be used to manufacture reliable nonvolatile elements for memory and logic integrated circuits. We believe that our experience in single and multiple-layer metal CMOS processing gives us a competitive advantage in developing and delivering high-density, high-speed and low-power logic and memory and logic products.

We meet customers’ demands for constantly increasing functionality on ever-smaller ICs by increasing the number of layers we use to build the circuits on a wafer and by reducing the size of the transistors and other components in the circuit. To accomplish this we develop and introduce new wafer processing techniques as necessary. We also provide our fabrication facilities with state-of-the-art manufacturing equipment and development resources that allow us to produce ICs with increasingly sophisticated features. Our current ICs incorporate effective feature sizes as small as 0.13-micron. We are developing processes that will support effective feature sizes smaller than 0.13-micron, which we expect to produce at outside wafer foundries in the future.

Principal Markets and Customers

Communications.  Communications, including wireless and wireline telecommunications and data networking, is currently one of our larger end user markets. For the wireless market, we provide nonvolatile memory, standard and secure microcontrollers, and baseband and RF ASICs that are used for GSM and code-division multiple access (“CDMA”) mobile phones and their base stations, as well as two-way pagers, mobile radios, and cordless phones and their base stations. We also have a range of products based on the IEEE 802.11 wireless LAN standard, and on Bluetooth, a short-range wireless protocol that enables instant connectivity between electronic devices. Our principal customers in the wireless market include Ericsson, Motorola, Nokia, Philips, Qualcomm, Samsung and Siemens.

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

Consumer Electronics.  Our products are also used in a broad variety of consumer electronics products. We provide microcontrollers for batteries and battery chargers that minimize the power usage by being “turned on” only when necessary. Microcontrollers are also offered for fluorescent light ballasts. We provide multimode audio processors and MPEG2-based decoders with programmable transport for complex digital audio streams used in digital TVs, set top boxes and DVD players. We provide ASIC demodulators and decoders for cable modems. We also offer media access controllers for wireless local area networks (“WLANs”) and baseband controllers. In addition, we provide secure, encryption enabled, tamper resistant circuits for smart cards and embedded personal computer security applications. Our principal consumer electronics customers include Hosiden Corporation, Invensys, LG Electronics, Matsushita, Microsoft, Philips, Samsung, Sony and Toshiba.

Computing, Storage and Printing.  The computing and computing-peripherals markets are also growing as a result of increasing Internet use, network connectivity, and digital imaging requirements. For computing applications, we provide Flash memory, serial memory, USB hubs and ASICs for personal computers, servers and USB drives. We offer Trusted Platform Module (“TPM”) products that perform platform authentication and security for computing systems. Our biometric security IC verifies a user’s identity by scanning a finger. In today’s security conscious environment we believe TPM and biometry are finding applications where access to information, equipment and similar resources needs to be controlled or monitored. We provide ASICs, nonvolatile memory and microcontrollers for laser printers, inkjet printers, copy machines and scanners. Our principal customers in these markets include Dell, Hewlett-Packard, IBM, Intel, M-Systems, Seagate and Western Digital.

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

Automotive.  The automotive electronics market has grown modestly, driven by demand for more sophisticated electronic systems, yet it remains stable during times when other sectors fluctuate. For automotive applications, we provide body electronics for passenger comfort and convenience; safety related subsystems such as air-bag drivers, anti-lock brake control, tire pressure monitors; keyless entry transmitters and receivers; and in-vehicle entertainment components. With our introduction of high-voltage and high-temperature capable ICs we are broadening the automotive reach to systems and controls in the engine compartment. Virtually all of these are application-specific mixed signal ICs. Our principal customers in these markets include Continental-Temic, Daimler-Chrysler, Delphi, Hella, Marelli, Robert Bosch, Siemens-VDO and TRW.

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

Manufacturing

Once we have fabricated the wafers, we probe and test the individual circuits on them to identify those that do not function. This saves us the cost of putting mechanical packages around circuits whose failure can be determined in advance. After probe, we send all of our wafers to one of our independent assembly contractors, located in China, Indonesia, Japan, Malaysia, the Philippines, South Korea, Taiwan, or Thailand where they are cut into individual chips and assembled into packages. Many of the finished products are given a final test at the assembly contractors although some are shipped back to our test facilities in the United States where we perform electrical testing and visual inspection before shipment to customers.

The raw materials and equipment we use to produce our integrated circuits are available from several suppliers and we are not dependent upon, any single source of supply. However, some materials have been in short supply in the past and lead times on occasion have lengthened, especially during semiconductor expansion cycles.

During 2006, management reached a conclusion that the manufacturing capacity available at our existing facilities, combined with an increased emphasis on outsourcing certain products to foundry partners, exceeded our forecasted demand, and we began a restructuring program to sell or close facilities in order to optimize utilization of the remaining facilities. If market demand for our products increases during 2008, we believe that we will be able to substantially meet our production needs from our remaining wafer fabrication facilities through at least the end of 2008; however, capacity requirements may vary depending on, among other things, our rate of growth and our ability to increase production levels.

During 2007 we manufactured approximately 93% of our products at our wafer fabrication facilities located in Colorado Springs, Colorado; Rousset, France; Heilbronn, Germany; and North Tyneside, United Kingdom. In December, 2006, we announced restructuring initiatives that included seeking to sell the North Tyneside and Heilbronn facilities to optimize our manufacturing operations. We also announced, at that time, our intention to move to a fab-lite manufacturing model with increased utilization of third-party foundry capacity. On October 8, 2007, we announced that we entered into separate agreements with Taiwan Semiconductor Manufacturing Company, Ltd. (“TSMC”) and Highbridge Business Park Limited (“Highbridge”) for the sale of the wafer fabrication equipment and related property located in North Tyneside, United Kingdom. We ceased manufacturing operations at our North Tyneside, UK wafer fabrication facility in February 2008 and have increased production at our Colorado Springs and Rousset wafer fabs to provide the necessary output to meet demand.

Much of the $70 million of manufacturing equipment paid for during 2007 was related to process technology advancements. It is anticipated that capital equipment purchases for 2008, estimated at $80 to $90 million, will be focused on maintaining existing equipment, providing additional testing capacity and, to a limited extent, on developing advanced process technologies.

Irving, Texas, Facility

On May 1, 2007, we announced the sale of our Irving, Texas, wafer fabrication facility for approximately $37 million in cash. The sale of the facility includes approximately 39 acres of land, the fabrication facility building, and related offices, and remaining equipment. We retained an additional 17 acres of undeveloped land and is currently offered for sale.

North Tyneside, United Kingdom, and Heilbronn, Germany, Facilities

In December 2006, we announced our decision to sell our wafer fabrication facilities in North Tyneside, United Kingdom, and Heilbronn, Germany, in an effort to increase manufacturing efficiencies by better utilizing remaining wafer fabrication facilities, while reducing future capital expenditure requirements.

Following the announcement of our intention to sell the North Tyneside, UK fabrication facility in the fourth quarter of 2006, we assessed the fair market value of the facility compared to the carrying value recorded. The fair value was determined using a market-based valuation technique and estimated future cash flows. We recorded a net impairment charge of $72 million in the quarter ended December 31, 2006 related to the write-down of long lived assets to their estimated fair values, less costs to dispose of the assets.

We acquired the North Tyneside, United Kingdom, facility in September 2000, including an interest in 100 acres of land and the fabrication facility of approximately 750,000 square feet, for $100 million. We sold 40 acres in 2002 for $14 million. We recorded an asset impairment charge of $318 million in the second quarter of 2002 to write down the carrying value of equipment in the fabrication facilities in North Tyneside, United Kingdom, to its estimated fair value. The estimate of fair value was made based on management’s best estimates.

On October 8, 2007, we entered into definitive agreements to sell certain wafer fabrication equipment and land and buildings at North Tyneside to TSMC and Highbridge for a total of approximately $124 million. The disposal group previously classified as held for sale included all assets (excluding cash and inventory) and liabilities of the North Tyneside legal entity. Upon entering into the agreements noted above, we determined that certain equipment and all of the related liabilities were no longer included in the disposal group as they were not being acquired or assumed by the buyer. As a result, we reassessed whether the assets to be sold in this transaction continued to meet the criteria for classification as held for sale as of September 30, 2007. We concluded that the assets to be sold under the above agreements were no longer available for immediate sale in their present condition as the terms of the these agreements require us to perform significant additional steps, including the dismantling, decommissioning and testing of the wafer fabrication equipment before TSMC will accept transfer of title of the purchased equipment, as well as the delivery of a vacated building to Highbridge. We had previously expected to sell the assets in the form of the transfer of the legal entity and then enter into a further supply agreement for product wafers with the buyer. However, the agreements noted above require termination of production efforts in order to deliver assets in the condition specified by the buyers. We have determined that we need to continue to operate the facility in order to build sufficient inventory as a result of the closure of the North Tyneside facility, and therefore cannot deliver the assets to be sold in the conditions specified in the sales agreements until production activity is concluded, which occurred in February 2008. In accordance with SFAS No. 144, we determined in the third quarter of 2007 that the assets to be sold to TSMC and Highbridge did not meet the criteria for assets held for sale and were reclassified as held and used, and measured at the lower of their adjusted carrying amounts or fair values less cost to sell as of December 31, 2007. We received proceeds of $43 million from Highbridge for the closing of the real property portion of the transaction in November 2007 and a gain on the sale of the real property will be recognized upon us vacating the facility during the second quarter of 2008. The gain on the sale of fabrication equipment will be recognized when such equipment is transferred to and accepted by TSMC during the first two quarters of 2008.

The Heilbronn, Germany, facility did not meet the criteria for classification as held for sale as of December 31, 2007 and 2006, due to uncertainties relating to the likelihood of completing the sale within the next twelve months. Long-lived assets of this facility at December 31, 2007 and 2006, respectively, were classified as held and used. After an assessment of expected future cash flows generated by the Heilbronn, Germany facility, we concluded that no impairment existed in the years ended December 31, 2007 and 2006

Environmental Compliance

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

Marketing and Sales

We generate our revenue by selling our products directly to original equipment manufacturers (“OEMs”) and indirectly to OEMs through distributors. We market our products worldwide to a diverse base of OEMs serving primarily commercial markets. In the United States and Canada, we sell our products to large OEM accounts primarily by using manufacturers’ representatives or through national and regional distributors. Our agreements with our representatives and distributors are generally terminable by either party on short notice, subject to local laws. Direct sales to OEMs as a percentage of net revenues for 2007 totaled 53% while sales to distributors totaled 44% of net revenues.

Sales to U.S. OEMs, as a percentage of net revenues totaled 10%, 17% and 17% for 2007, 2006 and 2005, respectively. Sales to U.S. distributors, as a percentage of net revenues, totaled 6%, 7% and 6% for 2007, 2006 and 2005, respectively. We support this sales network from our headquarters in San Jose, California and through U.S. regional offices in California, Colorado, Florida, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, North Carolina, Oregon, Texas and Washington.

We sell to customers outside of the U.S. primarily by using international sales representatives and through distributors, who are managed from our foreign sales offices. We maintain sales offices in China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, Korea, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. Our sales outside the U.S. represented 87%, 86% and 87% of net revenues in 2007, 2006 and 2005, respectively. We expect revenues from our international sales will continue to represent a significant portion of our net revenues. International sales are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements and foreign government regulations.

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

Research and Development

We believe significant investment in research and development is vital to our success, growth and profitability, and we will continue to devote substantial resources, including management time, to this activity. Our primary objectives are to increase performance of our existing products, to develop new wafer processing and design technologies, and to draw upon these technologies and our experience in embedded applications to create new products.

During 2007, 2006 and 2005, we spent $272 million, $289 million and $268 million, respectively, on research and development. Research and development expenses are charged to operations as incurred. We expect these expenditures will increase in the future as we continue to invest in new products and new processing technology.

Competition

We operate in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Cypress, Freescale, Fujitsu, Hitachi, IBM, Infineon, Intel, LSI Logic, Microchip, Philips, Renesas, Samsung, Sharp, Spansion, STMicroelectronics, Texas Instruments and Toshiba. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced new products, we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last three years, we have experienced significant price competition in several business segments, especially in our Nonvolatile Memory segment for EPROM, Serial EEPROM, and Flash memory products, in our ASIC segment for smart cards, and in our Microcontroller segment for commodity microcontrollers. We expect continuing competitive pressures in our markets from existing competitors and new entrants, new technology and cyclical demand, which, among other factors, will likely maintain the recent trend of declining average selling prices for our products.

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

Patents and Licenses

We maintain a portfolio of United States patents and we have numerous patent applications on file with the U.S. Patent and Trademark Office. We also operate an internal program to identify patentable developments and we file patent applications wherever necessary to protect our proprietary technologies. However, because technology changes very rapidly in the semiconductor industry, we believe our continued success depends primarily on the technological and innovative skills of our employees and their abilities to rapidly commercialize discoveries.

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

We have in the past been involved in intellectual property infringement lawsuits which harmed our operating results. Although we intend to vigorously defend against any such lawsuits, we may not prevail given the complex technical issues and inherent uncertainties in patent and intellectual property litigation. Moreover, the cost of defending against such litigation, in terms of management time and attention, legal fees and product delays, could be substantial, regardless of the outcome. If any patent or other intellectual property claims against us are successful, we may be prohibited from using the technologies subject to these claims, and if we are unable to obtain a license on acceptable terms, license a substitute technology, or design new technology to avoid infringement, our business and operating results may be significantly harmed.

We have several cross-license agreements with other companies. In the future, it may be necessary or advantageous for us to obtain additional patent licenses from existing or other parties, but these license agreements may not be available to us on acceptable terms, if at all.

Employees

At December 31, 2007, we employed approximately 7,400 employees compared to approximately 8,000 employees at December 31, 2006. Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly highly skilled design, process and test engineers necessary for the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees, most of whom are not subject to an employment agreement for a specified term or a post-employment non-competition agreement, could harm our business.

Backlog

We accept purchase orders for deliveries covering periods from one day up to approximately one year. However, purchase orders can generally be revised or cancelled by the customer without penalty. In addition, significant portions of our sales are ordered with relatively short lead times, often referred to as “turns business.” Considering these industry practices and our experience, we do not believe the total of customer purchase orders outstanding (backlog) provides meaningful information that can be relied on to predict actual sales for future periods.

Geographic Areas

In 2007, 13% of our net revenues were derived from customers in the United States, 50% from customers in Asia, 35% from customers in Europe, and 2% from customers in other regions. This disclosure is determined based on the destination of our products when they are shipped.

As of December 31, 2007, we owned long-lived assets in the United States amounting to $137 million, in France amounting to $268 million, in Germany amounting to $34 million and in the United Kingdom amounting to $107 million. See Note 13 of Notes to Consolidated Financial Statements for further discussion.

Seasonality

The semiconductor industry is increasingly characterized by annual seasonality and wide fluctuations of supply and demand. A significant portion of our revenue comes from sales to customers supplying consumer markets and international sales. As a result, our business may be subject to seasonally lower revenues in particular quarters of our fiscal year. The industry has also been impacted by significant shifts in consumer demand due to economic downturns or other factors, which may result in diminished product demand and production over-capacity. We have experienced substantial quarter-to-quarter fluctuations in revenues and operating results and expect, in the future, to continue to experience short term period-to-period fluctuations in operating results due to general industry or economic conditions.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In addition, these risks and uncertainties may impact the “forward-looking” statements described elsewhere in this Form 10-K and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.

OUR REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS, WHICH MAY RESULT IN VOLATILITY OR A DECLINE IN OUR STOCK PRICE.

Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:

•	the nature of both the semiconductor industry and the markets addressed by our products;

•	our transition to a fab-lite strategy;

•	our increased dependence on outside foundries and their ability to meet our volume, quality, and delivery objectives, particularly during times of increasing demand along with inventory excesses or shortages due to reliance on third party manufacturers;

•	our compliance with U.S. trade and export laws and regulations;

•	fluctuations in currency exchange rates and revenues and costs denominated in foreign currencies;

•	ability of independent assembly contractors to meet our volume, quality, and delivery objectives;

•	success with disposal or restructuring activities, including disposition of our North Tyneside and Heilbronn facilities;

•	fluctuations in manufacturing yields;

•	third party intellectual property infringement claims;

•	the highly competitive nature of our markets;

•	the pace of technological change;

•	political and economic risks;

•	natural disasters or terrorist acts;

•	assessment of internal controls over financial reporting;

•	ability to meet our debt obligations;

•	availability of additional financing;

•	potential impairment and liquidity of auction rate securities;

•	our ability to maintain good relationships with our customers;

•	long-term contracts with our customers;

•	integration of new businesses or products;

•	our compliance with international, federal and state export, environmental, privacy and other regulations;

•	personnel changes;

•	business interruptions;

•	system integration disruptions;

•	anti-takeover effects in our certificate of incorporation, bylaws, and preferred shares rights agreement;

•	changes in accounting rules, such as recording expenses for employee stock option grants;

•	foreign pension plans are unfunded and any requirement to fund these plans could negatively impact or cash position;

•	acquisition strategy may result in unanticipated accounting charges or otherwise adversely affect or results of operations

•	we may not be able to effectively utilize all of our manufacturing capacity;

•	disruptions to the availability of raw materials can disrupt our ability to supply products to our customers;

•	product liability claims may arise resulting in significant costs and damage to reputation;

•	revenues are dependent on selling through distributors;

•	audits of our income tax returns, both in the U.S. and in foreign jurisdictions; and

•	compliance with economic incentive terms in certain government grants.

Any unfavorable changes in any of these factors could harm our operating results.

We believe that our future sales will depend substantially on the success of our new products. Our new products are generally incorporated into our customers’ products or systems at their design stage. However, design wins can precede volume sales by a year or more. We may not be successful in achieving design wins or design wins may not result in future revenues, which depend in large part on the success of the customer’s end product or system. The average selling price of each of our products usually declines as individual products mature and competitors enter the market. To offset average selling price decreases, we rely primarily on reducing costs to manufacture those products, increasing unit sales to absorb fixed costs and introducing new, higher priced products which incorporate advanced features or integrated technologies to address new or emerging markets. Our operating results could be harmed if such cost reductions and new product introductions do not occur in a timely manner. From time to time, our quarterly revenues and operating results can become more dependent upon orders booked and shipped within a given quarter and, accordingly, our quarterly results can become less predictable and subject to greater variability.

In addition, our future success will depend in large part on the continued economic growth generally and of growth in various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics, data networking equipment and military equipment. The semiconductor industry has the ability to supply more products than demand requires. Our ability to be profitable will depend heavily upon a better supply and demand balance within the semiconductor industry.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS.

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The semiconductor industry faced severe business conditions with global semiconductor revenues for the industry declining 32% to $139 billion in 2001, compared to revenues in 2000. The semiconductor industry began to turn around in 2002 with global semiconductor sales increasing modestly by 1% to $141 billion. Global semiconductor sales increased 18% to $166 billion in 2003, 27% to $211 billion in 2004, 8% to $228 billion in 2005, 9% to $248 billion in 2006, 3% to $256 billion in 2007, and are estimated by the Semiconductor Industry Association to increase 8% to $277 billion in 2008.

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

The semiconductor industry is increasingly characterized by annual seasonality and wide fluctuations of supply and demand. A significant portion of our revenue comes from sales to customers supplying consumer markets and international sales. As a result, our business may be subject to seasonally lower revenues in particular quarters of our fiscal year. The industry has also been impacted by significant shifts in consumer demand due to economic downturns or other factors, which may result in diminished product demand and production over-

capacity. We have experienced substantial quarter-to-quarter fluctuations in revenues and operating results and expect, in the future, to continue to experience short term period-to-period fluctuations in operating results due to general industry or economic conditions.

WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS AS WE TRANSITION TO A FAB-LITE STRATEGY, AND INCREASE DEPENDENCE ON OUTSIDE FOUNDRIES, WHERE SUCH FOUNDRIES MAY NOT HAVE ADEQUATE CAPACITY TO FULFILL OUR NEEDS AND MAY NOT MEET OUR QUALITY AND DELIVERY OBJECTIVES OR MAY ABANDON FABRICATION PROCESSES THAT WE REQUIRE.

As part of our fab-lite strategy, we have reduced and plan to further reduce the number of manufacturing facilities we own. In December 2005, we sold our Nantes, France fabrication facility and the related foundry activities, to XybyBus SAS. In July 2006, we sold our Grenoble, France subsidiary (including the fabrication facility in Grenoble) to e2v technologies plc. In December 2006, we announced the planned sale of our North Tyneside, United Kingdom and Heilbronn, Germany wafer fabrication facilities. On May 1, 2007, we announced the sale of our Irving, Texas, wafer fabrication facility. On October 8, 2007, we announced that we had entered into agreements for the sale of certain wafer equipment and real property in North Tyneside, United Kingdom. As a result of the sale (or planned sale) of such fabrication facilities, we will be increasingly relying on the utilization of third-party foundry manufacturing and assembly and test capacity. As part of this transition we must expand our foundry relationships by entering into new agreements with third-party foundries. If these agreements are not completed on a timely basis, or the transfer of production is delayed for other reasons, the supply of certain of our products could be disrupted, which would harm our business. In addition, difficulties in production yields can often occur when transitioning to a new third-party manufacturer. If such foundries fail to deliver quality products and components on a timely basis, our business could be harmed.

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

WE BUILD SEMICONDUCTORS BASED ON FORECASTED DEMAND, AND AS A RESULT, CHANGES TO FORECASTS FROM ACTUAL DEMAND MAY RESULT IN EXCESS INVENTORY OR OUR INABILITY TO FILL CUSTOMER ORDERS ON A TIMELY BASIS WHICH MAY HARM OUR BUSINESS.

We schedule production and build semiconductor devices based primarily on our internal forecasts, as well as non-binding forecasts from customers for orders which may be cancelled or rescheduled with short notice. Our customers frequently place orders requesting product delivery in a much shorter period than our lead time to fully fabricate and test devices. Because the markets we serve are volatile and subject to rapid technological, price, and end user demand changes, our forecasts of unit quantities to build may be significantly incorrect. Changes to forecasted demand from actual demand may result in us producing unit quantities in excess of orders from customers, which could result in the need to record additional expense for the write-down of inventory, negatively affecting gross margin and results from operations.

As we transition to increased dependence on outside foundries, we will have less control over modifying production schedules to match changes in forecasted demand. If we commit to obtaining foundry wafers and cannot cancel or reschedule commitments without material costs or cancellation penalties, we may be forced to purchase inventory in excess of demand, which could result in a write-down of inventories negatively affecting gross margin and results of operations.

Conversely, failure to produce or obtain sufficient wafers for increased demand could cause us to miss revenue opportunities, and, if significant, could impact our customers ability to sell products, which could adversely affect our customer relationships, and thereby materially adversely affect our business, financial condition, and results of operations.

OUR INTERNATIONAL SALES AND OPERATIONS ARE SUBJECT TO APPLICABLE LAWS RELATING TO TRADE AND EXPORT CONTROLS, THE VIOLATION OF WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

For products and technology exported from the U.S. or otherwise subject to U.S. jurisdiction, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the Office of Foreign Assets Control (“OFAC”), U.S. Department of the Treasury. We have discovered shortcomings in our export compliance procedures. We are currently analyzing product shipments and technology transfers, working with U.S. government officials to ensure compliance with applicable U.S. export laws and regulations, and developing an enhanced export compliance system. A determination by the U.S. government that we have failed to comply with one or more of these export controls or trade sanctions could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, and debarment from U.S. participation in government contracts. Any one or more of these sanctions could have a material adverse effect on our business, financial condition and results of operations.

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES THAT COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS AND CASH FLOWS, AND REVENUES AND COSTS DENOMINATED IN FOREIGN CURRENCIES COULD ADVERSELY IMPACT OUR OPERATING RESULTS WITH CHANGES IN THESE FOREIGN CURRENCIES AGAINST THE DOLLAR.

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

When we take an order denominated in a foreign currency we may receive fewer dollars than initially anticipated if that local currency weakens against the dollar before we collect our funds. Conversely, when we incur a cost denominated in a foreign currency we may pay more dollars than initially anticipated if that local currency strengthens against the dollar before we pay the costs. In addition to reducing revenues or increasing our costs, this risk can negatively affect our operating results. In Europe, where our significant operations have costs denominated in European currencies, a negative impact on expenses can be partially offset by a positive impact on revenues. Sales denominated in European currencies as a percentage of net revenues were 21%, 18% and 16% in the years ended December 31, 2007, 2006 and 2005, respectively. Sales denominated in yen as a percentage of net revenues were 1% in the years ended December 31, 2007, 2006 and 2005. Operating expenses denominated in foreign currencies as a percentage of total operating expenses, primarily the euro, were 51%, 52% and 55% in the years ended December 31, 2007, 2006 and 2005, respectively.

We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Conversely, we face the risk that our accounts payable denominated in foreign currencies could increase in value if such foreign currencies strengthen against the dollar. Approximately 23% and 26% of our accounts receivable are denominated in foreign currency as of December 31, 2007 and 2006, respectively.

We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 54% and 48% of our accounts payable were denominated in foreign currency as of December 31, 2007 and 2006, respectively. Approximately 18% and 60% of our debt obligations were denominated in foreign currency as of December 31, 2007 and 2006, respectively.

WE DEPEND ON INDEPENDENT ASSEMBLY CONTRACTORS WHICH MAY NOT HAVE ADEQUATE CAPACITY TO FULFILL OUR NEEDS AND WHICH MAY NOT MEET OUR QUALITY AND DELIVERY OBJECTIVES.

We currently manufacture a majority of the wafers for our products at our fabrication facilities, and the wafers are then sorted and tested at our facilities. After wafer testing, we ship the wafers to one of our independent assembly contractors located in China, Indonesia, Japan, Malaysia, the Philippines, South Korea, Taiwan or Thailand where the wafers are separated into die, packaged and, in some cases, tested. Our reliance on independent contractors to assemble, package and test our products involves significant risks, including reduced control over quality and delivery schedules, the potential lack of adequate capacity and discontinuance or phase-out of the contractors’ assembly processes. These independent contractors may not continue to assemble, package and test our products for a variety of reasons. Moreover, because our assembly contractors are located in foreign countries, we are subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions, including export controls, and changes in tariff and freight rates. Accordingly, we may experience problems in timelines and the adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.

Sales to customers outside the U.S. accounted for 87%, 86% and 87% of net revenues in the years ended December 31, 2007, 2006 and 2005, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:

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

Approximately 22%, 19% and 17% of our net revenues in the years ended December 31, 2007, 2006 and 2005 were denominated in foreign currencies. Operating costs denominated in foreign currencies, primarily the euro, were approximately 51%, 52% and 55% of total operating costs in the years ended December 31, 2007, 2006 and 2005, respectively.

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

As of December 31, 2007, our total debt was $163 million, compared to $169 million at December 31, 2006. Our long-term debt less current portion to equity ratio was 0.02 and 0.06 at December 31, 2007 and 2006, respectively. Increases in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

Certain of our debt facilities contain terms that subject us to financial and other covenants. We were in compliance with all of these covenants as of December 31, 2007.

We were previously not in compliance with covenants requiring timely filing of U.S. GAAP financial statements as of December 31, 2006, and, as a result, requested waivers from our lenders to avoid default under these facilities. Waivers were not received from all lenders, and as a result, we had previously classified $23 million of non-current liabilities to current liabilities on our consolidated balance sheet as of December 31, 2006. As a result of our return to compliance with the related financial and filing requirement covenants in June 2007, these liabilities are classified as non-current liabilities as of December 31, 2007.

From time to time our ability to meet our debt obligations will depend upon our ability to raise additional financing and on our future performance and ability to generate substantial cash flow from operations, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to meet debt obligations or otherwise are obliged to repay any debt prior to its due date, our available cash would be depleted, perhaps seriously, and our ability to fund operations harmed. In addition, our ability to service long-term debt in the U.S. or to obtain cash for other needs from our foreign subsidiaries may be structurally impeded, as a substantial portion of our operations are conducted through our foreign subsidiaries. Our cash flow and ability to service debt are partially dependent upon the liquidity and earnings of our subsidiaries as well as the distribution of those earnings, or repayment of loans or other payments of funds by those subsidiaries, to the

U.S. parent corporation. These foreign subsidiaries are separate and distinct legal entities and may have limited or no obligation, contingent or otherwise, to pay any amount to us, whether by dividends, distributions, loans or any other form.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

We intend to continue to make capital investments to support new products and manufacturing processes that achieve manufacturing cost reductions and improved yields. We may seek additional equity or debt financing to fund operations, strategic transactions, or other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms.

A SUBSTANTIAL PORTION OF OUR SHORT-TERM INVESTMENT PORTFOLIO IS INVESTED IN HIGHLY-RATED AUCTION RATE SECURITIES. FAILURES IN THESE AUCTIONS MAY AFFECT OUR LIQUIDITY, WHILE RATING DOWNGRADES OF THE SECURITY ISSUER AND/OR THE THIRD-PARTIES INSURING SUCH INVESTMENTS MAY REQUIRE US TO ADJUST THE CARRYING VALUE OF THESE INVESTMENTS THROUGH AN IMPAIRMENT CHARGE.

Approximately $29 million of our investment portfolio at December 31, 2007 is invested in highly-rated auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. If the auctions for the securities we own fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge. Through the time of filing of this Form 10-K, we have had four failed auctions relating to such securities aggregating approximately $3.4 million.

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

We sell many of our products through distributors. Our distributors could experience financial difficulties or otherwise reduce or discontinue sales of our products. Our distributors could commence or increase sales of our competitors’ products. In any of these cases, our business could be harmed. Our sales terms for European distributors generally include very limited rights of return and stock rotation privileges. However, as we evaluate how to refine our distribution strategy, we may need to modify our sales terms or make changes to our distributor base, which may impact our future revenues in this region. It may take time for us to convert systems and processes to support modified sales terms. In addition, revenues in Asia may be impacted in the future as we refine our distribution strategy and optimize our distributor base in this region. It may take time for us to identify financially viable distributors and help them develop high quality support services. There can be no assurances that we will be able to manage these changes in an efficient and timely manner, or that our net revenues, result of operations and financial position will not be negatively impacted as a result.

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

On February 6, 2008, we announced that we had entered into a definitive agreement for the purchase of Quantum Research Group Ltd. (“Quantum”), a developer of capacitive sensing IP and solutions for user interfaces. Under the terms of the agreement, we will pay approximately $88 million in cash at closing and upon the satisfaction of certain contingencies over the next three years, certain Quantum shareholders may also receive up to an additional $42 million in cash and our common stock, the ratio of which will be determined at closing. The acquisition of Quantum is expected to close in the first quarter of 2008, subject to customary closing conditions and regulatory approvals.

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

SYSTEM INTEGRATION DISRUPTIONS COULD HARM OUR BUSINESS.

We periodically make enhancements to our integrated financial and supply chain management systems. This process is complex, time-consuming and expensive. Operational disruptions during the course of this process or delays in the implementation of these enhancements could impact our operations. Our ability to forecast sales demand, ship products, manage our product inventory and record and report financial and management information on a timely and accurate basis could be impaired while we are making these enhancements.

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

CHANGES IN STOCK OPTION ACCOUNTING RULES MAY ADVERSELY IMPACT OUR REPORTED OPERATING RESULTS, OUR STOCK PRICE, AND OUR ABILITY TO OFFER COMPETITIVE COMPENSATION ARRANGEMENTS WITH OUR EMPLOYEES.

In December 2004, the FASB issued SFAS No. 123R, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes our previous accounting under APB No. 25.

We adopted SFAS No. 123R effective January 1, 2006, using the modified prospective transition method and our consolidated financial statements as of and for the years ended December 31, 2007 and 2006 are based on this method. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123R.

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

Income from continuing operations in 2007 was reduced by stock-based compensation expenses of $17 million and loss from continuing operations in, 2006 was increased by stock-based compensation expenses of $9 million. These charges were calculated in accordance with SFAS No. 123R.

The implementation of SFAS No. 123R has resulted in lower report operating results, net income, and earnings per share, which could negatively impact our future stock price. In addition, this could impact our ability to utilize employee stock plans to reward employees, and could result in a competitive disadvantage to us in attracting or retaining employees in the future.

OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY IMPACT OUR CASH POSITION AND OPERATING CAPITAL.

We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $53 million at both December 31, 2007 and 2006. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits paid in 2007 was approximately $1 million, and we expect to pay $2 million in 2008. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.

OUR ACQUISITION STRATEGY MAY RESULT IN UNANTICIPATED ACCOUNTING CHARGES OR OTHERWISE ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, AND RESULT IN DIFFICULTIES IN ASSIMILATING AND INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES OR BUSINESSES, OR BE DILUTIVE TO EXISTING SHAREHOLDERS.

A key element of our business strategy includes expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our skilled engineering workforce or enhance our technological capabilities. Between January 1, 1999 and December 31, 2007, we acquired two companies and certain assets of three other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. On February 6, 2008, we announced that we had entered into a definitive agreement for the purchase of Quantum Research Group Ltd. (“Quantum”), a developer of capacitive sensing IP and solutions for user interfaces. Under the terms of the agreement, we will pay approximately $88 million in cash at closing and upon the satisfaction of certain contingencies over the next three years, certain Quantum shareholders may also receive up to an additional $42 million in cash and our common stock, the ratio of which will be determined at closing. The acquisition of Quantum is expected to close in the first quarter of 2008, subject to customary closing conditions and regulatory approvals.

Acquisitions may require significant capital infusions, typically entail many risks, and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We have in the past and may in the future experience delays in the timing and successful integration of an acquired company’s technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases. Furthermore, these challenges would be even greater if we acquired a business or entered into a business combination transaction with a company that was larger and more difficult to integrate than the companies we have historically acquired.

Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense, and the recording and later amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline. Beginning January 1, 2009, the accounting for future business combinations will change. We expect that the new requirements will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. We may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. Any issuance of equity or convertible debt securities may be dilutive to our existing shareholders.

We cannot assure you that we will be able to consummate any pending or future acquisitions or that we will realize any anticipated benefits from these acquisitions. We may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, and any decline in the price of our common stock may make it significantly more difficult and expensive to initiate or consummate additional acquisitions.

WE MAY NOT BE ABLE TO EFFECTIVELY UTILIZE ALL OF OUR MANUFACTURING CAPACITY, WHICH MAY NEGATIVELY IMPACT OUR BUSINESS.

The manufacture and assembly of semiconductor devices requires significant fixed investment in manufacturing facilities, specialized equipment, and a skilled workforce. If we are unable to fully utilize our own fabrication facilities due to decreased demand, significant shift in product mix, obsolescence of the manufacturing equipment installed, lower than anticipated manufacturing yields, or other reasons, our operating results will suffer. Our inability to produce at anticipated output levels could include delays in the recognition of revenue, loss of revenue or future orders, customer-imposed penalties for failure to meet contractual shipment deadlines.

Our operating results are also adversely affected when we operate at production levels below optimal capacity. Lower capacity utilization results in certain costs being charged directly to expense and lower gross margins. During 2007, we lowered production levels significantly at our North Tyneside, United Kingdom manufacturing facility to avoid building more inventory than we were forecasting orders for. As a result, operating costs for these periods were higher than in prior periods negatively impacting gross margins. While we expect to close this facility in the first quarter of 2008, there can be no assurance that other Atmel manufacturing facilities will not experience similar conditions requiring production levels to be reduced below optimal capacity levels. If we are unable to operate our manufacturing facilities at optimal production levels, our operating costs will increase and gross margin and results from operations will be negatively impacted.

DISRUPTIONS TO THE AVAILABILITY OF RAW MATERIALS CAN DISRUPT OUR ABILITY TO SUPPLY PRODUCTS TO OUR CUSTOMERS, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

The manufacture of semiconductor devices requires specialized raw materials, primarily certain types of silicon wafers. We generally utilize more than one source to acquire these wafers, but there are only a limited number of qualified suppliers capable of producing these wafers in the market. The raw materials and equipment necessary for our business could become more difficult to obtain as worldwide use of semiconductors in product applications increases. We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time than expected to fill our orders. Any significant interruption of the supply of raw materials could harm our business.

WE COULD FACE PRODUCT LIABILITY CLAIMS THAT RESULT IN SIGNIFICANT COSTS AND DAMAGE TO REPUTATION WITH CUSTOMERS, WHICH WOULD NEGATIVELY IMPACT OUR OPERATING RESULTS.

All of our products are sold with a limited warranty. However, we could incur costs not covered by our warranties, including additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting their defective products, costs for product recalls, or other damages. These costs could be disproportionately higher than the revenue and profits we receive from the sales of these devices.

Our products have previously experienced, and may in the future experience, manufacturing defects, software or firmware bugs, or other similar defects. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers.

We have implemented significant quality control measures to mitigate this risk; however, it is possible that products shipped to our customers will contain defects or bugs. In addition, these problems may divert our technical and other resources from other development efforts. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional costs or delay shipments for revenue which would negatively affect our business, financial condition, and results of operations.

OUR REVENUES ARE DEPENDENT ON SELLING THROUGH DISTRIBUTORS.

Sales through distributors accounted for 44%, 41% and 40% of our net revenues in 2007, 2006 and 2005. We market and sell our products through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon relatively short notice to the other party. These agreements are non-exclusive and also permit our distributors to offer our competitors’ products. We are dependent on our distributors to supplement our direct marketing and sales efforts. If any significant distributor or a substantial number of our distributors terminated their relationship with us or decided to market our competitors’ products over our products, our ability to bring our products to market would be negatively impacted, we may have difficulty in collecting outstanding receivable balances, and incur other charges or adjustments resulting in material adverse impact to our revenues and operating results.

Additionally, distributors typically maintain an inventory of our products. For certain distributors, we have signed agreements which protect the value of their inventory of our products against price reductions, as well as provide for rights of return under specific conditions. In addition, certain agreements with our distributors also contain standard stock rotation provisions permitting limited levels of product returns. We defer the gross margins on our sales to these distributors, until the applicable products are re-sold by the distributors. However, in the event of an unexpected significant decline in the price of our products or significant return of unsold inventory, we may experience inventory write-downs, charges to reimburse costs incurred by distributors, or other charges or adjustments which could harm our revenues and operating results.

THE OUTCOME OF CURRENTLY ONGOING AND FUTURE AUDITS OF OUR INCOME TAX RETURNS, BOTH IN THE US AND IN FOREIGN JURISDICTIONS, COULD HAVE AN ADVERSE AFFECT ON OUR NET INCOME (LOSS) AND FINANCIAL CONDITION.

We are subject to continued examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that the resolution of these audits will not have a material adverse impact on our results of operations, cash flows or financial position, the outcome is subject to uncertainties. Should we be unable to obtain agreements with the tax authority on the various proposed adjustments, there exists the possibility of an adverse material impact on our results of operations, cash flows and financial position.

IF WE ARE UNABLE TO COMPLY WITH ECONOMIC INCENTIVE TERMS IN CERTAIN GOVERNMENT GRANTS, WE MAY NOT BE ABLE TO RECEIVE OR RECOGNIZE GRANT BENEFITS OR WE MAY BE REQUIRED TO REPAY GRANT BENEFITS PREVIOUSLY PAID TO US AND RECOGNIZE RELATED CHARGES, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL POSITION.

We receive economic incentive grants and allowances from European governments targeted at increasing employment at specific locations. The subsidy grant agreements typically contain economic incentive and other covenants that must be met to receive and retain grant benefits. Noncompliance with the conditions of the grants could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. In addition, we may need to record charges to reverse grant benefits recorded in prior periods as a result of changes to our plans for headcount, project spending, or capital investment at any of these specific locations. If we are unable to comply with any of the covenants in the grant agreements, our results of operations and financial position could be materially adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At December 31, 2007, we owned the major facilities described below:

Number of
Buildings	Location	Total Square Feet	Use

1	San Jose, California	291,000	Headquarters offices, research and development, sales and marketing, product design, final product testing
6	Colorado Springs, Colorado	603,000	Wafer fabrication, research and development, marketing, product design, final product testing
5	Rousset, France	815,000	Wafer fabrication, research and development, marketing, product design, final product testing
4	Heilbronn, Germany	778,000	Wafer fabrication, research and development, marketing, product design, final product testing (74% of square footage is leased to other companies)
2	Calamba City, Philippines	338,000	Final product testing

In addition to the facilities we own, we lease numerous research and development facilities and sales offices in North America, Europe and Asia. We believe that existing facilities are adequate for our current requirements.

On October 8, 2007, we entered into an agreement to sell our facility at North Tyneside, United Kingdom, which consisted of nine buildings and total square feet of 753,000. We expect to vacate this facility in May 2008. See Note 15 of Notes to Consolidated Financial Statements for further discussion.

In May 2007, we sold our facility at Irving, Texas, a wafer fabrication facility consisting of 39 acres of land, the fabrication facility building, and related offices, and remaining equipment. We retained an additional 17 acres of undeveloped land offered for sale. See Note 15 of Notes to Consolidated Financial Statements for further discussion.

We do not identify facilities or other assets by operating segment. Each facility serves or supports multiple products and the product mix changes frequently.

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

Regarding the Section 211 action, a trial was held in October 2006, the court held argument in December 2006, issued a Memorandum Opinion in February 2007, and granted a Final Order on March 15, 2007. The Court ruled in favor of the plaintiffs with regards to calling a Special Meeting of Stockholders. The Perlegoses subsequently made a motion in the Chancery Court for attorneys’ fees and expenses, based on their having prevailed in the Section 211 action. On October 8, 2007, that motion was withdrawn, thus ending such proceedings, and a final order on the matter was entered in November 2007.

In January 2007, the Company received a subpoena from the Department of Justice (“DOJ”) requesting information relating to its past stock option grants and related accounting matters. Also, in August 2006, the Company received a letter from the SEC making an informal inquiry and request for information on the same subject matters. In August 2006, the Company received Information Document Requests from the IRS regarding the Company’s investigation into misuse of corporate travel funds and investigation into backdating of stock options. In December 2007, Atmel received notice from the SEC that its investigation had been terminated and no enforcement action was recommended to the Commission. The DOJ and IRS inquiries may require the Company to expend significant management time and incur significant legal and other expenses, which may adversely affect our results of operations and cash flows. The Company cannot predict how long it will take or how much more time and resources it will have to expend to resolve these government inquiries, nor can the Company predict the outcome of these inquiries.

From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. Atmel and the individual defendants moved to dismiss the consolidated amended complaint on various grounds. On July 16, 2007, the Court issued an order dismissing the complaint but granting the plaintiffs leave to file an amended complaint. In August 2007, the plaintiffs filed an amended complaint. The state derivative cases have also been consolidated. In April 2007, a consolidated derivative complaint was filed in the state court action, and the Company moved to stay it. The court granted Atmel’s motion to stay on June 14, 2007. Atmel believes that the filing of these derivative actions was unwarranted and intends to vigorously contest them.

In October 2006, an action was filed in First Instance labour court, Nantes, France on behalf of 46 former employees of Atmel’s Nantes facility, claiming that the sale of the Nantes facility to MHS (XbyBus SAS) in December 2005 was not a valid sale, and that these employees should still be considered employees of Atmel, with the right to claim social benefits from Atmel. The action is for unspecified damages. A hearing took place in February 2008, which resulted in a decision to appoint a professional judge to decide the matter. Atmel believes that the filing of this action is without merit and intends to vigorously defend this action.

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

In March 2006, Atmel filed suit against AuthenTec in the United States District Court, Northern District of California, San Jose Division, alleging infringement of U.S. Patent No. 6,289,114, and on November 1, 2006, Atmel filed a First Amended Complaint adding claims for infringement of U.S. Patent No. 6,459,804 (the “’804 Patent”). In November 2006, AuthenTec answered denying liability and counterclaimed seeking a declaratory judgment of non-infringement and invalidity, its attorneys’ fees and other relief. In April 2007, AuthenTec filed an action against Atmel for declaratory relief in the United States District Court for the Middle District of Florida that the patents asserted against it by Atmel in the action pending in the Northern District of California are neither infringed nor valid, and amended that complaint in May 2007 to add claims for declaratory relief that the ’804 Patent is unenforceable, alleged interference with business relationships, and abuse of process. AuthenTec sought declaratory relief and unspecified damages. On June 25, 2007, the action pending in the Middle District of Florida was transferred to the Northern District of California, and has been related to the action Atmel filed. On July 3, 2007, Atmel filed an answer to the claims for declaratory relief that the patents were neither valid nor infringed, and also added counterclaims of infringement. Also on July 3, 2007, Atmel moved to dismiss the remaining claims for declaratory relief that the ’804 Patent is unenforceable, alleged interference with business relationships, and alleged abuse of process. On August 2, 2007, the parties agreed to the dismissal with prejudice of AuthenTec’s claims for alleged interference with business relationships and alleged abuse of process. The parties also agreed to grant AuthenTec leave to amend its counterclaim to add the claim for alleged unenforceability of the ’804 Patent. Atmel believes that AuthenTec’s claims are without merit and intends to vigorously pursue and defend these actions.

On September 28, 2007, Matheson Tri-Gas filed suit in Texas state court in Dallas County against the Company. Plaintiff alleges a claim for breach of contract for alleged failure to pay minimum payments under a purchase requirements contract. Matheson seeks unspecified damages, pre- and post-judgment interest, attorneys’ fees and costs. In late November 2007, Atmel filed its answer denying liability. The Company believes that Matheson’s claims are without merit and intends to vigorously defend this action.

From time to time, the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers of the Registrant

The executive officers of Atmel, who are elected by and serve at the discretion of the Board of Directors, and their ages, are as follows (ages are as of January 31, 2008):

Name	Age	Position

Steven Laub	49	President and Chief Executive Officer and Director
Tsung-Ching Wu	57	Executive Vice President, Office of the President and Director
Walter Lifsey	49	Executive Vice President, Operations
Robert Avery	59	Vice President Finance and Chief Financial Officer
Robert McConnell	63	Vice President and General Manager, RF and Automotive Segment
Bernard Pruniaux	66	Vice President and General Manager, ASIC Segment
Rod Erin	59	Vice President, Non-Volatile Memory Segment

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

Walter Lifsey has served as Executive Vice President, Operations since February 2008 and Senior Vice President, Operations of Atmel since December 2006. Prior to joining Atmel, Mr. Lifsey was Executive Vice President of Operations of International Rectifier Corporation, a semiconductor company, from April 2002 to December 2006. Prior to International Rectifier, Mr. Lifsey was Director of Global Marketing and Planning for AMP Inc., a semiconductor company, and held Operational and Financial Management positions at TRW Corporation. Mr. Lifsey holds a B.A. degree from the University of Nevada, Las Vegas.

Robert Avery has served as Atmel’s Vice President Finance and Chief Financial Officer since July 2005. Mr. Avery plans to retire during the first quarter of 2008, but he will remain actively involved in the management of Atmel until his successor is appointed. Prior to July 2005, Mr. Avery served in various management positions in Atmel’s finance department since joining Atmel in 1989 as Finance Manager in Atmel’s Colorado Springs Operations (including Vice President and Corporate Director of Finance, June 2003 — July 2005; Corporate Director of Finance, 1998 — 2003; and Finance Manager, 1989 — 1998). Prior to joining Atmel, Mr. Avery spent six years with Honeywell Inc. in various financial positions and six years providing audit services with Peat, Marwick, Mitchell & Co. Mr. Avery holds a B.S. degree in Accounting from Michigan State University.

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

Rod Erin has served as Atmel’s Vice President, Non-Volatile Memory Segment since August 2007 and as Vice President of Atmel’s Advanced Products Group since July 2005. Mr. Erin joined Atmel in 1989 and has held various management positions in Atmel’s planning, operational, and IT organizations. Prior to joining Atmel, Mr. Erin spent 16 years with other semiconductor manufacturing companies, including Texas Instruments, Inmos, and Honeywell in a variety of IT management positions. Mr. Erin holds B.S.E.E and M.B.A. degrees from the University of Illinois.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Atmel’s Common Stock is traded on the NASDAQ Stock Market’s Global Select Market (previously the Nasdaq National Market) under the symbol “ATML.” The last reported price for our stock on January 31, 2008 was $3.16 per share. The following table presents the high and low sales prices per share for our Common Stock as quoted on the NASDAQ Global Select Market for the periods indicated.

	High	Low

Year ended December 31, 2006:
First Quarter	$5.10	$3.06
Second Quarter	$5.71	$4.22
Third Quarter	$6.43	$3.71
Fourth Quarter	$6.38	$4.79
Year ended December 31, 2007:
First Quarter	$6.30	$4.96
Second Quarter	$5.86	$5.00
Third Quarter	$5.99	$4.55
Fourth Quarter	$5.65	$4.31

As of January 31, 2008, there were approximately 1,864 stockholders of record of Atmel’s Common Stock. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

No cash dividends have been paid on the Common Stock, and we currently have no plans to pay cash dividends in the future.

The following table provides information about the repurchase of our common stock during the three months ended December 31, 2007 pursuant to our Accelerated Share Repurchase Program.

			Total Number	Maximum
			of Shares	Number
			Purchased as	of Shares
			Part of	that May yet
	Total Number	Average Price	Publicly	Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs(1)

Oct. 1 to Oct. 31	—	—	—	—
Nov. 1 to Nov. 30	5,555,891	(1)	5,555,891	—
Dec. 1 to Dec. 31	—	—	—	—
Total	5,555,891	(1)	5,555,891	—

(1)	On August 26, 2007, we entered into collared accelerated share repurchase program with each of Morgan Stanley & Co. Incorporated and Credit Suisse, New York Branch (the “dealers”) to repurchase up to an aggregate of $250 million of our common stock. Pursuant to the terms of the transactions, we prepaid $125 million to each dealer shortly after execution of the transactions, and we agreed to purchase up to $125 million of our common stock from each dealer. The aggregate number of shares actually purchased was determined based on the volume weighted average share price of our common stock during a specified period of time, subject to certain provisions that established a minimum and maximum number of shares that may be repurchased by us. In September 2007, the dealers delivered an aggregate of 43 million shares to us, which was the minimum number of shares to be repurchased by us. On November 5, 2007, we received approximately 3 million additional shares from Morgan Stanley & Co. Incorporated and on November 13, 2007, we received approximately 3 million additional shares from Credit Suisse, New York Branch. The total number of shares repurchased under the program was approximately 49 million, which were retired. No additional shares are expected to be repurchased pursuant to the collared accelerated share repurchase program. The effective price per share of all shares repurchased under the program was $5.11.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables include selected summary financial data for each of our last five years and includes adjustments to reflect the classification of the results of our Grenoble, France, subsidiary as Discontinued Operations for the years ended December 31, 2006, 2005, 2004 and 2003. See Note 18 to Notes to Consolidated Financial Statements for further discussion. This data should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Net revenues	$1,639,237	$1,670,887	$1,561,107	$1,552,440	$1,236,295

Income (loss) from continuing operations before income taxes(1)(5)	55,709	(73,702)	(62,690)	18,842	(126,795)

Income (loss) from continuing operations	47,885	(98,651)	(49,627)	(5,502)	(128,008)
Income from discontinued operations, net of provision for income taxes	—	12,969	16,276	11,874	7,425
Gain on sale of discontinued operations, net of provision for income taxes(2)	—	100,332	—	—	—

Net income (loss)	$47,885	$14,650	$(33,351)	$6,372	$(120,583)

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.10	$(0.20)	$(0.10)	$(0.01)	$(0.27)
Income (loss) from discontinued operations, net of provision for income taxes	—	0.02	0.03	0.02	0.01
Gain on sale of discontinued operations, net of provision for income taxes	—	0.21	—	—	—

Net income (loss)	$0.10	$0.03	$(0.07)	$0.01	$(0.26)

Weighted-average shares used in basic net income (loss) per share calculations	477,213	487,413	481,534	476,063	469,869

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.10	$(0.20)	$(0.10)	$(0.01)	$(0.27)
Income from discontinued operations, net of provision for income taxes	—	0.02	0.03	0.02	0.01
Gain on sale of discontinued operations, net of provision for income taxes	—	0.21	—	—	—

Net income (loss)	$0.10	$0.03	$(0.07)	$0.01	$(0.26)

Weighted-average shares used in diluted net income (loss) per share calculations	481,737	487,413	481,534	476,063	469,869

	As of December 31,
	2007	2006	2005	2004	2003

Cash and cash equivalents	$374,130	$410,480	$300,323	$346,350	$385,887
Cash and cash equivalents and short-term investments	429,947	466,744	348,255	405,208	431,054
Fixed assets, net(3)	579,566	602,290	874,618	1,185,727	1,101,400
Total assets	1,702,753	1,818,539	1,933,936	2,331,236	2,158,817
Long-term debt less current portion(4)	20,408	60,333	133,479	323,950	357,796
Stockholders’ equity	823,479	953,894	937,371	1,107,568	1,003,764

(1)	We recorded asset impairment charges (recovery) of $(1) million, $83 million, $13 million and $27 million in 2007, 2006, 2005 and 2003, respectively, and restructuring charges of $13 million, $9 million, and $4 million in 2007, 2006 and 2005, respectively, related to employee termination costs, as well as industry changes and the related realignment of our businesses in response to those changes. We recorded $13 million related to loss on sale and other charges in 2005. We also recorded $1 million and $30 million in charges for grant repayments in 2007 and 2006, respectively.

(2)	On July 31, 2006, we sold our Grenoble, France, subsidiary to e2v technologies plc, a British corporation, for approximately $140 million. We recorded a gain on the sale of approximately $100 million, net of assets transferred, working capital adjustments and accrued income taxes.

(3)	Fixed assets, net was reduced (increased) for the respective periods as a result of the impairment charges (recovery) discussed in (1) above. Additionally, we reclassified $35 million in fixed assets to assets held for sale as of December 31, 2006, relating to our Irving, Texas, facilities.

(4)	On May 23, 2006, substantially all of the convertible notes outstanding at the time were redeemed for approximately $144 million. The remaining balance of approximately $1 million was called by Atmel in June 2006.

(5)	On January 1, 2006, we adopted SFAS No. 123R “Share-Based Payment.” It required us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. As a result, we recorded pre-tax, stock-based compensation expense of $17 million and $9 million in 2007 and 2006, respectively, under SFAS No. 123R.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statement Schedules” and “Supplementary Financial Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for 2008. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, and under the caption “ITEM 1A RISK FACTORS,” and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-K.

Overview of Fiscal 2007 Significant Transactions

On May 1, 2007, we sold our Irving, Texas, wafer fabrication facility for $37 million in cash ($35 million, net of selling costs). The sale of the facility included 39 acres of land, the fabrication facility building and related offices, and remaining equipment. An additional 17 acres was retained by us. No significant gain or loss was recorded upon the sale of the facility.

On August 26, 2007, we entered into collared accelerated share repurchase program with each of Morgan Stanley & Co. Incorporated and Credit Suisse, New York Branch (the “dealers”) to repurchase up to an aggregate of $250 million of our common stock. Pursuant to the terms of the transactions, we prepaid $125 million to each dealer shortly after execution of the transactions, and we agreed to purchase up to $125 million of our common stock from each dealer. The aggregate number of shares actually purchased was determined based on the volume weighted average share price of our common stock during a specified period of time, subject to certain provisions that established a minimum and maximum number of shares that may be repurchased by us. In September 2007, the dealers delivered an aggregate of 43 million shares to us, which was the minimum number of shares to be repurchased by us. On November 5, 2007, we received approximately 3 million additional shares from Morgan Stanley & Co. Incorporated and on November 13, 2007, we received approximately 3 million additional shares from Credit Suisse, New York Branch. The total number of shares repurchased under the program was approximately 49 million, which were retired. No additional shares are expected to be repurchased pursuant to the collared accelerated share repurchase program. The effective price per share of all shares repurchased under the program was $5.11.

On October 8, 2007, we entered into definitive agreements to sell certain wafer fabrication equipment and real property at North Tyneside, UK to Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) and Highbridge Business Park Limited (“Highbridge”) for a total of approximately $124 million. We received proceeds of $43 million for the real property in November 2007 and a gain on the sale of the real property will be recognized upon us vacating the facility, which we expect will happen by May 2008. The gain on the sale of fabrication equipment will be recognized as individual assets are accepted by TSMC and removed from our facility during the first two quarters of 2008.

Overview of 2007 Operating Results

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

We design, develop, manufacture and sell our products. We develop process technologies to ensure our products provide the maximum possible performance. During 2007, we manufactured approximately 93% of our products in our own wafer fabrication facilities.

Our operating segments comprise: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive).

Net revenues decreased to $1,639 million in 2007 from $1,671 million in 2006, a decrease of $32 million or approximately 2%. During 2007, strong growth in our core business groups, including Microcontrollers, was offset by a decline in unit volumes for our BiCMOS foundry business (within the RF and Automotive segment). Net revenues for our ASIC and Nonvolatile Memory segments remained flat or declined slightly during the year ended December 31, 2007, compared to the year ended December 31, 2006. The decrease in net revenues and unit volumes for BiCMOS foundry products related to a decline in orders from a significant customer for communication chipsets for CDMA phones. The decrease in net revenues in the ASIC segment is primarily due to reduced shipments of lower margin commodity telecommunication-market products. Microcontroller segment revenues were $458 million for the year ended December 31, 2007, an increase of 12% from the $408 million reported for the year ended December 31, 2006. Our proprietary AVR microcontroller product revenues were $320 million during 2007, up 18% from $271 million recorded in 2006. The increase in revenues for Microcontrollers was driven by significant new designs in consumer, wireless handset, and industrial market applications.

Gross margin improved to 35.4% in the year ended December 31, 2007, compared to 33.6% in the year ended December 31, 2006. Improvements to gross margin primarily resulted from lower depreciation expense related to our decision to sell our North Tyneside, UK facility, as well as a more favorable mix of higher margin products sold, and improved manufacturing yields. However, our gross margins were negatively impacted during 2007 by a significant change in foreign currency exchange rates (primarily the US dollar weakening when compared to the euro) as well as lower factory utilization rates, primarily for our North Tyneside, UK facility, which we continued to operate while we sought to sell this facility.

We generated income from operations of $52 million in the year ended December 31, 2007, compared to a loss from operations of $62 million in the year ended December 31, 2006. The increase to income from operations in the year ended December 31, 2007 was primarily related to asset impairment charges of $83 million and grant repayment charges of $30 million recorded in the year ended December 31, 2006, which were not repeated in the year ended December 31, 2007. Research and development expense decreased during 2007, as we reduced spending on non-core product development programs. Selling, general, and administrative expense increased $29 million during 2007 primarily due to expenses associated with the restatement of our 2005 and prior financial statements, a special meeting of stockholders in May 2007, and various independent investigations, as well as on-going legal fees, stock-based compensation costs, resources added to increase investment in sales and administrative organizations and the impact of exchange rates resulting from the weaker dollar compared to the euro.

Provision for income taxes totaled $8 million in the year ended December 31, 2007, compared to $25 million in the year ended December 31, 2006. During 2007, we recognized a benefit of $20 million resulting from the cash receipt of French research and development tax credits related to prior tax years. Provision for income taxes results primarily from taxable income in our profitable foreign subsidiaries which are profitable on a local statutory income basis. This resulted in an effective tax rate of 14%, 34% and (21%) for the years ended December 31, 2007, 2006 and 2005, respectively, expressing tax provision (benefit) as a percentage of the applicable year’s income (loss) from continuing operations before income taxes.

We generated positive cash flows from operating activities of $196 million and $296 million in the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, our cash, cash equivalents and short-term investments totaled $430 million, down from $467 million at December 31, 2006, primarily due to $250 million in cash paid to repurchase 49 million shares of our common stock in the third and fourth quarters of 2007, partially offset by $100 million we drew from a bank line of credit in December 2007. Our total debt decreased to $163 million at December 31, 2007 from $169 million at December 31, 2006 due to debt repayments of $109 million, offset by in part by $100 million we drew from a bank line of credit in December 2007. Our current liabilities increased to $621 million at December 31, 2007 from $567 million at December 31, 2006.

RESULTS OF CONTINUING OPERATIONS

	Years Ended
	December 31, 2007		December 31, 2006		December 31, 2005
	(In thousands, except percentage of net revenues)

Net revenues	$1,639,237	100.0%	$1,670,887	100.0%	$1,561,107	100.0%
Gross profit	580,231	35.4%	562,118	33.6%	395,769	25.4%
Research and development expenses	272,041	16.6%	289,108	17.3%	268,164	17.2%
Selling, general and administrative expenses	242,811	14.8%	213,641	12.8%	184,876	11.8%
Charges for grant repayments	1,464	0.1%	30,034	1.8%	—	—
Asset impairment charges (recovery)	(1,057)	(0.1)%	82,582	4.9%	12,757	0.8%
Restructuring charges	13,239	0.8%	8,729	0.5%	4,483	0.3%
Loss on sale and other charges	—	0.0%	—	0.0%	13,199	3.3%

Income (loss) from operations	$51,733	3.2%	$(61,976)	(3.7)%	$(87,710)	(5.6)%

Net Revenues

Net revenues decreased to $1,639 million in the year ended December 31, 2007 from $1,671 million in the year ended December 31, 2006, a decrease of $32 million or approximately 2%, primarily as a result of declines in our RF and Automotive and ASIC segments, partially offset by growth in our Microcontroller segment. Net revenues for our ASIC and Nonvolatile Memory segments remained flat or declined slightly during the year ended December 31, 2007, compared to the year ended December 31, 2006. The decrease in net revenues and unit volumes for BiCMOS foundry products related to a decline in orders from a significant customer for communication chipsets for CDMA phones. The decrease in net revenues in the ASIC segment is primarily due to reduced shipments of lower margin commodity telecommunication-market products. Microcontroller segment revenues were $458 million for the year ended December 31, 2007, an increase of 12% from the $408 million reported for the year ended December 31, 2006. Our proprietary AVR microcontroller product revenues were $320 million during 2007, up 18% from $271 million recorded in 2006. The increase in revenues for Microcontrollers were driven by significant new designs in consumer, wireless handset, and industrial market applications.

Net revenues increased to $1,671 million in the year ended December 31, 2006 from $1,561 million in the year ended December 31, 2005, an increase of $110 million or approximately 7%, primarily as a result of growth in our Microcontroller and RF and Automotive segments, offset by declines in our ASIC and Nonvolatile Memory segments. The increase in revenues in our Microcontroller segment was primarily driven by growth of our AVR microcontroller products. The increase in revenues in the RF and Automotive segment is primarily related to growth in communication chipsets for CDMA phones and strong demand for other communication products such as GPS, and other RFID products. The decline in our Nonvolatile Memory segment revenues was due to price declines driven by competitive pricing pressures, partially offset by an increase in unit shipments of Data Flash products in the year ended December 31, 2006 compared to the year ended December 31, 2005. In July 2006, we completed the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation. For the years ended December 31, 2006 and 2005, we reclassified net revenues from the Grenoble subsidiary to Results from Discontinued Operations for approximately $80 million and $115 million, respectively, which were previously reported in our ASIC operating segment.

Average exchange rates utilized to translate foreign currency net revenues in euro were approximately 1.36 and 1.25 euro to the dollar in the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, changes in foreign exchange rates had a favorable impact on net revenues. Had average exchange rates remained the same during the year ended December 31, 2007 as the average exchange rates in effect for the year ended December 31, 2006, our reported net revenues for the year ended December 31, 2007 would have been $27 million lower.

Net Revenues — By Operating Segment

Our net revenues by operating segment are summarized as follows (in thousands, except percentages):

		% of Net	Change	% Change
Segment	2007	Revenues	from 2006	from 2006
	(In thousands, except percentage of net revenues)

ASIC	$495,815	30%	$(5,883)	(1)%
Microcontroller	458,228	28%	49,834	12%
Nonvolatile Memory	376,675	23%	1,356	0%
RF and Automotive	308,519	19%	(76,957)	(20)%

Net revenues	$1,639,237	100%	$(31,650)	(2)%

		% of Net	Change	% Change
Segment	2006	Revenues	from 2005	from 2005

ASIC	$501,698	30%	$(32,525)	(6)%
Microcontroller	408,394	24%	131,623	48%
Nonvolatile Memory	375,319	22%	(17,736)	(5)%
RF and Automotive	385,476	23%	28,418	8%

Net revenues	$1,670,887	100%	$109,780	7%

		% of Net
Segment	2005	Revenues

ASIC	$534,223	34%
Microcontroller	276,771	18%
Nonvolatile Memory	393,055	25%
RF and Automotive	357,058	23%

Net revenues	$1,561,107	100%

Certain product families have been reassigned between the ASIC and Microcontroller segments to improve organizational efficiency and reflect the way management evaluates segment performance. As a result, prior period net revenues and income from operating segments have been reclassified to conform to the current period presentation of operating segment information.

Net revenues for the years ended December 31, 2006 and 2005 have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Net revenues from the Grenoble subsidiary of $80 million and $115 million for the years ended December 31, 2006 and 2005 are excluded from consolidated net revenues and are reclassified to

Results from Discontinued Operations. See Note 18 to Notes to Consolidated Financial Statements in Item 8 for further discussion.

ASIC

ASIC segment net revenues decreased 1% to $496 million in the year ended December 31, 2007 from $502 million in the year ended December 31, 2006. This decrease was primarily due to declines in smart card product revenues of 6% and imaging product revenues of 94%, partially offset by an increase in revenues for Crypto Memory products of 157%. The decline in Smart card products is primarily due to reduced shipments of lower margin commodity telecommunication products and lower shipments in the first half of 2007 related to industry consolidation. The decline in revenues from imaging products resulted from our decision to exit this business, which was completed in the third quarter of 2007. The increase in Crypto Memory products resulted from increased adoption by customers and significant new design wins in the personal computer market experienced during 2007.

ASIC segment net revenues decreased 6% to $502 million in the year ended December 31, 2006 from $534 million in the year ended December 31, 2005. During the years ended December 31, 2006 and 2005, our ASIC segment increased unit shipments due to increased demand for Smart Card and custom cell based integrated circuits related to demand for consumer, communications, and security-based products sold by end customers. The benefit from higher unit shipments was offset by lower average selling prices. Smart card products experienced 4% lower revenue in the year ended December 31, 2006 compared to the year ended December 31, 2005 due to competitive pricing pressures. Smart card products experienced growing unit demand from applications which require small memory with high security, such as GSM cell phone applications, bank cards, national identity cards and conditional access for set-top boxes.

In July 2006, we completed the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation. For the years ended December 31, 2006 and 2005, net revenues reclassified to Results from Discontinued Operations were $80 million and $115 million, respectively. These results were previously reported in our ASIC operating segment.

Microcontroller

Microcontroller segment net revenues increased 12% to $458 million in the year ended December 31, 2007 from $408 million in the year ended December 31, 2006. This increase was primarily due to new customer designs utilizing both our proprietary AVR microcontroller products as well as our ARM-based microcontroller products. AVR microcontroller revenue grew $49 million or 18% in the year ended December 31, 2007, compared to results for the year ended December 31, 2006. ARM-based microcontroller products revenue increased $12 million or 27% in the year ended December 31, 2007 from the year ended December 31, 2006. Net revenues for Microcontroller products have increased due to gains in the 8-bit microcontroller market and ARM-based microcontrollers, growth in the overall microcontroller market including recent high volume customer applications in the consumer and industrial markets, and improved delivery times resulting from higher inventory levels and increased test capacity added during the first half of 2006. Overall demand for microcontrollers is driven by increased use of embedded control systems in consumer, industrial and automotive products.

Microcontroller segment net revenues increased 48% to $408 million in the year ended December 31, 2006 from $277 million in the year ended December 31, 2005. This increase was primarily due to new customer designs utilizing our proprietary AVR microcontroller products. AVR microcontroller revenue grew 70% in the year ended December 31, 2006, while other non-proprietary microcontroller families increased revenue by 16%, compared to the year ended December 31, 2005. Increased test capacity allowed us to increase shipment rates in the first and second quarters of 2006 to satisfy backlog delinquencies from 2005 for AVR microcontrollers. In addition, market share gains in the 8-bit microcontroller market contributed to gains in 2006. Demand for microcontrollers is largely driven by increased use of embedded control systems in consumer, industrial and automotive products.

Nonvolatile Memory

Nonvolatile memory segment revenues increased less than 1% to $377 million in the year ended December 31, 2007 from $375 million in the year ended December 31, 2006. Within this segment, revenues increased $16 million or 7% for Serial EEPROM-based product revenues and $5 million or 7% in Serial Flash product revenues, partially offset by reduced shipments of lower margin commodity flash memory products, which decreased revenues by $14 million or 34%. Markets for our nonvolatile memory products are more competitive than many other markets we sell in, and as a result, our memory products are subject to greater declines in average selling prices compared to product pricing in our other segments. Competitive pressures and rapid obsolescence of products are among several factors causing continued pricing declines in 2007. While pricing for Serial EEPROM-based products remained steady, unit shipments increased by 10%, compared to unit shipments for the year ended December 31, 2006. This product family benefits from significant market share resulting from competitive pricing and a broad range of offerings. Conditions in the nonvolatile memory segment are expected to remain challenging for the foreseeable future. In an attempt to mitigate the pricing fluctuations in this market, we have shifted our focus away from lower margin commodity parallel Flash products, which tend to experience greater than average sales price fluctuations, to other serial interface nonvolatile memory products.

Nonvolatile segment net revenues decreased 5% to $375 million in the year ended December 31, 2006 from $393 million in the year ended December 31, 2005. This decrease was due primarily to reduced unit selling prices. Competitive pressures and rapid obsolescence of products are among several factors causing continued pricing declines in the year ended December 31, 2006. During the year ended December 31, 2006, Serial EPROM-based product revenues grew by 5% compared to the year ended December 31, 2005 on higher volume shipments, partially offset by lower selling prices. This product family benefits from significant market share resulting from competitive pricing and a broad range of offerings. For the year ended December 31, 2006, revenues for flash-based products declined 17% compared to the year ended December 31, 2005, as higher unit shipments were more than offset by lower selling prices, mostly attributable to highly competitive customer markets.

RF and Automotive

RF and Automotive segment net revenues decreased 20% to $309 million in the year ended December 31, 2007 from $385 million in the year ended December 31, 2006. This decrease was primarily due to reduced shipment quantities for BiCMOS foundry products related to communication chipsets for CDMA phones and mixed signal products, partially offset by growth in other automotive products. Net revenues for BiCMOS foundry products decreased $92 million or 50% in the year ended December 31, 2007 from the year ended December 31, 2006, offset in part by a $29 million or 23% increase from other automotive products. BiCMOS foundry product revenues related to CDMA chipsets represented approximately 4% of revenues for the twelve months ended December 31, 2007 compared to 9% of net revenues for the twelve months ended December 31, 2006. During the fourth quarter of 2007, net revenues for this product represented approximately 2% of net revenues. During 2008, we expect demand for these products will end, and that demand for newer versions of this product will be sourced elsewhere.

RF and Automotive segment net revenues increased 8% to $385 million in the year ended December 31, 2006, compared to $357 million in the year ended December 31, 2005. This increase was primarily due to a 22% revenue growth in automotive and wireless products, partially offset by a 6% decrease in revenues for BiCMOS foundry products.

Net Revenues by Geographic Area

Our net revenues by geographic areas are summarized as follows (revenues are attributed to countries based on delivery locations: (see Note 13 of Notes to Consolidated Financial Statements for further discussion).

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

United States	$219,541	$241,379	$210,399
Europe	571,476	541,254	455,550
Asia	827,418	874,226	876,864
Rest of World*	20,802	14,028	18,294

	$1,639,237	$1,670,887	$1,561,107

*	Primarily includes South Africa, and Central and South America

Net revenue amounts have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Net revenues from the Grenoble subsidiary of $80 million and $115 million for the years ended December 31, 2006 and 2005 are excluded from consolidated net revenues, and are reclassified to Results from Discontinued Operations. See Note 18 of Notes to Consolidated Financial Statements for further discussion.

Sales outside the United States accounted for 87%, 86% and 87% of our net revenues in the years ended December 31, 2007, 2006 and 2005.

Our sales in the United States decreased $22 million, or 9%, in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to United States — based customers continuing to redirect deliveries from domestic operations to lower cost overseas operations, as well as reduced shipments to United States — based distributors. Our sales in the United States increased by $31 million, or 15% in the year ended December 31, 2006, compared to the year ended December 31, 2005, due to higher volume shipment, partially offset by lower average selling prices.

Our sales in Europe increased $30 million, or 6%, in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to both higher volume shipments of ARM-based microcontrollers and automotive products, partially offset by reductions in Smart Card shipments. In addition, revenues in 2007 increased as a result of the favorable impact from exchange rates, primarily from the increase in the value of the euro relative to the U.S. dollar. Had average exchange rates remained the same during the year ended December 31, 2007 as the average exchange rates in effect for the year ended December 31, 2006, our reported net revenues for the year ended December 31, 2007 would have been $27 million lower. Our sales in Europe increased by $86 million, or 19%, in the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to higher AVR and ARM microcontroller shipments, partially offset by lower Smart Card shipments. Our sales terms for European distributors generally include very limited rights of return and stock rotation privileges. However, as we evaluate how to refine our distribution strategy, we may need to modify our sales terms or make changes to our distributor base, which may impact our future revenues in this region. It may take time for us to convert systems and processes to support modified sales terms. There can be no assurances that we will be able to manage this optimization process in an efficient and timely manner.

Our sales in Asia decreased $47 million, or 5%, in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to reduced shipment quantities for BiCMOS foundry products related to communication chipsets for CDMA phones delivered to Singapore. For the year ended December 31, 2007, net revenues decreased $92 million for BiCMOS foundry products, compared to the year ended December 31, 2006. The decline in revenues during 2007 was partially offset by increased shipments of AVR microcontrollers, as well as Serial Flash and Serial EEPROM products. Our sales in Asia were flat for the year ended December 31, 2006, compared to the year ended December 31, 2005. Higher AVR microcontroller demand in the year ended December 31, 2006 was offset by decreased shipments and lower pricing for nonvolatile memory products, due to competitive factors, along with constrained test capacity for certain memory products.

The trend over the last several years has been an increase in revenues in Asia (except for Singapore), while revenues from shipments to the United States has either declined or grown at a much slower rate. We believe that part of this shift reflects changes in customer manufacturing trends, with many customers increasing production in Asia due to lower labor costs. While revenues in Asia declined in 2007 compared to 2006 and 2005, we expect that Asia revenues will grow more rapidly than other regions in the future. Revenues in Asia may be impacted in the future as we refine our distribution strategy and optimize our distributor base in Asia. It may take time for us to identify financially viable distributors and help them develop high quality support services. There can be no assurances that we will be able to manage this optimization process in an efficient and timely manner.

Revenues and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates, primarily the euro, have had a significant impact on our net revenues and operating costs. Net revenues denominated in foreign currencies, primarily the euro, were approximately 22%, 19% and 17% in the years ended December 31, 2007, 2006 and 2005, respectively.

Net revenues in euros amounted to approximately 21%, 18% and 16% of net revenues in the years ended December 31, 2007, 2006 and 2005, respectively. Net revenues in Japanese yen amounted to approximately 1% for each of the years ended December 31, 2007, 2006 and 2005, respectively.

Average annual exchange rates utilized to translate foreign currency revenues and expenses in euro were approximately 1.36, 1.25 and 1.25 euro to the dollar in the years ended December 31, 2007, 2006 and 2005, respectively.

During the year ended December 31, 2007, changes in foreign exchange rates had a favorable impact on revenue but an unfavorable impact on operating costs with the result that income from operations declined since a greater portion of our operating expenses are denominated in foreign currencies than net revenues. Had average exchange rates remained the same during the year ended December 31, 2007 as the average exchange rates in effect for the year ended December 31, 2006, our reported revenues for the year ended December 31, 2007 would have been approximately $27 million lower. However, our foreign currency expenses exceed foreign currency revenues. For the year ended December 31, 2007, 51% of our operating expenses were denominated in foreign currencies, primarily the euro. Had average exchange rates for the year ended December 31, 2007 remained the same as the average exchange rates for year ended December 31, 2006, our operating expenses would have been approximately $65 million lower (cost of revenues of $41 million; research and development expenses of $17 million; and sales, general and administrative expenses of $7 million). The net effect resulted in a decrease to income from operations of approximately $38 million in the year ended December 31, 2007 as a result of unfavorable exchange rates when compared to the year ended December 31, 2006.

Average exchange rates utilized to translate revenues and expenses were approximately 1.25 euro to the dollar in both the years ended December 31, 2006 and 2005, and there was minimal impact on our operating results to the years ended December 31, 2006 from 2005. However within 2006, the impact from costs denominated in foreign currency increased significantly and negatively impacted gross margins and profitability in the fourth quarter of 2006.

Cost of Revenues and Gross Margin

Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves and freight costs. Our gross margin as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.

Gross margin improved to 35.4% in the year ended December 31, 2007, compared to 33.6% and 25.4% in the years ended December 31, 2006 and 2005 respectively. Improvements to gross margin primarily resulted from lower depreciation expense related to our decision to sell our North Tyneside, UK facility, as well as a more favorable mix of higher margin products sold, and improved manufacturing yields. However, our gross margins were negatively impacted during 2007 by a significant change in foreign currency exchange rates (primarily the US dollar weakening when compared to the euro) as well as lower factory utilization rates, primarily for our North Tyneside, UK facility, which we continued to operate while we sought to sell this facility.

From time to time, our average selling prices for certain semiconductor products may decline below our manufacturing costs, which will adversely affect our results of operations, cash flows and financial condition. Because inventory reserves are recorded in advance of when the related inventory is sold, subsequent gross margins in the period of sale may be higher than they would be absent the effect of the previous write-downs. The impact on gross margins from the sale of previously written down inventory was not material in the years ended December 31, 2007, 2006 and 2005, respectively. Our excess and obsolete inventory reserves recorded impact all of our product categories, while lower-of-cost or market inventory reserves primarily impact our non-volatile memory and smart card products.

We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a reduction to cost of revenues for such grants of $2 million, $10 million and $11 million in the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in the offset to cost of revenues in the year ended December 31, 2007, compared to the year ended December 31, 2006 was primarily related to our

December 2006 decision to sell our North Tyneside, UK facility, which precludes us from recognizing any further benefits.

Research and Development

Research and development (“R&D”) expenses decreased by 6% to $272 million in the year ended December 31, 2007 from $289 million in the year ended December 31, 2006. Research and development expense decreased during 2007, as we reduced spending on non-core product development programs and related product wafers. This decrease was primarily related to a decrease in the number of development wafers used in technology development, which totaled a cost of $9 million, lower depreciation and amortization expense of $10 million, higher research grant and non-recurring engineering (“NRE”) funding benefits of $7 million, offset in part by an increase in stock-based compensation expense of $2 million. R&D expenses during the year ended December 31, 2007 were unfavorably impacted by approximately $17 million due to foreign exchange rate fluctuation. As a percentage of net revenues, R&D expenses totaled 17% for both the years ended December 31, 2007 and 2006, respectively.

R&D expenses increased 8% to $289 million in the year ended December 31, 2006, compared to $268 million in the year ended December 31, 2005. This increase was primarily due to reduced R&D grant benefit recognition of $11 million, higher design software costs of $10 million, increased salaries and other expenses of $15 million and stock-based compensation expense of $2 million, partially offset by lower depreciation expense of $8 million, and lower costs for development wafers of $8 million. As a percentage of net revenues, R&D expenses totaled 17% for both the years ended December 31, 2006 and 2005.

In July 2006, we completed the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation. In the years ended December 31, 2006 and 2005, R&D expenses were reclassified to Results from Discontinued Operations, totaling approximately $6 million and $7 million, respectively, which were previously reported in our ASIC segment.

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

We receive R&D grants from various European research organizations, the benefit of which is recognized as an offset to related costs. We recognized $18 million, $15 million and $26 million in the years ended December 31, 2007, 2006 and 2005, respectively.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased 14% to $243 million in the year ended December 31, 2007 from $214 million in the year ended December 31, 2006. This increase was primarily due to increased professional fees of $17 million related to legal and accounting services incurred during the restatement process and subsequent special stockholder meeting in May 2007, as well as increased employee salaries and benefits of $4 million, and an increase in stock option compensation charges of $5 million, partially offset by a decrease in litigation settlement costs of $7 million incurred in 2006. SG&A expenses in the year ended December 31, 2007 were unfavorably impacted by approximately $7 million due to foreign exchange rate fluctuation. SG&A expenses totaled 15% and 13% for the years ended December 31, 2007 and 2006, respectively.

SG&A expenses increased by 16% to $214 million in the year ended December 31, 2006, compared to $185 million in the year ended December 31, 2005. This increase was primarily due to increases in stock-based compensation expense of $5 million, net legal expense of $6 million resulting from the Agere and other litigation settlements, higher sales and administrative compensation of $8 million, less than $0.1 million of reduction in allowance for bad debt (compared to an approximate $6 million reversal (benefit) of bad debt expense in the year ended December 31, 2005) and other expense of $3 million. Legal fees in the year ended December 31, 2006 were $1 million higher than in the year ended December 31, 2005. In the year ended December 31, 2005, we incurred significant legal fees related to several litigation cases resolved in the first half of the year. In the year ended December 31, 2006, legal fees were generally lower until the second half of 2006, when SG&A expense included $13 million related to the independent investigation of historical stock option practices and related matters, and litigation costs related to the termination of former executive officers. As a percentage of net revenues, SG&A expenses totaled 13% and 12% for the years ended December 31, 2006 and 2005, respectively.

In July 2006, we completed the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation. For the years ended December 31, 2006 and 2005, we reclassified $4 million and $8 million of SG&A expense to Results from Discontinued Operations, respectively, which were previously reported in our ASIC segment.

Charges for Grant Repayments

In the fourth quarter of 2006, we announced our intention to close our design facility in Greece and our intention to sell our manufacturing facility in North Tyneside, United Kingdom. We recorded a charge of $30 million in the fourth quarter of 2006 associated with the expected repayment of subsidy grants previously received and recognized related to grant agreements with government agencies at these locations. The proceeds of the subsidy grants were originally recorded as either a reduction of cost of revenues or research and development expense when they were recognized during the period from 2001 to 2006. In the year ended December 31, 2007, we recorded additional interest expense of $1 million related to the expected grant repayments. All of these charges have been included in “Charges for Grant Repayments” on the consolidated statements of operations.

We receive economic incentive grants and allowances from European governments targeted at increasing employment at specific locations. The subsidy grant agreements typically contain economic incentive and other covenants that must be met to receive and retain grant benefits. Noncompliance with the conditions of the grants could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. In addition, we may need to record charges to reverse grant benefits recorded in prior periods as a result of changes to our plans for headcount, project spending, or capital investment at any of these specific locations. If we are unable to comply with any of the covenants in the grant agreements, our results of operations and financial position could be materially adversely affected.

See Note 14 to Notes to Consolidated Financial Statements for further discussion.

Asset Impairment Charges (Recovery)

Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We present impairment charges as a separate line item within operating expenses in our condensed consolidated statements of operations. We classify long-lived assets to be disposed of other than by sale as “held-and-used” until they are disposed, including assets not available for immediate sale in their present condition. We report long-lived assets to be disposed of by sale under the caption of “held-for-sale” and recognize those assets on the consolidated balance sheet at the lower of carrying amount or fair value less cost to sell. Assets classified as held for sale are not depreciated.

North Tyneside, United Kingdom, and Heilbronn, Germany, Facilities

We acquired the North Tyneside, United Kingdom, facility in September 2000, including an interest in 100 acres of land and the fabrication facility of approximately 750,000 square feet, for $100 million. We have the right to acquire title to the land in 2016 for a nominal amount. We sold 40 acres in 2002 for $14 million. We recorded an asset impairment charge of $318 million in the second quarter of 2002 to write-down the carrying value of equipment in the fabrication facilities in North Tyneside, United Kingdom, to its estimated fair value, based on management’s best estimates considering a number of factors.

In December 2006, we announced our decision to sell our wafer fabrication facilities in North Tyneside, United Kingdom, and Heilbronn, Germany, in an effort to increase manufacturing efficiencies by better utilizing remaining wafer fabrication facilities, while reducing future capital expenditure requirements. Following the announcement of our intention to sell the North Tyneside facility in the fourth quarter of 2006, we assessed the fair market value of the facility compared to the carrying value recorded. The fair value was determined using a market-based valuation technique and estimated future cash flows. We recorded a net impairment charge of $72 million in the quarter ended December 31, 2006 related to the write-down of long lived assets to their estimated fair values, less costs to dispose of the assets. We classified assets of the North Tyneside facility with a net book value of $89 million (excluding cash and inventory, which will not be included in any sale of the facility) as assets held-for-sale on the consolidated balance sheet as of December 31, 2006.

On October 8, 2007, we entered into definitive agreements to sell certain wafer fabrication equipment and land and buildings at North Tyneside to TSMC and Highbridge for a total of approximately $124 million. The disposal group previously classified as held for sale included all assets (excluding cash and inventory) and liabilities of the North Tyneside legal entity. Upon entering into the agreements noted above, we determined that certain equipment and all of the related liabilities were no longer included in the disposal group as they were not being acquired or assumed by the buyer. As a result, we reassessed whether the assets to be sold in this transaction continued to meet the criteria for classification as held for sale as of September 30, 2007. We concluded that the assets to be sold under the above agreements were no longer available for immediate sale in their present condition as the terms of the these agreements require us to perform significant additional steps, including the dismantling, decommissioning and testing of the wafer fabrication equipment before TSMC will accept transfer of title of the purchased equipment, as well as the delivery of a vacated building to Highbridge. We had previously expected to sell the assets in the form of the transfer of the legal entity and then enter into a further supply agreement for product wafers with the buyer. However, the agreements noted above require termination of production efforts in order to deliver assets in the condition specified by the buyers. We have determined that we need to continue to operate the facility in order to build sufficient inventory as a result of the closure of the North Tyneside facility, and therefore cannot deliver the assets to be sold in the conditions specified in the sales agreements until production activity is concluded, which occurred in February 2008. In accordance with SFAS No. 144, we determined that the assets to be sold to TSMC and Highbridge did not meet the criteria for assets held for sale and were reclassified as held and used, and were measured at the lower of their adjusted carrying amounts or fair values less cost to sell as of December 31, 2007. We received proceeds of $43 million from Highbridge for the closing of the real property portion of the transaction in November 2007 and a gain on the sale of the real property will be recognized upon us vacating the facility during the second quarter of 2008. The gain on the sale of fabrication equipment will be recognized when such equipment is transferred to and accepted by TSMC in the first two quarters of 2008.

Assets removed from the disposal group and expected to be retained were reclassified by us to assets held and used as of December 31, 2007. In accordance with SFAS No. 144, these assets are reported individually at the lower of their respective carrying amount before they were initially classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had these assets been continuously classified as held and used or the fair value at the date of the subsequent decision not to sell. As a result of this reclassification, we recorded a credit of $1 million related to the recovery of previous impairment charges recorded for these assets in 2006. This credit is included within Asset Impairment Charges (Recovery) in the consolidated statements of operations.

The Heilbronn, Germany, facility did not meet the criteria for classification as held for sale as of December 31, 2007 and December 31, 2006, due to uncertainties relating to the likelihood of completing the sale within the next twelve months. Long-lived assets of this facility at December 31, 2007 and at December 31, 2006, respectively, were classified as held and used. After an assessment of expected future cash flows generated by the Heilbronn, Germany facility, we concluded that no impairment existed in the years ended December 31, 2007 and 2006.

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

On May 1, 2007, we sold our Irving, Texas, wafer fabrication facility for $37 million in cash ($35 million, net of selling costs). The sale of the facility included 39 acres of land, the fabrication facility building, and related offices, and remaining equipment. An additional 17 acres of undeveloped land was retained by us and is currently offered for sale. No significant gain or loss was recorded upon the sale of the facility.

Restructuring Charges

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the years ended December 31, 2007, 2006 and 2005.

	January 1,			Currency	December 31,
	2007	Charges/		Translation	2007
	Accrual	(Credits)	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$8,896	$(3,071)	$(4,233)	$—	$1,592
Fourth quarter of 2006
Employee termination costs	7,490	3,305	(9,959)	488	1,324
Fourth quarter of 2007
Employee termination costs	—	12,441	—	318	12,759
Other exit related costs	—	564	(564)	—	—

Total 2007 activity	$16,386	$13,239	$(14,756)	$806	$15,675

	January 1,			December 31,
	2006			2006
	Accrual	Charges	Payments	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$9,833	$—	$(937)	$8,896
Third quarter of 2005
Employee termination costs	1,246	—	(1,246)	—
Fourth quarter of 2005
Employee termination costs	1,223	—	(1,223)	—
First quarter of 2006
Employee termination costs	—	151	(151)	—
Fourth quarter of 2006
Employee termination costs	—	8,578	(1,088)	7,490

Total 2006 activity	$12,302	$8,729	$(4,645)	$16,386

	January 1,			December 31,
	2005			2005
	Accrual	Charges	Payments	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$10,919	$—	$(1,086)	$9,833
Third quarter of 2005
Employee termination costs	—	2,452	(1,206)	1,246
Fourth quarter of 2005
Employee termination costs	—	2,031	(808)	1,223

Total 2005 activity	$10,919	$4,483	$(3,100)	$12,302

2007 Restructuring Activities

During the year ended December 31, 2007, we continued to implement the restructuring initiatives announced from 2002 to 2006 and in 2007. We recorded a net restructuring charge of $13 million consisting of the following:

We incurred restructuring charges related to the signing of definitive agreements in October 2007 to sell certain wafer fabrication equipment and real property at North Tyneside to Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) and Highbridge Business Park Limited (“Highbridge”) for a total of approximately $124 million. As a result of this action, this facility will be closed and all of the employees of the facility will be terminated. During the fourth quarter of 2007, we recorded the following restructuring charges:

•	Charges of $11 million related to one-time severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities” (“SFAS No. 146”).

•	Charges of $1 million related to on-going severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS No. 112”).

•	Charges of $1 million related to other exit related costs. These costs were recorded in accordance with SFAS No. 146.

In addition, we incurred the following in 2007:

•	Charges of $2 million related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146.

•	Charges of $1 million related to one-time minimum statutory termination benefits, including changes in estimates, recorded in accordance with SFAS No. 112.

•	A credit of $3 million related to the settlement of a long-term gas supply contract for which the accrual was $12 million, originally recorded in the third quarter of 2002. On May 1, 2007, in connection with the sale of the Irving, Texas facility, we paid $6 million to terminate this contract, of which $2 million was reimbursed by the buyer of the facility. The remaining balance of $2 million is expected to be paid upon the commencement of volume manufacturing activity by the buyer in 2008.

Further, in 2007, we paid $10 million related to employee termination costs recorded in 2007 and 2006.

With respect to the restructuring initiatives, we believe we are on track to achieve the previously stated costs savings of $80 million to $95 million annually beginning in 2008.

We are continuously reviewing our operations and considering alternatives to increase our gross margins and improve our long-term operating results. As a result, we may incur additional restructuring costs, such as employee termination costs, losses on the sale of assets, costs for relocating manufacturing activities, and other related costs. The total amount of expenses recorded, and timing of payments for any future restructuring charges will depend upon the nature and extent of these future actions.

2006 Restructuring Activities

In the first quarter of 2006, we incurred $0.2 million in restructuring charges primarily comprised of severance and one-time termination benefits.

In the fourth quarter of 2006, we announced a restructuring initiative to focus on high growth, high margin proprietary product lines and optimize manufacturing operations. This restructuring plan impacted approximately 300 employees across multiple business functions. The charges directly relating to this initiative consist of the following:

•	$7 million in one-time minimum statutory termination benefits recorded in accordance with SFAS No. 112. These costs related to the termination of employees in Europe.

•	$2 million in one-time severance costs related to the involuntary termination of employees, primarily in manufacturing, research and development and administration. These benefits costs were recorded in accordance with SFAS No. 146.

In 2006, we paid $1 million related to employee termination costs recorded in 2006.

2005 Restructuring Activities

Beginning in the third quarter of 2005, we began to implement cost reduction initiatives to further align our cost structure to industry conditions, targeting high labor costs and excess capacity. Pursuant to this, during 2005, we recorded a restructuring charge of $4 million of one-time involuntary termination severance benefits costs related to the termination of 193 employees primarily in manufacturing, research and development and administration.

In 2005, we paid $2 million related to employee termination costs. In 2006, we paid the remaining $2 million of the employee termination costs.

In 2006 and 2005, restructuring charges related to the Grenoble, France, subsidiary included in Results from Discontinued Operations totaled $0.2 million and $0.3 million, respectively. See Note 18 of Notes to Consolidated Financial Statements for further discussion.

Loss on Sale and Other Charges

Nantes Fabrication Facility Sale

On December 6, 2005, we sold our Nantes, France fabrication facility, and the related foundry activities, to XbyBus SAS. The facility, which we have owned since 1998, was comprised of five buildings totaling 131,000 square feet, capable of manufacturing BiCMOS, CMOS and non-volatile memory semiconductor wafer technologies. The facility employed a total of 603 persons, of which 284 employees were retained by us and the remaining 319 manufacturing employees were transferred to XbyBus SAS upon completion of the sale.

We recorded a loss on sale of assets and other charges totaling $13 million in the year ended December 31, 2005 related to the sale of our Nantes fabrication facility. These charges consisted of the following:

•	$11 million associated with the loss on the sale of our Nantes fabrication facility, including the cost of transferring 319 employees to the buyer.

•	$2 million of building and improvements were removed from operations and written down to zero following relocation of certain manufacturing activities to Asia.

The Nantes facility was sold for an amount which approximated the net book value of assets sold less liabilities assumed plus an additional capital contribution made to XbyBus SAS. The liabilities assumed by XbyBus SAS totaled approximately 5 million euros ($6 million), while the assets transferred totaled approximately 4 million euros ($5 million), comprised of fixed assets with a net book value of 3 million euros ($3 million) and inventory valued at 1 million euros ($1 million); we further agreed to make an additional cash contribution of 6 million euros ($8 million) and incur additional closing costs of 3 million euros ($4 million) primarily relating to the transfer of additional assets along with maintenance and clean-up costs to transfer the fabrication facility buildings. In total, we incurred a loss of 9 million euros ($11 million) on the sale of the Nantes fabrication facility. Concurrent with the sale, we entered into a three-year supply agreement with a subsidiary of XbyBus SAS calling for us to purchase a minimum volume of wafers through fiscal year 2008. The supply agreement requires a minimum purchase of $59 million over three years of which $16 million is still required over the remaining term of the agreement as of December 31, 2007. As a result of the significant continuing cash flows relating to this supply agreement, we did not meet the criteria to classify the results of operations of Nantes as discontinued operations.

The Nantes facility sale occurred in connection with our continuing efforts to consolidate our manufacturing operations, improve gross margins, and reduce operating costs.

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

Interest and Other Expenses, Net

Interest and other income (expenses), net, improved to $4 million of income in the year ended December 31, 2007 from $12 million of expenses in the year ended December 31, 2006. This improvement resulted primarily from reduction to long-term debt levels in 2007, as well as a gain from sale of excess land for $1 million recorded in the second quarter of 2007. Interest and other income (expenses), net also improved as a result of reduced losses related to foreign exchange translation. In 2008, we expect net interest and other income to decline due to reduced cash balances resulting from the $250 million repurchase of common shares as well as higher interest expense resulting from additional borrowings, including the $100 million bank line of credit proceeds received in December 2007.

Interest and other income (expenses), net, decreased to $12 million of expense in the year ended December 31, 2006 from $19 million of expense in the year ended December 31, 2005. This decrease was primarily related to lower interest expense resulting from significant debt repayment, including the redemption of the zero coupon convertible notes, due 2021. On May 23, 2006, substantially all of the convertible notes outstanding were redeemed for approximately $144 million. The remaining balance of approximately $1 million was called by Atmel in June 2006. Total debt decreased to $169 million at December 31, 2006 from $388 million at December 31, 2005.

Interest rates on our outstanding borrowings did not change significantly in the year ended December 31, 2007, compared to the year ended December 31, 2006.

Provision for Income Taxes

We recorded a tax provision (benefit) of $8 million, $25 million, and ($13) million for the years ended December 31, 2007, 2006 and 2005, respectively. This resulted in an effective tax rate of 14%, 34% and (21%) for 2007, 2006 and 2005, respectively, expressing tax provision (benefit) as a percentage of the applicable year’s income (loss) from continuing operations before income taxes.

Income tax expense for 2007 totaled $8 million. The change of $17 million when compared to the income tax expense of $25 million in 2006 resulted primarily from the refund of approximately $20 million of foreign R&D tax credits. Approximately $13 million of income tax expense in 2006 results from taxes incurred by our foreign subsidiaries which are profitable on a statutory basis for tax purposes and an increase in provision for tax settlements related to certain U.S. Federal, state and foreign tax liabilities.

The income tax benefit recorded for 2005 resulted primarily from the release of $25 million in tax reserves resulting from the conclusion of an audit in Germany for the 1999 through 2002 tax years and from the expiration of a statute of limitations, partially offset by tax provisions incurred by our profitable foreign subsidiaries.

At December 31, 2007, there was no provision for U.S. income tax for undistributed earnings of approximately $509 million as it is currently our intention to reinvest these earnings indefinitely in operations outside the U.S. If repatriated, these earnings could result in a tax expense of approximately $82 million at the current U.S. Federal statutory tax rate of 35% subject to available net operating losses and other factors. Subject to limitation, tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

At December 31, 2007, we had net operating loss carry forwards in non-U.S. jurisdictions of approximately $318 million. These loss carry forwards expire in different periods starting in 2008. We also had U.S. Federal and state net operating loss carry forwards of approximately $514 million and $601 million, respectively, at December 31, 2007. These loss carry forwards expire in different periods from 2008 through 2028. We also have U.S. Federal and state tax credits of approximately $48 million at December 31, 2007 that will expire beginning in 2008.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Upon review of our reserves, there were no changes to its reserves for uncertain tax positions upon adoption. At the adoption date of January 1, 2007 and at December 31, 2007, we had $176 million and $166 million, respectively, of unrecognized tax benefits, all of which would affect its income tax expense if recognized.

In 2005, the Internal Revenue Service (“IRS”) completed its audit of our U.S. income tax returns for the years 2000 and 2001 and has proposed various adjustments to these income tax returns, including carry back adjustments to 1996 and 1999. In January 2007, after subsequent discussions with us, the IRS revised their proposed adjustments for these years. We have protested these proposed adjustments and are currently working through the matter with the IRS Appeals Division. In May 2007, the IRS completed its audit of our U.S. income tax returns for the years 2002 and 2003 and has proposed various adjustments to these income tax returns. We have protested all of these proposed adjustments and we are currently working through the matters with the IRS Appeals Division.

The income tax returns for our subsidiary in Rousset, France for the 2005, 2004 and 2003 tax years are currently under examination by the French tax authorities. The examination has resulted in an income tax assessment and we are currently pursuing administrative appeal of the assessment.

In addition, we have a tax audit in progress in a U.S. state and foreign jurisdictions.

While we believe that the resolution of these matters will not have a material adverse impact on our results of operations, cash flows or financial position, the outcome is subject to uncertainties. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. Income taxes and related interest and penalties due for potential adjustments may result from the resolution of these examinations, and examinations of open U.S. federal, state and foreign tax years.

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

Stock-based compensation under SFAS 123R was $17 million in the year ended December 31, 2007, compared to $9 million in the year ended December 31, 2006. Stock-based compensation increased in 2007 due to stock option replenishment grants awarded to primarily management-level employees, retention awards for certain key executives, as well as stock options awarded to recently hired executives.

Discontinued Operations

Grenoble, France, Subsidiary Sale

In July 2006, we completed the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation (“e2v”). On August 1, 2006, we received $140 million in cash upon closing ($120 million, net of working capital adjustments and costs of disposition).

The Grenoble facility was originally acquired in May 2000 from Thomson-CSF, and performed the manufacturing of image sensors, as well as analog, digital and radio frequency ASICs.

Technology rights and certain assets related to biometry or “Finger Chip” technology were excluded from the sale. As of July 31, 2006, the facility employed a total of 519 employees, of which 14 employees primarily involved with the Finger Chip technology were retained, and the remaining 505 employees were transferred to e2v.

In connection with the sale, Atmel agreed to provide certain technical support, foundry, distribution and other services extending up to four years following the completion of the sale, and in turn e2v has agreed to provide certain design and other services to Atmel extending up to 5 years following the completion of the sale. The financial statement impact of these agreements is not expected to be material to us. The ongoing cash flows between us and e2v are not significant and as a result, we have no significant continuing involvement in the operations of the subsidiary. Therefore, we have met the criteria in SFAS No. 144, which were necessary to classify the Grenoble, France, subsidiary as discontinued operations.

Included in other currents assets on the consolidated balance sheets is an outstanding receivable balance due from e2v of $1 million and $25 million as of December 31, 2007 and 2006, respectively, related to payments advanced to e2v to be collected from customers of e2v by Atmel. The collection of trade and other receivables on behalf of e2v is expected to be completed in 2008.

The following table shows the components of the gain from the sale of Discontinued Operations, net of taxes, recognized upon the sale:

(In thousands)

Proceeds, net of working capital adjustments	$122,610
Costs of disposition	(2,537)

Net proceeds from the sale	120,073

Less:
Book value of net assets disposed of	(14,866)
Cumulative translation adjustment effect	4,631

Gain on sale of discontinued operations, before income taxes	109,838
Provision for income taxes	(9,506)

Gain on sale of discontinued operations, net of income taxes	$100,332

The following table summarizes results from Discontinued Operations for the periods indicated included in the consolidated statement of operations:

	Years Ended
	December 31,	December 31,
	2006	2005
	(In thousands, except per share data)

Net revenues	$79,871	$114,608
Operating costs and expenses	57,509	91,838

Income from discontinued operations, before income taxes	22,362	22,770
Gain on sale of discontinued operations, before income taxes	109,838	—

Income from and gain on sale of discontinued operations	132,200	22,770
Less: provision for income taxes	(18,899)	(6,494)

Income from and gain on sale of discontinued operations, net of income taxes	$113,301	$16,276

Income from and gain on sale of discontinued operations, net of income taxes, per share:
Basic and diluted	$0.23	$0.03

Weighted-average shares used in basic and diluted income per share calculations	487,413	481,534

Liquidity and Capital Resources

At December 31, 2007, we had $430 million of cash and cash equivalents and short-term investments compared to $467 million at December 31, 2006. Our current ratio, calculated as total current assets divided by total current liabilities, was 1.75 at December 31, 2007, a decrease of 0.28 from 2.03 at December 31, 2006. During 2007, we generated positive cash flow from operating activities. We have reduced our debt obligations to $163 million at December 31, 2007 from $169 million at December 31, 2006, a decrease of $6 million. Working capital (calculated as total current assets less total current liabilities) decreased by $121 million to $464 million at December 31, 2007, compared to $585 million at December 31, 2006 primarily due to the repurchase of $250 million in common stock during the year ended December 31, 2007, partially offset by cash provided by operating activities.

Approximately $29 million of our investment portfolio at December 31, 2007 is invested in highly-rated auction rate securities. These securities are structured with short-term interest rate reset dates of either 7 or 28 days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. We have evaluated our portfolio by continuing to monitor the credit rating and interest yields of these auction rate securities, all of which have had their interest rates successfully reset at each auction date during 2007 and through the time of the filing of this Form 10-K, except for four failed auctions relating to such securities aggregating approximately $3.4 million. As a result of the active liquid market for the trading of all of our auction rate securities portfolio in 2007, we have utilized market prices to ascertain the fair value of the securities at December 31, 2007. We believe that the fair value of our auction rate securities portfolio approximates its par value. We believe that we have the ability and intent to liquidate these securities in 2008 with no significant loss. No impairment charges were recorded in the year ended December 31, 2007.

Operating Activities:  Net cash provided by operating activities totaled $196 million during the year ended December 31, 2007, resulting primarily from net income of $48 million, adjusted for depreciation and amortization expense of $129 million and changes in operating assets and liabilities and other net non-cash expenses of $19 million. Net cash provided by operating activities decreased in the year ended December 31, 2007 by approximately $100 million from $296 million in the year ended December 31, 2006. This decrease in cash flow from operations was primarily a result of higher operating costs (excluding the impact of depreciation and amortization), cash payments for inventories, as well as a reduction of accrued operating liabilities in the year ended December 31, 2007, compared to an increase in the year ended December 31, 2006.

Accounts receivable decreased by 8% or $18 million to $209 million at December 31, 2007, from $227 million at December 31, 2006. The average days of accounts receivable outstanding (“DSO”) improved to 44 days at December 31, 2007, compared to 50 days at December 31, 2006. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures or longer customer payment patterns, our DSO and cash flows from operating activities would be negatively affected.

Increases in inventories utilized $15 million of operating cash flows in the year ended December 31, 2007, compared to $49 million in the year ended December 31, 2006. Inventory levels remained constant at 116 days at December 31, 2007, compared to December 31, 2006. Inventories consist of raw wafers, purchased specialty wafers, work-in-process and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.

Decreases in current and other assets generated $33 million of operating cash flows in the year ended December 31, 2007, primarily due to payments received for trade receivables advanced to e2v technologies PLC related to the sale of our Grenoble, France, subsidiary, as well as a reduction in VAT receivables related to our European operations.

Increases in accounts payable generated $16 million of operating cash flows in the year ended December 31, 2007, primarily related to a decrease in capital expenditures and timing of payments. The accounts payable balance included approximately $40 million related to a grant repayment to the UK government related to the sale and expected closure of our North Tyneside, UK manufacturing facility. We have repaid this amount in the first quarter of 2008.

Decreases in accrued and other liabilities utilized $47 million of operating cash flows in the year ended December 31, 2007 compared to $83 million of cash generated from an increase in accrued and other liabilities in the year ended December 31, 2006. The decrease in accrued liabilities resulted from cash paid for litigation settlements, income and other tax payments, annual management incentive payments and payments on long-term supplier obligations. We do not expect to further significantly reduce accrued and other liabilities in 2008.

Investing Activities:  Net cash used in investing activities was $31 million in the year ended December 31, 2007, compared to $36 million provided by investing activities in the year ended December 31, 2006. During the year ended December 31, 2007, we made additional investments in wafer fabrication equipment to advance our process technologies and in test equipment to process higher unit volumes. For the year ended December 31, 2007 and 2006, we paid $70 million and $83 million, respectively, for capital equipment purchases. It is anticipated that capital equipment purchases for 2008, estimated at $80 million to $90 million, will be focused on maintaining existing equipment, providing additional testing capacity and, to a limited extent, on developing advanced process technologies.

On May 1, 2007, we sold our Irving, TX wafer fabrication facility for proceeds of approximately $37 million ($35 million, net of selling costs).

Financing Activities:  Net cash used in financing activities was $207 million in the year ended December 31, 2007, compared to $231 million in the year ended December 31, 2006. In August 2007, we entered into an Accelerated Share Repurchase program (“ASR”) with third-party investment banks and used $250 million to repurchase our common stock. In the year ended December 31, 2007, we received and retired approximately 49 million shares under the ASR arrangement, which reduced our shares outstanding as of December 31, 2007. The entire $250 million was recorded as a reduction of additional paid-in capital in our consolidated balance sheet.

We borrowed $100 million against a bank line of credit in the year ended December 31, 2007. However, we continued to pay down other debt, with repayments of principal balances on capital leases and other debt totaling $109 million in the year ended December 31, 2007, compared to $122 million in the year ended December 31, 2006. In November 2007, we received $43 million for the sale of our North Tyneside, UK facility. The proceeds are classified as a financing obligation until we vacate the facility in the second quarter of 2008. Proceeds from equipment financing and other debt totaled $25 million for the year ended December 31, 2006. We received $9 million in cash from the issuance of common stock in the year ended December 31, 2007, compared to $11 million in the year ended December 31, 2006. In 2006, substantially all of the convertible notes outstanding were redeemed for approximately $146 million.

We believe that our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, equipment lease financing, and other short-term and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

The increase in cash and cash equivalents in the year ended December 31, 2007 and 2006 due to the effect of exchange rate changes on cash balances was $6 million and $9 million, respectively. These cash balances were primarily held in certain subsidiaries in euro denominated accounts and increased in value due to the strengthening of the euro exchange rate compared to the U.S. dollar during these periods.

During the next twelve months, we expect our operations to generate positive cash flow; however, a significant portion of cash will be used to repay debt and make capital investments. We expect that we will have sufficient cash from operations and financing sources to meet all debt obligations and other operating needs for at least the next 12 months. We made $70 million in cash payments for capital equipment in the year ended December 31, 2007. Debt obligations outstanding at December 31, 2007, which are classified as short-term, totaled $142 million. In 2008 and future years, our capacity to make necessary capital investments will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary.

On January 1, 2007, we adopted FIN 48. Under FIN 48, the total liabilities associated with uncertain tax positions was $94 million on January 1, 2007, of which $2 million was included in “Accrued and other liabilities”, as it was expected to be paid within the next twelve months. The remainder of our liabilities associated with uncertain tax positions of $92 million was included in “Other long-term liabilities”. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in “Other Long-term liabilities.” There were no material changes in liabilities associated with uncertain tax positions in the year ended December 31, 2007.

On June 30, 2006, we entered into a 3-year term loan agreement for $25 million with a European bank to finance equipment purchases. The interest rate on this loan was based on the London Interbank Offered Rate (“LIBOR”) plus 2.5%. Principal repayments were to be made in equal quarterly installments beginning September 30, 2006. The loan was collateralized by the financed assets and was subject to certain cross-default provisions. We repaid this term loan in the fourth quarter of 2007 in connection with the sale of assets at our North Tyneside facility.

On March 15, 2006, we entered into a five-year asset-backed credit facility for up to $165 million with certain European lenders. This facility is secured by our non-U.S. trade receivables. At December 31, 2007, the amount available under this facility was up to approximately $111 million, based on eligible non-U.S. trade receivables, of which $100 million was outstanding. Borrowings under the facility bear interest at LIBOR plus 2% per annum (approximately 6.6% at December 31 2007), while the undrawn portion is subject to a commitment fee of 0.375% per annum. The outstanding balance is subject to repayment in full on the last day of its interest period (every two months). The terms of the facility subject us to certain financial and other covenants and cross-default provisions. Commitment fees and amortization of up-front fees paid related to the facility for the years ended December 31, 2007 and 2006 both totaled approximately $1 million, and are included in interest and other income (expenses), net, in the consolidated statements of operations.

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2007. See Note 10 of Notes to Consolidated Financial Statements for further discussion.

	Payments Due by Period
Contractual Obligations:	Up to 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(In thousands)

Notes payable	$3,749	$—	$—	$2,472	$6,221
Capital leases	13,722	11,967	5,969	—	31,658
Line of credit	125,000	—	—	—	125,000

Total debt obligations	142,471	11,967	5,969	2,472	162,879

Capital purchase commitments	3,868	—	—	—	3,868
Long-term supply agreement obligation(a)	15,746	—	—	—	15,746
Long-term gas supply agreement(b)	1,752	3,696	3,946	9,021	18,415
Pension plan	1,664	2,943	3,586	44,386	52,579
Grants to be repaid	50,312	—	—	—	50,312
Operating leases	23,256	19,849	12,695	1,805	57,605
Other long-term obligations(c)	22,575	25,511	26,908	25,585	100,579

Total other commitments	119,173	51,999	47,135	80,797	299,104

Add: interest	4,192	3,864	1,311	169	9,536

Total	$265,836	$67,830	$54,415	$83,438	$471,519

(a)	On December 6, 2005, we sold our Nantes, France fabrication facility, and the related foundry activities, to XbyBus SAS. The facility was owned by us since 1998 and was comprised of five buildings totaling 131,000 square feet, manufacturing BiCMOS, CMOS and non-volatile technologies. The facility employed a total of 603 persons, of which 284 employees were retained by us and the remaining 319 manufacturing employees were transferred to XbyBus SAS. Concurrent with the sale, we entered into a three-year supply agreement with a subsidiary of XbyBus SAS, whereby we are required to purchase a minimum volume of wafers through 2008. The supply agreement requires a minimum purchase of approximately $59 million, of which approximately $16 million is still required over the term of the agreement (see Note 17 of Notes to Consolidated Financial Statements for further discussion).

(b)	This amount relates to the contractual obligation on a supply agreement related to our North Tyneside, UK facility. We plan to terminate this arrangement in 2008 due to the announced sale of our North Tyneside facility. Our estimated liability upon early termination of this arrangement is $11 million.

(c)	Other long-term obligations consist principally of future repayments of approximately $65 million of advances from customers, $16 million of technology license payments (at present value), and $9 million of cash awards due under executive retention agreements, and $10 million of other long-term commitments. Long-term advances from customers includes approximately $10 million that is due within 1 year, and has been classified within current liabilities (see Note 2 of Notes to Consolidated Financial Statements for further discussion). The balance is due in annual installments of $10 million per year, until repaid in full. We have agreements with certain employees providing for cash bonuses. As of December 31, 2007, we have a commitment for future payments of $9 million in bonus and related payroll taxes under these agreements.

(d)	The contractual obligation table excludes our FIN 48 liabilities of $98 million because we cannot make a reliable estimate of the timing of cash payments. See Note 11 of the Notes to the Consolidated Financial Statements for further discussion.

Approximately $129 million of our total debt requires us to meet certain financial ratios and to comply with other covenants on a periodic basis, and they all have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. There is no requirement to maintain a restricted cash balance. We were in compliance with our covenants as of December 31, 2007.

We were not in compliance with covenants requiring timely filing of U.S. GAAP financial statements as of December 31, 2006, and, as a result, we requested waivers from its lenders to avoid default under these facilities. Waivers were not received from all lenders, and as a result, we had previously classified $23 million of non-current liabilities as current liabilities on the consolidated balance sheet as of December 31, 2006. As a result of our return to compliance to the related financial and filing requirement covenants in June 2007, these liabilities are classified as non-current liabilities as of December 31, 2007.

If we need to renegotiate any of these covenants in the future, and the lenders refuse and we are unable to comply with the covenants, then we may immediately be required to repay the loans concerned. In the event we are required to repay these loans ahead of their due dates, we believe that we have the resources to make such repayments, but such payments could adversely impact our liquidity.

Our ability to service long-term debt in the U.S. or to obtain cash for other needs from our foreign subsidiaries may be structurally impeded. Since a substantial portion of our operations are conducted through our foreign subsidiaries, our cash flow and ability to service debt are partially dependent upon the liquidity and earnings of our subsidiaries as well as the distribution of those earnings, or repayment of loans or other payments of funds by those subsidiaries, to the U.S. parent corporation. These foreign subsidiaries are separate and distinct legal entities and may have limited or no obligation, contingent or otherwise, to pay any amount to us, whether by dividends, distributions, loans or other payments. However, the U.S. parent corporation owes much of our consolidated long-term debt.

On February 6, 2008, we announced that we had entered into a definitive agreement for the purchase of Quantum Research Group Ltd. (“Quantum”), a developer of capacitive sensing IP and solutions for user interfaces. Under the terms of the agreement, we will pay approximately $88 million in cash at closing and upon the satisfaction of certain contingencies over the next three years, certain Quantum shareholders may also receive up to an additional $42 million in cash and our common stock, the ratio of which will be determined at closing. The acquisition of Quantum is expected to close in the first quarter of 2008, subject to customary closing conditions and regulatory approvals.

Defined Benefit Pension Plans

We sponsor defined benefit pension plans that cover substantially all French and German employees. Plan benefits are provided in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The plans are non-funded. Pension liabilities and charges to expense are based upon various assumptions, updated quarterly, including discount rates, future salary increases, employee turnover, and mortality rates. Retirement Plans consist of two types of plans. The first plan type provides for termination benefits paid to employees only at retirement, and consists of approximately one to five months of salary. This structure covers our French employees. The second plan type provides for defined benefit payouts for the remaining employee’s post-retirement life, and covers our German employees. Pension benefits payable totaled $53 million at both December 31, 2007 and 2006. Cash funding for benefits to be paid for 2008 is expected to be approximately $2 million.

Off-Balance Sheet Arrangements (Including Guarantees)

In the ordinary course of business, we have investments in privately held companies, which we review to determine if they should be considered variable interest entities. We have evaluated our investments in these other privately held companies and have determined that there was no material impact on our operating results or financial condition upon our adoption of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46R”). Under FIN 46R certain events can require a reassessment of our investments in privately held companies to determine if they are variable interest entities and which of the stakeholders will be the primary beneficiary. As a result of such events, we may be required to make additional disclosures or consolidate these entities. We may be unable to influence these events.

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either our subsidiaries or us. As of December 31, 2007, the maximum potential amount of future payments that we could be required to make under these guarantee agreements is approximately $13 million. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value when required by generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. SFAS No. 157 is effective for us beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. SFAS No. 159 is effective for us beginning January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 31, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

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

We allow certain distributors, primarily based in the United States, rights of return and credits for price protection. Given the uncertainties associated with the levels of returns and other credits to these distributors, we defer recognition of revenue from sales to these distributors until they have resold our products. Net deferred income for distributor sales was approximately $20 million and $19 million as of December 31, 2007 and 2006, respectively. Sales to certain other primarily non-U.S. based distributors carry either no or very limited rights of return. We have historically been able to estimate returns and other credits from these distributors and accordingly have historically recognized revenue from sales to these distributors on shipment, with a related allowance for potential returns established at the time of our sale.

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

During 2005 through 2007, we focused on improving our credit and collection procedures and experienced fewer bad debt write-offs. As a result, the allowance required for doubtful accounts has decreased even though sales levels and related receivable balances have increased. The amount credited to SG&A expense for the year ended December 31, 2007 and 2006, was not material and we credited approximately $6 million to SG&A expense for the year ended December 31, 2005.

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing specific customer creditworthiness, historical bad debts, and current economic trends. At December 31, 2007 and 2006, the allowance for doubtful accounts was approximately $3 million and $4 million, respectively.

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

Our income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. Atmel’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations.

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

Fixed Assets

We review the carrying value of fixed assets for impairment when events and circumstances indicate that the carrying value of an asset or group of assets may not be recoverable from the estimated future cash flows expected to result from its use and/or disposition. Factors which could trigger an impairment review include the following: (i) significant negative industry or economic trends, (ii) exiting an activity in conjunction with a restructuring of operations, (iii) current, historical or projected losses that demonstrated continuing losses associated with an asset, (iv) significant decline in our market capitalization for an extended period of time relative to net book value, (v) recent changes in our manufacturing model, and (vi) management’s assessment of future manufacturing capacity requirements. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future cash flows involves numerous assumptions, which require our judgment, including, but not limited to, future use of the assets for our operations versus sale or disposal of the assets, future-selling prices for our products and future production and sales volumes. In addition, we must use our judgment in determining the groups of assets for which impairment tests are separately performed.

Our business requires heavy investment in manufacturing facilities that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand for semiconductors produced in those facilities.

We estimate the useful life of our manufacturing equipment, which is the largest component of our fixed assets, to be five years. We base our estimate on our experience with acquiring, using and disposing of equipment over time. Depreciation expense is a major element of our manufacturing cost structure. We begin depreciation on new equipment when it is put into use for production. The aggregate amount of fixed assets under construction for which depreciation was not being recorded was approximately $3 million and $11 million as of December 31, 2007 and 2006, respectively. In addition, assets held for sale for which depreciation was not being recorded totaled approximately $35 million at December 31, 2006.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payments” using the modified prospective transition method. Our consolidated financial statements as of and for the year ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123R. However, in accordance with the modified prospective transition method, our consolidated financial statements for prior periods do not include the impact of SFAS No. 123R. Accordingly, prior periods do not include equity compensation amounts comparable to those included in the consolidated financial statements for the years ended December 31, 2007 and 2006.

We have elected to adopt FSP No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” to calculate our pool of windfall tax benefits.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. Prior to January 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as permitted under SFAS No. 123 (and further amended by SFAS No. 148).

Upon adoption of SFAS No. 123R, we reassessed our equity compensation valuation method and related assumptions. Our determination of the fair value of stock-based payment awards on the date of grant utilizes an option-pricing model, and is impacted by our common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors (expected period between stock option vesting date and stock option exercise date). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, and changes in the subjective assumptions can materially affect the estimated fair value, in our opinion, the existing Black-Scholes option-pricing model may not provide an accurate measure of the fair value of employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123R using an option-pricing model that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2007 and 2006 included a combination of payment awards granted prior to January 1, 2006 and payment awards granted subsequent to January 1, 2006. For stock-based payment awards granted prior to January 1, 2006, we attribute the value of stock-based compensation, determined under SFAS No. 123R, to expense using the accelerated multiple-option approach. Compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the years ended December 31, 2007 and 2006 includes the impact of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to 2006, we accounted for forfeitures as they occurred. The adoption of SFAS No. 123R requires us to reflect the net cumulative impact of estimating forfeitures in the determination of period expense by reversing the previously recognized cumulative compensation expense related to those forfeitures, rather than recording forfeitures when they occur as previously permitted. We did not record this cumulative impact upon adoption, as the amount was insignificant. Stock options granted in periods prior to 2006 were measured based on SFAS No. 123 requirements, whereas stock options granted subsequent to January 1, 2006 were measured based on SFAS No. 123R requirements.

Restructuring Charges

We have recorded accruals for restructuring costs related to the restructuring of operations. The restructuring accruals include primarily payments to employees for severance, termination fees associated with leases, other contracts and other costs related to the closure of facilities. Accruals are recorded when management has approved a plan to restructure operations and a liability has been incurred. The restructuring accruals are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.

Litigation

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. We are currently involved in such intellectual property litigation (see Note 10 of Notes to Consolidated Financial Statements for further discussion). We accrue for losses related to litigation if a loss is probable and the loss can be reasonably estimated. We regularly evaluate current information available to determine whether accruals for litigation should be made. If we were to determine that such a liability was probable and could be reasonably estimated, the adjustment would be charged to income in the period such determination was made.

Valuation of Marketable Securities

Our marketable securities include corporate debt securities, U.S. Government and municipal agency debt securities, commercial paper, guaranteed variable annuities and auction rate securities. We monitor our investments for impairment periodically and recognize an impairment charge when the decline in the fair value of these investments is judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our investments also include certain highly-rated auction rate securities, which are structured with short-term interest rate reset dates of either 7 or 28 days, and contractual maturities that can be in excess of ten years. We evaluate our portfolio by continuing to monitor the credit rating, interest yields of these auction rate securities and successful reset at each auction date. Through the time of filing of this Form 10-K, we have had four failed auctions relating to such securities aggregating approximately $3.4 million. As a result of the active liquid market for the trading of all of our auction rate securities portfolio in 2007, we have utilized market prices to ascertain the fair value of the securities at December 31, 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available for sale, and consequently record them on the balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on the fair value of our investment portfolio or our results of operations through December 31, 2007. In addition, some of our borrowings are at floating rates, so this would act as a natural hedge.

We have short-term debt, long-term debt, capital leases and bank lines of credit totaling $163 million at December 31, 2007. Approximately $9 million of these borrowings have fixed interest rates. We have approximately $154 million of floating interest rate debt, of which approximately $25 million is euro-denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.

The following table summarizes the face value of our variable-rate debt exposed to interest rate risk as of December 31, 2007:

							Total
							Variable-rate
							Debt
							Outstanding at
	Payments by Due Year						December 31,
	2008	2009	2010	2011	2012	Thereafter	2007
	(In thousands)

60 day USD LIBOR weighted-average interest rate basis(1) — Revolving line of credit	$100,000	$—	$—	$—	$—	$—	$100,000

Total of 60 day USD LIBOR rate debt	$100,000	$—	$—	$—	$—	$—	$100,000
90 day USD LIBOR weighted-average interest rate basis(1) — Revolving line of credit due 2008	$25,000	$—	$—	$—	$—	$—	$25,000

Total of 90 day USD LIBOR rate debt	$25,000	$—	$—	$—	$—	$—	$25,000
90 day EURIBOR weighted-average interest rate basis(1) — Capital leases	$9,957	$4,707	$4,707	$4,707	$1,178	$—	$25,256

Total of 90 day USD LIBOR rate debt	$9,957	$4,707	$$4,707	$4,707	$1,178	$—	$25,256
360 day USD LIBOR weighted-average interest rate basis(1) — Senior secured term loan due 2008	$3,749	$—	$—	$—	$—	$—	$3,749

Total of 360 day USD LIBOR rate debt	$3,749	$—	$—	$—	$—	$—	$3,749

Total variable-rate debt	$138,706	$4,707	$4,707	$4,707	$1,178	$—	$154,005

(1)	Actual interest rates include a spread over the basis amount.

The following table presents the hypothetical changes in interest expense, for the twelve-month period ended December 31, 2007 related to our outstanding borrowings that are sensitive to changes in interest rates. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS (in thousands).

For the year ended December 31, 2007:

Interest Expense
	Interest Expense Given an Interest			with No Change in	Interest Expense Given an Interest
	Rate Decrease by X Basis Points			Interest Rate	Rate Increase by X Basis Points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
(In thousands)

Interest expense	$11,138	$11,542	$11,946	$12,351	$12,754	$13,158	$13,562

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

Average exchange rates utilized to translate foreign currency revenues and expenses in euro were approximately 1.36 and 1.25 euro to the dollar in the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, changes in foreign exchange rates had a favorable impact on revenue and an unfavorable impact on operating costs and income from operations since a greater portion of our operating expenses are denominated in foreign currencies than net revenues. Had average exchange rates remained the same during the year ended December 31, 2007 as the average exchange rates in effect for the year ended December 31, 2006, our reported revenues for the year ended December 31, 2007 would have been $27 million lower. However, our foreign currency expenses exceed foreign currency revenues. For the year ended December 31, 2007, 51% of our operating expenses were denominated in foreign currencies, primarily the euro. Had average exchange rates for the year ended December 31, 2007 remained the same as the average exchange rates for year ended December 31, 2006, our operating expenses would have been $65 million lower (cost of revenues of $41 million; research and development expenses of $17 million; and sales, general and administrative expenses of $7 million). The net effect resulted in a decrease to income from operations of $38 million in the year ended December 31, 2007 as a result of unfavorable exchange rates when compared to the year ended December 31, 2006.

Sales denominated in foreign currencies were approximately 22%, 19% and 17% in the years ended December 31, 2007, 2006 and 2005, respectively. Sales denominated in euros were approximately 21%, 18% and 16% in the years ended December 31, 2007, 2006 and 2005, respectively. Sales denominated in yen were approximately 1%, 1% and 1% in the years ended December 31, 2007, 2006 and 2005, respectively. Costs denominated in foreign currencies, primarily the euro, were approximately 51%, 52% and 55% in the years ended December 31, 2007, 2006 and 2005, respectively.

We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 23% and 26% of our accounts receivable were denominated in foreign currency as of December 31, 2007 and 2006, respectively.

We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 54% and 48% of our accounts payable were denominated in foreign currency as of December 31, 2007 and 2006, respectively. Approximately 18% and 60% of our debt obligations were denominated in foreign currency as of December 31, 2007 and 2006, respectively.

Liquidity and Valuation Risk

Approximately $29 million of our investment portfolio at December 31, 2007 is invested in highly-rated auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. If the auctions for the securities we own fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge. Through the time of filing of this Form 10-K, we have had four failed auctions relating to such securities aggregating approximately $3.4 million. We believe that the fair value of our auction rate securities portfolio approximates its par value.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Atmel Corporation
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	64
Consolidated Balance Sheets as of December 31, 2007 and 2006	65
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	66
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2007, 2006 and 2005	67
Notes to Consolidated Financial Statements	68
Report of Independent Registered Public Accounting Firm	114
Financial Statement Schedules
The following Financial Statement Schedules for the years ended December 31, 2007, 2006 and 2005 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto
Schedule II Valuation and Qualifying Accounts	115
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

Supplementary Financial Data
Selected Quarterly Financial Data (unaudited) for the Years Ended December 31, 2007 and 2006	116

Atmel Corporation

Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(in thousands, except per share data)

Net revenues	$1,639,237	$1,670,887	$1,561,107
Operating expenses
Cost of revenues	1,059,006	1,108,769	1,165,338
Research and development	272,041	289,108	268,164
Selling, general and administrative	242,811	213,641	184,876
Charges for grant repayments	1,464	30,034	—
Asset impairment charges (recovery)	(1,057)	82,582	12,757
Restructuring charges	13,239	8,729	4,483
Loss on sale and other charges	—	—	13,199

Total operating expenses	1,587,504	1,732,863	1,648,817

Income (loss) from operations	51,733	(61,976)	(87,710)
Legal awards and settlements	—	—	44,369
Interest and other income (expenses), net	3,976	(11,726)	(19,349)

Income (loss) from continuing operations before income taxes	55,709	(73,702)	(62,690)
Benefit from (provision for) income taxes	(7,824)	(24,949)	13,063

Income (loss) from continuing operations	47,885	(98,651)	(49,627)
Income from discontinued operations, net of provision for income taxes of $9,393 in 2006 and $6,494 in 2005	—	12,969	16,276
Gain on sale of discontinued operations, net of provision for income taxes of $9,506	—	100,332	—

Net income (loss)	$47,885	$14,650	$(33,351)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.10	$(0.20)	$(0.10)
Income from discontinued operations, net of provision for income taxes	—	0.02	0.03
Gain on sale of discontinued operations, net of provision for income taxes	—	0.21	—

Net income (loss)	$0.10	$0.03	$(0.07)

Weighted-average shares used in basic net income (loss) per share calculations	477,213	487,413	481,534

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.10	$(0.20)	$(0.10)
Income from discontinued operations, net of provision for income taxes	—	0.02	0.03
Gain on sale of discontinued operations, net of provision for income taxes	—	0.21	—

Net income (loss)	$0.10	$0.03	$(0.07)

Weighted-average shares used in diluted net income (loss) per share calculations	481,737	487,413	481,534

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
	(In thousands, except par value)

ASSETS
Current assets
Cash and cash equivalents	$374,130	$410,480
Short-term investments	55,817	56,264
Accounts receivable, net of allowance for doubtful accounts of $3,111 and $3,605, respectively	209,189	227,031
Inventories	357,301	339,799
Prepaid and other current assets	88,781	118,965

Total current assets	1,085,218	1,152,539
Fixed assets, net	579,566	602,290
Non-current assets held for sale	—	35,040
Intangible and other assets, net	37,969	28,670

Total assets	$1,702,753	$1,818,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$142,471	$108,651
Trade accounts payable	191,856	162,408
Accrued and other liabilities	266,987	277,461
Deferred income on shipments to distributors	19,708	18,856

Total current liabilities	621,022	567,376
Long-term debt less current portion	20,408	60,333
Other long-term liabilities	237,844	236,936

Total liabilities	879,274	864,645

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares;
Shares issued and outstanding: 443,837 at December 31, 2007 and 488,844 at December 31, 2006	444	489
Additional paid-in capital	1,193,846	1,418,004
Accumulated other comprehensive income	153,140	107,237
Accumulated deficit	(523,951)	(571,836)

Total stockholders’ equity	823,479	953,894

Total liabilities and stockholders’ equity	$1,702,753	$1,818,539

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

Consolidated Statements of Cash Flows

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities
Net income (loss)	$47,885	$14,650	$(33,351)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	128,773	225,006	290,748
Gain on sale of discontinued operations	—	(109,838)	—
Loss (gain) on sale or disposal of fixed assets and other charges	(1,102)	(2,624)	1,663
Asset impairment charges (recovery)	(1,057)	82,582	12,757
Deferred taxes	6,392	6,121	2,691
Other non-cash losses (gains)	404	8,726	(4,120)
Provision for (recovery of) doubtful accounts receivable	(212)	106	(5,575)
Accretion of interest on long-term debt	912	4,699	12,308
Stock-based compensation expense	16,652	9,118	1,850
Changes in operating assets and liabilities
Accounts receivable	17,719	8,054	1,737
Inventories	(14,682)	(48,848)	25,984
Current and other assets	32,641	(27,608)	(15,922)
Trade accounts payable	15,689	26,440	(61,538)
Accrued and other liabilities	(46,728)	82,855	(2,249)
Income taxes payable	(8,261)	16,526	(24,131)
Deferred income on shipments to distributors	852	520	(2,779)

Net cash provided by operating activities	195,877	296,485	200,073

Cash flows from investing activities
Acquisitions of fixed assets	(69,730)	(83,330)	(169,126)
Proceeds from the sale of fixed assets and other assets	3,000	4,466	2,238
Proceeds from sale of discontinued operations, net	—	120,073	—
Proceeds from the sale of manufacturing facilities and related assets, net of selling costs	34,714	—	—
Proceeds from the sale of interest in privately held companies and other	—	1,799	6,746
Acquisitions of intangible assets	(900)	(549)	(7,821)
Purchases of short-term investments	(12,865)	(22,290)	(16,110)
Sales or maturities of short-term investments	14,420	15,535	26,790

Net cash provided by (used in) investing activities	(31,361)	35,704	(157,283)

Cash flows from financing activities
Principal payments on capital leases and other debt	(108,840)	(122,032)	(139,308)
Proceeds from capital leases and other debt	100,000	25,000	146,242
Repurchase of convertible notes	—	(145,515)	(80,846)
Repurchase of common stock	(250,151)	—	—
Proceeds from issuance of common stock	9,160	11,206	11,901
Proceeds from financing related to sale of manufacturing facilities	42,951	—	—

Net cash used in financing activities	(206,880)	(231,341)	(62,011)

Effect of exchange rate changes on cash and cash equivalents	6,014	9,309	(26,806)

Net increase (decrease) in cash and cash equivalents	(36,350)	110,157	(46,027)

Cash and cash equivalents at beginning of the year	410,480	300,323	346,350

Cash and cash equivalents at end of year	$374,130	$410,480	$300,323

Supplemental cash flow disclosures:
Interest paid	$8,176	$14,080	$15,434
Income taxes paid, net	15,219	15,077	11,851
Supplemental non-cash investing and financing activities disclosures:
Increases (decreases) in accounts payable related to fixed asset purchases	(9,544)	5,616	(75,748)
Increases in liabilities related to intangible assets purchases	17,778	—	—
Fixed assets acquired under capital leases	—	3,925	112,815

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
	Common Stock		Additional	Unearned	Other
		Par	Paid-In	Stock-Based	Comprehensive	Accumulated
	Shares	Value	Capital	Compensation	Income	Deficit	Total
(In thousands)

Balances, December 31, 2004	477,926	$478	$1,388,651	$(5,078)	$276,652	$(553,135)	$1,107,568
Comprehensive loss:
Net loss	—	—	—	—	—	(33,351)	(33,351)
Actuarial loss related to defined benefit pension plans	—	—	—	—	(2,647)	—	(2,647)
Realization of gains on derivative instruments, net of tax	—	—	—	—	(3,918)	—	(3,918)
Unrealized gains on investments, net of tax	—	—	—	—	335	—	335
Foreign currency translation adjustments	—	—	—	—	(144,367)	—	(144,367)

Total comprehensive loss							(183,948)
Amortization of unearned stock-based compensation	—	—	—	1,779	—	—	1,779
Non-employee stock-based compensation	—	—	543	—	—	—	543
Credit to stock compensation due to variable accounting	—	—	(472)	—	—	—	(472)
Reversal of unearned stock-based compensation expense due to employee termination	—	—	(357)	357	—	—	—
Exercise of stock options	1,758	3	3,507	—	—	—	3,510
Issuance of common stock under employee stock purchase plan	3,682	2	8,389	—	—	—	8,391

Balances, December 31, 2005	483,366	483	1,400,261	(2,942)	126,055	(586,486)	937,371
Comprehensive loss:
Net income	—	—	—	—	—	14,650	14,650
Actuarial gain related to defined benefit pension plans	—	—	—	—	561	—	561
Unrealized gains on investments, net of tax	—	—	—	—	1,315	—	1,315
Foreign currency translation adjustments	—	—	—	—	80,631	—	80,631
Foreign currency translation gains credited to asset impairment charges (See Note 15)	—	—	—	—	(97,725)	—	(97,725)

Total comprehensive loss	—	—	—	—	—	—	(568)
Cumulative effect adjustment on adoption of SFAS No. 158, net of income taxes	—	—	—	—	(3,600)	—	(3,600)
Stock-based compensation expense	—	—	9,485	—	—	—	9,485
Exercise of stock options	3,406	4	7,382	—	—	—	7,386
Issuance of common stock under employee stock purchase plan	2,072	2	3,818	—	—	—	3,820
Elimination of unearned stock-based compensation upon adoption of SFAS No. 123R	—	—	(2,942)	2,942	—	—	—

Balances, December 31, 2006	488,844	489	1,418,004	—	107,237	(571,836)	953,894
Comprehensive income:
Net income	—	—	—	—	—	47,885	47,885
Actuarial gain related to defined benefit pension plans	—	—	—	—	6,861	—	6,861
Unrealized gains on investments, net of tax	—	—	—	—	681	—	681
Foreign currency translation adjustments	—	—	—	—	38,361	—	38,361

Total comprehensive income				—	—	—	93,788
Stock-based compensation expense	—	—	16,788	—	—	—	16,788
Exercise of stock options	3,604	4	9,156	—	—	—	9,160
Vested restricted stock units	312	—	—	—	—	—	—
Repurchase of common stock	(48,923)	(49)	(250,102)	—	—	—	(250,151)

Balances, December 31, 2007	443,837	$444	$1,193,846	$—	$153,140	$(523,951)	$823,479

The accompanying notes are an integral part of these Consolidated Financial Statement

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

Reclassifications

Certain prior-year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current presentation. The Company reclassified “non-current assets held for sale” totaling $88,757 on the consolidated balance sheet as of December 31, 2006 to “fixed assets, net” for $87,941 and “intangible and other assets, net” for $816. In addition, as of December 31, 2006, the Company reclassified “liabilities related to assets held for sale” totaling $63,553 to “trade accounts payable” in the amount of $17,329 and “accrued and other liabilities” in the amount of $46,224 on the consolidated balance sheet. The Company reclassified debt and capital lease obligations totaling $70,340 from “liabilities related to assets held for sale” to “current portion of long-term debt” and $313 from “non-current liabilities related to assets held for sale” to “long-term debt less current portion” on the consolidated balance sheet as of December 31, 2006. These reclassifications in the consolidated balance sheet were made due to a change in the assumptions related to the disposal of North Tyneside facility in 2007. See Note 15 for further discussion. The Company also reclassified an expense previously included in “restructuring charges” totaling $30,034 to “charges for grant repayments” in the consolidated statement of operations for the year ended December 31, 2006, and reclassified an expense previously included in “restructuring charges” totaling $13,199, which relates to “loss on sale and other charges” in the consolidated statements of operations for the year ended December 31, 2005. These reclassifications did not affect the prior periods’ total current assets, total assets, total current liabilities, total long-term liabilities, stockholders’ equity, net income (loss) or cash provided by operating activities.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include reserves for inventory, the sales return reserve, restructuring charges, stock-based compensation expense, allowances for doubtful accounts receivable, warranty reserves, estimates for useful lives associated with long-lived assets, charges for grant repayments, asset impairments charges (recovery), restructuring charges, certain accrued liabilities and income taxes and tax valuation allowances. Actual results could differ from those estimates.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

For certain of Atmel’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current assets and current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Investments in debt securities are carried at fair value based on quoted market prices. The fair value of the Company’s debt approximates book value as of December 31, 2007 and 2006 due to their short term nature as well as the variable interest rates on these debt obligations. The estimated fair value has been determined by the Company using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that Atmel could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

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

Short-Term Investments

All of the Company’s investments in debt and equity securities in publicly-traded companies are classified as available-for-sale. Available-for-sale securities with maturities greater than twelve months are classified as short-term when they represent investments of cash that are intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrealized gains (losses), net of related tax, included as a component of accumulated other comprehensive income.

The Company’s marketable securities include corporate debt securities, U.S. Government and municipal agency debt securities, commercial paper, guaranteed variable annuities and auction rate securities. The Company monitors its investments for impairment periodically and recognizes an impairment charge when the decline in the fair value of these investments is judged to be other-than temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, and its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company’s investments include certain highly-rated auction rate securities, totaling $29,075 at December 31, 2007, which are structured with short-term interest rate reset dates of either 7 or 28 days, and contractual maturities that can be in excess of ten years. The Company evaluates its portfolio by continuing to monitor the credit rating, interest yields of these auction rate securities and successful reset at each auction date. Through the time of filing of this Form 10-K, the Company had four failed auctions relating to such securities aggregating approximately $3,425. As a result of the active liquid market for the trading of all of our auction rate securities portfolio in 2007, the Company utilized market prices to ascertain the fair value of the securities at December 31, 2007. The Company believes that the fair value of its auction rate securities portfolio approximates its par value. The Company believes it has the ability and intent to liquidate these securities in 2008 with no significant loss.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

An allowance for doubtful accounts is calculated based on the aging of Atmel’s accounts receivable, historical experience, and management judgment. Atmel writes off accounts receivable against the allowance when Atmel determines a balance is uncollectible and no longer actively pursues collection of the receivable.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis for raw materials and purchased parts; and an average-cost basis for work in progress and finished goods) or market. Market is based on estimated net realizable value. The Company establishes lower of cost or market reserves and excess and obsolescence reserves. The determination of obsolete or excess inventory requires an estimation of the future demand for the Company’s products and these reserves are recorded when the inventory on hand exceeds management’s estimate of future demand for each product. Once the inventory is written down, a new cost basis is established; however, for tracking purposes, the write-down is recorded as a reserve on the balance sheets. These inventory reserves are not relieved until the related inventory has been sold or scrapped.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the following estimated useful lives:

Building and improvements	10 to 20 years
Machinery, equipment and software	2 to 5 years
Furniture and fixtures	5 years

Maintenance, repairs and minor upgrades are expensed as incurred.

Investments in Privately-Held Companies

Investments in privately-held companies are accounted for at historical cost or, if Atmel has significant influence over the investee, using the equity method of accounting. Atmel’s proportionate share of income or losses from investments accounted for under the equity method, and any gain or loss on disposal, are recorded in interest and other income (expenses), net. Investments in privately held companies are included in intangible and other assets, net on the Company’s consolidated balance sheets.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

Cost of revenues	$1,685	$9,654	$11,109
Research and development expenses	18,038	14,573	25,538

Total	$19,723	$24,227	$36,647

The Company receives economic incentive grants and allowances from European governments targeted at increasing employment at specific locations. The subsidy grant agreements typically contain economic incentive and other covenants that must be met to receive and retain grant benefits. Noncompliance with the conditions of the grants could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. In addition, the Company may need to record charges to reverse grant benefits recorded in prior periods as a result of changes to its plans for headcount, project spending, or capital investment at any of these specific locations. If the Company is unable to comply with any of the covenants in the grant agreements, its results of operations and financial position could be materially adversely affected. Refer to Note 14 for further discussion.

Advertising Costs

Atmel expenses all advertising costs as incurred. Advertising costs were not significant in the years ended December 31, 2007, 2006, or 2005.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

Most of Atmel’s major international subsidiaries use their local currencies as their respective functional currencies. Financial statements of these foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period. The effect of translating the accounts of these foreign subsidiaries into U.S. dollars has been included in the consolidated statements of stockholders’ equity and comprehensive income (loss) as a cumulative foreign currency translation adjustment. Gains and losses from remeasurement of assets and liabilities denominated in currencies other than the respective functional currencies are included in the consolidated statements of operations. Losses due to foreign currency remeasurement included in interest and other income (expenses), net for the years ended December 31, 2007, 2006 and 2005 were $389, $9,364 and $1,306, respectively.

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

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective transition method. The Company’s consolidated financial statements as of and for the year ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123R. However, in accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods do not include the impact of SFAS No. 123R. Accordingly, prior periods do not include equity compensation amounts comparable to those included in the consolidated financial statements for the years ended December 31, 2007 and 2006.

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

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2007 and 2006 included a combination of payment awards granted prior to January 1, 2006 and payment awards granted subsequent to January 1, 2006. For stock-based payment awards granted prior to January 1, 2006, the Company attributes the value of stock-based compensation, determined under SFAS No. 123R, to expense using the accelerated multiple-option approach. Compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based compensation expense included in the years ended December 31, 2007 and 2006 includes the impact of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to 2006, the Company accounted for forfeitures as they occurred. The adoption of SFAS No. 123R requires the Company to reflect the net cumulative impact of estimating forfeitures in the determination of period expense by reversing the previously recognized cumulative compensation expense related to those forfeitures, rather than recording forfeitures when they occur as previously permitted. The Company did not record this cumulative impact upon adoption, as the amount was insignificant. Stock options granted in periods prior to 2006 were measured based on SFAS No. 123 requirements, whereas stock options granted subsequent to January 1, 2006 were measured based on SFAS No. 123R requirements. See Note 7 for further discussion of the Company’s stock-based compensation arrangements.

Certain Risks and Concentrations

Atmel sells its products primarily to OEMs and distributors in North America, Europe and Asia, generally without requiring any collateral. Atmel performs ongoing credit evaluations and maintains adequate allowances for potential credit losses. No single customer represented more than ten percent of accounts receivable as of December 31, 2007 and 2006, or net revenues for the years ended December 31, 2007, 2006 and 2005.

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

Income Taxes

Atmel’s provision for income tax comprises its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more likely than not to be recoverable against future taxable income. No U.S. taxes are provided on earnings of non-U.S. subsidiaries, to the extent such earnings are deemed to be permanently invested.

Atmel’s income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. The Company’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Costs that the Company incurs to acquire completed product and process technology are capitalized and amortized on a straight-line basis over two to five years. Capitalized product and process technology costs are amortized over the shorter of the estimated useful life of the technology or the term of the technology agreement

Derivative Instruments

During 2005, Atmel used forward exchange contracts to hedge existing and anticipated foreign currency-denominated transactions expected to occur within twelve months. The purpose of Atmel’s foreign currency hedging program was to reduce the risk from exchange rate fluctuations on certain forecasted transactions and foreign currency assets and liabilities. Financial Accounting Standards Board SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments.

Atmel did not enter into any forward exchange contracts in 2007 and 2006 and has no plans to enter into forward exchange contracts in the foreseeable future.

The Company would recognize derivative instruments as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss would be initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss, if any, would be reported in earnings immediately. To obtain SFAS No. 133 hedge accounting treatment on anticipated transactions, specific cash flow hedge criteria must be met, which would require the Company to formally document, designate, and assess the effectiveness of transactions.

For a derivative instrument designated as a fair value hedge, the gain or loss was recognized in interest and other expenses, net in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Hedges

Gains and losses on contracts intended to offset foreign exchange gains or losses from the revaluation of current assets and liabilities, including intercompany balances, denominated in currencies other than the functional currency are included in interest and other income (expenses), net, in the consolidated statements of operations. The Company’s balance sheet hedge contracts related to current assets and liabilities generally ranged from one to three months in original maturity. During the year ended December 31, 2005, the Company settled all of its outstanding balance sheet hedge contracts and incurred a realized loss of $29,533. This loss was offset primarily by unrealized gains associated with the revaluation of current assets and current liabilities denominated in foreign currencies other than the Company’s functional currency, resulting in net foreign exchange transaction losses of $1,306 during 2005. As of December 31, 2006, there were no outstanding balance sheet hedge contracts. The Company did not enter into any balance sheet hedge contracts in the year ended December 31, 2007.

Cash Flow Hedges

The Company has periodically used forward exchange contracts to hedge forecasted transactions related to certain foreign currency operating expenses anticipated to occur within twelve months, primarily for European manufacturing subsidiaries, with forward contracts. These transactions are designated as cash flow hedges under SFAS No. 133. As of December 31, 2006 and 2005, all cash flow hedges had been settled. The Company did not enter into any cash flow hedge contracts in the year ended December 31, 2007.

Net Income (Loss) Per Share

Atmel accounts for net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options or restricted stock units, assumed issuance of shares under employee stock purchase plan and convertible securities for all periods. No dilutive potential common shares were included in the computation of any diluted per share amount when a loss from continuing operations was reported by the Company. Income or loss from continuing operations is the “control number” in determining whether potential common shares are dilutive or anti-dilutive.

Product Warranties

The Company warrants finished goods against defects in material and workmanship under normal use and service typically for periods of 90 days to two years. A liability for estimated future costs under product warranties is recorded when products are shipped.

Research and Development and Software Development Costs

Costs incurred in the research and development of Atmel’s products are expensed as incurred. Research and development expenses were $272,041, $289,108 and $268,164 in the years ended December 31, 2007, 2006 and 2005, respectively. Costs associated with the development of computer software are expensed prior to establishment of technological feasibility and capitalized in certain cases thereafter until the product is available for general release to customers. No software development costs were capitalized during the years ended December 31, 2007, 2006 and 2005 since costs incurred subsequent to establishment of technological feasibility were not material.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value when required by generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. SFAS No. 157 is effective for the Company beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. SFAS No. 159 is effective for the Company beginning January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 31, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operations and financial condition.

Note 2	BALANCE SHEET DETAIL

Inventories are comprised of the following:

	December 31,	December 31,
	2007	2006
	(In thousands)

Raw materials and purchased parts	$22,996	$13,434
Work-in-progress	249,863	245,760
Finished goods	84,442	80,605

	$357,301	$339,799

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid and other current assets consist of the following:

	December 31,	December 31,
	2007	2006
	(In thousands)

Value-added tax receivable	$35,667	$50,235
Deferred income tax assets	5,726	5,271
Grants receivable	5,463	6,540
Income tax receivable	3,593	2,187
Prepaid income taxes	7,274	7,739
Others	31,058	46,993

	$88,781	$118,965

Intangible and other assets consist of the following:

	December 31,	December 31,
	2007	2006
	(In thousands)

Intangible assets, net	$19,552	$6,024
Investment in privately-held companies	7,978	6,122
Deferred income tax assets, net of current portion	5,006	7,965
Others	5,433	8,559

	$37,969	$28,670

Accrued and other liabilities consist of the following:

	December 31,	December 31,
	2007	2006
	(In thousands)

Advance payments from customers	$10,120	$10,000
Income taxes payable	10,788	24,447
Deferred income tax liability, current portion	2,783	569
Value-added tax payable	1,973	10,738
Accrued salaries and benefits	91,972	74,079
Deferred grants	12,968	6,461
Grants to be repaid(1)	10,793	47,647
Warranty accruals and accrued returns, royalties and licenses	21,573	19,223
Accrued restructuring	15,675	8,511
Financing liability related to sale of manufacturing facilities(2)	44,137	—
Others	44,205	75,786

	$266,987	$277,461

(1)	Excludes $39,519 of grants to be repaid in accounts payable at December 31, 2007, which have been reclassified to accounts payable.

(2)	See Note 15 for further discussion.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other long-term liabilities consist of the following:

	December 31,	December 31,
	2007	2006
	(In thousands)

Advance payments from customers	$54,668	$64,668
Income taxes payable	98,269	92,009
Accrued pension liability	50,915	51,970
Long-term technology license payable	16,107	3,808
Accrued restructuring	—	7,875
Deferred income tax liability, non-current portion	4,891	3,682
Others	12,994	12,924

	$237,844	$236,936

During the years ended December 31, 2006 and 2005, the Company sold its interest in two privately held companies and realized cash proceeds on these sales of $1,799 and $6,746, respectively.

The customer advances relate to supply agreements into which Atmel entered with a specific customer in 2000. The supply agreements call for the Company to make available to the customer a minimum quantity of products. Minimum repayments are required each year on these agreements, with additional payments to be made if the customer exceeds certain purchasing levels. As of December 31, 2007, Atmel had remaining $64,668 in customer advances received, of which $10,000 is recorded in accrued and other liabilities and $54,668 in other long-term liabilities. Minimum payments required to be made annually are the greater of 15% of the value of product shipped to the customer or $10,000, until such time that the advances have been fully repaid. The Company repaid $10,000 in each of the three years ended December 31, 2007, under these agreements.

Also included in other long-term liabilities is a note payable to a company in which Atmel has an equity investment. The total outstanding amount due was $9,342, of which $7,086 is included in other long-term liabilities, and $2,256 is included in accounts payable at December 31, 2007 and $8,683 of which $6,449 is included in other long-term liabilities and $2,234 is included in accounts payable at December 31, 2006. In addition, the Company paid $24,816 $23,094 and $23,763 to this company in the years ended December 31, 2007, 2006 and 2005, respectively, relating to a cost sharing arrangement for facility services at the Heilbronn, Germany facility.

Note 3	SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2007 and 2006 primarily comprise U.S. and foreign corporate debt securities, U.S. Government and municipal agency debt securities, commercial paper, and guaranteed variable annuities.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not deemed to be “other than temporary” are reported within stockholders’ equity on the Company’s consolidated balance sheets and as a component of other comprehensive income (loss). Gross realized gains or losses are recorded based on the specific identification method. During 2007, 2006 and

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005, the Company’s gross realized gains or losses on short-term investments were not material. The carrying amount of the Company’s investments is shown in the table below:

	December 31,		December 31,
	2007		2006
	Book Value	Market Value	Book Value	Market Value
	(In thousands)

U.S. Government debt securities	$—	$—	$1,400	$1,396
State and municipal debt securities	3,450	3,450	3,450	3,450
Corporate equity securities	87	1,542	87	892
Corporate debt securities and other obligations	49,442	50,825	49,170	50,526

	$52,979	$55,817	$54,107	$56,264
Unrealized gains	2,900	—	2,176	—
Unrealized losses	(62)	—	(19)	—

Net unrealized gains	2,838	—	2,157	—

Total	$55,817	$55,817	$56,264	$56,264

The Company considers the unrealized losses in the table above to not be “other than temporary” due primarily to their nature, quality and short-term holding.

Contractual maturities (at book value) of available-for-sale debt securities as of December 31, 2007, were as follows:

(In thousands)
Due within one year	$11,606
Due in 1-5 years	4,211
Due in 5-10 years	—
Due after 10 years	37,075

Total	$52,892

Atmel has classified all investments with maturity dates of 90 days or more as short-term since it has the ability to redeem them within the year.

Note 4	FIXED ASSETS

	December 31,	December 31,
	2007	2006
	(In thousands)

Land	$38,568	$58,539
Buildings and improvements	681,581	687,505
Machinery and equipment	1,799,765	1,642,177
Furniture and fixtures	164,005	158,034
Construction-in-progress	2,767	10,658

	$2,686,686	$2,556,913
Less: Accumulated depreciation and amortization	(2,107,120)	(1,954,623)

	$579,566	$602,290

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense on fixed assets for the years ended December 31 2007, 2006 and 2005, was $124,064, $215,487 and $272,319, respectively. Fixed assets include building and improvements, and machinery and equipment acquired under capital leases of $147,543 and $214,734 at December 31, 2007 and 2006, respectively, with accumulated depreciation of $84,737 and $136,485, respectively. The Company has classified $35,040 in fixed assets of the Irving, Texas, facilities as assets held for sale in the consolidated balance sheet as of December 31, 2006.

The Company assesses the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. The Company measures the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. In the fourth quarter of 2006, management performed an assessment of market values for the North Tyneside, United Kingdom, and Irving, Texas, fabrication facilities compared to current carrying values, and, as a result, recorded impairment charges of $72,277 and $10,305, respectively. See Note 15 for further discussion.

In the years ended December 31, 2006 and 2005, depreciation and amortization expense classified as discontinued operations totaled $3,060 and $5,879, respectively.

Note 5	INTANGIBLE ASSETS

Intangible assets as of December 31, 2007 and 2006 consisted of the following:

	December 31	December 31,
	2007	2006
	(In thousands)

Core/licensed technology	$102,906	$89,581
Accumulated amortization	(83,354)	(83,557)

Total	$19,552	$6,024

Total amortization expense related to intangible assets is set forth in the table below:

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

Core/licensed technology	$4,709	$6,050	$11,818
Non-compete agreement	—	—	142
Patents	—	409	459

Total amortization expense on intangible assets	$4,709	$6,459	$12,419

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future amortization of the intangible assets:

Years Ending December 31:
(In thousands)

2008	$4,289
2009	4,171
2010	3,845
2011	3,221
2012	3,221
Thereafter	805

Total future amortization	$19,552

Note 6	BORROWING ARRANGEMENTS

Information with respect to the Company’s debt and capital lease obligations is shown in the following table:

	December 31,	December 31,
	2007	2006
	(In thousands)

Various interest-bearing notes and term loans	$6,221	$80,550
Bank lines of credit	125,000	25,000
Capital lease obligations	31,658	63,434

Total	$162,879	$168,984
Less: current portion of long-term debt and capital lease obligation	(142,471)	(108,651)

Long-term debt and capital lease obligations due after one year	$20,408	$60,333

Maturities of long-term debt and capital lease obligations are as follows:

Years Ending December 31:
(In thousands)

2008	$146,470
2009	7,197
2010	6,001
2011	4,998
2012	1,191
Thereafter	2,472

168,329
Less: amount representing interest	(5,450)

Total	$162,879

Certain of the Company’s debt facilities contain terms that subject the Company to financial and other covenants. The Company was in compliance with its covenants as of December 31, 2007. The Company was not in compliance with covenants requiring timely filing of U.S. GAAP financial statements as of December 31, 2006, and, as a result, the Company requested waivers from its lenders to avoid default under these facilities. Waivers were not received from all lenders, and as a result, the Company had previously classified $22,544 of non-current liabilities as current liabilities on the consolidated balance sheet as of December 31, 2006. As a result of the Company’s return to compliance with the related financial and filing requirement covenants in June 2007, these liabilities are classified as non-current liabilities as of December 31, 2007.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 30, 2006, the Company entered into a 3-year term loan agreement for $25,000 with a European bank to finance equipment purchases. The interest rate on this loan was based on the London Interbank Offered Rate (“LIBOR”) plus 2.5%. Principal repayments were to be made in equal quarterly installments beginning September 30, 2006. The loan was collateralized by the financed assets and was subject to certain cross-default provisions. The Company repaid this term loan in the fourth quarter of 2007 in connection with the sale of assets at the Company’s North Tyneside facility. This term loan was classified as an interest-bearing note in the summary table above as of December 31, 2006.

On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165,000 with certain European lenders. This facility is secured by the Company’s non-U.S. trade receivables. At December 31, 2007, the amount available under this facility was approximately $110,545, based on eligible non-U.S. trade receivables, of which $100,000 was outstanding. Borrowings under the facility bear interest at LIBOR plus 2% per annum (approximately 6.6% at December 31, 2007), while the undrawn portion is subject to a commitment fee of 0.375% per annum. The outstanding balance is subject to repayment in full on the last day of its interest period (every two months). The terms of the facility subject the Company to certain financial and other covenants and cross-default provisions. The outstanding balance under this facility is classified as a bank line of credit in the summary debt table above. Commitment fees and amortization of up-front fees paid related to the facility for the years ended December 31, 2007 and 2006 totaled approximately $1,392 and $1,073, respectively, and are included in interest and other income (expenses), net, in the consolidated statements of operations.

In September 2005, the Company obtained a $15,000 term loan with a domestic bank. This term loan matures in September 2008. The interest rate on this term loan is LIBOR plus 2.25%. In December 2004, the Company had obtained a term loan with the same domestic bank in the amount of $20,000. Concurrent with this, the Company established a $25,000 revolving line of credit with this domestic bank, which has been extended until September 2008. The term loan of $20,000 matured in December 2007. The interest rate on the revolving line of credit is determined by the Company and must be either the domestic bank’s prime rate or LIBOR plus 2%. The interest rate on the term loan is 90-day euro Interbank Offered Rate (“EURIBOR”) plus 2.0%. All U.S. domestic account receivable balances secure amounts borrowed. The revolving line of credit and both term loans require the Company to meet certain financial ratios and to comply with other covenants on a periodic basis. As of December 31, 2007, the full $25,000 of the revolving line of credit and $3,749 of the term loans were outstanding and are classified as bank lines of credit and interest bearing note in the summary debt table above, respectively.

In June 2005, the Company entered into a euro 43,156 ($52,237) term loan agreement with a domestic bank. The interest rate was fixed at 4.10%. The Company had pledged certain manufacturing equipment as collateral. The loan was required to be repaid in equal installments of euro 3,841 ($4,649) per calendar quarter commencing on September 30, 2005, with the final payment due on June 28, 2008. The Company repaid this term loan in the fourth quarter of 2007 in connection with the sale of assets at the Company’s North Tyneside facility. This term loan was classified as an interest-bearing note in the summary table above as of December 31, 2006.

In February 2005, the Company entered into an equipment financing arrangement in the amount of euro 40,685 ($54,005) which is repayable in quarterly installments over three years. The stated interest rate is EURIBOR plus 2.25%. This equipment financing is collateralized by the financed assets. As of December 31, 2007, the balance outstanding under the arrangement was $5,250 was classified as a capital lease in the summary debt table above.

In September 2004, the Company entered into a euro 32,421 ($40,274) loan agreement with a European bank. The loan was to be repaid in equal principal installments of euro 970 ($1,205) per month plus interest on the unpaid balance, with the final payment due on October 1, 2007. The interest rate was fixed at 4.85%. The Company had pledged certain manufacturing equipment as collateral. This note required Atmel to meet certain financial ratios and to comply with other covenants on a periodic basis. The Company repaid this loan in the fourth quarter of 2007 in connection with the sale of assets at the Company’s North Tyneside facility. This loan was classified as an interest-bearing note in the summary table above as of December 31, 2006.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s remaining $28,880 in outstanding debt obligations as of December 31, 2007 is comprised of $26,408 in capital leases and $2,472 in an interest bearing note.

Included within the outstanding debt obligations are $154,005 of variable-rate debt obligations where the interest rates are based on either LIBOR plus a spread ranging from 2.0% to 2.25% or short-term EURIBOR plus a spread ranging from 0.9% to 2.25%. Approximately $128,749 of the Company’s total debt obligations has cross default provisions.

Note 7	STOCK-BASED COMPENSATION

  Option and Employee Stock Purchase Plans

Atmel has two stock option plans — the 1986 Stock Plan and the 2005 Stock Plan (an amendment and restatement of the 1996 Stock Plan). The 1986 Stock Plan expired in April 1996. The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of December 31, 2007, of the 56,000 shares authorized for issuance under the 2005 Stock Plan, 6,104 shares of common stock remain available for grant. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly or grant options to purchase common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 1986 Stock Plan and 2005 Stock Plan is set forth below:

			Outstanding
			Options	Weighted-
			Exercise	Average
	Available	Number of	Price	Exercise Price
	for Grant	Options	per Share	per Share
	(In thousands, except per share data)

Balances, December 31, 2004	21,506	29,457	$1.00-$24.44	$5.68
Options granted	(5,172)	5,172	2.06-3.29	3.03
Options cancelled/expired/forfeited	1,531	(2,645)	1.68-21.47	5.68
Options exercised	—	(1,758)	1.68-2.62	2.00

Balances, December 31, 2005	17,865	30,226	$1.00-$24.44	$5.44
Options granted	(9,559)	9,559	$3.68-$6.28	5.65
Options cancelled/expired/forfeited	4,994	(5,059)	$1.00-$24.44	5.87
Options exercised	—	(3,406)	$1.68-$5.13	2.17

Balances, December 31, 2006	13,300	31,320	$1.68-$24.44	$5.79
Restricted stock units granted	(4,130)	—	—	—
Options granted	(7,195)	7,195	$4.35-$6.05	4.99
Options cancelled/expired/forfeited	4,129	(4,129)	$1.68-$24.44	7.24
Options exercised	—	(3,604)	$1.68-$5.75	2.54

Balances, December 31, 2007	6,104	30,782	$1.68-$24.44	$5.81

Stock options exercised in the years ended December 31, 2007, 2006 and 2005 had an aggregate exercise price of $9,160, $7,386 and $3,510, respectively.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
	(In thousands, except per share data)

Restricted stock units	4,130	$5.29

Of the 4,130 restricted stock units issued during 2007, 312 units were vested during 2007. The 312 units vested had a weighted average fair value of $4.72 on the vesting dates. The Company has also committed to issue 2,403 of restricted stock units to certain employees in 2008 (see Note 10 for further discussion). As of December 31, 2007, total unearned stock-based compensation related to nonvested restricted stock units was approximately $31,035, excluding forfeitures, and is expected to be recognized over a weighted-average period of 4.0 years.

The number of options exercisable under Atmel’s stock option plans at December 31, 2007, 2006 and 2005 were 15,568, 16,238 and 18,762, respectively. During the years ended December 31, 2007, 2006 and 2005, the number of stock options that were forfeited, but were not available for future stock option grants due to the expiration of these shares under the 1986 Stock Plan totaled 0, 65 and 1,114, respectively.

The following table summarizes the stock options outstanding at December 31, 2007:

Options Outstanding					Options Exercisable
		Weighted-
		Average				Weighted-
		Remaining	Weighted-			Average	Weighted-
Range of		Contractual	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Term	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	(years)	Price	Value	Exercisable	Term (years)	Price	Value
	(In thousands, except for price and life data)

1.68 – 2.11	3,246	4.23	$2.07	$7,304	3,109	4.13	$2.08	$6,965
2.13 – 3.67	3,349	6.55	3.11	4,052	1,772	5.96	3.11	2,144
3.68 – 4.70	879	7.45	4.23	27	366	6.03	4.16	28
4.74 – 4.74	3,354	9.59	4.74	—	247	9.62	4.74	—
4.77 – 4.92	3,406	9.12	4.90	—	610	8.64	4.89	—
4.95 – 5.73	4,372	8.63	5.47	—	1,061	7.83	5.41	—
5.75 – 6.05	3,153	5.75	5.81	—	2,180	5.74	5.79	—
6.12 – 6.27	112	6.69	6.22	—	90	6.14	6.25	—
6.28 – 6.28	3,498	8.90	6.28	—	757	8.96	6.28	—
6.47 – 24.44	5,413	3.25	11.20	—	5,376	3.26	11.22	—

	30,782	6.85	$5.81	$11,383	15,568	7.38	$6.53	$9,137

During the years ended December 31, 2007, 2006 and 2005, the number of stock options that were exercised were 3,604, 3,406 and 1,758, respectively, which had an intrinsic value of $10,488, $8,818 and $1,723, respectively.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior Period Pro Forma Presentation

The pro forma table below reflects net loss and basic and diluted net loss per share for the year ended December 31, 2005, if the Company had applied the fair value recognition provisions for its employee stock options and employee stock purchases under SFAS No. 123:

Year Ended
December 31,
2005
(In thousands, except
per share data)

Net loss — as reported	$(33,351)
Add: Employee stock-based compensation expense
included in net loss as reported, net of tax	1,307
Deduct: Employee stock-based compensation expense
based on fair value, net of tax	(16,614)

Net loss — pro forma	$(48,658)

Net loss per share — basic and diluted
As reported	$(0.07)

Pro forma	$(0.10)

Weighted-average shares used in basic and diluted per share calculations	481,534

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Risk-free interest rate	4.26%	4.70%	3.86%
Expected life (years)	5.68	5.57	5.16
Expected volatility	59%	68%	92%
Expected dividend yield	—	—	—

The Company’s weighted average assumptions for the year ended December 31, 2005 were determined in accordance with SFAS No. 123. The Company’s weighted average assumptions during the years ended December 31, 2007 and 2006 were determined in accordance with SFAS No. 123R and are further discussed below.

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

The Company calculates the historic volatility using a number of years equal to the expected life of the employee stock options and believes this to be representative of the Company’s expectations about its future volatility over the expected life of the option.

The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average estimated fair values of options granted in the years ended December 31, 2007, 2006 and 2005 were $2.86, $3.53 and $2.11, respectively.

Employee Stock Purchase Plan

Under the 1991 Employee Stock Purchase Plan (“ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to 10 percent of an employee’s eligible compensation. There were no purchases under the ESPP in the year ended December 31, 2007. There were no ESPP offering periods that began in the year ended December 31, 2006. Purchases of common stock under the ESPP were 2,072 shares and 3,682 shares in 2006 and 2005, respectively, at an average price of $1.84 and $2.28, respectively. Of the 42,000 shares authorized for issuance under this plan, 9,320 shares were available for issuance at December 31, 2007.

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

	Years Ended
	December 31,	December 31,
	2007	2005

Risk-free interest rate	4.09%	3.54%
Expected life (years)	0.50	0.50
Expected volatility	34%	66%
Expected dividend yield	—	—

The weighted-average fair value of the rights to purchase shares under the ESPP for offering periods started in the years ended December 31, 2007 and 2005 was $0.95 and $0.88, respectively. Cash proceeds for the issuance of shares under ESPP were $0, $3,820, and $8,391 in the years ended December 31, 2007, 2006 and 2005, respectively.

The components of the Company’s stock-based compensation expense, net of amounts capitalized in inventory, for the years ended December 31, 2007 and 2006 are summarized below:

	Years Ended
	December 31,	December 31,
	2007	2006
	(In thousands)

Employee stock options	$12,844	$9,063
Employee stock purchase plan	613	302
Non-employee stock option modifications	—	120
Restricted stock units	3,331	—
Amounts capitalized in inventory	(136)	(367)

	$16,652	$9,118

SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation expense incurred during the years ended December 31, 2007 and 2006 as the Company believes it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock and employee stock purchases under SFAS No. 123R for the years ended December 31, 2007 and 2006 and under APB 25 for the year ended December 31, 2005, which was recorded as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

Cost of revenues	$1,966	$2,084	272
Research and development	4,601	2,102	373
Selling, general and administrative	10,085	4,932	1,205

Total stock-based compensation expense, before income taxes	16,652	9,118	1,850
Tax benefit	—	—	—

Total stock-based compensation expense, net of income taxes	$16,652	$9,118	1,850

Non-employee stock-based compensation expense (based on fair value) included in net income (loss) for the years ended December 31, 2007, 2006, and 2005 was $0, $120 and $543, respectively.

As of December 31, 2007, total unearned compensation expense related to nonvested stock options was approximately $41,208, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.8 years.

The impact of adopting SFAS No. 123R in the year ended December 31, 2006 was a reduction in net income of $8,195 and a reduction in basic and diluted net income per share of $0.02.

Effective January 1, 2006, the unamortized unearned stock-based compensation of $2,942 was eliminated against additional paid-in capital in connection with the adoption of SFAS No. 123R.

Tender Offer

In December 2007, the Company completed a tender offer to amend certain stock options that had original exercise prices per share that were less than the fair market value per share of the Company’s common stock underlying the stock option on the stock option’s grant date, as determined by the Company for financial accounting purposes. Pursuant to the terms of the tender offer, the Company has accepted for amendment stock options to purchase an aggregate of 942 shares of the Company’s common stock, of which options to purchase 426 shares of the Company’s common stock were amended by delaying the ability of the option holder to exercise the stock option, and stock options to purchase 516 shares of the Company’s common stock were amended by increasing the exercise price per share to the fair market value of a share of the Company’s common stock on the stock option’s measurement date. The tender offer represents modifications to the affected stock options, as defined in SFAS No. 123R, but resulted in no incremental charges for the year ended December 31, 2007.

In addition, the Company entered into separate agreements with three executives in 2006 to amend their unexercised stock options covering 209 shares of the Company’s common stock in order to cure the potential tax issue, under Internal Revenue Code 409A, associated with stock options.

Note 8	STOCKHOLDER RIGHTS PLAN

In September 1998, the Board of Directors approved a stockholder rights plan, and in October 1999, the Board of Directors approved an amended and restated rights plan, under which stockholders of record on September 16, 1998 received rights (“Rights”) to purchase one-thousandth of a share of Atmel’s Series A preferred stock for each

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The components of accumulated other comprehensive income at December 31, 2007 and 2006, net of tax, are as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Foreign currency translation adjustments	$149,127	$110,766
Actuarial gains (losses) related to defined benefit pension plans	1,175	(5,686)
Net unrealized gains on investments	2,838	2,157

Total accumulated other comprehensive income	$153,140	$107,237

Comprehensive income (loss) is shown in the consolidated statements of stockholders’ equity and comprehensive income (loss).

Note 10	COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. The Company also leases certain manufacturing equipment and software licenses under operating leases. Total rental expense, excluding amounts recorded in Discontinued Operations, for 2007, 2006 and 2005 was $28,966, $26,084 and $16,858, respectively. Rent expense included in Discontinued Operations for 2007, 2006 and 2005 was $0, $121 and $235, respectively.

The Company also enters into capital leases to finance machinery and equipment. The capital leases are collateralized by the financed assets. At December 31, 2007, no unutilized equipment lease lines were available to borrow under these arrangements.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate non-cancelable future minimum rental payments under operating and capital leases are as follows:

	Operating	Capital
Years Ending December 31:	Leases, Net	Leases
	(In thousands)

2008	$23,256	$14,909
2009	10,707	7,197
2010	9,142	6,001
2011	7,033	4,998
2012	5,662	1,191
Thereafter	1,805	—

	$57,605	34,296

Less: amount representing interest		(2,638)

Total capital lease and other long term obligations		31,658
Less: current portion		(13,722)

Capital lease and other long term obligations due after one year		$17,936

Employment Agreements

The Company entered into an employment agreement with an executive, effective August 7, 2006. The agreement provides for certain payments and benefits to be provided in the event that the executive is terminated without “cause” or that he resigns for “good reason,” including a “change of control.” The agreement initially called for the Company to issue restricted stock or restricted stock units to the executive on January 2, 2007. However, due to the Company’s non-timely status regarding reporting obligations under the Securities Exchange Act of 1934 (“Exchange Act”), the Company was unable to issue these shares on January 2, 2007. On March 13, 2007, the executive’s agreement was amended to provide for issuing these shares after the Company became current with its reporting obligations under the Exchange Act, or for an amount in cash if the executive’s employment terminates prior to issuance, equal to the portion that would have vested had these shares been issued on January 2, 2007, as originally intended. On July 11, 2007, the Company granted 1,000 restricted stock units (“RSUs”) to the executive pursuant to the employment agreement of August 7, 2006 mentioned above.

The Company has agreements with certain employees providing for both cash bonuses and issuance of restricted stock units. As of December 31, 2007, the Company has a commitment for future payments of $8,911 in bonus and related payroll taxes and to issue 2,403 RSUs under these agreements.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Purchase Commitments

At December 31, 2007, the Company had certain commitments which were not included in the consolidated balance sheet at that date. These include outstanding capital purchase commitments of $3,868, total future operating lease commitments of $57,605, and a remaining supply agreement obligation with a subsidiary of XbyBus SAS, a French Corporation of $15,746 for wafer purchases through 2008. In addition, the Company has a long-term supply agreement for gases used in semiconductor manufacturing totaling $18,414 with future minimum payments as follows:

Years Ending December 31:	(In thousands)

2008	$1,752
2009	1,813
2010	1,882
2011	1,943
2012	2,003
Thereafter	9,021

$18,414

The Company plans to terminate this arrangement in 2008 due to the announced sale of its North Tyneside facility. The estimated liability upon early termination of this arrangement is approximately $10,552.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

action concluded with the court finding that the plaintiffs had not demonstrated any right to hold any office of Atmel. For both actions, plaintiffs sought costs, reasonable attorneys’ fees and any other appropriate relief. The Section 220 action, which sought access to corporate records, was dismissed in 2006.

Regarding the Section 211 action, a trial was held in October 2006, the court held argument in December 2006, issued a Memorandum Opinion in February 2007, and granted a Final Order on March 15, 2007. The Court ruled in favor of the plaintiffs with regards to calling a Special Meeting of Stockholders. The Perlegoses subsequently made a motion in the Chancery Court for attorneys’ fees and expenses, based on their having prevailed in the Section 211 action. On October 8, 2007, that motion was withdrawn, thus ending such proceedings, and a final order on the matter was entered in November 2007.

In January 2007, the Company received a subpoena from the Department of Justice (“DOJ”) requesting information relating to its past stock option grants and related accounting matters. Also, in August 2006, the Company received a letter from the SEC making an informal inquiry and request for information on the same subject matters. In August 2006, the Company received Information Document Requests from the IRS regarding the Company’s investigation into misuse of corporate travel funds and investigation into backdating of stock options. In December 2007, Atmel received notice from the SEC that its investigation had been terminated and no enforcement action was recommended to the Commission. The DOJ and IRS inquiries may require the Company to expend significant management time and incur significant legal and other expenses, which may adversely affect our results of operations and cash flows. The Company cannot predict how long it will take or how much more time and resources it will have to expend to resolve these government inquiries, nor can the Company predict the outcome of the remaining two inquiries.

From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. Atmel and the individual defendants moved to dismiss the consolidated amended complaint on various grounds. On July 16, 2007, the Court issued an order dismissing the complaint but granting the plaintiffs leave to file an amended complaint. In August 2007, the plaintiffs filed an amended complaint. The state derivative cases have also been consolidated. In April 2007, a consolidated derivative complaint was filed in the state court action, and the Company moved to stay it. The court granted Atmel’s motion to stay on June 14, 2007. Atmel believes that the filing of these derivative actions was unwarranted and intends to vigorously contest them.

In October 2006, an action was filed in First Instance labour court, Nantes, France on behalf of 46 former employees of Atmel’s Nantes facility, claiming that the sale of the Nantes facility to MHS (XbyBus SAS) in December 2005 was not a valid sale, and that these employees should still be considered employees of Atmel, with the right to claim social benefits from Atmel. The action is for unspecified damages. A hearing took place in February 2008, which resulted in a decision to appoint a professional judge to decide the matter. Atmel believes that the filing of this action is without merit and intends to vigorously defend this action.

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

In March 2006, Atmel filed suit against AuthenTec in the United States District Court, Northern District of California, San Jose Division, alleging infringement of U.S. Patent No. 6,289,114, and on November 1, 2006, Atmel

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

filed a First Amended Complaint adding claims for infringement of U.S. Patent No. 6,459,804 (the “’804 Patent”). In November 2006, AuthenTec answered denying liability and counterclaimed seeking a declaratory judgment of non-infringement and invalidity, its attorneys’ fees and other relief. In April 2007, AuthenTec filed an action against Atmel for declaratory relief in the United States District Court for the Middle District of Florida that the patents asserted against it by Atmel in the action pending in the Northern District of California are neither infringed nor valid, and amended that complaint in May 2007 to add claims for declaratory relief that the ’804 Patent is unenforceable, alleged interference with business relationships, and abuse of process. AuthenTec sought declaratory relief and unspecified damages. On June 25, 2007, the action pending in the Middle District of Florida was transferred to the Northern District of California, and has been related to the action Atmel filed. On July 3, 2007, Atmel filed an answer to the claims for declaratory relief that the patents were neither valid nor infringed, and also added counterclaims of infringement. Also on July 3, 2007, Atmel moved to dismiss the remaining claims for declaratory relief that the ’804 Patent is unenforceable, alleged interference with business relationships, and alleged abuse of process. On August 2, 2007, the parties agreed to the dismissal with prejudice of AuthenTec’s claims for alleged interference with business relationships and alleged abuse of process. The parties also agreed to grant AuthenTec leave to amend its counterclaim to add the claim for alleged unenforceability of the ’804 Patent. Atmel believes that AuthenTec’s claims are without merit and intends to vigorously pursue and defend these actions.

On September 28, 2007, Matheson Tri-Gas filed suit in Texas state court in Dallas County against the Company. Plaintiff alleges a claim for breach of contract for alleged failure to pay minimum payments under a purchase requirements contract. Matheson seeks unspecified damages, pre- and post-judgment interest, attorneys’ fees and costs. In late November 2007, Atmel filed its answer denying liability. The Company believes that Matheson’s claims are without merit and intends to vigorously defend this action.

From time to time, the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.

Other Contingencies

For products and technology exported from the U.S. or otherwise subject to U.S. jurisdiction, the Company is subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the Office of Foreign Assets Control (“OFAC”), U.S. Department of the Treasury. The Company has discovered shortcomings in its export compliance procedures. The Company is currently analyzing product shipments and technology transfers, working with U.S. government officials to ensure compliance with applicable U.S. export laws and regulations, and developing an enhanced export compliance system. A determination by the U.S. government that the Company has failed to comply with one or more of these export controls or trade sanctions could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and disqualification from participation in U.S. government contracts. Any one or more of these sanctions could have a material adverse effect on the Company’s business, financial condition and results of operations.

Income Tax Contingencies

In 2005, the Internal Revenue Service (“IRS”) completed its audit of the Company’s U.S. income tax returns for the years 2000 and 2001 and has proposed various adjustments to these income tax returns, including carry back adjustments to 1996 and 1999. In January 2007, after subsequent discussions with the Company, the IRS revised its proposed adjustments for these years. The Company has protested these proposed adjustments and is currently working through the matter with the IRS Appeals Division.

In May 2007, the IRS completed its audit of the Company’s U.S. income tax returns for the years 2002 and 2003 and has proposed various adjustments to these income tax returns. The Company has protested all of these proposed various adjustments and is currently working through the matters with the IRS Appeals Division.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax returns for the Company’s subsidiary in Rousset, France for the 2005, 2004 and 2003 tax years are currently under examination by the French tax authorities. The examination has resulted in an income tax assessment and the Company is currently pursuing administrative appeal of the assessment. While the Company believes the resolution of this matter will not have a material adverse impact on its results of operations, cash flows or financial position, the outcome is subject to uncertainty.

In addition, the Company has a tax audit in progress in a U.S. state and various foreign jurisdictions.

While the Company believes that the resolution of these matters will not have a material adverse impact on the Company’s results of operations, cash flows or financial position, the outcome is subject to uncertainties. The Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. Income taxes and related interest and penalties due for potential adjustments may result from the resolution of these examinations, and examinations of open U.S. federal, state and foreign tax years.

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

The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2007, 2006 and 2005:

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

Balance at beginning of period	$4,773	$6,184	$7,514
Accrual for warranties during the period, net of change in estimates	8,919	4,223	4,007
Actual costs incurred	(6,903)	(5,634)	(5,337)

Balance at end of period	$6,789	$4,773	$6,184

Guarantees

During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either its subsidiaries or by the Company. As of December 31, 2007, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements is $12,962. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	INCOME TAXES

The components of income (loss) from continuing operations before income taxes were as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

U.S.	$(149,491)	$(106,758)	$(138,183)
Foreign	205,200	33,056	75,493

Income (loss) from continuing operations before income taxes	$55,709	$(73,702)	$(62,690)

The provision for (benefit from) income taxes related to continuing operations consists of the following:

		Years Ended
		December 31,	December 31,	December 31,
		2007	2006	2005
		(In thousands)

Federal	Current	$7,042	$5,871	$4,184
	Deferred	574	350	1,407
State	Current	29	28	—
	Deferred	—	—	—
Foreign	Current	(2,286)	12,929	(19,938)
	Deferred	2,465	5,771	1,284

Provision for (benefit from) income taxes		$7,824	$24,949	$(13,063)

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,	December 31,
	2007	2006
	(In thousands)

Deferred income tax assets:
Fixed assets	$130,559	$178,731
Intangible assets	8,136	4,362
Unrealized foreign exchange translation losses	26,589	22,307
Deferred income on shipments to distributors	21,184	9,831
Stock-based compensation	11,257	13,210
Accrued liabilities	32,624	42,860
Net operating losses	234,284	299,028
Research and development and other tax credits	55,932	68,145
Other	780	—

Total deferred income tax assets	521,345	638,474
Deferred income tax liabilities:
Other	—	(485)

Total deferred income tax liabilities	—	(485)
Less valuation allowance	(518,287)	(629,004)

Net deferred income tax assets	$3,058	$8,985

The Company records a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The net decrease in valuation allowance for the year ended December 31, 2007 resulted primarily from implementation of FIN 48, involving an analysis of reserves for fixed assets, net operating losses and research and development credits. The ultimate realization of the deferred tax assets depends upon future taxable income during periods in which the temporary differences become deductible. With the exception of the deferred tax assets of certain non-U.S. subsidiaries, based on historical losses and projections for making future taxable income over the periods that the deferred tax assets are deductible, the Company believes that it is more likely than not that it will not realize the benefit of the deferred tax assets, and accordingly, has provided a full valuation allowance. At December 31, 2007, the valuation allowance relates primarily to deferred tax assets in the United States, United Kingdom and France.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective tax rate differs from the U.S. Federal statutory income tax rate as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

U.S. Federal statutory income tax rate	35.00%	(35.00)%	(35.00)%
Difference between U.S. and foreign tax rates	(45.46)	(15.87)	3.14
Recognition of tax credits	(46.59)	(5.32)	(3.59)
Net operating loss and future deductions not currently benefited	40.95	79.57	46.44
Provision for tax settlements and withholding taxes	26.10	9.38	8.35
Release of income taxes previously accrued	—	—	(39.21)
Other	4.04	1.09	(0.97)

Effective tax provision (benefit) rate	14.04%	33.85%	(20.84)%

The income tax expense recorded for 2007 and 2006 resulted primarily from taxes incurred by the Company’s profitable foreign subsidiaries and an increase in tax reserves related to certain U.S. Federal, state and foreign tax liabilities offset by the recognition of tax credits in foreign jurisdictions.

The significant components of the net income tax benefit recorded for 2005 are attributed to the release of $24,581 in tax reserves resulting from the conclusion of an audit in Germany for the tax years 1999 through 2002 and from the expiration of a statute of limitations offset by income tax provisions recorded in the Company’s profitable foreign subsidiaries.

At December 31, 2007, there was no provision for U.S. income tax for undistributed earnings of approximately $509,085 as it is currently the Company’s intention to reinvest these earnings indefinitely in operations outside the U.S. If repatriated, these earnings could result in a tax expense of approximately $82,102 at the current U.S. Federal statutory tax rate of 35%, subject to available net operating losses and other factors. Subject to limitation, tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

At December 31, 2007, the Company had net operating loss carry forwards in non-U.S. jurisdictions of approximately $318,190. These loss carry forwards expire in different periods starting in 2008. The Company also had U.S. Federal and state net operating loss carry forwards of approximately $514,262 and $600,903, respectively, at December 31, 2007. These loss carry forwards expire in different periods from 2008 through 2028. The Company also has U.S. Federal and state tax credits of approximately $47,869 at December 31, 2007 that will expire beginning in 2008.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Upon review of the Company’s reserves, there were no changes to its reserves for uncertain tax positions upon adoption. At the adoption date of January 1, 2007 and at December 31, 2007, the Company had $176,309 and $166,180 respectively of unrecognized tax benefits, all of which would affect its income tax expense if recognized. The following is a roll-forward of the

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s gross unrecognized tax benefits associated with the Company’s uncertain tax positions for the period January 1, 2007 to December 31, 2007:

Totals
(In thousands)

Balance at January 1, 2007	$176,309
Tax Positions Related to Current Year:
Additions	13,141
Tax Positions Related to Prior Year:
Reductions	(21,017)
Settlements	(2,253)

Balance at December 31, 2007	$166,180

Management does not believe that it is reasonably possible that any issues will occur in the next 12 months to cause a material change in unrecognized tax benefits. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2000 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. For insignificant foreign jurisdictions, the 2003 through 2007 tax years generally remain subject to examination by their respective tax authorities.

In 2005, the Internal Revenue Service (“IRS”) completed its audit of the Company’s U.S. income tax returns for the years 2000 and 2001 and has proposed various adjustments to these income tax returns, including carry back adjustments to 1996 and 1999. In January 2007, after subsequent discussions with the Company, the IRS revised their proposed adjustments for these years. In May 2007, the IRS completed its audit of the Company’s U.S. income tax returns for the years 2002 and 2003 and has proposed various adjustments to these income tax returns. The Company has protested all of these proposed adjustments and is currently working through the matters with the IRS Appeals Division.

The income tax returns for the Company’s subsidiary in Rousset, France for the 2005, 2004 and 2003 tax years are currently under examination by the French tax authorities. The examination has resulted in an income tax assessment and the Company is currently pursuing administrative appeal of the assessment.

In addition the Company has a tax audit in progress in a U.S. state and various other foreign jurisdictions

While the Company believes the resolution of these matters will not have a material adverse impact on its results of operations, cash flows or financial position, the outcome is subject to uncertainty. The Company recognizes tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. Income taxes and related interest and penalties due for potential adjustments may result from the resolution of these examinations, and examinations of open U.S. federal, state and foreign tax years.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007, the Company had approximately $30,866 of accrued interest and/or penalties related to uncertain tax positions, which increased by $6,948 during 2007 resulting in an ending balance of $37,814 for the year ended December 31, 2007.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12	PENSION PLANS

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

Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires that the funded status of defined-benefit postretirement plans be recognized on the Company’s consolidated balance sheets, and changes in the funded status to be reflected in accumulated other comprehensive income of unrecognized actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred under the reporting requirements of SFAS No. 87, SFAS No. 106 and SFAS No. 132(R). Companies with publicly traded equity securities are required to disclose the information required by SFAS No. 158 for fiscal years ending after December 15, 2006. The following table reflects the effects of the adoption of SFAS No. 158 on the consolidated balance sheet on December 31, 2006:

	Pre SFAS No.		Post SFAS No.
	158 Adoption	Adjustments	158 Adoption

Deferred tax assets, long-term	$7,716	$249	$7,965

Total assets	$1,818,290	$249	$1,818,539

Accrued pension liabilities, current	$477	$653	$1,130

Accrued pension liabilities, long-term	$48,843	$3,127	$51,970

Deferred tax liability, long-term	$416	$69	$485

Accumulated other comprehensive income	$110,837	$(3,600)	$107,237

Total liabilities and stockholders’ equity	$1,818,290	$249	$1,818,539

The aggregate net pension expense relating to the two plan types are as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

Service costs-benefits earned during the period	$2,622	$3,013	$2,380
Interest cost on projected benefit obligation	2,530	2,318	2,096
Amortization of actuarial loss	123	589	115

Net pension cost	$5,275	$5,920	$4,591

Distribution of pension costs:
Continuing operations	$5,275	$5,597	$4,088
Discontinued operations	—	323	503

Net pension cost	$5,275	$5,920	$4,591

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in projected benefit obligation during the years ended December 31, 2007 and 2006 and the accumulated benefit obligation at December 31, 2007 and 2006, were as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Projected benefit of obligation at beginning of the year	$52,945	$52,993
Service cost	2,622	2,831
Interest cost	2,530	2,189
Actuarial gains	(10,223)	(5,923)
Benefits paid	(716)	(564)
Foreign currency exchange rate changes	5,421	1,419

Projected benefit obligation at end of the year	$52,579	$52,945

Accumulated benefit obligation at end of the year	$44,884	$47,808

As the defined benefit plans are unfunded, the liability recognized on the consolidated balance sheets as of December 31, 2007 was $52,579, of which $1,664 is included in accrued and other liabilities and $50,915 is included in other long-term liabilities. The liability recognized on the consolidated balance sheets as of December 31, 2006 was $52,945, of which $975 is included in accrued and other liabilities and $51,970 is included in other long-term liabilities.

Actuarial assumptions used to determine benefit obligations for the plans were as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Assumed discount rate	5.5-5.7%	4.6%	4.0-4.3%
Assumed compensation rate of increase	2.0-4.0%	2.0-4.0%	2.0-4.0%

The discount rate is based on the quarterly average yield for euro treasuries with a duration of 30 years, plus a supplement for corporate bonds (euro, AA rating). The discount rate utilized by the Company for 2007 increased to between 5.5% to 5.7% from 4.6% in 2006.

Future estimated expected benefit payments over the next ten years are as follows:

Years Ending December 31:
(In thousands)

2008	$1,664
2009	1,481
2010	1,462
2011	1,879
2012	1,707
2013 through 2017	12,950

$21,143

The Company’s pension liability represents the present value of estimated future benefits to be paid. With respect to the Company’s unfunded plans in Europe, during 2007, changes in the discount rate and an increase in inflation rate assumptions and an adjustment for retirement age used to calculate the present value of the pension liability resulted in a decrease in pension liability of $10,223 for the year ended December 31, 2007, compared to a decrease in the pension liability of $5,923 in the year ended December 31, 2006. This resulted in a benefit, net of tax,

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $6,861 and $561, which was credited to accumulated other comprehensive income in stockholders’ equity in the years ended December 31, 2007 and 2006, respectively, in accordance with SFAS No. 158.

The net pension cost for 2008 is expected to be approximately $5,271. Cash funding for benefits paid was $716 in the year ended December 31, 2007. Cash funding for benefits to be paid for 2008 is expected to be approximately $1,664. The long-term portion of the accumulated benefit obligation liability is included in other long-term liabilities, while the current portion is included in accrued and other liabilities.

Amounts recognized in accumulated other comprehensive income consist of the following:

	December 31,	December 31,
	2007	2006
	(In thousands)

Net actuarial loss (gain)	$(1,180)	$5,680
Prior service cost	5	6

	$(1,175)	$5,686

Net actuarial losses of $54 are expected to be recognized as a component of net periodic pension benefit cost during 2008 and are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and comprehensive income (loss) as of December 31, 2007.

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

At December 31, 2007 and 2006, the Company’s deferred compensation plan assets totaled $3,828 and $3,715, respectively, and are included in other current assets on the consolidated balance sheets and the corresponding deferred compensation plan liability at December 31, 2007 and 2006, totaled $3,911 and $3,771, respectively, and are included in other current liabilities on the consolidated balance sheets.

  401(k) Tax Deferred Savings Plan

The Company maintains a 401(k) Tax Deferred Savings Plan for the benefit of qualified employees who are primarily U.S. based, and matches each eligible employee’s contribution up to a maximum of five hundred dollars. The Company’s matching contribution was $668, $656 and $688 for 2007, 2006 and 2005, respectively.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on revenues and income or loss from operations excluding charges for grant repayments, asset impairment charges (recovery), restructuring charges and loss on sale and other charges. Interest and other income (expenses), net, nonrecurring gains and losses, foreign exchange gains and losses and income taxes are not measured by operating segment.

The Company’s wafer manufacturing facilities fabricate integrated circuits for segments as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. Because segments are defined by the products they design and sell, they do not make sales to each other. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance. Certain product families have been reassigned between the ASIC and Microcontroller segments to improve organizational efficiency and reflect the way management evaluates segment performance. As a result, prior period net revenues and income from operating segments have been reclassified to conform to the current year presentation of operating segment information.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about Reportable Segments

		Micro-	Nonvolatile	RF and
	ASIC	Controllers	Memories	Automotive	Total
	(In thousands)

Year ended December 31, 2007
Net revenues from external customers	$495,815	$458,228	$376,675	$308,519	$1,639,237
Segment income (loss) from operations	(21,132)	27,718	40,015	18,778	65,379
Year ended December 31, 2006
Net revenues from external customers	$501,698	$408,394	$375,319	$385,476	$1,670,887
Segment income (loss) from operations	(51,476)	59,008	32,062	19,775	59,369
Year ended December 31, 2005
Net revenues from external customers	$534,223	$276,771	$393,055	$357,058	$1,561,107
Segment income (loss) from operations	(90,638)	40,210	(10,896)	4,053	(57,271)

Amounts for the years ended December 31, 2006 and 2005 have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary in July 2006. In 2006 and 2005, net revenues related to this subsidiary and included in Discontinued Operations totaled $79,871 and $114,608, respectively. These amounts were previously reported in the Company’s ASIC operating segment. See Note 18 for further discussion.

Reconciliation of Segment Information to Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

Total segment income (loss) from operations	$65,379	$59,369	$(57,271)
Unallocated amounts:
Charges for grant repayments	(1,464)	(30,034)	—
Asset impairment recovery (charges)	1,057	(82,582)	(12,757)
Restructuring charges	(13,239)	(8,729)	(4,483)
Loss on sale and other charges	—	—	(13,199)

Consolidated income (loss) from operations	$51,733	$(61,976)	$(87,710)

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Notes 14, 15, 16 and 17 for further discussion of charges for grant repayments, asset impairment charges (recovery), restructuring charges and loss on sale and other charges, respectively. Geographic sources of net revenues for each of the years ended December 31, 2007, 2006 and 2005 were as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

United States	$219,541	$241,379	$210,399
Germany	227,311	192,278	144,893
France	154,866	168,047	138,960
United Kingdom	33,844	29,042	24,594
Japan	90,767	57,576	49,671
China, including Hong Kong	375,544	352,437	356,868
Singapore	153,102	257,312	271,616
Rest of Asia-Pacific	208,005	206,901	198,709
Rest of Europe	155,455	151,887	147,103
Rest of the World	20,802	14,028	18,294

Total net revenues	$1,639,237	$1,670,887	$1,561,107

Locations of long-lived assets as of December 31, 2007 and 2006 were as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

United States	$137,334	$159,998
Germany	34,337	30,733
France	268,358	285,469
United Kingdom	106,651	108,510
Asia-Pacific	28,541	19,915
Rest of Europe	17,756	12,095

Total	$592,977	$616,720

No single customer accounted for more than 10% of net revenues in the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2006, long-lived assets totaling $35,040, which were classified as held for sale, and excluded from the table above, were located in the United States.

Net revenues are attributed to countries based on delivery locations.

Note 14	CHARGES FOR GRANT REPAYMENTS

In the fourth quarter of 2006, the Company announced its intention to close its design facility in Greece and sell its manufacturing facility in North Tyneside, United Kingdom. The Company recorded a charge of $30,034 in the fourth quarter of 2006 associated with the expected repayment of subsidy grants previously received and recognized related to grant agreements with government agencies at these locations. The proceeds of the subsidy grants were originally recorded as either a reduction of cost of revenues or research and development expense when they were recognized during the period from 2001 to 2006. In 2007, the Company recorded additional accrued interest of $1,464 related to the expected grant repayments. All of these charges have been included in “Charges for Grant

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repayments” in the consolidated statements of operations. The Company previously recognized the subsidy grant benefits, which are subject to repayment, by year as follows:

		Research
Years Ended	Cost of	and Development
December 31,	Revenues	Expenses	Total
(In thousands)

2006	$6,607	$302	$6,909
2005	6,483	940	7,423
2004	4,181	409	4,590
2003	—	2,143	2,143
2002	—	2,086	2,086
2001	—	543	543

	$17,271	$6,423	$23,694

Charges for grant repayments for the years ended December 31, 2007 and 2006 are as follows:

	Years Ended
	December 31,	December 31,
	2007	2006
	(In thousands)

Grant benefits previously recognized	$—	$23,694
Accrued interest	1,464	1,908
Impact of foreign exchange	—	4,432

Total charges for grant repayments	$1,464	$30,034

As of December 31, 2007 and 2006, the Company also had $18,814 and $17,613, respectively, of unrecognized grant benefits that are subject to repayment. As a result, at December 31, 2007, the total liability for grant benefits, which are subject to repayment was $50,312, of which $39,519 was recorded in accounts payable, and $10,793 in accrued and other liabilities. The Company repaid $39,519 in February 2008.

Note 15	ASSET IMPAIRMENT CHARGES (RECOVERY)

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

North Tyneside, United Kingdom, and Heilbronn, Germany, Facilities

The Company acquired the North Tyneside, United Kingdom, facility in September 2000, including an interest in 100 acres of land and the fabrication facility of approximately 750,000 square feet, for $100,000. The Company has the right to acquire title to the land in 2016 for a nominal amount. The Company sold 40 acres in 2002 for $13,900. The Company recorded an asset impairment charge of $317,927 in the second quarter of 2002 to write-down the carrying value of equipment in the fabrication facilities in North Tyneside, United Kingdom, to its estimated fair value, based on management’s best estimates considering a number of factors.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2006, the Company announced its decision to sell its wafer fabrication facilities in North Tyneside, United Kingdom, and Heilbronn, Germany, in an effort to increase manufacturing efficiencies by better utilizing remaining wafer fabrication facilities, while reducing future capital expenditure requirements. Following the announcement of its intention to sell the North Tyneside facility in the fourth quarter of 2006, the Company assessed the fair market value of the facility compared to the carrying value recorded. The fair value of North Tyneside was determined using a market-based valuation technique and estimated future cash flows. The Company recorded a net impairment charge of $72,277 in the quarter ended December 31, 2006 related to the write-down of long lived assets to their estimated fair values, less costs to dispose of the assets. The Company classified assets of the North Tyneside facility with a net book value of $88,757 (excluding cash and inventory, which would not be included in any sale of the facility) as assets held-for-sale on the consolidated balance sheet as of December 31, 2006.

On October 8, 2007, the Company entered into definitive agreements to sell certain wafer fabrication equipment and land and buildings at North Tyneside to TSMC and Highbridge for a total of approximately $124,000. The disposal group previously classified as held for sale included all assets (excluding cash and inventory) and liabilities of the North Tyneside legal entity. Upon entering into the agreements noted above, we determined that certain equipment and all of the related liabilities were no longer included in the disposal group as they were not being acquired or assumed by the buyer. As a result, the Company reassessed whether the assets to be sold in this transaction continued to meet the criteria for classification as held for sale as of September 30, 2007. The Company concluded that the assets to be sold under the above agreements were no longer available for immediate sale in their present condition as the terms of the these agreements require us to perform significant additional steps, including the dismantling, decommissioning and testing of the wafer fabrication equipment before TSMC will accept transfer of title of the purchased equipment, as well as the delivery of a vacated building to Highbridge. The Company had previously expected to sell the assets in the form of the transfer of the legal entity and then enter into a further supply agreement for product wafers with the buyer. However, the agreements noted above require termination of production efforts in order to deliver assets in the condition specified by the buyers. The Company has determined that it needs to continue to operate the facility in order to build sufficient inventory as a result of the closure of the North Tyneside facility, and therefore cannot deliver the assets to be sold in the conditions specified in the sales agreements until production activity is concluded, which occurred in February 2008. In accordance with SFAS No. 144, the Company determined in the third quarter of 2007 that the assets to be sold to TSMC and Highbridge did not meet the criteria for assets held for sale and were reclassified as held and used, and measured at the lower of their adjusted carrying amounts or fair values less cost to sell as of December 31, 2007. The Company received proceeds of $42,951 from Highbridge for the closing of the real property portion of the transaction in November 2007 and a gain on the sale of the real property will be recognized upon us vacating the facility. The gain on the sale of fabrication equipment will be recognized when such equipment is transferred to and accepted by TSMC in the first two quarters of 2008.

In accordance with SFAS No. 144, these assets are reported individually at the lower of their respective carrying amount before they were initially classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had these assets been continuously classified as held and used or the fair value at the date of the subsequent decision not to sell. As a result of this reclassification, the Company recorded a credit of $1,057 related to the recovery of previous impairment charges recorded for these assets in 2006. This credit is included within Asset Impairment Recovery on the consolidated statements of operations.

The Heilbronn, Germany, facility did not meet the criteria for classification as held for sale as of December 31, 2007 and 2006, due to uncertainties relating to the likelihood of completing the sale within the next twelve months. Long-lived assets of this facility at December 31, 2007 and 2006 were classified as held and used. After an assessment of expected future cash flows generated by the Heilbronn, Germany facility, the Company concluded that no impairment existed in the years ended December 31, 2007 and 2006.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 1, 2007, the Company sold its Irving, Texas, wafer fabrication facility for $36,500 in cash ($34,714, net of selling costs). The sale of the facility included 39 acres of land, the fabrication facility building and related offices, and remaining equipment. An additional 17 acres of undeveloped land was retained by the Company and is currently offered for sale. No significant gain or loss was recorded upon the sale of the facility.

The following table summarizes the asset impairment charges (recovery) included in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005:

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

North Tyneside, United Kingdom	$(1,057)	$72,277	$—
Irving, Texas	—	10,305	3,980
Colorado Springs, Colorado	—	—	8,777

Total asset impairment charges (recovery)	$(1,057)	$82,582	$12,757

Note 16	RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the years ended December 31, 2007, 2006 and 2005.

	January 1,			Currency	December 31,
	2007	Charges/		Translation	2007
	Accrual	(Credits)	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$8,896	$(3,071)	$(4,233)	$—	$1,592
Fourth quarter of 2006
Employee termination costs	7,490	3,305	(9,959)	488	1,324
Fourth quarter of 2007
Employee termination costs	—	12,441	—	318	12,759
Other exit related costs	—	564	(564)	—	—

Total 2007 activity	$16,386	$13,239	$(14,756)	$806	$15,675	(1)

(1)	$15,675 is recorded in accrued and other liabilities, which is expected to be paid prior to December 31, 2008.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1,			December 31,
	2006			2006
	Accrual	Charges	Payments	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$9,833	$—	$(937)	$8,896
Third quarter of 2005
Employee termination costs	1,246	—	(1,246)	—
Fourth quarter of 2005
Employee termination costs	1,223	—	(1,223)	—
First quarter of 2006
Employee termination costs	—	151	(151)	—
Fourth quarter of 2006
Employee termination costs	—	8,578	(1,088)	7,490

Total 2006 activity	$12,302	$8,729	$(4,645)	$16,386	(2)

(2)	$8,511 is recorded in accrued and other liabilities and $7,875 is recorded in other long-term liabilities.

	January 1,			December 31,
	2005			2005
	Accrual	Charges	Payments	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$10,919	$—	$(1,086)	$9,833
Third quarter of 2005
Employee termination costs	—	2,452	(1,206)	1,246
Fourth quarter of 2005
Employee termination costs	—	2,031	(808)	1,223

Total 2005 activity	$10,919	$4,483	$(3,100)	$12,302

2007 Restructuring Activities

During 2007, the Company continued to implement the restructuring initiatives announced from 2002 to 2006 and in 2007, and recorded a net restructuring charge of $13,239, which consisted of the following:

The Company incurred restructuring charges related to the signing of definitive agreements in October 2007 to sell certain wafer fabrication equipment and real property at North Tyneside to Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) and Highbridge Business Park Limited (“Highbridge”). As a result of this action, this facility will be closed and all of the employees of the facility will be terminated. During the fourth quarter of 2007, the Company recorded the following additional restructuring charges:

•	Charges of $11,084 related to one-time severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).

•	Charges of $1,357 related to on-going severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 112, “Employer’s Accounting for Post Employment Benefits — an amendment of FASB Statements No. 5 and 43” (“SFAS No. 112”).

•	Charges of $564 related to other exit related costs, which were recorded in accordance with SFAS No. 146.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company incurred the following in 2007:

•	Charges of $2,050 related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146.

•	Charges of $1,255 related to one-time minimum statutory termination benefits, including changes in estimates, recorded in accordance with SFAS No. 112.

•	A credit of $3,071 related to the settlement of a long-term gas supply contract for which the accrual was $12,437, originally recorded in the third quarter of 2002. On May 1, 2007, in connection with the sale of the Irving, Texas facility, the Company paid $5,600 to terminate this contract, of which $1,700 was reimbursed by the buyer of the facility. The remaining balance of $1,592 is expected to be paid upon the commencement of volume manufacturing activity by the buyer in 2008.

Further, in 2007, the Company paid $9,959 related to employee termination costs recorded in 2007 and 2006.

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

In 2006, the Company paid $1,239 related to employee termination costs recorded in 2006.

2005 Restructuring Activities

Beginning in the third quarter of 2005, the Company began to implement cost reduction initiatives to further align its cost structure to industry conditions, targeting high labor costs and excess capacity. Pursuant to this, during 2005, the Company recorded a restructuring $4,483 of one-time involuntary termination severance benefits costs related to the termination of 193 employees primarily in manufacturing, research and development and administration.

In 2005, the Company paid $2,014 related to employee termination costs. In 2006, the Company paid the remaining $2,469 of the employee termination costs.

In 2006 and 2005, restructuring charges related to the Company’s Grenoble, France, subsidiary included in Results from Discontinued Operations totaled $193 and $338, respectively. See Note 18 for further discussion.

Note 17	LOSS ON SALE AND OTHER CHARGES

Nantes Fabrication Facility Sale

On December 6, 2005, the Company sold its Nantes, France fabrication facility, and the related foundry activities, to XbyBus SAS. The facility, which the Company had owned since 1998, comprised of five buildings totaling 131,000 square feet, capable of manufacturing BiCMOS, CMOS and non-volatile memory semiconductor

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

wafer technologies. The facility employed a total of 603 persons, of which 284 employees were retained by the Company and the remaining 319 manufacturing employees were transferred to XbyBus SAS upon completion of the sale.

The Company recorded $13,199 for loss on sale of assets and other charges in the year ended December 31, 2005 related to the sale of its Nantes fabrication facility. These charges consisted of the following:

•	$10,585 associated with the loss on the sale of the Company’s Nantes fabrication facility, including the cost of transferring 319 employees to the buyer.

•	$2,614 of building and improvements were removed from operations and written down to zero following relocation of certain manufacturing activities to Asia.

The Nantes facility was sold for an amount which approximated the net book value of assets sold less liabilities assumed plus an additional capital contribution made to XbyBus SAS. The liabilities assumed by XbyBus SAS totaled approximately 4,739 euros ($5,587), while the assets transferred totaled approximately 4,106 euros ($4,841), comprised of fixed assets with a net book value of 2,838 euros ($3,346) and inventory valued at 1,268 euros ($1,495); Atmel further agreed to make an additional cash contribution of 6,496 euros ($7,659) and incur additional closing costs of 3,115 euros ($3,673) primarily relating to the transfer of additional assets along with maintenance and clean-up costs to transfer the fabrication facility buildings. In total, the Company incurred a loss of 8,978 euros ($10,585) on the sale of the Nantes fabrication facility. Concurrent with the sale, the Company entered into a three-year supply agreement with a subsidiary of XbyBus SAS calling for the Company to purchase a minimum volume of wafers through fiscal year 2008. The supply agreement requires a minimum purchase of $58,777, of which $15,746 is still required over the remaining term of the agreement as of December 31, 2007. As a result of the significant continuing cash flows relating to this supply agreement, the Company did not meet the criteria to classify the results of operations of Nantes as discontinued operations.

The Nantes facility sale occurred in connection with the Company’s continuing efforts to consolidate its manufacturing operations, improve gross margins, and reduce operating costs.

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

The Grenoble facility was originally acquired in May 2000 from Thomson-CSF, and performed the manufacturing of image sensors, as well as analog, digital and radio frequency ASICs.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

involvement in the operations of the subsidiary. Therefore, the Company has met the criteria in SFAS No. 144, which were necessary to classify the Grenoble, France, subsidiary as discontinued operations.

Included in other currents assets on the consolidated balance sheets is an outstanding receivable balance due from e2v of $989 and $24,843 as of December 31, 2007 and 2006, respectively, related to payments advanced to e2v to be collected from customers of e2v by Atmel. The transitioning of the collection of trade and other receivables on behalf of e2v is expected to be completed in 2008.

The following table shows the components of the gain from the sale of Discontinued Operations, net of taxes, recognized upon the sale:

(In thousands)

Proceeds, net of working capital adjustments	$122,610
Costs of disposition	(2,537)

Net proceeds from the sale	120,073

Less:
Book value of net assets disposed of	(14,866)
Cumulative translation adjustment effect	4,631

Gain on sale of discontinued operations, before income taxes	109,838
Provision for income taxes	(9,506)

Gain on sale of discontinued operations, net of income taxes	$100,332

The following table summarizes results from Discontinued Operations for the periods indicated included in the consolidated statement of operations:

	December 31,	December 31,
	2006	2005
	(In thousands)

Net revenues	$79,871	$114,608
Operating costs and expenses	57,509	91,838

Income from discontinued operations, before income taxes	22,362	22,770
Gain on sale of discontinued operations, before income taxes	109,838	—

Income from and gain on sale of discontinued operations	132,200	22,770
Less: provision for income taxes	(18,899)	(6,494)

Income from and gain on sale of discontinued operations, net of income taxes	$113,301	$16,276

Income from and gain on sale of discontinued operations, net of income taxes, per share:
Basic and diluted	$0.23	$0.03

Weighted-average shares used in basic and diluted income per share calculations	487,413	481,534

Note 19	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by using the weighted-average number of common shares outstanding during that period. Diluted net income per share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares issuable upon exercise of stock options, upon vesting of restricted stock, and convertible securities for all periods. No dilutive potential common shares were included in the computation of any diluted per share amount when a loss from continuing operations was reported by the Company. Income or loss from operations is the “control number” in determining whether potential common shares are dilutive or anti-dilutive.

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share for both continuing and discontinued operations is provided as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

Income (loss) from continuing operations	$47,885	$(98,651)	$(49,627)
Income from discontinued operations, net of provision for income taxes	—	12,969	16,276
Gain on sale of discontinued operations, net of provision for income taxes	—	100,332	—

Net income (loss)	$47,885	$14,650	$(33,351)

Weighted-average shares — basic	477,213	487,413	481,534
Incremental shares and share equivalents	4,524	—	—

Weighted-average shares — diluted	481,737	487,413	481,534

Net income (loss) share:
Basic
Income (loss) from continuing operations	$0.10	$(0.20)	$(0.10)
Income from discontinued operations, net of provision for income taxes	—	0.02	0.03
Gain on sale of discontinued operations, net of provision for income taxes	—	0.21	—

Net income (loss) per share — basic	$0.10	$0.03	$(0.07)

Diluted
Income (loss) from continuing operations	$0.10	$(0.20)	$(0.10)
Income from discontinued operations, net of income taxes	—	0.02	0.03
Gain on sale of discontinued operations, net of income taxes	—	0.21	—

Net income (loss) per share — diluted	$0.10	$0.03	$(0.07)

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes weighted-average securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income per share, as the impact of including them would have been anti-dilutive for these years:

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

Employee stock options and restricted stock units outstanding	32,668	29,079	30,653
Incremental shares and share equivalents	(4,524)	—	—

Incremental shares and share equivalents excluded from per share calculation	28,144	29,079	30,653

Common stock equivalent shares associated with:
Convertible notes due 2018	—	8	16
Convertible notes due 2021	—	1,310	4,875

Total weighted-average potential shares excluded from per share calculation	28,144	30,397	35,544

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

Note 21	INTEREST AND OTHER INCOME (EXPENSES), NET

Interest and other income (expenses), net, is summarized in the following table:

	Years Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

Interest and other income	$16,716	$17,677	$11,551
Interest expense	(12,351)	(20,039)	(29,594)
Foreign exchange transaction losses	(389)	(9,364)	(1,306)

Total	$3,976	$(11,726)	$(19,349)

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2006 and 2005, interest and other expenses, net related to the Company’s Grenoble, France, subsidiary and included in Discontinued Operations totaled $541 and $548, respectively (see Note 18 for further discussion).

Note 22	ACCELERATED SHARE REPURCHASE PROGRAM

On August 26, 2007, the Company entered into collared accelerated share repurchase program with each of Morgan Stanley & Co. Incorporated and Credit Suisse, New York Branch (the “dealers”) to repurchase up to an aggregate of $250,000 of its common stock. Pursuant to the terms of the transactions, the Company prepaid $125,000 to each dealer shortly after execution of the transactions, and the Company agreed to purchase up to $125,000 of its common stock from each dealer. The aggregate number of shares actually purchased was determined based on the volume weighted average share price of the Company’s common stock during a specified period of time, subject to certain provisions that established a minimum and maximum number of shares that may be repurchased by the Company. In September 2007, the dealers delivered an aggregate of 43,367 shares to the Company, which was the minimum number of shares to be repurchased by the Company. On November 5, 2007, the Company received approximately 2,774 additional shares from Morgan Stanley & Co. Incorporated and on November 13, 2007, the Company received approximately 2,782 additional shares from Credit Suisse, New York Branch. The total number of shares repurchased under the program was 48,923, which were retired. No additional shares are expected to be repurchased pursuant to the collared accelerated share repurchase program. The effective price per share of all shares repurchased under the program was $5.11.

The payment of $250,151 was included in the cash flows from financing activities in the Company’s consolidated statement of cash flow and was recorded as a reduction of common stock and additional paid-in capital in the Company’s consolidated balance sheet.

Note 23	SUBSEQUENT EVENTS

On February 6, 2008, the Company announced that it had entered into a definitive agreement for the purchase of Quantum Research Group Ltd. (“Quantum”), a developer of capacitive sensing IP and solutions for user interfaces. Under the terms of the agreement, the Company will pay approximately $88,000 in cash at closing and upon the satisfaction of certain contingencies over the next three years, certain Quantum shareholders may also receive up to an additional $42,000 in cash and the Company’s common stock, the ratio of which will be determined at closing. The acquisition of Quantum is expected to close in the first quarter of 2008, subject to customary closing conditions and regulatory approvals.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Atmel Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of Atmel Corporation and its subsidiaries at December 31, 2007 and December 31, 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions.

As discussed in Note 12 to the consolidated financial statements, effective December 31, 2006, the Company changed its method of accounting for defined benefit pension plans.

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

/s/  PricewaterhouseCoopers LLP

San Jose, California
February 29, 2008

Schedule II
ATMEL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2007, 2006 and 2005

	Balance at	Charged		Balance at
	Beginning	(Credited)	Deductions—	End
	of Year	to Expense	Write-offs	of Year
	(In thousands)

Allowance for doubtful accounts receivable:
Year ended December 31, 2007	$3,605	$(212)	$(282)	3,111
Year ended December 31, 2006	3,944	106	(445)	3,605
Year ended December 31, 2005	10,011	(5,575)	(492)	3,944

UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters in the years ended December 31, 2007 and 2006:

	First	Second	Third	Fourth
Year Ended December 31, 2007(1)	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net revenues	$391,313	$404,247	$418,097	$425,580

Gross profit	139,937	141,642	149,034	149,618

Net income	$28,940	$678	$16,553	$1,714

Basic net income per share:
Net income	$0.06	$0.00	$0.03	$0.00

Weighted-average shares used in basic net income per share calculations	488,842	488,916	485,540	446,003

Diluted net income per share:
Net income	$0.06	$0.00	$0.03	$0.00

Weighted-average shares used in diluted net income per share calculations	494,198	494,244	489,791	449,136

	First	Second	Third	Fourth
Year Ended December 31, 2006(2)	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net revenues	$400,784	$429,488	$431,734	$408,881

Gross profit	126,382	139,029	151,557	145,150

Income (loss) from continuing operations	(1,154)	2,851	22,260	(122,608)
Income from discontinued operations, net of income taxes	5,862	5,428	1,679	—
Gain on sale of discontinued operations, net of income taxes	—	—	100,332	—

Net income (loss)	$4,708	$8,279	$124,271	$(122,608)

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.00)	$0.01	$0.04	$(0.25)
Income from discontinued operations, net of income taxes	0.01	0.01	0.00	—
Gain on sale of discontinued operations, net of income taxes	—	—	0.21	—

Net income (loss)	$0.01	$0.02	$0.25	$(0.25)

Weighted-average shares used in basic net income (loss) per share calculations	485,576	486,928	488,303	488,844

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.00)	$0.01	$0.05	$(0.25)
Income from discontinued operations, net of income taxes	0.01	0.01	0.00	—
Gain on sale of discontinued operations, net of income taxes	—	—	0.20	—

Net income (loss)	$0.01	$0.02	$0.25	$(0.25)

Weighted-average shares used in diluted net income (loss) per share calculations	485,576	493,045	494,066	488,844

(1)	The Company recorded charges for grant repayments of $0.3 million and $1 million in the quarters ended December 31, 2007 and September 30, 2007, respectively. The Company recorded restructuring charges (credits) of $13 million, $1 million, $(3) million and $2 million in the quarters ended December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007, respectively. The Company recorded asset impairment recovery of $0 and $1 million in the quarters ended December 31, 2007 and September 30, 2007.

(2)	The Company recorded charges for grant repayments of $30 million in the quarter ended December 31, 2006. The Company recorded restructuring charges of $9 million and $0.2 million in the quarters ended December 31, 2006 and March 31, 2006. The Company recorded asset impairment charges of $83 million in the quarter ended December 31, 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 (“Disclosure Controls”). Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. This evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Atmel have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

Except as set forth below, information required by this Item regarding directors, Section 16 filings and the Registrant’s Audit Committee is set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” in the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 2008 (the “2008 Proxy Statement”), and is incorporated herein by reference. Information regarding the Registrant’s executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Code of Ethics/Standards of Business Conduct

It is our policy to conduct our operations in compliance with all applicable laws and regulations and to operate our business under the fundamental principles of honesty, integrity and ethical behavior. This policy can be found in our Standards of Business Conduct, which is applicable to all of our directors, officers and employees, and which complies with applicable SEC requirements and with NASDAQ’s listing standards.

Our Standards of Business Conduct is designed to promote honest and ethical conduct, the compliance with all applicable laws, rules and regulations and to deter wrongdoing. Our Standards of Business Conduct is also aimed at ensuring that information we provide to the public (including our filings with and submissions to the SEC) is accurate, complete, fair, relevant, timely and understandable. A copy of our Standards of Business Conduct can be accessed on our web site at www.atmel.com/ir/governance.asp. We intend to disclose future amendments to certain provisions of our Standards of Business Conduct, or waivers of such provisions granted to directors and executive officers, on our web site in accordance with applicable SEC and NASDAQ requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item regarding compensation of the Registrant’s directors and executive officers is set forth under the captions “Executive Compensation,” “Executive Compensation — Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item regarding beneficial ownership of the Registrant’s Common Stock by certain beneficial owners and management of Registrant, as well as equity compensation plans, is set forth under the captions “Security Ownership” and “Equity Compensation Plan Information” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item regarding certain relationships and related transactions with management and director independence is set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item regarding principal accounting fees and services is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm — Fees of PricewaterhouseCoopers LLP Incurred by Atmel” in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

1. Financial Statements.  See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules.  See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

3. Exhibits.  The following Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

3.1		Restated Certificate of Incorporation of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 0-19032).
3.2		Amended and Restated Bylaws of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on February 22, 2008).
3.3		Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock (which is incorporated herein by reference to Exhibit A of Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).
4.1		Amended and Restated Preferred Shares Rights Agreement dated as of October 18, 1999, between Atmel Corporation and BankBoston, N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).
10	.1+	1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991).
10	.2+	1991 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).
10	.3+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19032).
10	.4+	2005 Stock Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 16, 2005).
10	.5+	Amendment to 2005 Stock Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on July 31, 2007).
10	.6+	Employment Agreement dated as of August 6, 2006 between Registrant and Steven Laub (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 19, 2007).
10	.7+	Amendment to Employment Agreement dated as of March 13, 2007 between Registrant and Steven Laub (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 19, 2007).
10	.8+	Stock Option Fixed Exercise Date Form (which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on January 8, 2007).
10	.9+	Description of Amendment of Certain Option Agreements (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 12, 2007).

10	.10+	Description of 2007 Executive Bonus Plan (which is incorporated herein by reference to item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on August 31, 2007).
10.11		Facility Agreement, dated as of March 15, 2006, by and among the Registrant, Atmel Sarl, Atmel Switzerland Sarl, the financial institutions listed therein, and Bank of America, N.A., as facility agent and security agent (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 21, 2006).
10.12		Share Purchase Agreement, dated as of July 12, 2006, between e2v technologies SAS and Atmel Paris SAS (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on July 13, 2006).
10.13		Form of Collared Accelerated Share Repurchase Confirmation (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on August 27, 2007).
10.14		Agreement for the Sale and Purchase of Property, dated October 8, 2007, by and among Atmel North Tyneside Limited, Atmel Corporation, Highbridge Business Park Limited and Highbridge Properties Plc.
10.15		Agreement for the Sale and Purchase of Certain Assets, dated October 8, 2007, by and among Atmel North Tyneside Limited, Atmel Corporation, and Taiwan Semiconductor Manufacturing Company Limited.
10.16		Agreement in Relation to the Removal of Equipment, dated October 8, 2007, by and among Atmel North Tyneside Limited, Atmel Corporation, Highbridge Business Park Limited, Highbridge Properties Plc., and Taiwan Semiconductor Manufacturing Company Limited.
10	.17+	Separation Agreement and Mutual Release dated as of November 16, 2007 between Registrant and Graham David Turner.
21.1		Subsidiaries of Registrant.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature pages hereof).
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management compensatory plan, contract or arrangement.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION

By:	/s/ Steven Laub
Steven Laub
President and Chief Executive Officer

February 29, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on February 29, 2008 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ Steven Laub Steven Laub	President, Chief Executive Officer and Director (principal executive officer)

/s/ Robert Avery Robert Avery	Vice President Finance and Chief Financial Officer (principal financial and accounting officer)

/s/ Tsung-Ching Wu Tsung-Ching Wu	Director

/s/ T. Peter Thomas T. Peter Thomas	Director

/s/ Dr. Chaiho Kim Dr. Chaiho Kim	Director

/s/ David Sugishita David Sugishita	Director

/s/ Papken Der Torossian Papken Der Torossian	Director

/s/ Jack L. Saltich Jack L. Saltich	Director

/s/ Charles Carinalli Charles Carinalli	Director

EXHIBIT INDEX

3.1		Restated Certificate of Incorporation of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 0-19032).
3.2		Amended and Restated Bylaws of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on February 22, 2008).
3.3		Certificate of Determination of Rights, Preferences and Privileges of Series A Preferred Stock (which is incorporated herein by reference to Exhibit A of Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).
4.1		Amended and Restated Preferred Shares Rights Agreement dated as of October 18, 1999, between Atmel Corporation and BankBoston, N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).
10	.1+	1986 Incentive Stock Option Plan, as amended, and forms of stock option agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-38882) declared effective on March 19, 1991).
10	.2+	1991 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-19032).
10	.3+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19032).
10	.4+	2005 Stock Plan and forms of agreements thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 16, 2005).
10	.5+	Amendment to 2005 Stock Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on July 31, 2007).
10	.6+	Employment Agreement dated as of August 6, 2006 between Registrant and Steven Laub (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 19, 2007).
10	.7+	Amendment to Employment Agreement dated as of March 13, 2007 between Registrant and Steven Laub (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 19, 2007).
10	.8+	Stock Option Fixed Exercise Date Form (which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on January 8, 2007).
10	.9+	Description of Amendment of Certain Option Agreements (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 12, 2007).
10	.10+	Description of 2007 Executive Bonus Plan (which is incorporated herein by reference to item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on August 31, 2007).
10.11		Facility Agreement, dated as of March 15, 2006, by and among the Registrant, Atmel Sarl, Atmel Switzerland Sarl, the financial institutions listed therein, and Bank of America, N.A., as facility agent and security agent (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 21, 2006).
10.12		Share Purchase Agreement, dated as of July 12, 2006, between e2v technologies SAS and Atmel Paris SAS (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on July 13, 2006).
10.13		Form of Collared Accelerated Share Repurchase Confirmation (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on August 27, 2007).
10.14		Agreement for the Sale and Purchase of Property, dated October 8, 2007, by and among Atmel North Tyneside Limited, Atmel Corporation, Highbridge Business Park Limited and Highbridge Properties Plc.

10.15		Agreement for the Sale and Purchase of Certain Assets, dated October 8, 2007, by and among Atmel North Tyneside Limited, Atmel Corporation, and Taiwan Semiconductor Manufacturing Company Limited.
10.16		Agreement in Relation to the Removal of Equipment, dated October 8, 2007, by and among Atmel North Tyneside Limited, Atmel Corporation, Highbridge Business Park Limited, Highbridge Properties Plc., and Taiwan Semiconductor Manufacturing Company Limited.
10	.17+	Separation Agreement and Mutual Release dated as of November 16, 2007 between Registrant and Graham David Turner.
21.1		Subsidiaries of Registrant.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature pages hereof).
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management compensatory plan, contract or arrangement.