Form 10-Q
period 2008-03-31
ATMEL CORP
filed 2008-05-12
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 30, 2008, the Registrant had 445,542,593 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2008

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$308,365	$374,130
Short-term investments	28,455	55,817
Accounts receivable, net of allowance for doubtful accounts of $3,799 and $3,111, respectively	223,615	209,189
Inventories	348,603	357,301
Assets held for sale	47,414	—
Prepaids and other current assets	99,665	88,781

Total current assets	1,056,117	1,085,218
Fixed assets, net	499,717	579,566
Goodwill	62,865	—
Intangible assets, net	49,758	19,552
Other assets	45,150	18,417

Total assets	$1,713,607	$1,702,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$135,558	$142,471
Trade accounts payable	113,335	191,856
Accrued and other liabilities	291,885	266,987
Deferred income on shipments to distributors	21,334	19,708

Total current liabilities	562,112	621,022
Long-term debt less current portion	20,251	20,408
Other long-term liabilities	253,809	237,844

Total liabilities	836,172	879,274

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares;
Shares issued and outstanding: 445,516 at March 31, 2008 and 443,837 at December 31, 2007	446	444
Additional paid-in capital	1,204,921	1,193,846
Accumulated other comprehensive income	189,231	153,140
Accumulated deficit	(517,163)	(523,951)

Total stockholders’ equity	877,435	823,479

Total liabilities and stockholders’ equity	$1,713,607	$1,702,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(in thousands, except per share data)
Net revenues	$411,237	$391,313

Operating expenses
Cost of revenues	265,183	251,376
Research and development	66,377	67,299
Selling, general and administrative	63,562	58,059
Acquisition-related charges	3,711	—
Credit from grant repayments	(119)	—
Restructuring charges	27,908	1,782
Gain on sale of assets	(30,758)	—

Total operating expenses	395,864	378,516

Income from operations	15,373	12,797
Interest and other income (expense), net	(5,387)	979

Income from continuing operations before income taxes	9,986	13,776
Benefit from (provision for) income taxes	(3,198)	15,164

Net income	$6,788	$28,940

Basic net income per share:
Net income	$0.02	$0.06

Weighted-average shares used in basic net income per share calculations	444,670	488,842

Diluted net income per share:
Net income	$0.02	$0.06

Weighted-average shares used in diluted net income per share calculations	447,643	494,198

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities
Net income	$6,788	$28,940
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	33,680	31,940
Loss (gain) on sale or disposal of fixed assets	(30,758)	17
In-process research and development charges	1,047	—
Other non-cash losses	3,877	428
Provision for doubtful accounts receivable	731	132
Accretion of interest on long-term debt	844	278
Stock-based compensation expense	6,307	3,310
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(11,878)	10,993
Inventories	18,302	(23,267)
Current and other assets	1,425	12,732
Trade accounts payable	(89,445)	(8,027)
Accrued and other liabilities	17,297	3,736
Deferred income on shipments to distributors	1,626	(1,992)

Net cash (used in) provided by operating activities	(40,157)	59,220

Cash flows from investing activities
Acquisitions of fixed assets	(16,672)	(26,206)
Proceeds from sale of North Tyneside assets and other assets	81,865	11
Acquisitions of intangible assets	(1,080)	—
Purchases of short-term investments	(3,783)	(4,114)
Sales or maturities of short-term investments	4,425	2,000
Acquisition of Quantum Research Group, net of cash acquired	(89,416)	—

Net cash used in investing activities	(24,661)	(28,309)

Cash flows from financing activities
Principal payments on capital leases and other debt	(9,800)	(22,806)
Proceeds from issuance of common stock	4,285	—

Net cash used in financing activities	(5,515)	(22,806)

Effect of exchange rate changes on cash and cash equivalents	4,568	1,397

Net increase (decrease) in cash and cash equivalents	(65,765)	9,502

Cash and cash equivalents at beginning of the period	374,130	410,480

Cash and cash equivalents at end of the period	$308,365	$419,982

Supplemental cash flow disclosures:
Interest paid	$2,622	$2,314
Income taxes paid, net	5,995	16,893

Supplemental non-cash investing and financing activities disclosures:
Decreases in accounts payable related to fixed asset purchases	(3,523)	(6,441)
Increase in accounts payable related to Quantum Research Group acquisition costs	3,661	—
The accompanying notes are an integral part of these Condensed Consolidated Financial statements.

Atmel Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data, employee data, and where otherwise indicated)
(Unaudited)
Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or “Atmel”) and its subsidiaries as of March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. All intercompany balances have been eliminated. Because all of the disclosures required by U.S. generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 year-end condensed balance sheet data was derived from the audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include reserves for inventory, sales return reserves, restructuring charges, stock-based compensation expense, allowances for doubtful accounts, warranty reserves, estimates for useful lives associated with long-lived assets (including intangible assets), asset impairments charges, restructuring charges and certain accrued liabilities and income taxes and tax valuation allowances. Actual results could differ from those estimates.
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

	March 31,	December 31,
	2008	2007
	(in thousands)
Raw materials and purchased parts	$16,991	$22,996
Work-in-progress	240,116	249,863
Finished goods	91,496	84,442

	$348,603	$357,301

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

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(in thousands)
Cost of revenues	$409	$297
Research and development expenses	4,959	5,467

Total	$5,368	$5,764

     In the three months ended March 31, 2008, the Company made $39,519 in government grant repayments to the UK government in connection with the closure of the North Tyneside, UK manufacturing facility, which was previously accrued as of December 31, 2007. The Company recorded a credit of $119 in grant repayments in the three months ended March 31, 2008 due to changes in certain assumptions in estimating the initial grant liability.
Stock-Based Compensation
     Upon adoption of Statement of Financial Accounting Standards 123R (“SFAS No. 123R”), the Company reassessed its equity compensation valuation method and related assumptions. The Company’s determination of the fair value of share-based payment awards on the date of grant utilizes an option-pricing model, and is impacted by its common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors (expected period between stock option vesting date and stock option exercise date).
     Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 included a combination of payment awards granted prior to January 1, 2006 and payment awards granted subsequent to January 1, 2006. For stock-based payment awards granted prior to January 1, 2006, the Company attributes the value of stock-based compensation, determined under SFAS No. 123R, to expense using the accelerated multiple-option approach. Compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the three months ended March 31, 2008 and 2007 includes the impact of estimated forfeitures.
SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock options granted in periods prior to 2006 were measured based on SFAS No. 123 requirements, whereas stock options granted subsequent to January 1, 2006 are measured based on SFAS No. 123R requirements. See Note 6 for further discussion.
Valuation of Goodwill and Intangible Assets
     The Company reviews goodwill and intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment under SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets). Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual future results may differ from those estimates.
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of
SFAS No. 161 on its consolidated results of operations and financial condition.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not expanded our financial assets and liabilities that we account for under the fair value option of SFAS No. 159.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities on financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position No. 157-2 (FSP No. 157-2) delays the effective date for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. The Company has adopted SFAS No. 157 and FSP No. 157-2) beginning January 1, 2008, and there is no material impact on its condensed consolidated financial statements. See Note 16 for further discussion.
Note 2 BUSINESS COMBINATION
     On March 6, 2008, the Company completed its acquisition of Quantum Research Group Ltd. (“Quantum”), a supplier of capacitive sensing IP and solutions. The Company acquired all outstanding shares as of the acquisition date and Quantum became a wholly-owned subsidiary of Atmel.
     The total purchase price of the acquisition is as follows:

(in thousands)
Cash	$88,106
Fair value of common stock issued	405
Direct transaction costs	7,159

Total estimated purchase price	$95,670

     Of the $88,106 cash paid on the closing date of the acquisition, $13,000 was placed in an escrow account and will be released 18 months from the closing date upon satisfaction of any outstanding obligations related to certain representations and warranties included in the acquisition agreement. As part of the purchase price, the Company also issued 126 shares of its common stock to a Quantum shareholder, which was valued at $405. The share value used was based on fair value determined by calculating the average closing stock prices from March 4, 2008 to March 8, 2008.
     The allocation of the purchase price to Quantum’s tangible and identifiable intangible assets acquired and liabilities assumed is based on their estimated fair values. Further adjustments may be included in the final allocation of the purchase price of Quantum, if the adjustments are determined within the purchase price allocation period (up to twelve months from the closing date). The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Goodwill is not deductible for tax purposes. Goodwill and intangible assets were recorded on the books of an Atmel subsidiary that utilizes the euro as the functional currency.
     The purchase price is allocated as follows as of the closing date of the acquisition:

March 6,
2008
(in thousands)
Goodwill	$60,599
Other intangible assets	31,002
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	2,188
Accounts receivable	3,070
Inventory	966
Prepaids and other current assets	149
Fixed assets	455
Trade accounts payable	(1,013)
Accrued liabilities	(2,793)
In-process research and development	1,047

$95,670

		Cumulative
	March 6,	Translation	March 31,
	2008	Adjustments	2008
	(in thousands)
Goodwill	$60,599	$2,266	$62,865

	60,599	2,266	62,865

Other intangible assets:
Customer relationships	21,482	773	22,255
Developed technology	6,880	258	7,138
Tradename	1,180	44	1,224
Non-compete agreement	990	37	1,027
Backlog	470	18	488

	$31,002	$1,130	$32,132

     The goodwill amount is not subject to amortization. The goodwill is related to the Company’s Microcontroller segment. It is tested for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has estimated the fair value of other intangible assets using the income approach to value these identifiable intangible assets which are subject to amortization. The following table sets forth the components of the identifiable intangible assets subject to amortization as of March 31, 2008, which are being amortized on a straight-line basis:

		Accumulated		Estimated
	Gross Value	Amortization	Net	Useful Life
	(in thousands, except for years)
Customer relationships	$22,255	$(371)	$21,884	5 years
Developed technology	7,138	(119)	7,019	5 years
Tradename	1,224	(34)	1,190	3 years
Non-compete agreement	1,027	(16)	1,011	5 years
Backlog	488	(488)	—	< 1 year

	$32,132	$(1,028)	$31,104

     Customer relationships represent future projected net revenues that will be derived from sales of current and future versions of existing products that will be sold to existing customers. Core developed technology represents a combination of processes, patents and trade secrets developed through years of experience in design and development of the products. Trade name represents the Quantum brand that the Company will continue to use to market the current and future capacitive sensing products. Non-compete agreement represents the fair value to the Company from agreements with certain former Quantum executives to refrain from competition for a number of years. Backlog represents committed orders from customers as of the closing date of the acquisition.
     The Company recorded the following acquisition-related charges in the condensed consolidated statements of operations in the three months ended March 31, 2008:

Three Months Ended
March 31, 2008
(in thousands)
Amortization of intangible assets	$962
In-process research and development	1,047
Compensation-related expense	1,702

$3,711

     The Company recorded amortization of intangible assets of $962 associated with customer relationships, developed technology, trade name, non-compete agreements and backlog.
     The Company recorded a charge of $1,047 associated with acquired in-process research and development (“IPR&D”), in connection with the acquisition of Quantum. The Company’s methodology for allocating the purchase price to IPR&D involves established valuation techniques utilized in the high-technology industry. Each project in process was analyzed by discounted forecasted cash flows directly related to the products expected to result from the subject research and development, net of returns in contributory assets including working capital, fixed assets, customer relationships, trade name, and assembled workforce. IPR&D was expensed upon acquisition because technological feasibility has not been established and no future alternative uses existed. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value. A discount rate of 33% is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates recorded. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis. These estimates did not account for any potential synergies realizable as a result of the acquisition and were in line with industry averages and growth estimates.
     The Company agreed to pay additional amounts to former key executives of Quantum contingent upon continuing employment over a three year period. The Company has agreed to pay up to $32,334, including the value of 5,319 shares of the Company’s common stock. These payments are accrued over the employment period and recorded as compensation expense, calculated on an accelerated basis. In the three months ended March 31, 2008, the Company recorded $1,702 of compensation expense as acquisition-related charges in the condensed consolidated statements of operations.
      The Company agreed to make additional payments of $9,560 that is contingent on achieving specified financial objectives in 2008. Of this amount, the Company paid $1,570 in April 2008 for the achievement of the financial objectives in the three months ended March 31, 2008 and was included in goodwill as of March 31, 2008. The remaining amount will be recorded as additional goodwill if and when the financial objectives are achieved in the remainder of 2008.
Pro Forma Results
     Pro forma consolidated statements of operations information has not been presented because Quantum’s financial results are not material to the Company’s condensed consolidated statements of operations for the three months ended March 31, 2008.
Note 3 INVESTMENTS
     Investments at March 31, 2008 and December 31, 2007 primarily comprise corporate equity securities, U.S. and foreign corporate debt securities, guaranteed variable annuities and auction rate securities.
     All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets and as a component of accumulated other comprehensive income. Gross realized gains or losses are recorded based on the specific identification method. During the three months ended March 31, 2008, the Company’s gross realized gains or losses on short-term investments were not material. The carrying amount of the Company’s investments is shown in the table below:

	March 31, 2008		December 31, 2007
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
Corporate equity securities	$87	$1,477	$87	$1,542
Auction-rate securities	29,057	27,944	29,075	29,075
Corporate debt securities and other obligations	23,419	24,974	23,817	25,200

	$52,563	$54,395	$52,979	$55,817

Unrealized gains	3,207		2,900
Unrealized losses	(1,375)		(62)

Net unrealized gains	1,832		2,838

Fair value	$54,395		$55,817

Amount included in short-term investments		$28,455		$55,817
Amount included in other assets		25,940		—

		$54,395		$55,817

     In the three months ended March 31, 2008 the Company recorded an impairment of $1,113 related to a decline in the value of auction-rate securities which is recorded as other comprehensive loss. The Company does not believe that the impairment is “other than temporary” due to its intent and ability to hold the securities until they can be liquidated at par value. In the three months ended March 31, 2008 the auctions for the Company’s auction-rate securities have failed and as a result, the securities have become illiquid. The Company concluded that $25,940 of these securities are unlikely to be liquidated within the next twelve months and reclassified these securities to long-term investments, which is included in other assets on the condensed consolidated balance sheets.

     Contractual maturities (at book value) of available-for-sale debt securities as of March 31, 2008, were as follows:

(in thousands)
Due within one year	$4,335
Due in 1-5 years	10,562
Due in 5-10 years	—
Due after 10 years	37,579

Total	$52,476

     Atmel has classified all investments (excluding auction rate securities) with maturity dates of 90 days or more as short-term as it has the ability to redeem them within the year.
Note 4 INTANGIBLE ASSETS, NET
     Intangible assets, net, consisted of technology licenses and acquisition-related intangible assets as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)
Core/licensed technology	$104,599	$102,906
Accumulated amortization	(85,945)	(83,354)

Total technology licenses	18,654	19,552

Acquisition-related intangible assets (See Note 2)	32,132	—
Accumulated amortization	(1,028)	—

Total acquisition-related intangible assets	31,104	—

Total intangible assets, net	$49,758	$19,552

     Amortization expense for technology licenses for the three months ended March 31, 2008 and 2007 totaled $1,093 and $1,193, respectively. See Note 2 for discussion of amortization of acquisition-related intangible assets in the three months ended March 31, 2008.
     The following table presents the estimated future amortization of the technology licenses and acquisition-related intangible assets:

	Technology	Acquisition-Related
Years Ending December 31:	Licenses	Intangible Assets	Total
	(in thousands)
2008 (April 1 through December 31)	$3,254	$4,869	$8,123
2009	4,237	6,492	10,729
2010	3,912	6,492	10,404
2011	3,225	6,152	9,377
2012	3,221	6,084	9,305
Thereafter	805	1,015	1,820

Total future amortization	$18,654	$31,104	$49,758

Note 5 BORROWING ARRANGEMENTS
     Information with respect to Atmel’s debt and capital lease obligations as of March 31, 2008 and December 31, 2007 is shown in the following table:

	March 31,	December 31,
	2008	2007
	(in thousands)
Various interest-bearing notes and term loans	$5,298	$6,221
Bank lines of credit	125,000	125,000
Capital lease obligations	25,511	31,658

Total	$155,809	$162,879
Less: current portion of long-term debt and capital lease obligation	(135,558)	(142,471)

Long-term debt and capital lease obligations due after one year	$20,251	$20,408

     Maturities of long-term debt and capital lease obligations are as follows:

Years Ending December 31:	(in thousands)
2008 (April 1 through December 31)	$136,657
2009	7,635
2010	6,418
2011	5,400
2012	1,298
Thereafter	2,798

160,206
Less: amount representing interest	(4,397)

Total	$155,809

     On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165,000 with certain European lenders. This facility is secured by the Company’s non-U.S. trade receivables. At March 31, 2008, the amount available under this facility was $119,836 based on eligible non-U.S. trade receivables, of which $100,000 was outstanding. Borrowings under the facility bear interest at LIBOR plus 2% per annum (approximately 6.5% at March 31, 2008), while the undrawn portion is subject to a commitment fee of 0.375% per annum. The outstanding balance is subject to repayment in full on the last day of its interest period (every two months). The terms of the facility subject the Company to certain financial and other covenants and cross-default provisions. The Company was not in compliance with certain financial covenants (i.e. fixed charge ratio) as of March 31, 2008. The Company obtained a waiver on May 7, 2008. Commitment fees and amortization of up-front fees paid related to the facility for the three months ended March 31, 2008 and 2007 totaled $326 and $402, respectively, and are included in interest and other income (expenses), net, in the condensed consolidated statements of operations. The outstanding balance under this facility is classified as a bank line of credit in the summary debt table.
     In December 2004, the Company established a $25,000 revolving line of credit with a domestic bank, which has been extended until September 2008. The interest rate on the revolving line of credit is either the domestic bank’s prime rate or LIBOR plus 2%. In September 2005, the Company obtained a $15,000 term loan from the same bank. This term loan matures in September 2008. The interest rate on this term loan is LIBOR plus 2.25% (approximately 7.0% at March 31, 2008). The revolving line of credit is secured by the Company’s U.S. trade receivables. Both the revolving line of credit and both term loans require the Company to meet certain financial ratios and to comply with other covenants on a periodic basis. As of March 31, 2008, the full $25,000 of the revolving line of credit and $2,499 of the term loan was outstanding and are classified as a bank line of credit and interest bearing note in the summary debt table, respectively.
     In February 2005, the Company entered into an equipment financing arrangement in the amount of euro 40,685 ($54,005) which is repayable in quarterly installments over three years. The stated interest rate is EURIBOR plus 2.25%. This equipment financing was collateralized by the financed assets. As of March 31, 2008, the balance outstanding under the arrangement had been repaid. The outstanding balance as of December 31, 2007 of $5,250 was classified as a capital lease in the summary debt table.

     Of the Company’s remaining $28,310 in outstanding debt obligations as of March 31, 2008, $25,511 are classified as capital lease and $2,799 as interest bearing notes in the summary debt table.
     Included within the Company’s outstanding debt obligations are $147,880 of variable-rate debt obligations where the interest rates are based on either the LIBOR index plus a spread ranging from 2.0% to 2.25% or the short-term EURIBOR index plus a spread ranging from 0.9% to 2.25%. Approximately $127,499 of the Company’s total debt obligations have cross default provisions.
Note 6 STOCK-BASED COMPENSATION
Option and Employee Stock Purchase Plans
     Atmel has one stock option plan — the 2005 Stock Plan (an amendment and restatement of the 1996 Stock Plan). The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of March 31, 2008, of the 56,000 shares authorized for issuance under the 2005 Stock Plan, 4,969 shares of common stock remain available for grant. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.
     Activity under Atmel’s 2005 Stock Plan is set forth below:

			Outstanding Options
				Weighted-
			Exercise	Average
	Available	Number of	Price	Exercise Price
	for Grant	Options	per Share	per Share
	(in thousands, except per share data)
Balances, December 31, 2007	6,104	30,782	$1.68-$24.44	$5.81
Restricted stock units granted	(635)	—	—	—
Options granted	(1,463)	1,463	3.27-3.41	3.31
Options cancelled/expired/forfeited	963	(963)	1.98-21.47	5.35
Options exercised	—	(303)	3.00-4.32	2.09

Balances, March 31, 2008	4,969	30,979	$1.68-24.44	$5.73

     Stock options exercised in the three months ended March 31, 2008 had an aggregate exercise price of $634. No stock options were exercised in the three months ended March 31, 2007.
Restricted Stock Units

Number of
Shares
(in thousands)
Balances, December 31, 2007	3,968
Units granted	635
Units vested	(88)

Balances, March 31, 2008	4,515

		Weighted-Average
	Number of	Fair Value
	Shares	Per Share
	(in thousands, except per share data)
Restricted stock units issued	635	$3.32
     During the three months ended March 31, 2008, 88 units of restricted stock vested. These vested units had a weighted-average fair value of $3.35 on the vesting dates. The Company has also committed to issue 2,403 of restricted stock units to certain employees in the remainder of 2008 (see Note 8 for further discussion). As of March 31, 2008, total unearned stock-based compensation related to nonvested restricted stock units was approximately $31,686, excluding forfeitures, and is expected to be recognized over a weighted-average period of 3.7 years.
     The following table summarizes the stock options outstanding at March 31, 2008:

Options Outstanding					Options Exercisable
(in thousands, except for price and term data)
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Term (years)	Price	Value	Exercisable	Term (years)	Price	Value
$1.68 - $2.50	3,101	4.58	$2.09	$4,298	2,932	4.42	$2.09	$4,075
2.62 - 3.32	4,120	7.88	3.20	1,165	1,639	7.08	3.11	602
3.33 - 4.70	1,144	5.10	4.09	2	715	3.68	3.93	2
4.74 - 4.74	3,283	9.35	4.74	—	430	9.38	4.74	—
4.77 - 4.92	3,238	8.84	4.90	—	763	8.46	4.89	—
4.95 - 5.73	4,288	8.37	5.48	—	1,208	7.74	5.45	—
5.75 - 6.27	3,150	5.61	5.83	—	2,206	5.39	5.81	—
6.28 - 6.28	3,451	8.67	6.28	—	917	8.71	6.28	—
6.47 - 12.13	3,544	3.42	8.59	—	3,522	3.41	8.60	—
12.47 - 24.44	1,660	2.17	16.71	—	1,660	2.17	16.71	—

	30,979	6.81	$5.73	$5,465	15,992	5.16	$6.44	$4,679

     During the three months ended March 31, 2008, the number of stock options that were exercised was 303, which had an intrinsic value of $401. No stock options were exercised in the three months ended March 31, 2007.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Risk-free interest rate	2.50%	4.54%
Expected life (years)	5.39	5.98
Expected volatility	55%	64%
Expected dividend yield	—	—
     The Company’s weighted-average assumptions for the three months ended March 31, 2008 and 2007 were determined in accordance with SFAS No. 123R and are further discussed below.
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
     The weighted-average estimated fair values of options granted in the three months ended March 31, 2008 and 2007 were $1.69 and $3.74, respectively.
Employee Stock Purchase Plan
     Under the 1991 Employee Stock Purchase Plan (“ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to 10 percent of an employee’s eligible compensation. There were 1,161 purchases under the ESPP in the three months ended March 31, 2008 at an average price of $3.14 per share. Of the 42,000 shares authorized for issuance under this plan, 8,159 shares were available for issuance at March 31, 2008. There were no purchases under the ESPP in the three months ended March 31, 2007.
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

Three Months Ended
March 31,
2008
Risk-free interest rate	2.07%
Expected life (years)	0.50
Expected volatility	40%
Expected dividend yield	—
     The weighted-average fair value of the rights to purchase shares under the ESPP for offering periods started in the three months ended March 31, 2008 was $0.67. Cash proceeds for the issuance of shares under the ESPP was $3,643 in the three months ended March 31, 2008.

     The components of the Company’s stock-based compensation expense, net of amounts capitalized in inventory, for the three months ended March 31, 2008 and 2007, are summarized below:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(in thousands)
Employee stock options	$3,743	$3,275
Employee stock purchase plan	447	—
Restricted stock units	2,195	—
Amounts (capitalized in) liquidated from inventory	(78)	35

	$6,307	$3,310

     SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation expense incurred in the three months ended March 31, 2008 or 2007, as the Company believes it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.
     The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchases under SFAS No. 123R in the three months ended March 31, 2008 and 2007, which was recorded as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(in thousands)
Cost of revenues	$836	$526
Research and development	2,745	780
Selling, general and administrative	2,726	2,004

Total stock-based compensation expense, before income taxes	6,307	3,310
Tax benefit	—	—

Total stock-based compensation expense, net of income taxes	$6,307	$3,310

     There was no non-employee stock-based compensation expense in the three months ended March 31, 2008 and 2007.
     As of March 31, 2008, total unearned compensation expense related to nonvested stock options was approximately $35,977, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.7 years.
Note 7 ACCUMULATED OTHER COMPREHENSIVE INCOME
     Comprehensive income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for Atmel arises from foreign currency translation adjustments, unrealized pension gains and losses and unrealized gains on investments.

     The components of accumulated other comprehensive income at March 31, 2008 and December 31, 2007, net of tax, are as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)
Foreign currency translation	$186,461	$149,127
Actuarial gains related to defined benefit pension plans	938	1,175
Net unrealized gains on investments	1,832	2,838

Total accumulated other comprehensive income	$189,231	$153,140

     The components of comprehensive income for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(in thousands)
Net income	$6,788	$28,940

Other comprehensive income:
Foreign currency translation adjustments	37,334	4,067
Actuarial gain (loss) related to defined benefit pension plans	(237)	1,589
Unrealized gain (loss) on investments	(1,006)	7

Other comprehensive income	36,091	5,663

Total comprehensive income	$42,879	$34,603

     Foreign currency translation adjustments increased by $37,334 in the three months ended March 31, 2008, compared to $4,067 in the three months ended March 31, 2007 primarily due to a translation adjustment resulting from the significant change in the euro/dollar exchange rate.
Note 8 COMMITMENTS AND CONTINGENCIES
Commitments
     Employment Agreements
     The Company entered into an employment agreement with an executive, effective August 7, 2006. The agreement provides for certain payments and benefits to be provided in the event that the executive is terminated without “cause” or that he resigns for “good reason,” including a “change of control.” The agreement initially called for the Company to issue restricted stock or restricted stock units to the executive on January 2, 2007. However, due to the Company’s non-timely status regarding reporting obligations under the Securities Exchange Act of 1934 (“Exchange Act”), the Company was unable to issue these shares on January 2, 2007. On March 13, 2007, the executive’s agreement was amended to provide for issuing these shares after the Company became current with its reporting obligations under the Exchange Act, or for an amount in cash if the executive’s employment terminates prior to issuance, equal to the portion that would have vested had these shares been issued on January 2, 2007, as originally intended. On July 11, 2007, the Company granted 1,000 restricted stock units (“RSUs”) to the executive pursuant to the employment agreement of August 7, 2006.
     The Company has agreements with certain employees providing for both cash bonuses and issuance of restricted stock units. As of March 31, 2008, the Company has a commitment for future payments of $6,011 in bonus and related payroll taxes and to issue 2,403 RSUs under these agreements.

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
     Purchase Commitments
     At March 31, 2008, the Company had outstanding capital purchase commitments of $1,309. The Company also has a supply agreement obligation with a subsidiary of XbyBus SAS, a French corporation of $14,422 for wafer purchases through the remainder of 2008.
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
     From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. On defendants’ motions, this consolidated amended complaint was dismissed with leave to amend, and a second consolidated amended complaint was filed in August 2007. Atmel and the individual defendants have each moved to dismiss the second consolidated amended complaint on various grounds. The motions have been argued and taken under submission by the Court. On February 20, 2008, a seventh stockholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California, which alleges the same causes of action as alleged in the second consolidated amended complaint. This seventh suit was consolidated with the already-pending consolidated federal action and was served on the Company on May 5, 2008. The state derivative cases have also been consolidated. In April 2007, a consolidated derivative complaint was filed in the state court action, and the Company moved to stay it. The court granted Atmel’s motion to stay on June 14, 2007. Atmel believes that the filing of these derivative actions was unwarranted and will continue to vigorously contest them.
     In October 2006, an action was filed in First Instance labour court, Nantes, France on behalf of 46 former employees of Atmel’s Nantes facility, claiming that the sale of the Nantes facility to MHS (XbyBus SAS) in December 2005 was not a valid sale, and that these employees should still be considered employees of Atmel, with the right to claim social benefits from Atmel. The action is for unspecified damages. A hearing took place in October 2007 and in February 2008, to the Court announced that it will appoint an additional, professional judge to decide the matter. Atmel will be required to replead this matter in June 2008. Atmel believes that the filing of this action is without merit and intends to vigorously defend this action.
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
     In March 2006, Atmel filed suit against AuthenTec in the United States District Court, Northern District of California, San Jose Division, alleging infringement of U.S. Patent No. 6,289,114, and on November 1, 2006, Atmel filed a First Amended Complaint adding claims for infringement of U.S. Patent No. 6,459,804 (the “‘804 Patent”). In November 2006, AuthenTec answered denying liability and counterclaimed seeking a declaratory judgment of non-infringement and invalidity, its attorneys’ fees and other relief. In April 2007, AuthenTec filed an action against Atmel for declaratory relief in the United States District Court for the Middle District of Florida that the patents asserted against it by Atmel in the action pending in the Northern District of California are neither infringed nor valid, and amended that complaint in May 2007 to add claims for declaratory relief that the ‘804 Patent is unenforceable, alleged interference with business relationships, and abuse of process. AuthenTec sought declaratory relief and unspecified damages. On June 25, 2007, the action pending in the Middle District of Florida was transferred to the Northern District of California, and has been related to the action Atmel filed. On July 3, 2007, Atmel filed an answer to the claims for declaratory relief that the patents were neither valid nor infringed, and also added counterclaims of infringement. Also on July 3, 2007, Atmel moved to dismiss the remaining claims for declaratory relief that the ‘804 Patent is unenforceable, alleged interference with business relationships, and alleged abuse of process. On August 2, 2007, the parties agreed to the dismissal with prejudice of AuthenTec’s claims for alleged interference with business relationships and alleged abuse of process. The parties also agreed to grant AuthenTec leave to amend its counterclaim to add the claim for alleged unenforceability of the ‘804 Patent. In early 2008, the parties each filed motions seeking summary judgment, and by Order dated May 5, 2008, the Court granted AuthenTec’s motion for summary judgment of noninfringement. Atmel is evaluating this Order and its options to appeal the same.
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
     On January 23, 2008, Isamtek MG (1999) Ltd filed suit in the District Court in Petach Tikva, Israel against Atmel SARL and two other defendants. Isamtek has alleged that Atmel breached its distributor agreement with Isamtek and has alleged breach of duty of care in tort and interference with contractual by the other defendants. Isamtek seeks monetary and declaratory relief as well as presentation of accounts.
     On December 21, 2005, the Company’s recently-acquired subsidiary Quantum Research Group, Ltd (“QRG”) filed suit against Apple Computer Company, Inc. (“Apple”) and Fingerworks, Ltd (“Fingerworks”) in the United States District Court for the District of Maryland, alleging infringement of U.S. Patent No. 5,730,165 (“the ‘165 Patent”) and, on May 11, 2006, QRG filed an Amended Complaint adding Cypress Semiconductor/MicroSystems, Inc. (“Cypress”) as a defendant and asserting additional claims for Defamation, False Light, and Unfair Competition against Cypress. On or about July 31, 2006, Apple and Fingerworks each filed its Answer denying infringement and asserting counterclaims seeking a declaratory judgment of non-infringement and invalidity, as well as an award of costs and attorneys’ fees under 35 U.S.C. Section 285. On or about December 14, 2006, Cypress filed its Answer denying infringement, denying the counts alleging Defamation, False Light, and Unfair Competition, and asserting counterclaims seeking a declaratory judgment of non-infringement and invalidity, as well as an award of costs and attorneys’ fees under 35 U.S.C. Section 285. On June 7, 2007, the Court issued its claim construction ruling and an Order invalidating certain asserted claims of the

‘165 Patent. In November 2007, Defendants filed a motion for summary judgment of non-infringement and invalidity of the remaining asserted claims of the ‘165 Patent. At that time, QRG filed a motion for summary judgment of infringement of claim 50 of the ‘165 patent. These motions, along with various procedural and evidentiary motions, are pending. Based upon a Stipulation by the parties, the trial date for this action was extended to October 27, 2008, and the suit was stayed by the Court until at least May 19, 2008, to facilitate settlement discussions. Atmel intends to aggressively defend its intellectual property assets.
     From time to time, the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.
     Other Contingencies
     The Company recently began investigating a transaction from 2001 involving its Greek subsidiary (which was substantially shut down in 2007). The transaction appears to have been with an entity that was not a legitimate third party vendor, and may have been entered into for an inappropriate purpose. The Company’s investigation of the circumstances surrounding the transaction is ongoing, and it has voluntarily disclosed the existence of its investigation to the Department of Justice and the Securities and Exchange Commission.
     For products and technology exported from the U.S. or otherwise subject to U.S. jurisdiction, the Company is subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the Office of Foreign Assets Control (“OFAC”), U.S. Department of the Treasury. The Company is working with several agencies to remediate deficiencies in its export compliance procedures. The Company is currently analyzing product shipments and technology transfers, working with U.S. government officials to ensure compliance with applicable U.S. export laws and regulations, and developing an enhanced export compliance system. A determination by the U.S. government that the Company has failed to comply with one or more of these export controls or trade sanctions could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from U.S. participation in government contracts. Any one or more of these sanctions could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
     In May 2007, the IRS completed its audit of the Company’s U.S. income tax returns for the years 2002 and 2003 and has proposed various adjustments to these income tax returns. The Company has protested all of these proposed various adjustments and is currently working through the matter with the IRS Appeals Division.
     The income tax returns for the Company’s subsidiary in Rousset, France for the 2003, 2004 and 2005 tax years are currently under examination by the French tax authorities. The examination has resulted in an income tax assessment and the Company is currently pursuing administrative appeal of the assessment. While the Company believes the resolution of this matter will not have a material adverse impact on its results of operations, cash flows, or financial position, the outcome is subject to uncertainty.
     In addition, the Company has a tax audit in progress in a U.S. state and various foreign jurisdictions.
     While the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, cash flows or financial position, the outcome is subject to uncertainties. The Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different that the amounts originally accrued, the increases of decreases are recorded as income tax expense or benefit in the condensed consolidated statements of operations. Income taxes and related interest and penalties due for potential adjustments may result from the resolution of these examinations, and examinations of open U.S. federal, state and foreign tax years.
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
     The following table summarizes the activity related to the product warranty liability during the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(in thousands)
Balance at beginning of period	$6,789	$4,773
Accrual for warranties during the period, net of change in estimates	1,481	2,284
Actual costs incurred	(1,749)	(1,730)

Balance at end of period	$6,521	$5,327

     Product warranty liability is included in accrued and other liabilities on the condensed consolidated balance sheets.
Guarantees
     During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of March 31, 2008, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements is approximately $13,799. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.
Note 9 INCOME TAXES
     For the three months ended March 31, 2008 and 2007, the Company recorded an income tax provision of $3,198 and a tax benefit of $15,164, respectively.
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
     Other than the items noted as follows, there were no significant changes in estimates or provision for income taxes in the three months ended March 31, 2008:
     The sale of assets and restructuring charges of a foreign subsidiary as well as in-process research and development costs of Quantum Research Group were treated as discrete events for the three months ended March 31, 2008. Due to a full valuation allowance position in this jurisdiction, there is no tax expense impact associated with these discrete events in the quarter.
     At December 31, 2007, there was no provision for U.S. income tax for undistributed earnings, as it was the Company’s intention to reinvest these earnings indefinitely in operations outside the U.S. For 2008, the Company determined that it would require a portion of undistributed earnings repatriated to the U.S. in the form of a cash dividend. The Company anticipates the cash dividends will be distributed from select foreign subsidiaries, resulting in an estimated withholding tax expense of $6,035. As such, for 2008 the Company changed its position to no longer assert permanent reinvestment of undistributed earnings for select foreign entities.

     During the quarter ended March 31, 2008 and 2007, the Company recognized a tax benefit of $3,223 and $19,549, respectively, resulting from the refund of unutilized French research tax credits for 2003 and 1999 through 2002, respectively, which were received during the respective periods.
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
     In addition, the Company has various tax audits in progress in a certain U.S. state and foreign jurisdictions. The Company has accrued taxes, and related interest and penalties that may be due upon the ultimate resolution of these examinations and for other matters relating to open U.S. Federal, state and foreign tax years in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).
     While the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, cash flows or financial position, the outcome is subject to uncertainty. Should the Company be unable to reach agreement with the federal, state or foreign tax authorities on the various proposed adjustments, there exists the possibility of an adverse material impact on the results of operations, cash flows and financial position of the Company.
     The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 1999. Tax years for significant foreign jurisdictions including Germany, France, United Kingdom, and Switzerland are closed through 2002, 2002, 2004 and 2002 respectively; subsequent tax years for these jurisdictions remain subject to tax authority review. Hong Kong tax years are closed for years through 2003 and subsequent tax years remain subject to tax authority review.
     On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At December 31, 2007, the Company had $166,180 of unrecognized tax benefits. Unrecognized tax benefits decreased by $3,010 in the three months ended March 31, 2008, primarily related to net benefits of $3,223 recognized relating to the receipt of a tax refund for French research tax credits as noted above.
Note 10 PENSION PLANS
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

     The aggregate net pension expense relating to the two plan types for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(in thousands)
Service costs-benefits earned during the period	$548	$1,097
Interest cost on projected benefit obligation	736	380
Amortization of actuarial loss	58	43

Net pension cost	$1,342	$1,520

     Service costs-benefits earned decreased to $548 in the three months ended March 31, 2008 from $1,097 in the three months ended March 31, 2007 primarily due to an increase in the retirement age to 63 years old from 62 years old in Germany during 2007. Interest cost on projected benefit obligation increased to $736 in the three months ended March 31, 2008 from $380 in the three months ended March 31, 2007 primarily due to an increase in interest rates to 6.1% in the three months ended March 31, 2008, compared to 4.7% in the three months ended March 31, 2007 in Germany.
     The Company made $225 and $976 in benefit payments during the three months ended March 31, 2008 and 2007, respectively. The Company expects to make $1,664 in benefit payments in 2008.
     The Company’s pension liability represents the present value of estimated future benefits to be paid. With respect to the Company’s unfunded plans in Europe, during 2008, an increase in inflation rate assumptions used to calculate the present value of the pension obligation resulted in an increase in the pension liability of $587. This increase in liability was offset in part by an increase in discount rate. This resulted in a decrease of $237, net of tax, to accumulated other comprehensive income in stockholders’ equity in the condensed consolidated balance sheets during the three months ended March 31, 2008, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”
Note 11 OPERATING AND GEOGRAPHICAL SEGMENTS
     The Company designs, develops, manufactures and sells a wide range of semiconductor integrated circuit products. The segments represent management’s view of the Company’s businesses and how it allocates Company resources and measures performance of its major components. In addition, each segment consists of product families with similar requirements for design, development and marketing. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits. Atmel’s four reportable segments are as follows:
•	Application specific integrated circuit (“ASIC”) segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of applications. This segment also encompasses a range of products which provide security for digital data, including smart cards for mobile phones, set top boxes, banking and national identity cards. The Company also develops customer specific ASICs, some of which have military applications. This segment also includes products with military and aerospace applications.

•	Microcontrollers segment includes a variety of proprietary and standard microcontrollers, the majority of which contain embedded nonvolatile memory and integrated analog peripherals. This segment also includes products with military and aerospace applications. In the three months ended, March 31, 2008, the Company acquired Quantum. Results from the acquired operations are considered complementary to sales of microcontroller products and are included in this segment.

•	Nonvolatile Memories segment consists predominantly of serial interface electrically erasable programmable read-only memory (“SEEPROM”) and serial interface Flash memory products. This segment also includes parallel interface Flash memories as well as mature parallel interface EEPROM and EPROM devices. This segment also includes products with military and aerospace applications.

•	Radio Frequency (“RF”) and Automotive segment includes products designed for the automotive industry. This segment produces and sells wireless and wired devices for industrial, consumer and automotive applications and it also provides foundry services which produce radio frequency products for the mobile telecommunications market.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on revenues and income or loss from operations excluding acquisition-related charges, charges for grant repayments, impairment and restructuring charges and gains on sale of assets. Interest and other expenses, net, nonrecurring gains and losses, foreign exchange gains and losses and income taxes are not measured by operating segment.
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
Information about Reportable Segments

		Micro-	Nonvolatile	RF and
	ASIC	Controllers	Memories	Automotive	Total
	(in thousands)
Three months ended March 31, 2008
Net revenues from external customers	$115,039	$130,660	$94,993	$70,545	$411,237
Segment income (loss) from operations	(6,208)	9,400	10,165	2,758	16,115
Three months ended March 31, 2007
Net revenues from external customers	$110,977	$108,022	$86,028	$86,286	$391,313
Segment income (loss) from operations	(8,758)	3,136	9,561	10,640	14,579
Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(in thousands)
Total segment income from operations	$16,115	$14,579
Unallocated amounts:
Acquisition-related charges	(3,711)	—
Credit from grant repayments	119	—
Restructuring charges	(27,908)	(1,782)
Gain on sale of assets	30,758	—

Consolidated income from operations	$15,373	$12,797

     Geographic sources of revenues were as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(in thousands)
United States	$61,397	$49,786
Germany	64,004	56,873
France	37,824	37,923
United Kingdom	5,150	6,992
Japan	24,552	21,999
China, including Hong Kong	86,590	82,882
Singapore	31,317	45,218
Rest of Asia-Pacific	55,374	43,840
Rest of Europe	38,773	41,322
Rest of the World	6,256	4,478

Total net revenues	$411,237	$391,313

     No single customer accounted for more than 10% of net revenues in the three months ended March 31, 2008 and 2007.
     Net revenues are attributed to countries based on delivery locations.
     Locations of long-lived assets as of March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)
United States	$138,061	$137,334
Germany	36,894	34,337
France	274,092	268,358
United Kingdom	15,116	106,651
Asia-Pacific	31,437	28,541
Rest of Europe	17,597	17,756

Total	$513,197	$592,977

     Excluded from the table above for March 31, 2008 is $25,940 of auction-rate securities, which are included in other assets on the condensed consolidated balance sheets. Also, excluded from the table above are goodwill, intangible assets and deferred tax assets.
Note 12 ASSETS HELD FOR SALE
     Under Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) the Company assesses the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. The Company measures the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. The Company classifies long-lived assets to be disposed of other than by sale as held and used until they are disposed, including assets not available for immediate sale in their present condition. The Company reports assets to be disposed of by sale as held for sale and recognizes those assets and liabilities on the condensed consolidated balance sheet at the lower of carrying amount or fair value, less cost to sell. Assets classified as held for sale are not depreciated.

North Tyneside, United Kingdom, and Heilbronn, Germany, Facilities
     On October 8, 2007, the Company entered into definitive agreements to sell certain wafer fabrication equipment and land and buildings at North Tyneside to TSMC and Highbridge for a total of approximately $124,000. The disposal group previously classified as held for sale included all assets (excluding cash and inventory) and liabilities of the North Tyneside legal entity. Upon entering into the agreements noted above, the Company determined that certain equipment and all of the related liabilities were no longer included in the disposal group as they were not being acquired or assumed by the buyer. As a result, the Company reassessed whether the assets to be sold in this transaction continued to meet the criteria for classification as held for sale as of September 30, 2007. The Company concluded that the assets to be sold under the above agreements were no longer available for immediate sale in their present condition as the terms of the these agreements require the Company to perform significant additional steps, including the dismantling, decommissioning and testing of the wafer fabrication equipment before TSMC will accept transfer of title of the purchased equipment, as well as the delivery of a vacated building to Highbridge. The Company had previously expected to sell the assets in the form of the transfer of the legal entity and then enter into a further supply agreement for product wafers with the buyer. However, the agreements noted above require termination of production efforts in order to deliver assets in the condition specified by the buyers. The Company determined that it needed to continue to operate the facility in order to build sufficient inventory as a result of the closure of the North Tyneside facility, and therefore could not deliver the assets to be sold in the conditions specified in the sales agreements until production activity was concluded, which occurred in February 2008. In accordance with SFAS No. 144, the Company determined in the third quarter of 2007 that the assets to be sold to TSMC and Highbridge did not meet the criteria for assets held for sale and were reclassified as held and used, and measured at the lower of their adjusted carrying amounts or fair values less cost to sell as of December 31, 2007. The Company has classified the real property as assets held for sale on the condensed consolidated balance sheets as of March 31, 2008 as manufacturing activity ceased in February 2008. The Company recognized a gain of $30,758 for the sale of the equipment in the three months ended March 31, 2008. The Company received proceeds of $42,951 ($47,414 as or March 31, 2008 due to cumulative translation adjustments) from Highbridge for the closing of the real property portion of the transaction in November 2007. The Company will vacate the facility in the second quarter of 2008.
     The Company announced its intention to sell the fabrication facility in Heilbronn, Germany in December 2006. However, the facility did not meet the criteria for classification as held for sale as of March 31, 2008 and December 31, 2007, due to uncertainties relating to the likelihood of completing the sale within the next twelve months. Long-lived assets of this facility at March 31, 2008 and December 31, 2007 were classified as held and used.
Note 13 RESTRUCTURING CHARGES
     The following table summarizes the activity related to the accrual for restructuring and other charges and loss on sale detailed by event for the three months ended March 31, 2008 and 2007, respectively.

	January 1,			Currency	March 31,
	2008			Translation	2008
	Accrual	Charges	Payments	Adjustment	Accrual

	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2006
Employee termination costs	1,324	17	(767)	78	652
Fouth quarter of 2007
Employee termination costs	12,759	1,106	(7,527)	559	6,897
Termination of contract with supplier	—	11,636	(493)	780	11,923
Other exit related costs	—	15,149	(5,766)	892	10,275

Total 2008 activity	$15,675	$27,908	$(14,553)	$2,309	$31,339 (1)

	January 1,			Currency	March 31,
	2007			Translation	2007
	Accrual	Charges	Payments	Adjustment	Accrual

	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$8,896	$—	$(249)	$—	$8,647
Fourth quarter of 2005
Nantes fabrication facility sale	115	—	—	—	115
Fouth quarter of 2006
Employee termination costs	7,490	1,782	(1,743)	41	7,570

Total 2007 activity	$16,501	$1,782	$(1,992)	$41	$16,332

(1)	Accrued restructuring charges are classified within accrued and other liabilities on the condensed consolidated balance sheets and are expected to be paid prior to December 31, 2008.
2008 Restructuring Charges
     In the three months ended March 31, 2008, the Company continued to implement the restructuring initiatives announced in 2006 and 2007 and incurred restructuring charges of $27,908.
     The Company incurred restructuring charges related to the signing of definitive agreements in October 2007 to sell certain wafer fabrication equipment and real property at North Tyneside to TSMC and Highbridge. As a result of this action, this facility will be closed and all of the employees of the facility will be terminated. During the first quarter of 2008, the Company recorded the following restructuring charges:
•	Charge of $1,106 related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities” (SFAS No. 146”).

•	Charges of $15,149 related to equipment removal and facility closure costs. After production activity ceased, the Company utilized employees as well as outside services to disconnect fabrication equipment, fulfill equipment performance testing requirements of the buyer, and perform facility decontamination and other facility closure-related activity. Included in these costs are labor costs, facility related costs, outside service provider costs, and legal and other fees. Equipment removal activities were substantially complete as of March 31, 2008. Building decontamination and closure related costs are expected to be completed by the second quarter of 2008.

•	Charges of $11,636 related to contract termination charges, primarily associated with a long term gas supply contract for nitrogen gas utilized in semiconductor manufacturing. The Company is required to pay an early termination penalty including de-installation and removal costs. Other contract termination costs relate to semiconductor equipment support services with minimum payment clauses extending beyond the current period.
2007 Restructuring Activities
     In the three months ended March, 31 2007, the Company continued to implement the restructuring initiative announced in the fourth quarter of 2006 and incurred restructuring charges of $1,782. The charges directly relating to this initiative consist of the following:
•	$1,285 in termination benefits recorded in accordance with SFAS No. 112 “Employers’ Accounting for Post Employment Benefits.” These costs related to additional employee severance costs for employees in Europe.

•	$497 in severance costs related to the involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146.

Note 14 NET INCOME PER SHARE
     Basic net income per share is calculated by using the weighted-average number of common shares outstanding during that period. Diluted net income per share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, upon vesting of restricted stock units and contingent issuable shares for all periods. No dilutive potential common shares were included in the computation of any diluted per share amount when a loss from continuing operations was reported by the Company. The Company utilizes income or loss from continuing operations as the “control number” in determining whether potential common shares are dilutive or anti-dilutive.
     A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(in thousands)
Net income	$6,788	$28,940

Weighted-average shares — basic	444,670	488,842
Incremental shares and share equivalents	2,973	5,356

Weighted-average shares — diluted	447,643	494,198

Net income share:
Basic
Net income per share — basic	$0.02	$0.06

Diluted
Net income per share — diluted	$0.02	$0.06

     The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(in thousands)
Employee stock options and restricted stock units outstanding	37,668	31,747
Incremental shares and share equivalents	(2,973)	(5,356)

Total weighted-average potential shares excluded from per share calculation	34,695	26,391

Note 15 INTEREST AND OTHER INCOME (EXPENSE), NET
     Interest and other income (expense), net, are summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(in thousands)
Interest and other income	$2,407	$4,896
Interest expense	(4,025)	(3,489)
Foreign exchange transaction losses	(3,769)	(428)

Total	$(5,387)	$979

     The increase in foreign transaction losses in the three months ended March 31, 2008 was primarily due to the significant change in the euro/dollar exchange rate.
Note 16 FAIR VALUES OF ASSETS AND LIABILITIES
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards 157, “Fair Value Measurements,” (SFAS No. 157). The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).” The standard establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
Fair Value Hierarchy
     SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets

•	Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.
Determination of Fair Value
     The Company’s cash and investment instruments, with the exception of auction-rate securities, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 2 of the fair value hierarchy. Auction-rate securities are classified within Level 3 as significant assumptions are not observable in the market. During the three months ended March 31, 2008, the Company recorded an impairment of $1,113 relating to decline in the value of auction-rate securities which is recorded as comprehensive loss. There were no realized gain or losses recorded for these auction-rate securities in the three months ended March 31, 2008. The Company does not believe that the impairment is “other than temporary” due to its intent and ability to hold the securities until they can be liquidated at par value.
     The types of instruments valued based on other observable inputs include corporate debt securities and other obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

     The table below presents the balances of assets measured at fair value on a recurring basis:

	Three Months Ended March 31, 2008
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash and cash equivalents	$308,365	$308,365	$—	$—
Corporate equity securities	1,477	1,477	—	—
Auction-rate securities	27,944	—	—	27,944
Corporate debt securities and other obligations	24,974	—	24,974	—

Total	$362,760	$309,842	$24,974	$27,944

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007.
FORWARD LOOKING STATEMENTS
     You should read the following discussion of our financial condition and results of operations in conjunction with our Condensed Consolidated Financial Statements and the related “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2008, our anticipated revenues by geographic area, operating expenses and liquidity, factory utilization, the effect of our strategic transactions, restructuring and other strategic efforts and our expectations regarding the effects of exchange rates and efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, and in Item 1A — Risk Factors, and elsewhere in this Form 10-Q and similar discussions in our other filings with the SEC, including our Annual Report on Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-Q.
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
     We design, develop, manufacture and sell our products. We develop process technologies to ensure our products provide the maximum possible performance. During the three months ended March 31, 2008, we manufactured approximately 93% of our products in our own wafer fabrication facilities.

     Our operating segments consist of: (1) application specific integrated circuits (ASICs); (2) microcontroller products (Microcontroller); (3) nonvolatile memory products (Nonvolatile Memory); and (4) radio frequency and automotive products (RF and Automotive).
     On March 6, 2008, we acquired Quantum Research Group Ltd. (“Quantum”) for $96 million. The results of operations of Quantum acquired are included in our Microcontroller segment.
     Net revenues increased by 5% to $411 million in the three months ended March 31, 2008, compared to $391 million in the three months ended March 31, 2007. This increase was a result of increased shipments achieved in our Microcontroller and Nonvolatile Memory segments. The increase in net revenues in our Microcontroller segment was primarily driven by growth of our AVR and ARM microcontroller products. The improvement in Nonvolatile Memory was primarily due to increased shipments of Data Flash memory products. The decrease in net revenues in the RF and Automotive segment is primarily related to reduced shipment quantities for BiCMOS foundry products related to communication chipsets for code-division multiple access (“CDMA”) phones.
     Gross margin remained relatively flat at 35.5% in the three months ended March 31, 2008, compared to 35.8% in the three months ended March 31, 2007.
     We generated income from operations of $15 million in the three months ended March 31, 2008, compared to $13 million for the three months ended March 31, 2007.
     Cash used in operating activities totaled $40 million in the three months ended March 31, 2008, compared to cash provided by operating activities of $59 million in the three months ended March 31, 2007. The cash used in operations in the three months ended March 31, 2008 resulted from grant repayments and other restructuring payments of approximately $54 million related to our North Tyneside, UK facility. At March 31, 2008, our cash, cash equivalents and short-term investments totaled $337 million, down from approximately $430 million at December 31, 2007, due to $89 million of cash payments for the Quantum acquisition, $54 million of North Tyneside restructuring payments described above, and a reclassification of $26 million of auction-rate securities to other assets on the condensed consolidated balance sheets as of March 31, 2008. Our total indebtedness decreased to approximately $156 million at March 31, 2008 from $163 million at
December 31, 2007.
RESULTS OF OPERATIONS

	Three Months Ended
	March 31, 2008		March 31, 2007
	(in thousands, except percentage of net revenues)
Net revenues	$411,237	100.0%	$391,313	100.0%
Gross profit	146,054	35.5%	139,937	35.8%
Research and development expenses	66,377	16.1%	67,299	17.2%
Selling, general and administrative expenses	63,562	15.5%	58,059	14.8%
Acquisition-related charges	3,711	0.9%	—	—
Credit from grant repayments	(119)	0.0%	—	—
Restructuring charges	27,908	6.8%	1,782	0.5%
Gain on sale of assets	(30,758)	-7.5%	—	—

Income from operations	$15,373	3.7%	$12,797	3.3%

Net Revenues
     Net revenues increased by 5% to $411 million in the three months ended March 31, 2008, compared to $391 million in the three months ended March 31, 2007. This increase was a result of increased shipments achieved in our Microcontroller and Nonvolatile Memory segments. The increase in net revenues in our Microcontroller segment was primarily driven by growth of our AVR and ARM microcontroller products. The improvement in Nonvolatile Memory was primarily due to increased shipments of Data Flash memory products. The decrease in net revenues in the RF and Automotive segment is primarily related to reduced shipment quantities for BiCMOS foundry products related to communication chipsets for code-division multiple access (“CDMA”) phones.

Net Revenues — By Operating Segment
     Our net revenues by segment for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 are summarized as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007	Change	% Change
	(in thousands, except for percentages)
ASIC	$115,039	$110,977	$4,062	4%
Microcontroller	130,660	108,022	22,638	21%
Nonvolatile Memory	94,993	86,028	8,965	10%
RF and Automotive	70,545	86,286	(15,741)	-18%

Total net revenues	$411,237	$391,313	$19,924	5%

ASIC
     ASIC segment net revenues increased by 4% or $4 million to $115 million in the three months ended March 31, 2008, compared to $111 million in the three months ended March 31, 2007. ASIC segment net revenues increased in the three months ended March 31, 2008 as smart card product net revenues grew $7 million, or 17%, compared to the three months ended March 31, 2007 due primarily to higher unit volume shipments.
Microcontroller
     Microcontroller segment net revenues increased by 21% or $23 million to $131 million in the three months ended March 31, 2008, compared to $108 million in the three months ended March 31, 2007. The significant growth in net revenues in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 resulted primarily from new customer designs utilizing both our proprietary AVR microcontroller products as well as our ARM-based microcontroller products. AVR microcontroller revenue grew 30% in the three months ended March 31, 2008, while ARM based products grew 26%. Revenue for products acquired from Quantum is included as part of our Microcontroller operating segment.
Nonvolatile Memory
     Nonvolatile Memory segment revenues increased by 10% or $9 million to $95 million in the three months ended March 31, 2008, compared to $86 million in the three months ended March 31, 2007. This increase was primarily due to increased shipments of Data Flash memory products. In addition, revenue related to Serial EEPROM increased by $2 million, offset in part by decreases in the remaining nonvolatile memory families. Markets for our nonvolatile memory products are more competitive than other markets we sell in, and as a result, our memory products are subject to greater declines in average selling prices than products in our other segments. Competitive pressures and rapid obsolescence of products are among several factors causing continued pricing declines in 2008. This product family benefits from significant market share resulting from competitive pricing and a broad range of offerings.
RF and Automotive
     RF and Automotive segment revenues decreased by 18% or $15 million to $71 million in the three months ended March 31, 2008, compared to $86 million in the three months ended March 31, 2007. The decrease in net revenues in the RF and Automotive segment was primarily related to reduced shipment quantities for BiCMOS foundry products related to communication chipsets for CDMA phones partially offset by growth in other automotive products. For the three months ended March 31, 2008, net revenues decreased approximately $17 million for BiCMOS foundry products, offset by a $2 million increase in revenue from other automotive products, when compared to the three months ended March 31, 2007.

Net Revenues — By Geographic Area
     Our net revenues by geographic areas in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 are summarized as follows (revenues are attributed to countries based on delivery locations):

	Three Months Ended
	March 31, 2008	March 31, 2007	Change	% Change
	(in thousands, except for percentages)
United States	$61,397	$49,786	$11,611	23%
Europe	145,751	143,109	2,642	2%
Asia	197,833	193,942	3,891	2%
Other*	6,256	4,476	1,780	40%

Total net revenues	$411,237	$391,313	$19,924	5%

*	Primarily includes South Africa and Central and South America
     Sales outside the United States accounted for 85% of our net revenues in the three months ended March 31, 2008, compared to 87% in the three months ended March 31, 2007.
     Our sales in the United States increased by $12 million, or 23%, in the three months ended March 31, 2008, compared to the three months ended March 31, 2007 due to United States based customers increasing deliveries to domestic operations and increased shipments to United States based distributors.
     Our sales in Europe increased by $3 million, or 2%, in the three months ended March 31, 2008, compared to the three months ended March 31, 2007, due to both higher volume shipments of ARM-based microcontrollers and automotive products, as well as higher revenues related to the increase in the value of the euro relative to the U.S. dollar.
     Our sales in Asia increased by $4 million, or 2%, in the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to higher shipments of Microcontroller and Nonvolatile memory products, but offset by reduced shipments for communication chipsets for CDMA phones.
     The trend over the last several years has been an increase in revenues in Asia (excluding Singapore), while revenues in the United States has either declined or grown at a much slower rate. We believe that part of this shift reflects changes in customer manufacturing trends, with many customers increasing production in Asia due to lower labor costs. Revenues in Asia increased in 2008 compared to 2007, and we expect that Asia revenues will continue to grow more rapidly than other regions in the future. Revenues in Asia may be impacted in the future as we refine our distribution strategy and optimize our distributor base in Asia. It may take time for us to identify financially viable distributors and help them develop high quality support services. There can be no assurances that we will be able to manage this optimization process in an efficient and timely manner.
Impact to Revenues and Costs from Changes to Foreign Exchange Rates
     Changes in foreign exchange rates, primarily the euro, have had a significant impact on our net revenues and operating costs. Net revenues denominated in euro were approximately 21% and 22% in the three months ended March 31, 2008 and 2007, respectively. Costs denominated in euro were 45% and 51% in the three months ended March 31, 2008 and 2007, respectively. Net revenues included 62 million euro in the three months ended March 31, 2008, compared to 67 million in the three months ended March 31, 2007. Operating expenses in euro decreased to approximately 121 million euro in the three months ended March 31, 2008, compared to 147 million euro in operating expenses in the three months ended March 31, 2007. Operating expenses in euro declined by approximately 26 million euro in the three months ended March 31, 2008, compared to the three months ended March 31, 2007 due to lower production activities at the closure of our North Tyneside, UK facility. However, our operating expenses in euros continue to exceed our net revenues in euro. We expect to take additional actions in the future to further reduce this exposure.
     Average exchange rates utilized to translate foreign currency revenues and expenses were 1.47 euro to the dollar in the three months ended March 31, 2008, compared to 1.32 euro to the dollar for the three months ended March 31, 2007.

     During the three months ended March 31, 2008, changes in foreign exchange rates had an unfavorable impact on operating costs and income from operations. Had average exchange rates remained the same in the three months ended March 31, 2008 as the average exchange rates in effect in the three months ended March 31, 2007 our reported revenues in the three months ended March 31, 2008, would have been $8 million lower. However, as discussed above, our foreign currency expenses exceed foreign currency revenues. For the three months ended March 31, 2008, 49% of our operating expenses were denominated in foreign currencies, primarily the euro. Had average exchange rates in the three months ended March 31, 2008 remained the same as the average exchange rates in the three months ended March 31, 2007, our operating expenses would have been $19 million lower (relating to cost of revenues of $12 million; research and development expenses of $5 million; and sales, general and administrative expenses of $2 million). The net effect resulted in a decrease to income from operations of $11 million as a result of unfavorable exchange rates in effect for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.
Cost of Revenues and Gross Margin
     Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves and freight costs. Our gross margin as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.
     Gross margin remained relatively flat at 35.5% in the three months ended March 31, 2008, compared to 35.8% in the three months ended March 31, 2007.
     In the three months ended March 31, 2008, we incurred under-utilization costs as production activity ended at our North Tyneside, UK facility. We expect to achieve improved utilization at the remaining fabrication facilities in future periods. However, these improvements may be offset by the unfavorable impact of changes to foreign exchange rates, primarily the dollar-to-euro exchange rate.
     We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a reduction to cost of revenues for such grants of $0.4 million and $0.3 million in the three months ended March 31, 2008 and 2007, respectively.
Research and Development
     Research and development (“R&D”) expenses decreased by 1% or $1 million to $66 million in the three months ended March 31, 2008 from $67 million in the three months ended March 31, 2007. R&D expenses decreased by $5 million, primarily due to a decrease in the number of development wafers used in technology development, offset in part by an increase in stock-based compensation of $3 million and non-recurring engineering project costs of $1 million. R&D expenses in the three months ended March 31, 2008 benefited from elimination of certain development programs that were determined to be non-strategic over the last year. However, these savings were unfavorably impacted by approximately $5 million due to adverse foreign exchange rate fluctuations. As a percentage of net revenues, research and development expenses totaled 16% and 17% in the three months ended March 31, 2008 and 2007, respectively.
     We have continued to invest in developing a variety of product areas and process technologies, including embedded CMOS technology, logic and nonvolatile memory to be manufactured at 0.13 and 0.09 micron line widths, as well as investments in SiGe BiCMOS technology to be manufactured at 0.18 micron line widths. We have also continued to purchase or license technology when necessary in order to bring products to market in a timely fashion. We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve. We are continuing to re-focus our R&D resources on fewer, but more profitable development projects.
     We receive R&D grants from various European research organizations, the benefit for which is recognized as an offset to related costs. For both the three months ended March 31, 2008 and 2007, we recognized $5 million in research grant benefits.

Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses increased by 9% or $6 million to $64 million in the three months ended March 31, 2008, from $58 million in the three months ended March 31, 2007. The increase in SG&A expenses in the three months ended March 31, 2008, compared to the three months ended March 31, 2007, was due to increased employee salaries and benefits of $4 million, and stock option compensation charges of $3 million. SG&A expenses in the three months ended March 31, 2008 were unfavorably impacted by approximately $2 million due to foreign exchange rate fluctuations. As a percentage of net revenues, SG&A expenses remained at 15% in the three months ended March 31, 2008, compared to the three months ended March 31, 2007.
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
     Stock-based compensation expense under SFAS 123R was $6 million and $3 million in the three months ended March 31, 2008 and 2007, respectively. Stock-based compensation expense increased in the three months ended March 31, 2008 due to stock option replenishment grants awarded to primarily management-level employees, retention awards for certain key executives, as well as stock options awarded to recently hired executives.
Acquisition-Related Charges
     We recorded total acquisition-related charges of $4 million in the three months ended March 31, 2008 related to the acquisition of Quantum as below:
     We recorded amortization of intangible assets of $1 million associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. These assets are amortized over three to five years. We estimate charges related to amortization of intangible assets of approximately $2 million per quarter for the remaining quarters of 2008.
     We recorded a charge of $1 million associated with acquired in-process research and development (“IPR&D”), in connection with the acquisition of Quantum. Our methodology for allocating the purchase price to IPR&D involves established valuation techniques utilized in the high-technology industry. Each project in process was analyzed by discounted forecasted cash flows directly related to the products expected to result from the subject research and development, net of returns in contributory assets including working capital, fixed assets, customer relationships, trade name, and assembled workforce. IPR&D was expensed upon acquisition because technological feasibility has not been established and no future alternative uses existed. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value. A discount rate of 33% is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates recorded. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis. These estimates did not account for any potential synergies realizable as a result of the acquisition and were in line with industry averages and growth estimates.
     We agreed to pay additional amounts to former key executives of Quantum contingent upon continuing employment over a three year period. We have agreed to pay up to $32 million, including the value of 5.3 million shares of our common stock. These payments are accrued over the employment period and recorded as compensation expense, calculated on an accelerated basis. During the three months ended March 31, 2008, we recorded $2 million of compensation expense as acquisition-related charges. We estimate charges related to these compensation agreements to total approximately $4 million per quarter for the remaining quarters of 2008.
Assets Held for Sale
     Under Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) we assess the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed. We report assets and liabilities to be disposed of by sale as held for sale and recognize these assets and liabilities on the condensed consolidated balance sheet at the lower of carrying amount or fair value, less cost to sell. These assets are not depreciated.
North Tyneside, United Kingdom, and Heilbronn, Germany Facilities
     On October 8, 2007, we entered into definitive agreements to sell certain wafer fabrication equipment and land and buildings at North Tyneside to TSMC and Highbridge for a total of approximately $124 million. We recognized a gain of $31 million for the sale of the fabrication equipment in the three months ended March 31, 2008. We received proceeds of $43 million ($47 million as of March 31, 2008 due to cumulative translation adjustments) from Highbridge for the closing of the real property portion of the transaction in November 2007. We will vacate the facility in the second quarter of 2008.
     The Heilbronn, Germany facility did not meet the criteria for classification as held for sale as of March 31, 2008 and December 31, 2007, due to uncertainties relating to the likelihood of completing a sale within the next twelve months. Long-lived assets of this facility at March 31, 2008 and December 31, 2007 were classified as held and used.
Restructuring Charges
     The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three months ended March 31, 2008 and 2007.

	January 1,			Currency	March 31,
	2008			Translation	2008
	Accrual	Charges	Payments	Adjustment	Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2006
Employee termination costs	1,324	17	(767)	78	652
Fouth quarter of 2007
Employee termination costs	12,759	1,106	(7,527)	559	6,897
Termination of contract with supplier	—	11,636	(493)	780	11,923
Other exit related costs	—	15,149	(5,766)	892	10,275

Total 2008 activity	$15,675	$27,908	$(14,553)	$2,309	$31,339

	January 1,			Currency	March 31,
	2007			Translation	2007
	Accrual	Charges	Payments	Adjustment	Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$8,896	$—	$(249)	$—	$8,647
Fourth quarter of 2005
Nantes fabrication facility sale	115	—	—	—	115
Fouth quarter of 2006
Employee termination costs	7,490	1,782	(1,743)	41	7,570

Total 2007 activity	$16,501	$1,782	$(1,992)	$41	$16,332

2008 Restructuring Charges
     In the first quarter of 2008, we continued to implement the restructuring initiative announced in 2006 and 2007 and incurred restructuring charges of $28 million.

          We incurred restructuring charges related to the signing of definitive agreements in October 2007 to sell certain wafer fabrication equipment and real property at North Tyneside to Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) and Highbridge Business Park Limited (“Highbridge”). As a result of this action, this facility will be closed and all of the employees of the facility will be terminated. During the first quarter of 2008, the Company recorded the following restructuring charges:
•	Charges of $1 million in severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities” (SFAS No. 146”).

•	Charges of $15 million related to equipment removal and facility closure costs. After production activity ceased, the Company utilized employees as well as outside services to disconnect fabrication equipment, fulfill equipment performance testing requirements of the buyer, and perform facility decontamination and other facility closure-related activity. Included in these costs are labor costs, facility related costs, outside service provider costs, and legal and other fees. Equipment removal activities were substantially complete as of March 31, 2008. Building decontamination and closure related costs are expected to be completed by the second quarter of 2008.

•	Charges of $12 millions related to contract termination charges, primarily associated with a long term gas supply contract for nitrogen gas utilized in semiconductor manufacturing. We are required to pay an early termination penalty including de-installation and removal costs. Other contract termination costs relate to semiconductor equipment support services with minimum payment clauses extending beyond the current period.
     2007 Restructuring Activities
     In the first quarter of 2007, we continued to implement the restructuring initiative announced in the fourth quarter of 2006 and incurred restructuring charges of $2 million. The charges directly relating to this initiative consist of the following:
•	$1 million in termination benefits recorded in accordance with SFAS No. 112 “Employers’ Accounting for Post Employment Benefits.” These costs related to additional employee severance costs for employees in Europe.

•	$0.5 million in severance costs related to the involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146.
Interest and Other Income (Expense), Net
     Interest and other income (expense), net, was a net expense of $5 million in the three months ended March 31, 2008, compared to a net income of $1 million in the three months ended March 31, 2007. The change to net expense in the three months ended March 31, 2008 was primarily due to $4 million from foreign currency exchange translation losses as a result of the increase in the euro compared to the US dollar. In addition, interest expense increased $1 million as a result of interest charges resulting from proceeds of $100 million received from our revolving line of credit in December 2007. Interest income also declined from the prior year ago quarter due to lower cash balances following stock repurchase activity in the third quarter of 2007.
     Interest rates on our outstanding borrowings did not change significantly in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.
Income Taxes
     For the three months ended March 31, 2008 and 2007, we recorded an income tax provision of $3 million and tax benefit of $15 million, respectively.
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

     Other than the items noted as follows, there were no significant changes in estimates or provision for income taxes in the three months ended March 31, 2008:
     The sale of assets and restructuring charges of a foreign subsidiary as well as in-process research and development costs of Quantum were treated as discrete events for the three months ended March 31, 2008. Due to a full valuation allowance position in this jurisdiction, there is no tax expense impact associated with these discrete events in the quarter.
     At December 31, 2007, there was no provision for U.S. income tax for undistributed earnings, as it was our intention to reinvest these earnings indefinitely in operations outside the U.S. For 2008, we determined that we would require a portion of undistributed earnings repatriated to the U.S. in the form of a cash dividend. We anticipate the cash dividends will be distributed from select foreign subsidiaries, resulting in an estimated withholding tax expense of $6 million. As such, we changed our position to no longer assert permanent reinvestment of undistributed earnings for select foreign entities for the year 2008.
     During the three months ended March 31, 2008 and 2007, we recognized a tax benefit of $3 million and $20 million, respectively, resulting from the refund of unutilized French research tax credits for 2003 and 1999 through 2002, respectively, which were received during the respective periods.
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
     In addition, we have various tax audits in progress in certain state and foreign jurisdictions. We have accrued taxes, and related interest and penalties that may be due upon the ultimate resolution of these examinations and for other matters relating to open U.S. federal, state and foreign tax years in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).
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
     We file income tax returns in the U.S. federal, and various state and foreign jurisdictions. We are no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 1999. Tax years for significant foreign jurisdictions including Germany, France, United Kingdom, and Switzerland are closed through 2002, 2002, 2004 and 2002 respectively; subsequent tax years for these jurisdictions remain subject to tax authority review. Hong Kong tax years are closed for years through 2003 and subsequent tax years remain subject to tax authority review.
     On January 1, 2007, we adopted FIN 48. Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At December 31, 2007, we had $166 million of unrecognized tax benefits. Unrecognized tax benefits decreased by $3 million in the three months ended March 31, 2008, primarily related to net benefits of $3 million recognized relating to the receipt of a tax refund for French research tax credits as noted above.
Liquidity and Capital Resources
     At March 31, 2008, we had $337 million of cash and cash equivalents and short-term investments compared to $430 million at December 31, 2007. Our current ratio, calculated as total current assets divided by total current liabilities, was 1.88 at March 31, 2008, an increase of 0.13 from 1.75 at December 31, 2007. We have reduced our debt obligations to $156 million at March 31, 2008, from $163 million at December 31, 2007. Working capital (total current assets less total current liabilities) increased by $30 million to $494 million at March 31, 2008, compared to $464 million at December 31, 2007 primarily due to classification of North Tyneside real property as current assets held for sale on the condensed consolidated balance sheets along with the receipt of $82 million in cash proceeds from the sale of fabrication equipment at our North Tyneside, UK facility.
     Approximately $28 million of our investment portfolio at March 31, 2008 was invested in auction-rate securities. Of the $28 million auction-rate securities, approximately $26 million were reclassified to long-term investments under other assets on the condensed consolidated balance sheets, as they are not expected to be liquidated within the next twelve months, while the remaining $2 million were sold in April 2008.
     Operating Activities: Net cash used in operating activities was $40 million in the three months ended March 31, 2008 compared to $59 million provided by operating activities in the three months ended March 31, 2007. Net cash used in operating activities in the three months ended March 31, 2008 was primarily due to the payment of a government grant liability of approximately $40 million and restructuring costs of $14 million related to the closure of our North Tyneside, UK manufacturing facility, as well as an increase in accounts receivable of $15 million.
     Accounts receivable increased by 7% or $15 million to $224 million at March 31, 2008 from $209 million at December 31, 2007. The average days of outstanding accounts receivable (“DSO”) was 49 days at March 31, 2008, compared to 44 days at December 31, 2007 due to reduced shipment linearity in the three months ended March 31, 2008 and the change in foreign exchange rates compared to the dollar at March 2008, compared to December 2007. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures or longer customer payment patterns, our DSO and cash from operating activities would be negatively affected.
     Inventories decreased and provided $18 million of operating cash flows in the three months ended March 31, 2008 compared to $23 million of cash utilized in the three months ended March 31, 2007 as a result of lower manufacturing activity at our North Tyneside, UK fabrication facility. Days of inventory increased slightly to 118 days at March 31, 2008, compared to 117 days at December 31, 2007 due to lower shipment levels in the three months ended March 31, 2008, compared to the three months ended December 31, 2007. Inventories consist of raw wafers, purchased specialty wafers, work-in-process and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.
     Reduction of accounts payable balances utilized $89 million of operating cash flows in the three months ended March 31, 2008, primarily related to grant repayments of approximately $40 million related to the closure of our North Tyneside, UK manufacturing facility.
     Increases in accrued and other liabilities generated $17 million of operating cash flows in the three months ended March 31, 2008, primarily related to higher legal fees increased restructuring accruals.
     Investing Activities: Net cash used in investing activities was $25 million in the three months ended March 31, 2008, compared to $28 million in the three months ended March 31, 2007. During the three months ended March 31, 2008, we paid approximately $89 million for the acquisition of Quantum, net of cash acquired, and $17 million for capital expenditures, offset in part by $82 million we received from the sale of fabrication equipment from our North Tyneside, UK facility. This compares to approximately $26 million paid for capital expenditures in the three months ended March 31, 2007. We anticipate that expenditures for capital purchases will be between $80 million and $90 million for 2008, which will be used to maintain existing equipment, provide additional testing capacity and, to a limited extent, for equipment to develop advanced process technologies.
     Financing Activities: Net cash used in financing activities was $6 million in the three months ended March 31, 2008, compared to $23 million in the three months ended March 31, 2007. We continued to pay down debt, with repayments of principal balances on capital leases and other debt totaling $10 million in the three months ended March 31, 2008, compared to $23 million in the three months ended March 31, 2007. Issuance of common stock totaled $4 million in the three months ended March 31, 2008. No stock issuance proceeds were received in the three months ended March 31, 2007.
     We believe that our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, equipment lease financing, and other short-term and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

     The increase in cash and cash equivalents in the three months ended March 31, 2008 and 2007 due to the effect of exchange rate changes on cash balances was $5 million and $1 million, respectively. These cash balances were primarily held in certain subsidiaries in euro denominated accounts and increased in value due to the strengthening of the euro compared to the U.S. dollar during these periods.
     During the next twelve months, we expect our operations to generate positive cash flow; however, a significant portion of cash will be used to repay debt and make capital investments. We expect that we will have sufficient cash from operations and financing sources to meet all debt obligations. We made $17 million in cash payments for capital equipment in the three months ended March 31, 2008, and we expect our cash payments for capital expenditures to be between $80 million to $90 million in 2008. Debt obligations outstanding at March 31, 2008, which are classified as short-term, totaled $136 million. During the remainder of 2008 and future years, our capacity to make necessary capital investments will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary.
     There were no material changes in our contractual obligations and rights outside of the ordinary course of business or other material changes in our financial condition in the three months ended March 31, 2008, other than the unrecognized tax benefits associated with the adoption of FIN No. 48. Unrecognized tax benefits at March 31, 2008 were approximately $163 million, the timing of the resolution of which is uncertain.
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
     During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either our subsidiaries or us. As of March 31, 2008, the maximum potential amount of future payments that we could be required to make under these guarantee agreements is approximately $14 million. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts and sales returns, accounting for income taxes, valuation of inventory, fixed assets, stock-based compensation, restructuring charges and litigation have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on February 29, 2008, except for Goodwill and Intangible Assets which is discussed below.

Valuation of Goodwill and Intangible Assets
     We review goodwill and intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment under SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets). Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates.
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on our consolidated results of operations and financial condition.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not expanded our financial assets and liabilities that we account for under the fair value option of SFAS No. 159.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities on financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position No. 157-2 (“FSP 157-2) delays the effective date for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. We have adopted SFAS No. 157 and FSP No. 157-2 beginning January 1, 2008, and there is no material impact on our condensed consolidated financial statements. See Note 16 of the Notes of the Condensed Consolidated Financial Statements.

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
     We have short-term debt, long-term debt and capital leases totaling $156 million at March 31, 2008. Approximately $8 million of these borrowings have fixed interest rates. We have $148 million of floating interest rate debt, of which approximately $20 million is euro denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.
     The following table summarizes our variable-rate debt exposed to interest rate risk as of March 31, 2008. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

							Total
							Variable-rate
							Debt
							Outstanding at
	Payments by Due Year						March 31,
	2008*	2009	2010	2011	2012	Thereafter	2008
	(in thousands)
60 day USD LIBOR weighted-average interest rate basis (1) — Revolving line of credit	$100,000	$—	$—	$—	$—	$—	$100,000

Total of 60 day USD LIBOR rate debt	$100,000	$—	$—	$—	$—	$—	$100,000

90 day USD LIBOR weighted-average interest rate basis (1) — Revolving line of credit due 2008	$25,000	$—	$—	$—	$—	$—	$25,000

Total of 90 day USD LIBOR rate debt	$25,000	$—	$—	$—	$—	$—	$25,000

90 day EURIBOR weighted-average interest rate basis (1) — Capital leases	$3,820	$5,093	$5,093	$5,093	$1,282	$—	$20,381

Total of 90 day USD LIBOR rate debt	$3,820	$5,093	$5,093	$5,093	$1,282	$—	$20,381

360 day USD LIBOR weighted-average interest rate basis (1) — Senior secured term loan due 2008	$2,499	$—	$—	$—	$—	$—	$2,499

Total of 360 day USD LIBOR rate debt	$2,499	$—	$—	$—	$—	$—	$2,499

Total variable-rate debt	$131,319	$5,093	$5,093	$5,093	$1,282	$—	$147,880

*	Represents payments due over the nine months remaining for 2008.

(1)	Actual interest rates include a spread over the basis amount.

     The following table presents the hypothetical changes in interest expense, for the three month period ended March 31, 2008 related to our outstanding borrowings that are sensitive to changes in interest rates as of March 31, 2008. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS (in thousands).
     For the three months ended March 31, 2008:

Interest Expense
	Interest Expense Given an Interest			with No Change in	Interest Expense Given an Interest
	Rate Decrease by X Basis Points			Interest Rate	Rate Increase by X Basis Points
	150 BPS	100 BPS	50 BPS	(in thousands)	50 BPS	100 BPS	150 BPS
Interest expense	$2,511	$3,016	$3,520	$4,025	$4,530	$5,035	$5,539
Foreign Currency Risk
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where we have significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of unfavorable exchange rates in the three months ended March 31, 2008, compared to the average exchange rates in the three months ended March 31, 2007, resulted in a decrease in income from operations of $11 million (as discussed in this report in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign currency denominated transactions that occurred in the three months ended March 31, 2008 were recorded using the average foreign currency exchange rates for the same period in 2007. Sales denominated in foreign currencies were 22% and 23% in the three months ended March 31, 2008 and 2007, respectively. Sales denominated in euros were 21% and 22% in the three months ended March 31, 2008 and 2007, respectively. Sales denominated in yen were 1% in the three months ended March 31, 2008 and 2007. Costs denominated in foreign currencies, primarily the euro, were 49% and 55% in the three months ended March 31, 2008 and 2007, respectively.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 23% and 23% of our accounts receivable were denominated in foreign currencies as of both March 31, 2008 and December 31, 2007, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 42% and 54% of our accounts payable were denominated in foreign currencies as of March 31, 2008 and December 31, 2007, respectively. Approximately 16% and 18% of our debt obligations were denominated in foreign currencies as of March 31, 2008 and December 31, 2007, respectively.
Liquidity and Valuation Risk
     Approximately $28 million of our investment portfolio at March 31, 2008 was invested in highly-rated auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. If the auctions for the securities we own fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge. During the three months ended March 31, 2008, we recorded an impairment of $1,113 relating to decline in the value of auction-rate securities which is recorded as comprehensive loss. We do not believe that the impairment is “other than temporary” due to our intent and ability to hold the securities until they can be liquidated at par value.

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
     From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. On defendants’ motions, this consolidated amended complaint was dismissed with leave to amend, and a second consolidated amended complaint was filed in August 2007. Atmel and the individual defendants have each moved to dismiss the second consolidated amended complaint on various grounds. The motions have been argued and taken under submission by the Court. On February, 20, 2008, a seventh stockholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California, which alleges the same causes of action as alleged in the second consolidated amended complaint. This seventh suit was consolidated with the already-pending consolidated federal action and was served on the Company on May 5, 2008. The state derivative cases have also been consolidated. In April 2007, a consolidated derivative complaint was filed in the state court action, and the Company moved to stay it. The court granted Atmel’s motion to stay on June 14, 2007. Atmel believes that the filing of these derivative actions was unwarranted and will continue to vigorously contest them.
     In October 2006, an action was filed in First Instance labour court, Nantes, France on behalf of 46 former employees of Atmel’s Nantes facility, claiming that the sale of the Nantes facility to MHS (XbyBus SAS) in December 2005 was not a valid sale, and that these employees should still be considered employees of Atmel, with the right to claim social benefits from Atmel. The action is for unspecified damages. A hearing took place in October 2007 and in February 2008, to the Court announced that it will appoint an additional, professional judge to decide the matter. Atmel will be required to replead this matter in June 2008. Atmel believes that the filing of this action is without merit and intends to vigorously defend this action.
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
     In March 2006, Atmel filed suit against AuthenTec in the United States District Court, Northern District of California, San Jose Division, alleging infringement of U.S. Patent No. 6,289,114, and on November 1, 2006, Atmel filed a First Amended Complaint adding claims for infringement of U.S. Patent No. 6,459,804 (the “’804 Patent”). In November 2006, AuthenTec answered denying liability and counterclaimed seeking a declaratory judgment of non-infringement and invalidity, its attorneys’ fees and other relief. In April 2007, AuthenTec filed an action against Atmel for declaratory relief in the United States District Court for the Middle District of Florida that the patents asserted against it by Atmel in the action pending in the Northern District of California are neither infringed nor valid, and amended that complaint in May 2007 to add claims for declaratory relief that the ‘804 Patent is unenforceable, alleged interference with business relationships, and abuse of process. AuthenTec sought declaratory relief and unspecified damages. On June 25, 2007, the action pending in the Middle District of Florida was transferred to the Northern District of California, and has been related to the action Atmel filed. On July 3, 2007, Atmel filed an answer to the claims for declaratory relief that the patents were neither valid nor infringed, and also added counterclaims of infringement. Also on July 3, 2007, Atmel moved to dismiss the remaining claims for declaratory relief that the ‘804 Patent is unenforceable, alleged interference with business relationships, and alleged abuse of process. On August 2, 2007, the parties agreed to the dismissal with prejudice of AuthenTec’s claims for alleged interference with business relationships and alleged abuse of process. The parties also agreed to grant AuthenTec leave to amend its counterclaim to add the claim for alleged unenforceability of the ‘804 Patent. In early 2008, the parties each filed motions seeking summary judgment, and by Order dated May 5, 2008, the Court granted AuthenTec’s motion for summary judgment of noninfringement. Atmel is evaluating this Order and its options to appeal the same.
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
     On January 23, 2008, Isamtek MG (1999) Ltd filed suit in the District Court in Petach Tikva, Israel against Atmel SARL and two other defendants. Isamtek has alleged that Atmel breached its distributor agreement with Isamtek and has alleged breach of duty of care in tort and interference with contractual by the other defendants. Isamtek seeks monetary and declaratory relief as well as presentation of accounts.
     On December 21, 2005, the Company’s recently-acquired subsidiary Quantum Research Group, Ltd (“QRG”) filed suit against Apple Computer Company, Inc. (“Apple”) and Fingerworks, Ltd (“Fingerworks”) in the United States District Court for the District of Maryland, alleging infringement of U.S. Patent No. 5,730,165 (“the ‘165 Patent”) and, on May 11, 2006, QRG filed an Amended Complaint adding Cypress Semiconductor/MicroSystems, Inc. (“Cypress”) as a defendant and asserting additional claims for Defamation, False Light, and Unfair Competition against Cypress. On or about July 31, 2006, Apple and Fingerworks each filed its Answer denying infringement and asserting counterclaims seeking a declaratory judgment of non-infringement and invalidity, as well as an award of costs and attorneys’ fees under 35 U.S.C. Section 285. On or about December 14, 2006, Cypress filed its Answer denying infringement, denying the counts alleging Defamation, False Light, and Unfair Competition, and asserting counterclaims seeking a declaratory judgment of non-infringement and invalidity, as well as an award of costs and attorneys’ fees under 35 U.S.C. Section 285. On June 7, 2007, the Court issued its claim construction ruling and an Order invalidating certain asserted claims of the ‘165 Patent. In November 2007, Defendants filed a motion for summary judgment of non-infringement and invalidity of the remaining asserted claims of the ‘165 Patent. At that time, QRG filed a motion for summary judgment of infringement of claim 50 of the ‘165 patent. These motions, along with various procedural and evidentiary motions, are pending. Based upon a Stipulation by the parties, the trial date for this action was extended to October 27, 2008, and the suit was stayed by the Court until at least May 19, 2008, to facilitate settlement discussions. Atmel intends to aggressively defend its intellectual property assets.
     From time to time, the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.
     Other Contingencies
     The Company recently began investigating a transaction from 2001 involving its Greek subsidiary (which was substantially shut down in 2007). The transaction appears to have been with an entity that was not a legitimate third party vendor, and may have been entered into for an inappropriate purpose. The Company’s investigation of the circumstances surrounding the transaction is ongoing, and it has voluntarily disclosed the existence of its investigation to the Department of Justice and the Securities and Exchange Commission.
Item 1A. Risk Factors
     In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In addition, these risks and uncertainties may impact the “forward-looking” statements described elsewhere in this Form 10-Q and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.
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
     In addition, our future success will depend in large part on continued economic growth generally and on growth in various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics, data networking equipment and military equipment. The semiconductor industry has the ability to supply more products than demand requires. Our ability to be profitable will depend heavily upon a better supply and demand balance within the semiconductor industry.
THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS.
     The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The semiconductor industry faced severe business conditions with global semiconductor revenues for the industry declining 32% to $139 billion in 2001, compared to revenues in 2000. The semiconductor industry began to turn around in 2002 with global semiconductor sales increasing modestly by 1% to $141 billion. Global semiconductor sales increased 18% to $166 billion in 2003, 27% to $211 billion in 2004, 8% to $228 billion in 2005, 9% to $248 billion in 2006 and 3% to $256 billion in 2007, and are estimated by the Semiconductor Industry Association to increase 8% to $277 billion in 2008.
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
WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS AS WE TRANSITION TO A FAB-LITE STRATEGY AND INCREASE DEPENDENCE ON OUTSIDE FOUNDRIES, WHERE SUCH FOUNDRIES MAY NOT HAVE ADEQUATE CAPACITY TO FULFILL OUR NEEDS AND MAY NOT MEET OUR QUALITY AND DELIVERY OBJECTIVES OR MAY ABANDON FABRICATION PROCESSES THAT WE REQUIRE.
     As part of our fab-lite strategy, we have reduced and plan to further reduce the number of manufacturing facilities we own. In December 2005, we sold our Nantes, France fabrication facility and the related foundry activities, to XybyBus SAS. In July 2006, we sold our Grenoble, France subsidiary (including the fabrication facility in Grenoble) to e2v technologies plc. In December 2006, we announced our intention to sell our North Tyneside, United Kingdom and Heilbronn, Germany wafer fabrication facilities. In October 2007, we announced that we had entered into agreements for the sale of certain wafer equipment and real property in North Tyneside, United Kingdom. As a result of the sale (or planned sale) of such fabrication facilities, we will be increasingly relying on the utilization of third-party foundry manufacturing and assembly and test capacity. As part of this transition we must expand our foundry relationships by entering into new agreements with third-party foundries. If these agreements are not completed on a timely basis, or the transfer of production is delayed for other reasons, the supply of certain of our products could be disrupted, which would harm our business. In addition, difficulties in production yields can often occur when transitioning to a new third-party manufacturer. If such foundries fail to deliver quality products and components on a timely basis, our business could be harmed.
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
     The terms on which we will be able to obtain wafer production for our products, and the timing and volume of such production will be substantially dependent on future agreements to be negotiated with semiconductor foundries. We cannot be certain that the agreements we reach with such foundries will be on terms reasonable to us. Therefore, any agreements reached with semiconductor foundries may be short-term and possibly non-renewable, and hence provide less certainty regarding the supply and pricing of wafers for our products.

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
WE BUILD SEMICONDUCTORS BASED ON FORECASTED DEMAND, AND AS A RESULT, CHANGES TO FORECASTS FROM ACTUAL DEMAND MAY RESULT IN EXCESS INVENTORY OR OUR INABILITY TO FILL CUSTOMER ORDERS ON A TIMELY BASIS WHICH MAY HARM OUR BUSINESS
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
     Conversely, failure to produce or obtain sufficient wafers for increased demand could cause us to miss revenue opportunities and, if significant, could impact our customers’ ability to sell products, which could adversely affect our customer relationships, and thereby materially adversely affect our business, financial condition and results of operations.
OUR INTERNATIONAL SALES AND OPERATIONS ARE SUBJECT TO APPLICABLE LAWS RELATING TO TRADE AND EXPORT CONTROLS, THE VIOLATION OF WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.
     For products and technology exported from the U.S. or otherwise subject to U.S. jurisdiction, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited, to the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the Office of Foreign Assets Control (“OFAC”), U.S. Department of the Treasury. We have discovered shortcomings in our export compliance procedures. We are currently analyzing product shipments and technology transfers, working with U.S. government officials to ensure compliance with applicable U.S. export laws and regulations, and developing an enhanced export compliance system. A determination by the U.S. government that we have failed to comply with one or more of these export controls or trade sanctions could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, and debarment from U.S. participation in government contracts. Any one or more of these sanctions could have a material adverse effect on our business, financial condition and results of operations.
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
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in

European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of unfavorable exchange rates for the three months ended March 31, 2008, compared to the average exchange rates for the three months ended March 31, 2007, resulted in a decrease in income from operations of $11 million (as discussed in Part I, Item 2 of this report). This impact is determined assuming that all foreign currency denominated transactions that occurred in the three months ended March 31, 2008 were recorded using the average foreign currency exchange rates for the same period in 2007. Sales denominated in foreign currencies were 22% and 23% for the three months ended March 31, 2008 and 2007, respectively. Sales denominated in euros were 21% and 22% for the three months ended March 31, 2008 and 2007, respectively. Sales denominated in yen were 1% for the three months ended March 31, 2008 and 2007. Costs denominated in foreign currencies, primarily the euro, were 49% and 55% for the three months ended March 31, 2008 and 2007, respectively.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 23% and 23% of our accounts receivable are denominated in foreign currency as of both March 31, 2008 and December 31, 2007, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 42% and 54% of our accounts payable were denominated in foreign currency as of March 31, 2008 and December 31, 2007, respectively. Approximately 16% and 18% of our debt obligations were denominated in foreign currency as of March 31, 2008 and December 31, 2007, respectively.
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
WE FACE RISKS ASSOCIATED WITH DISPOSAL OR RESTRUCTURING ACTIVITIES.
     As part of our fab-lite strategy, in December 2006, we announced plans to sell our Heilbronn, Germany, and North Tyneside, United Kingdom, manufacturing facilities. In October 2007, we announced that we had entered into agreements for the sale of certain wafer fabrication equipment and real property in North Tyneside, United Kingdom. However, reducing our wafer fabrication capacity involves significant potential costs and delays, particularly in Europe, where the extensive statutory protection of employees imposes substantial restrictions on their employers when the market requires downsizing. Such costs and delays include compensation to employees and local government agencies, requirements and approvals of governmental and judicial bodies, and the potential requirement to repay governmental subsidies. We may experience labor union or workers council objections, or other difficulties, while implementing a reduction of the number of employees. Significant difficulties that we experience could harm our business and operating results, either by deterring needed headcount reduction or by the additional employee severance costs resulting from employee reduction actions in Europe relative to America or Asia.
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
OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.
     Sales to customers outside the U.S. accounted for 85% and 87% of net revenues in the three months ended March 31, 2008 and 2007, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:
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
     Approximately 22% and 23% of our net revenues in the three months ended March 31, 2008 and 2007 were denominated in foreign currencies. Operating costs denominated in foreign currencies, primarily the euro, were approximately 49% and 55% of total operating costs in the three months ended March 31, 2008 and 2007, respectively.
OUR OPERATIONS AND FINANCIAL RESULTS COULD BE HARMED BY NATURAL DISASTERS OR TERRORIST ACTS.
     Since the terrorist attacks on the World Trade Center and the Pentagon in 2001, certain insurance coverage has either been reduced or made subject to additional conditions by our insurance carriers, and we have not been able to maintain all necessary insurance coverage at a reasonable cost. Instead, we have relied to a greater degree on self-insurance. For example, we now self-insure property losses up to $10 million per event. Our headquarters, some of our manufacturing facilities, the manufacturing facilities of third party foundries and some of our major vendors’ and customers’ facilities are located near major earthquake faults and in potential terrorist target areas. If a major earthquake or other disaster or a terrorist act impacts us and insurance coverage is unavailable for any reason, we may need to spend significant amounts to repair or replace our facilities and equipment, we may suffer a temporary halt in our ability to manufacture and transport products and we could suffer damages of an amount sufficient to harm our business, financial condition and results of operations.
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
     As of March 31, 2008, our total debt was $156 million, compared to $163 million at December 31, 2007. Our debt-to-equity ratio was 0.95 and 1.07 at March 31, 2008 and December 31, 2007, respectively. Increases in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

     Certain of our debt facilities contain terms that subject us to financial and other covenants. We were not in compliance with certain financial covenants as of March 31, 2008. We obtained a waiver in May 2008. We were in compliance with all of these covenants as of December 31, 2007.
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
A SUBSTANTIAL PORTION OF OUR SHORT-TERM INVESTMENT PORTFOLIO IS INVESTED IN AUCTION-RATE SECURITIES. FAILURES IN THESE AUCTIONS MAY AFFECT OUR LIQUIDITY, WHILE RATING DOWNGRADES OF THE SECURITY ISSUER AND/OR THE THIRD-PARTIES INSURING SUCH INVESTMENTS MAY REQUIRE US TO ADJUST THE CARRYING VALUE OF THESE INVESTMENTS THROUGH AN IMPAIRMENT CHARGE.
     Approximately $28 million of our investment portfolio at March 31, 2008 is invested in auction rate securities, of which $2 million was sold in April 2008. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. If the auctions for the securities we own fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge.
     During the three months ended March 31, 2008, we recorded an impairment of $1,113 relating to decline in the value of auction-rate securities which is recorded as comprehensive loss. We do not believe that the impairment is “other than temporary” due to our intent and ability to hold the securities until they can be liquidated at par value.
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
OUR FAILURE TO SUCCESSFULLY INTEGRATE BUSINESSES OR PRODUCTS WE HAVE ACQUIRED COULD DISRUPT OR HARM OUR ONGOING BUSINESS.
     We have from time to time acquired, and may in the future acquire additional, complementary businesses, facilities, products and technologies. For example, we acquired Quantum Research Group on March 6, 2008 for $96 million. Achieving the anticipated benefits of an acquisition depends, in part, upon whether the integration of the acquired business, products or technology is accomplished in an efficient and effective manner. Moreover, successful acquisitions in the semiconductor industry may be more difficult to accomplish than in other industries because such acquisitions require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of such integration may be increased by the need to coordinate geographically separated organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures.
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
PROVISIONS IN OUR RESTATED CERTIFICATE OF INCORPORATION, BYLAWS AND PREFERRED SHARES RIGHTS AGREEMENT MAY HAVE ANTI-TAKEOVER EFFECTS.
     Certain provisions of our Restated Certificate of Incorporation, our Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. Our board of directors has the authority to issue up to 5 million shares of preferred stock and to determine the price, voting rights, preferences and privileges and restrictions of those shares without the approval of our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, by making it more difficult for a third party to acquire a majority of our stock. In addition, the issuance of preferred stock could have a dilutive effect on our stockholders. We have no present plans to issue shares of preferred stock.
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
     Income from continuing operations for the three months ended March 31, 2008 and 2007 was reduced by stock-based compensation expenses of $6 million and $3 million, respectively. These charges were calculated in accordance with SFAS No. 123R.
     The implementation of SFAS No. 123R has resulted in lower reported operating results, net income, and earnings per share, which could negatively impact our future stock price. In addition, this could impact our ability to utilize employee stock plans to reward employees, and could result in a competitive disadvantage to us in attracting or retaining employees in the future.
OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY IMPACT OUR CASH POSITION AND OPERATING CAPITAL.
     We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $59 and $53 million at March 31, 2008 and December 31, 2007. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits paid in 2007 was approximately $1 million, and we expect to pay $2 million in 2008. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.
OUR ACQUISITION STRATEGY MAY RESULT IN UNANTICIPATED ACCOUNTING CHARGES OR OTHERWISE ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, AND RESULT IN DIFFICULTIES IN ASSIMILATING AND INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES OR BUSINESSES, OR BE DILUTIVE TO EXISTING STOCKHOLDERS.
     A key element of our business strategy includes expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our skilled engineering workforce or enhance our technological capabilities. Between January 1, 1999 and December 31, 2007, we acquired two companies and certain assets of three other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. For example, on March 6, 2008, we completed the purchase of Quantum Research Group Ltd. (“Quantum”), a developer of capacitive sensing IP and solutions for user interfaces.
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
     Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves. We may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. Any issuance of equity or convertible debt securities may be dilutive to our existing stockholders.
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
     Our operating results are also adversely affected when we operate at production levels below optimal capacity. Lower capacity utilization results in certain costs being charged directly to expense and lower gross margins. During 2007, we lowered production levels significantly at our North Tyneside, United Kingdom manufacturing facility to avoid building more inventory than we were forecasting orders for. As a result, operating costs for these periods were higher than in prior periods negatively impacting gross margins. We closed our North Tyneside in the first quarter of 2008. In addition, other Atmel manufacturing facilities could experience similar conditions requiring production levels to be reduced below optimal capacity levels. If we are unable to operate our manufacturing facilities at optimal production levels, our operating costs will increase and gross margin and results from operations will be negatively impacted.
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
     We have implemented significant quality control measures to mitigate this risk; however, it is possible that products shipped to our customers will contain defects or bugs. In addition, these problems may divert our technical and other resources from other development efforts. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional costs or delay shipments for revenue which would negatively affect our business, financial condition and results of operations.
OUR REVENUES ARE DEPENDENT ON SELLING THROUGH DISTRIBUTORS.
     Sales through distributors accounted for 47% and 43% of our net revenues in the three months ended March 31, 2008 and 2007, respectively. We market and sell our products through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon relatively short notice to the other party. These agreements are non-exclusive and also permit our distributors to offer our competitors’ products. We are dependent on our distributors to supplement our direct marketing and sales efforts. If any significant distributor or a substantial number of our distributors terminated their relationship with us or decided to market our competitors’ products over our products, our ability to bring our products to market would be negatively impacted, we may have difficulty in collecting outstanding receivable balances, and we may incur other charges or adjustments resulting in material adverse impact to our revenues and operating results.
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
THE OUTCOME OF CURRENTLY ONGOING AND FUTURE AUDITS OF OUR INCOME TAX RETURNS, BOTH IN THE U.S. AND IN FOREIGN JURISDICTIONS, COULD HAVE AN ADVERSE EFFECT ON OUR NET INCOME (LOSS) AND FINANCIAL CONDITION.
     We are subject to continued examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that the resolution of these audits will not have a material adverse impact on our results of operations, cash flows or financial position, the outcome is subject to uncertainties. If we are unable to obtain agreements with the tax authority on the various proposed adjustments, there could be an adverse material impact on our results of operations, cash flows and financial position.
IF WE ARE UNABLE TO COMPLY WITH ECONOMIC INCENTIVE TERMS IN CERTAIN GOVERNMENT GRANTS, WE MAY NOT BE ABLE TO RECEIVE OR RECOGNIZE GRANT BENEFITS OR WE MAY BE REQUIRED TO REPAY GRANT BENEFITS PREVIOUSLY PAID TO US AND RECOGNIZE RELATED CHARGES, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL POSITION.
     We receive economic incentive grants and allowances from European governments targeted at increasing employment at specific locations. The subsidy grant agreements typically contain economic incentive and other covenants that must be met to receive and retain grant benefits. Noncompliance with the conditions of the grants could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. For example, we recently paid $40 million of government grants as a result of closing our North Tyneside manufacturing facility. In addition, we may need to record charges to reverse grant benefits recorded in prior periods as a result of changes to our plans for headcount, project spending, or capital investment at any of these specific locations. If we are unable to comply with any of the covenants in the grant agreements, our results of operations and financial position could be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On March 6, 2008, in connection with our acquisition of Quantum, we issued 125,915 shares of our common stock to a former Quantum shareholder in exchange for such shareholder’s shares of Quantum. The issuance of such shares was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. See Note 2 to the condensed consolidated financial statements for more information regarding the issuance of such shares.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     Amendment of Material Agreement
     On May 7, 2008, the parties to the Facility Agreement, dated as of March 15, 2006, by and among Atmel Corporation, Atmel Sarl, Atmel Switzerland Sarl, the financial institutions listed therein, and Bank of America, N.A., as facility agent and security agent (the “Agreement”), entered into a waiver letter. Pursuant to the waiver letter, the parties to the Agreement waived (i) Atmel Corporation’s obligation not to permit the “Fixed Charge Coverage Ratio,” as defined in the Agreement, to fall below 1.10:1 for the fiscal quarter ended March 31, 2008, and (ii) any “Event of Default,” as defined in the Agreement, that occurred prior to the date of the waiver letter resulting from the failure to comply with the Fixed Charge Coverage Ratio. In connection with the waiver letter, we paid the facility agent a waiver fee in the amount of $75,000, as well as certain costs and expenses required by the Agreement. Bank of America, N.A. has provided, and in the future may provide banking and related services to Atmel.
Item 6. Exhibits
     The following Exhibits have been filed with, or incorporated by reference into, this Report:
3.1	Amended and Restated Bylaws of Atmel Corporation as of April 9, 2008 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 15, 2008).

10.1*	Share Purchase Agreement, dated February 6, 2008, by and among Atmel Corporation, Atmel UK Holdings Limited, QRG Limited and Mr. Harald Phillip.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION (Registrant)
May 12, 2008	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer (Principal Executive Officer)

May 12, 2008	/s/ ROBERT AVERY
Robert Avery
Vice President Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
3.1	Amended and Restated Bylaws of Atmel Corporation as of April 9, 2008 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 15, 2008).

10.1*	Share Purchase Agreement, dated February 6, 2008, by and among Atmel Corporation, Atmel UK Holdings Limited, QRG Limited and Mr. Harald Phillip.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.