Form 10-Q
period 2008-06-30
ATMEL CORP
filed 2008-08-08
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 31, 2008, the Registrant had 446,206,821 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 2008

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$354,003	$374,130
Short-term investments	21,786	55,817
Accounts receivable, net of allowance for doubtful accounts of $3,542 and $3,111, respectively	220,956	209,189
Inventories	336,415	357,301
Prepaids and other current assets	94,215	88,781

Total current assets	1,027,375	1,085,218
Fixed assets, net	471,569	579,566
Goodwill	63,316	—
Intangible assets, net	46,079	19,552
Other assets	42,118	18,417

Total assets	$1,650,457	$1,702,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt and capital lease obligations	$133,654	$142,471
Trade accounts payable	127,596	191,856
Accrued and other liabilities	227,225	266,987
Deferred income on shipments to distributors	19,541	19,708

Total current liabilities	508,016	621,022
Long-term debt and capital lease obligations, less current portion	18,641	20,408
Other long-term liabilities	245,738	237,844

Total liabilities	772,395	879,274

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 446,173 at June 30, 2008 and 443,837 at December 31, 2007	446	444
Additional paid-in capital	1,212,652	1,193,846
Accumulated other comprehensive income	187,034	153,140
Accumulated deficit	(522,070)	(523,951)

Total stockholders’ equity	878,062	823,479

Total liabilities and stockholders’ equity	$1,650,457	$1,702,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net revenues	$420,908	$404,247	$832,145	$795,560

Operating expenses
Cost of revenues	267,382	262,605	532,565	513,981
Research and development	68,218	69,266	134,595	136,565
Selling, general and administrative	68,573	67,881	132,135	125,940
Acquisition-related charges	6,709	—	10,420	—
Charges for grant repayments	292	—	173	—
Restructuring charges (credits)	8,676	(2,640)	36,584	(858)
Loss (gain) on sale of assets	810	—	(29,948)	—

Total operating expenses	420,660	397,112	816,524	775,628

Income from operations	248	7,135	15,621	19,932
Interest and other (expense) income, net	(859)	610	(6,246)	1,589

(Loss) income before income taxes	(611)	7,745	9,375	21,521
(Provision for) benefit from income taxes	(4,296)	(7,067)	(7,494)	8,097

Net (loss) income	$(4,907)	$678	$1,881	$29,618

Basic net (loss) income per share:
Net (loss) income	$(0.01)	$0.00	$0.00	$0.06

Weighted-average shares used in basic net (loss) income per share calculations	445,793	488,916	445,225	488,879

Diluted net (loss) income per share:
Net (loss) income	$(0.01)	$0.00	$0.00	$0.06

Weighted-average shares used in diluted net (loss) income per share calculations	445,793	494,244	450,337	494,285

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities
Net income	$1,881	$29,618
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	69,960	63,568
Gain on sale on disposal of fixed assets	(29,948)	(1,343)
In-process research and development charges	1,047	—
Other non-cash losses, net	4,522	2,288
Provision for doubtful accounts receivable	607	182
Accretion of interest on long-term debt	1,216	416
Stock-based compensation expense	12,660	6,613
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(8,849)	2,225
Inventories	28,192	(20,919)
Current and other assets	4,779	37,739
Trade accounts payable	(67,721)	1,899
Accrued and other liabilities	(7,952)	(60,296)
Deferred income on shipments to distributors	(167)	(1,255)

Net cash provided by operating activities	10,227	60,735

Cash flows from investing activities
Acquisitions of fixed assets	(26,385)	(44,694)
Proceeds from sale of North Tyneside assets and other assets	82,133	70
Proceeds from sale of manufacturing facilities, net of selling costs	—	34,714
Acquisitions of intangible assets	(1,111)	—
Purchases of marketable securities	(7,170)	(7,350)
Sales or maturities of marketable securities	18,473	5,484
Acquisition of Quantum Research Group, net of cash acquired	(92,896)	—

Net cash used in investing activities	(26,956)	(11,776)

Cash flows from financing activities
Principal payments on capital leases and other debt	(13,344)	(47,220)
Proceeds from issuance of common stock	5,688	—

Net cash used in financing activities	(7,656)	(47,220)

Effect of exchange rate changes on cash and cash equivalents	4,258	5,590

Net increase (decrease) in cash and cash equivalents	(20,127)	7,329

Cash and cash equivalents at beginning of the period	374,130	410,480

Cash and cash equivalents at end of the period	$354,003	$417,809

Supplemental cash flow disclosures:
Interest paid	$4,636	$4,309
Income taxes paid, net	$8,749	$7,698

Supplemental non-cash investing and financing activities disclosures:
Decreases in accounts payable related to fixed asset purchases	$(5,509)	$(13,242)
The accompanying notes are an integral part of these Condensed Consolidated Financial statements.

Atmel Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data, employee data, and where otherwise indicated)
(Unaudited)
Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or “Atmel”) and its subsidiaries as of June 30, 2008 and the results of operations in the three and six months ended June 30, 2008 and 2007 and cash flows in the six months ended June 30, 2008 and 2007. All intercompany balances have been eliminated. Because all of the disclosures required by U.S. generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K in the year ended December 31, 2007. The December 31, 2007 year-end condensed balance sheet data was derived from the audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. The condensed consolidated statements of operations in the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include reserves for inventory, sales return reserves, restructuring charges (credits), stock-based compensation expense, allowances for doubtful accounts, warranty reserves, estimates for useful lives associated with long-lived assets (including intangible assets), charges for grant repayments and certain accrued liabilities and income taxes and income tax valuation allowances. Actual results could differ from those estimates.
Inventories
     Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis for raw materials and purchased parts; and an average-cost basis for work in progress and finished goods) or market. Market is based on estimated net realizable value. The Company establishes lower of cost or market reserves and excess and obsolescence reserves. The determination of obsolete or excess inventory requires an estimation of the future demand for the Company’s products and these reserves are recorded when the inventory on hand exceeds management’s estimate of future demand for each product. Once the inventory is written down, a new cost basis is established; however, for tracking purposes, the write-down is recorded as a reserve on the condensed consolidated balance sheets. These inventory reserves are not relieved until the related inventory has been sold or scrapped. Inventories are comprised of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)
Raw materials and purchased parts	$14,156	$22,996
Work-in-progress	231,813	249,863
Finished goods	90,446	84,442

	$336,415	$357,301

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(in thousands)
Cost of revenues	$590	$149	$999	$446
Research and development expenses	4,945	3,876	9,904	9,343

Total	$5,535	$4,025	$10,903	$9,789

     In the six months ended June 30, 2008, the Company made $39,519 in government grant repayments to the UK government in connection with the closure of the North Tyneside, UK manufacturing facility, which was previously accrued as of December 31, 2007. The Company recorded charges for grant repayments of $292 and $173 in the three and six months ended June 30, 2008, respectively, due to interest on the outstanding grant repayment balance to the Greek government.
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
     Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations in the three and six months ended June 31, 2008 and 2007 included a combination of payment awards granted prior to January 1, 2006 and payment awards granted subsequent to January 1, 2006. For stock-based payment awards granted prior to January 1, 2006, the Company attributes the value of stock-based compensation, determined under SFAS No. 123R, to expense using the accelerated multiple-option approach. Compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the three and six months ended June 30, 2008 and 2007 includes the impact of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock options granted in periods prior to 2006 were measured based on SFAS No. 123 requirements, whereas stock options granted subsequent to January 1, 2006 are measured based on SFAS No. 123R requirements. See Note 6 for further discussion.
Valuation of Goodwill and Intangible Assets
     The Company reviews goodwill and intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment under SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets)” (“SFAS No. 144”). Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual future results may differ from those estimates.
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on its condensed consolidated results of operations and financial condition.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its condensed consolidated results of operations and financial condition.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 31, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its condensed consolidated results of operations and financial condition.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Currently, the Company has not expanded its financial assets and liabilities that it accounts for under the fair value option of SFAS No. 159.
Note 2 BUSINESS COMBINATION
     On March 6, 2008, the Company completed its acquisition of Quantum Research Group Ltd. (“Quantum”), a supplier of capacitive sensing IP and solutions. The Company acquired all outstanding shares as of the acquisition date and Quantum became a wholly-owned subsidiary of Atmel.
     The total purchase price of the acquisition was as follows:

(in thousands)
Cash	$88,106
Fair value of common stock issued	405
Direct transaction costs	7,345

95,856
Adjustments for contingent consideration met	3,463

Total estimated purchase price	$99,319

     Of the $88,106 cash paid to the former Quantum stockholders on the closing date of the acquisition, $13,000 was placed in an escrow account and will be released 18 months from the closing date upon satisfaction of any outstanding obligations related to certain representations and warranties included in the acquisition agreement. As part of the purchase price, the Company also issued 126 shares of its common stock to a Quantum shareholder, which was valued at $405. The share value used was based on fair value determined by calculating the average closing stock prices from March 4, 2008 to March 8, 2008.
     The Company agreed to make additional payments of $9,560, contingent on achieving specified financial objectives in 2008. Of this amount, the Company paid $1,570 in April 2008 and $1,893 in July 2008 for the achievement of the financial objectives in the three months ended March 31 and June 30, 2008, respectively, which was recorded as additional goodwill as of June 30, 2008. The remaining amount will be recorded as additional goodwill if and when the financial objectives are achieved in the remainder of 2008.
     In the six months ended June 30, 2008, the Company paid $92,896 in cash for the acquisition of Quantum, consisting of the purchase price of $99,319, less fair value of common stock issued of $405, cash acquired of $2,188 and future payments of $3,830 which are expected to made in the remainder of 2008.
     The allocation of the purchase price to Quantum’s tangible and identifiable intangible assets acquired and liabilities assumed is based on their estimated fair values. Further adjustments may be included in the final allocation of the purchase price of Quantum, if the adjustments are determined within the purchase price allocation period (up to twelve months from the closing date). The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Goodwill is not deductible for tax purposes. Goodwill and intangible assets were recorded on the books of Quantum, an Atmel subsidiary that utilizes the British Pound as the functional currency.
     The purchase price was allocated as follows as of the closing date of the acquisition:

March 6,
2008
(in thousands)
Goodwill	$59,215
Other intangible assets	31,002
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	2,188
Accounts receivable	3,070
Inventory	966
Prepaids and other current assets	149
Fixed assets	455
Trade accounts payable	(1,013)
Accrued liabilities	(1,223)
In-process research and development	1,047

$95,856

     The movement of the goodwill balance since the date of the acquisition of Quantum was as follows:

		Contingent	Cumulative
	March 6,	Consideration	Translation	June 30,
	2008	Met	Adjustments	2008
	(in thousands)
Goodwill	$59,215	$3,463	$638	$63,316
     The movement of the other intangible assets since the date of the acquisition of Quantum was as follows:

		Cumulative
	March 6,	Translation	June 30,
	2008	Adjustments	2008
	(in thousands)
Other intangible assets:
Customer relationships	$21,482	$47	$21,529
Developed technology	6,880	26	6,906
Tradename	1,180	4	1,184
Non-compete agreement	990	4	994
Backlog	470	2	472

	$31,002	$83	$31,085

     The goodwill amount is not subject to amortization. The goodwill balance is included in the Company’s Microcontroller segment. It is tested for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142. The Company has estimated the fair value of other intangible assets using the income approach and these identifiable intangible assets are subject to amortization. The following table sets forth the components of the identifiable intangible assets subject to amortization as of June 30, 2008, which are being amortized on a straight-line basis:

			Cumulative
			Translation
			Adjustments on
		Accumulated	Accumulated		Estimated
	Gross Value	Amortization	Amortization	Net	Useful Life
	(in thousands, except for years)
Customer relationships	$21,529	$(1,430)	$(3)	$20,096	5 years
Developed technology	6,906	(459)	(2)	6,445	5 years
Tradename	1,184	(131)	(1)	1,052	3 years
Non-compete agreement	994	(66)	(1)	927	5 years
Backlog	472	(470)	(2)	—	< 1 year

	$31,085	$(2,556)	$(9)	$28,520

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
     The Company recorded the following acquisition-related charges in the condensed consolidated statements of operations in the three and six months ended June 30, 2008:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
	(in thousands)
Amortization of intangible assets	$1,606	$2,568
In-process research and development	—	1,047
Compensation-related expense	5,103	6,805

	$6,709	$10,420

     The Company recorded amortization of intangible assets of $1,606 and $2,568 associated with customer relationships, developed technology, trade name, non-compete agreements and backlog in the three and six months ended June, 30, 2008, respectively.
     In the three months ended March 31, 2008, the Company recorded a charge of $1,047 associated with acquired in-process research and development (“IPR&D”), in connection with the acquisition of Quantum. No changes were recorded in the three months ended June 30, 2008. The Company’s methodology for allocating the purchase price to IPR&D involves established valuation techniques utilized in the high-technology industry. Each project in process was analyzed by discounted forecasted cash flows directly related to the products expected to result from the subject research and development, net of returns in contributory assets including working capital, fixed assets, customer relationships, trade name, and assembled workforce. IPR&D was expensed upon acquisition because technological feasibility has not been established and no future alternative uses existed. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value. A discount rate of 33% is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates recorded. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis. These estimates did not account for any potential synergies realizable as a result of the acquisition and were in line with industry averages and growth estimates.
     The Company agreed to compensate former key executives of Quantum contingent upon continuing employment over a three year period. The Company has agreed to pay up to $15,049 in cash and issue 5,319 shares of the Company’s common stock valued at $17,285. These amounts are being accrued over the employment period on an accelerated basis. As a result, in the three and six months ended June 30, 2008, the Company recorded expense of $5,103 and $6,805, respectively, as disclosed in the table above.

Pro Forma Results
     Pro forma consolidated statements of operations information has not been presented because Quantum’s financial results are not material to the Company’s condensed consolidated statements of operations in the three and six months ended June 30, 2008.
Note 3 INVESTMENTS
     Investments at June 30, 2008 and December 31, 2007 primarily are comprised of corporate equity securities, U.S. and foreign corporate debt securities, guaranteed variable annuities and auction-rate securities.
     All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders’ equity on the condensed consolidated balance sheets and as a component of accumulated other comprehensive income. Gross realized gains or losses are recorded based on the specific identification method. During both the three and six months ended June 30, 2008, the Company’s gross realized gain on short-term investments was $1,408. The carrying amount of the Company’s investments is shown in the table below:

	June 30, 2008		December 31, 2007
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
Corporate equity securities	$87	$177	$87	$1,542
Auction-rate securities	19,100	18,550	29,075	29,075
Corporate debt securities and other obligations	24,319	25,583	23,817	25,200

	$43,506	$44,310	$52,979	$55,817

Unrealized gains	1,668		2,900
Unrealized losses	(864)		(62)

Net unrealized gains	804		2,838

Fair value	$44,310		$55,817

Amount included in short-term investments		$21,786		$55,817
Amount included in other assets		22,524		—

		$44,310		$55,817

     At June 30, 2008, the Company had unrealized losses on auction-rate securities of $550. The Company does not believe that the impairment is “other than temporary” due to its intent and ability to hold the securities until they can be liquidated at par value. In the three and six months ended June 30, 2008 the auctions for the Company’s auction-rate securities have failed and as a result, the securities have become illiquid. The Company concluded that $17,987 of these securities are unlikely to be liquidated within the next twelve months and classified these securities as long-term investments, which is included in other assets on the condensed consolidated balance sheets.
     Contractual maturities (at book value) of debt securities as of June 30, 2008 were as follows:

(in thousands)
Due within one year	$16,874
Due in 1-5 years	8,020
Due in 5-10 years	—
Due after 10 years	18,525

Total	$43,419

     Atmel has classified all investments (excluding auction-rate securities unless scheduled for redemption) with maturity dates of 90 days or more as short-term as it has the ability to redeem them within the year.
Note 4 INTANGIBLE ASSETS, NET
     Intangible assets, net, consisted of technology licenses and acquisition-related intangible assets as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)
Core/licensed technology	$84,598	$102,906
Accumulated amortization	(67,039)	(83,354)

Total technology licenses	17,559	19,552

Acquisition-related intangible assets	31,085	—
Accumulated amortization	(2,565)	—

Total acquisition-related intangible assets	28,520	—

Total intangible assets, net	$46,079	$19,552

     Amortization expense for technology licenses in the three and six months ended June 30, 2008 totaled $1,094 and $2,187 respectively and in the three and six months ended June 30, 2007 totaled $1,408 and $2,601, respectively. See Note 2 for discussion of amortization of acquisition-related intangible assets in the three and six months ended June 30, 2008.
     The following table presents the estimated future amortization of the technology licenses and acquisition-related intangible assets:

	Technology	Acquisition-Related
	Licenses	Intangible Assets	Total
Years Ending December 31:	(in thousands)
2008 (July 1 through December 31)	$2,160	$3,140	$5,300
2009	4,237	6,281	10,518
2010	3,912	6,281	10,193
2011	3,224	5,952	9,176
2012	3,221	5,886	9,107
Thereafter	805	980	1,785

Total future amortization	$17,559	$28,520	$46,079

Note 5 BORROWING ARRANGEMENTS
     Information with respect to Atmel’s debt and capital lease obligations as of June 30, 2008 and December 31, 2007 is shown in the following table:

	June 30,	December 31,
	2008	2007
	(in thousands)
Various interest-bearing notes and term loans	$4,170	$6,221
Bank lines of credit	125,000	125,000
Capital lease obligations	23,125	31,658

Total	$152,295	$162,879
Less: current portion of long-term debt and capital lease obligations	(133,654)	(142,471)

Long-term debt and capital lease obligations due after one year	$18,641	$20,408

     Maturities of long-term debt and capital lease obligations are as follows:

Years Ending December 31:	(in thousands)
2008 (July 1 through December 31)	$131,605
2009	7,579
2010	6,395
2011	5,389
2012	1,286
Thereafter	2,920

155,174
Less: amount representing interest	(2,879)

Total	$152,295

     On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165,000 with certain European lenders. This facility is secured by the Company’s non-U.S. trade receivables. At June 30, 2008, the amount available under this facility was $120,035 based on eligible non-U.S. trade receivables, of which $100,000 was outstanding. Borrowings under the facility bear interest at LIBOR plus 2% per annum (approximately 5.3% at June 30, 2008), while the undrawn portion is subject to a commitment fee of 0.375% per annum. The outstanding balance is subject to repayment in full on the last day of its interest period (every two months). The terms of the facility subject the Company to certain financial and other covenants and cross-default provisions. The Company was in compliance with its covenants as of June 30, 2008. Commitment fees and amortization of up-front fees paid related to the facility in the three and six months ended June 30, 2008 totaled $339 and $665, respectively, and in the three and six months ended June 30, 2007 totaled $324 and $726, respectively, and are included in interest and other (expenses) income, net, in the condensed consolidated statements of operations. The outstanding balance under this facility is classified as bank lines of credit in the summary debt table.
     In December 2004, the Company established a $25,000 revolving line of credit with a domestic bank, which has been extended until September 2008. The interest rate on the revolving line of credit is either the domestic bank’s prime rate or LIBOR plus 2% (approximately 5.3% at June 30, 2008). In September 2005, the Company obtained a $15,000 term loan from the same bank. This term loan matures in September 2008. The interest rate on this term loan is LIBOR plus 2.25% (approximately 5.6% at June 30, 2008). The revolving line of credit is secured by the Company’s U.S. trade receivables. Both the revolving line of credit and term loans require the Company to meet certain financial ratios and to comply with other covenants on a periodic basis. The Company was in compliance with its covenants as of June 30, 2008. As of June 30, 2008, the full $25,000 of the revolving line of credit and $1,250 of the term loan was outstanding and are classified as bank lines of credit and interest bearing note in the summary debt table, respectively.
     In February 2005, the Company entered into an equipment financing arrangement in the amount of Euro 40,685 ($54,005) which is repayable in quarterly installments over three years. The stated interest rate is EURIBOR plus 2.25%. This equipment financing was collateralized by the financed assets. The balance outstanding under the arrangement had been repaid in the quarter ended March 31, 2008. The outstanding balance as of December 31, 2007 of $5,250 was classified as capital lease obligations in the summary debt table.
     Of the Company’s remaining $26,045 in outstanding debt obligations as of June 30, 2008, $23,125 are classified as capital leases and $2,920 as interest bearing notes in the summary debt table.
     Included within the Company’s outstanding debt obligations are $145,316 of variable-rate debt obligations where the interest rates are based on either the LIBOR index plus a spread ranging from 2.0% to 2.25% or the short-term EURIBOR index plus a spread ranging from 0.9% to 2.25%. Approximately $126,250 of the Company’s total debt obligations have cross default provisions.
Note 6 STOCK-BASED COMPENSATION
Option and Employee Stock Purchase Plans
     Atmel has one stock option plan — the 2005 Stock Plan (an amendment and restatement of the 1996 Stock Plan). The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of June 30, 2008, of the 114,000 shares authorized for issuance under the 2005 Stock Plan, 62,538 shares of common stock remain available for grant. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.
     Activity under Atmel’s 2005 Stock Plan is set forth below:

			Outstanding Options
				Weighted-
			Exercise	Average
	Available	Number of	Price	Exercise Price
	for Grant	Options	per Share	per Share
	(in thousands, except per share data)
Balances, December 31, 2007	6,104	30,782	$1.68-$24.44	$5.81
Restricted stock units granted	(635)	—	—	—
Options granted	(1,463)	1,463	3.27-3.41	3.31
Options cancelled/expired/forfeited	963	(963)	1.98-21.47	5.35
Options exercised	—	(303)	3.00-4.32	2.09

Balances, March 31, 2008	4,969	30,979	$1.68-24.44	$5.73
Authorized additional available for grant	58,000	—	—	—
Restricted stock units issued	(138)	—	—	—
Adjustments for restricted stock units issued	(107)
Options granted	(1,258)	1,258	3.24-4.37	3.58
Options cancelled/expired/forfeited	1,072	(1,072)	1.98-20.19	7.97
Options exercised	—	(595)	1.77-3.70	2.36

Balances, June 30, 2008	62,538	30,570	$1.68-24.44	$5.63

     Restricted stock units are granted from the pool of options available for grant. On May 14, 2008, the Company’s shareholders approved an amendment to its 2005 Stock Plan whereby every share underlying restricted stock, restricted stock units, and stock purchase right issued on or after May 14, 2008 will be counted against the numerical limit for shares available for grant as 1.78 shares in the table above. If shares issued pursuant to any restricted stock, restricted stock units, and stock purchase rights are forfeited or repurchased by the Company and would otherwise return to the 2005 Stock Plan, 1.78 times the number of shares will return to the plan and will again become available for issuance. The Company issued 138 restricted stock units from May 14, 2008 to June 30, 2008, resulting in a reduction of 245 restricted stock units from the 2005 Stock Plan.
     Stock options exercised in the three and six months ended June 30, 2008 had an aggregate exercise price of $1,403 and $2,037, respectively. There were 224 stock options exercised for both the three and six months ended June 30, 2007 and had an aggregate intrinsic $616.
Restricted Stock Units

Number of
Shares
(in thousands)
Balances, December 31, 2007	3,968
Units issued	635
Units vested	(88)

Balances, March 31, 2008	4,515
Units issued	138
Units vested	(63)

Balances, June 30, 2008	4,590

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
		Weighted Average		Weighted Average
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
(in thousands, except per share data)
Restricted stock units issued	138	$4.37	773	$3.51
     During the three and six months ended June 30, 2008, 63 and 151 units of restricted stock vested, respectively. These vested units had a weighted-average fair value of $4.01 and $3.62, respectively, on the vesting dates. As of June 30, 2008, total unearned stock-based compensation related to nonvested restricted stock units previously granted was approximately $30,040, excluding forfeitures, and is expected to be recognized over a weighted-average period of 3.48 years. The Company has also committed to issue 2,403 of restricted stock units to certain employees in the remainder of 2008 (see Note 8 for further discussion). No restricted stock units were issued or vested in the three and six months ended June 30, 2007.
     The following table summarizes the stock options outstanding at June 30, 2008:

Options Outstanding					Options Exercisable
(in thousands, except for price and term data)
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Term (years)	Price	Value	Exercisable	Term (years)	Price	Value
$1.68 - $2.81	3,058	4.69	$2.18	$3,985	2,824	4.49	$2.15	$3,744
2.85 - 3.32	4,325	8.26	3.27	903	1,307	7.12	3.25	297
3.33 - 4.70	1,430	6.34	4.17	2	659	3.28	3.98	2
4.74 - 4.74	3,219	9.10	4.74	—	596	9.13	4.74	—
4.77 - 4.92	3,186	8.56	4.90	—	911	8.25	4.89	—
4.95 - 5.73	4,205	8.09	5.48	—	1,526	7.70	5.46	—
5.75 - 6.27	2,995	5.35	5.83	—	2,098	4.57	5.82	—
6.28 - 6.28	3,386	8.39	6.28	—	1,063	8.46	6.28	—
6.47 - 12.13	3,354	3.19	8.59	—	3,343	3.18	8.60	—
12.47 - 24.44	1,412	1.88	16.81	—	1,412	1.88	16.81	—

	30,570	6.79	$5.63	$4,890	15,739	5.13	$6.35	$4,043

     During the three and six months ended June 30, 2008, the number of stock options that were exercised was 595 and 898, respectively, which had an intrinsic value of $1,131 and $1,533, respectively. During the three and six months ended June 30, 2007, the number of stock options exercised totaled 224 in both periods, which had an intrinsic value of $655 in both periods.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.41%	5.02%	2.91%	4.75%
Expected life (years)	5.39	5.98	5.39	5.98
Expected volatility	55%	61%	55%	63%
Expected dividend yield	—	—	—	—
     The Company’s weighted-average assumptions in the three and six months ended June 30, 2008 and 2007 were determined in accordance with SFAS No. 123R and are further discussed below.
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
     The weighted-average estimated fair values of options granted in the three and six months ended June 30, 2008 were $1.88 and $1.78, respectively. The weighted-average estimated fair values of options granted in the three and six months ended June 30, 2007 were $3.42 and $3.60, respectively.
Employee Stock Purchase Plan
     Under the 1991 Employee Stock Purchase Plan (“ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to 10 percent of an employee’s eligible compensation. There were 1,161 shares purchased under the ESPP in the six months ended June 30, 2008 at an average price of $3.14 per share. Of the 42,000 shares authorized for issuance under this plan, 8,159 shares were available for issuance at June 30, 2008. There were no shares purchased under the ESPP in the three months ended June 30, 2008 and in the three and six months ended June 30, 2007.
     The fair value of each purchase under the ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. The following assumptions were utilized to determine the fair value of the Company’s ESPP shares:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2008
Risk-free interest rate	2.07%	2.07%
Expected life (years)	0.50	0.50
Expected volatility	40%	40%
Expected dividend yield	—	—
     The weighted-average fair value of the rights to purchase shares under the ESPP for offering periods started in the six months ended June 30, 2008 was $0.67. No offering periods started in the three months ended June 30, 2008. Cash proceeds for the issuance of shares under the ESPP was $3,643 in the six months ended June 30, 2008.

     The components of the Company’s stock-based compensation expense, net of amounts capitalized in or liquidated from inventory, in the three and six months ended June 30, 2008 and 2007, are summarized below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(in thousands)
Employee stock options	$3,631	$3,279	$7,374	$6,554
Employee stock purchase plan	447	—	894	—
Restricted stock units	2,251	—	4,446	—
Amounts (capitalized in) liquidated from inventory	24	24	(54)	59

	$6,353	$3,303	$12,660	$6,613

     SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation expense incurred in the three and six months ended June 30, 2008 and 2007, as the Company believes it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.
     The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchases under SFAS No. 123R in the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(in thousands)
Cost of revenues	$984	$475	$1,821	$1,001
Research and development	2,766	709	5,510	1,489
Selling, general and administrative	2,603	2,119	5,329	4,123

Total stock-based compensation expense, before income taxes	6,353	3,303	12,660	6,613
Tax benefit	—	—	—	—

Total stock-based compensation expense, net of income taxes	$6,353	$3,303	$12,660	$6,613

     There was no non-employee stock-based compensation expense in the three and six months ended June 30, 2008 and 2007.
     As of June 30, 2008, total unearned compensation expense related to nonvested stock options was approximately $32,623, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.6 years.
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
     The components of accumulated other comprehensive income at June 30, 2008 and December 31, 2007, net of tax, are as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)
Foreign currency translation	$184,536	$149,127
Actuarial gains related to defined benefit pension plans	1,694	1,175
Net unrealized gains on investments	804	2,838

Total accumulated other comprehensive income	$187,034	$153,140

     The components of comprehensive income in the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(in thousands)
Net (loss) income	$(4,907)	$678	$1,881	$29,618

Other comprehensive income:
Foreign currency translation adjustments	(1,925)	10,206	35,409	14,273
Actuarial gain related to defined benefit pension plans	756	1,281	519	2,870
Unrealized losses on investments	(1,028)	(53)	(2,034)	(46)

Other comprehensive (loss) income	(2,197)	11,434	33,894	17,097

Total comprehensive (loss) income	$(7,104)	$12,112	$35,775	$46,715

     Foreign currency translation adjustments decreased by $1,925 in the three months ended June 30, 2008, compared to an increase of $10,206 in the three months ended June 30, 2007. Foreign currency translation adjustments increased by $35,409 in the six months ended June 30, 2008, compared to an increase of $14,273 in the six months ended June 30, 2007. The increase in the six months ended June 30, 2008, compared to June 30, 2007, was primarily due to translation adjustments resulting from the significant change in the Euro/U.S. Dollar exchange rate.
Note 8 COMMITMENTS AND CONTINGENCIES
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
Purchase Commitments

     At June 30, 2008, the Company had outstanding capital purchase commitments of $3,096. The Company also has a supply agreement obligation with a subsidiary of XbyBus SAS, a French corporation of $4,221 for wafer purchases through the remainder of 2008.
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
     In August 2006, the Company received Information Document Requests from the Internal Revenue Service (“IRS”) regarding the Company’s investigation into misuse of corporate travel funds and investigation into backdating of stock options. The Company cannot predict how long it will take or how much more time and resources it will have to expend to resolve these government inquiries, nor can the Company predict the outcome of them. Other IRS matters are discussed in the section regarding Income Tax Contingencies.
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
     The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. On defendants’ motions, this consolidated amended complaint was dismissed with leave to amend, and a second consolidated amended complaint was filed in August 2007. Atmel and the individual defendants have each moved to dismiss the second consolidated amended complaint on various grounds. The motions have been argued and taken under submission by the Court. On February 20, 2008, a seventh stockholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California, which alleges the same causes of action as alleged in the second consolidated amended complaint. This seventh suit was consolidated with the already-pending consolidated federal action and was served on the Company on May 5, 2008. The state derivative cases have also been consolidated. In April 2007, a consolidated derivative complaint was filed in the state court action, and the Company moved to stay it. The court granted Atmel’s motion to stay on June 14, 2007. In June 2008, the federal district court denied the Company’s motion to dismiss for failure to make a demand on the board, and granted in part and denied in part motions to dismiss filed by the individual defendants. The Company is considering appropriate action in light of the Court’s ruling.
     In October 2006, an action was filed in First Instance labour court, Nantes, France on behalf of 46 former employees of Atmel’s Nantes facility, claiming that the sale of the Nantes facility to MHS (XbyBus SAS) in December 2005 was not a valid sale, and that these employees should still be considered employees of Atmel, with the right to claim social benefits from Atmel. The action is for unspecified damages. A hearing took place in October 2007 and in February 2008, to the Court announced that it will appoint an additional, professional judge to decide the matter. Atmel repleaded this matter in June 2008. On July 24, 2008, the Court issued an oral ruling in favor of the Company denying the claim for social benefits. Atmel believes that the filing of this action is without merit and intends to vigorously defend this action.
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
     In March 2006, Atmel filed suit against AuthenTec in the United States District Court, Northern District of California, San Jose Division, alleging infringement of U.S. Patent No. 6,289,114, and on November 1, 2006, Atmel filed a First Amended Complaint adding claims for infringement of U.S. Patent No. 6,459,804 (the “‘804 Patent”). In November 2006, AuthenTec answered denying liability and counterclaimed seeking a declaratory judgment of non-infringement and invalidity, its attorneys’ fees and other relief. In April 2007,

AuthenTec filed an action against Atmel for declaratory relief in the United States District Court for the Middle District of Florida that the patents asserted against it by Atmel in the action pending in the Northern District of California are neither infringed nor valid, and amended that complaint in May 2007 to add claims for declaratory relief that the ‘804 Patent is unenforceable, alleged interference with business relationships, and abuse of process. AuthenTec sought declaratory relief and unspecified damages. On June 25, 2007, the action pending in the Middle District of Florida was transferred to the Northern District of California, and has been related to the action Atmel filed. On July 3, 2007, Atmel filed an answer to the claims for declaratory relief that the patents were neither valid nor infringed, and also added counterclaims of infringement. Also on July 3, 2007, Atmel moved to dismiss the remaining claims for declaratory relief that the ‘804 Patent is unenforceable, alleged interference with business relationships, and alleged abuse of process. On August 2, 2007, the parties agreed to the dismissal with prejudice of AuthenTec’s claims for alleged interference with business relationships and alleged abuse of process. The parties also agreed to grant AuthenTec leave to amend its counterclaim to add the claim for alleged unenforceability of the ‘804 Patent. In early 2008, the parties each filed motions seeking summary judgment, and by Order dated May 5, 2008, the Court granted AuthenTec’s motion for summary judgment of noninfringement. On July 14 2008, the parties filed a stipulation and proposed order of conditional dismissal.
     On September 28, 2007, Matheson Tri-Gas filed suit in Texas state court in Dallas County against the Company. Plaintiff alleges a claim for breach of contract for alleged failure to pay minimum payments under a purchase requirements contract. Matheson seeks unspecified damages, pre- and post-judgment interest, attorneys’ fees and costs. In late November 2007, Atmel filed its answer denying liability. In July 2008, the Company filed an amended answer, counterclaim and cross claim seeking among other things a declaratory judgment that a termination agreement has cut off any claim by Matheson for additional payments. The Company believes that Matheson’s claims are without merit and intends to vigorously defend this action.
     On January 23, 2008, Isamtek MG (1999) Ltd filed suit in the District Court in Petach Tikva, Israel against Atmel SARL and two other defendants. Isamtek has alleged that Atmel breached its distributor agreement with Isamtek and has alleged a breach of duty of care in tort and interference with contractual by the other defendants. Isamtek seeks monetary and declaratory relief as well as presentation of accounts.
     On December 21, 2005, the Company’s recently-acquired subsidiary Quantum Research Group, Ltd (“QRG”) filed suit against Apple Computer Company, Inc. (“Apple”) and Fingerworks, Ltd (“Fingerworks”) in the United States District Court for the District of Maryland, alleging infringement of U.S. Patent No. 5,730,165 (“the ‘165 Patent”) and, on May 11, 2006, QRG filed an Amended Complaint adding Cypress Semiconductor/MicroSystems, Inc. (“Cypress”) as a defendant and asserting additional claims for Defamation, False Light, and Unfair Competition against Cypress. On or about July 31, 2006, Apple and Fingerworks each filed its Answer denying infringement and asserting counterclaims seeking a declaratory judgment of non-infringement and invalidity, as well as an award of costs and attorneys’ fees under 35 U.S.C. Section 285. On or about December 14, 2006, Cypress filed its Answer denying infringement, denying the counts alleging Defamation, False Light, and Unfair Competition, and asserting counterclaims seeking a declaratory judgment of non-infringement and invalidity, as well as an award of costs and attorneys’ fees under 35 U.S.C. Section 285. On June 7, 2007, the Court issued its claim construction ruling and an Order invalidating certain asserted claims of the ‘165 Patent. In November 2007, Defendants filed a motion for summary judgment of non-infringement and invalidity of the remaining asserted claims of the ‘165 Patent. At that time, QRG filed a motion for summary judgment of infringement of claim 50 of the ‘165 patent. These motions, along with various procedural and evidentiary motions, are pending. Based upon a Stipulation by the parties, the trial date for this action was extended to October 27, 2008, to facilitate settlement discussions.
     From time to time, the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.
Other Contingencies
     The Company is investigating a transaction from 2001 involving its Greek subsidiary (which was substantially shut down in 2007). The transaction appears to have been with an entity that was not a legitimate third-party vendor, and may have been entered into for an inappropriate purpose. The Company’s investigation of the circumstances surrounding the transaction is ongoing, and it has voluntarily disclosed the existence of its investigation to the Department of Justice and the Securities and Exchange Commission. At this time, the Company cannot predict whether an inquiry will be initiated by either or both parties of these agencies or what the outcome of any inquiry will be.
     For products and technology exported from the U.S. or otherwise subject to U.S. jurisdiction, the Company is subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the International Traffic in Arms Regulations

(“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the Office of Foreign Assets Control (“OFAC”), U.S. Department of the Treasury. Under these laws, we are responsible for obtaining all necessary licenses or other approvals, if required, for exports of hardware, technical data, and software, or for the provision of technical assistance. We are also required to obtain export licenses, if required, prior to transferring technical data or software to foreign persons. A determination by the U.S. government that the Company has failed to comply with one or more of these export control laws or trade sanctions could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from U.S. participation in government contracts. Any one or more of these sanctions could have a material adverse effect on the Company’s business, financial condition and results of operations.
Income Tax Contingencies
     In 2005, the Internal Revenue Service (“IRS”) completed its audit of the Company’s U.S. income tax returns for the years 2000 and 2001 and has proposed various adjustments to these income tax returns, including carry back adjustments to 1996 and 1999. In January 2007, after subsequent discussions with the Company, the IRS revised its proposed adjustments for these years. The Company has protested these proposed adjustments and is currently addressing the matter with the IRS Appeals Division.
     In May 2007, the IRS completed its audit of the Company’s U.S. income tax returns in the years 2002 and 2003 and has proposed various adjustments to these income tax returns. The Company has protested all of these proposed various adjustments and is currently addressing the matter with the IRS Appeals Division.
     The income tax returns for the Company’s subsidiary in Rousset, France in the 2003, 2004 and 2005 tax years are currently under examination by the French tax authorities. The examination has resulted in an income tax assessment and the Company is currently pursuing administrative appeal of the assessment. While the Company believes the resolution of this matter will not have a material adverse impact on its results of operations, cash flows, or financial position, the outcome is subject to uncertainty.
     In addition, the Company has tax audits in progress various foreign jurisdictions.
     While the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, cash flows or financial position, the outcome is subject to uncertainties. The Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the condensed consolidated statements of operations. Income taxes and related interest and penalties due for potential adjustments may result from the resolution of these examinations, and examinations of open U.S. federal, state and foreign tax years.
     The Company’s income tax calculations are based on application of the respective U.S. Federal, state or foreign tax law. The Company’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due.
Employment Agreements
     The Company has agreements with certain employees providing for both cash bonuses and issuance of restricted stock units. As of June 30, 2008, the Company has a commitment for future payments of $3,464 in bonus and related payroll taxes and to issue 2,403 RSUs under these agreements.
     Product Warranties
     The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The majority of products are generally covered by a warranty typically ranging from 90 days to two years.
     The following table summarizes the activity related to the product warranty liability during the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
		(in thousands)
Balance at beginning of period	$6,521	$5,327	$6,789	$4,773
Accrual for warranties during the period, net of change in estimates	1,927	1,343	3,408	3,598
Actual costs incurred	(1,644)	(1,352)	(3,393)	(3,053)

Balance at end of period	$6,804	$5,318	$6,804	$5,318

     Product warranty liability is included in accrued and other liabilities on the condensed consolidated balance sheets.
Guarantees
     During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of June 30, 2008, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements is approximately $13,774. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.
Note 9 INCOME TAXES
     In the three and six months ended June 30, 2008, the Company recorded an income tax provision of $4,296 and $7,494, respectively, compared to an income tax provision of $7,067 and a income tax benefit of $8,097 in the three and six months ended June 30, 2007, respectively.
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
     Other than the items noted as follows, there were no significant changes in estimates or provision for income taxes in the six months ended June 30, 2008:
     The sale of assets and restructuring charges of a foreign subsidiary as well as in-process research and development costs of Quantum Research Group were treated as discrete events in the six months ended June 30, 2008. Due to a full valuation allowance position in these jurisdictions, there is no tax expense impact associated with these discrete events in this quarter.
     At December 31, 2007, there was no provision for U.S. income tax for undistributed earnings, as it was the Company’s intention to reinvest these earnings indefinitely in operations outside the U.S. For 2008, the Company determined that it would require a transfer of funds to the U.S. from select foreign subsidiaries. As such, for 2008, the Company changed its position to no longer assert permanent reinvestment of undistributed earnings for certain foreign entities which is expected to increase the Company’s tax provision in 2008 by approximately $6,113.
     During the quarter ended March 31, 2008, the Company recognized a tax benefit of $3,223 resulting from the refund of unutilized French research tax credits for its 2003 fiscal year, which was received during the quarter. On July 2, 2008, the Company received $6,610 resulting from the refund of French research tax credits in the 2004 fiscal year. This tax benefit will be recognized in the fiscal quarter ending September 30, 2008.
     In 2005, the Internal Revenue Service (“IRS”) completed its audit of the Company’s U.S. income tax returns in the 2000 and 2001 fiscal years. In January 2007, after subsequent discussions with the Company, the IRS revised its proposed adjustments for these years. The Company has protested these proposed adjustments and is currently addressing the matter with the IRS Appeals Division.
     In May 2007, the IRS completed its audit of the Company’s U.S. income tax returns in the years 2002 and 2003 fiscal years and has proposed various adjustments to these income tax returns. The Company has protested all of these proposed adjustments and is currently addressing the matter with the IRS Appeals Division.

     In addition, the Company has tax audits in progress in various foreign jurisdictions. The Company has accrued taxes, and related interest and penalties that may be due upon the ultimate resolution of these examinations and for other matters relating to open tax years in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).
     While the Company believes that the resolution of these audits is not expected to have a material adverse impact on the Company’s results of operations, cash flows or financial position, the outcome is subject to uncertainties. Should the Company be unable to reach agreement with the tax authorities on the various proposed adjustments, there exists the possibility of an adverse material impact on the results of the operations, cash flows and financial position of the Company.
     On January 1, 2007, the Company adopted FIN 48. Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At December 31, 2007, the Company had $166,180 of unrecognized tax benefits. During the six months ended June 30, 2008, the Company had changes in unrecognized tax benefits for receipt of $3,223 tax refund for French research tax credits as noted above. Additionally, during the current quarter, as a result of ongoing discussions with foreign tax authorities related to open audits, the Company remeasured its FIN 48 reserve amounts and recorded an adjustment to unrecognized tax benefits of $20,500. This adjustment was a decrease to foreign net operating losses with a corresponding adjustment to the valuation allowance. This change had no impact on income tax expense.
     The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Interest and penalties of $3,985 have been expensed in the six months ended June 30, 2008, related to uncertain tax positions.
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
     The aggregate net pension expense relating to the two plan types in the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
		(in thousands)
Service costs-benefits earned during the period	$525	$504	$1,073	$1,295
Interest cost on projected benefit obligation	759	525	1,495	1,211
Amortization of actuarial loss	41	140	99	183

Net pension cost	$1,325	$1,169	$2,667	$2,689

     Interest cost on projected benefit obligation increased to $759 and $1,495 in the three and six months ended June 30, 2008, respectively, from $525 and $1,211 in the three and six months ended June 30, 2007, respectively, primarily due to an increase in interest rates in Germany to 6.4% in the three and six months ended June 30, 2008, compared to 5.3% in the three and six months ended June 30, 2007.
     The Company made $460 of benefit payments during the six months ended June 30, 2008. The Company expects to make $1,664 in benefit payments in 2008.
     The Company’s pension liability represents the present value of estimated future benefits to be paid. With respect to the Company’s unfunded plans in Europe, during 2008, an increase in inflation rate assumptions used to calculate the present value of the pension obligation resulted in an increase in the pension liability of $181. This increase in liability was offset in part by an increase in discount rate. This resulted in a decrease of $756, net of tax, to accumulated other comprehensive income in stockholders’ equity in the condensed consolidated balance sheets during the six months ended June 30, 2008, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”
Note 11 OPERATING AND GEOGRAPHICAL SEGMENTS
     The Company designs, develops, manufactures and sells a wide range of semiconductor integrated circuit products. The segments represent management’s view of the Company’s businesses and how it allocates Company resources and measures performance of its major components. In addition, each segment consists of product families with similar requirements for design, development and marketing. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits. Atmel’s four reportable segments are as follows:
•	Application specific integrated circuit (“ASIC”) segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of applications. This segment also encompasses a range of products which provide security for digital data, including smart cards for mobile phones, set top boxes, banking and national identity cards. The Company also develops customer specific ASICs, some of which have military applications. This segment also includes products with military and aerospace applications.

•	Microcontrollers segment includes a variety of proprietary and standard microcontrollers, the majority of which contain embedded nonvolatile memory and integrated analog peripherals. This segment also includes products with military and aerospace applications. In the six months ended June 30, 2008, the Company acquired Quantum. Results from the acquired operations are considered complementary to sales of microcontroller products and are included in this segment.

•	Nonvolatile Memories segment consists predominantly of serial interface electrically erasable programmable read-only memory (“SEEPROM”) and serial interface Flash memory products. This segment also includes parallel interface Flash memories as well as mature parallel interface EEPROM and EPROM devices. This segment also includes products with military and aerospace applications.

•	Radio Frequency (“RF”) and Automotive segment includes products designed for the automotive industry. This segment produces and sells wireless and wired devices for industrial, consumer and automotive applications and it also provides foundry services which produce radio frequency products for the mobile telecommunications market.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on revenues and income or loss from operations excluding acquisition-related charges, charges for (credits from) grant repayments, restructuring charges (credits) and losses (gains) on sale of assets. Interest and other expenses, net, nonrecurring gains and losses, foreign exchange gains and losses and income taxes are not measured by operating segment.
     The Company’s wafer manufacturing facilities fabricate integrated circuits for segments as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. Because segments are defined by the products they design and sell, they do not make sales to each other. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance. The Company’s net revenues and segment (loss) income from operations for each reportable segment in the three and six months ended June 30, 2008 and 2007 are as follows:
Information about Reportable Segments

		Micro-	Nonvolatile	RF and
	ASIC	Controllers	Memories	Automotive	Total
			(in thousands)
Three months ended June 30, 2008
Net revenues from external customers	$120,514	$142,709	$87,695	$69,990	$420,908
Segment (loss) income from operations	(5,443)	12,754	9,530	(106)	$16,735
Three months ended June 30, 2007
Net revenues from external customers	$124,518	$110,619	$89,112	$79,998	$404,247
Segment (loss) income from operations	(14,103)	5,126	13,643	(171)	$4,495

		Micro-	Nonvolatile	RF and
	ASIC	Controllers	Memories	Automotive	Total
			(in thousands)
Six months ended June 30, 2008
Net revenues from external customers	$235,553	$273,369	$182,688	$140,535	$832,145
Segment (loss) income from operations	(11,651)	22,154	19,695	2,652	$32,850
Six months ended June 30, 2007
Net revenues from external customers	$235,495	$218,641	$175,140	$166,284	$795,560
Segment (loss) income from operations	(22,861)	8,262	23,204	10,469	$19,074
          Reconciliation of Segment Information to Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
		(in thousands)
Total segment income from operations	$16,735	$4,495	$32,850	$19,074
Unallocated amounts:
Acquisition-related charges	(6,709)	—	(10,420)	—
Charges for grant repayments	(292)	—	(173)	—
Restructuring (charges) credits	(8,676)	2,640	(36,584)	858
(Loss) gain on sale of assets	(810)	—	29,948	—

Consolidated income from operations	$248	$7,135	$15,621	$19,932

     Geographic sources of revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
		(in thousands)
United States	$56,381	$56,212	$117,778	$105,998
Germany	67,357	54,328	131,361	111,201
France	43,158	38,518	80,982	76,441
United Kingdom	5,485	9,628	10,635	16,620
Japan	19,404	25,940	43,956	47,939
China, including Hong Kong	95,008	87,386	181,598	170,268
Singapore	27,602	38,761	58,919	83,979
Rest of Asia-Pacific	59,673	49,184	115,047	93,024
Rest of Europe	41,206	39,437	79,979	80,759
Rest of the World	5,634	4,853	11,890	9,331

Total net revenues	$420,908	$404,247	$832,145	$795,560

     Net revenues are attributed to countries based on delivery locations.
     No single customer accounted for more than 10% of net revenues in the three and six months ended June 30, 2008 and 2007.
     Locations of long-lived assets as of June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)
United States	$133,326	$137,334
Germany	39,693	34,337
France	256,276	268,358
United Kingdom	11,645	106,651
Asia-Pacific	32,213	28,541
Rest of Europe	16,524	17,756

Total	$489,677	$592,977

     Excluded from the table above for June 30, 2008 and December 31, 2007 are auction rate securities of $17,987 and $0, respectively, which are included in other assets on the condensed consolidated balance sheets. Also excluded from the table above as of June 30, 2008 and December 31, 2007 are goodwill of $63,316 and $0, respectively, intangible assets of $46,079 and $19,552, respectively, and deferred tax assets of $6,023 and $5,006, respectively.
Note 12 LOSS (GAIN) ON SALE OF ASSETS
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
North Tyneside, United Kingdom, and Heilbronn, Germany, Facilities
     On October 8, 2007, the Company entered into definitive agreements to sell certain wafer fabrication equipment and land and buildings at North Tyneside to TSMC and Highbridge for a total of approximately $124,000. The disposal group previously classified as held for sale included all assets (excluding cash and inventory) and liabilities of the North Tyneside legal entity. Upon entering into the agreements noted above, the Company determined that certain equipment and all of the related liabilities were no longer included in the disposal group as they were not being acquired or assumed by the buyer. As a result, the Company reassessed whether the assets to be sold in this transaction continued to meet the criteria for classification as held for sale as of September 30, 2007. The Company concluded that the assets to be sold under the above agreements were no longer available for immediate sale in their present condition as the terms of the these agreements require the Company to perform significant additional steps, including the dismantling, decommissioning and testing of the wafer fabrication equipment before TSMC will accept transfer of title of the purchased equipment, as well as the delivery of a vacated building to Highbridge. The Company had previously expected to sell the assets in the form of the transfer of the legal entity and then enter into a further supply agreement for product wafers with the buyer. However, the agreements noted above require termination of production efforts in order to deliver assets in the condition specified by the buyers. The Company determined that it needed to continue to operate the facility in order to build sufficient inventory as a result of the closure of the North Tyneside facility, and therefore could not deliver the assets to be sold in the conditions specified in the sales agreements until production activity was concluded, which occurred in February 2008. In accordance with SFAS No. 144, the Company determined in the third quarter of 2007 that the assets to be sold to TSMC and Highbridge did not meet the criteria for assets held for sale and were reclassified as held and used, and measured at the lower of their adjusted carrying amounts or fair values less cost to sell as of December 31, 2007. The Company recognized a loss of $810 and a gain of $30,758 for the sale of the equipment in the three and six months ended June 30, 2008, respectively. The Company received proceeds of $42,951 ($47,414 due to cumulative translation adjustments) from Highbridge for the closing of the real property portion of the transaction in November 2007. The Company vacated the facility in May 2008. The gain recognized in the three months ended March 31, 2008 was primarily related to the $81,849 proceeds the Company received from the sale of its fabrication equipment from its North Tyneside, UK facility.
     The Company announced its intention to sell the fabrication facility in Heilbronn, Germany in December 2006. However, the facility did not meet the criteria for classification as held for sale as of June 30, 2008 and December 31, 2007, due to uncertainties relating to the likelihood of completing the sale within the next twelve months. Long-lived assets of this facility at June 30, 2008 and December 31, 2007 were classified as held and used.
Note 13 RESTRUCTURING CHARGES

     The following table summarizes the activity related to the accrual for restructuring and other charges and loss on sale detailed by event in the three and six months ended June 30, 2008 and 2007, respectively.

	January 1,			Currency	March 31,			Currency	June 30,
	2008			Translation	2008			Translation	2008
	Accrual	Charges	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual
					(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592	(2)

Fourth quarter of 2006
Employee termination costs	1,324	17	(767)	78	652	14	(131)	(1)	534

Fourth quarter of 2007
Employee termination costs	12,759	1,106	(7,527)	559	6,897	325	(7,222)	—	—

Termination of contract with supplier	—	11,636	(493)	780	11,923	570	(10,475)	33	2,051

Other exit related costs	—	15,149	(5,766)	892	10,275	4,974	(14,546)	13	716

Second quarter of 2008
Employee termination costs	—	—	—	—	—	2,793	(591)	4	2,206

Total 2008 activity	$15,675	$27,908	$(14,553)	$2,309	$31,339	$8,676	$(32,965)	$49	$7,099	(1)

	January 1,			Currency	March 31,			Currency	June 30,
	2007			Translation	2007			Translation	2007
	Accrual	Charges	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual
					(in thousands)
Third quarter of 2002

Termination of contract with supplier	$8,896	$—	$(249)	$—	$8,647	$(3,071)	$(3,984)	$—	$1,592
Fourth quarter of 2005

Nantes fabrication facility sale	115	—	—	—	115	(27)	—	—	88

Fourth quarter of 2006
Employee termination costs	7,490	1,782	(1,743)	41	7,570	458	(3,899)	111	4,240

Total 2007 activity	$16,501	$1,782	$(1,992)	$41	$16,332	$(2,640)	$(7,883)	$111	$5,920

(1)	Accrued restructuring charges are classified within accrued and other liabilities on the condensed consolidated balance sheet and are expected to be paid prior to June 30, 2009.

(2)	Relates to contractual obligation subject to litigation.
2008 Restructuring Charges
     In the three and six months ended June 30, 2008, the Company incurred restructuring charges of $8,676 and $36,584, respectively, for restructuring programs initiated prior to January 1, 2008 and initiated in the second quarter of 2008.
     In the three and six months ended June 30, 2008, the Company continued to implement the restructuring initiatives announced in 2006 and 2007 and incurred restructuring charges of $5,883 and $33,791, respectively, related to these earlier initiatives
     The Company incurred restructuring charges related to the signing of definitive agreements in October 2007 to sell certain wafer fabrication equipment and real property at North Tyneside to TSMC and Highbridge. As a result of this action, this facility was closed and all of the employees of the facility were terminated in the three months ended June 30, 2008. During the three and six months ended June 30, 2008, the Company recorded the following restructuring charges:
•	Charges of $339 and $1,462 in the three and six months ended June 30, 2008, respectively, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities” (“SFAS No. 146”).

•	Charges of $4,974 and $20,123 in the three and six months ended June 30, 2008, respectively, related to equipment removal and facility closure costs. After production activity ceased, the Company utilized employees as well as outside services to disconnect fabrication equipment, fulfill equipment performance testing requirements of the buyer, and perform facility decontamination and other facility closure-related activity. Included in these costs are labor costs, facility related costs, outside service provider costs, and legal and other fees. Equipment removal, building decontamination and closure related cost activities were completed as of June 30, 2008.

•	Charges of $570 and $12,206 in the three and six months ended June 30, 2008, respectively, related to contract termination charges, primarily associated with a long term gas supply contract for nitrogen gas utilized in semiconductor manufacturing. The Company is required to pay an early termination penalty including de-installation and removal costs. Other contract termination costs relate to semiconductor equipment support services with minimum payment clauses extending beyond the current period.
     In the three months ended June 30, 2008, the Company began implementing new cost reduction initiatives, primarily targeting manufacturing and research and development labor costs. The Company recorded $2,793, consisting of the following:
•	Charges of $2,571 in the three months ended June 30, 2008 related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146.
•	Charges of $222 in the three months ended June 30, 2008 related to one-time minimum statutory termination benefits recorded in accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS No. 112”).
2007 Restructuring Activities
     In the three and six months ended June 30, 2007, the Company continued to implement the restructuring initiatives announced prior to 2007 and recorded a net restructuring credit of $2,640 and $858, respectively, consisting of the following:
•	Charges of $717 and $2,002 in the three and six months ended June 30, 2007, respectively, related to one-time minimum statutory termination benefits recorded in accordance with SFAS No. 112.

•	Charges of $639 and $1,136 in the three and six months ended June 30, 2007, respectively, related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146.

•	A credit of $898 in the three months ended June 30, 2007 related to changes in estimates of termination benefits originally recorded in accordance with SFAS No. 112.

•	A credit of $3,071 in the three months ended June 30, 2007 related to the settlement of a long-term gas supply contract originally recorded in the third quarter of 2002. On May 1, 2007, in connection with the sale of the Irving, Texas facility, the Company paid $5,600 to terminate this contract, of which $1,700 was reimbursed by the buyer of the facility. The Company paid $84 in monthly payment in the three months ended June 30, 2007.
Note 14 NET (LOSS) INCOME PER SHARE
     Basic and diluted net (loss) income per share is calculated by using the weighted-average number of common shares outstanding during that period. Diluted net income per share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, upon vesting of restricted stock units and contingent issuable shares for all periods. No dilutive potential common shares were included in the computation of any diluted per share amount when a loss from continuing operations was reported by the Company.
     A reconciliation of the numerator and denominator of basic and diluted net (loss) income per share is provided as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
		(in thousands, except per share data)
Net (loss) income	$(4,907)	$678	$1,881	$29,618

Weighted-average shares — basic	445,793	488,916	445,225	488,879
Incremental shares and share equivalents	—	5,328	5,112	5,406

Weighted-average shares — diluted	445,793	494,244	450,337	494,285

Net (loss) income share:
Basic
Net (loss) income per share — basic	$(0.01)	$0.00	$0.00	$0.06

Diluted
Net (loss) income per share — diluted	$(0.01)	$0.00	$0.00	$0.06

     The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net (loss) income per share, as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
		(in thousands)
Employee stock options and restricted stock units outstanding	38,072	31,821	37,870	31,814
Incremental shares and share equivalents	—	(5,328)	(5,112)	(5,406)

Total weighted-average potential shares excluded from per share calculation	38,072	26,493	32,758	26,408

Note 15 INTEREST AND OTHER (EXPENSE) INCOME, NET
     Interest and other (expense) income, net, are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
		(in thousands)
Interest and other income	$4,145	$5,520	$6,552	$10,416
Interest expense	(2,898)	(3,054)	(6,923)	(6,543)
Foreign exchange transaction losses	(2,106)	(1,856)	(5,875)	(2,284)

Total	$(859)	$610	$(6,246)	$1,589

     The increase in foreign transaction losses in the three and six months ended June 30, 2008 was primarily due to the significant change in the Euro/U.S. Dollar exchange rate.
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
Fair Value Hierarchy

     SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.
     The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2008
	Total	Level 1	Level 2	Level 3
		(in thousands)
Assets
Corporate equity securities	$177	$177	$—	$—
Auction-rate securities	18,550	—	—	18,550
Corporate debt securities and other obligations	25,583	—	25,583	—

Total	$44,310	$177	$25,583	$18,550

     The Company’s cash and investment instruments, with the exception of auction-rate securities, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include corporate debt securities and other obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.
     Auction-rate securities are classified within Level 3 as significant assumptions are not observable in the market. During the three and six months ended June 30, 2008, the Company recorded an unrealized gain of $550 and an unrealized loss of $563 relating to decline in the value of auction-rate securities which is recorded as comprehensive loss. There were no realized gains or losses recorded for these auction-rate securities in the three and six months ended June 30, 2008. There were no transfers in or out of Level 3 in the three and six months ended June 30, 2008. The Company does not believe that the impairment is “other than temporary” due to its intent and ability to hold the securities until they can be liquidated at par value. The auction-rate securities were primarily valued based on income approach using an estimate of future cash flows. The assumptions used in preparing these discounted cash flow models included estimates for the amount and timing of future interest and principal payments and the creditworthiness of the issuers. The total amount of assets measured using Level 3 valuation methodologies represented approximately 1% of total assets as of June 30, 2008.
     A summary of the changes in Level 3 assets measured at fair value on a recurring basis is as follows:

			Balance		Sales and	Balance
	Balance	Total Unrealized	March 31,	Total Unrealized	Other	June 30,
	January 1, 2008	Losses	2008	Gains	Settlements	2008
			(in thousands)
Auction-rate securities	$29,057	$(1,113)	$27,944	$550	$(9,944)	$18,550

Total	$29,057	$(1,113)	$27,944	$550	$(9,944)	$18,550

Note 17 SUBSEQUENT EVENTS
     In the six months ended June 30, 2008, the Company’s sales agreements with independent distributors in Europe were accounted for using a “sell-in” revenue recognition model. Sales to these distributors were made under arrangements which did not provide these distributors with allowances such as price protection or rights of return and pricing was fixed at the time of shipment. As such, revenues were recognized upon shipment.
     In June 2008, the Company changed the terms of certain European distributor agreements to allow for price protection and stock rotation rights relating to shipments to distributors after July 1, 2008. In addition, the Company changed its pricing on certain products to follow a “ship-and-debit” model, whereby pricing credits are finalized upon shipment by the distributor to the end customer. Given the uncertainties over finalization of pricing for shipments to these distributors, starting from July 1, 2008, revenues and costs will be deferred until the products are sold by the distributors to the end customers. The Company considers that the sales prices are not “fixed or determinable” upon shipment to these distributors.
     The objective of this conversion is to enable the Company to better manage end-customer pricing, track design registrations, and monitor distribution inventory levels. The Company expects this conversion to result in improved operating results for it and the Company’s distribution partners. The Company estimates that the revenue impact of this one-time event will be to lower revenue in the range of approximately $28 million to $34 million in the three months ending September 30, 2008.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K in the year ended December 31, 2007.
FORWARD LOOKING STATEMENTS
     You should read the following discussion of our financial condition and results of operations in conjunction with our Condensed Consolidated Financial Statements and the related “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2008, our anticipated revenues, the effect of our conversion from a sell-in to a sell-through revenue model for our independent distributors in Europe, by geographic area, operating expenses and liquidity, factory utilization, the effect of our strategic transactions, restructuring and other strategic efforts and our expectations regarding the effects of exchange rates and efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, and in Item 1A — Risk Factors, and elsewhere in this Form 10-Q and similar discussions in our other filings with the SEC, including our Annual Report on Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-Q.

OVERVIEW
     We are a leading designer, developer and manufacturer of a wide range of semiconductor products and intellectual property (IP) products. Our diversified product portfolio includes our proprietary AVR microcontrollers, security and smart card integrated circuits, and a diverse range of advanced logic, mixed-signal, nonvolatile memory and radio frequency devices. Leveraging our broad intellectual property portfolio, we are able to provide our customers with complete system solutions. Our solutions target a wide range of applications in the communications, computing, consumer electronics, storage, security, automotive, military and aerospace markets, and are used in products such as mobile handsets, automotive electronics, GPS systems and batteries.
     We design, develop, manufacture and sell our products. We develop process technologies to ensure our products provide the maximum possible performance. During the three and six months ended June 30, 2008, we manufactured approximately 92% of our products in our own wafer fabrication facilities.
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
     Net revenues increased by 4% to $421 million in the three months ended June 30, 2008, compared to $404 million in the three months ended June 30, 2007. Net revenues increased by 5% to $832 million in the six months ended June 30, 2008, compared to $796 million in the six months ended June 30, 2007. These increases were a result of higher shipments in our Microcontroller segment in the three and six months ended June 30, 2008, primarily driven by growth of our AVR and ARM products, which were partially offset by decreases in net revenues in the RF and Automotive segment in the three and six months ended June 30, 2008 which were primarily related to reduced shipment quantities for BiCMOS foundry products related to communication chipsets for code-division multiple access (“CDMA”) phones.
     Gross margin improved to 36.5% in the three months ended June 30, 2008, compared to 35.0% in the three months ended June 30, 2007. Gross margin improved to 36.0% in the six months ended June 30, 2008 compared to 35.4% in the six months ended June 30, 2007. These improvements were primarily a result of higher factory utilization levels at our Colorado Springs and Rousset, France wafer fabs following closure of our North Tyneside, UK facility and improved mix of higher margin core products, partially offset by unfavorable foreign exchange impact of manufacturing costs in Euros when translated to U.S. dollars.
     Charges related to restructuring, acquisition-related and grant repayment and loss (gain) on sale of assets totaled approximately $16 million and $17 million in the three and six months ended June 30, 2008, respectively, compared to credits of $3 million and $1 million in the three and six months ended June 30, 2007, respectively. During the second quarter of 2008, costs related to the Quantum acquisition totaled $7 million, and exit-related costs to complete the closure of our North Tyneside facility totaled $6 million.
     We generated income from operations of $0.2 million in the three months ended June 30, 2008, compared to $7 million in the three months ended June 30, 2007. Income from operations totaled $16 million in the six months ended June 30, 2008, compared to $20 million in the six months ended June 30, 2007.
     Cash provided by operating activities totaled approximately $10 million in the six months ended June 30, 2008, compared to cash provided by operating activities of $61 million in the six months ended June 30, 2007. At June 30, 2008, our cash, cash equivalents and short-term investments totaled $376 million, down from approximately $430 million at December 31, 2007, primarily due to approximately $93 million invested in the Quantum acquisition and payments of $26 million for fixed assets during the six months ended June 30, 2008. Our total indebtedness decreased to approximately $152 million at June 30, 2008 from $163 million at December 31, 2007.
     We are continuing to evaluate ways to safeguard our ability to compete in the market. In this context, we are commencing a consultation procedure with the works councils in France in relation to potential redundancies in our operations at Rousset, France and Nantes, France. We are also continually reviewing potential changes in our business and asset portfolio throughout our worldwide operations, including those located in Europe in order to enhance our overall competiveness and viability.
Conversion of Distributors in the Quarter Ending September 30, 2008

     In the six months ended June 30, 2008, our sales agreements with independent distributors in Europe were accounted for using a “sell-in” revenue recognition model. Sales to these distributors were made under arrangements which did not provide these distributors with allowances such as price protection or rights of return and pricing was fixed at the time of shipment. As such, revenues were recognized upon shipment.
     In June 2008, we changed the terms of certain European distributor agreements to allow for price protection and stock rotation rights relating to shipments to distributors after July 1, 2008. In addition, we changed our pricing on certain products to follow a “ship-and-debit” model, whereby pricing credits are finalized upon shipment by the distributor to the end customer. Given the uncertainties over finalization of pricing for shipments to these distributors, starting from July 1, 2008, revenues and costs will be deferred until the products are sold by the distributors to the end customers. We consider that the sale prices are not “fixed or determinable” upon shipment to these distributors.
     The objective of this conversion is to enable us to better manage end-customer pricing, track design registrations, and monitor distribution inventory levels. We expect this conversion to result in improved operating results for us and our distribution partners. We estimate that the revenue impact of this one-time event will be to lower revenue in the range of approximately $28 million to $34 million in the three months ending September 30, 2008.
RESULTS OF OPERATIONS

	Three Months Ended				Six Months Ended
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
			(in thousands, except percentage of net revenues)
Net revenues	$420,908	100.0%	$404,247	100.0%	$832,145	100.0%	$795,560	100.0%
Gross profit	153,526	36.5%	141,642	35.0%	299,580	36.0%	281,579	35.4%
Research and development expenses	68,218	16.2%	69,266	17.1%	134,595	16.2%	136,565	17.2%
Selling, general and administrative expenses	68,573	16.3%	67,881	16.8%	132,135	15.9%	125,940	15.8%
Acquisition-related charges	6,709	1.6%	—	—	10,420	1.3%	—	—
Charges for grant repayments	292	0.1%	—	—	173	0.0%	—	—
Restructuring charges (credits)	8,676	2.1%	(2,640)	-0.7%	36,584	4.4%	(858)	-0.1%
Loss (gain) on sale of assets	810	0.2%	—	—	(29,948)	-3.6%	—	—

Income from operations	$248	0.1%	$7,135	1.8%	$15,621	1.9%	$19,932	2.5%

Net Revenues
     Net revenues increased by 4% to $421 million in the three months ended June 30, 2008, compared to $404 million in the three months ended June 30, 2007. Net revenues increased by 5% to $832 million in the six months ended June 30, 2008, compared to $796 million in the six months ended June 30, 2007. These increases were a result of increased shipments in our Microcontroller segment in the three and six months ended June 30, 2008, primarily driven by growth of our AVR and ARM products, which were partially offset by decreases in net revenues in the RF and Automotive segment in the three and six months ended June 30, 2008 , which were primarily related to reduced shipment quantities for BiCMOS foundry products related to communication chipsets for CDMA phones.
Net Revenues — By Operating Segment
     Our net revenues by segment in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 are summarized as follows:

	Three Months Ended
	June 30, 2008	June 30, 2007	Change	% Change
	(in thousands, except for percentages)
ASIC	$120,514	$124,518	$(4,004)	-3%
Microcontroller	142,709	$110,619	32,090	29%
Nonvolatile Memory	87,695	$89,112	(1,417)	-2%
RF and Automotive	69,990	$79,998	(10,008)	-13%

Total net revenues	$420,908	$404,247	$16,661	4%

	Six Months Ended
	June 30, 2008	June 30, 2007	Change	% Change
	(in thousands, except for percentages)
ASIC	$235,553	$235,495	$58	0%
Microcontroller	273,369	218,641	54,728	25%
Nonvolatile Memory	182,688	175,140	7,548	4%
RF and Automotive	140,535	166,284	(25,749)	-15%

Total net revenues	$832,145	$795,560	$36,585	5%

ASIC
     ASIC segment net revenues decreased by 3% or $4 million to $121 million in the three months ended June 30, 2008, compared to $125 million in the three months ended June 30, 2007. ASIC segment net revenues decreased in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to lower shipments for PC crypto memory products of $4 million. ASIC segment net revenues remained flat at $236 million in the six months ended June 30, 2008, compared to $235 million in the six months ended June 30, 2007.
Microcontroller
     Microcontroller segment net revenues increased by 29% or $32 million to $143 million in the three months ended June 30, 2008, compared to $111 million in the three months ended June 30, 2007. Microcontroller segment net revenues increased by 25% or $55 million to $273 million in the six months ended June 30, 2008, compared to $219 million in the six months ended June 30, 2007. The increase in net revenues in the three months ended June 30, 2008, compared to the three months ended June 30, 2007, resulted primarily from increased shipments from sales of products with new customer designs utilizing both our proprietary AVR microcontroller products as well as our ARM-based microcontroller products. AVR microcontroller revenue grew 28% in the three months ended June 30, 2008, while ARM based products grew 48%, compared to the three months ended June 30, 2007. In the six months ended June 30, 2008 AVR microcontroller revenue grew 29% while ARM-based microcontroller products grew 36% when compared to the six months ended June 30, 2007. Revenue for capacitive sensing products acquired from Quantum is included as part of our microcontroller segment.
Nonvolatile Memory
     Nonvolatile memory segment net revenues decreased by 2% or $1 million to $88 million in the three months ended June 30, 2008, compared to $89 million in the three months ended June 30, 2007. Nonvolatile memory segment net revenues increased by 4% or $8 million to $183 million in the six months ended June 30, 2008, compared to $175 million in the six months ended June 30, 2007. The decrease in the three months ended June 30, 2008, compared with the three months ended June 30, 2007 was primarily due to competitive pricing pressures for Serial EEPROM products, offset in part by increased shipments of serial flash memory products. The increase in the six months ended June 30, 2008, compared with the six months ended June 30, 2007 was primarily due to an increase in serial flash memory products of 52% from higher unit volumes, partially offset by a reduction in Serial EEPROM of 2% and other serial flash memory products of 19% from lower pricing. Markets for our nonvolatile memory products are more competitive than other markets we sell in, and as a result, our memory products are subject to greater declines in average selling prices than products in our other segments. Competitive pressures and rapid obsolescence of products are among several factors causing continued pricing declines in 2008. In the third quarter of 2008 we expect a more stable pricing environment, and expect higher unit volumes based on seasonal trends.

RF and Automotive
     RF and Automotive segment net revenues decreased by 13% or $10 million to $70 million in the three months ended June 30, 2008, compared to $80 million in the three months ended June 30, 2007. RF and Automotive segment net revenues decreased by 15% or $26 million to $141 million in the six months ended June 30, 2008, compared to $166 million in the six months ended June 30, 2007. The decreases in net revenues in the RF and Automotive segment in the three and six months ended June 30, 2008 were primarily related to reduced shipment quantities for BiCMOS foundry products related to communication chipsets for CDMA phones partially offset by growth in other automotive products. In the three months ended June 30, 2008, net revenues decreased approximately $12 million for BiCMOS foundry products, partially offset by a $2 million increase in revenue from other automotive products, compared to the three months ended June 30, 2007. In the six months ended June 30, 2007, net revenues decreased approximately $29 million for BiCMOS foundry products, partially offset by a $3 million increase in revenue from other automotive products, compared to the six months ended June 30, 2007.
Net Revenues — By Geographic Area
     Our net revenues by geographic areas in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 are summarized as follows (revenues are attributed to countries based on delivery locations):

	Three Months Ended
	June 30, 2008	June 30, 2007	Change	% Change
	(in thousands, except for percentages)
United States	$56,381	$56,212	$169	0%
Europe	157,206	141,911	15,295	11%
Asia	201,687	201,271	416	0%
Other*	5,634	4,853	781	16%

Total net revenues	$420,908	$404,247	$16,661	4%

	Six Months Ended
	June 30, 2008	June 30, 2007	Change	% Change
	(in thousands, except for percentages)
United States	$117,778	$105,998	$11,780	11%
Europe	302,957	285,021	17,936	6%
Asia	399,520	395,210	4,310	1%
Other*	11,890	9,331	2,559	27%

Total net revenues	$832,145	$795,560	$36,585	5%

*	Primarily includes South Africa and Central and South America
     Sales outside the United States accounted for 87% and 86% of our net revenues in the three and six months ended June 30, 2008, compared to 86% and 87% in the three and six months ended June 30, 2007.
     Our sales in the United States remained flat in the three months ended June 30, 2008, compared to the three months ended June 30, 2007, and increased by $12 million, or 11% in the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The increase in sales in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to United States based customers increasing deliveries to domestic operations and increased shipments to United States based distributors in the first quarter of 2008.
     Our sales in Europe increased by $15 million, or 11%, in the three months ended June 30, 2008, compared to the three months ended June 30, 2007, and increased by $18 million, or 6% in the six months ended June 30, 2008, compared to the six months ended June 30, 2007. These increases are primarily due to both higher volume shipments of Quantum and ARM-based microcontrollers, as well as higher revenues related to the increase in the value of the Euro relative to the U.S. Dollar.

     Our sales in Asia remained relatively flat in the three months ended June 30, 2008, compared to the three months ended June 30, 2007, and increased by $4 million, or 1% in the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The increase in sales in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to higher shipments of Microcontroller and Nonvolatile memory products, but offset by reduced shipments for communication chipsets for CDMA phones.
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
Impact to Revenues and Costs from Changes to Foreign Exchange Rates
     Changes in foreign exchange rates, primarily the Euro, have had a significant impact on our net revenues and operating costs. Net revenues denominated in Euro were approximately 23% and 21% in the three months ended June 30, 2008 and 2007, respectively. In the six months ended June 30, 2008 and 2007, net revenues denominated in Euro were approximately 22% for both periods. Costs denominated in Euro were 43% and 47% in the three months ended June 30, 2008 and 2007, respectively. In the six months ended June 30, 2008 and 2007, costs denominated in Euro were 44% and 49%, respectively. Net revenues included 62 million Euros and 123 million Euros in the three and six months ended June 30, 2008, respectively, compared to 63 million Euros and 130 million Euros in the three and six months ended June 30, 2007, respectively. Operating expenses in Euro decreased to approximately 111 million and 232 million Euros in the three and six months ended June 30, 2008, respectively, compared to 140 million and 287 million Euros in operating expenses in the three and six months ended June 30, 2007, respectively. Operating expenses declined by approximately 29 million Euros in the three months ended June 30, 2008, compared to the three months ended June 30, 2007 due to the closure of our North Tyneside, UK facility. However, our operating expenses in Euro continue to exceed our net revenues in Euro.
     Average exchange rates utilized to translate foreign currency revenues and expenses were 1.56 and 1.35 Euro to the U.S. Dollar in the three months ended June 30, 2008 and 2007, respectively. Average exchange rates utilized to translate foreign currency revenues and expenses were 1.51 and 1.33 Euro to the U.S. dollar in the six months ended June 30, 2008 and 2007, respectively. Average exchange rates in the three months ended March 31, 2008 was 1.47 Euro to the U.S. dollar.
     During the three and six months ended June 30, 2008, changes in foreign exchange rates had an unfavorable impact on operating costs and income from operations. Had average exchange rates remained the same in the three and six months ended June 30, 2008 as the average exchange rates in effect in the three and six months ended June 30, 2007 our reported net revenues would have been $14 million and $22 million lower, respectively. However, as discussed above, our foreign currency expenses exceed foreign currency revenues. Operating expenses were denominated in foreign currencies, primarily the Euro, of 48% and 49%, respectively in the three and six months ended June 30, 2008. Had average exchange rates in the three and six months ended June 30, 2008 remained the same as the average exchange rates in the three and six months ended June 30, 2007, our operating expenses would have been $25 million lower (related to cost of revenues of $15 million; research and development expenses of $7 million; and sales, general and administrative expenses of $3 million) and $44 million lower (related to cost of revenues of $27 million; research and development expenses of $12 million; and sales, general and administrative expenses of $5 million) lower, respectively. The net effect resulted in a decrease to income from operations of $11 million and $22 million in the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, respectively. We expect to take additional actions in the future to reduce this exposure. However, there can be no assurances that we will be able to reduce the exposure to additional unfavorable changes to exchange rates and the results on gross margin.
Cost of Revenues and Gross Margin
     Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves and freight costs. Our gross margin as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.

     Gross margin improved to 36.5% in the three months ended June 30, 2008, compared to 35.0% in the three months ended June 30, 2007. Gross margin improved to 36.0% in the six months ended June 30, 2008 compared to 35.4% in the six months ended June 30, 2007.
     Gross margin improved during the three and six months ended June 30, 2008 as a result of higher factory utilization levels at our Colorado Springs and Rousset, France wafer fabs following the closure of our North Tyneside, UK facility. However, these improvements were partially offset by unfavorable foreign exchange impact of manufacturing costs in Euros when translated to US dollars. We anticipate further gross margin improvement over the next several quarters from further increases in factory utilization, a more favorable product mix, and additional cost reduction measures.
     We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a reduction to cost of revenues for such grants of $0.6 million and $0.1 million in the three months ended June 30, 2008 and 2007, respectively, and $1 million and $0.4 million in the six months ended June 30, 2008 and 2007, respectively.
Research and Development
     Research and development (“R&D”) expenses decreased by 2% or $1 million to $68 million in the three months ended June 30, 2008 from $69 million in the three months ended June 30, 2007 and decreased by 1% or $2 million to $135 million in the six months ended June 30, 2008 from $137 million in the six months ended June 30, 2008. R&D expenses decreased in the three months ended June 30, 2008, compared to June 30, 2007, primarily due to a reduction in the costs of development wafers used in process technology development of $3 million, partially offset by an increase in stock-based compensation of $2 million and an increase in non-recurring engineering project costs of $1 million. The decrease in R&D expenses in the six months ended June 30, 2008, compared to the six months ended June 30, 2008 is primarily due to a reduction in the costs of development wafers used in process technology development of $7 million, partially offset by an increase in stock based compensation of $4 million and an increase in non-recurring engineering project costs of $2 million. R&D expenses in the three and six months ended June 30, 2008 benefited from elimination of certain development programs that were determined to be non-strategic over the last year. However, these reductions were offset by the unfavorable impact of approximately $7 million and $12 million due to adverse foreign exchange rate fluctuations in the three and six months ended June 30, 2008. As a percentage of net revenues, research and development expenses totaled 16% and 17% in the three months ended June 30, 2008 and 2007, respectively, and 16% and 17% in the six months ended June 30, 2008 and 2007.
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
     We receive R&D grants from various European research organizations, the benefit for which is recognized as an offset to related costs. In the three and six months ended June 30, 2008, we recognized $5 million and $10 million in research grant benefits, respectively. In the three and six months ended June 30, 2007, we recognized $4 million and $9 million in research grant benefits, respectively.
Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses increased by 1% or $1 million to $69 million in the three months ended June 30, 2008 from $68 million in the three months ended June 30, 2007 and increased by 5% or $6 million to $132 million in the six months ended June 30, 2008 from $126 million in the six months ended June 30, 2007. The increase in SG&A expenses in the three months ended June 30, 2008, compared to the three months ended June 30, 2007, was primarily due to increased employee salaries and benefits of $5 million, offset in part by a decrease in legal related costs for our ongoing legal matters of $4 million. The increase in SG&A expenses in the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was primarily due to increased employee salaries and benefits of $10 million, offset in part by a decrease in legal costs for our ongoing legal matters of $4 million. SG&A expenses in the three and six months ended June 30, 2008 were unfavorably impacted by approximately $3 million and $5 million, respectively, due to foreign exchange rate fluctuations. As a percentage of net revenues, SG&A expenses totaled 16% and 17% in the three ended June 30, 2008 and 2007, respectively, and 16% in both the six months ended June 30, 2008 and 2007.

Stock-Based Compensation
     Stock-based compensation expense under SFAS 123R was $6 million and $3 million in the three months ended June 30, 2008 and 2007, respectively. Stock-based compensation expense under SFAS 123R was $13 million and $7 million in the six months ended June 30, 2008 and 2007, respectively. Stock-based compensation expense increased in the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, primarily due to annual stock option replenishment grants awarded to management-level employees and retention awards for certain key executives.
Acquisition-Related Charges
     We recorded total acquisition-related charges of $7 million and $10 million in the three and six months ended June 30, 2008 related to the acquisition of Quantum as described below:
     We recorded amortization of intangible assets of $2 million and $3 million associated with customer relationships, developed technology, trade name, non-compete agreements and backlog in the three and six months ended June 30, 2008. These assets are amortized over three to five years. We estimate charges related to amortization of intangible assets of approximately $2 million per quarter in the remaining quarters of 2008.
     In the three months ended March 31, 2008, we recorded a charge of $1 million associated with acquired in-process research and development (“IPR&D”), in connection with the acquisition of Quantum. No charges were recorded in the three months ended June 30, 2008. Our methodology for allocating the purchase price to IPR&D involves established valuation techniques utilized in the high-technology industry. Each project in process was analyzed by discounted forecasted cash flows directly related to the products expected to result from the subject research and development, net of returns in contributory assets including working capital, fixed assets, customer relationships, trade name, and assembled workforce. IPR&D was expensed upon acquisition because technological feasibility has not been established and no future alternative uses existed. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value. A discount rate of 33% is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates recorded. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis. These estimates did not account for any potential synergies realizable as a result of the acquisition and were in line with industry averages and growth estimates.
     We agreed to compensate former key executives of Quantum contingent upon continuing employment over a three year period. We have agreed to pay up to $15 million in cash and issue 5.3 million shares of our common stock valued at $17 million. These amounts are being accrued over the employment period on an accelerated basis. As a result in the three and six months ended June 30, 2008, we recorded expense of $5 million and $7 million, respectively. We estimate charges related to these compensation agreements to total approximately $5 million per quarter in the remaining quarters of 2008.
Restructuring Charges
     The following table summarizes the activity related to the accrual for restructuring charges detailed by event in the three and six months ended June 30, 2008 and 2007.

	January 1,			Currency	March 31,			Currency	June 30,
	2008			Translation	2008			Translation	2008
	Accrual	Charges	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2006
Employee termination costs	1,324	17	(767)	78	652	14	(131)	(1)	534
Fourth quarter of 2007
Employee termination costs	12,759	1,106	(7,527)	559	6,897	325	(7,222)	—	—
Termination of contract with supplier	—	11,636	(493)	780	11,923	570	(10,475)	33	2,051
Other exit related costs	—	15,149	(5,766)	892	10,275	4,974	(14,546)	13	716
Second quarter of 2008
Employee termination costs	—	—	—	—	—	2,793	(591)	4	2,206

Total 2008 activity	$15,675	$27,908	$(14,553)	$2,309	$31,339	$8,676	$(32,965)	$49	$7,099

	January 1,			Currency	March 31,			Currency	June 30,
	2007			Translation	2007			Translation	2007
	Accrual	Charges	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$8,896	$—	$(249)	$—	$8,647	$(3,071)	$(3,984)	$—	$1,592
Fourth quarter of 2005
Nantes fabrication facility sale	115	—	—	—	115	(27)	—	—	88
Fourth quarter of 2006
Employee termination costs	7,490	1,782	(1,743)	41	7,570	458	(3,899)	111	4,240

Total 2007 activity	$16,501	$1,782	$(1,992)	$41	$16,332	$(2,640)	$(7,883)	$111	$5,920

2008 Restructuring Charges
     In the three and six months ended June 30, 2008, we incurred restructuring charges of $9 million and $37 million, respectively, for restructuring programs initiated prior to January 1, 2008 and initiated in the second quarter of 2008.
     In the three and six months ended June 30, 2008, we continued to implement the restructuring initiatives announced in 2006 and 2007 and incurred restructuring charges of $6 million and $34 million, respectively, related to these earlier initiatives.
     We incurred restructuring charges related to the signing of definitive agreements in October 2007 to sell certain wafer fabrication equipment and real property at North Tyneside to TSMC and Highbridge. As a result of this action, this facility was closed and all of the employees of the facility were terminated in the three months ended June 30, 2008. During the three and six months ended June 30, 2008, we recorded the following restructuring charges:
•	Charges of $0.3 million and $1 million in the three and six months ended June 30, 2008, respectively, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities” (“SFAS No. 146”).
•	Charges of $5 million and $20 million in the three and six months ended June 30, 2008, respectively, related to equipment removal and facility closure costs. After production activity ceased, the Company utilized employees as well as outside services to disconnect fabrication equipment, fulfill equipment performance testing requirements of the buyer, and perform facility decontamination and other facility closure-related activity. Included in these costs are labor costs, facility related costs, outside service provider costs, and legal and other fees. Equipment removal, building decontamination and closure related cost activities were completed as of June 30, 2008.
•	Charges of $1 million and $12 million in the three and six months ended June 30, 2008, respectively, related to contract termination charges, primarily associated with a long term gas supply contract for nitrogen gas utilized in semiconductor manufacturing. We are required to pay an early termination penalty including de-installation and removal costs. Other contract termination costs relate to semiconductor equipment support services with minimum payment clauses extending beyond the current period.
     In the three months ended June 30, 2008, we began implementing new cost reduction initiatives, primarily targeting manufacturing and research and development labor costs. We recorded $3 million, consisting of the following:
•	Charges of $3 million in the three months ended June 30, 2008 related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146.

•	Charges of $0.2 million in the three months ended June 30, 2008 related to one-time minimum statutory termination benefits recorded in accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS No. 112”).
     2007 Restructuring Activities
     In the three and six months ended June 30, 2007, we continued to implement the restructuring initiatives announced prior to 2007 and recorded a net restructuring credit of $3 million and $1 million, respectively, consisting of the following:
•	Charges of $1 million and $2 million in the three and six months ended June 30, 2007, respectively, related to one-time minimum statutory termination benefits recorded in accordance with SFAS No. 112.

•	Charges of $1 million and $1 million in the three and six months ended June 30, 2007, respectively, related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146.

•	A credit of $1 million in the three months ended June 30, 2007 related to changes in estimates of termination benefits originally recorded in accordance with SFAS No. 112.

•	A credit of $3 million in the three months ended June 30, 2007 related to the settlement of a long-term gas supply contract originally recorded in the third quarter of 2002. On May 1, 2007, in connection with the sale of the Irving, Texas facility, the Company paid $6 million to terminate this contract, of which $2 million was reimbursed by the buyer of the facility. We paid $0.1 million in monthly payment in the three months ended June 30, 2007.
Loss (Gain) on Sale of Assets
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
North Tyneside, United Kingdom, and Heilbronn, Germany Facilities
     On October 8, 2007, we entered into definitive agreements to sell certain wafer fabrication equipment and land and buildings at North Tyneside to TSMC and Highbridge for a total of approximately $124 million. We recognized a loss of $1 million and a gain of $31 million for the sale of the equipment in the three and six months ended June 30, 2008, respectively. We received proceeds of $43 million ($47 million due to cumulative translation adjustments) from Highbridge for the closing of the real property portion of the transaction in November 2007. We vacated the facility in May 2008. The gain recognized in the three months ended March 31, 2008 was primarily related to the $82 million proceeds we received from the sale of fabrication equipment from our North Tyneside, UK facility.
     The Heilbronn, Germany facility did not meet the criteria for classification as held for sale as of June 30, 2008 and December 31, 2007, due to uncertainties relating to the likelihood of completing a sale within the next twelve months. Long-lived assets of this facility at June 30, 2008 and December 31, 2007 were classified as held and used.

Interest and Other (Expense) Income, Net
     Interest and other (expense) income, net, was a net expense of $1 million and $6 million in the three and six months ended June 30, 2008, compared net income of $1 million and $2 million in the three and six months ended June 30, 2007. The change to net expense in the three months ended June 30, 2008, compared to the three months ended June 30, 2007 was primarily due to a $1 million decrease in interest income due to lower average cash balances and an increase in foreign exchange transaction losses of $0.3 million. The change in net expense in the six months ended June 30, 2008, compared to the six months ended June 30, 2007 was primarily due to a $4 million decrease in interest income due to lower cash average cash balances and an increase in foreign exchange transaction losses of $4 million.
     Interest rates on our outstanding borrowings did not change significantly in the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007.
Income Taxes
     In the three and six months ended June 30, 2008, we recorded an income tax provision of $4 million and $7 million, respectively, compared to an income tax provision of $7 million and a income tax benefit of $8 million in the three and six months ended June 30, 2007, respectively.
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
     Other than the items noted as follows, there were no significant changes in estimates or provision for income taxes in the six months ended June 30, 2008:
     The sale of assets and restructuring charges of a foreign subsidiary as well as in-process research and development costs of Quantum Research Group were treated as discrete events in the six months ended June 30, 2008. Due to a full valuation allowance position in these jurisdictions, there is no tax expense impact associated with these discrete events in this quarter.
     At December 31, 2007, there was no provision for U.S. income tax for undistributed earnings, as it was our intention to reinvest these earnings indefinitely in operations outside the U.S. For 2008, we determined that we would require a transfer of funds to the U.S. from select foreign subsidiaries. As such, for 2008, we changed our position to no longer assert permanent reinvestment of undistributed earnings for certain foreign entities which is expected to increase our tax provision in 2008 by approximately $6 million.
     During the quarter ended March 31, 2008, we recognized a tax benefit of $3 million resulting from the refund of unutilized French research tax credits for our 2003 fiscal year, which was received during the quarter. On July 2, 2008, we received $7 million resulting from the refund of French research tax credits for the 2004 fiscal year. This tax benefit will be recognized in the fiscal quarter ending September 30, 2008.
     In 2005, the Internal Revenue Service (“IRS”) completed its audit of our U.S. income tax returns in the years 2000 and 2001. In January 2007, after subsequent discussions with us, the IRS revised its proposed adjustments for these years. We have protested these proposed adjustments and are currently addressing the matter with the IRS Appeals Division.
     In May 2007, the IRS completed its audit of our U.S. income tax returns in the 2002 and 2003 fiscal years and has proposed various adjustments to these income tax returns. We have protested all of these proposed adjustments and are currently addressing the matter with the IRS Appeals Division.
     In addition, we have tax audits in progress in various foreign jurisdictions. We have accrued taxes, and related interest and penalties that may be due upon the ultimate resolution of these examinations and for other matters relating to open tax years in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).
     While we believe that the resolution of these audits is not expected to have a material adverse impact on our results of operations, cash flows or financial position, the outcome is subject to uncertainties. Should we be unable to reach agreement with the tax authorities on the various proposed adjustments, there exists the possibility of an adverse material impact on our results of the operations, cash flows and financial position.

     On January 1, 2007, we adopted FIN 48. Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At December 31, 2007, we had $166 million of unrecognized tax benefits. During the six months ended June 30, 2008, we had changes to unrecognized tax benefits for receipt of $3 million tax refund for French research tax credits as noted above. Additionally, during the current quarter, as a result of ongoing discussions with foreign tax authorities related to open audits, we remeasured our FIN 48 reserve amounts and recorded an adjustment in unrecognized tax benefits of $21 million.  This adjustment was a decrease to foreign net operating losses with a corresponding adjustment to the valuation allowance.  This change had no impact on income tax expense.
     Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Interest and penalties of $4 million have been expensed in the six months ended June 30, 2008, related to uncertain tax positions.
Liquidity and Capital Resources
     At June 30, 2008, we had $376 million of cash and cash equivalents and short-term investments compared to $430 million at December 31, 2007. This decrease was primarily due to a payment of approximately $93 million for the Quantum acquisition and payments of $26 million for fixed assets during the six months ended June 30, 2008. Our current ratio, calculated as total current assets divided by total current liabilities, was 2.02 at June 30, 2008, an increase of 0.27 from 1.75 at December 31, 2007. We have reduced our debt obligations to $152 million at June 30, 2008, from $163 million at December 31, 2007. Working capital (total current assets less total current liabilities) increased by $55 million to $519 million at June 30, 2008, compared to $464 million at December 31, 2007 primarily due to pay down of accounts payable and accrued and other liabilities along with the receipt of $82 million in cash proceeds from the sale of fabrication equipment at our North Tyneside, UK facility in the first quarter of 2008.
     Approximately $19 million of our investment portfolio at June 30, 2008 was invested in auction-rate securities down from $29 million at March 31, 2008. In the three months ended June 30, 2008, $10 million of auction-rate securities were redeemed at par value. Of the $19 million auction-rate securities that we still hold, approximately $18 million were classified as long-term investments within other assets on the condensed consolidated balance sheets, as they are not expected to be liquidated within the next twelve months, while the remaining $1 million were redeemed in July 2008. We do not expect to take a write down on these securities in the next twelve months.
     Operating Activities: Net cash provided by operating activities was $10 million in the six months ended June 30, 2008 compared to $61 million provided by operating activities in the six months ended June 30, 2007. Net cash provided by operating activities in the six months ended June 30, 2008 was primarily due a decrease in inventories of $28 million, offset in part by a gain of $30 million related to the sale of our North Tyneside, UK manufacturing facility.
     Accounts receivable increased by 6% or $12 million to $221 million at June 30, 2008 from $209 million at December 31, 2007. The average days of outstanding accounts receivable (“DSO”) was 48 days at June 30, 2008, compared to 45 days at December 31, 2007 due to reduced shipment linearity in the six months ended June 30, 2008 and the change in foreign exchange rates compared to the dollar at June 30, 2008, compared to December 31, 2007. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures or longer customer payment patterns, our DSO and cash from operating activities would be negatively affected.
     Inventories decreased and provided $28 million of operating cash flows in the six months ended June 30, 2008 compared to $21 million of cash utilized in the six months ended June 30, 2007 as a result of lower manufacturing activity at our North Tyneside, UK fabrication facility. Days of inventory decreased to 115 days at June 30, 2008, compared to 118 days at December 31, 2007. Inventories consist of raw wafers, purchased specialty wafers, work-in-process and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.
     Reduction of accounts payable balances utilized $68 million of operating cash flows in the six months ended June 30, 2008, which included $40 million of grant repayment for North Tyneside, UK paid in the first quarter of 2008.
     Decreases in accrued and other liabilities used $8 million of operating cash flows in the six months ended June 30, 2008, primarily related to higher legal fees.

     Investing Activities: Net cash used in investing activities was $27 million in the six months ended June 30, 2008, compared to $12 million in the six months ended June 30, 2007. During the six months ended June 30, 2008, we paid approximately $93 million for the acquisition of Quantum, net of cash acquired, and $26 million for capital expenditures, offset in part by $82 million we received from the sale of fabrication equipment from our North Tyneside, UK facility. This compares to approximately $45 million paid for capital expenditures in the six months ended June 30, 2007. We anticipate that expenditures for capital purchases will be between $80 million and $90 million for 2008, which will be used to maintain existing equipment, provide additional testing capacity and, to a limited extent, for equipment to develop advanced process technologies.
     Financing Activities: Net cash used in financing activities was $8 million in the six months ended June 30, 2008, compared to $47 million in the six months ended June 30, 2007. We continued to pay down debt, with repayments of principal balances on capital leases and other debt totaling $13 million in the six months ended June 30, 2008, compared to $47 million in the six months ended June 30, 2007. Proceeds from issuance of common stock totaled $6 million in the six months ended June 30, 2008. No stock issuance proceeds were received in the six months ended June 30, 2007.
     We believe that our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, equipment lease financing, and other short-term and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.
     The increase in cash and cash equivalents in the six months ended June 30, 2008 and 2007 due to the effect of exchange rate changes on cash balances was $4 million and $6 million, respectively. These cash balances were primarily held in certain subsidiaries in Euro denominated accounts and increased in value due to the strengthening of the Euro compared to the U.S. Dollar during these periods.
     During the next twelve months, we expect our operations to generate positive cash flow; however, a significant portion of cash will be used to repay debt and make capital investments. We expect that we will have sufficient cash from operations and financing sources to meet all debt obligations. Debt obligations outstanding at June 30, 2008, which are classified as short-term, totaled $134 million. During the remainder of 2008 and future years, our capacity to make necessary capital investments will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary.
     There were no material changes in our contractual obligations and rights outside of the ordinary course of business or other material changes in our financial condition in the six months ended June 30, 2008, other than the unrecognized tax benefits associated with the adoption of FIN No. 48. Unrecognized tax benefits at June 30, 2008 were approximately $165 million, the timing of the resolution of which is uncertain.
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
     During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either our subsidiaries or us. As of June 30, 2008, the maximum potential amount of future payments that we could be required to make under these guarantee agreements is approximately $14 million. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts and sales returns, accounting for income taxes, valuation of inventory, fixed assets, stock-based compensation, restructuring charges and litigation have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the SEC on February 29, 2008, except for Goodwill and Intangible Assets which is discussed below.
Valuation of Goodwill and Intangible Assets
     We review goodwill and intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment under SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”). Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates.
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on our condensed consolidated results of operations and financial condition.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our condensed consolidated results of operations and financial condition.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 31, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our condensed consolidated results of operations and financial condition.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not expanded our financial assets and liabilities that we account for under the fair value option of SFAS No. 159.

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
     We have short-term debt, long-term debt and capital leases totaling $152 million at June 30, 2008. Approximately $7 million of these borrowings have fixed interest rates. We have $145 million of floating interest rate debt, of which approximately $19 million is Euro denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.
     The following table summarizes our variable-rate debt exposed to interest rate risk as of June 30, 2008. All fair market values are shown net of applicable premium or discount, if any:

							Total
							Variable-rate
							Debt
	Payments by Due Year						Outstanding at
	2008*	2009	2010	2011	2012	Thereafter	June 30, 2008
	(in thousands)
60 day USD LIBOR weighted-average interest rate basis (1) — Revolving line of credit	$100,000	$—	$—	$—	$—	$—	$100,000

Total of 60 day USD LIBOR rate debt	$100,000	$—	$—	$—	$—	$—	$100,000

90 day USD LIBOR weighted-average interest rate basis (1) — Revolving line of credit due 2008	$25,000	$—	$—	$—	$—	$—	$25,000

Total of 90 day USD LIBOR rate debt	$25,000	$—	$—	$—	$—	$—	$25,000

90 day EURIBOR weighted-average interest rate basis (1) — Capital leases	$2,552	$5,082	$5,082	$5,082	$1,269	$—	$19,067

Total of 90 day USD LIBOR rate debt	$2,552	$5,082	$5,082	$5,082	$1,269	$—	$19,067

360 day USD LIBOR weighted-average interest rate basis (1) — Senior secured term loan due 2008	$1,250	$—	$—	$—	$—	$—	$1,250

Total of 360 day USD LIBOR rate debt	$1,250	$—	$—	$—	$—	$—	$1,250

Total variable-rate debt	$128,802	$5,082	$5,082	$5,082	$1,269	$—	$145,317

*	Represents payments due over the six months remaining for 2008.

(1)	Actual interest rates include a spread over the basis amount.
     The following tables present the hypothetical changes in interest expense, in the three and six month period ended June 30, 2008 related to our outstanding borrowings that are sensitive to changes in interest rates as of June 30, 2008. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS.
     In the three months ended June 30, 2008:

Interest Expense
	Interest Expense Given an Interest			with No Change in	Interest Expense Given an Interest
	Rate Decrease by X Basis Points			Interest Rate	Rate Increase by X Basis Points
	150 BPS	100 BPS	50 BPS	(in thousands)	50 BPS	100 BPS	150 BPS

Interest expense	$699	$1,432	$2,165	$2,898	$3,631	$4,364	$5,097
     In the six months ended June 30, 2008:

Interest Expense
	Interest Expense Given an Interest			with No Change in	Interest Expense Given an Interest
	Rate Decrease by X Basis Points			Interest Rate	Rate Increase by X Basis Points
	150 BPS	100 BPS	50 BPS	(in thousands)	50 BPS	100 BPS	150 BPS

Interest expense	$4,687	$5,433	$6,178	$6,923	$7,669	$8,414	$9,159
Foreign Currency Risk
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where we have significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of unfavorable exchange rates in the three and six months ended June 30, 2008, compared to the average exchange rates in the three and six months ended June 30, 2007, resulted in a decrease in income from operations of $11 million and $22 million in the three and six months ended June 30, 2008 (as discussed in this report in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign currency denominated transactions that occurred in the three and six months ended June 30, 2008 were recorded using the average foreign currency exchange rates in the same period in 2007. Sales denominated in foreign currencies were 24% and 21% in the three months ended June 30, 2008 and 2007, respectively, and 23% and 22% in the six months ended June 30, 2008 and 2007, respectively. Sales denominated in Euro were 23% and 21% in the three months ended June 30, 2008 and 2007, respectively, and 22% for both the six months ended June 30, 2008 and 2007. Sales denominated in Yen were 1% in the three months ended June 30, 2008 and 2007 and 1% for both the six months ended June 30, 2008 and 2007. Costs denominated in foreign currencies, primarily the Euro, were 48% and 51% in the three months ended June 30, 2008 and 2007, respectively, and 49% and 53% in the six months ended June 30, 2008 and 2007, respectively.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 28% and 23% of our accounts receivables were denominated in foreign currencies as of June 30, 2008 and December 31, 2007, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 38% and 54% of our accounts payable were denominated in foreign currencies as of June 30, 2008 and December 31, 2007, respectively. Approximately 15% and 18% of our debt obligations were denominated in foreign currencies as of June 30, 2008 and December 31, 2007, respectively.
Liquidity and Valuation Risk
     Approximately $19 million of our investment portfolio at June 30, 2008 was invested in highly-rated auction rate securities, compared to approximately $28 million at March 31, 2008. In the three months ended June 30, 2008, $10 million of auction-rate securities were redeemed at par value. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. If the auctions for the securities we own fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge. As of June 30, 2008, we recorded an impairment of $1 million, relating to decline in the value of auction-rate securities which is recorded as comprehensive loss. We do not believe that the impairment is “other than temporary” due to our intent and ability to hold the securities until they can be liquidated at par value.
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
     In August 2006, the Company received Information Document Requests from the Internal Revenue Service (“IRS”) regarding the Company’s investigation into misuse of corporate travel funds and investigation into backdating of stock options. The Company cannot predict how long it will take or how much more time and resources it will have to expend to resolve these government inquiries, nor can the Company predict the outcome of them Other IRS matters are discussed in the section regarding Income Tax Contingencies.
     From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. On defendants’ motions, this consolidated amended complaint was dismissed with leave to amend, and a second consolidated amended complaint was filed in August 2007. Atmel and the individual defendants have each moved to dismiss the second consolidated amended complaint on various grounds. The motions have been argued and taken under submission by the Court. On February 20, 2008, a seventh stockholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California, which alleges the same causes of action as alleged in the second consolidated amended complaint. This seventh suit was consolidated with the already-pending consolidated federal action and was served on the Company on May 5, 2008. The state derivative cases have also been consolidated. In April 2007, a consolidated derivative complaint was filed in the state court action, and the Company moved to stay it. The court granted Atmel’s motion to stay on June 14, 2007. In June 2008, the federal district court denied the Company’s motion to dismiss for failure to make a demand on the board, and granted in part and denied in part motions to dismiss filed by the individual defendants. The Company is considering appropriate action in light of the Court’s ruling.
     In October 2006, an action was filed in First Instance labour court, Nantes, France on behalf of 46 former employees of Atmel’s Nantes facility, claiming that the sale of the Nantes facility to MHS (XbyBus SAS) in December 2005 was not a valid sale, and that these employees should still be considered employees of Atmel, with the right to claim social benefits from Atmel. The action is for unspecified damages. A hearing took place in October 2007 and in February 2008, to the Court announced that it will appoint an additional, professional judge to decide the matter. Atmel repleaded this matter in June 2008. On July 24, 2008, the Court issued an oral ruling in favor of the Company denying the claim for social benefits. Atmel believes that the filing of this action is without merit and intends to vigorously defend this action.
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
     In March 2006, Atmel filed suit against AuthenTec in the United States District Court, Northern District of California, San Jose Division, alleging infringement of U.S. Patent No. 6,289,114, and on November 1, 2006, Atmel filed a First Amended Complaint adding claims for infringement of U.S. Patent No. 6,459,804 (the “‘804 Patent”). In November 2006, AuthenTec answered denying liability and counterclaimed seeking a declaratory judgment of non-infringement and invalidity, its attorneys’ fees and other relief. In April 2007, AuthenTec filed an action against Atmel for declaratory relief in the United States District Court for the Middle District of Florida that the patents asserted against it by Atmel in the action pending in the Northern District of California are neither infringed nor valid, and amended that complaint in May 2007 to add claims for declaratory relief that the ‘804 Patent is unenforceable, alleged interference with business relationships, and abuse of process. AuthenTec sought declaratory relief and unspecified damages. On June 25, 2007, the action pending in the Middle District of Florida was transferred to the Northern District of California, and has been related to the action Atmel filed. On July 3, 2007, Atmel filed an answer to the claims for declaratory relief that the patents were neither valid nor infringed, and also added counterclaims of infringement. Also on July 3, 2007, Atmel moved to dismiss the remaining claims for declaratory relief that the ‘804 Patent is unenforceable, alleged interference with business relationships, and alleged abuse of process. On August 2, 2007, the parties agreed to the dismissal with prejudice of AuthenTec’s claims for alleged interference with business relationships and alleged abuse of process. The parties also agreed to grant AuthenTec leave to amend its counterclaim to add the claim for alleged unenforceability of the ‘804 Patent. In early 2008, the parties each filed motions seeking summary judgment, and by Order dated May 5, 2008, the Court granted AuthenTec’s motion for summary judgment of noninfringement. On July 14 2008, the parties filed a stipulation and proposed order of conditional dismissal.
     On September 28, 2007, Matheson Tri-Gas filed suit in Texas state court in Dallas County against the Company. Plaintiff alleges a claim for breach of contract for alleged failure to pay minimum payments under a purchase requirements contract. Matheson seeks unspecified damages, pre- and post-judgment interest, attorneys’ fees and costs. In late November 2007, Atmel filed its answer denying liability. In July 2008, the Company filed an amended answer, counterclaim and cross claim seeking among other things a declaratory judgment that a termination agreement has cut off any claim by Matheson for additional payments. The Company believes that Matheson’s claims are without merit and intends to vigorously defend this action.
     On January 23, 2008, Isamtek MG (1999) Ltd filed suit in the District Court in Petach Tikva, Israel against Atmel SARL and two other defendants. Isamtek has alleged that Atmel breached its distributor agreement with Isamtek and has alleged a breach of duty of care in tort and interference with contractual by the other defendants. Isamtek seeks monetary and declaratory relief as well as presentation of accounts.
     On December 21, 2005, the Company’s recently-acquired subsidiary Quantum Research Group, Ltd (“QRG”) filed suit against Apple Computer Company, Inc. (“Apple”) and Fingerworks, Ltd (“Fingerworks”) in the United States District Court for the District of Maryland, alleging infringement of U.S. Patent No. 5,730,165 (“the ‘165 Patent”) and, on May 11, 2006, QRG filed an Amended Complaint adding Cypress Semiconductor/MicroSystems, Inc. (“Cypress”) as a defendant and asserting additional claims for Defamation, False Light, and Unfair Competition against Cypress. On or about July 31, 2006, Apple and Fingerworks each filed its Answer denying infringement and asserting counterclaims seeking a declaratory judgment of non-infringement and invalidity, as well as an award of costs and attorneys’ fees under 35 U.S.C. Section 285. On or about December 14, 2006, Cypress filed its Answer denying infringement, denying the counts alleging Defamation, False Light, and Unfair Competition, and asserting counterclaims seeking a declaratory judgment of non-infringement and invalidity, as well as an award of costs and attorneys’ fees under 35 U.S.C. Section 285. On June 7, 2007, the Court issued its claim construction ruling and an Order invalidating certain asserted claims of the ‘165 Patent. In November 2007, Defendants filed a motion for summary judgment of non-infringement and invalidity of the remaining asserted claims of the ‘165 Patent. At that time, QRG filed a motion for summary judgment of infringement of claim 50 of the ‘165 patent. These motions, along with various procedural and evidentiary motions, are pending. Based upon a Stipulation by the parties, the trial date for this action was extended to October 27, 2008, to facilitate settlement discussions.
     From time to time, the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.
Other Contingencies
     The Company is investigating a transaction from 2001 involving its Greek subsidiary (which was substantially shut down in 2007). The transaction appears to have been with an entity that was not a legitimate third-party vendor, and may have been entered into for an inappropriate purpose. The Company’s investigation of the circumstances surrounding the transaction is ongoing, and it has voluntarily disclosed the existence of its investigation to the Department of Justice and the Securities and Exchange Commission. At this time, the Company can not predict whether any inquiry will be initiated by either or both of these agencies or what the outcome of any inquiry will be.
     For products and technology exported from the U.S. or otherwise subject to U.S. jurisdiction, the Company is subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the Office of Foreign Assets Control (“OFAC”), U.S. Department of the Treasury. Under these laws, we are responsible for obtaining all necessary licenses or other approvals, if required, for exports of hardware, technical data, and software, or for the provision of technical assistance. We are also required to obtain export licenses, if required, prior to transferring technical data or software to foreign persons. A determination by the U.S. government that the Company has failed to comply with one or more of these export control laws or trade sanctions could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from U.S. participation in government contracts. Any one or more of these sanctions could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
     Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:
•	the nature of both the semiconductor industry and the markets addressed by our products;

•	our transition to a fab-lite strategy;

•	revenues are dependent on selling through distributors;

•	our increased dependence on outside foundries and their ability to meet our volume, quality, and delivery objectives, particularly during times of increasing demand along with inventory excesses or shortages due to reliance on third party manufacturers;

•	our compliance with U.S. trade and export laws and regulations;

•	fluctuations in currency exchange rates and revenues and costs denominated in foreign currencies;

•	ability of independent assembly contractors to meet our volume, quality, and delivery objectives;

•	success with disposal or restructuring activities, including disposition of our Heilbronn facility;

•	fluctuations in manufacturing yields;

•	third party intellectual property infringement claims;

•	the highly competitive nature of our markets;

•	the pace of technological change;

•	political and economic risks;

•	natural disasters or terrorist acts;

•	assessment of internal controls over financial reporting;

•	ability to meet our debt obligations;

•	availability of additional financing;

•	potential impairment and liquidity of auction rate securities;

•	our ability to maintain good relationships with our customers;

•	long-term contracts with our customers;

•	integration of new businesses or products;

•	our compliance with international, federal and state export, environmental, privacy and other regulations;

•	personnel changes;

•	business interruptions;

•	system integration disruptions;

•	anti-takeover effects in our certificate of incorporation, bylaws, and preferred shares rights agreement;

•	changes in accounting rules, such as recording expenses for employee stock option grants, or our accounting policies;

•	foreign pension plans are unfunded and any requirement to fund these plans could negatively impact our cash position;

•	acquisition strategy may result in unanticipated accounting charges or otherwise adversely affect our results of operations;

•	we may not be able to effectively utilize all of our manufacturing capacity;

•	disruptions to the availability of raw materials can disrupt our ability to supply products to our customers;

•	product liability claims may arise resulting in significant costs and damage to reputation;

•	audits of our income tax returns, both in the U.S. and in foreign jurisdictions; and

•	compliance with economic incentive terms in certain government grants.

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
     As part of our fab-lite strategy, we have reduced and plan to further reduce the number of manufacturing facilities we own. In December 2005, we sold our Nantes, France fabrication facility and the related foundry activities, to XybyBus SAS. In July 2006, we sold our Grenoble, France subsidiary (including the fabrication facility in Grenoble) to e2v technologies plc. In December 2006, we announced our intention to sell our Heilbronn, Germany wafer fabrication facilities. In May 2008, we sold our North Tyneside, United Kingdom wafer fabrication facility. As a result of the sale, we will be increasingly relying on the utilization of third-party foundry manufacturing and assembly and test capacity. As part of this transition we must expand our foundry relationships by entering into new agreements with third-party foundries. If these agreements are not completed on a timely basis, or the transfer of production is delayed for other reasons, the supply of certain of our products could be disrupted, which would harm our business. In addition, difficulties in production yields can often occur when transitioning to a new third-party manufacturer. If such foundries fail to deliver quality products and components on a timely basis, our business could be harmed.
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
OUR REVENUES ARE DEPENDENT ON SELLING THROUGH DISTRIBUTORS.
     Sales through distributors accounted for 47% of our net revenues for both the three and six months ended June 30, 2008 and accounted for 44% and 43% of our net revenues in the three and six months ended June 30, 2007, respectively. We market and sell our products through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon relatively short notice to the other party. These agreements are non-exclusive and also permit our distributors to offer our competitors’ products.
     In the six months ended June 30, 2008, our sales agreements with independent distributors in Europe were accounted for using a “sell-in” revenue recognition model. Sales to these distributors were made under arrangements which did not provide these distributors with allowances such as price protection or rights of return and pricing was fixed at the time of shipment. As such, revenues were recognized upon these shipment.
     In June 2008, we changed the terms of certain European distributor agreements to allow for price protection and stock rotation rights relating to shipments to distributors after July 1, 2008. In addition, we changed our pricing on certain products to follow a “ship-and-debit” model, whereby pricing credits are finalized upon shipment by the distributor to the end customer. Given the uncertainties over finalization of pricing for shipments to these distributors, starting from July 1, 2008, revenues and costs will be deferred until the products are sold by the distributors to the end customers. We consider that the sale prices are not “fixed or determinable” upon shipment to these distributors.
     The objective of this conversion is to enable us to better manage end-customer pricing, track design registrations, and monitor distribution inventory levels. We expect this conversion to result in improved operating results for us and our distribution partners. We estimate that the revenue impact of this one-time event will be to lower revenue in the range of approximately $28 million to $34 million in the three months ending September 30, 2008.
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

     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where we have significant operations with costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of unfavorable exchange rates in the three and six months ended June 30, 2008, compared to the average exchange rates in the three and six months ended June 30, 2007, resulted in a decrease in income from operations of $11 million and $22 million in the three and six months ended June 30, 2008 (as discussed in this report in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign currency denominated transactions that occurred in the three and six months ended June 30, 2008 were recorded using the average foreign currency exchange rates in the same period in 2007. Sales denominated in foreign currencies were 24% and 21% in the three months ended June 30, 2008 and 2007, respectively, and 23% and 22% in the six months ended June 30, 2008 and 2007, respectively. Sales denominated in Euro were 23% and 21% in the three months ended June 30, 2008 and 2007, respectively, and 22% in the six months ended June 30, 2008 and 2007, respectively, denominated in Yen were 1% in the three months ended June 30, 2008 and 2007 and 1% in the six months ended June 30, 2008 and 2007. Costs denominated in foreign currencies, primarily the Euro, were 48% and 51% in the three months ended June 30, 2008 and 2007, respectively, and 49% and 53% in the six months ended June 30, 2008 and 2007, respectively.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 28% and 23% of our accounts receivables are denominated in foreign currency as of June 30, 2008 and December 31, 2007, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 38% and 54% of our accounts payable were denominated in foreign currency as of June 30, 2008 and December 31, 2007, respectively. Approximately 15% and 18% of our debt obligations were denominated in foreign currency as of June 30, 2008 and December 31, 2007, respectively.
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
WE FACE RISKS ASSOCIATED WITH DISPOSAL OR RESTRUCTURING ACTIVITIES.
     As part of our fab-lite strategy, in December 2006, we announced plans to sell our Heilbronn, Germany, and North Tyneside, United Kingdom, manufacturing facilities. In May 2008, we sold our North Tyneside, United Kingdom manufacturing facility. In July 2008, we announced that we are continually reviewing potential changes in our business and asset portfolio throughout our worldwide operations, including those located in Europe in order to enhance our overall competitiveness and viability. However, reducing our wafer fabrication capacity involves significant potential costs and delays, particularly in Europe, where the extensive statutory protection of employees imposes substantial restrictions on their employers when the market requires downsizing. Such costs and delays include compensation to employees and local government agencies, requirements and approvals of governmental and judicial bodies, and the potential requirement to repay governmental subsidies. We may experience labor union or workers council objections, or other difficulties, while implementing a reduction of the number of employees. Significant difficulties that we experience could harm our business and operating results, either by deterring needed headcount reduction or by the additional employee severance costs resulting from employee reduction actions in Europe relative to America or Asia.
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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.
     Sales to customers outside the U.S. accounted for 87% and 86% of net revenues in the three months ended June 30, 2008 and 2007, respectively, and 86% and 87% of net revenues in the six months ended June 30, 2008 and 2007. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:
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
     Approximately 24% and 21% of our net revenues in the three months ended June 30, 2008 and 2007, respectively, were denominated in foreign currencies, respectively, and 23% and 22% of our net revenues in the six months ended June 30, 2008 and 2007, respectively, were denominated in foreign currencies, respectively. Operating costs denominated in foreign currencies, primarily the euro, were approximately 48% and 51% of total operating costs in the three months ended June 30, 2008 and 2007, respectively, and were approximately 49% and 53% of total operating costs in the six months ended June 30, 2008 and 2007, respectively.
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
     As of June 30, 2008, our total debt was $152 million, compared to $163 million at December 31, 2007. Our debt-to-equity ratio was 0.88 and 1.07 at June 30, 2008 and December 31, 2007, respectively. Increases in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.
     Certain of our debt facilities contain terms that subject us to financial and other covenants. We were in compliance with all of our covenants as of June 30, 2008 and as of December 31, 2007.
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
A SUBSTANTIAL PORTION OF OUR INVESTMENT PORTFOLIO IS INVESTED IN AUCTION-RATE SECURITIES. FAILURES IN THESE AUCTIONS MAY AFFECT OUR LIQUIDITY, WHILE RATING DOWNGRADES OF THE SECURITY ISSUER AND/OR THE THIRD-PARTIES INSURING SUCH INVESTMENTS MAY REQUIRE US TO ADJUST THE CARRYING VALUE OF THESE INVESTMENTS THROUGH AN IMPAIRMENT CHARGE.
     Approximately $19 million of our investment portfolio at June 30, 2008 is invested in auction-rate securities, of which $1 million was sold in July 2008. Auction-rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. These auction-rate securities have failed auctions in the three and six months ended June 30, 2008. If the auctions for the securities we own continue to fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge.
     At June 30, 2008, we recorded an impairment of $1 million, relating to decline in the value of auction-rate securities which is recorded as comprehensive loss. We do not believe that the impairment is “other than temporary” due to our intent and ability to hold the securities until they can be liquidated at par value.
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
     We adopted SFAS No. 123R effective January 1, 2006, using the modified prospective transition method and our consolidated financial statements as of and in the years ended December 31, 2007 and 2006 are based on this method. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123R.

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
     Income from continuing operations in the three and six months ended June 30, 2008 was reduced by stock-based compensation expenses of $6 million and $13 million, respectively. Income from continuing operations in the three and six months ended June 30, 2007 was reduced by $3 million and $7 million, respectively. These charges were calculated in accordance with SFAS No. 123R.
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
     We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $59 million and $53 million at June 30, 2008 and December 31, 2007. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits paid in 2007 was approximately $1 million, and we expect to pay $2 million in 2008. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.
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
     Our operating results are also adversely affected when we operate at production levels below optimal capacity. Lower capacity utilization results in certain costs being charged directly to expense and lower gross margins. During 2007, we lowered production levels significantly at our North Tyneside, United Kingdom manufacturing facility to avoid building more inventory than we were forecasting orders for. As a result, operating costs for these periods were higher than in prior periods negatively impacting gross margins. We closed our North Tyneside manufacturing facility in the first quarter of 2008. In addition, other Atmel manufacturing facilities could experience similar conditions requiring production levels to be reduced below optimal capacity levels. If we are unable to operate our manufacturing facilities at optimal production levels, our operating costs will increase and gross margin and results from operations will be negatively impacted.
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
     We receive economic incentive grants and allowances from European governments targeted at increasing employment at specific locations. The subsidy grant agreements typically contain economic incentive and other covenants that must be met to receive and retain grant benefits. Noncompliance with the conditions of the grants could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. For example, in the three months ended March 31, 2008 we paid $40 million of government grants as a result of closing our North Tyneside manufacturing facility. In addition, we may need to record charges to reverse grant benefits recorded in prior periods as a result of changes to our plans for headcount, project spending, or capital investment at any of these specific locations. If we are unable to comply with any of the covenants in the grant agreements, our results of operations and financial position could be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders held on May 14, 2008, proxies representing 407,258,107 shares of Common Stock or approximately 92% of the total outstanding shares were voted at the meeting. The table below presents the voting results of the election of the Company’s Board of Directors:

	Total votes for	Total votes against

Steven Laub	367,733,036	38,258,342
Tsung-Ching Wu	374,281,872	31,592,671
David Sugishita	357,136,684	48,460,857
Papken Der Torossian	372,297,254	33,285,849
Jack L. Saltich	357,531,722	48,036,413
Charles Carinalli	373,352,760	32,100,693
Dr. Edward Ross	373,981,729	31,966,408
     The stockholders approved the amendment to the 2005 Stock Plan to, among other things, increase the number of shares reserved for issuance there under by 58,000,000 shares. The proposal received 203,361,185 votes for, 109,665,975 votes against, 645,611 abstentions, and 93,585,336 broker non-votes.
     The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year 2008. The proposal received 377,976,957 votes for, 28,229,016 votes against, 1,052,132 abstentions, and no broker non-votes.
Item 5. Other Information
     Not applicable
Item 6. Exhibits
     The following Exhibits have been filed with, or incorporated by reference into, this Report:
3.1	Amended and Restated Bylaws of Atmel Corporation as of May 14, 2008.

10.1+	Stock Option Fixed Exercise Date Election Form (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 15, 2008).

10.2+	Description of Fiscal Year 2008 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 20, 2008).

10.3+	2005 Stock Plan (as amended).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION (Registrant)
August 8, 2008	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer (Principal Executive Officer)

August 8, 2008	/s/ STEPHEN CUMMING
Stephen Cumming
Vice President Finance & Chief Financial Officer (Principal Financial Officer)

August 8, 2008	/s/ DAVID MCCAMAN
David McCaman
Vice President Finance & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
3.1	Amended and Restated Bylaws of Atmel Corporation as of May 14, 2008.

10.1+	Stock Option Fixed Exercise Date Election Form (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 15, 2008).

10.2+	Description of Fiscal Year 2008 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 20, 2008).

10.3+	2005 Stock Plan (as amended).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management compensatory plan, contract or arrangement.