Form 10-Q
period 2008-09-30
ATMEL CORP
filed 2008-11-10
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
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
(408) 441-0311
(Registrant’s telephone number)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On October 31, 2008, the Registrant had 447,965,003 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$394,231	$374,130
Short-term investments	26,702	55,817
Accounts receivable, net of allowances for doubtful accounts of $3,527 and $3,111, respectively	220,978	209,189
Inventories	315,358	357,301
Current assets held for sale	10,537	—
Prepaids and other current assets	83,736	88,781

Total current assets	1,051,542	1,085,218
Fixed assets, net	407,024	579,566
Goodwill	58,005	—
Intangible assets, net	40,535	19,552
Non-current assets held for sale	2,357	—
Other assets	35,184	18,417

Total assets	$1,594,647	$1,702,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt and capital lease obligations	$131,383	$142,471
Trade accounts payable	109,976	191,856
Accrued and other liabilities	221,382	266,987
Liabilities held for sale	5,368	—
Deferred income on shipments to distributors	39,237	19,708

Total current liabilities	507,346	621,022
Long-term debt and capital lease obligations less current portion	15,304	20,408
Long-term liabilities held for sale	23,986	—
Other long-term liabilities	207,267	237,844

Total liabilities	753,903	879,274

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 447,807 at September 30, 2008 and 443,837 at December 31, 2007	448	444
Additional paid-in capital	1,228,562	1,193,846
Accumulated other comprehensive income	138,542	153,140
Accumulated deficit	(526,808)	(523,951)

Total stockholders’ equity	840,744	823,479

Total liabilities and stockholders’ equity	$1,594,647	$1,702,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net revenues	$400,008	$418,097	$1,232,153	$1,213,657

Operating expenses
Cost of revenues	241,999	269,063	774,564	783,044
Research and development	63,856	63,609	198,451	200,174
Selling, general and administrative	63,898	58,518	196,033	184,458
Acquisition-related charges	6,690	—	17,110	—
Charges for grant repayments	291	1,189	464	1,189
Restructuring charges	26,625	1,386	63,209	528
Asset impairment charges (recovery)	7,969	(1,057)	7,969	(1,057)
Gain on sale of assets	—	—	(29,948)	—

Total operating expenses	411,328	392,708	1,227,852	1,168,336

(Loss) income from operations	(11,320)	25,389	4,301	45,321
Interest and other income (expense), net	2,530	1,299	(3,716)	2,888

(Loss) income before income taxes	(8,790)	26,688	585	48,209
Benefit from (provision for) income taxes	4,052	(10,135)	(3,442)	(2,038)

Net (loss) income	$(4,738)	$16,553	$(2,857)	$46,171

Basic net (loss) income per share:
Net (loss) income	$(0.01)	$0.03	$(0.01)	$0.09

Weighted-average shares used in basic net (loss) income per share calculations	447,013	485,540	445,826	487,731

Diluted net (loss) income per share:
Net (loss) income	$(0.01)	$0.03	$(0.01)	$0.09

Weighted-average shares used in diluted net (loss) income per share calculations	447,013	489,791	445,826	492,747

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(2,857)	$46,171
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	104,429	94,425
Gain on sale of assets	(29,948)	(1,657)
Asset impairment charges (recovery)	7,969	(1,057)
In-process research and development charges	1,047	—
Other non-cash losses, net	2,627	2,017
Provision for (recovery of) doubtful accounts receivable	592	(45)
Accretion of interest on long-term debt	1,349	526
Stock-based compensation expense	24,497	11,506
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(8,977)	809
Inventories	33,824	(5,677)
Current and other assets	16,331	46,948
Trade accounts payable	(96,354)	(18,005)
Accrued and other liabilities	3,348	(70,293)
Deferred income on shipments to distributors	19,529	(228)

Net cash provided by operating activities	77,406	105,440

Cash flows from investing activities
Acquisitions of fixed assets	(33,873)	(53,339)
Proceeds from sale of North Tyneside assets and other assets	82,568	3,000
Proceeds from sale of manufacturing facilities, net of selling costs	—	34,714
Acquisitions of intangible assets	(1,215)	—
Purchases of marketable securities	(16,320)	(7,743)
Sales or maturities of marketable securities	25,356	12,276
Acquisition of Quantum Research Group, net of cash acquired	(96,726)	—

Net cash used in investing activities	(40,210)	(11,092)

Cash flows from financing activities
Principal payments on capital leases and other debt	(16,560)	(68,615)
Repurchase of common stock	—	(250,111)
Proceeds from issuance of common stock	9,570	8,044

Net cash used in financing activities	(6,990)	(310,682)

Effect of exchange rate changes on cash and cash equivalents	(10,105)	4,934

Net increase (decrease) in cash and cash equivalents	20,101	(211,400)

Cash and cash equivalents at beginning of the period	374,130	410,480

Cash and cash equivalents at end of the period	$394,231	$199,080

Supplemental cash flow disclosures:
Interest paid	$7,280	$6,393
Income taxes paid, net	$12,144	$12,585

Supplemental non-cash investing and financing activities disclosures:
Decreases in accounts payable related to fixed asset purchases	$(4,727)	$(13,600)
Decreases in liabilities related to intangible assets purchases	$(1,015)	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial statements.

Atmel Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data, employee data, and where otherwise indicated)
(Unaudited)
Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or “Atmel”) and its subsidiaries as of September 30, 2008 and the results of operations in the three and nine months ended September 30, 2008 and 2007 and cash flows in the nine months ended September 30, 2008 and 2007. All intercompany balances have been eliminated. Because all of the disclosures required by U.S. generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K in the year ended December 31, 2007. The December 31, 2007 year-end condensed balance sheet data was derived from the audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. The condensed consolidated statements of operations in the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include reserves for inventory, sales return reserves, restructuring charges, stock-based compensation expense, allowances for doubtful accounts, warranty reserves, estimates for useful lives associated with long-lived assets (including intangible assets), asset impairment charges (recovery), charges for grant repayments and certain accrued liabilities and income taxes and income tax valuation allowances. Actual results could differ from those estimates.
     In the three months ended September 30, 2008, the Company recorded an adjustment to accrue for additional research and development expense of $1,217 for compensation payments related to withholding tax associated with restricted stock units, which were earned in the three months ended June 30, 2008, March 31, 2008, and December 31, 2007, and that should have been recorded in those respective periods. Management has assessed the impact of this error and has concluded that the amounts are not material, either individually or in the aggregate, to any of the prior periods’ annual or interim financial statements, nor is the impact of correcting the 2007 portion of the error in the three months ended September 30, 2008 expected to be material to the full year 2008 financial statements. On that basis, the Company has recorded the correction in the three and nine month periods ended September 30, 2008.
Revenue Recognition
     Effective July 1, 2008, the Company entered into revised agreements with certain European distributors that allow additional rights, including future price concessions at the time of resale, price protection, and the right to return products upon termination of the distribution agreement. As a result of uncertainties over finalization of pricing for shipments to these distributors, the Company considers that the sale prices are not “fixed or determinable” at the time of shipment to these distributors. Revenues and related costs will be deferred until the products are sold by the distributors to their end customers.

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

	September 30,	December 31,
	2008	2007
	(in thousands)
Raw materials and purchased parts	$18,140	$22,996
Work-in-progress	217,271	249,863
Finished goods	79,947	84,442

	$315,358	$357,301

Grant Recognition
     Subsidy grants from government organizations are recorded as a reduction of expenses over the period the related obligations are fulfilled. Recognition of future subsidy benefits will depend on Atmel’s achievement of certain capital investment, research and development spending and employment goals. The Company recognized the following amount of subsidy grant benefits as a reduction of either cost of revenues or research and development expenses, depending on the nature of the grant:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
		(in thousands)
Cost of revenues	$436	$771	$1,435	$1,217
Research and development expenses	6,898	5,041	16,802	14,384

Total	$7,334	$5,812	$18,237	$15,601

     During the three months ended March 31, 2008, the Company made $39,519 in government grant repayments to the UK government in connection with the closure of the North Tyneside, UK manufacturing facility, which was previously accrued as of December 31, 2007. The Company recorded charges for grant repayments of $291 and $464 in the three and nine months ended September 30, 2008, respectively, due to interest on the outstanding grant repayment balance to the Greek government. The Company recorded charges for grant repayments of $1,189 in the three and nine months ended September 30, 2007.
Stock-Based Compensation
     Upon adoption of Statement of Financial Accounting Standards 123R (“SFAS No. 123R”), the Company reassessed its equity compensation valuation method and related assumptions. The Company’s determination of the fair value of share-based payment awards on the date of grant utilizes an option-pricing model, and is impacted by its common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors (expected period between stock option vesting date and stock option exercise date). For performance-based restricted stock units, these variables also include the Company’s assessment of the probability of achieving certain financial objectives.
     Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations in the three and nine months ended September 30, 2008 and 2007 included a combination of payment awards granted prior to January 1, 2006 and payment awards granted subsequent to January 1, 2006. For stock-based payment awards granted prior to January 1, 2006, the Company attributes the value of stock-based compensation, determined under SFAS No. 123R, to expense using the accelerated multiple-option approach. Compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the three and nine months ended September 30, 2008 and 2007 includes the impact of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock options granted in periods prior to 2006 were measured based on SFAS No. 123 requirements, whereas stock options granted subsequent to January 1, 2006 are measured based on SFAS No. 123R requirements. See Note 6 for further discussion.
Valuation of Goodwill and Intangible Assets
     The Company reviews goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS

No. 142, “Goodwill and Other Intangible Assets.” Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment under SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets)” (“SFAS No. 144”). Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual future results may differ from those estimates.
Recent Accounting Pronouncements
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No.157”, which delays the effective date of SFAS No. 157, “Fair Value Measurements”, for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company is currently evaluating the financial impact of FSP No. 157-2 on its financial position and results of operations.
     In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective upon its issuance, including prior periods for which financial statements have not been issued. FSP No. 157-3 did not have a material impact on the Company’s consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on its condensed consolidated results of operations and financial condition.
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
Note 2 BUSINESS COMBINATION
     On March 6, 2008, the Company completed its acquisition of Quantum Research Group Ltd. (“Quantum”), a supplier of capacitive sensing IP solutions. The Company acquired all outstanding shares as of the acquisition date and Quantum became a wholly-owned subsidiary of Atmel.

     The total purchase price of the acquisition was as follows:

(in thousands)
Cash	$88,106
Fair value of common stock issued	405
Direct transaction costs	7,345

95,856
Adjustments for contingent consideration met	5,322

Total estimated purchase price	$101,178

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
     The Company agreed to make additional payments of $9,560, contingent on achieving specified financial objectives in 2008. Of this amount, the Company paid $5,322 during the period from acquisition through October 31, 2008 for the achievement of certain financial objectives through September 30, 2008, which was recorded as additional goodwill as of September 30, 2008. Any further amounts to be paid under this arrangement will be recorded as additional goodwill if and when the financial objectives are achieved.
     In the nine months ended September 30, 2008, the Company paid $96,726 in cash for the acquisition of Quantum, consisting of the purchase price of $101,178, less fair value of common stock issued of $405, cash acquired of $2,188 and a payment of $1,859 related to the contingent payments described above which was made in October 2008.
     The allocation of the purchase price to Quantum’s tangible and identifiable intangible assets acquired and liabilities assumed is based on their estimated fair values. Further adjustments may be included in the final allocation of the purchase price of Quantum, if the adjustments are determined within the purchase price allocation period (up to twelve months from the closing date). The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Goodwill is not deductible for tax purposes. Goodwill and intangible assets were recorded on the books of Quantum, an Atmel subsidiary that utilizes the British Pound as its functional currency.
     The purchase price was allocated as follows as of the closing date of the acquisition:

March 6,
2008
(in thousands)
Goodwill	$59,215
Other intangible assets	31,002
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	2,188
Accounts receivable	3,070
Inventory	966
Prepaids and other current assets	149
Fixed assets	455
Trade accounts payable	(1,013)
Accrued liabilities	(1,223)
In-process research and development	1,047

$95,856

     The movement of the goodwill balance since the date of the acquisition of Quantum was as follows:

		Additional	Cumulative
	March 6,	Consideration	Translation	September 30,
	2008	Earned	Adjustments	2008
	(in thousands)
Goodwill	$59,215	$5,322	$(6,532)	$58,005
     The movement of the other intangible assets since the date of the acquisition of Quantum was as follows:

		Cumulative
	March 6,	Translation	September 30,
	2008	Adjustments	2008
	(in thousands)
Other intangible assets:
Customer relationships	$21,482	$(2,263)	$19,219
Developed technology	6,880	(715)	6,165
Tradename	1,180	(123)	1,057
Non-compete agreement	990	(103)	887
Backlog	470	(49)	421

	$31,002	$(3,253)	$27,749

     The goodwill amount is not subject to amortization. The goodwill balance is included in the Company’s Microcontroller segment. It is tested for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142. The Company has estimated the fair value of other intangible assets using the income approach and these identifiable intangible assets are subject to amortization. The following table sets forth the components of the identifiable intangible assets subject to amortization as of September 30, 2008, which are being amortized on a straight-line basis:

			Cumulative
			Translation
			Adjustments on
		Accumulated	Accumulated		Estimated
	Gross Value	Amortization	Amortization	Net	Useful Life
	(in thousands, except for years)
Customer relationships	$19,219	$(2,478)	$236	$16,977	5 years
Developed technology	6,165	(795)	76	5,446	5 years
Tradename	1,057	(228)	22	851	3 years
Non-compete agreement	887	(115)	11	783	5 years
Backlog	421	(465)	44	—	< 1 year

	$27,749	$(4,081)	$389	$24,057

     Customer relationships represent future projected net revenues that will be derived from sales of current and future versions of existing products that will be sold to existing customers. Developed technology represents a combination of processes, patents and trade secrets developed through years of experience in design and development of the products. Tradename represents the Quantum brand that the Company will continue to use to market the current and future capacitive sensing products. Non-compete agreement represents the fair value to the Company from agreements with certain former Quantum executives to refrain from competition for a number of years. Backlog represents committed orders from customers as of the closing date of the acquisition.

     The Company recorded the following acquisition-related charges in the condensed consolidated statements of operations in the three and nine months ended September 30, 2008:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	(in thousands)
Amortization of intangible assets	$1,587	$4,155
In-process research and development	—	1,047
Compensation-related expense — cash	3,213	7,497
Compensation-related expense — shares	1,890	4,411

	$6,690	$17,110

     The Company recorded amortization of intangible assets of $1,587 and $4,155 associated with customer relationships, developed technology, tradename, non-compete agreements and backlog in the three and nine months ended September, 30, 2008, respectively.
     In the three months ended March 31, 2008, the Company recorded a charge of $1,047 associated with acquired in-process research and development (“IPR&D”), in connection with the acquisition of Quantum. No charges were recorded in the three months ended June 30, 2008 and September 30, 2008. The Company’s methodology for allocating the purchase price to IPR&D involves established valuation techniques utilized in the high-technology industry. Each project in process was analyzed by discounted forecasted cash flows directly related to the products expected to result from the subject research and development, net of returns in contributory assets including working capital, fixed assets, customer relationships, trade name, and assembled workforce. IPR&D was expensed upon acquisition because technological feasibility has not been established and no future alternative uses existed. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value. A discount rate of 33% is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates recorded. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis. These estimates did not account for any potential synergies realizable as a result of the acquisition and were in line with industry averages and growth estimates.
     The Company agreed to compensate former key executives of Quantum, contingent upon continuing employment over a three year period. The Company has agreed to pay up to $15,049 in cash and issue 5,319 shares of the Company’s common stock valued at $17,285. These amounts are being accrued over the employment period on an accelerated basis. As a result, in the three and nine months ended September 30, 2008, the Company recorded total compensation-related expenses in cash and shares of $5,103 and $11,908, respectively, as disclosed in the table above.
Pro Forma Results
     Pro forma consolidated statements of operations information has not been presented because Quantum’s financial results are not material to the Company’s condensed consolidated statements of operations.
Note 3 INVESTMENTS
     Investments at September 30, 2008 and December 31, 2007 primarily are comprised of corporate equity securities, U.S. and foreign corporate debt securities, guaranteed variable annuities and auction-rate securities.

     All marketable securities are deemed by management to be available-for-sale and are reported at fair value. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders’ equity on the condensed consolidated balance sheets and as a component of accumulated other comprehensive income. Gross realized gains or losses are recorded based on the specific identification method. During the three and nine months ended September 30, 2008, the Company’s gross realized gain on short-term investments was $37 and $1,326, respectively. The Company’s investments are further detailed in the table below:

	September 30, 2008		December 31, 2007
	Book Value	Fair Value	Book Value	Fair Value
	(in thousands)
Corporate equity securities	$87	$204	$87	$1,542
Auction-rate securities	16,525	15,803	29,075	29,075
Corporate debt securities and other obligations	28,590	29,512	23,817	25,200

	$45,202	$45,519	$52,979	$55,817

Unrealized gains	1,354		2,900
Unrealized losses	(1,037)		(62)

Net unrealized losses	317		2,838

Fair value	$45,519		$55,817

Amount included in short-term investments		$26,702		$55,817
Amount included in other assets		18,817		—

		$45,519		$55,817

     At September 30, 2008, the Company had unrealized losses on auction-rate securities of $722. The Company does not believe that the impairment is “other than temporary” due to its ability and intent to hold the securities until they can be liquidated at par value. In the three and nine months ended September 30, 2008 the auctions for the Company’s auction-rate securities have failed and as a result, the securities have become illiquid. The Company concluded that $15,550 (book value) of these securities are unlikely to be liquidated within the next twelve months and classified these securities as long-term investments, which is included in other assets on the condensed consolidated balance sheets. Auction-rate securities of totalling $975 are included in short-term investments as they were redeemed in October 2008.
     Contractual maturities (at book value) of debt securities as of September 30, 2008 were as follows:

	(in thousands)
Due within one year	$23,244
Due in 1-5 years	6,321
Due in 5-10 years	—
Due after 10 years	15,550	*

Total	$45,115

*	In October 2008, the Company accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase the Company’s eligible auction-rate securities of $12,225 (book value) at par value at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, the Company expects to sell the securities to UBS at par value on June 30, 2010. The remainder of the Company’s auction-rate securities is held with another large financial institution.
     Atmel has classified all investments with maturity days of 90 days or more as short-term as it has the ability to redeem them within the year.

Note 4 INTANGIBLE ASSETS, NET
     Intangible assets, net, consisted of technology licenses and acquisition-related intangible assets as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)
Core/licensed technology	$84,598	$102,906
Accumulated amortization	(68,120)	(83,354)

Total technology licenses	16,478	19,552

Acquisition-related intangible assets	27,749	—
Accumulated amortization	(3,692)	—

Total acquisition-related intangible assets	24,057	—

Total intangible assets, net	$40,535	$19,552

     Amortization expense for technology licenses in the three and nine months ended September 30, 2008 totaled $1,082 and $3,269 respectively and in the three and nine months ended September 30, 2007 totaled $942 and $3,543, respectively. See Note 2 for discussion of amortization of acquisition-related intangible assets in the three and nine months ended September 30, 2008.
     The following table presents the estimated future amortization of the technology licenses and acquisition-related intangible assets:

	Technology	Acquisition-Related
	Licenses	Intangible Assets	Total
Years Ending December 31:		(in thousands)
2008 (October 1 through December 31)	$1,079	$1,402	$2,481
2009	4,237	5,606	9,843
2010	3,912	5,606	9,518
2011	3,224	5,313	8,537
2012	3,221	5,254	8,475
Thereafter	805	876	1,681

Total future amortization	$16,478	$24,057	$40,535

Note 5 BORROWING ARRANGEMENTS
     Information with respect to Atmel’s debt and capital lease obligations as of September 30, 2008 and December 31, 2007 is shown in the following table:

	September 30,	December 31,
	2008	2007
	(in thousands)
Various interest-bearing notes and term loans	$2,733	$6,221
Bank lines of credit	125,000	125,000
Capital lease obligations	18,954	31,658

Total	$146,687	$162,879
Less: current portion of long-term debt and capital lease obligations	(131,383)	(142,471)

Long-term debt and capital lease obligations due after one year	$15,304	$20,408

     Maturities of long-term debt and capital lease obligations are as follows:

Years Ending December 31:	(in thousands)
2008 (October 1 through December 31)	$102,822
2009	32,749
2010	5,797
2011	4,828
2012	1,150
Thereafter	2,733

150,079
Less: amount representing interest	(3,392)

Total	$146,687

     On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165,000 with certain European lenders. This facility is secured by the Company’s non-U.S. trade receivables. At September 30, 2008, the amount available under this facility was $108,219 based on eligible non-U.S. trade receivables, of which $100,000 was outstanding. Borrowings under the facility bear interest at LIBOR plus 2% per annum (approximately 6.0% at September 30, 2008), while the undrawn portion is subject to a commitment fee of 0.375% per annum. The outstanding balance is subject to repayment in full on the last day of its interest period (every two months). The terms of the facility subject the Company to certain financial and other covenants and cross-default provisions. The Company was in compliance with its covenants as of September 30, 2008. Commitment fees and amortization of up-front fees paid related to the facility in the three and nine months ended September 30, 2008 totaled $232 and $897, respectively, and in the three and nine months ended September 30, 2007 totaled $324 and $1,051, respectively, and are included in interest and other income (expense) net, in the condensed consolidated statements of operations. The outstanding balance under this facility is classified as bank lines of credit in the summary debt table.
     In December 2004, the Company established a $25,000 revolving line of credit with a domestic bank, which has been extended until September 2009. The interest rate on the revolving line of credit is either the domestic bank’s prime rate (approximately 5.0% at September 30, 2008) or LIBOR plus 2% (approximately 6.0% at September 30, 2008). In September 2005, the Company obtained a $15,000 term loan from the same bank, which matured at September 30, 2008. The revolving line of credit is secured by the Company’s U.S. trade receivables, and requires the Company to meet certain financial ratios and to comply with other covenants on a periodic basis. The Company was in compliance with its covenants as of September 30, 2008. As of September 30, 2008, the full $25,000 of the revolving line of credit was outstanding and is classified as bank lines of credit in the summary debt table.
     In February 2005, the Company entered into an equipment financing arrangement in the amount of Euro 40,685 ($54,005) which is repayable in quarterly installments over three years. The stated interest rate is EURIBOR plus 2.25%. This equipment financing was collateralized by the financed assets. The balance outstanding under the arrangement was repaid in the quarter ended March 31, 2008. The outstanding balance as of December 31, 2007 of $5,250 was classified as capital lease obligations in the summary debt table.
     Of the Company’s remaining $21,687 outstanding debt obligations as of September 30, 2008, $18,954 are classified as capital leases and $2,733 as interest bearing notes in the summary debt table.
     Included within the Company’s outstanding debt obligations are $140,912 of variable-rate debt obligations where the interest rates are based on either the Prime Rate, LIBOR index plus 2.0% or the short-term EURIBOR index plus a spread ranging from 0.9% to 2.25%. Approximately $125,000 of the Company’s total debt obligations at September 30, 2008 have cross default provisions.
Note 6 STOCK-BASED COMPENSATION
Option and Employee Stock Purchase Plans
     The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of September 30, 2008, 114,000 shares were authorized for issuance under the 2005 Stock Plan, and 35,638 shares of common stock remained available for grant. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

     Activity under Atmel’s 2005 Stock Plan is set forth below:

			Outstanding Options
				Weighted-
			Exercise	Average
	Available	Number of	Price	Exercise Price
	for Grant	Options	per Share	per Share
	(in thousands, except per share data)
Balances, December 31, 2007	6,104	30,782	$1.68-$24.44	$5.81
Restricted stock units issued	(635)	—	—	—
Options granted	(1,463)	1,463	3.27-3.41	3.31
Options cancelled/expired/forfeited	963	(963)	1.98-21.47	5.35
Options exercised	—	(303)	3.00-4.32	2.09

Balances, March 31, 2008	4,969	30,979	$1.68-24.44	$5.73
Authorized additional available for grant	58,000	—	—	—
Restricted stock units issued	(138)	—	—	—
Adjustment for restricted stock unit issued	(107)	—	—	—
Options granted	(1,258)	1,258	3.24-4.37	3.58
Options cancelled/expired/forfeited	1,072	(1,072)	1.98-20.19	7.97
Options exercised	—	(595)	1.77-3.70	2.36

Balances, June 30, 2008	62,538	30,570	$1.68-24.44	$5.63
Restricted stock units issued	(7,141)	—	—	—
Performance-based restricted stock units issued	(7,020)	—	—	—
Adjustment for restricted stock unit issued	(11,045)	—	—	—
Options granted	(2,423)	2,423	3.32-4.20	4.00
Options cancelled/expired/forfeited	729	(729)	2.11-17.13	5.53
Options exercised	—	(244)	1.68-3.70	2.29

Balances, September 30, 2008	35,638	32,020	$1.68-24.44	$5.53

     Restricted stock units are granted from the pool of options available for grant. On May 14, 2008, the Company’s stockholders approved an amendment to its 2005 Stock Plan whereby every share underlying restricted stock, restricted stock units, and stock purchase rights issued on or after May 14, 2008 will be counted against the numerical limit for options available for grant as 1.78 shares in the table above. If shares issued pursuant to any restricted stock, restricted stock units, and stock purchase rights are forfeited or repurchased by the Company and would otherwise return to the 2005 Stock Plan, 1.78 times the number of shares will return to the plan and will again become available for issuance. The Company issued 14,299 restricted stock units from May 14, 2008 to September 30, 2008, resulting in a reduction of 25,451 shares available for grant under the 2005 Stock Plan.

Restricted Stock Units

Number of
Shares
(in thousands)
Balances, December 31, 2007	3,968
Restricted stock units issued	635
Restricted stock units vested	(88)

Balances, March 31, 2008	4,515
Restricted stock units issued	138
Restricted stock units vested	(63)

Balances, June 30, 2008	4,590
Restricted stock units issued	7,141
Performance-based restricted stock units issued	7,020
Restricted stock units vested	(124)

Balances, September 30, 2008	18,627

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		Weighted Average		Weighted Average
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
	(in thousands, except per share data)		(in thousands, except per share data)
Restricted stock units issued	7,141	$4.03	7,914	$3.98
Performance-based restricted stock units issued	7,020	3.94	7,020	3.94
     During the three and nine months ended September 30, 2008, 225 and 376 restricted stock units vested, respectively, including 101 shares withheld for taxes, respectively. These vested restricted stock units had a weighted-average fair value of $4.17 and $3.95, respectively, on the vesting dates. As of September 30, 2008, total unearned stock-based compensation related to nonvested restricted stock units previously granted was approximately $73,132, excluding forfeitures, and is expected to be recognized over a weighted-average period of 3.40 years. In the three and nine months ended September 30, 2007, 1,000 restricted stock units were issued. In the three months ended September 30, 2007, 250 restricted stock units vested with a fair value of $1,220.
     In the three months ended September 30, 2008, the Company issued performance-based restricted stock units to eligible employees for a maximum of 7,020 shares of the Company’s common stock under the 2005 Stock Plan. These restricted stock units vest only if the Company achieves certain quarterly operating margin performance criteria over the performance period of July 1, 2008 to December 31, 2011. Until the performance-based restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. The Company recognizes the stock-based compensation expense for its performance-based restricted stock units based on the probability of achieving the quarterly operating margin performance criteria. The Company recorded stock-based compensation expense of $513 in the three and nine months ended September 30, 2008 in connection with these performance shares.

Stock Options
     The following table summarizes the stock options outstanding at September 30, 2008:

Options Outstanding					Options Exercisable
(in thousands, except for price and term data)
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Term (years)	Price	Value	Exercisable	Term (years)	Price	Value
$1.68 - 3.24	3,876	5.71	$2.46	$3,608	2,845	4.50	$2.22	$3,330
3.26 - 3.32	3,686	8.04	3.30	323	1,230	7.12	3.29	117
3.33 - 4.70	3,298	8.33	4.19	1	751	3.71	4.05	1
4.74 - 4.89	4,583	8.52	4.79	—	1,570	8.31	4.81	—
4.92 - 5.32	3,214	8.21	5.02	—	1,002	7.35	5.04	—
5.55 - 5.75	4,525	6.42	5.73	—	2,509	5.36	5.73	—
5.85 - 6.27	813	6.29	6.02	—	533	5.25	6.01	—
6.28 - 6.28	3,348	8.21	6.28	—	1,196	8.21	6.28	—
6.47 - 12.13	3,284	2.94	8.60	—	3,273	2.91	8.61	—
12.47 - 24.44	1,393	1.63	16.81	—	1,393	1.63	16.81	—

	32,020	6.81	$5.53	$3,932	16,302	5.07	$6.30	$3,448

     During the three and nine months ended September 30, 2008, the number of stock options that were exercised was 244 and 1,142, respectively, which had an aggregate intrinsic value of $412 and $1,945, respectively on the date of exercise. During the three and nine months ended September 30, 2007, the number of stock options exercised totaled 2,928 and 3,152, respectively, which had an aggregate intrinsic value of $8,698 and $9,353, respectively on the date of exercise.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.10%	4.25%	3.00%	4.34%
Expected life (years)	5.79	5.64	5.58	5.70
Expected volatility	54%	58%	55%	59%
Expected dividend yield	—	—		—
     The Company’s weighted-average assumptions in the three and nine months ended September 30, 2008 and 2007 were determined in accordance with SFAS No. 123R and are further discussed below.
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

     The weighted-average estimated fair values of options granted in the three and nine months ended September 30, 2008 were $2.13 and $1.95 per share, respectively. The weighted-average estimated fair values of options granted in the three and nine months ended September 30, 2007 were $2.74 and $2.88 per share, respectively.
Employee Stock Purchase Plan
     Under the 1991 Employee Stock Purchase Plan (“ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to 10 percent of an employee’s eligible compensation. There were 2,431 shares purchased under the ESPP in the nine months ended September 30, 2008 at an average price of $3.02 per share. Of the 42,000 shares authorized for issuance under this plan, 6,890 shares were available for issuance at September 30, 2008. There were 1,269 shares purchased under the ESPP in the three months ended September 30, 2008, at an average price of $2.91, and none during the three and nine months ended September 30, 2007.
     The fair value of each purchase under the ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. The following assumptions were utilized to determine the fair value of the Company’s ESPP shares:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.07%	4.09%	2.08%	4.09%
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	40%	34%	39%	34%
Expected dividend yield	—	—	—	—
     The weighted-average fair value of the rights to purchase shares under the ESPP for offering periods started in the three and nine months ended September 30, 2008 was $0.76 and $0.75, respectively. Cash proceeds for the issuance of shares under the ESPP was $3,689 and $7,332, respectively in the three and nine months ended September 30, 2008.
     The components of the Company’s stock-based compensation expense, net of amounts capitalized in or liquidated from inventory, in the three and nine months ended September 30, 2008 and 2007, are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
		(in thousands)
Employee stock options	$3,837	$3,097	$11,211	$9,651
Employee stock purchase plan	413	205	1,307	205
Restricted stock units	3,369	1,648	7,815	1,648
Amounts (capitalized in) liquidated from inventory	(193)	(57)	(247)	2

	$7,426	$4,893	$20,086	$11,506

     The table above excluded stock compensation-related charges of $1,890 and $4,411 included in acquisition-related charges in the three and nine months ended September 30, 2008, respectively.
     SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation expense incurred in the three and nine months ended September 30, 2008 and 2007, as the Company believes it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

     The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchases under SFAS No. 123R in the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
		(in thousands)
Cost of revenues	$1,087	$487	$2,908	$1,488
Research and development	3,059	647	8,569	2,136
Selling, general and administrative	3,280	3,759	8,609	7,882

Total stock-based compensation expense, before income taxes	7,426	4,893	20,086	11,506
Tax benefit	—	—	—	—

Total stock-based compensation expense, net of income taxes	$7,426	$4,893	$20,086	$11,506

     The table above excluded stock compensation-related charges of $1,890 and $4,411 included in acquisition-related charges in the three and nine months ended September 30, 2008, respectively.
     There was no non-employee stock-based compensation expense in the three and nine months ended September 30, 2008 and 2007.
     As of September 30, 2008, total unearned compensation expense related to nonvested stock options was approximately $37,061, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.69 years.
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
     The components of accumulated other comprehensive income at September 30, 2008 and December 31, 2007, net of tax, are as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)
Foreign currency translation	$132,685	$149,127
Actuarial gains related to defined benefit pension plans	5,540	1,175
Net unrealized gains on investments	317	2,838

Total accumulated other comprehensive income	$138,542	$153,140

     The components of comprehensive income in the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
		(in thousands)
Net (loss) income	$(4,738)	$16,553	$(2,857)	$46,171

Other comprehensive income:
Foreign currency translation adjustments	(51,851)	11,905	(16,442)	26,178
Actuarial gain related to defined benefit pension plans	3,846	3,357	4,365	6,227
Unrealized (losses) gains on investments	(487)	137	(2,521)	91

Other comprehensive (loss) income	(48,492)	15,399	(14,598)	32,496

Total comprehensive (loss) income	$(53,230)	$31,952	$(17,455)	$78,667

     The change in foreign currency translation adjustments in the nine months ended September 30, 2008, compared to September 30, 2007, was primarily due to translation adjustments resulting from the significant change in the Euro/U.S. Dollar exchange rate.

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
Purchase Commitments
     At September 30, 2008, the Company had outstanding capital purchase commitments of $2,905. The Company also has a supply agreement obligation with a subsidiary of XbyBus SAS, a French corporation, of $2,510 for wafer purchases through the remainder of 2008.
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
     The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. On defendants’ motions, this consolidated amended complaint was dismissed with leave to amend, and a second consolidated amended complaint was filed in August 2007. Atmel and the individual defendants have each moved to dismiss the second consolidated amended complaint on various grounds. The motions have been argued and taken under submission by the Court. On February 20, 2008, a seventh stockholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California, which alleges the same causes of action as alleged in the second consolidated amended complaint. This seventh suit was consolidated with the already-pending consolidated federal action and was served on the Company on May 5, 2008. The state derivative cases have also been consolidated. In April 2007, a consolidated derivative complaint was filed in the state court action, and the Company moved to stay it. The court granted Atmel’s motion to stay on June 14, 2007. In June 2008, the federal district court denied the Company’s motion to dismiss for failure to make a demand on the board, and granted in part and denied in part motions to dismiss filed by the individual defendants. Discovery in the case has not yet commenced and no trial date has been set.
     In October 2006, an action was filed in First Instance labour court, Nantes, France on behalf of 46 former employees of Atmel’s Nantes facility, claiming that the sale of the Nantes facility to MHS (XbyBus SAS) in December 2005 was not a valid sale, and that these employees should still be considered employees of Atmel, with the right to claim social benefits from Atmel. The action is for unspecified damages. A hearing took place in October 2007 and in February 2008, and the court appointed an additional, professional judge to decide the matter. Atmel repleaded this matter in June 2008. On July 24, 2008, the court issued an oral ruling in favor of the Company denying the claim for social benefits. Forty of the plaintiffs appealed, and the court has not yet set a schedule for the appeal. Atmel believes that the filing of this action is without merit and intends to vigorously defend this action.
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
     In March 2006, Atmel filed suit against AuthenTec in the United States District Court, Northern District of California, San Jose Division, alleging infringement of U.S. Patent No. 6,289,114, and on November 1, 2006, Atmel filed a First Amended Complaint adding claims for infringement of U.S. Patent No. 6,459,804 (the “‘804 Patent”). In November 2006, AuthenTec answered denying liability and counterclaimed seeking a declaratory judgment of non-infringement and invalidity, its attorneys’ fees and other relief. In early 2008, the parties each filed motions seeking summary judgment, and by Order dated May 5, 2008, the Court granted AuthenTec’s motion for summary judgment of noninfringement. On July 14 2008, the parties filed a stipulation and proposed order of conditional dismissal. This matter has since been dismissed. A related suit, initially filed in the Middle District of Florida, was transferred to the court where this suit was pending, and was also dismissed at the same time as Atmel’s suit.
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
     On January 23, 2008, Isamtek MG (1999) Ltd filed suit in the District Court in Petach Tikva, Israel against Atmel SARL and two other defendants. Isamtek has alleged that Atmel breached its distributor agreement with Isamtek and has alleged a breach of duty of care in tort and interference with contractual by the other defendants. Isamtek seeks monetary and declaratory relief as well as presentation of accounts. The parties have agreed to participate in mediation, and the case has been stayed pending mediation.
     On December 21, 2005, the Company’s recently-acquired subsidiary, Quantum Research Group, Ltd (“QRG”), filed suit against Apple Computer Company, Inc. (“Apple”) and Fingerworks, Ltd (“Fingerworks”) in the United States District Court for the District of Maryland, alleging infringement of U.S. Patent No. 5,730,165 (“the ‘165 Patent”) and, on May 11, 2006, QRG filed an Amended Complaint adding Cypress Semiconductor/MicroSystems, Inc. (“Cypress”) as a defendant and asserting additional claims for Defamation, False Light, and Unfair Competition against Cypress. On or about July 31, 2006, Apple and Fingerworks each filed its Answer denying infringement and asserting counterclaims seeking a declaratory judgment of non-infringement and invalidity, as well as an award of costs and attorneys’ fees under 35 U.S.C. Section 285. During the third quarter, the parties reached a settlement agreement, and the case has been dismissed.
     On October 10, 2008, a class action complaint was filed in Delaware Chancery Court against the Company and all of the members of the current board relating to the proposed acquisition of Atmel by Microchip Technology and ON Semiconductor. The case has one cause of action, for breach of fiduciary duty, against all of the individual defendants. The complaint alleges that the proposed acquisition price is a premium over the current share price and is a “superior alternative” to the Company’s current turnaround plan. The complaint alleges that the individual defendants have fiduciary duties to: undertake an appropriate evaluation of Atmel’s worth as an acquisition candidate; take all appropriate steps to enhance Atmel’s attractiveness as a candidate; take all appropriate steps to “effectively expose Atmel to the marketplace” in an effort to create an active auction for Atmel, including but not limited to by negotiation with Microchip and ON; act independently so that the interests of Atmel’s shareholders will be protected; and adequately ensure that no conflicts of interest exist. The complaint asks further for an order requiring the individual defendants to “place the Company up for auction and/or to conduct a market-check” and requiring full and fair disclosure of the material facts to shareholders before completing any acquisition; a declaration that the individual defendants have breached their fiduciary duties; and an award of fees, expenses and costs to plaintiff and plaintiff’s counsel.
     On October 13, 2008, a separate class action complaint was filed in Delaware Chancery Court against the Company and all of the members of the current board relating to the proposed acquisition of Atmel by Microchip Technology and ON Semiconductor. This complaint also alleges that the proposed acquisition price is a premium over the current share price, but says the proposed acquisition is an attempt “to take advantage of the artificially low trading price of Atmel’s stock.” The case does not delineate a cause of action, but makes breach of fiduciary duty allegations. The complaint alleges that the individual defendants have fiduciary duties to: undertake an appropriate evaluation of Atmel’s worth as an acquisition candidate; actively evaluate the proposed transaction and engage in a meaningful auction with third parties in an attempt to obtain the best value; structure the proposed transaction in a fair and non-coercive manner; refrain from favoring the individual defendants’ interests over those of the company’s minority, public shareholders; and disclose all material facts necessary to permit the shareholders to make an informed decision. The complaint seeks an order that would preliminarily and permanently enjoin defendants from consummating or closing the proposed transaction; rescind the transaction in the event it is closed and award rescission-type damages to plaintiffs; direct defendants to account to plaintiff for their damages sustained because of the wrongs complained of; and award attorneys fees, expert fees and costs.
     From time to time, the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.
Other Contingencies
     The Company investigated a transaction from 2001 involving its Greek subsidiary (which was substantially shut down in 2007). The transaction was with an entity that was not a legitimate third-party vendor, and was entered into for an inappropriate purpose. Based on the results of its investigation, the Company has determined that its consolidated financial results did not require adjustment as a result of this transaction. The Company also determined that none of the individuals involved in the transaction are currently employed by the Company, and further, that pertinent controls have been revised or put in place since the time of the transaction. The Company voluntarily disclosed the investigation of the circumstances surrounding the transaction, and the results of that investigation, to the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”). The DOJ has not indicated any intent to pursue further inquiry, and the SEC’s Division of Enforcement has terminated its investigation and has indicated that it is not taking further action.
     In October 2008, officials of the European Union Commission (the “Commission”) conducted an inspection at the offices of one of the Company’s French subsidiaries. The Company has been informed that the Commission was seeking evidence of potential violations by Atmel or its subsidiaries of the European Union’s competition laws in connection with the Commission’s investigation of suppliers of integrated circuits for smart cards. The Company is cooperating with the Commission’s investigation and has not received any specific findings, monetary demand or judgment through the date of filing. The Company is not aware of any evidence identified as of the date of filing that would allow management to conclude that there has been a probable violation of the relevant articles of the EC Treaty or EEA Agreement resulting from the acts of any of the current or prior employees of the Company. As a result, the Company has not recorded any provision in its financial statements related to this matter.
     For products and technology exported from the U.S. or otherwise subject to U.S. jurisdiction, the Company is subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). Products and technology exported from other countries may also be subject to local laws and regulations governing international trade. Under these laws, the Company is responsible for obtaining all necessary licenses or other approvals, if required, for exports of hardware, technical data, and software, or for the provision of technical assistance. The Company is also required to obtain export licenses, if required, prior to transferring technical data or software to foreign persons. In addition, the Company is required to obtain necessary export licenses prior to the export or re-export of products, software, and technology (i) to any person, entity, organization or other party identified on the U.S. Department of Commerce Denied Persons or Entity List, the U.S. Department of Treasury’s Specially Designated Nationals or Blocked Persons List, or the Department of State’s Debarred List; or (ii) for use in nuclear, chemical/biological weapons, or rocket systems or unmanned air vehicle applications. A determination by the U.S. or local government that the Company has failed to comply with one or more of these export control laws or trade sanctions, including failure to properly restrict an export to the persons, entities or countries set forth on the government restricted party lists, could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from U.S. participation in government contracts. Further, a change in these laws could restrict our ability to export to previously permitted countries, customers, distributors, or other third parties. Any one or more of these sanctions or a change in law could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
     The following table summarizes the activity related to the product warranty liability during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
		(in thousands)
Balance at beginning of period	$6,804	$5,318	$6,789	$4,773
Accrual for warranties during the period, net of change in estimates	738	2,275	4,146	5,873
Actual costs incurred	(1,347)	(1,708)	(4,740)	(4,761)

Balance at end of period	$6,195	$5,885	$6,195	$5,885

     Product warranty liability is included in accrued and other liabilities on the condensed consolidated balance sheets.

Guarantees
     During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of September 30, 2008, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements is approximately $2,050. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.
Note 9 INCOME TAXES
     In the three and nine months ended September 30, 2008, the Company recorded an income tax benefit of $4,052 and an income tax provision of $3,442 respectively, compared to an income tax provision of $10,135 and $2,038 in the three and nine months ended September 30, 2007, respectively.
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
     Other than the items noted as follows, there were no significant changes in estimates or provision for income taxes in the nine months ended September 30, 2008:
     The sale of assets and restructuring charges of a foreign subsidiary as well as in-process research and development costs of Quantum Research Group were treated as discrete events in a previous quarter. Due to a full valuation allowance position in these jurisdictions, there is no tax provision impact associated with these discrete events in the three and nine months ended September 30, 2008.
     At December 31, 2007, there was no provision for U.S. income tax for undistributed earnings, as it was the Company’s intention to reinvest these earnings indefinitely in operations outside the U.S. For 2008, the Company determined that it would require a transfer of funds to the U.S. from select foreign subsidiaries. As such, for 2008, the Company changed its position to no longer assert permanent reinvestment of undistributed earnings for certain foreign entities, which is expected to increase the Company’s tax provision in 2008 by approximately $1,848.
     The Company recognized tax benefits of $6,610 and $9,833 in the three and nine months ended September 30, 2008, respectively, resulting from the refund of unutilized French research tax credits for its 2003 and 2004 fiscal years, which were received during 2008.
     The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the tax research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The Company is currently in the process of analyzing the impact of the new law on its financial statements. The potential effects of the changes would be recognized in the fourth quarter as an increase to the deferred tax assets with a corresponding increase to the valuation allowance.
     On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and limits the utilization of tax credits to 50 percent of a taxpayer’s taxable income. The Company expects the impact to its effective tax rate as the result of this law change to be immaterial.
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

     On January 1, 2007, the Company adopted FIN 48. Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At December 31, 2007, the Company had $166,180 of unrecognized tax benefits. During the nine months ended September 30, 2008, the Company had changes in unrecognized tax benefits of $4,786 related primarily to the tax refund for French research tax credits as noted above. Additionally, during the three months ended June 30, 2008, as a result of ongoing discussions with foreign tax authorities related to open audits, the Company remeasured its FIN 48 reserve amounts and recorded an adjustment to unrecognized tax benefits of $20,500. This adjustment was a decrease to foreign net operating loss carry forwards with a corresponding adjustment to the valuation allowance. This change had no impact on income tax provision.
     Additionally, the Company believes that it is reasonably possible that the IRS audit may be resolved within the next twelve months. However, because of the continuing uncertainty regarding the resolution of the various issues under audit, the Company is not able to accurately estimate a possible range of the change to the reserve for the uncertain tax positions.
     The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Interest and penalties of $5,725 have been expensed in the nine months ended September 30, 2008, related to uncertain tax positions.
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
     The aggregate net pension expense relating to the two plan types in the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(in thousands)
Service costs-benefits earned during the period	$497	$660	$1,570	$1,955
Interest cost on projected benefit obligation	735	621	2,230	1,832
Amortization of actuarial (gain) loss	(26)	(75)	73	108

Net pension cost	$1,206	$1,206	$3,873	$3,895

     Interest cost on projected benefit obligation increased to $735 and $2,230 in the three and nine months ended September 30, 2008, respectively, from $621 and $1,832 in the three and nine months ended September 30, 2007, respectively, primarily due to an increase in interest rates in Germany to 7.1% in the three and nine months ended September 30, 2008, compared to 5.6% in the three and nine months ended September 30, 2007.
     The Company made $700 of benefit payments during the nine months ended September 30, 2008. The Company expects to make $1,664 in benefit payments in 2008.
     The Company’s pension liability represents the present value of estimated future benefits to be paid. With respect to the Company’s unfunded plans in Europe, during 2008, a decrease in the exchange rate assumptions used to calculate the present value of the pension obligation resulted in a decrease in the pension liability of approximately $5,071 in the nine months ended September 30, 2008. This decrease in liability was offset in part by an increase in discount rate. This resulted in an increase of $3,846 and $4,365, net of tax, to accumulated other comprehensive income in stockholders’ equity in the condensed consolidated balance sheets in the three and nine months ended September 30, 2008, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other

Postretirement Plans.” In connection with the sale of Heilbronn manufacturing operations (see Note 12) and restructuring initiatives in Rousset, France (see Note 13), the Company expects to record a curtailment gain for the employees to be transferred to the buyer or terminated in the three months ending December 31, 2008.
Note 11 OPERATING AND GEOGRAPHICAL SEGMENTS
     The Company designs, develops, manufactures and sells a wide range of semiconductor integrated circuit products. The segments represent management’s view of the Company’s businesses and how it allocates Company resources and measures performance of its major components. In addition, each segment consists of product families with similar requirements for design, development and marketing. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits. Atmel’s four reportable segments are as follows:
•	Application specific integrated circuit (“ASIC”) segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of applications. This segment also encompasses a range of products which provide security for digital data, including smart cards for mobile phones, set top boxes, banking and national identity cards. The Company also develops customer specific ASICs, some of which have military applications. This segment also includes products with military and aerospace applications.

•	Microcontrollers segment includes a variety of proprietary and standard microcontrollers, the majority of which contain embedded nonvolatile memory and integrated analog peripherals. This segment also includes products with military and aerospace applications. In the nine months ended September 30, 2008, the Company acquired Quantum. Results from the acquired operations are considered complementary to sales of microcontroller products and are included in this segment.

•	Nonvolatile Memories segment consists predominantly of serial interface electrically erasable programmable read-only memory (“SEEPROM”) and serial interface Flash memory products. This segment also includes parallel interface Flash memories as well as mature parallel interface EEPROM and EPROM devices. This segment also includes products with military and aerospace applications.

•	Radio Frequency (“RF”) and Automotive segment includes products designed for the automotive industry. This segment produces and sells wireless and wired devices for industrial, consumer and automotive applications and it also provides foundry services which produce radio frequency products for the mobile telecommunications market.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on revenues and income or loss from operations excluding acquisition-related charges, charges for grant repayments, restructuring charges, asset impairment charges, and gain on sale of assets. Interest and other expenses, net, nonrecurring gains and losses, foreign exchange gains and losses and income taxes are not measured by operating segment.

     The Company’s wafer manufacturing facilities fabricate integrated circuits for segments as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. Segments are defined by the products they design. They do not make sales to each other. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance. The Company’s net revenues and segment (loss) income from operations for each reportable segment in the three and nine months ended September 30, 2008 and 2007 are as follows:
Information about Reportable Segments

		Micro-	Nonvolatile	RF and
	ASIC	Controllers	Memories	Automotive	Total
	(in thousands)
Three months ended September 30, 2008
Net revenues from external customers	$114,657	$129,755	$91,760	$63,836	$400,008
Segment income from operations	2,026	13,444	11,656	3,129	$30,255
Three months ended September 30, 2007
Net revenues from external customers	$128,200	$118,610	$96,829	$74,458	$418,097
Segment income from operations	1,430	11,560	7,034	6,883	$26,907

		Micro-	Nonvolatile	RF and
	ASIC	Controllers	Memories	Automotive	Total
	(in thousands)
Nine months ended September 30, 2008
Net revenues from external customers	$350,210	$403,124	$274,448	$204,371	$1,232,153
Segment (loss) income from operations	(9,625)	35,598	31,351	5,781	$63,105
Nine months ended September 30, 2007
Net revenues from external customers	$363,695	$337,251	$271,969	$240,742	$1,213,657
Segment (loss) income from operations	(21,431)	19,822	30,238	17,352	$45,981
          Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(in thousands)
Total segment income from operations	$30,255	$26,907	$63,105	$45,981
Unallocated amounts:
Acquisition-related charges	(6,690)	—	(17,110)	—
Charges for grant repayments	(291)	(1,189)	(464)	(1,189)
Restructuring charges	(26,625)	(1,386)	(63,209)	(528)
Asset impairment (charges) recovery	(7,969)	1,057	(7,969)	1,057
Gain on sale of assets	—	—	29,948	—

Consolidated (loss) income from operations	$(11,320)	$25,389	$4,301	$45,321

     Geographic sources of revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(in thousands)
United States	$53,146	$59,140	$170,924	$165,138
Germany	73,390	58,224	204,751	169,425
France	30,588	39,781	111,570	116,222
United Kingdom	4,331	7,292	14,966	23,912
Japan	16,638	23,147	60,594	71,086
China, including Hong Kong	96,405	96,346	278,003	266,614
Singapore	20,722	35,792	79,641	119,771
Rest of Asia-Pacific	53,802	54,810	168,849	147,834
Rest of Europe	45,410	37,648	125,389	118,407
Rest of the World	5,576	5,917	17,466	15,248

Total net revenues	$400,008	$418,097	$1,232,153	$1,213,657

     Net revenues are attributed to countries based on delivery locations. Net revenues and income from operations in the three and nine months ended September 30, 2008 reflect the impact of the change in revenue recognition timing for certain of the Company’s European distributors, as a result of a change to contract terms in effect from July 1, 2008.
     No single customer accounted for more than 10% of net revenues in the three and nine months ended September 30, 2008 and 2007.

     Locations of long-lived assets as of September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)
United States	$127,721	$137,334
Germany	24,186	34,337
France	214,662	268,358
United Kingdom	9,027	106,651
Asia-Pacific	32,723	28,541
Rest of Europe	14,753	17,756

Total	$423,072	$592,977

     Excluded from the table above for September 30, 2008 and December 31, 2007 are auction-rate securities of $14,828 and $0, respectively, which are included in other assets on the condensed consolidated balance sheets. Also excluded from the table above as of September 30, 2008 and December 31, 2007 are goodwill of $58,005 and $0, respectively, intangible assets of $40,535 and $19,552, respectively, deferred tax assets of $4,308 and $5,006, respectively, and assets held-for-sale of $2,357 and $0, respectively.
Note 12 GAIN ON SALE OF ASSETS AND ASSET IMPAIRMENT CHARGES
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
Heilbronn, Germany and North Tyneside, United Kingdom
     The Company announced its intention to sell its fabrication facility in Heilbronn, Germany in December 2006. Subsequently, the Company decided to sell only the manufacturing operations related to the fabrication facility. In the three months ended September 30, 2008, the Company entered into an agreement to sell the manufacturing operations to Tejas Silicon Holding Limited (“TSI”). TSI will be acquiring from the Company certain fixed assets and inventory while assuming certain employee-related liabilities, including pension obligations, and trade taxes. In connection with the sale, the Company will license certain process technology to TSI and TSI will assume the pension liability at a lower value. The Company will purchase from TSI a certain amount of wafers for five years (first three years with minimum annual purchase commitment) starting from the closing date of the sale. The total proceeds from the sale are expected to be nominal as the balance of the liabilities that TSI will assume approximate the value of the assets and rights to the license for process technology it will acquire from the Company. The Company has classified the assets and liabilities of the Heilbronn manufacturing operations as held for sale as of September 30, 2008. The assets and liabilities held for sale are carried on the condensed consolidated balance sheets at the lower of carrying amount or fair value, less cost to sell. The fixed assets are no longer depreciated as of September 30, 2008. Therefore, the Company recorded an impairment loss of $7,969 in the three months ended September 30, 2008, consisting of $3,025 for the net book value of the fixed assets and $4,944 for selling costs related to legal, commissions and other direct incremental costs. The sale of the Heilbronn manufacturing operations does not qualify as discontinued operations as the operations and future cash flows will not be eliminated from the Company’s RF and Automotive segment. The Company expects to have continuing involvement in the operations of the Heilbronn fabrication facility.

     The following table details the items which are reflected as assets and liabilities held for sale in the condensed consolidated balance sheet as of September 30, 2008:

Heilbronn
(in thousands)
Current assets
Inventory	$9,990
Prepaid and other current assets	547

Total current assets held for sale	10,537
Non-current assets
Fixed assets, net	2,357

Total non-current assets held for sale	2,357

Total assets held for sale	$12,894

Current Liabilities
Payroll related	$3,221
Trade tax	1,780
Others	367

Total current liabilities held for sale	5,368
Pension liability	23,986

Total non-current liabilities held for sale	23,986

Total liabilities held for sale	$29,354

     On October 8, 2007, the Company entered into definitive agreements to sell certain wafer fabrication equipment and land and buildings at North Tyneside to TSMC and Highbridge for a total of approximately $124,000. The disposal group previously classified as held for sale included all assets (excluding cash and inventory) and liabilities of the North Tyneside legal entity. Upon entering into the agreements noted above, the Company determined that certain equipment and all of the related liabilities were no longer included in the disposal group as they were not being acquired or assumed by the buyer. As a result, the Company reassessed whether the assets to be sold in this transaction continued to meet the criteria for classification as held for sale as of September 30, 2007. The Company concluded that the assets to be sold under the above agreements were no longer available for immediate sale in their present condition as the terms of the these agreements require the Company to perform significant additional steps, including the dismantling, decommissioning and testing of the wafer fabrication equipment before TSMC will accept transfer of title of the purchased equipment, as well as the delivery of a vacated building to Highbridge. The Company recognized a gain of $29,948 for the sale of the equipment in the nine months ended September 30, 2008. The Company received proceeds of $42,951 ($47,414 due to cumulative translation adjustments) from Highbridge for the closing of the real property portion of the transaction in November 2007. The Company vacated the facility in May 2008. The gain recognized in the three months ended March 31, 2008 was primarily related to the $81,849 proceeds the Company received from the sale of its fabrication equipment from its North Tyneside, UK facility.

Note 13 RESTRUCTURING CHARGES
     The following table summarizes the activity related to the accrual for restructuring and other charges and loss on sale detailed by event in the three and nine months ended September 30, 2008 and 2007, respectively.

	January 1,			Currency	March 31,			Currency	June 30,			Currency	September 30,
	2008			Translation	2008			Translation	2008	Charges		Translation	2008
	Accrual	Charges	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592	(2)

Fourth quarter of 2006
Employee termination costs	1,324	17	(767)	78	652	14	(131)	(1)	534	(255)	(228)	(5)	46

Fouth quarter of 2007
Employee termination costs	12,759	1,106	(7,527)	559	6,897	325	(7,222)	—	—	—	—	—	—

Termination of contract with supplier	—	11,636	(493)	780	11,923	570	(10,475)	33	2,051	—	(2,051)	—	—

Other exit related costs	—	15,149	(5,766)	892	10,275	4,974	(14,546)	13	716	521	(1,023)	—	214

Second quarter of 2008
Employee termination costs	—	—	—	—	—	2,793	(591)	4	2,206	334	(1,029)	(183)	1,328

Third quarter of 2008
Employee termination costs	—	—	—	—	—	—	—	—	—	26,025	(473)	(1,578)	23,974	(1)

Total 2008 activity	$15,675	$27,908	$(14,553)	$2,309	$31,339	$8,676	$(32,965)	$49	$7,099	$26,625	$(4,804)	$(1,766)	$27,154

	January 1,			Currency	March 31,			Currency	June 30,			Currency	September 30,
	2007			Translation	2007	Charges		Translation	2007			Translation	2007
	Accrual	Charges	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual
	(in thousands)
Third quarter of 2002

Termination of contract with supplier	$8,896	$—	$(249)	$—	$8,647	$(3,071)	$(3,984)	$—	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2005

Nantes fabrication facility sale	115	—	—	—	115	(27)	—	—	88	—	(90)	2	—

Fouth quarter of 2006
Employee termination costs	7,490	1,782	(1,743)	41	7,570	458	(3,899)	111	4,240	1,386	(3,094)	284	2,816

Total 2007 activity	$16,501	$1,782	$(1,992)	$41	$16,332	$(2,640)	$(7,883)	$111	$5,920	$1,386	$(3,184)	$286	$4,408

(1)	Accrued restructuring charges are classified within accrued and other liabilities on the condensed consolidated balance sheets and are expected to be paid prior to September 30, 2009.

(2)	Relates to contractual obligation subject to litigation.
2008 Restructuring Charges
     In the three and nine months ended September 30, 2008, the Company incurred restructuring charges of $26,625 and $63,209, respectively, as the Company continued to implement additional restructuring actions to improve operational efficiencies and reduce costs.
     The Company incurred restructuring charges related to the signing of definitive agreements in October 2007 to sell certain wafer fabrication equipment and real property at North Tyneside to TSMC and Highbridge. As a result of this action, this facility was closed and all of the employees of the facility were terminated by June 30, 2008. During the three and nine months ended September 30, 2008, the Company recorded the following restructuring charges (credits):
•	Charges of $0 and $1,462 in the three and nine months ended September 30, 2008, respectively, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities” (“SFAS No. 146”).

•	Charges of $521 and $20,644 in the three and nine months ended September 30, 2008, respectively, related to equipment removal and facility closure costs. After production activity ceased, the Company utilized employees as well as outside services to disconnect fabrication equipment, fulfill equipment performance testing requirements of the buyer, and perform facility decontamination and other facility closure-related activity. Included in these costs are labor costs, facility related costs, outside service provider costs, and legal and other fees. Equipment removal, building decontamination and closure related cost activities were completed as of June 30, 2008.

•	Charges of $0 and $12,206 in the three and nine months ended September 30, 2008, respectively, related to contract termination charges, primarily associated with a long term gas supply contract for nitrogen gas utilized in semiconductor manufacturing. The Company is required to pay an early termination penalty including de-installation and removal costs. Other contract termination costs relate to semiconductor equipment support services with minimum payment clauses extending beyond the current period.

•	A credit of $255 in the three and nine months ended September 30, 2008 related to changes in estimates of termination benefits originally recorded in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS No. 112”).
     In addition, during the second and third quarters of 2008, the Company began implementing new cost reduction initiatives, primarily targeting manufacturing and research and development labor costs. The Company recorded $26,359 and $29,152 in the three and nine months ended September 30, 2008, respectively, consisting of the following:
•	Charges of $25,742 and $28,313 in the three and nine months ended September 30, 2008, related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146.

•	Charges of $617 and $839 in the three and nine months ended September 30, 2008 related to one-time minimum statutory termination benefits recorded in accordance with SFAS No. 112.
2007 Restructuring Activities
     In the three and nine months ended September 30, 2007, the Company implemented further restructuring initiatives announced prior to 2007 and recorded a net restructuring charge of $1,386 and $528, respectively, consisting of the following:
•	Charges of $506 and $2,508 in the three and nine months ended September 30, 2007, respectively, related to one-time minimum statutory termination benefits recorded in accordance with SFAS No. 112.

•	Charges of $914 and $2,050 in the three and nine months ended September 30, 2007, respectively, related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146.

•	A credit of $34 and $932 in the three and nine months ended September 30, 2007 related to changes in estimates of termination benefits originally recorded in accordance with SFAS No. 112.

•	A credit of $3,071 in the nine months ended September 30, 2007 related to the settlement of a long-term gas supply contract initially recorded in the third quarter of 2002, for which the original estimated restructuring accrual was $12,437. On May 1, 2007, in connection with the sale of the Irving, Texas facility, the Company paid $5,600 to terminate this contract, and was reimbursed $1,700 by the buyer of the facility towards the contract termination fee.
Note 14 NET (LOSS) INCOME PER SHARE
     Basic and diluted net (loss) income per share is calculated by using the weighted-average number of common shares outstanding during that period. Diluted net (loss) income per share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, upon vesting of restricted stock units and contingent issuable shares for all periods. No dilutive potential common shares were included in the computation of any diluted per share amount when a loss from continuing operations was reported by the Company.

     A reconciliation of the numerator and denominator of basic and diluted net (loss) income per share is provided as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net (loss) income	$(4,738)	$16,553	$(2,857)	$46,171

Weighted-average shares — basic	447,013	485,540	445,826	487,731
Incremental shares and share equivalents	—	4,251	—	5,016

Weighted-average shares — diluted	447,013	489,791	445,826	492,747

Net (loss) income share:
Basic
Net (loss) income per share — basic	$(0.01)	$0.03	$(0.01)	$0.09

Diluted
Net (loss) income per share — diluted	$(0.01)	$0.03	$(0.01)	$0.09

     The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net (loss) income per share, as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(in thousands)
Employee stock options and restricted stock units outstanding	46,113	32,208	40,506	31,911
Incremental shares and share equivalents	—	(4,251)	—	(5,016)

Total weighted-average potential shares excluded from per share calculation	46,113	27,957	40,506	26,895

Note 15 INTEREST AND OTHER (EXPENSE) INCOME, NET
     Interest and other (expense) income, net, is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(in thousands)
Interest and other income	$3,855	$3,806	$10,407	$14,222
Interest expense	(2,889)	(2,802)	(9,812)	(9,345)
Foreign exchange transaction gain (loss)	1,564	295	(4,311)	(1,989)

Total	$2,530	$1,299	$(3,716)	$2,888

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

Fair Value Hierarchy
     SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.
     The table below presents the balances of assets measured at fair value on a recurring basis:

	September 30, 2008
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Corporate equity securities	$204	$204	$—	$—
Auction-rate securities	15,803	—	—	15,803
Corporate debt securities and other obligations	29,512	—	29,512	—

Total	$45,519	$204	$29,512	$15,803

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
     Auction-rate securities are classified within Level 3 as significant assumptions are not observable in the market. During the three and nine months ended September 30, 2008, the Company recorded an unrealized loss of $159 and $722, respectively relating to decline in the value of auction-rate securities which is recorded as comprehensive loss. There were no realized gains or losses recorded for these auction-rate securities in the three and nine months ended September 30, 2008. There were no transfers in or out of Level 3 in the three and nine months ended September 30, 2008. The Company does not believe that the impairment is “other than temporary” due to its intent and ability to hold the securities until they can be liquidated at par value. The auction-rate securities were primarily valued based on income approach using an estimate of future cash flows. The assumptions used in preparing these discounted cash flow models included estimates for the amount and timing of future interest and principal payments and the creditworthiness of the issuers. The total amount of assets measured using Level 3 valuation methodologies represented approximately 1% of total assets as of September 30, 2008.
     In October 2008, the Company accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase the Company’s eligible auction-rate securities of $12,225 (book value) at par value at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, the Company expects to sell the securities to UBS at par value on June 30, 2010. The remainder of the Company’s auction-rate securities is held with another large financial institution.

     A summary of the changes in Level 3 assets measured at fair value on a recurring basis is as follows:

			Balance		Sales and	Balance		Sales and	Balance
	Balance	Total Unrealized	March 31,	Total Unrealized	Other	June 30,	Total Unrealized	Other	September 30,
	January 1, 2008	Losses	2008	Gains	Settlements	2008	Losses	Settlements	2008
	(in thousands)
Auction-rate securities	$29,057	$(1,113)	$27,944	$550	$(9,944)	$18,550	(159)	(2,588)	$15,803

Total	$29,057	$(1,113)	$27,944	$550	$(9,944)	$18,550	$(159)	$(2,588)	$15,803

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
     On March 6, 2008, we acquired Quantum Research Group Ltd. (“Quantum”) for $97 million. The results of operations of Quantum are included in our Microcontroller segment from the date of acquisition.
     Net revenues decreased by 4% to $400 million in the three months ended September 30, 2008, compared to $418 million in the three months ended September 30, 2007. Net revenues increased by 1% to $1,232 million in the nine months ended September 30, 2008, compared to $1,214 million in the nine months ended September 30, 2007. The decrease in the three months ended September 30, 2008, compared to the three months ended September 30, 2007 was primarily due to the conversion of certain European distributors to a sell through revenue model and a decrease in net revenues in the RF and Automotive segment in the three and nine months ended September 30, 2008 as discussed further below. The decrease to the RFA segment resulted primarily from reduced shipment quantities of BiCMOS foundry products related to communication chipsets for code-division multiple access (“CDMA”) phones. These decreases were offset in part by higher shipments in our Microcontroller segment in the three and nine months ended September 30, 2008, primarily driven by growth of our AVR and ARM products.
Revenue Recognition Related to European Distributors in the Quarter Ended September 30, 2008
     During the six months ended June 30, 2008, our sales agreements with independent distributors in Europe were accounted for using a “sell-in” revenue recognition model. Sales to these distributors before July 1, 2008 were made under arrangements where pricing was fixed at the time of shipment. In addition, the arrangements did not provide these distributors with allowances such as price protection or right of return upon termination of the agreement. As a result, our policy was to recognize revenue upon shipment to these distributors.
     Effective July 1, 2008, we entered into agreements with certain European distributors that allow additional rights, including future price concessions at the time of resale, price protection, and the right to return products upon termination of the distribution agreement. As a result of uncertainties over finalization of pricing for shipments to these distributors, revenues and related costs will be deferred until the products are sold by the distributors to their end customers. We consider that the sale prices are not “fixed or determinable” at the time of shipment to these distributors.
     The objective of the conversion to a “sell-through” revenue recognition model is to enable us to better manage end-customer pricing, track design registrations for proprietary products, and improve our visibility into distribution inventory and sales levels. We expect that this conversion will result in improved operating results for us and our distribution partners in the future. Management estimates that the impact of this one-time adjustment lowered net revenues and cost of revenues by approximately $20 million and $9 million, respectively, in both the three and nine months ended September 30, 2008.
     The segment breakout of this change to revenue recognition terms on our net revenues and cost of revenues are estimated to be as follows for the three months ended September 30, 2008:

	Reduction in	Reduction in
	Net Revenues	Cost of Revenues
	(in thousands)
ASIC	$1,232	$575
Microcontroller	14,022	7,044
Nonvolatile Memory	2,439	892
RF and Automotive	2,198	672

Total	$19,891	$9,183

     Gross margin improved to 39.5% in the three months ended September 30, 2008, compared to 35.6% in the three months ended September 30, 2007. Gross margin improved to 37.1% in the nine months ended September 30, 2008 compared to 35.5% in the nine months ended September 30, 2007. These improvements were primarily a result of improved manufacturing utilization as a result of our strategic restructuring initiatives and an increase in the proportion of higher margin Microcontroller products included in total revenues.
     We continue to take significant actions to improve operational efficiencies and reduce costs. Charges related to restructuring, acquisitions and grant repayments, and asset impairments, offset by gain on sale of assets, totaled approximately $42 million and $59 million in the three and nine months ended September 30, 2008, respectively, compared to net charges of $2 million and $1 million in the three and nine months ended September 30, 2007, respectively. During the three months ending September 30, 2008, we incurred $26 million in restructuring charges related to headcount reductions in our manufacturing operations that we expect will result in lower costs to produce products beginning in the first quarter of 2009. In addition, we recorded impairment charges of $8 million related to the sale of the manufacturing operations of the Heilbronn, Germany fabrication facility in the three months ended September 30, 2008. We expect to enter into a supply agreement for supply of products from this facility for up to five years (first three years with minimum annual purchase commitment). Cost savings related to this sale are not expected to be significant until the supply agreement is concluded.

     Including the charges noted above, we incurred a loss from operations of $11 million in the three months ended September 30, 2008, compared to income of $25 million in the three months ended September 30, 2007. Income from operations totaled $4 million in the nine months ended September 30, 2008, compared to $45 million in the nine months ended September 30, 2007.
     Cash provided by operating activities totaled $77 million in the nine months ended September 30, 2008, compared to approximately $105 million in the nine months ended September 30, 2007. At September 30, 2008, our cash, cash equivalents and short-term investments totaled $421 million, down from $430 million at December 31, 2007, primarily due to $97 million invested in the Quantum acquisition and payments of $34 million for fixed assets during the nine months ended September 30, 2008 offset by cash flows from operations. Our total indebtedness decreased to $147 million at September 30, 2008 from $163 million at December 31, 2007.
     We are continuing to evaluate ways to improve our competitive position in the market and further increase future operating results. In this context, we are continually reviewing potential changes in our business and asset portfolio throughout our worldwide operations, including those located in Europe, which may result in further restructuring, impairment, loss on sale, or acquisition related charges in the future, reduction in headcount, or reduction in revenues, or other significant changes to our results from operations.
RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
	September, 2008		September, 2007		September, 2008		September, 2007
	(in thousands, except percentage of net revenues)
Net revenues	$400,008	100.0%	$418,097	100.0%	$1,232,153	100.0%	$1,213,657	100.0%
Gross profit	158,009	39.5%	149,034	35.6%	457,589	37.1%	430,613	35.5%
Research and development	63,856	16.0%	63,609	15.2%	198,451	16.1%	200,174	16.5%
Selling, general and administrative	63,898	16.0%	58,518	14.0%	196,033	15.9%	184,458	15.2%
Acquisition-related charges	6,690	1.7%	—	—	17,110	1.4%	—	0.0%
Charges for grant repayments	291	0.1%	1,189	0.3%	464	0.0%	1,189	0.1%
Restructuring charges	26,625	6.7%	1,386	0.3%	63,209	5.1%	528	0.0%
Asset impairment charges (recovery)	7,969	2.0%	(1,057)	-0.3%	7,969	0.6%	(1,057)	-0.1%
Gain on sale of assets	—	0.0%	—	—	(29,948)	-2.4%	—	0.0%

(Loss) income from operations	$(11,320)	-2.8%	$25,389	6.1%	$4,301	0.3%	$45,321	3.7%

Net Revenues
     Net revenues decreased by 4% to $400 million in the three months ended September 30, 2008, compared to $418 million in the three months ended September 30, 2007. Net revenues increased by 1% to $1,232 million in the nine months ended September 30, 2008, compared to $1,214 million in the nine months ended September 30, 2007. The decrease in net revenues in the three months ended September 30, 2008, compared to the three months ended September 30, 2007 was primarily due to the conversion of certain European distributors to a sell through revenue model and a decrease in net revenues in the RF and Automotive segment in the three and nine months ended September 30, 2008 which were primarily a result of reduced shipment quantities for BiCMOS foundry products related to communication chipsets for code-division multiple access (“CDMA”) phones. These decreases were offset in part by higher shipments in our Microcontroller segment in the three and nine months ended September 30, 2008, primarily driven by growth of our AVR and ARM products.

Net Revenues — By Operating Segment
     Our net revenues by segment in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 are summarized as follows:

	Three Months Ended
	September 30, 2008	September 30, 2007	Change	% Change
	(in thousands, except for percentages)
ASIC	$114,657	$128,200	$(13,543)	-11%
Microcontroller	129,755	118,610	11,145	9%
Nonvolatile Memory	91,760	96,829	(5,069)	-5%
RF and Automotive	63,836	74,458	(10,622)	-14%

Total net revenues	$400,008	$418,097	$(18,089)	-4%

	Nine Months Ended
	September 30, 2008	September 30, 2007	Change	% Change
	(in thousands, except for percentages)
ASIC	$350,210	$363,695	$(13,485)	-4%
Microcontroller	403,124	337,251	65,873	20%
Nonvolatile Memory	274,448	271,969	2,479	1%
RF and Automotive	204,371	240,742	(36,371)	-15%

Total net revenues	$1,232,153	$1,213,657	$18,496	2%

     As discussed in the “Overview” section above, consolidated results for the three months ended September 30, 2008 were negatively impacted by the deferral of approximately $20 million of net revenue and $9 million of cost of revenues due to the conversion of certain distributors in Europe to a “sell-through” model. The following table presents the impact of this adjustment for the three months ended September 30, 2008 by reporting segments:

	Reduction in	Reduction in
	Net Revenues	Cost of Revenues
	(in thousands)
ASIC	$1,232	$575
Microcontroller	14,022	7,044
Nonvolatile Memory	2,439	892
RF and Automotive	2,198	672

Total	$19,891	$9,183

ASIC
     ASIC segment net revenues decreased by 11% or $13 million to $115 million in the three months ended September 30, 2008, compared to $128 million in the three months ended September 30, 2007. ASIC segment net revenues decreased in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to lower shipments for PC crypto memory products, Smartcard IC and imaging products. ASIC segment net revenues decreased by 4% or $13 million to $350 million in the nine months ended September 30, 2008, compared to $364 million in the nine months ended September 30, 2007. This decrease was primarily a result of lower shipments for PC crypto memory products as well as a decrease of imaging products.
Microcontroller
     Microcontroller segment net revenues increased by 9% or $11 million to $130 million in the three months ended September 30, 2008, compared to $119 million in the three months ended September 30, 2007. Microcontroller segment net revenues increased by 20% or $66 million to $403 million in the nine months ended September 30, 2008, compared to $337 million in the nine months ended September 30, 2007. The increase in net revenues in the three months ended September 30, 2008, compared to the three months ended September 30, 2007 resulted primarily from increased shipments from sales of products with new customer designs utilizing both our proprietary AVR microcontroller products as well as our ARM-based microcontroller products. AVR microcontroller revenue grew 9% in the three months ended September 30, 2008, while ARM based products grew 10%, compared to the three months ended September 30, 2007. In the nine months ended September 30, 2008, AVR microcontroller revenue grew 22% while ARM-based microcontroller products grew 26% compared to the nine months ended September 30, 2007.
     Microcontroller net revenues would have increased by approximately 21% or $25 million to $144 million in the three months ended September 30, 2008, compared to the three months ended September 30, 2007 and by approximately 24% or $80 million to $417 million in the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, after considering the adjustment of $14 million related to the conversion of certain European distributors to a “sell-through” model.
     To supplement our Microcontroller segment financial results presented in accordance with GAAP, the preceding sentence includes non-GAAP Microcontroller segment net revenue for the three and nine months ended September 30, 2008, which are adjusted from Microcontroller segment net revenue presented in accordance with GAAP to exclude the adjustment of $14 million related to the conversion of certain distributors in Europe to a “sell-through” model. Management believes that this non-GAAP financial measure reflects an additional and useful way of viewing aspects of our operations that, when viewed in conjunction with our GAAP results, provides a more comprehensive understanding of the various factors and trends affecting our business and operations.
     We have used non-GAAP Microcontroller segment net revenue for the three and nine months ended September 30, 2008 for internal purposes and believes that this non-GAAP financial measure provides meaningful supplemental information regarding operational and financial performance. Management uses this non-GAAP financial measure for strategic and business decision making, internal budgeting, forecasting and resource allocation processes.
     We believe that providing this non-GAAP financial measure, in addition to the GAAP financial results, is useful to investors because the non-GAAP financial measure allows investors to see our results “through the eyes” of management as this non-GAAP financial measure reflects our internal measurement processes. Management believes that this non-GAAP financial measure enables investors to better assess changes in a key element of our operating results across different reporting periods on a consistent basis. Thus, management believes that this non-GAAP financial measure provides investors with another method for assessing our operating results in a manner that is focused on the performance of our ongoing operations. In addition, this non-GAAP financial measure facilitates comparisons to our historical operating results and to competitors’ operating results.
     There are limitations in using non-GAAP financial measures because they are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. In addition, non- GAAP financial measures may be limited in value because they exclude certain items that may have a material impact upon our reported financial results. Management compensates for these limitations by providing investors with reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for or superior to the most directly comparable GAAP financial measures. Non-GAAP financial measures supplement, and should be viewed in conjunction with, GAAP financial measures.
Nonvolatile Memory
     Nonvolatile memory segment net revenues decreased by 5% or $5 million to $92 million in the three months ended September 30, 2008, compared to $97 million in the three months ended September 30, 2007. Nonvolatile memory segment net revenues increased by 1% or $2 million to $274 million in the nine months ended September 30, 2008, compared to $272 million in the nine months ended September 30, 2007. The decrease in the three months ended September 30, 2008, compared with the three months ended September 30, 2007 was primarily due to competitive pricing pressures for Serial EEPROM products, offset in part by increased shipments of serial flash memory products. The increase in the nine months ended September 30, 2008, compared with the nine months ended September 30, 2007 was primarily due to an increase in serial flash memory products of 37% from higher unit volumes, partially offset by a reduction in Serial EEPROM of 5% and other serial flash memory products of 16% from lower pricing. Markets for our nonvolatile memory products are more competitive than other markets we sell in, and as a result, our memory products are subject to greater declines in average selling prices than products in our other segments. Competitive pressures of products are among several factors causing continued pricing declines in 2008.
RF and Automotive
     RF and Automotive segment net revenues decreased by 14% or $10 million to $64 million in the three months ended September 30, 2008, compared to $74 million in the three months ended September 30, 2007. RF and Automotive segment net revenues decreased by 15% or $37 million to $204 million in the nine months ended September 30, 2008, compared to $241 million in the nine months ended September 30, 2007. The decreases in net revenues in the RF and Automotive segment in the three and nine months ended September 30, 2008 were primarily related to reduced shipment quantities for BiCMOS foundry products related to communication chipsets for CDMA phones partially offset by growth in other automotive products. In the three months ended September 30, 2008, net revenues decreased approximately $10 million for BiCMOS foundry products, compared to the three months ended September 30, 2007. In the nine months ended September 30, 2007, net revenues decreased approximately $40 million for BiCMOS foundry products, partially offset by a $3 million increase in revenue from other automotive products, compared to the nine months ended September 30, 2007.
Net Revenues — By Geographic Area
     Our net revenues by geographic areas in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 are summarized as follows (revenues are attributed to countries based on delivery locations):

	Three Months Ended
	September 30, 2008	September 30, 2007	Change	% Change
	(in thousands, except for percentages)
United States	$53,146	$59,140	$(5,994)	-10%
Europe	153,719	142,945	10,774	8%
Asia	187,567	210,095	(22,528)	-11%
Other*	5,576	5,917	(341)	-6%

Total net revenues	$400,008	$418,097	$(18,089)	-4%

	Nine Months Ended
	September 30, 2008	September 30, 2007	Change	% Change
	(in thousands, except for percentages)
United States	$170,924	$165,138	$5,786	4%
Europe	456,676	427,966	28,710	7%
Asia	587,087	605,305	(18,218)	-3%
Other*	17,466	15,248	2,218	15%

Total net revenues	$1,232,153	$1,213,657	$18,496	2%

*	Primarily includes South Africa and Central and South America

     Sales outside the United States accounted for 87% and 86% of our net revenues in the three and nine months ended September 30, 2008, compared to 86% in the three and nine months ended September 30, 2007.
     Our sales in the United States decreased by $6 million, or 10% in the three months ended September 30, 2008, compared to the three months ended September 30, 2007, and increased by $6 million, or 4% in the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The decrease in the three months ended September 30, 2008 was primarily due to United States based customers continuing to redirect deliveries from domestic operations to lower cost overseas operations, as well as reduced shipments to United States based distributors. The increase in sales in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to United States based customers increasing deliveries to domestic operations and increased shipments to United States based distributors in the first six months of 2008.
     Our sales in Europe increased by $11 million, or 8%, in the three months ended September 30, 2008, compared to the three months ended September 30, 2007, and increased by $29 million, or 7% in the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. These increases are primarily due to both higher volume shipments of Quantum and ARM-based microcontrollers.
     Our sales in Asia decreased $23 million, or 11% in the three months ended September 30, 2008, compared to the three months ended September 30, 2007, and decreased by $18 million, or 3% in the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The decrease in sales in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 was primarily due to lower shipments Nonvolatile memory products and shipments for communication chipsets for CDMA phones.
     The trend over the last several years has been an increase in revenues in Asia (excluding Singapore), while revenues in the United States has either declined or grown at a much slower rate. We believe that part of this shift reflects changes in customer manufacturing trends, with many customers increasing production in Asia due to lower labor costs. Although revenues in Asia decreased in 2008 compared to 2007, we expect that Asia revenues will continue to grow more rapidly than other regions in the future. Revenues in Asia may be impacted in the future as we refine our distribution strategy and optimize our distributor base in this region. It may take time for us to identify financially viable distributors and help them develop high quality support services. There can be no assurances that we will be able to manage this optimization process in an efficient and timely manner.
Impact to Revenues and Costs from Changes to Foreign Exchange Rates
     Changes in foreign exchange rates, primarily the Euro, have had a significant impact on our net revenues and operating costs. Net revenues denominated in Euro were approximately 18% and 20% in the three months ended September 30, 2008 and 2007, respectively. In each of the nine months ended September 30, 2008 and 2007, net revenues denominated in Euro were approximately 21%. Operating expenses denominated in Euro were 40% and 47% in the three months ended September 30, 2008 and 2007, respectively. In the nine months ended September 30, 2008 and 2007, operating expenses denominated in Euro were 43% and 51%, respectively. Net revenues included 46 million Euros and 169 million Euros in the three and nine months ended September 30, 2008, respectively, compared to 61 million Euros and 190 million Euros in the three and nine months ended September 30, 2007, respectively. Operating expenses in Euro decreased to approximately 96 million and 328 million Euros in the three and nine months ended September 30, 2008, respectively, compared to 126 million and 413 million Euros in operating expenses in the three and nine months ended September 30, 2007, respectively.
     Average exchange rates utilized to translate foreign currency revenues and expenses were 1.54 and 1.36 Euro to the U.S. Dollar in the three months ended September 30, 2008 and 2007, respectively. Average exchange rates utilized to translate foreign currency revenues and expenses were 1.52 and 1.34 Euro to the U.S. Dollar in the nine months ended September 30, 2008 and 2007, respectively.
     During the three and nine months ended September 30, 2008, changes in foreign exchange rates had an unfavorable impact on operating costs and income from operations. Had average exchange rates remained the same in the three and nine months ended September 30, 2008 as the average exchange rates in effect in the three and nine months ended September 30, 2007 our reported net revenues would have been $10 million and $32 million lower, respectively. However, as discussed above, our foreign currency expenses exceed foreign currency revenues. Operating expenses were denominated in foreign currencies, primarily the Euro, of 40% and 43%, respectively in the three and nine months ended September 30, 2008. Had average exchange rates in the three and nine months ended

September 30, 2008 remained the same as the average exchange rates in the three and nine months ended September 30, 2007, our operating expenses would have been $18 million lower (related to cost of revenues of $11 million; research and development expenses of $5 million; and sales, general and administrative expenses of $2 million) and $62 million lower (related to cost of revenues of $38 million; research and development expenses of $17 million; and sales, general and administrative expenses of $7 million), respectively.
     The net effect of changes in foreign currency exchange rates resulted in a decrease to income from operations of $9 million and $30 million in the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, respectively. We expect to take additional actions in the future to reduce this exposure. However, there can be no assurances that we will be able to reduce the exposure to additional unfavorable changes to exchange rates and the results on gross margin.
Cost of Revenues and Gross Margin
     We develop process technologies to ensure our products provide the maximum possible performance. During the three and nine months ended September 30, 2008, we manufactured approximately 94% of our products in our own wafer fabrication facilities.
     Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves and freight costs. Our gross margin as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.
     Gross margin improved to 39.5% in the three months ended September 30, 2008, compared to 35.6% in the three months ended September 30, 2007. Gross margin improved to 37.1% in the nine months ended September 30, 2008 compared to 35.5% in the nine months ended September 30, 2007.
     Gross margin improved during the three and nine months ended September 30, 2008 as a result of improved manufacturing utilization due to our strategic restructuring initiatives and by a stronger mix of higher margin microcontroller and other core products. Manufacturing utilization improvements result primarily from higher production levels at our Colorado Springs and Rousset, France fabrication facilities following the closure of our North Tyneside, UK facility in the second quarter of 2008. We anticipate further gross margin improvement over the next several quarters from further increases in factory utilization, a more favorable product mix, and additional cost reduction measures. Our manufacturing cycle ranges from approximately 60 to 90 days, and our average days of inventory has ranged from 110 to 120 days during 2008. Because of the cycle-time required to complete manufacturing processes and deliver products to our customers, significant changes to our manufacturing costs are reflected in operating results at the end of this cycle-time period, or approximately one quarter after the change has occurred.
     We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a reduction to cost of revenues for such grants of $0.4 million and $1 million in the three months ended September 30, 2008 and 2007, respectively, and $1 million in both of the nine months ended September 30, 2008 and 2007.
Research and Development
     Research and development (“R&D”) expenses remained relatively flat at $64 million in the three months ended September 30, 2008 , compared to the three months ended September 30, 2007 and decreased by 1% or $2 million to $198 million in the nine months ended September 30, 2008 from $200 million in the nine months ended September 30, 2007. The decrease in R&D expenses in the nine months ended September 30, 2008, compared to the nine months ended September 30, 2008 was in part primarily due to a reduction in the costs of development wafers used in process technology development of $12 million, partially offset by increases in stock based compensation of $6 million, employee salaries and benefits of $3 million and non-recurring engineering project costs of $2 million. R&D expenses in the three and nine months ended September 30, 2008 benefited from elimination of certain development programs that were determined to be non-strategic over the last year. However, these reductions were offset by the unfavorable impact of approximately $5 million and $17 million due to adverse foreign exchange rate fluctuations in the three and nine months ended September 30, 2008. As a percentage of net revenues, research and development expenses totaled 16% and 15% in the three months ended September 30, 2008 and 2007, respectively, and 16% and 17% in the nine months ended September 30, 2008 and 2007.
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
     We receive R&D grants from various European research organizations, the benefit for which is recognized as an offset to related costs. In the three and nine months ended September 30, 2008, we recognized $7 million and $17 million in research grant benefits, respectively. In the three and nine months ended September 30, 2007, we recognized $5 million and $14 million in research grant benefits, respectively.
Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses increased by 9% or $5 million to $64 million in the three months ended September 30, 2008 from $59 million in the three months ended September 30, 2007 and increased by 6% or $12 million to $196 million in the nine months ended September 30, 2008 from $184 million in the nine months ended September 30, 2007. The increase in SG&A expenses in the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, was primarily due to increased employee salaries and benefits of $6 million and bonuses and commissions of $6 million, offset in part by a decrease in professional service fees of $4 million. The increase in SG&A expenses in the three months ended September 30, 2008, compared to the three months ended September 30, 2007, was primarily due to increased employee salaries and benefits of $2 million and increased legal related costs for our ongoing legal matters of $3 million. SG&A expenses in the three and nine months ended September 30, 2008 were unfavorably impacted by approximately $2 million and $7 million, respectively, due to foreign exchange rate fluctuations. As a percentage of net revenues, SG&A expenses totaled 16% and 14% in the three months ended September 30, 2008 and 2007, respectively, and 16% and 15% in the nine months ended September 30, 2008 and 2007, respectively.
Stock-Based Compensation
     Stock-based compensation expense under SFAS 123R was $7 million and $5 million in the three months ended September 30, 2008 and 2007, respectively. Stock-based compensation expense under SFAS 123R was $20 million and $12 million in the nine months ended September 30, 2008 and 2007, respectively. Stock-based compensation expense increased in the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007, primarily due to annual stock option and restricted stock unit replenishment grants, performance-based restricted stock units and retention awards for certain key executives and employees. As a result of equity awards issued during the third quarter of 2008, we anticipate stock-based compensation to rise further in the fourth quarter of 2008.
Acquisition-Related Charges
     We recorded total acquisition-related charges of $7 million and $17 million in the three and nine months ended September 30, 2008 related to the acquisition of Quantum as described below:
     We recorded amortization of intangible assets of $2 million and $4  million associated with customer relationships, developed technology, trade name, non-compete agreements and backlog in the three and nine months ended September 30, 2008. These assets are amortized over three to five years. We estimate charges related to amortization of intangible assets will be approximately $2 million in the fourth quarter of 2008.
     In the three months ended March 31, 2008, we recorded a charge of $1 million associated with acquired in-process research and development (“IPR&D”), in connection with the acquisition of Quantum. No charges were recorded in the three months ended June 30, 2008 and September 30, 2008. Our methodology for allocating the purchase price to IPR&D involves established valuation techniques utilized in the high-technology industry. Each project in process was analyzed by discounted forecasted cash flows directly related to the products expected to result from the subject research and development, net of returns in contributory assets including working capital, fixed assets, customer relationships, trade name, and assembled workforce. IPR&D was expensed upon acquisition because technological feasibility has not been established and no future alternative uses existed. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value. A discount rate of 33% is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates recorded. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis. These estimates did not account for any potential synergies realizable as a result of the acquisition and were in line with industry averages and growth estimates.
     We agreed to compensate former key executives of Quantum contingent upon continuing employment over a three year period. We have agreed to pay up to $15 million in cash and issue 5.3 million shares of our common stock valued at $17 million. These amounts are being accrued over the employment period on an accelerated basis. As a result in the three and nine months ended September 30, 2008, we recorded total compensation-related expenses in cash and shares of $5 million and $12 million, respectively. We estimate charges related to these compensation agreements to total approximately $5 million in the fourth quarter of 2008.
Restructuring Charges
     The following table summarizes the activity related to the accrual for restructuring charges detailed by event in the three and nine months ended September 30, 2008 and 2007.

	January 1,			Currency	March 31,			Currency	June 30,			Currency	September 30,
	2008			Translation	2008			Translation	2008	Charges		Translation	2008
	Accrual	Charges	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual
							(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2006
Employee termination costs	1,324	17	(767)	78	652	14	(131)	(1)	534	(255)	(228)	(5)	46
Fouth quarter of 2007
Employee termination costs	12,759	1,106	(7,527)	559	6,897	325	(7,222)	—	—	—	—	—	—
Termination of contract with supplier	—	11,636	(493)	780	11,923	570	(10,475)	33	2,051	—	(2,051)	—	—
Other exit related costs	—	15,149	(5,766)	892	10,275	4,974	(14,546)	13	716	521	(1,023)	—	214
Second quarter of 2008
Employee termination costs	—	—	—	—	—	2,793	(591)	4	2,206	334	(1,029)	(183)	1,328
Third quarter of 2008
Employee termination costs	—	—	—	—	—	—	—	—	—	26,025	(473)	(1,578)	23,974

Total 2008 activity	$15,675	$27,908	$(14,553)	$2,309	$31,339	$8,676	$(32,965)	$49	$7,099	$26,625	$(4,804)	$(1,766)	$27,154

	January 1,			Currency	March 31,			Currency	June 30,			Currency	September 30,
	2007			Translation	2007	Charges		Translation	2007			Translation	2007
	Accrual	Charges	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual
							(in thousands)
Third quarter of 2002
Termination of contract with supplier	$8,896	$—	$(249)	$—	$8,647	$(3,071)	$(3,984)	$—	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2005
Nantes fabrication facility sale	115	—	—	—	115	(27)	—	—	88	—	(90)	2	—
Fouth quarter of 2006
Employee termination costs	7,490	1,782	(1,743)	41	7,570	458	(3,899)	111	4,240	1,386	(3,094)	284	2,816

Total 2007 activity	$16,501	$1,782	$(1,992)	$41	$16,332	$(2,640)	$(7,883)	$111	$5,920	$1,386	$(3,184)	$286	$4,408

2008 Restructuring Charges
     In the three and nine months ended September 30, 2008, we incurred restructuring charges of $27 million and $63 million, respectively, as we continued to implement additional restructuring actions to improve operational efficiencies and reduce costs.
     We incurred restructuring charges related to the signing of definitive agreements in October 2007 to sell certain wafer fabrication equipment and real property at North Tyneside to TSMC and Highbridge. As a result of this action, this facility was closed and all of the employees of the facility were terminated by June 30, 2008. During the three and nine months ended September 30, 2008, we recorded the following restructuring charges (credits):
•	Charges of $0 and $1 million in the three and nine months ended September 30, 2008, respectively, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities” (“SFAS No. 146”).

•	Charges of $1 million and $21 million in the three and nine months ended September 30, 2008, respectively, related to equipment removal and facility closure costs. After production activity ceased, we utilized employees as well as outside services to disconnect fabrication equipment, fulfill equipment performance testing requirements of the buyer, and perform facility decontamination and other facility closure-related activity. Included in these costs are labor costs, facility related costs, outside service provider costs, and legal and other fees. Equipment removal, building decontamination and closure related cost activities were completed as of June 30, 2008.
•	Charges of $0 and $12 million in the three and nine months ended September 30, 2008, respectively, related to contract termination charges, primarily associated with a long term gas supply contract for nitrogen gas utilized in semiconductor manufacturing. We are required to pay an early termination penalty including de-installation and removal costs. Other contract termination costs relate to semiconductor equipment support services with minimum payment clauses extending beyond the current period.

•	A credit of $0.3 million in the three and nine months ended September 30, 2008 related to changes in estimates of termination benefits originally recorded in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS No. 112”).
     In addition, during the second and third quarters of 2008, we began implementing new cost reduction initiatives, primarily targeting manufacturing and research and development labor costs. We recorded $26 million and $29 million in the three and nine months ended September 30, 2008, respectively, consisting of the following:
•	Charges of $26 million and $28 million in the three and nine months ended September 30, 2008, related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146.

•	Charges of $1 million and $1 million in the three and nine months ended September 30, 2008 related to one-time minimum statutory termination benefits recorded in accordance with SFAS No. 112
     2007 Restructuring Activities
     In the three and nine months ended September 30, 2007, we implemented further restructuring initiatives announced prior to 2007 and recorded a net restructuring charge of $1 million and $1 million, respectively, consisting of the following:
•	Charges of $1 million and $3 million in the three and nine months ended September 30, 2007, respectively, related to one-time minimum statutory termination benefits recorded in accordance with SFAS No. 112.

•	Charges of $1 million and $2 million in the three and nine months ended September 30, 2007, respectively, related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146.

•	A credit of $0.1 million and $1 million in the three and nine months ended September 30, 2007 related to changes in estimates of termination benefits originally recorded in accordance with SFAS No. 112.

•	A credit of $3 million in the nine months ended September 30, 2007 related to the settlement of a long-term gas supply contract initially recorded in the third quarter of 2002, for which the original estimated restructuring accrual was $12 million. On May 1, 2007, in connection with the sale of the Irving, Texas facility, we paid $6 million to terminate this contract, and we were reimbursed $2 million by the buyer of the facility towards the contract termination fee.
Gain on Sale of Assets and Asset Impairment Charges
     Under Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) we assess the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed. We report assets and liabilities to be disposed of by sale as held for sale and recognize these assets and liabilities on the condensed consolidated balance sheet at the lower of carrying amount or fair value, less cost to sell. These assets are not depreciated.

Heilbronn, Germany and North Tyneside, United Kingdom
     We announced our intention to sell our fabrication facility in Heilbronn, Germany in December 2006. Subsequently, we decided to sell only the manufacturing operations related to the fabrication facility. In the three months ended September 30, 2008, we entered into an agreement to sell the manufacturing operations to Tejas Silicon Holding Limited (“TSI”). TSI will be acquiring from us certain fixed assets and inventory while assuming certain employee-related liabilities, including pension obligations, and trade taxes. In connection with the sale, we will also license certain process technology to TSI and TSI will assume the pension liability at a lower value. We will purchase from TSI a certain amount of wafers for five years (first three years with minimum annual purchase commitment) starting from the closing date of the sale. The total proceeds from the sale are expected to be nominal as the balance of the liabilities that TSI will assume approximate the value of the assets and rights to the license for process technology it will acquire from us. We have classified the assets and liabilities of the Heilbronn manufacturing operations as held for sale as of September 30, 2008. The assets and liabilities held for sale are carried on the condensed consolidated balance sheets at the lower of carrying amount or fair value, less cost to sell. The fixed assets are no longer depreciated. We recorded an impairment loss of $8 million in the three months ended September 30, 2008, consisting of $3 million for the net book value of the fixed assets and $5 million for selling costs related to legal, commissions and other direct incremental costs. The sale of the Heilbronn manufacturing operations does not qualify as discontinued operations as the operations and future cash flows will not be eliminated from our RF and Automotive segment. We expect to have continuing involvement in the operations of the Heilbronn fabrication facility.
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
Interest and Other (Expense) Income, Net
     Interest and other (expense) income, net, was a net income of $3 million and a net expense of $4 million in the three and nine months ended September 30, 2008, compared to net income of $1 million and $3 million in the three and nine months ended September 30, 2007. The change to net income in the three months ended September 30, 2008, compared to the three months ended September 30, 2007 was primarily due to a $2 million increase in foreign exchange transaction gain, as well as proceeds from a legal settlement and lower interest expense. The change in net expense in the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007 was primarily due to a $4 million decrease in interest income due to lower cash average cash balances and an increase in foreign exchange transaction losses of $3 million.
     Interest rates on our outstanding borrowings did not change significantly in the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007.
Income Taxes
     In the three and nine months ended September 30, 2008, we recorded an income tax benefit of $4 million and an income tax provision of $3 million, respectively, compared to an income tax provision of $10 million and $2 million in the three and nine months ended September 30, 2007, respectively.
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
     Other than the items noted as follows, there were no significant changes in estimates or provision for income taxes in the six months ended September 30, 2008:
     The sale of assets and restructuring charges of a foreign subsidiary as well as in-process research and development costs of Quantum Research Group were treated as discrete events in a previous quarter. Due to a full valuation allowance position in these jurisdictions, there is no tax provision impact associated with these discrete events in this quarter.

     At December 31, 2007, there was no provision for U.S. income tax for undistributed earnings, as it was our intention to reinvest these earnings indefinitely in operations outside the U.S. For 2008, we determined that we would require a transfer of funds to the U.S. from select foreign subsidiaries. As such, for 2008, we changed our position to no longer assert permanent reinvestment of undistributed earnings for certain foreign entities, which are expected to increase our tax provision in 2008 by approximately $2 million.
     We recognized tax benefits of $7 million and $10 million in the three and nine month periods ended September 30, 2008 respectively, resulting from the refund of unutilized French research tax credits for its 2003 and 2004 fiscal year, which were received during 2008.
     The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research tax credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. We are currently in the process of analyzing the impact of the new law on its financial statements. The potential effects of the changes would be recognized in the fourth quarter as an increase to the deferred tax assets with a corresponding increase to the valuation allowance.
     On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and limits the utilization of tax credits to 50 percent of a taxpayer’s taxable income. We expect the impact to our effective tax rate as the result of this law change to be immaterial.
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
     While we believe that the resolution of these audits is not expected to have a material adverse impact on our results of operations, cash flows or financial position, the outcome is subject to uncertainties. Should we be unable to reach agreement with the tax authorities on the various proposed adjustments there exists the possibility of an adverse material impact on our results of the operations, cash flows and financial position.
     On January 1, 2007, we adopted FIN 48. Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At December 31, 2007, we had $166 million of unrecognized tax benefits. During the nine months ended September 30, 2008, we had changes to unrecognized tax benefits of $5 million related primarily to the tax refund for French research tax credits as noted above. Additionally, during the three months ended June 30, 2008, as a result of ongoing discussions with foreign tax authorities related to open audits, we remeasured our FIN 48 reserve amounts and recorded an adjustment in unrecognized tax benefits of $21 million. This adjustment was a decrease to foreign net operating loss carry forwards with a corresponding adjustment to the valuation allowance. This change had no impact on income tax provision.
     Additionally, we believe that it is reasonably possible that the IRS audit may be resolved within the next twelve months. However, because of the continuing uncertainty regarding the resolution of the various issues under audit, we are not able to accurately estimate a possible range of the change to the reserve for the uncertain tax positions.
     Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Interest and penalties of $6 million have been expensed in the nine months ended September 30, 2008, related to uncertain tax positions.
Liquidity and Capital Resources
     At September 30, 2008, we had $421 million of cash and cash equivalents and short-term investments compared to $430 million at December 31, 2007. This decrease resulted from payment of approximately $97 million for the Quantum acquisition, along with payments of $34 million for fixed assets, offset by $77 million of cash flows generated from operations during the same period. Our current ratio, calculated as total current assets divided by total current liabilities, was 2.07 at September 30, 2008, an increase of 0.32 from 1.75 at December 31, 2007. We have reduced our debt obligations to $147 million at September 30, 2008, from $163 million at December 31, 2007. Working capital (total current assets less total current liabilities) increased by $80 million to $544 million at

September 30, 2008, compared to $464 million at December 31, 2007 primarily due to reduction of our accounts payable balances and accrued liabilities along with the receipt of $82 million in cash proceeds from the sale of fabrication equipment at our North Tyneside, UK facility in the first quarter of 2008.
     Approximately $16 million of our investment portfolio at September 30, 2008 was invested in auction-rate securities, down from $19 million at June 30, 2008. In the three months ended September 30, 2008, $3 million of auction-rate securities were redeemed at par value. Of the $16 million auction-rate securities that we still hold, approximately $15 million were classified as long-term investments within other assets on the condensed consolidated balance sheets, as they are not expected to be liquidated within the next twelve months, while the remaining $1 million were redeemed in October 2008. In October 2008, we accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase our eligible auction-rate securities of $12 million (book value) at par value at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, we expect to sell the securities to UBS at par value on June 30, 2010. The remainder of the Company’s auction-rate securities is held with another large financial institution.
     Operating Activities: Net cash provided by operating activities was $77 million in the nine months ended September 30, 2008 compared to $105 million provided by operating activities in the nine months ended September 30, 2007. Net cash provided by operating activities in the nine months ended September 30, 2008 resulted from strong operating results, excluding depreciation and stock-based compensation, offset by restructuring and grant repayment expenditures incurred in the course of closing our North Tyneside, UK manufacturing facility.
     Accounts receivable balances increased by 6% or $12 million to $221 million at September 30, 2008 from $209 million at December 31, 2007. The average days of outstanding accounts receivable (“DSO”) was 50 days at September 30, 2008, compared to 45 days at December 31, 2007 due to reduced revenue reported during the third quarter of 2008 related to the change in recognition timing for European distributors. While revenue was deferred on certain shipments, accounts receivable balances reflect the higher level of shipment activity. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures or longer customer payment patterns, our DSO and cash from operating activities would be negatively affected.
     Inventories decreased and provided $34 million of operating cash flows in the nine months ended September 30, 2008 compared to $6 million of cash utilized in the nine months ended September 30, 2007 primarily as a result of the closure of our North Tyneside, UK fabrication facility in the first quarter of 2008. Because of the deferral of revenue and related manufacturing costs related to the change in revenue recognition timing for European distributors, our days of inventory increased to 119 days at September 30, 2008, compared to 118 days at December 31, 2007. Inventory balances were also reduced by reclassification of $10 million of work in process inventory to “assets held for sale” related to the Heilbronn, Germany facility following the announced agreement to sell the facility, and related assets and liabilities in September 2008. Inventories consist of raw wafers, purchased specialty wafers, work-in-process and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.
     Reduction of accounts payable balances utilized $96 million of operating cash flows in the nine months ended September 30, 2008, which included $40 million of grant repayment for North Tyneside, UK, paid in the first quarter of 2008.
     Decreases in accrued and other liabilities provided $3 million of operating cash flows in the nine months ended September 30, 2008, primarily related to lower legal fees.
     Investing Activities: Net cash used in investing activities was $40 million in the nine months ended September 30, 2008, compared to $11 million in the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we paid approximately $97 million for the acquisition of Quantum, net of cash acquired, and $34 million for capital expenditures, offset in part by $83 million we received from the sale of fabrication equipment from our North Tyneside, UK facility. This compares to approximately $53 million paid for capital expenditures in the nine months ended September 30, 2007. We anticipate that expenditures for capital purchases will be between $45 million and $55 million for the remainder of 2008, which will be used to maintain existing equipment, provide additional testing capacity and, to a limited extent, for equipment to develop advanced process technologies.
     Financing Activities: Net cash used in financing activities was $7 million in the nine months ended September 30, 2008, compared to $311 million in the nine months ended September 30, 2007. We continued to pay down debt, with repayments of principal balances on capital leases and other debt totaling $17 million in the nine months ended September 30, 2008, compared to $69 million in the nine months ended September 30, 2007. Proceeds from issuance of common stock totaled $9 million in the nine months ended September 30,2008, compared to $8 million in the nine months ended September 30, 2008. In the nine months ended September 30, 2007, we repurchased $250 million of common stock.

     We believe that our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, equipment lease financing, and other short-term and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.
     Cash and cash equivalents decreased $10 million in the nine months ended September 30, 2008, compared to an increase of $5 million in the nine months ended September 30, 2007 due to the effect of exchange rate changes on cash balances During 2008, higher levels of cash balances were held in certain subsidiaries in Euro denominated accounts and decreased in value due to the weakening of the Euro compared to the U.S. Dollar during the period.
     During the next twelve months, we expect our operations to generate positive cash flow. We expect that we will have sufficient cash from operations and financing sources to meet all debt obligations. Debt obligations outstanding at September 30, 2008, which are classified as short-term, totaled $131 million. During the remainder of 2008 and future years, our capacity to make necessary capital investments will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary. In the event that we cannot obtain adequate financing due to the current credit markets or have to pay down our $100 million line of credit with a large financial institution, we believe we have sufficient funds due to the $421 million in cash, cash equivalents and short-term investments we held as of September 30, 2008 and cash flows from operations, which amounted to $77 million for the nine months ended September 30, 2008. Further, we have the ability to transfer cash back to the U.S., as a majority of our cash is held in cash and cash equivalents in Switzerland, which does not restrict the flow of cash between these two countries.
     There were no material changes in our contractual obligations and rights outside of the ordinary course of business or other material changes in our financial condition in the nine months ended September 30, 2008, other than the unrecognized tax benefits associated with the adoption of FIN No. 48. Unrecognized tax benefits at September 30, 2008 were approximately $161 million, the timing of the resolution of which is uncertain.
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
     During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either our subsidiaries or us. As of September 30, 2008, the maximum potential amount of future payments that we could be required to make under these guarantee agreements is approximately $2 million. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.
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
     We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts and sales returns, accounting for income taxes, valuation of inventory, fixed assets, stock-based compensation, restructuring charges and litigation have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the SEC on February 29, 2008, except for Goodwill and Intangible Assets and an update to Revenue Recognition which are discussed below.
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
Revenue Recognition
     Effective July 1, 2008, we entered into revised agreements with certain European distributors that allow additional rights, including future price concessions at the time of resale, price protection, and the right to return products upon termination of the distribution agreement. As a result of uncertainties over finalization of pricing for shipments to these distributor, we consider that the sale prices are not “fixed or determinable” at the time of shipment to these distributors. Revenues and related costs will be deferred until the products are sold by the distributors to their end customers. Our revenue reporting is highly dependent on receiving pertinent, accurate and timely data from our distributors. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. Because the data set is large and complex and because there may be errors in the reported data, we must use estimates and apply judgements to reconcile distributors’ reported inventories to their activities. Actual results could vary from those estimates.
Recent Accounting Pronouncements
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No.157”, which delays the effective date of SFAS No. 157, “Fair Value Measurements”, for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We are currently evaluating the financial impact of FSP No. 157-2 on our financial position and results of operations.
     In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective upon its issuance, including prior periods for which financial statements have not been issued. FSP No. 157-3 did not have a material impact on our consolidated financial statements.
     In March 2008, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on our condensed consolidated results of operations and financial condition.
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
     We have short-term debt, long-term debt and capital leases totaling $147 million at September 30, 2008. Approximately $3 million of these borrowings have fixed interest rates. We have $141 million of floating interest rate debt, of which approximately $16 million is Euro denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.

     The following table summarizes our variable-rate debt exposed to interest rate risk as of September 30, 2008. All fair market values are shown net of applicable premium or discount, if any:

							Total
							Variable-rate
							Debt
	Payments by Due Year						Outstanding at
	2008*	2009	2010	2011	2012	Thereafter	September 30, 2008
	(in thousands)
60 day USD LIBOR weighted-average interest rate basis (1) — Revolving line of credit	$100,000	$—	$—	$—	$—	$—	$100,000

Total of 60 day USD LIBOR rate debt	$100,000	$—	$—	$—	$—	$—	$100,000

90 day USD LIBOR or PRIME weighted-average interest rate basis (1) — Revolving line of credit due 2009	$—	$25,000	$—	$—	$—	$—	$25,000

Total of 90 day USD LIBOR or PRIME rate debt	$—	$25,000	$—	$—	$—	$—	$25,000

90 day EURIBOR weighted-average interest rate basis (1) — Capital leases	$1,139	$4,545	$4,545	$4,545	$1,138	$—	$15,912

Total of 90 day USD LIBOR rate debt	$1,139	$4,545	$4,545	$4,545	$1,138	$—	$15,912

Total variable-rate debt	$101,139	$29,545	$4,545	$4,545	$1,138	$—	$140,912

*	Represents payments due over the three months remaining for 2008.

(1)	Actual interest rates include a spread over the basis amount.
     The following tables present the hypothetical changes in interest expense, in the three and nine month period ended September 30, 2008 related to our outstanding borrowings that are sensitive to changes in interest rates as of September 30, 2008. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS.
     In the three months ended September 30, 2008:

Interest Expense
	Interest Expense Given an Interest			with No Change in	Interest Expense Given an Interest
	Rate Decrease by X Basis Points			Interest Rate	Rate Increase by X Basis Points
	150 BPS	100 BPS	50 BPS	(in thousands)	50 BPS	100 BPS	150 BPS

Interest expense	$718	$1,442	$2,166	$2,889	$3,613	$4,336	$5,060
     In the nine months ended September 30, 2008:

Interest Expense
	Interest Expense Given an Interest			with No Change in	Interest Expense Given an Interest
	Rate Decrease by X Basis Points			Interest Rate	Rate Increase by X Basis Points
	150 BPS	100 BPS	50 BPS	(in thousands)	50 BPS	100 BPS	150 BPS

Interest expense	$7,607	$8,342	$9,077	$9,812	$10,547	$11,282	$12,017

Foreign Currency Risk
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where we have significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of unfavorable exchange rates in the three and nine months ended September 30, 2008, compared to the average exchange rates in the three and nine months ended September 30, 2007, resulted in a decrease in income from operations of $9 million and $30 million in the three and nine months ended September 30, 2008 (as discussed in this report in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign currency denominated transactions that occurred in the three and nine months ended September 30, 2008 were recorded using the average foreign currency exchange rates in the same period in 2007. Sales denominated in foreign currencies, primarily the Euro, were 18% and 20% in the three months ended September 30, 2008 and 2007, respectively, and 21% in both the nine months ended September 30, 2008 and 2007. Sales denominated in Yen were 1% in the three months ended September 30, 2008 and 2007 and 1% for both the nine months ended September 30, 2008 and 2007. Costs denominated in foreign currencies, primarily the Euro, were 40% and 47% in the three months ended September 30, 2008 and 2007, respectively, and 43% and 51% in the nine months ended September 30, 2008 and 2007, respectively.
     We face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 28% and 23% of our accounts receivables were denominated in foreign currencies as of September 30, 2008 and December 31, 2007, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 37% and 54% of our accounts payable were denominated in foreign currencies as of September 30, 2008 and December 31, 2007, respectively. Approximately 13% and 18% of our debt obligations were denominated in foreign currencies as of September 30, 2008 and December 31, 2007, respectively.
Liquidity and Valuation Risk
     Approximately $16 million of our investment portfolio at September 30, 2008 was invested in highly-rated auction-rate securities, compared to approximately $19 million at June 30, 2008. In the three months ended September 30, 2008, $3 million of auction-rate securities were redeemed at par value. Auction-rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. If the auctions for the securities we own fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge. As of September 30, 2008, we recorded an impairment of $1 million, relating to decline in the value of auction-rate securities which is recorded as comprehensive loss. We do not believe that the impairment is “other than temporary” due to our intent and ability to hold the securities until they can be liquidated at par value.
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
     The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. On defendants’ motions, this consolidated amended complaint was dismissed with leave to amend, and a second consolidated amended complaint was filed in August 2007. Atmel and the individual defendants have each moved to dismiss the second consolidated amended complaint on various grounds. The motions have been argued and taken under submission by the Court. On February 20, 2008, a seventh stockholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California, which alleges the same causes of action as alleged in the second consolidated amended complaint. This seventh suit was consolidated with the already-pending consolidated federal action and was served on the Company on May 5, 2008. The state derivative cases have also been consolidated. In April 2007, a consolidated derivative complaint was filed in the state court action, and the Company moved to stay it. The court granted Atmel’s motion to stay on June 14, 2007. In June 2008, the federal district court denied the Company’s motion to dismiss for failure to make a demand on the board, and granted in part and denied in part motions to dismiss filed by the individual defendants. Discovery in the case has not yet commenced and no trial date has been set.
     In October 2006, an action was filed in First Instance labour court, Nantes, France on behalf of 46 former employees of Atmel’s Nantes facility, claiming that the sale of the Nantes facility to MHS (XbyBus SAS) in December 2005 was not a valid sale, and that these employees should still be considered employees of Atmel, with the right to claim social benefits from Atmel. The action is for unspecified damages. A hearing took place in October 2007 and in February 2008, and the court appointed an additional, professional judge to decide the matter. Atmel repleaded this matter in June 2008. On July 24, 2008, the court issued an oral ruling in favor of the Company denying the claim for social benefits. Forty of the plaintiffs appealed, and the court has not yet set a schedule for the appeal. Atmel believes that the filing of this action is without merit and intends to vigorously defend this action.

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
     In March 2006, Atmel filed suit against AuthenTec in the United States District Court, Northern District of California, San Jose Division, alleging infringement of U.S. Patent No. 6,289,114, and on November 1, 2006, Atmel filed a First Amended Complaint adding claims for infringement of U.S. Patent No. 6,459,804 (the “‘804 Patent”). In November 2006, AuthenTec answered denying liability and counterclaimed seeking a declaratory judgment of non-infringement and invalidity, its attorneys’ fees and other relief. In early 2008, the parties each filed motions seeking summary judgment, and by Order dated May 5, 2008, the Court granted AuthenTec’s motion for summary judgment of noninfringement. On July 14 2008, the parties filed a stipulation and proposed order of conditional dismissal. This matter has since been dismissed. A related suit, initially filed in the Middle District of Florida, was transferred to the court where this suit was pending, and was also dismissed at the same time as Atmel’s suit.
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
     On January 23, 2008, Isamtek MG (1999) Ltd filed suit in the District Court in Petach Tikva, Israel against Atmel SARL and two other defendants. Isamtek has alleged that Atmel breached its distributor agreement with Isamtek and has alleged a breach of duty of care in tort and interference with contractual by the other defendants. Isamtek seeks monetary and declaratory relief as well as presentation of accounts. The parties have agreed to participate in mediation, and the case has been stayed pending mediation.
     On December 21, 2005, the Company’s recently-acquired subsidiary, Quantum Research Group, Ltd (“QRG”), filed suit against Apple Computer Company, Inc. (“Apple”) and Fingerworks, Ltd (“Fingerworks”) in the United States District Court for the District of Maryland, alleging infringement of U.S. Patent No. 5,730,165 (“the ‘165 Patent”) and, on May 11, 2006, QRG filed an Amended Complaint adding Cypress Semiconductor/MicroSystems, Inc. (“Cypress”) as a defendant and asserting additional claims for Defamation, False Light, and Unfair Competition against Cypress. On or about July 31, 2006, Apple and Fingerworks each filed its Answer denying infringement and asserting counterclaims seeking a declaratory judgment of non-infringement and invalidity, as well as an award of costs and attorneys’ fees under 35 U.S.C. Section 285. During the third quarter, the parties reached a settlement agreement, and the case has been dismissed.
     On October 10, 2008, a class action complaint was filed in Delaware Chancery Court against the Company and all of the members of the current board relating to the proposed acquisition of Atmel by Microchip Technology and ON Semiconductor. The case has one cause of action, for breach of fiduciary duty, against all of the individual defendants. The complaint alleges that the proposed acquisition price is a premium over the current share price and is a “superior alternative” to the Company’s current turnaround plan. The complaint alleges that the individual defendants have fiduciary duties to: undertake an appropriate evaluation of Atmel’s worth as an acquisition candidate; take all appropriate steps to enhance Atmel’s attractiveness as a candidate; take all appropriate steps to “effectively expose Atmel to the marketplace” in an effort to create an active auction for Atmel, including but not limited to by negotiation with Microchip and ON; act independently so that the interests of Atmel’s shareholders will be protected; and adequately ensure that no conflicts of interest exist. The complaint asks further for an order requiring the individual defendants to “place the Company up for auction and/or to conduct a market-check” and requiring full and fair disclosure of the material facts to shareholders before completing any acquisition; a declaration that the individual defendants have breached their fiduciary duties; and an award of fees, expenses and costs to plaintiff and plaintiff’s counsel.
     On October 13, 2008 a separate class action complaint was filed in Delaware Chancery Court against the Company and all of the members of the current board relating to the proposed acquisition of Atmel by Microchip Technology and ON Semiconductor. This complaint also alleges that the proposed acquisition price is a premium over the current share price, but says the proposed acquisition is an attempt “to take advantage of the artificially low trading price of Atmel’s stock.” The case does not delineate a cause of action, but makes breach of fiduciary duty allegations. The complaint alleges that the individual defendants have fiduciary duties to: undertake an appropriate evaluation of Atmel’s worth as an acquisition candidate; actively evaluate the proposed transaction and engage in a meaningful auction with third parties in an attempt to obtain the best value; structure the proposed transaction in a fair and non-coercive manner; refrain from favoring the individual defendants’ interests over those of the company’s minority, public shareholders; and disclose all material facts necessary to permit the shareholders to make an informed decision. The complaint seeks an order that would preliminarily and permanently enjoin defendants from consummating or closing the proposed transaction; rescind the transaction in the event it is closed and award rescission-type damages to plaintiffs; direct defendants to account to plaintiff for their damages sustained because of the wrongs complained of; and award attorneys fees, expert fees and costs.
     From time to time, the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.
Other Contingencies
     The Company investigated a transaction from 2001 involving its Greek subsidiary (which was substantially shut down in 2007). The transaction was with an entity that was not a legitimate third-party vendor, and was entered into for an inappropriate purpose. Based on the results of its investigation, the Company has determined that its consolidated financial results did not require adjustment as a result of this transaction. The Company also determined that none of the individuals involved in the transaction are currently employed by the Company, and further, that pertinent controls have been revised or put in place since the time of the transaction. The Company voluntarily disclosed the investigation of the circumstances surrounding the transaction, and the results of that investigation, to the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”). The DOJ has not indicated any intent to pursue further inquiry, and the SEC’s Division of Enforcement has terminated its investigation and has indicated that it is not taking further action.
     In October 2008, officials of the European Union Commission (the “Commission”) conducted an inspection at the offices of one of the Company’s French subsidiaries. The Company has been informed that the Commission was seeking evidence of potential violations by Atmel or its subsidiaries of the European Union’s competition laws in connection with the Commission’s investigation of suppliers of integrated circuits for smart cards. The Company is cooperating with the Commission’s investigation and has not received any specific findings, monetary demand or judgment through the date of filing. The Company is not aware of any evidence identified as of the date of filing that would allow management to conclude that there has been a probable violation of the relevant articles of the EC Treaty or EEA Agreement resulting from the acts of any of the current or prior employees of the Company. As a result, the Company has not recorded any provision in its financial statements related to this matter.
     For products and technology exported from the U.S. or otherwise subject to U.S. jurisdiction, the Company is subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). Products and technology exported from other countries may also be subject to local laws and regulations governing international trade. Under these laws, the Company is responsible for obtaining all necessary licenses or other approvals, if required, for exports of hardware, technical data, and software, or for the provision of technical assistance. The Company is also required to obtain export licenses, if required, prior to transferring technical data or software to foreign persons. In addition, we are required to obtain necessary export licenses prior to the export of re-export of products, software, and technology (i) to any person, entity, organization or other party indentified on the U.S. Department of Commerce’s Denied Persons or Entity List, the U.S. Department of Treasury’s Specially Designated Nationals or Blocked Persons Lists, or the Department of State’s Debarred Parties List; or (ii) for use in nuclear, chemical/biological weapons, or rocket systems or unmanned air vehicle applications. A determination by the U.S. or local government that the Company has failed to comply with one or more of these export control laws or trade sanctions, including failure to properly restrict an export to the persons, entities or countries set forth on the government restricted party lists, could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from U.S. participation in government contracts. Further, a change in these laws could restrict our ability to export to previously permitted countries, customers, distributors, or other third parties. Any one or more of these sanctions or a change in law could have a material adverse effect on the Company’s business, financial condition and results of operations.
Item 1A. Risk Factors
     In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In addition, these risks and uncertainties may impact the “forward-looking” statements described elsewhere in this Form 10-Q and in the documents incorporated herein by reference. They could also affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.

OUR REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS, WHICH MAY RESULT IN VOLATILITY OR A DECLINE IN OUR STOCK PRICE.
     Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:
•	the nature of both the semiconductor industry and the markets addressed by our products;

•	our transition to a fab-lite strategy;

•	our dependence on selling through distributors;

•	our increased dependence on outside foundries and their ability to meet our volume, quality, and delivery objectives, particularly during times of increasing demand along with inventory excesses or shortages due to reliance on third party manufacturers;

•	global economic and political conditions;

•	our compliance with U.S. trade and export laws and regulations;

•	fluctuations in currency exchange rates and revenues and costs denominated in foreign currencies;

•	ability of independent assembly contractors to meet our volume, quality, and delivery objectives;

•	success with disposal or restructuring activities, including disposition of our Heilbronn facility;

•	fluctuations in manufacturing yields;

•	the average margin of the mix of products we sell;

•	third party intellectual property infringement claims;

•	the highly competitive nature of our markets;

•	the pace of technological change;

•	natural disasters or terrorist acts;

•	assessment of internal controls over financial reporting;

•	ability to meet our debt obligations;

•	availability of additional financing;

•	potential impairment and liquidity of auction-rate securities;

•	our ability to maintain good relationships with our customers;

•	long-term contracts with our customers;

•	integration of new businesses or products;

•	our compliance with international, federal and state, environmental, privacy and other regulations;

•	personnel changes;

•	business interruptions;

•	system integration disruptions;

•	anti-takeover effects in our certificate of incorporation, bylaws, and preferred shares rights agreement;

•	changes in accounting rules, such as recording expenses for employee stock option grants, or our accounting policies, such as the recent change to a sell through model for distributors in Europe;

•	the unfunded nature of our foreign pension plans and that any requirement to fund these plans could negatively impact our cash position;

•	the effects of our acquisition strategy, such as unanticipated accounting charges, which may adversely affect our results of operations;

•	utilization of our manufacturing capacity;

•	disruptions to the availability of raw materials can disrupt our ability to supply products to our customers;

•	costs associated with, and the outcome of, any litigation to which we are, or may become, a party;

•	product liability claims may arise resulting in significant costs and damage to reputation;

•	audits of our income tax returns, both in the U.S. and in foreign jurisdictions; and

•	compliance with economic incentive terms in certain government grants.
     Any unfavorable changes in any of these factors could harm our operating results and may result in volatility or a decline in our stock price. In addition, the unsolicited proposal, subject to conditions, from Microchip Technology Inc. and ON Semiconductor to engage in negotiations for a three-way agreement to acquire Atmel, and Atmel’s response thereto, may cause additional substantial volatility in our stock price.
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
     As part of our fab-lite strategy, we have reduced the number of manufacturing facilities we own. In December 2005, we sold our Nantes, France fabrication facility and the related foundry activities, to XbyBus SAS. In July 2006, we sold our Grenoble, France subsidiary (including the fabrication facility in Grenoble) to e2v technologies plc. In May 2008, we sold our North Tyneside, United Kingdom wafer fabrication facility. In September 2008, we announced an agreement for the sale of our wafer fabrication operation in Heilbronn, Germany. As a result of these transactions, we will be increasingly relying on the utilization of third-party foundry manufacturing and assembly and test capacity. As part of this transition we must expand our foundry relationships by entering into new agreements with third-party foundries. If these agreements are not completed on a timely basis, or the transfer of production is delayed for other reasons, the supply of certain of our products could be disrupted, which would harm our business. In addition, difficulties in production yields can often occur when transitioning to a new third-party manufacturer. If such foundries fail to deliver quality products and components on a timely basis, our business could be harmed.
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
OUR REVENUES ARE DEPENDENT ON SELLING THROUGH DISTRIBUTORS.
     Sales through distributors accounted for 49% and 48% of our net revenues for the three and nine months ended September 30, 2008, respectively, and accounted for 43% of our net revenues in both the three and nine months ended September 30, 2007. We market and sell our products through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon relatively short notice to the other party. These agreements are non-exclusive and also permit our distributors to offer our competitors’ products.
     During the six months ended June 30, 2008, our sales agreements with independent distributors in Europe were accounted for using a “sell-in” revenue recognition model. Sales to these distributors before July 1, 2008 were made under arrangements where pricing was fixed at the time of shipment. In addition, the arrangements did not provide these distributors with allowances such as price protection or rights of return upon termination of the arrangement. As a result our policy was to recognize revenue upon shipment to these distributors.
     Effective July 1, 2008, we entered into revised agreements with certain European distributor agreements that allow additional rights, including future price concessions at the time of resale, price protection, and the right to return products upon termination of the distribution agreement. As a result of uncertainties over finalization of pricing for shipments to these distributors, we consider that the sale prices are not “fixed or determinable” at the time of shipment to these distributors. Revenues and related costs will be deferred until the products are sold by the distributor to their end customers.
     The objective of this conversion is to enable us to better manage end-customer pricing, track design registrations for proprietary products, and improve our visibility into distribution inventory and sales levels. We expect that this conversion will result in improved operating results for us and our distribution partners in the future. Management estimates that the revenue impact of this one-time adjustment lowered revenue and costs of sales by approximately $20 million and $9 million, respectively, in the three and nine months ended September 30, 2008. Our revenue reporting is highly dependent on receiving pertinent, accurate and timely data from our distributors. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. Because the data set is large and complex and because there may be errors in the reported data, we must use estimates and apply judgements to reconcile distributors’ reported inventories to their activities. Actual results could vary from those estimates.
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
OUR INTERNATIONAL SALES AND OPERATIONS ARE SUBJECT TO APPLICABLE LAWS RELATING TO TRADE AND EXPORT CONTROLS, AND A VIOLATION OF, OR CHANGE IN THESE LAWS COULD ADVERSELY AFFECT OUR OPERATIONS.
     For products and technology exported from the U.S. or otherwise subject to U.S. jurisdiction, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited, to the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the U.S. Department of Treasury, Office of Foreign Assets Control (“OFAC”). Products and technology exported from other countries may also be subject to local laws and regulations governing international trade. Under these laws and regulations, we are responsible for obtaining all necessary licenses or other approvals, if required, for exports of hardware, technical data, and software, or for the provision of technical assistance. We are also required to obtain export licenses, if required, prior to transferring technical data or software to foreign persons. In addition, under these laws and regulations we are required to obtain necessary export licenses prior to the export or re-export of products, software, and technology (i) to any person, entity, organization or other party identified on the U.S. Department of Commerce’s Denied Persons or Entity List, the U.S. Department of Treasury’s Specially Designated Nationals or Blocked Persons Lists, or the Department of State’s Debarred Parties List; or (ii) for use in nuclear, chemical/biological weapons, or rocket systems or unmanned air vehicle applications. A determination by the U.S. or local government that Atmel has failed to comply with one or more of these export control laws or trade sanctions, including failure to properly restrict an export to the persons, entities or countries set forth on the government restricted party lists, could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from U.S. participation in government contracts. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors, or other third parties. Any one or more of these changes could have a material adverse effect on our business, financial condition and results of operations.
     We are enhancing our export compliance program, including analyzing product shipments and technology transfers, working with U.S. government officials to ensure compliance with applicable U.S. export laws and regulations, and developing additional operational procedures. A determination by the U.S. government that we have failed to comply with one or more of these export controls or trade sanctions could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, and debarment from U.S. participation in government contracts. Any one or more of these sanctions could have a material adverse effect on our business, financial condition and results of operations.

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
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where we have significant operations with costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of unfavorable exchange rates in the three and nine months ended September 30, 2008, compared to the average exchange rates in the three and nine months ended September 30, 2007, resulted in a decrease in income from operations of $9 million and $30 million in the three and nine months ended September 30, 2008 (as discussed in this report in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign currency denominated transactions that occurred in the three and nine months ended September 30, 2008 were recorded using the average foreign currency exchange rates in the same period in 2007. Sales denominated in foreign currencies, primarily Euro were 18% and 20% in the three months ended September 30, 2008 and 2007, respectively, and 21% in both the nine months ended September 30, 2008 and 2007, respectively. Sales denominated in Yen were 1% in the three months ended September 30, 2008 and 2007 and 1% for both the nine months ended September 30, 2008 and 2007. Costs denominated in foreign currencies, primarily the Euro, were 40% and 47% in the three months ended September 30, 2008 and 2007, respectively, and 43% and 51% in the nine months ended September 30, 2008 and 2007, respectively.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 28% and 23% of our accounts receivables are denominated in foreign currency as of September 30, 2008 and December 31, 2007, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 37% and 54% of our accounts payable were denominated in foreign currency as of September 30, 2008 and December 31, 2007, respectively. Approximately 13% and 18% of our debt obligations were denominated in foreign currency as of September 30, 2008 and December 31, 2007, respectively.
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
WE FACE RISKS ASSOCIATED WITH DISPOSAL OR RESTRUCTURING ACTIVITIES.
     As part of our fab-lite strategy, in December 2006, we announced plans to sell our Heilbronn, Germany, and North Tyneside, United Kingdom, manufacturing facilities. In May 2008, we sold our North Tyneside, United Kingdom manufacturing facility. In September 2008, we announced an agreement for the sale of our wafer fabrication operation in Heilbronn, Germany. In July 2008, we announced that we are continually reviewing potential changes in our business and asset portfolio throughout our worldwide operations, including those located in Europe in order to enhance our overall competitiveness and viability. However, reducing our wafer fabrication capacity involves significant potential costs and delays, particularly in Europe, where the extensive statutory protection of employees imposes substantial restrictions on their employers when the market requires downsizing. Such costs and delays include compensation to employees and local government agencies, requirements and approvals of governmental and judicial bodies, and the potential requirement to repay governmental subsidies. We have in the past and may in the future experience labor union or workers council objections, or other difficulties, while implementing a reduction of the number of employees. Significant difficulties that we experience could harm our business and operating results, either by deterring needed headcount reduction or by the additional employee severance costs resulting from employee reduction actions in Europe relative to America or Asia.
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
OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.
     Sales to customers outside the U.S. accounted for 87% and 86% of net revenues in the three months ended September 30, 2008 and 2007, respectively, and 86% of net revenues in both the nine months ended September 30, 2008 and 2007. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:
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
     Approximately 18% and 20% of our net revenues in the three months ended September 30, 2008 and 2007, respectively, were denominated in foreign currencies, respectively, and 21% of our net revenues in each of the nine months ended September 30, 2008 and 2007, respectively, were denominated in foreign currencies, Operating costs denominated in foreign currencies, primarily the euro, were approximately 40% and 47% of total operating costs in the three months ended September 30, 2008 and 2007, respectively, and were approximately 43% and 51% of total operating costs in the nine months ended September 30, 2008 and 2007, respectively.
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
     As of September 30, 2008, our total debt was $147 million, compared to $163 million at December 31, 2007. Our debt-to-equity ratio was 0.90 and 1.07 at September 30, 2008 and December 31, 2007, respectively. Increases in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.
     Certain of our debt facilities contain terms that subject us to financial and other covenants. We were in compliance with all of our covenants as of September 30, 2008 and as of December 31, 2007.
     Of our total debt of $147 million as of September 30, 2008, $100 million is due in the next three months, and we may not be able to obtain additional financing due to the current credit market conditions. However, we believe that our current cash and cash equivalent balance and cash from operations are sufficient in the event we are not able to obtain additional financing.
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
     Approximately $16 million of our investment portfolio at September 30, 2008 is invested in auction-rate securities, of which $1 million was sold in October 2008. Auction-rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. These auction-rate securities have failed auctions in the three and nine months ended September 30, 2008. If the auctions for the securities we own continue to fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge.
     At September 30, 2008, we recorded an impairment of $1 million, relating to decline in the value of auction-rate securities which is recorded as comprehensive loss. We do not believe that the impairment is “other than temporary” due to our intent and ability to hold the securities until they can be liquidated at par value.
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
     We sell many of our products through distributors. Our distributors could experience financial difficulties or otherwise reduce or discontinue sales of our products. Our distributors could commence or increase sales of our competitors’ products. Also, one or more of our distributors or their affiliates may be identified in the future on the U.S. Department of Commerce’s Denied Persons or Entity List, the U.S. Department of Treasury’s Specially Designated Nationals or Blocked Persons Lists, or the Department of State’s Debarred Parties List, in which case we would not be permitted to sell our products through such distributors. In any of these cases, our business or results from operations could be materially harmed. Our sales terms for European distributors generally include very limited rights of return and stock rotation privileges. However, as we evaluate how to refine our distribution strategy, we may need to modify our sales terms or make changes to our distributor base, which may impact our future revenues in this region. It may take time for us to convert systems and processes to support modified sales terms. In addition, revenues in Asia may be impacted in the future as we refine our distribution strategy and optimize our distributor base in this region. It may take time for us to identify financially viable distributors and help them develop high quality support services. There can be no assurances that we will be able to manage these changes in an efficient and timely manner, or that our net revenues, result of operations and financial position will not be negatively impacted as a result.
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
     In addition, under U.S. GAAP, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which had carrying values of approximately $82 million as of September 30, 2008. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We intend to perform an annual impairment review during the fourth quarter of each year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our condensed consolidated statement of operations in the period any impairment is determined and could cause our stock price to decline.
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
     SFAS No. 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as expense over the requisite service periods in our consolidated statements of operations. Prior to January 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123 (and further amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an amendment of FASB Statement No. 123”). Under the intrinsic value method, stock-based compensation expense was recognized in our consolidated statements of operations for stock based awards granted to employees when the exercise price of these awards was less than the fair market value of the underlying stock at the date of grant.
     Income from continuing operations in the three and nine months ended September 30, 2008 was reduced by stock-based compensation expenses of $7 million and $20 million, respectively. Income from continuing operations in the three and nine months ended September 30, 2007 was reduced by $5 million and $12 million, respectively. These charges were calculated in accordance with SFAS No. 123R.
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
     We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $49 million and $53 million at September 30, 2008 and December 31, 2007. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits paid in 2007 was approximately $1 million, and we expect to pay $2 million in 2008. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.
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
CURRENT AND FUTURE LITIGATION AGAINST US COULD BE COSTLY AND TIME CONSUMING TO DEFEND.
     We are subject to legal proceedings and claims that arise in the ordinary course of business. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, results of operations, financial condition and liquidity.
     In October 2008, officials of the European Union Commission (the “Commission”) conducted an inspection at the offices of one of our French subsidiaries. We have been informed that the Commission was seeking evidence of potential violations by us or our subsidiaries of the European Union’s competition laws in connection with the Commission’s investigation of suppliers of integrated circuits for smart cards. We are cooperating with the Commission’s investigation and have not received any specific findings, monetary demand or judgment through the date of filing. We are not aware of any evidence identified as of the date of filing that would allow management to conclude that there has been a probable violation of the relevant articles of the EC Treaty or EEA Agreement resulting from the acts of any of the current or prior employees of ours. As a result, we have not recorded any provision in our financial statements related to this matter. We are currently under investigation and a determination by the Commission that we or our subsidiaries have infringed the European Union’s competition laws could lead to the imposition of significant fines and penalties that could have a material effect on our financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5. Other Information
     On July 30, 2008, we announced that our French management was commencing a consultation procedure with the works councils in France in relation to potential redundancies in the operations in Rousset and Nantes, France. We also announced that we are continually reviewing potential changes in our business and asset portfolio throughout our worldwide operations, including those located in Europe in order to enhance our overall competitiveness and viability.
     As a result of this review, in the third quarter of 2008, we began implementing new cost reduction initiatives, primarily targeting manufacturing and research and development labor costs. We recorded charges of $26.4 million in the three months ended September 30, 2008, consisting of the following:
•	Charges of $25.7 million in the three months ended September 30, 2008, related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146.

•	Charges of $0.6 million in the three months ended September 30, 2008 related to one-time minimum statutory termination benefits recorded in accordance with SFAS No. 112.
     We anticipate that these charges will be paid in cash prior to September 30, 2009.

Item 6. Exhibits
     The following Exhibits have been filed with, or incorporated by reference into, this Report:

10.1+	Employment Agreement by and between the Company and Stephen Cumming, dated June 16, 2008.

10.2+	Principal Design Terms for Change of Control Severance Plan (which is described in Item 5.02 of the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed with the Securities and Exchange Commission on August 11, 2008 and incorporated herein by reference).

10.3.1+	Forms of Restricted Stock Unit Agreement (which are incorporated herein by reference to Exhibit 10.1 and Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on August 11, 2008).

10.3.2+	Forms of Restricted Stock Unit Agreement

10.4+	2005 Stock Plan (as amended).

10.5+	2005 Stock Plan Forms of Agreement.

10.6+	1991 Employee Stock Purchase Plan (as amended).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION (Registrant)
November 10, 2008	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer (Principal Executive Officer)

November 10, 2008	/s/ STEPHEN CUMMING
Stephen Cumming
Vice President Finance & Chief Financial Officer (Principal Financial Officer)

November 10, 2008	/s/ DAVID MCCAMAN
David McCaman
Vice President Finance & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1+	Employment Agreement by and between the Company and Stephen Cumming, dated June 16, 2008.

10.2+	Principal Design Terms for Change of Control Severance Plan (which is described in Item 5.02 of the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed with the Securities and Exchange Commission on August 11, 2008 and incorporated herein by reference).

10.3.1+	Forms of Restricted Stock Unit Agreement (which are incorporated herein by reference to Exhibit 10.1 and Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on August 11, 2008).

10.3.2+	Forms of Restricted Stock Unit Agreement

10.4+	2005 Stock Plan (as amended).

10.5+	2005 Stock Plan Forms of Agreement.

10.6+	1991 Employee Stock Purchase Plan (as amended).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management compensatory plan, contract or arrangement.