Form 10-K
period 2008-12-31
ATMEL CORP
filed 2009-03-02
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 446,172,154 shares of the Registrant’s Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2008) was approximately $1,524,266,211. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2009, Registrant had 448,956,573 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s 2009 Annual Meeting of Stockholders anticipated to be held on May 20, 2009 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2008.

PART I

ITEM 1.	BUSINESS

FORWARD LOOKING STATEMENTS

You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for 2009, our expectations regarding the effects of exchange rates, our strategic plans, restructuring and other initiatives, and statements regarding our future prospects. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A — Risk Factors, and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-K.

BUSINESS

General

We design, develop, manufacture and sell a wide range of semiconductor integrated circuit (“IC”) products, including microcontrollers, advanced logic, mixed-signal, nonvolatile memory and radio frequency (“RF”) components. Leveraging a broad intellectual property (“IP”) portfolio, we supply our customers complete system solutions, with particular emphasis on solutions incorporating microcontrollers. These complex system-on-a-chip solutions are manufactured using our leading-edge process technologies, including complementary metal oxide semiconductor (“CMOS”), double-diffused metal oxide semiconductor (“DMOS”), logic, CMOS logic, bipolar, bipolar CMOS (“BiCMOS”), silicon germanium (“SiGe”), SiGe BiCMOS, analog, bipolar double diffused CMOS and radiation tolerant process technologies. We develop these process technologies ourselves to ensure they provide the maximum possible performance. In 2008, we fabricated approximately 93% of our products in our own wafer fabrication facilities, or “fabs.” We believe our ICs enable our customers to rapidly introduce leading edge electronic products that are differentiated by higher performance, advanced security features, lower cost, smaller size, longer battery life and more memory. Our products are used primarily in the following markets: industrial, consumer electronics, automotive, wireless communications, computing, storage, security, military and aerospace.

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

Our business is organized into four operating segments (see Note 14 of Notes to Consolidated Financial Statements for further discussion). Each of our business units offer products that compete in one or more of the end markets described below under the caption “Principal Markets and Customers.”

•	Microcontrollers segment includes a variety of proprietary and standard microcontrollers, the majority of which contain embedded nonvolatile memory and integrated analog peripherals. This segment also includes products with military and aerospace applications. In March 2008, we acquired Quantum Research Group Ltd. (“Quantum”), a supplier of capacitive sensing IP solutions. Results from the acquired operations are considered complementary to sales of microcontroller products and are included in this segment. Our Microcontroller segment comprised 33% of net revenues in the year ended December 31, 2008.

•	Nonvolatile Memories segment consists predominantly of serial interface electrically erasable programmable read-only memory (“SEEPROM”) and serial interface Flash memory products. This segment also includes parallel interface Flash memories as well as mature parallel interface electrically erasable programmable read-only memory (“EEPROM”) and erasable programmable read-only memory (“EPROM”) devices. This segment also includes products with military and aerospace applications. Our Nonvolatile Memories segment comprised 22% of net revenues in the year ended December 31, 2008.

•	Radio Frequency (“RF”) and Automotive segment includes products designed for the automotive industry. This segment produces and sells wireless and wired devices for industrial, consumer and automotive applications and it also provides foundry services which produce radio frequency products for the mobile telecommunications market. Our RF and Automotive segment comprised 16% of net revenues in the year ended December 31, 2008.

•	Application Specific Integrated Circuit (“ASIC”) segment includes customer and application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of specific applications. This segment also encompasses a range of products which provide security for digital data transactions, including smart cards for mobile phones, set top boxes, banking and national identity cards. We also develop application specific standard products (“ASSP”) for high reliability space applications, power management and secure crypto memory products. As a further step in our transformational plan to focus on our core Microcontroller segment, we recently announced that we are pursuing strategic alternatives for our ASIC and related manufacturing assets, including a potential sale. Our ASIC segment comprised 29% of net revenues in the year ended December 31, 2008.

Within each operating segment, we offer our customers products with a range of speed, density, power usage, specialty packaging, security and other features.

Microcontrollers

Our Microcontroller segment offers customers a full range of products to serve the consumer, automotive, industrial, telecom and PC peripheral end markets for embedded controls. Our product portfolio has four major microcontroller architectures targeted at the high volume embedded control market: our proprietary 8-bit and 32-bit AVR platforms, our embedded ARM-based product family and older 8051 8-bit based industry standard microcontroller products.

Embedded control systems typically incorporate a microcontroller as the principal active component. A microcontroller is a self-contained computer-on-a-chip consisting of a CPU, non-volatile program memory (Flash and EEPROM), random access memory (“RAM”) for data storage and various input/output peripheral capabilities. In addition to the microcontroller, a complete embedded control system incorporates application-specific software and may include specialized peripheral device controllers and internal or external non-volatile memory components, such as Flash and EEPROMs, to store additional program software and various analog and interface products.

AVR.  Our largest microcontroller product offering is based on the 8-bit AVR architecture. The tinyAVR®, megaAVR®, Xmegatm AVR, AVR Wireless products, AVR USB products, AVR Smart Battery products and the AVR Touch User Interface products are all product families using the AVR 8-bit RISC CPU which allow customers to minimize power consumption while obtaining maximum performance and ease of programming. AVR products accounted for 23%, 20% and 16% of total revenue for the years ended December 31, 2008, 2007, and 2006, respectively. Our Xmegatm AVR picoPower® microcontroller family consumes the least power in the industry, enabling longer operating times in hand-held and battery powered applications. AVR32 is our proprietary microcontroller architecture which provides customers with higher, 32-bit performance when 8-bit power is no longer sufficient. The AVR32 product offering is targeted at the industrial, automotive and ultra low power segments of the 32-bit market. AVR microcontroller products include embedded non-volatile memory and are available with a complete selection of analog and digital interfaces. We offer over 100 different products in the AVR family.

Q Touch.  With the acquisition of Quantum in 2008, Atmel has become a leading supplier of robust, capacitive sensing solutions for touch screens and other touch controls.

User interfaces are the critical factor in making electronic products appealing to consumers. Atmel touch screen device include ICs for creating economical, elegant, and easy to use touch screens that respond to a wide variety of touch types and gestures. They are capable of differentiating between single and two-finger touch, and support tap, press, flick, pinch (zoom in), stretch (zoom out), rotate, press and tap, press and double tap, press and flick, press and drag, and two-finger drag. We offer a comprehensive range of touch screen controllers for use by customers, such as touch buttons, keyboards, sliders and wheels.

QTouch devices are digital charge-transfer ICs designed to detect touch using a single connection between the sensor chip and a simple key electrode. These chips are best suited for low key count applications up to 10 keys. QMatrix devices are digital share-transfer (QT) ICs designed to detect touch using a scanned, passive matrix or electrode sets to achieve a large number of touch keys driven by a single chip. QWheel and QSlide devices are QT ICs based on Quantum’s QTouch technology to implement scrolling functionality. QFieldtm and QTwotm devices are QT ICs enabling Single and Two Touchtm touch screens.

ARM.  Our ARM-based microcontrollers are designed utilizing on the standard 32-bit ARM7 and ARM9 architectures, where we offer a range of products with and without embedded nonvolatile memories. Our SAM7 and SAM9 (Smart Arm Micro) products offer high performance 32-bit microcontrollers with a variety of complex analog and digital peripherals integrated on the same chip. For customers demanding the highest performance products, we offer an ARM9 product family. Our ARM customers save significant development time by using standard ARM software and the other development tools widely available.

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

Nonvolatile Memories

Serial Interface Products.  Our serial interface products evolved from our EEPROM and Flash memory technology expertise and were developed to meet the market demand for delivery of nonvolatile memory content through specialized, low pin-count interfaces and packages. Our serial interface product portfolio encompasses the industry’s largest offering of Serial EEPROMs and two complete families of Serial Flash memories. From a system cost and silicon area perspective, it is generally more economical to employ Flash memory technology for densities of 512-Kbits and above, and the similarity of the feature sets for our Serial EEPROM and Serial Flash memories allows our customers to easily upgrade from densities as low as 1-Kbits to as high as 64-Mbits.

Serial EEPROMs.  We currently offer three complete families of Serial EEPROMs supporting industry standard 2-wire, 3-wire and SPI protocols. Primarily used to store personal preference data and configuration/setup data, our Serial EEPROM products can be found in a multitude of consumer, industrial and automotive applications ranging from everything such as WLAN adapters and LCD TVs to video game systems and GPS devices. Because of our advanced process technology, diverse package options and broad density offerings, we have maintained the market leadership position for the last several years. Serial EEPROM products accounted for 13%, 15% and 13% of total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

DataFlash®.  The DataFlash® family of Serial Flash memories delivers proven, reliable solutions to store varying amounts of granular data or to store both embedded program code and data while utilizing very small, low pin-count packages. DataFlash devices are the industry’s most sophisticated and feature-rich Serial Flash memories and are designed to enable advanced features and functionality in a variety of high-volume products and applications. By using DataFlash memories, customers can minimize pin counts, simplify circuit boards, and reduce power consumption, all of which contribute to higher performance and lower system costs. DataFlash products are used in a wide variety of applications such as digital answering machines, fax machines, personal computers, printers, radar detectors, security systems and energy meters.

Small size is important to our customers and we are continuously developing smaller packages for our serial Flash memories using, for example, a cost-effective ball grid array and a variety of dual footprint non-leaded packages to help our customers produce smaller products. We also offer the full range of industry standard SOIC, PDIP and TSSOP packages.

SPI Flash.  Our newest Serial Flash family offers pin-compatible devices to our entire family of SPI Serial EEPROMs and provides customers with one of the highest performance serial memory solutions in the industry. Our SPI Flash family’s enhanced architecture and features allow the devices to be used in a wider array of applications compared to devices from competing suppliers while also providing customers with a more flexible, easier-to-implement solution. Like our Serial EEPROMs and DataFlash devices, our SPI Flash products utilize ultra-small packages like DFNs (dual flat no-lead) and CSPs (chip-scale packages) in addition to industry standard SOICs. SPI Flash is primarily used for code storage in a diverse set of consumer and industrial applications including high-volume products such as desktop and notebook computers, hard disk drives, CD/DVD Read/Write drives, Blu-ray and DVD players, MP3 players, digital picture frames, set-top boxes (STBs) and LCD TVs.

Parallel Flash Memory Products.  Flash represents a prevailing technology used in nonvolatile memory devices that can be reprogrammed within a system. We currently manufacture Parallel Flash products utilizing 0.18- and 0.13-micron process technologies.

The flexibility and ease of use of our Parallel Flash memories make them attractive solutions in systems where program information stored in memory must be rewritten after the system leaves its manufacturing environment. The reprogrammability of Flash memories also serves to support later system upgrades, field diagnostic routines and in-system reconfiguration, as well as capturing voice and data messages for later review. These products are generally used in handsets, personal computers, cable modems, set-top boxes and DVD players.

Parallel EEPROMs.  We are a leading supplier of high performance, in-system programmable Parallel EEPROMs. We believe that our Parallel EEPROM products represent the industry’s most complete offering, and we are the sole-source supplier for several customers for certain Parallel EEPROM devices. In the design of this product family, we have emphasized high reliability achieved through the incorporation of on-chip error detection and correction features. Parallel EEPROMs offer high endurance programmability and are highly flexible, offering faster data transfer rates and higher memory densities when compared to some serial interface architectures. These products are generally used to store frequently updated data in communications infrastructure equipment and avionics navigation systems.

EEPROMs.  The worldwide one-time programmable (OTP) EPROM market is intensely competitive and characterized by commodity pricing. Our strategy is to target the high-performance end of this market by offering faster speed, higher density and lower power usage devices. These products are generally used to store the operating programs of embedded microcontroller or DSP-based systems, such as hard disk drives, CD-ROM drives and modems.

RF and Automotive

Automotive RF.  With our automotive RF products we are one of the leading suppliers for automobile access solutions. Our products include complete keyless entry solutions for wireless key fobs, as well as the corresponding receivers and transceivers for the access control unit built into cars. Our innovative immobilizer ICs, which incorporate the widely accepted advanced encryption standard (“AES”), offer car theft protection. In addition we offer a wide portfolio of products targeted at keyless automobile starting systems.

High Voltage.  Our high voltage products ICs are manufactured utilizing mixed signal high voltage technology, providing analog-bipolar, high voltage DMOS power and CMOS logic function on a single chip. These ICs withstand and operate at high voltages and can be connected directly to the battery of a car, with a focus on intelligent load drivers, local interconnect network (“LIN”) in-vehicle networking and battery management hybrid cars products. The applications for the load drivers are primarily motor and actuator drivers and smart valve controls. The new line of battery management ICs target Li-ion battery systems that are becoming the standard for full electric and hybrid cars. Our popular and rugged LIN in-vehicle networking product line helps car makers to simplify the wire harness by using the LIN bus which is rapidly gaining popularity. Many body electronic applications can be connected and controlled via the LIN network bus, including switches, actuators and sensors. Our LIN devices currently are the benchmark for robustness in the automotive industry, which we attribute to innovative design techniques as well as to our proprietary silicon on-insulator (“SOI”) process technology.

RF.  The RF product line includes our low frequency RF identification tag ICs which are targeted towards the access control market and the livestock and pet tagging markets. These ICs are used in combination with a reader IC to make possible contactless identification for a wide variety of applications. Our RF products also target the industrial, scientific, medical (ISM) RF market, including wireless remote control applications such as home alarm systems, garage door openers, remote controlled toys, wireless game consoles and many others.

DVD.  Our laser diode drivers power the laser diodes used in CD and DVD drives for computer and consumer applications. We offer drivers for read only and read-write optical drives, including the new high density Blu-Ray standards. Our proprietary process technology has enabled us to develop photo diodes that are sensitive to blue as well as to red laser light. Our patent pending “open QFN” packaging technology enables cost efficient production of the photo detector ICs for the DVD and Blu-Ray standard.

Mixed Signal.  Our broadcast radio products cater primarily for the automotive market. They include high performance receivers for AM/FM and HD car radio, an industry leading portfolio of highly integrated antenna drivers, which enable small form factor car antennas and a complete chipset for the developing digital audio broadcasting/digital multimedia broadcasting radio market. In addition, our infrared (“IR”) receivers are among the leaders in the highly competitive market for IR remote control systems.

ASIC

Custom ASICs.  We design, manufacture and market ASICs to meet customer requirements for high-performance logic devices in a broad variety of customer-specific applications. Our SiliconCITY design platform utilizes our extensive libraries of qualified analog and digital IP blocks. This approach integrates system functionality into a single chip based on this unique architecture platform combined with one of the richest libraries of qualified IP blocks in the industry. By combining a variety of logic functions on a single chip, costs are reduced, design risk is minimized, time-to-market is accelerated and performance can be optimized.

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

CAPtm.  Our CAP customizable microcontroller combines, on a single IC, an ARM-based microcontroller system-on-chip with a high-density Metal Programmable Block that enables customers to add application-specific logic. This hybrid device significantly reduces design time and cost compared to an equivalent ASIC, but commands a comparable unit price. CAP is aimed at medium-to high-volume customers, many of whom are replacing a field programmable gate array (“FPGA”)-plus-microcontroller combination.

Secure Microcontrollers.  Our advanced design capability expertise in non-volatile memory technology and experience in security products positions us as one of the world’s pre-eminent suppliers of secure microcontroller-based ICs. Our Smart Card ICs primarily serve the cellular phone, banking, health card, national ID card and set-top box markets.

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

We have also introduced solutions with multimedia and wireless communications devices targeting home entertainment, security and automotive applications where information security is a primary objective.

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

Smart Card ICs accounted for 12%, 11% and 12% of total revenue for the years ended December 31, 2008, 2007, and 2006, respectively.

Technology

From inception, we have focused our efforts on developing advanced CMOS processes that can be used to manufacture reliable nonvolatile elements for memory and advanced logic integrated circuits. We believe that our experience in single and multiple-layer metal CMOS processing gives us a competitive advantage in developing and delivering high-density, high-speed and low-power logic and memory and logic products.

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

Principal Markets and Customers

Communications.  Communications, including wireless and wireline telecommunications and data networking, is currently one of our large end user markets. For the wireless market, we provide nonvolatile memory, standard and secure microcontrollers, and baseband and RF ASICs that are used for GSM and code-division multiple access (“CDMA”) mobile phones and their base stations, as well as two-way pagers, mobile radios, and cordless phones and their base stations. We also have a range of products based on the IEEE 802.11 wireless LAN standard, and on Bluetooth, a short-range wireless protocol that enables instant connectivity between electronic devices. Our principal customers in the wireless market include Ericsson, Motorola, Nokia, Philips, Qualcomm, Samsung and Siemens.

We also serve the data networking and wireline telecommunications markets, which continue to evolve due to the rapid adoption of new technologies. For these markets, we provide ASIC, nonvolatile memory and programmable logic products that are used in the switches, routers, cable modem termination systems and digital subscriber line (“DSL”) access multiplexers, which are currently being used to build internet infrastructure. Our principal data networking and wireline telecommunications customers include Alcatel Lucent, Cisco and Siemens.

Consumer Electronics.  Our products are also used in a broad variety of consumer electronics products. We provide microcontrollers for batteries and battery chargers that minimize the power usage by being “turned on” only when necessary. Microcontrollers are also offered for lighting controls and touchscreen user interface applications.

We provide multimode audio processors and MPEG2-based decoders with programmable transport for complex digital audio streams used in digital TVs, set top boxes and DVD players. We provide ASIC demodulators and decoders for cable modems. We also offer media access controllers for wireless local area networks (“WLANs”) and baseband controllers. In addition, we provide secure, encryption enabled, tamper resistant circuits for smart cards and embedded personal computer security applications. Our principal consumer electronics customers include Honeywell, Hosiden Corporation, Invensys, LG Electronics, Matsushita, Microsoft, Philips, Samsung, Sony and Toshiba.

Computing, Storage and Printing.  The computing and computing-peripherals markets are also growing as a result of increasing Internet use, network connectivity and digital imaging requirements. For computing applications, we provide Flash memory, serial memory, USB hubs and ASICs for personal computers, servers and USB drives. We offer Trusted Platform Module (“TPM”) products that perform platform authentication and security for computing systems. Our biometric security IC verifies a user’s identity by scanning a finger. In today’s security conscious environment we believe TPM and biometry are finding applications where access to information, equipment and similar resources needs to be controlled or monitored. We provide ASICs, nonvolatile memory and microcontrollers for laser printers, inkjet printers, copy machines and scanners. Our principal customers in these markets include Dell, Hewlett-Packard, IBM, Intel, M-Systems, Seagate and Western Digital.

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

Automotive.  The automotive electronics market has grown modestly, driven by demand for more sophisticated electronic systems, yet it remains stable during times when other sectors fluctuate. For automotive applications, we provide body electronics for passenger comfort and convenience; safety related subsystems such as air-bag drivers, anti-lock brake control and tire pressure monitors; keyless entry transmitters and receivers and in-vehicle entertainment components. With our introduction of high-voltage and high-temperature capable ICs we are broadening the automotive reach to systems and controls in the engine compartment. Virtually all of these are application-specific mixed signal ICs. Our principal customers in these markets include Continental-Temic, Daimler-Chrysler, Delphi, Hella, Marelli, Robert Bosch, Siemens-VDO and TRW.

Military and Aerospace.  The military and aerospace industries require products that will operate under extreme conditions and are tested to higher standards than commercial products. Our circuits are available in radiation-hardened (RAD) versions that meet stringent requirements (cumulative dose, latch-up and transient phenomena) of space, avionic and industrial applications. For these applications, we provide RAD ASICs, FPGAs, non-volatile memories and microcontrollers. Our principal customers in these markets include BAE Systems, Honeywell, Litton, Lockheed-Martin, Northrop, Raytheon and Roche.

Manufacturing

Once we have fabricated the wafers, we probe and test the individual circuits on them to identify those that do not function. This saves us the cost of putting mechanical packages around circuits whose failure can be determined in advance. After probe, we send all of our wafers to one of our independent assembly contractors, located in China, Indonesia, Japan, Malaysia, the Philippines, South Korea, Taiwan or Thailand where they are cut into individual chips and assembled into packages. Most of the finished products are given a final test at the assembly contractors although some are shipped to our test facilities in the United States where we perform electrical testing and visual inspection before delivery to customers.

The raw materials and equipment we use to produce our integrated circuits are available from several suppliers and we are not dependent upon any single source of supply. However, some materials have been in short supply in the past and lead times on occasion have lengthened, especially during semiconductor expansion cycles.

If market demand for our products increases during 2009, we believe that we will be able to substantially meet our production needs from our remaining wafer fabrication facilities through at least the end of 2009; however, capacity requirements may vary depending on, among other things, our rate of growth and our ability to increase production levels. During 2008, we manufactured approximately 93% of our products at our wafer fabrication facilities located in Colorado Springs, Colorado; Rousset, France and Heilbronn, Germany. On October 8, 2007, we announced that we entered into separate agreements with Taiwan Semiconductor Manufacturing Company, Ltd. (“TSMC”) and Highbridge Business Park Limited (“Highbridge”) for the sale of the wafer fabrication equipment and related property located in North Tyneside, United Kingdom. We ceased manufacturing operations at our North Tyneside, UK wafer fabrication facility in February 2008 and have increased production at our Colorado Springs and Rousset wafer fabs to provide the necessary output to meet demand. In September 2008, we announced we had entered into an agreement with Tejas Silicon Holdings (UK) Limited (“TSI”) for the sale of our wafer fabrication operation in Heilbronn, Germany. In December 2008, we completed the sale of this facility, including a wafer supply agreement for a period of three years.

Much of the $44 million of manufacturing equipment paid for during 2008 was related increasing test capacity. It is anticipated that capital equipment purchases for 2009, estimated at $25 million to $35 million, will be focused on maintaining existing equipment, providing additional testing capacity and, to a limited extent, on developing advanced process technologies.

Heilbronn, Germany

In December 2008, we completed the sale of our Heilbronn manufacturing operations to TSI. TSI acquired from us certain fixed assets, inventory and spare parts while assuming certain employee-related liabilities, including pension obligations. In connection with the sale, we also licensed certain process technology to TSI. We are committed to purchase from TSI a certain amount of wafers for three years commencing from the closing date of the sale. The total proceeds were nominal as the balance of the liabilities that TSI assumed approximated the value of the assets and rights to the license for process technology it acquired from us. We recorded an impairment charge of $8 million in the year ended December 31, 2008, calculated as the difference between the estimated fair value of approximately $7 million, less selling costs related to legal, commissions and other direct incremental costs of $5 million, compared to carrying value of approximately $10 million. We also recorded a gain upon the completion of the sale of $3 million in the year ended December 31, 2008. In connection with the sale, we also entered into an agreement to provide transition services for administrative support to TSI for a period of six months from the closing date of the sale.

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

Marketing and Sales

We generate our revenue by selling our products directly to original equipment manufacturers (“OEMs”) and indirectly to OEMs through distributors. We market our products worldwide to a diverse base of OEMs serving primarily commercial markets. In the United States and Canada, we sell our products to large OEM accounts primarily by using manufacturers’ representatives or through national and regional distributors. Our agreements with our representatives and distributors are generally terminable by either party on short notice, subject to local laws. Direct sales to OEMs as a percentage of net revenues for 2008 totaled 49% while sales to distributors totaled 48% of net revenues.

Sales to U.S. OEMs, as a percentage of net revenues totaled 8%, 10% and 17% for 2008, 2007 and 2006, respectively. Sales to U.S. distributors, as a percentage of net revenues, totaled 7%, 6% and 7% for 2008, 2007 and 2006, respectively. We support this sales network from our headquarters in San Jose, California and through U.S. regional offices in California, Colorado, Florida, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, North Carolina, Oregon, Texas and Washington.

We sell to customers outside of the U.S. primarily by using international sales representatives and through distributors, who are managed from our foreign sales offices. We maintain sales offices in China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, South Korea, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. Our sales outside the U.S. represented 86%, 87% and 86% of net revenues in 2008, 2007 and 2006, respectively. We expect revenues from our international sales and sales to distributors will continue to represent a significant portion of our net revenues. International sales and sales to distributors are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements, and foreign government regulations and risk of payment by distributors. See Item 1A — Risk Factors.

We allow certain distributors, primarily based in the United States and Europe, rights of return and credits for price protection. Given the uncertainties associated with the levels of returns and other credits to these distributors based on contractual terms we defer recognition of revenue from sales to these distributors until they have resold our products. Sales to certain other primarily Asia based distributors carry either no or very limited rights of return. We have historically been able to estimate returns and other credits from these distributors and accordingly have historically recognized revenue from sales to these distributors upon shipment, with a related allowance for potential returns established at the time of our sale.

Effective July 1, 2008, we entered into revised agreements with certain European distributors that allow additional rights, including future price concessions at the time of resale, price protection, and the right to return products upon termination of the distributor agreement. As a result of uncertainties over finalization of pricing for shipments to these distributors, we consider that the sale prices are not “fixed or determinable” at the time of shipment to these distributors. Revenues and related costs will be deferred until the products are sold by the distributor to their end customers.

Research and Development

We believe significant investment in research and development is vital to our success, growth and profitability, and we will continue to devote substantial resources, including management time, to this activity. Our primary objectives are to increase performance of our existing products, to develop new wafer processing and design technologies and to draw upon these technologies and our experience in embedded applications to create new products.

During 2008, 2007 and 2006, we spent $260 million, $272 million and $289 million, respectively, on research and development. Research and development expenses are charged to operations as incurred. We expect these expenditures will increase in the future as we continue to invest in new products and new processing technology.

Competition

We operate in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Cypress, Freescale, Fujitsu, Hitachi, IBM, Infineon, Intel, Microchip, Philips, Renesas, Samsung, Sharp, Spansion, STMicroelectronics, Synaptics, Texas Instruments and Toshiba. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last three years, we have experienced significant price competition in several business segments, especially in our Nonvolatile Memory segment for EPROM, Serial EEPROM, and Flash memory products, in our ASIC segment for smart cards, and in our Microcontroller segment for commodity microcontrollers. We expect continuing competitive pressures in our markets from existing competitors and new entrants, new technology and cyclical demand, which, among other factors, will likely maintain the recent trend of declining average selling prices for our products.

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

The semiconductor industry is characterized by vigorous protection and pursuit of IP rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. We have from time to time received, and may in the future receive, communications from third parties asserting patent or other IP rights covering our products or processes. In the past, we have received specific allegations from major companies alleging that certain of our products infringe patents owned by such companies. In order to avoid the significant costs associated with our defense in litigation involving such claims, we may license the use of the technologies that are the subject of these claims from such companies and be required to make corresponding royalty payments, which may harm our operating results.

We have in the past been involved in IP infringement lawsuits which harmed our operating results. Although we intend to vigorously defend against any such lawsuits, we may not prevail given the complex technical issues and inherent uncertainties in patent and IP litigation. Moreover, the cost of defending against such litigation, in terms of management time and attention, legal fees and product delays, could be substantial, regardless of the outcome. If any patent or other IP claims against us are successful, we may be prohibited from using the technologies subject to these claims, and if we are unable to obtain a license on acceptable terms, license a substitute technology, or design new technology to avoid infringement, our business and operating results may be significantly harmed. See Item 1A — Risk Factors.

We have several cross-license agreements with other companies. In the future, it may be necessary or advantageous for us to obtain additional patent licenses from existing or other parties, but these license agreements may not be available to us on acceptable terms, if at all.

Employees

At December 31, 2008, we employed approximately 6,400 employees compared to approximately 7,400 employees at December 31, 2007. Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly highly skilled design, process and test engineers necessary for the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees, most of whom are not subject to an employment agreement for a specified term or a post-employment non-competition agreement, could harm our business.

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

Geographic Areas

In 2008, 14% of our net revenues were derived from customers in the United States, 48% from customers in Asia, 37% from customers in Europe and 1% from customers in other regions. This disclosure is determined based on the destination of our products when they are shipped.

As of December 31, 2008, we owned long-lived assets in the United States amounting to $127 million, in France amounting to $201 million, in Germany amounting to $23 million and in the United Kingdom amounting to $7 million. See Note 14 of Notes to Consolidated Financial Statements for further discussion.

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

Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:

•	the nature of both the semiconductor industry and the markets addressed by our products;

•	our transition to a fab-lite strategy;

•	our dependence on selling through distributors;

•	our increased dependence on outside foundries and their ability to meet our volume, quality and delivery objectives, particularly during times of increasing demand along with inventory excesses or shortages due to reliance on third party manufacturers;

•	global economic and political conditions;

•	compliance with U.S. and international trade and export laws and regulations by us and our distributors;

•	fluctuations in currency exchange rates and revenues and costs denominated in foreign currencies;

•	ability of independent assembly contractors to meet our volume, quality and delivery objectives;

•	success with disposal or restructuring activities, including disposition of our Heilbronn facility;

•	fluctuations in manufacturing yields;

•	the average margin of the mix of products we sell;

•	third party intellectual property infringement claims;

•	the highly competitive nature of our markets;

•	the pace of technological change;

•	natural disasters or terrorist acts;

•	assessment of internal controls over financial reporting;

•	ability to meet our debt obligations;

•	availability of additional financing;

•	potential impairment and liquidity of auction-rate securities;

•	our ability to maintain good relationships with our customers;

•	long-term contracts with our customers;

•	integration of new businesses or products;

•	our compliance with international, federal and state, environmental, privacy and other regulations;

•	personnel changes;

•	business interruptions;

•	system integration disruptions;

•	anti-takeover effects in our certificate of incorporation, bylaws and preferred shares rights agreement;

•	the unfunded nature of our foreign pension plans and that any requirement to fund these plans could negatively impact our cash position;

•	the effects of our acquisition strategy, such as unanticipated accounting charges, which may adversely affect our results of operations;

•	utilization of our manufacturing capacity;

•	disruptions to the availability of raw materials which could disrupt our ability to supply products to our customers;

•	costs associated with, and the outcome of, any litigation to which we are, or may become, a party;

•	product liability claims that may arise, which could result in significant costs and damage to reputation;

•	audits of our income tax returns, both in the U.S. and in foreign jurisdictions; and

•	compliance with economic incentive terms in certain government grants.

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

In addition, our future success will depend in large part on the recovery of global economic growth generally and on growth in various electronics industries that use semiconductors specifically, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics, data networking equipment and military equipment. The semiconductor industry has the ability to supply more products than demand requires. Our ability to be profitable will depend heavily upon a better supply and demand balance within the semiconductor industry.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS.

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Global semiconductor sales increased 9% to $248 billion in 2006, and 3% to $256 billion in 2007. In 2008, global semiconductor sales decreased by 3% to $249 billion and are estimated by the Semiconductor Industry Association to decrease 6% to $234 billion in 2009.

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

THE EFFECTS OF THE CURRENT GLOBAL RECESSIONARY MACROECONOMIC ENVIRONMENT MAY IMPACT OUR BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION.

The current global recessionary macroeconomic environment has impacted levels of consumer spending, caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy. These macroeconomic developments could continue to negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers or distributors may not pay us or may delay paying us for previously purchased products. In addition, if consumer spending continues to decrease, we could experience diminished demand for our products. Finally, if the banking system or the financial markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS AS WE TRANSITION TO A FAB-LITE STRATEGY AND INCREASE DEPENDENCE ON OUTSIDE FOUNDRIES, WHERE SUCH FOUNDRIES MAY NOT HAVE ADEQUATE CAPACITY TO FULFILL OUR NEEDS AND MAY NOT MEET OUR QUALITY AND DELIVERY OBJECTIVES OR MAY ABANDON FABRICATION PROCESSES THAT WE REQUIRE.

As part of our fab-lite strategy, we have reduced the number of manufacturing facilities we own. In May 2008, we completed the sale of our North Tyneside, United Kingdom wafer fabrication facility. In December 2008, we sold our wafer fabrication operation in Heilbronn, Germany. In the future, we will be increasingly relying on the utilization of third-party foundry manufacturing partners. As part of this transition we have expanded and will continue to expand our foundry relationships by entering into new agreements with third-party foundries. If these agreements are not completed on a timely basis, or the transfer of production is delayed for other reasons, the supply of certain of our products could be disrupted, which could harm our business. In addition, difficulties in production yields can often occur when transitioning to a new third-party manufacturer. If such foundries fail to deliver quality products and components on a timely basis, our business could be harmed.

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

We hope to mitigate these risks with a strategy of qualifying multiple subcontractors. However, there can be no guarantee that any strategy will eliminate these risks. Additionally, since most outside foundries are located in foreign countries, we are subject to certain risks generally associated with contracting with foreign manufacturers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates. Accordingly, we may experience problems in timelines and the adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

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

OUR REVENUES ARE DEPENDENT ON SELLING THROUGH DISTRIBUTORS.

Sales through distributors accounted for 48%, 44% and 41% of our net revenues for the years ended December 31, 2008, 2007 and 2006, respectively. We market and sell our products through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon relatively short notice to the other party. These agreements are non-exclusive and also permit our distributors to offer our competitors’ products.

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

Effective July 1, 2008, we entered into revised agreements with certain European distributors that allow additional rights, including future price concessions at the time of resale, price protection and the right to return products upon termination of the distribution agreement. As a result of uncertainties over finalization of pricing for shipments to these distributors, we consider that the sale prices are not “fixed or determinable” at the time of shipment to these distributors. Revenues and related costs will be deferred until the products are sold by the distributor to their end customers.

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

We are dependent on our distributors to supplement our direct marketing and sales efforts. If any significant distributor or a substantial number of our distributors terminated their relationship with us decided to market our competitors’ products over our products, were unable to sell our products or were unable to pay us for products sold for any reason, our ability to bring our products to market would be negatively impacted, we may have difficulty in collecting outstanding receivable balances, and we may incur other charges or adjustments resulting in a material adverse impact to our revenues and operating results. For example, in the three months ended December 31, 2008, we recorded a one time bad debt charge of $12 million related to an Asian distributor whose business was extraordinarily impacted following their addition to the U.S. Department of Commerce Entity List, which prohibits us from shipping products to the distributor.

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

We schedule production and build semiconductor devices based primarily on our internal forecasts, as well as non-binding forecasts from customers for orders which may be cancelled or rescheduled with short notice. Our customers frequently place orders requesting product delivery in a much shorter period than our lead time to fully fabricate and test devices. Because the markets we serve are volatile and subject to rapid technological, price and end user demand changes, our forecasts of unit quantities to build may be significantly incorrect. Changes to forecasted demand from actual demand may result in us producing unit quantities in excess of orders from customers, which could result in the need to record additional expense for the write-down of inventory, negatively affecting gross margins and results of operations.

As we transition to increased dependence on outside foundries, we will have less control over modifying production schedules to match changes in forecasted demand. If we commit to obtaining foundry wafers and cannot cancel or reschedule commitments without material costs or cancellation penalties, we may be forced to purchase inventory in excess of demand, which could result in a write-down of inventories negatively affecting gross margins and results of operations.

Conversely, failure to produce or obtain sufficient wafers for increased demand could cause us to miss revenue opportunities and, if significant, could impact our customers’ ability to sell products, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

OUR INTERNATIONAL SALES AND OPERATIONS ARE SUBJECT TO APPLICABLE LAWS RELATING TO TRADE AND EXPORT CONTROLS, AND A VIOLATION OF, OR CHANGE IN, THESE LAWS COULD ADVERSELY AFFECT OUR OPERATIONS.

For hardware, software or technology exported from the U.S. or otherwise subject to U.S. jurisdiction, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). Hardware, software or technology exported from other countries may also be subject to local laws and regulations governing international trade. Under these laws and regulations, we are responsible for obtaining all necessary licenses or other approvals, if required, for exports of hardware, software, technology, as well as the provision of technical assistance. We are also required to obtain export licenses, if required, prior to transferring technical data or software to foreign persons. In addition, we are required to obtain necessary export licenses prior to the export or re-export of hardware, software and technology (i) to any person, entity, organization or other party identified on the U.S. Department of Commerce Denied Persons or Entity List, the U.S. Department of Treasury’s Specially Designated Nationals or Blocked Persons List or the Department of State’s Debarred List; or (ii) for use in nuclear, chemical/biological weapons, rocket systems or unmanned air vehicle applications. A determination by the U.S. or local government that Atmel has failed to comply with one or more of these export control laws or trade sanctions, including failure to properly restrict an export to the persons, entities or countries set forth on the government restricted party lists, could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from participation in U.S. government contracts. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors or other third parties. Any one or more of these sanctions or a change in law or regulations could have a material adverse effect on our business, financial condition and results of operations.

We are enhancing our export compliance program, including analyzing product shipments and technology transfers, working with U.S. government officials to ensure compliance with applicable U.S. export laws and regulations and developing additional operational procedures. A determination by the U.S. government that we have failed to comply with one or more of these export controls or trade sanctions could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges and debarment from U.S. participation in government contracts. Any one or more of these sanctions could have a material adverse effect on our business, financial condition and results of operations.

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

When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where we have significant operations with costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of unfavorable exchange rates in the year ended December 31, 2008, compared to the average exchange rates in the years ended December 31, 2007 and 2006, resulted in an adverse impact to operating results of $24 million and $27 million, respectively. This impact is determined assuming that all foreign currency denominated transactions that occurred in the year ended December 31, 2008 were recorded using the average foreign currency exchange rates in the same period in 2007. Sales denominated in foreign currencies, primarily the Euro were 22%, 22% and 19% of total net revenues in the years ended December 31, 2008, 2007 and 2006, respectively. Sales denominated in Yen were 1% of total net revenues in the years ended December 31, 2008, 2007 and 2006, respectively. Costs denominated in foreign currencies, primarily the Euro, were 47%, 51% and 52% of total costs in the years ended December 31, 2008, 2007 and 2006, respectively.

We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 30% and 23% of our accounts receivables were denominated in foreign currency as of December 31, 2008 and 2007, respectively.

We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 36% and 54% of our accounts payable were denominated in foreign currency as of December 31, 2008 and 2007, respectively. Approximately 12% and 18% of our debt obligations were denominated in foreign currency as of December 31, 2008 and 2007, respectively.

WE DEPEND ON INDEPENDENT ASSEMBLY CONTRACTORS WHICH MAY NOT HAVE ADEQUATE CAPACITY TO FULFILL OUR NEEDS AND WHICH MAY NOT MEET OUR QUALITY AND DELIVERY OBJECTIVES.

We currently manufacture a majority of the wafers for our products at our fabrication facilities. The wafers are then sorted and tested at our facilities. After wafer testing, we ship the wafers to one of our independent assembly contractors located in China, Indonesia, Japan, Malaysia, the Philippines, South Korea, Taiwan or Thailand where the wafers are separated into die, packaged and, in some cases, tested. Our reliance on independent contractors to assemble, package and test our products involves significant risks, including reduced control over quality and delivery schedules, the potential lack of adequate capacity and discontinuance or phase-out of the contractors’ assembly processes. These independent contractors may not continue to assemble, package and test our products for a variety of reasons. Moreover, because our assembly contractors are located in foreign countries, we are subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions, including export controls, and changes in tariff and freight rates. Accordingly, we may experience problems in timelines and the adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

WE FACE RISKS ASSOCIATED WITH DISPOSAL OR RESTRUCTURING ACTIVITIES.

In May 2008, we completed the sale of our North Tyneside, United Kingdom manufacturing facility. In December 2008, we completed the sale of our wafer fabrication operation in Heilbronn, Germany. We are continually reviewing potential changes in our business and asset portfolio throughout our worldwide operations, including those located in Europe in order to enhance our overall competitiveness and viability. However, reducing our wafer fabrication capacity involves significant potential costs and delays, particularly in Europe, where the extensive statutory protection of employees imposes substantial restrictions on employers when the market requires downsizing. Such costs and delays include compensation to employees and local government agencies, requirements and approvals of governmental and judicial bodies and the potential requirement to repay governmental subsidies. We have in the past and may in the future experience labor union or workers council objections, or other difficulties, while implementing a reduction of the number of employees. Significant difficulties that we experience could harm our business and operating results, either by deterring needed headcount reduction or by the additional employee severance costs resulting from employee reduction actions in Europe relative to America or Asia.

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

On February 4, 2009, we announced that we are pursuing strategic alternatives for our ASIC business and related manufacturing assets which include our Rousset, France fabrication facility, which alternatives include a potential sale. We have engaged a third party financial advisor in connection with the evaluation of strategic alternatives for the ASIC business.

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

Fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. Whether through the use of our foundries or third-party manufacturers, we may experience problems in achieving acceptable yields in the manufacture of wafers, particularly during a transition in the manufacturing process technology for our products.

We have previously experienced production delays and yield difficulties in connection with earlier expansions of our wafer fabrication capacity or transitions in manufacturing process technology. Production delays or difficulties in achieving acceptable yields at any of our fabrication facilities or at the fabrication facilities of our third-party manufacturers could materially and adversely affect our operating results. We may not be able to obtain the additional cash from operations or external financing necessary to fund the implementation of new manufacturing technologies.

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

We have in the past been involved in intellectual property infringement lawsuits, which harmed our operating results. We are currently involved in several intellectual property infringement lawsuits, which may harm our future operating results. Although we intend to vigorously defend against any such lawsuits, we may not prevail given the complex technical issues and inherent uncertainties in patent and intellectual property litigation. Moreover, the cost of defending against such litigation, in terms of management time and attention, legal fees and product delays, could be substantial, whatever the outcome. If any patent or other intellectual property claims against us are successful, we may be prohibited from using the technologies subject to these claims, and if we are unable to obtain a license on acceptable terms, license a substitute technology or design new technology to avoid infringement, our business and operating results may be significantly harmed.

We have several cross-license agreements with other companies. In the future, it may be necessary or advantageous for us to obtain additional patent licenses from existing or other parties, but these license agreements may not be available to us on acceptable terms, if at all.

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, WE MAY SUFFER PRICE REDUCTIONS, REDUCED REVENUES, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE.

We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Cypress, Freescale, Fujitsu, Hitachi, IBM, Infineon, Intel, LSI Logic, Microchip, Philips, Renesas, Samsung, Sharp, Spansion, STMicroelectronics, Texas Instruments and Toshiba. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced new products we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last several years, we have experienced significant price competition in several business segments, especially in our nonvolatile memory segment for EPROM, Serial EEPROM and Flash memory products, as well as in our commodity microcontrollers and smart cards. We expect continuing competitive pressures in our markets from existing competitors and new entrants, new technology and cyclical demand, which, among other factors, will likely maintain the recent trend of declining average selling prices for our products.

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

In addition, new product introductions frequently depend on our development and implementation of new process technologies, and our future growth will depend in part upon the successful development and market acceptance of these process technologies. Our integrated solution products require more technically sophisticated sales and marketing personnel to market these products successfully to customers. We are developing new products with smaller feature sizes, the fabrication of which will be substantially more complex than fabrication of our current products. If we are unable to design, develop, manufacture, market and sell new products successfully, our operating results will be harmed. Our new product development, process development or marketing and sales efforts may not be successful, our new products may not achieve market acceptance and price expectations for our new products may not be achieved, any of which could harm our business.

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.

Sales to customers outside the U.S. accounted for 86%, 87% and 86% of net revenues in the years ended December 31, 2008, 2007 and 2006, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:

•	greater difficulty in protecting intellectual property;

•	reduced flexibility and increased cost of staffing adjustments, particularly in France;

•	longer collection cycles;

•	potential unexpected changes in regulatory practices, including export license requirements, trade barriers, tariffs and tax laws, and environmental and privacy regulations; and

•	general economic and political conditions in these foreign markets.

Some of our distributors, third-party foundries and other business partners also have international operations and are subject to the risks described above. Even if we are able to manage the risks of international operations successfully, our business may be materially adversely affected if our distributors, third-party foundries and other business partners are not able to manage these risks successfully.

Further, we purchase a significant portion of our raw materials and equipment from foreign suppliers, and we incur labor and other operating costs in foreign currencies, particularly at our French manufacturing facility. As a result, our costs will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could harm our operating results.

Approximately 23%, 22% and 19% of our net revenues in the years ended December 31, 2008, 2007 and 2006, respectively, were denominated in foreign currencies. Operating costs denominated in foreign currencies, primarily the Euro, were approximately 47%, 51% and 52% of total operating costs in the years ended December 31, 2008, 2007 and 2006, respectively.

OUR OPERATIONS AND FINANCIAL RESULTS COULD BE HARMED BY NATURAL DISASTERS OR TERRORIST ACTS.

Since the terrorist attacks on the World Trade Center and the Pentagon in 2001, certain insurance coverage has either been reduced or made subject to additional conditions by our insurance carriers, and we have not been able to maintain all necessary insurance coverage at a reasonable cost. Instead, we have relied to a greater degree on self-insurance. For example, we now self-insure property losses up to $10 million per event. Our headquarters, some of our manufacturing facilities, the manufacturing facilities of third party foundries and some of our major vendors’ and customers’ facilities are located near major earthquake faults and in potential terrorist target areas. If a major earthquake, other disaster or a terrorist act impacts us and insurance coverage is unavailable for any reason, we may need to spend significant amounts to repair or replace our facilities and equipment, we may suffer a temporary halt in our ability to manufacture and transport products and we could suffer damages of an amount sufficient to harm our business, financial condition and results of operations.

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

As of December 31, 2008, our total debt was $145 million, compared to $163 million at December 31, 2007. Our debt-to-equity ratio was 0.91 and 1.07 at December 31, 2008 and 2007, respectively. Increases in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

Certain of our debt facilities contain terms that subject us to financial and other covenants. We were in compliance with all of our covenants as of December 31, 2008.

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

A PORTION OF OUR INVESTMENT PORTFOLIO IS INVESTED IN AUCTION-RATE SECURITIES. FAILURES IN THESE AUCTIONS MAY AFFECT OUR LIQUIDITY, WHILE RATING DOWNGRADES OF THE SECURITY ISSUER AND/OR THE THIRD-PARTIES INSURING SUCH INVESTMENTS MAY REQUIRE US TO ADJUST THE CARRYING VALUE OF THESE INVESTMENTS THROUGH AN IMPAIRMENT CHARGE.

Approximately $9 million of our investment portfolio at December 31, 2008 was invested in auction-rate securities. Auction-rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. These auction-rate securities have failed auctions in the year ended December 31, 2008. If the auctions for the securities we own continue to fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge.

At December 31, 2008, we recorded an impairment charge of $1 million related to a decline in the value of certain of our auction-rate securities which is recorded in interest and other (expenses) income, net. We believe that the impairment is “other than temporary” due to the devaluation of the security over the past year and the possible inability to be able to liquidate the securities at par value.

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

We sell many of our products through distributors. Our distributors could experience financial difficulties, including lack of access to credit, or otherwise reduce or discontinue sales of our products. Our distributors could commence or increase sales of our competitors’ products. Distributors typically are not highly capitalized and may experience difficulties during times of economic contraction. If our distributors were to become insolvent, their inability to maintain their business and sales could negatively impact our business and revenue. Also, one or more of our distributors or their affiliates may be identified in the future on the U.S. Department of Commerce Denied Persons or Entity List, the U.S. Department of Treasury’s Specially Designated Nationals or Blocked Persons Lists, or the Department of State’s Debarred Parties List, in which case we would not be permitted to sell our products through such distributors. In any of these cases, our business or results from operations could be materially harmed. For example, in the three months ended December 31, 2008, we took a one-time charge for a bad debt provision of $12 million related to an Asian distributor whose business was impacted following their addition to the U.S. Department of Commerce Entity list, which prohibits us from shipping products to the distributor.

Our sales terms for Asian distributors generally include no rights of return and no stock rotation privileges. However, as we evaluate how to refine our distribution strategy, we may need to modify our sales terms or make changes to our distributor base, which may impact our future revenues in this region. It may take time for us to convert systems and processes to support modified sales terms. It may also take time for us to identify financially viable distributors and help them develop high quality support services. There can be no assurances that we will be able to manage these changes in an efficient and timely manner, or that our net revenues, result of operations and financial position will not be negatively impacted as a result.

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

OUR FAILURE TO SUCCESSFULLY INTEGRATE BUSINESSES OR PRODUCTS WE HAVE ACQUIRED COULD DISRUPT OR HARM OUR ONGOING BUSINESS.

We have from time to time acquired, and may in the future acquire additional, complementary businesses, facilities, products and technologies. For example, we acquired Quantum Research Group Ltd. (“Quantum”) in March 2008 for $96 million. Achieving the anticipated benefits of an acquisition depends, in part, upon whether the integration of the acquired business, products or technology is accomplished in an efficient and effective manner. Moreover, successful acquisitions in the semiconductor industry may be more difficult to accomplish than in other industries because such acquisitions require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of such integration may be increased by the need to coordinate geographically separated organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures.

The integration of operations following an acquisition requires the dedication of management resources that may distract attention from the day-to-day business and may disrupt key research and development, marketing or sales efforts. The inability of management to successfully integrate any future acquisition could harm our business. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions.

In addition, under U.S. GAAP, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We intend to perform an annual impairment review during the fourth quarter of each year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our condensed consolidated statement of operations in the period any impairment is determined and could cause our stock price to decline.

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

We also could face significant costs and liabilities in connection with product take-back legislation. We record a liability for environmental remediation and other environmental costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated. The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market became financially responsible for implementing these responsibilities beginning in August 2005. Our potential liability resulting from the WEEE Legislation may be substantial. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan, the cumulative impact of which could be significant.

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

We also have a preferred shares rights agreement with Equiserve Trust Company, N.A., as rights agent, dated as of September 4, 1996, amended and restated on October 18, 1999 and amended as of November 7, 2001 and November 10, 2008, which gives our stockholders certain rights that would likely delay, defer or prevent a change of control of Atmel in a transaction not approved by our board of directors.

OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY IMPACT OUR CASH POSITION AND OPERATING CAPITAL.

We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $27 million and $53 million at December 31, 2008 and 2007, respectively. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits paid in 2008 was approximately $1 million, and we expect to pay approximately $1 million in 2009. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.

OUR ACQUISITION STRATEGY MAY RESULT IN UNANTICIPATED ACCOUNTING CHARGES OR OTHERWISE ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND RESULT IN DIFFICULTIES IN ASSIMILATING AND INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES OR BUSINESSES, OR BE DILUTIVE TO EXISTING STOCKHOLDERS.

A key element of our business strategy includes expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our skilled engineering workforce or enhance our technological capabilities. Between January 1, 1999 and December 31, 2008, we acquired four companies and certain assets of three other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. For example, on March 6, 2008, we completed the purchase of Quantum, a developer of capacitive sensing IP and solutions for user interfaces.

Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We have in the past and may in the future experience delays in the timing and successful integration of an acquired company’s technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases. Furthermore, these challenges would be even greater if we acquired a business or entered into a business combination transaction with a company that was larger and more difficult to integrate than the companies we have historically acquired.

Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense and the recording and later amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline. Beginning January 1, 2009, we will be required to adopt Statement of Financial Accounting Standards No, 141(R), “Business Combinations.” (“SFAS No. 141(R)”). We expect that SFAS No. 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

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

We are required under generally accepted accounting principles to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. At December 31, 2008, we had $51 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2008 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

WE MAY NOT BE ABLE TO EFFECTIVELY UTILIZE ALL OF OUR MANUFACTURING CAPACITY, WHICH MAY NEGATIVELY IMPACT OUR BUSINESS.

The manufacture and assembly of semiconductor devices requires significant fixed investment in manufacturing facilities, specialized equipment, and a skilled workforce. If we are unable to fully utilize our own fabrication facilities due to decreased demand, significant shift in product mix, obsolescence of the manufacturing equipment installed, lower than anticipated manufacturing yields, or other reasons, our operating results will suffer. Our inability to produce at anticipated output levels could include delays in the recognition of revenue, loss of revenue or future orders or customer-imposed penalties for failure to meet contractual shipment deadlines.

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

All of our products are sold with a limited warranty. However, we could incur costs not covered by our warranties, including additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting their defective products, costs for product recalls or other damages. These costs could be disproportionately higher than the revenue and profits we receive from the sales of these devices.

Our products have previously experienced, and may in the future experience, manufacturing defects, software or firmware bugs, or other similar defects. If any of our products contain defects or bugs, or has reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers.

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

THE OUTCOME OF CURRENTLY ONGOING AND FUTURE AUDITS OF OUR INCOME TAX RETURNS, BOTH IN THE U.S. AND IN FOREIGN JURISDICTIONS, COULD HAVE AN ADVERSE EFFECT ON OUR NET (LOSS) INCOME AND FINANCIAL CONDITION.

We are subject to continued examination of our income tax returns by the Internal Revenue Service and other foreign/domestic tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that the resolution of these audits will not have a material adverse impact on our results of operations, cash flows or financial position, the outcome is subject to significant uncertainties. If we are unable to obtain agreements with the tax authority on the various proposed adjustments, there could be an adverse material impact on our results of operations, cash flows and financial position.

IF WE ARE UNABLE TO COMPLY WITH ECONOMIC INCENTIVE TERMS IN CERTAIN GOVERNMENT GRANTS, WE MAY NOT BE ABLE TO RECEIVE OR RECOGNIZE GRANT BENEFITS OR WE MAY BE REQUIRED TO REPAY GRANT BENEFITS PREVIOUSLY PAID TO US AND RECOGNIZE RELATED CHARGES, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL POSITION.

We receive economic incentive grants and allowances from European governments targeted at increasing employment at specific locations. The subsidy grant agreements typically contain economic incentive and other covenants that must be met to receive and retain grant benefits. Noncompliance with the conditions of the grants could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. For example, in the three months ended March 31, 2008, we repaid $40 million of government grants as a result of closing our North Tyneside manufacturing facility. In addition, we may need to record charges to reverse grant benefits recorded in prior periods as a result of changes to our plans for headcount, project spending, or capital investment relative to target levels agreed with government agencies at any of these specific locations. If we are unable to comply with any of the covenants in the grant agreements, our results of operations and financial position could be materially adversely affected.

CURRENT AND FUTURE LITIGATION AGAINST US COULD BE COSTLY AND TIME CONSUMING TO DEFEND.

We are subject to legal proceedings and claims that arise in the ordinary course of business. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, results of operations, financial condition and liquidity.

For example, in October 2008, officials of the EU Commission (the “Commission”) conducted an inspection at the offices of one of our French subsidiaries. We have been informed that the Commission was seeking evidence of potential violations by us or our subsidiaries of the EU’s competition laws in connection with the Commission’s investigation of suppliers of integrated circuits for smart cards. We are cooperating with the Commission’s investigation and have not received any specific findings, monetary demand or judgment through the date of filing. We are not aware of any evidence identified as of the date of filing that would cause management to conclude that there has been a probable violation of the relevant articles of the EC Treaty or EEA Agreement resulting from the acts of any of the current or prior employees of ours. As a result, we have not recorded any provision in our financial statements related to this matter. We are currently under investigation and a determination by the Commission that we or our subsidiaries have infringed the EU’s competition laws could lead to the imposition of significant fines and penalties that could have a material effect on our financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At December 31, 2008, we owned the major facilities described below:

Number of
Buildings	Location	Total Square Feet	Use

1	San Jose, California	291,000	Headquarters offices, research and development, sales and marketing, product design, final product testing
6	Colorado Springs, Colorado	603,000	Wafer fabrication, research and development, marketing, product design, final product testing
5	Rousset, France	815,000	Wafer fabrication, research and development, marketing, product design, final product testing
4	Heilbronn, Germany	778,000	Research and development, marketing and product design, primarily leased to other semiconductor companies.
2	Calamba City, Philippines	338,000	Final product testing

In addition to the facilities we own, we lease numerous research and development facilities and sales offices in North America, Europe and Asia. We believe that existing facilities are adequate for our current requirements.

On December 30, 2008, we sold all of the manufacturing equipment associated with our fabrication facility at our Heilbronn, Germany site. We retained all the land and buildings for this facility. We lease the majority of the office and manufacturing space to other semiconductor companies. See Note 16 of Notes to Consolidated Financial Statements for further discussion.

On October 8, 2007, we entered into an agreement to sell our facility at North Tyneside, United Kingdom, which consisted of nine buildings and total square feet of 753,000. We completed the sale of this facility in May 2008. See Note 16 of Notes to Consolidated Financial Statements for further discussion.

In May 2007, we sold our facility at Irving, Texas, a wafer fabrication facility consisting of 39 acres of land, the fabrication facility building, and related offices, and remaining equipment. We retained an additional 17 acres of undeveloped land offered for sale. See Note 16 of Notes to Consolidated Financial Statements for further discussion.

We do not identify facilities or other assets by operating segment. Each facility serves or supports multiple products and our product mix changes frequently.

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

From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. On defendants’ motions, this consolidated amended complaint was dismissed with leave to amend, and a second consolidated amended complaint was filed in August 2007. Atmel and the individual defendants moved to dismiss the second consolidated amended complaint on various grounds. On February 20, 2008, a seventh stockholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California, which alleged the same causes of action that were alleged in the second consolidated amended complaint. This seventh suit was consolidated with the already-pending consolidated federal action and was served on the Company on May 5, 2008. In June 2008, the federal district court denied the Company’s motion to dismiss for failure to make a demand on the board, and granted in part and denied in part motions to dismiss filed by the individual defendants. Discovery in the case is commencing but no trial date has been set. The state derivative cases have also been consolidated. In April 2007, a consolidated derivative complaint was filed in the state court action, and the Company moved to stay it. The court granted Atmel’s motion to stay on June 14, 2007. In February 2009, the court denied a motion by the plaintiffs to lift the stay.

In January 2007, Quantum World Corporation (“Quantum World”) filed a patent infringement suit in the United States District Court, Eastern District of Texas naming Atmel as a co-defendant, along with Lenovo (United States) Inc., Lenovo Group Limited, Winbond Electronics Corporation and Winbond Electronics Corporation America (collectively “Winbond”), National Semiconductor, and IBM Corporation (“IBM”). The plaintiff claimed that the asserted patents allegedly cover certain true random number generators interfaced to general purpose computers and that the patents were infringed by the manufacture, use importation and offer for sale of certain Atmel and other products. In December 2008, the plaintiff settled with Atmel and IBM, and the claims against the Company were dismissed with prejudice on January 15, 2009. In December 2008, co-defendant Lenovo (United States), Inc. (“Lenovo”) filed a motion to enlarge the time allowed to amend its answer in order to add cross-claims for indemnification against the Company and Winbond. Lenovo sought to allege a claim for breach of warranty against infringement under the Uniform Commercial Code, and a claim for breach of contractual and/or common law indemnification to indemnify and hold Lenovo harmless from the plaintiff’s infringement claims. Lenovo sought unspecified damages, an order requiring indemnification, an order requiring the cross-defendants to seek a license or otherwise protect, indemnify, and hold Lenovo harmless against any injunction or other equitable relief the plaintiff may seek, attorneys’ fees and costs for the infringement litigation and the cross-claim, pre-judgment interest, and other relief. The Company and Winbond opposed this motion. In February 2009, Lenovo superseded its motion to enlarge time by filing another motion for leave to amend to allow Lenovo to file a third amended answer, counterclaims against Quantum World, and cross-claims against Atmel and Winbond. The proposed cross-claims against the Company allege a purported breach of a contractual duty to defend Lenovo and a purported breach of an implied warranty under common law and the Uniform Commercial Code, and requests Lenovo’s defense costs incurred through January 15, 2009 in the underlying infringement action. The Company intends to vigorously defend against Lenovo’s allegations should the court allow Lenovo to assert them.

On September 28, 2007, Matheson Tri-Gas filed suit in Texas state court in Dallas County against the Company. Plaintiff alleges a claim for breach of contract for alleged failure to pay minimum payments under a purchase requirements contract. Matheson seeks unspecified damages, pre- and post-judgment interest, attorneys’ fees and costs. In late November 2007, Atmel filed its answer denying liability. In July 2008, the Company filed an amended answer, counterclaim and cross claim seeking among other things a declaratory judgment that a termination agreement has cut off any claim by Matheson for additional payments. A trial is currently set in May 2009. The Company intends to vigorously defend this action.

Starting in mid-October, the first of three purported class actions was filed in Delaware Chancery Court against the Company and all current members of its Board of Directors arising out of the unsolicited proposal made on October 1, 2008 by Microchip Technology Inc. (“Microchip”) and ON Semiconductor (“ON”) to acquire the Company. The first two of these cases, Kuhn v. Atmel Corp., and Gebhardt v. Atmel Corp., were filed before the Atmel board had announced its decision with respect to the Microchip/ON proposal, and contain contradictory allegations regarding whether the offer should have been accepted or rejected. Both include allegations that the individual defendants have breached their fiduciary duties and request various forms of injunctive relief. In mid-November, a third case was filed in Delaware: Louisiana Municipal Employees Retirement System v. Laub. Like the other two Delaware cases, Louisiana Municipal Employees is a purported class action case, but it does not name the Company as a defendant. Louisiana Municipal Employees has only one cause of action, for breach of fiduciary duty, and asks the court to declare that the directors breached their fiduciary duty by refusing to consider the Microchip/ON offer in good faith, to invalidate any defensive measures that have been taken, and to award an unspecified amount of compensatory damages. A motion to consolidate the three Delaware cases is pending. The plaintiffs in the Louisiana Municipal Employees action have filed a motion seeking a permanent injunction, or in the alternative, a preliminary injunction, asking the court to declare that a November 10, 2008 amendment to the Company’s Amended and Restated Preferred Shares Rights Agreement is invalid, alleging that the definition of the term “Beneficial Ownership” for the number of shares required to trigger the Agreement’s rights provision is too vague. A date for a hearing has not been set, but may likely occur, if at all, after briefing on the motion, which is currently set to be completed in late March 2009. In addition, a fourth case arising out of the Microchip/ON proposal, Zucker v. Laub, was filed in California, in Santa Clara County Superior Court in mid-November 2008. Zucker is styled as both a derivative complaint brought on behalf of the Company and as a purported class action, and does not name the Company as a defendant. Zucker divides its breach of fiduciary duty claim into four separate causes of action, and asks, among other things, that the Company be required to establish a committee of “truly independent” directors to evaluate the proposed acquisitions and to repeal any defensive measures that have been taken. The defendants have moved to stay the Zucker action in favor of the Delaware actions. The Company intends to vigorously dispute all four of these actions.

In October 2008, a former employee commenced proceedings against Atmel Germany, GmbH, in the Regional Court Mannheim, Germany, seeking monetary damages as compensation for certain inventions allegedly used by the Company and its subsidiaries. The court has scheduled a hearing for April 2009. The Company intends to vigorously defend this action.

On October 9, 2008, the Air Pollution Control Division (“APCD”) of the State of Colorado Department of Public Health and Environment issued a Compliance Advisory notice to the Company’s Colorado Springs facility for purported visible emissions that allegedly exceeded opacity limits based on its observations on February 1, 2008 and on January 27, 1999, and which were alleged to violate the Company’s Colorado Construction Permit Number 91EP793-1 (“Permit”) and Colorado air regulations. The Compliance Advisory notice also claims that the Company failed to meet other regulatory requirements and conditions of its Permit. The APCD is seeking administrative penalties and compliance by the Company with the relevant laws and regulations and the terms of its Permit. The Company is cooperating with the government to resolve this matter.

From time to time, the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market’s Global Select Market under the symbol “ATML.” The last reported price for our stock on January 30, 2009 was $3.34 per share. The following table presents the high and low sales prices per share for our Common Stock as quoted on The NASDAQ Global Select Market for the periods indicated.

	High	Low

Year ended December 31, 2007:
First Quarter	$6.30	$4.96
Second Quarter	$5.86	$5.00
Third Quarter	$5.99	$4.55
Fourth Quarter	$5.65	$4.31
Year ended December 31, 2008:
First Quarter	$4.32	$2.96
Second Quarter	$4.47	$3.21
Third Quarter	$4.34	$3.19
Fourth Quarter	$4.55	$2.54

As of January 30, 2009, there were approximately 1,789 stockholders of record of Atmel’s Common Stock. Because many of our shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

No cash dividends have been paid on our Common Stock, and we currently have no plans to pay cash dividends in the future.

During the fourth quarter ended December 31, 2008, we did not repurchase our common stock or issue unregistered securities.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables include selected summary financial data for each of our last five years and include adjustments to reflect the classification of the results of our Grenoble, France, subsidiary as Discontinued Operations for the years ended December 31, 2006, 2005 and 2004. See Note 18 to Notes to Consolidated Financial Statements for further discussion. This data should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Net revenues	$1,566,763	$1,639,237	$1,670,887	$1,561,107	$1,552,440

(Loss) income from continuing operations before income taxes(1)(5)(6)	(20,243)	55,709	(73,702)	(62,690)	18,842

(Loss) income from continuing operations	(27,209)	47,885	(98,651)	(49,627)	(5,502)
Income from discontinued operations, net of provision for income taxes	—	—	12,969	16,276	11,874
Gain on sale of discontinued operations, net of provision for income taxes(2)	—	—	100,332	—	—

Net (loss) income	$(27,209)	$47,885	$14,650	$(33,351)	$6,372

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.06)	$0.10	$(0.20)	$(0.10)	$(0.01)
Income from discontinued operations, net of provision for income taxes	—	—	0.02	0.03	0.02
Gain on sale of discontinued operations, net of provision for income taxes	—	—	0.21	—	—

Net (loss) income	$(0.06)	$0.10	$0.03	$(0.07)	$0.01

Weighted-average shares used in basic net (loss) income per share calculations	446,504	477,213	487,413	481,534	476,063

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.06)	$0.10	$(0.20)	$(0.10)	$(0.01)
Income from discontinued operations, net of provision for income taxes	—	—	0.02	0.03	0.02
Gain on sale of discontinued operations, net of provision for income taxes	—	—	0.21	—	—

Net (loss) income	$(0.06)	$0.10	$0.03	$(0.07)	$0.01

Weighted-average shares used in diluted net (loss) income per share calculations	446,504	481,737	487,413	481,534	476,063

	As of December 31,
	2008	2007	2006	2005	2004

Cash and cash equivalents	$408,926	$374,130	$410,480	$300,323	$346,350
Cash and cash equivalents and short-term investments	440,633	429,947	466,744	348,255	405,208
Fixed assets, net(3)	383,107	579,566	602,290	874,618	1,185,727
Total assets	1,530,654	1,702,753	1,818,539	1,933,936	2,331,236
Long-term debt and capital leases less current portion(4)	13,909	20,408	60,333	133,479	323,950
Stockholders’ equity	802,084	823,479	953,894	937,371	1,107,568

(1)	We recorded asset impairment charges (recovery) of $8 million, $(1) million, $83 million and $13 million in the years ended December 31, 2008, 2007, 2006 and 2005, respectively, and restructuring charges of $71 million, $13 million, $9 million, and $4 million in the years ended December 31, 2008, 2007, 2006 and 2005, respectively, related to employee termination costs, as well as industry changes and the related realignment of our businesses in response to those changes. We recorded a gain on sale of assets of $33 million in the year ended December 31, 2008 and a loss on sale of assets of $13 million in the year ended December 31, 2005. We also recorded $1 million, $1 million and $30 million in charges for grant repayments in the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	On July 31, 2006, we sold our Grenoble, France, subsidiary to e2v technologies plc, a British corporation, for approximately $140 million. We recorded a gain on the sale of approximately $100 million, net of assets transferred, working capital adjustments and accrued income taxes in the year ended December 31, 2006.

(3)	Fixed assets, net was reduced (increased) for the respective periods as a result of the impairment charges (recovery) discussed in (1) above. Additionally, we reclassified $35 million in fixed assets to assets held for sale as of December 31, 2006, relating to our Irving, Texas, facilities.

(4)	On May 23, 2006, substantially all of the convertible notes outstanding at the time were redeemed for approximately $144 million. The remaining balance of approximately $1 million was called by Atmel in June 2006.

(5)	On January 1, 2006, we adopted SFAS No. 123R “Share-Based Payment.” It required us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. As a result, we recorded pre-tax, stock-based compensation expense of $29 million, $17 million and $9 million in the years ended December 31, 2008, 2007 and 2006, respectively, under SFAS No. 123R.

(6)	On March 6, 2008, we acquired Quantum Research Group Ltd. (“Quantum”) for $96 million. We recorded $24 million in acquisition-related charges in the year ended December 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statement Schedules” and “Supplementary Financial Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for 2009, our expectations regarding the effects of exchange rates, our strategic plans, restructuring and other initiatives, and statements regarding our future prospects. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, and under the caption “ITEM 1A RISK FACTORS,” and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-K.

Overview of 2008 Operating Results

We are a leading designer, developer and manufacturer of a wide range of semiconductor products and intellectual property (IP) products. Our diversified product portfolio includes our proprietary AVR microcontrollers, security and smart card integrated circuits, and a diverse range of advanced logic, mixed-signal, nonvolatile memory and radio frequency devices. Leveraging our broad IP portfolio, we are able to provide our customers with complete system solutions. Our solutions target a wide range of applications in the industrial, consumer electronics, automotive, wireless, communications, computing, storage, security, military and aerospace markets, and are used in products such as mobile handsets, automotive electronics, global positioning systems (GPS) and batteries. We design, develop, manufacture and sell our products.

We develop process technologies to ensure our products provide the maximum possible performance. In the year ended December 31, 2008, we manufactured approximately 93% of our products in our own wafer fabrication facilities.

Our operating segments consist of the following: (1) microcontroller products (Microcontroller); (2) nonvolatile memory products (Nonvolatile Memory); (3) radio frequency and automotive products (RF and Automotive); and (4) application specific integrated circuits (ASICs).

Net revenues decreased to $1,567 million in the year ended December 31, 2008 from $1,639 million in the year ended December 31, 2007, a decrease of $72 million, as global economic weakness translated to customers pushing out or cancelling orders as a result of their own reduced demand. The decrease in net revenues in the year ended December 31, 2008, compared to the year ended December 31, 2007 was primarily due to a decrease of $58 million in our RF and Automotive segment net revenues primarily as a result of reduced shipments for BiCMOS foundry products related to communication chipsets for code-division multiple access (“CDMA”) phones of $48 million. ASIC segment net revenues decreased $41 million in the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to a decrease in our custom ASIC products of $24 million. Non-volatile Memory segment net revenue decreased $37 million in the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to reduced demand and lower pricing for Serial EEPROM and Serial Flash products. In addition, our net revenues decreased by an estimated $26 million due to the conversion of certain European distributors to a sell-through revenue model. These decreases were offset in part by an increase in Microcontroller segment net revenues of $64 million primarily due to an increase in AVR net revenues of $48 million, or 15%, and our expanding 32-bit microcontroller business of $16 million, or 30%, in the year ended December 31, 2008, compared to the year ended December 31, 2007.

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

The objective of the conversion to this “sell-through” revenue recognition model is to enable us to better manage end-customer pricing, track design registrations for proprietary products, and improve our visibility into distribution inventory and sales levels. We expect that this conversion will result in improved operating results for us and our distribution partners in the future. Management estimates that the impact of this one-time change lowered net revenues and cost of revenues by $26 million and $13 million, respectively, in the year ended December 31, 2008.

Gross margin improved to 37.7% in the year ended December 31, 2008, compared to 35.4% in the year ended December 31, 2007. The improvement to gross margin has been driven primarily by our strategic restructuring initiatives which included the closure of our North Tyneside fab, process and cost improvements in our Rousset fab and a stronger mix of higher margin microcontroller and other core products.

We continue to take significant actions to improve operational efficiencies and further reduce costs. During the years ended December 31, 2008 and 2007, we incurred $71 million and $13 million, respectively, in restructuring charges related to headcount reductions in our manufacturing operations that we expect will result in lower costs of revenue beginning in the first quarter of 2009. We recorded an impairment charge of $8 million related to the sale of our manufacturing operations in Heilbronn, Germany in the year ended December 31, 2008 and a gain of $33 million on the sale of assets related to North Tyneside, United Kingdom facilities, which were sold during the year.

Provision for income taxes totaled $7 million in the year ended December 31, 2008, compared to $8 million in the year ended December 31, 2007.

Cash provided by operating activities totaled $111 million and $196 million in the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, our cash, cash equivalents and short-term investments totaled $441 million, compared to $430 million at December 31, 2007. Our total debt decreased to $145 million at December 31, 2008 from $163 million at December 31, 2007 due to debt repayments of $18 million. Our current liabilities decreased to $496 million at December 31, 2008 from $621 million at December 31, 2007.

On March 6, 2008, we acquired Quantum Research Group Ltd. (“Quantum”) for an initial purchase price of $96 million, subsequently increased to $105 million due to contingent consideration earned. The results of operations of Quantum are included in our Microcontroller segment from the date of acquisition.

During the fourth quarter of 2008, the global economy continued to weaken and the semiconductor industry suffered one of its worst declines on record. Therefore, we have taken actions to continue to focus on high-growth, high margin products as well as to reduce our cost structure. These actions included divesting or closing over 14 product lines, reducing our wafer fab facilities from five to two and reducing our total headcount from approximately 8,000 to 6,000, or over 25%. In response to the severe economic conditions, we are taking numerous actions to reduce our expenses and cash break-even point. We are proposing to accelerate activities to consolidate some of our back-end test operations during 2009 to further reduce our manufacturing costs. We have instituted tighter control discretionary spending and selective hiring for critical positions only. Furthermore, we have taken or plan to take the following major actions:

•	Two week wafer manufacturing shutdown worldwide in the first quarter of 2009;

•	One week leave for non-manufacturing employees in the first quarter of 2009 and one week in the second quarter of 2009;

•	10% salary cut for our Chief Executive Officer and 7% for the remaining executive team;

•	Salary freeze for the rest of our workforce; and

•	Suspension of our 401-K match program.

RESULTS OF CONTINUING OPERATIONS

	Years Ended
	December 31, 2008		December 31, 2007		December 31, 2006
	(In thousands, except percentage of net revenues

Net revenues	$1,566,763	100.0%	$1,639,237	100.0%	$1,670,887	100.0%
Gross profit	590,540	37.7%	580,231	35.4%	562,118	33.6%
Research and development	260,310	16.6%	272,041	16.6%	289,108	17.3%
Selling, general and administrative	273,196	17.4%	242,811	14.8%	213,641	12.8%
Acquisition-related charges	23,614	1.5%	—	—	—	—
Charges for grant repayments	718	—	1,464	0.1%	30,034	1.8%
Restructuring charges	71,324	4.6%	13,239	0.8%	8,729	0.5%
Asset impairment charges (recovery)	7,969	0.5%	(1,057)	(0.1)%	82,582	4.9%
Gain on sale of assets	(32,654)	(2.1)%	—	—	—	—

(Loss) income from operations	$(13,937)	(0.9)%	$51,733	3.2%	$(61,976)	(3.7)%

Net Revenues

Net revenues decreased to $1,567 million in the year ended December 31, 2008 from $1,639 million in the year ended December 31, 2007, a decrease of $72 million, as global economic weakness translated to customers pushing out or cancelling orders as a result of their own reduced demand. The decrease in net revenues in the year ended December 31, 2008, compared to the year ended December 31, 2007 was primarily due to a decrease of $58 million in our RF and Automotive segment net revenues primarily as a result of reduced shipments for BiCMOS foundry products related to communication chipsets for code-division multiple access (“CDMA”) phones of $48 million. ASIC segment net revenues decreased $41 million in the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to a decrease in our custom ASIC products of $24 million. Non-volatile Memory segment net revenue decreased $37 million in the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to reduced demand and lower pricing for Serial EEPROM and Serial Flash products. In addition, our net revenues decreased by an estimated $26 million due to the conversion of certain European distributors to a sell-through revenue model. These decreases were offset in part by an increase in Microcontroller segment net revenues of $64 million primarily due to an increase in AVR net revenues of $48 million, or 15%, and our expanding 32-bit microcontroller business of $16 million, or 30%, in the year ended December 31, 2008, compared to the year ended December 31, 2007.

Net revenues decreased to $1,639 million in the year ended December 31, 2007 from $1,671 million in the year ended December 31, 2006, a decrease of $32 million, primarily as a result of declines in our RF and Automotive and ASIC segments, partially offset by growth in our Microcontroller segment. Net revenues for our ASIC and Nonvolatile Memory segments remained flat or declined slightly during the year ended December 31, 2007, compared to the year ended December 31, 2006. The decrease in net revenues in the RF and Automotive segment is primarily due to a decrease in net revenues of $92 million for BiCMOS foundry products related to a decline in orders from a significant customer for communication chipsets for CDMA phones. The decrease in net revenues in the ASIC segment is primarily due to reduced shipments of lower margin commodity telecommunication-market products. Microcontroller segment revenues were $458 million for the year ended December 31, 2007, an increase of 12% from the $408 million reported for the year ended December 31, 2006. Our proprietary AVR microcontroller product revenues were $320 million during 2007, up 18% from $271 million recorded in 2006. The increase in revenues for Microcontrollers were driven by significant new designs in consumer, wireless handset, and industrial market applications.

Average exchange rates utilized to translate foreign currency net revenues in Euro were approximately 1.48 and 1.36 Euro to the dollar in the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, changes in foreign exchange rates had a favorable impact on net revenues. Had average exchange rates remained the same during the year ended December 31, 2008 as the average exchange rates in effect for the year ended December 31, 2007, our reported net revenues for the year ended December 31, 2008 would have been $28 million lower.

Net Revenues — By Operating Segment

Our net revenues by operating segment are summarized as follows (in thousands, except percentages):

		% of Net	Change	% Change
Segment	2008	Revenues	from 2007	from 2007
	(In thousands, except percentage of net revenues)

Microcontroller	$522,635	33%	$64,407	14%
Nonvolatile Memory	339,239	22%	(37,436)	(10)%
RF and Automotive	250,219	16%	(58,300)	(19)%
ASIC	454,670	29%	(41,145)	(8)%

Net revenues	$1,566,763	100%	$(72,474)	(4)%

		% of Net	Change	% Change
Segment	2007	Revenues	from 2006	from 2006

Microcontroller	$458,228	28%	$49,834	12%
Nonvolatile Memory	376,675	23%	1,356	0%
RF and Automotive	308,519	19%	(76,957)	(20)%
ASIC	495,815	30%	(5,883)	(1)%

Net revenues	$1,639,237	100%	$(31,650)	(2)%

		% of Net
Segment	2006	Revenues

Microcontroller	408,394	24%
Nonvolatile Memory	375,319	22%
RF and Automotive	385,476	23%
ASIC	501,698	30%

Net revenues	$1,670,887	100%

Net revenues for the year ended December 31, 2006 have been adjusted to reflect the divestiture of our Grenoble, France, subsidiary. Net revenues from the Grenoble subsidiary of $80 million for the year ended December 31, 2006 are excluded from consolidated net revenues and are reclassified to Results from Discontinued Operations. See Note 18 to Notes to Consolidated Financial Statements in Item 8 for further discussion.

Microcontroller

Microcontroller segment net revenues increased 14% to $523 million in the year ended December 31, 2008 from $458 million in the year ended December 31, 2007. This increase was primarily due to new customer designs utilizing our proprietary AVR microcontroller products, our new QTouch touchscreen products, and our ARM-based microcontroller products. AVR microcontroller revenue grew $48 million or 15% in the year ended December 31, 2008, compared to the year ended December 31, 2007. ARM-based microcontroller products revenue increased $15 million or 28% in the year ended December 31, 2008 from the year ended December 31, 2007. Net revenues for microcontroller products have increased due to gains in the 8-bit microcontroller market and ARM-based microcontrollers, growth in the overall microcontroller market including recent high volume customer applications in the consumer and industrial markets, and improved delivery times resulting from higher inventory levels. Our 32-bit microcontroller business also grew 30% in the year ended December 2008, compared to the year ended December 31, 2007. Overall demand for microcontrollers is driven by increased use of embedded control systems in consumer, industrial and automotive products.

On a non-GAAP basis, microcontroller net revenues would have increased by approximately 18% or $82 million to $540 million in the year ended December 31, 2008, after considering an adjustment of $17 million for the estimated impact of the conversion of certain European distributors to a “sell-through” revenue model in the year ended December 31, 2008.

To supplement our Microcontroller segment financial results presented in accordance with GAAP, the preceding sentence includes non-GAAP Microcontroller segment net revenues for the year ended December 31, 2008, which are adjusted from Microcontroller segment net revenues presented in accordance with GAAP to exclude the adjustment of $17 million related to the conversion of certain distributors in Europe to a “sell-through” model. Management believes that this non-GAAP financial measure reflects an additional and useful way of viewing aspects of our operations that, when viewed in conjunction with our GAAP results, provides a more comprehensive understanding of the various factors and trends affecting our business and operations.

We have used non-GAAP Microcontroller segment net revenues in the year ended December 31, 2008 for internal purposes and believes that this non-GAAP financial measure provides meaningful supplemental information regarding operational and financial performance. Management uses this non-GAAP financial measure for strategic and business decision making, internal budgeting, forecasting and resource allocation processes.

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

Microcontroller segment net revenues increased 12% to $458 million in the year ended December 31, 2007 from $408 million in the year ended December 31, 2006. This increase was primarily due to new customer designs utilizing both our proprietary AVR microcontroller products as well as our ARM-based microcontroller products. AVR microcontroller revenue grew $49 million or 18% in the year ended December 31, 2007, compared to results for the year ended December 31, 2006. ARM-based microcontroller products revenue increased $12 million or 27% in the year ended December 31, 2007 from the year ended December 31, 2006. Net revenues for microcontroller products increased due to gains in the 8-bit microcontroller market and ARM-based microcontrollers, growth in the overall microcontroller market including recent high volume customer applications in the consumer and industrial markets, and improved delivery times resulting from higher inventory levels and increased test capacity added during the first half of 2006. Overall demand for microcontrollers is driven by increased use of embedded control systems in consumer, industrial and automotive products.

Nonvolatile Memory

Nonvolatile memory segment net revenues decreased 10% to $339 million in the year ended December 31, 2008 from $377 million in the year ended December 31, 2007. This decrease was primarily due to a reduction of Serial EEPROM and Serial Flash product sales due to reduced demand and increased pricing pressure. Market for our nonvolatile memory products are more competitive than other markets we sell in, and as a result, our memory products are subject to greater declines in average selling prices than products in our other segments.

Nonvolatile memory segment net revenues increased less than 1% to $377 million in the year ended December 31, 2007 from $375 million in the year ended December 31, 2006. Within this segment, revenues increased $16 million or 7% for Serial EEPROM-based product revenues and $5 million or 7% in Serial Flash product revenues, partially offset by reduced shipments of lower margin commodity flash memory products, which decreased revenues by $14 million or 34%. Markets for our nonvolatile memory products are more competitive than many other markets we sell in, and as a result, our memory products are subject to greater declines in average selling prices compared to product pricing in our other segments. Competitive pressures and rapid obsolescence of products are among several factors that caused continued pricing declines in 2007. While pricing for Serial EEPROM-based products remained steady, unit shipments increased by 10%, compared to unit shipments for the year ended December 31, 2006.

RF and Automotive

RF and Automotive segment net revenues decreased 19% to $250 million in the year ended December 31, 2008 from $309 million in the year ended December 31, 2007. This decrease was primarily due to reduced shipment quantities for BiCMOS foundry products related to communication chipsets for CDMA phones and other automotive products. Net revenues for BiCMOS foundry products decreased $48 million or 51% and other automotive products decreased $10 million or 5% in the year ended December 31, 2008 from the year ended December 31, 2007. The remainder of the decrease came from our CDMA foundry business which we exited during the year ended December 31, 2008.

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

ASIC

ASIC segment net revenues decreased 8% to $455 million in the year ended December 31, 2008 from $496 million in the year ended December 31, 2007. This decrease was primarily a result of lower net revenues for Crypto Memory products of $14 million, or 27%, a decrease of custom ASIC products of $24 million, or 12%, and a decrease in Smart Card products of $3 million, or 2%. These decreases were offset by an increase in our aerospace products of $6 million, or 11%. The decline in Smart card products is primarily due to reduced shipments of lower margin commodity telecommunication products.

ASIC segment net revenues decreased 1% to $496 million in the year ended December 31, 2007 from $502 million in the year ended December 31, 2006. This decrease was primarily due to declines in smart card product revenues of 6% and imaging product revenues of 94%, partially offset by an increase in revenues for Crypto Memory products of 157%. The decline in Smart Card products is primarily due to reduced shipments as we reduced our exposure to the lower margin telecom market. The decline in revenues from imaging products resulted from our decision to exit this business, which was completed in the third quarter of 2007. The increase in Crypto Memory products resulted from increased adoption by customers and significant new design wins in the personal computer market experienced during 2007.

Net Revenues by Geographic Area

Our net revenues by geographic areas (attributed to countries based on delivery locations) are summarized as follows: (see Note 14 of Notes to Consolidated Financial Statements for further discussion).

		Change	% Change		Change	% Change
Region	2008	from 2007	from 2007	2007	from 2006	from 2006	2006
	(In thousands, except percentages)

Asia	$754,123	$(73,295)	(9)%	$827,418	$(46,808)	(5)%	$874,226
Europe	568,671	(2,805)	0%	571,476	30,222	6%	541,254
United States	221,351	1,810	1%	219,541	(21,838)	(9)%	241,379
Other*	22,618	1,816	9%	20,802	6,774	48%	14,028

Total net revenues	$1,566,763	$(72,474)	(4)%	$1,639,237	$(31,650)	(2)%	$1,670,887

*	Primarily includes South Africa, and Central and South America

Net revenues outside the United States accounted for 86%, 87% and 86% of our net revenues in the years ended December 31, 2008, 2007 and 2006, respectively.

Our net revenues in Asia decreased $73 million, or 9%, in the year ended December 31, 2008, compared to the year ended December 31, 2007 and decreased $47 million or 5% in the year ended December 31, 2007, compared to the year ended December 31, 2006. These year over year decreases were primarily due to reduced shipment for BiCMOS foundry products related to communication chipsets for CDMA phones of $48 million and $92 million in the years ended December 31, 2008 and 2007, respectively. These decreases were offset in part by increased shipments of AVR microcontrollers, as well as Serial Flash and Serial EEPROM products.

Our net revenues in Europe decreased $3 million, or less than 1%, in the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to lower volume shipments of Smart Card and Automotive products. Our net revenues in Europe increased $30 million, or 6%, in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to both higher volume shipments of ARM-based microcontrollers and automotive products, partially offset by reductions in Smartcard shipments.

Our net revenues in the United States increased by $2 million, or 1%, in the year ended December 31, 2008, compared to the year ended December 31, 2007 and decreased $22 million, or 9% in the year ended December 31, 2006, compared to the year ended December 31, 2006. This decrease was primarily due to United States-based customers continuing to redirect deliveries from domestic operations to lower cost overseas operations, as well as reduced shipments to United States-based distributors.

While revenues in Asia declined in 2008 compared to 2007 and declined in 2007 compared to 2006, we expect that Asia revenues will grow more rapidly than other regions in the future. Revenues in Asia may be impacted in the future as we refine our distribution strategy and optimize our distributor base in Asia. It may take time for us to identify financially viable distributors and help them develop high quality support services. There can be no assurances that we will be able to manage this optimization process in an efficient and timely manner.

Revenues and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates, primarily the Euro, have had a significant impact on our net revenues and operating costs. Net revenues denominated in foreign currencies, primarily the Euro, were approximately 23%, 22% and 19% in the years ended December 31, 2008, 2007 and 2006, respectively. Net revenues in Euros amounted to approximately 22%, 21% and 18% of net revenues in the years ended December 31, 2008, 2007 and 2006, respectively. Net revenues in Japanese yen amounted to approximately 1% in the years ended December 31, 2008, 2007 and 2006, respectively.

Average annual exchange rates utilized to translate foreign currency revenues and expenses in euro were approximately 1.48, 1.36 and 1.25 Euro to the dollar in the years ended December 31, 2008, 2007 and 2006, respectively.

During the year ended December 31, 2008, changes in foreign exchange rates had an unfavorable impact on operating costs and loss from operations. Had average exchange rates remained the same during the year ended December 31, 2008 as the average exchange rates in effect for the year ended December 31, 2007, our reported revenues for the year ended December 31, 2008 would have been approximately $28 million lower. However, our foreign currency expenses exceed foreign currency revenues. For the years ended December 31, 2008 and 2007, 47% and 51% of our operating expenses, respectively, were denominated in foreign currencies, primarily the Euro. Had average exchange rates for the year ended December 31, 2008 remained the same as the average exchange rates for the year ended December 31, 2007, our operating expenses would have been approximately $52 million lower (cost of revenues of $32 million; research and development expenses of $14 million; and sales, general and administrative expenses of $6 million). The net effect resulted in an increase to loss from operations of approximately $24 million in the year ended December 31, 2008 as a result of unfavorable exchange rates when compared to the year ended December 31, 2007. We expect to take additional actions in the future to reduce this exposure. However, there can be no assurance that we will be able to reduce the exposure to additional unfavorable changes to exchanges rates and the results on gross margin.

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

Cost of Revenues and Gross Margin

We develop our own manufacturing process technologies to ensure our products provide the maximum possible performance. In the year ended December 31, 2008, we manufactured approximately 93% of our products in our own wafer fabrication facilities.

Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves and freight costs. Our gross margin as a percentage of net revenues fluctuates depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.

Gross margin improved to 37.7% in the year ended December 31, 2008, compared to 35.4% and 33.6% in the years ended December 31, 2007 and 2006, respectively. The improvement in gross margin has been driven primarily by our strategic restructuring initiatives which included the closure of our North Tyneside, UK fab, process and cost improvements in our Rousset fab and a stronger mix of higher margin microcontroller and other core products. Manufacturing utilization improvements result primarily from higher production levels at our Colorado Springs, United States and Rousset, France fabrication facilities following the closure of our North Tyneside, UK facility in the second quarter of 2008. Our gross margin for the year ended December 31, 2008 was also favorably impacted by a $4 million pension benefit adjustment, which decreased cost of revenues, related to the reduction of pension liability and the release of the related accumulated other comprehensive income as a result of the sale of our manufacturing operations in Heilbronn, Germany, which was completed in December 2008. Gross margin improvements in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily resulted from lower depreciation expense related to our decision to sell our North Tyneside, UK facility, as well as a more favorable mix of higher margin products sold, and improved manufacturing yields. However, our gross margins were negatively impacted in the year ended December 31, 2007 by a significant change in foreign currency exchange rates (primarily the US dollar weakening when compared to the Euro) as well as lower factory utilization rates, primarily for our North Tyneside, UK facility. Gross margin was also impacted by higher inventory write downs of $16 million in the year ended December 31, 2008, compared to $9 million and $8 million in the years ended December 31, 2007 and 2006, respectively.

We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a reduction to cost of revenues for such grants of $2 million, $2 million and $10 million in the years ended December 31, 2008, 2007 and 2006, respectively.

Research and Development

Research and development (“R&D”) expenses decreased by 4%, or $12 million, to $260 million in the year ended December 31, 2008 from $272 million in the year ended December 31, 2007. In the year ended December 31, 2008, we continued to reduce spending on non-core product development programs and focus on spending on fewer, higher return projects, mostly related to Microcontroller and Touchscreen related products. We have also reduced spending on proprietary process development, as we expect to utilize more industry standard processes in future periods. Research and development expense decreased primarily due to a decrease in spending on development wafers used in technology development of $15 million, design software costs of $5 million and increased grant proceeds of $4 million, offset in part by an increase in stock-based compensation expense of $7 million and higher mask costs for new products of $2 million. R&D expenses, including the items described above, in the year ended December 31, 2008 were unfavorably impacted by approximately $14 million due to foreign exchange rate fluctuations, compared to the rates in effect and the related expense incurred in the year ended December 31, 2007. As a percentage of net revenues, R&D expenses totaled 17% for both the years ended December 31, 2008 and 2007, respectively.

R&D expenses decreased by 6% to $272 million in the year ended December 31, 2007 from $289 million in the year ended December 31, 2006. Research and development expense decreased as we reduced spending on non-core product development programs and related product wafers. This decrease was primarily related to a decrease in the number of development wafers used in technology development, which costs totaled $9 million, lower depreciation and amortization expense of $10 million, higher research grant and non-recurring engineering (“NRE”) funding benefits of $7 million, offset in part by an increase in stock-based compensation expense of $2 million. R&D expenses, including the items described above, in the year ended December 31, 2007 were unfavorably impacted by approximately $17 million due to foreign exchange rate fluctuation. As a percentage of net revenues, R&D expenses totaled 17% for both the years ended December 31, 2007 and 2006, respectively.

In July 2006, we completed the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation. In the year ended December 31, 2006, R&D expenses were reclassified to Results from Discontinued Operations, totaling approximately $6 million, which were previously reported in our ASIC segment.

We have continued to invest in developing a variety of product areas and process technologies, including embedded CMOS technology, logic and nonvolatile memory to be manufactured at 0.13 and 0.09 micron line widths, as well as investments in SiDe BiCMOS technology to be manufactured at 0.18 micron line widths. We have also continued to purchase or license technology when necessary in order to bring products to market in a timely fashion. We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve. We are continuing to re-focus our R&D resources on fewer, but more profitable development projects.

We receive R&D grants from various European research organizations, the benefit of which is recognized as an offset to related research and development costs. We recognized benefits of $22 million, $18 million and $15 million in the years ended December 31, 2008, 2007 and 2006, respectively.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased 12%, or $30 million, to $273 million in the year ended December 31, 2008 from $243 million in the year ended December 31, 2007. In the year ended December 31, 2008, we added critical resources to our sales, marketing, IT systems, and legal functions to ensure we are adequately resourced to support future growth. As a result, SG&A expenses increased in the year ended December 31, 2008 due to higher salaries and benefits of $13 million and an increase in stock-based compensation of $3 million. In addition, SG&A expenses increased due to higher legal fees and settlement costs of $6 million and an increase in bad debt expense of $13 million. The bad debt expense included $12 million related to an Asian distributor whose business was impacted following their addition to the U.S. Department of Commerce Entity List, which prohibits us from shipping products to the distributor. SG&A expenses, including the items described above, in the year ended December 31, 2008 were unfavorably impacted by approximately $6 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expense incurred in the year ended December 31, 2007. SG&A expenses totaled 17% and 15% for the years ended December 31, 2008 and 2007, respectively.

SG&A expenses increased 14% to $243 million in the year ended December 31, 2007 from $214 million in the year ended December 31, 2006. This increase was primarily due to increased professional fees of $17 million related to legal and accounting services incurred during the restatement process and subsequent special stockholder meeting in May 2007, as well as increased employee salaries and benefits of $4 million, and an increase in stock option compensation charges of $5 million, partially offset by a decrease in litigation settlement costs of $7 million compared to 2006. SG&A expenses, including the items described above, in the year ended December 31, 2007 were unfavorably impacted by approximately $7 million compared to 2006 due to foreign exchange rate fluctuation. SG&A expenses totaled 15% and 13% for the years ended December 31, 2007 and 2006, respectively.

In July 2006, we completed the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation. For the year ended December 31, 2006, we reclassified $4 million of SG&A expense to Results from Discontinued Operations, respectively, which was previously reported in our ASIC segment.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using a Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. The fair value of a restricted stock unit is equivalent to the market price of our common stock on the measurement date.

Stock-based compensation expense under SFAS 123R was $29 million, $17 million and $9 million in the years ended December 31, 2008, 2007 and 2006, respectively. Stock-based compensation expense increased in the year ended December 31, 2008 primarily due to annual stock option and restricted stock unit replenishment grants, performance-based restricted stock units and retention awards for certain key executives and employees.

Charges for Grant Repayments

In the fourth quarter of 2006, we announced our intention to close our design facility in Greece and sell our manufacturing facility in North Tyneside, United Kingdom. We recorded a charge of $30 million in the fourth quarter of 2006 associated with the expected repayment of subsidy grants previously received and recognized related to grant agreements with government agencies at these locations. The proceeds of the subsidy grants were originally recorded as either a reduction of cost of revenues or research and development expense when they were recognized during the period from 2001 to 2006. These grant repayments were repaid in full in January 2008. In each of the years ended December 31, 2008 and 2007, we recorded additional accrued interest of $1 million related to grant repayments for other grant proceeds which are expected to be repaid in future periods. All of these charges have been included in “Charges for Grant Repayments” in the consolidated statements of operations.

We receive economic incentive grants and allowances from European governments targeted at increasing employment at specific locations. The subsidy grant agreements typically contain economic incentive and other covenants that must be met to receive and retain grant benefits. Noncompliance with the conditions of the grants could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. In addition, we may need to record charges to reverse grant benefits recorded in prior periods as a result of changes to our plans for headcount, project spending, or capital investment at any of these specific locations. If we are unable to comply with any of the covenants in the grant agreements, our results of operations and financial position could be materially adversely affected. See Note 15 to Notes to Consolidated Financial Statements for further discussions.

Asset Impairment Charges (Recovery) and Gain on Sale of Assets

Under SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”), we assess the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed, including assets not available for immediate sale in their present condition. We report assets to be disposed of by sale as held for sale and recognize those assets and liabilities on the consolidated balance sheet at the lower of carrying amount or fair value, less cost to sell. Assets classified as held for sale are not depreciated.

The table below summarizes the asset impairment charges (recovery) for our wafer fabrication facilities by location included in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006:

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)

Heilbronn, Germany	$7,969	$—	$—
North Tyneside, United Kingdom	—	(1,057)	72,277
Irving, Texas	—	—	10,305

Total asset impairment charges (recovery)	$7,969	$(1,057)	$82,582

The following table summarizes the gain on sale of assets for our wafer fabrication facilities by location included in the consolidated statements of operations for the year ended December 31, 2008:

Year Ended
December 31,
2008
(In thousands)

Heilbronn, Germany	$(2,706)
North Tyneside, United Kingdom	(29,948)

Total gain on sale of assets	$(32,654)

No gains or losses on sale of assets were recorded for the years ended December 31, 2007 and 2006.

Heilbronn, Germany

We previously announced our intention to sell our wafer fabrication facility in Heilbronn, Germany in December 2006. Subsequently, we decided to sell only the manufacturing operations related to the fabrication facility. In December 2008, we completed the sale of our manufacturing operations to Tejas Silicon Holding Limited (“TSI”). TSI acquired from us certain fixed assets, inventory and spare parts while assuming certain employee-related liabilities, including pension obligations. In connection with the sale, we also licensed certain process technology to TSI, which is valued at $3 million. We are committed to purchase from TSI a certain amount of wafers for three years commencing from the closing date of the sale. The total proceeds were nominal as the balance of the liabilities that TSI assumed approximated the value of the assets and rights to the license for process technology it acquired from us. We recorded an impairment charge of $8 million in the year ended December 31, 2008, calculated as the difference between the estimated fair value of approximately $7 million, less selling costs related to legal, commissions and other direct incremental costs of $5 million, compared to a carrying value of approximately $10 million. We also recorded a gain upon the completion of the sale of $3 million in the year ended December 31, 2008. In connection with the sale, we also entered into an agreement to provide transition services for administrative support to TSI for a period of six months from the closing date of the sale. We recorded a charge of $1 million, included as a component of the loss on sale, which represents the fair value of the transition services. The value of the assets and liabilities that we transferred to TSI and the calculation of the related gain on sale of assets are detailed as follows:

(In thousands)

Assets and liabilities disposed of:
Pension and other employee-related liabilities	$(20,113)
Fixed assets	7,142
Inventories	9,480

Total	(3,491)
Income from technology process license	2,545
Loss from transition service agreement	(1,036)
Payable to TSI	(724)

Total gain on sale of assets	$(2,706)

The sale of the Heilbronn manufacturing operations did not qualify as discontinued operations as the operations and future cash flows are not eliminated from our RF and Automotive segment. We will have significant continuing involvement in the operations of the Heilbronn manufacturing operations, related to the future wafer supply agreement described above.

North Tyneside, United Kingdom

On October 8, 2007, we entered into definitive agreements to sell certain wafer fabrication equipment and land and buildings at North Tyneside to Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) and Highbridge Business Park Limited (“Highbridge”) for a total of approximately $125 million. We received proceeds of $82 million and recognized a gain of $30 million for the sale of the equipment in the year ended December 31,

2008. We received proceeds of $43 million from Highbridge for the closing of the real property portion of the transaction in November 2007. We vacated the facility in May 2008.

Irving, Texas

On May 1, 2007, we sold our Irving, Texas wafer fabrication facility for $37 million in cash ($35 million, net of selling costs). The sale of the facility included 39 acres of land, the fabrication facility building and related offices and remaining equipment. In December 2006, we performed an assessment of the market value of this facility based on management’s estimate, which considered a current offer from a willing third party to purchase the facility, among other factors, in determining the fair market value. Based on this assessment, an impairment charge of $10 million was recorded in the year ended December 31, 2006. No significant gain or loss was recorded upon the sale of the facility.

Acquisition-Related Charges

We recorded total acquisition-related charges of $24 million in the year ended December 31, 2008 related to the acquisition of Quantum Research Group Ltd. (“Quantum”), which comprised of the following components:

We recorded amortization of intangible assets of $6 million associated with customer relationships, developed technology, trade name, non-compete agreements and backlog in the year ended December 31, 2008. These assets are amortized over three to five years. We estimate charges related to amortization of intangible assets will be approximately $5 million for the year ending December 31, 2009.

In the year ended December 31, 2008, we recorded a charge of $1 million associated with acquired in-process research and development (“IPR&D”), in connection with the acquisition of Quantum. Our methodology for allocating the purchase price to IPR&D involves established valuation techniques utilized in the high-technology industry.

We agreed to compensate former key executives of Quantum contingent upon continuing employment determined at various dates over a three year period. We have agreed to pay up to $15 million in cash and issue 5.3 million shares of our common stock valued at $17 million. These amounts are being accrued over the employment period on an accelerated basis. As a result, in the year ended December 31, 2008, we recorded total compensation-related expenses of $11 million in cash and $6 million in shares for a total of $17 million. We estimate charges related to these compensation agreements to total approximately $11 million in 2009.

Restructuring Charges

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the years ended December 31, 2008, 2007 and 2006.

	January 1,			Currency	December 31,
	2008	Charges/		Translation	2008
	Accrual	(Credits)	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2006
Employee termination costs	1,324	(224)	(1,172)	72	—
Fourth quarter of 2007
Employee termination costs	12,759	1,431	(14,749)	559	—
Termination of contract with supplier	—	12,206	(13,019)	813	—
Other restructuring charges	—	20,778	(21,465)	905	218
Second quarter of 2008
Employee termination costs	—	2,990	(2,534)	(221)	235
Third quarter of 2008
Employee termination costs	—	28,852	(8,921)	(2,356)	17,575
Fouth quarter of 2008
Employee termination costs	—	5,291	(1,879)	26	3,438

Total 2008 activity	$15,675	$71,324	$(63,739)	$(202)	$23,058

	January 1,			Currency	December 31,
	2007	Charges/		Translation	2007
	Accrual	(Credits)	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$8,896	$(3,071)	$(4,233)	$—	$1,592
Fouth quarter of 2006
Employee termination costs	7,490	3,305	(9,959)	488	1,324
Fouth quarter of 2007
Employee termination costs	—	12,441	—	318	12,759
Other exit related costs	—	564	(564)	—	—

Total 2007 activity	$16,386	$13,239	$(14,756)	$806	$15,675

	January 1,			December 31,
	2006			2006
	Accrual	Charges	Payments	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$9,833	$—	$(937)	$8,896
Third quarter of 2005
Employee termination costs	1,246	—	(1,246)	—
Fourth quarter of 2005
Employee termination costs	1,223	—	(1,223)	—
First quarter of 2006
Employee termination costs	—	151	(151)	—
Fourth quarter of 2006
Employee termination costs	—	8,578	(1,088)	7,490

Total 2006 activity	$12,302	$8,729	$(4,645)	$16,386

2008 Restructuring Activities

In the year ended December 31, 2008, we incurred restructuring charges of $71 million as we continued to implement additional restructuring actions to improve operational efficiencies and reduce costs.

We incurred restructuring charges related to the signing of definitive agreements in October 2007 to sell certain wafer fabrication equipment and real property at North Tyneside to Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) and Highbridge Business Park Limited (“Highbridge”). As a result of this action, this facility was closed and all of the employees of the facility were terminated by June 30, 2008. In addition, we began implementing new initiatives, primarily focused on lowering manufacturing costs and eliminating non-core research and development programs. We recorded the following restructuring charges (credits):

•	Net charges of $38 million related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities” (“SFAS 146”).

•	Charges of $21 million related to equipment removal and facility closure costs. After production activity ceased, we utilized employees as well as outside services to disconnect fabrication equipment, fulfill equipment performance testing requirements of the buyer, and perform facility decontamination and other facility closure-related activity. Included in these costs are labor costs, facility related costs, outside service provider costs, and legal and other fees. Equipment removal, building decontamination and closure related cost activities were completed as of June 30, 2008.

•	Charges of $12 million related to contract termination charges, primarily associated with a long-term gas supply contract for nitrogen gas utilized in semiconductor manufacturing. We are required to pay an early termination penalty including de-contamination and removal costs. Other contract termination costs related to semiconductor equipment support services with minimum payment clauses extending beyond the current period.

•	Net charges of $1 million related to changes in estimates of termination benefits originally recorded in accordance with SFAS No. 112, “Employers’ Accounting for Pension Employment Benefits (“SFAS No. 112”).

We paid $29 million related to employee termination costs in the year ended December 31, 2008.

As a result of these restructuring activities in the year ended December 31, 2008, we expect an annual saving of $32 million.

We are continuously reviewing our operations and considering alternatives to increase our gross margins and improve our long-term operating results. As a result, we may incur additional restructuring costs, such as employee termination costs and other related costs. The total amount of expenses recorded, and timing of payments for any future restructuring charges will depend upon the nature and extent of these future actions.

2007 Restructuring Activities

During 2007, we implemented restructuring initiatives announced in 2006 and in 2007. We recorded a net restructuring charge of $13 million, which included restructuring charges related to the sale of certain wafer fabrication equipment and real property at North Tyneside to TSMC and Highbridge. As a result of these actions, this facility was closed and all of the employees of the facility were terminated. Related to this sale, during the fourth quarter of 2007, we recorded the following restructuring charges:

•	Charges of $11 million related to one-time severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146.

•	Charges of $1 million related to on-going severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 112.

•	Charges of $1 million related to other exit related costs, which were recorded in accordance with SFAS No. 146.

In addition, we also incurred the following restructuring charges in 2007:

•	Charges of $2 million related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146.

•	Charges of $1 million related to one-time minimum statutory termination benefits, including changes in estimates, recorded in accordance with SFAS No. 112.

•	A credit of $3 million related to the settlement of a long-term gas supply contract for which the accrual was $12 million, originally recorded in the third quarter of 2002. On May 1, 2007, in connection with the sale of the Irving, Texas facility, we paid $6 million to terminate this contract, of which $2 million was reimbursed by the buyer of the facility. The remaining balance of $2 million is expected to be paid in 2009.

We paid $10 million related to employee termination costs in the year ended December 31, 2007.

2006 Restructuring Activities

In the first quarter of 2006, we incurred $0.2 million in restructuring charges primarily comprised of severance and one-time termination benefits.

In the fourth quarter of 2006, we announced a restructuring initiative to focus on high growth, high margin proprietary product lines and optimize manufacturing operations. For the fourth quarter of 2006, this restructuring plan impacted approximately 300 employees across multiple business functions. The charges directly relating to this initiative consist of the following:

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

We paid $1 million related to employee termination costs in the year ended December 31, 2006.

Interest and Other (Expenses) Income, Net

Interest and other (expenses) income, net, was $(6) million in the year ended December 31, 2008, compared to $4 million in the year ended December 31, 2007. The net expenses in the year ended December 31, 2008 resulted primarily from an increase in interest expense related to our $100 million outstanding bank line of credit which was outstanding for all of 2008, compared to less than one month in the year ended December 31, 2007. The net expense in the year ended December 31, 2008 was also a result of a reduction of interest income of $6 million in the year ended December 31, 2008 due to lower interest rates and an increase in foreign exchange transaction losses of $5 million.

Interest and other (expenses) income, net, improved to $4 million in the year ended December 31, 2007, compared to $(12) million in the year ended December 31, 2006. This improvement resulted primarily from a reduction to long-term debt levels, as well as a gain from sale of excess land of $1 million in the year ended December 31, 2007. Interest and other (expenses) income, net, also improved as a result of reduced losses of $9 million in the year ended December 31, 2007, compared to the year ended December 31, 2006 related to foreign exchange transactions.

Interest rates on our outstanding borrowings did not change significantly in the year ended December 31, 2008, compared to the year ended December 31, 2007.

Provision for Income Taxes

We recorded a tax provision of $7 million, $8 million, and $25 million in the years ended December 31, 2008, 2007, and 2006, respectively. This resulted in an effective tax rate of (34%), 14%, and ( 34%) for 2008, 2007 and 2006, respectively, expressing tax provision as a percentage of the applicable year’s (loss) income from continuing operations before income taxes.

Income tax expense for 2008 totaled $7 million, a reduction of $1 million when compared to the income tax expense of $8 million in 2007, resulting primarily from taxes incurred by our profitable foreign subsidiaries and an increase in provision for tax settlements related to certain U.S. Federal, state and foreign tax liabilities, partially offset by the refund of the foreign R&D credits.

Income tax expense for 2007 totaled $8 million, a reduction of $17 million when compared to the income tax expense of $25 million in 2006 resulted primarily from the refund of approximately $20 million of foreign R&D tax credits. Approximately $13 million of income tax expense in 2006 results from taxes incurred by our foreign subsidiaries which are profitable on a statutory basis for tax purposes and an increase in provision for tax settlements related to certain U.S. Federal, state and foreign tax liabilities.

At December 31, 2007, there was no provision for U.S. income tax for undistributed earnings, as it was our intention to reinvest these earnings indefinitely in operations outside the U.S. For the year ended December 31, 2008, we changed our position to no longer assert permanent reinvestment of undistributed earnings for certain foreign entities. As of December 31, 2008, there was no U.S. income tax provision for undistributed earnings of approximately $431 million as it is currently our intention to reinvest these earnings indefinitely in operations outside the U.S. The determination of the tax effect of repatriating these earnings in the foreseeable future is not practicable.

At December 31, 2008, we had net operating loss carry forwards in non-U.S. jurisdictions of approximately $390 million. These loss carry forwards expire in different periods starting in 2009. We also had U.S. Federal and state net operating loss carry forwards of approximately $423 million and $661 million, respectively, at December 31, 2008. These loss carry forwards expire in different periods from 2009 through 2029. We also have U.S. Federal and state tax credits of approximately $14 million and $37 million, respectively at December 31, 2008. U.S. Federal credits will expire beginning in 2020, and state credits will expire beginning in 2009.

The “Emergency Economic Stabilization Act of 2008,” which contained the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the federal tax research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effect of this change resulted in an increase to our deferred tax assets with a corresponding increase to the valuation allowance.

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and limits the utilization of tax credits to 50 percent of a taxpayer’s taxable income. This new tax law did not have any impact on the 2008 tax provision.

During the year, we sold our fabrication facility and incurred restructuring charges related to a foreign subsidiary as well as incurring in-process research and development costs in the United Kingdom. Due to a full valuation allowance position in this jurisdiction, there was no tax provision impact associated with these events.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Upon review of our reserves, there were no changes to its reserves for uncertain tax positions upon adoption. At the adoption date of January 1, 2007 we had $176 million of recognized tax benefits. As of December 31, 2007 and 2008, we had $166 million and $190 million, respectively, of unrecognized tax benefits, of which $67 million would affect income tax expense if recognized. The remainder would affect the tax rate in the form of deferred tax assets, which would attract a full valuation allowance. During the year, as a result of on-going discussions with foreign tax authorities related to open audits, we remeasured our FIN 48 reserves and recorded an adjustment to unrecognized tax benefits of $18 million. This adjustment was a decrease to foreign net operating loss carry forwards with a corresponding adjustment to the valuation allowance. This change has no impact on income tax provision.

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

The income tax returns for our subsidiary in Rousset, France for the 2001 through 2005 tax years are currently under examination by the French tax authorities. The examination has resulted in a significant income tax assessment and we are currently pursuing administrative appeal of the assessment.

In addition, we have tax audits in progress in other foreign jurisdictions.

While we believe that the resolution of these matters will not have a material adverse impact on our results of operations, cash flows or financial position, the outcome is subject to significant uncertainties. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. Income taxes and related interest and penalties due for potential adjustments may result from the resolution of these examinations, and examinations of open U.S. federal, state and foreign tax years.

Discontinued Operations

Grenoble, France Subsidiary Sale

In July 2006, we completed the sale of our Grenoble, France, subsidiary to e2v technologies plc, a British corporation (“e2v”). On August 1, 2006, we received $140 million in cash upon closing ($120 million, net of working capital adjustments and costs of disposition).

The Grenoble facility was originally acquired by us in May 2000 from Thomson-CSF, and performed the manufacturing of image sensors, as well as analog, digital and radio frequency ASICs.

Technology rights and certain assets related to biometry or “Finger Chip” technology were excluded from the sale. As of July 31, 2006, the facility employed a total of 519 employees, of which 14 employees primarily involved with the Finger Chip technology were retained, and the remaining 505 employees were transferred to e2v.

In connection with the sale, Atmel agreed to provide certain technical support, foundry, distribution and other services extending up to four years following the completion of the sale, and in turn e2v has agreed to provide certain design and other services to Atmel extending up to five years following the completion of the sale. The financial statement impact of these agreements is not expected to be material to us. The ongoing cash flows between us and e2v are not significant and as a result, we have no significant continuing involvement in the operations of the subsidiary. Therefore, we have met the criteria in SFAS No. 144, which were necessary to classify the Grenoble, France, subsidiary as discontinued operations.

The following table details the components of the gain from the sale of Discontinued Operations, net of taxes, recognized upon the sale:

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

The following table summarizes results from Discontinued Operations for the period indicated, which are included in the consolidated statement of operations:

Year Ended
December 31,
2006
(In thousands, except
per share data)

Net revenues	$79,871
Operating costs and expenses	57,509

Income from discontinued operations, before income taxes	22,362
Gain on sale of discontinued operations, before income taxes	109,838

Income from and gain on sale of discontinued operations	132,200
Less: provision for income taxes	(18,899)

Income from and gain on sale of discontinued operations, net of income taxes	$113,301

Income from and gain on sale of discontinued operations, net of income taxes, per share:
Basic and diluted	$0.23

Weighted-average shares used in basic and diluted income per share calculations	487,413

Liquidity and Capital Resources

At December 31, 2008, we had $441 million of cash, cash equivalents and short-term investments compared to $430 million at December 31, 2007. This increase was primarily due to cash provided by operating activities of $111 million in the year ended December 31, 2008 and proceeds from the sale of North Tyneside and other assets of $80 million, offset in part by cash payments related to the acquisition of Quantum of $99 million, acquisition of fixed assets of $44 million and repayments of debt of $18 million. Our current ratio, calculated as total current assets divided by total current liabilities, was 2.07 at December 31, 2008, an increase of 0.32 from 1.75 at December 31, 2007. During 2008, we generated positive cash flow from operating activities of $111 million. We have reduced our debt obligations to $145 million at December 31, 2008 from $163 million at December 31, 2007, a decrease of $18 million. Working capital, calculated as total current assets less total current liabilities, increased by $67 million to $531 million at December 31, 2008, compared to $464 million at December 31, 2007, primarily due to cash provided by operating activities.

Approximately $9 million of our long-term investment portfolio at December 31, 2008 is invested in auction-rate securities, compared to $29 million at December 31, 2007. In the year ended December 31, 2008, approximately $20 million of auction-rate securities were redeemed at par value. These auction-rate securities were reclassified as long-term investments within other assets on the consolidated balance sheet as of December 31, 2008, as they are not expected to be liquidated within the next twelve months. In October 2008, we accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase our eligible auction-rate securities of $7 million at par value at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, we expect to sell the securities to UBS at par value on June 30, 2010.

Operating Activities

Net cash provided by operating activities totaled $111 million in the year ended December 31, 2008, compared to $196 million in the year ended December 31, 2007. In the year ended December 31, 2008, cash flows from operations were significantly reduced by payments related to restructuring, facility sales, and other non-recurring items. Restructuring payments in the year ended December 31, 2008 totaled $64 million, compared to $15 million in the year ended December 31, 2007. Payments related to the closure of our North Tyneside, UK fabrication facility, following the termination of manufacturing activity, totaled $82 million in the year ended December 31, 2008, including $40 million paid to the UK government in January 2008 related to repayment of grant proceeds.

While these payments were offset by proceeds from the sale of equipment of $82 million, these sale proceeds were classified as a cash inflow in the net cash used in investing activities on the consolidated statements of cash flows for the year ended December 31, 2008. Total cash paid related to these non-recurring items totaled $146 million in the year ended December 31, 2008 compared to $15 million in the year ended December 31, 2007.

Accounts receivable decreased by 12% or $24 million to $185 million at December 31, 2008, from $209 million at December 31, 2007, primarily due to lower revenue in 2008. The average days of accounts receivable outstanding (“DSO”) increased to 50 days at December 31, 2008, compared to 44 days at December 31, 2007. In the three months ended December 31, 2008, we recorded a one time bad debt charge of $12 million related to an Asian distributor whose business was impacted following their addition to the U.S. Department of Commerce Entity List, which prohibits us from shipping products to the distributor. Accounts receivable balances were also impacted by the change of certain European distributors to a “sell-through” revenue model in 2008. Initial shipments to distributors under a “sell-through” revenue model are usually priced higher than under the terms previously offered, increasing reported accounts receivable balances. The related revenue is deferred until our products are sold to the end customers, at which time the distributors typically claim a credit. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures or longer customer payment patterns, our DSO and cash flows from operating activities would be negatively affected.

Decreases in inventories provided $20 million of operating cash flows in the year ended December 31, 2008, compared to an increase in inventories of $15 million in the year ended December 31, 2007. This reduction was primarily as a result of the closure of our North Tyneside, UK fabrication facility in the first quarter of 2008. Our days of inventory increased to 148 days at December 31, 2008, compared to 118 days at December 31, 2007, primarily due to higher inventory quantities as result of a significant drop in shipments in the fourth quarter of 2008. Inventory balances were reduced by $10 million in connection with the sale of Heilbronn, Germany manufacturing operations. Inventories consist of raw wafers, purchased specialty wafers, work-in-process and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.

Reduction of accounts payable balances utilized $103 million of operating cash flows in the year ended December 31, 2008, which included $40 million of grant repayment in connection with the sale of our North Tyneside, UK facility, which was paid in the first quarter of 2008.

Investing Activities

Net cash used in investing activities was $54 million in the year ended December 31, 2008, compared to $31 million in the year ended December 31, 2007. During the year ended December 31, 2008, we paid approximately $99 million for the acquisition of Quantum, net of cash acquired, and $44 million for capital expenditures, offset in part by $82 million we received from the sale of fabrication equipment from our North Tyneside, UK facility. We anticipate that expenditures for capital purchases will be between $25 million and $35 million for 2009, which will be used to maintain existing equipment, provide additional testing capacity and, to a limited extent, for equipment to develop advanced process technologies.

On May 1, 2007, we sold our Irving, TX wafer fabrication facility for proceeds of approximately $37 million ($35 million, net of selling costs).

Financing Activities

Net cash used in financing activities was $9 million in the year ended December 31, 2008, compared to $207 million in the year ended December 31, 2007. We continued to pay down debt, with repayments of principal balances on capital leases and other debt totaling $18 million in the year ended December 31, 2008, compared to $109 million in year ended December 30, 2007. Net proceeds from issuance of common stock totaled $9 million for both the years ended December 31, 2008 and 2007. In August 2007, we entered into an Accelerated Share Repurchase program (“ASR”) with third-party investment banks and used $250 million to repurchase our common stock. In the year ended December 31, 2007, we received and retired approximately 49 million shares under the

ASR arrangement, which reduced our shares outstanding as of December 31, 2007. The entire $250 million was recorded as a reduction of additional paid-in capital in our consolidated balance sheet.

We believe that our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, equipment lease financing, and other short-term and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

Cash and cash equivalents decreased $13 million in the year ended December 31, 2008, compared to an increase of $6 million in the year ended December 31, 2007, due to the effect of exchange rate changes on cash balances.

During the next twelve months, we expect our operations to generate positive cash flows. We expect that we will have sufficient cash from operations and financing sources to meet all debt obligations. Debt obligations outstanding at December 31, 2008, which are classified as short-term, totaled $131 million. During 2009 and future years, our capacity to make necessary capital investments will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary. In the event that we cannot obtain adequate financing due to the current condition of the credit markets or have to pay down our $125 million in lines of credit, we believe we have sufficient funds due to the $441 million in cash, cash equivalents and short-term investments we held as of December 31, 2008 along with cash flows from operations, which amounted to $111 million for the year ended December 31, 2008.

On March 15, 2006, we entered into a five-year asset-backed credit facility for up to $165 million with certain European lenders. This facility is secured by our non-U.S. trade receivables. At December 31, 2008, the amount available under this facility was $107 million based on eligible non-U.S. trade receivables, of which $100,000 was outstanding. Borrowings under the facility bear interest at LIBOR plus 2% per annum (approximately 3.10% based on the two months LIBOR at December 31, 2008), while the undrawn portion is subject to a commitment fee of 0.375% per annum. The outstanding balance is subject to repayment in full on the last day of its interest period (every two months). The terms of the facility subject us to certain financial and other covenants and cross-default provisions. We were in compliance with our covenants as of December 31, 2008. Commitment fees and amortization of up-front fees paid related to the facility for each of the years ended December 31, 2008, 2007 and 2006 totaled $1 million, and are included in interest and other (expense) income, net, in the consolidated statements of operations. As of January 31, 2009, our eligible non-U.S. trade receivables under this facility declined to approximately $77 million which may require us to either repay a portion of the loan or utilize cash in a restricted account as additional collateral.

In December 2004, we established a $25 million revolving line of credit with a domestic bank, which has been extended until September 2009. The interest rate on the revolving line of credit is either lower of the domestic bank’s prime rate (approximately 3.25% at December 31, 2008) or LIBOR plus 2% (approximately 2.44% based on the one month LIBOR at December 31, 2008). In September 2005, we obtained a $15 million term loan from the same bank, which matured at September 30, 2008. The revolving line of credit is secured by our U.S. trade receivables and requires us to meet certain financial ratios and to comply with other covenants on a periodic basis. We were in compliance with these covenants as of December 31, 2008, at which date, the full $25 million of the revolving line of credit was outstanding and is classified as bank lines of credit in the summary debt table. In February 2009, we repaid $4 million under this line of credit as its eligible U.S. trade receivables declined to approximately $21 million.

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2008. See Note 11 of Notes to Consolidated Financial Statements for further discussion.

	Payments Due by Period
Contractual Obligations:	Up to 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(In thousands)

Notes payable	$—	$—	$—	$2,835	$2,835
Capital leases	6,132	9,963	1,111	—	17,206
Lines of credit	125,000	—	—	—	125,000

Total debt obligations	131,132	9,963	1,111	2,835	145,041

Capital purchase commitments	647	—	—	—	647
Long-term supply agreement obligation(a)	695	—	—	—	695
Long-term supply agreement obligation(b)	43,561	71,332	—	—	114,893
Estimated pension plan benefit payments	765	839	1,066	6,909	9,579
Grants to be repaid	13,303	—	—	—	13,303
Restructuring(e)	23,058	—	—	—	23,058
Operating leases	11,310	16,565	6,957	156	34,988
Acquisition-related payable(c)	18,411	—	—	—	18,411
Other long-term obligations(d)	18,277	28,000	14,000	25,452	85,729

Total other commitments	130,027	116,736	22,023	32,517	301,303

Add: interest	1,701	641	13	—	2,355

Total	$262,860	$127,340	$23,147	$35,352	$448,699

(a)	On December 6, 2005, we sold our Nantes, France fabrication facility, and the related foundry activities, to XbyBus SAS. Concurrent with the sale, we entered into a three-year supply agreement with a subsidiary of XbyBus SAS, whereby we are required to purchase a minimum volume of wafers through 2009. As of December 31, 2008, less than $1 million remains to be purchased under the original term of the agreement (see Note 18 of Notes to Consolidated Financial Statements for further discussion).

(b)	This amount relates to the contractual obligation on a supply agreement that we entered into with the buyer of our manufacturing operations in Heilbronn, Germany facility. The wafers are purchased at cost in Euros, which represents the fair value at the time of purchase. The commitment is equivalent to approximately 82 million Euros.

(c)	We have an obligation to pay certain former Quantum employees $18 million (see Note 3 of Notes to Consolidated Financial Statements for further discussion).

(d)	Other long-term obligations consist principally of future repayments of approximately $55 million of advances from customers, and $20 million of technology license payments. Long-term advances from customers includes approximately $10 million that is due within 1 year, and has been classified within current liabilities (see Note 2 of Notes to Consolidated Financial Statements for further discussion). The balance is due in annual installments of $10 million per year, until repaid in full.

(e)	Contains all restructuring liabilities as of December 31, 2008.

The contractual obligation table excludes our FIN 48 liabilities of $105 million because we cannot make a reliable estimate of the timing of cash payments. See Note 12 of the Notes to the Consolidated Financial Statements for further discussion.

Approximately $125 million of our total debt requires us to meet certain financial ratios and to comply with other covenants on a periodic basis, and they all have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios.

There is no requirement to maintain a restricted cash balance. We were in compliance with these covenants as of December 31, 2008.

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

Defined Benefit Pension Plans

We sponsor defined benefit pension plans that cover substantially all French and German employees. Plan benefits are provided in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The plans are non-funded. Pension liabilities and charges to expense are based upon various assumptions, updated quarterly, including discount rates, future salary increases, employee turnover, and mortality rates. Retirement Plans consist of two types of plans. The first plan type provides for termination benefits paid to employees only at retirement, and consists of approximately one to five months of salary. This structure covers our French employees. The second plan type provides for defined benefit payouts for the remaining employee’s post-retirement life, and covers our German employees. Pension benefits payable totaled $27 million and $53 million at December 31, 2008 and 2007, respectively. Cash funding for benefits to be paid for 2009 is expected to be approximately $1 million, and an additional $9 million thereafter over the next 10 years.

Off-Balance Sheet Arrangements (Including Guarantees)

In the ordinary course of business, we have investments in privately held companies, which we review to determine if they should be considered variable interest entities. We have evaluated our investments in these privately held companies and have determined that there was no material impact on our operating results or financial condition upon our adoption of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46R”). Under FIN 46R certain events can require a reassessment of our investments in privately held companies to determine if they are variable interest entities and which of the stakeholders will be the primary beneficiary. As a result of such events, we may be required to make additional disclosures or consolidate these entities. We may be unable to influence these events.

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either our subsidiaries or us. As of December 31, 2008, the maximum potential amount of future payments that we could be required to make under these guarantee agreements is approximately $2 million. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurements”, for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We are currently evaluating the impact of FSP No. 157-2 on our financial position and results of operations.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 was effective upon its issuance, including prior periods for which financial statements have not been issued. FSP No. 157-3 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on our consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 142-3 on our consolidated results of operations and financial condition.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, we adopted SFAS No. 159 (See Note 4 of the Notes to the Consolidated Financial Statements for further discussion).

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

Revenue Recognition

We sell our products to OEMs and distributors and recognize revenue when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Reserves for sales returns and allowances are estimated and re-evaluated each reporting period.

Contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents are used to verify delivery. We assess whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Sales terms do not include post-shipment obligations except for product warranty, as described in Note 1 of Notes to Consolidated Financial Statements.

For sales to certain distributors (primarily based in the U.S. and from the third quarter of 2008, Europe) with agreements allowing for price protection and product returns, we recognize revenue at the time the distributor sells the product to its end customer. Revenue is not recognized upon shipment since, due to price protection rights, the sales price is not substantially fixed or determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is recognized when the distributor sells the product to an end-user, at which time the sales price becomes fixed. At the time of shipment to these distributors, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the gross margin in deferred income on shipments to distributors on the consolidated balance sheets. This balance represents the gross margin on the sale to the distributor; however, the amount of gross margin recognized by us in future periods could be less than the deferred margin as a result of price protection concessions related to market pricing conditions. We do not reduce deferred margin by estimated price protection; instead, such price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. Deferred income on shipments to distributors were $42 million and $20 million at December 31, 2008 and 2007, respectively. Sales to certain other primarily non-U.S. based distributors (primarily based in Asia) carry either no or very limited rights of return. We have historically been able to estimate returns and other credits from these distributors and accordingly have historically recognized revenue from sales to these distributors upon shipment, with a related allowance for potential returns established at the time of sale.

Our revenue reporting is highly dependent on receiving accurate and timely data from our distributors. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. Because the data set is large and complex and because there may be errors in the reported data, we must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. Actual results could vary from those estimates.

Allowance for Doubtful Accounts and Sales Returns

We must make estimates of potential future product returns and revenue adjustments related to current period product revenue. Management analyzes historical returns, current economic trends in the semiconductor industry, changes in customer demand and acceptance of our products when evaluating the adequacy of our allowance for sales returns. If management made different judgments or utilized different estimates, material differences in the amount of our reported revenues may result. We provide for sales returns based on our customer experience and our expectations for revenue adjustments based on economic conditions within the semiconductor industry.

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing specific customer creditworthiness, historical bad debts and current economic trends. At December 31, 2008 and 2007, the allowance for doubtful accounts was approximately $15 million and $3 million, respectively. In the three months ended December 31, 2008, we recorded a bad debt charge of $12 million related to an Asian distributor whose business was impacted following their addition to the U.S. Department of Commerce Entity List, which prohibits us from shipping products to the distributor.

Accounting for Income Taxes

In calculating our income tax expense, it is necessary to make certain estimates and judgments for financial statement purposes that affect the recognition of tax assets and liabilities.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the net deferred tax asset would decrease income tax expense in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the net deferred tax asset would increase income tax expense in the period such determination is made.

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

Valuation of Inventory

Our inventories are stated at the lower of cost (determined on a first-in, first-out basis for raw materials and purchased parts and an average cost basis for work in progress and finished goods) or market. Cost includes labor, including stock-based compensation costs, materials, depreciation and other overhead costs, as well as factors for estimated production yields and scrap. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes for future periods. We primarily utilize selling prices in our period ending backlog for measuring any potential declines in market value below cost. Any adjustment for market value provision is charged to cost of revenues at the point of market value decline.

We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales levels by product. Inventories on hand in excess of forecasted demand are provided for. In addition, we write off inventories that are considered obsolete. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles when determining obsolescence. Increases to the provision for excess and obsolete inventory are charged to cost of revenues. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-cost inventory is subsequently sold, the related provision is matched to the movement of related product inventory, resulting in lower costs and higher gross margins for those products.

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

We estimate the useful life of our manufacturing equipment, which is the largest component of our fixed assets, to be five years. We base our estimate on our experience with acquiring, using and disposing of equipment over time. Depreciation expense is a major element of our manufacturing cost structure. We begin depreciation on new equipment when it is put into use for production. The aggregate amount of fixed assets under construction for which depreciation was not being recorded was approximately $2 million and $3 million as of December 31, 2008 and 2007, respectively.

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

Stock-Based Compensation

Upon adoption of SFAS No. 123R, we reassessed our equity compensation valuation method and related assumptions. Our determination of the fair value of stock-based payment awards on the date of grant utilizes an option-pricing model, and is impacted by our common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors during the expected period between the stock option vesting date and the stock option exercise date. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, and changes in the subjective assumptions can materially affect the estimated fair value, in our opinion, the existing Black-Scholes option-pricing model may not provide an accurate measure of the fair value of employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123R using an option-pricing model that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. For performance-based restricted stock units, we are required to assess the probability of achieving certain financial objectives at the end of each reporting period. Based on the assessment of this probability, which require judgment, we record stock-based compensation expense, which may be reversed in future periods if we determine that it is no longer probable that the objectives will be achieved. The fair value of a restricted stock unit is equivalent to the market price of our common stock on the measurement date.

Stock-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 included a combination of payment awards granted prior to January 1, 2006 and payment awards granted subsequent to January 1, 2006. For stock-based payment awards granted prior to January 1, 2006, we attribute the value of stock-based compensation, determined under SFAS No. 123R, to expense using the accelerated multiple-option approach. Compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the years ended December 31, 2008, 2007 and 2006 includes the impact of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods prior to 2006, we accounted for forfeitures as they occurred. The adoption of SFAS No. 123R requires us to reflect the net cumulative impact of estimating forfeitures in the determination of period expense by reversing the previously recognized cumulative compensation expense related to those forfeitures, rather than recording forfeitures when they occur as previously permitted. We did not record this cumulative impact upon adoption, as the amount was insignificant. Stock options granted in periods prior to 2006 were measured based on SFAS No. 123 requirements, whereas stock options granted subsequent to January 1, 2006 were measured based on SFAS No. 123R requirements.

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

Valuation of Marketable Securities

Our marketable securities include corporate debt securities, U.S. government and municipal agency debt securities, commercial paper, guaranteed variable annuities and auction rate securities. We monitor our investments for impairment periodically and recognize an impairment charge when the decline in the fair value of these investments is judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our investments also include certain highly-rated auction rate securities, which are structured with short-term interest rate reset dates of either 7 or 28 days and contractual maturities that can be in excess of ten years. We evaluate our portfolio by continuing to monitor the credit rating, interest yields of these auction rate securities and successful reset at each auction date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the condensed consolidated balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through December 31, 2008. In addition, certain of our borrowings are at floating rates, so this would act as a natural hedge.

We have short-term debt, long-term debt and capital leases totaling $145 million at December 31, 2008. Approximately $5 million of these borrowings have fixed interest rates. We have approximately $140 million of floating interest rate debt, of which approximately $15 million is Euro-denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.

The following table summarizes our variable-rate debt exposed to interest rate risk as of December 31, 2008. All fair market values are shown net of applicable premium or discount, if any:

							Total
							Variable-Rate
							Debt
	Payments by Due Year						Outstanding at
	2009	2010	2011	2012	2013	Thereafter	December 31, 2008
	(In thousands)

30 day USD LIBOR weighted-average interest rate basis(1) — Revolving line of credit due 2008	$25,000	$—	$—	$—	$—	$—	$25,000

Total of 30 day USD LIBOR rate debt	$25,000	$—	$—	$—	$—	$—	$25,000
60 day USD LIBOR weighted-average interest rate basis(1) — Revolving line of credit	$100,000	$—	$—	$—	$—	$—	$100,000

Total of 60 day USD LIBOR rate debt	$100,000	$—	$—	$—	$—	$—	$100,000
90 day EURIBOR weighted-average interest rate basis(1) — Capital leases	$4,507	$4,507	$4,507	$1,110	$—	$—	$14,631

Total of 90 day EURIBOR rate debt	$4,507	$4,507	$4,507	$1,110	$—	$—	$14,631

Total variable-rate debt	$129,507	$4,507	$4,507	$1,110	$—	$—	$139,631

(1)	Actual interest rates include a spread over the basis amount.

The following table presents the hypothetical changes in interest expense, for the year ended December 31, 2008 related to our outstanding borrowings that are sensitive to changes in interest rates as of December 31, 2008. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS.

For the year ended December 31, 2008:

Interest Expense
	Interest Expense Given an Interest			with No Change in	Interest Expense Given an Interest
	Rate Decrease by X Basis Points			Interest Rate	Rate Increase by X Basis Points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
(In thousands)

Interest expense	$10,037	$10,765	$11,492	$12,340	$12,948	$13,676	$14,403

Foreign Currency Risk

When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of unfavorable exchange rates in the year ended December 31, 2008, compared to the average exchange rates in the year ended December 31, 2007, resulted in an increase in loss from operations of $24 million. This impact is determined assuming that all foreign currency denominated transactions that occurred in the year ended December 31, 2008 were recorded using the average foreign currency exchange rates in the same period in 2007.

Sales denominated in foreign currencies, primarily the Euro, were 22%, 22% and 19% in the years ended December 31, 2008, 2007 and 2006, respectively. Sales denominated in Yen were 1% for the years ended December 31, 2008, 2007 and 2006. Costs denominated in foreign currencies, primarily the Euro, were 47%, 51% and 52% in the years ended December 31, 2008, 2007 and 2006, respectively.

Average annual exchange rates utilized to translate foreign currency revenues and expenses in euro were approximately 1.48, 1.36 and 1.25 Euro to the dollar in the years ended December 31, 2008, 2007 and 2006, respectively.

During the year ended December 31, 2008, changes in foreign exchange rates had an unfavorable impact on operating costs and loss from operations. Had average exchange rates remained the same during the year ended December 31, 2008 as the average exchange rates in effect for the year ended December 31, 2007, our reported revenues for the year ended December 31, 2008 would have been approximately $28 million lower. However, our foreign currency expenses exceed foreign currency revenues. For the year ended December 31, 2008 and 2007, 47% and 51% of our operating expenses, respectively, were denominated in foreign currencies, primarily the Euro. Had average exchange rates for the year ended December 31, 2008 remained the same as the average exchange rates for year ended December 31, 2007, our operating expenses would have been approximately $52 million lower (cost of revenues of $32 million; research and development expenses of $14 million; and sales, general and administrative expenses of $6 million). The net effect resulted in an increase to loss from operations of approximately $24 million in the year ended December 31, 2008 as a result of unfavorable exchange rates when compared to the year ended December 31, 2007. We expect to take additional actions in the future to reduce this exposure. However, there can be no assurance that we will be able to reduce the exposure to additional unfavorable changes to exchanges rates and the results on gross margin.

We face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 30% and 23% of our accounts receivable were denominated in foreign currency as of December 31, 2008 and 2007, respectively.

We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 36% and 54% of our accounts payable were denominated in foreign currency as of December 31, 2008 and 2007, respectively. Approximately 12% and 18% of our debt obligations were denominated in foreign currency as of December 31, 2008 and 2007, respectively.

Liquidity and Valuation Risk

Approximately $9 million of our long-term investment portfolio at December 31, 2008 was invested in highly-rated auction-rate securities, compared to approximately $29 million at December 31, 2007. In the year ended December 31, 2008, $20 million of auction-rate securities were redeemed at par value. Auction-rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. If the auctions for the securities we own fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge. In the year ended December 31, 2008, we recorded an impairment charge of $1 million related to a decline in the value of auction-rate securities.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Atmel Corporation
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	64
Consolidated Balance Sheets as of December 31, 2008 and 2007	65
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	66
Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income for the Years Ended December 31, 2008 2007 and 2006	67
Notes to Consolidated Financial Statements	68
Report of Independent Registered Public Accounting Firm	116
Financial Statement Schedules
The following Financial Statement Schedules for the years ended December 31, 2008, 2007, and 2006 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto Schedule II Valuation and Qualifying Accounts	117
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto

Supplementary Financial Data
Selected Quarterly Financial Data (unaudited) for the Years Ended December 31, 2008 and 2007	118

Atmel Corporation

Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net revenues	$1,566,763	$1,639,237	$1,670,887
Operating expenses
Cost of revenues	976,223	1,059,006	1,108,769
Research and development	260,310	272,041	289,108
Selling, general and administrative	273,196	242,811	213,641
Acquistion-related charges	23,614	—	—
Charges for grant repayments	718	1,464	30,034
Restructuring charges	71,324	13,239	8,729
Asset impairment charges (recovery)	7,969	(1,057)	82,582
Gain on sale of assets	(32,654)	—	—

Total operating expenses	1,580,700	1,587,504	1,732,863

(Loss) income from operations	(13,937)	51,733	(61,976)
Interest and other (expenses) income, net	(6,306)	3,976	(11,726)

(Loss) income from continuing operations before income taxes	(20,243)	55,709	(73,702)
Provision for income taxes	(6,966)	(7,824)	(24,949)

(Loss) income from continuing operations	(27,209)	47,885	(98,651)
Income from discontinued operations, net of provision for income taxes of $9,393	—	—	12,969
Gain on sale of discontinued operations, net of provision for income taxes of $9,506	—	—	100,332

Net (loss) income	$(27,209)	$47,885	$14,650

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.06)	$0.10	$(0.20)
Income from discontinued operations, net of provision for income taxes	—	—	0.02
Gain on sale of discontinued operations, net of provision for income taxes	—	—	0.21

Net (loss) income	$(0.06)	$0.10	$0.03

Weighted-average shares used in basic net (loss) income per share calculations	446,504	477,213	487,413

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.06)	$0.10	$(0.20)
Income from discontinued operations, net of provision for income taxes	—	—	0.02
Gain on sale of discontinued operations, net of provision for income taxes	—	—	0.21

Net (loss) income	$(0.06)	$0.10	$0.03

Weighted-average shares used in diluted net (loss) income per share calculations	446,504	481,737	487,413

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
	(In thousands, except par value)

ASSETS
Current assets
Cash and cash equivalents	$408,926	$374,130
Short-term investments	31,707	55,817
Accounts receivable, net of allowance for doubtful accounts of $14,996 and $3,111, respectively	184,698	209,189
Inventories	324,016	357,301
Prepaids and other current assets	77,542	88,781

Total current assets	1,026,889	1,085,218
Fixed assets, net	383,107	579,566
Goodwill	51,010	—
Intangible assets, net	34,121	19,552
Other assets	35,527	18,417

Total assets	$1,530,654	$1,702,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$131,132	$142,471
Trade accounts payable	116,392	191,856
Accrued and other liabilities	207,017	266,987
Deferred income on shipments to distributors	41,512	19,708

Total current liabilities	496,053	621,022
Long-term debt and capital lease obligations, less current portion	13,909	20,408
Other long-term liabilities	218,608	237,844

Total liabilities	728,570	879,274

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 448,872 at December 31, 2008 and 443,837 at December 31, 2007	449	444
Additional paid-in capital	1,238,796	1,193,846
Accumulated other comprehensive income	113,999	153,140
Accumulated deficit	(551,160)	(523,951)

Total stockholders’ equity	802,084	823,479

Total liabilities and stockholders’ equity	$1,530,654	$1,702,753

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

Consolidated Statements of Cash Flows

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
		(In thousands)

Cash flows from operating activities
Net (loss) income	$(27,209)	$47,885	$14,650
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	134,796	128,773	225,006
Gain on sale of discontinued operations	—	—	(109,838)
Gain on sale or disposal of fixed assets and other non-cash charges	(35,671)	(1,102)	(2,624)
Non-cash asset impairment charges (recovery)	3,025	(1,057)	82,582
Deferred taxes	1,130	3,039	6,121
Other non-cash (gains) losses, net	(813)	404	8,726
Provision for (recovery of) doubtful accounts receivable	12,330	(212)	106
Accretion of interest on long-term debt	1,468	912	4,699
In-process research and development charges	1,047	—	—
Stock-based compensation expense	35,437	16,652	9,118
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	15,625	17,719	8,054
Inventories	19,843	(14,682)	(48,848)
Current and other assets	36,266	35,994	(27,608)
Trade accounts payable	(102,852)	15,689	26,440
Accrued and other liabilities	(10,215)	(46,728)	82,855
Income taxes payable	5,074	(8,261)	16,526
Deferred income on shipments to distributors	21,804	852	520

Net cash provided by operating activities	111,085	195,877	296,485

Cash flows from investing activities
Acquisitions of fixed assets	(44,365)	(69,730)	(83,330)
Proceeds from the sale of North Tyneside assets and other assets, net of selling costs	79,543	3,000	4,466
Proceeds from sale of discontinued operations, net	—	—	120,073
Proceeds from sale of manufacturing facilities, net of selling costs	—	34,714	—
Proceeds from the sale of interest in privately held companies and other	—	—	1,799
Acquisition of Quantum Research Group, net of cash acquired	(98,585)	—	—
Acquisition of intangible assets	(1,250)	(900)	(549)
Purchases of marketable securities	(27,120)	(12,865)	(22,290)
Sales or maturities of marketable securities	37,823	14,420	15,535

Net cash (used in) provided by investing activities	(53,954)	(31,361)	35,704

Cash flows from financing activities
Principal payments on capital leases and other debt	(18,086)	(108,840)	(122,032)
Proceeds from capital leases and other debt	—	100,000	25,000
Repurchase of convertible notes	—	—	(145,515)
Repurchase of common stock	—	(250,151)	—
Proceeds from issuance of common stock	10,520	9,160	11,206
Tax payments related to shares withheld for vested restricted stock units	(1,764)	—	—
Proceeds from financing related to sale of manufacturing facilities	—	42,951	—

Net cash used in financing activities	(9,330)	(206,880)	(231,341)

Effect of exchange rate changes on cash and cash equivalents	(13,005)	6,014	9,309

Net increase (decrease) in cash and cash equivalents	34,796	(36,350)	110,157

Cash and cash equivalents at beginning of the year	374,130	410,480	300,323

Cash and cash equivalents at end of year	$408,926	$374,130	$410,480

Supplemental cash flow disclosures:
Interest paid	$9,137	$8,176	$14,080
Income taxes paid, net	3,939	15,219	15,077
Supplemental non-cash investing and financing activities disclosures:
(Decreases) increases in accounts payable related to fixed asset purchases	(6,611)	(9,544)	5,616
(Decreases) increases in liabilities related to intangible assets purchases	(930)	17,778	—
Fixed assets acquired under capital leases	—	—	3,925

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE (LOSS) INCOME

					Accumulated
	Common Stock		Additional	Unearned	Other
		Par	Paid-In	Stock-Based	Comprehensive	Accumulated
	Shares	Value	Capital	Compensation	Income	Deficit	Total
	(In thousands)

Balances, December 31, 2005	483,366	$483	$1,400,261	$(2,942)	$126,055	$(586,486)	$937,371
Comprehensive loss:
Net income	—	—	—	—	—	14,650	14,650
Actuarial gain related to defined benefit pension plans	—	—	—	—	561	—	561
Unrealized gains on investments, net of tax	—	—	—	—	1,315	—	1,315
Foreign currency translation adjustments	—	—	—	—	80,631	—	80,631
Foreign currency translation gains credited to asset impairment charges	—	—	—	—	(97,725)	—	(97,725)

Total comprehensive loss							(568)
Cumulative effect adjustment on adoption of SFAS No. 158, net of income taxes	—	—	—	—	(3,600)	—	(3,600)
Stock-based compensation expense	—	—	9,485	—	—	—	9,485
Exercise of stock options	3,406	4	7,382	—	—	—	7,386
Issuance of common stock under employee stock purchase plan	2,072	2	3,818	—	—	—	3,820
Elimination of unearned stock-based compensation upon adoption of SFAS No. 123R	—	—	(2,942)	2,942	—	—	—

Balances, December 31, 2006	488,844	489	1,418,004	—	107,237	(571,836)	953,894
Comprehensive income:
Net income	—	—	—	—	—	47,885	47,885
Actuarial gain related to defined benefit pension plans	—	—	—	—	6,861	—	6,861
Unrealized gains on investments, net of tax	—	—	—	—	681	—	681
Foreign currency translation adjustments	—	—	—	—	38,361	—	38,361

Total comprehensive income							93,788
Stock-based compensation expense	—	—	16,788	—	—	—	16,788
Exercise of stock options	3,604	4	9,156	—	—	—	9,160
Vested restricted stock units	312	—	—	—	—	—	—
Repurchase of common stock	(48,923)	(49)	(250,102)	—	—	—	(250,151)

Balances, December 31, 2007	443,837	$444	$1,193,846	$—	$153,140	$(523,951)	$823,479
Comprehensive loss:
Net loss	—	—	—	—	—	(27,209)	(27,209)
Actuarial gain related to defined benefit pension plans	—	—	—	—	4,079	—	4,079
Pension adjustment for sale of Heilbronn manufacturing operations (see Note 16)					(2,970)		(2,970)
Unrealized losses on investments, net of tax	—	—	—	—	(1,231)	—	(1,231)
Foreign currency translation adjustments	—	—	—	—	(39,019)	—	(39,019)

Total comprehensive loss							(66,350)
Stock-based compensation expense	—	—	35,793	—	—		35,793
Issuance of common stock for the acquisition of Quantum Research Group	126	—	405	—	—	—	405
Exercise of stock options	1,376	1	3,187	—	—		3,188
Issuance of common stock under employee stock purchase plan	2,431	3	7,329	—	—	—	7,332
Vested restricted stock units	1,558	1	—	—	—	—	1
Shares withheld for employee taxes related to vested restricted stock units	(456)	—	(1,764)	—	—	—	(1,764)

Balances, December 31, 2008	448,872	$449	$1,238,796	$—	$113,999	$(551,160)	$802,084

The accompanying notes are an integral part of these Consolidated Financial Statements

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

Reclassifications

Certain prior-year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current presentation. These reclassifications did not affect the prior periods’ stockholders’ equity, net (loss) income or net cash provided by operating activities.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include provision for excess and obsolete inventory, sales return reserves, stock-based compensation expense, allowances for doubtful accounts receivable, warranty reserves, estimates for useful lives associated with long-lived assets, charges for grant repayments, asset impairments charges (recovery), recoverability of goodwill and intangible assets, restructuring charges, certain accrued liabilities and income taxes and tax valuation allowances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

For certain of Atmel’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current assets and current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Investments in debt securities are carried at fair value based on quoted market prices. The fair value of the Company’s debt approximates book value as of December 31, 2008 and 2007 due to their relatively short term nature as well as the variable interest rates on these debt obligations. The estimated fair value has been determined by the Company using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that Atmel could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

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

Investments

All of the Company’s investments in debt and equity securities in publicly-traded companies are classified as available-for-sale, including auction-rate securities for which the Company has received an offer from UBS Financial Services Inc. (“UBS”) to purchase the Company’s eligible auction-rate securities at par value at any time during a two year time period from June 30, 2010 to July 2, 2012. Available-for-sale securities with maturities greater than twelve months are classified as short-term when they represent investments of cash that are intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrealized gains (losses), net of related tax, included as a component of accumulated other comprehensive income.

The Company’s marketable securities include corporate equity securities, U.S. and foreign corporate debt securities, guaranteed variable annuities and auction-rate securities. The Company monitors its investments for impairment periodically and recognizes an impairment charge when the decline in the fair value of these investments is judged to be other-than temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, and its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company’s investments include certain highly-rated auction rate securities, totaling $8,795 at December 31, 2008, which are structured with short-term interest rate reset dates of either 7 or 28 days, and contractual maturities that can be in excess of ten years. The Company evaluates its portfolio by continuing to monitor the credit rating, interest yields of these auction-rate securities and status of reset at each auction date.

Accounts Receivable

An allowance for doubtful accounts is calculated based on the aging of Atmel’s accounts receivable, historical experience, and management judgment. Atmel writes off accounts receivable against the allowance when Atmel determines a balance is uncollectible and no longer actively pursues collection of the receivable. In the three months ended December 31, 2008, the Company recorded a bad debt charge of $11,717 related to an Asian distributor whose business was impacted following their addition to the U.S. Department of Commerce Entity List, which prohibits the Company from shipping products to the distributor.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis for raw materials and purchased parts; and an average-cost basis for work in progress and finished goods) or market. Market is based on estimated net realizable value. The Company establishes provisions for lower of cost or market and excess and obsolescence write downs. The determination of obsolete or excess inventory requires an estimation of the future demand for the Company’s products and these provisions are recorded when the inventory on hand exceeds management’s estimate of future demand for each product. Once the inventory is written down, a new cost basis is established; however, for tracking purposes, the write-down is recorded as a reserve on the consolidated balance sheets. These inventory reserves are not relieved until the related inventory has been sold or scrapped.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the following estimated useful lives:

Building and improvements	10 to 20 years
Machinery, equipment and software	2 to 5 years
Furniture and fixtures	5 years

Maintenance, repairs and minor upgrades are expensed as incurred.

Investments in Privately-Held Companies

Investments in privately-held companies are accounted for at historical cost or, if Atmel has significant influence over the investee, using the equity method of accounting. Atmel’s proportionate share of income or losses from investments accounted for under the equity method, and any gain or loss on disposal, are recorded in interest and other (expenses) income, net. Investments in privately held companies are included in other assets on the Company’s consolidated balance sheets.

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

For sales to certain distributors (primarily based in the U.S. and from the third quarter of 2008, Europe) with agreements allowing for price protection and product returns, the Company recognizes revenue at the time the distributor sells the product to its end customer. Revenue is not recognized upon shipment since, due to price protection rights, the sales price is not substantially fixed or determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is recognized when the distributor sells the product to an end-user, at which time the sales price becomes fixed. At the time of shipment to these distributors, the Company records a trade receivable for the selling price as there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and records the gross margin in deferred income on shipments to distributors on the consolidated balance sheets. This balance represents the gross margin on the sale to the distributor; however, the amount of gross margin recognized by the Company in future periods could be less than the deferred margin as a result of price protection concessions related to market pricing conditions which are not estimable at the time of shipment. The Company does not reduce deferred margin by estimated price protection; instead, such price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. Sales to certain other primarily non-U.S. based distributors (primarily based in Asia) carry either no or very limited rights of return. The Company has historically been able to estimate returns and other credits from these distributors and accordingly has historically recognized revenue from sales to these distributors upon shipment, with a related allowance for potential returns established at the time of sale.

Effective July 1, 2008, the Company entered into revised agreements with certain European distributors that allow additional rights, including future price concessions at the time of resale, price protection, and the right to return products upon termination of the distribution agreement. As a result of uncertainties over finalization of pricing for shipments to these distributors, revenues and related costs will be deferred until the products are sold by the distributors to their end customers. The Company consider that the sale prices are not “fixed or determinable” at the time of shipment to these distributors.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Royalty Expense Recognition

The Company has entered into a number of technology license agreements with unrelated third parties. Generally, the agreements require a one-time or annual license fee. In addition, the Company may be required to pay a royalty on sales of certain products that are derived under these licensing arrangements. The royalty expense is accrued in cost of revenues the period in which the revenues incorporating the technology are recognized, and is included in accrued and other liabilities on the consolidated balance sheets.

Grant Recognition

Subsidy grants from government organizations are recorded as a reduction of expenses over the period the related obligations are fulfilled. Recognition of future subsidy benefits depend on either the Company’s achievement of certain technical milestones or the achievement of certain capital investment spending and employment goals. The Company recognized the following amount of subsidy grant benefits as a reduction of either cost of revenues or research and development expenses, depending on the nature of the grant:

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)

Cost of revenues	$1,688	$1,685	$9,654
Research and development expenses	21,603	18,038	14,573

Total	$23,291	$19,723	$24,227

The Company receives economic incentive grants and allowances from European governments targeted at increasing employment at specific locations. The subsidy grant agreements typically contain economic incentive and other covenants that must be met to receive and retain grant benefits. Noncompliance with the conditions of the grants could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. In addition, the Company may need to record charges to reverse grant benefits recorded in prior periods as a result of changes to its plans for headcount, project spending, or capital investment at any of these specific locations. If the Company is unable to comply with any of the covenants in the grant agreements, its results of operations and financial position could be materially adversely affected. Refer to Note 15 for further discussion.

Advertising Costs

Atmel expenses all advertising costs as incurred. Advertising costs were not significant in the years ended December 31, 2008, 2007, or 2006.

Foreign Currency Translation

Most of Atmel’s major international subsidiaries use their local currencies as their respective functional currencies. Financial statements of these foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period. The effect of translating the accounts of these foreign subsidiaries into U.S. dollars has been included in the consolidated statements of stockholders’ equity and comprehensive (loss) income as a cumulative foreign currency translation adjustment. Gains and losses from remeasurement of assets and liabilities denominated in currencies other than the respective functional currencies are included in the consolidated statements of operations. Losses due to foreign currency remeasurement included in interest and other (expenses) income, net for the years ended December 31, 2008, 2007 and 2006 were $4,939, $389 and $9,364, respectively.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

Upon adoption of Statement of Financial Accounting Standards 123R (“SFAS 123R”), the Company reassessed its equity compensation valuation method and related assumptions. The Company’s determination of the fair value of share-based payment awards on the date of grant utilizes an option-pricing model, and is impacted by its common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors (expected period between stock option vesting date and stock option exercise date). For performance-based restricted stock units, the Company is required to assess the probability of achieving certain financial objectives at the end of each reporting period. Based on the assessment of this probability, the Company records stock-based compensation expense. The fair value of a restricted stock unit is equivalent to the market price of the Company’s common stock on the measurement date.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 included a combination of payment awards granted prior to January 1, 2006 and payment awards granted subsequent to January 1, 2006. For stock-based payment awards granted prior to January 1, 2006, the Company attributes the value of stock-based compensation, determined under SFAS No. 123R, to expense using the accelerated multiple-option approach. Compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the years ended December 31, 2008, 2007 and 2006 includes the impact of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock options granted in periods prior to 2006 were measured based on SFAS No. 123 requirements, whereas stock options granted subsequent to January 1, 2006 were measured based on SFAS No. 123R requirements. See Note 8 for further discussion of the Company’s stock-based compensation arrangements.

Valuation of Goodwill and Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment under SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”). Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. If the total future cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable.

Certain Risks and Concentrations

Atmel sells its products primarily to OEMs and distributors in North America, Europe and Asia, generally without requiring any collateral. Atmel performs ongoing credit evaluations and maintains adequate allowances for potential credit losses. No single customer represented more than ten percent of accounts receivable as of December 31, 2008 and 2007, or net revenues for the years ended December 31, 2008, 2007 and 2006.

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing process technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. As a result, Atmel may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors. Atmel believes that its existing cash, cash equivalents and investments together with cash flow from operations, equipment lease financing and other short term borrowing, will be sufficient to support its liquidity and capital investment activities for the next twelve months.

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

Long-Lived Assets

Atmel periodically evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144. Factors which could trigger an impairment review include the following: (i) significant negative industry or economic trends, (ii) exiting an activity in conjunction with a restructuring of operations, (iii) current, historical or projected losses that demonstrated continuing losses associated with an asset, (iv) significant decline in the Company’s market capitalization for an extended period of time relative to net book value, (v) recent changes in the Company’s manufacturing model, and (vi) management’s assessment of future manufacturing capacity requirements. When the Company determines that there is an indicator that the carrying value of long-lived assets may not be recoverable, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future undiscounted pre-tax cash flows of the related operations. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, and the fair values of certain assets based on appraisals and industry trends. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. The evaluation is performed at the lowest levels for which there are identifiable, independent cash flows. See Note 14 for further discussion of Atmel’s long-lived assets.

Costs that the Company incurs to acquire completed product and process technology are capitalized and amortized on a straight-line basis over two to five years. Capitalized product and process technology costs are amortized over the shorter of the estimated useful life of the technology or the term of the technology agreement.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net (Loss) Income Per Share

Atmel accounts for net (loss) income per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Basic net (loss) income per share is computed by using the weighted-average number of common shares that were outstanding during the period. Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, upon vesting of restricted stock units and contingently issuable shares for all periods, assumed issuance of shares under employee stock purchase plan and convertible securities for all periods. No dilutive potential common shares were included in the computation of any diluted per share amount when a loss from continuing operations was reported by the Company. Income or loss from continuing operations is the “control number” in determining whether potential common shares are dilutive or anti-dilutive.

Product Warranties

The Company warrants finished goods against defects in material and workmanship under normal use and service typically for periods of 90 days to two years. A liability for estimated future costs under product warranties is recorded when products are shipped.

Research and Development

Costs incurred in the research and development of Atmel’s products are expensed as incurred. Research and development expenses were $260,310, $272,041 and $289,108 in the years ended December 31, 2008, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurements”, for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of FSP No. 157-2 on its financial position and results of operations.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 was effective upon its issuance, including prior periods for which financial statements have not been issued. FSP No. 157-3 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on its consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 142-3 on its consolidated results of operations and financial condition.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted SFAS No. 159 (See Note 4 for further discussion).

Note 2	BALANCE SHEET DETAIL

Inventories are comprised of the following:

	December 31,	December 31,
	2008	2007
	(In thousands)

Raw materials and purchased parts	$14,959	$22,996
Work-in-progress	206,126	249,863
Finished goods	102,931	84,442

	$324,016	$357,301

Prepaids and other current assets consist of the following:

	December 31,	December 31,
	2008	2007
	(In thousands)

Value-added tax receivable	$22,190	$35,667
Deferred income tax assets	12,658	5,726
Grants receivable	5,645	5,463
Income tax receivable	7,735	3,593
Prepaid income taxes	4,759	7,274
Other	24,555	31,058

	$77,542	$88,781

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other assets consist of the following:

	December 31,	December 31,
	2008	2007
	(In thousands)

Investments in privately-held companies	$8,282	$7,978
Deferred income tax assets, net of current portion	3,921	5,006
Long-term investments (including auction-rate securities)	12,871	—
Other	10,453	5,433

	$35,527	$18,417

Accrued and other liabilities consist of the following:

	December 31,	December 31,
	2008	2007
	(In thousands)

Advance payments from customer	$10,000	$10,120
Income taxes payable	4,689	10,788
Deferred income tax liability, current portion	2,731	2,783
Accrued salaries and benefits	77,014	91,972
Deferred grants	8,066	12,968
Grants to be repaid(1)	13,303	10,793
Warranty accruals and accrued returns, royalties and licenses	15,248	21,573
Accrued restructuring	23,058	15,675
Acquisition-related payable (See Note 3)	14,072	—
Financing liability related to sale of manufacturing facilities	—	44,137
Other	38,836	46,178

	$207,017	$266,987

(1)	The balance at December 31, 2007 excluded $39,519 of grants repaid in the year ended December 31, 2008, which was included in accounts payable at December 31, 2007.

Other long-term liabilities consist of the following:

	December 31,	December 31,
	2008	2007
	(In thousands)

Advance payments from customer	$44,668	$54,668
Income taxes payable	104,996	98,269
Accrued pension liability	26,043	50,915
Long-term technology license payable	13,850	16,107
Deferred income tax liability, non-current portion	11,630	4,891
Other	17,421	12,994

	$218,608	$237,844

Advance payments from customer relate to a supply agreement that the Company entered into with a specific customer in 2000. The supply agreement calls for the Company to make available to the customer a minimum quantity of products. Minimum repayments are required each year on these agreements, with additional payments to be made if the customer exceeds certain purchasing levels. As of December 31, 2008, the Company had

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining $54,668 in customer advances received, of which $10,000 is recorded in accrued and other liabilities and $44,668 in other long-term liabilities. Minimum payments required to be made annually are the greater of 15% of the value of product shipped to the customer or $10,000, until such time that the advances have been fully repaid. The Company repaid $10,000 in each of the three years ended December 31, 2008 under these agreements.

Also included in other long-term liabilities is a note payable to an entity in which the Company has an equity investment. The total outstanding amount due was $9,286, of which $6,784 is included in other long-term liabilities, and $2,502 is included in accounts payable at December 31, 2008 and $9,342, of which $7,086 is included in other long-term liabilities and $2,256 is included in accounts payable at December 31, 2007. In addition, the Company paid $26,600, $24,816 and $23,094 to this company in the years ended December 31, 2008, 2007 and 2006, respectively, relating to a cost sharing arrangement for facility services at its Heilbronn, Germany facility.

Note 3	BUSINESS COMBINATION

On March 6, 2008, the Company completed its acquisition of Quantum Research Group Ltd. (“Quantum”), a supplier of capacitive sensing IP solutions. The Company acquired all outstanding shares as of the acquisition date and Quantum became a wholly-owned subsidiary of Atmel.

The total purchase price of the acquisition was as follows:

(In thousands)

Cash	$88,106
Fair value of common stock issued	405
Direct transaction costs	7,345

Original purchase price	95,856
Adjustments for contingent consideration subsequently earned	8,684

Total estimated purchase price	$104,540

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

The Company agreed to make certain payments to certain former stockholders of Quantum, contingent on achieving specified financial objectives in 2008. The Company paid $5,322 and $3,362 during the period from the closing date of the acquisition through December 31, 2008 and from January 1, 2009 through January 31, 2009, respectively, for the achievement of certain financial objectives through December 31, 2008, which was recorded as additional goodwill as of December 31, 2008. No further amounts will be paid under this arrangement.

In the year ended December 31, 2008, the Company paid $98,585 in cash for the acquisition of Quantum, consisting of the purchase price of $104,540, less fair value of common stock issued of $405, cash acquired of $2,188 and a payment of $3,362 related to the contingent payments described above which was not made until the first quarter of 2009.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price was allocated as follows as of the closing date of the acquisition:

March 6,
2008
(In thousands)

Goodwill	$59,215
Other intangible assets	31,002
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	2,188
Accounts receivable	3,070
Inventory	966
Prepaids and other current assets	149
Fixed assets	455
Trade accounts payable	(1,013)
Accrued liabilities	(1,223)
In-process research and development	1,047

$95,856

The movement of the goodwill balance since the date of the acquisition of Quantum was as follows:

		Additional	Cumulative
	March 6,	Consideration	Translation	December 31,
	2008	Earned	Adjustments	2008
		(In thousands)

Goodwill	$59,215	$8,684	$(16,889)	$51,010

The goodwill amount is not subject to amortization and is included in the Company’s Microcontroller segment. It is tested for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142.

The Company performed its annual goodwill impairment analysis in the fourth quarter of 2008. Based on its 2008 impairment assessment, the Company concluded that the fair value of its reporting unit exceeded its carrying value as of December 31, 2008.

The movement in the gross amount of the other intangible assets since the date of the acquisition of Quantum was as follows:

		Cumulative
	March 6,	Translation	December 31,
	2008	Adjustments	2008
	(In thousands)

Other intangible assets:
Customer relationships	$21,482	$(5,694)	$15,788
Developed technology	6,880	(1,816)	5,064
Tradename	1,180	(311)	869
Non-compete agreement	990	(261)	729
Backlog	470	(124)	346

	$31,002	$(8,206)	$22,796

The Company has estimated the fair value of other intangible assets using the income approach and these identifiable intangible assets are subject to amortization. The following table sets forth the components of the

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identifiable intangible assets subject to amortization as of December 31, 2008, which are being amortized on a straight-line basis:

			Cumulative
			Translation
			Adjustments on
		Accumulated	Accumulated		Estimated
	Gross Value	Amortization	Amortization	Net Value	Useful Life
		(In thousands, except for years)

Customer relationships	$15,788	$(3,382)	$750	$13,156	5 years
Developed technology	5,064	(1,085)	241	4,220	5 years
Tradename	869	(311)	69	627	3 years
Non-compete agreement	729	(156)	35	608	5 years
Backlog	346	(465)	119	—	< 1 year

	$22,796	$(5,399)	$1,214	$18,611

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

The Company recorded the following acquisition-related charges in the consolidated statements of operations in the year ended December 31, 2008:

December 31, 2008
(In thousands)

Amortization of intangible assets	$5,556
In-process research and development	1,047
Compensation-related expense — cash	10,710
Compensation-related expense — stock	6,301

$23,614

The Company recorded amortization of intangible assets of $5,556 associated with customer relationships, developed technology, tradename, non-compete agreements and backlog in the year ended December 31, 2008.

In the three months ended March 31, 2008, the Company recorded a charge of $1,047 associated with acquired in-process research and development (“IPR&D”), in connection with the acquisition of Quantum. No charges were recorded in the years ended December 31, 2007 and 2006. The Company’s methodology for allocating the purchase price to IPR&D involves established valuation techniques utilized in the high-technology industry. Each project in process was analyzed by discounted forecasted cash flows directly related to the products expected to result from the subject research and development, net of returns in contributory assets including working capital, fixed assets, customer relationships, trade name, and assembled workforce. IPR&D was expensed upon acquisition because technological feasibility has not been established and no future alternative uses existed. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value. A discount rate of 33% is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates recorded. The discount rates used in the present value calculations are

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

typically derived from a weighted-average cost of capital analysis. These estimates did not account for any potential synergies realizable as a result of the acquisition and were in line with industry averages and growth estimates.

The Company also agreed to compensate former key executives of Quantum, contingent upon continuing employment determined at various dates over a three year period. The Company has agreed to pay up to $15,049 in cash and issue 5,319 shares of the Company’s common stock valued at $17,285, based on the Company’s closing stock price on March 4, 2008. These amounts are being accrued over the employment period on an accelerated basis. As a result, in the year ended December 31, 2008, the Company recorded compensation-related expenses of $10,710 in cash and $6,301 in shares as disclosed in the table above.

Pro Forma Results

Pro forma consolidated statements of operations have not been presented because Quantum’s historical financial results were not material to the Company’s consolidated statements of operations for the period from January 1, 2006 through March 6, 2008.

Note 4	INVESTMENTS

Investments at December 31, 2008 and 2007 are primarily comprised of corporate equity securities, U.S. and foreign corporate debt securities, guaranteed variable annuities and auction-rate securities.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders’ equity on the Company’s consolidated balance sheets as a component of accumulated other comprehensive income. Gross realized gains or losses are recorded based on the specific identification method. During 2008, 2007 and 2006, the Company’s gross realized gains or losses on short-term investments were not material. The Company’s investments are further detailed in the table below:

	December 31, 2008			December 31, 2007
	Adjusted Cost	Fair Value		Adjusted Cost	Fair Value
		(In thousands)

Corporate equity securities	$87	$165		$87	$1,542
Auction-rate securities	8,795	8,795	*	29,075	29,075
Corporate debt securities and other obligations	34,089	35,618		23,817	25,200

	$42,971	$44,578		$52,979	$55,817

Unrealized gains	1,721			2,900
Unrealized losses	(114)			(62)

Net unrealized gains	1,607			2,838

Fair value	$44,578			$55,817

Amount included in short-term investments		$31,707			$55,817
Amount included in other assets		12,871			—

		$44,578			$55,817

In the year ended December 31, 2008, the Company recorded an impairment charge of $530 on auction-rate securities. The Company believes this loss to be other than temporary due to the Company’s inability to liquidate these securities at par value in the foreseeable future. In the year ended December 31, 2008, auctions for the Company’s auction-rate securities have failed and as a result these securities have become illiquid. The Company concluded that $8,795 (book value) of these securities are unlikely to be liquidated within the next twelve months and classified these securities as long-term investments, which is included in other assets on the consolidated balance sheets.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2008, the Company accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase the Company’s eligible auction-rate securities of $6,575 at par value (the “Put Option”) at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, the Company expects to sell the securities to UBS at par value on June 30, 2010. The Company elected to measure the Put Option under the fair value option of SFAS No. 159 and recorded income of approximately $431 and recorded a corresponding long-term investment, which is included within the auction-rate securities balance for presentation purposes. Simultaneously, the Company made a one-time election to transfer the auction-rate securities from available-for-sale to trading securities. As a result of accepting the offer and reclassifying the auction-rate securities from available-for-sale to trading securities, the Company recognized an other-than-temporary impairment loss of approximately $431, reflecting a reversal of the related unrealized loss that was previously recorded in other comprehensive loss. The recording of the fair value of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no impact to the consolidated statement of operations for the year ended December 31, 2008.

Contractual maturities (at book value) of available-for-sale debt securities as of December 31, 2008, were as follows:

(In thousands)

Due within one year	$23,820
Due in 1-5 years	10,269
Due in 5-10 years	—
Due after 10 years	2,220

Total	$36,309

*	Includes the fair value of the Put Option of $323, related to the offer from UBS to purchase auction-rate securities of $6,575.

Atmel has classified all investments with maturity dates of 90 days or more as short-term since it has the ability to redeem them within the year.

Note 5	FIXED ASSETS

	December 31,	December 31,
	2008	2007
	(In thousands)

Land	$27,475	$38,568
Buildings and improvements	604,608	681,581
Machinery and equipment	1,371,793	1,799,765
Furniture and fixtures	159,146	164,005
Construction-in-progress	1,682	2,767

	$2,164,704	$2,686,686
Less: Accumulated depreciation and amortization	(1,781,597)	(2,107,120)

	$383,107	$579,566

Depreciation expense on fixed assets for the years ended December 31 2008, 2007 and 2006, was $124,883, $124,064 and $215,487, respectively. Fixed assets include building and improvements, and machinery and equipment acquired under capital leases of $76,087 and $147,543 at December 31, 2008 and 2007, respectively, with accumulated depreciation of $42,930 and $84,737, respectively.

The Company assesses the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. The Company measures the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. In the year ended December 31, 2008, the Company recorded an impairment charge of $7,969 for the sale of its Heilbronn, Germany manufacturing facility, calculated as the difference between

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the estimated fair value of approximately $6,773, less selling costs related to legal, commissions and other direct incremental costs of $4,944, compared to a carrying value of approximately $9,798. In the fourth quarter of 2006, management performed an assessment of market values for the North Tyneside, United Kingdom, and Irving, Texas, fabrication facilities compared to then current carrying values, and, as a result, recorded impairment charges of $72,277 and $10,305, respectively. See Note 16 for further discussion.

In the year ended December 31, 2006, depreciation and amortization expense classified within income from discontinued operations totaled $3,060.

Note 6	INTANGIBLE ASSETS, NET

Intangible assets, net consisted of technology licenses and acquisition-related intangible assets as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

Core/licensed technology	$84,718	$102,906
Accumulated amortization	(69,208)	(83,354)

Total technology licenses	15,510	19,552

Acquisition-related intangible assets	22,796	—
Accumulated amortization	(4,185)	—

Total acquisition-related intangible assets	18,611	—

Total intangible assets, net	$34,121	$19,552

Amortization expense for technology licenses in the years ended December 31, 2008, 2007 and 2006 totaled $4,357, $4,709 and $6,459, respectively. Amortization expense for acquisition-related intangible assets of $5,556 in the year ended December 31, 2008. There were no amortization expense for acquisition-related intangible assets in the years ended December 31, 2007 and 2006.

The following table presents the estimated future amortization of the technology licenses and acquisition-related intangible assets:

	Technology	Acquisition-Related
Years Ending December 31:	Licenses	Intangible Assets	Total
	(In thousands)

2009	$4,277	$4,606	$8,883
2010	3,952	4,606	8,558
2011	3,254	4,364	7,618
2012	3,221	4,316	7,537
2013	806	719	1,525

Total future amortization	$15,510	$18,611	$34,121

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7	BORROWING ARRANGEMENTS

Information with respect to Atmel’s debt and capital lease obligations as of December 31, 2008 and 2007 is shown in the following table:

	December 31,	December 31,
	2008	2007
	(In thousands)

Various interest-bearing notes and term loans	$2,835	$6,221
Bank lines of credit	125,000	125,000
Capital lease obligations	17,206	31,658

Total	$145,041	$162,879
Less: current portion of long-term debt and capital lease obligations	(131,132)	(142,471)

Long-term debt and capital lease obligations due after one year	$13,909	$20,408

Maturities of long-term debt and capital lease obligations are as follows:

Years Ending December 31:
(In thousands)

2009	$132,833
2010	5,815
2011	4,789
2012	1,124
2013	—
Thereafter	2,835

147,396
Less: amount representing interest	(2,355)

Total	$145,041

On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165,000 with certain European lenders. This facility is secured by the Company’s non-U.S. trade receivables. At December 31, 2008, the amount available under this facility was $104,467 based on eligible non-U.S. trade receivables, of which $100,000 was outstanding. Borrowings under the facility bear interest at LIBOR plus 2% per annum (approximately 3.10% based on the two month LIBOR at December 31, 2008), while the undrawn portion is subject to a commitment fee of 0.375% per annum. The outstanding balance is subject to repayment in full on the last day of its interest period (every two months). The terms of the facility subject the Company to certain financial and other covenants and cross-default provisions. The Company was in compliance with these covenants as of December 31, 2008. Commitment fees and amortization of up-front fees paid related to the facility in the years ended December 31, 2008, 2007 and 2006 totaled $1,183, $1,392 and $1,073, respectively, and are included in interest and other (expense) income, net, in the consolidated statements of operations. The outstanding balance under this facility is classified as bank lines of credit in the summary debt table above. As of January 31, 2009, the Company’s eligible non-U.S. trade receivables under this facility declined to approximately $77,000 which may require the Company to either repay a portion of the loan or utilize cash in a restricted account as additional collateral.

In December 2004, the Company established a $25,000 revolving line of credit with a domestic bank, which has been extended until September 2009. The interest rate on the revolving line of credit is either lower of the domestic bank’s prime rate (approximately 3.25% at December 31, 2008) or LIBOR plus 2% (approximately 2.44% based on the one month LIBOR at December 31, 2008). In September 2005, the Company obtained a $15,000 term loan from the same bank, which matured at September 30, 2008. The revolving line of credit is secured by the Company’s U.S. trade receivables and requires the Company to meet certain financial ratios and to comply with other covenants on a periodic basis. The Company was in compliance with these covenants as of December 31, 2008, at which date, the full $25,000 of the revolving line of credit was outstanding and is classified as bank lines of

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit in the summary debt table. In February 2009, the Company repaid $3,500 under this line of credit as its eligible U.S. trade receivables declined to approximately $21,500.

In February 2005, the Company entered into an equipment financing arrangement in the amount of Euro 40,685 ($54,005) which is repayable in quarterly installments over three years. The stated interest rate is EURIBOR plus 2.25%. This equipment financing was collateralized by the financed assets. The outstanding balance as of December 31, 2007 of $5,250 was classified as capital lease obligations in the summary debt table and was repaid in the quarter ended March 31, 2008.

Of the Company’s remaining outstanding debt obligations of $20,041 as of December 31, 2008, $17,206 are classified as capital leases and $2,835 as interest bearing notes in the summary debt table.

Included within the Company’s outstanding debt obligations are $139,631 of variable-rate debt obligations where the interest rates are based on either the Prime Rate, LIBOR index plus 2.0% or the short-term EURIBOR index plus a spread ranging from 0.9% to 2.25%. Approximately $125,000 of the Company’s total debt obligations at December 31, 2008 have cross default provisions.

Note 8	STOCK-BASED COMPENSATION

Option and Employee Stock Purchase Plans

The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of December 31, 2008, 114,000 shares were authorized for issuance under the 2005 Stock Plan, and 30,186 shares of common stock remained available for grant. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available	Number of	Price	Exercise Price
	for Grant	Options	per Share	per Share
	(In thousands, except per share data)

Balances, December 31, 2005	17,865	30,226	$1.00-$24.44	$5.44
Options granted	(9,559)	9,559	$3.68-$6.28	5.65
Options cancelled/expired/forfeited	4,994	(5,059)	$1.00-$24.44	5.87
Options exercised	—	(3,406)	$1.68-$5.13	2.17

Balances, December 31, 2006	13,300	31,320	$1.68-$24.44	$5.79
Restricted stock units issued	(4,130)	—	—	—
Options granted	(7,195)	7,195	$4.35-$6.05	4.99
Options cancelled/expired/forfeited	4,129	(4,129)	$1.68-$24.44	7.24
Options exercised	—	(3,604)	$1.68-$5.75	2.54

Balances, December 31, 2007	6,104	30,782	$1.68-$24.44	$5.81

Authorized additional shares available for grant	58,000	—	—	—
Restricted stock units issued	(8,098)	—	—	—
Performance-based restricted stock units issued	(9,914)	—	—	—
Adjustment for restricted stock units issued	(14,049)	—	—	—
Options granted	(5,150)	5,150	$3.24-$4.37	3.70
Options cancelled/expired/forfeited	3,293	(3,293)	$1.98-$24.44	6.52
Options exercised	—	(1,376)	$1.68-$4.19	2.32

Balances, December 31, 2008	30,186	31,263	$1.68-$24.44	$5.54

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock units are granted from the pool of options available for grant. On May 14, 2008, the Company’s stockholders approved an amendment to its 2005 Stock Plan whereby every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), and stock purchase rights issued on or after May 14, 2008 will be counted against the numerical limit for options available for grant as 1.78 shares in the table above. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements are forfeited or repurchased by the Company and would otherwise return to the 2005 Stock Plan, 1.78 times the number of shares will return to the plan and will again become available for issuance. The Company issued 18,012 restricted stock units from May 14, 2008 to December 31, 2008, resulting in a reduction of 32,061 shares available for grant under the 2005 Stock Plan.

Restricted Stock Units

Activity related to restricted stock units is set forth below:

		Weighted-Average
	Number of	Fair Value
	Shares	Per Share
	(In thousands, except
	per share data)

Restricted stock units issued	4,280	$5.28
Restricted stock units vested	(312)	4.72

Balance, December 31, 2007	3,968	5.32
Restricted stock units issued	8,098	4.27
Performance-based restricted stock units issued	9,914	3.94
Restricted stock units vested	(1,558)	4.12

Balance, December 31, 2008	20,422	4.33

During the year ended December 31, 2008, 1,558 restricted stock units vested, including 456 shares withheld for taxes. These vested restricted stock units had a weighted-average fair value of $4.12 on the vesting dates. As of December 31, 2008, total unearned stock-based compensation related to nonvested restricted stock units previously granted was approximately $79,894, excluding forfeitures, and is expected to be recognized over a weighted-average period of 3.1 years.

During the year ended December, 31, 2007, 312 restricted stock units vested. These vested restricted stock units had a weighted-average fair value of $4.72 on the vesting dates. As of December 31, 2007, total unearned stock-based compensation related to nonvested restricted stock units was approximately $31,035, excluding forfeitures, and is expected to be recognized over a weighted-average period of 4.0 years.

In the year ended December 31, 2008, the Company issued performance-based restricted stock units to eligible employees for a maximum of 9,914 shares of the Company’s common stock under the 2005 Stock Plan. These restricted stock units vest only if the Company achieves certain quarterly operating margin performance criteria over the performance period of July 1, 2008 to December 31, 2011. Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. The Company recognizes the stock-based compensation expense for its performance-based restricted stock units when management believes it is probable that the Company will achieve certain future quarterly operating margin performance criteria. The Company recorded stock-based compensation expense of $2,092 in the year ended December 31, 2008 in connection with these performance-based restricted stock units.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock options outstanding at December 31, 2008:

Options Outstanding					Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Term (Years)	Price	Value	Exercisable	Term (Years)	Price	Value
(In thousands, except per share prices and life data)

$1.68- 3.24	3,638	5.62	$2.48	$2,474	2,651	4.43	$2.24	$2,376
3.26- 3.32	3,670	7.80	3.30	—	1,353	6.97	3.30	—
3.41- 4.70	3,257	8.18	4.19	—	892	4.79	4.12	—
4.74- 4.89	4,509	8.26	4.79	—	1,830	8.08	4.81	—
4.92- 5.32	3,179	7.95	5.02	—	1,165	7.31	5.05	—
5.55- 5.75	4,387	6.31	5.73	—	3,081	5.40	5.74	—
5.85- 6.27	814	6.04	6.02	—	568	5.18	6.02	—
6.28- 6.28	3,254	7.96	6.28	—	1,506	7.96	6.28	—
6.47-12.13	3,196	2.70	8.60	—	3,185	2.68	8.61	—
12.47-24.44	1,359	1.38	16.79	—	1,360	1.38	16.79	—

	31,263	6.63	$5.54	$2,474	17,591	5.16	$6.23	$2,376

The number of options exercisable under Atmel’s stock option plans at December 31, 2008, 2007 and 2006 were 17,591, 15,568 and 16,238, respectively. During the years ended December 31, 2008, 2007 and 2006, the number of stock options that were forfeited, but were not available for future stock option grants due to the expiration of these shares under the 1986 Stock Plan totaled 0, 0 and 65 respectively.

During the years ended December 31, 2008, 2007 and 2006, the number of stock options that were exercised were 1,376, 3,604 and 3,406, respectively, which had an intrinsic value of $1,332, $10,488 and $8,818, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model utilizing the following weighted-average assumptions:

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Risk-free interest rate	3.00%	4.26%	4.70%
Expected life (years)	5.58	5.68	5.57
Expected volatility	55%	59%	68%
Expected dividend yield	—	—	—

The Company’s weighted average assumptions during the years ended December 31, 2008, 2007 and 2006 were determined in accordance with SFAS No. 123R and are further discussed below.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company calculates the historic volatility using a number of years equal to the expected life of the employee stock options and believes this to be representative of the Company’s expectations about its future volatility over the expected life of the option.

The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The weighted average estimated fair values of options granted in the years ended December 31, 2008, 2007 and 2006 were $1.95, $2.86 and $3.53, respectively.

Employee Stock Purchase Plan

Under the 1991 Employee Stock Purchase Plan (“ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to 10 percent of an employee’s eligible compensation. There were no purchases under the ESPP in the year ended December 31, 2007. There were no ESPP offering periods that began in the year ended December 31, 2006. There were 2,431 shares purchased under the ESPP in the year ended December 31, 2008 at an average price of $3.02. Purchases of common stock under the ESPP were 2,072 shares in 2006 at an average price of $1.84. Of the 42,000 shares authorized for issuance under this plan, 6,890 shares were available for issuance at December 31, 2008.

The fair value of each purchase under the ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. There were no ESPP offering periods that began in the year ended December 31, 2006. The following assumptions were utilized to determine the fair value of the Company’s ESPP shares:

	Years Ended
	December 31,	December 31,
	2008	2007

Risk-free interest rate	2.08%	4.09%
Expected life (years)	0.50	0.50
Expected volatility	39%	34%
Expected dividend yield	—	—

The weighted-average fair value of the rights to purchase shares under the ESPP for offering periods started in the years ended December 31, 2008 and 2007 was $0.75 and $0.95, respectively. Cash proceeds for the issuance of shares under the ESPP were $7,332, $0, and $3,820 in the years ended December 31, 2008, 2007 and 2006, respectively.

The components of the Company’s stock-based compensation expense, net of amounts capitalized in inventory, for the years ended December 31, 2008, 2007 and 2006 are summarized below:

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)

Employee stock options	$15,126	$12,844	$9,063
Employee stock purchase plan	1,721	613	302
Non-employee stock option modifications	—	—	120
Restricted stock units	12,645	3,331	—
Amounts capitalized in inventory	(356)	(136)	(367)

	$29,136	$16,652	$9,118

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation expense incurred in the years ended December 31, 2008, 2007 and 2006 as the Company believes it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock and employee stock purchases under SFAS No. 123R for the years ended December 31, 2008, 2007 and 2006, which was recorded as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)

Cost of revenues	$4,259	$1,966	$2,084
Research and development	11,746	4,601	2,102
Selling, general and administrative	13,131	10,085	4,932

Total stock-based compensation expense, before income taxes	29,136	16,652	9,118
Tax benefit	—	—	—

Total stock-based compensation expense, net of income taxes	$29,136	$16,652	$9,118

The table above excluded stock-based compensation of $6,301 in the year ended December 31, 2008 for former Quantum executives related to the acquisition, which is classified within acquisition-related charges in the consolidated statements of operations for the year ended December 31, 2008.

As of December 31, 2008, total unearned compensation expense related to nonvested stock options was approximately $32,006, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.57 years.

The impact of adopting SFAS No. 123R in the year ended December 31, 2006 (the initial year of adoption) was a reduction in net income of $8,195 and a reduction in basic and diluted net income per share of $0.02.

Effective January 1, 2006, the unamortized unearned stock-based compensation of $2,942 was eliminated against additional paid-in capital in connection with the adoption of SFAS No. 123R.

Tender Offer

In December 2007, the Company completed a tender offer to amend certain stock options that had original exercise prices per share that were less than the fair market value per share of the Company’s common stock underlying the stock option on the stock option’s grant date, as determined by the Company for financial accounting purposes. Pursuant to the terms of the tender offer, the Company accepted for amendment stock options to purchase an aggregate of 942 shares of the Company’s common stock, of which options to purchase 426 shares of the Company’s common stock were amended by delaying the ability of the option holder to exercise the stock option, and stock options to purchase 516 shares of the Company’s common stock were amended by increasing the exercise price per share to the fair market value of a share of the Company’s common stock on the stock option’s measurement date. The tender offer represents modifications to the affected stock options, as defined in SFAS No. 123R, but resulted in no incremental charges for the year ended December 31, 2007.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9	STOCKHOLDER RIGHTS PLAN

In September 1998, the Board of Directors approved a stockholder rights plan, and in October 1999, the Board of Directors approved the Amended and Restated Preferred Shares Rights Agreement, dated as of October 18, 1999 (the “Rights Agreement”), by and between the Company and EquiServe, L.P., as successor to BankBoston, N.A., under which stockholders of record on September 16, 1998 received rights (“Rights”) to purchase one-thousandth of a share of Atmel’s Series A preferred stock for each outstanding share of Atmel’s common stock. The Rights are exercisable at an exercise price of $50, subject to adjustment. The Rights will separate from the common stock and Rights certificates will be issued and the Rights will become exercisable upon the earlier of: (1) fifteen (15) days (or such later date as may be determined by a majority of the Board of Directors) following a public announcement that a person or group of affiliated associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of Atmel’s outstanding common stock, or (2) fifteen (15) business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20 percent or more of the outstanding common stock of Atmel. The Rights expire on the earlier of (1) October 15, 2009, (2) redemption or exchange of the Rights, or (3) consummation of a merger, consolidation or assets sale resulting in expiration of the Rights.

On November 10, 2008, the Company entered into an Amendment (the “Rights Agreement Amendment”), by and between the Company and American Stock Transfer & Trust Company, LLC, as successor Rights Agent (the “Rights Agent”) to EquiServe, L.P., the Rights Agreement, The Rights Agreement provides that beneficial ownership of 20 percent or more of the outstanding common stock of the Company would cause the acquiror to become an Acquiring Person, as defined in the Rights Agreement. The Rights Agreement Amendment reduced this 20 percent threshold to 10 percent for persons or groups that have made offers or proposals on or after October 1, 2008 to acquire 50 percent or more of Atmel’s stock or assets. The Rights Agreement Amendment also amended the definition of “beneficial ownership” to include derivative interests in any contract that is designed to produce economic benefits and detriments to the applicable party that correspond substantially to the ownership by such party of a number of shares of the Company’s common stock, regardless of whether obligations under such contract are settled through the delivery of cash, the Company’s common stock or other property.

Note 10	ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive (loss) income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net (loss) income and comprehensive (loss) income for Atmel arises from foreign currency translation adjustments, actuarial gains (losses) related to defined benefit pension plan and net unrealized gains (losses) on investments.

The components of accumulated other comprehensive income at December 31, 2008 and 2007, net of tax, are as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

Foreign currency translation	$110,108	$149,127
Actuarial gains related to defined benefit pension plans	2,284	1,175
Net unrealized gains on investments	1,607	2,838

Total accumulated other comprehensive income	$113,999	$153,140

The components of comprehensive (loss) income are shown in the consolidated statements of stockholders’ equity and comprehensive (loss) income.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. The Company also leases certain manufacturing equipment and software licenses under operating leases. Total rental expense, excluding amounts recorded in Discontinued Operations, for 2008, 2007 and 2006 was $24,372, $28,966 and $26,084, respectively. Rent expense included in Discontinued Operations for 2006 was $121, respectively.

The Company also enters into capital leases to finance machinery and equipment. The capital leases are collateralized by the financed assets. At December 31, 2008, no unutilized equipment lease lines were available to borrow under these arrangements.

Aggregate non-cancelable future minimum rental payments under operating and capital leases are as follows:

	Operating	Capital
Years Ending December 31:	Leases, Net	Leases
	(In thousands)

2009	$11,310	$6,859
2010	9,702	5,815
2011	6,863	4,789
2012	4,991	1,124
2013	1,966	—
Thereafter	156	—

	$34,988	18,587

Less: amount representing interest		(1,381)

Total capital lease and other long term obligations		17,206
Less: current portion		(6,132)

Capital lease and other long term obligations due after one year		$11,074

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or reimbursing legal expenses being incurred in connection with these matters by a number of its current and former directors, officers and employees.

Purchase Commitments

At December 31, 2008, the Company had certain commitments which were not included in the consolidated balance sheet at that date. These include outstanding capital purchase commitments of $647, total future operating lease commitments of $34,988, a remaining supply agreement obligation with a subsidiary of XbyBus SAS, a French Corporation, of $695, and a wafer purchase commitment with Tejas Silicon Holding Limited of approximately $115,000.

Contingencies

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

From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. On defendants’ motions, this consolidated amended complaint was dismissed with leave to amend, and a second consolidated amended complaint was filed in August 2007. Atmel and the individual defendants moved to dismiss the second consolidated amended complaint on various grounds. On February 20, 2008, a seventh stockholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California, which alleged the same causes of action that were alleged in the second consolidated amended complaint. This seventh suit was consolidated with the already-pending consolidated federal action and was served on the Company on May 5, 2008. In June 2008, the federal district court denied the Company’s motion to dismiss for failure to make a demand on the board, and granted in part and denied in part motions to dismiss filed by the individual defendants. Discovery in the case is commencing but no trial date has been set. The state derivative cases have also been consolidated. In April 2007, a consolidated derivative complaint was filed in the state court action, and the Company moved to stay it. The court granted Atmel’s motion to stay on June 14, 2007. In February 2009, the court denied a motion by the plaintiffs to lift the stay.

In January 2007, Quantum World Corporation (“Quantum World”) filed a patent infringement suit in the United States District Court, Eastern District of Texas naming Atmel as a co-defendant, along with Lenovo (United States) Inc., Lenovo Group Limited, Winbond Electronics Corporation and Winbond Electronics Corporation America (collectively “Winbond”), National Semiconductor, and IBM Corporation (“IBM”). The plaintiff claimed that the asserted patents allegedly cover a true random number generator and that the patents were infringed by the manufacture, use importation and offer for sale of certain Atmel and other products. In December 2008, the plaintiff

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settled with Atmel and IBM, and the claims against the Company were dismissed without prejudice on January 15, 2009. In December 2008, co-defendant Lenovo (United States), Inc. (“Lenovo”) filed a motion to enlarge the time allowed to amend its answer in order to add cross-claims for indemnification against the Company and Winbond Lenovo sought to allege a claim for breach of warranty against infringement under the Uniform Commercial Code, and a claim for breach of contractual and/or common law indemnification to indemnify and hold Lenovo harmless from the plaintiff’s infringement claims. Lenovo sought unspecified damages, an order requiring indemnification, an order requiring the cross-defendants to seek a license or otherwise protect, indemnify, and hold Lenovo harmless against any injunction or other equitable relief the plaintiff may seek, attorneys’ fees and costs for the infringement litigation and the cross-claim, pre-judgment interest, and other relief. The Company and Winbond opposed this motion. In February 2009, Lenovo superseded its motion to enlarge time by filing another motion for leave to amend to allow Lenovo to file a third amended answer, counterclaims against Quantum World, and cross-claims against Atmel and Winbond. The proposed cross-claims against the Company allege a purported breach of a contractual duty to defend Lenovo and a purported breach of an implied warranty under common law and the Uniform Commercial Code, and requests Lenovo’s defense costs incurred through January 15, 2009 in the underlying infringement action. The Company intends to vigorously defend against Lenovo’s allegations should the court allow Lenovo to assert them.

On September 28, 2007, Matheson Tri-Gas filed suit in Texas state court in Dallas County against the Company. Plaintiff alleges a claim for breach of contract for alleged failure to pay minimum payments under a purchase requirements contract. Matheson seeks unspecified damages, pre- and post-judgment interest, attorneys’ fees and costs. In late November 2007, the Company filed its answer denying liability. In July 2008, the Company filed an amended answer, counterclaim and cross claim seeking among other things a declaratory judgment that a termination agreement has cut off any claim by Matheson for additional payments. A trial is currently set in May 2009. The Company intends to vigorously defend this action.

Starting in mid-October, the first of three purported class actions was filed in Delaware Chancery Court against the Company and all current members of its Board of Directors arising out of the unsolicited proposal made on October 1, 2008 by Microchip Technology Inc. (“Microchip”) and ON Semiconductor (“ON”) to acquire the Company. The first two of these cases, Kuhn v. Atmel Corp., and Gebhardt v. Atmel Corp., were filed before the Atmel board had announced its decision with respect to the Microchip/ON proposal, and contain contradictory allegations regarding whether the offer should have been accepted or rejected. Both include allegations that the individual defendants have breached their fiduciary duties and request various forms of injunctive relief. In mid- November, a third case was filed in Delaware: Louisiana Municipal Employees Retirement System v. Laub. Like the other two Delaware cases, Louisiana Municipal Employees is a purported class action case, but it does not name the Company as a defendant. Louisiana Municipal Employees has only one cause of action, for breach of fiduciary duty, and asks the court to declare that the directors breached their fiduciary duty by refusing to consider the Microchip/ON offer in good faith, to invalidate any defensive measures that have been taken, and to award an unspecified amount of compensatory damages. A motion to consolidate the three Delaware cases is pending. The plaintiffs in the Louisiana Municipal Employees action have filed a motion seeking a permanent injunction, or in the alternative, a preliminary injunction, asking the court to declare that a November 10, 2008 amendment to the Company’s Amended and Restated Preferred Shares Rights Agreement is invalid, alleging that the definition of the term “Beneficial Ownership” for the number of shares required to trigger the Agreement’s rights provision is too vague. A date for a hearing has not been set, but may likely occur, if at all, after briefing on the motion, which is currently set to be completed in late March 2009. In addition, a fourth case arising out of the Microchip/ON proposal, Zucker v. Laub, was filed in California, in Santa Clara County Superior Court in mid-November 2008. Zucker is styled as both a derivative complaint brought on behalf of the Company and as a purported class action, and does not name the Company as a defendant. Zucker divides its breach of fiduciary duty claim into four separate causes of action, and asks, among other things, that the Company be required to establish a committee of “truly independent” directors to evaluate the proposed acquisitions and to repeal any defensive measures that have been taken. The

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defendants have moved to stay the Zucker action in favor of the Delaware actions. The Company intends to vigorously dispute all four of these actions.

In October 2008, a former employee commenced proceedings against Atmel Germany, GmbH, in the Regional Court Mannheim, Germany, seeking monetary damages as compensation for certain inventions allegedly used by the Company and its subsidiaries. The court has scheduled a hearing for April 2009. The Company intends to vigorously defend this action.

On October 9, 2008, the Air Pollution Control Division (“APCD”) of the State of Colorado Department of Public Health and Environment issued a Compliance Advisory notice to the Company’s Colorado Springs facility for purported visible emissions that allegedly exceeded opacity limits based on its observations on February 1, 2008 and on January 27, 1999, and which were alleged to violate the Company’s Colorado Construction Permit Number 91EP793-1 (“Permit”) and Colorado air regulations. The Compliance Advisory notice also claims that the Company failed to meet other regulatory requirements and conditions of its Permit. The APCD is seeking administrative penalties and compliance by the Company with the relevant laws and regulations and the terms of its Permit. The Company is cooperating with the government to resolve this matter.

From time to time, the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims.

Other Contingencies

In October 2008, officials of the European Union Commission (the “Commission”) conducted an inspection at the offices of one of the Company’s French subsidiaries. The Company has been informed that the Commission was seeking evidence of potential violations by Atmel or its subsidiaries of the European Union’s competition laws in connection with the Commission’s investigation of suppliers of integrated circuits for smart cards. The Company is cooperating with the Commission’s investigation and has not received any specific findings, monetary demand or judgment through the date of filing. The Company is not aware of any evidence identified as of the date of filing that would cause management to conclude that there has been a probable violation of the relevant articles of the EC Treaty or EEA Agreement resulting from the acts of any of the current or prior employees of the Company. As a result, the Company has not recorded any provision in its financial statements related to this matter.

For hardware, software or technology exported from the U.S. or otherwise subject to U.S. jurisdiction, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). Hardware, software or technology exported from other countries may also be subject to local laws and regulations governing international trade. Under these laws and regulations, we are responsible for obtaining all necessary licenses or other approvals, if required, for exports of hardware, software, technology, as well as the provision of technical assistance. We are also required to obtain export licenses, if required, prior to transferring technical data or software to foreign persons. In addition, we are required to obtain necessary export licenses prior to the export or re-export of hardware, software or technology (i) to any person, entity, organization or other party identified on the U.S. Department of Commerce Denied Persons or Entity List, the U.S. Department of Treasury’s Specially Designated Nationals or Blocked Persons List, or the Department of State’s Debarred List; or (ii) for use in nuclear, chemical/biological weapons, or rocket systems or unmanned air vehicle applications. A determination by the U.S. or local government that Atmel has failed to comply with one or more of these export control laws or trade sanctions, including failure to properly restrict an export to the persons, entities or countries set forth on the government restricted party lists, could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from participation in U.S. government contracts. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors, or other third parties.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any one or more of these sanctions or a change in law or regulations could have a material adverse effect on our business, financial condition and results of operations.

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

The income tax returns for the Company’s subsidiary in Rousset, France in the 2001 through 2005 tax years are currently under examination by the French tax authorities. The examination has resulted in a significant income tax assessment and the Company is currently pursuing administrative appeal of the assessment. While the Company believes the resolution of this matter will not have a material adverse impact on its results of operations, cash flows, or financial position, the outcome is subject to uncertainty.

In addition, the Company has tax audits in progress in various foreign jurisdictions.

While the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, cash flows or financial position, the outcome is subject to significant uncertainties. The Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the condensed consolidated statements of operations. Income taxes and related interest and penalties due for potential adjustments may result from the resolution of these examinations, and examinations of open U.S. federal, state and foreign tax years.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the product warranty liability during the years ended December 31, 2008, 2007 and 2006:

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)

Balance at beginning of period	$6,789	$4,773	$6,184
Accrual for warranties during the period, net of change in estimates	4,936	8,919	4,223
Actual costs incurred	(6,146)	(6,903)	(5,634)

Balance at end of period	$5,579	$6,789	$4,773

Product warranty liability is included in accrued and other liabilities on the consolidated balance sheets.

Guarantees

During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either its subsidiaries or by the Company. As of December 31, 2008, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements is $2,050. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.

Note 12	INCOME TAXES

The components of (loss) income from continuing operations before income taxes were as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)

U.S.	$(116,340)	$(149,491)	$(106,758)
Foreign	96,097	205,200	33,056

(Loss) income from continuing operations before income taxes	$(20,243)	$55,709	$(73,702)

The provision for (benefit from) income taxes related to continuing operations consists of the following:

		Years Ended
		December 31,	December 31,	December 31,
		2008	2007	2006
		(In thousands)

Federal	Current	$7,385	$7,042	$5,871
	Deferred	—	574	350
State	Current	36	29	28
	Deferred	—	—	—
Foreign	Current	(1,585)	(2,286)	12,929
	Deferred	1,130	2,465	5,771

Provision for income taxes		$6,966	$7,824	$24,949

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,	December 31,
	2008	2007
	(In thousands)

Deferred income tax assets:
Fixed assets	$96,018	$130,559
Intangible assets	126	8,136
Unrealized foreign exchange translation losses	17,358	26,589
Deferred income on shipments to distributors	12,315	21,184
Stock-based compensation	15,011	11,257
Accrued liabilities	26,070	32,624
Net operating losses	244,660	234,284
Research and development and other tax credits	63,349	55,932
Other	600	780

Total deferred income tax assets, net of deferred tax liabilities	475,507	521,345
Less valuation allowance	(473,289)	(518,287)

Net deferred income tax assets	$2,218	$3,058

Reported as:
Current deferred tax assets(1)	$12,658	$5,726
Current deferred tax liabilities(2)	(2,731)	(2,783)
Non-current deferred tax assets(3)	3,921	5,006
Non-current deferred tax liabilities(4)	(11,630)	(4,891)

Net deferred tax assets	$2,218	$3,058

(1)	Included within Prepaids and other current assets on the consolidated balance sheets.

(2)	Included within Accrued and other liabilities on the consolidated balance sheets.

(3)	Included within Other assets on the consolidated balance sheets.

(4)	Included within Other long-term liabilities on the consolidated balance sheets.

The Company records a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The net decrease in valuation allowance for the year ended December 31, 2008 is attributable primarily to the sale of assets to TSMC and Highbridge, the acquisition of intangible assets from Quantum, and the use of net operating losses in the U.S. and foreign jurisdictions. The ultimate realization of the deferred tax assets depends upon future taxable income during periods in which the temporary differences become deductible. With the exception of the deferred tax assets of certain non-U.S. subsidiaries, based on historical losses and projections for making future taxable income over the periods that the deferred tax assets are deductible, the Company believes that it is more likely than not that it will not realize the benefit of the deferred tax assets, and accordingly, has provided a full valuation allowance. At December 31, 2008, the valuation allowance relates primarily to deferred tax assets in the United States, United Kingdom and France.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective tax rate differs from the U.S. Federal statutory income tax rate as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

U.S. Federal statutory income tax rate	35.00%	35.00%	35.00%
Effect of foreign operations	18.58	(45.46)	15.87
Recognition of tax credits	175.23	(46.59)	5.32
Net operating loss and future deductions not currently benefited	(182.03)	40.95	(79.57)
Provision for tax settlements and withholding taxes	(77.71)	26.10	(9.38)
Other	(3.49)	4.04	(1.09)

Effective tax provision rate	(34.42)%	14.04%	(33.85)%

The income tax provision recorded for 2008, 2007 and 2006 resulted primarily from taxes incurred by the Company’s profitable foreign subsidiaries and an increase in tax reserves related to certain U.S. Federal, state and foreign tax liabilities offset by the recognition of tax credits in foreign jurisdictions and the refund of unused tax credits.

At December 31, 2007, there was no provision for U.S. income tax for undistributed earnings, as it was the Company’s intention to reinvest these earnings indefinitely in operations outside the U.S. In the year ended December 31, 2008, the Company changed its position to no longer assert permanent reinvestment of undistributed earnings for certain foreign entities. As of December 31, 2008, there was no U.S. income tax provision for undistributed earnings of approximately $431,270 as it is currently our intention to reinvest these earnings indefinitely in operations outside the U.S. The determination of the tax effect of repatriating these earnings in the forseeable future is not practicable.

At December 31, 2008, the Company had net operating loss carry forwards in non-U.S. jurisdictions of approximately $390,307. These loss carry forwards expire in different periods starting in 2009. The Company also had U.S. Federal and state net operating loss carry forwards of approximately $422,596 and $660,866, respectively, at December 31, 2008. These loss carry forwards expire in different periods from 2009 through 2029. The Company also has U.S. Federal and state tax credits of approximately$14,139 and $36,718, respectively at December 31, 2008. U.S. Federal credits will expire beginning in 2020, and state credits will expire beginning in 2009.

The “Emergency Economic Stabilization Act of 2008,” which contained the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the tax research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effect of this change resulted in an increase to our deferred tax assets with a corresponding increase to the valuation allowance.

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and limits the utilization of tax credits to 50 percent of a taxpayer’s taxable income. This new tax law did not have any impact on the 2008 tax provision.

During the year, there was a sale of assets and restructuring charges of a foreign subsidiary as well as in-process research and development costs of Quantum. Due to a full valuation allowance position in this jurisdiction, there was no tax provision impact associated with these events.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Upon review of the Company’s reserves,

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

there were no changes to its reserves for uncertain tax positions upon adoption. At the adoption date of January 1, 2007, the Company had $176,309 of unrecognized tax benefits. As of December 31, 2007 and 2008, the Company had $166,180 and $189,785, respectively of unrecognized tax benefits, of which 67,148 would affect its income tax expense if recognized. The remainder would affect the tax rate in the form of deferred tax assets, which would attract a full valuation allowance. The following is a roll-forward of the Company’s gross unrecognized tax benefits associated with the Company’s uncertain tax positions:

	Years Ended
	December 31,	December 31,
	2008	2007
	(In thousands)

Balance at January 1	$166,180	$176,309
Tax Positions Related to Current Year:
Additions	13,517	13,141
Tax Positions Related to Prior Years:
Additions	18,363	—
Reductions	(7,561)	(21,017)
Lapse of Statute of Limitation	(714)	—
Settlements	—	(2,253)

Balance at December 31	$189,785	$166,180

During the year, as a result of on-going discussions with foreign tax authorities related to open tax audits, the Company remeasured its FIN 48 reserve amounts and recorded an adjustment to unrecognized tax benefits of $18,363. This adjustment was a decrease to foreign net operating loss carry forwards with a corresponding adjustment to the valuation allowance. This change had no impact on the income tax provision

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the conclusion of ongoing tax audits in various jurisdictions around the world. While these events may occur within the next 12 months, the Company is not able to accurately estimate the range of the change in the unrecognized tax benefits that may occur. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2000 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 1999 through 2007 tax years generally remain subject to examination by their respective tax authorities.

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

The income tax returns for the Company’s subsidiary in Rousset, France for the 2001 through 2005 tax years are currently under examination by the French tax authorities. The examination has resulted in a significant income tax assessment and the Company is currently pursuing administrative appeal of the assessment. While the Company believes the resolution of this matter will not have a material adverse impact on its results of operations, cash flows, or financial position, the outcome is subject to significant uncertainty.

In addition the Company has a tax audit in progress in a U.S. state and various other foreign jurisdictions.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While the Company believes the resolution of these matters will not have a material adverse impact on its results of operations, cash flows or financial position, the outcome is subject to significant uncertainties. The Company recognizes tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. Income taxes and related interest and penalties due for potential adjustments may result from the resolution of these examinations, and examinations of open U.S. federal, state and foreign tax years.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in its income tax provision. As of January 1, 2007, the Company had approximately $30,866 of accrued interest and/or penalties related to uncertain tax positions, which increased by $7,245 and $6,948 during 2008 and 2007, respectively, resulting in a balance of $45,059 and $37,814 at December 31, 2008 and 2007, respectively.

Note 13	PENSION PLANS

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

The aggregate net pension expense relating to the two plan types are as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)

Service costs-benefits earned during the period	$2,107	$2,622	$3,013
Interest cost on projected benefit obligation	2,944	2,530	2,318
Amortization of actuarial loss	85	123	589
Curtailment and other related gains	(4,513)	—	—

Net pension expenses	$623	$5,275	$5,920

Distribution of pension costs:
Continuing operations	$623	$5,275	$5,597
Discontinued operations	—	—	323

Net pension expenses	$623	$5,275	$5,920

Curtailment and other related gains above primarily related to the reduction of the pension liability as a result of the Company’s sale of its manufacturing operations in Heilbronn, Germany and was recorded as a component of cost of revenues.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in projected benefit obligation during the years ended December 31, 2008 and 2007 and the accumulated benefit obligation at December 31, 2008 and 2007, were as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

Projected benefit of obligation at beginning of the year	$52,579	$52,945
Service cost	2,107	2,622
Interest cost	2,944	2,530
Transfer related to Heilbronn, Germany sale	(20,817)	—
Curtailment and other related gains	(4,513)	—
Actuarial gains	332	(10,223)
Benefits paid	(1,027)	(716)
Foreign currency exchange rate changes	(4,797)	5,421

Projected benefit obligation at end of the year	$26,808	$52,579

Accumulated benefit obligation at end of the year	$19,561	$44,884

As the defined benefit plans are unfunded, the liability recognized on the consolidated balance sheet as of December 31, 2008 was $26,808, of which $765 is included in accrued and other liabilities and $26,043 is included in other long-term liabilities. The liability recognized on the consolidated balance sheet as of December 31, 2007 was $52,579, of which $1,664 is included in accrued and other liabilities and $50,915 is included in other long-term liabilities.

Actuarial assumptions used to determine benefit obligations for the plans were as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Assumed discount rate	5.8-6.3%	5.5-5.7%	4.6%
Assumed compensation rate of increase	3.0-4.0%	2.0-4.0%	2.0-4.0%

The discount rate is based on the quarterly average yield for euro treasuries with a duration of 30 years, plus a supplement for corporate bonds (euro, AA rating). The discount rate utilized by the Company for 2008 increased to between 5.8% to 6.3%, compared to 5.5% to 5.7% in 2007.

Future estimated expected benefit payments over the next ten years are as follows:

Years Ending December 31:
(In thousands)

2009	$765
2010	297
2011	542
2012	513
2013	553
2014 through 2018	6,909

$9,579

The Company’s pension liability represents the present value of estimated future benefits to be paid. With respect to the Company’s unfunded plans in Europe, the transfer of liability and other credits associated with the sale of the Company’s manufacturing operations in Heilbronn, Germany, as well as a change in discount rate and

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inflation rate assumptions resulted in a net decrease in pension liability of $24,998 for the year ended December 31, 2008, compared to a decrease in pension liability of $10,223 in the year ended December 31, 2007. This resulted in a benefit, net of tax, of $1,109 and $6,861, which was credited to comprehensive (loss) income in stockholders’ equity in the years ended December 31, 2008 and 2007, respectively, in accordance with SFAS No. 158.

The net pension cost for 2009 is expected to be approximately $3,255. Cash funding for benefits paid was $1,027 in the year ended December 31, 2008. Cash funding for benefits to be paid for 2009 is expected to be approximately $765.

Amounts recognized in accumulated other comprehensive income consist of the following:

	December 31,	December 31,
	2008	2007
	(In thousands)

Net actuarial gain	$(2,284)	$(1,180)
Prior service cost	—	5

	$(2,284)	$(1,175)

Net actuarial losses of $63 are expected to be recognized as a component of net periodic pension benefit cost during 2009 and are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and comprehensive (loss) income as of December 31, 2008.

Executive Deferred Compensation Plan

The Atmel Executive Deferred Compensation Plan is a non-qualified deferred compensation plan allowing certain executives to defer a portion of their salary and bonus. Participants are credited with returns based on the allocation of their account balances among mutual funds. The Company utilizes an investment advisor to manage the investment of these funds and the participants remain general creditors of the Company. Distributions from the plan commence in the quarter following a participant’s retirement or termination of employment. The Company accounts for the Executive Deferred Compensation Plan in accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF No. 97-14”). In accordance with EITF No. 97-14, the liability associated with the other diversified assets is being marked to market with the offset being recorded as compensation expense, primarily selling, general and administrative expense, to the extent there is an increase in the value, or a reduction of operating expense, primarily selling, general and administrative expense, to the extent there is a decrease in value. The other diversified assets are marked to market with the offset being recorded as other income (expense), net.

At December 31, 2008 and 2007, the Company’s deferred compensation plan totaled $2,971 and $3,828, respectively, and is included in prepaids and other current assets on the consolidated balance sheets and the corresponding deferred compensation plan liability at December 31, 2008 and 2007, totaled $2,971 and $3,911, respectively, and are included in accrued and other liabilities on the consolidated balance sheets.

401(k) Tax Deferred Savings Plan

The Company maintains a 401(k) Tax Deferred Savings Plan for the benefit of qualified employees who are primarily U.S. based, and matches each eligible employee’s contribution up to a maximum of five hundred dollars. The Company’s matching contribution was $808, $668 and $656 for the years ended December 31, 2008, 2007 and 2006, respectively.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14	OPERATING AND GEOGRAPHICAL SEGMENTS

The Company designs, develops, manufactures and sells a wide range of semiconductor integrated circuit products. The segments represent management’s view of the Company’s businesses and how it allocates Company resources and measures performance of its major components. In addition, each segment consists of product families with similar requirements for design, development and marketing. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits. Atmel’s four reportable segments are as follows:

•	Microcontrollers segment includes a variety of proprietary and standard microcontrollers, the majority of which contain embedded nonvolatile memory and integrated analog peripherals. This segment also includes products with military and aerospace applications. In the year ended December 31, 2008, the Company acquired Quantum. Results from the acquired operations are considered complementary to sales of microcontroller products and are included in this segment.

•	Nonvolatile Memories segment consists predominantly of serial interface electrically erasable programmable read-only memory (“SEEPROM”) and serial interface Flash memory products. This segment also includes parallel interface Flash memories as well as mature parallel interface electrically erasable programmable read-only memory (“EEPROM”) and erasable programmable ready-only memory (“EPROM”) devices. This segment also includes products with military and aerospace applications.

•	Radio Frequency (“RF”) and Automotive segment includes products designed for the automotive industry. This segment produces and sells wireless and wired devices for industrial, consumer and automotive applications and it also provides foundry services which produce radio frequency products for the mobile telecommunications market.

•	Application Specific Integrated Circuit (“ASIC”) segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of specific applications. This segment also encompasses a range of products which provide security for digital data transaction, including smart cards for mobile phones, set top boxes, banking and national identity cards. The Company also develops application specific standard products (“ASSP”) for high reliability space applications, power management and secure crypto memory products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on revenues and income or loss from operations excluding acquisition-related charges, charges for grant repayments, restructuring charges, asset impairment charges (recovery), and gain on sale of assets. Interest and other (expenses) income, net, nonrecurring gains and losses, foreign exchange gains and losses and income taxes are not measured by operating segment.

The Company’s wafer manufacturing facilities fabricate integrated circuits for segments as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. Segments are defined by the products they design. They do not make sales to each other. The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance. The Company’s net

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues and segment (loss) income from operations for each reportable segment in the years ended December 31, 2008, 2007 and 2006 are as follows:

Information about Reportable Segments

	Micro-	Nonvolatile	RF and
	Controllers	Memories	Automotive	ASIC	Total
	(In thousands)

Year ended December 31, 2008
Net revenues from external customers	$522,635	$339,239	$250,219	$454,670	$1,566,763
Segment (loss) income from operations	34,419	29,362	4,983	(11,730)	57,034
Year ended December 31, 2007
Net revenues from external customers	$458,228	$376,675	$308,519	$495,815	$1,639,237
Segment (loss) income from operations	27,718	40,015	18,778	(21,132)	65,379
Year ended December 31, 2006
Net revenues from external customers	$408,394	$375,319	$385,476	$501,698	$1,670,887
Segment (loss) income from operations	59,008	32,062	19,775	(51,476)	59,369

Amounts for the year ended December 31, 2006 have been adjusted to reflect the divestiture of the Company’s Grenoble, France, subsidiary in July 2006. In 2006 net revenues related to this subsidiary and included in Discontinued Operations totaled $79,871. These amounts were previously reported in the Company’s ASIC operating segment. See Note 18 for further discussion.

Reconciliation of Segment Information to Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)

Total segment income from operations	$57,034	$65,379	$59,369
Unallocated amounts:
Acquisition-related charges	(23,614)	—	—
Charges for grant repayments	(718)	(1,464)	(30,034)
Restructuring charges	(71,324)	(13,239)	(8,729)
Asset impairment recovery (charges)	(7,969)	1,057	(82,582)
Gain on sale of assets	32,654	—	—

Consolidated (loss) income from operations	$(13,937)	$51,733	$(61,976)

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic sources of net revenues for each of the years ended December 31, 2008, 2007 and 2006 were as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)

United States	$221,351	$219,541	$241,379
Germany	253,325	227,311	192,278
France	134,502	154,866	168,047
United Kingdom	17,580	33,844	29,042
Japan	76,625	90,767	57,576
China, including Hong Kong	363,206	375,544	352,437
Singapore	95,517	153,102	257,312
Rest of Asia-Pacific	218,775	208,005	206,901
Rest of Europe	163,264	155,455	151,887
Rest of the World	22,618	20,802	14,028

Total net revenues	$1,566,763	$1,639,237	$1,670,887

Net revenues are attributed to countries based on delivery locations.

No single customer accounted for more than 10% of net revenues in the years ended December 31, 2008, 2007 and 2006, respectively.

Locations of long-lived assets as of December 31, 2008 and 2007 were as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

United States	$126,959	$137,334
Germany	23,377	34,337
France	200,799	268,358
United Kingdom	6,978	106,651
Asia-Pacific	34,049	28,541
Rest of Europe	13,756	17,756

Total	$405,918	$592,977

Excluded from the table above are auction-rate securities of $8,795 and $0 as of December 31, 2008 and 2007, respectively, which are included in other assets on the consolidated balance sheets. Also excluded from the table above as of December 31, 2008 and 2007 are goodwill of $51,010 and $0, respectively, intangible assets, net of $34,121 and $19,552, respectively, and deferred income tax assets of $3,921 and $5,006, respectively.

Note 15	CHARGES FOR GRANT REPAYMENTS

In the fourth quarter of 2006, the Company announced its intention to close its design facility in Greece and sell its manufacturing facility in North Tyneside, United Kingdom. The Company recorded a charge of $30,034 in the fourth quarter of 2006 associated with the expected repayment of subsidy grants previously received and recognized related to grant agreements with government agencies at these locations. The proceeds of the subsidy grants were originally recorded as either a reduction of cost of revenues or research and development expense when they were recognized during the period from 2001 to 2006. In the years ended December 31, 2008 and 2007, the Company

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded additional accrued interest of $718 and $1,464 related to the expected grant repayments. All of these charges have been included in “Charges for Grant Repayments” in the consolidated statements of operations. The Company previously recognized the subsidy grant benefits, which are subject to repayment, by year as follows:

		Research
	Cost of	and Development
	Revenues	Expenses	Total
	(In thousands)

2006	$6,607	$302	$6,909
2005	6,483	940	7,423
2004	4,181	409	4,590
2003	—	2,143	2,143
2002	—	2,086	2,086
2001	—	543	543

	$17,271	$6,423	$23,694

Charges for grant repayments for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)

Grant benefits previously recognized	$—	$—	$23,694
Accrued interest	718	1,464	1,908
Impact of foreign exchange	—	—	4,432

Total charges for grant repayments	$718	$1,464	$30,034

As of December 31, 2008, the total liability for grant benefits subject to repayment was $13,303 and is included in other accrued liabilities on the consolidated balance sheets. During the year ended December 31, 2008, the Company repaid grant benefits of $39,519 to the UK government in connection with the closure of the North Tyneside, UK manufacturing facility, which was previously accrued as of December 31, 2007.

Note 16	ASSET IMPAIRMENT CHARGES AND GAIN ON SALE OF ASSETS

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the asset impairment charges (recovery) for the Company’s wafer fabrication facilities by location included in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006:

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)

Heilbronn, Germany	$7,969	$—	$—
North Tyneside, United Kingdom	—	(1,057)	72,277
Irving, Texas	—	—	10,305

Total asset impairment charges (recovery)	$7,969	$(1,057)	$82,582

The following table summarizes the gain on sale of assets for the Company’s wafer fabrication facilities by location included in the consolidated statements of operations for the year ended December 31, 2008:

Year Ended
December 31,
2008
(In thousands)

Heilbronn, Germany	$(2,706)
North Tyneside, United Kingdom	(29,948)

Total gain on sale of assets	$(32,654)

No gains or losses on sale of assets were recorded for the years ended December 31, 2007 and 2006.

Heilbronn, Germany

The Company previously announced its intention to sell its wafer fabrication facility in Heilbronn, Germany in December 2006. Subsequently, the Company decided to sell only the manufacturing operations related to the fabrication facility. In December 2008, the Company completed the sale of its manufacturing operations to Tejas Silicon Holding Limited (“TSI”). TSI acquired from the Company certain fixed assets, inventory and spare parts while assuming certain employee-related liabilities, including pension obligations. In connection with the sale, the Company also licensed certain process technology to TSI which is valued at $2,545. The Company is committed to purchase from TSI a certain amount of wafers for three years commencing from the closing date of the sale. The total proceeds were nominal as the balance of the liabilities that TSI assumed approximated the value of the assets and rights to the license for process technology it acquired from the Company. The Company recorded an impairment charge of $7,969 in the year ended December 31, 2008, calculated as the difference between the estimated fair value of approximately $6,773, less selling costs related to legal, commissions and other direct incremental costs of $4,944, compared to a carrying value of approximately $9,798. The Company also recorded a gain upon the completion of the sale of $2,706 in the year ended December 31, 2008. In connection with the sale, the Company also entered into an agreement to provide transition services for administrative support to TSI for a period of six months from the closing date of the sale. The Company recorded a charge of $1,036, included as a component

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the loss on sale, which represents the fair value of the transition services. The value of the assets and liabilities that the Company transferred to TSI and the calculation of the related gain on sale of assets are detailed as follows:

(In thousands)

Assets and liabilities disposed of:
Pension and other employee-related liabilities	$(20,113)
Fixed assets	7,142
Inventories	9,480

Total	(3,491)
Income from technology process license	2,545
Loss from transition service agreement	(1,036)
Payable to TSI	(724)

Total gain on sale of assets	$(2,706)

The sale of the Heilbronn manufacturing operations did not qualify as discontinued operations as the operations and future cash flows are not eliminated from the Company’s RF and Automotive segment. The Company will have significant continuing involvement in the operations of the Heilbronn manufacturing operations, related to the future wafer supply agreement described above.

North Tyneside, United Kingdom

On October 8, 2007, the Company entered into definitive agreements to sell certain wafer fabrication equipment and land and buildings at North Tyneside to TSMC and Highbridge for a total of approximately $124,800. The Company received proceeds of $81,849 and recognized a gain of $29,948 for the sale of the equipment in the year ended December 31, 2008. The Company received proceeds of $42,951 from Highbridge for the closing of the real property portion of the transaction in November 2007. The Company vacated the facility in May 2008.

Irving, Texas

On May 1, 2007, the Company sold its Irving, Texas, wafer fabrication facility for $36,500 in cash ($34,714, net of selling costs). The sale of the facility included 39 acres of land, the fabrication facility building and related offices, and remaining equipment. In December 2006, the Company performed an assessment of the market value of this facility based on management’s estimate, which considered a current offer from a willing third party to purchase the facility, among other factors, in determining the fair market value. Based on this assessment, an impairment charge of $10,305 was recorded in the year ended December 31, 2006. No significant gain or loss was recorded upon the sale of the facility.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17	RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the years ended December 31, 2008, 2007 and 2006.

	January 1,			Currency	December 31,
	2008	Charges/		Translation	2008
	Accrual	(Credits)	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	(2)
Fourth quarter of 2006
Employee termination costs	1,324	(224)	(1,172)	72	—
Fourth quarter of 2007
Employee termination costs	12,759	1,431	(14,749)	559	—
Termination of contract with supplier	—	12,206	(13,019)	813	—
Other restructuring charges	—	20,778	(21,465)	905	218
Second quarter of 2008
Employee termination costs	—	2,990	(2,534)	(221)	235
Third quarter of 2008
Employee termination costs	—	28,852	(8,921)	(2,356)	17,575
Fouth quarter of 2008
Employee termination costs	—	5,291	(1,879)	26	3,438

Total 2008 activity	$15,675	$71,324	$(63,739)	$(202)	$23,058	(1)

(1)	Included in accrued and other liabilities on the consolidated balance sheets and is expected to be paid in 2009.

(2)	Relates to contractual obligation subject to litigation.

	January 1,			Currency	December 31,
	2007	Charges/		Translation	2007
	Accrual	(Credits)	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$8,896	$(3,071)	$(4,233)	$—	$1,592
Fouth quarter of 2006
Employee termination costs	7,490	3,305	(9,959)	488	1,324	(1)
Fouth quarter of 2007
Employee termination costs	—	12,441	—	318	12,759	(1)
Other exit related costs	—	564	(564)	—	—

Total 2007 activity	$16,386	$13,239	$(14,756)	$806	$15,675

(1)	Included in accrued and other liabilities on the consolidated balance sheets and was paid in the year ended December 31, 2008.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1,			December 31,
	2006			2006
	Accrual	Charges	Payments	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$9,833	$—	$(937)	$8,896
Third quarter of 2005
Employee termination costs	1,246	—	(1,246)	—
Fourth quarter of 2005
Employee termination costs	1,223	—	(1,223)	—
First quarter of 2006
Employee termination costs	—	151	(151)	—
Fourth quarter of 2006
Employee termination costs	—	8,578	(1,088)	7,490

Total 2006 activity	$12,302	$8,729	$(4,645)	$16,386

2008 Restructuring Activities

In the year ended December 31, 2008, the Company incurred restructuring charges of $71,324 as the Company continued to implement additional restructuring actions to improve operational efficiencies and reduce costs.

The Company incurred restructuring charges related to the signing of definitive agreements in October 2007 to sell certain wafer fabrication equipment and real property at North Tyneside to Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) and Highbridge Business Park Limited (“Highbridge”). As a result of this action, this facility was closed and all of the employees of the facility were terminated by June 30, 2008. In addition, the Company began implementing new initiatives, primarily focused on lowering manufacturing costs and eliminating non-core research and development programs. The Company recorded the following restructuring charges (credits):

•	Net charges of $37,657 related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities” (“SFAS 146”).

•	Charges of $20,778 related to equipment removal and facility closure costs. After production activity ceased, the Company utilized employees as well as outside services to disconnect fabrication equipment, fulfill equipment performance testing requirements of the buyer, and perform facility decontamination and other facility closure-related activity, Included in these costs are labor costs, facility related costs, outside service provider costs, and legal and other fees. Equipment removal, building decontamination and closure related cost activities were completed as of June 30, 2008.

•	Charges of $12,206 related to contract termination charges, primarily associated with a long-term gas supply contract for nitrogen gas utilized in semiconductor manufacturing. The Company is required to pay an early termination penalty including de-contamination and removal costs. Other contract termination costs related to semiconductor equipment support services with minimum payment clauses extending beyond the current period.

•	Net charges of $683 related to changes in estimates of termination benefits originally recorded in accordance with SFAS No. 112, “Employers’ Accounting for Pension Employment Benefits (“SFAS No. 112”).

The Company paid $29,255 related to employee termination costs in the year ended December 31, 2008.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 Restructuring Activities

During 2007, the Company implemented restructuring initiatives announced in 2006 and in 2007. The Company recorded a net restructuring charge of $13,239, which included restructuring charges related to the sale of certain wafer fabrication equipment and real property at North Tyneside to TSMC and Highbridge. As a result of these actions, this facility was closed and all of the employees of the facility were terminated. Related to this sale, during the fourth quarter of 2007, the Company recorded the following restructuring charges:

•	Charges of $11,084 related to one-time severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146.

•	Charges of $1,357 related to on-going severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 112.

•	Charges of $564 related to other exit related costs, which were recorded in accordance with SFAS No. 146.

In addition, the Company also incurred the following restructuring charges in 2007:

•	Charges of $2,050 related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146.

•	Charges of $1,255 related to one-time minimum statutory termination benefits, including changes in estimates, recorded in accordance with SFAS No. 112.

•	A credit of $3,071 related to the settlement of a long-term gas supply contract for which the accrual was $12,437, originally recorded in the third quarter of 2002. On May 1, 2007, in connection with the sale of the Irving, Texas facility, the Company paid $5,600 to terminate this contract, of which $1,700 was reimbursed by the buyer of the facility. The remaining balance of $1,592 is expected to be paid in 2009.

The Company paid $9,959 related to employee termination costs in the year ended December 31, 2007.

2006 Restructuring Activities

In the first quarter of 2006, the Company incurred $151 in restructuring charges primarily comprised of severance and one-time termination benefits.

In the fourth quarter of 2006, the Company announced a restructuring initiative to focus on high growth, high margin proprietary product lines and optimize manufacturing operations. For the fourth quarter of 2006, this restructuring plan impacted approximately 300 employees across multiple business functions. The charges directly relating to this initiative consist of the following:

•	$6,897 in one-time minimum statutory termination benefits recorded in accordance with SFAS No. 112. These costs related to the termination of employees in Europe.

•	$1,681 in one-time severance costs related to the involuntary termination of employees, primarily in manufacturing, research and development and administration. These benefits costs were recorded in accordance with SFAS No. 146.

The Company paid $1,239 related to employee termination costs in the year ended December 31, 2006.

Note 18	DISCONTINUED OPERATIONS

Grenoble, France, Subsidiary Sale

The Company’s consolidated financial statements and related footnote disclosures reflect the results of the Company’s Grenoble, France, subsidiary as Discontinued Operations, net of applicable income taxes, for all reporting periods presented.

In July 2006, the Company completed the sale of its Grenoble, France, subsidiary to e2v technologies plc, a British corporation (“e2v”). On August 1, 2006, the Company received $140,000 in cash upon closing ($120,073, net of working capital adjustments and costs of disposition).

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

The following table details the components of the gain from the sale of Discontinued Operations, net of taxes, recognized upon the sale:

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

The following table summarizes results from Discontinued Operations for the period indicated, which are included in the consolidated statement of operations:

Year Ended
December 31,
2006
(In thousands, except
per share data)

Net revenues	$79,871
Operating costs and expenses	57,509

Income from discontinued operations, before income taxes	22,362
Gain on sale of discontinued operations, before income taxes	109,838

Income from and gain on sale of discontinued operations	132,200
Less: provision for income taxes	(18,899)

Income from and gain on sale of discontinued operations, net of income taxes	$113,301

Income from and gain on sale of discontinued operations, net of income taxes, per share:
Basic and diluted	$0.23

Weighted-average shares used in basic and diluted income per share calculations	487,413

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19	NET (LOSS) INCOME PER SHARE

Basic net income (loss) per share is calculated by using the weighted-average number of common shares outstanding during that period. Diluted net income per share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, upon vesting of restricted stock units, and convertible securities for all periods. No dilutive potential common shares were included in the computation of any diluted per share amount when a loss from continuing operations was reported by the Company. Income (loss) from operations is the “control number” in determining whether potential common shares are dilutive or anti-dilutive.

A reconciliation of the numerator and denominator of basic and diluted net (loss) income per share for both continuing and discontinued operations is provided as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands, except per share data)

(Loss) income from continuing operations	$(27,209)	$47,885	$(98,651)
Income from discontinued operations, net of provision for income taxes	—	—	12,969
Gain on sale of discontinued operations, net of provision for income taxes	—	—	100,332

Net (loss) income	$(27,209)	$47,885	$14,650

Weighted-average shares — basic	446,504	477,213	487,413
Incremental shares and share equivalents	—	4,524	—

Weighted-average shares — diluted	446,504	481,737	487,413

Net (loss) income per share:
Basic
(Loss) income from continuing operations	$(0.06)	$0.10	$(0.20)
Income from discontinued operations, net of provision for income taxes	—	—	0.02
Gain on sale of discontinued operations, net of provision for income taxes	—	—	0.21

Net (loss) income per share — basic	$(0.06)	$0.10	$0.03

Diluted
(Loss) income from continuing operations	$(0.06)	$0.10	$(0.20)
Income from discontinued operations, net of income taxes	—	—	0.02
Gain on sale of discontinued operations, net of income taxes	—	—	0.21

Net (loss) income per share — diluted	$(0.06)	$0.10	$0.03

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes weighted-average securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net (loss) income per share, as the impact of including them would have been anti-dilutive for these years:

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)

Employee stock options and restricted stock units outstanding	47,690	32,668	29,079
Incremental shares and share equivalents	—	(4,524)	—

Incremental shares and share equivalents excluded from per share calculation	47,690	28,144	29,079

Common stock equivalent shares associated with:
Convertible notes due 2018	—	—	8
Convertible notes due 2021	—	—	1,310

Total weighted-average potential shares excluded from per share calculation	47,690	28,144	30,397

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

Note 20	INTEREST AND OTHER (EXPENSES) INCOME, NET

Interest and other (expenses) income, net, is summarized in the following table:

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(In thousands)

Interest and other income	$10,973	$16,716	$17,677
Interest expense	(12,340)	(12,351)	(20,039)
Foreign exchange transaction losses	(4,939)	(389)	(9,364)

Total	$(6,306)	$3,976	$(11,726)

In 2006, interest and other expenses, net related to the Company’s Grenoble, France, subsidiary and included in Discontinued Operations totaled $541 (see Note 18 for further discussion).

Note 21	ACCELERATED SHARE REPURCHASE PROGRAM

On August 26, 2007, the Company entered into collared accelerated share repurchase programs with each of Morgan Stanley & Co. Incorporated and Credit Suisse, New York Branch (the “dealers”) to repurchase up to an aggregate of $250,000 of its common stock. Pursuant to the terms of the transactions, the Company prepaid $125,000 to each dealer shortly after execution of the transactions, and the Company agreed to purchase up to $125,000 of its common stock from each dealer. The aggregate number of shares actually purchased was determined based on the volume weighted average share price of the Company’s common stock during a specified

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period of time, subject to certain provisions that established a minimum and maximum number of shares that may be repurchased by the Company. In September 2007, the dealers delivered an aggregate of 43,367 shares to the Company, which was the minimum number of shares to be repurchased by the Company. On November 5, 2007, the Company received approximately 2,774 additional shares from Morgan Stanley & Co. Incorporated and on November 13, 2007, the Company received approximately 2,782 additional shares from Credit Suisse, New York Branch. The total number of shares repurchased under the program was 48,923, which were retired. No additional shares are expected to be repurchased pursuant to the collared accelerated share repurchase program. The effective price per share of all shares repurchased under the program was $5.11.

The payment of $250,151 was included in the cash flows from financing activities in the Company’s consolidated statement of cash flow for the year ended December 31, 2007 and was recorded as a reduction of common stock and additional paid-in capital in the Company’s consolidated balance sheet as of December 31, 2007.

Note 22  FAIR VALUES OF ASSETS AND LIABILITIES

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

Fair Value Hierarchy

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.

The table below presents the balances of marketable securities measured at fair value on a recurring basis:

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(In thousands)

Assets
Corporate equity securities	$165	$165	$—	$—
Auction-rate securities	8,795	—	—	8,795
Corporate debt securities and other obligations	35,618	—	35,618	—

Total	$44,578	$165	$35,618	$8,795

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investments, with the exception of auction-rate securities, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The Company’s money market securities of $38,032 as of December 31, 2008 are classified within Level 1 as cash and cash equivalents on the consolidated balance sheet. The types of instruments valued based on other observable inputs include corporate debt securities and other obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Auction-rate securities are classified within Level 3 as significant assumptions are not observable in the market. During the year ended December 31, 2008, the Company recorded an impairment loss of $530 related to a decline in the value of auction-rate securities which was recorded in interest and other (expenses) income, net. There were no transfers in or out of Level 3 in the year ended December 31, 2008. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of total assets as of December 31, 2008.

In October 2008, the Company accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase the Company’s eligible auction-rate securities of $6,575 (book value) at par value at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, the Company expects to sell the securities to UBS at par value on June 30, 2010. These auction-rate securities are classified as Level 3.

A summary of the changes in Level 3 assets measured at fair value on a recurring basis is as follows:

	Balance at		Sales and	Balance at
	January 1,	Total Realized	Other	December 31,
	2008	Losses	Settlements	2008
	(In thousands)

Auction-rate securities	$29,057	$(530)	$(19,732)	$8,795

Total	$29,057	$(530)	$(19,732)	$8,795

Note 23	SUBSEQUENT EVENTS

On February 4, 2009, the Company announced that it is pursuing strategic alternatives for its ASIC business and related manufacturing assets, which include the Company’s Rousset, France fabrication facility, which alternatives include a potential sale. The Company has engaged a third party financial advisor in connection with the evaluation of strategic alternatives for the ASIC business.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Atmel Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows present fairly, in all material respects, the financial position of Atmel Corporation and its subsidiaries at December 31, 2008 and December 31, 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions.

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

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 2, 2009

Schedule II

ATMEL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2008, 2007 and 2006

	Balance at	Charged		Balance at
	Beginning	(Credited)	Deductions —	End
	of Year	to Expense	Write-offs	of Year
	(In thousands)

Allowance for doubtful accounts receivable:
Year ended December 31, 2008	$3,111	$12,330	$(445)	14,996
Year ended December 31, 2007	3,605	(212)	(282)	3,111
Year ended December 31, 2006	3,944	106	(445)	3,605

UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters in the years ended December 31, 2008 and 2007:

	First	Second	Third	Fourth
Year Ended December 31, 2008(1)	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net revenues	$411,237	$420,908	$400,008	$334,610

Gross profit	146,054	153,526	158,009	132,951

Net income (loss)	$6,788	$(4,907)	$(4,738)	$(24,352)

Basic net income (loss) per share:
Net income (loss)	$0.02	$(0.01)	$(0.01)	$(0.05)

Weighted-average shares used in basic net income (loss) per share calculations	444,670	445,793	447,013	448,524

Diluted net income (loss) per share:
Net income (loss)	$0.02	$(0.01)	$(0.01)	$(0.05)

Weighted-average shares used in diluted net income (loss) per share calculations	447,643	445,793	447,013	448,524

	First	Second	Third	Fourth
Year Ended December 31, 2007(2)	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net revenues	$391,313	$404,247	$418,097	$425,580

Gross profit	139,937	141,642	149,034	149,618

Net income	$28,940	$678	$16,553	$1,714

Basic net income per share:
Net income	$0.06	$0.00	$0.03	$0.00

Weighted-average shares used in basic net income per share calculations	488,842	488,916	485,540	446,003

Diluted net income per share:
Net income	$0.06	$0.00	$0.03	$0.00

Weighted-average shares used in diluted net income per share calculations	494,198	494,244	489,791	449,136

(1)	The Company recorded charges (credit) for grant repayments of $0.3 million, $0.3 million, $0.3 million and $(0.2) million in the quarters ended December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, respectively. The Company recorded restructuring charges of $8 million, $27 million, $9 million and $28 million in the quarters ended December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, respectively. The Company recorded gain (loss) on sale of assets of $3 million, $(1) million and $31 million in the quarters ended December 31, 2008, June 30, 2008 and March 31, 2008, respectively. The Company recorded acquisition-related charges of $7 million, $7 million, $7 million and $4 million in the quarters ended December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, respectively. The Company recorded asset impairment charges of $8 million in the quarter ended September 30, 2008.

Effective July 1, 2008, the Company entered into agreements with certain European distributors that allow additional rights, including future price concessions at the time of resale, price protection, and the right to return products upon termination of the distribution agreement. As a result of uncertainties over finalization of pricing for shipments to these distributors, revenues and related costs will be deferred until the products are sold by the distributors to their end customers. The Company considers that the sale prices are not “fixed or determinable” at the time of shipment to these distributors.

The objective of the conversion to a “sell-through” revenue recognition model is to enable the Company to better manage end-customer pricing, track design registrations for proprietary products, and improve our visibility into distribution inventory and sales levels. The Company expects that this conversion will result in improved operating results for the Company and its distribution partners in the future. Management estimates that the impact of this change lowered net revenues and cost of revenues by $20 million and $9 million, respectively, in the quarter ended September 30, 2008, and $6 million and $4 million, respectively, in the quarter ended December 31, 2008.

(2)	The Company recorded charges for grant repayments of $0.3 million and $1 million in the quarters ended December 31, 2007 and September 30, 2007, respectively. The Company recorded restructuring charges (credits) of $13 million, $1 million, $(3) million and $2 million in the quarters ended December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007, respectively. The Company recorded asset impairment recovery of $1 million in the quarter ended September 30, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. This evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

Executive Officers of the Registrant

The executive officers of Atmel, who are elected by and serve at the discretion of the Board of Directors, and their ages (as of January 31, 2009), are as follows:

Name	Age	Position

Steven Laub	50	President and Chief Executive Officer and Director
Tsung-Ching Wu	58	Executive Vice President, Office of the President and Director
Walter Lifsey	50	Executive Vice President, Operations
Stephen Cumming	38	Vice President Finance and Chief Financial Officer
Patrick Reutens	50	Senior Vice President, Chief Legal Officer and Secretary
Jean Vaylet	61	Vice President and General Manager, ASIC Segment
Rod Erin	60	Vice President, RFA and Non-Volatile Memory Segments

Steven Laub, Atmel’s President and Chief Executive Officer, has served as a director of Atmel since February 2006. From 2005 to August 2006, Mr. Laub was a technology partner at Golden Gate Capital Corporation, a private equity buyout firm, and the Executive Chairman of Teridian Semiconductor Corporation, a fabless semiconductor company. From November 2004 to January 2005, Mr. Laub was President and Chief Executive Officer of Silicon Image, Inc., a provider of semiconductor solutions. Prior to that time, Mr. Laub spent 13 years in executive positions (including President, Chief Operating Officer and member of the Board of Directors) at Lattice Semiconductor Corporation, a supplier of programmable logic devices and related software. Prior to joining Lattice Semiconductor, Mr. Laub was a vice president and partner at Bain and Company, a global strategic consulting firm. Mr. Laub holds a degree in economics from the University of California, Los Angeles, (BA) and a degree from Harvard Law School (J.D.).

Tsung-Ching Wu has served as a director of Atmel since 1985, as Executive Vice President, Office of the President since 2001, and served as Executive Vice President and General Manager from January 1996 to January 2001 and as Vice President, Technology from January 1986 to January 1996. Mr. Wu holds degrees in electrical engineering from the National Taiwan University (B.S.), the State University of New York at Stony Brook (M.S.) and the University of Pennsylvania (Ph.D.).

Walter Lifsey has served as Executive Vice President, Operations since February 2008 and Senior Vice President, Operations of Atmel since December 2006. Prior to joining Atmel, Mr. Lifsey was Executive Vice President of Operations of International Rectifier Corporation, a semiconductor company, from April 2002 to December 2006. Prior to International Rectifier, Mr. Lifsey was Director of Global Marketing and Planning for AMP Inc., a semiconductor company, and held Operational and Financial Management positions at TRW Corporation. Mr. Lifsey holds a degree from the University of Nevada, Las Vegas (B.A.).

Stephen Cumming has served as Atmel’s Vice President Finance and Chief Financial Officer since July 2008. Prior to joining Atmel, Mr. Cumming was the VP of Business Finance for Fairchild Semiconductor International Inc., from 2005 to July 2008, and was responsible for all business unit finance, corporate financial planning and analysis, manufacturing finance, and sales and marketing finance. Mr. Cumming joined Fairchild in 1997 as Controller for its European Sales and Marketing operations, based in the United Kingdom. From 2000 until 2005, he was Director of Finance for the Discretes Products Group, based in San Jose, Prior to joining Fairchild,

Mr. Cumming held various financial management positions at National Semiconductor Corporation. Mr. Cumming received a degree in business from the University of Surrey (B.S.), in the United Kingdom, and is a UK Chartered Management Accountant.

Patrick Reutens has served as Atmel’s Vice President, Chief Legal Officer and Secretary since September 2006 and has been Senior Vice President since January 2009. Previously, he was Chief Legal Officer of Silicon Image, Inc., a provider of semiconductor and IP solutions, from October 2004 to September 2006. Prior to that, Mr. Reutens worked at Immersion Corporation, a developer of tactile feedback technology and products, serving from October 2003 to September 2004 as Senior Vice President, Corporate Development and Legal Affairs and from September 2001 to October 2003 as Vice President, Strategic Relationships and Legal Affairs. Previously, Mr. Reutens worked at Preview Systems, MIPS Technologies, Venture Law Group and at Wilson, Sonsini, Goodrich & Rosati. Mr. Reutens holds a B.Sc. in Physics from the University of Western Australia, a PhD in Physics from the University of Chicago and a J.D. from Yale Law School.

Jean Vaylet has served as Atmel’s Vice President since 2000 and is currently also the General Manager of the ASIC Segment. Prior to joining Atmel, Mr. Vaylet held various management roles with Thomson TCS, including Vice President of Thomson TCS Saint-Egrève, Financial and Administrative Director of EFCIS and most recently as Chairman from 1994 until 2000. Mr. Vaylet holds a degree in Economics Science from the Université de Droit, Paris.

Rod Erin has served as Atmel’s Vice President, RFA Segment since May 2008, in addition to serving as Vice President, Non-Volatile Memory Segment since August 2007. Prior to that, Mr. Erin served as Vice President of Atmel’s Advanced Products Group from July 2005 to August 2007. Mr. Erin joined Atmel in 1989 and has held various management positions in Atmel’s planning, operational, and IT organizations. Prior to joining Atmel, Mr. Erin spent 16 years with other semiconductor manufacturing companies, including Texas Instruments, Inmos, and Honeywell in a variety of IT management positions. Mr. Erin holds degrees from the University of Illinois (B.S.E.E and M.B.A).

The other information required by this Item regarding directors, Section 16 filings, the Registrant’s Audit Committee and our Code of Ethics/Standards of Business Conduct is set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Code of Ethics/Standards of Business Conduct” in the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders anticipated to be held on May 20, 2009 (the “2009 Proxy Statement”), and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item regarding compensation of the Registrant’s directors and executive officers is set forth under the captions “Executive Compensation,” “Executive Compensation — Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item regarding beneficial ownership of the Registrant’s Common Stock by certain beneficial owners and management of Registrant, as well as equity compensation plans, is set forth under the captions “Security Ownership” and “Equity Compensation Plan Information” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item regarding certain relationships and related transactions with management and director independence is set forth under the caption “Certain Relationships and Related Transactions” and

“Corporate Governance — Independence of Directors” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item regarding principal accounting fees and services is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm — Fees of PricewaterhouseCoopers LLP Incurred by Atmel” in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

1. Financial Statements.  See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules.  See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

3. Exhibits.  We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately following the signature page of this Form 10-K.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION

By:	/s/ STEVEN LAUB
Steven Laub
President and Chief Executive Officer

March 2, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven Laub and Stephen Cumming, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on March 2, 2009 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ Steven Laub Steven Laub	President, Chief Executive Officer and Director (principal executive officer)

/s/ Stephen Cumming Stephen Cumming	Vice President Finance and Chief Financial Officer (principal financial officer)

/s/ David McCaman David McCaman	Vice President Finance and Chief Accounting Officer (principal accounting officer)

/s/ Tsung-Ching Wu Tsung-Ching Wu	Director

/s/ Dr. Edward Ross Dr. Edward Ross	Director

/s/ David Sugishita David Sugishita	Director

Signature	Title

/s/ Papken Der Torossian Papken Der Torossian	Director

/s/ Jack L. Saltich Jack L. Saltich	Director

/s/ Charles Carinalli Charles Carinalli	Director

EXHIBIT INDEX

3.1		Restated Certificate of Incorporation of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Commission File No. 0-19032).
3.2		Amended and Restated Bylaws of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, Commission File No. 0-19032).
4.1		Amended and Restated Preferred Shares Rights Agreement dated as of October 18, 1999, between Atmel Corporation and BankBoston, N.A., a national banking association, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights (which is incorporated herein by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A/12G/A (File No. 000-19032) filed on December 6, 1999).
4.2		Amendment to the Amended and Restated Preferred Share Rights Agreement, dated November 10, 2008, between Atmel Corporation and American Stock Transfer & Trust Company, LLC (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A, filed on November 10, 2008).
10	.1+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19032).
10	.2+	1991 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 0-19032).
10	.3+	2005 Stock Plan (as amended) (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 0-19032).
10	.4+	2005 Stock Plan forms of agreements (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 16, 2005).
10	.5+	Description of Amendment of Certain Option Agreements (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 12, 2007).
10	.6+	Description of Amendment of Certain Option Agreements (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 15, 2008).
10	.7+	Stock Option Fixed Exercise Date Forms (which are incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on January 8, 2007 and Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 15, 2008).
10	.8+	Amendment to Employment Agreement, dated as of December 30, 2008, between Registrant and Steven Laub (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on January 6, 2009).
10	.9+	Offer Letter, dated June 16, 2008, between Registrant and Stephen Cumming (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 0-19032).
10	.10+	Letter Agreement, dated October 17, 2008, between Registrant and Bernard Pruniaux.
10	.11+	Separation Agreement and General Release, dated August 6, 2008, between Registrant and Robert McConnell
10	.12+	Description of Fiscal Year 2008 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 20, 2008).
10	.13+	Change of Control and Severance Plan.

10.14		Facility Agreement, dated as of March 15, 2006, by and among the Registrant, Atmel Sarl, Atmel Switzerland Sarl, the financial institutions listed therein, and Bank of America, N.A., as facility agent and security agent (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 21, 2006).
10.15		Share Purchase Agreement, dated as of July 12, 2006, between e2v technologies SAS and Atmel Paris SAS (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on July 13, 2006).
10.16		Agreement for the Sale and Purchase of Property, dated October 8, 2007, by and among Atmel North Tyneside Limited, Atmel Corporation, Highbridge Business Park Limited and Highbridge Properties Plc (which is incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, Commission File No. 0-19032).
10.17		Agreement for the Sale and Purchase of Certain Assets, dated October 8, 2007, by and among Atmel North Tyneside Limited, Atmel Corporation, and Taiwan Semiconductor Manufacturing Company Limited (which is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, Commission File No. 0-19032).
10.18		Agreement in Relation to the Removal of Equipment, dated October 8, 2007, by and among Atmel North Tyneside Limited, Atmel Corporation, Highbridge Business Park Limited, Highbridge Properties Plc., and Taiwan Semiconductor Manufacturing Company Limited (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, Commission File No. 0-19032).
10	.19*	Share Purchase Agreement, dated February 6, 2008, by and among Atmel Corporation, Atmel UK Holdings Limited, QRG Limited and Mr. Harald Phillip (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, Commission File No. 0-19032).
21.1		Subsidiaries of Registrant.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature pages hereof).
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management compensatory plan, contract or arrangement.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.