Form 10-Q
period 2009-03-31
ATMEL CORP
filed 2009-05-11
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2009
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

(408) 441-0311
(Registrant’s telephone number)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On April 30, 2009, the Registrant had 450,808,121 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2009

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Atmel Corporation

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands, except par value)

ASSETS
Current assets
Cash and cash equivalents	$384,989	$408,926
Short-term investments	31,897	31,707
Restricted cash	17,272	—
Accounts receivable, net of allowances for doubtful accounts of $14,106 and $14,996, respectively	172,943	184,698
Inventories	244,870	324,016
Current assets held for sale	115,879	—
Prepaids and other current assets	47,333	77,542

Total current assets	1,015,183	1,026,889
Fixed assets, net	175,096	383,107
Goodwill	50,039	51,010
Intangible assets, net	32,362	34,121
Non-current assets held for sale	181,833	—
Other assets	36,419	35,527

Total assets	$1,490,932	$1,530,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$127,221	$131,132
Trade accounts payable	82,933	116,392
Accrued and other liabilities	138,288	207,017
Current liabilities held for sale	64,537	—
Deferred income on shipments to distributors	39,675	41,512

Total current liabilities	452,654	496,053
Long-term debt and capital lease obligations, less current portion	11,999	13,909
Long-term liabilities held for sale	12,138	—
Other long-term liabilities	209,031	218,608

Total liabilities	685,822	728,570

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 450,662 at March 31, 2009 and 448,872 at December 31, 2008	451	449
Additional paid-in capital	1,251,014	1,238,796
Accumulated other comprehensive income	101,179	113,999
Accumulated deficit	(547,534)	(551,160)

Total stockholders’ equity	805,110	802,084

Total liabilities and stockholders’ equity	$1,490,932	$1,530,654

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In thousands, except per share data)

Net revenues	$271,493	$411,237
Operating expenses
Cost of revenues	176,088	265,183
Research and development	52,557	66,377
Selling, general and administrative	54,918	63,562
Acquisition-related charges	5,499	3,711
Charges (credits) for grant repayments	765	(119)
Restructuring charges	2,352	27,908
Gain on sale of assets	(164)	(30,758)

Total operating expenses	292,015	395,864

(Loss) income from operations	(20,522)	15,373
Interest and other expenses, net	(3,545)	(5,387)

(Loss) income from continuing operations before income taxes	(24,067)	9,986
Benefit from (provision for) income taxes	27,693	(3,198)

Net income	$3,626	$6,788

Basic net income per share:
Net income	$0.01	$0.02

Weighted-average shares used in basic net income per share calculations	449,685	444,670

Diluted net income per share:
Net income	$0.01	$0.02

Weighted-average shares used in diluted net income per share calculations	456,431	447,643

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In thousands)

Cash flows from operating activities
Net income	$3,626	$6,788
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	21,315	33,680
Gain on sale or disposal of fixed assets and other non-cash charges	—	(30,758)
Other non-cash losses, net	2,094	3,877
(Recovery of) provision for doubtful accounts receivable	(890)	731
Accretion of interest on long-term debt	125	844
In-process research and development charges	—	1,047
Stock-based compensation expense	7,273	6,939
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	12,644	(11,878)
Inventories	(1,067)	18,302
Current and other assets	(22,192)	1,425
Trade accounts payable	(851)	(89,445)
Accrued and other liabilities	(14,672)	16,665
Deferred income on shipments to distributors	(1,837)	1,626

Net cash provided by (used in) operating activities	5,568	(40,157)

Cash flows from investing activities
Acquisitions of fixed assets	(3,800)	(16,672)
Proceeds from the sale of North Tyneside assets and other assets, net of selling costs	—	81,865
Acquisition of Quantum Research Group, net of cash acquired	(3,362)	(89,416)
Acquisitions of intangible assets	(2,120)	(1,080)
Purchases of marketable securities	(8,400)	(3,783)
Sales or maturities of marketable securities	10,929	4,425
Increase in long-term restricted cash	(2,050)	—

Net cash used in investing activities	(8,803)	(24,661)

Cash flows from financing activities
Principal payments on capital leases and other debt	(5,058)	(9,800)
Increase in restricted cash related to collateral on line of credit	(17,272)	—
Proceeds from issuance of common stock	4,110	4,285
Tax payments related to shares withheld for vested restricted stock units	(708)	—

Net cash used in financing activities	(18,928)	(5,515)

Effect of exchange rate changes on cash and cash equivalents	(1,774)	4,568

Net decrease in cash and cash equivalents	(23,937)	(65,765)

Cash and cash equivalents at beginning of the year	408,926	374,130

Cash and cash equivalents at end of year	$384,989	$308,365

Supplemental cash flow disclosures:
Interest paid	$1,041	$2,622
Income taxes (refunded) paid, net	(15,840)	5,995
Supplemental non-cash investing and financing activities disclosures:
Decreases in accounts payable related to fixed asset purchases	(2,444)	(3,523)
Increase in accounts payable related to Quantum Research Group acquisition costs	—	3,661

The accompanying notes are an integral part of these Condensed Consolidated Financial statements.

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, employee data, and where otherwise indicated)
(Unaudited)

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or “Atmel”) and its subsidiaries as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008. All intercompany balances have been eliminated. Because all of the disclosures required by U.S. generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 year-end condensed balance sheet data was derived from the audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include provisions for excess and obsolete inventory, sales return reserves, stock-based compensation expense, allowances for doubtful accounts receivable, warranty reserves, estimates for useful lives associated with long-lived assets, charges for grant repayments, recoverability of goodwill and intangible assets, restructuring charges, certain accrued liabilities and income taxes and income tax valuation allowances. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis for raw materials and purchased parts; and an average-cost basis for work in progress and finished goods) or market. Market is based on estimated net realizable value. The Company establishes provisions for lower of cost or market and excess and obsolescence write-downs. The determination of obsolete or excess inventory requires an estimation of the future demand for the Company’s products and these reserves are recorded when the inventory on hand exceeds management’s estimate of future demand for each product. Once the inventory is written down, a new cost basis is established; however, for tracking purposes, the write-down is recorded as a reserve on the condensed consolidated balance sheets. These inventory reserves are not relieved until the related inventory has been sold or scrapped. Inventories are comprised of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)

Raw materials and purchased parts	$13,486	$14,959
Work-in-progress	189,158	206,126
Finished goods	42,226	102,931

	$244,870	$324,016

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant Recognition

Subsidy grants from government organizations are amortized as a reduction of expenses over the period the related obligations are fulfilled. Recognition of future subsidy benefits will depend on either the Company’s achievement of certain technical milestones or the achievement of certain capital investment spending and employment goals. The Company recognized the following amount of subsidy grant benefits as a reduction of either cost of revenues or research and development expenses, depending on the nature of the grant:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In thousands)

Cost of revenues	$25	$409
Research and development expenses	2,744	4,959

Total	$2,769	$5,368

The Company recorded a charge of $765 related to grant repayments in the three months ended March 31, 2009. The Company recorded a credit of $119 related to grant repayments in the three months ended March 31, 2008 due to changes in certain assumptions in estimating the initial grant liability.

In the three months ended March 31, 2008, the Company repaid grant benefits of $39,519 to the UK government in connection with the closure of the North Tyneside, UK manufacturing facility. The repayment of these benefits was previously accrued as of December 31, 2007.

Stock-Based Compensation

Upon adoption of Statement of Financial Accounting Standards 123R (“SFAS No. 123R”), the Company reassessed its equity compensation valuation method and related assumptions. The Company’s determination of the fair value of share-based payment awards on the date of grant utilizes an option-pricing model, and is impacted by its common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors (expected period between stock option grant date and stock option exercise date). For performance-based restricted stock units, the Company is required to assess the probability of achieving certain financial objectives at the end of each reporting period. Based on the assessment of this probability, the Company may record stock-based compensation expense. The fair value of a restricted stock unit is equivalent to the market price of the Company’s common stock on the measurement date.

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 included a combination of awards granted prior to January 1, 2006 and awards granted subsequent to January 1, 2006. For stock-based payment awards granted prior to January 1, 2006, the Company attributes the value of stock-based compensation, determined under SFAS No. 123R, to expense using the accelerated multiple-option approach. Compensation expense for all stock-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. Stock-based compensation expense included in the three months ended March 31, 2009 and 2008 includes the impact of estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock options granted in periods prior to 2006 were measured based on SFAS No. 123 requirements, whereas stock options granted subsequent to January 1, 2006 are measured based on SFAS No. 123R requirements. See Note 6 for further discussion of the Company’s stock-based compensation arrangements.

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of Goodwill and Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment under SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets)” (“SFAS No. 144”). Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. If the total future cash flows are less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual future results may differ from those estimates.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). FSP No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for the Company beginning in the second quarter of fiscal year 2009. The adoption of FSP No. 157-4 is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP No. 115-2/124-2”). FSP No. 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP No. 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP No. 115-2/124-2 is effective for the Company beginning in the second quarter of fiscal year 2009. The adoption of FSP No. 115-2/124-2 is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). FSP EITF 03-06-01 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF No. 03-6-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Effective January 1, 2009, the Company adopted FSP EITF No. 03-6-1. The adoption of FSP EITF No. 03-6-1 did not have a material impact to the Company’s condensed consolidated results of operations and financial condition.

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company adopted FSP FAS No. 142-3. The adoption of FSP FAS No. 142-3 did not have a material impact to the Company’s condensed consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Effective January 1, 2009, the Company adopted SFAS No. 161. The adoption of SFAS No. 161 did not have a material impact to the Company’s condensed consolidated results of operations and financial condition.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurements”, for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Effective January 1, 2009, the Company adopted FSP FAS No. 157-2. The adoption of FSP FAS 157-2 did not have a material impact to the Company’s condensed consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. Effective January 1, 2009, the Company adopted SFAS No. 141R. The adoption of SFAS No. 141R did not have a material impact to the Company’s condensed consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 31, 2008. Effective January 1, 2009, the Company adopted SFAS No. 160. The adoption of SFAS No. 160 had no impact on the Company’s condensed consolidated results of operations and financial condition as it currently has no non-controlling interests.

Note 2	BUSINESS COMBINATION

On March 6, 2008, the Company completed its acquisition of Quantum Research Group Ltd. (“Quantum”), a supplier of capacitive sensing IP solutions. The Company acquired all outstanding shares as of the acquisition date and Quantum became a wholly-owned subsidiary of Atmel.

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the year ended December 31, 2008, the Company paid $98,585 in cash for the acquisition of Quantum, consisting of the purchase price of $104,540, less fair value of common stock issued of $405, cash acquired of $2,188 and a payment of $3,362 related to the contingent escrow payments described above which was paid in the three months ended March 31, 2009.

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

$95,856

The movement of the goodwill balance from the acquisition date to December 31, 2008 is as follows:

		Additional	Cumulative
	March 6,	Consideration	Translation	December 31,
	2008	Earned	Adjustments	2008
	(In thousands)

Goodwill	$59,215	$8,684	$(16,889)	$51,010

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The movement of the goodwill balance from December 31, 2008 to March 31, 2009 is as follows:

		Cumulative
	December 31,	Translation	March 31,
	2008	Adjustments	2009
	(In thousands)

Goodwill	$51,010	$(971)	$50,039

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

The movement in the gross amount of the other intangibles from the acquisition date to December 31, 2008 is as follows:

		Cumulative
	March 6,	Translation	December 31,
	2008	Adjustments	2008
	(In thousands)

Other intangible assets:
Customer relationships	$21,482	$(5,694)	$15,788
Developed technology	6,880	(1,816)	5,064
Tradename	1,180	(311)	869
Non-compete agreement	990	(261)	729
Backlog	470	(124)	346

	$31,002	$(8,206)	$22,796

The movement in the gross amount of the other intangibles from December 31, 2008 to March 31, 2009 is as follows:

		Cumulative
	December 31,	Translation	March 31,
	2008	Adjustments	2009
	(In thousands)

Other intangible assets:
Customer relationships	$15,788	$(301)	$15,487
Developed technology	5,064	(97)	4,967
Tradename	869	(17)	852
Non-compete agreement	729	(14)	715
Backlog	346	(7)	339

	$22,796	$(436)	$22,360

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has estimated the fair value of other intangible assets using the income approach and these identifiable intangible assets are subject to amortization. The following table sets forth the components of the identifiable intangible assets subject to amortization as of March 31, 2009, which are being amortized on a straight-line basis:

			Cumulative
			Translation
			Adjustments on
		Accumulated	Accumulated		Estimated
	Gross Value	Amortization	Amortization	Net Value	Useful Life
	(In thousands, except for years)

Customer relationships	$15,487	$(4,170)	$815	$12,132	5 years
Developed technology	4,967	(1,338)	262	3,891	5 years
Tradename	852	(519)	75	408	3 years
Non-compete agreement	715	(193)	38	560	5 years
Backlog	339	(339)	—	—	< 1 year

	$22,360	$(6,559)	$1,190	$16,991

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

The Company recorded the following acquisition-related charges in the condensed consolidated statements of operations in the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(In thousands)

Amortization of intangible assets	$1,294	$962
In-process research and development	—	1,047
Compensation-related expense — cash	2,314	1,070
Compensation-related expense — stock	1,891	632

	$5,499	$3,711

The Company recorded amortization of intangible assets of $1,294 and $962 associated with customer relationships, developed technology, tradename, non-compete agreements and backlog in the three months ended March 31, 2009 and 2008, respectively.

In the three months ended March 31, 2008, the Company recorded a charge of $1,047 associated with acquired in-process research and development (“IPR&D”), in connection with the acquisition of Quantum. No charges were recorded in the three months ended March 31, 2009. The Company’s methodology for allocating the purchase price to IPR&D involves established valuation techniques utilized in the high-technology industry. Each project in process was analyzed by discounted forecasted cash flows directly related to the products expected to result from the subject research and development, net of returns in contributory assets including working capital, fixed assets, customer relationships, trade name, and assembled workforce. IPR&D was expensed upon acquisition because technological feasibility has not been established and no future alternative uses existed. The fair value of technology under development is determined using the income approach, which discounts expected future cash flows to present value. A discount rate of 33% is used for the projects to account for the risks associated with the inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

useful life of the technology, the profitability level of such technology and the uncertainty of technological advances, which could impact the estimates recorded. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis. These estimates did not account for any potential synergies realizable as a result of the acquisition and were in line with industry averages and growth estimates.

The Company also agreed to compensate former key executives of Quantum, contingent upon continuing employment determined at various dates over a three year period. The Company has agreed to pay up to $15,049 in cash and issue 5,319 shares of the Company’s common stock valued at $17,285, based on the Company’s closing stock price on March 4, 2008. These amounts are being accrued over the employment period on an accelerated basis. As a result, in the three months ended March 31, 2009 and 2008, the Company recorded compensation-related expenses of $2,314 and $1,070, respectively, which is payable in cash and $1,891 and $632, respectively, to be settled in shares as disclosed in the table above. The Company paid $10,694 to the former Quantum employees in the three months ended March 31, 2009.

Pro Forma Results

Pro forma consolidated statements of operations have not been presented because Quantum’s historical financial results were not material to the Company’s consolidated statements of operations for the period from January 1, 2008 through March 6, 2008.

Note 3	INVESTMENTS

Investments at March 31, 2009 and December 31, 2008 are primarily comprised of corporate equity securities, U.S. and foreign corporate debt securities, guaranteed variable annuities and auction-rate securities.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income. Gross realized gains or losses are recorded based on the specific identification method. In the three months ended March 31, 2009 and 2008, the Company’s gross realized gains or losses on short-term investments were not material. The Company’s investments are further detailed in the table below:

	March 31, 2009			December 31, 2008
	Adjusted Cost	Fair Value		Adjusted Cost	Fair Value
	(In thousands)

Corporate equity securities	$87	$131		$87	$165
Auction-rate securities	6,320	6,320	*	8,795	8,795	*
Corporate debt securities and other obligations	33,884	35,688		34,089	35,618

	$40,291	$42,139		$42,971	$44,578

Unrealized gains	2,016			1,721
Unrealized losses	(168)			(114)

Net unrealized gains	1,848			1,607

Fair value	$42,139			$44,578

Amount included in short-term investments		$31,897			$31,707
Amount included in other assets		10,242			12,871

		$42,139			$44,578

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	Includes the fair value of the Put Option of $234 and $323 at March 31, 2009 and December 31, 2008, respectively, related to the offer from UBS to purchase auction-rate securities of $4,100 and $6,575 at March 31, 2009 and December 31, 2008, respectively.

In the three months ended March 31, 2009, auctions for the Company’s auction-rate securities have continued to fail and as a result these securities have become illiquid. The Company concluded that $6,320 (book value) of these securities are unlikely to be liquidated within the next twelve months and classified these securities as long-term investments, which is included in other assets on the condensed consolidated balance sheets.

In October 2008, the Company accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase the Company’s eligible auction-rate securities of $4,100 at par value (the “Put Option”) at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, the Company expects to sell the securities to UBS at par value on June 30, 2010. The Company elected to measure the Put Option under the fair value option of SFAS No. 159 and recorded a corresponding long-term investment, which is included within the auction-rate securities balance for presentation purposes. As a result of accepting the offer, the Company reclassified these auction-rate securities from available-for-sale to trading securities.

Contractual maturities (at book value) of available-for-sale debt securities as of March 31, 2009, were as follows:

(In thousands)

Due within one year	$22,790
Due in 1-5 years	11,094
Due in 5-10 years	—
Due after 10 years	2,220

Total	$36,104

Atmel has classified all investments with maturity dates of 90 days or more as short-term as it has the ability to redeem them within the year.

Note 4	INTANGIBLE ASSETS, NET

Intangible assets, net, consisted of technology licenses and acquisition-related intangible assets as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)

Core/licensed technology	$85,718	$84,718
Accumulated amortization	(70,347)	(69,208)

Total technology licenses	15,371	15,510

Acquisition-related intangible assets	22,360	22,796
Accumulated amortization	(5,369)	(4,185)

Total acquisition-related intangible assets	16,991	18,611

Total intangible assets, net	$32,362	$34,121

Amortization expense for technology licenses for the three months ended March 31, 2009 and 2008 totaled $1,138 and $1,093, respectively. Amortization expense for acquisition-related intangible assets totaled $1,294 and $962 in the three months ended March 31, 2009 and 2008, respectively.

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimated future amortization of the technology licenses and acquisition-related intangible assets:

	Technology	Acquisition-Related
Years Ending December 31:	Licenses	Intangible Assets	Total
		(In thousands)

2009 (April 1 through December 31)	$3,472	$3,584	$7,056
2010	4,285	4,234	8,519
2011	3,587	4,234	7,821
2012	3,221	4,234	7,455
2013	806	705	1,511

Total future amortization	$15,371	$16,991	$32,362

Note 5	BORROWING ARRANGEMENTS

Information with respect to the Company’s debt and capital lease obligations as of March 31, 2009 and December 31, 2008 is shown in the following table:

	March 31,	December 31,
	2009	2008
	(In thousands)

Various interest-bearing notes and term loans	$2,842	$2,835
Bank lines of credit	121,500	125,000
Capital lease obligations	14,878	17,206

Total	$139,220	$145,041
Less: current portion of long-term debt and capital lease obligations	(127,221)	(131,132)

Long-term debt and capital lease obligations due after one year	$11,999	$13,909

Maturities of long-term debt and capital lease obligations are as follows:

Years Ending December 31:
(In thousands)

2009 (April 1 through December 31)	$126,613
2010	5,493
2011	4,548
2012	1,097
2013	—
Thereafter	2,842

140,593
Less: amount representing interest	(1,373)

Total	$139,220

On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165,000 with certain European lenders. This facility is secured by the Company’s non-U.S. trade receivables. At March 31, 2009, the amount outstanding under this facility was $100,000. Borrowings under the facility bear interest at LIBOR plus 2% per annum (approximately 2.94% based on the two month LIBOR at March 31, 2009), while the undrawn portion is subject to a commitment fee of 0.375% per annum. The outstanding balance is subject to repayment in full on the last day of its interest period (every two months). The terms of the facility subject the Company to certain

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial and other covenants and cross-default provisions. The Company was in compliance with these covenants as of March 31, 2009. Commitment fees and amortization of up-front fees paid related to the facility in the three months ended March 31, 2009 and 2008 totaled $297 and $326, respectively, and are included in interest and other (expense) income, net, in the condensed consolidated statements of operations. The outstanding balance under this facility is classified as bank lines of credit in the summary debt table above. As of March 31, 2009, the Company’s eligible non-U.S. trade receivables under this facility declined to approximately $82,728, which required the Company to place $17,272 in a restricted account as additional collateral. This cash restriction is classified as restricted cash on the condensed consolidated balance sheets as of March 31, 2009 and as cash used in financing activities on the condensed consolidated statements of cash flow in the three months ended March 31, 2009.

In December 2004, the Company established a $25,000 revolving line of credit with a domestic bank, which has been extended until September 2009. The interest rate on the revolving line of credit is either the lower of the domestic bank’s prime rate (approximately 3.25% at March 31, 2009) or LIBOR plus 2% (approximately 2.50% based on the one month LIBOR at March 31, 2009). The revolving line of credit is secured by the Company’s U.S. trade receivables and requires the Company to meet certain financial ratios and to comply with other covenants on a periodic basis. The Company was in compliance with these covenants as of March 31, 2009. In February 2009, the Company repaid $3,500 under this line of credit as its eligible U.S. trade receivables declined to approximately $21,500. The outstanding balance under this facility is classified as bank lines of credit in the summary table above.

Of the Company’s remaining outstanding debt obligations of $17,720 as of March 31, 2009, $14,878 are classified as capital leases and $2,842 as interest bearing notes in the summary debt table.

Included within the Company’s outstanding debt obligations are $134,345 of variable-rate debt obligations where the interest rates are based on the Prime Rate, LIBOR index plus 2.0% or the short-term EURIBOR index plus a spread ranging from 0.9% to 2.25%. Approximately $121,500 of the Company’s total debt obligations at March 31, 2009 have cross default provisions.

Note 6	STOCK-BASED COMPENSATION

Option and Employee Stock Purchase Plans

The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of March 31, 2009, 114,000 shares were authorized for issuance under the 2005 Stock Plan, and 31,907 shares of common stock remained available for grant. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options
				Weighted-
			Exercise	Average
	Available	Number of	Price	Exercise Price
	for Grant	Options	per Share	per Share
	(In thousands, except per share data)

Balances, December 31, 2008	30,504	31,263	$1.68-$24.44	$5.54
Restricted stock units issued	(734)	—
Performance-based restricted stock units issued	(83)	—
Adjustment for restricted stock units issued	(637)	—
Restricted stock units cancelled	474	—
Adjustment for restricted stock units cancelled	370	—
Options granted	(3)	3	$3.49-$3.49	3.49
Options cancelled/expired/forfeited	2,016	(2,016)	$2.11-$20.19	6.01
Options exercised	—	(299)	$1.80-$3.67	2.87

Balances, March 31, 2009	31,907	28,951	$1.68-$24.44	$5.53

Restricted stock units are granted from the pool of options available for grant. On May 14, 2008, the Company’s stockholders approved an amendment to its 2005 Stock Plan whereby every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), and stock purchase rights issued on or after May 14, 2008 will be counted against the numerical limit for options available for grant as 1.78 shares in the table above. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements are forfeited or repurchased by the Company and would otherwise return to the 2005 Stock Plan, 1.78 times the number of shares will return to the plan and will again become available for issuance. The Company issued 18,355 restricted stock units from May 14, 2008 to March 31, 2009, resulting in a reduction of 32,671 shares available for grant under the 2005 Stock Plan.

Restricted Stock Units

Activity related to restricted stock units is set forth below:

		Weighted-Average
	Number of	Fair Value
	Shares	Per Share
	(In thousands, except
	per share data)

Balance, December 31, 2008	20,422	4.33
Restricted stock units issued	734	3.16
Performance-based restricted stock units issued	83	3.63
Restricted stock units vested	(715)	3.17
Restricted stock units cancelled	474	4.07

Balance, March 31, 2009	20,998	4.32

During the three months ended March 31, 2009, 715  restricted stock units vested, including 258 units withheld for taxes. These vested restricted stock units had a weighted-average fair value of $3.17 on the vesting dates. As of March 31, 2009, total unearned stock-based compensation related to nonvested restricted stock units previously

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted was approximately $79,836, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.92 years.

During the three months ended March 31, 2008, 88 restricted stock units vested. These vested restricted stock units had a weighted-average fair value of $3.35 on the vesting dates. As of March 31, 2008, total unearned stock-based compensation related to nonvested restricted stock units previously granted was approximately $31,686, excluding forfeitures, and is expected to be recognized over a weighted-average period of 3.7 years.

In the year ended December 31, 2008, the Company issued performance-based restricted stock units to eligible employees for a maximum of 9,914 shares of the Company’s common stock under the 2005 Stock Plan. In the three months ended March 31, 2009, the Company issued performance-based restricted stock units to eligible employees for 83 shares of the Company’s common stock. These restricted stock units vest only if the Company achieves certain quarterly operating margin performance criteria over the performance period of July 1, 2008 to December 31, 2011. Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. The Company recognizes the stock-based compensation expense for its performance-based restricted stock units when management believes it is probable that the Company will achieve certain future quarterly operating margin performance criteria. The Company recorded a credit of $2,092 in the three months ended March 31, 2009 related to the stock-based compensation expense recorded in the year ended December 31, 2008 based on the probability of these performance criteria being achieved.

The following table summarizes the stock options outstanding at March 31, 2009:

Options Outstanding					Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Term (years)	Price	Value	Exercisable	Term (years)	Price	Value
(In thousands, except per prices and life data)

1.68- 3.24	3,443	5.44	$2.49	$3,913	2,529	4.25	$2.26	$3,477
3.26- 3.32	3,516	7.62	3.30	1,149	2,075	6.65	3.29	696
3.41- 4.74	5,452	8.62	4.48	2	1,710	8.16	4.56	1
4.77- 4.92	3,034	7.82	4.90	—	1,420	7.60	4.89	—
4.95- 5.73	3,649	7.39	5.45	—	1,967	7.16	5.46	—
5.75- 6.27	2,551	4.67	5.83	—	2,339	4.19	5.82	—
6.28- 6.28	3,141	7.71	6.28	—	1,558	7.71	6.28	—
6.47- 12.47	2,931	2.45	8.63	—	2,931	2.45	8.63	—
13.06- 21.47	1,218	1.16	16.82	—	1,218	1.16	16.82	—
24.44- 24.44	16	0.96	24.44	—	16	0.96	24.44	—

	28,951	6.50	$5.53	$5,064	17,763	5.28	$6.06	$4,174

During the three months ended March 31, 2009 and 2008, the number of stock options that were exercised was 299 and 303, respectively, which had an intrinsic value of $213 and $401, respectively. Stock options exercised in the three months ended March 31, 2009 and 2008 had an aggregate exercise price of $859 and $634, respectively.

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,	March 31,
	2009	2008

Risk-free interest rate	1.99%	2.50%
Expected life (years)	5.78	5.39
Expected volatility	57%	55%
Expected dividend yield	—	—

The Company’s weighted-average assumptions for the three months ended March 31, 2009 and 2008 were determined in accordance with SFAS No. 123R and are further discussed below.

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

The weighted-average estimated fair values of options granted in the three months ended March 31, 2009 and 2008 were $1.85 and $1.69, respectively.

Employee Stock Purchase Plan

Under the 1991 Employee Stock Purchase Plan (“ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to 10 percent of an employee’s eligible compensation. There were 1,034 purchases under the ESPP in the three months ended March 31, 2009 at an average price of $3.15 per share. There were 1,161 purchases under the ESPP in the three months ended March 31, 2008 at an average price of $3.14 per share. Of the 42,000 shares authorized for issuance under this plan, 5,856 shares were available for issuance at March 31, 2009.

The fair value of each purchase under the ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. The following assumptions were utilized to determine the fair value of the Company’s ESPP shares:

	Three Months Ended
	March 31,	March 31,
	2009	2008

Risk-free interest rate	0.46%	2.07%
Expected life (years)	0.50	0.50
Expected volatility	87%	40%
Expected dividend yield	—	—

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average fair value of the rights to purchase shares under the ESPP for offering periods started in the three months ended March 31, 2009 and 2008 were $1.13 and $0.67, respectively. Cash proceeds for the issuance of shares under the ESPP were $3,250 and $3,643 in the three months ended March 31, 2009 and 2008, respectively.

The components of the Company’s stock-based compensation expense, net of amounts capitalized in inventory, for the three months ended March 31, 2009 and 2008, are summarized below:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In thousands)

Employee stock options	$2,940	$3,743
Employee stock purchase plan	842	447
Restricted stock units	1,197	2,195
Amounts liquidated from (capitalized in) inventory	403	(78)

	$5,382	$6,307

SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation expense incurred in the three months ended March 31, 2009 and 2008, as the Company believes it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchases under SFAS No. 123R in the three months ended March 31, 2009 and 2008, which was recorded as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In thousands)

Cost of revenues	$1,196	$836
Research and development	2,662	2,745
Selling, general and administrative	1,524	2,726

Total stock-based compensation expense, before income taxes	5,382	6,307
Tax benefit	—	—

Total stock-based compensation expense, net of income taxes	$5,382	$6,307

The table above excluded stock-based compensation of $1,891 and $632 in the three months ended March 31, 2009 and 2008, respectively, for former Quantum executives related to the acquisition, which is classified within acquisition-related charges in the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008.

There was no non-employee stock-based compensation expense in the three months ended March 31, 2009 and 2008.

As of March 31, 2009, total unearned compensation expense related to nonvested stock options was approximately $27,585, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.45 years.

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7	ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for Atmel arises from foreign currency translation adjustments, actuarial gains (losses) related to defined benefit pension plans and net unrealized gains (losses) on investments.

The components of accumulated other comprehensive income at March 31, 2009 and December 31, 2008, net of tax, are as follows:

	March 31,		December 31,
	2009		2008
	(In thousands)

Foreign currency translation	$96,170	(1)	$110,108
Actuarial gains related to defined benefit pension plans	3,161		2,284
Net unrealized gains on investments	1,848		1,607

Total accumulated other comprehensive income	$101,179		$113,999

(1)	This amount includes $54,592 related to assets and liabilities held on for sale.

The components of comprehensive (loss) income in the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In thousands)

Net income	$3,626	$6,788

Other comprehensive income:
Foreign currency translation adjustments	(13,938)	37,334
Actuarial gains (losses) related to defined benefit pension plans	877	(237)
Unrealized gains (losses) on investments	241	(1,006)

Other comprehensive (loss) income	(12,820)	36,091

Total comprehensive (loss) income	$(9,194)	$42,879

Note 8	COMMITMENTS AND CONTINGENCIES

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

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Purchase Commitments

At March 31, 2009, the Company had outstanding capital purchase commitments of $1,180. The Company also has a wafer purchase commitment with Tejas Silicon Holding Limited of approximately $95,308, and has completed the supply agreement obligation with a subsidiary of XbyBus SAS, a French corporation as of March 31, 2009.

Contingencies

Litigation

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

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2007, Quantum World Corporation (“Quantum World”) filed a patent infringement suit in the United States District Court for the Eastern District of Texas naming Atmel as a co-defendant, along with Lenovo (United States) Inc., Lenovo Group Limited, Winbond Electronics Corporation and Winbond Electronics Corporation America (collectively “Winbond”), National Semiconductor, and IBM Corporation (“IBM”). The plaintiff claimed that the asserted patents allegedly cover a true random number generator and that the patents were infringed by the manufacture, use, importation and offer for sale of certain Atmel and other products. In December 2008, the plaintiff settled with Atmel and IBM, and the claims against the Company were dismissed without prejudice on January 15, 2009.

In December 2008, co-defendant Lenovo (United States), Inc. (“Lenovo”) filed a motion to enlarge the time allowed to amend its answer in order to add cross-claims for indemnification against the Company and Winbond. Lenovo sought to allege a claim for breach of warranty against infringement under the Uniform Commercial Code, and a claim for breach of contractual and/or common law indemnification to indemnify and hold Lenovo harmless from the plaintiff’s infringement claims. Lenovo sought unspecified damages, an order requiring indemnification, an order requiring the cross-defendants to seek a license or otherwise protect, indemnify, and hold Lenovo harmless against any injunction or other equitable relief the plaintiff may seek, attorneys’ fees and costs for the infringement litigation and the cross-claim, pre-judgment interest, and other relief. The Company and Winbond opposed this motion. In February 2009, Lenovo superseded its motion to enlarge time by filing another motion for leave to amend to allow Lenovo to file a third amended answer, counterclaims against Quantum World, and cross-claims against Atmel and Winbond. The proposed cross-claims against the Company allege a purported breach of a contractual duty to defend Lenovo and a purported breach of an implied warranty under common law and the Uniform Commercial Code, and request Lenovo’s defense costs incurred through January 15, 2009 in the underlying infringement action. On March 20, 2009, the court entered an order advising that it had received notification that Lenovo and Quantum World had reached a settlement and denying as moot all pending motions, including Lenovo’s motion for leave to amend. On April 27, 2009, the court dismissed with prejudice Quantum World’s claims against Lenovo. Should Lenovo continue to pursue a claim for defense costs, the Company will vigorously defend itself.

On September 28, 2007, Matheson Tri-Gas filed suit in Texas state court in Dallas County against the Company. Plaintiff alleges a claim for breach of contract for alleged failure to pay minimum payments under a purchase requirements contract. Matheson seeks unspecified damages, pre- and post-judgment interest, attorneys’ fees and costs. In late November 2007, the Company filed its answer denying liability. In July 2008, the Company filed an amended answer, counterclaim and cross claim seeking among other things a declaratory judgment that a termination agreement has cut off any claim by Matheson for additional payments. A trial is set to commence on September 8, 2009. The Company intends to vigorously defend this action.

Beginning in October 2008, the first of three purported class actions was filed in Delaware Chancery Court against the Company and all current members of its Board of Directors arising out of the unsolicited proposal made on October 1, 2008 by Microchip Technology Inc. (“Microchip”) and ON Semiconductor (“ON”) to acquire the Company. The first two of these cases, Kuhn v. Atmel Corp., and Gebhardt v. Atmel Corp., were filed before the Atmel board had announced its decision with respect to the Microchip/ON proposal, and contain contradictory allegations regarding whether the offer should have been accepted or rejected. Both include allegations that the individual defendants have breached their fiduciary duties and request various forms of injunctive relief. In mid- November 2008, a third case was filed in Delaware Chancery Court, Louisiana Municipal Employees Retirement System v. Laub. Like the other two Delaware cases, Louisiana Municipal Employees is a purported class action case, but it does not name the Company as a defendant. Louisiana Municipal Employees has only one cause of action, for breach of fiduciary duty, and asks the court to declare that the directors breached their fiduciary duty by refusing to consider the Microchip/ON offer in good faith, to invalidate any defensive measures that have been taken, and to award an unspecified amount of compensatory damages. On February 18, 2009, the court consolidated the three Delaware cases. The plaintiffs in the Louisiana Municipal Employees action have filed a motion seeking a permanent injunction, or in the alternative, a preliminary injunction, asking the court to declare that a November 10, 2008 amendment to the Company’s Amended and Restated Preferred Shares Rights Agreement is invalid, alleging

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the definition of the term “Beneficial Ownership” for the number of shares required to trigger the Agreement’s rights provision is too vague. A hearing on the injunction motion will occur on May 19, 2009. In addition, in mid-November 2008, a fourth case arising out of the Microchip/ON proposal, Zucker v. Laub, was filed in California in the Superior Court of Santa Clara County. Zucker is styled as both a derivative complaint brought on behalf of the Company and as a purported class action, and does not name the Company as a defendant. Zucker divides its breach of fiduciary duty claim into four separate causes of action, and asks, among other things, that the Company be required to establish a committee of “truly independent” directors to evaluate the proposed acquisitions and to repeal any defensive measures that have been taken. The defendants moved to stay the Zucker action in favor of the Delaware actions, and the court granted the stay on March 16, 2009. The Company intends to vigorously defend all four of these actions.

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

For hardware, software or technology exported from the U.S. or otherwise subject to U.S. jurisdiction, the Company is subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). Hardware, software or technology exported from other countries may also be subject to local laws and regulations governing international trade. Under these laws and regulations, the Company is responsible for obtaining all necessary licenses or other approvals, if required, for exports of hardware, software, technology, as well as the provision of technical assistance. The Company is also required to obtain export licenses, if required, prior to transferring technical data or software to foreign persons. In addition, the Company is required to obtain necessary export licenses prior to the export or re-export of hardware, software or technology (i) to any person, entity, organization or other party identified on the U.S. Department of Commerce Denied Persons or Entity List, the U.S. Department of Treasury’s Specially Designated Nationals or Blocked Persons List, or the Department of State’s Debarred List; or (ii) for use in nuclear, chemical/biological weapons, or rocket systems or unmanned air vehicle applications. A determination by the U.S. or local government that Atmel has failed to comply with one or more of these export control laws or trade sanctions, including failure to properly restrict an export to the persons, entities or countries set forth on the government restricted party lists,

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from participation in U.S. government contracts. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors, or other third parties. Any one or more of these sanctions or a change in law or regulations could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the product warranty liability during the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In thousands)

Balance at beginning of period	$5,579	$6,789
Accrual for warranties during the period, net of change in estimates	843	1,481
Actual costs incurred	(1,193)	(1,749)

Balance at end of period	$5,229	$6,521

Product warranty liability is included in accrued and other liabilities on the condensed consolidated balance sheets.

Guarantees

During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of March 31, 2009, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements is approximately $2,050. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.

Note 9	INCOME TAXES

For the three months ended March 31, 2009 and 2008, the Company recorded an income tax benefit of $27,693 and a tax provision of $3,198, respectively. The Company recognized certain foreign R&D credits of $26,489 and $3,223 in the three months ended March 31, 2009 and 2008, respectively.

The provision for income taxes for these periods was determined using the annual effective tax rate method by excluding the entities that are not expected to realize tax benefit from the operating losses. As a result, excluding the impact of discrete tax events during the quarter, the provision for income taxes was at a higher consolidated effective rate than would have resulted if all entities were profitable or if losses produced tax benefits.

For 2008, the Company determined that it would require a portion of undistributed earnings repatriated to the U.S. in the form of a cash dividend. As such, for 2008 the Company changed its position to no longer assert permanent reinvestment of undistributed earnings for select foreign entities. For 2009, the Company is maintaining this position and will not assert the permanent reinvestment of the undistributed earnings for certain foreign subsidiaries.

On February 20, 2009, California budget legislation was enacted that will affect the methodology used by corporate taxpayers to apportion income to California. These changes will become effective for the calendar year 2011. The Company believes that these changes will not have a material impact on its results of operation or financial position.

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

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company has tax audits in progress in other foreign jurisdictions. The Company has accrued taxes and related interest and penalties that may be due upon the ultimate resolution of these examinations and for other matters relating to open U.S. Federal, state and foreign tax years in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

While the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, cash flows or financial position, the outcome is subject to uncertainty. The Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense of benefit in the condensed consolidated statements of operations. Income taxes and related interest and penalties due for potential adjustments may result from the resolution of these examinations, and examinations of open U.S. federal, state and foreign jurisdictions. Should the Company be unable to reach agreement with the federal or foreign tax authorities on the various proposed adjustments, there exists the possibility of an adverse material impact on the Company’s results of operations, cash flows and financial position.

On January 1, 2007, the Company adopted FIN 48. Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At March 31, 2009 and December 31, 2008, the Company had $193,983 and $214,857 of unrecognized tax benefits, respectively. The December 31, 2008 balance included unrecognized tax benefits of $25,072 which were not previously disclosed. The absence of this disclosure did not impact the results of operations or financial position of the Company. The decrease in unrecognized tax benefits in the three months ended March 31, 2009 of $20,874 primarily related to the recognition of certain R&D tax credits, as described above.

Included within long-term liabilities at March 31, 2009 and December 31, 2008 were income taxes payable totaling $112,462 and $104,996, respectively.

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

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate net pension expense relating to the two plan types are as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In thousands)

Service costs-benefits earned during the period	$494	$548
Interest cost on projected benefit obligation	438	736
Amortization of actuarial (gain) loss	(3)	58

Net pension expense	$929	$1,342

Interest cost on projected benefit obligation decreased to $438 in the three months ended March 31, 2009 from $736 in the three months ended March 31, 2008, primarily due to the transfer of pension liability in the latter half of 2008 as a result of the Company’s sale of its manufacturing operations in Heilbronn, Germany.

The Company made $11 and $225 in benefit payments in the three months ended March 31, 2009 and 2008, respectively. The Company expects to make $765 in benefit payments in 2009.

The Company’s pension liability represents the present value of estimated future benefits to be paid. With respect to the Company’s unfunded plans in Europe, in the three months ended March 31, 2009, a decrease in inflation rate assumptions used to calculate the present value of the pension obligation resulted in an decrease in the pension liability of $1,177. This decrease in liability was offset in part by an increase in discount rate. This resulted in an increase of $877, net of tax, which was credited to accumulated other comprehensive income in stockholders’ equity in the condensed consolidated balance sheets during the three months ended March 31, 2009, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

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

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company evaluates segment performance based on revenues and income or loss from operations excluding acquisition-related charges, charges for grant repayments, restructuring charges and gains on sale of assets. Interest and other expenses, net, nonrecurring gains and losses, foreign exchange gains and losses and income taxes are not measured by operating segment.

The Company’s wafer manufacturing facilities fabricate integrated circuits for segments as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. Segments are defined by the products they design and sell. They do not make sales to each other. The Company’s net revenues and segment (loss) income from operations for each reportable segment in the three months ended March 31, 2009 and 2008 are as follows:

	Micro-	Nonvolatile	RF and
	Controllers	Memories	Automotive	ASIC	Total
	(In thousands)

Quarter ended March 31, 2009
Net revenues from external customers	$97,047	$63,827	$32,587	$78,032	$271,493
Segment (loss) income from operations	(610)	3,766	(530)	(14,696)	(12,070)
Quarter ended March 31, 2008
Net revenues from external customers	$130,660	$94,993	$70,545	$115,039	$411,237
Segment income (loss) from operations	9,400	10,165	2,758	(6,208)	16,115

The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In thousands)

Total segment (loss) income from operations	$(12,070)	$16,115
Unallocated amounts:
Acquisition-related charges	(5,499)	(3,711)
Charges (credits) for grant repayments	(765)	119
Restructuring charges	(2,352)	(27,908)
Gain on sale of assets	164	30,758

Consolidated (loss) income from operations	$(20,522)	$15,373

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic sources of revenues were as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In thousands)

United States	$48,697	$61,397
Germany	36,370	64,004
France	19,853	37,824
United Kingdom	2,552	5,150
Japan	8,084	24,552
China, including Hong Kong	70,770	86,590
Singapore	15,239	31,317
Rest of Asia-Pacific	35,627	55,374
Rest of Europe	29,998	38,773
Rest of the World	4,303	6,256

Total net revenues	$271,493	$411,237

Net revenues are attributed to countries based on delivery locations.

No single customer accounted for more than 10% of net revenues in the three months ended March 31, 2009 and 2008.

Locations of long-lived assets as of March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)

United States	$121,890	$126,959
Germany	21,850	23,377
France	6,643	200,799
United Kingdom	6,570	6,978
Asia-Pacific	32,907	34,049
Rest of Europe	8,808	13,756

Total	$198,668	$405,918

Excluded from the table above are auction-rate securities of $6,320 and $8,795 as of March 31, 2009 and December 31, 2008, respectively, which are included in other assets on the condensed consolidated balance sheets. Also excluded from the table above as of March 31, 2009 and December 31, 2008 are goodwill of $50,039 and $51,010, respectively, intangible assets, net of $32,362 and $34,121, respectively, deferred income tax assets of $6,527 and $3,921, respectively, and assets held-for-sale of $181,833 and $0, respectively.

Note 12	ASSETS HELD FOR SALE AND GAIN ON SALE OF ASSETS

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

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASIC Business Unit, Including Rousset Fabrication Facility

During the three months ended March 31, 2009, the Company announced its intention to pursue strategic alternatives for its ASIC business, and related manufacturing assets. As a result, the Company assessed the criteria within SFAS No. 144, and determined that the assets and liabilities of the disposal group, which comprised the ASIC business unit, including the fabrication facility in Rousset, France, should be classified as held for sale as of March 31, 2009. The assets and liabilities held for sale are carried on the condensed consolidated balance sheet at March 31, 2009, at their carrying amount, which is less than their fair value, less cost to sell. As management expects to sell the disposal group at an amount, net of cost to sell, that is greater than its carrying value, no impairment charge was recorded during the quarter. Given the current uncertainties in the global economy, there exists a possibility that the Company will sell the disposal group for less than it currently estimates.

In determining the carrying value for the purposes of the SFAS No. 144 impairment assessment, the Company has included foreign currency translation adjustments recorded within stockholders’ equity, in accordance with Emerging Issue Task Force Issue No. 01-05, “Application of FAS 52, Foreign Currency Translation, to an Investment Being Evaluated for Impairment that Will Be Disposed Of.”

As a result of being classified as held for sale, the fixed assets within the disposal group are no longer being depreciated. The expected sale of the ASIC business unit, including the fabrication facility in Rousset, France, does not qualify as discontinued operations as the Company will continue to have cash flows associated with supply agreements that the Company expects to enter into with the potential buyer of the disposal group.

The following table details the assets and liabilities within the disposal group, which are classified as held for sale in the condensed consolidated balance sheet as of March 31, 2009:

(In thousands)

Current assets
Inventory	$77,473
Prepaid and other current assets	38,406

Total current assets held for sale	115,879
Non-current assets
Fixed assets, net	179,430
Other assets	2,403

Total non-current assets held for sale	181,833

Total assets held for sale	$297,712

Current Liabilities
Accounts Payable	$27,464
Payroll related	22,690
Deferred grant	5,262
Trade tax	6,152
Others	2,969

Total current liabilities held for sale	64,537
Pension liability	5,995
Deferred tax	6,143

Total non-current liabilities held for sale	12,138

Total liabilities held for sale	$76,675

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

North Tyneside, United Kingdom

On October 8, 2007, the Company entered into definitive agreements to sell certain wafer fabrication equipment and land and buildings at North Tyneside to Taiwan Semiconductor Manufacturing Company (“TSMC”) and Highbridge Business Park Limited (“Highbridge”) for a total of approximately $124,800. The Company recognized a gain of $30,758 for the sale of the equipment in the three months ended March 31, 2008. The Company vacated the facility in May 2008.

Note 13	RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three months ended March 31, 2009 and 2008, respectively.

	January 1,			Currency	March 31,
	2009			Translation	2009
	Accrual	Charges	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	(2)
Fourth quarter of 2007
Other restructuring charges	218	32	(81)	(2)	167
Second quarter of 2008
Employee termination costs	235	42	(220)	(10)	47
Third quarter of 2008
Employee termination costs	17,575	226	(10,579)	(1,028)	6,194
Fourth quarter of 2008
Employee termination costs	3,438	567	(2,854)	(10)	1,141
First quarter of 2009
Employee termination costs	—	1,485	(37)	(11)	1,437

Total 2009 activity	$23,058	$2,352	$(13,771)	$(1,061)	$10,578	(1)

	January 1,			Currency	March 31,
	2008			Translation	2008
	Accrual	Charges	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	(2)
Fourth quarter of 2006
Employee termination costs	1,324	17	(767)	78	652
Fourth quarter of 2007
Employee termination costs	12,759	1,106	(7,527)	559	6,897
Termination of contract with supplier	—	11,636	(493)	780	11,923
Other exit related costs	—	15,149	(5,766)	892	10,275

Total 2008 activity	$15,675	$27,908	$(14,553)	$2,309	$31,339

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Accrued restructuring charges are classified within accrued and other liabilities on the condensed consolidated balance sheets and are expected to be paid prior to March 31, 2010.

(2)	Relates to a contractual obligation, which is currently subject to litigation.

2009 Restructuring Charges

In the three months ended March 31, 2009, the Company continued to implement the restructuring initiatives announced in 2008 that are discussed below and incurred restructuring charges of $2,352. The charges relating to this initiative consist of the following:

•	Charges of $2,320 related to severance costs resulting from involuntary termination of approximately 70 employees. Employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities” (SFAS No. 146”).

•	Charges of $32 related to facility closure costs.

2008 Restructuring Charges

In the three months ended March 31, 2008, the Company continued to implement the restructuring initiatives announced in 2006 and 2007 and incurred restructuring charges of $27,908.

The Company incurred restructuring charges related to the signing of definitive agreements in October 2007 to sell certain wafer fabrication equipment and real property at North Tyneside to TSMC and Highbridge. As a result of this action, this facility will be closed and all of the employees of the facility will be terminated. In the three months ended March 31, 2008, the Company recorded the following restructuring charges:

•	Charges of $1,106 related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with SFAS No. 146.

•	Charges of $15,149 related to equipment removal and facility closure costs. After production activity ceased, the Company utilized employees as well as outside services to disconnect fabrication equipment, fulfill equipment performance testing requirements of the buyer, and perform facility decontamination and other facility closure-related activity. Included in these costs are labor costs, facility related costs, outside service provider costs, and legal and other fees. Equipment removal activities were substantially complete as of March 31, 2008. Building decontamination and closure related cost activities were substantially completed as of June 30, 2008.

•	Charges of $11,636 related to contract termination charges, primarily associated with a long-term gas supply contract for nitrogen gas utilized in semiconductor manufacturing. The Company is required to pay an early termination penalty including de-installation and removal costs. Other contract termination costs relate to semiconductor equipment support services with minimum payment clauses extending beyond the current period.

Note 14	NET INCOME PER SHARE

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

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In thousands, except per share data)

Net income	$3,626	$6,788

Weighted-average shares — basic	449,685	444,670
Incremental share equivalents related to employee stock options and restricted stock units outstanding	6,746	2,973

Weighted-average shares — diluted	456,431	447,643

Net income per share:
Basic
Net income per share — basic	$0.01	$0.02

Diluted
Net income per share — diluted	$0.01	$0.02

The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In thousands)

Employee stock options and restricted stock units outstanding	55,252	37,668
Incremental share equivalents related to employee stock options and restricted stock units outstanding	(6,746)	(2,973)

Incremental shares and share equivalents excluded from per share calculation	48,506	34,695

Note 15	INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, are summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In thousands)

Interest and other income	$430	$2,407
Interest expense	(1,786)	(4,025)
Foreign exchange transaction losses	(2,189)	(3,769)

Total	$(3,545)	$(5,387)

Note 16	FAIR VALUES OF ASSETS AND LIABILITIES

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

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value Hierarchy

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.

The table below presents the balances of marketable securities measured at fair value on a recurring basis:

	March 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Assets
Corporate equity securities	$131	$131	$—	$—
Auction-rate securities	6,320	—	—	6,320
Corporate debt securities and other obligations	35,688	—	35,688	—

Total	$42,139	$131	$35,688	$6,320

The Company’s investments, with the exception of auction-rate securities, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The Company’s money market securities of $83,605 as of March 31, 2009 are classified within Level 1 as cash and cash equivalents on the condensed consolidated balance sheet. The types of instruments valued based on other observable inputs include corporate debt securities and other obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Auction-rate securities are classified within Level 3 as significant assumptions are not observable in the market. There were no transfers in or out of Level 3 in the three months ended March 31, 2009. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of total assets as of March 31, 2009.

In October 2008, the Company accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase the Company’s eligible auction-rate securities of $4,100 (book value) at par value at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, the Company expects to sell the securities to UBS at par value on June 30, 2010. These auction-rate securities are classified as Level 3.

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in Level 3 assets measured at fair value on a recurring basis is as follows:

	Balance at		Balance at
	January 1,	Sales and Other	March 31,
	2009	Settlements	2009
	(In thousands)

Auction-rate securities	$8,795	$(2,475)	$6,320

Total	$8,795	$(2,475)	$6,320

Note 17	SUBSEQUENT EVENTS

On April 28, 2009, the Company began implementing a workforce reduction of approximately 300 employees, or 5% of the Company’s workforce, which the Company expects to complete by the end of the Company’s 2009 second fiscal quarter. The Company estimates that it will incur restructuring charges of approximately $3,000 related to cash severance payments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008.

FORWARD LOOKING STATEMENTS

You should read the following discussion of our financial condition and results of operations in conjunction with our Condensed Consolidated Financial Statements and the related “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2009, our anticipated revenues by geographic area, operating expenses and liquidity, factory utilization, the effect of our strategic transactions, restructuring and other strategic efforts and our expectations regarding the effects of exchange rates and efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, and in Item 1A — Risk Factors, and elsewhere in this Form 10-Q and similar discussions in our other filings with the SEC, including our Annual Report on Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-Q.

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

We develop process technologies to ensure our products provide the maximum possible performance. In the three months ended March 31, 2009, we manufactured approximately 89% of our products in our own wafer fabrication facilities.

Our operating segments consist of the following: (1) microcontroller products (Microcontroller); (2) nonvolatile memory products (Nonvolatile Memory); (3) radio frequency and automotive products (RF and Automotive); and (4) application specific integrated circuits (ASICs).

Net revenues decreased to $271 million in the three months ended March 31, 2009 from $411 million in the three months ended March 31, 2008, a decrease of $140 million, as global economic weakness translated to customers pushing out or cancelling orders due to reduced demand for electronic products. In addition, reduced inventory levels held in distribution also resulted in reduced shipments levels compared to prior periods. The decrease in net revenues in the RF and Automotive segment of $38 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily related to significant global declines in automotive markets, along with reduced shipment quantities for BiCMOS foundry products related to communication chipsets for code-division multiple access (“CDMA”) phones. We exited the CDMA foundry business in 2008. Microcontroller segment net revenues decreased $34 million in the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to a decrease in AVR net revenues of $31 million. Nonvolatile Memory segment net revenue decreased $31 million in the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to reduced demand and lower pricing for Serial EEPROM and Serial Flash products. ASIC segment net revenues decreased $37 million primarily due to lower shipments of our custom ASICs and decreased demand for telecom market products.

Gross margin declined to 35.1% in the three months ended March 31, 2009, compared to 35.5% in the three months ended March 31, 2008. Gross margin in the three months ended March 31, 2009 was negatively impacted by factory under utilization costs, as well as excess and obsolete charges related to inventory. Expense related to these two items reduced gross margin by approximately $15 million in total or 5.5% of net revenue compared to the three months ended March 31, 2008.

Selling, general and administrative (“SG&A”) expenses decreased 14% in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. These decreases were mainly a result of cost reduction actions affecting salaries and benefits, travel expenses, as well as legal and consulting expenses. Cost reductions were partially offset by $5 million in charges for unsolicited merger and acquisition expenses in the three months ended March 31, 2009.

We continue to take significant actions to improve operational efficiencies and further reduce costs. During the three months ended March 31, 2009 and 2008, we incurred $2 million and $28 million, respectively, in restructuring charges related to headcount reductions primarily in our manufacturing operations.

Benefit from income taxes totaled $28 million in the three months ended March 31, 2009, compared to a provision for income taxes of $3 million in the three months ended March 31, 2008. The tax benefit recorded in the three months ended March 31, 2009 is related to the release of certain foreign R&D tax credits.

Cash provided by operating activities totaled $6 million in the three months ended March 31, 2009, compared to cash utilized of $40 million in the three months ended March 31, 2008. At March 31, 2009, our cash, cash equivalents and short-term investments totaled $417 million, compared to $441 million at December 31, 2008. Our total debt decreased to $139 million at March 31, 2009 from $145 million at December 31, 2008 due to debt repayments. Our current liabilities decreased to $453 million at March 31, 2009 from $496 million at December 31, 2008.

On March 6, 2008, we acquired Quantum Research Group Ltd. (“Quantum”) for an initial purchase price of $96 million, subsequently increased to $105 million due to contingent consideration earned. The results of operations of Quantum are included in our Microcontroller segment from the date of acquisition.

We announced our intention to evaluate strategic alternatives for our ASIC business in the three months ended March 31, 2009. We have classified the assets and liabilities of the ASIC business unit, including the fabrication facility in Rousset, France, as held for sale as of March 31, 2009. The assets and liabilities held for sale are carried on the condensed consolidated balance sheet at March 31, 2009, at their carrying amount, which is less than their fair value, less cost to sell. As management expects to sell the disposal group at an amount, net of cost to sell, that is greater than its carrying value, no impairment charge was recorded during the quarter. Given the current uncertainties in the global economy, there exists a possibility that we will sell the disposal group for less than we currently estimate.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31, 2009		March 31, 2008
	(In thousands, except percentage of net revenues

Net revenues	$271,493	100.0%	$411,237	100.0%
Gross profit	95,405	35.1%	146,054	35.5%
Research and development	52,557	19.4%	66,377	16.1%
Selling, general and administrative	54,918	20.2%	63,562	15.5%
Acquisition-related charges	5,499	2.0%	3,711	0.9%
Charges for grant repayments	765	0.3%	(119)	0.0%
Restructuring charges	2,352	0.9%	27,908	6.8%
Gain on sale of assets	(164)	(0.1)%	(30,758)	(7.5)%

(Loss) income from operations	$(20,522)	(7.6)%	$15,373	3.7%

Net Revenues

Net revenues decreased to $271 million in the three months ended March 31, 2009 from $411 million in the three months ended March 31, 2008, a decrease of $140 million, as global economic weakness translated to customers pushing out or cancelling orders due to reduced demand for electronic products. In addition, reduced inventory levels held in distribution also resulted in reduced shipment levels compared to prior periods. The decrease in net revenues in the RF and Automotive segment of $38 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily related to significant global declines in automotive markets, along with reduced shipment quantities for BiCMOS foundry products related to communication chipsets for CDMA phones. We exited the CDMA foundry business in 2008. Microcontroller segment net revenues decreased $34 million in the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to a decrease in AVR net revenues of $31 million. Nonvolatile Memory segment net revenue decreased $31 million in the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to reduced demand and lower pricing for Serial EEPROM and Serial Flash products. ASIC segment net revenues decreased $37 million primarily due to lower shipments of our custom ASICs and decreased demand for telecom market products.

Average exchange rates utilized to translate foreign currency net revenues in Euro were approximately 1.32 and 1.47 Euro to the dollar in the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, changes in foreign exchange rates had an unfavorable impact on net revenues. Had average exchange rates remained the same during the three months ended March 31, 2009 as the average exchange rates in effect for the three months ended March 31, 2008, our reported net revenues for the three months ended March 31, 2009 would have been $6 million higher.

Net Revenues — By Operating Segment

Our net revenues by segment for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 are summarized as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008	Change	% Change
	(In thousands, except for percentages)

Microcontroller	$97,047	$130,660	$(33,613)	(26)%
Nonvolatile Memory	63,827	94,993	(31,166)	(33)%
RF and Automotive	32,587	70,545	(37,958)	(54)%
ASIC	78,032	115,039	$(37,007)	(32)%

Total net revenues	$271,493	$411,237	$(139,744)	(34)%

Microcontroller

Microcontroller segment net revenues decreased by 26% or $34 million to $97 million in the three months ended March 31, 2009, compared to $131 million in the three months ended March 31, 2008. The decrease in net revenues in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 resulted primarily due to weaknesses in Asia, as we experienced significant reductions in shipments to handset and consumer customers during the quarter. Revenue for products acquired from Quantum is included as part of our Microcontroller operating segment.

Nonvolatile Memory

Nonvolatile Memory segment revenues decreased by 33% or $31 million to $64 million in the three months ended March 31, 2009, compared to $95 million in the three months ended March 31, 2008. This decrease was primarily due to decrease in shipments of our Serial EEPROM and Serial Flash memory products resulting in a decrease of revenue by $18 million and $11 million, respectively. Markets for our nonvolatile memory products are more competitive than other markets we sell to, and as a result, our memory products are subject to greater declines in average selling prices than products in our other segments. Competitive pressures and reduced global demand are among several factors causing continued pricing declines in the three months ended March 31, 2009.

RF and Automotive

RF and Automotive segment revenues decreased by 54% or $38 million to $33 million in the three months ended March 31, 2009, compared to $71 million in the three months ended March 31, 2008. The decrease in net revenues in the RF and Automotive segment was primarily related to significant global declines in automotive markets, along with reduced shipment quantities for BiCMOS foundry products related to communication chipsets for CDMA phones. The decrease in net revenues in the RF and Automotive segment was primarily related to significant global declines in automotive markets. RF and Automotive segment net revenues decreased $38 million as a result of reduced shipments for BiCMOS foundry products related to communication chipsets for CDMA phones of $11 million and a decrease in other automotive product shipments of $27 million compared to the three months ended March 31, 2008. We exited the CDMA foundry business in 2008.

ASIC

ASIC segment net revenues decreased by 32% or $37 million to $78 million in the three months ended March 31, 2009, compared to $115 million in the three months ended March 31, 2008. ASIC segment net revenues decreased in the three months ended March 31, 2009 primarily due to smart card product net revenues declining $18 million, or 37%, compared to the three months ended March 31, 2008 as a result of reduced global demand and lower inventory levels held in distribution and a decrease in net revenue of $15 million of custom ASIC products.

Net Revenues — By Geographic Area

Our net revenues by geographic areas in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 are summarized as follows (revenues are attributed to countries based on delivery locations):

	Three Months Ended
	March 31,	March 31,
	2009	2008	Change	% Change
	(In thousands, except for percentages)

United States	$48,697	$61,397	$(12,700)	(21)%
Europe	88,773	145,751	(56,978)	(39)%
Asia	129,720	197,833	(68,113)	(34)%
Other*	4,303	6,256	(1,953)	(31)%

Total net revenues	$271,493	$411,237	$(139,744)	(34)%

*	Primarily includes South Africa and Central and South America

Net revenues outside the United States accounted for 82% of our net revenues in the three months ended March 31, 2009, compared to 85% in the three months ended March 31, 2008.

Our net revenues in Asia decreased by $68 million, or 34% in the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to lower shipments of memory and microcontroller products as a result of the overall economic slowdown, as well as reduced demand resulting from lower OEM and distribution inventory levels.

Our net revenues in Europe decreased by $57 million, or 39%, in the three months ended March 31, 2009, compared to the three months ended March 31, 2008, due to both lower volume shipments of both Smartcard and automotive products.

Our net revenues in the United States decreased by $13 million, or 21%, in the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The decrease was primarily due to United States-based customers continuing to redirect deliveries from domestic operations to lower cost overseas operations, as well as reduced shipments to United States-based distributors.

While net revenues in Asia declined in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, we expect that Asia net revenues will grow more rapidly than other regions in the future. Net revenues in Asia may be impacted in the future as we refine our distribution strategy and optimize our distributor base in Asia. It may take time for us to identify financially viable distributors and help them develop high quality support services. There can be no assurances that we will be able to manage this optimization process in an efficient and timely manner.

Effective July 1, 2008, we entered into revised agreements with certain European distributors that allow additional rights, including future price concessions at the time of resale, price protection, and the right to return products upon termination of the distribution agreement. As a result of uncertainties over finalization of pricing for shipments to these distributors, revenues and related costs are deferred until the products are sold by the distributors to their end customers. We consider that the sale prices are not “fixed or determinable” at the time of shipment to these distributors.

Revenues and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates, primarily the Euro, have had a significant impact on our net revenues and operating costs. Net revenues denominated in foreign currencies, were 24% and 23% of our total net revenues in the three months ended March 31, 2009 and 2008, respectively. Net revenues denominated in Euro were 23% and 22% of our total net revenues in the three months ended March 31, 2009 and 2008, respectively. Net revenues denominated in Japanese Yen amounted to approximately 1% of our total net revenues in both the three months ended March 31, 2009 and 2008. Costs denominated in foreign currencies, primarily the Euro, were approximately 43% and 49% of our total costs in the three months ended March 31, 2009 and 2008, respectively. Costs denominated in Euro were 39% and 45% of our total costs in the three months ended March 31, 2009 and 2008, respectively. Net revenues included 48 million Euro in the three months ended March 31, 2009, compared to 62 million in the three months ended March 31, 2008. Operating expenses in Euro decreased to approximately 83 million Euro in the three months ended March 31, 2009, compared to 121 million Euro in operating expenses in the three months ended March 31, 2008. Operating expenses in Euro declined by approximately 38 million Euro in the three months ended March 31, 2009, compared to the three months ended March 31, 2008, due to cost cutting initiatives taken in the year ended December 31, 2008.

Average exchange rates utilized to translate foreign currency revenues and expenses in were 1.32 and 1.47 Euro to the dollar in the three months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009, changes in foreign exchange rates had an unfavorable impact on net revenue but a favorable impact on operating costs and income from operations. Had average exchange rates remained the same in the three months ended March 31, 2009 as the average exchange rates in effect in the three months ended March 31, 2008, our reported revenues in the three months ended March 31, 2009, would have been $6 million higher. However, as discussed above, our foreign currency expenses exceed foreign currency revenues. For the three months ended March 31, 2009, 43% of our operating expenses were denominated in foreign currencies, primarily the Euro. Had average exchange rates in the three months ended March 31, 2009 remained the same as the average exchange rates in the three months ended March 31, 2008, our operating expenses would have been $16 million higher (relating to cost of revenues of $8 million; research and development expenses of $5 million; and selling, general and administrative expenses of $3 million). The net effect resulted in a decrease to loss from operations of $10 million in the three months ended March 31, 2009 as a result of favorable exchange rates in effect for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

Cost of Revenues and Gross Margin

Gross margin declined to 35.1% in the three months ended March 31, 2009, compared to 35.5% in the three months ended March 31, 2008. Gross margin in the three months ended March 31, 2009 was negatively impacted by factory under utilization costs, as well as excess and obsolete charges related to inventory. Expense related to these two items reduced gross margin by approximately $15 million in total, or 5.5% of net revenue compared to the three months ended March 31, 2008.

We develop our own manufacturing process technologies to ensure our products provide the maximum possible performance. In the three months ended March 31, 2009, we manufactured 89% of our products in our own wafer fabrication facilities.

Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves and freight costs. Our gross margin as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.

We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a reduction to cost of revenues for such grants of $0.1 million and $0.4 million in the three months ended March 31, 2009 and 2008, respectively.

Research and Development

Research and development (“R&D”) expenses decreased by 21% or $13 million to $53 million in the three months ended March 31, 2009 from $66 million in the three months ended March 31, 2008. In the three months ended March 31, 2009, we continued to reduce spending on non-core product development programs and focused our spending on fewer, higher return projects, with increasing emphasis on Microcontroller and Touchscreen related products. We have also reduced spending on proprietary fabrication process development, as we expect to utilize more industry standard manufacturing processes in future periods.

R&D expenses in the three months ended March 31, 2009 decreased compared to the three months ended March 31, 2008, primarily due to decreases in salaries and benefits of $9 million as a result of restructuring initiatives announced in 2008, depreciation expenses of $4 million partly as a result of suspending depreciation of assets due to classifying ASIC-related long-lived assets as held for sale during the quarter, non-recurring engineering project costs, net, of $2 million, and lower spending on professional services of $2 million, which were offset by in part by an increase in development wafers used in technology development of $2 million. R&D expenses, including the items described above, in the three months ended March 31, 2009, were favorably impacted by approximately $5 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred in the three months ended March 31, 2008. As a percentage of net revenues, R&D expenses totaled 19% and 16% in the three months ended March 31, 2009 and 2008, respectively.

We continue to invest in developing a variety of product areas and process technologies, including embedded CMOS technology, logic and nonvolatile memory to be manufactured at 0.13 and 0.09 micron line widths, as well as investments in SiGe BiCMOS technology to be manufactured at 0.18 micron line widths. We also continue to purchase or license technology when necessary in order to bring products to market in a timely fashion. We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve. We continue to re-focus our R&D resources on fewer, but more profitable development projects.

We receive R&D grants from various European research organizations, the benefit for which is recognized as an offset to related costs. In the three months ended March 31, 2009 and 2008, we recognized $3 million and $5 million, respectively, in research grant benefits.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by 14% or $9 million to $55 million in the three months ended March 31, 2009, from $64 million in the three months ended March 31, 2008. The decrease in SG&A expenses in the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was due to cost reduction efforts that resulted in decreases in employee salaries and benefits of $4 million, consulting and legal fees of $3 million, travel expenses of $2 million, and a decrease in stock-based compensation of $1 million, as well as bad debt recovery of $2 million, offset in part by $5 million of unsolicited mergers and acquisition expense. We implemented significant cost reduction measures in the fourth quarter of 2008 and the first quarter of 2009 in response to lower revenue levels. These measures include executive salary reductions, restricted travel costs, mandatory time off for substantially all employees, and reduced promotional spending. SG&A expenses, including the items described above, in the three months ended March 31, 2009, were favorably impacted by approximately $3 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred in the three months ended March 31, 2008. As a percentage of net revenues, SG&A expenses totaled 20% and 15% in the three months ended March 31, 2009 and 2008, respectively.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at measurement date, based on the fair value of the award which is computed using a Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period.

Stock-based compensation expense under SFAS No. 123R was $5 million and $6 million in the three months ended March 31, 2009 and 2008, respectively. Stock-based compensation expense decreased primarily due to the reversal of previously recognized stock-based compensation of $2 million related to our performance-based restricted stock plan based on the probability of these performance criteria being achieved.

Acquisition-Related Charges

We recorded total acquisition-related charges of $5 million and $4 million in the three months ended March 31, 2009 and 2008, respectively, related to the acquisition of Quantum, which is comprised of the following components below:

We recorded amortization of intangible assets of $1 million in each of the three months ended March 31, 2009 and 2008 associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. These assets are amortized over three to five years. We estimate charges related to amortization of intangible assets will be approximately $1 million per quarter for the remaining quarters of 2009.

In the three months ended March 31, 2008, we recorded a charge of $1 million associated with acquired in-process research and development (“IPR&D”) in connection with the acquisition of Quantum. No charges were recorded in the three months ended March 31, 2009. Our methodology for allocating the purchase price to IPR&D involves established valuation techniques utilized in the high-technology industry.

We agreed to pay additional amounts to former key executives of Quantum contingent upon continuing employment over a three year period. We agreed to pay up to $32 million, including the value of 5.3 million shares of our common stock. These payments are accrued over the employment period and recorded as compensation expense, calculated on an accelerated basis. During the three months ended March 31, 2009, we recorded $2 million of compensation expense as acquisition-related charges. We estimate charges related to these compensation agreements to total approximately $2 million per quarter for the remaining quarters of 2009. We made cash payments of $11 million to the former Quantum employees in the three months ended March 31, 2009.

Charges for Grant Repayments

In the fourth quarter of 2006, we announced our intention to close our design facility in Greece and sell our manufacturing facility in North Tyneside, United Kingdom. We recorded a charge of $30 million in the fourth quarter of 2006 associated with the expected repayment of subsidy grants previously received and recognized related to grant agreements with government agencies at these locations. In the three months ended March 31, 2009, we recorded $0.8 million related to further grant repayment requirements along with accrued interest related to the expected repayment of subsidy grants.

Gain on Sale of Assets

In the three months ended March 31, 2009, we incurred a gain on sale of assets of $0.2 million related to the sale of the Heilbronn fabrication facility in 2008.

On October 8, 2007, we entered into definitive agreements to sell certain wafer fabrication equipment and land and buildings at North Tyneside to Taiwan Semiconductor Manufacturing Company (“TSMC”) and Highbridge Business Park Limited (“Highbridge”) for a total of approximately $125 million. We ended production and delivered substantially all of the equipment in the first quarter of 2008. As a result, we recognized a gain of $31 million for the sale of the equipment in the three months ended March 31, 2008. We vacated the facility in May 2008.

Restructuring Charges

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three months ended March 31, 2009 and 2008:

	January 1,			Currency	March 31,
	2009			Translation	2009
	Accrual	Charges	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2007
Other restructuring charges	218	32	(81)	(2)	167
Second quarter of 2008
Employee termination costs	235	42	(220)	(10)	47
Third quarter of 2008
Employee termination costs	17,575	226	(10,579)	(1,028)	6,194
Fourth quarter of 2008
Employee termination costs	3,438	567	(2,854)	(10)	1,141
First quarter of 2009
Employee termination costs	—	1,485	(37)	(11)	1,437

Total 2009 activity	$23,058	$2,352	$(13,771)	$(1,061)	$10,578

	January 1,			Currency	March 31,
	2008			Translation	2008
	Accrual	Charges	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2006
Employee termination costs	1,324	17	(767)	78	652
Fourth quarter of 2007
Employee termination costs	12,759	1,106	(7,527)	559	6,897
Termination of contract with supplier	—	11,636	(493)	780	11,923
Other exit related costs	—	15,149	(5,766)	892	10,275

Total 2008 activity	$15,675	$27,908	$(14,553)	$2,309	$31,339

2009 Restructuring Charges

In the three months ended March 31, 2009, we continued to implement the restructuring initiatives announced in 2008 which are discussed below and incurred restructuring charges of $2 million. The charges relating to this initiative consist of the following:

•	Charges of $2 million related to severance costs resulting from involuntary termination of approximately 70 employees. Employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities” (SFAS No. 146”).

•	Charges of $0.1 million related to facility closure cost.

2008 Restructuring Charges

In the three months ended March 31, 2008, we continued to implement the restructuring initiative announced in 2006 and 2007 and incurred restructuring charges of $28 million.

We incurred restructuring charges related to the signing of definitive agreements in October 2007 to sell certain wafer fabrication equipment and real property at North Tyneside to TSMC and Highbridge. As a result of this action, this facility will be closed and all of the employees of the facility will be terminated. In the three months ended March 31, 2008, we recorded the following restructuring charges:

•	Charges of $1 million in severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with SFAS No. 146.

•	Charges of $15 million related to equipment removal and facility closure costs. After production activity ceased, we utilized employees as well as outside services to disconnect fabrication equipment, fulfill equipment performance testing requirements of the buyer, and perform facility decontamination and other facility closure-related activity. Included in these costs are labor costs, facility related costs, outside service provider costs, and legal and other fees. Equipment removal activities were substantially complete as of March 31, 2008. Building decontamination and closure related cost activities were substantially completed as of June 30, 2008.

•	Charges of $12 million related to contract termination charges, primarily associated with a long-term gas supply contract for nitrogen gas utilized in semiconductor manufacturing. We are required to pay an early termination penalty including de-installation and removal costs. Other contract termination costs relate to semiconductor equipment support services with minimum payment clauses extending beyond the current period.

Interest and Other Expense, Net

Interest and other expense, net, was $4 million in the three months ended March 31, 2009, compared to $5 million in the three months ended March 31, 2008. The decrease was primarily due to a decrease in interest expense of $2 million as a result of a drop in interest rate on our borrowings and a decrease of $2 million in foreign exchange transaction losses.

Income Taxes

For the three months ended March 31, 2009 and 2008, we recorded an income tax benefit of $28 million and a tax provision of $3 million, respectively. We recognized certain R&D credits of $26 million and $3 million in the three months ended March 31, 2009 and 2008, respectively.

The provision for income taxes for these periods was determined using the annual effective tax rate method by excluding the entities that are not expected to realize tax benefit from the operating losses. As a result, excluding the impact of discrete tax events during the quarter, the provision for income taxes was at a higher consolidated effective rate than would have resulted if all entities were profitable or if losses produced tax benefits.

For 2008, we determined that we would require a portion of undistributed earnings repatriated to the U.S. in the form of a cash dividend. As such, for 2008 we changed our position to no longer assert permanent reinvestment of undistributed earnings for select foreign entities. For 2009, we are maintaining this position and will not assert the permanent reinvestment of the undistributed earnings for certain foreign subsidiaries

On February 20, 2009, California budget legislation was enacted that will affect the methodology used by corporate taxpayers to apportion income to California. These changes will become effective for the calendar year 2011. We believe that these changes will not have a material impact on our results of operation or financial position.

In 2005, the Internal Revenue Service (“IRS”) proposed adjustments to our U.S. income tax returns for the years 2000 and 2001. In January 2007, after subsequent discussions with us, the IRS revised the proposed adjustments for these years. We have protested these proposed adjustments and are currently pursuing administrative review with the IRS Appeals Division. In May 2007, the IRS proposed adjustments to our U.S. income tax returns for the years 2002 and 2003. We filed a protest to these proposed adjustments and are currently pursuing administrative review with the IRS Appeals Division.

In addition, we have tax audits in progress in other foreign jurisdictions. We have accrued taxes and related interest and penalties that may be due upon the ultimate resolution of these examinations and for other matters relating to open U.S. Federal, state and foreign tax years in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

While we believe that the resolution of these audits will not have a material adverse impact on our results of operations, cash flows or financial position, the outcome is subject to uncertainty. We recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense of benefit in the condensed consolidated statements of operations. Income taxes and related interest and penalties due for potential adjustments may result from the resolution of these examinations, and examinations of open U.S. federal, state and foreign jurisdictions. Should we be unable to reach agreement with the federal or foreign tax authorities on the various proposed adjustments, there exists the possibility of an adverse material impact on the results of our operations, cash flows and financial position.

On January 1, 2007, we adopted FIN 48. Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At March 31, 2009 and December 31, 2008, we had $194 million and $215 million of unrecognized tax benefits, respectively. The December 31, 2008 balance included unrecognized tax benefits of $25 million which were not previously disclosed. The absence of this disclosure did not impact our results of operations or financial position.

The decrease in unrecognized tax benefits in the three months ended March 31, 2009 of $21 million primarily related to the recognition of certain R&D tax credits, as described above.

Additionally, we believe that it is reasonably possible that the IRS audit may be resolved within the next twelve months. However, because of the continuing uncertainty regarding the resolution of the various issues under audit, we are not able to accurately estimate a possible range of the change to the reserve for the uncertain tax positions.

Liquidity and Capital Resources

At March 31, 2009, we had $417 million of cash and cash equivalents and short-term investments (excluding restricted cash) compared to $441 million at December 31, 2008. This amount excludes $17 million reclassified to restricted cash related to our bank lines of credit, as additional collateral was required due to the decrease in accounts receivable serving as the borrowing base. Our current ratio, calculated as total current assets divided by total current liabilities, was 2.24 at March 31, 2009, an increase of 0.17 from 2.07 at December 31, 2008. We have reduced our debt obligations to $139 million at March 31, 2009, from $145 million at December 31, 2008. Working capital calculated as total current assets less total current liabilities increased by $32 million to $563 million at March 31, 2009, compared to $531 million at December 31, 2008.

Approximately $6 million of our long-term investment portfolio at March 31, 2009 was invested in auction-rate securities, compared to $9 million at December 31, 2008. In the three months ended March 31, 2009, approximately $3 million of auction-rate securities were redeemed at par value. These auction-rate securities were reclassified as long-term investments within other assets on the condensed consolidated balance sheet as of March 31, 2009 and December 31, 2008, as they are not expected to be liquidated within the next twelve months. In October 2008, we accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase our eligible auction-rate securities of $4 million at par value at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, we expect to sell the securities to UBS at par value on June 30, 2010.

Operating Activities

Net cash provided by operating activities was $6 million in the three months ended March 31, 2009 compared to $40 million used in operating activities in the three months ended March 31, 2008. Net cash provided by operating activities in the three months ended March 31, 2009 was primarily due a decrease in accounts receivable of $12 million and the receipt of a tax refund of $17 million, offset in part by restructuring payments of $14 million. Net cash used in operating activities in the three months ended March 31, 2008 was primarily due to the payment of a government grant liability of approximately $40 million and restructuring costs of $14 million related to the closure of our North Tyneside, UK manufacturing facility, as well as an increase in accounts receivable of $15 million.

Accounts receivable decreased by 6% or $12 million to $173 million at March 31, 2009, from $185 million at December 31, 2008, primarily due to lower revenue in the three months ended March 31, 2009. The average days of accounts receivable outstanding (“DSO”) increased to 58 days at March 31, 2009, from 50 days at December 31, 2008. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures or longer customer payment patterns, our DSO and cash flows from operating activities would be negatively affected.

Increases in inventories generated $1 million of operating cash flows in the three months ended March 31, 2009, compared to a decrease in inventories which provided $18 million in the three months ended March 31, 2008. Our days of inventory decreased to 127 days at March 31, 2009, from 148 days at December 31, 2008, primarily due to $77 million of inventory classified as held for sale as of March 31, 2009, related to the potential sale of the ASIC business. Inventories consist of raw wafers, purchased specialty wafers, work-in-process and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.

Reduction of accounts payable balances utilized $1 million of operating cash flows in the three months ended March 31, 2009. We classified $27 million of accounts payable as held for sale as of March 31, 2009 related to the potential sale of the ASIC business.

In the three months ended March 31, 2009, we made cash payments of $11 million to the former Quantum employees.

Investing Activities

Net cash used in investing activities was $9 million in the three months ended March 31, 2009, compared to $25 million in the three months ended March 31, 2008. During the three months ended March 31, 2009, we paid approximately $3 million related to the acquisition of Quantum, $6 million for acquisitions of fixed assets and intangible assets, and an increase to other assets related to restricted cash of $2 million for our workers’ compensation insurance. We anticipate expenditures for capital purchases will be between $25 million and $35 million for 2009, which will be used to maintain existing equipment, provide additional testing capacity and, to a limited extent, for equipment to develop advanced process technologies.

Financing Activities

Net cash used in financing activities was $19 million in the three months ended March 31, 2009, compared to $6 million in the three months ended March 31, 2008. We continued to pay down debt, with repayments of principal balances on capital leases and other debt totaling $5 million in the three months ended March 31, 2009, compared to $10 million in the three months ended March 31, 2008. Proceeds from the issuance of common stock totaled $4 million for both the three months ended March 31, 2009 and 2008. We reclassified restricted cash related to our bank lines of credit by $17 million in the three months ended March 31, 2009 as additional collateral was required due to a decrease in our accounts receivable serving as the borrowing base.

We believe that our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, equipment lease financing, and other short-term and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

During the next twelve months, we expect our operations to generate positive cash flow, however, a significant portion of cash will be used to repay debt and make capital investments and satisfy restructuring commitments. We expect that we will have sufficient cash from operations and financing sources to meet all debt obligations. We made $4 million in cash payments for capital equipment in the three months ended March 31, 2008, and we expect our cash payments for capital expenditures to be between $25 million to $35 million in 2009. Debt obligations outstanding at March 31, 2009, which are classified as short-term, totaled $127 million. We paid $14 million and $15 million in restructuring payments, primarily for employee severance, during the quarters ended March 31, 2009 and 2008, respectively. We expect to pay out approximately $8 million to $12 million in further restructuring payments during the remaining quarters of 2009. During the remainder of 2009 and future years, our capacity to make necessary capital investments will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary.

There were no material changes in our contractual obligations and rights outside of the ordinary course of business or other material changes in our financial condition in the three months ended March 31, 2009 to that described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on March 2, 2009.

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either our subsidiaries or us. As of March 31, 2009, the maximum potential amount of future payments that we could be required to make under these guarantee agreements is approximately $2 million. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

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

We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts and sales returns, accounting for income taxes, valuation of inventory, fixed assets, stock-based compensation, restructuring charges and litigation have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on March 2, 2009.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP No. 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP No. 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP No. 157-4 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP No. 115-2/124-2”). FSP No. 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP No. 115-2/124-2, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP No. 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP No. 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP No. 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). FSP EITF No. 03-06-01 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Effective January 1, 2009, we adopted FSP EITF No. 03-6-1. The adoption of FSP EITF No. 03-6-1 did not have a material impact to our condensed consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. Effective January 1, 2009, we adopted FSP FAS No. 142-3. The adoption of FSP FAS No. 142-3 did not have a material impact to our condensed consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Effective January 1, 2009, we adopted SFAS No. 161. The adoption of SFAS No. 161 did not have a material impact to our condensed consolidated results of operations and financial condition.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurements”, for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Effective January 1, 2009, we adopted FSP FAS No. 157-2. The adoption of FSP FAS No. 157-2 did not have a material impact to our condensed consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. Effective January 1, 2009, we adopted SFAS No. 141R. The adoption of SFAS No. 141R did not have a material impact to our condensed consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 31, 2008. Effective January 1, 2009, we adopted SFAS No. 160. The adoption of SFAS No. 160 had no impact on our condensed consolidated results of operations and financial condition as we currently have no non-controlling interests.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the condensed consolidated balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through March 31, 2009. In addition, certain of our borrowings are at floating rates, so this would act as a natural hedge.

We have short-term debt, long-term debt and capital leases totaling $139 million at March 31, 2009. Approximately $5 million of these borrowings have fixed interest rates. We have approximately $134 million of floating interest rate debt, of which approximately $13 million is Euro denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.

The following table summarizes our variable-rate debt exposed to interest rate risk as of March 31, 2009. All fair market values are shown net of applicable premium or discount, if any.

							Total
							Variable-Rate
							Debt
	Payments by Due Year						Outstanding at
	2009*	2010	2011	2012	2013	Thereafter	March 31, 2009
	(In thousands)

30 day USD LIBOR weighted-average interest rate basis(1) — Revolving line of credit due 2009	$21,500	$—	$—	$—	$—	$—	$21,500

Total of 30 day USD LIBOR rate debt	$21,500	$—	$—	$—	$—	$—	$21,500
60 day USD LIBOR weighted-average interest rate basis(1) — Revolving line of credit	$100,000	$—	$—	$—	$—	$—	$100,000

Total of 60 day USD LIBOR rate debt	$100,000	$—	$—	$—	$—	$—	$100,000
90 day EURIBOR weighted-average interest rate basis(1) — Capital leases	$3,208	$4,277	$4,277	$1,083	$—	$—	$12,845

Total of 90 day USD EURIBOR rate debt	$3,208	$4,277	$4,277	$1,083	$—	$—	$12,845

Total variable-rate debt	$124,708	$4,277	$4,277	$1,083	$—	$—	$134,345

*	Represents payments due over the nine months remaining for 2009.

(1)	Actual interest rates include a spread over the basis amount.

The following table presents the hypothetical changes in interest expense, for the three month period ended March 31, 2009 related to our outstanding borrowings that are sensitive to changes in interest rates as of March 31, 2009. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS (in thousands).

For the three months ended March 31, 2009:

Interest Expense
	Interest Expense Given an Interest			with No Change in	Interest Expense Given an Interest
	Rate Decrease by X Basis Points			Interest Rate	Rate Increase by X Basis Points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
(In thousands)

Interest expense	$37	$416	$1,101	$1,786	$2,471	$3,156	$3,841

Foreign Currency Risk

When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue.

Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where we have significant operations and costs denominated in European currencies, our costs will decrease if the local currency weakens. Conversely, our costs will increase if the local currency strengthens against the dollar. The net effect of favorable exchange rates in the three months ended March 31, 2009, compared to the average exchange rates in the three months ended March 31, 2008, resulted in a decrease to loss from operations of $10 million in the three months ended March 31, 2009 (as discussed in this report in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign currency denominated transactions that occurred in the three months ended March 31, 2009 were recorded using the average foreign currency exchange rates in the same period in 2008. Net revenues denominated in the Euro, were 23% and 22% of our total net revenues in the three months ended March 31, 2009 and 2008, respectively. Net revenues denominated in Yen were 1% of our total net revenues in the three months ended March 31, 2008. Costs denominated in foreign currencies, primarily the Euro, were 43% and 49% of our total costs in the three months ended March 31, 2009 and 2008, respectively.

We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 26% and 30% of our accounts receivable were denominated in foreign currencies at March 31, 2009 and December 31, 2008, respectively.

We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 40% and 36% of our accounts payable were denominated in foreign currencies as of March 31, 2009 and December 31, 2008, respectively. Approximately 11% and 12% of our debt obligations were denominated in foreign currencies as of March 31, 2009 and December 31, 2008, respectively.

Liquidity and Valuation Risk

Approximately $6 million of our long-term investment portfolio at March 31, 2009 was invested in highly-rated auction-rate securities, compared to approximately $9 million at December 31, 2008. In the three months ended March 31, 2009, $3 million of auction-rate securities were redeemed at par value. Auction-rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. If the auctions for the securities we own fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge. In the year ended December 31, 2008, we recorded an impairment charge of $1 million related to a decline in the value of auction-rate securities.

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

In January 2007, Quantum World Corporation (“Quantum World”) filed a patent infringement suit in the United States District Court for the Eastern District of Texas naming Atmel as a co-defendant, along with Lenovo (United States) Inc., Lenovo Group Limited, Winbond Electronics Corporation and Winbond Electronics Corporation America (collectively “Winbond”), National Semiconductor, and IBM Corporation (“IBM”). The plaintiff claimed that the asserted patents allegedly cover a true random number generator and that the patents were infringed by the manufacture, use, importation and offer for sale of certain Atmel and other products. In December 2008, the plaintiff settled with Atmel and IBM, and the claims against the Company were dismissed without prejudice on January 15, 2009.

In December 2008, co-defendant Lenovo (United States), Inc. (“Lenovo”) filed a motion to enlarge the time allowed to amend its answer in order to add cross-claims for indemnification against the Company and Winbond. Lenovo sought to allege a claim for breach of warranty against infringement under the Uniform Commercial Code, and a claim for breach of contractual and/or common law indemnification to indemnify and hold Lenovo harmless from the plaintiff’s infringement claims. Lenovo sought unspecified damages, an order requiring indemnification, an order requiring the cross-defendants to seek a license or otherwise protect, indemnify, and hold Lenovo harmless against any injunction or other equitable relief the plaintiff may seek, attorneys’ fees and costs for the infringement litigation and the cross-claim, pre-judgment interest, and other relief. The Company and Winbond opposed this motion. In February 2009, Lenovo superseded its motion to enlarge time by filing another motion for leave to amend to allow Lenovo to file a third amended answer, counterclaims against Quantum World, and cross-claims against Atmel and Winbond. The proposed cross-claims against the Company allege a purported breach of a contractual duty to defend Lenovo and a purported breach of an implied warranty under common law and the Uniform Commercial Code, and request Lenovo’s defense costs incurred through January 15, 2009 in the underlying infringement action. On March 20, 2009, the court entered an order advising that it had received notification that Lenovo and Quantum World had reached a settlement and denying as moot all pending motions, including Lenovo’s motion for leave to amend. On April 27, 2009, the court dismissed with prejudice Quantum World’s claims against Lenovo. Should Lenovo continue to pursue a claim for defense costs, the Company will vigorously defend itself.

On September 28, 2007, Matheson Tri-Gas filed suit in Texas state court in Dallas County against the Company. Plaintiff alleges a claim for breach of contract for alleged failure to pay minimum payments under a purchase requirements contract. Matheson seeks unspecified damages, pre- and post-judgment interest, attorneys’ fees and costs. In late November 2007, the Company filed its answer denying liability. In July 2008, the Company filed an amended answer, counterclaim and cross claim seeking among other things a declaratory judgment that a termination agreement has cut off any claim by Matheson for additional payments. A trial is set to commence on September 8, 2009. The Company intends to vigorously defend this action.

Beginning in October 2008, the first of three purported class actions was filed in Delaware Chancery Court against the Company and all current members of its Board of Directors arising out of the unsolicited proposal made on October 1, 2008 by Microchip Technology Inc. (“Microchip”) and ON Semiconductor (“ON”) to acquire the Company. The first two of these cases, Kuhn v. Atmel Corp., and Gebhardt v. Atmel Corp., were filed before the Atmel board had announced its decision with respect to the Microchip/ON proposal, and contain contradictory allegations regarding whether the offer should have been accepted or rejected. Both include allegations that the individual defendants have breached their fiduciary duties and request various forms of injunctive relief. In mid- November 2008, a third case was filed in Delaware Chancery Court, Louisiana Municipal Employees Retirement System v. Laub. Like the other two Delaware cases, Louisiana Municipal Employees is a purported class action case, but it does not name the Company as a defendant. Louisiana Municipal Employees has only one cause of action, for breach of fiduciary duty, and asks the court to declare that the directors breached their fiduciary duty by refusing to consider the Microchip/ON offer in good faith, to invalidate any defensive measures that have been taken, and to award an unspecified amount of compensatory damages. On February 18, 2009, the court consolidated the three Delaware cases. The plaintiffs in the Louisiana Municipal Employees action have filed a motion seeking a permanent injunction, or in the alternative, a preliminary injunction, asking the court to declare that a November 10, 2008 amendment to the Company’s Amended and Restated Preferred Shares Rights Agreement is invalid, alleging that the definition of the term “Beneficial Ownership” for the number of shares required to trigger the Agreement’s rights provision is too vague. A hearing on the injunction motion will occur on May 19, 2009. In addition, in mid-November 2008, a fourth case arising out of the Microchip/ON proposal, Zucker v. Laub, was filed in California in the Superior Court of Santa Clara County. Zucker is styled as both a derivative complaint brought on behalf of the Company and as a purported class action, and does not name the Company as a defendant. Zucker divides its breach of fiduciary duty claim into four separate causes of action, and asks, among other things, that the Company be required to establish a committee of “truly independent” directors to evaluate the proposed acquisitions and to repeal any defensive measures that have been taken. The defendants moved to stay the Zucker action in favor of the Delaware actions, and the court granted the stay on March 16, 2009. The Company intends to vigorously defend all four of these actions.

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

In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operations. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In addition, these risks and uncertainties may impact the “forward-looking” statements described elsewhere in this Form 10-Q and in the documents incorporated herein by reference. They could also affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.

OUR REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS, WHICH MAY RESULT IN VOLATILITY OR A DECLINE IN OUR STOCK PRICE.

Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:

•	the nature of both the semiconductor industry and the markets addressed by our products;

•	our transition to a fab-lite strategy;

•	our dependence on selling through distributors;

•	our increased dependence on outside foundries and their ability to meet our volume, quality and delivery objectives, particularly during times of increasing demand along with inventory excesses or shortages due to reliance on third party manufacturers;

•	global economic and political conditions;

•	compliance with U.S. and international trade and export laws and regulations by us and our distributors;

•	fluctuations in currency exchange rates and revenues and costs denominated in foreign currencies;

•	ability of independent assembly contractors to meet our volume, quality and delivery objectives;

•	success with disposal or restructuring activities, including disposition of our Heilbronn facility;

•	fluctuations in manufacturing yields;

•	the average margin of the mix of products we sell;

•	third party intellectual property infringement claims;

•	the highly competitive nature of our markets;

•	the pace of technological change;

•	natural disasters or terrorist acts;

•	assessment of internal controls over financial reporting;

•	ability to meet our debt obligations;

•	availability of additional financing;

•	potential impairment and liquidity of auction-rate securities;

•	our ability to maintain good relationships with our customers;

•	long-term contracts with our customers;

•	integration of new businesses or products;

•	our compliance with international, federal and state, environmental, privacy and other regulations;

•	personnel changes;

•	business interruptions;

•	system integration disruptions;

•	anti-takeover effects in our certificate of incorporation, bylaws and preferred shares rights agreement;

•	the unfunded nature of our foreign pension plans and that any requirement to fund these plans could negatively impact our cash position;

•	the effects of our acquisition strategy, such as unanticipated accounting charges, which may adversely affect our results of operations;

•	utilization of our manufacturing capacity;

•	disruptions to the availability of raw materials which could disrupt our ability to supply products to our customers;

•	costs associated with, and the outcome of, any litigation to which we are, or may become, a party;

•	product liability claims that may arise, which could result in significant costs and damage to our reputation;

•	audits of our income tax returns, both in the U.S. and in foreign jurisdictions; and

•	compliance with economic incentive terms in certain government grants.

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

OUR REVENUES ARE DEPENDENT ON SELLING THROUGH DISTRIBUTORS.

Sales through distributors accounted for 47% of our net revenues in each of the three months ended March 31, 2009 and 2008. We market and sell our products through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon relatively short notice to the other party. These agreements are non-exclusive and also permit our distributors to offer our competitors’ products.

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

We are dependent on our distributors to supplement our direct marketing and sales efforts. If any significant distributor or a substantial number of our distributors terminated their relationship with us, decided to market our competitors’ products over our products, were unable to sell our products or were unable to pay us for products sold for any reason, our ability to bring our products to market would be negatively impacted, we may have difficulty in collecting outstanding receivable balances, and we may incur other charges or adjustments resulting in a material adverse impact to our revenues and operating results. For example, in the three months ended December 31, 2008, we recorded a one time bad debt charge of $12 million related to an Asian distributor whose business was extraordinarily impacted following their addition to the U.S. Department of Commerce Entity List, which prohibits us from shipping products to the distributor.

Additionally, distributors typically maintain an inventory of our products. For certain distributors, we have signed agreements which protect the value of their inventory of our products against price reductions, as well as provide for rights of return under specific conditions. In addition, certain agreements with our distributors also contain standard stock rotation provisions permitting limited levels of product returns. We defer the gross margins on our sales to these distributors until the applicable products are re-sold by the distributors. However, in the event of an unexpected significant decline in the price of our products or significant return of unsold inventory, we may experience inventory write-downs, charges to reimburse costs incurred by distributors, or other charges or adjustments which could harm our revenues and operating results.

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

For hardware, software or technology exported from the U.S. or otherwise subject to U.S. jurisdiction, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). Hardware, software and technology exported from other countries may also be subject to local laws and regulations governing international trade. Under these laws and regulations, we are responsible for obtaining all necessary licenses or other approvals, if required, for exports of hardware, software and technology, as well as the provision of technical assistance. We are also required to obtain export licenses, if required, prior to transferring technical data or software to foreign persons. In addition, we are required to obtain necessary export licenses prior to the export or re-export of hardware, software and technology (i) to any person, entity, organization or other party identified on the U.S. Department of Commerce Denied Persons or Entity List, the U.S. Department of Treasury’s Specially Designated Nationals or Blocked Persons List or the Department of State’s Debarred List; or (ii) for use in nuclear, chemical/biological weapons, rocket systems or unmanned air vehicle applications. We are enhancing our export compliance program, including analyzing product shipments and technology transfers, working with U.S. government officials to ensure compliance with applicable U.S export laws and regulations and developing additional operational procedures. A determination by the U.S. or local government that we have failed to comply with one or more of these export control laws or trade sanctions, including failure to properly restrict an export to the persons, entities or countries set forth on the government restricted party lists, could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from participation in U.S. government contracts. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors or other third parties. Any one or more of these sanctions or a change in law or regulations could have a material adverse effect on our business, financial condition and results of operations.

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

When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where we have significant operations with costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of favorable exchange rates in the three months ended March 31, 2009, compared to the average exchange rates in the three months ended March 31, 2008, resulted in a decrease to loss from operations of $10 million (as discussed in Part I, Item 2 of this report). This impact is determined assuming that all foreign currency denominated transactions that occurred in the three months ended March 31, 2009 were recorded using the average foreign currency exchange rates in the same period in 2008. Net revenues denominated in the Euro, were 23% and 22% of total net revenues in the three months ended March 31, 2009 and 2008, respectively. Net revenues denominated in Yen were 1% of total net revenues in the three months ended March 31, 2009 and 2008, respectively. Costs denominated in foreign currencies, primarily the Euro, were 43% and 49% of total costs in the three months ended March 31, 2009 and 2008, respectively.

We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 26% and 30% of our accounts receivables were denominated in foreign currencies as of March 31, 2009 and December 31, 2008, respectively.

We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 40% and 36% of our accounts payable were denominated in foreign currencies as of March 31, 2009 and December 31, 2008, respectively. Approximately 11% and 12% of our debt obligations were denominated in foreign currencies as of March 31, 2009 and December 31, 2008, respectively.

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

OUR INTENTION TO PURSUE STRATEGIC ALTERNATIVES FOR OUR ASIC BUSINESS MAY TRIGGER ASSET IMPAIRMENT CHARGES AND RESULT IN A LOSS ON SALE OF ASSETS.

We announced our intention to pursue strategic alternatives for our ASIC business in the three months ended March 31, 2009. We have classified the assets and liabilities of the ASIC business unit, including the fabrication facility in Rousset, France, as held for sale as of March 31, 2009. The assets and liabilities held for sale are carried on the condensed consolidated balance sheets at the lower of carrying amount or fair value less costs to sell as of March 31, 2009. There is no assurance that we will be able to sell the ASIC business unit, including the fabrication facility in Rousset, France or that we will be able to sell the business at an amount above the carrying amount of the related assets and liabilities. As a result, there can be no assurance that we will not incur future impairment charges or a loss on the sale of assets of the ASIC business.

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

We have in the past been involved in intellectual property infringement lawsuits, which harmed our operating results. We are currently involved in several intellectual property infringement lawsuits which may harm our future operating results. Although we intend to vigorously defend against any such lawsuits, we may not prevail given the complex technical issues and inherent uncertainties in patent and intellectual property litigation. Moreover, the cost of defending against such litigation, in terms of management time and attention, legal fees and product delays, could be substantial, whatever the outcome. If any patent or other intellectual property claims against us are successful, we may be prohibited from using the technologies subject to these claims, and if we are unable to obtain a license on acceptable terms, license a substitute technology or design new technology to avoid infringement, our business and operating results may be significantly harmed.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.

Sales to customers outside the U.S. accounted for 82% and 85% of net revenues in the three months ended March 31, 2009 and 2008, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:

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

24% and 23% of our net revenues in the three months ended March 31, 2009 and 2008, respectively, were denominated in foreign currencies. Operating costs denominated in foreign currencies, primarily the Euro, were 43% and 49% of total operating costs in the three months ended March 31, 2009 and 2008, respectively.

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

As of March 31, 2009, our total debt was $139 million, compared to $145 million at December 31, 2008. Our debt-to-equity ratio was 0.85 and 0.91 at March 31, 2009 and December 31, 2008, respectively. Increases in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

Certain of our debt facilities contain terms that subject us to financial and other covenants. We were in compliance with all of our covenants as of March 31, 2009.

As of March 31, 2009, our eligible non-U.S. trade receivable under a line of credit declined to approximately $83 million, which required us to place $17 million in a restricted account as additional collateral.

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

A PORTION OF OUR INVESTMENT PORTFOLIO IS INVESTED IN AUCTION-RATE SECURITIES. FAILURES IN THESE AUCTIONS MAY AFFECT OUR LIQUIDITY, AND RATING DOWNGRADES OF THE SECURITY ISSUER AND/OR THE THIRD PARTIES INSURING SUCH INVESTMENTS MAY REQUIRE US TO ADJUST THE CARRYING VALUE OF THESE INVESTMENTS THROUGH AN IMPAIRMENT CHARGE.

Approximately $6 million of our investment portfolio at March 31, 2009 was invested in auction-rate securities. Auction-rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. These auction-rate securities have failed auctions in the three months ended March 31, 2009. If the auctions for the securities we own continue to fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge.

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

OUR FAILURE TO SUCCESSFULLY INTEGRATE BUSINESSES OR PRODUCTS WE HAVE ACQUIRED COULD DISRUPT OR HARM OUR ONGOING BUSINESS.

We have from time to time acquired, and may in the future acquire additional, complementary businesses, facilities, products and technologies. For example, we acquired Quantum Research Group Ltd. (“Quantum”) in March 2008 for $96 million subsequently increased to $105 million due to contingent consideration earned. Achieving the anticipated benefits of an acquisition depends, in part, upon whether the integration of the acquired business, products or technology is accomplished in an efficient and effective manner. Moreover, successful acquisitions in the semiconductor industry may be more difficult to accomplish than in other industries because such acquisitions require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of such integration may be increased by the need to coordinate geographically separated organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures.

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

We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $25 million and $27 million at March 31, 2009 and December 31, 2008, respectively. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits paid in the first quarter 2009 was less than $0.1 million, and we expect to pay approximately $1 million in 2009. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.

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

Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense and the recording and later amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline. Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No, 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will have an impact on our consolidated financial statements, depending upon the nature, terms and size of the acquisitions we consummate in the future.

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

We are required under U.S GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. At March 31, 2009, we had $50 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2008 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

Our operating results are also adversely affected when we operate at production levels below optimal capacity. Lower capacity utilization results in certain costs being charged directly to expense and lower gross margins. During 2007, we lowered production levels significantly at our North Tyneside, United Kingdom manufacturing facility to avoid building more inventory than we were forecasting orders for. As a result, operating costs for these periods were higher than in prior periods negatively impacting gross margins. We closed our North Tyneside manufacturing facility in the first quarter of 2008. In addition, other Atmel manufacturing facilities could experience conditions requiring production levels to be reduced below optimal capacity levels. If we are unable to operate our manufacturing facilities at optimal production levels, our operating costs will increase and gross margin and results from operations will be negatively impacted.

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

Our products have previously experienced, and may in the future experience, manufacturing defects, software or firmware bugs, or other similar defects. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers.

We have implemented significant quality control measures to mitigate this risk; however, it is possible that products shipped to our customers will contain defects or bugs. In addition, these problems may divert our technical and other resources from other development efforts. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional costs or delay shipments for revenue, which would negatively affect our business, financial condition and results of operations.

THE OUTCOME OF CURRENTLY ONGOING AND FUTURE AUDITS OF OUR INCOME TAX RETURNS, BOTH IN THE U.S. AND IN FOREIGN JURISDICTIONS, COULD HAVE AN ADVERSE EFFECT ON OUR NET INCOME AND FINANCIAL CONDITION.

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

For example, in October 2008, officials of the EU Commission (the “Commission”) conducted an inspection at the offices of one of our French subsidiaries. We have been informed that the Commission was seeking evidence of potential violations by us or our subsidiaries of the EU’s competition laws in connection with the Commission’s investigation of suppliers of integrated circuits for smart cards. We are cooperating with the Commission’s investigation and have not received any specific findings, monetary demand or judgment through the date of filing. We are not aware of any evidence identified as of the date of filing that would cause management to conclude that there has been a probable violation of the relevant articles of the EC Treaty or EEA Agreement resulting from the acts of any of our current or prior employees. As a result, we have not recorded any provision in our financial statements related to this matter. We are currently under investigation and a determination by the Commission that we or our subsidiaries have infringed the EU’s competition laws could lead to the imposition of significant fines and penalties that could have a material effect on our financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

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

ATMEL CORPORATION(Registrant)

May 11, 2009	/s/ STEVEN LAUB Steven Laub President & Chief Executive Officer (Principal Executive Officer)

May 11, 2009	/s/ STEPHEN CUMMING Stephen Cumming Vice President Finance & Chief Financial Officer (Principal Financial Officer)

May 11, 2009	/s/ DAVID MCCAMAN David McCaman Vice President Finance & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.