Form 10-Q
period 2009-06-30
ATMEL CORP
filed 2009-08-10
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     On July 31, 2009, the Registrant had 451,125,237 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 2009

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2009	2008
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$380,871	$408,926
Short-term investments	38,482	31,707
Accounts receivable, net of allowances for doubtful accounts of $12,322 and $14,996, respectively	170,005	184,698
Inventories	217,936	324,016
Current assets held for sale	126,304	—
Prepaids and other current assets	39,093	77,542

Total current assets	972,691	1,026,889
Fixed assets, net	167,689	383,107
Goodwill	57,456	51,010
Intangible assets, net	32,323	34,121
Non-current assets held for sale	193,564	—
Other assets	27,921	35,527

Total assets	$1,451,644	$1,530,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt and capital lease obligations	$107,195	$131,132
Trade accounts payable	71,748	116,392
Accrued and other liabilities	133,156	207,017
Current liabilites held for sale	57,699	—
Deferred income on shipments to distributors	30,391	41,512

Total current liabilities	400,189	496,053
Long-term debt and capital lease obligations, less current portion	11,520	13,909
Long-term liabilites held for sale	7,815	—
Other long-term liabilities	203,539	218,608

Total liabilities	623,063	728,570

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares;
Shares issued and outstanding: 451,049 at June 30, 2009 and 448,872 at December 31, 2008	451	449
Additional paid-in capital	1,260,094	1,238,796
Accumulated other comprehensive income	127,977	113,999
Accumulated deficit	(559,941)	(551,160)

Total stockholders’ equity	828,581	802,084

Total liabilities and stockholders’ equity	$1,451,644	$1,530,654

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net revenues	$284,542	$420,908	$556,035	$832,145

Operating expenses
Cost of revenues	192,718	267,382	368,806	532,565
Research and development	52,186	68,218	104,743	134,595
Selling, general and administrative	50,882	68,573	105,800	132,135
Acquisition-related charges	3,642	6,709	9,141	10,420
Charges for grant repayments	249	292	1,014	173
Restructuring charges	2,470	8,676	4,822	36,584
Loss (gain) on sale of assets	—	810	(164)	(29,948)

Total operating expenses	302,147	420,660	594,162	816,524

(Loss) income from operations	(17,605)	248	(38,127)	15,621
Interest and other expenses, net	(4,539)	(859)	(8,084)	(6,246)

(Loss) income from operations before income taxes	(22,144)	(611)	(46,211)	9,375
Benefit from (provision for) income taxes	9,737	(4,296)	37,430	(7,494)

Net (loss) income	$(12,407)	$(4,907)	$(8,781)	$1,881

Basic net (loss) income per share:
Net (loss) income	$(0.03)	$(0.01)	$(0.02)	$0.00

Weighted-average shares used in basic net (loss) income per share calculations	450,891	445,793	450,291	445,225

Diluted net (loss) income per share:
Net (loss) income	$(0.03)	$(0.01)	$(0.02)	$0.00

Weighted-average shares used in diluted net (loss) income per share calculations	450,891	445,793	450,291	450,337

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(8,781)	$1,881
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	36,643	69,960
Gain on sale or disposal of fixed assets	—	(29,948)
Other non-cash losses, net	5,233	4,522
(Recovery of) provision for doubtful accounts receivable	(2,676)	607
Accretion of interest on long-term debt	260	1,216
In-process research and development charges	—	1,047
Stock-based compensation expense	15,576	15,180
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	17,590	(8,849)
Inventories	29,921	28,192
Current and other assets	(19,308)	4,779
Trade accounts payable	(22,884)	(67,721)
Accrued and other liabilities	(33,259)	(10,472)
Deferred income on shipments to distributors	(11,122)	(167)

Net cash provided by operating activities	7,193	10,227

Cash flows from investing activities
Acquisitions of fixed assets	(7,380)	(26,385)
Proceeds from the sale of North Tyneside assets and other assets, net of selling costs	—	82,133
Acquisition of Quantum Research Group, net of cash acquired	(3,362)	(92,896)
Acquisitions of intangible assets	(3,500)	(1,111)
Purchases of marketable securities	(17,200)	(7,170)
Sales or maturities of marketable securities	21,445	18,473
Increase in long-term restricted cash	(2,050)	—

Net cash used in investing activities	(12,047)	(26,956)

Cash flows from financing activities
Principal payments on debt	(26,686)	(13,344)
Proceeds from issuances of common stock	4,927	5,688
Tax payments related to shares withheld for vested restricted stock units	(908)	—

Net cash used in financing activities	(22,667)	(7,656)

Effect of exchange rate changes on cash and cash equivalents	(534)	4,258

Net decrease in cash and cash equivalents	(28,055)	(20,127)

Cash and cash equivalents at beginning of the period	408,926	374,130

Cash and cash equivalents at end of period	$380,871	$354,003

Supplemental cash flow disclosures:
Interest paid	$2,336	$4,636
Income taxes (refunded) paid, net	(21,555)	8,749

Supplemental non-cash investing and financing activities disclosures:
Decreases in accounts payable related to fixed asset purchases	(2,169)	(5,509)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, employee data, and where otherwise indicated)
(Unaudited)
Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or “Atmel”) and its subsidiaries as of June 30, 2009 and the results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. All intercompany balances have been eliminated. Because all of the disclosures required by U.S. generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 year-end condensed balance sheet data was derived from the audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include provisions for excess and obsolete inventory, sales return reserves, stock-based compensation expense, allowances for doubtful accounts receivable, warranty reserves, estimates for useful lives associated with long-lived assets, charges for grant repayments, recoverability of goodwill and intangible assets, restructuring charges, certain accrued liabilities, fair value of net assets held-for-sale and income taxes and income tax valuation allowances. Actual results could differ from those estimates.
Inventories
     Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis for raw materials and purchased parts; and an average-cost basis for work in progress and finished goods) or market. Market is based on estimated net realizable value. The Company establishes provisions for lower of cost or market and excess and obsolescence write-downs. The determination of obsolete or excess inventory requires an estimation of the future demand for the Company’s products and these reserves are recorded when the inventory on hand exceeds management’s estimate of future demand for each product. Once the inventory is written down, a new cost basis is established and these inventory reserves are not relieved until the related inventory has been sold or scrapped. As of June 30, 2009, $76,304 of inventory was reclassified as held-for-sale in conjunction with the expected sale of our ASIC business (See Note 12). Inventories are comprised of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
Raw materials and purchased parts	$14,577	$14,959
Work-in-progress	171,656	206,126
Finished goods	31,703	102,931

	$217,936	$324,016

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
		(in thousands)
Cost of revenues	$11	$590	$36	$999
Research and development expenses	3,241	4,945	5,985	9,904

Total	$3,252	$5,535	$6,021	$10,903

     In the six months ended June 30, 2008, the Company made $39,519 in government grant repayments to the UK government in connection with the closure of the North Tyneside, UK manufacturing facility, which was previously accrued as of December 31, 2007. The Company recorded a charge for grant repayments of $249 and $1,014 in the three and six months ended June 30, 2009, respectively. The Company recorded charges for grant repayments of $292 and $173 in the three and six months ended June 30, 2008, respectively. A portion of these charges are related to interest on the outstanding grant repayment balance.
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
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. The Company will update its disclosures to conform to the Codification in its Form 10-Q for the third quarter of 2009.
     Effective April 1, 2009, the Company adopted FASB Statement No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of SFAS No. 165 did not have an impact on the Company’s condensed consolidated results of operations or financial condition.
     Effective April 1, 2009, the Company adopted the FASB issued FASB Staff Position No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP No. 107-1”). FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The adoption of FSP No. 107-1 did not have a significant impact on the Company’s condensed consolidated results of operations or financial condition.
     In April 2009, the FASB issued FSP No. 141R-1, Accounting for Assets and Liabilities Assumed in a Business Combination That Arise From Contingencies, (“FSP No. 141R-1”). FSP FAS 141R-1 amends and clarifies SFAS No. 141R, Business Combinations, to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although the Company did not enter into any business combinations during the first six months of 2009, the Company believes FSP No. 141R-1 may have a material impact on the Company’s future consolidated financial statements depending on the size and nature of any future business combinations that the Company may enter into.
     In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for the Company beginning in the second quarter of fiscal year 2009. The adoption of FSP No. 157-4 did not have a significant impact on the Company’s condensed consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP No. 115-2/124-2”). FSP No. 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP No. 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP No. 115-2/124-2 is effective for the Company beginning in the second quarter of fiscal year 2009. The adoption of FSP No. 115-2/124-2 did not have a significant impact on the Company’s condensed consolidated financial statements.
Note 2 BUSINESS COMBINATION
     On March 6, 2008, the Company completed its acquisition of Quantum Research Group Ltd. (“Quantum”), a supplier of capacitive sensing IP solutions. The Company acquired all outstanding shares as of the acquisition date and Quantum became a wholly-owned subsidiary of Atmel.

     The total purchase price of the acquisition was as follows:

(in thousands)
Cash	$88,106
Fair value of common stock issued	405
Direct transaction costs	7,345

Original purchase price	95,856
Adjustments for contingent consideration subsequently earned	8,684

Total purchase price	$104,540

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

$95,856

     The Company has no goodwill other than that arising from its Quantum acquisition. The movement of the goodwill balance from the acquisition date to December 31, 2008 is as follows:

		Additional	Cumulative
	March 6,	Consideration	Translation	December 31,
	2008	Earned	Adjustments	2008
	(in thousands)
Goodwill	$59,215	$8,684	$(16,889)	$51,010

     The movement of the goodwill balance from December 31, 2008 to June 30, 2009 is as follows:

		Cumulative
	December 31,	Translation	June 30,
	2008	Adjustments	2009
	(in thousands)
Goodwill	$51,010	$6,446	$57,456
     The goodwill amount is not subject to amortization and is included in the Company’s Microcontroller segment. It is tested for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142.
     The Company performed its annual goodwill impairment analysis in the fourth quarter of 2008. Based on its 2008 impairment assessment, the Company concluded that the fair value of its reporting unit exceeded its carrying value as of December 31, 2008; therefore, no impairment of the goodwill balance.
     The movement in the gross amount of the Quantum-related other intangible assets from the acquisition date to December 31, 2008 is as follows:

		Cumulative
	March 6,	Translation	December 31,
	2008	Adjustments	2008
	(in thousands)
Other intangible assets:
Customer relationships	$21,482	$(5,694)	$15,788
Developed technology	6,880	(1,816)	5,064
Tradename	1,180	(311)	869
Non-compete agreement	990	(261)	729
Backlog	470	(124)	346

	$31,002	$(8,206)	$22,796

     The movement in the gross amount of the Quantum-related other intangible assets from December 31, 2008 to June 30, 2009 is as follows:

		Cumulative
	December 31,	Translation	June 30,
	2008	Adjustments	2009
		(in thousands)
Other intangible assets:
Customer relationships	$15,788	$1,995	$17,783
Developed technology	5,064	640	5,704
Tradename	869	109	978
Non-compete agreement	729	92	821
Backlog	346	44	390

	$22,796	$2,880	$25,676

     The Company has estimated the fair value of the Quantum related other intangible assets using the income approach and these identifiable intangible assets are subject to amortization. The following table sets forth the components of the identifiable intangible assets subject to amortization as of June 30, 2009, which are being amortized on a straight-line basis:

		Accumulated		Estimated
	Gross Value	Amortization	Net Value	Useful Life
	(in thousands, except for years)
Customer relationships	$17,783	$(4,742)	$13,041	5 years
Developed technology	5,704	(1,521)	4,183	5 years
Tradename	978	(666)	312	3 years
Non-compete agreement	821	(219)	602	5 years
Backlog	390	(390)	—	< 1 year

	$25,676	$(7,538)	$18,138

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
     The Company recorded the following acquisition-related charges in the condensed consolidated statements of operations in the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(in thousands)
Amortization of intangible assets	$1,234	$1,606	$2,528	$2,568
In-process research and development	—	—	—	1,047
Compensation-related expense — cash	517	3,213	2,831	4,285
Compensation-related expense — stock	1,891	1,890	3,782	2,520

	$3,642	$6,709	$9,141	$10,420

     The Company recorded amortization of intangible assets of $1,234 and $1,606 in the three months ended June 30, 2009 and 2008, respectively, and $2,528 and $2,568 in the six months ended June 30, 2009 and 2008, respectively, associated with customer relationships, developed technology, tradename, non-compete agreements and backlog.
     In the three months ended March 31, 2008, the Company recorded a charge of $1,047 associated with acquired in-process research and development (“IPR&D”), in connection with the acquisition of Quantum. No charges were recorded in the six months ended June 30, 2009.
     The Company also agreed to compensate former key executives of Quantum, contingent upon continuing employment determined at various dates over a three year period. The Company has agreed to pay up to $15,049 in cash and issue 5,319 shares of the Company’s common stock valued at $17,285, based on the Company’s closing stock price on March 4, 2008. These amounts are being accrued over the employment period on an accelerated basis. As a result, in the three months ended June 30, 2009 and 2008, the Company recorded compensation-related expenses of $2,408, which are payable in cash of $517 and stock of $1,891, and $5,103, which is payable in cash of $3,213 and stock of $1,890, respectively. In the six months ended June 30, 2009 and 2008, the Company recorded compensation-related expenses of $6,613, which are payable in cash of $2,831 and stock of $3,782, and $6,805, which are payable in cash of $4,285 and stock of $2,520, respectively. The Company made cash payments of $10,694 to the former Quantum employees in the three months ended March 31, 2009.
Pro Forma Results
     Pro forma consolidated statements of operations have not been presented because Quantum’s historical financial results were not material to the Company’s consolidated statements of operations for the period from January 1, 2008 through March 6, 2008.
Note 3 INVESTMENTS
     Investments at June 30, 2009 and December 31, 2008 are primarily comprised of corporate equity securities, U.S. and foreign corporate debt securities, guaranteed variable annuities and auction-rate securities.
     All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income. Gross realized gains or losses are recorded based on the specific identification method. In the three and six months ended June 30, 2009 and 2008, the Company’s gross realized gains or losses on short-term investments were not material. The Company’s investments are further detailed in the table below:

	June 30, 2009			December 31, 2008
	Adjusted Cost	Fair Value		Adjusted Cost	Fair Value
	(in thousands)
Corporate equity securities	$87	$142		$87	$165
Auction-rate securities	5,445	5,491	*	8,795	8,795	*
Corporate debt securities and other obligations	33,267	35,102		34,089	35,618

	$38,799	$40,735		$42,971	$44,578

Unrealized gains	2,065			1,721
Unrealized losses	(129)			(114)

Net unrealized gains	1,936			1,607

Fair value	$40,735			$44,578

Amount included in short-term investments		$38,482			$31,707
Amount included in other assets		2,253			12,871

		$40,735			$44,578

*	Includes the fair value of the Put Option of $124 and $323 at June 30, 2009 and December 31, 2008, respectively, related to an offer from UBS to purchase auction-rate securities of $3,225 and $6,575 at June 30, 2009 and December 31, 2008, respectively.
     In the six months ended June 30, 2009, auctions for the Company’s auction-rate securities have continued to fail and as a result these securities have continued to be illiquid. The Company concluded that $2,220 (book value) of these securities are unlikely to be liquidated within the next twelve months and classified these securities as long-term investments, which is included in other assets on the condensed consolidated balance sheets. The adoption of FSP No. 115-2 has no significant impact to the Company’s condensed consolidated financial statements.
     In October 2008, the Company accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase the Company’s certain auction-rate securities of $3,225 at par value (the “Put Option”) at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, the Company expects to sell the securities to UBS at par value on June 30, 2010. The Company elected to measure the Put Option under the fair value option of SFAS No. 159 and recorded a corresponding short-term investment as of June 30, 2009, which is included within the auction-rate securities balance for presentation purposes. As a result of accepting the offer, the Company reclassified these auction-rate securities from available-for-sale to trading securities.
     Contractual maturities (at book value) of available-for-sale debt securities as of June 30, 2009, were as follows:

(in thousands)
Due within one year	$33,419
Due in 1-5 years	3,073
Due in 5-10 years	—
Due after 10 years	2,220

Total	$38,712

     Atmel has classified all investments with maturity dates of 90 days or more as short-term as it has the ability to redeem them within the year.

Note 4 INTANGIBLE ASSETS, NET
     Intangible assets, net, consisted of technology licenses and acquisition-related intangible assets as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)
Core/licensed technology	$85,718	$84,718
Accumulated amortization	(71,533)	(69,208)

Total technology licenses	14,185	15,510

Acquisition-related intangible assets	25,676	22,796
Accumulated amortization	(7,538)	(4,185)

Total acquisition-related intangible assets	18,138	18,611

Total intangible assets, net	$32,323	$34,121

     Amortization expense for technology licenses for the three months ended June 30, 2009 and 2008 totaled $1,186 and $1,094, respectively, and in the six months ended June 30, 2009 and 2008 totaled $2,324 and $2,187, respectively. Amortization expense for acquisition-related intangible assets totaled $1,234 and $1,606 in the three months ended June 30, 2009 and 2008, respectively, and $2,528 and $2,568 in the six months ended June 30, 2009 and 2008, respectively.
     The following table presents the estimated future amortization of the technology licenses and acquisition-related intangible assets:

	Technology	Acquisition-Related
Years Ending December 31:	Licenses	Intangible Assets	Total
		(in thousands)
2009 (July 1 through December 31)	$2,286	$2,743	$5,029
2010	4,285	4,861	9,146
2011	3,587	4,861	8,448
2012	3,221	4,861	8,082
2013	806	812	1,618

Total future amortization	$14,185	$18,138	$32,323

Note 5 BORROWING ARRANGEMENTS
     Information with respect to the Company’s debt and capital lease obligations as of June 30, 2009 and December 31, 2008 is shown in the following table:

	June 30,	December 31,
	2009	2008
	(in thousands)
Various interest-bearing notes and term loans	$3,117	$2,835
Bank lines of credit	101,500	125,000
Capital lease obligations	14,098	17,206

Total	$118,715	$145,041
Less: current portion of long-term debt and capital lease obligations	(107,195)	(131,132)

Long-term debt and capital lease obligations due after one year	$11,520	$13,909

     Maturities of long-term debt and capital lease obligations are as follows:

Years Ending December 31:
(in thousands)
2009 (July 1 through December 31)	$105,396
2010	5,791
2011	4,798
2012	1,188
2013	—
Thereafter	3,117

120,290
Less: amount representing interest	(1,575)

Total	$118,715

     On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165,000 with certain European lenders. This facility is secured by the Company’s non-U.S. trade receivables. At June 30, 2009, the amount outstanding under this facility was $80,000. In June 2009, the Company repaid $20,000 under this line of credit as its eligible non-U.S. trade receivables declined to approximately $86,255 at June 30, 2009. Borrowings under the facility bear interest at LIBOR plus 2% per annum (approximately 2.41% based on the two month LIBOR at June 30, 2009), while the undrawn portion is subject to a commitment fee of 0.375% per annum. The outstanding balance is subject to repayment in full on the last day of its interest period (every two months). The terms of the facility subject the Company to certain financial and other covenants and cross-default provisions. The Company was in compliance with these covenants as of June 30, 2009. Commitment fees and amortization of up-front fees paid related to the facility in the three and six months ended June 30, 2009 totaled $242 and $539, respectively, and in the three and six months ended June 30, 2008 totaled $339 and $665, respectively, and are included in interest and other (expense) income, net, in the condensed consolidated statements of operations. The outstanding balance under this facility is classified as bank lines of credit in the summary debt table above.
     In December 2004, the Company established a $25,000 revolving line of credit with a domestic bank, which has been extended until September 2009. The interest rate on the revolving line of credit is either the lower of the domestic bank’s prime rate (approximately 3.25% at June 30, 2009) or LIBOR plus 2% (approximately 2.60% based on the three month LIBOR at June 30, 2009). The revolving line of credit is secured by the Company’s U.S. trade receivables and requires the Company to meet certain financial ratios and to comply with other covenants on a periodic basis. The Company was in compliance with these covenants as of June 30, 2009. In February 2009, the Company repaid $3,500 under this line of credit as its eligible U.S. trade receivables declined to approximately $21,500. The outstanding balance under this facility is classified as bank lines of credit in the summary table above.
     Of the Company’s remaining outstanding debt obligations of $17,215 as of June 30, 2009, $14,098 are classified as capital leases and $3,117 as interest bearing notes in the summary debt table.
     Included within the Company’s outstanding debt obligations are $113,991 of variable-rate debt obligations where the interest rates are based on the Prime Rate, LIBOR index plus 2.0% or the short-term EURIBOR index plus a spread ranging from 0.9% to 2.25%. Approximately $101,500 of the Company’s total debt obligations at June 30, 2009 have cross default provisions.
Note 6 STOCK-BASED COMPENSATION
Option and Employee Stock Purchase Plans
     The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of June 30, 2009, 114,000 shares were authorized for issuance under the 2005 Stock Plan, and 32,894 shares of common stock remained available for grant. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

     Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available	Number of	Price	Exercise Price
	for Grant	Options	per Share	per Share
	(in thousands, except per share data)
Balances, December 31, 2008	30,504	31,263	$1.68-$24.44	$5.54
Restricted stock units issued	(734)	—
Performance-based restricted stock units issued	(83)	—
Adjustment for restricted stock units issued	(637)	—
Restricted stock units cancelled	474	—
Adjustment for restricted stock units cancelled	370	—
Options granted	(3)	3	$3.49-$3.49	3.49
Options cancelled/expired/forfeited	2,016	(2,016)	$2.11-$20.19	6.01
Options exercised	—	(299)	$1.80-$3.67	2.87

Balances, March 31, 2009	31,907	28,951	$1.68-$24.44	$5.53
Restricted stock units issued	(209)	—
Adjustment for restricted stock units issued	(163)	—
Restricted stock units cancelled	379	—
Adjustment for restricted stock units cancelled	296	—
Options granted	(135)	135	$3.59-$3.93	3.90
Options cancelled/expired/forfeited	819	(819)	$1.80-$20.19	6.17
Options exercised	—	(314)	$3.38-$4.29	2.60

Balances, June 30, 2009	32,894	27,953	$1.68-$24.44	$5.54

     Restricted stock units are granted from the pool of options available for grant. On May 14, 2008, the Company’s stockholders approved an amendment to its 2005 Stock Plan whereby every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), and stock purchase rights issued on or after May 14, 2008 will be counted against the numerical limit for options available for grant as 1.78 shares in the table above. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements are forfeited or repurchased by the Company and would otherwise return to the 2005 Stock Plan, 1.78 times the number of shares will return to the plan and will again become available for issuance. The Company issued 18,564 restricted stock units from May 14, 2008 to June 30, 2009, resulting in a reduction of 33,043 shares available for grant under the 2005 Stock Plan.
Restricted Stock Units
     Activity related to restricted stock units is set forth below:

	Number of	Weighted-Average
	Shares	Fair Value
	Outstanding	Per Share
	(in thousands, except per share data)
Balance, December 31, 2008	20,422	$4.33
Restricted stock units issued	734	3.16
Performance-based restricted stock units issued	83	3.63
Restricted stock units vested	(715)	3.17
Restricted stock units cancelled	(474)	4.07

Balance, March 31, 2009	20,050	$4.52
Restricted stock units issued	209	3.74
Restricted stock units vested	(100)	3.62
Restricted stock units cancelled	(379)	3.83

Balance, June 30, 2009	19,780	$4.68

     In the three and six months ended June 30, 2009, 100 and 815, respectively, restricted stock units vested, including 33 and 291, respectively, units withheld for taxes. These vested restricted stock units had a weighted-average fair value of $3.62 and $3.23 on the vesting dates. In the three and six months ended June 30, 2008, 63 and 151 restricted stock units vested, respectively. These vested restricted stock units had a weighted-average fair value of $4.01 and $3.62, respectively, on the vesting dates. As of June 30, 2009, total unearned stock-based compensation related to nonvested restricted stock units previously granted (excluding performance-based restricted stock units) was approximately $36,597, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.77 years.
     In the year ended December 31, 2008, the Company issued performance-based restricted stock units to eligible employees for a maximum of 9,914 shares of the Company’s common stock under the 2005 Stock Plan. In the six months ended June 30, 2009, the Company issued performance-based restricted stock units to eligible employees for 83 shares of the Company’s common stock. These restricted stock units vest only if the Company achieves certain quarterly operating margin performance criteria over the performance period of July 1, 2008 to December 31, 2012. In the three months ended June 30, 2009, the performance period was extended by one additional year to December 31, 2012 which is considered a modification to the performance-based restricted stock units. Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. The Company recognizes the stock-based compensation expense for its performance-based restricted stock units when management believes it is probable that the Company will achieve certain future quarterly operating margin performance criteria. The Company recorded a credit of $2,092 in the three months ended March 31, 2009 related to the reversal of previously recorded stock-based compensation expense based on the probability of these performance criteria being achieved. No charges or credits were recorded in the three months ended June 30, 2009.
     The following table summarizes the stock options outstanding at June 30, 2009:

Options Outstanding					Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Term (years)	Price	Value	Exercisable	Term (years)	Price	Value
		(in thousands, except per share prices and life data)
$1.68-3.24	3,197	5.28	$2.51	$3,913	2,570	4.46	$2.34	$3,580
3.26-3.32	3,413	7.42	3.30	1,456	2,074	6.54	3.30	901
3.41-4.62	2,808	8.34	4.20	8	794	8.08	4.23	4
4.70-4.89	4,123	7.69	4.79	—	2,333	7.57	4.81	—
4.92-5.32	2,963	7.58	5.02	—	1,385	7.24	5.04	—
5.55-5.75	3,665	5.77	5.73	—	2,934	5.21	5.73	—
5.85-6.27	606	7.33	6.05	—	434	7.25	6.06	—
6.28-6.28	3,118	7.46	6.28	—	1,691	7.46	6.28	—
6.47-12.13	2,824	2.23	8.56	—	2,824	2.23	8.56	—
12.47-24.44	1,236	0.88	16.76	—	1,234	0.88	16.76	—

	27,953	6.34	$5.54	$5,377	18,273	5.34	$5.98	$4,485

     In the three and six months ended June 30, 2009, the number of stock options that were exercised was 314 and 613, respectively, which had an intrinsic value of $412 and $625, respectively. In the three and six months ended June 30, 2008, the number of stock options that were exercised was 595 and 898, respectively, which had an intrinsic value of $1,131 and $1,533, respectively. Stock options exercised in the three and six months ended June 30, 2009 had an aggregate exercise price of $816 and $1,675, respectively. Stock options exercised in the three and six months ended June 30, 2008 had an aggregate exercise price of $1,404 and $2,037, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.34%	3.41%	2.28%	2.91%
Expected life (years)	5.78	5.39	5.78	5.39
Expected volatility	57%	55%	57%	55%
Expected dividend yield	—	—	—	—
     The Company’s weighted-average assumptions for the three and six months ended June 30, 2009 and 2008 were determined in accordance with SFAS No. 123R and are further discussed below.
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
     The weighted-average estimated fair values of options granted in the three and six months ended June 30, 2009 were $1.95 and $1.94, respectively, and $1.88 and $1.78 in the three and six months ended June 30, 2008, respectively.
Employee Stock Purchase Plan
     Under the 1991 Employee Stock Purchase Plan (“ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to 10 percent of an employee’s eligible compensation. There were 1,034 purchases under the ESPP in the six months ended June 30, 2009 at an average price of $3.15 per share. There were 1,161 purchases under the ESPP in the six months ended June 30, 2008 at an average price of $3.14 per share. Of the 42,000 shares authorized for issuance under this plan, 5,856 shares were available for issuance at June 30, 2009.
     The fair value of each purchase under the ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. The following assumptions were utilized to determine the fair value of the Company’s ESPP shares:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Risk-free interest rate	0.46%	2.07%	0.46%	2.07%
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	87%	40%	87%	40%
Expected dividend yield	—	—	—	—
     The weighted-average fair value of the rights to purchase shares under the ESPP for offering periods started in the six months ended June 30, 2009 and 2008 were $1.13 and $0.67, respectively. Cash proceeds for the issuance of shares under the ESPP were $3,250 and $3,643 in the six months ended June 30, 2009 and 2008, respectively.

     The components of the Company’s stock-based compensation expense, net of amounts (capitalized in) liquidated from inventory, in the three and six months ended June 30, 2009 and 2008, are summarized below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
		(in thousands)
Employee stock options	$2,859	$3,631	$5,799	$7,374
Employee stock purchase plan	585	447	1,427	894
Restricted stock units	3,129	2,251	4,326	4,446
Amounts (capitalized in) liquidated from inventory	(161)	24	242	(54)

	$6,412	$6,353	$11,794	$12,660

     SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation expense incurred in the three and six months ended June 30, 2009 and 2008, as the Company believes it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.
     The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchases under SFAS No. 123R in the three and six months ended June 30, 2009 and 2008, which was recorded as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
		(in thousands)
Cost of revenues	$899	$984	$2,095	$1,821
Research and development	2,795	2,766	5,457	5,510
Selling, general and administrative	2,718	2,603	4,242	5,329

Total stock-based compensation expense, before income taxes	6,412	6,353	11,794	12,660
Tax benefit	—	—	—	—

Total stock-based compensation expense, net of income taxes	$6,412	$6,353	$11,794	$12,660

     The table above excluded stock-based compensation of $1,891 and $3,782 in the three and six months ended June 30, 2009, respectively, and $1,890 and $2,520 in the three and six months ended June 30, 2008, respectively, for former Quantum executives related to the acquisition, which are classified within acquisition-related charges in the condensed consolidated statements of operations.
     There was no non-employee stock-based compensation expense in the six months ended June 30, 2009 and 2008.
     As of June 30, 2009, total unearned compensation expense related to nonvested stock options was approximately $23,434, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.35 years.
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

     The components of accumulated other comprehensive income at June 30, 2009 and December 31, 2008, net of tax, are as follows:

	June 30,		December 31,
	2009		2008
	(in thousands)
Foreign currency translation	$122,758	(1)	$110,108
Actuarial gains related to defined benefit pension plans	3,283		2,284
Net unrealized gains on investments	1,936		1,607

Total accumulated other comprehensive income	$127,977		$113,999

(1)	This amount includes $98,622 related to assets and liabilities held-for-sale. See Note 12.
     The components of comprehensive income (loss) in the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
		(in thousands)
Net (loss) income	$(12,407)	$(4,907)	$(8,781)	$1,881

Other comprehensive income (loss):
Foreign currency translation adjustments	26,588	(1,925)	12,650	35,409
Actuarial gains related to defined benefit pension plans	122	756	999	519
Unrealized gains on investments	88	(1,028)	329	(2,034)

Other comprehensive income (loss)	26,798	(2,197)	13,978	33,894

Total comprehensive income (loss)	$14,391	$(7,104)	$5,197	$35,775

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
     Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with the investigation of the Company’s historical stock option practices and related government inquiries and litigation. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify in connection with the historical stock option matters generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses incurred in defense of these matters. The Company is currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of its current and former directors, officers and employees.
     Subject to certain limitations, the Company also is obligated to indemnify its current directors in connection with the Microchip offer shareholder litigation. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the directors’ reasonable legal expenses and possibly other liabilities that could be incurred in connection with this litigation. The Company is currently paying the legal expenses being incurred in connection with this litigation by its directors.

Purchase Commitments
     At June 30, 2009, the Company had outstanding capital purchase commitments of $2,161. The Company also has a wafer purchase commitment with Tejas Silicon Holding Limited of approximately $92,082.
Contingencies
Litigation
     The Company is party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and financial position of Atmel. The estimate of the potential impact on the Company’s financial position or overall results of operations or cash flows for the legal proceedings described below could change in the future. The Company has accrued for losses related to litigation that the Company considers probable and for which the loss can be reasonably estimated.
     From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. On defendants’ motions, this consolidated amended complaint was dismissed with leave to amend, and a second consolidated amended complaint was filed in August 2007. Atmel and the individual defendants moved to dismiss the second consolidated amended complaint on various grounds. On February 20, 2008, a seventh stockholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California, which alleged the same causes of action that were alleged in the second consolidated amended complaint. This seventh suit was consolidated with the already-pending consolidated federal action. In June 2008, the federal district court denied the Company’s motion to dismiss for failure to make a demand on the board, and granted in part and denied in part motions to dismiss filed by the individual defendants. Discovery in the case is ongoing, but no trial date has been set. The California state court derivative cases, which also have been consolidated, were stayed in June 2007. Lastly, on February 27, 2009, a verified shareholder derivative complaint was filed in Delaware Chancery Court that addresses the timing of stock option grants awarded by the Company. On July 30, 2009, the defendants filed a motion to dismiss or stay the action.
     In January 2007, Quantum World Corporation (“Quantum World”) filed a patent infringement suit in the United States District Court for the Eastern District of Texas naming Atmel as a co-defendant, along with Lenovo (United States) Inc. (“Lenovo”), Lenovo Group Limited, Winbond Electronics Corporation and Winbond Electronics Corporation America (collectively “Winbond”), National Semiconductor, and IBM Corporation (“IBM”). In December 2008, Quantum World settled with Atmel and IBM, and the claims against the Company were dismissed with prejudice on January 15, 2009. On May 19, 2009—after Lenovo and Quantum World had resolved their remaining dispute—Lenovo and the Company settled indemnification and warranty claims Lenovo had tried unsuccessfully to assert in the underlying Quantum World litigation. The settlement amount was not material.
     On September 28, 2007, Matheson Tri-Gas (“MTG”) filed suit in Texas state court in Dallas County against the Company. Plaintiff alleges claims for: (1) breach of contract for the Company’s alleged failure to pay minimum payments under a purchase requirements contract; (2) breach of contract under a product supply agreement; and (3) breach of contract for failure to execute a process gas agreement. MTG seeks unspecified damages, pre- and post-judgment interest, attorneys’ fees and costs. In late November 2007, the Company filed its answer denying liability. In July 2008, the Company filed an amended answer, counterclaim and cross claim seeking among other things a declaratory judgment that a termination agreement cut off any claim by MTG for additional payments. In an Order entered on June 26, 2009, the Court granted the Company’s motion for partial summary judgment dismissing MTG’s breach of contract claims relating to the requirements contract and the product supply agreement. Although a trial of the remaining claims is scheduled to begin on September 8, 2009, the parties currently are negotiating the terms of a dismissal of those claims and a conclusion of proceedings in the trial court. The Company anticipates that MTG will appeal any final judgment the trial court enters. The Company intends to vigorously defend any such appeal.
     In October and November 2008, three purported class actions were filed in Delaware Chancery Court against the Company and/or all current members of its Board of Directors arising out of the unsolicited proposal made on October 1, 2008 by Microchip Technology Inc. (“Microchip”) and ON Semiconductor (“ON”) to acquire the Company. The three cases eventually were consolidated with the complaint in Louisiana Municipal Employees Retirement System v. Laub, designated the operative complaint. As initially filed, that complaint had only one cause of action, for breach of fiduciary duty, and asked the court to declare that the directors breached their fiduciary duty by refusing to consider the Microchip/ON offer in good faith, to invalidate any defensive measures that had been taken, and to award an unspecified amount of compensatory damages. Plaintiff filed an Amended Complaint on June 2, 2009 (adding a declaratory judgment claim to its Unocal claim). A trial is scheduled to commence on December 14, 2009. In addition, in mid-November 2008, a fourth case arising out of the Microchip/ON proposal, Zucker v. Laub, was filed in California in the Superior Court of Santa Clara County. Zucker has been stayed in favor of the Delaware actions. The Company intends to vigorously defend all of these actions.
     On October 9, 2008, the Air Pollution Control Division (“APCD”) of the State of Colorado Department of Public Health and Environment issued a Compliance Advisory notice to the Company’s Colorado Springs facility for purported violations of the law and non-compliance with the Company’s Colorado Construction Permit Number 91EP793-1 Initial Approval Modification 3 (“Permit”). The Compliance Advisory notice also claims that the Company failed to meet other regulatory requirements. The APCD is seeking administrative penalties and compliance by the Company with applicable laws, regulations and Permit terms. The Company is cooperating with the government to resolve this matter.
     On June 3, 2009, the Company filed an action in Santa Clara County Superior Court against three of its now-terminated Asia-based distributors, NEL Group Ltd. (“NEL”), Nucleus Electronics (Hong Kong) Ltd. (“NEHK”) and TLG Electronics Ltd. (“TLG”). The Company seeks, among other things, to recover $8.5 million owed it, plus applicable interest and attorneys fees. On June 9, 2009, NEHK separately sued Atmel in Santa Clara County Superior Court, alleging that Atmel’s suspension of shipments to NEHK on September 23, 2008—one day after TLG appeared on the Department of Commerce, Bureau of Industry and Security’s Entity List—breached the parties’ International Distributor Agreement. NEHK also alleges that Atmel libeled it, intentionally interfered with contractual relations and/or prospective business advantage, and violated California Business and Professions Code Sections 17200 et seq. and 17500 et seq. NEHK alleges damages exceeding $10 million. Both matters now have been consolidated. On July 29, 2009, NEL filed a cross-complaint against Atmel that alleges claims virtually identical to those NEHK has alleged, and seeks unspecified damages. The Company intends to prosecute its claims and defend the NEHK/NEL claims vigorously.
     On July 16, 2009, James M. Ross, the Company’s former General Counsel, filed a lawsuit in Santa Clara County Superior Court challenging his termination, and certain actions the Company took thereafter. The Complaint contains 12 causes of action, including: (1) several claims arising out of the Company’s treatment of his post-termination attempt to exercise stock options; (2) breach of a purported oral contract to pay a bonus upon the sale of the Company’s Grenoble division; (3) defamation; (4) breach of an oral and/or implied employment contract; and (5) violations of the California Labor Code. The Company intends to vigorously defend this action.
     On July 17, 2009, Mr. Ross filed a second lawsuit in Delaware Chancery Court seeking to enforce certain rights granted him under an indemnification agreement with the Company. In particular, Mr. Ross seeks reimbursement for fees and expenses already incurred, and a declaration that he is contractually entitled to advancement of expenses and indemnification in connection with the various lawsuits described above relating to the Company’s historical stock option granting practices. He also seeks advancement of fees and indemnification in connection with the indemnification action itself. The Company intends to vigorously defend this action.
     On July 24, 2009, 56 former employees of Atmel’s Nantes facility filed claims in the First Instance labour court, Nantes, France against the Company and MHS Electronics claiming that (1) the Company’s sale of the Nantes facility to MHS (XbyBus SAS) in 2005 did not result in the transfer of their labor agreements to MHS, and (2) these employees should still be considered Atmel employees, with the right to claim related benefits from Atmel. Alternatively, each employee seeks damages of at least 45,000 Euros and court costs. The court set the first hearing date on October 6, 2009. These claims are similar to those filed in the First Instance labour court in October 2006 by 47 other former employees of Atmel’s Nantes facility (MHS was not named a defendant in the earlier claims). On July 24, 2008, the judge hearing the earlier claims issued an oral ruling in favor of the Company, finding that there was no jurisdiction for those claims by certain “protected employees,” and denying the claims as to all other employees. Forty of those earlier plaintiffs appealed, and a hearing is scheduled in November 2009. The Company intends to defend all these claims vigorously.
     From time to time, the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims. As well, from time to time, the Company is notified by customers of claims relating to the quality of our products, including additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting their defective products, costs for product recalls or other damages. The Company accrues for losses relating to such claims that the Company considers probable and for which the loss can be reasonably estimated.
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
     The French Tax Authorities have completed their examination of the income tax returns for the Company’s subsidiary in Rousset, France for the tax years 2001 through 2005. During the three months ended June 30, 2009, the Company effectively settled the audit with the French Tax Authorities that resulted in the utilization and release of tax reserves and an adjustment to deferred tax asset balances. See Note 9 for further discussion of the settlement of the audit.
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
     The following table summarizes the activity related to the product warranty liability in the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
		(in thousands)
Balance at beginning of period	$5,229	$6,521	$5,579	$6,789
Accrual for warranties during the period, net of change in estimates	576	1,927	1,419	3,408
Actual costs incurred	(1,069)	(1,644)	(2,262)	(3,393)

Balance at end of period	$4,736	$6,804	$4,736	$6,804

     Product warranty liability is included in accrued and other liabilities on the condensed consolidated balance sheets.
Guarantees
     During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of June 30, 2009, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements is approximately $2,050. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.
Note 9 INCOME TAXES
     In the three and six months ended June 30, 2009, the Company recorded an income tax benefit of $9,737 and $37,430, respectively, compared to an income tax provision of $4,296 and $7,494 in the three and six months ended June 30, 2008, respectively. During the quarter ended March 31, 2009, the Company recognized a tax benefit of $26,489 primarily attributable to recognition of certain current and prior foreign R&D credits.
     In the three months ended June 30, 2009, the Company recorded an out-of-period adjustment of $1,089 to reverse a tax liability related to alternative minimum tax that was incorrectly recorded during 2008. Management has assessed the impact of this adjustment and does not believe the amount is material, either individually or in the aggregate, to any of the prior periods’ financial statements, and the impact of correcting this error in the three and six months ended June 30, 2009 is not expected to be material to the full year 2009 financial statements.
     The provision for income taxes for these periods was determined using the annual effective tax rate method by excluding the entities that are not expected to realize tax benefit from their operating losses. As a result, excluding the impact of discrete tax events during the quarter, the provision for income taxes was at a higher consolidated effective rate than would have resulted if all entities were profitable or if losses produced tax benefits.

     As a result of the effective settlement of certain foreign tax audits during the quarter ended June 30, 2009, the Company was able to release reserves and accrued interest, netted against certain additional exposures related to the foreign audits, of $7,863. Additionally, during the current quarter, as a result of the settlement, the Company remeasured its Deferred Tax Assets to record an adjustment of $51,100. This adjustment decreased foreign net operating loss carry-forwards with a corresponding adjustment to the valuation allowance. This change had no impact on the condensed consolidated balance sheets or statements of operations.
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
     On January 1, 2007, the Company adopted FIN 48. Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At June 30, 2009 and December 31, 2008, the Company had $171,403 and $214,857 of unrecognized tax benefits, respectively. The decrease in unrecognized tax benefits in the six months ended June 30, 2009 of $43,454 primarily related to the recognition of certain R&D tax credits and the release of tax reserves related to the settlement of certain foreign tax audits.
     Included within long-term liabilities at June 30, 2009 and December 31, 2008 were income taxes payable totaling $105,981 and $104,996, respectively.
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

     The aggregate net pension expense relating to the two plan types are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
		(in thousands)
Service costs during the period	$492	$525	$986	$1,073
Interest costs on projected benefit obligation	446	759	884	1,495
Amortization of actuarial loss	8	41	5	99

Net pension expense	$946	$1,325	$1,875	$2,667

     Interest costs on projected benefit obligation decreased to $446 and $884 in the three and six months ended June 30, 2009, respectively, from $759 and $1,495 in the three and six months ended June 30, 2008, respectively, primarily due to the transfer of pension liability in the latter half of 2008 as a result of the Company’s sale of its manufacturing operations in Heilbronn, Germany.
     The Company made $25 and $460 in benefit payments in the six months ended June 30, 2009 and 2008, respectively. The Company estimates that benefit payments will total $765 in 2009.
     The Company’s pension liability represents the present value of estimated future benefits to be paid. With respect to the Company’s unfunded plans in Europe, in the six months ended June 30, 2009, a decrease in inflation rate assumptions used to calculate the present value of the pension obligation resulted in an decrease in the pension liability of $1,307. This decrease in liability was offset in part by an increase in discount rate. This resulted in an increase of $999, net of tax, which was credited to accumulated other comprehensive income in stockholders’ equity on the condensed consolidated balance sheet at June 30, 2009, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”
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

     The Company’s wafer manufacturing facilities fabricate integrated circuits for segments as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. Segments are defined by the products they design and sell. They do not make sales to each other. The Company’s net revenues and segment (loss) income from operations for each reportable segment in the three and six months ended June 30, 2009 and 2008 are as follows:
Information about Reportable Segments

	Micro-	Nonvolatile	RF and
	Controllers	Memories	Automotive	ASIC	Total
		(in thousands)
Three months ended June 30, 2009
Net revenues from external customers	$101,613	$69,338	$35,385	$78,206	$284,542
Segment loss from operations	(3,209)	(985)	(4,374)	(2,676)	(11,244)
Three months ended June 30, 2008
Net revenues from external customers	$142,709	$87,695	$69,990	$120,514	$420,908
Segment income (loss) from operations	12,754	9,530	(106)	(5,443)	16,735

Six months ended June 30, 2009
Net revenues from external customers	$198,660	$133,165	$67,972	$156,238	$556,035
Segment (loss) income from operations	(3,819)	2,781	(4,904)	(17,372)	(23,314)
Six months ended June 30, 2008
Net revenues from external customers	$273,369	$182,688	$140,535	$235,553	$832,145
Segment income (loss) from operations	22,154	19,695	2,652	(11,651)	32,850
     The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.
     Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
		(in thousands)
Total segment (loss) income from operations	$(11,244)	$16,735	$(23,314)	$32,850
Unallocated amounts:
Acquisition-related charges	(3,642)	(6,709)	(9,141)	(10,420)
Charges for grant repayments	(249)	(292)	(1,014)	(173)
Restructuring charges	(2,470)	(8,676)	(4,822)	(36,584)
(Loss) gain on sale of assets	—	(810)	164	29,948

Consolidated (loss) income from operations	$(17,605)	$248	$(38,127)	$15,621

     Geographic sources of revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
		(in thousands)
United States	$49,721	$56,381	$98,418	$117,778
Germany	34,818	67,357	71,188	131,361
France	21,399	43,158	41,252	80,982
United Kingdom	2,574	5,485	5,126	10,635
Japan	9,423	19,404	17,507	43,956
China, including Hong Kong	78,387	95,008	149,157	181,598
Singapore	15,845	27,602	31,084	58,919
Rest of Asia-Pacific	39,560	59,673	75,187	115,047
Rest of Europe	28,878	41,206	58,876	79,979
Rest of the World	3,937	5,634	8,240	11,890

Total net revenues	$284,542	$420,908	$556,035	$832,145

     Net revenues are attributed to countries based on delivery locations.
     No single customer accounted for more than 10% of net revenues in the three and six months ended June 30, 2009 and 2008.
     Locations of long-lived assets as of June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)
United States	$114,254	$126,959
Germany	19,007	23,377
France	1,405	200,799
United Kingdom	6,750	6,978
Asia-Pacific	32,478	34,049
Rest of Europe	12,737	13,756

Total	$186,631	$405,918

     Excluded from the table above are auction-rate securities of $2,266 and $8,795 as of June 30, 2009 and December 31, 2008, respectively, which are included in other assets on the condensed consolidated balance sheets. Also excluded from the table above as of June 30, 2009 and December 31, 2008 are goodwill of $57,456 and $51,010, respectively, intangible assets, net of $32,323 and $34,121, respectively, deferred income tax assets of $6,713 and $3,921, respectively, and assets held-for-sale of $193,564 and $0, respectively.
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
ASIC Business Unit, Including Rousset Fabrication Facility

     In the three months ended March 31, 2009, the Company announced its intention to pursue strategic alternatives for its ASIC business, and related manufacturing assets. As a result, the Company assessed the criteria within SFAS No. 144, and determined that the assets and liabilities of the disposal group, which comprised the ASIC business unit, including the fabrication facility in Rousset, France, should be classified as held for sale. The assets and liabilities held for sale are carried on the condensed consolidated balance sheet at June 30, 2009, at their carrying amount, which is less than their fair value, less cost to sell. The fair value of the disposal group was calculated based on various metrics including discounted cash flows and other comparable transactions. As management expects to sell the disposal group at an amount, net of cost to sell, that is greater than its carrying value, no impairment charge was recorded during the quarter. Given the current uncertainties in the global economy, there exists a possibility that the Company may ultimately sell the disposal group for less than it currently estimates and therefore may in the future record a charge for the reduction in value of the assets.
     In determining the carrying value for the purposes of the SFAS No. 144 impairment assessment, the Company has included foreign currency translation adjustments recorded within stockholders’ equity, in accordance with Emerging Issue Task Force Issue No. 01-05, “Application of FAS 52, Foreign Currency Translation, to an Investment Being Evaluated for Impairment that Will Be Disposed Of.”
     As a result of being classified as held for sale, the fixed assets within the disposal group are no longer being depreciated. The expected sale of the ASIC business unit, including the fabrication facility in Rousset, France, is not expected to qualify as discontinued operations as the Company expects to continue to have cash flows associated with supply agreements that the Company expects to enter into with the potential buyer of the disposal group.
     The following table details the assets and liabilities within the disposal group, which are classified as held for sale in the condensed consolidated balance sheet as of June 30, 2009:

(in thousands)
Current assets
Inventory	$76,304
Prepaids and other current assets	16,258
Tax	33,742

Total current assets held for sale	126,304

Non-current assets
Fixed assets, net	191,147
Other assets	2,417

Total non-current assets held for sale	193,564

Total assets held for sale	$319,868

Current Liabilities
Accounts payable	$19,581
Payroll related	21,044
Deferred grant	5,502
Trade tax	8,442
Others	3,130

Total current liabilities held for sale	57,699
Pension liability	6,631
Deferred tax	1,184

Total non-current liabilities held for sale	7,815

Total liabilities held for sale	$65,514

North Tyneside, United Kingdom
     On October 8, 2007, the Company entered into definitive agreements to sell certain wafer fabrication equipment and land and buildings at North Tyneside to Taiwan Semiconductor Manufacturing Company (“TSMC”) and Highbridge Business Park Limited

(“Highbridge”) for a total of approximately $124,800. The Company recognized a loss of $810 and a gain of $29,948 for the sale of the equipment in the three and six months ended June 30, 2008. The Company vacated the facility in May 2008.
Note 13 RESTRUCTURING CHARGES
     The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three and six months ended June 30, 2009 and 2008, respectively.

	January 1,			Currency	March 31,			Currency	June 30,
	2009			Translation	2009	Charges/		Translation	2009
	Accrual	Charges	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual
				(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592 (2)
Fourth quarter of 2007
Other restructuring charges	218	32	(81)	(2)	167	104	(125)	12	158
Second quarter of 2008
Employee termination costs	235	42	(220)	(10)	47	4	(34)	3	20
Third quarter of 2008
Employee termination costs	17,575	226	(10,579)	(1,028)	6,194	(441)	(3,971)	125	1,907
Fouth quarter of 2008
Employee termination costs	3,438	567	(2,854)	(10)	1,141	59	(1,145)	6	61
First quarter of 2009
Employee termination costs	—	1,485	(37)	(11)	1,437	(83)	(520)	205	1,039
Second quarter of 2009
Employee termination costs	—	—	—	—	—	2,827	(2,777)	—	50

Total 2009 activity	$23,058	$2,352	$(13,771)	$(1,061)	$10,578	$2,470	$(8,572)	$351	$4,827 (1)

	January 1,			Currency	March 31,			Currency	June 30,
	2008			Translation	2008			Translation	2008
	Accrual	Charges	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual
				(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592 (2)
Fourth quarter of 2006
Employee termination costs	1,324	17	(767)	78	652	14	(131)	(1)	534
Fouth quarter of 2007
Employee termination costs	12,759	1,106	(7,527)	559	6,897	325	(7,222)	—	—
Termination of contract with supplier	—	11,636	(493)	780	11,923	570	(10,475)	33	2,051
Other exit related costs	—	15,149	(5,766)	892	10,275	4,974	(14,546)	13	716
Second quarter of 2008
Employee termination costs	—	—	—	—	—	2,793	(591)	4	2,206

Total 2008 activity	$15,675	$27,908	$(14,553)	$2,309	$31,339	$8,676	$(32,965)	$49	$7,099

(1)	Accrued restructuring charges are classified within accrued and other liabilities on the condensed consolidated balance sheets and are expected to be paid prior to June 30, 2010.

(2)	Relates to a contractual obligation, which is currently subject to litigation.
2009 Restructuring Charges
     In the three and six months ended June 30, 2009, the Company continued to implement the restructuring initiatives announced in 2008 that are discussed below and incurred restructuring charges of $2,470 and $4,822, respectively. The charges relating to this initiative consist of the following:

•	Net charges of $2,366 and $4,686 in the three and six months ended June 30, 2009, respectively, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities” (SFAS No. 146”).
•	Charges of $104 and $136 in the three and six months ended June 30, 2009, respectively, related to facility closure costs.
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
     In the three months ended June 30, 2008, the Company implemented cost reduction measures, primarily targeting manufacturing and research and development labor costs. The Company recorded $2,793, consisting of the following:
•	Charges of $2,571 in the three months ended June 30, 2008 related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with SFAS No. 146.
•	Charges of $222 in the three months ended June 30, 2008 related to one-time minimum statutory termination benefits recorded in accordance with SFAS 112, “Employers’ Accounting for Post Employment Benefits.”
Note 14 NET (LOSS) INCOME PER SHARE
     Basic net (loss) income per share is calculated by using the weighted-average number of common shares outstanding during that period. Diluted net (loss) income per share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, upon vesting of restricted stock units and contingent issuable shares for all periods. No dilutive potential common shares were included in the computation of any diluted per share amount when a loss from continuing operations was reported by the Company. Income or loss from operations is the “control number” in determining whether potential common shares are dilutive or anti-dilutive.

     A reconciliation of the numerator and denominator of basic and diluted net (loss) income per share is provided as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net (loss) income	$(12,407)	$(4,907)	$(8,781)	$1,881

Weighted-average shares — basic	450,891	445,793	450,291	445,225
Incremental share equivalents related to employee stock options and restricted stock untis outstanding	—	—	—	5,112

Weighted-average shares — diluted	450,891	445,793	450,291	450,337

Net (loss) income per share:
Basic
Net (loss) income per share — basic	$(0.03)	$(0.01)	$(0.02)	$0.00

Diluted
Net (loss) income per share — diluted	$(0.03)	$(0.01)	$(0.02)	$0.00

     The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(in thousands)
Employee stock options and restricted stock units outstanding	53,557	38,072	54,394	37,870
Incremental share equivalents related to employee stock options and restricted stock units outstanding	—	—	—	(5,112)

Incremental shares and share equivalents excluded from per share calculation	53,557	38,072	54,394	32,758

Note 15 INTEREST AND OTHER EXPENSE, NET
     Interest and other expense, net, are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
		(in thousands)
Interest and other income	$351	$4,145	$781	$6,552
Interest expense	(1,759)	(2,898)	(3,545)	(6,923)
Foreign exchange transaction losses	(3,131)	(2,106)	(5,320)	(5,875)

Total	$(4,539)	$(859)	$(8,084)	$(6,246)

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

     Fair Value Hierarchy
     SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.
•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.
     The table below presents the balances of marketable securities measured at fair value on a recurring basis at December 31, 2008:

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Corporate equity securities	$165	$165	$—	$—
Auction-rate securities	8,795	—	—	8,795
Corporate debt securities and other obligations	35,618	—	35,618	—

Total	$44,578	$165	$35,618	$8,795

     The table below presents the balances of marketable securities measured at fair value on a recurring basis at June 30, 2009:

	June 30, 2009
	Total	Level 1	Level 2	Level 3
		(in thousands)
Assets
Corporate equity securities	$142	$142	$—	$—
Auction-rate securities	5,491	—	—	5,491
Corporate debt securities and other obligations	35,102	—	35,102	—

Total	$40,735	$142	$35,102	$5,491

     The Company’s investments, with the exception of auction-rate securities, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The Company’s money market securities of $105,482 as of June 30, 2009 are classified as Level 1 as cash and cash equivalents on the condensed consolidated balance sheet. The types of instruments valued based on other observable inputs include corporate debt securities and other obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.
     Auction-rate securities are classified within Level 3 as significant assumptions are not observable in the market. There were no transfers in or out of Level 3 in the three and six months ended June 30, 2009. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of total assets as of June 30, 2009.

     In October 2008, the Company accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase the Company’s eligible auction-rate securities of $3,225 (book value) at par value at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, the Company expects to sell the securities to UBS at par value on June 30, 2010. These auction-rate securities are classified as Level 3. The Company elected to measure the Put Option under the fair value option of SFAS No. 159 and recorded a corresponding short-term investment as of June 30, 2009, which is included within the auction-rate securities balance for presentation purposes. As a result of accepting the offer, the Company reclassified these auction-rate securities from available-for-sale to trading securities.
     A summary of the changes in Level 3 assets measured at fair value on a recurring basis is as follows:

			Balance at		Sales and
	Balance at	Sales and Other	March 31,	Total Unrealized	Other	Balance at
	January 1, 2009	Settlements	2009	Gains	Settlements	June 30, 2009
	(in thousands)
Auction-rate securities	$8,795	$(2,475)	$6,320	$46	$(875)	$5,491

Total	$8,795	$(2,475)	$6,320	$46	$(875)	$5,491

Note 17 SUBSEQUENT EVENT
     The Company adopted SFAS No. 165 effective April 1, 2009. The Company evaluated subsequent events arising after June 30, 2009 through the date of filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission.
     On August 3, 2009, the Company commenced an exchange offer whereby eligible employees are given the opportunity to exchange some or all of their outstanding stock options with an exercise price greater than $4.69 per share (which is equal to 52-week high of the Company’s per share stock price as of the start of the offer) that were granted on or before August 3, 2008, whether vested or unvested, for restricted stock units or, for certain employees, a combination of restricted stock units and stock options. Depending on their respective job grade level, the employees may receive either all restricted stock units or a combination of restricted stock units and stock options and the exchange ratio is based on the per share exercise price of the eligible stock options. The exchange offer is expected to be completed on August 28, 2009.
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
FORWARD LOOKING STATEMENTS
     You should read the following discussion of our financial condition and results of operations in conjunction with our Condensed Consolidated Financial Statements and the related “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2009, our gross margins, anticipated revenues by geographic area, operating expenses and liquidity including the anticipated sale of auction rate securities to UBS Financial Services, Inc., factory utilization, the effect of our strategic transactions, restructuring and other strategic efforts and our expectations regarding the effects of exchange rates and efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, and in Item 1A — Risk Factors, and elsewhere in this Form 10-Q and similar discussions in our other filings with the SEC, including our Annual Report on Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-Q.
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
     We develop process technologies to ensure our products provide the maximum possible performance. In the six months ended June 30, 2009, we manufactured approximately 89% of our products in our own wafer fabrication facilities.
     Our operating segments consist of the following: (1) microcontroller products (Microcontroller); (2) nonvolatile memory products (Nonvolatile Memory); (3) radio frequency and automotive products (RF and Automotive); and (4) application specific integrated circuits (ASICs).
     Net revenues decreased to $285 million in the three months ended June 30, 2009 from $421 million in the three months ended June 30, 2008. Net revenues decreased to $556 million in the six months ended June 30, 2009 from $832 million in the six months ended June 30, 2008. Net revenues in the three and six months ended June 30, 2009 were negatively impacted by reduced demand resulting from the global economic weakness experienced in all electronic markets since the fourth quarter of 2008. In addition, reduced inventory levels held by distributors also resulted in reduced shipments levels compared to prior periods. All of our business units experienced reduced demand and resulting net revenues in the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, with net revenues declining 32% and 33%, respectively.
     Gross margin declined to 32.3% in the three months ended June 30, 2009, compared to 36.5% in the three months ended June 30, 2008. Gross margin declined to 33.7% in the six months ended June 30, 2009, compared to 36.0% in the six months ended June 30, 2008. Gross margin in the three and six months ended June 30, 2009 was negatively impacted by factory under utilization costs due to reduced factory loading as well as inventory write-downs. Charges related to these items reduced gross margins by approximately $8 million, or 3%, and $13 million, or 2% of net revenue in the three and six months ended June 30, 2009. We expect gross margins to remain flat during the third quarter and gradually improve by the fourth quarter of 2009 primarily due to improved factory utilization resulting from higher shipment levels, and cost reductions resulting from strategic restructuring initiatives.
     Research and development (“R&D”) expenses decreased by 24% or $16 million to $52 million in the three months ended June 30, 2009 from $68 million in the three months ended June 30, 2008, and decreased by 22% or $30 million to $105 million in the six months ended June 30, 2009 from $135 million in the six months ended June 30, 2008. In the three and six months ended June 30, 2009, we continued to reduce spending on non-core product development programs and focused our spending on fewer, higher return projects, with increasing emphasis on Microcontroller and Touchscreen related products. We have also reduced spending on proprietary fabrication process development, as we expect to utilize more industry standard manufacturing processes in future periods.
     Selling, general and administrative (“SG&A”) expenses decreased 26% and 20% in the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008. Lower spending resulted from a combination of headcount reduction actions reducing salaries and benefits, lower legal and consulting expenses, and further temporary cost reductions implemented to reduce operating losses, including forced vacations, executive pay reductions, and reduced discretionary spending. SG&A expense for the three months ended June 30, 2009 also benefited from favorable exchange rates and lower selling costs, compared to the three months ended June 30, 2008.
     We continue to take significant actions to improve operational efficiencies and further reduce costs. In the three months ended June 30, 2009 and 2008, we incurred $2 million and $9 million, respectively, and in the six months ended June 30, 2009 and 2008, we incurred $5 million and $37 million, respectively, in restructuring charges related to headcount reductions and facility closure costs primarily related to our manufacturing operations.
     Benefit from income taxes totaled $10 million in the three months ended June 30, 2009, compared to a provision for income taxes of $4 million in the three months ended June 30, 2008. Benefit from income taxes totaled $37 million in the six months ended June 30, 2009, compared to a provision for income taxes of $7 million in the six months ended June 30, 2008. The tax benefits recorded in the three and six months ended June 30, 2009 are related to foreign R&D tax credits and reduced taxable income in certain foreign jurisdictions during the first half of 2009.
     Cash provided by operating activities totaled $7 million in the six months ended June 30, 2009, compared to cash provided of $10 million in the six months ended June 30, 2008. At June 30, 2009, our cash, cash equivalents and short-term investments totaled $419 million, compared to $441 million at December 31, 2008. We reduced our total debt to $119 million at June 30, 2009 from $145 million at December 31, 2008. Working capital increased to $573 million at June 30, 2009 from $531 million at December 31, 2008.
     On March 6, 2008, we acquired Quantum Research Group Ltd. (“Quantum”) for an initial purchase price of $96 million, subsequently increased to $105 million due to contingent consideration earned. The results of operations of Quantum are included in our Microcontroller segment from the date of acquisition.
     We announced our intention to evaluate strategic alternatives for our ASIC business in the three months ended March 31, 2009. We have classified the assets and liabilities of the ASIC business unit, including the fabrication facility in Rousset, France, as held for sale as of June 30, 2009. The assets and liabilities held for sale are carried on the condensed consolidated balance sheet at June 30, 2009, at their carrying amount, which is less than their fair value, less cost to sell. The fair value of the disposal group was calculated based on various metrics including discounted cash flows and other comparable transactions. As management expects to sell the disposal group at an amount, net of cost to sell, that is greater than its carrying value, no impairment charge was recorded during the quarter. Given the current uncertainties in the global economy, it is possible that we may ultimately sell the disposal group for less than we currently estimate and therefore may in the future record a charge for the reduction in value of the assets.
RESULTS OF OPERATIONS

	Three Months Ended				Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
	(in thousands, except percentage of net revenues
Net revenues	$284,542	100.0%	$420,908	100.0%	$556,035	100.0%	$832,145	100.0%
Gross profit	91,824	32.3%	153,526	36.5%	187,229	33.7%	$299,580	36.0%
Research and development	52,186	18.3%	68,218	16.2%	104,743	18.8%	$134,595	16.2%
Selling, general and administrative	50,882	17.9%	68,573	16.3%	105,800	19.0%	$132,135	15.9%
Acquisition-related charges	3,642	1.3%	6,709	1.6%	9,141	1.6%	$10,420	1.3%
Charges for grant repayments	249	0.1%	292	0.1%	1,014	0.2%	$173	0.0%
Restructuring charges	2,470	0.9%	8,676	2.1%	4,822	0.9%	$36,584	4.4%
Loss (gain) on sale of assets	—	0.0%	810	0.2%	(164)	0.0%	$(29,948)	-3.6%

(Loss) income from operations	$(17,605)	-6.2%	$248	0.1%	$(38,127)	-6.9%	$15,621	1.9%

Net Revenues
     Net revenues decreased to $285 million in the three months ended June 30, 2009 from $421 million in the three months ended June 30, 2008. Net revenues decreased to $556 million in the six months ended June 30, 2009 from $832 million in the six months ended June 30, 2008. Net revenues in the three and six months ended June 30, 2009 were negatively impacted by reduced demand resulting from the global economic weakness experienced in all electronic markets since the fourth quarter of 2008. In addition, reduced inventory levels held by distributors also resulted in reduced shipments levels compared to prior periods. All of our business units experienced reduced demand and resulting net revenues in the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, with net revenues declining 32% and 33%, respectively.
     Average exchange rates utilized to translate foreign currency revenues and expenses were 1.33 and 1.56 Euro to the dollar in the three months ended June 30, 2009 and 2008 and 1.33 and 1.51 Euro to the dollar in the six months ended June 30, 2009 and 2008, respectively. During the three and six months ended June 30, 2009, changes in foreign exchange rates had an unfavorable impact on net revenues. Had average exchange rates remained the same during the three and six months ended June 30, 2009 as the average exchange rates in effect for the three and six months ended June 30, 2008, our reported net revenues for the three and six months ended June 30, 2009 would have been $11 million and $17 million higher, respectively.

Net Revenues — By Operating Segment
     Our net revenues by segment in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 are summarized as follows:

	Three Months Ended

	June 30, 2009	June 30, 2008	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$101,613	$142,709	$(41,096)	-29%
Nonvolatile Memory	69,338	87,695	(18,357)	-21%
RF and Automotive	35,385	69,990	(34,605)	-49%
ASIC	78,206	120,514	$(42,308)	-35%

Total net revenues	$284,542	$420,908	$(136,366)	-32%

	Six Months Ended

	June 30, 2009	June 30, 2008	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$198,660	$273,369	$(74,709)	-27%
Nonvolatile Memory	133,165	182,688	(49,523)	-27%
RF and Automotive	67,972	140,535	(72,563)	-52%
ASIC	156,238	235,553	$(79,315)	-34%

Total net revenues	$556,035	$832,145	$(276,110)	-33%

Microcontroller
     Microcontroller segment net revenues decreased by 29% or $41 million to $102 million in the three months ended June 30, 2009, compared to $143 million in the three months ended June 30, 2008. Microcontroller segment net revenues decreased by 27% or $75 million to $199 million in the six months ended June 30, 2009, compared to $274 million in the six months ended June 30, 2008. The decrease in net revenues was primarily related to reduced demand from customers in Asia as we experienced lower shipments for AVR products to the handset and consumer markets. Revenue for Quantum products is included within the Microcontroller operating segment.
Nonvolatile Memory
     Nonvolatile Memory segment revenues decreased by 21% or $18 million to $69 million in the three months ended June 30, 2009, compared to $88 million in the three months ended June 30, 2008. Nonvolatile Memory segment revenues decreased by 27% or $50 million to $133 million in the six months ended June 30, 2009, compared to $183 million in the six months ended June 30, 2008. The decrease in net revenues was primarily related to reduced demand from customers in Asia for Serial EEPROM and Serial Flash memory products. Markets for our Nonvolatile Memory products are more competitive than other markets we sell to, and as a result, our memory products are subject to greater declines in average selling prices than products in our other segments. Competitive pressures and reduced global demand are among several factors causing continued pricing declines during the three and six months ended June 30, 2009.
RF and Automotive
     RF and Automotive segment revenues decreased by 49% or $35 million to $35 million in the three months ended June 30, 2009, compared to $70 million in the three months ended June 30, 2008. RF and Automotive segment revenues decreased by 52% or $73 million to $68 million in the six months ended June 30, 2009, compared to $141 million in the six months ended June 30, 2008. The decrease in net revenues was primarily related to the significant decline in automotive markets, with European automotive markets having the most impact to our shipments. In addition, net revenues decreased $8 million as a result of exiting the CDMA foundry business and $26 million in other automotive products, in the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008.

ASIC
     ASIC segment net revenues decreased by 35% or $42 million to $78 million in the three months ended June 30, 2009, compared to $120 million in the three months ended June 30, 2008. ASIC segment net revenues decreased by 34% or $79 million to $156 million in the six months ended June 30, 2009, compared to $235 million in the six months ended June 30, 2008. ASIC segment net revenues decreased primarily due to reduced smart card product demand resulting from declining European telecom and consumer markets.
Net Revenues — By Geographic Area
     Our net revenues by geographic areas in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 are summarized as follows (revenues are attributed to countries based on delivery locations):

	Three Months Ended

	June 30, 2009	June 30, 2008	Change	% Change
	(in thousands, except for percentages)
United States	$49,721	$56,381	$(6,660)	-12%
Europe	87,669	157,206	(69,537)	-44%
Asia	143,215	201,687	(58,472)	-29%
Other*	3,937	5,634	(1,697)	-30%

Total net revenues	$284,542	$420,908	$(136,366)	-32%

	Six Months Ended

	June 30, 2009	June 30, 2008	Change	% Change
	(in thousands, except for percentages)
United States	$98,418	$117,778	$(19,360)	-16%
Europe	176,442	302,957	(126,515)	-42%
Asia	272,935	399,520	(126,585)	-32%
Other*	8,240	11,890	(3,650)	-31%

Total net revenues	$556,035	$832,145	$(276,110)	-33%

*	Primarily includes South Africa and Central and South America
     Net revenues outside the United States accounted for 83% and 82% of our net revenues in the three and six months ended June 30, 2009, compared to 87% and 86% in the three and six months ended June 30, 2008.
     Our net revenues in Asia decreased by $58 million, or 29% in the three months ended June 30, 2009, compared to the three months ended June 30, 2008, and decreased by $127 million, or 32% in the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease in net revenues for the region was primarily due to lower shipments of memory and Microcontroller products as a result of the overall economic slowdown, as well as reduced demand resulting from lower OEM and distribution inventory levels.
     Our net revenues in Europe decreased by $70 million, or 44%, in the three months ended June 30, 2009, compared to the three months ended June 30, 2008, and decreased by $127 million, or 42% in the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease in net revenues for the region was primarily due reduced demand for Smartcard and RF and Automotive products.
     Our net revenues in the United States decreased by $7 million, or 12%, in the three months ended June 30, 2009, compared to the three months ended June 30, 2008, and decreased by $19 million, or 16% in the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease in net revenues for the region was primarily due to United States-based customers continuing to redirect deliveries from domestic operations to lower cost overseas operations, as well as reduced shipments to Microcontroller customers.

     While net revenues in Asia declined in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008, we expect that Asia net revenues will grow more rapidly than other regions in the future. Net revenues in Asia may be impacted in the future as we refine our distribution strategy and optimize our distributor base in Asia. It may take time for us to identify financially viable distributors and help them develop high quality support services. There can be no assurances that we will be able to manage this optimization process in an efficient and timely manner.
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
Revenues and Costs — Impact from Changes to Foreign Exchange Rates
     Changes in foreign exchange rates, primarily the Euro, have had a significant impact on our net revenues and operating costs. Net revenues denominated in foreign currencies, were 25% and 24% of our total net revenues in the three months ended June 30, 2009 and 2008, respectively, and 24% and 23% of our total net revenues in the six months ended June 30, 2009 and 2008, respectively. Costs denominated in foreign currencies, primarily the Euro, were approximately 39% and 48% of our total costs in the three months ended June 30, 2009 and 2008, respectively, and were approximately 41% and 49% in the six months ended June 30, 2009 and 2008, respectively.
     Net revenues denominated in Euro were 24% and 23% of our total net revenues in the three months ended June 30, 2009 and 2008, respectively, and net revenues denominated in Euro were 23% and 22% of our total net revenues in the six months ended June 30, 2009 and 2008, respectively. Costs denominated in Euro were 35% and 43% of our total costs in the three months ended June 30, 2009 and 2008, respectively, and were approximately 37% and 44% in the six months ended June 30, 2009 and 2008, respectively. Net revenues included 50 million Euro in the three months ended June 30, 2009, compared to 62 million in the three months ended June 30, 2008 and included 98 million Euro in the six months ended June 30, 2009, compared to 123 million in the six months ended June 30, 2008. Operating expenses in Euro decreased to approximately 78 million Euro in the three months ended June 30, 2009, compared to 111 million Euro in operating expenses in the three months ended June 30, 2008 and decreased to 160 million Euro in the six months ended June 30, 2009, compared to 232 million in the six months ended June 30, 2008. Operating expenses in Euro declined due to reduction of European manufacturing activities as well as reduced depreciation expense as a result of classifying the ASIC business as held-for-sale in the first quarter of 2009.
     Average exchange rates utilized to translate foreign currency revenues and expenses in were 1.33 and 1.56 Euro to the dollar in the three months ended June 30, 2009 and 2008, respectively. Average exchange rates utilized to translate foreign currency revenues and expenses were 1.33 and 1.51 Euro to the dollar in the six months ended June 30, 2009 and 2008, respectively.
     During the three and six months ended June 30, 2009, changes in foreign exchange rates had an unfavorable impact on net revenue but a favorable impact on operating costs and loss from operations. Had average exchange rates remained the same in the three and six months ended June 30, 2009 as the average exchange rates in effect in the three and six months ended June 30, 2008, our reported revenues in the three and six months ended June 30, 2009, would have been $11 million and $17 million higher. However, as discussed above, our foreign currency expenses exceed foreign currency revenues. Had average exchange rates in the three and six months ended June 30, 2009 remained the same as the average exchange rates in the three and six months ended June 30, 2008, our operating expenses would have been $22 million higher (relating to cost of revenues of $11 million; research and development expenses of $7 million; and selling, general and administrative expenses of $4 million) and $38 million higher (relating to cost of revenues of $20 million; research and development expenses of $12 million; and selling, general and administrative expenses of $6 million), respectively. The net effect resulted in a decrease to loss from operations of $11 million and $21 million in the three and six months ended June 30, 2009 and 2008, respectively, as a result of favorable exchange rates when compared to the same periods in the prior year.
Cost of Revenues and Gross Margin
     Gross margin declined to 32.3% in the three months ended June 30, 2009, compared to 36.5% in the three months ended June 30, 2008. Gross margin declined to 33.7% in the six months ended June 30, 2009, compared to 36.0% in the six months ended June 30, 2008. The decline in gross margin related primarily to factory under utilization costs, as well as higher per-unit costs, resulting from reduced factory loading at our wafer fabrication and test facilities.

Charges related to under-capacity reduced gross margin by approximately $8 million, or 3%, and $13 million, or 2%, of net revenue in the three and six months ended June 30, 2009. Gross margins were also impacted unfavorably by higher charges for inventory reserves along with other non-recurring expenses recorded during the first six months of 2009. We expect gross margins to remain flat during the third quarter and gradually improve by the fourth quarter primarily due to improved factory utilization resulting from higher shipment levels, and cost reductions resulting from strategic restructuring initiatives.
     We develop our own manufacturing process technologies to ensure our products provide the maximum possible performance. In the six months ended June 30, 2009, we manufactured 89% of our products in our own wafer fabrication facilities.
     Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves and freight costs. Our gross margin as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.
     We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a reduction to cost of revenues for such grants of $0.1 million and $0.6 million in the three months ended June 30, 2009 and 2008, respectively, and we recognized a reduction to cost of revenues for such grants of $0.1 million and $1 million in the six months ended June 30, 2009 and 2008, respectively.
Research and Development
     Research and development (“R&D”) expenses decreased by 24% or $16 million to $52 million in the three months ended June 30, 2009 from $68 million in the three months ended June 30, 2008, and decreased by 22% or $30 million to $105 million in the six months ended June 30, 2009 from $135 million in the six months ended June 30, 2008. We continued to reduce spending on non-core product development programs and focused our spending on fewer, higher return projects, with increasing emphasis on Microcontroller and Touchscreen related products. We have also reduced spending on proprietary fabrication process development, as we expect to utilize more industry standard manufacturing processes in future periods.
     R&D expenses in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, decreased primarily due to reduced salaries and benefits of $8 million, depreciation of $5 million and design software expenses of $3 million. R&D expenses in the six months ended June 30, 2009, compared to the six months ended June 30, 2008, decreased primarily due to reduced salaries and benefits of $19 million, depreciation expenses of $9 million and design software expenses of $5 million. Depreciation expenses declined primarily as a result of classifying the ASIC business as held-for-sale in the first quarter of 2009.
     R&D expenses, including the items described above, in the three and six months ended June 30, 2009, were favorably impacted by approximately $7 million and $12 million, respectively, due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred in the three and six months ended June 30, 2008. As a percentage of net revenues, R&D expenses totaled 18% and 16% in the three months ended June 30, 2009 and 2008, respectively and 19% and 16% in the six months ended June 30, 2009 and 2008.
     We receive R&D grants from various European research organizations, the benefit for which is recognized as an offset to related costs. In the three months ended June 30, 2009 and 2008, we recognized $3 million and $5 million, respectively, and in the six months ended June 30, 2009 and 2008, we recognized $6 million and $10 million, respectively, in research grant benefits.
Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses decreased by 26% or $18 million to $51 million in the three months ended June 30, 2009 from $69 million in the three months ended June 30, 2008, and decreased by 20% or $26 million to $106 million in the six months ended June 30, 2009 from $132 million in the six months ended June 30, 2008.
     SG&A expenses for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, decreased primarily due to reduced employee salaries and benefits of $9 million, consulting and legal fees of $6 million, and higher bad debt recoveries of $1 million. SG&A expenses for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, decreased primarily due to reduced employee salaries and benefits of $14 million, consulting and legal fees of $4 million, stock compensation expense of $1 million, as well as increased bad debt recoveries of $3 million.

     SG&A expenses, including the items described above, in the three and six months ended June 30, 2009, were favorably impacted by approximately $4 million and $6 million, respectively, due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred in the three and six months ended June 30, 2008. As a percentage of net revenues, SG&A expenses totaled 18% and 16% in the three months ended June 30, 2009 and 2008, respectively, and totaled 19% and 16% in the six months ended June 30, 2009 and 2008, respectively.
     We implemented significant cost reduction measures starting in the fourth quarter of 2008 in response to the unfavorable impact of the global economic downturn. These measures include executive salary reductions, reduced employee travel, mandatory time off for substantially all employees, and reduced promotional spending. The impact of these actions contributed to the reduction in operating expenses during the three and six months ended June 30, 2009.
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
     Stock-based compensation expense under SFAS No. 123R was $6 million for both the three months ended June 30, 2009 and 2008 and $12 million and $13 million in the six months ended June 30, 2009 and 2008, respectively.
Acquisition-Related Charges
     We recorded total acquisition-related charges of $4 million and $7 million in the three months ended June 30, 2009 and 2008, respectively, and $9 million and $10 million in the six months ended June 30, 2009 and 2008, respectively, related to the acquisition of Quantum, which is comprised of the following components below:
     We recorded amortization of intangible assets of $1 million and $2 million in the three months ended June 30, 2009 and 2008, respectively, and $3 million in each of the six months ended June 30, 2009 and 2008, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. These assets are amortized over three to five years. We estimate charges related to amortization of intangible assets will be approximately $1 million per quarter for the remaining quarters of 2009.
     In the three months ended March 31, 2008, we recorded a charge of $1 million associated with acquired in-process research and development (“IPR&D”) in connection with the acquisition of Quantum. No charges were recorded in three and six months ended June 30, 2009 and in the three months ended June 30, 2008. Our methodology for allocating the purchase price to IPR&D involves established valuation techniques utilized in the high-technology industry.
     We agreed to pay additional amounts to former key executives of Quantum contingent upon continuing employment over a three year period. We agreed to pay up to $32 million, including the value of 5.3 million shares of our common stock. These payments are accrued over the employment period and recorded as compensation expense, calculated on an accelerated basis. During the three and six months ended June 30, 2009, we recorded $2 million and $7 million of compensation expense as acquisition-related charges. We estimate charges related to these compensation agreements to total approximately $2 million per quarter for the remaining quarters of 2009. We made cash payments of $11 million to the former Quantum employees in the three months ended March 31, 2009.
Charges for Grant Repayments
     In the fourth quarter of 2006, we announced our intention to close our design facility in Greece and sell our manufacturing facility in North Tyneside, United Kingdom. We recorded a charge of $30 million in the fourth quarter of 2006 associated with the expected repayment of subsidy grants previously received and recognized related to grant agreements with government agencies at these locations. In the three months ended June 30, 2009 and 2008, we recorded charges for grant repayments of $0.2 million and $0.3 million, respectively, and in the six months ended June 30, 2009 and 2008, we recorded $1 million and $0.2 million, respectively, related to further grant repayment requirements along with accrued interest related to the expected repayment of subsidy grants.
(Loss) Gain on Sale of Assets
     In the three months ended March 31, 2009, we recorded a gain on sale of assets of $0.2 million related to the sale of the Heilbronn fabrication facility in 2008. No gains or losses were recorded for the three months ended June 30, 2009.

     On October 8, 2007, we entered into definitive agreements to sell certain wafer fabrication equipment and land and buildings at North Tyneside to Taiwan Semiconductor Manufacturing Company (“TSMC”) and Highbridge Business Park Limited (“Highbridge”) for a total of approximately $125 million. We ended production and delivered substantially all of the equipment in the first quarter of 2008. As a result, we recognized a loss of $1 million and a gain of $30 million for the sale of the equipment in the three and six months ended June 30, 2008, respectively. We vacated the facility in May 2008.
Restructuring Charges
     The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three and six months ended June 30, 2009 and 2008:

	January 1,			Currency	March 31,			Currency	June 30,
	2009			Translation	2009	Charges/		Translation	2009
	Accrual	Charges	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual
				(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2007
Other restructuring charges	218	32	(81)	(2)	167	104	(125)	12	158
Second quarter of 2008
Employee termination costs	235	42	(220)	(10)	47	4	(34)	3	20
Third quarter of 2008
Employee termination costs	17,575	226	(10,579)	(1,028)	6,194	(441)	(3,971)	125	1,907
Fouth quarter of 2008
Employee termination costs	3,438	567	(2,854)	(10)	1,141	59	(1,145)	6	61
First quarter of 2009
Employee termination costs	—	1,485	(37)	(11)	1,437	(83)	(520)	205	1,039
Second quarter of 2009
Employee termination costs	—	—	—	—	—	2,827	(2,777)	—	50

Total 2009 activity	$23,058	$2,352	$(13,771)	$(1,061)	$10,578	$2,470	$(8,572)	$351	$4,827

	January 1,			Currency	March 31,			Currency	June 30,
	2008			Translation	2008			Translation	2008
	Accrual	Charges	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual
				(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2006
Employee termination costs	1,324	17	(767)	78	652	14	(131)	(1)	534
Fouth quarter of 2007
Employee termination costs	12,759	1,106	(7,527)	559	6,897	325	(7,222)	—	—
Termination of contract with supplier	—	11,636	(493)	780	11,923	570	(10,475)	33	2,051
Other exit related costs	—	15,149	(5,766)	892	10,275	4,974	(14,546)	13	716
Second quarter of 2008
Employee termination costs	—	—	—	—	—	2,793	(591)	4	2,206

Total 2008 activity	$15,675	$27,908	$(14,553)	$2,309	$31,339	$8,676	$(32,965)	$49	$7,099

2009 Restructuring Charges
     In the three and six months ended June 30, 2009, we continued to implement the restructuring initiatives announced in 2008 which are discussed below and incurred restructuring charges of $2 million and $5 million, respectively. The charges relating to this initiative consist of the following:
•	Net charges of $2 million and $5 million in the three and six months ended June 30, 2009, respectively, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with exit or Disposal Activities” (SFAS No. 146”).
•	Charges of $0.1 million in both the three and six months ended June 30, 2009 related to facility closure cost.

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
     Interest and Other Expense, Net
     Interest and other expense, net, was $5 million and $8 million in the three and six months ended June 30, 2009, compared to $1 million and $6 million in the three and six months ended June 30, 2008. These increases in net expenses was primarily a result of a decrease in interest income on our investments portfolio in the three and six month period ended June 30, 2009, compared to the three and six months ended June 30, 2008 and an increase in foreign exchange losses in the three months ended June 30, 2009, compared to the three months ended June 30, 2008.
     Income Taxes
     For the three and six months ended June 30, 2009, we recorded an income tax benefit of $10 million and $37 million, respectively. In the three and six months ended June 30, 2008, we recorded a tax provision of $4 million and $7 million, respectively. During the quarter ended March 31, 2009, we recognized a tax benefit of $26 million primarily attributable to recognition of certain current and prior foreign R&D credits.
     The provision for income taxes for these periods was determined using the annual effective tax rate method by excluding the entities that are not expected to realize tax benefit from their operating losses. As a result, excluding the impact of discrete tax events during the quarter, the provision for income taxes was at a higher consolidated effective rate than would have resulted if all entities were profitable or if losses produced tax benefits.

     As a result of the effective settlement of certain foreign tax audits during the quarter ended June 30, 2009, we were able to release reserves and accrued interest, netted against additional exposures related to the foreign audits, of $8 million. Additionally, during the current quarter, as a result of the settlement, we remeasured our Deferred Tax Assets to record an adjustment of $51 million. This adjustment decreased foreign net operating loss carry-forwards with a corresponding adjustment to the valuation allowance. This change had no impact on our condensed consolidated balance sheets or statements of operations.
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
     While we believe that the resolution of these audits will not have a material adverse impact on our results of operations, cash flows or financial position, the outcome is subject to uncertainty. We recognize tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense of benefit in the condensed consolidated statements of operations. Income taxes and related interest and penalties due for potential adjustments may result from the resolution of these examinations, and examinations of open U.S. federal, state and foreign jurisdictions. Should we be unable to reach agreement with the federal or foreign tax authorities on the various proposed adjustments, there exists the possibility of an adverse material impact on our results of operations, cash flows and financial position.
     On January 1, 2007, we adopted FIN 48. Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At June 30, 2009 and December 31, 2008, we had $171 million and $215 million of unrecognized tax benefits, respectively. The decrease in unrecognized tax benefits in the six months ended June 30, 2009 of $43 million primarily related to the recognition of certain R&D tax credits and the release of tax reserves related to the settlement of certain foreign tax audits.
     Included within long-term liabilities at June 30, 2009 and December 31, 2008 were income taxes payable totaling $106 million and $105 million, respectively.
     Additionally, we believe that it is reasonably possible that the IRS audit may be resolved within the next twelve months. However, because of the continuing uncertainty regarding the resolution of the various issues under audit, we are not able to accurately estimate a possible range of the change to the reserve for the uncertain tax positions.
Liquidity and Capital Resources
     At June 30, 2009, we had $419 million of cash and cash equivalents and short-term investments compared to $441 million at December 31, 2008. Our current ratio, calculated as total current assets divided by total current liabilities, was 2.43 at June 30, 2009, an increase of 0.36 from 2.07 at December 31, 2008. We reduced our debt obligations to $119 million at June 30, 2009 from $145 million at December 31, 2008. Working capital calculated as total current assets less total current liabilities increased by $42 million to $573 million at June 30, 2009, compared to $531 million at December 31, 2008.

     Approximately $5 million of our investment portfolio at June 30, 2009 was invested in auction-rate securities, compared to $9 million at December 31, 2008. In the three and six months ended June 30, 2009, approximately $1 million and $4 million of auction-rate securities were redeemed at par value. Approximately $2 million and $9 million of these auction-rate securities are classified as long-term investments within other assets on the condensed consolidated balance sheet as of June 30, 2009 and December 31, 2008, as they are not expected to be liquidated within the next twelve months. In October 2008, we accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase our remaining eligible auction-rate securities of $3 million at par value at any time during a two-year time period from June 30, 2010 to July 2, 2012. We expect to sell the securities to UBS at par value on June 30, 2010; therefore, we have reclassified these securities to short-term investments on the condensed consolidated balance sheet as of June 30, 2009.
Operating Activities
     Net cash provided by operating activities was $7 million in the six months ended June 30, 2009 compared to $10 million provided from operating activities for the six months ended June 30, 2008. Net cash provided by operating activities in the six months ended June 30, 2009 was primarily due to positive operating results, adjusting the net loss of $9 million for certain non-cash depreciation and amortization charges of $37 million and stock-based compensation charges of $16 million. In addition, cash flows were increased by reduced inventories of $30 million, lower accounts receivable of $18 million, and the receipt of a tax refund of $24 million, offset in part by payments to reduce accounts payable balances by $23 million, payments to reduce accrued liabilities by $33 million (included restructuring payments of $22 million and customer advance repayment of $10 million), and increased current and other assets of $19 million related to income tax refunds receivable. The reduction to depreciation charges compared to 2008 is primarily a result of our decision during the first quarter of 2009 to classify assets of the ASIC business as held for sale. A significant portion of these assets are utilized for manufacturing, and the related depreciation costs are included in inventory. The inventory cost is reflected in cost of sales as the inventory is sold, and as a result, the impact to operations from lower depreciation is reflected over the period of inventory turns, not in the periods immediately following the reduction to depreciation expense.
     Net cash provided by operating activities of $10 million in the six months ended June 30, 2008 was primarily due to positive operating results, adjusting net income of $2 million for certain non-cash depreciation and amortization charges of $70 million and stock-based compensation charges of $15 million, offset by a non-cash gain of $30 million related to the sale of our North Tyneside, UK manufacturing facility. In addition, cash flows increased as a result of reduced inventories of $28 million, offset in part by repayment of grants to the UK government of $40 million along with other payments reducing accounts payable and accrued liabilities related to the closure of our North Tyneside, UK manufacturing facility.
     Accounts receivable decreased by 8% or $15 million to $170 million at June 30, 2009, from $185 million at December 31, 2008, primarily due to lower revenue in the six months ended June 30, 2009. The average days of accounts receivable outstanding (“DSO”) increased to 54 days at June 30, 2009 from 50 days at December 31, 2008. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures or longer customer payment patterns, our DSO and cash flows from operating activities would be negatively affected.
     Decreases in inventories provided $30 million of operating cash flows in the six months ended June 30, 2009, compared to $28 million in the six months ended June 30, 2008. Our days of inventory decreased to 139 days at June 30, 2009, from 148 days at December 31, 2008, primarily due to significantly reduced manufacturing activity levels and increased shipment levels during the quarter. Inventories consist of raw wafers, purchased specialty wafers, work-in-process and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, the strategic need to offer competitive lead times may result in an increase in inventory levels in the future. Inventory related to the ASIC business unit of $76 million was re-classified within the category of assets held for sale as of June 30, 2009, as a result of our plan to sell the ASIC business (as announced in the first quarter of 2009). This adjustment had no impact to cash flows from operations.
     Reduction of accounts payable balances utilized $23 million of operating cash flows in the six months ended June 30, 2009. We also classified $20 million of accounts payable as held for sale as of June 30, 2009 related to the potential sale of the ASIC business.
     In the six months ended June 30, 2009, we made cash payments of $11 million to the former Quantum employees in connection with contingent employment arrangements resulting from the acquisition, which was completed during the first quarter of 2008.

     Investing Activities
     Net cash used in investing activities was $12 million in the six months ended June 30, 2009, compared to $27 million in the six months ended June 30, 2008. During the six months ended June 30, 2009, we paid approximately $3 million related to contingent consideration earned by a former Quantum employee and $11 million for acquisitions of fixed assets and intangible assets. We anticipate expenditures for capital purchases will be between $25 million and $35 million for 2009, which will be used to maintain existing manufacturing operations and provide additional testing capacity. During the six months ended June 30, 2008, we paid $93 million related to acquisition of Quantum and $27 million for acquisitions of fixed assets and intangible assets, offset in part by $82 million in proceeds from the sale of North Tyneside assets, net of selling costs.
     Financing Activities
     Net cash used in financing activities was $23 million in the six months ended June 30, 2009, compared to $8 million in the six months ended June 30, 2008. We continued to pay down debt, with repayments of principal balances on capital leases and other debt totaling $27 million in the six months ended June 30, 2009, compared to $13 million in the six months ended June 30, 2008. Proceeds from the issuance of common stock totaled $5 million and $6 million for the six months ended June 30, 2009 and 2008, respectively.
     We believe that our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, equipment lease financing, and other short-term and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.
     During the next twelve months, we expect our operations to generate positive cash flow, however, a significant portion of cash will be used to repay debt and make capital investments and satisfy restructuring commitments. We expect that we will have sufficient cash from operations and financing sources to satisfy all debt obligations. We made $7 million in cash payments for capital equipment in the six months ended June 30, 2009, and we expect our cash payments for capital expenditures to be between $25 million to $35 million in 2009. Debt obligations outstanding at June 30, 2009, which are classified as short-term, totaled $107 million. We paid $22 million and $48 million in restructuring payments, primarily for employee severance, in the six months ended June 30, 2009 and 2008, respectively. We expect to pay out approximately $3 million to $5 million in further restructuring payments during the remainder of 2009. During the remainder of 2009 and future years, our capacity to make necessary capital investments will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary. We were in compliance with all bank covenants as of June 30, 2009.
     There were no material changes in our contractual obligations and rights outside of the ordinary course of business or other material changes in our financial condition in the six months ended June 30, 2009 to that described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on March 2, 2009.
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
     During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either our subsidiaries or us. As of June 30, 2009, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $2 million. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.
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
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. We will update our disclosures to conform to the Codification in our Form 10-Q for the third quarter of 2009.
     Effective April 1, 2009, we adopted FASB Statement No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of SFAS No. 165 did not have an impact on our condensed consolidated results of operations or financial condition.
     Effective April 1, 2009, we adopted the FASB issued FASB Staff Position No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP No. 107-1”). FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The adoption of FSP No. 107-1 did not have an impact on our condensed consolidated results of operations or financial condition.
     In April 2009, the FASB issued FSP No. 141R-1, Accounting for Assets and Liabilities Assumed in a Business Combination That Arise From Contingencies , (“FSP No. 141R-1”). FSP FAS 141R-1 amends and clarifies SFAS No. 141R, Business Combinations, to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although we did not enter into any business combinations during the first six months of 2009, we believe FSP No. 141R-1 may have a material impact on our future consolidated financial statements depending on the size and nature of any future business combinations that we may enter into.
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP No. 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP No. 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP No. 157-4 did not have a significant impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP No. 115-2/124-2”). FSP No. 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP No. 115-2/124-2, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP No. 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP No. 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP No. 115-2/124-2 did not have a significant impact on our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the condensed consolidated balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through June 30, 2009. In addition, certain of our borrowings are at floating rates, so this would act as a natural hedge.
     We have short-term debt, long-term debt and capital leases totaling $119 million at June 30, 2009. Approximately $5 million of these borrowings have fixed interest rates. We have approximately $114 million of floating interest rate debt, of which approximately $12 million is Euro denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.

							Total
							Variable-rate
							Debt
	Payments by Due Year						Outstanding at
(in thousands)	2009*	2010	2011	2012	2013	Thereafter	June 30, 2009
90 day USD LIBOR weighted-average interest rate basis (1) — Revolving line of credit due 2009	$21,500	$—	$—	$—	$—	$—	$21,500

Total of 90 day USD LIBOR rate debt	$21,500	$—	$—	$—	$—	$—	$21,500

60 day USD LIBOR weighted-average interest rate basis (1) — Revolving line of credit	$80,000	$—	$—	$—	$—	$—	$80,000

Total of 60 day USD LIBOR rate debt	$80,000	$—	$—	$—	$—	$—	$80,000

90 day EURIBOR weighted-average interest rate basis (1) — Capital leases	$2,263	$4,527	$4,527	$1,174	$—	$—	$12,491

Total of 90 day USD EURIBOR rate debt	$2,263	$4,527	$4,527	$1,174	$—	$—	$12,491

Total variable-rate debt	$103,763	$4,527	$4,527	$1,174	$—	$—	$113,991

*	Represents payments due over the remainder of 2009.

(1)	Actual interest rates include a spread over the basis amount.
     The following table presents the hypothetical changes in interest expense, for the three and six month period ended June 30, 2009 related to our outstanding borrowings that are sensitive to changes in interest rates as of June 30, 2009. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS (in thousands).
     For the three months ended June 30, 2009:

Interest Expense
	Interest Expense Given an Interest			with No Change in	Interest Expense Given an Interest
	Rate Decrease by X Basis Points			Interest Rate	Rate Increase by X Basis Points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
(in thousands)
Interest expense	$47	$518	$1,138	$1,759	$2,380	$3,001	$3,622
     For the six months ended June 30, 2009:

Interest Expense
	Interest Expense Given an Interest			with No Change in	Interest Expense Given an Interest
	Rate Decrease by X Basis Points			Interest Rate	Rate Increase by X Basis Points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
(in thousands)
Interest expense	$94	$2,251	$2,898	$3,545	$4,191	$4,838	$5,484

Foreign Currency Risk
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where we have significant operations and costs denominated in European currencies, our costs will decrease if the local currency weakens. Conversely, our costs will increase if the local currency strengthens against the dollar. The net effect of favorable exchange rates in the three and six months ended June 30, 2009, compared to the average exchange rates in the three and six months ended June 30, 2008, resulted in a decrease to loss from operations of $11 million and $21 million in the three and six months ended June 30, 2009 (as discussed in this report in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign currency denominated transactions that occurred in the three and six months ended June 30, 2009 were recorded using the average foreign currency exchange rates in the same period in 2008. Net revenues denominated in the Euro, were 24% and 23% of our total net revenues in the three months ended June 30, 2009 and 2008, respectively. Net revenues denominated in the Euro, were 23% and 22% of our total net revenues in the six months ended June 30, 2009 and 2008, respectively. Net revenues denominated in Yen were 1% of our total net revenues in the three and six months ended June 30, 2009. Costs denominated in foreign currencies, primarily the Euro, were 35% and 48% of our total costs in the three months ended June 30, 2009 and 2008, respectively, and 37% and 49% of our total costs in the six months ended June 30, 2009 and 2008, respectively.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 28% and 30% of our accounts receivable were denominated in foreign currencies at June 30, 2009 and December 31, 2008, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 43% and 36% of our accounts payable were denominated in foreign currencies as of June 30, 2009 and December 31, 2008, respectively. Approximately 13% and 12% of our debt obligations were denominated in foreign currencies as of June 30, 2009 and December 31, 2008, respectively.
Liquidity and Valuation Risk
     Approximately $5 million of our long-term investment portfolio at June 30, 2009 was invested in highly-rated auction-rate securities, compared to approximately $9 million at December 31, 2008. In the three and six months ended June 30, 2009, $1 million and $4 million of auction-rate securities were redeemed at par value, respectively. Auction-rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. If the auctions for the securities we own fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge. In the year ended December 31, 2008, we recorded an impairment charge of $1 million related to a decline in the value of auction-rate securities.
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
     The Company is party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and financial position of Atmel. The estimate of the potential impact on the Company’s financial position or overall results of operations or cash flows for the legal proceedings described below could change in the future. The Company has accrued for losses related to litigation that the Company considers probable and for which the loss can be reasonably estimated.
     From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. The suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. The federal cases were consolidated and an amended complaint was filed on November 3, 2006. On defendants’ motions, this consolidated amended complaint was dismissed with leave to amend, and a second consolidated amended complaint was filed in August 2007. Atmel and the individual defendants moved to dismiss the second consolidated amended complaint on various grounds. On February 20, 2008, a seventh stockholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California, which alleged the same causes of action that were alleged in the second consolidated amended complaint. This seventh suit was consolidated with the already-pending consolidated federal action. In June 2008, the federal district court denied the Company’s motion to dismiss for failure to make a demand on the board, and granted in part and denied in part motions to dismiss filed by the individual defendants. Discovery in the case is ongoing, but no trial date has been set. The California state court derivative cases, which also have been consolidated, were stayed in June 2007. Lastly, on February 27, 2009, a verified shareholder derivative complaint was filed in Delaware Chancery Court that addresses the timing of stock option grants awarded by the Company. On July 30, 2009, the defendants filed a motion to dismiss or stay the action.
     In January 2007, Quantum World Corporation (“Quantum World”) filed a patent infringement suit in the United States District Court for the Eastern District of Texas naming Atmel as a co-defendant, along with Lenovo (United States) Inc. (“Lenovo”), Lenovo Group Limited, Winbond Electronics Corporation and Winbond Electronics Corporation America (collectively “Winbond”), National Semiconductor, and IBM Corporation (“IBM”). In December 2008, Quantum World settled with Atmel and IBM, and the claims against the Company were dismissed with prejudice on January 15, 2009. On May 19, 2009—after Lenovo and Quantum World had resolved their remaining dispute—Lenovo and the Company settled indemnification and warranty claims Lenovo had tried unsuccessfully to assert in the underlying Quantum World litigation. The settlement amount was not material.
     On September 28, 2007, Matheson Tri-Gas (“MTG”) filed suit in Texas state court in Dallas County against the Company. Plaintiff alleges claims for: (1) breach of contract for the Company’s alleged failure to pay minimum payments under a purchase requirements contract; (2) breach of contract under a product supply agreement; and (3) breach of contract for failure to execute a process gas agreement. MTG seeks unspecified damages, pre- and post-judgment interest, attorneys’ fees and costs. In late November 2007, the Company filed its answer denying liability. In July 2008, the Company filed an amended answer, counterclaim and cross claim seeking among other things a declaratory judgment that a termination agreement cut off any claim by MTG for additional payments. In an Order entered on June 26, 2009, the Court granted the Company’s motion for partial summary judgment dismissing MTG’s breach of contract claims relating to the requirements contract and the product supply agreement. Although a trial of the remaining claims is scheduled to begin on September 8, 2009, the parties currently are negotiating the terms of a dismissal of those claims and a conclusion of proceedings in the trial court. The Company anticipates that MTG will appeal any final judgment the trial court enters. The Company intends to vigorously defend any such appeal.
     In October and November 2008, three purported class actions were filed in Delaware Chancery Court against the Company and/or all current members of its Board of Directors arising out of the unsolicited proposal made on October 1, 2008 by Microchip Technology Inc. (“Microchip”) and ON Semiconductor (“ON”) to acquire the Company. The three cases eventually were consolidated with the complaint in Louisiana Municipal Employees Retirement System v. Laub, designated the operative complaint. As initially filed, that complaint had only one cause of action, for breach of fiduciary duty, and asked the court to declare that the directors breached their fiduciary duty by refusing to consider the Microchip/ON offer in good faith, to invalidate any defensive measures that had been taken, and to award an unspecified amount of compensatory damages. Plaintiff filed an Amended Complaint on June 2, 2009 (adding a declaratory judgment claim to its Unocal claim). A trial is scheduled to commence on December 14, 2009. In addition, in mid-November 2008, a fourth case arising out of the Microchip/ON proposal, Zucker v. Laub, was filed in California in the Superior Court of Santa Clara County. Zucker has been stayed in favor of the Delaware actions. The Company intends to vigorously defend all of these actions.
     On October 9, 2008, the Air Pollution Control Division (“APCD”) of the State of Colorado Department of Public Health and Environment issued a Compliance Advisory notice to the Company’s Colorado Springs facility for purported violations of the law and non-compliance with the Company’s Colorado Construction Permit Number 91EP793-1 Initial Approval Modification 3 (“Permit”). The Compliance Advisory notice also claims that the Company failed to meet other regulatory requirements. The APCD is seeking administrative penalties and compliance by the Company with applicable laws, regulations and Permit terms. The Company is cooperating with the government to resolve this matter.
     On June 3, 2009, the Company filed an action in Santa Clara County Superior Court against three of its now-terminated Asia-based distributors, NEL Group Ltd. (“NEL”), Nucleus Electronics (Hong Kong) Ltd. (“NEHK”) and TLG Electronics Ltd. (“TLG”). The Company seeks, among other things, to recover $8.5 million owed it, plus applicable interest and attorneys fees. On June 9, 2009, NEHK separately sued Atmel in Santa Clara County Superior Court, alleging that Atmel’s suspension of shipments to NEHK on September 23, 2008—one day after TLG appeared on the Department of Commerce, Bureau of Industry and Security’s Entity List—breached the parties’ International Distributor Agreement. NEHK also alleges that Atmel libeled it, intentionally interfered with contractual relations and/or prospective business advantage, and violated California Business and Professions Code Sections 17200 et seq. and 17500 et seq. NEHK alleges damages exceeding $10 million. Both matters now have been consolidated. On July 29, 2009, NEL filed a cross-complaint against Atmel that alleges claims virtually identical to those NEHK has alleged, and seeks unspecified damages. The Company intends to prosecute its claims and defend the NEHK/NEL claims vigorously.
     On July 16, 2009, James M. Ross, the Company’s former General Counsel, filed a lawsuit in Santa Clara County Superior Court challenging his termination, and certain actions the Company took thereafter. The Complaint contains 12 causes of action, including: (1) several claims arising out of the Company’s treatment of his post-termination attempt to exercise stock options; (2) breach of a purported oral contract to pay a bonus upon the sale of the Company’s Grenoble division; (3) defamation; (4) breach of an oral and/or implied employment contract; and (5) violations of the California Labor Code. The Company intends to vigorously defend this action.
     On July 17, 2009, Mr. Ross filed a second lawsuit in Delaware Chancery Court seeking to enforce certain rights granted him under an indemnification agreement with the Company. In particular, Mr. Ross seeks reimbursement for fees and expenses already incurred, and a declaration that he is contractually entitled to advancement of expenses and indemnification in connection with the various lawsuits described above relating to the Company’s historical stock option granting practices. He also seeks advancement of fees and indemnification in connection with the indemnification action itself. The Company intends to vigorously defend this action.
     On July 24, 2009, 56 former employees of Atmel’s Nantes facility filed claims in the First Instance labour court, Nantes, France against the Company and MHS Electronics claiming that (1) the Company’s sale of the Nantes facility to MHS (XbyBus SAS) in 2005 did not result in the transfer of their labor agreements to MHS, and (2) these employees should still be considered Atmel employees, with the right to claim related benefits from Atmel. Alternatively, each employee seeks damages of at least 45,000 Euros and court costs. The court set the first hearing date on October 6, 2009. These claims are similar to those filed in the First Instance labour court in October 2006 by 47 other former employees of Atmel’s Nantes facility (MHS was not named a defendant in the earlier claims). On July 24, 2008, the judge hearing the earlier claims issued an oral ruling in favor of the Company, finding that there was no jurisdiction for those claims by certain “protected employees,” and denying the claims as to all other employees. Forty of those earlier plaintiffs appealed, and a hearing is scheduled in November 2009. The Company intends to defend all these claims vigorously.
     From time to time, the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims. As well, from time to time, the Company is notified by customers of claims relating to the quality of our products, including additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting their defective products, costs for product recalls or other damages. The Company accrues for losses relating to such claims that the Company considers probable and for which the loss can be reasonably estimated.

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
     Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:
•	the nature of both the semiconductor industry and the markets addressed by our products;
•	our transition to a fab-lite strategy;
•	our dependence on selling through distributors;
•	our increased dependence on outside foundries and their ability to meet our volume, quality and delivery objectives, particularly during times of increasing demand along with inventory excesses or shortages due to reliance on third party manufacturers;
•	global economic and political conditions;
•	compliance with U.S. and international trade and export laws and regulations by us and our distributors;
•	fluctuations in currency exchange rates and revenues and costs denominated in foreign currencies;
•	ability of independent assembly contractors to meet our volume, quality and delivery objectives;
•	success with disposal or restructuring activities;
•	fluctuations in manufacturing yields;
•	the average margin of the mix of products we sell;
•	third party intellectual property infringement claims;
•	the highly competitive nature of our markets;
•	the pace of technological change;
•	natural disasters or terrorist acts;
•	assessment of internal controls over financial reporting;
•	ability to meet our debt obligations;
•	availability of additional financing;
•	potential impairment and liquidity of auction-rate securities;
•	our ability to maintain good relationships with our customers;
•	long-term contracts with our customers;
•	integration of new businesses or products;
•	our compliance with international, federal and state, environmental, privacy and other regulations;
•	personnel changes;
•	business interruptions;

•	system integration disruptions;
•	anti-takeover effects in our certificate of incorporation, bylaws and preferred shares rights agreement;
•	the unfunded nature of our foreign pension plans and that any requirement to fund these plans could negatively impact our cash position;
•	the effects of our acquisition strategy, such as unanticipated accounting charges, which may adversely affect our results of operations;
•	utilization of our manufacturing capacity;
•	disruptions to the availability of raw materials which could disrupt our ability to supply products to our customers;
•	costs associated with, and the outcome of, any litigation to which we are, or may become, a party;
•	product liability claims that may arise, which could result in significant costs and damage to our reputation;
•	audits of our income tax returns, both in the U.S. and in foreign jurisdictions; and
•	compliance with economic incentive terms in certain government grants.
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
     As part of our fab-lite strategy, we have reduced the number of manufacturing facilities we own. In May 2008, we completed the sale of our North Tyneside, United Kingdom wafer fabrication facility. In December 2008, we sold our wafer fabrication operation in Heilbronn, Germany. In February 2009, we announced our intention to sell our ASIC business, including the Rousset, France wafer fabrication facility. In the future, we will be increasingly relying on the utilization of third-party foundry manufacturing partners. As part of this transition we have expanded and will continue to expand our foundry relationships by entering into new agreements with third-party foundries. If these agreements are not completed on a timely basis, or the transfer of production is delayed for other reasons, the supply of certain of our products could be disrupted, which could harm our business. In addition, difficulties in production yields can often occur when transitioning to a new third-party manufacturer. If such foundries fail to deliver quality products and components on a timely basis, our business could be harmed.
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
OUR REVENUES ARE DEPENDENT ON SELLING THROUGH DISTRIBUTORS.
     Sales through distributors accounted for 50% and 47% of our net revenues in the three months ended June 30, 2009 and 2008, respectively, and 49% and 47% in the six months ended June 30, 2009 and 2008, respectively. We market and sell our products through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon relatively short notice to the other party. These agreements are non-exclusive and also permit our distributors to offer our competitors’ products.
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
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where we have significant operations and costs denominated in European currencies, our costs will decrease if the local currency weakens. Conversely, our costs will increase if the local currency strengthens against the dollar. The net effect of favorable exchange rates in the three and six months ended June 30, 2009, compared to the average exchange rates in the three and six months ended June 30, 2008, resulted in a decrease to loss from operations of $11 million and $21 million in the three and six months ended June 30, 2009 (as discussed in this report in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign currency denominated transactions that occurred in the three and six months ended June 30, 2009 were recorded using the average foreign currency exchange rates in the same period in 2008. Net revenues denominated in the Euro, were 24% and 23% of our total net revenues in the three months ended June 30, 2009 and 2008, respectively. Net revenues denominated in the Euro, were 23% and 22% of our total net revenues in the six months ended June 30, 2009 and 2008, respectively. Net revenues denominated in Yen were 1% of our total net revenues in the three and six months ended June 30, 2009. Costs denominated in foreign currencies, primarily the Euro, were 35% and 48% of our total costs in the three months ended June 30, 2009 and 2008, respectively, and 37% and 49% of our total costs in the six months ended June 30, 2009 and 2008, respectively.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 28% and 30% of our accounts receivables were denominated in foreign currencies as of June 30, 2009 and December 31, 2008, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 43% and 36% of our accounts payable were denominated in foreign currencies as of June 30, 2009 and December 31, 2008, respectively. Approximately 13% and 12% of our debt obligations were denominated in foreign currencies as of June 30, 2009 and December 31, 2008, respectively.
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
WE FACE RISKS ASSOCIATED WITH DISPOSAL OR RESTRUCTURING ACTIVITIES.
     In May 2008, we completed the sale of our North Tyneside, United Kingdom manufacturing facility. In December 2008, we completed the sale of our wafer fabrication operation in Heilbronn, Germany. In February 2009, we announced our intention to sell our ASIC business, including the Rousset, France wafer fabrication facility. We are continually reviewing potential changes in our business and asset portfolio throughout our worldwide operations, including those located in Europe in order to enhance our overall competitiveness and viability. However, reducing our wafer fabrication capacity involves significant potential costs and delays, particularly in Europe, where the extensive statutory protection of employees imposes substantial restrictions on employers when the market requires downsizing. Such costs and delays include compensation to employees and local government agencies, requirements and approvals of governmental and judicial bodies and the potential requirement to repay governmental subsidies. We have in the past and may in the future experience labor union or workers council objections, or other difficulties, while implementing a reduction of the number of employees. Significant difficulties that we experience could harm our business and operating results, either by deterring needed headcount reduction or by the additional employee severance costs resulting from employee reduction actions in Europe relative to America or Asia.
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
OUR INTENTION TO PURSUE STRATEGIC ALTERNATIVES FOR OUR ASIC BUSINESS MAY TRIGGER ASSET IMPAIRMENT CHARGES AND/OR RESULT IN A LOSS ON SALE OF ASSETS.
     In the first quarter of 2009, we announced our intention to pursue strategic alternatives for our ASIC business. We have classified the assets and liabilities of the ASIC business unit, including the fabrication facility in Rousset, France, as held for sale as of June 30, 2009. The assets and liabilities held for sale are carried on the condensed consolidated balance sheets at the lower of carrying amount or fair value less costs to sell as of June 30, 2009. There is no assurance that we will be able to sell the ASIC business unit, including the fabrication facility in Rousset, France, or that we will be able to sell the business at an amount above the carrying amount of the related assets and liabilities. As a result, there can be no assurance that we will not incur future impairment charges or a loss on the sale of assets of the ASIC business.
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
     We have in the past been involved in intellectual property infringement lawsuits, which harmed our operating results. It is possible that the Company will be involved in other intellectual property infringement lawsuits in the future. The cost of defending against such lawsuits, in terms of management time and attention, legal fees and product delays, can be substantial. Moreover, if such infringement lawsuits are successful, we may be prohibited from using the technologies at issue in the lawsuits, and if we are unable to (1) obtain a license on acceptable terms, (2) license a substitute technology or (3) design new technology to avoid infringement, our business and operating results may be significantly harmed.
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
     In addition to the factors described above, our ability to compete successfully depends on a number of factors, including the following:
•	our success in designing and manufacturing new products that implement new technologies and processes;
•	our ability to offer integrated solutions using our advanced nonvolatile memory process with other technologies;
•	the rate at which customers incorporate our products into their systems;
•	product introductions by our competitors;
•	the number and nature of our competitors in a given market;
•	the incumbency of our competitors as potential new customers;
•	our ability to minimize production costs by outsourcing our manufacturing, assembly and testing functions; and
•	general market and economic conditions.
     Many of these factors are outside of our control, and may cause us to be unable to compete successfully in the future.
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
     The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. Our development of new products and our customers’ decisions to design them into their systems can take as long as three years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs, and the successful introduction of our products may be adversely affected by competing products or by technologies serving the markets addressed by our products. Our qualification process involves multiple cycles of testing and improving a product’s functionality to ensure that our products operate in accordance with design specifications. If we experience delays in the introduction of new products, our future operating results could be harmed.
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
OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS POLITICAL AND ECONOMIC RISKS.
     Net revenues outside the United States accounted for 83% and 82% of our net revenues in the three and six months ended June 30, 2009, compared to 87% and 86% in the three and six months ended June 30, 2008. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:
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
     Approximately 25% and 24% of our net revenues in the three months ended June 30, 2009 and 2008, respectively, and 24% and 23% of our net revenues in the six months ended June 30, 2009 and 2008, respectively, were denominated in foreign currencies. Operating costs denominated in foreign currencies, primarily the Euro, were 39% and 48% of our total operating costs in the three months ended June 30, 2009 and 2008, respectively, and 41% and 49% in the six months ended June 30, 2009 and 2008, respectively.
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

     As of June 30, 2009, our total debt was $119 million, compared to $145 million at December 31, 2008. Our debt-to-equity ratio was 0.75 and 0.91 at June 30, 2009 and December 31, 2008, respectively. Increases in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.
     Certain of our debt facilities contain terms that subject us to financial and other covenants. We were in compliance with all of our covenants as of June 30, 2009.
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
     Approximately $5 million of our investment portfolio at June 30, 2009 was invested in auction-rate securities. Auction-rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. These auction-rate securities have failed auctions in the six months ended June 30, 2009. If the auctions for the securities we own continue to fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge.
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
OUR FAILURE TO SUCCESSFULLY INTEGRATE BUSINESSES OR PRODUCTS WE HAVE ACQUIRED COULD DISRUPT OR HARM OUR ONGOING BUSINESS.
     We have from time to time acquired, and may in the future acquire additional, complementary businesses, facilities, products and technologies. For example, we acquired Quantum Research Group Ltd. (“Quantum”) in March 2008 for $96 million, which was subsequently increased to $105 million due to contingent consideration earned. Achieving the anticipated benefits of an acquisition depends, in part, upon whether the integration of the acquired business, products or technology is accomplished in an efficient and effective manner. Moreover, successful acquisitions in the semiconductor industry may be more difficult to accomplish than in other industries because such acquisitions require, among other things, integration of product offerings, manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of such integration may be increased by the need to coordinate geographically separated organizations, the complexity of the technologies being integrated, and the necessity of integrating personnel with disparate business backgrounds and combining two different corporate cultures.
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
     We also have a preferred shares rights agreement with Equiserve Trust Company, N.A., as rights agent, dated as of September 4, 1998, amended and restated on October 18, 1999 and amended as of November 7, 2001 and November 10, 2008, which gives our stockholders certain rights that would likely delay, defer or prevent a change of control of Atmel in a transaction not approved by our board of directors.
OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY IMPACT OUR CASH POSITION AND OPERATING CAPITAL.

     We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $27 million at June 30, 2009 and December 31, 2008. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits paid in the first half of 2009 was less than $0.1 million, and we expect to pay approximately $1 million in 2009. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.
FUTURE ACQUISITIONS MAY RESULT IN UNANTICIPATED ACCOUNTING CHARGES OR OTHERWISE ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND RESULT IN DIFFICULTIES IN ASSIMILATING AND INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES OR BUSINESSES, OR BE DILUTIVE TO EXISTING STOCKHOLDERS.
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
     Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We have in the past experienced and may in the future experience, delays in the timing and successful integration of an acquired company’s technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases. Furthermore, these challenges would be even greater if we acquired a business or entered into a business combination transaction with a company that was larger and more difficult to integrate than the companies we have historically acquired.
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
     We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. At June 30, 2009, we had $57 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2008 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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
     Our operating results are also adversely affected when we operate at production levels below optimal capacity. Lower capacity utilization results in certain costs being charged directly to expense and lower gross margins. During 2007, we lowered production levels significantly at our North Tyneside, United Kingdom manufacturing facility to avoid building more inventory than we were forecasting orders for. As a result, operating costs for these periods were higher than in prior periods negatively impacting gross margins. We closed our North Tyneside manufacturing facility in the first quarter of 2008. In addition, other Atmel manufacturing facilities could experience conditions requiring production levels to be reduced below optimal capacity levels. If we are unable to operate our manufacturing facilities at optimal production levels, our operating costs will increase and gross margin and results from operations will be negatively impacted. Gross margins were negatively impacted in the first six months of 2009 primarily due to factory under utilization costs, as well as higher per-unit costs, resulting from reduced factory loading at our wafer fabrication and test facilities. We reduced our wafer fabrication utilization rates to approximately 50% in the first six months of 2009, compared to approximately 80% in the first six months of 2008. Charges related to under-capacity reduced gross margin by approximately $8 million or 3% and $13 million or 2% of net revenues in the three and six months ended June 30, 2009.
     Atmel manufacturing facilities could experience conditions in the future requiring production levels to be reduced below optimal capacity levels. If we are unable to operate our manufacturing facilities at optimal production levels, our operating costs will increase and gross margin and results from operations will be negatively impacted.
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
At our Annual Meeting of Stockholders held on May 20, 2009, proxies representing 417,406,791 shares of Common Stock or approximately 92.6% of the total outstanding shares were present at the meeting. The table below presents the voting results of the election of the Company’s Board of Directors:

	Total Votes For	Total Votes Against
Steven Laub	359,068,369	57,054,511
Tsung-Ching Wu	360,851,903	55,356,405
David Sugishita	343,761,831	72,308,572
Papken Der Torossian	353,031,895	62,754,193
Jack L. Saltich	345,809,522	69,891,232
Charles Carinalli	353,560,309	62,199,750
Dr. Edward Ross	354,490,027	61,311,464
     The stockholders approved the amendment to the 2005 Stock Plan to, among other things, to allow for a one-time stock option exchange program for employees other than named executive officers. The proposal received 231,259,550 votes for, 124,546,184 votes against, 330,125 abstentions, and 61,270,932 broker non-votes.
     The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year 2009. The proposal received 406,752,077 votes for, 9,888,112 votes against, 766,594 abstentions, and no broker non-votes.

ITEM 5.	OTHER INFORMATION
     Not applicable.

ITEM 6.	EXHIBITS
     The following Exhibits have been filed with, or incorporated by reference into, this Report:
3.1	Amended and Restated Bylaws of Atmel Corporation as of April 8, 2009 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 14, 2009).

10.1	2005 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 27, 2009).

10.2	2005 Stock Plan forms of option agreement.

10.3	2005 Stock Plan forms of restricted stock unit agreement.

10.4	2005 Stock Plan forms of performance restricted stock unit agreement.

10.5	Amendment and Restatement of Employment Agreement, effective as of May 31, 2009 and dated as of June 3, 2009, between Registrant and Steven Laub.

10.6	Change of Control and Severance Plan.

10.7	Form of indemnification agreement.

10.8	Description of Fiscal 2009 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on June 23, 2009).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION(Registrant)
August 10, 2009	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer (Principal Executive Officer)

August 10, 2009	/s/ STEPHEN CUMMING
Stephen Cumming
Vice President Finance & Chief Financial Officer (Principal Financial Officer)

August 10, 2009	/s/ DAVID MCCAMAN
David McCaman
Vice President Finance & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
3.1	Amended and Restated Bylaws of Atmel Corporation as of April 8, 2009 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 14, 2009).

10.1	2005 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 27, 2009).

10.2	2005 Stock Plan forms of option agreement.

10.3	2005 Stock Plan forms of restricted stock unit agreement.

10.4	2005 Stock Plan forms of performance restricted stock unit agreement.

10.5	Amendment and Restatement of Employment Agreement, effective as of May 31, 2009 and dated as of June 3, 2009, between Registrant and Steven Laub.

10.6	Change of Control and Severance Plan.

10.7	Form of indemnification agreement.

10.8	Description of Fiscal 2009 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on June 23, 2009).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.