Form 10-Q
period 2009-09-30
ATMEL CORP
filed 2009-11-06
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On October 31, 2009, the Registrant had 453,691,944 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$408,115	$408,926
Short-term investments	38,062	31,707
Accounts receivable, net of allowances for doubtful accounts of $12,413 and $14,996, respectively	181,933	184,698
Inventories	190,757	324,016
Current assets held for sale	111,755	—
Prepaids and other current assets	42,713	77,542

Total current assets	973,335	1,026,889
Fixed assets, net	163,877	383,107
Goodwill	55,843	51,010
Intangible assets, net	32,457	34,121
Non-current assets held for sale	201,353	—
Other assets	27,664	35,527

Total assets	$1,454,529	$1,530,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt and capital lease obligations	$85,724	$131,132
Trade accounts payable	80,811	116,392
Accrued and other liabilities	133,724	207,017
Current liabilites held for sale	63,276	—
Deferred income on shipments to distributors	32,871	41,512

Total current liabilities	396,406	496,053
Long-term debt and capital lease obligations, less current portion	10,808	13,909
Long-term liabilites held for sale	8,344	—
Other long-term liabilities	203,396	218,608

Total liabilities	618,954	728,570

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock; par value $0.001; Authorized: 1,600,000 shares;
Shares issued and outstanding: 453,597 at September 30, 2009 and 448,872 at December 31, 2008	454	449
Additional paid-in capital	1,271,833	1,238,796
Accumulated other comprehensive income	140,679	113,999
Accumulated deficit	(577,391)	(551,160)

Total stockholders’ equity	835,575	802,084

Total liabilities and stockholders’ equity	$1,454,529	$1,530,654

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net revenues	$317,730	$400,008	$873,765	$1,232,153

Operating expenses
Cost of revenues	218,991	241,999	587,797	774,564
Research and development	51,460	63,856	156,203	198,451
Selling, general and administrative	56,974	63,898	162,774	196,033
Acquisition-related charges	3,604	6,690	12,745	17,110
Charges for grant repayments	264	291	1,278	464
Restructuring charges	1,180	26,625	6,002	63,209
Asset impairment charges	—	7,969	—	7,969
Gain on sale of assets	—	—	(164)	(29,948)

Total operating expenses	332,473	411,328	926,635	1,227,852

(Loss) income from operations	(14,743)	(11,320)	(52,870)	4,301
Interest and other (expense) income, net	(2,312)	2,530	(10,396)	(3,716)

(Loss) income from operations before income taxes	(17,055)	(8,790)	(63,266)	585
(Provision for) benefit from income taxes	(395)	4,052	37,035	(3,442)

Net loss	$(17,450)	$(4,738)	$(26,231)	$(2,857)

Basic net loss per share:
Net loss	$(0.04)	$(0.01)	$(0.06)	$(0.01)

Weighted-average shares used in basic net loss per share calculations	452,322	447,013	450,970	445,826

Diluted net loss per share:
Net loss	$(0.04)	$(0.01)	$(0.06)	$(0.01)

Weighted-average shares used in diluted net loss per share calculations	452,322	447,013	450,970	445,826

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
	(in thousands)
Cash flows from operating activities
Net loss	$(26,231)	$(2,857)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	51,511	104,429
Gain on sale or disposal of fixed assets	—	(29,948)
Asset impairment charges	—	7,969
Other non-cash losses, net	6,722	2,627
(Recovery of) provision for doubtful accounts receivable	(2,585)	592
Accretion of interest on long-term debt	408	1,349
In-process research and development charges	—	1,047
Stock-based compensation expense	25,049	24,497
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	5,007	(8,977)
Inventories	72,729	33,824
Current and other assets	(20,482)	16,331
Trade accounts payable	(7,576)	(96,354)
Accrued and other liabilities	(29,345)	3,348
Deferred income on shipments to distributors	(8,642)	19,529

Net cash provided by operating activities	66,565	77,406

Cash flows from investing activities
Acquisitions of fixed assets	(14,771)	(33,873)
Proceeds from the sale of North Tyneside assets and other assets, net of selling costs	—	82,568
Acquisition of Quantum Research Group, net of cash acquired	(3,362)	(96,726)
Acquisitions of intangible assets	(4,700)	(1,215)
Purchases of marketable securities	(24,460)	(16,320)
Sales or maturities of marketable securities	29,307	25,356
Increase in long-term restricted cash	(2,050)	—

Net cash used in investing activities	(20,036)	(40,210)

Cash flows from financing activities
Principal payments on debt	(49,718)	(16,560)
Proceeds from issuances of common stock	8,917	9,570
Tax payments related to shares withheld for vested restricted stock units	(2,699)	—

Net cash used in financing activities	(43,500)	(6,990)

Effect of exchange rate changes on cash and cash equivalents	(3,840)	(10,105)

Net (decrease) increase in cash and cash equivalents	(811)	20,101

Cash and cash equivalents at beginning of the period	408,926	374,130

Cash and cash equivalents at end of period	$408,115	$394,231

Supplemental cash flow disclosures:
Interest paid	$3,510	$7,280
Income taxes (refunded) paid, net	(21,087)	12,144

Supplemental non-cash investing and financing activities disclosures:
Decreases in accounts payable related to fixed asset purchases	(2,420)	(4,727)
Increase (decrease) in liabilities related to intangible asset purchases	1,300	(1,015)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, employee data, and where otherwise indicated)
(Unaudited)
Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or “Atmel”) and its subsidiaries as of September 30, 2009 and the results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. All intercompany balances have been eliminated. Because all of the disclosures required by U.S. generally accepted accounting principles are not included, as permitted by the rules of the Securities and Exchange Commission (the “SEC”), these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 year-end condensed balance sheet data was derived from the audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.
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
Inventories
     Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis for raw materials and purchased parts; and an average-cost basis for work in progress and finished goods) or market. Market is based on estimated net realizable value. The Company establishes provisions for lower of cost or market and excess and obsolescence write-downs. The determination of obsolete or excess inventory requires an estimation of the future demand for the Company’s products and these reserves are recorded when the inventory on hand exceeds management’s estimate of future demand for each product. Once the inventory is written down, a new cost basis is established and these inventory reserves are not relieved until the related inventory has been sold or scrapped. As of September 30, 2009, $63,230 of inventory was reclassified as held-for-sale in conjunction with the expected sale of our ASIC business (See Note 12). Inventories are comprised of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Raw materials and purchased parts	$12,442	$14,959
Work-in-progress	125,145	206,126
Finished goods	53,170	102,931

	$190,757	$324,016

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands)
Cost of revenues	$11	$436	$47	$1,435
Research and development expenses	1,957	6,898	7,942	16,802

Total	$1,968	$7,334	$7,989	$18,237

     In the nine months ended September 30, 2008, the Company made $39,519 in government grant repayments to the UK government in connection with the closure of the North Tyneside, UK manufacturing facility, which was previously accrued as of December 31, 2007. The Company recorded a charge for grant repayments of $264 and $1,278 in the three and nine months ended September 30, 2009, respectively. The Company recorded charges for grant repayments of $291 and $464 in the three and nine months ended September 30, 2008, respectively. These charges are primarily related to interest on the outstanding grant repayments for our former Greek design facility.
Stock-Based Compensation
     The Company determines the fair value of its share-based payment awards on the date of grant utilizing an option-pricing model and is impacted by its common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors (expected period between stock option grant date and stock option exercise date). For performance-based restricted stock units, the Company is required to assess the probability of achieving certain financial objectives at the end of each reporting period. Based on the assessment of this probability, the Company may record stock-based compensation expense. The fair value of a restricted stock unit is equivalent to the market price of the Company’s common stock on the measurement date.
Valuation of Goodwill and Intangible Assets
     The Company reviews goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. If the total future cash flows are less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual future results may differ from those estimates.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Company has updated its disclosures to conform to the Codification in this Form 10-Q for the third quarter of 2009.
     In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material effect on the Company’s financial position, results of operations or liquidity.
     In April 2009, the FASB issued an amendment and clarification to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The amendment is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although the Company did not enter into any business combinations during the first nine months of 2009, the Company believes the amendment may have a material impact on the Company’s future consolidated financial statements depending on the size and nature of any future business combinations that the Company may enter into.
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

     Of the $88,106 cash paid to the former Quantum stockholders on the closing date of the acquisition, $13,000 was placed in an escrow account for the satisfaction of any outstanding obligations related to certain representations and warranties included in the acquisition agreement and released 18 months from the closing date. As part of the purchase price, the Company also issued 126 shares of its common stock to a Quantum shareholder, which was valued at $405.
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

$95,856

     The Company has no goodwill other than that arising from its Quantum acquisition. The movement of the goodwill balance from the acquisition date to September 30, 2009 is as follows:

	Additional	Cumulative		Cumulative
March 6,	Consideration	Translation	December 31,	Translation	September 30,
2008	Earned	Adjustments	2008	Adjustments	2009
		(in thousands)
$59,215	$8,684	$(16,889)	$51,010	$4,833	$55,843
     The goodwill amount is not subject to amortization and is included in the Company’s Microcontroller segment. It is tested for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.
     The Company performed its annual goodwill impairment analysis in the fourth quarter of 2008. Based on its 2008 impairment assessment, the Company concluded that the fair value of its reporting unit exceeded its carrying value as of December 31, 2008; therefore, there was no impairment of the goodwill balance. The Company will perform this annual assessment again in the fourth quarter of 2009.
     The movement in the gross amount of the Quantum-related other intangible assets from the acquisition date to September 30, 2009 are as follows:

		Cumulative		Cumulative
	March 6,	Translation	December 31,	Translation	September 30,
	2008	Adjustments	2008	Adjustments	2009
	(in thousands)
Other intangible assets:
Customer relationships	$21,482	$(5,694)	$15,788	$(361)	$15,427
Developed technology	6,880	(1,816)	5,064	(116)	4,948
Tradename	1,180	(311)	869	(20)	849
Non-compete agreement	990	(261)	729	69	798
Backlog	470	(124)	346	33	379

	$31,002	$(8,206)	$22,796	$(395)	$22,401

     The Company has estimated the fair value of the Quantum related other intangible assets using the income approach and these identifiable intangible assets are subject to amortization. The following table sets forth the components of the identifiable intangible assets subject to amortization as of September 30, 2009, which are being amortized on a straight-line basis:

		Accumulated		Estimated
	Gross Value	Amortization	Net Value	Useful Life
	(in thousands, except for years)
Customer relationships	$15,427	$(4,885)	$10,542	5 years
Developed technology	4,948	(1,567)	3,381	5 years
Tradename	849	(714)	135	3 years
Non-compete agreement	798	(252)	546	5 years
Backlog	379	(379)	—	< 1 year

	$22,401	$(7,797)	$14,604

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
     The Company recorded the following acquisition-related charges in the condensed consolidated statements of operations in the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands)
Amortization of intangible assets	$1,195	$1,587	$3,723	$4,155
In-process research and development	—	—	—	1,047
Compensation-related expense — cash	520	3,213	3,351	7,497
Compensation-related expense — stock	1,889	1,890	5,671	4,411

	$3,604	$6,690	$12,745	$17,110

     The Company recorded amortization of intangible assets of $1,195 and $1,587 in the three months ended September 30, 2009 and 2008, respectively, and $3,723 and $4,155 in the nine months ended September 30, 2009 and 2008, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog.
     In the three months ended March 31, 2008, the Company recorded a charge of $1,047 associated with acquired in-process research and development (“IPR&D”), in connection with the acquisition of Quantum. No charges were recorded in the nine months ended September 30, 2009.
     The Company also agreed to compensate former key executives of Quantum, contingent upon continuing employment determined at various dates over a three year period. The Company has agreed to pay up to $15,049 in cash and issue 5,319 shares of the Company’s common stock valued at $17,285, based on the Company’s closing stock price on March 4, 2008. These amounts are being accrued over the employment period on an accelerated basis. As a result, in the three months ended September 30, 2009 and 2008, respectively, the Company recorded compensation-related expenses of $2,409, which are payable in cash of $520 and stock of $1,889, and $5,103, which is payable in cash of $3,213 and stock of $1,890. In the nine months ended September 30, 2009 and 2008, respectively, the Company recorded compensation-related expenses of $9,022, which are payable in cash of $3,351 and stock of $5,671, and $11,908, which are payable in cash of $7,497 and stock of $4,411. The Company made cash payments of $10,694 to the former Quantum employees in the three months ended March 31, 2009.

Pro Forma Results
     Pro forma consolidated statements of operations have not been presented because Quantum’s historical financial results were not material to the Company’s consolidated statements of operations for the period from January 1, 2008 through March 6, 2008.
Note 3 INVESTMENTS
     Investments at September 30, 2009 and December 31, 2008 are primarily comprised of corporate equity securities, U.S. and foreign corporate debt securities, guaranteed variable annuities and auction-rate securities.
     All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income. Gross realized gains or losses are recorded based on the specific identification method. In the three and nine months ended September 30, 2009 and 2008, the Company’s gross realized gains or losses on short-term investments were not material. The Company’s investments are further detailed in the table below:

	September 30, 2009			December 31, 2008
	Adjusted Cost	Fair Value		Adjusted Cost	Fair Value
	(in thousands)
Corporate equity securities	$87	$140		$87	$165
Auction-rate securities	5,445	5,561	*	8,795	8,795	*
Corporate debt securities and other obligations	32,840	34,729		34,089	35,618

	$38,372	$40,430		$42,971	$44,578

Unrealized gains	2,098			1,721
Unrealized losses	(40)			(114)

Net unrealized gains	2,058			1,607

Fair value	$40,430			$44,578

Amount included in short-term investments		$38,062			$31,707
Amount included in other assets		2,368			12,871

		$40,430			$44,578

*	Includes the fair value of the Put Option of $102 and $323 at September 30, 2009 and December 31, 2008, respectively, related to an offer from UBS to purchase auction-rate securities of $3,225 and $6,575 at September 30, 2009 and December 31, 2008, respectively.
     In the nine months ended September 30, 2009, auctions for the Company’s auction-rate securities have continued to fail and as a result these securities have continued to be illiquid. The Company concluded that $2,220 (book value) of these securities are unlikely to be liquidated within the next twelve months and classified these securities as long-term investments, which is included in other assets on the condensed consolidated balance sheets.
     In October 2008, the Company accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase the Company’s certain auction-rate securities of $3,225 at par value (the “Put Option”) at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, the Company expects to sell the securities to UBS at par value on June 30, 2010. The Company elected to measure the Put Option under the fair value option and recorded a corresponding short-term investment as of September 30, 2009, which is included within the auction-rate securities balance for presentation purposes. As a result of accepting the offer, the Company reclassified these auction-rate securities from available-for-sale to trading securities.
     Contractual maturities (at book value) of available-for-sale debt securities as of September 30, 2009, were as follows:

(in thousands)
Due within one year	$30,874
Due in 1-5 years	5,191
Due in 5-10 years	—
Due after 10 years	2,220

Total	$38,285

     Atmel has classified all investments with maturity dates of 90 days or more as short-term as it has the ability to redeem them within the year.
Note 4 INTANGIBLE ASSETS, NET
     Intangible assets, net, consisted of technology licenses and acquisition-related intangible assets as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)
Core/licensed technology	$90,718	$84,718
Accumulated amortization	(72,865)	(69,208)

Total technology licenses	17,853	15,510

Acquisition-related intangible assets	22,401	22,796
Accumulated amortization	(7,797)	(4,185)

Total acquisition-related intangible assets	14,604	18,611

Total intangible assets, net	$32,457	$34,121

     Amortization expense for technology licenses for the three months ended September 30, 2009 and 2008 totaled $1,331 and $1,082 respectively, and in the nine months ended September 30, 2009 and 2008 totaled $3,655 and $3,269, respectively. Amortization expense for acquisition-related intangible assets totaled $1,195 and $1,587 in the three months ended September 30, 2009 and 2008, respectively, and $3,723 and $4,155 in the nine months ended September 30, 2009 and 2008, respectively.
     The following table presents the estimated future amortization of the technology licenses and acquisition-related intangible assets:

	Technology	Acquisition-Related
Years Ending December 31:	Licenses	Intangible Assets	Total
	(in thousands)
2009 (October 1 through December 31)	$1,426	$1,194	$2,620
2010	5,417	4,234	9,651
2011	4,719	4,234	8,953
2012	4,353	4,234	8,587
2013	1,938	708	2,646

Total future amortization	$17,853	$14,604	$32,457

Note 5 BORROWING ARRANGEMENTS
     Information with respect to the Company’s debt and capital lease obligations as of September 30, 2009 and December 31, 2008 is shown in the following table:

	September 30,	December 31,
	2009	2008
	(in thousands)
Various interest-bearing notes	$3,404	$2,835
Bank lines of credit	80,000	125,000
Capital lease obligations	13,128	17,206

Total	$96,532	$145,041
Less: current portion of long-term debt and capital lease obligations	(85,724)	(131,132)

Long-term debt and capital lease obligations due after one year	$10,808	$13,909

     Maturities of long-term debt and capital lease obligations are as follows:

Years Ending December 31:	(in thousands)
2009 (October 1 through December 31)	$81,829
2010	6,009
2011	5,017
2012	1,267
2013	—
Thereafter	3,404

97,526
Less: amount representing interest	(994)

Total	$96,532

     On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165,000 with certain European lenders. This facility is secured by the Company’s non-U.S. trade receivables. At September 30, 2009, the amount outstanding under this facility was $80,000. In June 2009, the Company repaid $20,000 under this line of credit as its eligible non-U.S. trade receivables declined to approximately $86,255. The eligible non-US trade receivables were $88,273 at September 30, 2009. Borrowings under the facility bear interest at LIBOR plus 2% per annum (approximately 2.25% based on the one month LIBOR at September 30, 2009), while the undrawn portion is subject to a commitment fee of 0.375% per annum. The outstanding balance is subject to repayment in full on the last day of its interest period (every two months). The terms of the facility subject the Company to certain financial and other covenants and cross-default provisions. The Company was not in compliance with certain financial covenants (i.e. fixed charge ratio) as of September 30, 2009. The Company obtained a waiver on November 6, 2009 related to this noncompliance. On November 6, 2009, the Company also reduced the credit facility to $125,000 from $165,000. Commitment fees and amortization of up-front fees paid related to the facility in the three and nine months ended September 30, 2009 totaled $266 and $805, respectively, and in the three and nine months ended September 30, 2008 totaled $232 and $897, respectively, and are included in interest and other (expense) income, net, in the condensed consolidated statements of operations. The outstanding balance under this facility is classified as bank lines of credit in the summary debt table above.
     In December 2004, the Company established a $25,000 revolving line of credit with a domestic bank, which was extended until September 2009. The interest rate on the revolving line of credit was either the lower of the domestic bank’s prime rate (approximately 3.25% at September 30, 2009) or LIBOR plus 2% (approximately 2.29% based on the three month LIBOR at September 30, 2009). The revolving line of credit was secured by the Company’s U.S. trade receivables and requires the Company to meet certain financial ratios and to comply with other covenants on a periodic basis. In February 2009, the Company repaid $3,500 and the remaining $21,500 was repaid on September 30, 2009.
     Of the Company’s remaining outstanding debt obligations of $16,532 as of September 30, 2009, $13,128 are classified as capital leases and $3,404 as interest bearing notes in the summary debt table.
     Included within the Company’s outstanding debt obligations are $91,885 of variable-rate debt obligations where the interest rates are based on the Prime Rate, LIBOR index plus 2.0% or the short-term EURIBOR index plus a spread ranging from 0.9% to 2.25%. Approximately $80,000 of the Company’s total debt obligations at September 30, 2009 have cross default provisions.

Note 6 STOCK-BASED COMPENSATION
Option and Employee Stock Purchase Plans
     The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of September 30, 2009, 114,000 shares were authorized for issuance under the 2005 Stock Plan, and 28,246 shares of common stock remained available for grant. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.
     Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available	Number of	Price	Exercise Price
	for Grant	Options	per Share	per Share
	(in thousands, except per share data)
Balances, December 31, 2008	30,504	31,263	$1.68–$24.44	$5.54
Restricted stock units issued	(734)	—
Performance-based restricted stock units issued	(83)	—
Adjustment for restricted stock units issued	(637)	—
Restricted stock units cancelled	474	—
Adjustment for restricted stock units cancelled	370	—
Options granted	(3)	3	$3.49–$3.49	3.49
Options cancelled/expired/forfeited	2,016	(2,016)	$2.11–$20.19	6.01
Options exercised	—	(299)	$1.80–$3.67	2.87

Balances, March 31, 2009	31,907	28,951	$1.68–$24.44	$5.53
Restricted stock units issued	(209)	—
Adjustment for restricted stock units issued	(163)	—
Restricted stock units cancelled	379	—
Adjustment for restricted stock units cancelled	296	—
Options granted	(135)	135	$3.59–$3.93	3.90
Options cancelled/expired/forfeited	819	(819)	$1.80–$20.19	6.17
Options exercised	—	(314)	$3.38–$4.29	2.60

Balances, June 30, 2009	32,894	27,953	$1.68–$24.44	$5.54
Restricted stock units issued	(7,575)	—
Adjustment for restricted stock units issued	(5,909)	—
Restricted stock units cancelled	556	—
Adjustment for restricted stock units cancelled	434	—
Options granted	(2,961)	2,961	$3.86–$4.43	4.33
Options cancelled/expired/forfeited	10,807	(10,807)	$2.11–$24.44	7.35
Options exercised	—	(269)	$2.11–$4.43	2.82

Balances, September 30, 2009	28,246	19,838	$1.68–$24.44	$4.41

     Restricted stock units are granted from the pool of options available for grant. On May 14, 2008, the Company’s stockholders approved an amendment to its 2005 Stock Plan whereby every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), and stock purchase rights issued on or after May 14, 2008 will be counted against the numerical limit for options available for grant as 1.78 shares in the table above. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements are forfeited or repurchased by the Company and would otherwise return to the 2005 Stock Plan, 1.78 times the number of shares will return to the plan and will again become available for issuance. The

Company issued 26,139 restricted stock units from May 14, 2008 to September 30, 2009, resulting in a reduction of 46,527 shares available for grant under the 2005 Stock Plan.
     Restricted Stock Units
     Activity related to restricted stock units is set forth below:

	Number of	Weighted-Average
	Shares	Fair Value
	Outstanding	Per Share
	(in thousands, except per share data)
Balance, December 31, 2008	20,422	$4.33
Restricted stock units issued	734	3.16
Performance-based restricted stock units issued	83	3.63
Restricted stock units vested	(715)	3.17
Restricted stock units cancelled	(474)	4.07

Balance, March 31, 2009	20,050	$4.52
Restricted stock units issued	209	3.74
Restricted stock units vested	(100)	3.62
Restricted stock units cancelled	(379)	3.83

Balance, June 30, 2009	19,780	$4.68
Restricted stock units issued	7,575	4.29
Restricted stock units vested	(1,167)	3.91
Restricted stock units cancelled	(556)	4.08

Balance, September 30, 2009	25,632	4.79

     In the three and nine months ended September 30, 2009, 1,167 and 1,982, respectively, restricted stock units vested, including 455 and 746, respectively, units withheld for taxes. These vested restricted stock units had a weighted-average fair value of $3.91 and $3.63 on the vesting dates. In the three and nine months ended September 30, 2008, 225 and 376, respectively, restricted stock units vested, including 101 shares withheld for taxes. These vested restricted stock units had a weighted-average fair value of $4.17 and $3.95, respectively, on the vesting dates. As of September 30, 2009, total unearned stock-based compensation related to nonvested restricted stock units previously granted (excluding performance-based restricted stock units) was approximately $64,100, excluding forfeitures, and is expected to be recognized over a weighted-average period of 3.03 years.
     In the year ended December 31, 2008, the Company issued performance-based restricted stock units to eligible employees for a maximum of 9,099 shares of the Company’s common stock under the 2005 Stock Plan. In the nine months ended September 30, 2009, the Company issued performance-based restricted stock units to eligible employees for 83 shares of the Company’s common stock. These restricted stock units vest only if the Company achieves certain quarterly operating margin performance criteria over the performance period of July 1, 2008 to December 31, 2012. In the three months ended June 30, 2009, the performance period was extended by one additional year to December 31, 2012 which is considered a modification to the performance-based restricted stock units. Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. The Company recognizes the stock-based compensation expense for its performance-based restricted stock units when management believes it is probable that the Company will achieve certain future quarterly operating margin performance criteria. The Company recorded a credit of $2,092 in the three months ended March 31, 2009 related to the reversal of previously recorded stock-based compensation expense based on the probability of these performance criteria not being achieved at that time. No charges or credits were recorded in the three months ended September 30, 2009 and June 30, 2009 due to continued uncertainty that performance criteria will be met.
     The following table summarizes the stock options outstanding at September 30, 2009:

Options Outstanding					Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Term (years)	Price	Value	Exercisable	Term (years)	Price	Value
(in thousands, except per share prices and life data)
$1.68–$2.66	2,016	3.69	$2.16	$4,084	2,013	3.68	$2.16	$4,077
2.74–3.29	2,513	6.55	3.25	2,374	1,865	5.86	3.25	1,761
3.32–3.93	2,065	8.49	3.38	1,666	892	8.25	3.37	729
3.97–4.23	3,218	7.67	4.20	30	544	8.19	4.19	8
4.35–4.43	2,123	9.43	4.41	—	278	7.26	4.37	—
4.56–4.89	2,952	7.23	4.81	—	1,959	7.10	4.82	—
4.92–5.75	2,564	5.87	5.41	—	1,857	5.05	5.51	—
5.85–7.38	1,996	6.89	6.29	—	1,327	6.73	6.32	—
7.69–21.47	389	1.57	11.20	—	389	1.57	11.20	—
24.44–24.44	2	0.46	24.44	—	2	0.46	24.44	—

	19,838	6.96	$4.41	$8,154	11,126	4.35	$4.44	$6,575

     In the three and nine months ended September 30, 2009, the number of stock options that were exercised was 269 and 882, respectively, which had an intrinsic value of $371 and $996, respectively. In the three and nine months ended September 30, 2008, the number of stock options that were exercised was 244 and 1,142, respectively, which had an intrinsic value of $412 and $1,945, respectively. Stock options exercised in the three and nine months ended September 30, 2009 had an aggregate exercise price of $758 and $2,433, respectively. Stock options exercised in the three and nine months ended September 30, 2008 had an aggregate exercise price of $559 and $2,596, respectively.
     On August 3, 2009, the Company commenced an exchange offer whereby eligible employees were given the opportunity to exchange some or all of their outstanding stock options with an exercise price greater than $4.69 per share (which was equal to the 52-week high of the Company’s per share stock price as of the start of the offer) that were granted on or before August 3, 2008, whether vested or unvested, for restricted stock units or, for certain employees, a combination of restricted stock units and stock options and the exchange ratio was based on the per share exercise price of the eligible stock options. The Company completed the exchange offer on August 28, 2009, under which 9,484 of stock options were exchanged for 1,354 stock options and 2,297 restricted stock units. The modification of these stock options did not result in a material charge to the Company’s financial results in the three and nine months ended September 30, 2009.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Risk-free interest rate	2.39%	3.10%	2.39%	3.00%
Expected life (years)	5.58	5.79	5.59	5.58
Expected volatility	55%	54%	55%	55%
Expected dividend yield	—	—	—	—
     The Company’s weighted-average assumptions for the three and nine months ended September 30, 2009 and 2008 were determined in accordance with the accounting standard on stock-based compensation and are further discussed below.
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
     The weighted-average estimated fair value of options granted in both of the three and nine months ended September 30, 2009 was $2.23, and $2.13 and $1.95 in the three and nine months ended September 30, 2008, respectively.
Employee Stock Purchase Plan
     Under the 1991 Employee Stock Purchase Plan (“ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to 10 percent of an employee’s eligible compensation. There were 1,105 purchases under the ESPP in the three months ended September 30, 2009, at an average price of $3.02 per share. There were 1,269 shares purchased under the ESPP in the three months ended September 30, 2008, at an average price of $2.91. There were 2,139 purchases under the ESPP in the nine months ended September 30, 2009 at an average price of $3.08 per share. There were 2,431 purchases under the ESPP in the nine months ended September 30, 2008 at an average price of $3.02 per share. Of the 42,000 shares authorized for issuance under this plan, 4,751 shares were available for issuance at September 30, 2009.
     The fair value of each purchase under the ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. The following assumptions were utilized to determine the fair value of the Company’s ESPP shares:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Risk-free interest rate	0.24%	2.07%	0.35%	2.08%
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	60%	40%	73%	39%
Expected dividend yield	—	—	—	—
     The weighted-average fair value of the rights to purchase shares under the ESPP for offering periods started in the nine months ended September 30, 2009 and 2008 were $0.86 and $0.75, respectively. Cash proceeds for the issuance of shares under the ESPP were $6,586 and $7,332 in the nine months ended September 30, 2009 and 2008, respectively.
     The components of the Company’s stock-based compensation expense, net of amounts (capitalized in) liquidated from inventory, in the three and nine months ended September 30, 2009 and 2008, are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands)
Employee stock options	$2,956	$3,837	$8,756	$11,211
Employee stock purchase plan	308	413	1,735	1,307
Restricted stock units	4,388	3,369	8,714	7,815
Amounts (capitalized in) liquidated from inventory	(68)	(193)	173	(247)

	$7,584	$7,426	$19,378	$20,086

     The accounting standard on stock-based compensation requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation expense incurred in the three and nine months ended September 30, 2009 and 2008, as the Company believes it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.
     The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchases in the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands)
Cost of revenues	$1,136	$1,087	$3,233	$2,908
Research and development	2,979	3,059	8,434	8,569
Selling, general and administrative	3,469	3,280	7,711	8,609

Total stock-based compensation expense, before income taxes	7,584	7,426	19,378	20,086
Tax benefit	—	—	—	—

Total stock-based compensation expense, net of income taxes	$7,584	$7,426	$19,378	$20,086

     The table above excluded stock-based compensation of $1,889 and $5,671 in the three and nine months ended September 30, 2009, respectively, and $1,890 and $4,411 in the three and nine months ended September 30, 2008, respectively, for former Quantum executives related to the acquisition, which are classified within acquisition-related charges in the condensed consolidated statements of operations.
     There was no non-employee stock-based compensation expense in the nine months ended September 30, 2009 and 2008.
     As of September 30, 2009, total unearned compensation expense related to nonvested stock options was approximately $22,957, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.5 years.
Note 7 ACCUMULATED OTHER COMPREHENSIVE INCOME
     Comprehensive income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net loss and comprehensive (loss) income for Atmel arises from foreign currency translation adjustments, actuarial gains related to defined benefit pension plans and net unrealized gains (losses) on investments. The components of accumulated other comprehensive income at September 30, 2009 and December 31, 2008, net of tax, are as follows:

	September 30,		December 31,
	2009		2008
	(in thousands)
Foreign currency translation	$133,772	(1)	$110,108
Actuarial gains related to defined benefit pension plans	4,849		2,284
Net unrealized gains on investments	2,058		1,607

Total accumulated other comprehensive income	$140,679		$113,999

(1)	This amount includes $111,854 related to assets and liabilities held-for-sale. See Note 12.
     The components of comprehensive (loss) income in the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands)
Net loss	$(17,450)	$(4,738)	$(26,231)	$(2,857)

Other comprehensive income (loss):
Foreign currency translation adjustments	11,014	(51,851)	23,664	(16,442)
Actuarial gains related to defined benefit pension plans	1,566	3,846	2,565	4,365
Unrealized gains (losses) on investments	122	(487)	451	(2,521)

Other comprehensive income (loss)	12,702	(48,492)	26,680	(14,598)

Total comprehensive (loss) income	$(4,748)	$(53,230)	$449	$(17,455)

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
     Subject to certain limitations, the Company is obligated to indemnify certain current and former directors, officers and employees in connection with the investigation of the Company’s historical stock option practices and related government inquiries and litigation. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify in connection with the historical stock option matters generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses incurred in defense of these matters. The Company is currently paying or reimbursing legal expenses being incurred in connection with these matters by its current and former directors, officers and employees.
     Subject to certain limitations, the Company also is obligated to indemnify its current directors in connection with the Microchip offer shareholder litigation. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the directors’ reasonable legal expenses and possibly other liabilities that could be incurred in connection with this litigation. The Company is currently paying or reimbursing legal expenses being incurred in connection with these matters by its directors.
     Purchase Commitments
     At September 30, 2009, the Company had outstanding capital purchase commitments of $7,234. The Company also has a wafer purchase commitment with Tejas Silicon Holding Limited of approximately $83,700.
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
     On September 28, 2007, Matheson Tri-Gas (“MTG”) filed suit in Texas state court in Dallas County against the Company. Plaintiff alleges claims for: (1) breach of contract for the Company’s alleged failure to pay minimum payments under a purchase requirements contract; (2) breach of contract under a product supply agreement; and (3) breach of contract for failure to execute a process gas agreement. MTG seeks unspecified damages, pre- and post-judgment interest, attorneys’ fees and costs. In late November 2007, the Company filed its answer denying liability. In July 2008, the Company filed an amended answer, counterclaim and cross claim seeking among other things a declaratory judgment that a termination agreement cut off any claim by MTG for additional payments. In an Order entered on June 26, 2009, the Court granted the Company’s motion for partial summary judgment dismissing MTG’s breach of contract claims relating to the requirements contract and the product supply agreement. The parties dismissed the remaining claims and, on August 26, 2009, the Court entered a Summary Judgment Order and Final Judgment. MTG filed a Motion to Modify Judgment and Notice of Appeal on September 24, 2009. The Company intends to vigorously defend the appeal.
     In October and November 2008, three purported class actions were filed in Delaware Chancery Court against the Company and/or all current members of its Board of Directors arising out of the unsolicited proposal made on October 1, 2008 by Microchip Technology Inc. (“Microchip”) and ON Semiconductor (“ON”) to acquire the Company. The three cases eventually were consolidated, with the complaint in Louisiana Municipal Employees Retirement System v. Laub designated the operative complaint. As initially filed, that complaint had only one cause of action—for breach of fiduciary duty—and asked the court to declare that the directors breached their fiduciary duty by refusing to consider the Microchip/ON offer in good faith, to invalidate any defensive measures that have been taken, and to award an unspecified amount of compensatory damages. Plaintiff filed an Amended Complaint on June 2, 2009 (adding a declaratory judgment claim to the breach of fiduciary duty claim). In addition, in mid-November 2008, a fourth case arising out of the Microchip/ON proposal, Zucker v. Laub, was filed in California in the Superior Court for Santa Clara County. Zucker has been stayed in favor of the Delaware actions. On September 14, 2009, a Memorandum of Understanding (“MOU”) was signed setting forth an agreement-in-principle to settle all litigation arising out of the Company’s response to the Microchip/ON proposal in exchange for certain therapeutic provisions relating to the Company’s stockholder rights plan (the therapeutic provisions previously were disclosed in a September 18, 2009 Form 8-K (incorporated herein by reference)). The agreement-in-principle outlined in the MOU is subject to and conditioned upon the negotiation and execution of a settlement agreement and final court approval. Under the proposed settlement, pursuant to the Company’s pre-existing obligations to indemnify the directors, the Company will pay plaintiffs’ counsel such attorneys’ fees and expenses as the Court may award, up to $950, which the Company accrued for in the three months ended September 30, 2009.
     On October 9, 2008, the Air Pollution Control Division (“APCD”) of the State of Colorado Department of Public Health and Environment issued a Compliance Advisory notice to the Company’s Colorado Springs facility for purported violations of the law and non-compliance with the Company’s Colorado Construction Permit Number 91EP793-1 Initial Approval Modification 3 (“Permit”). The Compliance Advisory notice also claimed that the Company failed to meet other regulatory requirements. The APCD sought administrative penalties and compliance by the Company with applicable laws, regulations and Permit terms. Effective October 1, 2009, the Company and the APCD entered into a Compliance Order on Consent (“COC”) that resolves this matter. The COC requires that the Company pay a fine of $102, 80 percent of which the Company will offset through performance of a supplemental environmental project.
     On June 3, 2009, the Company filed an action in Santa Clara County Superior Court against three of its now-terminated Asia-based distributors, NEL Group Ltd. (“NEL”), Nucleus Electronics (Hong Kong) Ltd. (“NEHK”) and TLG Electronics Ltd. (“TLG”). The Company seeks, among other things, to recover $8.5 million owed it, plus applicable interest and attorneys fees. On June 9, 2009, NEHK separately sued Atmel in Santa Clara County Superior Court, alleging that Atmel’s suspension of shipments to NEHK on September 23, 2008-one day after TLG appeared on the Department of Commerce, Bureau of Industry and Security’s Entity List-breached the parties’ International Distributor Agreement. NEHK also alleges that Atmel libeled it, intentionally interfered with contractual relations and/or prospective business advantage, and violated California Business and Professions Code Sections 17200 et seq. and 17500 et seq. NEHK alleges damages exceeding $10 million. Both matters now have been consolidated. On July 29, 2009, NEL filed a cross-complaint against Atmel that alleges claims virtually identical to those NEHK has alleged, and seeks unspecified damages. The Company demurred (moved to dismiss) as to certain causes of action in NEHK’s complaint and NEL’s cross-complaint. In an October 20, 2009 Order, the Court sustained (with leave to amend) the demurrer to NEHK’s 17200/17500 claim, and overruled the motion in other respects. On October 30, 2009, NEHK filed an amended complaint. A hearing on Atmel’s demurrer to NEL’s cross-complaint is scheduled for November 24, 2009. TLG has defaulted, and a prove-up hearing—where Atmel will attempt to prove TLG is liable for $2.5 million (plus applicable interest and attorneys fees)—is scheduled for November 23, 2009. The Company intends to prosecute its claims and defend the NEHK/NEL claims vigorously.
     On July 16, 2009, James M. Ross, the Company’s former General Counsel, filed a lawsuit in Santa Clara County Superior Court challenging his termination, and certain actions the Company took thereafter. The Complaint contained 12 causes of action, including: (1) several claims arising out of the Company’s treatment of his post-termination attempt to exercise stock options; (2) breach of a purported oral contract to pay a bonus upon the sale of the Company’s Grenoble division; (3) defamation; (4) breach of an oral and/or implied employment contract; and (5) violations of the California Labor Code. On October 16, 2009, Mr. Ross filed an amended complaint that, among other things, added a claim under Section 17200 of the California Business and Professions Code. The Company intends to vigorously defend this action.
     On July 17, 2009, Mr. Ross filed a second lawsuit in Delaware Chancery Court seeking to enforce certain rights granted him under an indemnification agreement with the Company. In particular, Mr. Ross sought reimbursement for fees and expenses already incurred, and a declaration that he is contractually entitled to advancement of expenses and indemnification in connection with the various lawsuits described above relating to the Company’s historical stock option granting practices. He also sought advancement of fees and indemnification in connection with the indemnification action itself. In September 2009, the Company and Mr. Ross settled the case—and a stipulation of dismissal (without prejudice) was filed on October 5, 2009.
     On July 24, 2009, 56 former employees of Atmel’s Nantes facility filed claims in the First Instance labour court, Nantes, France against the Company and MHS Electronics claiming that (1) the Company’s sale of the Nantes facility to MHS (XbyBus SAS) in 2005 did not result in the transfer of their labor agreements to MHS, and (2) these employees should still be considered Atmel employees, with the right to claim related benefits from Atmel. Alternatively, each employee seeks damages of at least 45,000 Euros and court costs. At an initial hearing on October 6, 2009, the Court set a briefing schedule and said it will issue a ruling on October 6, 2010. These claims are similar to those filed in the First Instance labour court in October 2006 by 47 other former employees of Atmel’s Nantes facility (MHS was not named a defendant in the earlier claims). On July 24, 2008, the judge hearing the earlier claims issued an oral ruling in favor of the Company, finding that there was no jurisdiction for those claims by certain “protected employees,” and denying the claims as to all other employees. Forty of those earlier plaintiffs appealed, and a hearing is scheduled in November 2009. The Company intends to defend all these claims vigorously.
     From time to time, the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims. As well, from time to time, the Company receives from customers demands for indemnification, or claims relating to the quality of our products, including additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting their defective products, costs for product recalls or other damages. The Company accrues for losses relating to such claims that the Company considers probable and for which the loss can be reasonably estimated.
     Other Contingencies
     In October 2008, officials of the European Union Commission (the “Commission”) conducted an inspection at the offices of one of the Company’s French subsidiaries. The Company was informed that the Commission was seeking evidence of potential violations by

Atmel or its subsidiaries of the European Union’s competition laws in connection with the Commission’s investigation of suppliers of integrated circuits for smart cards. On September 21, 2009, the Commission requested additional information from the Company, and the Company responded to the Commission’s request. On October 27, 2009, the Commission requested additional information from the Company, and the Company is currently in the process of responding to the request. The Company continues to cooperate with the Commission’s investigation and has not received any specific findings, monetary demand or judgment through the date of filing this Form 10-Q. As a result, the Company has not recorded any provision in its financial statements related to this matter.
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
     While the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, the outcome is subject to significant uncertainties. The Company recognizes tax liabilities for uncertain tax positions in accordance with appropriate accounting standard. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the condensed consolidated statements of operations. Income taxes and related interest and penalties due for potential adjustments may result from the resolution of these examinations, and examinations of open U.S. federal, state and foreign tax years.
     The Company’s income tax calculations are based on application of the respective U.S. Federal, state or foreign tax law. The Company’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities for uncertain tax positions that are more-likely-than-not to be sustained.
     Product Warranties
     The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The majority of products are generally covered by a warranty typically ranging from 90 days to two years.
     The following table summarizes the activity related to the product warranty liability in the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands)
Balance at beginning of period	$4,736	$6,804	$5,579	$6,789
Accrual for warranties during the period, net of change in estimates	1,018	738	2,437	4,146
Actual costs incurred	(1,168)	(1,347)	(3,430)	(4,740)

Balance at end of period	$4,586	$6,195	$4,586	$6,195

     Product warranty liability is included in accrued and other liabilities on the condensed consolidated balance sheets.
     Guarantees
     During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of September 30, 2009, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements is approximately $2,050. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.
Note 9 INCOME TAXES
     In the three and nine months ended September 30, 2009, the Company recorded an income tax provision of $395 and a benefit of $37,035, respectively, compared to an income tax benefit of $4,052 and an income tax provision of $3,442 in the three and nine months ended September 30, 2008, respectively. During the quarter ended March 31, 2009, the Company recognized a tax benefit of $26,489 primarily attributable to recognition of certain current and prior foreign research and development (“R&D”) credits as the company concluded that it has reached effective settlement with reference to these previously unrecognized tax benefits.
     The provision for income taxes for these periods was determined using the annual effective tax rate method by excluding the entities that are not expected to realize tax benefit from their operating losses. The Company computed one entity’s tax provision using a discrete approach as a reliable estimate of the effective tax rate for this jurisdiction could not be made. As a result, excluding the impact of discrete tax events during the quarter, the provision for income taxes was at a higher consolidated effective rate than would have resulted if all entities were profitable or if losses produced tax benefits.
     As a result of the effective settlement of certain foreign tax audits during the quarter ended June 30, 2009, the Company was able to release reserves and accrued interest, netted against certain additional exposures related to the foreign audits, of $7,863. Additionally, during the previous quarter, as a result of the settlement, the Company remeasured its Deferred Tax Assets to record an adjustment of $51,100. This adjustment decreased foreign net operating loss carry-forwards with a corresponding adjustment to the valuation allowance. This change had no impact on the condensed consolidated balance sheets or statements of operations.
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
     In addition, the Company has tax audits in progress in other foreign jurisdictions. The Company has accrued taxes and related interest and penalties that may be due upon the ultimate resolution of these examinations and for other matters relating to open U.S. Federal, state and foreign tax years.
     While the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, the outcome is subject to uncertainty. The Company recognizes tax liabilities for uncertain tax positions in accordance with appropriate accounting standard. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense of benefit in the condensed consolidated statements of operations. Income taxes and related interest and penalties due for potential adjustments may result from the resolution of these examinations, and examinations of open U.S. federal, state and foreign jurisdictions. Should the Company be unable to reach agreement with the federal or foreign tax authorities on the various proposed adjustments, there exists the possibility of an adverse material impact on the Company’s results of operations, cash flows and financial position.
     On January 1, 2007, the Company adopted the accounting standard related to uncertain income tax positions. Under the accounting standard, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At September 30, 2009 and December 31, 2008, the Company had $174,875 and $214,857 of unrecognized tax benefits, respectively. The decrease in unrecognized tax benefits in the nine months ended September 30, 2009 of $39,982 was primarily related to the release of tax reserves for certain foreign R&D tax credits and the settlement of certain foreign tax audits as the Company concluded that it reached effective settlement with reference to these previously unrecognized tax benefits.
     Included within long-term liabilities at September 30, 2009 and December 31, 2008 were income taxes payable totaling $107,768 and $104,996, respectively.
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
     The aggregate net pension expense relating to the two plan types are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands)
Service costs during the period	$198	$497	$1,184	$1,570
Interest costs on projected benefit obligation	250	735	1,134	2,230
Amortization of actuarial (gain) loss	(42)	(26)	(37)	73

Net pension expense	$406	$1,206	$2,281	$3,873

     Interest costs on projected benefit obligation decreased to $250 and $1,134 in the three and nine months ended September 30, 2009, respectively, from $735 and $2,230 in the three and nine months ended September 30, 2008, respectively, primarily due to the transfer of pension liability in the latter half of 2008 as a result of the Company’s sale of its manufacturing operations in Heilbronn, Germany.
     The Company made $42 and $700 in benefit payments in the nine months ended September 30, 2009 and 2008, respectively. The Company estimates that benefit payments will total $765 in 2009.
     The Company’s pension liability represents the present value of estimated future benefits to be paid. With respect to the Company’s unfunded plans in Europe, in the nine months ended September 30, 2009, a decrease in inflation rate assumptions used to calculate the present value of the pension obligation resulted in an decrease in the pension liability of $3,417. This decrease in liability was offset in part by an increase in discount rate. This resulted in an increase of $1,566 and $2,565, net of tax, which was credited to other comprehensive income in stockholders’ equity in the three and nine months ended September 30, 2009, respectively.
Note 11 OPERATING AND GEOGRAPHICAL SEGMENTS
     The Company designs, develops, manufactures and sells a wide range of semiconductor integrated circuit products. The segments represent management’s view of the Company’s businesses and how it allocates Company resources and measures performance of its major components. In addition, each segment consists of product families with similar requirements for design, development and marketing. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits. Atmel’s four reportable segments are as follows:
•	Microcontrollers segment includes a variety of proprietary and standard microcontrollers, the majority of which contain embedded nonvolatile memory and integrated analog peripherals. In the year ended December 31, 2008, the Company acquired Quantum. Results from the acquired operations are considered complementary to sales of microcontroller products and are included in this segment.

•	Nonvolatile Memories segment consists predominantly of serial interface electrically erasable programmable read-only memory (“SEEPROM”) and serial interface Flash memory products. This segment also includes parallel interface Flash memories as well as mature parallel interface electrically erasable programmable read-only memory (“EEPROM”) and erasable programmable ready-only memory (“EPROM”) devices. This segment also includes products with military and aerospace applications.

•	Radio Frequency (“RF”) and Automotive segment includes products designed for the automotive industry. This segment produces and sells wireless and wired devices for industrial, consumer and automotive applications and it also provides foundry services.

•	Application Specific Integrated Circuit (“ASIC”) segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of specific applications. This segment also encompasses a range of products which provide security for digital data transaction, including smart cards for mobile phones, set top boxes, banking and national identity cards. The Company also develops application specific standard products (“ASSP”) for high reliability space applications, power management and secure crypto memory products.

     The Company evaluates segment performance based on revenues and income or loss from operations excluding acquisition-related charges, charges for grant repayments, restructuring charges and gains on sale of assets. Interest and other expenses, net, nonrecurring gains and losses, foreign exchange gains and losses and income taxes are not measured by operating segment.
     The Company’s wafer manufacturing facilities fabricate integrated circuits for segments as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. Segments are defined by the products they design and sell. They do not make sales to each other. The Company’s net revenues and segment (loss) income from operations for each reportable segment in the three and nine months ended September 30, 2009 and 2008 are as follows:
Information about Reportable Segments

	Micro-	Nonvolatile	RF and
	Controllers	Memories	Automotive	ASIC	Total
	(in thousands)
Three months ended September 30, 2009
Net revenues from external customers	$120,042	$78,796	$38,525	$80,367	$317,730
Segment (loss) income from operations	(5,612)	685	(3,000)	(1,768)	(9,695)
Three months ended September 30, 2008
Net revenues from external customers	$129,755	$91,760	$63,836	$114,657	$400,008
Segment income from operations	13,444	11,656	3,129	2,026	30,255

Nine months ended September 30, 2009
Net revenues from external customers	$318,702	$211,961	$106,497	$236,605	$873,765
Segment (loss) income from operations	(9,431)	3,466	(7,904)	(19,140)	(33,009)
Nine months ended September 30, 2008
Net revenues from external customers	$403,124	$274,448	$204,371	$350,210	$1,232,153
Segment income (loss) from operations	35,598	31,351	5,781	(9,625)	63,105
     The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.
     Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands)
Total segment (loss) income from operations	$(9,695)	$30,255	$(33,009)	$63,105
Unallocated amounts:
Acquisition-related charges	(3,604)	(6,690)	(12,745)	(17,110)
Charges for grant repayments	(264)	(291)	(1,278)	(464)
Restructuring charges	(1,180)	(26,625)	(6,002)	(63,209)
Asset impairment charges	—	(7,969)	—	(7,969)
Gain on sale of assets	—	—	164	29,948

Consolidated (loss) income from operations	$(14,743)	$(11,320)	$(52,870)	$4,301

     Geographic sources of revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands)
United States	$57,438	$53,146	$155,856	$170,924
Germany	42,026	73,390	113,214	204,751
France	15,654	30,588	56,906	111,570
United Kingdom	2,415	4,331	7,541	14,966
Japan	9,166	16,638	26,673	60,594
China, including Hong Kong	91,228	96,405	240,385	278,003
Singapore	12,500	20,722	43,584	79,641
Rest of Asia-Pacific	49,328	53,802	124,515	168,849
Rest of Europe	32,981	45,410	91,857	125,389
Rest of the World	4,994	5,576	13,234	17,466

Total net revenues	$317,730	$400,008	$873,765	$1,232,153

     Net revenues are attributed to countries based on delivery locations.
     No single customer accounted for more than 10% of net revenues in the three and nine months ended September 30, 2009 and 2008.
     Locations of long-lived assets as of September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)
United States	$109,742	$126,959
Germany	19,421	23,377
France	1,868	200,799
United Kingdom	5,884	6,978
Asia-Pacific	32,774	34,049
Rest of Europe	13,180	13,756

Total	$182,869	$405,918

     Excluded from the table above are auction-rate securities of $2,368 and $8,795 as of September 30, 2009 and December 31, 2008, respectively, which are included in other assets on the condensed consolidated balance sheets. Also excluded from the table above as of September 30, 2009 and December 31, 2008 are goodwill of $55,843 and $51,010, respectively, intangible assets, net of $32,457 and $34,121, respectively, deferred income tax assets of $6,304 and $3,921, respectively, and assets held-for-sale of $201,353 and $0, respectively.
Note 12 ASSETS HELD FOR SALE, ASSET IMPAIRMENT CHARGES AND GAIN ON SALE OF ASSETS
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

ASIC Business Unit, Including Rousset Fabrication Facility
     In the three months ended March 31, 2009, the Company announced its intention to sell its ASIC business and related manufacturing assets. As a result, the Company determined that the assets and liabilities of the disposal group, which comprised the ASIC business unit, including the fabrication facility in Rousset, France, should be classified as held for sale. The assets and liabilities held for sale are carried on the condensed consolidated balance sheet at September 30, 2009, at their carrying amount, which is less than their fair value, less cost to sell. The fair value of the disposal group was calculated based on various metrics including discounted cash flows and other market participants in comparable transactions. As management expects to sell the disposal group at an amount, net of cost to sell, that is greater than its carrying value, no charge was recorded during the quarter. Given the current uncertainties in the global economy, there exists a possibility that the Company may ultimately sell the disposal group for less than it currently estimates and therefore may in the future record a charge for the reduction in value of the assets.
     In determining the carrying value of its disposal group, the Company has included $111,854 of foreign currency translation adjustments recorded within stockholders’ equity that are associated with the disposal group.
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
     The following table details the assets and liabilities within the disposal group, which are classified as held for sale in the condensed consolidated balance sheet as of September 30, 2009:

(in thousands)
Current assets
Inventory	$63,230
Prepaids and other current assets	11,409
Tax	37,116

Total current assets held for sale	111,755

Non-current assets
Fixed assets, net	199,137
Other assets	2,216

Total non-current assets held for sale	201,353

Total assets held for sale	$313,108

Current Liabilities
Accounts Payable	$19,527
Payroll related	22,317
Deferred grant	5,806
Income tax	11,457
Others	4,169

Total current liabilities held for sale	63,276
Pension liability	7,160
Deferred tax	1,184

Total non-current liabilities held for sale	8,344

Total liabilities held for sale	$71,620

Heilbronn, Germany
     The Company announced its intention to sell its fabrication facility in Heilbronn, Germany in December 2006. Subsequently, the Company decided to sell only the manufacturing operations related to the fabrication facility. In the three months ended September 30, 2008, the Company entered into an agreement to sell the manufacturing operations to Tejas Silicon Holding Limited (“TSI”). The

Company recorded an impairment loss of $7,969 in the three months ended September 30, 2008, which consisted of $3,025 for the net book value of the fixed assets and $4,944 for selling costs related to legal, commissions and other direct incremental costs. The sale of the Heilbronn manufacturing operations did not qualify as discontinued operations as the operations and future cash flows were not eliminated from the Company’s RF and Automotive segment. The Company continues to purchase wafers from the buyer of the Heilbronn fabrication facility. See Note 8.
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
Note 13 RESTRUCTURING CHARGES
     The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three and nine months ended September 30, 2009 and 2008, respectively.

	January 1,			Currency	March 31,			Currency	June 30,			Currency	September 30,
	2009			Translation	2009	Charges/		Translation	2009			Translation	2009
	Accrual	Charges	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual
							(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592 (2)
Fourth quarter of 2007
Other restructuring charges	218	32	(81)	(2)	167	104	(125)	12	158	334	(492)	—	—
Second quarter of 2008
Employee termination costs	235	42	(220)	(10)	47	4	(34)	3	20	12	(19)	1	14
Third quarter of 2008
Employee termination costs	17,575	226	(10,579)	(1,028)	6,194	(441)	(3,971)	125	1,907	137	(1,402)	32	674
Fouth quarter of 2008
Employee termination costs	3,438	567	(2,854)	(10)	1,141	59	(1,145)	6	61	—	(61)	—	—
First quarter of 2009
Employee termination costs	—	1,485	(37)	(11)	1,437	(83)	(520)	205	1,039	108	(1,047)	(16)	84
Second quarter of 2009
Employee termination costs	—	—	—	—	—	2,827	(2,777)	—	50	—	(50)	—	—
Third quarter of 2009
Employee termination costs	—	—	—	—	—	—	—	—	—	200	(200)	—	—
Other restructuring charges	—	—	—	—	—	—	—	—	—	389	(26)	—	363

Total 2009 activity	$23,058	$2,352	$(13,771)	$(1,061)	$10,578	$2,470	$(8,572)	$351	$4,827	$1,180	$(3,297)	$17	$2,727 (1)

	January 1,			Currency	March 31,			Currency	June 30,			Currency	September 30,
	2008			Translation	2008			Translation	2008	Charges/		Translation	2008
	Accrual	Charges	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual
							(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592 (2)
Fourth quarter of 2006
Employee termination costs	1,324	17	(767)	78	652	14	(131)	(1)	534	(255)	(228)	(5)	46
Fouth quarter of 2007
Employee termination costs	12,759	1,106	(7,527)	559	6,897	325	(7,222)	—	—	—	—	—	—
Termination of contract with supplier	—	11,636	(493)	780	11,923	570	(10,475)	33	2,051	—	(2,051)		—
Other exit related costs	—	15,149	(5,766)	892	10,275	4,974	(14,546)	13	716	521	(1,023)	—	214
Second quarter of 2008
Employee termination costs	—	—	—	—	—	2,793	(591)	4	2,206	334	(1,029)	(183)	1,328
Third quarter of 2008
Employee termination costs	—	—	—	—	—	—	—	—	—	26,025	(473)	(1,578)	23,974

Total 2008 activity	$15,675	$27,908	$(14,553)	$2,309	$31,339	$8,676	$(32,965)	$49	$7,099	$26,625	$(4,804)	$(1,766)	$27,154

(1)	Accrued restructuring charges are classified within accrued and other liabilities on the condensed consolidated balance sheets and are expected to be paid prior to September 30, 2010.

(2)	Relates to a contractual obligation, which is currently subject to litigation.
2009 Restructuring Charges
     In the three and nine months ended September 30, 2009, the Company continued to implement the restructuring initiatives announced in 2008 and 2009 that are discussed below and incurred restructuring charges of $1,180 and $6,002, respectively. The charges relating to this initiative consist of the following:
•	Net charges of $457 and $5,143 in the three and nine months ended September 30, 2009, respectively, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.

•	Charges of $723 and $859 in the three and nine months ended September 30, 2009, respectively, related to facility closure costs.
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
     The Company incurred restructuring charges related to the signing of definitive agreements in October 2007 to sell certain wafer fabrication equipment and real property at North Tyneside to TSMC and Highbridge. As a result of this action, this facility was closed and all of the employees of the facility were terminated by June 30, 2008. During the three and nine months ended September 30, 2008, the Company recorded the following restructuring charges (credits):
•	Charges of $0 and $1,462 in the three and nine months ended September 30, 2008, respectively, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.

•	Charges of $521 and $20,644 in the three and nine months ended September 30, 2008, respectively, related to equipment removal and facility closure costs. After production activity ceased, the Company utilized employees as well as outside services to disconnect fabrication equipment, fulfill equipment performance testing requirements of the buyer, and perform facility decontamination and other facility closure-related activity. Included in these costs are labor costs, facility related costs, outside service provider costs, and legal and other fees. Equipment removal, building decontamination and closure related cost activities were completed as of June 30, 2008.
•	Charges of $0 and $12,206 in the three and nine months ended September 30, 2008, respectively, related to contract termination charges, primarily associated with a long term gas supply contract for nitrogen gas utilized in semiconductor manufacturing. The Company is required to pay an early termination penalty including de-installation and removal costs. Other contract termination costs relate to semiconductor equipment support services with minimum payment clauses extending beyond the current period.
•	A credit of $255 in the three and nine months ended September 30, 2008 related to changes in estimates of termination benefits.
     In addition, during the second and third quarters of 2008, the Company began implementing new cost reduction initiatives, primarily targeting manufacturing and research and development labor costs. The Company recorded $26,359 and $29,152 in the three and nine months ended September 30, 2008, respectively, consisted of the following:
•	Charges of $25,742 and $28,313 in the three and nine months ended September 30, 2008, related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.
•	Charges of $617 and $839 in the three and nine months ended September 30, 2008 related to one-time minimum statutory termination benefits.
Note 14 NET LOSS PER SHARE
     Basic net loss per share is calculated by using the weighted-average number of common shares outstanding during that period. Diluted net loss per share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, upon vesting of restricted stock units and contingent issuable shares for all periods. No dilutive potential common shares were included in the computation of any diluted per share amount when a loss from continuing operations was reported by the Company. Income or loss from operations is the “control number” in determining whether potential common shares are dilutive or anti-dilutive.
     A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net loss	$(17,450)	$(4,738)	$(26,231)	$(2,857)

Weighted-average shares — basic and diluted	452,322	447,013	450,970	445,826

Net loss per share:
Basic
Net loss per share — basic	$(0.04)	$(0.01)	$(0.06)	$(0.01)

Diluted
Net loss per share — diluted	$(0.04)	$(0.01)	$(0.06)	$(0.01)

     The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands)
Employee stock options and restricted stock units outstanding	49,229	46,113	52,663	40,506

Incremental shares and share equivalents excluded from per share calculation	49,229	46,113	52,663	40,506

Note 15 INTEREST AND OTHER (EXPENSE) INCOME, NET
     Interest and other (expense) income, net, are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands)
Interest and other income	$658	$3,855	$1,439	$10,407
Interest expense	(1,530)	(2,889)	(5,075)	(9,812)
Foreign exchange transaction (losses) gains	(1,440)	1,564	(6,760)	(4,311)

Total	$(2,312)	$2,530	$(10,396)	$(3,716)

Note 16 FAIR VALUES OF ASSETS AND LIABILITIES
     On January 1, 2008, the Company adopted a new accounting standard that defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).” The standard establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. The accounting standard, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
Fair Value Hierarchy
     The accounting standard discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.
•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.
     The table below presents the balances of marketable securities measured at fair value on a recurring basis at September 30, 2009:

	September 30, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Corporate equity securities	$140	$140	$—	$—
Auction-rate securities	5,561	—	—	5,561
Corporate debt securities and other obligations	34,729	—	34,729	—

Total	$40,430	$140	$34,729	$5,561

     The table below presents the balances of marketable securities measured at fair value on a recurring basis at December 31, 2008:

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Corporate equity securities	$165	$165	$—	$—
Auction-rate securities	8,795	—	—	8,795
Corporate debt securities and other obligations	35,618	—	35,618	—

Total	$44,578	$165	$35,618	$8,795

     The Company’s investments, with the exception of auction-rate securities, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The Company’s money market securities of $87,306 as of September 30, 2009 are classified as Level 1 as cash and cash equivalents on the condensed consolidated balance sheet. The types of instruments valued based on other observable inputs include corporate debt securities and other obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.
     Auction-rate securities are classified within Level 3 as significant assumptions are not observable in the market. There were no transfers in or out of Level 3 in the three and nine months ended September 30, 2009. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of total assets as of September 30, 2009.
     In October 2008, the Company accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase the Company’s eligible auction-rate securities of $3,225 (book value) at par value at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, the Company expects to sell the securities to UBS at par value on June 30, 2010. These auction-rate securities are classified as Level 3. The Company elected to measure the Put Option under the fair value option and recorded a corresponding short-term investment as of September 30, 2009, which is included within the auction-rate securities balance for presentation purposes. As a result of accepting the offer, the Company reclassified these auction-rate securities from available-for-sale to trading securities.
     A summary of the changes in Level 3 assets measured at fair value on a recurring basis is as follows:

			Balance at		Sales and	Balance at		Balance at
	Balance at	Sales and Other	March 31,	Total Unrealized	Other	June 30,	Total Unrealized	September 30,
	January 1, 2009	Settlements	2009	Gains	Settlements	2009	Gains	2009
	(in thousands)
Auction-rate securities	$8,795	$(2,475)	$6,320	$46	$(875)	$5,491	70	$5,561

Total	$8,795	$(2,475)	$6,320	$46	$(875)	$5,491	$70	$5,561

Note 17 SUBSEQUENT EVENTS
     The Company evaluated subsequent events through November 6, 2009 when the financial statements were issued.

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
FORWARD LOOKING STATEMENTS
     You should read the following discussion of our financial condition and results of operations in conjunction with our Condensed Consolidated Financial Statements and the related “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2009, our gross margins, anticipated revenues by geographic area, operating expenses and liquidity measures including the anticipated sale of auction rate securities to UBS Financial Services, Inc., factory utilization, charges related to and the effect of our strategic transactions, restructuring, performance restricted stock units, and other strategic efforts and our expectations regarding tax matters and the effects of exchange rates and efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, and in Item 1A — Risk Factors, and elsewhere in this Form 10-Q and similar discussions in our other filings with the SEC, including our Annual Report on Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-Q.
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
     We develop process technologies to ensure our products provide the maximum possible performance. In the nine months ended September 30, 2009, we manufactured approximately 89% of our products in our own wafer fabrication facilities.
     Our operating segments consist of the following: (1) microcontroller products (Microcontroller); (2) nonvolatile memory products (Nonvolatile Memory); (3) radio frequency and automotive products (RF and Automotive); and (4) application specific integrated circuits (ASICs).
     Net revenues decreased to $318 million in the three months ended September 30, 2009 from $400 million in the three months ended September 30, 2008. Net revenues decreased to $874 million in the nine months ended September 30, 2009 from $1,232 million in the nine months ended September 30, 2008. Net revenues in the three and nine months ended September 30, 2009 were negatively impacted by reduced demand resulting from the global economic weakness experienced in all electronic markets since the fourth quarter of 2008. In addition, reduced inventory levels held by distributors also resulted in reduced shipments levels compared to prior periods. All of our business units were impacted by reduced demand and resulting net revenues in the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, with net revenues declining 21% and 29%, respectively.

     Gross margin declined to 31.1% in the three months ended September 30, 2009, compared to 39.5% in the three months ended September 30, 2008. Gross margin declined to 32.7% in the nine months ended September 30, 2009, compared to 37.1% in the nine months ended September 30, 2008. Gross margin in the three and nine months ended September 30, 2009 was negatively impacted by higher manufacturing costs resulting primarily from reduced factory utilization at our wafer fabrication facilities and test operations during the first half of 2009. Our internal operations have significant fixed costs that cannot be reduced as quickly as our shipment levels, which have declined over the last 12 months. In addition, gross margins have been unfavorably impacted by inventory write downs and competitive pricing pressures during the nine months ended September 30, 2009. In response to increased demand, we began to increase production levels towards the end of the third quarter, and expect increased factory loading in future quarters to lower our unit costs, thereby improving gross margins. We expect better factory utilization, along with cost reduction initiatives and improving product mix from new products to result in higher gross margins in the fourth quarter of 2009 compared to gross margin levels experienced to date in 2009.
     We continue to take significant actions to improve operational efficiencies and further reduce costs. In the three months ended September 30, 2009 and 2008, we incurred $1 million and $27 million, respectively, and in the nine months ended September 30, 2009 and 2008, we incurred $6 million and $63 million, respectively, in restructuring charges related to headcount reductions and facility closure costs primarily related to our manufacturing operations.
     Provision for income taxes totaled $0.4 million in the three months ended September 30, 2009, compared to a benefit from income taxes of $4 million in the three months ended September 30, 2008. Benefit from income taxes totaled $37 million in the nine months ended September 30, 2009, compared to a provision for income taxes of $3 million in the nine months ended September 30, 2008. The tax benefits recorded in the three and nine months ended September 30, 2009 are primarily related to foreign research and development (“R&D”) tax credits as well as reduced taxable income in certain foreign jurisdictions during 2009.
     Cash provided by operating activities totaled $67 million in the nine months ended September 30, 2009, compared to cash provided of $77 million in the nine months ended September 30, 2008. At September 30, 2009, our cash, cash equivalents and short-term investments totaled $446 million, compared to $441 million at December 31, 2008. We reduced our total debt to $97 million at September 30, 2009 from $145 million at December 31, 2008. Working capital increased to $577 million at September 30, 2009 from $531 million at December 31, 2008.
     On March 6, 2008, we acquired Quantum Research Group Ltd. (“Quantum”) for an initial purchase price of $96 million, subsequently increased to $105 million due to contingent consideration earned. The results of operations of Quantum are included in our Microcontroller segment from the date of acquisition.
     In the first quarter of 2009, we announced our intention to sell our ASIC business and related assets. We have classified the assets and liabilities of the ASIC business unit, including the fabrication facility in Rousset, France, as held for sale as of September 30, 2009. The assets and liabilities held for sale are carried on the condensed consolidated balance sheet at September 30, 2009, at their carrying amount, which is less than their fair value, less cost to sell. The fair value of the disposal group was calculated based on various metrics including estimated future discounted cash flows and valuation measures from other comparable transactions. As management expects to sell the disposal group at an amount, net of selling costs, that is greater than its carrying value, no impairment charge was recorded during the quarter. We are actively marketing these assets, but have not completed a sale as of the date of this filing. Given the current uncertainties in the global economy, it is possible that we may ultimately sell the disposal group for less than we currently estimate and therefore may need to record a charge for any reduction in the future value of these assets in future periods.

RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
	(in thousands, except percentage of net revenues)
Net revenues	$317,730	100.0%	$400,008	100.0%	$873,765	100.0%	$1,232,153	100.0%
Gross profit	98,739	31.1%	158,009	39.5%	285,968	32.7%	457,589	37.1%
Research and development	51,460	16.2%	63,856	16.0%	156,203	17.9%	198,451	16.1%
Selling, general and administrative	56,974	17.9%	63,898	16.0%	162,774	18.6%	196,033	15.9%
Acquisition-related charges	3,604	1.1%	6,690	1.7%	12,745	1.5%	17,110	1.4%
Charges for grant repayments	264	0.1%	291	0.1%	1,278	0.1%	464	0.0%
Restructuring charges	1,180	0.4%	26,625	6.7%	6,002	0.7%	63,209	5.1%
Asset impairment charges	—	0.0%	7,969	2.0%	—	0.0%	7,969	0.6%
Gain on sale of assets	—	0.0%	—	0.0%	(164)	0.0%	(29,948)	-2.4%

(Loss) income from operations	$(14,743)	-4.6%	$(11,320)	-2.8%	$(52,870)	-6.1%	$4,301	0.3%

Net Revenues
     Net revenues decreased to $318 million in the three months ended September 30, 2009 from $400 million in the three months ended September 30, 2008. Net revenues decreased to $874 million in the nine months ended September 30, 2009 from $1,232 million in the nine months ended September 30, 2008. Net revenues in the three and nine months ended September 30, 2009 were negatively impacted by reduced demand resulting from the global economic weakness experienced in all electronic markets since the fourth quarter of 2008. In addition, reduced inventory levels held by distributors also resulted in reduced shipments levels compared to prior periods. All of our business units experienced reduced demand and resulting net revenues in the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, with net revenues declining 21% and 29%, respectively.
     Average exchange rates utilized to translate foreign currency revenues and expenses were 1.41 and 1.54 Euro to the dollar in the three months ended September 30, 2009 and 2008 and 1.36 and 1.52 Euro to the dollar in the nine months ended September 30, 2009 and 2008, respectively. During the three and nine months ended September 30, 2009, changes in foreign exchange rates had an unfavorable impact on net revenues. Had average exchange rates remained the same during the three and nine months ended September 30, 2009 as the average exchange rates in effect for the three and nine months ended September 30, 2008, our reported net revenues for the three and nine months ended September 30, 2009 would have been $8 million and $25 million higher, respectively.
Net Revenues — By Operating Segment
     Our net revenues by segment in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 are summarized as follows:

	Three Months Ended
	September 30,	September 30,
	2009	2008	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$120,042	$129,755	$(9,713)	-7%
Nonvolatile Memory	78,796	91,760	(12,964)	-14%
RF and Automotive	38,525	63,836	(25,311)	-40%
ASIC	80,367	114,657	(34,290)	-30%

Total net revenues	$317,730	$400,008	$(82,278)	-21%

	Nine Months Ended
	September 30,	September 30,
	2009	2008	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$318,702	$403,124	$(84,422)	-21%
Nonvolatile Memory	211,961	274,448	(62,487)	-23%
RF and Automotive	106,497	204,371	(97,874)	-48%
ASIC	236,605	350,210	(113,605)	-32%

Total net revenues	$873,765	$1,232,153	$(358,388)	-29%

Microcontroller
     Microcontroller segment net revenues decreased by 7% or $10 million to $120 million in the three months ended September 30, 2009, compared to $130 million in the three months ended September 30, 2008. Microcontroller segment net revenues decreased by 21% or $84 million to $319 million in the nine months ended September 30, 2009, compared to $403 million in the nine months ended September 30, 2008. The decrease in net revenues was primarily related to reduced demand from customers in Asia as we experienced lower shipments for AVR products to the handset and consumer markets. Revenue for Quantum products is included within the Microcontroller operating segment.
Nonvolatile Memory
     Nonvolatile Memory segment revenues decreased by 14% or $13 million to $79 million in the three months ended September 30, 2009, compared to $92 million in the three months ended September 30, 2008. Nonvolatile Memory segment revenues decreased by 23% or $62 million to $212 million in the nine months ended September 30, 2009, compared to $274 million in the nine months ended September 30, 2008. The decrease in net revenues was primarily related to reduced demand from customers in Asia for Serial EEPROM and Serial Flash memory products as well as further price erosion in certain competitive commodity segments. Markets for our Nonvolatile Memory products are historically more competitive than other markets we sell to, and as a result, our memory products are subject to greater declines in average selling prices than products in our other segments.
RF and Automotive
     RF and Automotive segment revenues decreased by 40% or $25 million to $39 million in the three months ended September 30, 2009, compared to $64 million in the three months ended September 30, 2008. RF and Automotive segment revenues decreased by 48% or $98 million to $106 million in the nine months ended September 30, 2009, compared to $204 million in the nine months ended September 30, 2008. The decrease in net revenues was primarily related to the significant decline in automotive markets, with European automotive markets having the most impact to our shipments. In addition, net revenues decreased $6 million and $25 million as a result of exiting the CDMA foundry business in the three and nine months ended September 30, 2009, respectively. Other RFA revenues decreased $19 million and $73 million in the three and nine months ended September 30, 2009, respectively, as a result of lower demand and increased pricing pressures in GPS and DVD customer end-markets.
ASIC
     ASIC segment net revenues decreased by 30% or $35 million to $80 million in the three months ended September 30, 2009, compared to $115 million in the three months ended September 30, 2008. ASIC segment net revenues decreased by 32% or $113 million to $237 million in the nine months ended September 30, 2009, compared to $350 million in the nine months ended September 30, 2008. ASIC segment net revenues decreased primarily due to reduced smart card shipments to European telecom and consumer markets, offset in part by higher shipments to banking and pay TV end markets.
Net Revenues — By Geographic Area
     Our net revenues by geographic areas in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 are summarized as follows (revenues are attributed to countries based on delivery locations):

	Three Months Ended
	September 30,	September 30,
	2009	2008	Change	% Change
	(in thousands, except for percentages)
United States	$57,438	$53,146	$4,292	8%
Europe	93,076	153,719	(60,643)	-39%
Asia	162,874	187,567	(24,693)	-13%
Other*	4,342	5,576	(1,234)	-22%

Total net revenues	$317,730	$400,008	$(82,278)	-21%

	Nine Months Ended
	September 30,	September 30,
	2009	2008	Change	% Change
	(in thousands, except for percentages)
United States	$155,856	$170,924	$(15,068)	-9%
Europe	269,518	456,676	(187,158)	-41%
Asia	435,809	587,087	(151,278)	-26%
Other*	12,582	17,466	(4,884)	-28%

Total net revenues	$873,765	$1,232,153	$(358,388)	-29%

*	Primarily includes South Africa and Central and South America
     Net revenues outside the United States accounted for 82% of our net revenues in each of the three and nine months ended September 30, 2009, compared to 87% and 86% in the three and nine months ended September 30, 2008.
     Our net revenues in Asia decreased by $25 million, or 13% in the three months ended September 30, 2009, compared to the three months ended September 30, 2008, and decreased by $151 million, or 26% in the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease in net revenues for the region was primarily due to lower shipments of memory and Microcontroller products as a result of the overall economic slowdown, as well as reduced demand resulting from lower OEM and distribution inventory levels.
     Our net revenues in Europe decreased by $61 million, or 39%, in the three months ended September 30, 2009, compared to the three months ended September 30, 2008, and decreased by $187 million, or 41% in the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease in net revenues for the region was primarily due to reduced shipments to Smartcard telecom and consumer markets as well as lower demand and increased pricing pressures in GPS and DVD markets.
     Our net revenues in the United States increased by $4 million, or 8%, in the three months ended September 30, 2009, compared to the three months ended September 30, 2008, and decreased by $15 million, or 9% in the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The increase in net revenues for the three months ended September 30, 2009 was due to shipments to new customers for energy metering and consumer product applications. The decrease in revenues in the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008 for the region was primarily a result of the overall global economic slowdown, as well as reduced shipments to Microcontroller customers.
     While net revenues in Asia declined in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, we expect that Asia net revenues will grow more rapidly than other regions in the future. Net revenues in Asia may be impacted in the future as we refine our distribution strategy and optimize our distributor base in this region. It may take time for us to identify financially viable distributors and help them develop high quality support services. There can be no assurances that we will be able to manage this optimization process in an efficient and timely manner.

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
Revenues and Costs — Impact from Changes to Foreign Exchange Rates
     Changes in foreign exchange rates have had a significant impact on our net revenues and operating costs. Net revenues denominated in foreign currencies, were 24% and 19% of our total net revenues in the three months ended September 30, 2009 and 2008, respectively, and 24% and 23% of our total net revenues in the nine months ended September 30, 2009 and 2008, respectively. Costs denominated in foreign currencies were approximately 36% and 45% of our total costs in the three months ended September 30, 2009 and 2008, respectively, and 39% and 48% in the nine months ended September 30, 2009 and 2008, respectively.
     Net revenues denominated in Euro were 23% and 18% of our total net revenues in the three months ended September 30, 2009 and 2008, respectively, and net revenues denominated in Euro were 23% and 22% of our total net revenues in the nine months ended September 30, 2009 and 2008, respectively. Costs denominated in Euro were 32% and 40% of our total costs in the three months ended September 30, 2009 and 2008, respectively, and 35% and 43% in the nine months ended September 30, 2009 and 2008, respectively. Net revenues included 53 million Euro in the three months ended September 30, 2009, compared to 46 million Euro in the three months ended September 30, 2008 and included 151 million Euro in the nine months ended September 30, 2009, compared to 169 million Euro in the nine months ended September 30, 2008. Operating expenses in Euro decreased to approximately 74 million Euro in the three months ended September 30, 2009, compared to 96 million Euro in operating expenses in the three months ended September 30, 2008 and decreased to 235 million Euro in the nine months ended September 30, 2009, compared to 328 million Euro in the nine months ended September 30, 2008. Operating expenses in Euro declined due to reduction of European manufacturing activities as well as reduced depreciation expense as a result of classifying the ASIC business as held-for-sale in the first quarter of 2009.
     Average exchange rates utilized to translate foreign currency revenues and expenses in were 1.41 and 1.54 Euro to the dollar in the three months ended September 30, 2009 and 2008, respectively. Average exchange rates utilized to translate foreign currency revenues and expenses were 1.36 and 1.52 Euro to the dollar in the nine months ended September 30, 2009 and 2008, respectively.
     During the three and nine months ended September 30, 2009, changes in foreign exchange rates had an unfavorable impact on net revenue but a favorable impact on operating costs and loss from operations. Had average exchange rates remained the same in the three and nine months ended September 30, 2009 as the average exchange rates in effect in the three and nine months ended September 30, 2008, our reported revenues in the three and nine months ended September 30, 2009, would have been $8 million and $25 million higher. However, as discussed above, our foreign currency expenses exceed foreign currency revenues. Had average exchange rates in the three and nine months ended September 30, 2009 remained the same as the average exchange rates in the three and nine months ended September 30, 2008, our operating expenses would have been $12 million higher (relating to cost of revenues of $6 million; research and development expenses of $4 million; and selling, general and administrative expenses of $2 million) and $49 million higher (relating to cost of revenues of $26 million; research and development expenses of $15 million; and selling, general and administrative expenses of $8 million), respectively. The net effect resulted in a decrease to loss from operations of $4 million and $24 million in the three and nine months ended September 30, 2009, respectively, as a result of favorable exchange rates when compared to the same periods in the prior year.
Cost of Revenues and Gross Margin
     Gross margin declined to 31.1% in the three months ended September 30, 2009, compared to 39.5% in the three months ended September 30, 2008. Gross margin declined to 32.7% in the nine months ended September 30, 2009, compared to 37.1% in the nine months ended September 30, 2008. Gross margin in the three and nine months ended September 30, 2009 was negatively impacted by higher manufacturing costs resulting primarily from reduced factory utilization at our wafer fabrication facilities and test operations during the first half of 2009. Our internal operations have significant fixed costs that cannot be reduced as quickly as our shipment levels, which have declined over the last 12 months. In addition, gross margins have been unfavorably impacted by inventory write downs and competitive pricing pressures during the nine months ended September 30, 2009. In response to increased demand, we began to increase production levels towards the end of the third quarter, and expect increased factory loading in future quarters to lower our unit costs, thereby improving gross margins. We expect that better factory utilization, along with cost reduction initiatives and improving product mix from new products to result in higher gross margins in the fourth quarter of 2009 compared to gross margin levels experienced to date in 2009.
     We develop our own manufacturing process technologies to ensure our products provide the maximum possible performance. In the nine months ended September 30, 2009, we manufactured 89% of our products in our own wafer fabrication facilities.
     Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves, royalty expense and freight costs. Our gross margin as a percentage of net revenues fluctuates, depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.
     We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a reduction to cost of revenues for such grants of $0.1 million and $0.4 million in the three months ended September 30, 2009 and 2008, respectively, and we recognized a reduction to cost of revenues for such grants of $0.1 million and $1 million in the nine months ended September 30, 2009 and 2008, respectively.
Research and Development
     R&D expenses decreased by 19% or $13 million to $51 million in the three months ended September 30, 2009 from $64 million in the three months ended September 30, 2008, and decreased by 21% or $42 million to $156 million in the nine months ended September 30, 2009 from $198 million in the nine months ended September 30, 2008. In the three and nine months ended September 30, 2009, we continued to reduce spending on non-core product development programs and focused our spending on fewer, higher return projects, with increasing emphasis on Microcontroller and Touchscreen related products. We have also reduced spending on proprietary fabrication process development, as we expect to utilize more industry standard manufacturing processes in future periods.
     R&D expenses in the three months ended September 30, 2009 compared to the three months ended September 30, 2008, decreased primarily due to decreases in salaries and benefits of $6 million related to reduced headcount, depreciation of $5 million and outside services of $1 million. R&D expenses in the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, decreased primarily due to decreases in salaries and benefits of $23 million related to reduced headcount, depreciation expenses of $14 million and outside services of $6 million. Depreciation related to R&D expenses declined primarily as a result of classifying the ASIC business as held-for-sale in the first quarter of 2009. In addition, we receive R&D grants from various European research organizations, the benefit for which is recognized as an offset to related costs. In the three months ended September 30, 2009 and 2008, we recognized $2 million and $7 million, respectively, and in the nine months ended September 30, 2009 and 2008, we recognized $8 million and $18 million, respectively, in research grant benefits.
     R&D expenses, including the items described above, in the three and nine months ended September 30, 2009, were favorably impacted by approximately $4 million and $15 million, respectively, due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred in the three and nine months ended September 30, 2008. As a percentage of net revenues, R&D expenses totaled 16% for both the three months ended September 30, 2009 and 2008, respectively and 18% and 16% in the nine months ended September 30, 2009 and 2008.
Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses decreased by 11% or $7 million to $57 million in the three months ended September 30, 2009 from $64 million in the three months ended September 30, 2008, and decreased by 17% or $33 million to $163 million in the nine months ended September 30, 2009 from $196 million in the nine months ended September 30, 2008.
     SG&A expenses for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, decreased primarily due to decreases in employee salaries and benefits of $2 million related to reduced headcount, travel of $1 million, sales commission of $1 million, and $1 million in depreciation. SG&A expenses for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, decreased primarily due to decreases in employee salaries and benefits of $9 million related to reduced headcount, travel of $5 million, sales commission of $4 million, outside services of $4 million, stock compensation expense of $1 million, and bad debt recovery of $3 million.

     SG&A expenses, including the items described above, in the three and nine months ended September 30, 2009, were favorably impacted by approximately $2 million and $8 million, respectively, due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred in the three and nine months ended September 30, 2008. As a percentage of net revenues, SG&A expenses totaled 18% and 16% in the three months ended September 30, 2009 and 2008, respectively, and totaled 19% and 16% in the nine months ended September 30, 2009 and 2008, respectively.
     We implemented significant cost reduction measures starting in the fourth quarter of 2008 in response to the unfavorable impact of the global economic downturn. These measures include executive salary reductions, reduced employee travel, mandatory time off for substantially all employees, and reduced promotional spending. The impact of these actions further contributed to the reduction in operating expenses during the three and nine months ended September 30, 2009.
Stock-Based Compensation
     Effective January 1, 2006, we adopted the accounting standard on stock-based compensation which established accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at measurement date, based on the fair value of the award which is computed using a Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period.
     Stock-based compensation expense was $8 million and $7 million for the three months ended September 30, 2009 and 2008, excluding acquisition-related charges, respectively, and $19 million and $20 million in the nine months ended September 30, 2009 and 2008, respectively, excluding acquisition-related charges.
Acquisition-Related Charges
     We recorded total acquisition-related charges of $4 million and $7 million in the three months ended September 30, 2009 and 2008, respectively, and $13 million and $17 million in the nine months ended September 30, 2009 and 2008, respectively, related to the acquisition of Quantum, which is comprised of the following components below:
     We recorded amortization of intangible assets of $1 million and $2 million in the three months ended September 30, 2009 and 2008, respectively, and $4 million in each of the nine months ended September 30, 2009 and 2008, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. These assets are amortized over three to five years. We estimate charges related to amortization of intangible assets will be approximately $1 million in the fourth quarter of 2009.
     In the three months ended March 31, 2008, we recorded a charge of $1 million associated with acquired in-process research and development (“IPR&D”) in connection with the acquisition of Quantum. No charges were recorded in three and nine months ended September 30, 2009 and in the three and nine months ended September 30, 2008. Our methodology for allocating the purchase price to IPR&D involves established valuation techniques utilized in the high-technology industry.
     We agreed to pay additional amounts to former key executives of Quantum contingent upon continuing employment over a three year period. We agreed to pay up to $32 million, including the value of 5.3 million shares of our common stock. These payments are accrued over the employment period and recorded as compensation expense, calculated on an accelerated basis. During the three and nine months ended September 30, 2009, we recorded $2 million and $9 million of compensation expense as acquisition-related charges. We estimate charges related to these compensation agreements will total approximately $2 million in the fourth quarter of 2009. We made cash payments of $11 million to the former Quantum employees in the three months ended March 31, 2009.
Charges for Grant Repayments
     In the fourth quarter of 2006, we announced our intention to close our design facility in Greece. In each of the three months ended September 30, 2009 and 2008, we recorded charges for grant repayments of $0.3 million, and in the nine months ended September 30, 2009 and 2008, we recorded $1 million and $0.5 million, respectively, primarily related to interest on estimated grant repayment requirements for our former Greece design facility.

Gain on Sale of Assets and Asset Impairment Charges
Heilbronn, Germany and North Tyneside, United Kingdom
     In the three months ended March 31, 2009, we recorded a gain on sale of assets of $0.2 million related to the sale of the Heilbronn fabrication facility in 2008. No gains or losses were recorded for the three months ended September 30, 2009.
     On October 8, 2007, we entered into definitive agreements to sell certain wafer fabrication equipment and land and buildings at North Tyneside to TSMC and Highbridge for a total of approximately $124 million. We recognized a gain of $30 million for the sale of the equipment in the nine months ended September 30, 2008. The gain recognized in the three months ended March 31, 2008 was primarily related to the $82 million proceeds we received from the sale of fabrication equipment from our North Tyneside, UK facility. We vacated the facility in May 2008.
     We announced our intention to sell our fabrication facility in Heilbronn, Germany in December 2006. Subsequently, we decided to sell only the manufacturing operations related to the fabrication facility. In the three months ended September 30, 2008, we entered into an agreement to sell the manufacturing operations to Tejas Silicon Holding Limited (“TSI”). We recorded an impairment loss of $8 million in the three months ended September 30, 2008, which consisted of $3 million for the net book value of the fixed assets and $5 million for selling costs related to legal, commissions and other direct incremental costs. The sale of the Heilbronn manufacturing operations did not qualify as discontinued operations as the operations and future cash flows were not eliminated from our RF and Automotive segment. We continue to purchase wafers from the buyer of the Heilbronn fabrication facility.
Restructuring Charges
     The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three and nine months ended September 30, 2009 and 2008:

	January 1,			Currency	March 31,			Currency	June 30,			Currency	September 30,
	2009			Translation	2009	Charges/		Translation	2009			Translation	2009
	Accrual	Charges	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2007
Other restructuring charges	218	32	(81)	(2)	167	104	(125)	12	158	334	(492)	—	—
Second quarter of 2008
Employee termination costs	235	42	(220)	(10)	47	4	(34)	3	20	12	(19)	1	14
Third quarter of 2008
Employee termination costs	17,575	226	(10,579)	(1,028)	6,194	(441)	(3,971)	125	1,907	137	(1,402)	32	674
Fouth quarter of 2008
Employee termination costs	3,438	567	(2,854)	(10)	1,141	59	(1,145)	6	61	—	(61)	—	—
First quarter of 2009
Employee termination costs	—	1,485	(37)	(11)	1,437	(83)	(520)	205	1,039	108	(1,047)	(16)	84
Second quarter of 2009
Employee termination costs	—	—	—	—	—	2,827	(2,777)	—	50	—	(50)	—	—
Third quarter of 2009
Employee termination costs	—	—	—	—	—	—	—	—	—	200	(200)	—	—
Other restructuring charges	—	—	—	—	—	—	—	—	—	389	(26)	—	363

Total 2009 activity	$23,058	$2,352	$(13,771)	$(1,061)	$10,578	$2,470	$(8,572)	$351	$4,827	$1,180	$(3,297)	$17	$2,727

	January 1,			Currency	March 31,			Currency	June 30,			Currency	September 30,
	2008			Translation	2008			Translation	2008	Charges/		Translation	2008
	Accrual	Charges	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2006
Employee termination costs	1,324	17	(767)	78	652	14	(131)	(1)	534	(255)	(228)	(5)	46
Fouth quarter of 2007
Employee termination costs	12,759	1,106	(7,527)	559	6,897	325	(7,222)	—	—	—	—	—	—
Termination of contract with supplier	—	11,636	(493)	780	11,923	570	(10,475)	33	2,051	—	(2,051)		—
Other exit related costs	—	15,149	(5,766)	892	10,275	4,974	(14,546)	13	716	521	(1,023)	—	214
Second quarter of 2008
Employee termination costs	—	—	—	—	—	2,793	(591)	4	2,206	334	(1,029)	(183)	1,328
Third quarter of 2008
Employee termination costs	—	—	—	—	—	—	—	—	—	26,025	(473)	(1,578)	23,974

Total 2008 activity	$15,675	$27,908	$(14,553)	$2,309	$31,339	$8,676	$(32,965)	$49	$7,099	$26,625	$(4,804)	$(1,766)	$27,154

2009 Restructuring Charges
     In the three and nine months ended September 30, 2009, we continued to implement the restructuring initiatives announced in 2008 and 2009 which are discussed below and incurred restructuring charges of $1 million and $6 million, respectively. The charges relating to this initiative consist of the following:
•	Net charges of $0.5 million and $5 million in the three and nine months ended September 30, 2009, respectively, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with accounting standard related to costs associated with exit or disposal activities.
•	Charges of $1 million and $1 million in the three and nine months ended September 30, 2009, respectively, related to facility closure cost.
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
     We incurred restructuring charges related to the signing of definitive agreements in October 2007 to sell certain wafer fabrication equipment and real property at North Tyneside to TSMC and Highbridge. As a result of this action, this facility was closed and all of the employees of the facility were terminated by June 30, 2008. During the three and nine months ended September 30, 2008, we recorded the following restructuring charges (credits):
•	Charges of $0 and $1 million in the three and nine months ended September 30, 2008, respectively, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.
•	Charges of $1 million and $21 million in the three and nine months ended September 30, 2008, respectively, related to equipment removal and facility closure costs. After production activity ceased, we utilized employees as well as outside services to disconnect fabrication equipment, fulfill equipment performance testing requirements of the buyer, and perform facility decontamination and other facility closure-related activity. Included in these costs are labor costs, facility related costs, outside service provider costs, and legal and other fees. Equipment removal, building decontamination and closure related cost activities were completed as of June 30, 2008.

•	Charges of $0 and $12 million in the three and nine months ended September 30, 2008, respectively, related to contract termination charges, primarily associated with a long term gas supply contract for nitrogen gas utilized in semiconductor manufacturing. We are required to pay an early termination penalty including de-installation and removal costs. Other contract termination costs relate to semiconductor equipment support services with minimum payment clauses extending beyond the current period.
•	A credit of $0.3 million in the three and nine months ended September 30, 2008 related to changes in estimates of termination benefits originally.
     In addition, during the second and third quarters of 2008, we began implementing new cost reduction initiatives, primarily targeting manufacturing and research and development labor costs. We recorded $26 million and $29 million in the three and nine months ended September 30, 2008, respectively, consisting of the following:
•	Charges of $26 million and $28 million in the three and nine months ended September 30, 2008, related to severance costs for involuntary termination of employees. These employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.
•	Charges of $1 million and $1 million in the three and nine months ended September 30, 2008 related to one-time minimum statutory termination benefits.
     Interest and Other (Expense) Income, Net
     Interest and other (expense) income, net, was an expense of $2 million and $10 million in the three and nine months ended September 30, 2009, compared to net income of $3 million in the three months ended September 30, 2008 and a net expense of $4 million in the nine months ended September 30, 2008. The increases in net expenses were primarily a result of a decrease in interest income on our investments portfolio and an increase in foreign exchange losses for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008.
     Income Taxes
     For the three and nine months ended September 30, 2009, we recorded an income tax provision of $0.4 million and a benefit of $37 million, respectively. In the three months ended September 30, 2008, we recorded an income tax benefit of $4 million and a provision for income tax of $3 million for the nine months ended September 30, 2008. During the quarter ended March 31, 2009, we recognized a tax benefit of $26 million primarily attributable to recognition of certain current and prior foreign R&D credits.
     The provision for income taxes for these periods was determined using the annual effective tax rate method by excluding the entities that are not expected to realize tax benefit from their operating losses. We computed one entity’s tax provision using a discrete approach as a reliable estimate of the effective tax rate for this jurisdiction could not be made. As a result, excluding the impact of discrete tax events during the quarter, the provision for income taxes was at a higher consolidated effective rate than would have resulted if all entities were profitable or if losses produced tax benefits.
     As a result of the effective settlement of certain foreign tax audits during the quarter ended June 30, 2009, we were able to release reserves and accrued interest, netted against additional exposures related to the foreign audits, of $8 million. Additionally, during the prior quarter, as a result of the settlement, we remeasured our Deferred Tax Assets to record an adjustment of $51 million. This adjustment decreased foreign net operating loss carry-forwards with a corresponding adjustment to the valuation allowance. This change had no impact on our condensed consolidated balance sheets or statements of operations.
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

     In addition, we have tax audits in progress in other foreign jurisdictions. We have accrued taxes and related interest and penalties that may be due upon the ultimate resolution of these examinations and for other matters relating to open U.S. Federal, state and foreign tax years.
     While we believe that the resolution of these audits will not have a material adverse impact on our results of operations, the outcome is subject to uncertainty. We recognize tax liabilities for uncertain tax positions in accordance with appropriate accounting standard. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense of benefit in the condensed consolidated statements of operations. Income taxes and related interest and penalties due for potential adjustments may result from the resolution of these examinations, and examinations of open U.S. federal, state and foreign jurisdictions. Should we be unable to reach agreement with the federal or foreign tax authorities on the various proposed adjustments, there exists the possibility of an adverse material impact on our results of operations, cash flows and financial position.
     On January 1, 2007, we adopted the accounting standard on uncertain income tax position. Under the accounting standard, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At September 30, 2009 and December 31, 2008, we had $175 million and $215 million of unrecognized tax benefits, respectively. The decrease in unrecognized tax benefits in the nine months ended September 30, 2009 of $40 million was primarily related to the release of tax reserves for certain foreign R&D tax credits and the settlement of certain foreign tax audits, as we concluded that we have reached effective settlement with reference to these previously unrecognized tax benefits.
     Included within long-term liabilities at September 30, 2009 and December 31, 2008 were income taxes payable totaling $108 million and $105 million, respectively.
     Additionally, we believe that it is reasonably possible that the IRS audit may be resolved within the next twelve months. However, because of the continuing uncertainty regarding the resolution of the various issues under audit, we are not able to accurately estimate a possible range of the change to the reserve for the uncertain tax positions.
Liquidity and Capital Resources
     At September 30, 2009, we had $446 million of cash and cash equivalents and short-term investments compared to $441 million at December 31, 2008. Our current ratio, calculated as total current assets divided by total current liabilities, was 2.46 at September 30, 2009, an increase of 0.39 from 2.07 at December 31, 2008. We reduced our debt obligations to $97 million at September 30, 2009 from $145 million at December 31, 2008. Working capital calculated as total current assets less total current liabilities increased by $46 million to $577 million at September 30, 2009, compared to $531 million at December 31, 2008.
     Approximately $5 million of our investment portfolio at September 30, 2009 was invested in auction-rate securities, compared to $9 million at December 31, 2008. In the three and nine months ended September 30, 2009, $0 and approximately $4 million of auction-rate securities were redeemed at par value. Approximately $2 million and $9 million of these auction-rate securities are classified as long-term investments within other assets on the condensed consolidated balance sheet as of September 30, 2009 and December 31, 2008, as they are not expected to be liquidated within the next twelve months. In October 2008, we accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase our remaining eligible auction-rate securities of $3 million at par value at any time during a two-year time period from June 30, 2010 to July 2, 2012. We expect to sell the securities to UBS at par value on June 30, 2010; therefore, we have classified these securities to short-term investments on the condensed consolidated balance sheet as of September 30, 2009.
Operating Activities
     Net cash provided by operating activities was $67 million in the nine months ended September 30, 2009 compared to $77 million provided from operating activities for the nine months ended September 30, 2008. Net cash provided by operating activities in the nine months ended September 30, 2009 was primarily due to positive operating results, adjusting the year to date net loss of $26 million for certain non-cash depreciation and amortization charges of $52 million and stock-based compensation charges of $25 million. In addition, cash flows were increased by reduced inventories of $73 million and lower accounts receivable of $5 million. Cash flows from operations were reduced by vendor payments which lowered accounts payable balances by $8 million, payments to reduce accrued liabilities by $29 million (including restructuring payments of $26 million and customer advance repayment of $10 million), and increased current and other assets of $20 million related to prepayments for insurance, product licenses and taxes. Depreciation charges were lower in 2009 compared to 2008 primarily as a result of suspending depreciation on our ASIC assets following our decision during the first quarter of 2009 to classify these assets as held for sale. A significant portion of these assets are utilized for manufacturing, and the related depreciation costs were included in inventory. The inventory cost is reflected in cost of sales as the inventory is sold, and as a result, the impact to operations from lower depreciation is reflected over the period of inventory turns, not in the periods immediately following the reduction to depreciation expense.
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
     Accounts receivable decreased by 1% or $3 million to $182 million at September 30, 2009, from $185 million at December 31, 2008, primarily due to lower revenues in the nine months ended September 30, 2009. The average days of accounts receivable outstanding (“DSO”) increased to 52 days at September 30, 2009 from 50 days at December 31, 2008. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures or longer customer payment patterns, our DSO and cash flows from operating activities would be negatively affected.
     Decreases in inventories provided $73 million of operating cash flows in the nine months ended September 30, 2009, compared to $34 million in the nine months ended September 30, 2008. Our days of inventory decreased to 106 days (including ASIC inventory held—for—sale) at September 30, 2009 from 148 days at December 31, 2008, primarily due to significantly reduced manufacturing activity levels and increased shipment levels during the quarter. Inventories consist of raw wafers, purchased specialty wafers, work-in-process and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, the strategic need to offer competitive lead times may result in an increase in inventory levels in the future. Inventory related to the ASIC business unit of $63 million was re-classified within the category of assets held for sale as of September 30, 2009, as a result of our plan to sell the ASIC business (as announced in the first quarter of 2009). This adjustment had no impact to cash flows from operations.
     Reduction of accounts payable balances utilized $8 million of operating cash flows in the nine months ended September 30, 2009. We also classified $20 million of accounts payable as held for sale as of September 30, 2009 related to the potential sale of the ASIC business.
     In the nine months ended September 30, 2009, we made cash payments of $11 million to the former Quantum employees in connection with contingent employment arrangements resulting from the acquisition, which was completed during the first quarter of 2008.
     Investing Activities
     Net cash used in investing activities was $20 million in the nine months ended September 30, 2009, compared to $40 million in the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we paid approximately $3 million related to contingent consideration earned by a former Quantum employee and $15 million for acquisitions of fixed assets and $5 million for intangible assets. We anticipate expenditures for capital purchases will be between $25 million and $35 million for 2009, which will be used to maintain existing manufacturing operations and provide additional testing capacity. During the nine months ended September 30, 2008, we paid approximately $97 million for the acquisition of Quantum, net of cash acquired, and $34 million for capital expenditures, offset in part by $83 million we received from the sale of fabrication equipment from our North Tyneside, UK facility.
     Financing Activities
     Net cash used in financing activities was $44 million in the nine months ended September 30, 2009, compared to $7 million in the nine months ended September 30, 2008. We continued to pay down debt, with repayments of principal balances on our bank lines of credit and capital leases totaling $50 million in the nine months ended September 30, 2009, compared to $17 million in the nine months ended September 30, 2008. Proceeds from the issuance of common stock totaled $9 million and $10 million for the nine months ended September 30, 2009 and 2008, respectively.

     We believe that our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, equipment lease financing, and other short-term and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.
     During the next twelve months, we expect our operations to generate positive cash flow, however, a significant portion of cash may be used to repay debt, make capital investments or satisfy restructuring commitments. We expect that we will have sufficient cash from operations and financing sources to satisfy all debt obligations. We made $15 million in cash payments for capital equipment in the nine months ended September 30, 2009, and we expect our cash payments for capital expenditures to be between $25 million to $35 million in 2009. Debt obligations outstanding at September 30, 2009, which are classified as short-term, totaled $86 million. We paid $26 million and $52 million in restructuring payments, primarily for employee severance in the nine months ended September 30, 2009 and 2008, respectively. We expect to pay out approximately $1 million in further restructuring payments during the remainder of 2009. We were not in compliance with certain financial covenants (i.e. fixed charge ratio) as of September 30, 2009. We obtained a waiver on November 6, 2009. See Part II, Item 5 of this Form 10-Q.
     There were no material changes in our contractual obligations and rights outside of the ordinary course of business or other material changes in our financial condition in the nine months ended September 30, 2009 to that described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on March 2, 2009.
Off-Balance Sheet Arrangements (Including Guarantees)
     In the ordinary course of business, we have investments in privately held companies, which we review to determine if they should be considered variable interest entities. We have evaluated our investments in these other privately held companies and have determined that there was no material impact on our operating results or financial condition upon our adoption the accounting standard on consolidation of variable interest entities. Under this accounting standard certain events can require a reassessment of our investments in privately held companies to determine if they are variable interest entities and which of the stakeholders will be the primary beneficiary. As a result of such events, we may be required to make additional disclosures or consolidate these entities. We may be unable to influence these events.
     During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either our subsidiaries or us. As of September 30, 2009, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $2 million. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.
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

Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. We have updated our disclosures to conform to the Codification in this Form 10-Q for the third quarter of 2009.
     In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material effect on our financial position, results of operations or liquidity.
     In April 2009, the FASB issued an amendment and clarification to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The amendment is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although we did not enter into any business combinations during the first nine months of 2009, we believe the amendment may have a material impact on our future consolidated financial statements depending on the size and nature of any future business combinations that we may enter into.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the condensed consolidated balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through September 30, 2009. In addition, certain of our borrowings are at floating rates, so this would act as a natural hedge.
     We have short-term debt, long-term debt and capital leases totaling $97 million at September 30, 2009. Approximately $5 million of these borrowings have fixed interest rates. We have approximately $92 million of floating interest rate debt, of which approximately $12 million is Euro denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.

							Total
							Variable-rate
							Debt
	Principal Payments by Year						Outstanding at
							September 30,
(in thousands)	2009*	2010	2011	2012	2013	Thereafter	2009
60 day USD LIBOR weighted-average interest rate basis (1) — Revolving line of credit	$80,000	$—	$—	$—	$—	$—	$80,000

Total of 60 day USD LIBOR rate debt	$80,000	$—	$—	$—	$—	$—	$80,000

90 day EURIBOR weighted-average interest rate basis (1) — Capital leases	$1,181	$4,726	$4,726	$1,252	$—	$—	$11,885

Total of 90 day USD EURIBOR rate debt	$1,181	$4,726	$4,726	$1,252	$—	$—	$11,885

Total variable-rate debt	$81,181	$4,726	$4,726	$1,252	$—	$—	$91,885

*	Represents payments due over the remainder of 2009.

(1)	Actual interest rates include a spread over the basis amount.
     The following table presents the hypothetical changes in interest expense, for the three and nine month period ended September 30, 2009 related to our outstanding borrowings that are sensitive to changes in interest rates as of September 30, 2009. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS (in thousands).
     For the three months ended September 30, 2009:

Interest Expense
	Interest Expense Given an Interest			with No Change in	Interest Expense Given an Interest
	Rate Decrease by X Basis Points			Interest Rate	Rate Increase by X Basis Points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
(in thousands)
Interest expense	$55	$396	$963	$1,530	$2,097	$2,664	$3,231
     For the nine months ended September 30, 2009:

Interest Expense
	Interest Expense Given an Interest			with No Change in	Interest Expense Given an Interest
	Rate Decrease by X Basis Points			Interest Rate	Rate Increase by X Basis Points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
(in thousands)
Interest expense	$3,276	$3,875	$4,475	$5,075	$5,675	$6,275	$6,875
Foreign Currency Risk
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where we have significant operations and costs denominated in European currencies, our costs will decrease if the local currency weakens. Conversely, our costs will increase if the local currency strengthens against the dollar. The net effect of favorable exchange rates in the three and nine months ended September 30, 2009, compared to the average exchange rates in the three and nine months ended September 30, 2008, resulted in a decrease to loss from operations of $4 million and $24 million in the three and nine months ended September 30, 2009 (as discussed in this report in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign currency denominated transactions that occurred in the three and nine months ended September 30, 2009 were recorded using the average foreign currency exchange rates in the same period in 2008. Net revenues denominated in the foreign currencies, were 24% and 19% of our total net revenues in the three months ended September 30, 2009 and 2008, respectively. Net revenues denominated in foreign currencies, were 24% and 23% of our total net revenues in the nine months ended September 30, 2009 and 2008, respectively. Costs denominated in foreign currencies, were 36% and 45% of our total costs in the three months ended September 30, 2009 and 2008, respectively, and 39% and 48% of our total costs in the nine months ended September 30, 2009 and 2008, respectively.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 28% and 30% of our accounts receivable were denominated in foreign currencies at September 30, 2009 and December 31, 2008, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 32% and 36% of our accounts payable were denominated in foreign currencies as of September 30, 2009 and December 31, 2008, respectively. Approximately 16% and 12% of our debt obligations were denominated in foreign currencies as of September 30, 2009 and December 31, 2008, respectively.
Liquidity and Valuation Risk
     Approximately $5 million of our long-term investment portfolio at September 30, 2009 was invested in highly-rated auction-rate securities, compared to approximately $9 million at December 31, 2008. In the three and nine months ended September 30, 2009, $0 and approximately $4 million of auction-rate securities were redeemed at par value, respectively. Auction-rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. If the auctions for the securities we own fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge. In the year ended December 31, 2008, we recorded an impairment charge of $1 million related to a decline in the value of auction-rate securities.
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
     On September 28, 2007, Matheson Tri-Gas (“MTG”) filed suit in Texas state court in Dallas County against the Company. Plaintiff alleges claims for: (1) breach of contract for the Company’s alleged failure to pay minimum payments under a purchase requirements contract; (2) breach of contract under a product supply agreement; and (3) breach of contract for failure to execute a process gas agreement. MTG seeks unspecified damages, pre- and post-judgment interest, attorneys’ fees and costs. In late November 2007, the Company filed its answer denying liability. In July 2008, the Company filed an amended answer, counterclaim and cross claim seeking among other things a declaratory judgment that a termination agreement cut off any claim by MTG for additional payments. In an Order entered on June 26, 2009, the Court granted the Company’s motion for partial summary judgment dismissing MTG’s breach of contract claims relating to the requirements contract and the product supply agreement. The parties dismissed the remaining claims and, on August 26, 2009, the Court entered a Summary Judgment Order and Final Judgment. MTG filed a Motion to Modify Judgment and Notice of Appeal on September 24, 2009. The Company intends to vigorously defend the appeal.
     In October and November 2008, three purported class actions were filed in Delaware Chancery Court against the Company and/or all current members of its Board of Directors arising out of the unsolicited proposal made on October 1, 2008 by Microchip Technology Inc. (“Microchip”) and ON Semiconductor (“ON”) to acquire the Company. The three cases eventually were consolidated, with the complaint in Louisiana Municipal Employees Retirement System v. Laub designated the operative complaint. As initially filed, that complaint had only one cause of action—for breach of fiduciary duty—and asked the court to declare that the directors breached their fiduciary duty by refusing to consider the Microchip/ON offer in good faith, to invalidate any defensive measures that have been taken, and to award an unspecified amount of compensatory damages. Plaintiff filed an Amended Complaint on June 2, 2009 (adding a declaratory judgment claim to the breach of fiduciary duty claim). In addition, in mid-November 2008, a fourth case arising out of the Microchip/ON proposal, Zucker v. Laub, was filed in California in the Superior Court for Santa Clara County. Zucker has been stayed in favor of the Delaware actions. On September 14, 2009, a Memorandum of Understanding (“MOU”) was signed setting forth an agreement-in-principle to settle all litigation arising out of the Company’s response to the Microchip/ON proposal in exchange for certain therapeutic provisions relating to the Company’s stockholder rights plan (the therapeutic provisions previously were disclosed in a September 18, 2009 Form 8-K (incorporated herein by reference)). The agreement-in-principle outlined in the MOU is subject to and conditioned upon the negotiation and execution of a settlement agreement and final court approval. Under the proposed settlement, pursuant to the Company’s pre-existing obligations to indemnify the directors, the Company will pay plaintiffs’ counsel such attorneys’ fees and expenses as the Court may award, up to $950, which the Company accrued for in the three months ended September 30, 2009.

     On October 9, 2008, the Air Pollution Control Division (“APCD”) of the State of Colorado Department of Public Health and Environment issued a Compliance Advisory notice to the Company’s Colorado Springs facility for purported violations of the law and non-compliance with the Company’s Colorado Construction Permit Number 91EP793-1 Initial Approval Modification 3 (“Permit”). The Compliance Advisory notice also claimed that the Company failed to meet other regulatory requirements. The APCD sought administrative penalties and compliance by the Company with applicable laws, regulations and Permit terms. Effective October 1, 2009, the Company and the APCD entered into a Compliance Order on Consent (“COC”) that resolves this matter. The COC requires that the Company pay a fine of $0.1 million, 80 percent of which the Company will offset through performance of a supplemental environmental project.
     On June 3, 2009, the Company filed an action in Santa Clara County Superior Court against three of its now-terminated Asia-based distributors, NEL Group Ltd. (“NEL”), Nucleus Electronics (Hong Kong) Ltd. (“NEHK”) and TLG Electronics Ltd. (“TLG”). The Company seeks, among other things, to recover $8.5 million owed it, plus applicable interest and attorneys fees. On June 9, 2009, NEHK separately sued Atmel in Santa Clara County Superior Court, alleging that Atmel’s suspension of shipments to NEHK on September 23, 2008-one day after TLG appeared on the Department of Commerce, Bureau of Industry and Security’s Entity List-breached the parties’ International Distributor Agreement. NEHK also alleges that Atmel libeled it, intentionally interfered with contractual relations and/or prospective business advantage, and violated California Business and Professions Code Sections 17200 et seq. and 17500 et seq. NEHK alleges damages exceeding $10 million. Both matters now have been consolidated. On July 29, 2009, NEL filed a cross-complaint against Atmel that alleges claims virtually identical to those NEHK has alleged, and seeks unspecified damages. The Company demurred (moved to dismiss) as to certain causes of action in NEHK’s complaint and NEL’s cross-complaint. In an October 20, 2009 Order, the Court sustained (with leave to amend) the demurrer to NEHK’s 17200/17500 claim, and overruled the motion in other respects. On October 30, 2009, NEHK filed an amended complaint. A hearing on Atmel’s demurrer to NEL’s cross-complaint is scheduled for November 24, 2009. TLG has defaulted, and a prove-up hearing—where Atmel will attempt to prove TLG is liable for $2.5 million (plus applicable interest and attorneys fees)—is scheduled for November 23, 2009. The Company intends to prosecute its claims and defend the NEHK/NEL claims vigorously.
     On July 16, 2009, James M. Ross, the Company’s former General Counsel, filed a lawsuit in Santa Clara County Superior Court challenging his termination, and certain actions the Company took thereafter. The Complaint contained 12 causes of action, including: (1) several claims arising out of the Company’s treatment of his post-termination attempt to exercise stock options; (2) breach of a purported oral contract to pay a bonus upon the sale of the Company’s Grenoble division; (3) defamation; (4) breach of an oral and/or implied employment contract; and (5) violations of the California Labor Code. On October 16, 2009, Mr. Ross filed an amended complaint that among other things, added a claim under Section 17200 of the California Business and Professions Code. The Company intends to vigorously defend this action.
     On July 17, 2009, Mr. Ross filed a second lawsuit in Delaware Chancery Court seeking to enforce certain rights granted him under an indemnification agreement with the Company. In particular, Mr. Ross sought reimbursement for fees and expenses already incurred, and a declaration that he is contractually entitled to advancement of expenses and indemnification in connection with the various lawsuits described above relating to the Company’s historical stock option granting practices. He also sought advancement of fees and indemnification in connection with the indemnification action itself. In September 2009, the Company and Mr. Ross settled the case—and a stipulation of dismissal (without prejudice) was filed on October 5, 2009.
     On July 24, 2009, 56 former employees of Atmel’s Nantes facility filed claims in the First Instance labour court, Nantes, France against the Company and MHS Electronics claiming that (1) the Company’s sale of the Nantes facility to MHS (XbyBus SAS) in 2005 did not result in the transfer of their labor agreements to MHS, and (2) these employees should still be considered Atmel employees, with the right to claim related benefits from Atmel. Alternatively, each employee seeks damages of at least 45,000 Euros and court costs. At an initial hearing on October 6, 2009, the Court set a briefing schedule and said it will issue a ruling on October 6, 2010. These claims are similar to those filed in the First Instance labour court in October 2006 by 47 other former employees of Atmel’s Nantes facility (MHS was not named a defendant in the earlier claims). On July 24, 2008, the judge hearing the earlier claims issued an oral ruling in favor of the Company, finding that there was no jurisdiction for those claims by certain “protected employees,” and denying the claims as to all other employees. Forty of those earlier plaintiffs appealed, and a hearing is scheduled in November 2009. The Company intends to defend all these claims vigorously.
     From time to time, the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims. As well, from time to time, the Company receives from customers demands for indemnification, or claims relating to the quality of our products, including additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting their defective products, costs for product recalls or other damages. The Company accrues for losses relating to such claims that the Company considers probable and for which the loss can be reasonably estimated.
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
     Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:
•	the nature of both the semiconductor industry and the markets addressed by our products;
•	our transition to a fab-lite strategy;
•	our dependence on selling through distributors;
•	our increased dependence on outside foundries and their ability to meet our volume, quality and delivery objectives, particularly during times of increasing demand along with inventory excesses or shortages due to reliance on third party manufacturers;
•	global economic and political conditions;
•	compliance with U.S. and international antitrust trade and export laws and regulations by us and our distributors;
•	fluctuations in currency exchange rates and revenues and costs denominated in foreign currencies;
•	ability of independent assembly contractors to meet our volume, quality and delivery objectives;
•	success with disposal or restructuring activities;
•	fluctuations in manufacturing yields;
•	the average margin of the mix of products we sell;
•	third party intellectual property infringement claims;
•	the highly competitive nature of our markets;
•	the pace of technological change;
•	natural disasters or terrorist acts;
•	assessment of internal controls over financial reporting;
•	ability to meet our debt obligations;

•	availability of additional financing;
•	potential impairment and liquidity of auction-rate securities;
•	our ability to maintain good relationships with our customers;
•	long-term contracts with our customers;
•	integration of new businesses or products;
•	our compliance with international, federal and state, environmental, privacy and other regulations;
•	personnel changes;
•	business interruptions;
•	system integration disruptions;
•	anti-takeover effects in our certificate of incorporation and bylaws;
•	the unfunded nature of our foreign pension plans and that any requirement to fund these plans could negatively impact our cash position;
•	the effects of our acquisition strategy, such as unanticipated accounting charges, which may adversely affect our results of operations;
•	utilization of our manufacturing capacity;
•	disruptions to the availability of raw materials which could disrupt our ability to supply products to our customers;
•	costs associated with, and the outcome of, any litigation to which we are, or may become, a party;
•	product liability claims that may arise, which could result in significant costs and damage to our reputation;
•	audits of our income tax returns, both in the U.S. and in foreign jurisdictions; and
•	compliance with economic incentive terms in certain government grants.
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
OUR REVENUES ARE DEPENDENT ON SELLING THROUGH DISTRIBUTORS.
     Sales through distributors accounted for 52% and 49% of our net revenues in the three months ended September 30, 2009 and 2008, respectively, and 50% and 48% in the nine months ended September 30, 2009 and 2008, respectively. We market and sell our products through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon relatively short notice to the other party. These agreements are non-exclusive and also permit our distributors to offer our competitors’ products.
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
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where we have significant operations and costs denominated in European currencies, our costs will decrease if the local currency weakens. Conversely, our costs will increase if the local currency strengthens against the dollar. The net effect of favorable exchange rates in the three and nine months ended September 30, 2009, compared to the average exchange rates in the three and nine months ended September 30, 2008, resulted in a decrease to loss from operations of $4 million and $24 million in the three and nine months ended September 30, 2009 (as discussed in this report in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations). This impact is determined assuming that all foreign currency denominated transactions that occurred in the three and nine months ended September 30, 2009 were recorded using the average foreign currency exchange rates in the same period in 2008. Net revenues denominated in the foreign currencies, were 24% and 19% of our total net revenues in the three months ended September 30, 2009 and 2008, respectively. Net revenues denominated in foreign currencies, were 24% and 23% of our total net revenues in the nine months ended September 30, 2009 and 2008, respectively. Costs denominated in foreign currencies, were 36% and 45% of our total costs in the three months ended September 30, 2009 and 2008, respectively, and 39% and 48% of our total costs in the nine months ended September 30, 2009 and 2008, respectively.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 28% and 30% of our accounts receivable were denominated in foreign currencies at September 30, 2009 and December 31, 2008, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 32% and 36% of our accounts payable were denominated in foreign currencies as of September 30, 2009 and December 31, 2008, respectively. Approximately 16% and 12% of our debt obligations were denominated in foreign currencies as of September 30, 2009 and December 31, 2008, respectively.
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
WE FACE RISKS ASSOCIATED WITH DISPOSAL OR RESTRUCTURING ACTIVITIES.

     In February 2009, we announced our intention to sell our ASIC business, including the Rousset, France wafer fabrication facility. We are continually reviewing potential changes in our business and asset portfolio throughout our worldwide operations, including those located in Europe in order to enhance our overall competitiveness and viability. However, reducing our wafer fabrication capacity involves significant potential costs and delays, particularly in Europe, where the extensive statutory protection of employees imposes substantial restrictions on employers when the market requires downsizing. We may incur additional costs including compensation to employees and the potential requirement to repay governmental subsidies. We may experience further delays to completing the sale of the ASIC business due to local government agencies and requirements and approvals of governmental and judicial bodies. We have in the past and may in the future experience labor union or workers council objections, or labor unrest actions (including possible strikes), which could result in reduced production output. Significant reductions to output or increases in cost could harm our business and operating results.
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
OUR INTENTION TO PURSUE STRATEGIC ALTERNATIVES FOR OUR ASIC BUSINESS MAY TRIGGER ASSET IMPAIRMENT CHARGES AND/OR RESULT IN A LOSS ON SALE OF ASSETS.
     In the first quarter of 2009, we announced our intention to sell our ASIC business. We have classified the assets and liabilities of the ASIC business unit, including the fabrication facility in Rousset, France, as held for sale as of September 30, 2009. The assets and liabilities held for sale are carried on the condensed consolidated balance sheets at the lower of carrying amount or fair value less costs to sell as of September 30, 2009. There is no assurance that we will be able to sell the ASIC business unit, including the fabrication facility in Rousset, France, or that we will be able to sell the business at an amount above the carrying amount of the related assets and liabilities. As a result, there can be no assurance that we will not incur future charges or a loss on the sale of assets of the ASIC business.
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
     We have in the past been involved in intellectual property infringement lawsuits, which harmed our operating results. It is possible that we will be involved in other intellectual property infringement lawsuits in the future. The cost of defending against such lawsuits, in terms of management time and attention, legal fees and product delays, can be substantial. Moreover, if such infringement lawsuits are successful, we may be prohibited from using the technologies at issue in the lawsuits, and if we are unable to (1) obtain a license on acceptable terms, (2) license a substitute technology or (3) design new technology to avoid infringement, our business and operating results may be significantly harmed.
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
     We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Cypress, Freescale, Fujitsu, Hitachi, IBM, Infineon, Intel, LSI Logic, Microchip, Philips, Renesas, Samsung, Sharp, Spansion, STMicroelectronics, Texas Instruments and Toshiba. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced new products we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last several years, we have experienced significant price competition in several business segments, especially in our nonvolatile memory segment for EPROM, Serial EEPROM and Flash memory products, as well as in our commodity microcontrollers and smart cards. We expect continuing competitive pressures in our markets from existing competitors, new entrants, new technology and cyclical demand, among other factors, will likely maintain the recent trend of declining average selling prices for our products.
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
OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.
     Net revenues outside the United States accounted for 82% of our net revenues in each of the three and nine months ended September 30, 2009, compared to 87% and 86% in the three and nine months ended September 30, 2008. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:
•	greater difficulty in protecting intellectual property;
•	reduced flexibility and increased cost of staffing adjustments, particularly in France;
•	longer collection cycles;
•	legal and regulatory requirements, including antitrust laws, export license requirements, trade barriers, tariffs and tax laws, and environmental and privacy regulations and changes to those laws and regulations; and
•	general economic and political conditions in these foreign markets.
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
     Approximately 24% and 19% of our net revenues in the three months ended September 30, 2009 and 2008, respectively, and 24% and 23% of our net revenues in the nine months ended September 30, 2009 and 2008, respectively, were denominated in foreign currencies. Operating costs denominated in foreign currencies, were 36% and 40% of our total operating costs in the three months ended September 30, 2009 and 2008, respectively, and 39% and 43% in the nine months ended September 30, 2009 and 2008, respectively.
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
     As of September 30, 2009, our total debt was $97 million, compared to $145 million at December 31, 2008. Our debt-to-equity ratio was 0.74 and 0.91 at September 30, 2009 and December 31, 2008, respectively. Increases in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.
     Certain of our debt facilities contain terms that subject us to financial and other covenants. We were not in compliance with certain financial covenants (i.e. fixed charge ratio) as of September 30, 2009. We obtained a waiver on November 6, 2009. See Part II, Item 5 of this Form 10-Q.
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
     Approximately $5 million of our investment portfolio at September 30, 2009 was invested in auction-rate securities. Auction-rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. These auction-rate securities have failed auctions in the nine months ended September 30, 2009. If the auctions for the securities we own continue to fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge.
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
     We have issued performance-based restricted stock units to eligible employees for a maximum of 9,099 shares of our common stock under the 2005 Stock Plan. These restricted stock units vest only if we achieve certain quarterly operating margin performance criteria over the performance period of July 1, 2008 to December 31, 2012. Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. We recognize the stock-based compensation expense for its performance-based restricted stock units when management believes it is probable that we will achieve certain future quarterly operating margin performance criteria.
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
PROVISIONS IN OUR RESTATED CERTIFICATE OF INCORPORATION AND BYLAWS MAY HAVE ANTI-TAKEOVER EFFECTS.
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
     We sponsor defined benefit pension plans that cover substantially all our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $27 million at September 30, 2009 and December 31, 2008. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits paid in the first half of 2009 was less than $0.1 million, and we expect to pay approximately $1 million in 2009. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.
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
     Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense and the recording and later amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline. Effective January 1, 2009, we adopted an amendment to the accounting standard on business combinations. The accounting standard will have an impact on our consolidated financial statements, depending upon the nature, terms and size of the acquisitions we consummate in the future.
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
     We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. At September 30, 2009, we had $56 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2008 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.
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

     Our operating results are also adversely affected when we operate at production levels below optimal capacity. Lower capacity utilization results in certain costs being charged directly to expense and lower gross margins. During 2007, we lowered production levels significantly at our North Tyneside, United Kingdom manufacturing facility to avoid building more inventory than we were forecasting orders for. As a result, operating costs for these periods were higher than in prior periods negatively impacting gross margins. We closed our North Tyneside manufacturing facility in the first quarter of 2008. In addition, other Atmel manufacturing facilities could experience conditions requiring production levels to be reduced below optimal capacity levels. If we are unable to operate our manufacturing facilities at optimal production levels, our operating costs will increase and gross margin and results from operations will be negatively impacted. Gross margins were negatively impacted in the first nine months of 2009 primarily due to factory under utilization costs, as well as higher per-unit costs, resulting from reduced factory loading at our wafer fabrication and test facilities.
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
     We are subject to continued examination of our income tax returns by the Internal Revenue Service and other foreign/domestic tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that the resolution of these audits will not have a material adverse impact on our results of operations, the outcome is subject to significant uncertainties. If we are unable to obtain agreements with the tax authority on the various proposed adjustments, there could be an adverse material impact on our results of operations, cash flows and financial position.
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
CURRENT AND FUTURE LITIGATION AGAINST US COULD BE COSTLY AND TIME CONSUMING TO DEFEND.
     We are subject to legal proceedings and claims that arise in the ordinary course of business. See Part II, Item 1 of this Form 10-Q. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, results of operations, financial condition and liquidity.
     For example, in October 2008, officials of the EU Commission (the “Commission”) conducted an inspection at the offices of one of our French subsidiaries. We have been informed that the Commission was seeking evidence of potential violations by us or our subsidiaries of the EU’s competition laws in connection with the Commission’s investigation of suppliers of integrated circuits for smart cards. We have responded to the Commission’s September 2009 request for information, and we are currently in the process of responding to the Commission’s October 2009 request for information. We continue to cooperate with the Commission’s investigation and have not received any specific findings, monetary demand or judgment through the date of filing this Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
Amendment of Material Agreement
     On November 6, 2009, the parties to the Facility Agreement, dated as of March 15, 2006, by and among Atmel Corporation, Atmel Sarl, Atmel Switzerland Sarl, the financial institutions listed therein, and Bank of America, N.A., as facility agent and security agent (the “Agreement”), entered into a waiver letter. Pursuant to the waiver letter, the parties to the Agreement waived (i) Atmel Corporation’s obligation not to permit the “Fixed Charge Coverage Ratio,” as defined in the Agreement, to fall below 1.10:1 for the fiscal quarter ended September 30, 2009, and (ii) any “Event of Default,” as defined in the Agreement, that occurred prior to the date of the waiver letter resulting from the failure to comply with the Fixed Charge Coverage Ratio. In connection with the waiver letter, we paid the facility agent a waiver fee in the amount of $50,000, as well as certain costs and expenses required by the Agreement.

Bank of America, N.A. has provided, and in the future may provide banking and related services to Atmel. On November 6, 2009, the Company also reduced the limit under this facility to $125,000 from $165,000.
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

ATMEL CORPORATION(Registrant)
November 6, 2009	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer (Principal Executive Officer)

November 6, 2009	/s/ STEPHEN CUMMING
Stephen Cumming
Vice President Finance & Chief Financial Officer (Principal Financial Officer)

November 6, 2009	/s/ DAVID MCCAMAN
David McCaman
Vice President Finance & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.