Form 10-K
period 2009-12-31
ATMEL CORP
filed 2010-03-01
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 451,048,799 shares of the Registrant’s Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2009) was approximately $1,650,391,611. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2010, Registrant had 455,660,430 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2009.

PART I

ITEM 1.	BUSINESS

FORWARD LOOKING STATEMENTS

You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2010, our gross margins, anticipated revenues by geographic area, operating expenses and capital expenditures, cash flow and liquidity measures including the anticipated sale of auction rate securities to UBS Financial Services, Inc., factory utilization, charges related to and the effect of our strategic transactions, restructuring, performance restricted stock units, and other strategic efforts, particularly the potential sale of portions of our ASIC business, and our expectations regarding tax matters and the effects of exchange rates and efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A — Risk Factors, and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-K.

BUSINESS

General

We design, develop, manufacture and sell a wide range of semiconductor integrated circuit (“IC”) products and capacitive touch solutions, including microcontrollers, advanced logic, mixed-signal, nonvolatile memory and radio frequency (“RF”) components. Leveraging a broad intellectual property (“IP”) portfolio, we supply our customers complete system solutions, with particular emphasis on solutions incorporating microcontrollers. These complex system-on-a-chip solutions are manufactured using our leading-edge process technologies, including complementary metal oxide semiconductor (“CMOS”), double-diffused metal oxide semiconductor (“DMOS”), logic, CMOS logic, bipolar, bipolar CMOS (“BiCMOS”), silicon germanium (“SiGe”), SiGe BiCMOS, analog, bipolar double diffused CMOS and radiation tolerant process technologies. We develop these process technologies ourselves to ensure they provide the maximum possible performance. In 2009, we fabricated approximately 88% of our products in our own wafer fabrication facilities, or “fabs.” We believe our ICs enable our customers to rapidly introduce leading edge electronic products that are differentiated by higher performance, advanced security features, lower cost, smaller size, longer battery life and more memory. Our products are used primarily in the following markets: industrial, consumer electronics, automotive, wireless communications, computing, storage, printing, security, military and aerospace.

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

•	Microcontrollers segment includes a variety of proprietary and standard microcontrollers, the majority of which contain embedded nonvolatile memory, integrated analog peripherals and capacitive touch sensing libraries. This segment also includes products with military and aerospace applications. In March 2008, we acquired Quantum Research Group Ltd. (“Quantum”), a supplier of capacitive sensing IP solutions. Results from the acquired operations are considered complementary to sales of microcontroller products and are included in this segment. Our Microcontroller segment comprised 38% of net revenues in the year ended December 31, 2009.

•	Nonvolatile Memories segment consists predominantly of serial interface electrically erasable programmable read-only memory (“SEEPROM”) and serial interface Flash memory products. This segment also includes parallel interface Flash memories as well as mature parallel interface electrically erasable programmable read-only memory (“EEPROM”) and erasable programmable read-only memory (“EPROM”) devices. This segment also includes products with military and aerospace applications. Our Nonvolatile Memories segment comprised 24% of net revenues in the year ended December 31, 2009.

•	Radio Frequency (“RF”) and Automotive segment includes products designed for the automotive industry. This segment produces and sells wireless and wired devices for industrial, consumer and automotive applications and it also provides foundry services which produce radio frequency products for the mobile telecommunications market. Our RF and Automotive segment comprised 12% of net revenues in the year ended December 31, 2009.

•	Application Specific Integrated Circuit (“ASIC”) segment includes customer and application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of specific applications. This segment also encompasses a range of products which provide security for digital data transactions, including smart cards for mobile phones, set top boxes, banking and national identity cards. We also develop application specific standard products (“ASSP”) for high reliability space applications, power management and secure crypto memory products. Our ASIC segment comprised 26% of net revenues in the year ended December 31, 2009.

Within each operating segment, we offer our customers products with a range of speed, density, power usage, specialty packaging, security and other features.

Microcontrollers

Our Microcontroller segment offers customers a full range of products to serve the consumer, automotive, industrial, telecom and PC peripheral end markets for embedded controls. Our product portfolio has four major Flash based microcontroller architectures targeted at the high volume embedded control market: our proprietary 8-bit and 32-bit AVR® platforms, our embedded 32-bit ARM-based product family and older 8051 8-bit based industry standard microcontroller products.

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

Atmel AVR.  Our largest microcontroller product offering is based on the 8-bit AVR architecture. The tinyAVR®, megaAVR®, XMEGAtm AVR, AVR Wireless products, AVR USB products, AVR Smart Battery products and the AVR Touch User Interface products are all product families using the AVR 8-bit RISC CPU which allow customers to minimize power consumption while obtaining maximum performance and ease of programming. Our AVR XMEGAtm picoPower® microcontroller family consumes the least power in the industry, enabling longer operating times in hand-held and battery powered applications. AVR32 is our proprietary microcontroller architecture which provides customers with higher, 32-bit performance when 8-bit power is no longer sufficient. The AVR32 product offering is targeted at the industrial, automotive and ultra low power segments of the 32-bit market. AVR microcontroller products include embedded non-volatile memory and are available with a complete selection of analog and digital interfaces. We offer over 100 different products in the AVR family.

Atmel QTouch® and maXTouchtm.  With the acquisition of Quantum in 2008, we have become a leading supplier of robust, capacitive sensing solutions for touch screens and other touch controls.

User interfaces are the critical factor in making electronic products appealing to consumers. Our touch screen devices include ICs for creating economical, elegant, and easy to use touch screens that respond to a wide variety of touch types and gestures. They are capable of differentiating between single and multiple-finger touch, and support tap, press, flick, pinch (zoom in), stretch (zoom out), rotate, press and tap, press and double tap, press and flick, press and drag, and multiple-finger drag. We offer a comprehensive range of touch screen controllers for use by customers, such as touch buttons, keyboards, sliders and wheels as well as single-chip unlimited touch screen solutions.

QTouch and maXTouch devices are digital charge-transfer ICs designed to detect touch using a single connection between the sensor chip and a simple key electrode. The maXTouch family of touchscreen controllers offer exceptional performance and low power consumption in a single IC. The maXTouch devices support an unlimited number of touches enhancing the user interface and the way users interact with electronic products. Built in gestures and the ability to ignore unintentional touches result in a user interface that is intuitive and reliable. The QTouch chips are best suited for low key count applications up to 10 keys. QMatrix® devices are digital share-transfer (QT) ICs designed to detect touch using a scanned, passive matrix or electrode sets to achieve a large number of touch keys driven by a single chip. QWheel® and QSlide® devices are QT ICs based on Quantum’s QTouch technology to implement scrolling functionality. QFieldtm and QTwotm devices are QT ICs enabling Single and Two Touchtm touch screens.

ARM.  Our ARM-based microcontrollers are designed utilizing on the standard 32-bit ARM7tm, ARM9tm, ARM 11tm and ARM Cortextm architectures, where we offer a range of products with and without embedded nonvolatile memories. Our SAM7 and SAM9 (Smart Arm Micro) products offer high performance 32-bit microcontrollers with a variety of complex analog and digital peripherals integrated on the same chip. For customers demanding the highest performance products, we offer an ARM 11 product family. Our ARM customers save significant development time by using standard ARM software and the other development tools widely available.

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

Atmel DataFlash®.  The DataFlash® family of Serial Flash memories delivers proven, reliable solutions to store varying amounts of granular data or to store both embedded program code and data while utilizing very small, low pin-count packages. DataFlash devices are the industry’s most sophisticated and feature-rich Serial Flash memories and are designed to enable advanced features and functionality in a variety of high-volume products and applications. By using DataFlash memories, customers can minimize pin counts, simplify circuit boards, and reduce power consumption, all of which contribute to higher performance and lower system costs. DataFlash products are used in a wide variety of applications such as digital answering machines, fax machines, personal computers, printers, radar detectors, security systems and energy meters.

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

RF and Automotive

Automotive RF.  With our automotive RF products we are one of the leading suppliers for automobile access solutions. Our products include complete keyless entry solutions for wireless passive entry go systems, and the corresponding discrete ICs for the receivers and transceivers for the access control unit and tire pressure monitoring systems built into cars. Our innovative immobilizer ICs, which incorporate the widely accepted advanced encryption standard (“AES”), offer car theft protection. In addition, we offer a wide portfolio of products targeted at keyless automobile starting systems.

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

ASIC

Custom ASICs.  We design, manufacture and market ASICs to meet customer requirements for high-performance logic devices in a broad variety of customer-specific applications. Our SiliconCity® design platform utilizes our extensive libraries of qualified analog and digital IP blocks. This approach integrates system functionality into a single chip based on this unique architecture platform combined with one of the richest libraries of qualified IP blocks in the industry. By combining a variety of logic functions on a single chip, costs are reduced, design risk is minimized, time-to-market is accelerated and performance can be optimized.

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

Atmel CAP®.  Our CAP customizable microcontroller combines, on a single IC, an ARM-based microcontroller system-on-chip with a high-density Metal Programmable Block that enables customers to add application-specific logic. This hybrid device significantly reduces design time and cost compared to an equivalent ASIC, but commands a comparable unit price. CAP is aimed at medium-to high-volume customers, many of who are replacing a field programmable gate array (“FPGA”)-plus-microcontroller combination.

Secure Microcontrollers.  Our advanced design capability expertise in non-volatile memory technology and experience in security products positions us as one of the world’s pre-eminent suppliers of secure microcontroller-based ICs. Our Smart Card ICs primarily serve the cellular phone, banking, health card, national ID card and set-top box markets.

We also produce a broad portfolio of secure ICs, including CryptoMemory® and CryptoRF® and smart card reader chips. Our secure microcontrollers feature dual contact/contactless products that comply with the ISO-14443, Universal Serial Bus (“USB”) Full-Speed interface and Serial Peripheral Interface (“SPI”) Protocols.

We combine dense nonvolatile memory technology and high performance AVR and ARM microcontroller cores to offer cost-effective solutions for demanding applications such as global system for mobile computing (“GSM”) subscriber identity module (“SIM”) cards and multi-application smart cards running on open platforms like Java®.

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

In January 2010, we announced that following a comprehensive review of alternatives for our ASIC business, we would continue to explore the potential sale of our Smart Card (SMS) business located in Rousset, France and East Kilbride, UK and that we intended to discontinue potential sale discussions for our Customer Specific Products (CSP) and Aerospace businesses. See Item 1A — Risk Factors.

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

Principal Markets and Customers

Communications.  Communications, including wireless and wireline telecommunications and data networking, is currently one of our large end user markets. For the wireless market, we provide touch screen controllers, nonvolatile memory, standard and secure microcontrollers, and baseband and RF ASICs that are used for GSM and code-division multiple access (“CDMA”) mobile phones and their base stations, as well as two-way pagers, mobile radios, and cordless phones and their base stations. We also have a range of products based on the IEEE 802.11 wireless LAN standard, Zigbee, and on Bluetooth, a short-range wireless protocol that enables instant connectivity between electronic devices. Our principal customers in the wireless market include Ericsson, Motorola, Nokia, Philips, Qualcomm, Samsung and Siemens.

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

Computing, Storage and Printing.  The computing and computing-peripherals markets are growing as a result of increasing Internet use, network connectivity and digital imaging requirements. For computing applications, we provide Flash memory, serial memory, USB hubs and ASICs for personal computers, servers and USB drives. We offer Trusted Platform Module (“TPM”) products that perform platform authentication and security for computing systems. Our biometric security IC verifies a user’s identity by scanning a finger. In today’s security conscious environment we believe TPM and biometry are finding applications where access to information, equipment and similar resources needs to be controlled or monitored. We provide ASICs, nonvolatile memory and microcontrollers for laser printers, inkjet printers, copy machines and scanners. Our principal customers in these markets include Dell, Hewlett-Packard, IBM, Intel, M-Systems, Seagate and Western Digital.

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

Industrial.  While the industrial electronics market has been considered a slow growth end-market compared to communications or computing sectors, the electronic content in industrial applications is growing at a faster rate than the industry as a whole-driven by the increasing reach of electronic content. The demand for energy efficiency and productivity gains of electronic enabled systems is driving the switch from mechanical to digital solutions for products such as temperature sensors, motor controls, factory lighting, smart energy meters and commercial appliances. Atmel provides microcontrollers, non-volatile memory, high-voltage and mixed-signal products that are designed to work effectively in harsh environments. Our principal customers include Honeywell, Siemens, Samsung, Itron and Textron,

Manufacturing

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

If market demand for our products increases during 2010, we believe that we will be able to substantially meet our production needs from our remaining wafer fabrication facilities through at least the end of 2010; however, capacity requirements may vary depending on, among other things, our rate of growth and our ability to increase production levels. During 2009, we manufactured approximately 88% of our products at our wafer fabrication facilities located in Colorado Springs, Colorado and Rousset, France. In September 2008, we announced that we entered into an agreement with Tejas Silicon Holding Limited (“TSI”) for the sale of our wafer fabrication operations in Heilbronn, Germany. On October 8, 2007, we announced that we entered into separate agreements with Taiwan Semiconductor Manufacturing Company, Ltd. (“TSMC”) and Highbridge Business Park Limited (“Highbridge”) for the sale of the wafer fabrication equipment and related property located in North Tyneside, United Kingdom. We ceased manufacturing operations at our Heilbronn wafer fabrication facility in October 2008 and in our North Tyneside, UK wafer fabrication facility in February 2008 and have subsequently increased production at our Colorado Springs and Rousset wafer fabs to provide the necessary output to meet demand. In December 2009, we announced we signed an exclusivity agreement for the sale of our Rousset, France wafer fabrication facility to LFoundry GmbH.

Much of the $32 million of manufacturing equipment we paid for during 2009 was related to increasing test capacity. It is anticipated that capital equipment purchases for 2010, estimated at $60 million to $65 million, will be focused on maintaining existing equipment, providing additional testing capacity and, to a limited extent, on developing advanced process technologies.

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

Marketing and Sales

We generate our revenue by selling our products directly to original equipment manufacturers (“OEMs”) and indirectly to OEMs through distributors. We market our products worldwide to a diverse base of OEMs serving primarily commercial markets. In the United States and Canada, we sell our products to large OEM accounts primarily by using manufacturers’ representatives or through national and regional distributors. Our agreements with our representatives and distributors are generally terminable by either party on short notice, subject to local laws. Direct sales to OEMs as a percentage of net revenues for the year ended December 31, 2009 totaled 45% while sales to distributors totaled 55% of net revenues.

Sales to U.S. OEMs, as a percentage of net revenues totaled 9%, 8% and 10% for the years ended December 31, 2009, 2008 and 2007, respectively. Sales to U.S. distributors, as a percentage of net revenues, totaled 9%, 7% and 6% for the years ended December 31, 2009, 2008 and 2007, respectively. We support this sales network from our headquarters in San Jose, California and through U.S. regional offices in California, Colorado, Florida, Illinois, Massachusetts, Minnesota, North Carolina, Texas and Washington.

We sell to customers outside of the U.S. primarily by using international sales representatives and through distributors, who are managed from our foreign sales offices. We maintain sales offices in China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, South Korea, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. Our sales outside the U.S. represented 83%, 86% and 87% of net revenues in 2009, 2008 and 2007, respectively. We expect revenues from our international sales and sales to distributors will continue to represent a significant portion of our net revenues. International sales and sales to distributors are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements, and foreign government regulations and risk of payment by distributors. See Item 1A — Risk Factors.

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

In the years ended December 31 2009, 2008 and 2007, we spent $212 million, $260 million and $272 million, respectively, on research and development. Research and development expenses are charged to operations as incurred. We expect these expenditures will increase in the future as we continue to invest in new products and new processing technology.

Competition

We operate in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Cypress, Freescale, Fujitsu, Hitachi, IBM, Infineon, Intel, LSI Logic, Microchip, Philips, Renesas, Samsung, Sharp, Spansion, STMicroelectronics, Synaptics, Texas Instruments and Toshiba. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last three years, we have experienced significant price competition in several business segments, especially in our Nonvolatile Memory segment for EPROM, Serial EEPROM, and Flash memory products, in our ASIC segment for smart cards, and in our Microcontroller segment for commodity microcontrollers. We expect continuing competitive pressures in our markets from existing competitors and new entrants, new technology and cyclical demand, which, among other factors, will likely maintain the recent trend of declining average selling prices for our products.

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

The semiconductor industry is characterized by vigorous protection and pursuit of IP rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. We from time to time receive communications from third parties asserting patent or other IP rights covering our products or processes. In order to avoid the significant costs associated with our defense in litigation involving such claims, we may license the use of the technologies that are the subject of these claims from such companies and be required to make corresponding royalty payments, which may harm our operating results.

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

Employees

At December 31, 2009, we employed approximately 5,600 employees compared to approximately 6,400 employees at December 31, 2008. Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly highly skilled design, process and test engineers necessary for the manufacture of existing products and the development of new products and processes. The competition for such personnel is intense, and the loss of key employees, most of who are not subject to an employment agreement for a specified term or a post-employment non-competition agreement, could harm our business.

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

Geographic Areas

In 2009, 17% of our net revenues were derived from customers in the United States, 50% from customers in Asia, 31% from customers in Europe and 2% from customers in other regions. This disclosure is determined based on the destination of our products when they are shipped.

As of December 31, 2009, we owned long-lived assets in the United States amounting to $105 million, in France amounting to $36 million, in Germany amounting to $21 million, and in the United Kingdom amounting to $5 million. See Note 14 of Notes to Consolidated Financial Statements for further discussion.

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

Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:

•	the nature of both the semiconductor industry and the markets addressed by our products;

•	our transition to a fab-lite strategy;

•	our dependence on selling through distributors;

•	our increased dependence on outside foundries and their ability to meet our volume, quality and delivery objectives, particularly during times of increasing demand along with inventory excesses or shortages due to reliance on third party manufacturers;

•	global economic and political conditions;

•	compliance with U.S. and international antitrust trade and export laws and regulations by us and our distributors;

•	fluctuations in currency exchange rates and revenues and costs denominated in foreign currencies;

•	ability of independent assembly contractors to meet our volume, quality and delivery objectives;

•	success with disposal or restructuring activities;

•	fluctuations in manufacturing yields;

•	the average margin of the mix of products we sell;

•	third party intellectual property infringement claims;

•	the highly competitive nature of our markets;

•	the pace of technological change;

•	natural disasters or terrorist acts;

•	assessment of internal controls over financial reporting;

•	ability to meet our debt obligations;

•	our ability to maintain good relationships with our customers;

•	long-term contracts with our customers;

•	our compliance with international, federal and state, environmental, privacy and other regulations;

•	personnel changes;

•	performance-based restricted stock units;

•	business interruptions;

•	system integration disruptions;

•	anti-takeover effects in our certificate of incorporation and bylaws;

•	the unfunded nature of our foreign pension plans and that any requirement to fund these plans could negatively impact our cash position;

•	the effects of our acquisition strategy, such as unanticipated accounting charges, which may adversely affect our results of operations;

•	utilization of our manufacturing capacity;

•	disruptions to the availability of raw materials which could impact our ability to supply products to our customers;

•	costs associated with, and the outcome of, any litigation to which we are, or may become, a party;

•	product liability claims that may arise, which could result in significant costs and damage to our reputation;

•	audits of our income tax returns, both in the U.S. and in foreign jurisdictions;

•	complexity of our legal entity organizational structure; and

•	compliance with economic incentive terms in certain government grants.

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

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS.

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Global semiconductor sales increased 9% to $248 billion in 2006, and 3% to $256 billion in 2007. Global semiconductor sales decreased by 3% to $249 billion in 2008, and 9% to $226 billion in 2009. The Semiconductor Industry Association predicts that the semiconductor industry is well positioned for growth in 2010.

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

THE EFFECTS OF THE CURRENT GLOBAL RECESSIONARY MACROECONOMIC ENVIRONMENT HAVE IMPACTED OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

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

As part of our fab-lite strategy, we have reduced the number of manufacturing facilities we own. In May 2008, we completed the sale of our North Tyneside, United Kingdom wafer fabrication facility. In December 2008, we sold our wafer fabrication operation in Heilbronn, Germany. In December 2009, we announced that we had entered into an exclusivity agreement with LFoundry GmbH for the potential sale of our Rousset, France manufacturing operations. In the future, we will be increasingly relying on the utilization of third-party foundry manufacturing partners. As part of this transition we have expanded and will continue to expand our foundry relationships by entering into new agreements with third-party foundries. If these agreements are not completed on a timely basis, or the transfer of production is delayed for other reasons, the supply of certain of our products could be disrupted, which could harm our business. In addition, difficulties in production yields can often occur when transitioning to a new third-party manufacturer. If such foundries fail to deliver quality products and components on a timely basis, our business could be harmed.

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

OUR REVENUES ARE DEPENDENT ON SELLING THROUGH DISTRIBUTORS.

Sales through distributors accounted for 55%, 48% and 44% of our net revenues for the years ended December 31, 2009, 2008 and 2007, respectively. We market and sell our products through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon relatively short notice to the other party. These agreements are non-exclusive and also permit our distributors to offer our competitors’ products.

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

Additionally, distributors typically maintain an inventory of our products. For certain distributors, we have signed agreements that protect the value of their inventory of our products against price reductions, as well as provide for rights of return under specific conditions. In addition, certain agreements with our distributors also contain standard stock rotation provisions permitting limited levels of product returns. We defer the gross margins on our sales to these distributors until the applicable products are re-sold by the distributors. However, in the event of an unexpected significant decline in the price of our products or significant return of unsold inventory, we may experience inventory write-downs, charges to reimburse costs incurred by distributors, or other charges or adjustments which could harm our revenues and operating results.

WE BUILD SEMICONDUCTORS BASED ON FORECASTED DEMAND, AND AS A RESULT, CHANGES TO FORECASTS FROM ACTUAL DEMAND MAY RESULT IN EXCESS INVENTORY OR OUR INABILITY TO FILL CUSTOMER ORDERS ON A TIMELY BASIS WHICH MAY HARM OUR BUSINESS.

We schedule production and build semiconductor devices based primarily on our internal forecasts, as well as non-binding forecasts from customers for orders that may be cancelled or rescheduled with short notice. Our customers frequently place orders requesting product delivery in a much shorter period than our lead time to fully fabricate and test devices. Because the markets we serve are volatile and subject to rapid technological, price and end user demand changes, our forecasts of unit quantities to build may be significantly incorrect. Changes to forecasted demand from actual demand may result in us producing unit quantities in excess of orders from customers, which could result in the need to record additional expense for the write-down of inventory, negatively affecting gross margins and results of operations.

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

When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where we have significant operations and costs denominated in European currencies, our costs will decrease if the local currency weakens. Conversely, our costs will increase if the local currency strengthens against the dollar. The net effect of average exchange rates in the year ended December 31, 2009, compared to the average exchange rates in the years ended December 31, 2008, resulted in a favorable impact to operating results of $21 million in 2009. This impact is determined assuming that all foreign currency denominated transactions that occurred in the year ended December 31, 2009 were recorded using the average foreign currency exchange rates in the same period in 2008. Net revenues denominated in foreign currencies, were 24%, 23% and 22% of total net revenues in the years ended December 31, 2009, 2008 and 2007, respectively. Costs denominated in foreign currencies, were 39%, 47% and 51% of total costs in the years ended December 31, 2009, 2008 and 2007, respectively.

We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 29% and 30% of our accounts receivable were denominated in foreign currencies as of December 31, 2009 and 2008, respectively.

We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 27% and 36% of our accounts payables were denominated in foreign currencies as of December 31, 2009 and 2008, respectively. Approximately 15% and 12% of our debt obligations were denominated in foreign currencies as of December 31, 2009 and 2008, respectively.

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

WE FACE BUSINESS DISRUPTION RISKS AS WELL AS THE RISK OF SIGNIFICANT UNANTICIPATED COSTS ASSOCIATED WITH DISPOSAL OR RESTRUCTURING ACTIVITIES.

In the first quarter of 2009, we announced our intention to pursue strategic alternatives for our ASIC business and related manufacturing assets as part of our transformation plan, which is aimed at focusing on our high-growth and high-margin businesses. In December 2009, we announced that we had entered into an exclusivity agreement with LFoundry GmbH for the potential sale of our Rousset, France manufacturing operations. In January 2010, we announced that following a comprehensive review of alternatives for our ASIC business, we would continue to explore the potential sale of our Smart Card (SMS) business located in Rousset, France and East Kilbride, UK and that we intended to discontinue potential sale discussions for our Customer Specific Products (CSP) and Aerospace businesses. We are continually reviewing potential changes in our business and asset portfolio throughout our worldwide operations, including those located in Europe in order to enhance our overall competitiveness and viability. However, reducing our wafer fabrication capacity involves significant potential costs and delays, particularly in Europe, where the extensive statutory protection of employees imposes substantial restrictions on employers when the market requires downsizing. We may incur additional costs including compensation to employees and the potential requirement to repay governmental subsidies. We may experience further delays to completing the sale of the Rousset manufacturing operations due to local government agencies and requirements and approvals of governmental and judicial bodies. We have in the past and may in the future experience labor union or workers council objections, or labor unrest actions (including possible strikes), which could result in reduced production output. Significant reductions to output or increases in cost could harm our business and operating results.

We continue to evaluate the existing restructuring accruals related to previously implemented restructuring plans. As a result, there may be additional restructuring charges or reversals or recoveries of previous charges. However, we may incur additional restructuring and asset impairment charges in connection with additional restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results.

OUR INTENTION TO PURSUE THE SALE OF OUR FABRICATION FACILITY IN ROUSSET, FRANCE MAY IN THE FUTURE TRIGGER IMPAIRMENT CHARGES AND/OR RESULT IN A LOSS ON SALE OF ASSETS.

On December 17, 2009, we announced that we entered into an exclusivity agreement with LFoundry GmbH for the purchase of our manufacturing operations in Rousset, France. As a result of this agreement, we determined that certain assets and liabilities were no longer included in the disposal group as they were not being acquired or assumed by the buyer, and as result, we reclassified these assets and liabilities back to held and used as of December 31, 2009 and recorded an asset impairment charge of $80 million. The assets and liabilities that remain in the disposal group are classified as held for sale and are carried on the consolidated balance sheet at December 31, 2009, at the lower of their carrying amount or fair value less cost to sell. In determining any potential write down of these assets and liabilities, we considered both the net book value of the disposal group, which was $83 million and also a credit balance of $129 million related to foreign currency translation adjustments (“CTA balance”) that is recorded within stockholders’ equity. As a result, no impairment charge was recorded for the disposal group as its carrying value, net of the CTA balance, cannot be reduced to below zero. The CTA balance remaining in stockholders’ equity at the date of sale will be released to the statement of operations at that date.

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

WE MAY FACE THIRD PARTY INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT COULD BE COSTLY TO DEFEND AND RESULT IN LOSS OF SIGNIFICANT RIGHTS.

The semiconductor industry is characterized by vigorous protection and pursuit of IP rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. We from time to time receive communications from third parties asserting patent or other IP rights covering our products or processes. In order to avoid the significant costs associated with our defense in litigation involving such claims, we may license the use of the technologies that are the subject of these claims from such companies and be required to make corresponding royalty payments, which may harm our operating results.

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

We compete in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as AMD, Cypress, Freescale, Fujitsu, Hitachi, IBM, Infineon, Intel, LSI Logic, Microchip, Philips, Renesas, Samsung, Sharp, Spansion, STMicroelectronics, Synaptics, Texas Instruments and Toshiba. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we have introduced new products we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last several years, we have experienced significant price competition in several business segments, especially in our nonvolatile memory segment for EPROM, Serial EEPROM and Flash memory products, as well as in our commodity microcontrollers and smart cards. We expect continuing competitive pressures in our markets from existing competitors, new entrants, new technology and cyclical demand, among other factors, will likely maintain the recent trend of declining average selling prices for our products.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

Net revenues outside the United States accounted for 83%, 86% and 87% of our net revenues in the years ended December 31, 2009, 2008 and 2007, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:

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

Approximately 24%, 23% and 22% of our net revenues in the years ended December 31, 2009, 2008 and 2007, respectively, were denominated in foreign currencies. Operating costs denominated in foreign currencies, were approximately 39%, 47% and 51% of our total operating costs in the years ended December 31, 2009, 2008 and 2007, respectively.

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

A failure to maintain effective internal control over financial reporting, including a failure to implement effective new controls to address changes to our business, could result in a material misstatement of our consolidated financial statements or cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

OUR DEBT LEVELS COULD HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING, AND OUR ABILITY TO MEET OUR DEBT OBLIGATIONS WILL BE DEPENDENT UPON OUR FUTURE PERFORMANCE.

As of December 31, 2009, our total debt was $95 million, compared to $145 million at December 31, 2008. Our debt-to-equity ratio was 0.82 and 0.91 at December 31, 2009 and 2008, respectively. Increases in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.

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

ACCOUNTING FOR OUR PERFORMANCE-BASED RESTRICTED STOCK UNITS IS SUBJECT TO JUDGMENT AND MAY LEAD TO UNPREDICTABLE EXPENSE RECOGNITION.

We have issued performance-based restricted stock units to eligible employees payable to a maximum of 10 million shares of our common stock under the 2005 Stock Plan. These restricted stock units vest only if we achieve certain quarterly operating margin performance criteria over the performance period of July 1, 2008 to December 31, 2012. Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. We recognize the stock-based compensation expense for performance-based restricted stock units when we believe it is probable that we will achieve certain future quarterly operating margin performance criteria. If achieved, the award vests over a specified remaining performance period. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures.

In the fourth quarter of 2009, after significant improvement to operating results and customer order rates, we recorded stock-based compensation expense of $3 million, as we re-assessed the probability of achieving the performance criteria and estimated that it is probable that a portion of the performance criteria will be achieved by December 31, 2012. We are required to reassess this probability at each reporting date, and any change in our forecasts may result in an increase or decrease to the expense recognized.

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

We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $29 million and $27 million at December 31, 2009 and 2008, respectively. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. Cash funding for benefits paid in was $1 million in 2009, and we expect to pay approximately $1 million in 2010. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.

FUTURE ACQUISITIONS MAY RESULT IN UNANTICIPATED ACCOUNTING CHARGES OR OTHERWISE ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND RESULT IN DIFFICULTIES IN ASSIMILATING AND INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES OR BUSINESSES, OR BE DILUTIVE TO EXISTING STOCKHOLDERS.

A key element of our business strategy includes expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our skilled engineering workforce or enhance our technological capabilities. Between January 1, 1999 and December 31, 2009, we acquired four companies and certain assets of three other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. For example, on March 6, 2008, we completed the purchase of Quantum, a developer of capacitive sensing IP and solutions for user interfaces.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. At December 31, 2009, we had $56 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2009 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

Our operating results are also adversely affected when we operate at production levels below optimal capacity. Lower capacity utilization results in certain costs being charged directly to expense and lower gross margins. During 2007, we lowered production levels significantly at our North Tyneside, United Kingdom manufacturing facility to avoid building more inventory than we were forecasting orders for. As a result, operating costs for these periods were higher than in prior periods negatively impacting gross margins. We closed our North Tyneside manufacturing facility in the first quarter of 2008. In addition, our other manufacturing facilities could experience conditions requiring production levels to be reduced below optimal capacity levels. If we are unable to operate our manufacturing facilities at optimal production levels, our operating costs will increase and gross margin and results from operations will be negatively impacted. Gross margins were negatively impacted in the year ended December 31, 2009 primarily due to factory under utilization costs, as well as higher per-unit costs, resulting from reduced factory loading at our wafer fabrication and test facilities.

Our manufacturing facilities could experience conditions in the future requiring production levels to be reduced below optimal capacity levels. If we are unable to operate our manufacturing facilities at optimal production levels, our operating costs will increase and gross margin and results from operations will be negatively impacted.

DISRUPTIONS TO THE AVAILABILITY OF RAW MATERIALS CAN IMPACT OUR ABILITY TO SUPPLY PRODUCTS TO OUR CUSTOMERS, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

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

WE COULD FACE PRODUCT LIABILITY CLAIMS THAT RESULT IN SIGNIFICANT COSTS AND DAMAGE TO OUR REPUTATION WITH CUSTOMERS, WHICH WOULD NEGATIVELY IMPACT OUR OPERATING RESULTS.

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

OUR LEGAL ENTITY ORGANIZATIONAL STRUCTURE IS COMPLEX, WHICH COULD RESULT IN UNANTICIPATED UNFAVORABLE TAX OR OTHER CONSEQUENCES, WHICH COULD HAVE AN ADVERSE AFFECT ON OUR NET INCOME(LOSS) AND FINANCIAL CONDITION. WE CURRENTLY HAVE OVER 40 ENTITIES GLOBALLY AND SIGNIFICANT INTERCOMPANY LOANS BETWEEN ENTITIES.

We currently operate legal entities in countries where we conduct manufacturing, design, and sales operations around the world. In some countries, we maintain multiple entities for tax or other purposes. Certain entities have significant unsettled intercompany balances that could result in adverse tax or other consequences related to capital structure, loan interest rates and legal entity structure changes. We expect to reduce the level of complexity of our legal entity structure over time, as well as reduce intercompany loan balances. However, we may incur additional income tax or other expense related to loan settlement or loan restructuring actions, or incur additional costs related to legal entity restructuring or dissolution efforts.

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

CURRENT AND FUTURE LITIGATION AGAINST US COULD BE COSTLY AND TIME CONSUMING TO DEFEND.

We are subject to legal proceedings and claims that arise in the ordinary course of business. See Item 3 of this Form 10-K. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, results of operations, financial condition and liquidity.

For example, in October 2008, officials of the EU Commission (the “Commission”) conducted an inspection at the offices of one of our French subsidiaries. We have been informed that the Commission was seeking evidence of potential violations by us or our subsidiaries of the EU’s competition laws in connection with the Commission’s investigation of suppliers of integrated circuits for smart cards. We have responded to the Commission’s September and October 2009 requests for information. We continue to cooperate with the Commission’s investigation and have not received any specific findings, monetary demand or judgment through the date of filing this Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At December 31, 2009, we owned the major facilities described below:

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

From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. Additional derivative actions were filed in the United States District Court for the Northern District of California (later consolidated with the previously-filed federal derivative actions) and the Delaware Chancery Court. All the suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. In June 2008, the federal district court denied the Company’s motion to dismiss for failure to make a demand on the board, and granted in part and denied in part motions to dismiss filed by the individual defendants. On December 18, 2009, the federal district court preliminarily approved a partial global settlement of these actions, and several other actions seeking to compel inspection of Company books and records. The settlement remains subject to final court approval and, among other things, resolves all claims against all defendants, except Atmel’s former general counsel James Michael Ross, related to the allegations and/or matters set forth in all the derivative actions. The terms of the settlement — previously disclosed in a January 29, 2010 Form 8-K (incorporated herein by reference) — provide for: (1) a direct financial benefit to Atmel of $9.7 million; (2) the adoption and/or implementation of a variety of corporate governance enhancements, particularly in the way Atmel grants and documents grants of employee stock option awards; (3) the payment by Atmel of plaintiffs’ counsels’ attorneys’ fees, costs, and expenses in the amount of $4.9 million; and (4) the dismissal with prejudice of all claims by and between the settling parties and releases of all claims against the settling defendants. The claims against Mr. Ross remain pending. Discovery is ongoing, and no trial date has been set.

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

In October and November 2008, three purported class actions were filed in Delaware Chancery Court against the Company and/or all current members of its Board of Directors arising out of the unsolicited proposal made on October 1, 2008 by Microchip Technology Inc. (“Microchip”) and ON Semiconductor (“ON”) to acquire the Company. The three cases eventually were consolidated, with the complaint in Louisiana Municipal Employees Retirement System v. Laub designated the operative complaint. As initially filed, that complaint had only one cause of action — for breach of fiduciary duty — and asked the court to declare that the directors breached their fiduciary duty by refusing to consider the Microchip/ON offer in good faith, to invalidate any defensive measures that had been taken, and to award an unspecified amount of compensatory damages. Plaintiff filed an Amended Complaint on June 2, 2009 (adding a declaratory judgment claim to the breach of fiduciary duty claim). In addition, in mid-November 2008, a fourth case arising out of the Microchip/ON proposal, Zucker v. Laub, was filed in California in the Superior Court for Santa Clara County. Zucker was stayed in favor of the Delaware actions. On September 14, 2009, a Memorandum of Understanding (“MOU”) was signed setting forth an agreement-in-principle to settle all litigation arising out of the Company’s response to the Microchip/ON proposal in exchange for certain therapeutic provisions relating to the Company’s stockholder rights plan (the therapeutic provisions previously were disclosed in a September 18, 2009 Form 8-K (incorporated herein by reference)). The agreement-in-principle outlined in the MOU was subject to and conditioned upon the negotiation and execution of a settlement agreement and final court approval. On January 8, 2010, the Delaware Chancery Court entered an Order and Final Judgment (“Order”) approving the settlement. Pursuant to the Company’s pre-existing obligations to indemnify the directors, and the terms of the approved settlement agreement, the Company paid plaintiffs’ counsel $1 million for attorneys’ fees and expenses. The Company accrued for this payment during the third quarter of 2009, and all these matters now are concluded.

On October 9, 2008, the Air Pollution Control Division (“APCD”) of the State of Colorado Department of Public Health and Environment issued a Compliance Advisory notice to the Company’s Colorado Springs facility for purported violations of the law and non-compliance with the Company’s Colorado Construction Permit Number 91EP793-1 Initial Approval Modification 3 (“Permit”). The Compliance Advisory notice also claimed that the Company failed to meet other regulatory requirements. The APCD sought administrative penalties and compliance by the Company with applicable laws, regulations and Permit terms. Effective October 1, 2009, the Company and the APCD entered into a Compliance Order on Consent (“COC”) that resolves this matter. The COC required that the Company pay a fine of $0.1 million, 80 percent of which the Company is offsetting through the performance of a supplemental environmental project.

On June 3, 2009, the Company filed an action in Santa Clara County Superior Court against three of its now-terminated Asia-based distributors, NEL Group Ltd. (“NEL”), Nucleus Electronics (Hong Kong) Ltd. (“NEHK”) and TLG Electronics Ltd. (“TLG”). The Company seeks, among other things, to recover $8.5 million owed it, plus applicable interest and attorneys fees. On June 9, 2009, NEHK separately sued Atmel in Santa Clara County Superior Court, alleging that Atmel’s suspension of shipments to NEHK on September 23, 2008-one day after TLG appeared on the Department of Commerce, Bureau of Industry and Security’s Entity List-breached the parties’ International Distributor Agreement. NEHK also alleges that Atmel libeled it, intentionally interfered with contractual relations and/or prospective business advantage, and violated California Business and Professions Code Sections 17200 et seq. and 17500 et seq. NEHK alleges damages exceeding $10 million. Both matters now have been consolidated. On July 29, 2009, NEL filed a cross-complaint against Atmel that alleges claims virtually identical to those NEHK has alleged, and seeks unspecified damages. Discovery in the case is ongoing and no trial date has yet been set. The Company intends to prosecute its claims and defend the NEHK/NEL claims vigorously. TLG did not answer, and the Court entered a default judgment of $2.7 million on November 23, 2009.

On July 16, 2009, James M. Ross, the Company’s former General Counsel, filed a lawsuit in Santa Clara County Superior Court challenging his termination, and certain actions the Company took thereafter. The Complaint, as amended and narrowed by motion practice, contains 12 causes of action, including: (1) several claims arising out of the Company’s treatment of his post-termination attempt to exercise stock options; (2) breach of a purported oral contract to pay a bonus upon the sale of the Company’s Grenoble division; (3) defamation; (4) violation of Section 17200 of the California Business and Professions Code; and (5) violations of the California Labor Code. Discovery is ongoing and no trial date has yet been set. The Company intends to vigorously defend this action.

On December 18, 2009, Mr. Ross filed another lawsuit in Delaware Chancery Court seeking (pursuant to Section 145 of the Delaware General Corporation Law) to enforce certain rights granted him under his indemnification agreement with the Company, and to recover damages for any breach of that agreement. In particular, Mr. Ross alleges that the Company breached the agreement in the way it negotiated and structured the partial global settlement in the backdating cases, described above. He also seeks advancement of fees and indemnification in connection with the Delaware lawsuit. The Company intends to vigorously defend this action.

On July 24, 2009, 56 former employees of Atmel’s Nantes facility filed claims in the First Instance labour court, Nantes, France against the Company and MHS Electronics claiming that (1) the Company’s sale of the Nantes facility to MHS (XbyBus SAS) in 2005 did not result in the transfer of their labor agreements to MHS, and (2) these employees should still be considered Atmel employees, with the right to claim related benefits from Atmel. Alternatively, each employee seeks damages of at least 0.045 million Euros and court costs. At an initial hearing on October 6, 2009, the Court set a briefing schedule and said it will issue a ruling on October 6, 2010. These claims are similar to those filed in the First Instance labour court in October 2006 by 47 other former employees of Atmel’s Nantes facility (MHS was not named a defendant in the earlier claims). On July 24, 2008, the judge hearing the earlier claims issued an oral ruling in favor of the Company, finding that there was no jurisdiction for those claims by certain “protected employees,” and denying the claims as to all other employees. Forty of those earlier plaintiffs appealed, and on February 11, 2010, the Court of Appeal of Rennes, France affirmed the lower court’s ruling. The Company intends to continue defending all these claims vigorously.

From time to time, the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims. As well, from time to time, the Company receives from customers demands for indemnification, or claims relating to the quality of our products, including claims for additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting their defective products, costs for product recalls or other damages. The Company accrues for losses relating to such claims that the Company considers probable and for which the loss can be reasonably estimated.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market’s Global Select Market under the symbol “ATML.” The last reported price for our stock on January 29, 2010 was $4.64 per share. The following table presents the high and low sales prices per share for our common stock as quoted on The NASDAQ Global Select Market for the periods indicated.

	High	Low

Year ended December 31, 2008:
First Quarter	$4.32	$2.96
Second Quarter	$4.47	$3.21
Third Quarter	$4.34	$3.19
Fourth Quarter	$4.55	$2.54
Year ended December 31, 2009:
First Quarter	$3.92	$2.98
Second Quarter	$4.29	$3.29
Third Quarter	$4.43	$3.66
Fourth Quarter	$4.76	$3.68

As of January 29, 2010, there were approximately 1,719 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

No cash dividends have been paid on our common stock, and we currently have no plans to pay cash dividends in the future.

During the fourth quarter ended December 31, 2009, we did not repurchase our common stock or issue unregistered securities.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables include selected summary financial data for each of our last five years. This data is not necessarily indicative of results of future operations and should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The data for fiscal years 2009, 2008, and the consolidated statement of operations data for 2007 are derived from, and are qualified by, our audited financial statements that are included in this Annual Report on Form 10-K. The balance sheet data for fiscal year 2007 and all data for fiscal years 2006 and 2005 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Net revenues	$1,217,345	$1,566,763	$1,639,237	$1,670,887	$1,561,107

(Loss) income from continuing operations before income taxes(1)(5)(6)	(136,039)	(20,243)	55,709	(73,702)	(62,690)

(Loss) income from continuing operations	(109,498)	(27,209)	47,885	(98,651)	(49,627)
Income from discontinued operations, net of provision for income taxes	—	—	—	12,969	16,276
Gain on sale of discontinued operations, net of provision for income taxes(2)	—	—	—	100,332	—

Net (loss) income	$(109,498)	$(27,209)	$47,885	$14,650	$(33,351)

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.24)	$(0.06)	$0.10	$(0.20)	$(0.10)
Income from discontinued operations, net of provision for income taxes	—	—	—	0.02	0.03
Gain on sale of discontinued operations, net of provision for income taxes	—	—	—	0.21	—

Net (loss) income	$(0.24)	$(0.06)	$0.10	$0.03	$(0.07)

Weighted-average shares used in basic net (loss) income per share calculations	451,755	446,504	477,213	487,413	481,534

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.24)	$(0.06)	$0.10	$(0.20)	$(0.10)
Income from discontinued operations, net of provision for income taxes	—	—	—	0.02	0.03
Gain on sale of discontinued operations, net of provision for income taxes	—	—	—	0.21	—

Net (loss) income	$(0.24)	$(0.06)	$0.10	$0.03	$(0.07)

Weighted-average shares used in diluted net (loss) income per share calculations	451,755	446,504	481,737	487,413	481,534

	As of December 31,
	2009	2008	2007	2006	2005

Cash and cash equivalents	$437,509	$408,926	$374,130	$410,480	$300,323
Cash and cash equivalents and short-term investments	476,140	440,633	429,947	466,744	348,255
Fixed assets, net(3)	203,219	383,107	579,566	602,290	874,618
Total assets	1,392,842	1,530,654	1,702,753	1,818,539	1,933,936
Long-term debt and capital leases less current portion(4)	9,464	13,909	20,408	60,333	133,479
Stockholders’ equity	764,407	802,084	823,479	953,894	937,371

(1)	We recorded asset impairment charges (recovery) of $80 million, $8 million, $(1) million, $83 million and $13 million in the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively, and restructuring charges of $7 million, $71 million, $13 million, $9 million, and $4 million in the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively, related to employee termination costs, as well as industry changes and the related realignment of our businesses in response to those changes. We recorded a gain on sale of assets of $0.2 million and $33 million in the years ended December 31, 2009 and 2008 and a loss on sale of assets of $13 million in the year ended December 31, 2005. We also recorded $2 million, $1 million, $1 million and $30 million in charges for grant repayments in the years ended December 31, 2009, 2008, 2007 and 2006, respectively.

(2)	On July 31, 2006, we sold our Grenoble, France, subsidiary to e2v technologies plc, a British corporation, for approximately $140 million. We recorded a gain on the sale of approximately $100 million, net of assets transferred, working capital adjustments and accrued income taxes in the year ended December 31, 2006.

(3)	Fixed assets, net was reduced for the respective periods as a result of the asset impairment charges (recovery) discussed in (1) above. Additionally, we reclassified $83 million and $35 million in fixed assets to assets held for sale as of December 31, 2009 and 2006, respectively, relating to our fabrication facilities in Rousset, France and Irving, Texas, respectively.

(4)	On May 23, 2006, substantially all of the convertible notes outstanding at the time were redeemed for approximately $144 million. The remaining balance of approximately $1 million was called by us in June 2006.

(5)	On January 1, 2006, we adopted accounting guidance related to share-based payment. It required us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. As a result, we recorded pre-tax, stock-based compensation expense of $30 million, $29 million, $17 million and $9 million in the years ended December 31, 2009, 2008, 2007 and 2006, respectively, excluding acquisition-related stock compensation expenses.

(6)	On March 6, 2008, we acquired Quantum Research Group Ltd. (“Quantum”) for $96 million, excluding $9 million related to adjustments for contingent considerations. We recorded $16 million and $24 million in acquisition-related charges in the years ended December 31, 2009 and 2008, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2010, our gross margins, anticipated revenues by geographic area, operating expenses and capital expenditures, cash flow and liquidity measures including the anticipated sale of auction rate securities to UBS Financial Services, Inc., factory utilization, charges related to and the effect of our strategic transactions, restructuring, performance restricted stock units, and other strategic efforts, particularly the potential sale of portions of our ASIC business, and our expectations regarding tax matters and the effects of exchange rates and efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A — Risk Factors, and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-K.

Overview of 2009 Operating Results

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

Net revenues decreased to $1,217 million in the year ended December 31, 2009 from $1,567 million in the year ended December 31, 2008, a decrease of $349 million or 22%, as a result of global economic weakness affecting all electronic markets beginning in the third quarter of 2008. Lower levels of inventory carried by our distribution partners also contributed to reduced shipments levels compared to prior periods. All of our business units were impacted by reduced demand in the year ended December 31, 2009, compared to December 31, 2008, with our RF and Automotive business unit impacted the most (declining 41% year over year) and our Microcontroller business impacted the least (declining just 12% year over year).

Gross margin declined to 33.9% for the year ended December 31, 2009, compared to 37.7% in the year ended December 31, 2008. Gross margin for 2009 was negatively impacted by lower factory utilization at our wafer fabrication facilities and test operations during the first half of 2009. Our internal operations have significant fixed costs that cannot be reduced as quickly as our shipment levels, which have declined over the last 12 months. In addition, gross margins have been unfavorably impacted by inventory write downs and competitive pricing pressures during the year ended December 31, 2009. As order levels have increased significantly in the second half of 2009, we began increasing production levels and factory loading. We expect gross margin levels to improve in 2010 from increased factory loading, as well as a more favorable mix of higher margin microcontroller products included in our net revenues.

We develop process technologies to ensure our products provide the maximum possible performance. In the year ended December 31, 2009, we manufactured approximately 88% of our products in our own wafer fabrication facilities.

We continue to take significant actions to improve operational efficiencies and further reduce costs. In the years ended December 31, 2009, 2008 and 2007, we incurred $7 million, $71 million and $13 million, respectively, in restructuring charges related to headcount reductions and facility closure costs primarily related to our manufacturing operations. During the year, these various restructuring activities resulted in headcount totals reduced to 5,600 employees as of December 31, 2009 from 6,400 as of December 31, 2008.

Benefit from income taxes totaled $27 million in the year ended December 31, 2009, compared to a provision for income taxes of $7 million in the year ended December 31, 2008. The tax benefit recorded for the year ended December 31, 2009 is primarily related to the recognition of foreign research and development (“R&D”) credits as well as reduced taxable income in certain foreign jurisdictions during 2009.

In the three months ended December 31, 2009, we recorded out-of-period adjustments totaling $9 million to record income tax expense associated with certain foreign intercompany loans and alternative minimum tax, which related to fiscal years 2003 to 2008. In addition, during the three months ended June 30, 2009, we recorded an out-of-period adjustment of $1 million to correct alternative minimum tax liabilities that were overstated in 2008. The net impact of out-of-period adjustments related to prior years totaled $8 million for the year ended December 31, 2009. We have assessed the impact of correcting these errors in the current period and do not believe that these amounts are material to any prior period financial statements, nor is the correction of these errors material to the 2009 financial statements. As a result, we have not restated any prior period amounts.

Cash provided by operating activities totaled $122 million and $111 million in the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, our cash, cash equivalents and short-term investments totaled $476 million, compared to $441 million at December 31, 2008. Our total debt decreased to $95 million at December 31, 2009 from $145 million at December 31, 2008 due to debt repayments. Our current liabilities decreased to $400 million at December 31, 2009 from $496 million at December 31, 2008, primarily due to debt repayment of $51 million and a decrease in accrued and other liabilities of $49 million. As a result of lower production levels during 2009, inventory levels decreased significantly. Inventory totaled $226 million at December 31, 2009, compared to $324 million at December 31, 2008. The decline of $98 million year over year was also due, in part, to $16 million of fab work-in-process inventory reclassified to assets held for sale as of December 31, 2009.

On March 6, 2008, we acquired Quantum Research Group Ltd. (“Quantum”) for an initial purchase price of $96 million, subsequently increased to $105 million due to contingent consideration earned. The results of operations of Quantum are included in our Microcontroller segment from the date of acquisition.

In the first quarter of 2009, we announced our intention to pursue strategic alternatives for our ASIC business and related manufacturing assets as part of our transformation plan, which is aimed at focusing on our high-growth and high-margin businesses. In December 2009, we announced that we had entered into an exclusivity agreement with LFoundry GmbH for the potential sale of our Rousset, France manufacturing operations. In January 2010, we announced that following a comprehensive review of alternatives for our ASIC business, we would continue to explore the potential sale of our Smart Card (SMS) business located in Rousset, France and East Kilbride, UK and that we intended to discontinue potential sale discussions for our Customer Specific Products (CSP) and Aerospace businesses. As a result of this agreement, we have reclassified the assets and liabilities related to the manufacturing operations to held for sale as of December 31, 2009. In connection with the proposed sale of the manufacturing operations, we assessed the fair value of the real property and the equipment to be retained and concluded the fair value of the real property was lower than its carrying value; therefore, we recorded an impairment charge of $80 million in the fourth quarter of 2009.

RESULTS OF CONTINUING OPERATIONS

	Years Ended
	December 31, 2009		December 31, 2008		December 31, 2007
	(In thousands, except percentage of net revenues)

Net revenues	$1,217,345	100.0%	$1,566,763	100.0%	$1,639,237	100.0%
Gross profit	413,007	33.9%	590,540	37.7%	580,231	35.4%
Research and development	212,045	17.4%	260,310	16.6%	272,041	16.6%
Selling, general and administrative	221,334	18.2%	273,196	17.4%	242,811	14.8%
Acquisition-related charges	16,349	1.3%	23,614	1.5%	—	—
Charges for grant repayments	1,554	0.1%	718	0.0%	1,464	0.1%
Restructuring charges	6,681	0.5%	71,324	4.6%	13,239	0.8%
Asset impairment charges (recovery)	79,841	6.6%	7,969	0.5%	(1,057)	(0.1)%
Gain on sale of assets	(164)	0.0%	(32,654)	(2.1)%	—	—

(Loss) income from operations	$(124,633)	(10.2)%	$(13,937)	(0.9)%	$51,733	3.2%

Net Revenues

Net revenues decreased to $1,217 million in the year ended December 31, 2009 from $1,567 million in the year ended December 31, 2008, a decrease of $349 million or 22%, as a result of global economic weakness affecting all electronic markets beginning in the third quarter of 2008. Lower levels of inventory carried by our distribution partners also contributed to reduced shipments levels compared to prior periods. All of our business units were impacted by reduced demand in the year ended December 31, 2009, compared to December 31, 2008, with our RFA business unit impacted most (declining 41% year over year) and our Microcontroller business impacted the least (declining just 12% year over year).

Net revenues decreased to $1,567 million in the year ended December 31, 2008 from $1,639 million in the year ended December 31, 2007, a decrease of $72 million, as global economic weakness translated to customers pushing out or cancelling orders as a result of their own reduced demand. The decrease in net revenues in the year ended December 31, 2008, compared to the year ended December 31, 2007 was primarily due to a decrease of $58 million in our RF and Automotive segment net revenues primarily as a result of reduced shipments for BiCMOS foundry products related to communication chipsets for code-division multiple access (“CDMA”) phones of $48 million. ASIC segment net revenues decreased $41 million in the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to a decrease in our custom ASIC products of $24 million. Non-volatile Memory segment net revenue decreased $37 million in the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to reduced demand and lower pricing for Serial EEPROM and Serial Flash products. In addition, our net revenues decreased by an estimated $26 million due to the conversion of certain European distributors to a sell-through revenue model. These decreases were offset in part by an increase in Microcontroller segment net revenues of $64 million primarily due to increases in AVR net revenues of $48 million, or 15%, and our expanding 32-bit microcontroller business of $16 million, or 30%, in the year ended December 31, 2008, compared to the year ended December 31, 2007.

Average exchange rates utilized to translate foreign currency net revenues in Euro were approximately 1.39 and 1.48 Euro to the dollar in the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, changes in foreign exchange rates had an unfavorable impact on net revenues. Had average exchange rates remained the same during the year ended December 31, 2009 as the average exchange rates in effect for the year ended December 31, 2008, our reported net revenues for the year ended December 31, 2009 would have been higher by $18 million or 1.5%.

Net Revenues — By Operating Segment

Our net revenues by operating segment are summarized as follows:

		% of Net	Change	% Change
Segment	2009	Revenues	from 2008	from 2008
	(In thousands, except percentages)

Microcontroller	$457,797	38%	$(64,838)	(12)%
Nonvolatile Memory	290,936	24%	(48,303)	(14)%
RF and Automotive	147,871	12%	(102,348)	(41)%
ASIC	320,741	26%	(133,929)	(29)%

Net revenues	$1,217,345	100%	$(349,418)	(22)%

		% of Net	Change	% Change
Segment	2008	Revenues	from 2007	from 2007

Microcontroller	$522,635	33%	$64,407	14%
Nonvolatile Memory	339,239	22%	(37,436)	(10)%
RF and Automotive	250,219	16%	(58,300)	(19)%
ASIC	454,670	29%	(41,145)	(8)%

Net revenues	$1,566,763	100%	$(72,474)	(4)%

		% of Net
Segment	2007	Revenues

Microcontroller	$458,228	28%
Nonvolatile Memory	376,675	23%
RF and Automotive	308,519	19%
ASIC	495,815	30%

Net revenues	$1,639,237	100%

Microcontroller

Microcontroller segment net revenues decreased 12% to $458 million in the year ended December 31, 2009 from $523 million in the year ended December 31, 2008. The decrease in net revenues was primarily related to reduced demand from customers in Asia as we experienced lower shipments for AVR products to the handset and consumer markets. Revenue for Quantum-related products, following the acquisition of Quantum in 2008, is included within the Microcontroller operating segment.

Microcontroller segment net revenues increased 14% to $523 million in the year ended December 31, 2008 from $458 million in the year ended December 31, 2007. This increase was primarily due to new customer designs utilizing our proprietary AVR microcontroller products, our new QTouch touchscreen products, and our ARM-based microcontroller products. AVR microcontroller revenue grew $48 million or 15% in the year ended December 31, 2008, compared to the year ended December 31, 2007. ARM-based microcontroller products revenue increased $15 million or 28% in the year ended December 31, 2008 from the year ended December 31, 2007. Net revenues for microcontroller products increased due to gains in the 8-bit microcontroller market and ARM-based microcontrollers, growth in the overall microcontroller market including recent high volume customer applications in the consumer and industrial markets, and improved delivery times resulting from higher inventory levels. Our 32-bit microcontroller business also grew 30% in the year ended December 2008, compared to the year ended December 31, 2007. Overall demand for microcontrollers was driven by increased use of embedded control systems in consumer, industrial and automotive products.

Nonvolatile Memory

Nonvolatile memory segment net revenues decreased 14% to $291 million in the year ended December 31, 2009 from $339 million in the year ended December 31, 2008. The decrease in net revenues was primarily related to reduced demand from customers in Asia for Serial EEPROM and Serial Flash memory products as well as further price erosion in certain competitive commodity segments. Pricing trends in this segment have generally been steady during the second half of 2009.

Nonvolatile memory segment net revenues decreased 10% to $339 million in the year ended December 31, 2008 from $377 million in the year ended December 31, 2007. This decrease was primarily due to a reduction of Serial EEPROM and Serial Flash product sales due to reduced demand and increased pricing pressure. Market for our nonvolatile memory products are historically more competitive than other markets we sell in, and as a result, our memory products are subject to greater average declines in selling prices than products in our other segments.

RF and Automotive

RF and Automotive segment net revenues decreased 41% to $148 million in the year ended December 31, 2009 from $250 million in the year ended December 31, 2008. The decrease in net revenues was primarily related to the significant decline in automotive markets, with European automotive markets representing the largest market we support. In addition, net revenues for 2009 decreased $23 million when compared to 2008 as a result of exiting the CDMA and other Heilbronn-based foundry businesses in the year ended December 31, 2008. Other RF and Automotive revenues decreased $79 million in the year ended December 31, 2009 as a result of lower demand and increased pricing pressures, primarily in GPS and DVD customer end-markets.

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

ASIC

ASIC segment net revenues decreased 29% to $321 million in the year ended December 31, 2009 from $455 million in the year ended December 31, 2008. ASIC segment net revenues decreased primarily due to reduced smart card shipments to European telecom and consumer markets of $75 million, offset in part by higher shipments to banking and pay TV end markets. We also experienced reduced demand in our CSP and APG product families, resulting in a decrease of revenue of $61 million in 2009, compared to 2008, from reduced demand for semi-custom and crypto memory products.

ASIC segment net revenues decreased 8% to $455 million in the year ended December 31, 2008 from $496 million in the year ended December 31, 2007. This decrease was primarily a result of lower net revenues for Crypto Memory products of $14 million, or 27%, a decrease of custom ASIC products of $24 million, or 12%, and a decrease in Smart Card products of $3 million, or 2%. These decreases were offset by an increase in our aerospace products of $6 million, or 11%. The decline in Smart card products was primarily due to reduced shipments of lower margin commodity telecommunication products.

Net Revenues by Geographic Area

Our net revenues by geographic areas (attributed to countries based on delivery locations) are summarized as follows: (see Note 14 of Notes to Consolidated Financial Statements for further discussion).

		Change	% Change		Change	% Change
Region	2009	from 2008	from 2008	2008	from 2007	from 2007	2007
	(In thousands, except percentages)

Asia	$607,300	$(146,823)	(19)%	$754,123	$(73,295)	(9)%	$827,418
Europe	380,979	(187,692)	(33)%	568,671	(2,805)	0%	571,476
United States	209,494	(11,857)	(5)%	221,351	1,810	1%	219,541
Other*	19,572	(3,046)	(13)%	22,618	1,816	9%	20,802

Total net revenues	$1,217,345	$(349,418)	(22)%	$1,566,763	$(72,474)	(4)%	$1,639,237

*	Primarily includes South Africa, and Central and South America

Net revenues outside the United States accounted for 83%, 86% and 87% of our net revenues in the years ended December 31, 2009, 2008 and 2007, respectively.

Our net revenues in Asia decreased $147 million, or 19%, in the year ended December 31, 2009, compared to the year ended December 31, 2008 and decreased $73 million or 9% in the year ended December 31, 2008, compared to the year ended December 31, 2007. The decrease in the year ended December 31, 2009 compared to the year ended December 31, 2008 for the region was primarily due to lower shipments of memory and microcontroller products as a result of the overall economic slowdown, as well as reduced demand resulting from lower OEM and distribution inventory levels. The decrease in the year ended December 31, 2008 from the year ended December 31, 2007 for the region was primarily due to reduced shipment for BiCMOS foundry products related to communication chipsets for CDMA phones of $48 million. This decrease was offset in part by increased shipments of AVR microcontrollers, as well as higher unit volumes for Serial Flash and Serial EEPROM products.

Our net revenues in Europe decreased $188 million, or 33% in the year ended December 31, 2009, compared to the year ended December 31, 2008 and decreased $3 million or less than 1% in the year ended December 31, 2008, compared to the year ended December 31, 2007. The decrease in the year ended December 31, 2009 compared to the year ended December 31, 2008 for the region was primarily due to reduced shipments to Smartcard telecom and consumer markets as well as lower demand and increased pricing pressures in GPS, DVD and Automotive markets. The decrease in the year ended December 31, 2008 from the year ended December 31, 2007 for the region was primarily due to lower volume shipments of Smart Card and Automotive products.

Our net revenues in the United States decreased by $12 million, or 5%, in the year ended December 31, 2009, compared to the year ended December 31, 2008 and increased $2 million, or 1% in the year ended December 31,

2008, compared to the year ended December 31, 2007. The decrease in the year ended December 31, 2009 from the year ended December 31, 2008 for the region was primarily a result of the overall global economic slowdown, as well as reduced shipments to Microcontroller customers.

While net revenues in Asia declined year over year, we expect that Asia net revenues will grow more rapidly than other regions in the future. Net revenues in Asia may be impacted in the future as we refine our distribution strategy and optimize our distributor base in this region. It may take time for us to identify financially viable distributors and help them develop high quality support services. There can be no assurances that we will be able to manage this optimization process in an efficient and timely manner.

Effective July 1, 2008, we entered into revised agreements with certain European distributors that allow additional rights, including future price concessions at the time of resale, price protection, and the right to return products upon termination of the distribution agreement. As a result of uncertainties over finalization of pricing for shipments to these distributors, revenues and related costs are deferred until the products are sold by the distributors to their end customers. We consider that the sale prices are not “fixed or determinable” at the time of shipment to these distributors. During 2008, net revenues were impacted by $26 million as a result of this change.

Revenues and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates have had a significant impact on our net revenues and operating costs. Net revenues denominated in foreign currencies were 24%, 23% and 22% of our total net revenues in the years ended December 31, 2009, 2008 and 2007, respectively. Costs denominated in foreign currencies were 39%, 47% and 51% in the years ended December 31, 2009, 2008 and 2007, respectively.

Net revenues denominated in Euro were 23%, 22% and 21% in the years ended December 31, 2009, 2008 and 2007, respectively. Costs denominated in Euro were 35%, 42% and 48% of our total costs in the years ended December 31, 2009, 2008 and 2007, respectively.

Net revenues included 207 million Euro, 230 million Euro and 257 million Euro in the years ended December 31, 2009, 2008 and 2007, respectively. Operating expenses in Euro was 312 million Euro, 429 million Euro and 550 million Euro in the years ended December 31, 2009, 2008 and 2007, respectively.

Average annual exchange rates utilized to translate foreign currency revenues and expenses in euro were approximately 1.39, 1.48 and 1.36 Euro to the dollar in the years ended December 31, 2009, 2008 and 2007, respectively.

During the year ended December 31, 2009, changes in foreign exchange rates had a favorable impact on operating costs and loss from operations compared to the prior year. Had average exchange rates remained the same during the year ended December 31, 2009 as the average exchange rates in effect for the year ended December 31, 2008, our reported revenues for the year ended December 31, 2009 would have been approximately $18 million higher, while our operating expenses would also have been approximately $39 million higher (relating to cost of revenues of $19 million; research and development expenses of $13 million; and sales, general and administrative expenses of $7 million). As our foreign currency expenses exceed foreign currency revenues, the net effect, had foreign currency rates remained the same during the year, would have resulted in an increase to loss from operations of approximately $21 million in the year ended December 31, 2009 compared to the year ended December 31, 2008.

Had average exchange rates remained the same during the year ended December 31, 2008 as the average exchange rates in effect for the year ended December 31, 2007, our reported revenues for the year ended December 31, 2008 would have been approximately $28 million lower, while our operating expenses would have also been approximately $52 million lower (cost of revenues of $32 million; research and development expenses of $14 million; and sales, general and administrative expenses of $6 million). As our foreign currency expenses exceed foreign currency revenues, the net effect, had foreign currency rates remained the same during the year, would have resulted in a decrease to loss from operations of approximately $24 million in the year ended December 31, 2008 compared to the year ended December 31, 2007.

Cost of Revenues and Gross Margin

Gross margin declined to 33.9% in the year ended December 31, 2009, compared to 37.7% in the year ended December 31, 2008. Gross margin in the year ended December 31, 2009 was negatively impacted by higher manufacturing costs resulting primarily from reduced factory utilization at our wafer fabrication facilities and test operations compared to utilization levels experienced during the prior year. Our internal operations have significant fixed costs that cannot be reduced as quickly as our shipment levels, which have declined over the last 12 months. In addition, gross margins have been unfavorably impacted by inventory write downs and competitive pricing pressures during the year ended December 31, 2009. In the fourth quarter of 2009, we began to increase production levels and factory loading in response to increased demand and expect that gross margin will improve in 2010 compared to the levels experienced during 2009.

Gross margin improvements in the year ended December 31, 2008, compared to the year ended December 31, 2007 was primarily due to our strategic restructuring initiatives which included the closure of our North Tyneside, UK fab, process and cost improvements in our Rousset fab and a stronger mix of higher margin microcontroller and other core products. Manufacturing utilization improvements result primarily from higher production levels at our Colorado Springs, United States and Rousset, France fabrication facilities following the closure of our North Tyneside, UK facility in the second quarter of 2008. Our gross margin for the year ended December 31, 2008 was also favorably impacted by a $4 million pension benefit adjustment, which decreased cost of revenues, related to the reduction of pension liability and the release of the related accumulated other comprehensive income as a result of the sale of our manufacturing operations in Heilbronn, Germany, which was completed in December 2008.

We receive economic assistance grants in some locations as an incentive to achieve certain hiring and investment goals related to manufacturing operations, the benefit for which is recognized as an offset to related costs. We recognized a reduction to cost of revenues for such grants of $0.1 million, $2 million and $2 million in the years ended December 31, 2009, 2008 and 2007, respectively.

We develop our own manufacturing process technologies to ensure our products provide the maximum possible performance. In the year ended December 31, 2009, we manufactured approximately 88% of our products in our own wafer fabrication facilities.

Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves, royalty expense and freight costs. Our gross margin as a percentage of net revenues fluctuates depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.

Research and Development

Research and development (“R&D”) expenses decreased by 19%, or $48 million, to $212 million in the year ended December 31, 2009 from $260 million in the year ended December 31, 2008. In the year ended December 31, 2009, we continued to reduce spending on non-core product development programs and focus development spending on core high growth opportunity projects, with increasing emphasis on Microcontroller and Touchscreen related products. We have also reduced spending on proprietary process development, as we expect to utilize more industry standard processes in future periods. R&D expenses in the year ended December 31, 2009 decreased from the year ended December 31, 2008 primarily due to decreases in salaries and benefits of $20 million related to reduced headcount, deprecation expenses of $16 million and outside services of $7 million, offset in part by a decrease in grant proceeds of $10 million. R&D expenses, including the items described above, in the year ended December 31, 2009 were favorably impacted by approximately $13 million due to foreign exchange rate fluctuations in the year ended December 31, 2009, compared to rates in effect and the related expenses incurred in the year ended December 31, 2008. As a percentage of net revenues, R&D expenses totaled 17% for both the years ended December 31, 2009 and 2008, respectively.

R&D expenses decreased by 4%, or $12 million, to $260 million in the year ended December 31, 2008 from $272 million in the year ended December 31, 2007. In the year ended December 31, 2008, we continued to reduce spending on non-core product development programs and focus on spending on fewer, higher return projects, mostly related to Microcontroller and Touchscreen related products. We have also reduced spending on proprietary process development, as we expect to utilize more industry standard processes in future periods. Research and development expense decreased primarily due to a decrease in spending on development wafers used in technology development of $15 million, design software costs of $5 million and increased grant proceeds of $4 million, offset in part by an increase in stock-based compensation expense of $7 million and higher mask costs for new products of $2 million. R&D expenses, including the items described above, in the year ended December 31, 2008 were unfavorably impacted by approximately $14 million due to foreign exchange rate fluctuations in the year ended December 31, 2008, compared to the rates in effect and the related expense incurred in the year ended December 31, 2007. As a percentage of net revenues, R&D expenses totaled 17% for both the years ended December 31, 2008 and 2007, respectively.

We receive R&D grants from various European research organizations, the benefit of which is recognized as an offset to related research and development costs. We recognized benefits of $11 million, $22 million and $18 million in the years ended December 31, 2009, 2008 and 2007, respectively.

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

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased 19%, or $52 million, to $221 million in the year ended December 31, 2009 from $273 million in the year ended December 31, 2008, as reduced headcount and interim cost savings measures reduced employee salaries and benefits by $10 million, travel expenses by $7 million and outside services by $14 million, while lower sales volumes led to a decrease in sales commissions of $4 million. SG&A expenses were also favorably impacted in 2009 when comparing bad debt expenses in 2008 of $13 million to a related partial recovery of $3 million in 2009. SG&A expenses, including the items described above, were favorably impacted by approximately $7 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred in the year ended December 31, 2008. As a percentage of net revenues, SG&A expenses totaled 18% and 17% of net revenues in the years ended December 31, 2009 and 2008, respectively.

SG&A expenses increased 13%, or $30 million, to $273 million in the year ended December 31, 2008 from $243 million in the year ended December 31, 2007. In the year ended December 31, 2008, we added critical resources to our sales, marketing, IT systems, and legal functions to ensure we are adequately resourced to support future growth. As a result, SG&A expenses increased in the year ended December 31, 2008 due to higher salaries and benefits of $13 million and an increase in stock-based compensation of $3 million. In addition, SG&A expenses increased due to higher legal fees and settlement costs of $6 million and an increase in bad debt expense of $13 million. The bad debt expense included $12 million related to an Asian distributor whose business was impacted following their addition to the U.S. Department of Commerce Entity List, which prohibits us from shipping products to the distributor. SG&A expenses, including the items described above, in the year ended December 31, 2008 were unfavorably impacted by approximately $6 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expense incurred in the year ended December 31, 2007. As a percentage of net revenues, SG&A expenses totaled 17% and 15% for the years ended December 31, 2008 and 2007, respectively.

We implemented significant cost reduction measures starting in the fourth quarter of 2008 in response to the unfavorable impact of the global economic downturn. These measures included executive salary reductions, reduced employee travel, mandatory time off for substantially all employees, and reduced promotional spending. The impact of these actions further contributed to the reduction in operating expenses in the year ended December 31, 2009. We expect to eliminate these interim cost reduction measures in 2010.

Stock-Based Compensation

Stock-based compensation cost is measured at the measurement date (grant date), based on the fair value of the award which is computed using a Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. The fair value of a restricted stock is equivalent to the market price our common stock on the measurement date.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchases in the years ended December 31, 2009, 2008 and 2007:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)

Cost of revenues	$4,831	$4,259	$1,966
Research and development	12,088	11,746	4,601
Selling, general and administrative	13,139	13,131	10,085

Total stock-based compensation expense, before income taxes	30,058	29,136	16,652
Tax benefit	—	—	—

Total stock-based compensation expense, net of income taxes	$30,058	$29,136	$16,652

The table above excluded stock-based compensation of $7,561 and $6,301 in the years ended December 31, 2009 and 2008, respectively, for former Quantum executives related to the acquisition, which are classified within acquisition-related charges in the consolidated statements of operations.

We issued performance-based restricted stock units to eligible employees for a maximum of 10 million shares of our common stock under the 2005 Stock Plan. These restricted stock units vest only if we achieve certain quarterly operating margin performance criteria over the performance period of July 1, 2008 to December 31, 2012. We recognize the stock-based compensation expense for our performance-based restricted stock units when we believe it is probable that we will achieve the performance criteria. If achieved, the award vests over a specified remaining performance period. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. We recorded a credit of $2 million in the three months ended March 31, 2009 related to the reversal of previously recorded stock-based compensation expense, based on management’s estimate that the probability of achieving the performance criteria was highly uncertain at that time. However, in the fourth quarter of 2009, after significant improvement to operating results and customer order rates, we recorded stock-based compensation expense of $3 million, as we re-assessed the probability of achieving the performance criteria and estimated that it is probable a portion of the performance criteria will be achieved by December 31, 2012.

Charges for Grant Repayments

In the years ended December 31, 2009, 2008 and 2007, we recorded additional accrued interest of $2 million, $1 million and $1 million, respectively, primarily related to interest on estimated grant repayment requirements for our former Greece facility, as charges for grant repayments on the consolidated statements of operations.

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

The table below summarizes the asset impairment charges (recovery) for our wafer fabrication facilities by location included in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, respectively:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)

Rousset, France	$79,841	$—	$—
Heilbronn, Germany	—	7,969	—
North Tyneside, United Kingdom	—	—	(1,057)

Total asset impairment charges (recovery)	$79,841	$7,969	$(1,057)

Rousset, France

In the first quarter of 2009, we announced our intention to pursue strategic alternatives our ASIC business, including the wafer fabrication facility in Rousset, France and classified the related assets and liabilities as held for sale at each balance sheet date from March 31, 2009 through September 30, 2009. On December 17, 2009, we announced that we entered into an exclusivity agreement with LFoundry GmbH for the purchase of our manufacturing operations in Rousset, France. As a result of this agreement, we determined that certain assets and liabilities were no longer included in the disposal group as they were not being acquired or assumed by the buyer, and as result, we reclassified these assets and liabilities back to held and used as of December 31, 2009. In January 2010, we announced that following a comprehensive review of alternatives for our ASIC business, we would continue to explore the potential sale of our Smart Card (SMS) business located in Rousset, France and East Kilbride, UK and that we intended to discontinue potential sale discussions for our Customer Specific Products (CSP) and Aerospace businesses. The assets and liabilities that remain in the disposal group are classified as held for sale are carried on the consolidated balance sheet at December 31, 2009, at the lower of their carrying amount or fair value less cost to sell. In determining any potential write down of these assets and liabilities, we considered both the net book value of the disposal group, which was $83 million and also a credit balance of $129 million related to foreign currency translation adjustments (“CTA balance”) that are recorded within stockholders’ equity. As a result, no impairment charge was recorded for the disposal group as its carrying value, net of the CTA balance, cannot be reduced to below zero. The CTA balance remaining in stockholders’ equity at the date of sale will be released to the statement of operations at that date.

If we are successful in selling our French manufacturing operations, we intend to enter into a multiyear supply agreement with the buyer, on similar terms to previous fabrication facility sales. This supply agreement, and other transition agreements, may result in significant charge to us, either upon sale or to future periods.

Property and equipment previously included in the disposal group and reclassified to held and used in December 2009 totaled $110 million. In connection with this reclassification, we assessed the fair value of the property and the equipment to be retained and concluded that the fair value of the property was lower than its carrying value less depreciation expense that would have been recognized had the asset (disposal group) been continuously classified as held and used. As a result we recorded an impairment charge of $80 million in the fourth quarter of 2009. No impairment charge was recorded for the equipment that was reclassified to held and used but the depreciation expense that would have been recognized had the asset (disposal group) been continuously classified as held and used, which totaled of $5 million was included in operating results in fourth quarter of 2009.

The proposed sale of the manufacturing operations in Rousset, France, is not expected to qualify as discontinued operations as we expect to have continuing cash flows associated with supply agreements with the buyer in future periods.

Heilbronn, Germany

We announced our intention to sell our fabrication facility in Heilbronn, Germany in December 2006. Subsequently, we decided to sell only the manufacturing operations related to the fabrication facility. In the three months ended September 30, 2008, we entered into an agreement to sell the manufacturing operations to Tejas Silicon Holding Limited (“TSI”). We recorded an impairment loss of $8 million in the year ended December 31, 2008, which consisted of $3 million for the net book value of the fixed assets and $5 million for selling costs related to legal, commissions and other direct incremental costs. We recorded a gain on sale of $3 million in the year ended December 31, 2008 upon closing of the sale. The sale of the Heilbronn manufacturing operations did not qualify as discontinued operations as the operations and future cash flows were not eliminated from our RF and Automotive segment. We continue to purchase wafers from the buyer of the Heilbronn fabrication facility. See Note 11.

North Tyneside, United Kingdom

On October 8, 2007, we entered into definitive agreements to sell certain wafer fabrication equipment and land and buildings at North Tyneside to Taiwan Semiconductor Manufacturing Company (“TSMC”) and Highbridge Business Park Limited (“Highbridge”) for a total of approximately $125 million. We recorded proceeds of $82 million and recognized a gain of $30 million for the sale of the equipment in the year ended December 31, 2008. We received proceeds of $43 million from Highbridge upon closing of the real property portion of the transaction in November 2007. We vacated the facility in May 2008.

Acquisition-Related Charges

We recorded total acquisition-related charges of $16 million and $24 million in the years ended December 31, 2009 and 2008, respectively, related to the acquisition of Quantum, which comprised of the following components:

We recorded amortization of intangible assets of $5 million and $6 million in the years ended December 31, 2009 and 2008, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. These assets are amortized over three to five years. We estimate charges related to amortization of intangible assets will be approximately $4 million for the year ending December 31, 2010.

In the year ended December 31, 2008, we recorded a charge of $1 million associated with acquired in-process research and development (“IPR&D”), in connection with the acquisition of Quantum. Our methodology for allocating the purchase price to IPR&D involves established valuation techniques utilized in the high-technology industry.

We also agreed to compensate former key executives of Quantum, contingent upon continuing employment determined at various dates over a three year period. We have agreed to pay up to $15 million in cash and issue 5,319 shares of our common stock valued at $17 million, based on our closing stock price on March 4, 2008. These amounts are being accrued over the employment period on a graded vested basis. As a result, in the years ended December 31, 2009 and 2008, we recorded compensation-related expenses of $11 million, which are payable in cash of $4 million and stock of $7 million, and $17 million, which is payable in cash of $11 million and stock of $6 million. We made cash payments of $11 million to the former Quantum employees in the year ended December 31, 2009.

Restructuring Charges

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the years ended December 31, 2009, 2008 and 2007.

	January 1,			Currency	December 31,
	2009			Translation	2009
	Accrual	Charges	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2007
Other restructuring charges	218	470	(698)	10	—
Second quarter of 2008
Employee termination costs	235	46	(273)	(4)	4
Third quarter of 2008
Employee termination costs	17,575	87	(16,220)	(885)	557
Fouth quarter of 2008
Employee termination costs	3,438	626	(4,060)	(4)	—
First quarter of 2009
Employee termination costs	—	2,207	(2,393)	186	—
Other restructuring charges	—	389	(71)	—	318
Second quarter of 2009
Employee termination costs	—	2,856	(2,856)	—	—

Total 2009 activity	$23,058	$6,681	$(26,571)	$(697)	$2,471

	January 1,			Currency	December 31,
	2008	Charges/		Translation	2008
	Accrual	(Credits)	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2006
Employee termination costs	1,324	(224)	(1,172)	72	—
Fourth quarter of 2007
Employee termination costs	12,759	1,431	(14,749)	559	—
Termination of contract with supplier	—	12,206	(13,019)	813	—
Other restructuring charges	—	20,778	(21,465)	905	218
Second quarter of 2008
Employee termination costs	—	2,990	(2,534)	(221)	235
Third quarter of 2008
Employee termination costs	—	28,852	(8,921)	(2,356)	17,575
Fouth quarter of 2008
Employee termination costs	—	5,291	(1,879)	26	3,438

Total 2008 activity	$15,675	$71,324	$(63,739)	$(202)	$23,058

	January 1,			Currency	December 31,
	2007	Charges/		Translation	2007
	Accrual	(Credits)	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$8,896	$(3,071)	$(4,233)	$—	$1,592
Fouth quarter of 2006
Employee termination costs	7,490	3,305	(9,959)	488	1,324
Fouth quarter of 2007
Employee termination costs	—	12,441	—	318	12,759
Other exit related costs	—	564	(564)	—	—

Total 2007 activity	$16,386	$13,239	$(14,756)	$806	$15,675

2009 Restructuring Charges

In the year ended December 31, 2009, we continued to implement the restructuring initiatives announced in 2008 that are discussed below and incurred restructuring charges of $7 million. The charges relating to this initiative consist of the following:

•	Net charges of $6 million, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.

•	Charges of $1 million related to facility closure costs.

We paid $26 million related to employee termination costs in the year ended December 31, 2009.

2008 Restructuring Charges

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

We incurred restructuring charges related to the signing of definitive agreements in October 2007 to sell certain wafer fabrication equipment and real property at North Tyneside to Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) and Highbridge Business Park Limited (“Highbridge”). As a result of this action, this facility was closed and all of the employees of the facility were terminated by June 30, 2008. In addition, we began implementing new initiatives, primarily focused on lowering manufacturing costs and eliminating non-core research and development programs. We recorded the following restructuring charges (credits):

•	Net charges of $38 million related to severance costs resulting from involuntary termination of employees.

•	Charges of $21 million related to equipment removal and facility closure costs. After production activity ceased, we utilized employees as well as outside services to disconnect fabrication equipment, fulfill equipment performance testing requirements of the buyer, and perform facility decontamination and other facility closure-related activity, Included in these costs are labor costs, facility related costs, outside service provider costs, and legal and other fees. Equipment removal, building decontamination and closure related cost activities were completed as of June 30, 2008.

•	Charges of $12 million related to contract termination charges, primarily associated with a long-term gas supply contract for nitrogen gas utilized in semiconductor manufacturing. We are required to pay an early termination penalty including de-contamination and removal costs. Other contract termination costs related to semiconductor equipment support services with minimum payment clauses extending beyond the current period.

•	Net charges of $1 million related to changes in estimates of termination benefits originally recorded.

We paid $29 million related to employee termination costs in the year ended December 31, 2008.

2007 Restructuring Activities

During 2007, we implemented restructuring initiatives announced in 2006 and in 2007. We recorded a net restructuring charge of $13 million, which included restructuring charges related to the sale of certain wafer fabrication equipment and real property at North Tyneside to TSMC and Highbridge. As a result of these actions, this facility was closed and all of the employees of the facility were terminated. Related to this sale, during the fourth quarter of 2007, we recorded the following restructuring charges:

•	Charges of $11 million related to one-time severance costs for involuntary termination of employees.

•	Charges of $1 million related to on-going severance costs for involuntary termination of employees.

•	Charges of $1 million related to other exit related costs.

In addition, we also incurred the following restructuring charges in 2007:

•	Charges of $2 million related to severance costs for involuntary termination of employees.

•	Charges of $1 million related to one-time minimum statutory termination benefits, including changes in estimates.

•	A credit of $3 million related to the settlement of a long-term gas supply contract for which the accrual was $12 million, originally recorded in the third quarter of 2002. On May 1, 2007, in connection with the sale of the Irving, Texas facility, we paid $6 million to terminate this contract, of which $2 million was reimbursed by the buyer of the facility.

We paid $10 million related to employee termination costs in the year ended December 31, 2007.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net, was $(11) million in the year ended December 31, 2009, compared to $(6) million in the year ended December 31, 2008. The increases in net expenses were primarily a result of a decrease in interest income of $9 million on our investment portfolio and an increase in foreign exchange losses of $2 million, offset by a decrease in interest expense of $6 million due to lower debt balance.

Interest and other (expense) income, net, was $(6) million in the year ended December 31, 2008, compared to $4 million in the year ended December 31, 2007. The net expenses in the year ended December 31, 2008 resulted primarily from an increase in interest expense related to our $100 million outstanding bank line of credit which was outstanding for all of 2008, compared to less than one month in the year ended December 31, 2007. The net expense in the year ended December 31, 2008 was also a result of a reduction of interest income of $6 million in the year ended December 31, 2008 due to lower interest rates and an increase in foreign exchange transaction losses of $5 million.

Interest rates on our outstanding borrowings did not change significantly in the year ended December 31, 2009, compared to the year ended December 31, 2008.

(Benefit from) Provision for Income Taxes

We recorded a (benefit from) provision for income taxes of $(27) million, $7 million, and $8 million in the years ended December 31, 2009, 2008 and 2007, respectively. A significant component of these amounts in the years ended December 31, 2009, 2008 and 2007, was a benefit of $40 million, $13 million and $22 million, respectively, due to the recognition of refundable R&D credits that related to prior years. The refundability of these credits does not depend on the existence of taxable income or a tax liability and the credits were not previously recognized due to uncertainty over the realization of these credits. The credits were realized during these years as the income tax audits were completed or the related statutes of limitation for the credits expired. In the year ended December 31, 2009, the tax benefit was partially offset by net out-of-period adjustments related to prior years of $8 million discussed below. The income tax provision in the years ended December 31, 2008 and 2007 resulted primarily from taxes incurred by the Company’s profitable foreign subsidiaries and an increase in tax reserves related to certain U.S. Federal, state and foreign tax liabilities, partially offset by the recognition of tax credits in foreign jurisdictions and the refund of unused tax credits.

In the three months ended December 31, 2009, we recorded out-of-period adjustments totaling $9 million to record income tax expense associated with certain foreign intercompany loans and alternative minimum tax, which related to fiscal years 2003 to 2008. In addition, during the three months ended June 30, 2009, we recorded an out-of-period adjustment of $1 million to correct alternative minimum tax liabilities that were overstated in 2008. The net impact of out-of-period adjustments related to prior years totaled $8 million for the year ended December 31, 2009. We have assessed the impact of correcting these errors in the current period and do not believe that these amounts are material to any prior period financial statements, nor is the correction of these errors material to the 2009 financial statements. As a result, we have not restated any prior period amounts.

In the year ended December 31, 2009, we reviewed the potential U.S. tax impact of intercompany loans among foreign subsidiaries. As a result of this review, the December 31, 2008 deferred tax asset balances were adjusted to reflect the utilization of federal net operating losses from prior years, and the addition of foreign tax credit carryovers from prior years. These changes in the net operating loss and foreign tax credit carryforwards were offset by a corresponding change to the valuation allowance. See Note 12 of the Notes to Consolidated Financial Statements for further discussion.

At December 31, 2009, there was no U.S. income tax provision for undistributed earnings of approximately $139 million, respectively, as it is currently our intention to reinvest these earnings indefinitely in operations outside the U.S. The determination of the tax effect of repatriating these earnings is not practicable because of the numerous assumptions associated with this hypothetical calculation. However, foreign tax credits would be available to reduce some portion of this amount.

At December 31, 2009, we had net operating loss carry forwards in non-U.S. jurisdictions of approximately $394 million. These loss carry forwards expire in different periods starting in 2010. We also had U.S. state net operating loss carry forwards of approximately $542 million at December 31, 2009. These loss carry forwards expire in different periods from 2010 through 2030. We also have U.S. Federal R&D credits of $14 million and state R&D tax credits of $10 million at December 31, 2009. U.S. Federal R&D credits will begin to expire beginning in 2020, and the state R&D credits carryforward indefinitely. We have foreign tax credits of $28 million which start to expire in 2018 and state investment tax credits of $27 million at December 31, 2009 that begin to expire in 2010. In addition, we have foreign R&D credits of $17 million which are refundable in the future if they are not used to offset future tax liability.

On January 1, 2007, we adopted the accounting standard related to uncertain income tax positions. Under the accounting standard, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. At December 31, 2009, 2008 and 2007, we had $183 million, $216 million and $189 million of unrecognized tax benefits, respectively.

In 2005, the Internal Revenue Service (“IRS”) completed its audit of our U.S. income tax returns for the years 2000 and 2001 and has proposed various adjustments to these income tax returns, including carry back adjustments to 1996 and 1999. In January 2007, after subsequent discussions with us, the IRS revised their proposed adjustments for these years. In May 2007, the IRS completed its audit of our U.S. income tax returns for the years 2002 and 2003 and has proposed various adjustments to these income tax returns. We have protested all of these proposed adjustments and are currently working through the matters with the IRS Appeals Division.

In 2009, the French tax authority completed its examination of tax years 2001 through 2005 for one of our French subsidiaries. The examination for these years has resulted in a reduction of deferred tax assets associated with net operating loss carryover of $54 million, for which there was a full valuation allowance. The income tax return for the 2006 tax year is currently under limited scope audit by the French tax authority.

In addition, we have tax audits in progress in U.S. states and other foreign jurisdictions. We have accrued taxes and related interest and penalties that may be due upon the ultimate resolution of these examinations. While we believe that the resolution of these tax credits will not have a material adverse impact on our results of operations, cash flows or financial position, the outcome is subject to significant uncertainties.

Liquidity and Capital Resources

At December 31, 2009, we had $476 million of cash, cash equivalents and short-term investments compared to $441 million at December 31, 2008. Our current ratio, calculated as total current assets divided by total current liabilities, improved to 2.49 at December 31, 2009, compared to 2.07 at December 31, 2008. We reduced our short-term and long-term debt obligations to $95 million at December 31, 2009 from $145 million at December 31, 2008. Working capital, calculated as total current assets less total current liabilities, increased to $596 million at December 31, 2009, compared to $531 million at December 31, 2008. Cash provided by operating activities totaled $122 million and $111 million in the years ended December 31, 2009 and 2008, respectively.

Approximately $5 million of our investment portfolio at December 31, 2009 was invested in auction-rate securities, compared to $9 million at December 31, 2008. In the year ended December 31, 2009 approximately $4 million of auction-rate securities were redeemed at par value. Approximately $2 million and $9 million of our auction-rate securities are classified as long-term investments within other assets on the consolidated balance sheet as of December 31, 2009 and 2008, as they are not expected to be liquidated within the next twelve months. In October 2008, we accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase our remaining eligible auction-rate securities of $3 million at par value at any time during a two-year time period from June 30, 2010 to July 2, 2012. We expect to sell the securities to UBS at par value on June 30, 2010; therefore, these securities are classified within short-term investments on the consolidated balance sheet as of December 31, 2009.

Operating Activities

Net cash provided by operating activities was $122 million in the year ended December 31, 2009, compared to $111 million in the year ended December 31, 2008. Net cash provided by operating activities in the year ended December 31, 2009 was primarily due to positive operating results, adjusting the year to date net loss of $109 million to exclude asset impairment charge of $80 million, certain non-cash depreciation and amortization charges of $71 million and stock-based compensation charges of $38 million. In addition, operating cash flows were increased by reduced inventories (relating to lower production levels) of $85 million. Cash flows from operations were reduced by $49 million in payments reducing liabilities incurred in prior year, including restructuring payments of $27 million and a repayment of customer advance of $10 million, along with cash outflow of $5 million that increased current and other assets, including prepayments for insurance, product licenses and taxes.

Net cash provided by operating activities was $111 million in the year ended December 31, 2008 compared to $196 million in the year ended December 31, 2007. Cash flows from operations in 2008 were driven by strong operating results, adjusting the year to date net loss of $27 million to exclude depreciation and stock-based compensation of $170 million, offset by accounts payable and accrued liability cash outflows that included restructuring and grant repayment expenditures incurred in the course of closing our North Tyneside, UK manufacturing facility of approximately $104 million.

Accounts receivable increased by 5% or $9 million to $194 million at December 31, 2009, from $185 million at December 31, 2008. The average days of accounts receivable outstanding (“DSO”) increased to 51 days at December 31, 2009 from 50 days at December 31, 2008. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, our customers’ credit worthiness, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures or longer customer payment patterns, our DSO and cash flows from operating activities would be negatively affected.

Decreases in inventories provided $85 million of operating cash flows in the year ended December 31, 2009, compared to $20 million in the year ended December 31, 2008. Our days of inventory decreased to 102 days at December 31, 2009 from 146 days at December 31, 2008, primarily due to significantly reduced manufacturing activity levels and increased shipment levels experienced during the fourth quarter of the year. Inventories consist of raw wafers, purchased specialty wafers, work-in-process and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.

In the year ended December 31, 2009, we made cash payments of $11 million to former Quantum employees in connection with contingent employment arrangements resulting from the acquisition, which was completed during the first quarter of 2008.

Investing Activities

Net cash used in investing activities was $44 million in the year ended December 31, 2009, compared to $54 million in the year ended December 31, 2008. In the year ended December 31, 2009, we paid $32 million for acquisitions of fixed assets and $11 million for intangible assets and approximately $3 million related to contingent consideration earned by a former Quantum employee. During the year ended December 31, 2008, we paid approximately $99 million for the acquisition of Quantum, net of cash acquired, and $44 million for capital expenditures, offset in part by $80 million we received from the sale of fabrication equipment from our North Tyneside, UK facility. We anticipate expenditures for capital purchases will be between $60 million and $65 million in 2010, which will be used to maintain existing manufacturing operations and provide additional testing capacity.

Financing Activities

Net cash used in financing activities was $46 million in the year ended December 31, 2009, compared to $9 million in the year ended December 31, 2008. We continued to pay down debt, with repayments of principal balances on our bank lines of credit and capital leases totaling $51 million in the year ended December 31, 2009, compared to $18 million in the year ended December 31, 2008. Net proceeds from the issuance of common stock totaled $10 million and $11 million in the years ended December 31, 2009 and 2008, respectively.

We believe that our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, equipment lease financing, and other short-term and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

During the next twelve months, we expect our operations to generate positive cash flow. However, a significant portion of cash may be used to repay debt, make capital investments or satisfy restructuring commitments. We expect that we will have sufficient cash from operations and financing sources to satisfy all debt obligations. We made $32 million in cash payments for capital equipment in the year ended December 31, 2009, and we expect our cash payments for capital expenditures to be between $60 million to $65 million in 2010. Debt obligations outstanding at December 31, 2009, which are classified as short-term, totaled $85 million. We paid $27 million in restructuring payments, primarily for employee severance in the year ended December 31, 2009. We expect to pay out approximately $2 million in further restructuring payments during 2010. During 2010 and future years, our capacity to make necessary capital investments will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary. In the event that we cannot obtain adequate financing due to credit market conditions or must pay down our $80 million in a line of credit, we believe we have sufficient funds due to the $476 million in cash, cash equivalents and short-term investments we held as of December 31, 2009 together with expected future cash flows from operations, which amounted to $122 million for the year ended December 31, 2009.

On March 15, 2006, we entered into a five-year asset-backed credit facility for up to $165 million with certain European lenders. This facility is secured by our non-U.S. trade receivables. At December 31, 2009, the amount outstanding under this facility was $80 million. In June 2009, we repaid $20 million under this line of credit as its eligible non-U.S. trade receivables declined. The eligible non-US trade receivables were $94 million at December 31, 2009. Borrowings under the facility bear interest at LIBOR plus 2% per annum (approximately 2.23% based on the one month LIBOR at December 31, 2009), while the undrawn portion is subject to a commitment fee of 0.375% per annum. The outstanding balance is subject to repayment in full on the last day of its interest period (every two months). The terms of the facility subject us to certain financial and other covenants and cross-default provisions. We were in compliance with our financial covenants as of December 31, 2009. On November 6, 2009, we reduced the credit facility to $125 million from $165 million. Commitment fees and amortization of up-front fees paid related to the facility in the years ended December 31, 2009, 2008 and 2007 totaled $1 million each year and are included in interest and other (expense) income, net, in the consolidated statements of operations.

In December 2004, we established a $25 million revolving line of credit with a domestic bank, which was extended until September 2009. The interest rate on the revolving line of credit was either the lower of the domestic bank’s prime rate or LIBOR plus 2%. The revolving line of credit was secured by our U.S. trade receivables and requires us to meet certain financial ratios and to comply with other covenants on a periodic basis. In February 2009, we repaid $4 million and the remaining $21 million was repaid on September 30, 2009, when the revolving line of credit matured.

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2009. See Note 11 of Notes to Consolidated Financial Statements for further discussion.

	Payments Due by Period
		1-3	3-5
Contractual Obligations:	Less than 1 Year	Years	Years	More than 5 Years	Total
	(In thousands)

Notes payable	$—	$—	$—	$3,484	$3,484
Capital leases	5,485	5,957	—	—	11,442
Lines of credit	80,000	—	—	—	80,000

Total debt obligations	85,485	5,957	—	3,484	94,926

Capital purchase commitments	2,925	—	—	—	2,925
Long-term supply agreement obligation(a)	45,031	33,774			78,805
Long-term supply agreement obligation(b)	5,943	6,512	716	—	13,171
Estimated pension plan benefit payments (see Note 13)	686	1,040	1,642	8,607	11,975
Grants to be repaid	15,058	—	—	—	15,058
Restructuring(e)	2,471	—	—	—	2,471
Operating leases	14,750	19,261	3,096	281	37,388
Acquisition-related payable(c)	4,355	—	—	—	4,355
Other long-term obligations(d)	29,910	36,987	20,499	8,822	96,218

Total other commitments	121,129	97,574	25,953	17,710	262,366

Add: interest	817	217	—	—	1,034

Total	$207,431	$103,748	$25,953	$21,194	$358,326

(a)	This amount relates to the contractual obligation on a supply agreement that we entered into with the buyer of our manufacturing operations in Heilbronn, Germany facility. The wafers are purchased at cost in Euros, which represents the fair value at the time of purchase. The commitment is equivalent to approximately 55 million Euros.

(b)	This amount relates to long term gas supply agreements that we have entered into with various suppliers.

(c)	We have an obligation to pay certain former Quantum employees $4 million in cash (see Note 3 of Notes to Consolidated Financial Statements for further discussion).

(d)	Other long-term obligations consist principally of future repayments of approximately $45 million of advances from customers, and $14 million of technology license payments. Long-term advances from customers include approximately $10 million that is due within 1 year, and has been classified within current liabilities (see Note 2 of Notes to Consolidated Financial Statements for further discussion). The balance is due in annual installments of $10 million per year, until repaid in full. The remaining balance is primarily related to various other long-term obligations.

(e)	Contains all restructuring liabilities as of December 31, 2009.

The contractual obligation table excludes liabilities of $116 million because we cannot make a reliable estimate of the timing of cash payments. See Note 12 of the Notes to the Consolidated Financial Statements for further discussion.

Approximately $80 million of our total debt requires us to meet certain financial ratios and to comply with other covenants on a periodic basis, and have cross default provisions. The financial ratio covenants include, but are not limited to, the maintenance of minimum cash balances and net worth, and debt to capitalization ratios. We were in compliance with these covenants as of December 31, 2009.

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

Defined Benefit Pension Plans

We sponsor defined benefit pension plans that cover substantially all French and German employees. Plan benefits are provided in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The plans are non-funded. Pension liabilities and charges to expense are based upon various assumptions, updated quarterly, including discount rates, future salary increases, employee turnover, and mortality rates. Retirement Plans consist of two types of plans. The first plan type provides for termination benefits paid to employees only at retirement, and consists of approximately one to five months of salary. This structure covers our French employees. The second plan type provides for defined benefit payouts for the remaining employee’s post-retirement life, and covers our German employees. Pension benefits payable totaled $29 million and $27 million at December 31, 2009 and 2008, respectively. Cash funding for benefits to be paid for 2010 is expected to be approximately $1 million, and an additional $11 million thereafter over the next 10 years.

Off-Balance Sheet Arrangements (Including Guarantees)

In the ordinary course of business, we have investments in privately held companies, which we review to determine if they should be considered variable interest entities. We have evaluated our investments in these privately held companies and have determined that there was no material impact on our operating results or financial condition. Certain events can require a reassessment of our investments in privately held companies to determine if they are variable interest entities and which of the stakeholders will be the primary beneficiary. As a result of such events, we may be required to make additional disclosures or consolidate these entities. We may be unable to influence these events.

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either our subsidiaries or us. As of December 31, 2009, the maximum potential amount of future payments that we could be required to make under these guarantee agreements is approximately $2 million. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. We have updated our disclosures to conform to the Codification in this Form 10-K for the year ended December 31, 2009.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact, if any, of the adoption of this amendment on our consolidated results of operations and financial condition.

In April 2009, the FASB issued an amendment and clarification to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The amendment is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although we did not enter into any business combinations during 2009, we believe the amendment may have a material impact on our future consolidated financial statements depending on the size and nature of any future business combinations that we may enter into.

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

Revenue Recognition

We sell our products to OEMs and distributors and recognize revenue when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Allowances for sales returns and other credits are recorded at the time of sale.

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

For sales to certain distributors (primarily based in the U.S. and Europe) with agreements allowing for price protection and product returns, we recognize revenue at the time the distributor sells the product to its end customer. Revenue is not recognized upon shipment since, due to price protection rights, the sales price is not substantially fixed or determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is recognized when the distributor sells the product to an end-user, at which time the sales price becomes fixed. At the time of shipment to these distributors, we record a trade receivable for the selling price as there is a legally enforceable right to payment, relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the gross margin in deferred income on shipments to distributors on the consolidated balance sheets. This balance represents the gross margin on the sale to the distributor; however, the amount of gross margin recognized by us in future periods could be less than the deferred margin as a result of price protection concessions related to market pricing conditions. We do not reduce deferred margin by estimated price protection; instead, such price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. Deferred income on shipments to distributors was $45 million and $42 million at December 31, 2009 and 2008, respectively. Sales to certain other primarily non-U.S. based distributors (primarily based in Asia) carry either no or very limited rights of return. We have historically been able to estimate returns and other credits from these distributors and accordingly have historically recognized revenue from sales to these distributors upon shipment, with a related allowance for potential returns established at the time of sale.

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

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing specific customer creditworthiness, historical bad debts and current economic trends. At December 31, 2009 and 2008, the allowance for doubtful accounts was approximately $12 million and $15 million, respectively. In the three months ended December 31, 2008, we recorded a bad debt charge of $12 million related to an Asian distributor whose business was impacted following their addition to the U.S. Department of Commerce Entity List, which prohibits us from shipping products to the distributor.

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

We estimate the useful life of our manufacturing equipment, which is the largest component of our fixed assets, to be five years. We base our estimate on our experience with acquiring, using and disposing of equipment over time. Depreciation expense is a major element of our manufacturing cost structure. We begin depreciation on new equipment when it is put into use for production. The aggregate amount of fixed assets under construction for which depreciation was not being recorded was approximately $4 million and $2 million as of December 31, 2009 and 2008, respectively.

Valuation of Goodwill and Intangible Assets

We review goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We determine the fair value of our reporting unit based on an income approach, whereby we calculate the fair value of the reporting unit based on the present value of estimated future cash flows, which are formed by evaluating operating plans. Estimates of the future cash flows associated with the businesses are critical to these assessments. The assumptions used in the fair value calculation change from year to year and include revenue growth rates, operating margins, risk adjusted discount rates and future economic and market conditions. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates.

Stock-Based Compensation

Our determination of the fair value of stock-based payment awards on the date of grant utilizes an option-pricing model, and is impacted by our common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors during the expected period between the stock option vesting date and the stock option exercise date. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, and changes in the subjective assumptions can materially affect the estimated fair value, in our opinion, the existing Black-Scholes option-pricing model may not provide an accurate measure of the fair value of employee stock options. Although the fair value of employee stock options is determined using an option-pricing model that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. For performance-based restricted stock units, we are required to assess the probability of achieving certain financial objectives at the end of each reporting period. Based on the assessment of this probability, which require judgment, we record stock-based compensation expense, which may be reversed in future periods if we determine that it is no longer probable that the objectives will be achieved. The fair value of a restricted stock unit is equivalent to the market price of our common stock on the measurement date.

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

Valuation of Marketable Securities

Our marketable securities include corporate debt securities, U.S. government and municipal agency debt securities, commercial paper, guaranteed variable annuities and auction rate securities. We monitor our investments for impairment periodically and recognize an impairment charge when the decline in the fair value of these investments is judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. Our investments also include certain highly-rated auction rate securities, which are structured with short-term interest rate reset dates of either 7 or 28 days and contractual maturities that can be in excess of ten years. We evaluate our portfolio by continuing to monitor the credit rating and interest yields of these auction rate securities and successful reset at each auction date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the consolidated balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through December 31, 2009. In addition, certain of our borrowings are at floating rates, so this would act as a natural hedge.

We have short-term debt, long-term debt and capital leases totaling $95 million at December 31, 2009. Approximately $5 million of these borrowings have fixed interest rates. We have approximately $90 million of floating interest rate debt, of which approximately $10 million is Euro-denominated. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.

The following table summarizes our variable-rate debt exposed to interest rate risk as of December 31, 2009. All fair market values are shown net of applicable premium or discount, if any:

							Total
							Variable-Rate
							Debt
							Outstanding at
	Payments by Due Year						December 31,
	2010	2011	2012	2013	2014	Thereafter	2009
	(In thousands)

60 day USD LIBOR weighted-averageinterest rate basis(1) — Revolving lineof credit	$80,000	$—	$—	$—	$—	$—	$80,000

Total of 60 day USD LIBOR rate debt	$80,000	$—	$—	$—	$—	$—	$80,000
90 day EURIBOR weighted-average
interest rate basis(1) — Capital leases	$4,623	$4,623	$1,248	$—	$—	$—	$10,494

Total of 90 day USD EURIBOR rate debt	$4,623	$4,623	$1,248	$—	$—	$—	$10,494

Total variable-rate debt	$84,623	$4,623	$1,248	$—	$—	$—	$90,494

(1)	Actual interest rates include a spread over the basis amount.

The following table presents the hypothetical changes in interest expense, for the year ended December 31, 2009 related to our outstanding borrowings that are sensitive to changes in interest rates as of December 31, 2009. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS.

For the year ended December 31, 2009:

	Interest Expense Given an Interest			Interest Expense	Interest Expense Given an Interest
	Rate Decrease by X Basis Points			with No Change in	Rate Increase by X Basis Points
	150 BPS	100 BPS	50 BPS	Interest Rate	50 BPS	100 BPS	150 BPS
(In thousands)

Interest expense	$4,889	$5,460	$6,030	$6,600	$7,171	$7,741	$8,311

Foreign Currency Risk

When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of average exchange rates in the year ended December 31, 2009, compared to the average exchange rates in the year ended December 31, 2008, resulted in a decrease in loss from operations of $21 million in 2009. This impact is determined assuming that all foreign currency denominated transactions that occurred in the year ended December 31, 2009 were recorded using the average foreign currency exchange rates in the same period in 2008.

Approximately 24%, 23% and 22% of our net revenues in the years ended December 31, 2009, 2008 and 2007, respectively, were denominated in foreign currencies. Operating costs denominated in foreign currencies, were approximately 39%, 47% and 51% of total operating costs in the years ended December 31, 2009, 2008 and 2007, respectively.

Average annual exchange rates utilized to translate foreign currency revenues and expenses in euro were approximately 1.39, 1.48 and 1.36 Euro to the dollar in the years ended December 31, 2009, 2008 and 2007, respectively.

During the year ended December 31, 2009, changes in foreign exchange rates had a favorable impact on operating costs and loss from operations. Had average exchange rates remained the same during the year ended December 31, 2009 as the average exchange rates in effect for the year ended December 31, 2008, our reported revenues for the year ended December 31, 2009 would have been approximately $18 million higher. However, our foreign currency expenses exceed foreign currency revenues. Had average exchange rates for the year ended December 31, 2009 remained the same as the average exchange rates for the year ended December 31, 2008, our operating expenses would have been approximately $39 million higher (relating to cost of revenues of $19 million; research and development expenses of $13 million; and sales, general and administrative expenses of $7 million). The net effect resulted in a decrease to loss from operations of approximately $21 million in the year ended December 31, 2009 as a result of favorable exchange rates when compared to the year ended December 31, 2008. We may take actions in the future to reduce this exposure. However, there can be no assurance that we will be able to reduce the exposure to additional unfavorable changes to exchanges rates and the results on gross margin.

We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 29% and 30% of our accounts receivables were denominated in foreign currency as of December 31, 2009 and 2008, respectively.

We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 27% and 36% of our accounts payable were denominated in foreign currency as of December 31, 2009 and 2008, respectively. Approximately 15% and 12% of our debt obligations were denominated in foreign currency as of December 31, 2009 and 2008, respectively.

Liquidity and Valuation Risk

Approximately $5 million of our investment portfolio at December 31, 2009 was invested in auction-rate securities, compared to $9 million at December 31, 2008. In the year ended December 31, 2009 approximately $4 million of auction-rate securities were redeemed at par value. Approximately $2 million and $9 million of our auction-rate securities are classified as long-term investments within other assets on the consolidated balance sheet as of December 31, 2009 and 2008, as they are not expected to be liquidated within the next twelve months. In October 2008, we accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase our remaining eligible auction-rate securities of $3 million at par value at any time during a two-year time period from June 30, 2010 to July 2, 2012. We expect to sell the securities to UBS at par value on June 30, 2010; therefore, we have classified these securities to short-term investments on the consolidated balance sheet as of December 31, 2009.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Atmel Corporation
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	61
Consolidated Balance Sheets as of December 31, 2009 and 2008	62
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	63
Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income for the Years Ended December 31, 2009 2008 and 2007	64
Notes to Consolidated Financial Statements	65
Report of Independent Registered Public Accounting Firm	108
Financial Statement Schedules
The following Financial Statement Schedules for the years ended December 31, 2009, 2008, and 2007 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto Schedule II Valuation and Qualifying Accounts	109
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto

Supplementary Financial Data
Selected Quarterly Financial Data (unaudited) for the Years Ended December 31, 2009 and 2008	110

Atmel Corporation

Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net revenues	$1,217,345	$1,566,763	$1,639,237
Operating expenses
Cost of revenues	804,338	976,223	1,059,006
Research and development	212,045	260,310	272,041
Selling, general and administrative	221,334	273,196	242,811
Acquistion-related charges	16,349	23,614	—
Charges for grant repayments	1,554	718	1,464
Restructuring charges	6,681	71,324	13,239
Asset impairment charges (recovery)	79,841	7,969	(1,057)
Gain on sale of assets	(164)	(32,654)	—

Total operating expenses	1,341,978	1,580,700	1,587,504

(Loss) income from operations	(124,633)	(13,937)	51,733
Interest and other (expense) income, net	(11,406)	(6,306)	3,976

(Loss) income from operations before income taxes	(136,039)	(20,243)	55,709
Benefit from (provision for) income taxes	26,541	(6,966)	(7,824)

Net (loss) income	$(109,498)	$(27,209)	$47,885

Basic net (loss) income per share:
Net (loss) income	$(0.24)	$(0.06)	$0.10

Weighted-average shares used in basic net (loss) income per share calculations	451,755	446,504	477,213

Diluted net (loss) income per share:
Net (loss) income	$(0.24)	$(0.06)	$0.10

Weighted-average shares used in diluted net (loss) income per share calculations	451,755	446,504	481,737

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
	(In thousands, except par value)

ASSETS
Current assets
Cash and cash equivalents	$437,509	$408,926
Short-term investments	38,631	31,707
Accounts receivable, net of allowance for doubtful accounts of $11,930 and $14,996, respectively	194,099	184,698
Inventories	226,296	324,016
Current assets held for sale	16,139	—
Prepaids and other current assets	83,434	77,542

Total current assets	996,108	1,026,889
Fixed assets, net	203,219	383,107
Goodwill	56,408	51,010
Intangible assets, net	29,841	34,121
Non-current assets held for sale	83,260	—
Other assets	24,006	35,527

Total assets	$1,392,842	$1,530,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$85,462	$131,132
Trade accounts payable	105,692	116,392
Accrued and other liabilities	152,572	207,017
Current liabilities held for sale	11,284	—
Deferred income on shipments to distributors	44,691	41,512

Total current liabilities	399,701	496,053
Long-term debt and capital lease obligations, less current portion	9,464	13,909
Long-term liabilities held for sale	4,014	—
Other long-term liabilities	215,256	218,608

Total liabilities	628,435	728,570

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares;
Shares issued and outstanding: 454,586 at December 31, 2009 and 448,872 at December 31, 2008	455	449
Additional paid-in capital	1,284,140	1,238,796
Accumulated other comprehensive income	140,470	113,999
Accumulated deficit	(660,658)	(551,160)

Total stockholders’ equity	764,407	802,084

Total liabilities and stockholders’ equity	$1,392,842	$1,530,654

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

Consolidated Statements of Cash Flows

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities
Net (loss) income	$(109,498)	$(27,209)	$47,885
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	70,621	134,796	128,773
Gain on sale or disposal of fixed assets and other non-cash charges	—	(35,671)	(1,102)
Non-cash asset impairment charges (recovery)	79,841	3,025	(1,057)
Deferred taxes	(15,132)	1,130	3,039
Other non-cash losses (gains), net	6,563	(813)	404
(Recovery of) provision for doubtful accounts receivable	(3,066)	12,330	(212)
Accretion of interest on long-term debt	569	1,468	912
In-process research and development charges	—	1,047	—
Stock-based compensation expense	37,619	35,437	16,652
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(6,680)	15,625	17,719
Inventories	84,765	19,843	(14,682)
Current and other assets	10,175	36,266	35,994
Trade accounts payable	38	(102,852)	15,689
Accrued and other liabilities	(49,014)	(10,215)	(46,728)
Income taxes payable	11,787	5,074	(8,261)
Deferred income on shipments to distributors	3,179	21,804	852

Net cash provided by operating activities	121,767	111,085	195,877

Cash flows from investing activities
Acquisitions of fixed assets	(31,750)	(44,365)	(69,730)
Proceeds from the sale of North Tyneside assets and other assets, net of selling costs	—	79,543	3,000
Proceeds from sale of manufacturing facilities, net of selling costs	—	—	34,714
Acquisition of Quantum Research Group, net of cash acquired	(3,362)	(98,585)	—
Acquisitions of intangible assets	(10,800)	(1,250)	(900)
Purchases of marketable securities	(34,820)	(27,120)	(12,865)
Sales or maturities of marketable securities	39,001	37,823	14,420
Increases in long-term restricted cash	(1,850)	—	—

Net cash used in investing activities	(43,581)	(53,954)	(31,361)

Cash flows from financing activities
Principal payments on debt	(6,177)	(18,086)	(108,840)
(Repayment of) proceeds from bank line of credit	(45,000)	—	100,000
Repurchase of common stock	—	—	(250,151)
Proceeds from issuance of common stock	9,746	10,520	9,160
Tax payments related to shares withheld for vested restricted stock units	(4,074)	(1,764)	—
Proceeds from financing related to sale of manufacturing facilities	—	—	42,951

Net cash used in financing activities	(45,505)	(9,330)	(206,880)

Effect of exchange rate changes on cash and cash equivalents	(4,098)	(13,005)	6,014

Net increase (decrease) in cash and cash equivalents	28,583	34,796	(36,350)

Cash and cash equivalents at beginning of the year	408,926	374,130	410,480

Cash and cash equivalents at end of year	$437,509	$408,926	$374,130

Supplemental cash flow disclosures:
Interest paid	$4,464	$9,137	$8,176
Income taxes paid	7,222	18,833	34,780
Supplemental non-cash investing and financing activities disclosures:
Decreases in accounts payable related to fixed asset purchases	(2,777)	(6,611)	(9,544)
(Decreases) increases in liabilities related to intangible assets purchases	(4,800)	(930)	17,778

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income

				Accumulated Other
	Common Stock		Additional	Comprehensive	Accumulated
	Shares	Par Value	Paid-In Capital	Income	Deficit	Total
	(In thousands)

Balances, December 31, 2006	488,844	$489	$1,418,004	$107,237	$(571,836)	953,894
Comprehensive income:
Net income	—	—	—	—	47,885	47,885
Actuarial gain related to defined benefit pension plans	—	—	—	6,861	—	6,861
Unrealized gains on investments, net of tax	—	—	—	681	—	681
Foreign currency translation adjustments	—	—	—	38,361	—	38,361

Total comprehensive income						93,788
Stock-based compensation expense	—	—	16,788	—	—	16,788
Exercise of stock options	3,604	4	9,156	—	—	9,160
Vested restricted stock units	312	—	—	—	—	—
Repurchase of common stock	(48,923)	(49)	(250,102)	—	—	(250,151)

Balances, December 31, 2007	443,837	$444	$1,193,846	$153,140	$(523,951)	$823,479
Comprehensive loss:
Net loss	—	—	—	—	(27,209)	(27,209)
Actuarial gain related to defined benefit pension plans	—	—	—	4,079	—	4,079
Pension adjustment for sale of Heilbronn manufacturing facilites (see Note 16)				(2,970)		(2,970)
Unrealized losses on investments, net of tax	—	—	—	(1,231)	—	(1,231)
Foreign currency translation adjustments	—	—	—	(39,019)	—	(39,019)

Total comprehensive loss						(66,350)
Stock-based compensation expense	—	—	35,793	—		35,793
Issuance of common stock for the acquisition of Quantum Research Group	126	—	405	—	—	405
Exercise of stock options	1,376	1	3,187	—		3,188
Issuance of common stock under employee stock purchase plan	2,431	3	7,329	—	—	7,332
Vested restricted stock units	1,558	1	—	—	—	1
Shares withheld for employee taxes related to vested restricted stock units	(456)	—	(1,764)	—	—	(1,764)

Balances, December 31, 2008	448,872	$449	$1,238,796	$113,999	$(551,160)	$802,084
Comprehensive loss:
Net loss	—	—	—	—	(109,498)	(109,498)
Actuarial gain related to defined benefit pension plans	—	—	—	413	—	413
Unrealized gains on investments, net of tax	—	—	—	327	—	327
Foreign currency translation adjustments	—	—	—	25,731	—	25,731

Total comprehensive loss						(83,027)
Stock-based compensation expense	—	—	37,730	—	—	37,730
Exercise of stock options	1,206	1	3,262	—	—	3,263
Issuance of common stock under employee stock purchase plan	2,139	2	6,481	—	—	6,483
Common stock issued in lieu of 2008 bonus awards	632	1	1,944	—	—	1,945
Vested restricted stock units	3,014	3	—	—	—	3
Shares withheld for employee taxes related to vested restricted stock units	(1,277)	(1)	(4,073)	—	—	(4,074)

Balances, December 31, 2009	454,586	$455	$1,284,140	$140,470	$(660,658)	$764,407

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, employee data, and where otherwise indicated)

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include provision for excess and obsolete inventory, sales return reserves, stock-based compensation expense, allowances for doubtful accounts receivable, warranty accruals, estimates for useful lives associated with long-lived assets, charges for grant repayments, asset impairments charges (recovery), recoverability of goodwill and intangible assets, restructuring charges, fair value of net assets held for sale and income taxes and tax valuation allowances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

For certain of Atmel’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current assets and current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Investments in debt securities are carried at fair value based on quoted market prices. The fair value of the Company’s debt approximates book value as of December 31, 2009 and 2008 due to its relatively short term nature as well as the variable interest rates on these debt obligations. The estimated fair value has been determined by the Company using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that Atmel could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

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

Investments

All of the Company’s investments in debt and equity securities in publicly-traded companies are classified as available-for-sale, including auction-rate securities for which the Company has received an offer from UBS Financial Services Inc. (“UBS”) to purchase the Company’s eligible auction-rate securities at par value at any time during a two year time period from June 30, 2010 to July 2, 2012. Available-for-sale securities with an original or remaining maturity of greater than 90 days, as of the date of purchase, are classified as short-term when they represent investments of cash that are intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrealized gains (losses), net of related tax, included as a component of accumulated other comprehensive income.

The Company’s marketable securities include corporate equity securities, U.S. and foreign corporate debt securities, guaranteed variable annuities and auction-rate securities. The Company monitors its investments for impairment periodically and recognizes an impairment charge when the decline in the fair value of these investments is judged to be other-than temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company considers various factors in determining whether an impairment is other-than-temporary, including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and its ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company’s investments include certain highly-rated auction rate securities, totaling $5,392 and $8,795 at December 31, 2009 and 2008, respectively, which are structured with short-term interest rate reset dates of either 7 or 28 days, and contractual maturities that can be in excess of ten years. The Company evaluates its portfolio by continuing to monitor the credit rating and interest yields of these auction-rate securities and status of reset at each auction date.

Accounts Receivable

An allowance for doubtful accounts is calculated based on the aging of Atmel’s accounts receivable, historical experience, and management judgment. Atmel writes off accounts receivable against the allowance when Atmel determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company recorded bad debt (recovery) expenses of $(3,066), $12,330 and $(212) in the years ended December 31, 2009, 2008 and 2007, respectively.

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

Revenue Recognition

The Company sells its products to OEMs and distributors and recognizes revenue when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Allowances for sales returns and other credits are recorded at the time of sale.

For sales to certain distributors (primarily based in the U.S. and Europe) with agreements allowing for price protection and product returns, the Company recognizes revenue at the time the distributor sells the product to its end customer. Revenue is not recognized upon shipment since, due to price protection rights, the sales price is not substantially fixed or determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is recognized when the distributor sells the product to an end-user, at which time the sales price becomes fixed. At the time of shipment to these distributors, the Company records a trade receivable for the selling price as there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and records the gross margin in deferred income on shipments to distributors on the consolidated balance sheets. This balance represents the gross margin on the sale to the distributor; however, the amount of gross margin recognized by the Company in future periods could be less than the deferred margin as a result of price protection concessions related to market pricing conditions which are not estimable at the time of shipment. The Company does not reduce deferred margin by estimated price protection; instead, such price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. Sales to certain other primarily non-U.S. based distributors (primarily based in Asia) carry either no or very limited rights of return. The Company has historically been able to estimate returns and other credits from these distributors and accordingly has historically recognized revenue from sales to these distributors upon shipment, with a related allowance for potential returns established at the time of sale.

Royalty Expense Recognition

The Company has entered into a number of technology license agreements with unrelated third parties. Generally, the agreements require a one-time or annual license fee. In addition, the Company may be required to pay a royalty on sales of certain products that are derived under these licensing arrangements. The royalty expense is accrued in cost of revenues over the period in which the revenues incorporating the technology are recognized, and is included in accrued and other liabilities on the consolidated balance sheets.

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

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)

Cost of revenues	$58	$1,688	$1,685
Research and development expenses	11,198	21,603	18,038

Total	$11,256	$23,291	$19,723

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

Advertising Costs

Atmel expenses all advertising costs as incurred. Advertising costs were not significant in the years ended December 31, 2009, 2008, or 2007.

Foreign Currency Translation

Most of Atmel’s major international subsidiaries use their local currencies as their respective functional currencies. Financial statements of these foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period. The effect of translating the accounts of these foreign subsidiaries into U.S. dollars has been included in the consolidated statements of stockholders’ equity and comprehensive (loss) income as a cumulative foreign currency translation adjustment. Gains and losses from remeasurement of assets and liabilities denominated in currencies other than the respective functional currencies are included in the consolidated statements of operations. Losses due to foreign currency remeasurement included in interest and other (expense) income, net for the years ended December 31, 2009, 2008 and 2007 were $6,651, $4,939 and $389, respectively.

Stock-Based Compensation

The Company determines the fair value of its stock-based payment awards on the date of grant utilizing an option-pricing model and is impacted by its common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors (expected period between stock option grant date and stock option exercise date). For performance-based restricted stock units, the Company is required to assess the probability of achieving certain financial objectives at the end of each reporting period. Based on the assessment of this probability, the Company may record stock-based compensation expense. The fair value of a restricted stock unit is equivalent to the market price of the Company’s common stock on the measurement date.

Valuation of Goodwill and Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. The Company determines the fair value of its reporting unit based on an income approach, whereby it calculates the fair value of the reporting unit based on the present value of estimated future cash flows, which are formed by evaluating operating plans. Estimates of the future cash flows associated with the businesses are critical to these assessments. The assumptions used in the fair value calculation change from year to year and include revenue growth rates, operating margins, risk adjusted discount rates and future economic and market conditions. If the total future cash flows are less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual future results may differ from those estimates. No impairment charges relating to goodwill and intangible assets were recorded in the years ended December 31, 2009, 2008 and 2007.

Certain Risks and Concentrations

Atmel sells its products primarily to OEMs and distributors in North America, Europe and Asia, generally without requiring any collateral. Atmel performs ongoing credit evaluations and maintains adequate allowances for potential credit losses. No single customer represented more than ten percent of accounts receivable as of December 31, 2009 and 2008, or net revenues for the years ended December 31, 2009, 2008 and 2007.

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

Income Taxes

Atmel’s provision for income tax comprises its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more likely than not to be recoverable against future taxable income. No U.S. taxes are provided on earnings of non U.S. subsidiaries, to the extent such earnings are deemed to be permanently invested.

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

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, upon vesting of restricted stock units, contingently issuable shares for all periods and assumed issuance of shares under employee stock purchase plan. No dilutive potential common shares were included in the computation of any diluted per share amount when a loss from continuing operations was reported by the Company. Income or loss from continuing operations is the “control number” in determining whether potential common shares are dilutive or anti-dilutive.

Product Warranties

The Company warrants finished goods against defects in material and workmanship under normal use and service typically for periods of 90 days to two years. A liability for estimated future costs under product warranties is recorded when products are shipped.

Research and Development

Costs incurred in the research and development of Atmel’s products are expensed as incurred. Research and development expenses were $212,045, $260,310 and $272,041 in the years ended December 31, 2009, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for financial statements issued for interim and annual periods ending after September 15,

2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Company has updated its disclosures to conform to the Codification in this Form 10-K for the year ended December 31, 2009.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of this amendment on its consolidated results of operations and financial condition.

In April 2009, the FASB issued an amendment and clarification to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The amendment is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although the Company did not enter into any business combinations during 2009, the Company believes the amendment may have a material impact on the Company’s future consolidated financial statements depending on the size and nature of any future business combinations that the Company may enter into.

Note 2	BALANCE SHEET DETAILS

Inventories are comprised of the following:

	December 31,	December 31,
	2009	2008
	(In thousands)

Raw materials and purchased parts	$11,525	$14,959
Work-in-progress	135,415	206,126
Finished goods	79,356	102,931

	$226,296	$324,016

As of December 31, 2009, $16,139 of inventory was classified as “current assets held for sale” in conjunction with the expected sale of the Company’s fabrication facility in Rousset, France and is excluded from the table above (see Note 16).

Prepaids and other current assets consist of the following:

	December 31,	December 31,
	2009	2008
	(In thousands)

Value-added tax receivable	$21,106	$22,190
Deferred income tax assets	26,430	12,658
Grants receivable	4,898	5,645
Income tax receivable	3,717	7,735
Prepaid income taxes	3,077	4,759
Other	24,206	24,555

	$83,434	$77,542

Other assets consist of the following:

	December 31,	December 31,
	2009	2008
	(In thousands)

Investments in privately-held companies	$8,179	$8,282
Deferred income tax assets, net of current portion	2,988	3,921
Long-term investments (including auction-rate securities)	2,266	12,871
Other	10,573	10,453

	$24,006	$35,527

Accrued and other liabilities consist of the following:

	December 31,	December 31,
	2009	2008
	(In thousands)

Accrued salaries and benefits and other employee related	$45,675	$77,014
Advance payments from customer	10,000	10,000
Income taxes payable	5,441	4,689
Deferred income tax liability, current portion	4,158	2,731
Deferred grants	7,167	8,066
Grants to be repaid	15,058	13,303
Warranty accruals and accrued returns, royalties and licenses	11,549	15,248
Accrued restructuring	2,471	23,058
Acquisition-related payable (See Note 3)	3,871	14,072
Other	47,182	38,836

	$152,572	$207,017

Other long-term liabilities consist of the following:

	December 31,	December 31,
	2009	2008
	(In thousands)

Advance payments from customer	$34,668	$44,668
Income taxes payable	116,404	104,996
Accrued pension liability	24,154	26,043
Long-term technology license payable	10,740	13,850
Deferred income tax liability, non-current portion	12,566	11,630
Other	16,724	17,421

	$215,256	$218,608

Advance payments from customer relate to a supply agreement that the Company entered into with a specific customer in 2000. The supply agreement calls for the Company to make available to the customer a minimum quantity of products. Minimum repayments are required each year on these agreements, with additional payments to be made if the customer exceeds certain purchasing levels. As of December 31, 2009, the Company had remaining $44,668 in customer advances received, of which $10,000 is recorded in accrued and other liabilities and $34,668 in other long-term liabilities. Minimum payments required to be made annually are the greater of 15% of the value of product shipped to the customer or $10,000, until such time that the advances have been fully repaid. The Company repaid $10,000 in each of the three years ended December 31, 2009 under these agreements.

Also included in other long-term liabilities is a note payable to an entity in which the Company has an equity investment. The total outstanding amount due was $7,617, of which $6,959 is included in other long-term liabilities, and $658 is included in accounts payable at December 31, 2009 and $9,286, of which $6,784 is included in other long-term liabilities, and $2,502 is included in accounts payable at December 31, 2008. In addition, the Company paid $7,804, $26,600 and $24,816 to this company in the years ended December 31, 2009, 2008 and 2007, respectively, relating to a cost sharing arrangement for facility services at its Heilbronn, Germany facility.

Note 3	BUSINESS COMBINATION

On March 6, 2008, the Company completed its acquisition of Quantum Research Group Ltd. (“Quantum”), a supplier of capacitive sensing IP solutions. The Company acquired all outstanding shares as of the acquisition date and Quantum became a wholly-owned subsidiary of Atmel.

The total purchase price of the acquisition was as follows:

(In thousands)

Cash	$88,106
Fair value of common stock issued	405
Direct transaction costs	7,345

95,856
Adjustments for contingent consideration met	8,684

Total estimated purchase price	$104,540

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

$95,856

The Company has no goodwill other than that arising from its Quantum acquisition. The following table summarizes the activity related to the goodwill balance from the acquisition date to December 31, 2009.

		Cumulative
	December 31,	Translation	December 31,
	2008	Adjustments	2009
	(In thousands)

Goodwill	$51,010	$5,398	$56,408

		Contingent	Cumulative
	March 6,	Consideration	Translation	December 31,
	2008	Met	Adjustments	2008
	(In thousands)

Goodwill	$59,215	$8,684	$(16,889)	$51,010

The goodwill amount is not subject to amortization and is included in the Company’s Microcontroller segment. It is tested for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

The Company performs its annual goodwill impairment analysis in the fourth quarter of each year. Based on its 2009 impairment assessment, the Company concluded that the fair value of the reporting unit containing the goodwill balance exceeded its carrying value; therefore, there was no impairment of the goodwill balance.

The following table summarizes the activity related to the gross amount of the Quantum-related other intangible assets from the acquisition date to December 31, 2009 are as follows:

		Cumulative
	December 31,	Translation	December 31,
	2008	Adjustments	2009
	(In thousands)

Other intangible assets:
Customer relationships	$15,788	$(361)	$15,427
Developed technology	5,064	(116)	4,948
Tradename	869	(20)	849
Non-compete agreement	729	77	806
Backlog	346	37	383

	$22,796	$(383)	$22,413

		Cumulative
	March 6,	Translation	December 31,
	2008	Adjustments	2008
	(In thousands)

Other intangible assets:
Customer relationships	$21,482	$(5,694)	$15,788
Developed technology	6,880	(1,816)	5,064
Tradename	1,180	(311)	869
Non-compete agreement	990	(261)	729
Backlog	470	(124)	346

	$31,002	$(8,206)	$22,796

The Company has estimated the fair value of the Quantum-related other intangible assets using the income approach and these identifiable intangible assets are subject to amortization. The following table sets forth the components of the identifiable intangible assets subject to amortization as of December 31, 2009, which are being amortized on a straight-line basis:

		Accumulated		Estimated
	Gross Value	Amortization	Net	Useful Life
	(In thousands, except for years)

Other intangible assets:
Customer relationships	$15,427	$(5,657)	$9,770	5 years
Developed technology	4,948	(1,814)	3,134	5 years
Tradename	849	(849)	—	3 years
Non-compete agreement	806	(296)	510	5 years
Backlog	383	(383)	—	< 1 year

	$22,413	$(8,999)	$13,414

Customer relationships represent future projected net revenues that will be derived from sales of current and future versions of existing products that will be sold to existing customers. Developed technology represents a combination of processes, patents and trade secrets developed through years of experience in design and development of the products. Trade name represents the Quantum brand that the Company does not intend to use in future capacitive sensing products. Non-compete agreement represents the fair value to the Company from agreements with certain former Quantum executives to refrain from competition for a number of years. Backlog represents committed orders from customers as of the closing date of the acquisition.

The Company recorded the following acquisition-related charges in the consolidated statements of operations in the years ended December 31, 2009 and 2008, respectively:

	Years Ended
		December 31,
	December 31, 2009	2008
	(In thousands)

Amortization of intangible assets	$4,917	$5,556
In-process research and development	—	1,047
Compensation-related expense — cash	3,871	10,710
Compensation-related expense — stock	7,561	6,301

	$16,349	$23,614

The Company recorded amortization of intangible assets of $4,917 and $5,556 in the years ended December 31, 2009 and 2008, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog.

In the year ended December 31, 2008, the Company recorded a charge of $1,047 associated with acquired in-process research and development (“IPR&D”), in connection with the acquisition of Quantum. No IPR&D charges were recorded in the year ended December 31, 2009.

The Company also agreed to compensate former key executives of Quantum, contingent upon continuing employment determined at various dates over a three year period. The Company has agreed to pay up to $15,049 in cash and issue 5,319 shares of the Company’s common stock valued at $17,285, based on the Company’s closing stock price on March 4, 2008. These amounts are being accrued over the employment period on a graded vested basis. As a result, in the year ended December 31, 2009 and 2008, the Company recorded compensation-related expenses of $11,432, which are payable in cash of $3,871 and stock of $7,561, and $17,011, which is payable in cash of $10,710 and stock of $6,301. The Company made cash payments of $10,694 to the former Quantum employees in the year ended December 31, 2009.

Pro Forma Results

Pro forma consolidated statements of operations have not been presented because Quantum’s historical financial results were not material to the Company’s consolidated statements of operations for the period from January 1, 2008 through March 6, 2008.

Note 4	INVESTMENTS

Investments at December 31, 2009 and 2008 are primarily comprised of corporate equity securities, U.S. and foreign corporate debt securities, guaranteed variable annuities and auction-rate securities.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders’ equity on the Company’s consolidated balance sheets as a component of accumulated other comprehensive income. Gross realized gains or losses are recorded based on the specific identification method. In the years ended December 31, 2009, 2008 and 2007, the Company’s gross realized gains or losses on short-term investments were not material. The Company’s investments are further detailed in the table below:

	December 31,			December 31,
	2009			2008
	Book Value	Fair Value		Book Value	Fair Value
	(In thousands)

Corporate equity securities	$87	$132		$87	$165
Auction-rate securities	5,370	5,392	*	8,795	8,795	*
Corporate debt securities and other obligations	33,506	35,373		34,089	35,618

	$38,963	$40,897		$42,971	$44,578

Unrealized gains	1,987			1,721
Unrealized losses	(53)			(114)

Net unrealized gains	1,934			1,607

Fair value	$40,897			$44,578

Amount included in short-term investments		$38,631			$31,707
Amount included in other assets		2,266			12,871

		$40,897			$44,578

*	Includes the fair value of the Put Option of $98 and $323 at December 31, 2009 and 2008, respectively, related to an offer from UBS to purchase auction-rate securities of $3,150 and $6,575 at December 31, 2009 and 2008, respectively.

In the year ended December 31, 2009, auctions for the Company’s auction-rate securities have continued to fail and as a result these securities have continued to be illiquid. The Company concluded that $2,220 (book value) of these securities are unlikely to be liquidated within the next twelve months and classified these securities as long-term investments, which is included in other assets on the consolidated balance sheets.

In the year ended December 31, 2008, the Company recorded an impairment charge of $530 on auction-rate securities. The Company believes this loss to be other than temporary due to the Company’s inability to liquidate these securities at par value in the foreseeable future.

In October 2008, the Company accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase the Company’s certain auction-rate securities of $3,150 at par value (the “Put Option”) at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, the Company expects to sell the securities to UBS at par value on June 30, 2010. The Company elected to measure the Put Option under the fair value option and recorded a corresponding short-term investment as of December 31, 2009, which is included within the auction-rate securities balance for presentation purposes. As a result of accepting the offer, the Company reclassified these auction-rate securities from available-for-sale to trading securities.

Contractual maturities (at book value) of available-for-sale debt securities as of December 31, 2009, were as follows:

(In thousands)

Due within one year	$28,338
Due in 1-5 years	8,318
Due in 5-10 years	—
Due after 10 years	2,220

Total	$38,876

Atmel has classified all investments with maturity dates of 90 days or more as short-term as it has the ability and intent to redeem them within the year.

Note 5	FIXED ASSETS

Fixed assets consist of the following:

	December 31,	December 31,
	2009	2008
	(In thousands)

Land	$27,643	$27,475
Buildings and improvements	539,670	604,608
Machinery and equipment	758,386	1,371,793
Furniture and fixtures	153,025	159,146
Construction-in-progress	4,160	1,682

	$1,482,884	$2,164,704
Less: Accumulated depreciation and amortization	(1,279,665)	(1,781,597)

	$203,219	$383,107

Depreciation expense on fixed assets for the years ended December 31 2009, 2008 and 2007, was $60,610, $124,883 and $124,064, respectively. Fixed assets include building and improvements, and machinery and equipment acquired under capital leases of $76,690 and $76,087 at December 31, 2009 and 2008, respectively, with accumulated depreciation of $44,092 and $42,930, respectively.

As of December 31, 2009, fixed assets classified as “non-current assets held for sale” on the consolidated balance sheet in conjunction with the expected sale of the Company’s fabrication facility in Rousset, France totaled $83,260 and is excluded from the table above.

The Company assesses the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. The Company measures the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. In the year ended December 31, 2009, the Company recorded an impairment charge of $79,841 related to the proposed sale of its Rousset, France manufacturing operation (see Note 16 for further discussion). In the year ended December 31, 2008, the Company recorded an impairment charge of $7,969 for the sale of its Heilbronn, Germany manufacturing facility, calculated as the difference between the estimated fair value of approximately $6,773, less selling costs related to legal, commissions and other direct incremental costs of $4,944, compared to a carrying value of approximately $9,798.

Note 6	INTANGIBLE ASSETS, NET

Intangible assets, net, consisted of technology licenses and acquisition-related intangible assets as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)

Core/licensed technology	$90,718	$84,718
Accumulated amortization	(74,291)	(69,208)

Total technology licenses	16,427	15,510

Acquisition-related intangible assets	22,413	22,796
Accumulated amortization	(8,999)	(4,185)

Total acquisition-related intangible assets	13,414	18,611

Total intangible assets, net	$29,841	$34,121

Amortization expense for technology licenses in the years ended December 31, 2009, 2008 and 2007 totaled $5,094, $4,357 and $4,709, respectively. Amortization expense for acquisition-related intangible assets of $4,917 and $5,556 in the years ended December 31, 2009 and 2008, respectively. There were no amortization expenses for acquisition-related intangible assets in the years ended December 31, 2007.

The following table presents the estimated future amortization of the technology licenses and acquisition-related intangible assets:

	Technology	Acquisition-Related
Years Ending December 31:	Licenses	Intangible Assets	Total
	(In thousands)

2010	$5,417	$4,236	$9,653
2011	4,719	4,236	8,955
2012	4,353	4,236	8,589
2013	1,938	706	2,644

Total future amortization	$16,427	$13,414	$29,841

Note 7	BORROWING ARRANGEMENTS

Information with respect to the Company’s debt and capital lease obligations as of December 31, 2009 and 2008 is shown in the following table:

	December 31,	December 31,
	2009	2008
	(In thousands)

Various interest-bearing notes and term loans	$3,484	$2,835
Bank lines of credit	80,000	125,000
Capital lease obligations	11,442	17,206

Total	$94,926	$145,041
Less: current portion of long-term debt and capital lease obligations	(85,462)	(131,132)

Long-term debt and capital lease obligations due after one year	$9,464	$13,909

Maturities of long-term debt and capital lease obligations are as follows:

Years Ending December 31:
(In thousands)

2010	$86,303
2011	4,910
2012	1,263
2013	—
2014	—
Thereafter	3,484

95,960
Less: amount representing interest	(1,034)

Total	$94,926

On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165,000 with certain European lenders. This facility is secured by the Company’s non-U.S. trade receivables. At December 31, 2009, the amount outstanding under this facility was $80,000. In June 2009, the Company repaid $20,000 under this line of credit as its eligible non-U.S. trade receivables declined. The eligible non-US trade receivables were $94,472 at December 31, 2009. Borrowings under the facility bear interest at LIBOR plus 2% per annum (approximately 2.23% based on the one month LIBOR at December 31, 2009), while the undrawn portion is subject to a commitment fee of 0.375% per annum. The outstanding balance is subject to repayment in full on the last day of its interest period (every two months). The terms of the facility subject the Company to certain financial and other covenants and cross-default provisions. The Company was in compliance with its financial covenants as of December 31, 2009. On November 6, 2009, the Company reduced the credit facility to $125,000 from $165,000. Commitment fees and amortization of up-front fees paid related to the facility in the years ended December 31, 2009, 2008 and 2007 totaled $1,179, $1,183 and $1,392, respectively, and are included in interest and other (expense) income, net, in the consolidated statements of operations. The outstanding balance under this facility is classified within bank lines of credit in the summary debt table above.

In December 2004, the Company established a $25,000 revolving line of credit with a domestic bank, which was extended until September 2009. The interest rate on the revolving line of credit was either the lower of the domestic bank’s prime rate or LIBOR plus 2%. The revolving line of credit was secured by the Company’s U.S. trade receivables and requires the Company to meet certain financial ratios and to comply with other covenants on a periodic basis. In February 2009, the Company repaid $3,500 and the remaining $21,500 was repaid on September 30, 2009 when the revolving line of credit matured.

Of the Company’s remaining outstanding debt obligations of $14,926 as of December 31, 2009, $11,442 are classified as capital leases and $3,484 as interest bearing notes in the summary debt table.

Included within the Company’s outstanding debt obligations are $90,494 of variable-rate debt obligations where the interest rates are based on the Prime Rate, LIBOR index plus 2.0% or the short-term EURIBOR index plus a spread ranging from 0.9% to 2.25%. Approximately $80,000 of the Company’s total debt obligations at December 31, 2009 have cross default provisions.

Note 8	STOCK-BASED COMPENSATION

Option and Employee Stock Purchase Plans

The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of December 31, 2009, 114,000 shares were authorized for issuance under the 2005 Stock Plan, and 28,478 shares of common stock remained available for grant. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available	Number of	Price	Exercise Price
	for Grant	Options	Per Share	Per Share
	(In thousands, except per share data)

Balances, December 31, 2006	13,300	31,320	$1.68-$24.44	$5.79
Restricted stock units issued	(4,130)	—	—	—
Options granted	(7,195)	7,195	$4.35-$6.05	4.99
Options cancelled/expired/forfeited	4,129	(4,129)	$1.68-$24.44	7.24
Options exercised	—	(3,604)	$1.68-$5.75	2.54

Balances, December 31, 2007	6,104	30,782	$1.68-$24.44	$5.81
Authorized additional shares available for grant	58,000	—	—	—
Restricted stock units issued	(8,098)	—	—	—
Performance-based restricted stock units issued	(9,914)	—	—	—
Adjustment for restricted stock units issued	(14,049)	—	—	—
Options granted	(5,150)	5,150	$3.24-$4.37	3.70
Options cancelled/expired/forfeited	3,293	(3,293)	$1.98-$24.44	6.52
Options exercised	—	(1,376)	$1.68-$4.19	2.32

Balances, December 31, 2008	30,186	31,263	$1.68-$24.44	$5.54
Restricted stock units issued	(8,951)	—	—	—
Performance-based restricted stock units issued	(83)	—	—	—
Adjustment for restricted stock units issued	(7,046)	—	—	—
Restricted stock units cancelled	1,766	—	—	—
Adjustment for restricted stock units cancelled	1,377	—	—	—
Options granted	(3,167)	3,167	$3.49-4.43	4.31
Options cancelled/expired/forfeited	14,396	(14,396)	$1.80-24.44	7.02
Options exercised	—	(1,206)	$1.80-4.35	2.71

Balances, December 31, 2009	28,478	18,828	$1.68-$24.44	$4.38

Restricted stock units are granted from the pool of options available for grant. On May 14, 2008, the Company’s stockholders approved an amendment to its 2005 Stock Plan whereby every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), and stock purchase rights issued on or after May 14, 2008 will be counted against the numerical limit for options available for grant as 1.78 shares in the table above. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements are forfeited or repurchased by the Company and would otherwise return to the 2005 Stock Plan, 1.78 times the number of shares will return to the plan and will again become available for issuance. The Company issued 25,280 restricted stock units from May 14, 2008 to December 31, 2009, resulting in a reduction of 44,998 shares available for grant under the 2005 Stock Plan.

Restricted Stock Units

Activity related to restricted stock units is set forth below:

		Weighted-Average
	Number of	Fair Value
	Shares	Per Share
	(In thousands, except per share data)

Restricted stock units issued	4,280	$5.28
Restricted stock units vested	(312)	4.72

Balance, December 31, 2007	3,968	5.32
Restricted stock units issued	8,098	4.27
Performance-based restricted stock units issued	9,914	3.94
Restricted stock units vested	(1,558)	4.12

Balance, December 31, 2008	20,422	4.33
Restricted stock units issued	8,951	4.18
Performance-based restricted stock units issued	83	3.63
Restricted stock units vested	(3,646)	3.83
Restricted stock units cancelled	(750)	3.90
Performance-based restricted stock units cancelled	(1,016)	3.78

Balance, December 31, 2009	24,044	$4.38

During the year ended December 31, 2009, 3,646 restricted stock units vested, including 1,277 units withheld for taxes. These vested restricted stock units had a weighted-average fair value of $3.83 on the vesting dates. As of December 31, 2009, total unearned stock-based compensation related to nonvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $73,301, excluding forfeitures, and is expected to be recognized over a weighted-average period of 3.0 years.

During the year ended December 31, 2008, 1,558 restricted stock units vested, including 456 units withheld for taxes. These vested restricted stock units had a weighted-average fair value of $4.12 on the vesting dates. As of December 31, 2008, total unearned stock-based compensation related to nonvested restricted stock units previously granted was approximately $79,894, excluding forfeitures, and is expected to be recognized over a weighted-average period of 3.1 years.

During the year ended December, 31, 2007, 312 restricted stock units vested. These vested restricted stock units had a weighted-average fair value of $4.72 on the vesting dates.

In the year ended December 31, 2008, the Company issued performance-based restricted stock units to eligible employees for a maximum of 9,914 shares of the Company’s common stock under the 2005 Stock Plan. In the year ended December 31, 2009, the Company issued performance-based restricted stock units to eligible employees for a maximum of 83 shares of the Company’s common stock. These restricted stock units vest only if the Company achieves certain quarterly operating margin performance criteria over the performance period of July 1, 2008 to December 31, 2012. In the three months ended June 30, 2009, the performance period was extended by one additional year to December 31, 2012 which is considered a modification to the performance-based restricted stock units. Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. The Company recognizes the stock-based compensation expense for its performance-based restricted stock units when management believes it is probable that the Company will achieve the performance criteria. If achieved, the award vests over a specified remaining performance period. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. The Company recorded a credit of $2,092 in the three months ended March 31, 2009 related to the reversal of previously recorded stock-based compensation expense based on management’s estimate that the probability of achieving the performance criteria was highly uncertain. However, in the fourth quarter of 2009, after significant improvement to operating results and customer order rates, the Company recorded stock-based compensation expense of $2,621, as the Company re-assessed the probability of achieving the performance criteria and estimated that it is probable a portion of the performance criteria will be achieved by December 31, 2012.

The following table summarizes the stock options outstanding at December 31, 2009:

Options Outstanding					Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Term (Years)	Price	Value	Exercisable	Term (Years)	Price	Value
(In thousands, except per share prices and life data)

$1.68-2.85	1,888	3.51	$2.20	$4,545	1,887	3.51	$2.20	$4,545
2.90-3.29	2,318	6.40	3.26	3,126	1,718	5.74	3.27	2,307
3.32-3.70	1,906	8.13	3.34	2,421	979	7.98	3.35	1,232
3.86-4.20	2,050	8.72	4.16	907	661	8.69	4.16	295
4.23-4.43	3,321	8.21	4.34	895	478	7.83	4.35	121
4.56-4.89	2,895	6.97	4.81	2	2,073	6.84	4.82	2
4.92-5.75	2,319	6.02	5.38	—	1,683	5.92	5.48	—
5.85-7.76	1,908	6.45	6.37	—	1,389	6.29	6.41	—
8.02-21.47	221	1.02	13.10	—	221	1.02	13.10	—
24.44-24.44	2	0.21	24.44	—	2	0.21	24.44	—

	18,828	6.83	$4.38	$11,896	11,091	5.93	$4.41	$8,502

The number of options exercisable under Atmel’s stock option plans at December 31, 2009, 2008 and 2007 were 11,100, 17,591 and 15,568, respectively. During the years ended December 31, 2009, 2008 and 2007, the number of stock options that were forfeited, but were not available for future stock option grants due to the expiration of these shares under the 1986 Stock Plan were not material.

During the years ended December 31, 2009, 2008 and 2007, the number of stock options that were exercised were 1,206, 1,376 and 3,604, respectively, which had a total intrinsic value at the date of exercise of $1,525, $1,332 and $10,488, respectively, and had an aggregate exercise price of $3,263, $3,188 and $9,160, respectively.

On August 3, 2009, the Company commenced an exchange offer whereby eligible employees were given the opportunity to exchange some or all of their outstanding stock options with an exercise price greater than $4.69 per share (which was equal to the 52-week high of the Company’s per share stock price as of the start of the offer) that were granted on or before August 3, 2008, whether vested or unvested, for restricted stock units or, for certain employees, a combination of restricted stock units and stock options and the exchange ratio was based on the per share exercise price of the eligible stock options. The Company completed the exchange offer on August 28, 2009, under which 9,484 stock options were exchanged for 1,354 stock options and 2,297 restricted stock units. The modification of these stock options did not result in a material charge to the Company’s financial results in the year ended December 31, 2009.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Risk-free interest rate	2.38%	3.00%	4.26%
Expected life (years)	5.58	5.58	5.68
Expected volatility	55%	55%	59%
Expected dividend yield	—	—	—

The Company’s weighted-average assumptions for the years ended December 31, 2009, 2008 and 2007 were determined in accordance with the accounting standard on stock-based compensation and are further discussed below.

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

The weighted-average estimated fair value of options granted in the years ended December 31, 2009, 2008 and 2007 was $2.25, $1.95 and $2.86, respectively.

Employee Stock Purchase Plan

Under the 1991 Employee Stock Purchase Plan (“ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to 10 percent of an employee’s eligible compensation. There were 2,139 and 2,431 shares purchased under the ESPP in the years ended December 31, 2009 and 2008 at an average price per share of $3.03 and $3.02, respectively. There were no purchases under the ESPP in the year ended December 31, 2007. Of the 42,000 shares authorized for issuance under this plan, 4,751 shares were available for issuances at December 31, 2009.

The fair value of each purchase under the ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. The following assumptions were utilized to determine the fair value of the Company’s ESPP shares:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Risk-free interest rate	0.35%	2.08%	4.09%
Expected life (years)	0.50	0.50	0.50
Expected volatility	73%	39%	34%
Expected dividend yield	—	—	—

The weighted-average fair value of the rights to purchase shares under the ESPP for offering periods started in the years ended December 31, 2009, 2008 and 2007 was $0.86, $0.75 and $0.95, respectively. Cash proceeds for the issuance of shares under the ESPP were $6,483, $7,332 and $0 in the years ended December 31, 2009, 2008 and 2007, respectively.

The components of the Company’s stock-based compensation expense, net of amount capitalized in inventory, in the years ended December 31, 2009, 2008 and 2007 are summarized below:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)

Employee stock options	$11,419	$15,126	$12,844
Employee stock purchase plan	2,208	1,721	613
Restricted stock units	16,542	12,645	3,331
Amounts capitalized in inventory	(111)	(356)	(136)

	$30,058	$29,136	$16,652

The accounting standard on stock-based compensation requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation expense incurred in the years ended December 31, 2009, 2008 and 2007, as the Company believes it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchases in the years ended December 31, 2009, 2008 and 2007:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)

Cost of revenues	$4,831	$4,259	$1,966
Research and development	12,088	11,746	4,601
Selling, general and administrative	13,139	13,131	10,085

Total stock-based compensation expense, before income taxes	30,058	29,136	16,652
Tax benefit	—	—	—

Total stock-based compensation expense, net of income taxes	$30,058	$29,136	$16,652

The table above excluded stock-based compensation of $7,561 and $6,301 in the years ended December 31, 2009 and 2008, respectively, for former Quantum executives related to the acquisition, which are classified within acquisition-related charges in the consolidated statements of operations.

There was no non-employee stock-based compensation expense in the years ended December 31, 2009, 2008 and 2007.

As of December 31, 2009, total unearned compensation expense related to nonvested stock options was approximately $20,300, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.0 years.

Tender Offer

In December 2007, the Company completed a tender offer to amend certain stock options that had original exercise prices per share that were less than the fair market value per share of the Company’s common stock underlying the stock option on the stock option’s grant date, as determined by the Company for financial accounting purposes. Pursuant to the terms of the tender offer, the Company accepted for amendment stock options to purchase an aggregate of 942 shares of the Company’s common stock, of which options to purchase 426 shares of the

Company’s common stock were amended by delaying the ability of the option holder to exercise the stock option, and stock options to purchase 516 shares of the Company’s common stock were amended by increasing the exercise price per share to the fair market value of a share of the Company’s common stock on the stock option’s measurement date. The tender offer represented modifications to the affected stock options but resulted in no incremental charges for the year ended December 31, 2007.

Note 9	STOCKHOLDER RIGHTS PLAN

In September 1998, the Board of Directors approved a stockholder rights plan, and in October 1999, the Board of Directors approved the Amended and Restated Preferred Shares Rights Agreement, dated as of October 18, 1999, as amended November 10, 2008 (the “Rights Agreement”), by and between the Company and EquiServe, L.P., as successor to BankBoston, N.A., under which stockholders of record on September 16, 1998 received rights (“Rights”) to purchase one-thousandth of a share of Atmel’s Series A preferred stock for each outstanding share of Atmel’s common stock. The Rights Agreement expired in October 2009.

Note 10	ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive (loss) income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net (loss) income and comprehensive (loss) income for Atmel arises from foreign currency translation adjustments, actuarial gains related to defined benefit pension plans and net unrealized gains (losses) on investments. The components of accumulated other comprehensive income at December 31, 2009 and December 31, 2008, net of tax, are as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)

Foreign currency translation	$135,839	$110,108
Actuarial gains related to defined benefit pension plans	2,697	2,284
Net unrealized gains on investments	1,934	1,607

Total accumulated other comprehensive income	$140,470	$113,999

The components of comprehensive (loss) income are shown in the consolidated statements of stockholders’ equity and comprehensive (loss) income.

Note 11	COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. The Company also leases certain manufacturing equipment and software licenses under operating leases. Total rental expense for the years ended December 31, 2009, 2008 and 2007 was $19,940, $24,372 and $28,966, respectively.

The Company also enters into capital leases to finance machinery and equipment. The capital leases are collateralized by the financed assets. At December 31, 2009, no unutilized equipment lease lines were available to borrow under these arrangements.

Aggregate non-cancelable future minimum rental payments under operating and capital leases are as follows:

	Operating	Capital
Years Ending December 31:	Leases, Net	Leases
	(In thousands)

2010	$14,750	$5,940
2011	11,093	4,910
2012	8,168	1,263
2013	1,983	—
2014	1,113	—
Thereafter	281	—

	$37,388	12,113

Less: amount representing interest		(671)

Total capital lease		11,442
Less: current portion		(5,462)

Capital lease due after one year		$5,980

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

Subject to certain limitations, the Company is obligated to indemnify certain current and former directors, officers and employees in connection with litigation related to the timing of stock option grants awaded by Atmel. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify in connection with this litigation generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses incurred in defense of these matters. The Company is currently paying or reimbursing legal expenses being incurred in connection with these matters by its current and former directors, officers and employees.

Subject to certain limitations, the Company also was obligated to indemnify its current directors in connection with the Microchip offer shareholder litigation. These obligations arose under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify meant that the Company was required to pay or reimburse the directors’ reasonable legal expenses and certain other obligations incurred in connection with this litigation. The Company paid or reimbursed such legal expenses and other obligations incurred in connection with these matters by its directors.

Purchase Commitments

At December 31, 2009, the Company had certain commitments which were not included in the consolidated balance sheet at that date. These include outstanding capital purchase commitments of $2,925, total future operating lease commitments of $37,388, and a purchase commitment for product wafer purchases of approximately $78,805.

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

From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. Additional derivative actions were filed in the United States District Court for the Northern District of California (later consolidated with the previously-filed federal derivative actions) and the Delaware Chancery Court. All the suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. In June 2008, the federal district court denied the Company’s motion to dismiss for failure to make a demand on the board, and granted in part and denied in part motions to dismiss filed by the individual defendants. On December 18, 2009, the federal district court preliminarily approved a partial global settlement of these actions, and several other actions seeking to compel inspection of Company books and records. The settlement remains subject to final court approval and, among other things, resolves all claims against all defendants, except Atmel’s former general counsel James Michael Ross, related to the allegations and/or matters set forth in all the derivative actions. The terms of the settlement provide for: (1) a direct financial benefit to Atmel of $9,650; (2) the adoption and/or implementation of a variety of corporate governance enhancements, particularly in the way Atmel grants and documents grants of employee stock option awards; (3) the payment by Atmel of plaintiffs’ counsels’ attorneys’ fees, costs, and expenses in the amount of $4,940; and (4) the dismissal with prejudice of all claims by and between the settling parties and releases of all claims against the settling defendants. The claims against Mr. Ross remain pending. Discovery is ongoing, and no trial date has been set.

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

In October and November 2008, three purported class actions were filed in Delaware Chancery Court against the Company and/or all current members of its Board of Directors arising out of the unsolicited proposal made on October 1, 2008 by Microchip Technology Inc. (“Microchip”) and ON Semiconductor (“ON”) to acquire the Company. The three cases eventually were consolidated, with the complaint in Louisiana Municipal Employees Retirement System v. Laub designated the operative complaint. As initially filed, that complaint had only one cause of action — for breach of fiduciary duty — and asked the court to declare that the directors breached their fiduciary duty by refusing to consider the Microchip/ON offer in good faith, to invalidate any defensive measures that had been taken, and to award an unspecified amount of compensatory damages. Plaintiff filed an Amended Complaint on June 2, 2009 (adding a declaratory judgment claim to the breach of fiduciary duty claim). In addition, in mid-

November 2008, a fourth case arising out of the Microchip/ON proposal, Zucker v. Laub, was filed in California in the Superior Court for Santa Clara County. Zucker was stayed in favor of the Delaware actions. On September 14, 2009, a Memorandum of Understanding (“MOU”) was signed setting forth an agreement-in-principle to settle all litigation arising out of the Company’s response to the Microchip/ON proposal in exchange for certain therapeutic provisions relating to the Company’s stockholder rights plan (the therapeutic provisions previously were disclosed in a September 18, 2009 Form 8-K). The agreement-in-principle outlined in the MOU was subject to and conditioned upon the negotiation and execution of a settlement agreement and final court approval. On January 8, 2010, the Delaware Chancery Court entered an Order and Final Judgment (“Order”) approving the settlement. Pursuant to the Company’s pre-existing obligations to indemnify the directors, and the terms of the approved settlement agreement, the Company paid plaintiffs’ counsel $950 for attorneys’ fees and expenses. The Company accrued for this payment during the third quarter of 2009, and all these matters now are concluded.

On October 9, 2008, the Air Pollution Control Division (“APCD”) of the State of Colorado Department of Public Health and Environment issued a Compliance Advisory notice to the Company’s Colorado Springs facility for purported violations of the law and non-compliance with the Company’s Colorado Construction Permit Number 91EP793-1 Initial Approval Modification 3 (“Permit”). The Compliance Advisory notice also claimed that the Company failed to meet other regulatory requirements. The APCD sought administrative penalties and compliance by the Company with applicable laws, regulations and Permit terms. Effective October 1, 2009, the Company and the APCD entered into a Compliance Order on Consent (“COC”) that resolves this matter. The COC required that the Company pay a fine of $100, 80 percent of which the Company is offsetting through performance of a supplemental environmental project.

On June 3, 2009, the Company filed an action in Santa Clara County Superior Court against three of its now-terminated Asia-based distributors, NEL Group Ltd. (“NEL”), Nucleus Electronics (Hong Kong) Ltd. (“NEHK”) and TLG Electronics Ltd. (“TLG”). The Company seeks, among other things, to recover $8,500 owed it, plus applicable interest and attorneys fees. On June 9, 2009, NEHK separately sued Atmel in Santa Clara County Superior Court, alleging that Atmel’s suspension of shipments to NEHK on September 23, 2008-one day after TLG appeared on the Department of Commerce, Bureau of Industry and Security’s Entity List-breached the parties’ International Distributor Agreement. NEHK also alleges that Atmel libeled it, intentionally interfered with contractual relations and/or prospective business advantage, and violated California Business and Professions Code Sections 17200 et seq. and 17500 et seq. NEHK alleges damages exceeding $10,000. Both matters now have been consolidated. On July 29, 2009, NEL filed a cross-complaint against Atmel that alleges claims virtually identical to those NEHK has alleged, and seeks unspecified damages. Discovery in the case is ongoing and no trial date has yet been set. The Company intends to prosecute its claims and defend the NEHK/NEL claims vigorously. TLG did not answer, and the Court entered a default judgment of $2,697 on November 23, 2009.

On July 16, 2009, James M. Ross, the Company’s former General Counsel, filed a lawsuit in Santa Clara County Superior Court challenging his termination, and certain actions the Company took thereafter. The Complaint, as amended and narrowed by motion practice, contains 12 causes of action, including: (1) several claims arising out of the Company’s treatment of his post-termination attempt to exercise stock options; (2) breach of a purported oral contract to pay a bonus upon the sale of the Company’s Grenoble division; (3) defamation; (4) violation of Section 17200 of the California Business and Professions Code; and (5) violations of the California Labor Code. Discovery is ongoing and no trial date has yet been set. The Company intends to vigorously defend this action.

On December 18, 2009, Mr. Ross filed another lawsuit in Delaware Chancery Court seeking (pursuant to Section 145 of the Delaware General Corporation Law) to enforce certain rights granted him under his indemnification agreement with the Company, and to recover damages for any breach of that agreement. In particular, Mr. Ross alleges that the Company breached the agreement in the way it negotiated and structured the partial global settlement in the backdating cases, described above. He also seeks advancement of fees and indemnification in connection with the Delaware lawsuit. The Company intends to vigorously defend this action.

On July 24, 2009, 56 former employees of Atmel’s Nantes facility filed claims in the First Instance labour court, Nantes, France against the Company and MHS Electronics claiming that (1) the Company’s sale of the Nantes facility to MHS (XbyBus SAS) in 2005 did not result in the transfer of their labor agreements to MHS, and

(2) these employees should still be considered Atmel employees, with the right to claim related benefits from Atmel. Alternatively, each employee seeks damages of at least 45 Euros and court costs. At an initial hearing on October 6, 2009, the Court set a briefing schedule and said it will issue a ruling on October 6, 2010. These claims are similar to those filed in the First Instance labour court in October 2006 by 47 other former employees of Atmel’s Nantes facility (MHS was not named a defendant in the earlier claims). On July 24, 2008, the judge hearing the earlier claims issued an oral ruling in favor of the Company, finding that there was no jurisdiction for those claims by certain “protected employees,” and denying the claims as to all other employees. Forty of those earlier plaintiffs appealed, and on February 11, 2010, the Court of Appeal of Rennes, France affirmed the lower court’s ruling. The Company intends to continue defending all these claims vigorously.

From time to time, the Company may be notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims. As well, from time to time, the Company receives from customers demands for indemnification, or claims relating to the quality of our products, including claims for additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting their defective products, costs for product recalls or other damages. The Company accrues for losses relating to such claims that the Company considers probable and for which the loss can be reasonably estimated.

Other Contingencies

In October 2008, officials of the European Union Commission (the “Commission”) conducted an inspection at the offices of one of the Company’s French subsidiaries. The Company was informed that the Commission was seeking evidence of potential violations by Atmel or its subsidiaries of the European Union’s competition laws in connection with the Commission’s investigation of suppliers of integrated circuits for smart cards. On September 21, 2009 and October 27, 2009, the Commission requested additional information from the Company, and the Company responded to the Commission’s requests. The Company continues to cooperate with the Commission’s investigation and has not received any specific findings, monetary demand or judgment through the date of filing this Form 10-K. As a result, the Company has not recorded any provision in its financial statements related to this matter.

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

In 2009, the French Tax Authority completed its examination of the income tax returns for the Company’s subsidiary in Rousset, France for the tax years 2001 through 2005. During the three months ended June 30, 2009, the Company effectively settled the audit with the French Tax Authority that resulted in the utilization and release of tax reserves and an adjustment to deferred tax asset balances. See Note 12 for further discussion of the settlement of the audit.

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

The following table summarizes the activity related to the product warranty liability in the year ended December 31, 2009, 2008 and 2007:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)

Balance at beginning of period	$5,579	$6,789	$4,773
Accrual for warranties during the period, net of change in estimates	3,190	4,936	8,919
Actual costs incurred	(4,544)	(6,146)	(6,903)

Balance at end of period	$4,225	$5,579	$6,789

Product warranty liability is included in accrued and other liabilities on the consolidated balance sheets.

Guarantees

During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of December 31, 2009, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements is approximately $1,850. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.

Note 12	INCOME TAXES

The components of (loss) income from operations before income taxes were as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)

U.S.	$(119,143)	$(116,340)	$(149,491)
Foreign	(16,896)	96,097	205,200

(Loss) income from operations before income taxes	$(136,039)	$(20,243)	$55,709

The (benefit from) provision for income taxes consists of the following:

		Years Ended
		December 31,	December 31,	December 31,
		2009	2008	2007
		(In thousands)

Federal	Current	$9,300	$7,385	$7,042
	Deferred	—	—	574
State	Current	52	36	29
	Deferred	—	—	—
Foreign	Current	(20,761)	(1,585)	(2,286)
	Deferred	(15,132)	1,130	2,465

(Benefit from) provision for income taxes		$(26,541)	$6,966	$7,824

The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,	December 31,
	2009	2008
	(In thousands)

Deferred income tax assets:
Fixed assets	$27,670	$120,520
Intangible assets	—	126
Unrealized foreign exchange translation losses	22,184	17,358
Deferred income on shipments to distributors	5,029	12,315
Stock-based compensation	14,746	15,011
Accrued liabilities	12,290	26,070
Net operating losses	83,526	117,005
Research and development, foreign tax and other tax credits	80,306	140,270
Other	—	600

Total deferred income tax assets	245,751	449,275

Deferred income tax liabilities
Intangible assets	(859)	—
Fixed assets	(34,678)	(24,502)
Other	(113)	—

Total deferred tax liabilities	(35,650)	(24,502)

Less valuation allowance	(197,407)	(422,555)

Net deferred income tax assets	$12,694	$2,218

Reported as:
Current deferred tax assets(1)	$26,430	$12,658
Current deferred tax liabilities(2)	(4,158)	(2,731)
Non-current deferred tax assets(3)	2,988	3,921
Non-current deferred tax liabilities(4)	(12,566)	(11,630)

Net deferred tax assets	$12,694	$2,218

(1)	Included within Prepaids and other current assets on the consolidated balance sheet.

(2)	Included within Accrued and other liabilities on the consolidated balance sheet.

(3)	Included within Other assets on the consolidated balance sheet.

(4)	Included within Other long-term liabilities on the consolidated balance sheet.

Prior period deferred tax assets and liabilities balances related to fixed assets, disclosed previously on a net basis, have been grossed up to conform to current period presentation.

In the year ended December 31, 2009, the Company reviewed the potential U.S. tax impact of intercompany loans among foreign subsidiaries. As a result of this review, the December 31, 2008 deferred tax assets and valuation allowance balances were revised as follows:

	As Previously
	Reported	Revised
	(In thousands)

Net operating losses	$244,660	$117,005
Research and development and other tax credits	63,349	140,270
Valuation allowance	(473,289)	(422,555)

In the year ended December 31, 2009, the Company sold certain net operating losses in a foreign jurisdiction, which resulted in a contingent gain, which may be recognized in a future period, and transferred intellectual property, both to utilize tax losses before they become unavailable. These transactions resulted in the utilization of deferred income tax assets related to fixed assets of $73,302. During 2009, the Company utilized $49,679 of tax credits to offset taxable income generated from Internal Revenue Code Section 956 deemed dividends.

The ultimate realization of the deferred tax assets depends upon future taxable income during periods in which the temporary differences become deductible. With the exception of the deferred tax assets of certain non-U.S. subsidiaries, based on the weight of the evidence (primarily historical losses), the Company believes that it is more likely than not that it will not realize the benefit of the deferred tax assets, and accordingly, has provided a full valuation allowance. At December 31, 2009, the valuation allowance relates primarily to deferred tax assets in the United States, Switzerland, United Kingdom and France.

The Company’s effective tax rate differs from the U.S. Federal statutory income tax rate as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007

U.S. Federal statutory income tax rate	35.00%	35.00%	35.00%
State tax	(2.61)	(0.18)	(0.05)
Effect of foreign operations	(38.84)	18.58	(45.46)
Recognition of tax credits	46.77	175.23	(46.59)
Net operating loss and future deductions not currently benefited	(30.34)	(182.03)	40.95
Provision for tax settlements and withholding taxes	14.02	(77.71)	26.10
Other	(4.50)	(3.31)	4.09

Effective tax provision rate	19.50%	(34.42)%	14.04%

The Company recorded a (benefit from) provision for income taxes of $(26,541), $6,966, and $7,824 in the years ended December 31, 2009, 2008 and 2007, respectively. A significant component of these amounts during the years ended December 31, 2009, 2008 and 2007, was a benefit of $39,941, $13,488 and $21,675, due to the recognition of refundable foreign R&D credits that related to prior years. The refundability of these credits does not depend on the existence of taxable income or a tax liability and the credits were not previously recognized due to uncertainty over the realization of these credits. The credits were realized during these years as the income tax audits were completed or the statutes of limitations for the credits expired. In the year ended December 31, 2009, the tax benefit was partially offset by net out-of-period adjustments related to prior years of $7,567 as discussed below. The income tax provision in the year ended December 31, 2008 and 2007 resulted primarily from taxes incurred by the Company’s profitable foreign subsidiaries and an increase in tax reserves related to certain U.S. Federal, state and foreign tax liabilities, partially offset by the recognition of tax credits in foreign jurisdictions and the refund of unused tax credits.

In the three months ended December 31, 2009, the Company recorded out-of-period adjustments totaling $8,663 to record income tax expense associated with certain foreign intercompany loans and alternative minimum tax, which related to fiscal years 2003 to 2008. In addition, during the three months ended June 30, 2009, the Company recorded an out-of-period adjustment of $1,096 to correct alternative minimum tax liabilities that were overstated in 2008. The net impact of out-of-period adjustments related to prior years totaled $7,567 for the year ended December 31, 2009. The Company has assessed the impact of correcting these errors in the current period and does not believe that these amounts are material to any prior period financial statements, nor is the correction of these errors material to the 2009 financial statements. As a result, the Company has not restated any prior period amounts.

As a result of certain realization requirements of the stock-based compensation accounting rules, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2009 and 2008 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $12,462 if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

In the year ended December 31, 2008, the Company changed its position to no longer assert permanent reinvestment of undistributed earnings for certain foreign entities on a prospective basis. As of December 31, 2009, there was no U.S. income tax provision for undistributed earnings of $138,510 as it is currently the Company’s intention to reinvest these earnings indefinitely in operations outside the U.S. The determination of the tax effect of repatriating these earnings is not practicable because of the numerous assumptions associated with this hypothetical calculation that are dependent on future events that cannot be reasonably estimated. However, foreign tax credits would be available to reduce some portion of this amount.

At December 31, 2009, the Company had net operating loss carry forwards in non-U.S. jurisdictions of approximately $394,181. These loss carry forwards expire in different periods starting in 2009. The Company also has U.S. state net operating loss carry forwards of approximately $542,140 at December 31, 2009. These loss carry forwards expire in different periods from 2010 through 2030. The Company also has U.S. Federal R&D credits of $14,235 and state R&D tax credits of $10,228 at December 31, 2009. U.S. Federal R&D credits will begin to expire in 2020, and the state R&D credits carryforward indefinitely. The Company has Foreign Tax Credits of $27,873, which start to expire in 2018 and state investment tax credits of $27,233 at December 31, 2009 that begin expiring in 2010. In addition, the Company has foreign R&D credits of $17,382, which are refundable in the future if they are not used to offset future tax liability.

On January 1, 2007, the Company adopted the accounting standard related to uncertain income tax positions. Under the accounting standard, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. A tax benefit for an uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)

Balance at January 1	$215,978	189,440	215,675
Tax Positions Related to Current Year:
Additions	12,619	25,161	16,584
Tax Positions Related to Prior Years:
Additions	10,899	19,484	—
Reductions	(5,731)	(7,561)	(21,017)
Lapse of Statute of Limitation	(401)	(714)	—
Settlements	(50,812)	(9,832)	(21,802)

Balance at December 31	$182,552	$215,978	$189,440

The prior period balances above have been revised to reflect the inclusion of certain refundable R&D credits, which were not previously disclosed in this table. As a result, the balances as of January 1, 2007, December 31, 2007, and December 31, 2008 included cumulative unrecognized tax benefits of $39,366, $23,260 and $26,193, respectively, related to these credits, which were not previously disclosed. In addition, the changes in the balances have also been adjusted to more appropriately reflect the additions and reductions of these items in the respective years. The revisions to this table did not impact the results of operations or financial position of the Company.

Included in the balance of unrecognized tax benefits at December 31, 2009, 2008 and 2007 respectively, are $69,728, $59,937 and $60,455 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2009, 2008 and 2007 respectively, are $112,824, $156,041 and $128,985 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.

The table above includes unrecognized tax benefits associated with the refundable foreign R&D credits, including additions due to positions taken in the current year and reductions for the completion of income tax audits or expiration of the related statute of limitations.

It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the conclusion of ongoing tax audits in various jurisdictions around the world. While these events are reasonably possible to occur within the next 12 months, the Company is not able to accurately estimate the range of the change in the unrecognized tax benefits that may occur. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2000 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 2000 through 2008 tax years generally remain subject to examination by their respective tax authorities.

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

In the year ended December 31, 2009, the French tax authority completed its examination of tax years 2001 through 2005 for one of the Company’s French subsidiaries. The examination for these years resulted in a reduction of deferred tax assets associated with net operating loss carryovers of $54,120, for which there was a full valuation allowance. The income tax return for the 2006 tax year is currently under limited scope audit by the French tax authority.

Currently, the Company has numerous tax audits in progress in various other foreign jurisdictions. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. While the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, the outcome is subject to uncertainty.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in its income tax provision. In the years ended December 31, 2009, 2008 and 2007, the Company recognized interest and penalties in the consolidated statements of operations of $1,617, $7,245 and $6,948, respectively. The total amount of interest and penalties accrued on the consolidated balance sheets as of December 31, 2009 and 2008 was $46,676 and $45,059, respectively.

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

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
		(In thousands)

Service costs during the period	$1,477	$2,107	$2,622
Interest costs on projected benefit obligation	1,469	2,944	2,530
Amortization of actuarial (gain) loss	(100)	85	123
Curtailment and other related gains	—	(4,513)	—

Net pension expenses	$2,846	$623	$5,275

Curtailment and other related gains in the year ended December 31, 2008 primarily related to the reduction of the pension liability as a result of the Company’s sale of its manufacturing operations in Heilbronn, Germany and was recorded as a component of cost of revenues.

The change in projected benefit obligation during the years ended December 31, 2009 and 2008 and the accumulated benefit obligation at December 31, 2009 and 2008, were as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)

Projected benefit of obligation at beginning of the year	$26,808	$52,579
Service costs	1,477	2,107
Interest costs	1,469	2,944
Transfer related to Heilbronn, Germany sale	—	(20,817)
Curtailment and other related gains	—	(4,513)
Actuarial (loss) gain	(1,205)	332
Benefits paid	(505)	(1,027)
Foreign currency exchange rate changes	810	(4,797)

Projected benefit obligation at end of the year	$28,854	$26,808

Accumulated benefit obligation at end of the year	$22,416	$19,561

As the defined benefit plans are unfunded, the liability recognized on the consolidated balance sheet as of December 31, 2009 was $28,854, of which $686 is included in accrued and other liabilities, $24,154 is included in other long-term liabilities and $4,014 is included in long-term liabilities held for sale as the amount relates to a liability which is expected to transfer. The liability recognized on the consolidated balance sheet as of December 31,

2008 was $26,808, of which $765 is included in accrued and other liabilities and $26,043 is included in other long-term liabilities.

Actuarial assumptions used to determine benefit obligations for the plans were as follows:

Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Assumed discount rate	4.9-5.8%	5.8-6.3%	5.5-5.7%
Assumed compensation rate of increase	2.2-4.0%	3.0-4.0%	2.0-4.0%

The discount rate is based on the quarterly average yield for euro treasuries with a duration of 30 years, plus a supplement for corporate bonds (euro, AA rating).

Future estimated expected benefit payments over the next ten years are as follows:

Years Ending December 31:
(In thousands)

2010	$686
2011	587
2012	453
2013	599
2014	1,043
2015 through 2019	8,607

$11,975

The Company’s pension liability represents the present value of estimated future benefits to be paid. With respect to the Company’s unfunded plans in Europe, in the year ended December 31, 2009, a decrease in assumed discount rate and compensation rate of increase used to calculate the present value of the pension obligation resulted in a decrease in the pension liability of $1,205, which resulted in a benefit, net of tax, of $413, which was credited to accumulated other comprehensive income in stockholders’ equity in the year ended December 31, 2009. In the year ended December 31, 2008, the transfer of liability and other credits associated with the sale of the Company’s manufacturing operations in Heilbronn, Germany, as well as a change in discount rate and inflation rate assumptions resulted in a net decrease in pension liability of $24,998 for the year ended December 31, 2008. This resulted in a benefit, net of tax, of $1,109, which was credited to accumulated other comprehensive income in stockholders’ equity in the year ended December 31, 2008.

The net pension cost for 2010 is expected to be approximately $3,267. Cash funding for benefits paid was $505 in the year ended December 31, 2009. Cash funding for benefits to be paid for 2010 is expected to be approximately $686.

Amounts recognized in accumulated other comprehensive income consist of net actuarial gain of $2,697 and $2,284 at December 31, 2009 and 2008, respectively. Net actuarial gains of $183 are expected to be recognized as a component of net periodic pension benefit cost during 2010 and are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and comprehensive (loss) income as of December 31, 2009.

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

At December 31, 2009 and 2008, the Company’s deferred compensation plan totaled $3,109 and $2,971, respectively, and is included in prepaids and other current assets on the consolidated balance sheets and the corresponding deferred compensation plan liability at December 31, 2009 and 2008, totaled $3,109 and $2,971, respectively, and is included in accrued and other liabilities on the consolidated balance sheets.

401(k) Tax Deferred Savings Plan

The Company maintains a 401(k) Tax Deferred Savings Plan for the benefit of qualified employees who are primarily U.S. based, and matches each eligible employee’s contribution up to a maximum of five hundred dollars. The Company’s matching contribution was $277, $808 and $668 in the years ended December 31, 2009, 2008 and 2007, respectively.

Note 14	OPERATING AND GEOGRAPHICAL SEGMENTS

The Company designs, develops, manufactures and sells a wide range of semiconductor integrated circuit products. The segments represent management’s view of the Company’s businesses and how it allocates Company resources and measures performance of its major components. In addition, each segment consists of product families with similar requirements for design, development and marketing. Each segment requires different design, development and marketing resources to produce and sell semiconductor integrated circuits. Atmel’s four reportable segments are as follows:

•	Microcontrollers segment includes a variety of proprietary and standard microcontrollers, the majority of which contain embedded nonvolatile memory, integrated analog peripherals and capacitive touch sensing libraries. This segment also includes products with military and aerospace applications. In March 2008, the Company acquired Quantum, a supplier of capacitive sensing IP solutions. Results from the acquired operations are considered complementary to sales of microcontroller products and are included in this segment.

•	Nonvolatile Memories segment consists predominantly of serial interface electrically erasable programmable read-only memory (“SEEPROM”) and serial interface Flash memory products. This segment also includes parallel interface Flash memories as well as mature parallel interface electrically erasable programmable read-only memory (“EEPROM”) and erasable programmable ready-only memory (“EPROM”) devices. This segment also includes products with military and aerospace applications.

•	Radio Frequency (“RF”) and Automotive segment includes products designed for the automotive industry. This segment produces and sells wireless and wired devices for industrial, consumer and automotive applications and it also provides foundry services which produce radio frequency products for the mobile telecommunication market.

•	Application Specific Integrated Circuit (“ASIC”) segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of specific applications. This segment also encompasses a range of products which provide security for digital data transaction, including smart cards for mobile phones, set top boxes, banking and national identity cards. The Company also develops application specific standard products (“ASSP”) for high reliability space applications, power management and secure crypto memory products.

The Company evaluates segment performance based on revenues and income or loss from operations excluding acquisition-related charges, charges for grant repayments, restructuring charges, asset impairment charges (recovery) and gains on sale of assets. Interest and other (expenses) income, net, nonrecurring gains and losses, foreign exchange gains and losses and income taxes are not measured by operating segment.

Segments are defined by the products they design and sell. They do not make sales to each other. The Company’s net revenues and segment (loss) income from operations for each reportable segment in years ended December 31, 2009, 2008 and 2007 are as follows:

Information about Reportable Segments

	Micro-	Nonvolatile	RF and
	Controllers	Memories	Automotive	ASIC	Total
		(In thousands)

Year ended December 31, 2009
Net revenues from external customers	$457,797	$290,936	$147,871	$320,741	$1,217,345
Segment (loss) income from operations	(1,741)	10,255	(8,402)	(20,484)	$(20,372)
Year ended December 31, 2008
Net revenues from external customers	$522,635	$339,239	$250,219	$454,670	$1,566,763
Segment income (loss) from operations	34,419	29,362	4,983	(11,730)	57,034
Year ended December 31, 2007
Net revenues from external customers	$458,228	$376,675	$308,519	$495,815	$1,639,237
Segment income (loss) from operations	27,718	40,015	18,778	(21,132)	65,379

The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)

Total segment (loss) income from operations	$(20,372)	$57,034	$65,379
Unallocated amounts:
Acquisition-related charges	(16,349)	(23,614)	—
Charges for grant repayments	(1,554)	(718)	(1,464)
Restructuring charges	(6,681)	(71,324)	(13,239)
Asset impairment recovery (charges)	(79,841)	(7,969)	1,057
Gain on sale of assets	164	32,654	—

Consolidated (loss) income from operations	$(124,633)	$(13,937)	$51,733

Geographic sources of revenues were as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
		(In thousands)

United States	$209,494	$221,351	$219,541
Germany	167,808	253,325	227,311
France	73,926	134,502	154,866
United Kingdom	10,034	17,580	33,844
Japan	35,691	76,625	90,767
China, including Hong Kong	342,172	363,206	375,544
Singapore	54,221	95,517	153,102
Rest of Asia-Pacific	175,217	218,775	208,005
Rest of Europe	129,210	163,264	155,455
Rest of the World	19,572	22,618	20,802

Total net revenues	$1,217,345	$1,566,763	$1,639,237

Net revenues are attributed to countries based on delivery locations.

No single customer accounted for more than 10% of net revenues in the years ended December 31, 2009, 2008 and 2007, respectively.

Locations of long-lived assets as of December 31, 2009 and 2008 were as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)

United States	$105,017	$126,959
Germany	21,408	23,377
France	35,505	200,799
United Kingdom	4,949	6,978
Asia-Pacific	37,726	34,049
Rest of Europe	17,366	13,756

Total	$221,971	$405,918

Excluded from the table above are auction-rate securities of $2,266 and $8,795 as of December 31, 2009 and December 31, 2008, respectively, which are included in other assets on the consolidated balance sheets. Also excluded from the table above as of December 31, 2009 and 2008 are goodwill of $56,408 and $51,010, respectively, intangible assets, net of $29,841 and $34,121, respectively, deferred income tax assets of $2,988 and $3,921, respectively, and assets held for sale of $83,260 and $0, respectively.

Note 15	CHARGES FOR GRANT REPAYMENTS

In the fourth quarter of 2006, the Company announced its intention to close its design facility in Greece. In the years ended December 31, 2009, 2008 and 2007, the Company accrued interest of $1,554, $718 and $1,464 related to the expected grant repayments in Greece. These charges are included in “Charges for Grant Repayments” in the consolidated statements of operations.

As of December 31, 2009 and 2008, the total liability for grant benefits subject to repayment was $15,058 and $13,303, respectively, and is included in accrued and other liabilities on the consolidated balance sheets. During the year ended December 31, 2008, the Company repaid grant benefits of $39,519 to the UK government in connection with the closure of the Company’s North Tyneside, UK manufacturing facility.

Note 16	ASSETS HELD FOR SALE, ASSET IMPAIRMENT CHARGES AND GAIN ON SALE OF ASSETS

The Company assesses the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. The Company measures the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. The Company classifies long-lived assets to as held and used until they are disposed, including assets not available for immediate sale in their present condition. The Company reports assets to be disposed of by sale as held for sale and recognizes those assets and liabilities on the consolidated balance sheet at the lower of carrying amount or fair value, less cost to sell. Assets classified as held for sale are not depreciated.

The table below summarizes the asset impairment charges (recovery) for the Company’s wafer fabrication facilities by location included in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, respectively:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
		(In thousands)

Rousset, France	$79,841	$—	$—
Heilbronn, Germany	—	7,969	—
North Tyneside, United Kingdom	—	—	(1,057)

Total asset impairment charges (recovery)	$79,841	$7,969	$(1,057)

Rousset, France

In the first quarter of 2009, the Company announced its intention to sell its ASIC business, including the wafer fabrication facility in Rousset, France and classified the related assets and liabilities as held for sale at each balance sheet date from March 31, 2009 through September 30, 2009. On December 17, 2009, the Company announced that it entered into an exclusivity agreement with LFoundry GmbH for the purchase of the Company’s manufacturing operations in Rousset, France. As a result of this agreement, the Company determined that certain assets and liabilities were no longer included in the disposal group as they were not being acquired or assumed by the buyer, and as result, the Company reclassified these assets and liabilities back to held and used as of December 31, 2009. The assets and liabilities that remain in the disposal group, and are classified as held for sale, are carried on the consolidated balance sheet at December 31, 2009, at the lower of their carrying amount or fair value less cost to sell. In determining any potential write down of these assets and liabilities, the Company considered both the net book value of the disposal group, which was $83,260, and also a credit balance of $129,302 related to foreign currency translation adjustments (“CTA balance”) that are recorded within stockholders’ equity. As a result, no impairment charge was recorded for the disposal group, as its carrying value, net of the CTA balance, cannot be reduced to below zero. The CTA balance remaining in stockholders’ equity at the date of sale will be released to the statement of operations at that date.

Property and equipment previously included in the disposal group and reclassified to held and used in December 2009 totaled $110,360. In connection with this reclassification, the Company assessed the fair value of the property and the equipment to be retained and concluded that the fair value of the property was lower than its carrying value less depreciation expense that would have been recognized had the asset (disposal group) been continuously classified as held and used. As a result, the Company recorded an impairment charge of $79,841 in the fourth quarter of 2009. No impairment charge was recorded for the equipment that was reclassified to held and used but the depreciation expense that would have been recognized had the asset (disposal group) been continuously classified as held and used, which totaled $4,682, was included in operating results in the fourth quarter of 2009.

The proposed sale of the manufacturing operations in Rousset, France, is not expected to qualify as discontinued operations as the Company expects to have continuing cash flows associated with supply agreements with the buyer in future periods.

The following table details the assets and liabilities within the disposal group, which are classified as held for sale in the consolidated balance sheet as of December 31, 2009:

December 31,
2009
(In thousands)

Current assets
Inventory	$16,139

Total current assets held for sale	16,139
Fixed Assets	83,260

Total non current assets held for sale	83,260

Total assets held for sale	$99,399

Current liabilities
Accrued and other liabilities	$11,284

Total current liabilities held for sale	11,284
Pension liability	4,014

Total non-current liabilities held for sale	4,014

Total liabilities held for sale	$15,298

Heilbronn, Germany

The Company announced its intention to sell its fabrication facility in Heilbronn, Germany in December 2006. Subsequently, the Company decided to sell only the manufacturing operations related to the fabrication facility. In the three months ended September 30, 2008, the Company entered into an agreement to sell the manufacturing operations to Tejas Silicon Holding Limited (“TSI”). The Company recorded an impairment loss of $7,969 in the year ended December 31, 2008, which consisted of $3,025 for the net book value of the fixed assets and $4,944 for selling costs related to legal, commissions and other direct incremental costs. The Company recorded a gain on sale of $2,706 in the year ended December 31, 2008 upon closing of the sale. The sale of the Heilbronn manufacturing operations did not qualify as discontinued operations as the operations and future cash flows were not eliminated from the Company’s RF and Automotive segment. The Company continues to purchase wafers from the buyer of the Heilbronn fabrication facility. See Note 11.

North Tyneside, United Kingdom

On October 8, 2007, the Company entered into definitive agreements to sell certain wafer fabrication equipment and land and buildings at North Tyneside to Taiwan Semiconductor Manufacturing Company (“TSMC”) and Highbridge Business Park Limited (“Highbridge”) for a total of approximately $124,800. The Company recorded proceeds of $81,849 and recognized a gain of $29,948 for the sale of the equipment in the year ended December 31, 2008. The Company received proceeds of $42,951 from Highbridge upon closing of the real property portion of the transaction in November 2007. The Company vacated the facility in May 2008.

Note 17	RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the years ended December 31, 2009, 2008 and 2007.

	January 1,			Currency	December 31,
	2009			Translation	2009
	Accrual	Charges	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	(2)
Fourth quarter of 2007
Other restructuring charges	218	470	(698)	10	—
Second quarter of 2008
Employee termination costs	235	46	(273)	(4)	4
Third quarter of 2008
Employee termination costs	17,575	87	(16,220)	(885)	557
Fouth quarter of 2008
Employee termination costs	3,438	626	(4,060)	(4)	—
First quarter of 2009
Employee termination costs	—	2,207	(2,393)	186	—
Other restructuring charges	—	389	(71)	—	318
Second quarter of 2009
Employee termination costs	—	2,856	(2,856)	—	—

Total 2009 activity	$23,058	$6,681	$(26,571)	$(697)	$2,471	(1)

(1)	Accrued restructuring charges are classified within accrued and other liabilities on the consolidated balance sheets and are expected to be paid prior to December 31, 2010.

(2)	Relates to a contractual obligation, which is currently subject to litigation.

	January 1,			Currency	December 31,
	2008	Charges/		Translation	2008
	Accrual	(Credits)	Payments	Adjustment	Accrual
			(In thousands)

Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2006
Employee termination costs	1,324	(224)	(1,172)	72	—
Fourth quarter of 2007
Employee termination costs	12,759	1,431	(14,749)	559	—
Termination of contract with supplier	—	12,206	(13,019)	813	—
Other restructuring charges	—	20,778	(21,465)	905	218
Second quarter of 2008
Employee termination costs	—	2,990	(2,534)	(221)	235
Third quarter of 2008
Employee termination costs	—	28,852	(8,921)	(2,356)	17,575
Fouth quarter of 2008
Employee termination costs	—	5,291	(1,879)	26	3,438

Total 2008 activity	$15,675	$71,324	$(63,739)	$(202)	$23,058

	January 1,			Currency	December 31,
	2007	Charges/		Translation	2007
	Accrual	(Credits)	Payments	Adjustment	Accrual
			(In thousands)

Third quarter of 2002
Termination of contract with supplier	$8,896	$(3,071)	$(4,233)	$—	$1,592
Fouth quarter of 2006
Employee termination costs	7,490	3,305	(9,959)	488	1,324
Fouth quarter of 2007
Employee termination costs	—	12,441	—	318	12,759
Other exit related costs	—	564	(564)	—	—

Total 2007 activity	$16,386	$13,239	$(14,756)	$806	$15,675

2009 Restructuring Charges

In the year ended December 31, 2009, the Company continued to implement the restructuring initiatives announced in 2008 that are discussed below and incurred restructuring charges of $6,681. The charges relating to this initiative consist of the following:

•	Net charges of $5,822, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.

•	Charges of $859 related to facility closure costs.

The Company paid $25,802 related to employee termination costs in the year ended December 31, 2009.

2008 Restructuring Charges

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

The Company incurred restructuring charges related to the signing of definitive agreements in October 2007 to sell certain wafer fabrication equipment and real property at North Tyneside to Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) and Highbridge Business Park Limited (“Highbridge”). As a result of this action, this facility was closed and all of the employees of the facility were terminated by June 30, 2008. In addition, the Company began implementing new initiatives, primarily focused on lowering manufacturing costs and eliminating non-core research and development programs. The Company recorded the following restructuring charges (credits):

•	Net charges of $37,657 related to severance costs resulting from involuntary termination of employees.

•	Charges of $20,778 related to equipment removal and facility closure costs. After production activity ceased, the Company utilized employees as well as outside services to disconnect fabrication equipment, fulfill equipment performance testing requirements of the buyer, and perform facility decontamination and other facility closure-related activity, Included in these costs are labor costs, facility related costs, outside service provider costs, and legal and other fees. Equipment removal, building decontamination and closure related cost activities were completed as of June 30, 2008.

•	Charges of $12,206 related to contract termination charges, primarily associated with a long-term gas supply contract for nitrogen gas utilized in semiconductor manufacturing. The Company is required to pay an early termination penalty including de-contamination and removal costs. Other contract termination costs related to semiconductor equipment support services with minimum payment clauses extending beyond the current period.

•	Net charges of $683 related to changes in estimates of termination benefits originally recorded.

The Company paid $29,255 related to employee termination costs in the year ended December 31, 2008.

2007 Restructuring Activities

During 2007, the Company implemented restructuring initiatives announced in 2006 and in 2007. The Company recorded a net restructuring charge of $13,239, which included restructuring charges related to the sale of certain wafer fabrication equipment and real property at North Tyneside to TSMC and Highbridge. As a result of these actions, this facility was closed and all of the employees of the facility were terminated. Related to this sale, during the fourth quarter of 2007, the Company recorded the following restructuring charges:

•	Charges of $11,084 related to one-time severance costs for involuntary termination of employees.

•	Charges of $1,357 related to on-going severance costs for involuntary termination of employees.

•	Charges of $564 related to other exit related costs.

In addition, the Company also incurred the following restructuring charges in 2007:

•	Charges of $2,050 related to severance costs for involuntary termination of employees.

•	Charges of $1,255 related to one-time minimum statutory termination benefits, including changes in estimates.

•	A credit of $3,071 related to the settlement of a long-term gas supply contract for which the accrual was $12,437, originally recorded in the third quarter of 2002. On May 1, 2007, in connection with the sale of the Irving, Texas facility, the Company paid $5,600 to terminate this contract, of which $1,700 was reimbursed by the buyer of the facility.

The Company paid $9,959 related to employee termination costs in the year ended December 31, 2007.

Note 18	NET (LOSS) INCOME PER SHARE

Basic net loss per share is calculated by using the weighted-average number of common shares outstanding during that period. Diluted net loss per share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, upon vesting of restricted stock units, contingent issuable shares for all periods and accrued issuance of shares under employee stock purchase plan. No dilutive potential common shares were included in the computation of any diluted per share amount when a loss from continuing operations was reported by the Company. Income or loss from operations is the “control number” in determining whether potential common shares are dilutive or anti-dilutive.

A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net (loss) income	$(109,498)	$(27,209)	$47,885

Weighted-average shares — basic	451,755	446,504	477,213
Incremental shares and share equivalents	—	—	4,524

Weighted-average shares — diluted	451,755	446,504	481,737

Net (loss) income per share:
Basic
Net (loss) income per share — basic	$(0.24)	$(0.06)	$0.10

Diluted
Net (loss) income per share — diluted	$(0.24)	$(0.06)	$0.10

The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income per share, as their effect would have been anti-dilutive:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(In thousands)

Employee stock options and restricted stock units outstanding	51,788	47,690	32,668
Incremental shares and share equivalents	—	—	(4,524)

Incremental shares and share equivalents excluded from per share calculation	51,788	47,690	28,144

Note 19	INTEREST AND OTHER (EXPENSE) INCOME, NET

Interest and other (expense) income, net, are summarized in the following table:

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
		(In thousands)

Interest and other income	$1,845	$10,973	$16,716
Interest expense	(6,600)	(12,340)	(12,351)
Foreign exchange transaction losses	(6,651)	(4,939)	(389)

Total	$(11,406)	$(6,306)	$3,976

Note 20	ACCELERATED SHARE REPURCHASE PROGRAM

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

The payment of $250,151 was included in the cash flows from financing activities in the Company’s consolidated statement of cash flow for the year ended December 31, 2007.

Note 21	FAIR VALUES OF ASSETS AND LIABILITIES

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

Fair Value Hierarchy

The accounting standard discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.

The table below presents the balances of marketable securities measured at fair value on a recurring basis at December 31, 2009:

	December 31, 2009
	Total	Level 1	Level 2	Level 3
		(In thousands)

Assets
Corporate equity securities	$132	$132	$—	$—
Auction-rate securities	5,392	—	—	5,392
Corporate debt securities and other obligations	35,373	—	35,373	—
Deferred compensation plan assets	3,109	3,109	—	—

Total	$44,006	$3,241	$35,373	$5,392

The table below presents the balances of marketable securities measured at fair value on a recurring basis at December 31, 2008:

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(In thousands)

Assets
Corporate equity securities	$165	$165	$—	$—
Auction-rate securities	8,795	—	—	8,795
Corporate debt securities and other obligations	35,618	—	35,618	—
Deferred compensation plan assets	2,971	2,971	—	—

Total	$47,549	$3,136	$35,618	$8,795

The Company’s investments, with the exception of auction-rate securities, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The Company’s money market securities of $76,917 and $38,032, as of December 31, 2009 and 2008, respectively, are classified as Level 1 as cash and cash equivalents on the consolidated balance sheet. The types of instruments valued based on other observable inputs include corporate debt securities and other obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Auction-rate securities are classified within Level 3 as significant assumptions are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of total assets as of December 31, 2009.

In October 2008, the Company accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase the Company’s eligible auction-rate securities of $3,150 (book value) at par value at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, the Company expects to sell the securities to UBS at par value on June 30, 2010. These auction-rate securities are classified as Level 3. The Company elected to measure the Put Option under the fair value option and recorded a corresponding short-term investment as of December 31, 2009, which is included within the auction-rate securities balance for presentation purposes. As a result of accepting the offer, the Company reclassified these auction-rate securities from available-for-sale to trading securities.

A summary of the changes in Level 3 assets measured at fair value on a recurring basis is as follows:

	Balance at			Balance at
	January 1,	Total Unrealized	Sales and Other	December 31,
	2009	Gains	Settlements	2009
		(In thousands)

Auction-rate securities	$8,795	$22	$(3,425)	$5,392

Total	$8,795	$22	$(3,425)	$5,392

	Balance at			Balance at
	January 1,	Total Unrealized	Sales and Other	December 31,
	2008	Losses	Settlements	2008
		(In thousands)

Auction-rate securities	$29,057	$(530)	$(19,732)	$8,795

Total	$29,057	$(530)	$(19,732)	$8,795

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Atmel Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows present fairly, in all material respects, the financial position of Atmel Corporation and its subsidiaries at December 31, 2009 and December 31, 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 1, 2010

Schedule II

ATMEL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2009, 2008 and 2007

	Balance at	Charged		Balance at
	Beginning	(Credited)	Deductions -	End
	of Year	to Expense	Write-offs	of Year
		(In thousands)

Allowance for doubtful accounts receivable:
Year ended December 31, 2009	$14,996	$(3,066)	$—	$11,930
Year ended December 31, 2008	3,111	12,330	(445)	14,996
Year ended December 31, 2007	3,605	(212)	(282)	3,111

UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters in the years ended December 31, 2009 and 2008:

	First	Second	Third	Fourth
Year Ended December 31, 2009(1)	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net revenues	$271,493	$284,542	$317,730	$343,580

Gross profit	95,405	91,824	98,739	127,039

Net income (loss)	$3,626	$(12,407)	$(17,450)	$(83,267)

Basic net income (loss) per share:
Net income (loss)	$0.01	$(0.03)	$(0.04)	$(0.18)

Weighted-average shares used in basic net income (loss) per share calculations	449,685	450,891	452,322	454,040

Diluted net income (loss) per share:
Net income (loss)	$0.01	$(0.03)	$(0.04)	$(0.18)

Weighted-average shares used in diluted net income (loss) per share calculations	456,431	450,891	452,322	454,040

	First	Second	Third	Fourth
Year Ended December 31, 2008(2)	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net revenues	$411,237	$420,908	$400,008	$334,610

Gross profit	146,054	153,526	158,009	132,951

Net income	$6,788	$(4,907)	$(4,738)	$(24,352)

Basic net income per share:
Net income	$0.02	$(0.01)	$(0.01)	$(0.05)

Weighted-average shares used in basic net income per share calculations	444,670	445,793	447,013	448,524

Diluted net income per share:
Net income	$0.02	$(0.01)	$(0.01)	$(0.05)

Weighted-average shares used in diluted net income per share calculations	447,643	445,793	447,013	448,524

(1)	The Company recorded charges for grant repayments of $0.3 million, $0.3 million, $0.2 million and $0.8 million in the quarters ended December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively. The Company recorded restructuring charges of $1 million, $1 million, $2 million and $2 million in the quarters ended December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively. The Company recorded loss on sale of assets of $0.2 million in the quarter ended March 31, 2009. The Company recorded acquisition-related charges of $4 million, $4 million, $4 million and $5 million in the quarters ended December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively. The Company recorded an asset impairment charge of $80 million in the quarter ended December 31, 2009.

Included in the net loss for the quarter ended December 31, 2009 was an out-of-period adjustment of $10 million to record income tax expense relating to prior periods, of which $9 million related to prior years and $1 million related to prior quarters in 2009. In addition, in the quarter ended June 30, 2009, the Company recorded an out-of-period adjustment of $1 million to correct alternative minimum tax liabilities that were overstated in 2008. As a result of the additional out-of-period adjustments noted above, income tax expense for the fourth quarter of 2009 totaled $10.5 million. See Note 12 of Notes to Consolidated Financial Statements for further discussion.

(2)	The Company recorded charges (credit) for grant repayments of $0.3 million, $0.3 million, $0.3 million and $(0.2) million in the quarters ended December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, respectively. The Company recorded restructuring charges of $8 million, $27 million, $9 million and $28 million in the quarters ended December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, respectively. The Company recorded gain (loss) on sale of assets of $3 million, $(1) million and $31 million in the quarters ended December 31, 2008, June 30, 2008 and March 31, 2008, respectively. The Company recorded acquisition-related charges of $7 million, $7 million, $7 million and $4 million in the quarters ended December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, respectively. The Company recorded asset impairment charges of $8 million in the quarter ended September 30, 2008.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. This evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

Executive Officers of the Registrant

The executive officers of Atmel, who are elected by and serve at the discretion of the Board of Directors, and their ages (as of January 31, 2010), are as follows:

Name	Age	Position

Steven Laub	51	President and Chief Executive Officer and Director
Tsung-Ching Wu	59	Executive Vice President, Office of the President and Director
Walter Lifsey	51	Executive Vice President, Operations
Stephen Cumming	39	Vice President Finance and Chief Financial Officer
Patrick Reutens	51	Senior Vice President, Chief Legal Officer and Secretary
Jean Vaylet	62	Vice President and General Manager, ASIC Segment
Rod Erin	61	Vice President, RF and Automotive and Non-Volatile Memory Segments
David McCaman	52	Vice President Finance and Chief Accounting Officer

Steven Laub, Atmel’s President and Chief Executive Officer, has served as a director of Atmel since February 2006 and as President and Chief Executive Officer since August 2006. From 2005 to August 2006, Mr. Laub was a technology partner at Golden Gate Capital Corporation, a private equity buyout firm, and the Executive Chairman of Teridian Semiconductor Corporation, a fabless semiconductor company. From November 2004 to January 2005, Mr. Laub was President and Chief Executive Officer of Silicon Image, Inc., a provider of semiconductor solutions. Prior to that time, Mr. Laub spent 13 years in executive positions (including President, Chief Operating Officer and member of the Board of Directors) at Lattice Semiconductor Corporation, a supplier of programmable logic devices and related software. Prior to joining Lattice Semiconductor, Mr. Laub was a vice president and partner at Bain and Company, a global strategic consulting firm. Mr. Laub holds a degree in economics from the University of California, Los Angeles, (BA) and a degree from Harvard Law School (J.D.).

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

Rod Erin has served as Atmel’s Vice President, RF and Automotive Segment since May 2008, in addition to serving as Vice President, Non-Volatile Memory Segment since August 2007. Prior to that, Mr. Erin served as Vice President of Atmel’s Advanced Products Group from July 2005 to August 2007. Mr. Erin joined Atmel in 1989 and has held various management positions in Atmel’s planning, operational, and IT organizations. Prior to joining Atmel, Mr. Erin spent 16 years with other semiconductor manufacturing companies, including Texas Instruments, Inmos, and Honeywell in a variety of IT management positions. Mr. Erin holds degrees from the University of Illinois (B.S.E.E and M.B.A).

David McCaman has served as Atmel’s Vice President Finance and Chief Accounting Officer since July 2008. Mr. McCaman joined Atmel in May 2003 as Corporate Controller, and was promoted to Vice President and Corporate Controller in March 2006. Previously, Mr. McCaman worked in finance positions at Electronics for Imaging, KLA-Tencor, and several networking startup companies. Mr. McCaman received a B.S. in Accounting from San Jose State University and is a California Certified Public Accountant.

The other information required by this Item regarding directors, Section 16 filings, the Registrant’s Audit Committee and our Code of Ethics/Standards of Business Conduct is set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Code of Ethics/Standards of Business Conduct” in the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders (the “2010 Proxy Statement”), and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item regarding compensation of the Registrant’s directors and executive officers is set forth under the captions “Executive Compensation,” “Executive Compensation — Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item regarding beneficial ownership of the Registrant’s Common Stock by certain beneficial owners and management of Registrant, as well as equity compensation plans, is set forth under the captions “Security Ownership” and “Equity Compensation Plan Information” in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item regarding certain relationships and related transactions with management and director independence is set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors” in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item regarding principal accounting fees and services is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm — Fees of PricewaterhouseCoopers LLP Incurred by Atmel” in the 2010 Proxy Statement and is incorporated herein by reference.

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

March 1, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on March 1, 2010 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ Steven Laub Steven Laub	President, Chief Executive Officer and Director (principal executive officer)

/s/ Stephen Cumming Stephen Cumming	Vice President Finance and Chief Financial Officer (principal financial officer)

/s/ David McCaman David McCaman	Vice President Finance and Chief Accounting Officer (principal accounting officer)

/s/ Tsung-Ching Wu Tsung-Ching Wu	Director

/s/ Dr. Edward Ross Dr. Edward Ross	Director

/s/ David Sugishita David Sugishita	Director

/s/ Papken Der Torossian Papken Der Torossian	Director

/s/ Jack L. Saltich Jack L. Saltich	Director

/s/ Charles Carinalli Charles Carinalli	Director

EXHIBIT INDEX

3.1		Restated Certificate of Incorporation of Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on February 8, 2010).
3.2		Amended and Restated Bylaws of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 14, 2009).
10	.1+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19032).
10	.2+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032).
10	.3+	1991 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 0-19032).
10	.4+	2005 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 27, 2009).
10	.5+	2005 Stock Plan forms of option agreement (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032).
10	.6+	2005 Stock Plan forms of restricted stock unit agreement (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032).
10	.7+	2005 Stock Plan forms of performance restricted stock unit agreement (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032).
10	.8+	Description of Amendment of Certain Option Agreements (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 12, 2007).
10	.9+	Description of Amendment of Certain Option Agreements (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 15, 2008).
10	.10+	Stock Option Fixed Exercise Date Forms (which are incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on January 8, 2007 and Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 15, 2008).
10	.11+	Amendment and Restatement of Employment Agreement, effective as of May 31, 2009 and dated as of June 3, 2009, between Registrant and Steven Laub (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032).
10	.12+	Offer Letter, dated June 16, 2008, between Registrant and Stephen Cumming (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 0-19032).
10	.13+	Description of Fiscal 2009 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on June 23, 2009).
10	.14+	Change of Control and Severance Plan (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032).
10.15		Facility Agreement, dated as of March 15, 2006, by and among the Registrant, Atmel Sarl, Atmel Switzerland Sarl, the financial institutions listed therein, and Bank of America, N.A., as facility agent and security agent (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 21, 2006).

10.16		Facility Agreement Amendment and Waiver, dated November 6, 2009, by and among Atmel SARL, Atmel Corporation, Atmel Switzerland Sarl and Bank of America, N.A.
10.17		Agreement for the Sale and Purchase of Property, dated October 8, 2007, by and among Atmel North Tyneside Limited, Atmel Corporation, Highbridge Business Park Limited and Highbridge Properties Plc (which is incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, Commission File No. 0-19032).
10.18		Agreement for the Sale and Purchase of Certain Assets, dated October 8, 2007, by and among Atmel North Tyneside Limited, Atmel Corporation, and Taiwan Semiconductor Manufacturing Company Limited (which is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, Commission File No. 0-19032).
10.19		Agreement in Relation to the Removal of Equipment, dated October 8, 2007, by and among Atmel North Tyneside Limited, Atmel Corporation, Highbridge Business Park Limited, Highbridge Properties Plc., and Taiwan Semiconductor Manufacturing Company Limited (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, Commission File No. 0-19032).
10	.20*	Share Purchase Agreement, dated February 6, 2008, by and among Atmel Corporation, Atmel UK Holdings Limited, QRG Limited and Mr. Harald Phillip (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, Commission File No. 0-19032).
21.1		Subsidiaries of Registrant.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature pages hereof).
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management compensatory plan, contract or arrangement.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.