Form 10-Q
period 2010-03-31
ATMEL CORP
filed 2010-05-07
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting filer ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On April 30, 2010, the Registrant had 460,698,094 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2010

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$483,525	$437,509
Short-term investments	37,744	38,631
Accounts receivable, net of allowances for doubtful accounts of $11,906 and $11,930, respectively	183,720	194,099
Inventories	217,223	226,296
Current assets held for sale	15,816	16,139
Prepaids and other current assets	78,641	83,434

Total current assets	1,016,669	996,108
Fixed assets, net	205,674	203,219
Goodwill	53,011	56,408
Intangible assets, net	27,356	29,841
Non-current assets held for sale	78,501	83,260
Other assets	22,732	24,006

Total assets	$1,403,943	$1,392,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt and capital lease obligations	$80,661	$85,462
Trade accounts payable	116,993	105,692
Accrued and other liabilities	157,710	152,572
Current liabilities held for sale	12,077	11,284
Deferred income on shipments to distributors	37,817	44,691

Total current liabilities	405,258	399,701
Long-term debt and capital lease obligations, less current portion	3,480	9,464
Long-term liabilities held for sale	4,074	4,014
Other long-term liabilities	218,022	215,256

Total liabilities	630,834	628,435

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares;
Shares issued and outstanding: 459,792 at March 31, 2010 and 454,586 at December 31, 2009	460	455
Additional paid-in capital	1,294,467	1,284,140
Accumulated other comprehensive income	122,225	140,470
Accumulated deficit	(644,043)	(660,658)

Total stockholders’ equity	773,109	764,407

Total liabilities and stockholders’ equity	$1,403,943	$1,392,842

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands, except per share data)
Net revenues	$348,549	$271,493

Operating expenses
Cost of revenues	214,775	176,088
Research and development	58,044	52,557
Selling, general and administrative	61,481	54,918
Acquisition-related (credits) charges	(1,901)	5,499
Charges for grant repayments	265	765
Restructuring charges	969	2,352
Gain on sale of assets	—	(164)

Total operating expenses	333,633	292,015

Income (loss) from operations	14,916	(20,522)
Interest and other income (expense), net	4,342	(3,545)

Income (loss) before income taxes	19,258	(24,067)
(Provision for) benefit from income taxes	(2,643)	27,693

Net income	$16,615	$3,626

Basic net income per share:
Net income	$0.04	$0.01

Weighted-average shares used in basic net income per share calculations	456,797	449,685

Diluted net income per share:
Net income	$0.04	$0.01

Weighted-average shares used in diluted net income per share calculations	462,384	456,431

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net income	$16,615	$3,626
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,390	21,315
Gain on sale or disposal of fixed assets and other non-cash charges	(262)	—
Other non-cash (gains) losses, net	(5,079)	2,094
Recovery of doubtful accounts receivable	(16)	(890)
Accretion of interest on long-term debt	159	125
Stock-based compensation expense	6,907	7,273
Changes in operating assets and liabilities
Accounts receivable	10,396	12,644
Inventories	7,051	(1,067)
Current and other assets	(762)	(22,192)
Trade accounts payable	11,042	(851)
Accrued and other liabilities	15,839	(14,672)
Deferred income on shipments to distributors	(6,874)	(1,837)

Net cash provided by operating activities	70,406	5,568

Cash flows from investing activities
Acquisitions of fixed assets	(16,606)	(3,800)
Proceeds from the sale of fixed assets	652	—
Acquisition of Quantum Research Group	—	(3,362)
Acquisitions of intangible assets	(1,000)	(2,120)
Purchases of marketable securities	(4,054)	(8,400)
Sales or maturities of marketable securities	4,748	10,929
Increase in long-term restricted cash	—	(2,050)

Net cash used in investing activities	(16,260)	(8,803)

Cash flows from financing activities
Principal payments on debt	(10,492)	(5,058)
Increase in restricted cash related to collateral on line of credit	—	(17,272)
Proceeds from issuance of common stock	4,397	4,110
Tax payments related to shares withheld for vested restricted stock units	(796)	(708)

Net cash used in financing activities	(6,891)	(18,928)

Effect of exchange rate changes on cash and cash equivalents	(1,239)	(1,774)

Net increase (decrease) in cash and cash equivalents	46,016	(23,937)

Cash and cash equivalents at beginning of the period	437,509	408,926

Cash and cash equivalents at end of period	$483,525	$384,989

Supplemental cash flow disclosures:
Interest paid	$728	$1,041
Income taxes paid	830	1,924

Supplemental non-cash investing and financing activities disclosures:
Increase (decrease) in accounts payable related to fixed asset purchases	1,971	(2,444)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, employee data, and where otherwise indicated)
(Unaudited)
Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or “Atmel”) and its subsidiaries as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009. All intercompany balances have been eliminated. Because all of the disclosures required by U.S. generally accepted accounting principles are not included, as permitted by the rules of the Securities and Exchange Commission (the “SEC”), these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The December 31, 2009 year-end condensed balance sheet data was derived from the audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include provisions for excess and obsolete inventory, sales return reserves, stock-based compensation expense, allowances for doubtful accounts receivable, warranty reserves, estimates for useful lives associated with long-lived assets, charges for grant repayments, recoverability of goodwill and intangible assets, restructuring charges, certain accrued liabilities, fair value of net assets held for sale and income taxes and income tax valuation allowances. Actual results could differ from those estimates.
Inventories
     Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis for raw materials and purchased parts; and an average-cost basis for work in progress and finished goods) or market. Market is based on estimated net realizable value. The Company establishes provisions for lower of cost or market and excess and obsolescence write-downs. The determination of obsolete or excess inventory requires an estimation of the future demand for the Company’s products and these reserves are recorded when the inventory on hand exceeds management’s estimate of future demand for each product. Once the inventory is written down, a new cost basis is established and these inventory reserves are not relieved until the related inventory has been sold or scrapped. As of March 31, 2010 and December 31, 2009, $15,816 and $16,139 of inventories were reclassified to current assets as held for sale in connection with the expected sale of the manufacturing operations in Rousset, France (see Note 12).
     Inventories are comprised of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Raw materials and purchased parts	$11,496	$11,525
Work-in-progress	140,981	135,415
Finished goods	64,746	79,356

	$217,223	$226,296

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

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands)
Cost of revenues	$13	$25
Research and development expenses	1,541	2,744

Total	$1,554	$2,769

     The Company receives economic incentive grants and allowances from European governments targeted at increasing employment at specific locations. The subsidy grant agreements typically contain economic incentive and other covenants that must be met to receive and retain grant benefits. Noncompliance with the conditions of the grants could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. In addition, the Company may need to record charges to reverse grant benefits recorded in prior periods as a result of changes to previously committed plans for headcount, project spending, or capital investment at any of these specific locations. Certain grant repayments also require interest from the date funds were awarded. If the Company is unable to comply with any of the covenants in the grant agreements, its results of operations and financial position could be materially adversely affected.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated results of operations and financial condition.
Note 2 BUSINESS COMBINATION
     On March 6, 2008, the Company completed its acquisition of Quantum Research Group Ltd. (“Quantum”), a supplier of capacitive sensing IP solutions. The Company acquired all outstanding shares as of the acquisition date and Quantum became a wholly-owned subsidiary of Atmel.
     Goodwill was $53,011 and $56,408 at March 31, 2010 and December 31, 2009, respectively, and relates only to the Quantum acquisition. The goodwill amount is not subject to amortization and is included within the Company’s Microcontroller segment. It is tested for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on its 2009 impairment assessment, the Company concluded that the fair value of the reporting unit containing the goodwill balance exceeded its carrying value; therefore, there was no impairment of the goodwill balance.
     The Company has estimated the fair value of the Quantum-related other intangible assets using the income approach and these identifiable intangible assets are subject to amortization. The following table sets forth the components of the identifiable intangible assets subject to amortization as of March 31, 2010, which are being amortized on a straight-line basis:

As of March 31, 2010

		Accumulated		Estimated
	Gross Value	Amortization	Net	Useful Life
	(in thousands, except for years)
Other intangible assets:
Customer relationships	$15,427	$(6,429)	$8,998	5 years
Developed technology	4,948	(2,061)	2,887	5 years
Tradename	849	(849)	—	3 years
Non-compete agreement	806	(336)	470	5 years
Backlog	383	(383)	—	< 1 year

	$22,413	$(10,058)	$12,355

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
     The Company recorded the following acquisition-related (credits) charges in the condensed consolidated statements of operations in the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands)
Amortization of intangible assets	$1,059	$1,294
Compensation-related expense — cash	105	2,314
Compensation-related (credit) expense — stock	(3,065)	1,891

	$(1,901)	$5,499

     The Company recorded amortization of intangible assets of $1,059 and $1,294 in the three months ended March 31, 2010 and 2009, respectively, associated with customer relationships, developed technology, trade name and non-compete agreement.
     The Company also agreed to compensate former key executives of Quantum, contingent upon continuing employment determined at various dates over a three year period. The Company has agreed to pay up to $15,049 in cash and issue 5,319 shares of the Company’s common stock valued at $17,285, based on the Company’s closing stock price on March 4, 2008. These amounts are being accrued over the employment period on a graded vesting basis. The Company made cash payments of $3,785 and $10,694 in the three months ended March 31, 2010 and 2009, respectively. In March 2010, 3,152 shares of the Company’s common stock were issued to a former executive of Quantum in connection with this arrangement. The remaining 2,167 shares were forfeited in March 2010 due to a change in employment status. As a result, the Company recorded a credit of $4,506 in the three months ended March 31, 2010 for the reversal of the expenses previously recorded due to the graded vesting recognition methodology.
Note 3 INVESTMENTS
     Investments at March 31, 2010 and December 31, 2009 are primarily comprised of corporate equity securities, U.S. and foreign corporate debt securities, guaranteed variable annuities and auction-rate securities.
     All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income. Gross realized gains or losses are recorded based on the specific identification method. In the three months ended March 31, 2010 and 2009, respectively, the Company’s gross realized gains or losses on short-term investments were not material. The Company’s investments are further detailed in the table below:

	March 31, 2010			December 31, 2009
	Adjusted Cost	Fair Value		Adjusted Cost	Fair Value
	(in thousands)
Corporate equity securities	$87	$141		$87	$132
Auction-rate securities	5,070	5,092	*	5,370	5,392
Corporate debt securities and other obligations	32,828	34,749		33,506	35,373

	$37,985	$39,982		$38,963	$40,897

Unrealized gains	2,018			1,987
Unrealized losses	(21)			(53)

Net unrealized gains	1,997			1,934

Fair value	$39,982			$40,897

Amount included in short-term investments		$37,744			$38,631
Amount included in other assets		2,238			2,266

		$39,982			$40,897

*	Includes the fair value of the Put Option of $80 and $98 at March 31, 2010 and December 31, 2009, respectively, related to an offer from UBS Financial Services Inc, (“UBS”) to purchase auction-rate securities of $2,850 and $3,150 at March 31, 2010 and December 31, 2009, respectively.
     In the three months ended March 31, 2010, auctions for the Company’s auction-rate securities have continued to fail and as a result these securities have continued to be illiquid. The Company concluded that $2,220 (book value) of these securities are unlikely to be liquidated within the next twelve months and classified these securities as long-term investments, which is included in other assets on the condensed consolidated balance sheets.
     In October 2008, the Company accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase certain of the Company’s auction-rate securities of $2,850 at par value (the “Put Option”) at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, the Company expects to sell the securities to UBS at par value on June 30, 2010. The Company elected to measure the Put Option under the fair value option and recorded a corresponding short-term investment as of March 31, 2010, which is included within the auction-rate securities balance for presentation purposes. As a result of accepting the offer, the Company reclassified these auction-rate securities from available-for-sale to trading securities.
     Contractual maturities (at book value) of available-for-sale debt securities as of March 31, 2010, were as follows:

(in thousands)
Due within one year	$26,362
Due in 1-5 years	9,316
Due in 5-10 years	—
Due after 10 years	2,220

Total	$37,898

     Atmel has classified all investments with maturity dates of 90 days or more as short-term as it has the ability and intent to redeem them within the year.
Note 4 INTANGIBLE ASSETS, NET
     Intangible assets, net, consisted of technology licenses and acquisition-related intangible assets as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
Core/licensed technology	$90,718	$90,718
Accumulated amortization	(75,717)	(74,291)

Total technology licenses	15,001	16,427

Acquisition-related intangible assets	22,413	22,413
Accumulated amortization	(10,058)	(8,999)

Total acquisition-related intangible assets	12,355	13,414

Total intangible assets, net	$27,356	$29,841

     Amortization expense for technology licenses totaled $1,426 and $1,138 in the three months ended March 31, 2010 and 2009, respectively. Amortization expense for acquisition-related intangible assets totaled $1,059 and $1,294 in the three months ended March 31, 2010 and 2009, respectively.
     The following table presents the estimated future amortization of the technology licenses and acquisition-related intangible assets:

	Technology	Acquisition-Related
Years Ending December 31:	Licenses	Intangible Assets	Total
		(in thousands)
2010 (April 1 through December 31)	$3,991	$3,408	$7,399
2011	4,719	4,192	8,911
2012	4,353	4,076	8,429
2013	1,938	679	2,617

Total future amortization	$15,001	$12,355	$27,356

Note 5 BORROWING ARRANGEMENTS
     Information with respect to the Company’s debt and capital lease obligations as of March 31, 2010 and December 31, 2009 is shown in the following table:

	March 31,	December 31,
	2010	2009
	(in thousands)
Various interest-bearing notes and term loans	$3,436	$3,484
Bank lines of credit	80,000	80,000
Capital lease obligations	705	11,442

Total	$84,141	$94,926
Less: current portion of long-term debt and capital lease obligations	(80,661)	(85,462)

Long-term debt and capital lease obligations due after one year	$3,480	$9,464

     Maturities of long-term debt and capital lease obligations are as follows:

Years Ending December 31:
(in thousands)
2010 (April 1 through December 31)	$81,086
2011	276
2012	14
2013	—
2014	—
Thereafter	3,436

84,812
Less: amount representing interest	(671)

Total	$84,141

     On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165,000 (reduced to $125,000 on November 6, 2009) with certain European lenders. This facility is secured by the Company’s non-U.S. trade receivables. The eligible non-US trade receivables were $90,864 at March 31, 2010, of which the amount outstanding under this facility was $80,000 at March 31, 2010. Borrowings under the facility bear interest at LIBOR plus 2% per annum (approximately 2.25% based on the one month LIBOR at March 31, 2010), while the undrawn portion is subject to a commitment fee of 0.375% per annum. The outstanding balance is subject to repayment in full on the last day of its interest period (every two months). The terms of the facility subject the Company to certain financial and other covenants and cross-default provisions. The Company was in compliance with its financial covenants as of March 31, 2010. Commitment fees and amortization of up-front fees paid related to the facility in the three months ended March 31, 2010 and 2009 totaled $302 and $297, respectively, and are included in interest and other income (expense), net, in the condensed consolidated statements of operations. The outstanding balance under this facility is classified within bank lines of credit in the summary debt table above.
     On March 31, 2010, the Company repaid $10,216 of its capital lease obligations related to its real property in Rousset, France. The Company acquired the title to the real property on April 1, 2010.
     Of the Company’s remaining outstanding debt obligations of $4,141 as of March 31, 2010, $705 are classified as capital leases and $3,436 as interest bearing notes in the summary debt table.
     The fair value of the Company’s debt approximated its book value as of March 31, 2010 and December 31, 2009 due to their relatively short-term nature as well as the variable interest rates on these debt obligations.
Note 6 STOCK-BASED COMPENSATION
     Option and Employee Stock Purchase Plans
     The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of March 31, 2010, 114,000 shares were authorized for issuance under the 2005 Stock Plan, and 28,972 shares of common stock remained available for grant. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.
     Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available	Number of	Price	Exercise Price
	for Grant	Options	per Share	per Share
	(in thousands, except per share data)
Balances, December 31, 2009	28,478	18,828	$1.68-$24.44	$4.38
Restricted stock units issued	(462)	—	—	—
Adjustment for restricted stock units issued	(360)	—	—	—
Restricted stock units cancelled	636	—	—	—
Adjustment for restricted stock units cancelled	496	—	—	—
Options granted	(157)	157	$4.77	4.77
Options cancelled/expired/forfeited	341	(341)	$2.11-$24.44	6.60
Options exercised	—	(321)	$1.68-$4.74	3.00

Balances, March 31, 2010	28,972	18,323	$1.68-$21.47	$4.37

     Restricted stock units are granted from the pool of options available for grant. On May 14, 2008, the Company’s stockholders approved an amendment to its 2005 Stock Plan whereby every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), and stock purchase rights issued on or after May 14, 2008 will be counted against the numerical limit for options available for grant as 1.78 shares in the table above. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements are cancelled, forfeited or repurchased by the Company and would otherwise return to the 2005 Stock Plan, 1.78 times the number of shares will return to the plan and will again become available for issuance. The Company issued 25,106 restricted stock units from May 14, 2008 to March 31, 2010 (net of cancellation), resulting in a reduction of 44,688 shares available for grant under the 2005 Stock Plan.
Restricted Stock Units
     Activity related to restricted stock units is set forth below:

		Weighted-Average
	Number of	Fair Value
	Units	Per Share
	(in thousands, except per share data)
Balance, December 31, 2009	24,044	$4.38
Restricted stock units issued	462	4.73
Restricted stock units vested	(583)	4.80
Restricted stock units cancelled	(636)	3.55

Balance, March 31, 2010	23,287	$4.40

     In the three months ended March 31, 2010, 583 restricted stock units vested, including 182 units withheld for taxes. These vested restricted stock units had a weighted-average fair value of $4.80 per share on the vesting dates. As of March 31, 2010, total unearned stock-based compensation related to nonvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $67,225, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.80 years.
     In the three months ended March 31, 2009, 715 restricted stock units vested, including 258 units withheld for taxes. These vested restricted stock units had a weighted-average fair value of $3.17 on the vesting dates.
Performance-Based Restricted Stock Units
     In the year ended December 31, 2008, the Company issued performance-based restricted stock units to eligible employees for a maximum of 9,914 shares of the Company’s common stock under the 2005 Stock Plan. In the year ended December 31, 2009, the

Company issued additional performance-based restricted stock units to eligible employees for a maximum of 83 shares of the Company’s common stock. These restricted stock units vest only if the Company achieves certain quarterly operating margin performance criteria over the performance period of July 1, 2008 to December 31, 2012. In the three months ended June 30, 2009, the performance period was extended by one additional year to December 31, 2012 which was considered a modification to the performance-based restricted stock units. Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. The Company recognizes the stock-based compensation expense for its performance-based restricted stock units when management believes it is probable that the Company will achieve the performance criteria. The awards vest once the performance criteria are met. If the performance goals are unlikely to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. The Company recorded stock-based compensation expense of $881 in the three months ended March 31, 2010, as the Company believes that it is probable a portion of the performance criteria will be achieved by December 31, 2012. The Company recorded a credit of $2,092 in the three months ended March 31, 2009 related to the reversal of previously recorded stock-based compensation expense based on management’s estimate at the time that the likelihood of achieving the performance criteria was not probable.
Stock Option Awards
     The following table summarizes the stock options outstanding at March 31, 2010:

Options Outstanding					Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Term (years)	Price	Value	Exercisable	Term (years)	Price	Value
(in thousands, except per share prices and life data)
$ 1.68-3.15	1,837	3.35	$2.26	$5,111	1,836	3.35	$2.26	$5,111
$ 3.18-3.29	2,105	6.23	3.27	3,729	1,563	5.60	3.28	2,763
$ 3.32-3.68	1,864	7.95	3.33	3,182	1,053	7.86	3.34	1,792
$ 3.70-4.20	2,054	8.42	4.16	1,817	850	8.31	4.14	764
$ 4.23-4.43	3,061	8.01	4.34	2,148	642	7.60	4.34	436
$ 4.56-4.89	3,029	6.89	4.81	698	2,224	6.61	4.82	483
$ 4.92-5.75	2,309	5.77	5.38	78	1,747	5.53	5.47	37
$ 5.85-7.69	1,875	6.26	6.34	—	1,444	6.14	6.37	—
$ 7.76-20.19	188	1.27	10.98	—	188	1.27	10.98	—
$21.47-21.47	1	0.21	21.47	—	1	0.21	21.47	—

	18,323	6.66	$4.37	$16,763	11,548	5.94	$4.39	$11,386

     In the three months ended March 31, 2010 and 2009, the number of stock options exercised under Atmel’s stock option plan was 321 and 299, respectively, which had an intrinsic value of $655 and $213, respectively. Stock options exercised in the three months ended March 31, 2010 and 2009 had an aggregate exercise price of $961 and $859, respectively.
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
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Risk-free interest rate	2.32%	1.99%
Expected life (years)	5.58	5.78
Expected volatility	54%	57%
Expected dividend yield	—	—
     The Company’s weighted-average assumptions for the three months ended March 31, 2010 and 2009 were determined in accordance with the accounting standard on stock-based compensation and are further discussed below.
     The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and was derived based on an evaluation of the Company’s historical settlement trends including an evaluation of historical exercise and expected post-vesting employment-termination behavior. The expected life of employee stock options impacts all underlying assumptions used in the Company’s Black-Scholes option-pricing model, including the period applicable for risk-free interest and expected volatility.
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
     The weighted-average estimated fair value of options granted in the three months ended March 31, 2010 and 2009 was $2.45 and $1.85, respectively.
Employee Stock Purchase Plan
     Under the 1991 Employee Stock Purchase Plan (“ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to 10 percent of an employee’s eligible compensation. There were 1,048 and 1,034 shares purchased under the ESPP in the three months ended March 31, 2010 and 2009 at an average price per share of $3.28 and $3.15, respectively. Of the 42,000 shares authorized for issuance under this plan, 3,703 shares were available for issuance at March 31, 2010.
     The fair value of each purchase under the ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. The following assumptions were utilized to determine the fair value of the Company’s ESPP shares:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Risk-free interest rate	0.18%	0.46%
Expected life (years)	0.50	0.50
Expected volatility	41%	87%
Expected dividend yield	—	—
     The weighted-average fair value of the rights to purchase shares under the ESPP for offering periods started in the three months ended March 31, 2010 and 2009 was $0.77 and $1.13, respectively. Cash proceeds for the issuance of shares under the ESPP were $3,437 and $3,250 in the three months ended March 31, 2010 and 2009, respectively.
     The components of the Company’s stock-based compensation expense, net of amount liquidated from inventory, in the three months ended March 31, 2010 and 2009 are summarized below:

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands)
Employee stock options	$3,115	$2,940
Employee stock purchase plan	295	842
Restricted stock units	5,505	3,289
Performance-based restricted stock units	881	(2,092)
Amounts liquidated from inventory	176	403

	$9,972	$5,382

     The accounting standard on stock-based compensation requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company did not realize any tax benefit from the stock-based compensation expense incurred in the three months ended March 31, 2010 and 2009, as the Company believes it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation.
     The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units, performance-based restricted stock units and employee stock purchases in the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands)
Cost of revenues	$1,677	$1,196
Research and development	3,284	2,662
Selling, general and administrative	5,011	1,524

Total stock-based compensation expense, before income taxes	9,972	5,382
Tax benefit	—	—

Total stock-based compensation expense, net of income taxes	$9,972	$5,382

     The table above excluded stock-based compensation (credit) expense of $(3,065) and $1,891 in the three months ended March 31, 2010 and 2009, respectively, related to the Quantum acquisition, which is classified within acquisition-related (credits) charges in the condensed consolidated statements of operations.
     There was no significant non-employee stock-based compensation expense in the three months ended March 31, 2010 and 2009.
     As of March 31, 2010, total unearned compensation expense related to nonvested stock options was approximately $17,503, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.90 years.
Note 7 ACCUMULATED OTHER COMPREHENSIVE INCOME
     Comprehensive loss is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive loss income for Atmel arises from foreign currency translation adjustments, actuarial (losses) gains related to defined benefit pension plans and net unrealized gains on investments. The components of accumulated other comprehensive income at March 31, 2010 and December 31, 2009, net of tax, are as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
Foreign currency translation adjustments	$118,404	$135,839
Actuarial gains related to defined benefit pension plans	1,824	2,697
Net unrealized gains on investments	1,997	1,934

Total accumulated other comprehensive income	$122,225	$140,470

     The components of comprehensive loss in the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands)
Net income	$16,615	$3,626

Other comprehensive loss:
Foreign currency translation adjustments	(17,435)	(13,938)
Actuarial (losses) gains related to defined benefit pension plans	(873)	877
Unrealized gains on investments	63	241

Other comprehensive loss	(18,245)	(12,820)

Total comprehensive loss	$(1,630)	$(9,194)

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
     Subject to certain limitations, the Company is obligated to indemnify certain current and former directors, officers and employees in connection with litigation related to the timing of stock option grants awarded by Atmel. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify in connection with this litigation generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses incurred in defense of these matters. The Company is currently paying or reimbursing legal expenses being incurred in connection with these matters by its current and former directors, officers and employees.
Purchase Commitments
     At March 31, 2010, the Company had certain commitments which were not included on the condensed consolidated balance sheet at that date. These include outstanding capital purchase commitments of $9,086 and a purchase commitment for product wafer purchases of approximately $63,984.

     Contingencies
     Litigations
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
     From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. Additional derivative actions were filed in the United States District Court for the Northern District of California (later consolidated with the previously-filed federal derivative actions) and the Delaware Chancery Court. All the suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. In June 2008, the federal district court denied the Company’s motion to dismiss for failure to make a demand on the board, and granted in part and denied in part motions to dismiss filed by the individual defendants. On March 31, 2010, that court entered an order approving a partial global settlement of these actions, and several other actions seeking to compel inspection of Company books and records. Among other things, the settlement resolved all claims against all defendants, except Atmel’s former general counsel James Michael Ross, related to the allegations and/or matters set forth in all the derivative actions. The terms of the settlement provided for: (1) a direct financial benefit to Atmel of $9,650; (2) the adoption and/or implementation of a variety of corporate governance enhancements, particularly in the way Atmel grants and documents grants of employee stock option awards; (3) the payment by Atmel of plaintiffs’ counsels’ attorneys’ fees, costs, and expenses in the amount of $4,940 (which Atmel paid on April 8, 2010); and (4) the dismissal with prejudice of all claims by and between the settling parties and releases of all claims against the settling defendants. The claims against Mr. Ross remain pending. Discovery is ongoing, and no trial date has been set.
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

     On July 16, 2009, James M. Ross, the Company’s former General Counsel, filed a lawsuit in Santa Clara County Superior Court challenging his termination, and certain actions the Company took thereafter. Mr. Ross recently submitted a proposed amended complaint to the Court, which has been narrowed by motion practice and Mr. Ross’s voluntary dismissal of certain claims. Atmel has stipulated to this more narrow amended complaint, and the parties are awaiting an order from the Court. The proposed amended complaint contains 10 causes of action, including: (1) several claims arising out of the Company’s treatment of his post-termination attempt to exercise stock options; (2) breach of a purported oral contract to pay a bonus upon the sale of the Company’s Grenoble division; (3) violation of Section 17200 of the California Business and Professions Code; and (4) violations of the California Labor Code. Discovery is ongoing and no trial date has yet been set. The Company intends to vigorously defend this action.
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
  Income Tax Contingencies
     The Company’s income tax calculations are based on application of the respective U.S. Federal, state or foreign tax law. The Company’s tax filings are subject to audit by the respective tax authorities.
     In 2005, the Internal Revenue Service (“IRS”) completed the fieldwork portion of its audit of the Company’s U.S. income tax returns for the years 2000 and 2001 and has proposed various adjustments to these income tax returns, including carry back adjustments to 1996 and 1999. In January 2007, after subsequent discussions with the Company, the IRS revised its proposed adjustments for these years. The Company has protested these proposed adjustments and is currently addressing the matter with the IRS Appeals Division.
     In May 2007, the IRS completed the fieldwork portion its audit of the Company’s U.S. income tax returns in the years 2002 and 2003 and has proposed various adjustments to these income tax returns. The Company has protested all of these proposed various adjustments and is currently addressing the matter with the IRS Appeals Division. In addition, the Company has tax audits in progress in various foreign jurisdictions.
     While the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, cash flows or financial position, the outcome is subject to significant uncertainties. The Company recognizes tax liabilities for uncertain tax positions in accordance with the requirements under U.S. GAAP, which involve evaluating the technical merits of given tax positions and the likelihood of sustaining such positions upon review by taxing authorities. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the condensed consolidated statements of operations. Income taxes and related interest and penalties due for potential adjustments may result from the resolution of these examinations.
  Product Warranties
     The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The majority of products are generally covered by a warranty typically ranging from 90 days to two years.
     The following table summarizes the activity related to the product warranty liability in the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands)
Balance at beginning of period	$4,225	$5,579
Accrual for warranties during the period, net of change in estimates	1,673	843
Actual costs incurred	(1,504)	(1,193)

Balance at end of period	$4,394	$5,229

     Product warranty liability is included in accrued and other liabilities on the condensed consolidated balance sheets.
  Guarantees
     During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of March 31, 2010, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements is $1,850. The

Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.
Note 9 INCOME TAXES
     For the three months ended March 31, 2010 and 2009, the Company recorded an income tax expense of $2,643 and an income tax benefit of $27,693, respectively, which included the recognition of certain refundable R&D credits of $1,922 and $26,489 in the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2009, the Company received refunds related to prior years and was able to recognize the tax benefit as a result of tax law changes and the expiration of statutes of limitations.
     The provision for (benefit from) income taxes for these periods was determined using the annual effective tax rate method by excluding the entities that are not expected to realize tax benefit from the operating losses. As a result, and excluding the impact of discrete tax events during the quarter, the provision for (benefit from) income taxes was at a higher consolidated effective rate than would have resulted if all entities were profitable or if losses produced tax benefits.
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
     While the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, cash flows or financial position, the outcome is subject to uncertainty. The Company recognizes tax liabilities for uncertain tax positions in accordance with the requirements under U.S. GAAP, which involve evaluating the technical merits of given tax positions and the likelihood of sustaining such positions upon review by taxing authorities. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense of benefit in the condensed consolidated statements of operations. Income taxes and related interest and penalties due for potential adjustments may result from the resolution of these examinations, and examinations of open U.S. federal, state and foreign jurisdictions. Should the Company be unable to reach agreement with the federal or foreign tax authorities on the various proposed adjustments, there exists the possibility of an adverse material impact on the Company’s results of operations, cash flows and financial position.
     On January 1, 2007, the Company adopted the accounting standard related to uncertain income tax provisions. Under the accounting standard, the impact of an uncertain income tax position on income tax expense must be evaluated based on its technical merits and likelihood of being sustained upon review by the applicable taxing authority. At March 31, 2010 and December 31, 2009, the Company had $185,378 and $182,552 of unrecognized tax benefits, respectively
     Included within long-term liabilities at March 31, 2010 and December 31, 2009 were income taxes payable totaling $119,917 and $116,404, respectively.
     Additionally, the Company believes that it is reasonably possible that the IRS audit and the audits in foreign jurisdictions may be resolved within the next twelve months and/or there will be an expiration of the statute of limitations. Management estimates that a change in uncertain tax positions could occur within the next twelve months of up to $150,000, including tax, interest and penalties.
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

     Retirement plans consist of two types of plans. The first plan type provides for termination benefits paid to employees only at retirement, and consists of approximately one to five months of salary. This structure covers the Company’s French employees. The second plan type provides for defined benefit payouts for the employee’s post-retirement life, and covers the Company’s German employees.
     The aggregate net pension expense relating to the two plan types are as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands)
Service costs-benefits earned during the period	$424	$494
Interest cost on projected benefit obligation	376	438
Amortization of actuarial loss (gain)	1	(3)

Net pension expense	$801	$929

     Interest cost on projected benefit obligation decreased to $376 in the three months ended March 31, 2010 from $438 in the three months ended March 31, 2009, primarily due to reductions in interest rates.
     Cash funding for benefits paid was $130 in the three months ended March 31, 2010. Cash funding for benefits to be paid for 2010 is expected to be approximately $686.
     The Company’s pension liability represents the present value of estimated future benefits to be paid. With respect to the Company’s unfunded plans in Europe, in the three months ended March 31, 2010, a change in the discount rate assumptions used to calculate the present value of the pension obligation resulted in a net increase in the pension liability. This resulted in an increase of $873, net of tax, which was recorded in accumulated other comprehensive income in stockholders’ equity on the condensed consolidated balance sheets in the three months ended March 31, 2010.
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

mobile phones, set top boxes, banking and national identity cards. This segment also includes products with military and aerospace applications. The Company also develops application specific standard products (“ASSP”) for high reliability space applications, power management and secure crypto memory products.
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
     Segments are defined by the products they design and sell. They do not make sales to each other. The Company’s net revenues and segment income (loss) from operations for each reportable segment in three months ended March 31, 2010 and 2009 are as follows:
  Information about Reportable Segments

	Micro-	Nonvolatile	RF and
	Controllers	Memories	Automotive	ASIC	Total
	(in thousands)
Quarter ended March 31, 2010
Net revenues from external customers	$150,907	$77,500	$46,473	$73,669	$348,549
Segment income (loss) from operations	11,359	4,289	(644)	(755)	14,249
Quarter ended March 31, 2009
Net revenues from external customers	$97,047	$63,827	$32,587	$78,032	$271,493
Segment (loss) income from operations	(610)	3,766	(530)	(14,696)	(12,070)
     The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.
  Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands)
Total segment income (loss) from operations	$14,249	$(12,070)
Unallocated amounts:
Acquisition-related credits (charges)	1,901	(5,499)
Charges for grant repayments	(265)	(765)
Restructuring charges	(969)	(2,352)
Gain on sale of assets	—	164

Consolidated income (loss) from operations	$14,916	$(20,522)

     Geographic sources of revenues were as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands)
United States	$62,021	$48,697
Germany	48,755	36,370
France	16,446	19,853
United Kingdom	2,908	2,552
Japan	9,166	8,084
China, including Hong Kong	101,246	70,770
Singapore	9,498	15,239
Rest of Asia-Pacific	50,097	35,627
Rest of Europe	42,554	29,998
Rest of the World	5,858	4,303

Total net revenues	$348,549	$271,493

     Net revenues are attributed to countries based on delivery locations.
     No single customer accounted for more than 10% of net revenues in each of the three months ended March 31, 2010 and 2009, respectively.
     Locations of long-lived assets as of March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
United States	$105,371	$105,017
Germany	19,379	21,408
France	33,998	35,505
United Kingdom	4,413	4,949
Asia-Pacific	38,876	37,726
Rest of Europe	20,955	17,366

Total	$222,992	$221,971

     Excluded from the table above are auction-rate securities of $2,238 and $2,266 as of March 31, 2010 and December 31, 2009, which are included in other assets on the condensed consolidated balance sheets. Also excluded from the table above as of March 31, 2010 and December 31, 2009 are goodwill of $53,011 and $56,408, respectively, intangible assets, net of $27,356 and $29,841, respectively, deferred income tax assets of $3,176 and $2,988, respectively, and assets held for sale of $78,501 and $83,260, respectively.
Note 12 ASSETS HELD FOR SALE AND ASSET IMPAIRMENT CHARGES
     The Company assesses the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. The Company measures the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. The Company classifies long-lived assets as held and used until they are disposed. The Company reports assets and liabilities that are part of a disposal group and are to be disposed of by sale as held for sale and recognizes those assets and liabilities on the condensed consolidated balance sheet at the lower of carrying amount or fair value, less cost to sell. Long-lived assets classified as held for sale are not depreciated.
  Rousset, France
     In the first quarter of 2009, the Company announced its intention to sell its ASIC business, including the wafer fabrication facility in Rousset, France and classified the related assets and liabilities as held for sale at each balance sheet date from March 31, 2009 through September 30, 2009. In the fourth quarter of 2009, the Company announced that it entered into an exclusivity agreement with

LFoundry GmbH for the purchase of the Company’s manufacturing operations in Rousset, France, and on March 4, 2010, the Company entered into a definitive agreement with LFoundry. As a result of the exclusivity agreement, the Company determined that certain assets and liabilities were no longer included in the disposal group as they were not being acquired or assumed by the buyer, and as result, the Company reclassified these assets and liabilities back to held and used as of December 31, 2009. The assets and liabilities that remain in the disposal group are classified as held for sale and are carried on the condensed consolidated balance sheet at March 31, 2010, at the lower of their carrying amount or fair value less cost to sell. In determining any potential write down of these assets and liabilities, the Company considered both the net book value of the disposal group, which was $78,166, and the related credit balance of $120,076 for foreign currency translation adjustments (“CTA balance”) that was recorded within stockholders’ equity. As a result, no impairment charge was recorded for the disposal group as its carrying value, net of the CTA balance, cannot be reduced to below zero. The CTA balance remaining in stockholders’ equity at the date of sale will be released to the statement of operations upon completion of the sale.
     The proposed sale of the manufacturing operations in Rousset, France, is not expected to qualify as discontinued operations as the Company expects to have continuing cash flows associated with supply agreements with the buyer in future periods.
     The following table details the assets and liabilities within the disposal group, which are classified as held for sale on the condensed consolidated balance sheet as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(in thousands)
Current assets
Inventory	$15,816	$16,139

Total current assets held for sale	15,816	16,139

Non-current assets
Fixed Assets	78,501	83,260

Total non current assets held for sale	78,501	83,260

Total assets held for sale	$94,317	$99,399

Current liabilities
Accrued and other liabilities	12,077	11,284

Total current liabilities held for sale	12,077	11,284

Pension liability	4,074	4,014

Total non-current liabilities held for sale	4,074	4,014

Total liabilities held for sale	$16,151	$15,298

Note 13 RESTRUCTURING CHARGES
     The following table summarizes the activity related to the accrual for restructuring charges detailed by event in the three months ended March 31, 2010 and 2009.

	January 1,			Currency	March 31,
	2010			Translation	2010
	Accrual	Charges	Payments	Adjustment	Accrual
		(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592 (2)
Second quarter of 2008
Employee termination costs	4	—	—	(1)	3
Third quarter of 2008
Employee termination costs	557	—	—	(37)	520
First quarter of 2009
Employee termination costs	—	969	(398)	—	571
Other restructuring charges	318	—	(46)	—	272

Total 2010 activity	$2,471	$969	$(444)	$(38)	$2,958 (1)

(1)	Accrued restructuring charges are classified within accrued and other liabilities on the condensed consolidated balance sheets and are expected to be paid prior to December 31, 2010.

(2)	Relates to a contractual obligation, which is currently subject to litigation.

	January 1,			Currency	March 31,
	2009			Translation	2009
	Accrual	Charges	Payments	Adjustment	Accrual
		(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2007
Other restructuring charges	218	32	(81)	(2)	167
Second quarter of 2008
Employee termination costs	235	42	(220)	(10)	47
Third quarter of 2008
Employee termination costs	17,575	226	(10,579)	(1,028)	6,194
Fourth quarter of 2008
Employee termination costs	3,438	567	(2,854)	(10)	1,141
First quarter of 2009
Employee termination costs	—	1,485	(37)	(11)	1,437

Total 2009 activity	$23,058	$2,352	$(13,771)	$(1,061)	$10,578

  2010 Restructuring Charges
     In the three months ended March 31, 2010, the Company incurred restructuring charges of $969 consisting of the following:
•	Charges of $969 related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.
  2009 Restructuring Charges
     In the three months ended March 31, 2009, the Company incurred restructuring charges of $2,352 consisting of the following:
•	Charges of $2,320 related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standards related to costs associated with exit or disposal activities.

•	Charges of $32 related to facility closure costs.
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
     A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands, except per share data)
Net income	$16,615	$3,626

Weighted-average shares — basic	456,797	449,685
Incremental shares and share equivalents	5,587	6,746

Weighted-average shares — diluted	462,384	456,431

Net income per share:
Basic
Net income per share — basic	$0.04	$0.01

Diluted
Net income per share — diluted	$0.04	$0.01

     The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands)
Employee stock options and restricted stock units outstanding	42,237	55,252
Incremental shares and share equivalents	(5,587)	(6,746)

Incremental shares and share equivalents excluded from per share calculation	36,650	48,506

Note 15 INTERESTS AND OTHER INCOME (EXPENSE), NET
     Interest and other income (expense), net, are summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands)
Interest and other income	$507	$430
Interest expense	(1,248)	(1,786)
Foreign exchange transaction gains (losses)	5,083	(2,189)

Total	$4,342	$(3,545)

Note 16 FAIR VALUES OF ASSETS AND LIABILITIES
     The Company applies the accounting standard that defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).” The standard establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. The accounting standard, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
  Fair Value Hierarchy
     The accounting standard discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.
     The table below presents the balances of investments measured at fair value on a recurring basis at March 31, 2010:

	March 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Corporate equity securities	$141	$141	$—	$—
Auction-rate securities	5,092	—	—	5,092
Corporate debt securities and other obligations	34,749	—	34,749	—
Money market funds	77,804	77,804	—	—
Deferred compensation plan assets	3,376	3,376	—	—

Total	$121,162	$81,321	$34,749	$5,092

     The table below presents the balances of marketable securities measured at fair value on a recurring basis at December 31, 2009:

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Corporate equity securities	$132	$132	$—	$—
Auction-rate securities	5,392	—	—	5,392
Corporate debt securities and other obligations	35,373	—	35,373	—
Money market funds	76,917	76,917	—	—
Deferred compensation plan assets	3,109	3,109	—	—

Total	$120,923	$80,158	$35,373	$5,392

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
     Auction-rate securities are classified within Level 3 as significant assumptions are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of total assets as of March 31, 2010.
     In October 2008, the Company accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase the Company’s eligible auction-rate securities of $2,850 (book value) at par value at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, the Company expects to sell the securities to UBS at par value on June 30, 2010. These auction-rate securities are classified as Level 3. The Company elected to measure the Put Option under the fair value option and recorded a corresponding short-term investment as of March 31, 2010, which is included within the auction-rate securities balance for presentation purposes. As a result of accepting the offer, the Company reclassified these auction-rate securities from available-for-sale to trading securities.
     A summary of the changes in Level 3 assets measured at fair value on a recurring basis is as follows:

		Total	Sales and		Sales and
	Balance at	Unrealized	Other	Balance at	Other	Balance at
	January 1, 2009	Gains	Settlements	December 31, 2009	Settlements	March 31, 2010
(in thousands)
Auction-rate securities	$8,795	$22	$(3,425)	$5,392	$(300)	$5,092
Note 17 SUBSEQUENT EVENTS
     On May 4, 2010, the Company announced that INSIDE Contactless S.A. (“INSIDE”) has submitted to the Company a signed agreement offering to purchase, for cash consideration, the Company’s Secure Microcontroller Solutions (SMS) business based in Rousset, France and East Kilbride, UK. As part of the proposed transaction, the Company would make a minority equity investment in INSIDE. In addition, INSIDE would enter into a multi-year supply agreement to continue sourcing wafers from the fabrication operation in Rousset, France that the Company recently agreed to sell to LFoundry GmbH.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009.
     You should read the following discussion in conjunction with our Condensed Consolidated Financial Statements and the related “Notes to Condensed Consolidated Financial Statements”, and “Financial Statements and Supplementary Data” included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2010, our gross margins, anticipated revenues by geographic area, operating expenses and capital expenditures, cash flow and liquidity measures including the anticipated sale of auction rate securities to UBS Financial Services, Inc., factory utilization, charges related to and the effect of our strategic transactions, restructuring, performance restricted stock units, and other strategic efforts, particularly the potential sale of portions of our ASIC business, and our expectations regarding tax matters and the effects of exchange rates and efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A — Risk Factors, and elsewhere in this Form 10-Q. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-Q.
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
     Net revenues increased to $349 million in the three months ended March 31, 2010 from $271 million in the three months ended March 31, 2009, an increase of $77 million or 28%, as a result of improved global conditions driving demand, primarily for microcontrollers.
     Gross margin rose to 38.4% in the three months ended March 31, 2010, compared to 35.1% in the three months ended March 31, 2009. Gross margin in the three months ended March 31, 2010 was positively impacted by increased production levels and factory loading as well as a more favorable mix of higher margin microcontroller products included in our net revenues.
     We continue to take significant actions to improve operational efficiencies and further reduce costs. In the three months ended March 31, 2010 and 2009, we incurred $1 million and $2 million, respectively, in restructuring charges related to headcount reductions and facility closure costs, primarily related to our manufacturing operations.
     Provision from income taxes totaled $3 million in the three months ended March 31, 2010, compared to a benefit for income taxes of $28 million in the three months ended March 31, 2009. The tax provision recorded for the three months ended March 31, 2010 is primarily related to increased taxable income in certain foreign jurisdictions. The tax benefit recorded in the three months ended March 31, 2009 resulted primarily from recognition of refundable R&D credits related to prior years.
     Cash provided by operating activities totaled $70 million and $6 million in the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, our cash, cash equivalents and short-term investments totaled $521 million, compared to $476 million at December 31, 2009. Payments for capital expenditures totaled $17 million in the three months ended March 31, 2010, compared to $4 million in the three months ended March 31, 2009.
     In the first quarter of 2009, we announced our intention to pursue strategic alternatives for our ASIC business and related manufacturing assets as part of our transformation plan, which is aimed at focusing on our high-growth and high-margin businesses. In the fourth quarter of 2009, we announced that we had entered into an exclusivity agreement with LFoundry GmbH for the potential sale of our Rousset, France manufacturing operations. On March 4, 2010, we entered into a Stock Purchase Agreement with LFoundry GmbH. Under the terms of the agreement, we will receive nominal cash consideration in the sale. In connection with the agreement, we will enter into certain other ancillary agreements, including a Manufacturing Services Agreement in which we will purchase wafers from LFoundry for a minimum of three years following the closing on a “take-or-pay” basis. We expect to record certain costs and fees upon closing and anticipate a loss on this sale, which could be material, the amount of which cannot currently be determined as it is dependant on the final terms and conditions of certain ancillary agreements, including the Manufacturing Services Agreements. We anticipate closing this transaction in the second quarter of fiscal 2010. As a result of the exclusivity agreement, the assets and liabilities related to the manufacturing operations remained classified as held for sale as of March 31, 2010.
     In January 2010, we announced that following a comprehensive review of alternatives for our ASIC business, we would continue to explore the potential sale our Smart Card (SMS) business located in Rousset, France and East Kilbride, UK and that we intended to discontinue potential sale discussions for our Customer Specific Products (CSP) and Aerospace businesses. On May 4, 2010, we announced that INSIDE Contactless S.A. (“INSIDE”) had submitted a signed agreement to us offering to purchase, for cash consideration, our Secure Microcontroller Solutions (SMS) business based in Rousset, France and East Kilbride, UK. As part of the proposed transaction, we would make a minority equity investment in INSIDE. In addition, INSIDE would enter into a multi-year supply agreement to continue sourcing wafers from the fabrication operation in Rousset, France that we recently agreed to sell to LFoundry GmbH.
RESULTS OF CONTINUING OPERATIONS

	Three Months Ended
	March 31, 2010		March 31, 2009
	(in thousands, except percentage of net revenues
Net revenues	$348,549	100.0%	$271,493	100.0%
Gross profit	133,774	38.4%	95,405	35.1%
Research and development	58,044	16.7%	52,557	19.4%
Selling, general and administrative	61,481	17.6%	54,918	20.2%
Acquisition-related (credits) charges	(1,901)	-0.5%	5,499	2.0%
Charges for grant repayments	265	0.1%	765	0.3%
Restructuring charges	969	0.3%	2,352	0.9%
Gain on sale of assets	—	—	(164)	-0.1%

Income (loss) from operations	$14,916	4.3%	$(20,522)	-7.6%

Net Revenues
     Net revenues increased to $349 million in the three months ended March 31, 2010 from $271 million in the three months March 31, 2009, an increase of $77 million or 28%, as a result of improving customer end markets and increased demand for microcontroller products compared to the prior year.
     Average exchange rates utilized to translate foreign currency net revenues in Euro were approximately 1.42 and 1.32 Euro to the dollar in the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, changes in foreign exchange rates had a favorable impact on net revenues. Our net revenues for the three months ended March 31, 2010 would have been approximately $5 million lower had the average exchange rate in the current quarter remained the same as the rate in effect in the three months ended March 31, 2009.
Net Revenues — By Operating Segment
     Our net revenues by operating segment are summarized as follows:

	Three Months Ended

	March 31,	March 31,
	2010	2009	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$150,907	$97,047	$53,860	55%
Nonvolatile Memory	77,500	63,827	13,673	21%
RF and Automotive	46,473	32,587	13,886	43%
ASIC	73,669	78,032	(4,363)	-6%

Total net revenues	$348,549	$271,493	$77,056	28%

Microcontroller
     Microcontroller segment net revenues increased 55% to $151 million in the three months ended March 31, 2010 from $97 million in the three months ended March 31, 2009. The increase in net revenues was primarily related to increased demand from customers for 8-bit and 32-bit microcontrollers which increased 43% and 93%, respectively. Microcontroller demand was especially strong in the industrial, smart energy and consumer sectors this quarter. Revenue also increased for our touch sensing business, and our new maXTouch product line of Touch screen-related microcontrollers, included within the Microcontroller operating segment. We expect to increase shipments for these products over the next several quarters to fulfill increased customer demand.
Nonvolatile Memory
     Nonvolatile memory segment net revenues increased 21% to $78 million in the three months ended March 31, 2010 from $64 million in the three months ended March 31, 2009. The increase in net revenues was primarily related to increased demand for Serial Flash memory and Serial EEPROM which increased 57% and 22%, respectively, compared to the three months ended March 31, 2009, respectively.
RF and Automotive
     RF and Automotive segment net revenues increased 43% to $46 million in the three months ended March 31, 2010 from $33 million in the three months ended March 31, 2009. The increase in net revenues was primarily related to resumption of demand in automotive markets, with European automotive markets representing the largest market we support.
ASIC
     ASIC segment net revenues decreased 6% to $74 million in the three months ended March 31, 2010 from $78 million in the three months ended March 31, 2009. ASIC segment net revenues decreased primarily due to reduced smart card shipments of $5 million and CBIC of $8 million, offset in part by increases in Space products of $6 million and Crypto products of $3 million when compared to shipment levels in the three months ended March 31, 2009.
Net Revenues by Geographic Area
     Our net revenues by geographic areas (attributed to countries based on delivery locations) are summarized in the table below: (see Note 11 of Notes to Condensed Consolidated Financial Statements for further discussion).

	Three Months Ended

	March 31,
	2010	March 31, 2009	Change	% Change
	(in thousands, except for percentages)
Europe	$110,663	$88,773	$21,890	25%
Asia	170,007	129,720	40,287	31%
United States	62,021	48,697	13,324	27%
Other*	5,858	4,303	1,555	36%

Total net revenues	$348,549	$271,493	$77,056	28%

*	Primarily includes South Africa, and Central and South America
     Net revenues outside the United States accounted for 82% of our net revenues in both the three months ended March 31, 2010 and 2009.
     Our net revenues in Europe increased $22 million, or 25% in the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The increase in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 for the region was primarily a result of the improved automotive and space markets, offset in part by declining demand in Smart Card and CBIC products when compared to the three months ended March 31, 2009.
     Our net revenues in Asia increased $40 million, or 31%, in the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The increase in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 for the region was primarily due to higher shipments of memory and microcontroller products as a result of improved demand in customer end markets.
     Our net revenues in the United States increased by $13 million, or 27%, in the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The increase in the three months ended March 31, 2010 from the three months ended March 31, 2009 for the region was primarily a result of higher microcontroller and crypto products shipments.
Revenues and Costs — Impact from Changes to Foreign Exchange Rates
     Changes in foreign exchange rates have had a significant impact on our net revenues and operating costs. Net revenues denominated in foreign currencies were 22% and 24% of our total net revenues in the three months ended March 31, 2010 and 2009, respectively. Costs denominated in foreign currencies were 39% and 43% in the three months ended March 31, 2010 and 2009, respectively.
     Net revenues denominated in Euro were 21% and 23% in the three months ended March 31, 2010 and 2009, respectively. Costs denominated in Euro were 34% and 39% of our total costs in the three months ended March 31, 2010 and 2009, respectively.
     Net revenues included 53 million denominated in Euro and 48 million denominated in Euro in the three months ended March 31, 2010 and 2009, respectively. Operating expenses included 81 million denominated in Euro and 83 million denominated in Euro in the three months ended March 31, 2010 and 2009, respectively.
     Average exchange rates utilized to translate foreign currency revenues and expenses in Euros were approximately 1.42 and 1.32 Euro to the dollar in the three months ended March 31, 2010 and 2009, respectively.
     In the three months ended March 31, 2010, changes in foreign exchange rates had an unfavorable impact to our operating results. Our net revenues for the three months ended March 31, 2010 would have been approximately $5 million lower had the average exchange rate in the current quarter remained the same as the rate in effect in the three months ended March 31, 2009. However, our operating expenses would have been approximately $9 million lower (relating to cost of revenues of $5 million; research and development expenses of $3 million; and sales, general and administrative expenses of $1 million) had the average exchange rates in the three months ended March 31, 2010 remained unchanged from the three months ended March 31, 2009. Therefore, our income from operations in the three months ended March 31, 2010 would have been approximately $4 million higher had exchange rates in the current quarter remained unchanged from the three months ended March 31, 2009.
Cost of Revenues and Gross Margin
     Gross margin rose to 38.4% in the three months ended March 31, 2010, compared to 35.1% in the three months ended March 31, 2009. Gross margin in the three months ended March 31, 2010 was positively impacted by increased production levels and factory loading as well as a more favorable mix of higher margin microcontroller products included in our net revenues. We expect that gross margins will be favorably impacted in future quarters following the sale of the manufacturing operations in Rousset, France as well as, higher factory loading and increased shipments of higher margin microcontroller products.
     In the three months ended March 31, 2010, we manufactured approximately 86% of our products in our own wafer fabrication facilities compared to 89% in the three months ended March 31, 2009.

     Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves, royalty expense and freight costs. Our gross margin as a percentage of net revenues fluctuates depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.
Research and Development
     Research and development (“R&D”) expenses increased 10%, or $5 million, to $58 million in the three months ended March 31, 2010 from $53 million in the three months ended March 31, 2009. The increase was primarily due to an increase in employee related costs of $5 million related to increased headcount for new product development. R&D expenses were unfavorably impacted by approximately $3 million due to foreign exchange rate fluctuations compared to rates in effect and the related expenses incurred in the three months ended March 31, 2009. As a percentage of net revenues, R&D expenses totaled 17% and 19% in the three months ended March 31, 2010 and 2009, respectively.
     We receive R&D grants from various European research organizations, the benefit of which is recognized as an offset to related research and development costs. We recognized benefits of $2 million and $3 million in the three months ended March 31, 2010 and 2009, respectively.
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
Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses increased 12%, or $6 million, to $61 million in the three months ended March 31, 2010 from $55 million in the three months ended March 31, 2009, primarily due to increased employee related costs of $3 million, stock-based compensation expense of $3 million and $1 million for outside services. Stock-based compensation costs in the three months ended March 31, 2009 were reduced by a reversal of the performance share awards of approximately $2 million. SG&A expenses were unfavorably impacted by approximately $1 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred in the three months ended March 31, 2009. As a percentage of net revenues, SG&A expenses totaled 18% and 20% of net revenues in the three months ended March 31, 2010 and 2009, respectively.
Stock-Based Compensation
     Stock-based compensation cost is measured at the measurement date (grant date), based on the fair value of the award, which is computed using a Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period. The fair value of a restricted stock unit is equivalent to the market price our common stock on the measurement date.
     The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchases in the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(in thousands)
Cost of revenues	$1,677	$1,196
Research and development	3,284	2,662
Selling, general and administrative	5,011	1,524

Total stock-based compensation expense, before income taxes	9,972	5,382
Tax benefit	—	—

Total stock-based compensation expense, net of income taxes	$9,972	$5,382

     The table above excluded stock-based compensation (credit) expense of $(3 million) and $2 million in the three months ended March 31, 2010 and 2009, respectively, for former Quantum executives related to the acquisition, which are classified within acquisition-related charges in the condensed consolidated statements of operations.

     We have issued performance-based restricted stock units to eligible employees for a maximum of 10 million shares of our common stock under the 2005 Stock Plan. These restricted stock units vest only if we achieve certain quarterly operating margin performance criteria over the performance period of July 1, 2008 to December 31, 2012. We recognize the stock-based compensation expense for our performance-based restricted stock units when we believe it is probable that we will achieve the performance criteria. If achieved, the award vests over a specified remaining performance period. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. We recorded compensation expense of $1 million for estimated performance share awards in the three months ended March 31, 2010, as we believe that it is probable a portion of the performance criteria will be achieved by December 31, 2012. We recorded a credit of $2 million in the three months ended March 31, 2009 related to the reversal of previously recorded stock-based compensation expense based on our estimate at the time that the probability of achieving the performance criteria was not probable.
Charges for Grant Repayments
     In the three months ended March 31, 2010 and 2009, we recorded additional accrued interest of $0.3 million and $0.8 million, respectively, primarily related to interest on estimated grant repayment requirements for our former Greece facility, as charges for grant repayments on the condensed consolidated statements of operations.
     We receive economic incentive grants and allowances from European governments targeted at increasing employment at specific locations. The subsidy grant agreements typically contain economic incentive and other covenants that must be met to receive and retain grant benefits. Noncompliance with the conditions of the grants could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. In addition, we may need to record charges to reverse grant benefits recorded in prior periods as a result of changes to previously committed plans for headcount, project spending, or capital investment at any of these specific locations. Certain grant repayments also require interest from the date funds were awarded. If we are unable to comply with any of the covenants in the grant agreements, our results of operations and financial position could be materially adversely affected.
Acquisition-Related Charges
     We recorded total acquisition-related (credits) charges of ($2) million and $5 million in the three months ended March 31, 2010 and 2009, respectively, related to the acquisition of Quantum, which comprised of the following components:
     We recorded amortization of intangible assets of $1 million in each of the three months ended March 31, 2010 and 2009, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. These assets are amortized over three to five years. We estimate charges related to amortization of intangible assets will be approximately $1 million for each of the remaining quarters in 2010.
     In the three months ended March 31, 2010, we recorded a credit of $5 million related to the reversal of the expenses previously recorded for shares that were expected to be issued in March 2011 to a former executive of Quantum related to contingent employment through March 2011. The credit was recorded due to forfeiture as a result of a change in employment status.
     We made cash payments of $4 million and $11 million to the former Quantum employees in the three months ended March 31, 2010 and 2009.
Restructuring Charges
     The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three months ended March 31, 2010 and 2009:

	January 1,			Currency	March 31,
	2010			Translation	2010
	Accrual	Charges	Payments	Adjustment	Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Second quarter of 2008
Employee termination costs	4	—	—	(1)	3
Third quarter of 2008
Employee termination costs	557	—	—	(37)	520
First quarter of 2009
Employee termination costs	—	969	(398)	—	571
Other restructuring charges	318	—	(46)	—	272

Total 2010 activity	$2,471	$969	$(444)	$(38)	$2,958

	January 1,			Currency	March 31,
	2009			Translation	2009
	Accrual	Charges	Payments	Adjustment	Accrual
			(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2007
Other restructuring charges	218	32	(81)	(2)	167
Second quarter of 2008
Employee termination costs	235	42	(220)	(10)	47
Third quarter of 2008
Employee termination costs	17,575	226	(10,579)	(1,028)	6,194
Fourth quarter of 2008
Employee termination costs	3,438	567	(2,854)	(10)	1,141
First quarter of 2009
Employee termination costs	—	1,485	(37)	(11)	1,437

Total 2009 activity	$23,058	$2,352	$(13,771)	$(1,061)	$10,578

  2010 Restructuring Charges
     In the three months ended March 31, 2010, we incurred restructuring charges of $1 million consisting of the following:
•	Charges of $1 million related to severance costs resulting from involuntary termination of employees.
  2009 Restructuring Charges
     In the three months ended March 31, 2009, we incurred restructuring charges of $2 million consisting of the following:
•	Charges of $2 million related to severance costs resulting from involuntary termination of employees.

•	Charges of $0.1 million related to facility closure costs.
Interest and Other Income (Expense), Net
     Interest and other income (expense), net, was an income of $4 million in the three months ended March 31, 2010, compared to an expense of $4 million in the three months ended March 31, 2009. The change to an income in the three months ended March 31, 2010 from an expense in the three months ended March 31, 2009 was primarily due to favorable impact from foreign exchange of $7 million related to foreign exchange exposures from intercompany balances between our subsidiaries. We expect that gains or losses from foreign exchange rates will be lower in future periods. However, we continue to have balances in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future.
Provision for (Benefit from) Income Taxes
     For the three months ended March 31, 2010 and 2009, we recorded an income tax expense of $3 million and an income tax benefit of $28 million, respectively, which included the recognition of certain refundable R&D credits of $2 million and $26 million in the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2009, we received refunds related to prior years and were able to recognize the tax benefit as a result of tax law changes and the expiration of statutes of limitations.
     The provision for (benefit from) income taxes for these periods was determined using the annual effective tax rate method by excluding the entities that are not expected to realize tax benefit from the operating losses. As a result, and excluding the impact of discrete tax events during the quarter, the provision for (benefit from) income taxes was at a higher consolidated effective rate than would have resulted if all entities were profitable or if losses produced tax benefits.
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
     While we believe that the resolution of these audits will not have a material adverse impact on our results of operations, cash flows or financial position, the outcome is subject to uncertainty. We recognize tax liabilities for uncertain tax positions in accordance with the requirements under U.S. GAAP, which involve evaluating the technical merits of given tax positions and the likelihood of sustaining such positions upon review by taxing authorities. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense of benefit in the condensed consolidated statements of operations. Income taxes and related interest and penalties due for potential adjustments may result from the resolution of these examinations, and examinations of open U.S. federal, state and foreign jurisdictions. Should we be unable to reach agreement with the federal or foreign tax authorities on the various proposed adjustments, there exists the possibility of an adverse material impact on the results of our operations, cash flows and financial position.
     On January 1, 2007, we adopted the accounting standard related to uncertain income tax positions. Under the accounting standard, the impact of an uncertain income tax position on income tax expense must be evaluated based on its technical merits and likelihood of being sustained upon review by the applicable taxing authority. At March 31, 2010 and December 31, 2009, we had $185 million and $183 million of unrecognized tax benefits, respectively.
     Included within long-term liabilities at March 31, 2010 and December 31, 2009 were income taxes payable totaling $120 million and $116 million, respectively.
     Additionally, we believe that it is reasonably possible that the IRS audit and the audits in foreign jurisdictions may be resolved within the next twelve months and/or there will be an expiration of the statute of limitations. Management estimates that a change in uncertain tax positions could occur within the next twelve months of up to $150 million, including tax, interest and penalties.
Liquidity and Capital Resources
     At March 31, 2010, we had $521 million of cash, cash equivalents and short-term investments, compared to $476 million at December 31, 2009. Our current ratio, calculated as total current assets divided by total current liabilities, was 2.51 at March 31, 2010, compared to 2.49 at December 31, 2009. We reduced our short-term and long-term debt obligations to $84 million at March 31, 2010 from $95 million at December 31, 2009. Working capital, calculated as total current assets less total current liabilities, increased to $611 million at March 31, 2010, compared to $596 million at December 31, 2009. Cash provided by operating activities totaled

$70 million and $6 million in the three months ended March 31, 2010 and 2009, respectively, and capital expenditures of $17 million and $4 million in the three months ended March 31, 2010 and 2009, respectively.
     Approximately $5 million of our investment portfolio at March 31, 2010 and December 31, 2009 was invested in auction-rate securities. In the three months ended March 31, 2010 approximately $0.3 million of auction-rate securities were redeemed at par value. Approximately $2 million of our auction-rate securities are classified as long-term investments within other assets on the condensed consolidated balance sheet as of March 31, 2010 and December 31, 2009, as they are not expected to be liquidated within the next twelve months. In October 2008, we accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase our remaining eligible auction-rate securities of $3 million at par value at any time during a two-year time period from June 30, 2010 to July 2, 2012. We expect to sell the securities to UBS at par value on June 30, 2010; therefore, these securities as classified within short-term investments on the condensed consolidated balance sheet as of March 31, 2010.
  Operating Activities
     Net cash provided by operating activities was $70 million in the three months ended March 31, 2010, compared to $6 million in the three months ended March 31, 2009. Net cash provided by operating activities in the three months ended March 31, 2010 was primarily due to improved operating results, adjusting the three months ended net income of $16 million to exclude certain non-cash depreciation and amortization charges of $15 million and stock-based compensation charges of $7 million. In addition, operating cash flows were increased by reduced inventories of $7 million and improved collections of accounts receivable.
     Accounts receivable decreased by 5% or $10 million to $184 million at March 31, 2010, from $194 million at December 31, 2009. The average days of accounts receivable outstanding (“DSO”) decreased to 48 days at March 31, 2010 from 51 days at December 31, 2009. Our accounts receivable and DSO are primarily impacted by shipment linearity, payment terms offered, our customers’ credit worthiness, and collection performance. Should we need to offer longer payment terms in the future due to competitive pressures or longer customer payment patterns, our DSO and cash flows from operating activities would be negatively affected.
     Decreases in inventories provided $7 million of operating cash flows in the three months ended March 31, 2010, compared to an increase of $1 million in the three months ended March 31, 2009. Our days of inventory (including inventory classified as current assets held for sale) decreased to 99 days at March 31, 2010 from 102 days at December 31, 2009, primarily due to increased shipment levels experienced during the first quarter of 2010. Inventories consist of raw wafers, purchased specialty wafers, work-in-process and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.
     In the three months ended March 31, 2010 and 2009, we made cash payments of $4 million and $11 million, respectively to former Quantum employees in connection with contingent employment arrangements resulting from the acquisition. We also received cash payments of $9 million related to insurance settlements, of which we must repay $5 million in the second quarter of 2010.
  Investing Activities
     Net cash used in investing activities was $16 million in the three months ended March 31, 2010, compared to $9 million in the three months ended March 31, 2009. In the three months ended March 31, 2010, we paid $17 million for acquisitions of fixed assets, $1 million for intangible assets, and received approximately $1 million related to the sale of a certain portion of land held in Irving, Texas. In the three months ended March 31, 2009, we paid $3 million related to the acquisition of Quantum, $4 million for acquisitions of fixed assets and $2 million for intangible assets.
  Financing Activities
     Net cash used in financing activities was $7 million in the three months ended March 31, 2010, compared to $19 million in the three months ended March 31, 2009. We continued to pay down debt, with repayments of principal balances on our capital leases totaling $10 million in the three months ended March 31, 2010 (primarily related to our real property in Rousset, France), compared to

$5 million in the three months ended March 31, 2009. Net proceeds from the issuance of common stock totaled $4 million in both the three months ended March 31, 2010 and 2009. Cash used in financing activities in the three months ended March 31, 2009 included an increase of $17 million in restricted cash related to collateral on a bank line of credit.
     We believe that our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, equipment lease financing, and other short-term and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.
     During the next twelve months, we expect our operations to generate positive cash flow. However, a portion of cash may be used to repay debt, make capital investments or satisfy restructuring commitments. We expect that we will have sufficient cash from operations and financing sources to satisfy all debt obligations. We made $17 million in cash payments for capital equipment in the three months ended March 31, 2010, and we expect our cash payments for capital expenditures to be in the range of $70 million to $80 million in 2010. Debt obligations outstanding at March 31, 2010, which are classified as short-term, totaled $81 million. We paid $10 million to reduce debt in the three months ended March 31, 2010. We paid $0.4 million in restructuring payments, primarily for employee severance in the three months ended March 31, 2010. We expect to pay out approximately $3 million in further restructuring payments during the remainder of 2010 related to the balance accrued at March 31, 2010. During 2010 and future years, our capacity to make necessary capital investments or strategic acquisitions will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary. In the event that we cannot obtain adequate financing due to credit market conditions or must pay down our $80 million in a line of credit, we believe we have sufficient working capital funds due to the $521 million in cash, cash equivalents and short-term investments we held as of March 31, 2010 together with expected future cash flows from operations, which amounted to $70 million for the three months ended March 31, 2010.
     On March 15, 2006, we entered into a five-year asset-backed credit facility for up to $165 million (subsequently reduced to $125 million on November 6, 2009) with certain European lenders. This facility is secured by our non-U.S. trade receivables. The eligible non-US trade receivables were $91 million at March 31, 2010, of which the amount outstanding under this facility was $80 million at March 31, 2010. Borrowings under the facility bear interest at LIBOR plus 2% per annum (approximately 2.25% based on the one month LIBOR at March 31, 2010), while the undrawn portion is subject to a commitment fee of 0.375% per annum. The outstanding balance is subject to repayment in full on the last day of its interest period (every two months). The terms of the facility subject us to certain financial and other covenants and cross-default provisions. We were in compliance with our financial covenants as of March 31, 2010. Commitment fees and amortization of up-front fees paid related to the facility in the three months ended March 31, 2010 and 2009 totaled $0.3 million and $0.3 million, respectively, and are included in interest and other income (expense), net, in the condensed consolidated statements of operations.
     There were no material changes in our contractual obligations and rights outside of the ordinary course of business or other material changes in our financial condition in the three months ended March 31, 2010 to those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on March 1, 2010.
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
     During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either our subsidiaries or us. As of March 31, 2010, the maximum potential amount of future payments that we could be required to make under these guarantee agreements is approximately $2 million. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of this amendment did not have a material impact on our condensed consolidated results of operations and financial condition.
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
     We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts and sales returns, accounting for income taxes, valuation of inventories, fixed assets, stock-based compensation, restructuring charges and litigation have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. The critical accounting estimates associated with these policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on March 1, 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the condensed consolidated balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through March 31, 2010. In addition, certain of our borrowings are at floating rates, so this would act as a natural hedge.
     We have short-term debt, long-term debt and capital leases totaling $84 million at March 31, 2010. Approximately $4 million of these borrowings have fixed interest rates. We have approximately $80 million of floating interest rate debt. We do not hedge against the risk of interest rate changes for our floating rate debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.
     The following table summarizes our variable-rate debt exposed to interest rate risk as of March 31, 2010. All fair market values are shown net of applicable premium or discount, if any:

							Total
							Variable-rate
							Debt
	Payments by Due Year						Outstanding at
	2010*	2011	2012	2013	2014	Thereafter	March 31, 2010
	(in thousands)
60 day USD LIBOR weighted-average interest rate basis (1) — Revolving line of credit	$80,000	$—	$—	$—	$—	$—	$80,000

(1)	Actual interest rates include a spread over the basis amount.
     The following table presents the hypothetical changes in interest expense, for the three months ended March 31, 2010 related to our outstanding borrowings that are sensitive to changes in interest rates as of March 31, 2010. The modeling technique used measures the change in interest expense arising from hypothetical parallel shifts in yield, of plus or minus 50 Basis Points (“BPS”), 100 BPS and 150 BPS.
     For the three months ended March 31, 2010:

Interest Expense
	Interest Expense Given an Interest			with No Change in	Interest Expense Given an Interest
	Rate Decrease by X Basis Points			Interest Rate	Rate Increase by X Basis Points
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
(in thousands)
Interest expense	$195	$395	$821	$1,248	$1,674	$2,100	$2,526
Foreign Currency Risk
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of average exchange rates in the three months ended March 31, 2010, compared to the average exchange rates in the three months ended March 31, 2009, resulted in a decrease in income from operations of $4 million. This impact is determined assuming that all foreign currency denominated transactions that occurred in the three months ended March 31, 2010 were recorded using the average foreign currency exchange rates in the same period in 2009.
     Approximately 22% and 24% of our net revenues in the three months ended March 31, 2010 and 2009, respectively, were denominated in foreign currencies. Operating costs denominated in foreign currencies, were approximately 39% and 43% of total operating costs in the three months ended March 31, 2010 and 2009, respectively.
     Average exchange rates utilized to translate foreign currency revenues and expenses in euro were approximately 1.42 and 1.32 Euro to the dollar in the three months ended March 31, 2010 and 2009, respectively.
     In the three months ended March 31, 2010, changes in foreign exchange rates had an unfavorable impact to our operating results. Our net revenues for the three months ended March 31, 2010 would have been approximately $5 million lower had the average exchange rate in the current quarter remained the same as the rate in effect in the three months ended March 31, 2009. However, our operating expenses would have been approximately $9 million lower (relating to cost of revenues of $5 million; research and development expenses of $3 million; and sales, general and administrative expenses of $1 million) had the average exchange rates in the three months ended March 31, 2010 remained unchanged from the three months ended March 31, 2009. Therefore, our income from operations in the three months ended March 31, 2010 would have been approximately $4 million higher had exchange rates in the current quarter remained unchanged from the three months ended March 31, 2009. We may take actions in the future to reduce this exposure. However, there can be no assurance that we will be able to reduce the exposure to additional unfavorable changes to exchanges rates and the results on gross margin.

     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 25% and 29% of our accounts receivables were denominated in foreign currency as of March 31, 2010 and December 31, 2009, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 26% and 27% of our accounts payable were denominated in foreign currency as of March 31, 2010 and December 31, 2009, respectively. Approximately 4% and 15% of our debt obligations were denominated in foreign currency as of March 31, 2010 and December 31, 2009, respectively.
Liquidity and Valuation Risk
     Approximately $5 million of our investment portfolio at March 31, 2010 and December 31, 2009 was invested in auction-rate securities. In the three months ended March 31, 2010 approximately $0.3 million of auction-rate securities were redeemed at par value. Approximately $2 million of our auction-rate securities are classified as long-term investments within other assets on the condensed consolidated balance sheet as of March 31, 2010 and December 31, 2009, as they are not expected to be liquidated within the next twelve months. In October 2008, we accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase our remaining eligible auction-rate securities of $3 million at par value at any time during a two-year time period from June 30, 2010 to July 2, 2012. We expect to sell the securities to UBS at par value on June 30, 2010; therefore, we have classified these securities to short-term investments on the condensed consolidated balance sheet as of March 31, 2010.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. Additional derivative actions were filed in the United States District Court for the Northern District of California (later consolidated with the previously-filed federal derivative actions) and the Delaware Chancery Court. All the suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. In June 2008, the federal district court denied the Company’s motion to dismiss for failure to make a demand on the board, and granted in part and denied in part motions to dismiss filed by the individual defendants. On March 31, 2010, that court entered an order approving a partial global settlement of these actions, and several other actions seeking to compel inspection of Company books and records. Among other things, the settlement resolved all claims against all defendants, except Atmel’s former general counsel James Michael Ross, related to the allegations and/or matters set forth in all the derivative actions. The terms of the settlement provided for: (1) a direct financial benefit to Atmel of $9.7 million; (2) the adoption and/or implementation of a variety of corporate governance enhancements, particularly in the way Atmel grants and documents grants of employee stock option awards; (3) the payment by Atmel of plaintiffs’ counsels’ attorneys’ fees, costs, and expenses in the amount of $4.9 million (which Atmel paid on April 8, 2010); and (4) the dismissal with prejudice of all claims by and between the settling parties and releases of all claims against the settling defendants. The claims against Mr. Ross remain pending. Discovery is ongoing, and no trial date has been set.
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
     On July 16, 2009, James M. Ross, the Company’s former General Counsel, filed a lawsuit in Santa Clara County Superior Court challenging his termination, and certain actions the Company took thereafter. Mr. Ross recently submitted a proposed amended complaint to the Court, which has been narrowed by motion practice and Mr. Ross’s voluntary dismissal of certain claims. Atmel has stipulated to this more narrow amended complaint, and the parties are awaiting an order from the Court. The proposed amended complaint contains 10 causes of action, including: (1) several claims arising out of the Company’s treatment of his post-termination attempt to exercise stock options; (2) breach of a purported oral contract to pay a bonus upon the sale of the Company’s Grenoble division; (3) violation of Section 17200 of the California Business and Professions Code; and (4) violations of the California Labor Code. Discovery is ongoing and no trial date has yet been set. The Company intends to vigorously defend this action.
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
     Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. These factors include:
•	the nature of both the semiconductor industry and the markets addressed by our products;

•	our transition to a fab-lite strategy;

•	our dependence on selling through distributors;

•	our increased dependence on outside foundries and their ability to meet our volume, quality and delivery objectives, particularly during times of increasing demand along with inventory excesses or shortages due to reliance on third party manufacturers;

•	global economic and political conditions;

•	compliance with U.S. and international antitrust trade and export laws and regulations by us and our distributors;

•	fluctuations in currency exchange rates and revenues and costs denominated in foreign currencies;

•	ability of independent assembly contractors to meet our volume, quality and delivery objectives;

•	success with disposal or restructuring activities;

•	fluctuations in manufacturing yields;

•	the average margin of the mix of products we sell;

•	third party intellectual property infringement claims;

•	the highly competitive nature of our markets;

•	the pace of technological change;

•	natural disasters or terrorist acts;

•	assessment of internal controls over financial reporting;

•	ability to meet our debt obligations;

•	our ability to maintain good relationships with our customers and suppliers;

•	contracts with our customers and suppliers;

•	our compliance with international, federal and state, environmental, privacy and other regulations;

•	personnel changes;

•	performance-based restricted stock units;

•	business interruptions;

•	system integration disruptions;

•	anti-takeover effects in our certificate of incorporation and bylaws;

•	the unfunded nature of our foreign pension plans and that any requirement to fund these plans could negatively impact our cash position;

•	the effects of our acquisition strategy, such as unanticipated accounting charges, which may adversely affect our results of operations;

•	utilization of our manufacturing capacity;

•	disruptions to the availability of raw materials which could impact our ability to supply products to our customers;

•	costs associated with, and the outcome of, any litigation to which we are, or may become, a party;

•	product liability claims that may arise, which could result in significant costs and damage to our reputation;

•	audits of our income tax returns, both in the U.S. and in foreign jurisdictions;

•	complexity of our legal entity organizational structure; and

•	compliance with economic incentive terms in certain government grants.
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
     As part of our fab-lite strategy, we have reduced the number of manufacturing facilities we own. In May 2008, we completed the sale of our North Tyneside, United Kingdom wafer fabrication facility. In December 2008, we sold our wafer fabrication operation in Heilbronn, Germany. On March 4, 2010, we entered into a Stock Purchase Agreement with LFoundry GmbH for the potential sale of our Rousset, France manufacturing operations. In the future, we will be increasingly relying on the utilization of third-party foundry manufacturing partners. As part of this transition we have expanded and will continue to expand our foundry relationships by entering into new agreements with third-party foundries. If these agreements are not completed on a timely basis, or the transfer of production is delayed for other reasons, the supply of certain of our products could be disrupted, which could harm our business. In addition, difficulties in production yields can often occur when transitioning to a new third-party manufacturer. If such foundries fail to deliver quality products and components on a timely basis, our business could be harmed.
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
OUR REVENUES ARE DEPENDENT ON SELLING THROUGH DISTRIBUTORS.
     Sales through distributors accounted for 55% and 47% of our net revenues for the three months ended March 31, 2010 and 2009, respectively. We market and sell our products through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon relatively short notice to the other party. These agreements are non-exclusive and also permit our distributors to offer our competitors’ products.
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
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of average exchange rates in the three months ended March 31, 2010, compared to the average exchange rates in the three months ended March 31, 2009, resulted in a decrease in income from operations of $5 million. This impact is determined assuming that all foreign currency denominated transactions that occurred in the three months ended March 31, 2010 were recorded using the average foreign currency exchange rates in the same period in 2009.
     Approximately 22% and 24% of our net revenues in the three months ended March 31, 2010 and 2009, respectively, were denominated in foreign currencies. Operating costs denominated in foreign currencies, were approximately 39% and 43% of total operating costs in the three months ended March 31, 2010 and 2009, respectively.
     Average exchange rates utilized to translate foreign currency revenues and expenses in euro were approximately 1.42 and 1.32 Euro to the dollar in the three months ended March 31, 2010 and 2009, respectively.

     In the three months ended March 31, 2010, changes in foreign exchange rates had an unfavorable impact to our operating results. Our net revenues for the three months ended March 31, 2010 would have been approximately $5 million lower had the average exchange rate in the current quarter remained the same as the rate in effect in the three months ended March 31, 2009. However, our operating expenses would have been approximately $9 million lower (relating to cost of revenues of $5 million; research and development expenses of $3 million; and sales, general and administrative expenses of $1 million). Therefore, our income from operations in the three months ended March 31, 2010 would have been approximately $4 million higher had exchange rates in the three months ended March 31, 2010 remained unchanged from the three months ended March 31, 2009. We may take actions in the future to reduce this exposure. However, there can be no assurance that we will be able to reduce the exposure to additional unfavorable changes to exchanges rates and the results on gross margin.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 25% and 29% of our accounts receivables were denominated in foreign currency as of March 31, 2010 and December 31, 2009, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 26% and 27% of our accounts payable were denominated in foreign currency as of March 31, 2010 and December 31, 2009, respectively. Approximately 4% and 15% of our debt obligations were denominated in foreign currency as of March 31, 2010 and December 31, 2009, respectively.
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
WE FACE BUSINESS DISRUPTION RISKS AS WELL AS THE RISK OF SIGNIFICANT UNANTICIPATED COSTS ASSOCIATED WITH DISPOSAL OR RESTRUCTURING ACTIVITIES.
     In the first quarter of 2009, we announced our intention to pursue strategic alternatives for our ASIC business and related manufacturing assets as part of our transformation plan, which is aimed at focusing on our high-growth and high-margin businesses. On March 4, 2010, we entered into a Stock Purchase Agreement with LFoundry GmbH for the potential sale of our Rousset, France manufacturing operations. In January 2010, we announced that following a comprehensive review of alternatives for our ASIC business, we would continue to explore the potential sale of our Smart Card (SMS) business located in Rousset, France and East Kilbride, UK and that we intended to discontinue potential sale discussions for our Customer Specific Products (CSP) and Aerospace businesses. On May 4, 2010, we announced that INSIDE Contactless S.A. (“INSIDE”) had submitted a signed agreement to us offering to purchase, for cash consideration, our Secure Microcontroller Solutions (“SMS”) business based in Rousset, France and East Kilbride, U.K. We are continually reviewing potential changes in our business and asset portfolio throughout our worldwide operations, including those located in Europe in order to enhance our overall competitiveness and viability. However, reducing our wafer fabrication capacity involves significant potential costs and delays, particularly in Europe, where the extensive statutory protection of employees imposes substantial restrictions on employers when the market requires downsizing. We may incur additional costs including compensation to employees and the potential requirement to repay governmental subsidies. We may experience further delays to completing the sale of the Rousset manufacturing operations due to local government agencies and requirements and approvals of governmental and judicial bodies. We have in the past and may in the future experience labor union or workers council objections, or labor unrest actions (including possible strikes), which could result in reduced production output. Significant reductions to output or increases in cost could harm our business and operating results.
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
     In the fourth quarter of 2009, we announced that we entered into an exclusivity agreement with LFoundry GmbH for the purchase of our manufacturing operations in Rousset, France. As a result of this agreement, we determined that certain assets and liabilities were no longer included in the disposal group as they were not being acquired or assumed by the buyer, and as result, we reclassified these assets and liabilities back to held and used as of December 31, 2009 and recorded an asset impairment charge of $80 million. The assets and liabilities that remain in the disposal group are classified as held for sale and are carried on the condensed consolidated balance sheet at March 31, 2010, at the lower of their carrying amount or fair value less cost to sell. In determining any potential write down of these assets and liabilities, we considered both the net book value of the disposal group, which was $78 million, and the related credit balance of $120 million for foreign currency translation adjustments (“CTA balance”) that is recorded within stockholders’ equity. As a result, no impairment charge was recorded for the disposal group as its carrying value, net of the CTA balance, cannot be reduced to below zero. The CTA balance remaining in stockholders’ equity at the date of sale will be released to the statement of operations upon completion of the sale.
     On March 4, 2010, we entered into a Stock Purchase Agreement with LFoundry GmbH, pursuant to which under the terms of the agreement, we will receive nominal cash consideration in the sale. In connection with the agreement, we will enter into certain other ancillary agreements, including a Manufacturing Services Agreement in which we will purchase wafers from LFoundry for a minimum of three years following the closing on a “take-or-pay” basis. We expect to record certain costs and fees upon closing and anticipate a loss on this sale, which could be material, the amount of which cannot currently be determined as it is dependant on the final terms and conditions of certain ancillary agreements, including the Manufacturing Services Agreements.
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
OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.
     Net revenues outside the United States accounted for 82% of our net revenues in both the three months ended March 31, 2010 and 2009. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:
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
     Some of our distributors, third-party foundries, independent assembly operators and other business partners also have international operations and are subject to the risks described above. Even if we are able to manage the risks of international operations successfully, our business may be materially adversely affected if our distributors, third-party foundries and other business partners are not able to manage these risks successfully.
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
     Approximately 22% and 24% of our net revenues in the three months ended March 31, 2010 and 2009, respectively, were denominated in foreign currencies. Operating costs denominated in foreign currencies, were approximately 39% and 43% of total operating costs in the three months ended March 31, 2010 and 2009, respectively.
OUR OPERATIONS AND FINANCIAL RESULTS COULD BE HARMED BY BUSINESS INTERRUPTIONS, NATURAL DISASTERS OR TERRORIST ACTS.
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
     A failure to maintain effective internal control over financial reporting, including a failure to implement effective new controls to address changes to our business, could result in a material misstatement of our condensed consolidated financial statements or cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
OUR DEBT LEVELS COULD HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING, AND OUR ABILITY TO MEET OUR DEBT OBLIGATIONS WILL BE DEPENDENT UPON OUR FUTURE PERFORMANCE.
     As of March 31, 2010, our total debt was $84 million, compared to $95 million at December 31, 2009. Our debt-to-equity ratio was 0.82 at both March 31, 2010 and December 31, 2009. Increases in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.
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
ACCOUNTING FOR OUR PERFORMANCE-BASED RESTRICTED STOCK UNITS IS SUBJECT TO JUDGMENT AND MAY LEAD TO UNPREDICTABLE EXPENSE RECOGNITION.
     We have issued performance-based restricted stock units to eligible employees payable to a maximum of 10 million shares of our common stock under the 2005 Stock Plan. These restricted stock units vest only if we achieve certain quarterly operating margin performance criteria over the performance period of July 1, 2008 to December 31, 2012. Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. We recognize the stock-based compensation expense for performance-based restricted stock units when we believe it is probable that we will achieve certain future quarterly operating margin performance criteria. If achieved, the award vests. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures.
     In the fourth quarter of 2009, after significant improvement to operating results and customer order rates, we recorded stock-based compensation expense of $3 million, as we re-assessed the probability of achieving the performance criteria and estimated that it is probable that a portion of the performance criteria will be achieved by December 31, 2012. We are required to reassess this probability at each reporting date, and any change in our forecasts may result in an increase or decrease to the expense recognized. In the three months ended March 31, 2010, we recorded stock-based compensation expense of $1 million as we believe that it is still probable a portion of the performance criteria will be achieved by December 31, 2012.
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
     We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $29 million at both March 31, 2010 and December 31, 2009. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $1 million in 2010 for benefits paid. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.
FUTURE ACQUISITIONS MAY RESULT IN UNANTICIPATED ACCOUNTING CHARGES OR OTHERWISE ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND RESULT IN DIFFICULTIES IN ASSIMILATING AND INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES OR BUSINESSES, OR BE DILUTIVE TO EXISTING STOCKHOLDERS.

     A key element of our business strategy includes expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our skilled engineering workforce or enhance our technological capabilities. Between January 1, 1999 and March 31, 2010, we acquired four companies and certain assets of three other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. For example, on March 6, 2008, we completed the purchase of Quantum, a developer of capacitive sensing IP and solutions for user interfaces.
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
     Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense and the recording and later amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline. Effective January 1, 2009, we adopted an amendment to the accounting standard on business combinations. The accounting standard will have an impact on our condensed consolidated financial statements, depending upon the nature, terms and size of the acquisitions we consummate in the future.
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
     We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. At March 31, 2010, we had $53 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2009 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.
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
     Our operating results are also adversely affected when we operate at production levels below optimal capacity. Lower capacity utilization results in certain costs being charged directly to expense and lower gross margins. During 2007, we lowered production levels significantly at our North Tyneside, United Kingdom manufacturing facility to avoid building more inventory than we were forecasting orders for. As a result, operating costs for these periods were higher than in prior periods negatively impacting gross margins. We closed our North Tyneside manufacturing facility in the first quarter of 2008. In addition, our other manufacturing facilities could experience conditions requiring production levels to be reduced below optimal capacity levels. If we are unable to operate our manufacturing facilities at optimal production levels, our operating costs will increase and gross margin and results from operations will be negatively impacted. Gross margins were negatively impacted in the three months ended March 31, 2010 primarily due to factory under utilization costs, as well as higher per-unit costs, resulting from reduced factory loading at our wafer fabrication and test facilities.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On March 6, 2010, we issued 3,151,527 shares of our common stock to a former Quantum employee in connection with his continuous employment through the second anniversary of our acquisition of Quantum in March 2008. The issuance of such shares was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     The following Exhibits have been filed with, or incorporated by reference into, this Report:

2.1	Stock Purchase Agreement between Atmel Rousset S.A.S. and LFoundry GmbH.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION(Registrant)

May 7, 2010	/s/ STEVEN LAUB Steven Laub
President & Chief Executive Officer
(Principal Executive Officer)

May 7, 2010	/s/ STEPHEN CUMMING Stephen Cumming
Vice President Finance & Chief Financial Officer
(Principal Financial Officer)

May 7, 2010	/s/ DAVID MCCAMAN David McCaman
Vice President Finance & Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

2.1	Stock Purchase Agreement between Atmel Rousset S.A.S. and LFoundry GmbH.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.