Form 10-Q
period 2010-06-30
ATMEL CORP
filed 2010-08-09
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2010
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On July 31, 2010, the Registrant had 461,533,956 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 2010

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009
	(in thousands, except par value)
ASSETS

Current assets
Cash and cash equivalents	$526,888	$437,509
Short-term investments	25,361	38,631
Accounts receivable, net of allowances for doubtful accounts of $11,811 and $11,930, respectively	213,119	194,099
Inventories	198,373	226,296
Current assets held for sale	8,178	16,139
Prepaids and other current assets	81,492	83,434

Total current assets	1,053,411	996,108
Fixed assets, net	205,807	203,219
Goodwill	52,176	56,408
Intangible assets, net	24,816	29,841
Non-current assets held for sale	8,824	83,260
Other assets	43,575	24,006

Total assets	$1,388,609	$1,392,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt and capital lease obligations	$80,373	$85,462
Trade accounts payable	136,503	105,692
Accrued and other liabilities	216,246	152,572
Current liabilites held for sale	2,712	11,284
Deferred income on shipments to distributors	42,193	44,691

Total current liabilities	478,027	399,701
Long-term debt and capital lease obligations, less current portion	3,315	9,464
Long-term liabilites held for sale	635	4,014
Other long-term liabilities	266,277	215,256

Total liabilities	748,254	628,435

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares;
Shares issued and outstanding: 460,535 at June 30, 2010 and 454,586 at December 31, 2009	461	455
Additional paid-in capital	1,317,372	1,284,140
Accumulated other comprehensive income	3,008	140,470
Accumulated deficit	(680,486)	(660,658)

Total stockholders’ equity	640,355	764,407

Total liabilities and stockholders’ equity	$1,388,609	$1,392,842

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net revenues	$393,361	$284,542	$741,910	$556,035

Operating expenses
Cost of revenues	233,715	192,718	448,490	368,806
Research and development	62,343	52,186	120,387	104,743
Selling, general and administrative	67,187	50,882	128,668	105,800
Acquisition-related charges (credits)	1,167	3,642	(734)	9,141
Charges for grant repayments	246	249	511	1,014
Restructuring charges	1,614	2,470	2,583	4,822
Asset impairment charges	11,922	—	11,922	—
Loss (gain) on sale of assets	94,052	—	94,052	(164)

Total operating expenses	472,246	302,147	805,879	594,162

Loss from operations	(78,885)	(17,605)	(63,969)	(38,127)
Interest and other income (expense), net	2,784	(4,539)	7,126	(8,084)

Loss before income taxes	(76,101)	(22,144)	(56,843)	(46,211)
Benefit from income taxes	39,658	9,737	37,015	37,430

Net loss	$(36,443)	$(12,407)	$(19,828)	$(8,781)

Basic net loss per share:
Net loss	$(0.08)	$(0.03)	$(0.04)	$(0.02)

Weighted-average shares used in basic net loss per share calculations	460,249	450,891	458,508	450,291

Diluted net loss per share:
Net loss	$(0.08)	$(0.03)	$(0.04)	$(0.02)

Weighted-average shares used in diluted net loss per share calculations	460,249	450,891	458,508	450,291

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net loss	$(19,828)	$(8,781)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	31,820	36,643
Non-cash portion of loss on sale of Rousset manufacturing operations	(33,043)	—
Asset impairment charges	11,922	—
Other non-cash (gains) losses, net	(8,535)	5,233
Recovery of doubtful accounts receivable	(112)	(2,676)
Accretion of interest on long-term debt	315	260
Stock-based compensation expense	28,557	15,576
Changes in operating assets and liabilities
Accounts receivable	(18,904)	17,590
Inventories	17,139	29,921
Current and other assets	(32,887)	(19,308)
Trade accounts payable	9,910	(22,884)
Accrued and other liabilities	135,756	(33,259)
Deferred income on shipments to distributors	(2,498)	(11,122)

Net cash provided by operating activities	119,612	7,193

Cash flows from investing activities
Acquisitions of fixed assets	(28,398)	(7,380)
Proceeds from the sale of fixed assets	652	—
Acquisition of Quantum Research Group	—	(3,362)
Acquisitions of intangible assets	(2,000)	(3,500)
Purchases of marketable securities	(11,129)	(17,200)
Sales or maturities of marketable securities	24,308	21,445
Increase in long-term restricted cash	—	(2,050)

Net cash used in investing activities	(16,567)	(12,047)

Cash flows from financing activities
Principal payments on debt	(10,813)	(26,686)
Proceeds from issuance of common stock	5,792	4,927
Tax payments related to shares withheld for vested restricted stock units	(2,211)	(908)

Net cash used in financing activities	(7,232)	(22,667)

Effect of exchange rate changes on cash and cash equivalents	(6,434)	(534)

Net increase (decrease) in cash and cash equivalents	89,379	(28,055)

Cash and cash equivalents at beginning of the period	437,509	408,926

Cash and cash equivalents at end of the period	$526,888	$380,871

Supplemental cash flow disclosures:
Interest paid	$1,727	$2,336
Income taxes paid	3,493	3,175

Supplemental non-cash investing and financing activities disclosures:
Increase (decrease) in accounts payable related to fixed asset purchases	11,789	(2,169)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, employee data, and where otherwise indicated)
(Unaudited)
Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (“the Company” or “Atmel”) and its subsidiaries as of June 30, 2010 and the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. All intercompany balances have been eliminated. Because all of the disclosures required by U.S. generally accepted accounting principles are not included, as permitted by the rules of the Securities and Exchange Commission (the “SEC”), these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The December 31, 2009 year-end condensed balance sheet data was derived from the audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include provisions for excess and obsolete inventory, sales return reserves, stock-based compensation expense, allowances for doubtful accounts receivable, warranty reserves, estimates for useful lives associated with long-lived assets, charges for grant repayments, recoverability of goodwill and intangible assets, restructuring charges, certain accrued liabilities, fair value of net assets held for sale and income taxes and income tax valuation allowances. Actual results could differ materially from those estimates.
Inventories
     Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis for raw materials and purchased parts; and an average-cost basis for work in progress and finished goods) or market. Market is based on estimated net realizable value. The Company establishes provisions for lower of cost or market and excess and obsolescence write-downs. The determination of obsolete or excess inventory requires an estimation of the future demand for the Company’s products and these reserves are recorded when the inventory on hand exceeds management’s estimate of future demand for each product. Once the inventory is written down, a new cost basis is established and these inventory reserves are not relieved until the related inventory has been sold or scrapped. As of June 30, 2010, inventories totaling $7,152 were reclassified to current assets held for sale in connection with the expected sale of the Company’s SmartCard business to INSIDE Contactless S.A. As of December 31, 2009, inventories totaling $16,139 were classified as current assets held for sale in connection with the sale of the manufacturing operations in Rousset, France which was completed in June 2010 (see Note 12).
     Inventories are comprised of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)
Raw materials and purchased parts	$9,102	$11,525
Work-in-progress	126,614	135,415
Finished goods	62,657	79,356

	$198,373	$226,296

Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that revises analysis for identifying the primary beneficiary of a variable interest entity (“VIE”), by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated results of operations and financial position.
     In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs using Level 3 methodologies. Except for the detailed disclosure in the Level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance became effective for interim and annual periods beginning after December 15, 2009. The adoption of the disclosure portion of the guidance did not have a material impact on the Company’s condensed consolidated results of operations and financial position. The Company does not expect the adoption of the portion of the guidance related to the Level 3 reconciliation to have a material impact on the Company’s consolidated results of operations and financial position.
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The elimination of the concept of a QSPE, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated results of operations and financial condition. See Note 12 for further discussion.
Note 2 INVESTMENTS
     Investments at June 30, 2010 and December 31, 2009 are primarily comprised of corporate equity securities, U.S. and foreign corporate debt securities, guaranteed variable annuities and auction-rate securities.
     All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income. Gross realized gains or losses are recorded based on the specific identification method. In each of the three and six months ended June 30, 2010, the Company recorded gross realized gains of $2,155 from the sale of short-term investments in interest and other income (expense), net on the condensed consolidated statements of operations. In the three and six months ended June 30, 2009, the Company’s gross realized gains or losses on short-term investments were not material. The Company’s investments are further detailed in the table below:

	June 30, 2010			December 31, 2009
	Adjusted Cost	Fair Value		Adjusted Cost	Fair Value
	(in thousands)
Corporate equity securities	$87	$119		$87	$132
Auction-rate securities	4,870	4,906	*	5,370	5,392	*
Corporate debt securities and other obligations	22,779	22,592		33,506	35,373

	$27,736	$27,617		$38,963	$40,897

Unrealized gains	97			1,987
Unrealized losses	(216)			(53)

Net unrealized (losses) gains	(119)			1,934

Fair value	$27,617			$40,897

Amount included in short-term investments		$25,361			$38,631
Amount included in other assets		2,256			2,266

		$27,617			$40,897

*	Includes the fair value of the Put Option of $86 and $98 at June 30, 2010 and December 31, 2009, respectively, related to an offer from UBS Financial Services Inc, (“UBS”) to purchase auction-rate securities of $2,650 and $3,126 at June 30, 2010 and December 31, 2009, respectively.
     In the three and six months ended June 30, 2010, auctions for auction-rate securities held by the Company have continued to fail and as a result these securities have continued to be illiquid. The Company concluded that $2,220 (book value) of these securities are unlikely to be liquidated within the next twelve months and classified these securities as long-term investments, which is included in other assets on the condensed consolidated balance sheets.
     In October 2008, the Company accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase certain auction-rate securities held by the Company of $2,650 at par value (the “Put Option”) at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, the Company sold the securities to UBS at par value of $2,650 on July 1, 2010.
     Contractual maturities (at book value) of available-for-sale debt securities as of June 30, 2010, were as follows:

(in thousands)
Due within one year	$20,224
Due in 1-5 years	5,205
Due in 5-10 years	—
Due after 10 years	2,220

Total	$27,649

     Atmel has classified all investments with maturity dates of 90 days or more as short-term as it has the ability and intent to redeem them within the year, with the exception of our remaining auction-rate securities which are included in other assets on the condensed consolidated balance sheets.
Note 3 FAIR VALUE OF ASSETS AND LIABILITIES
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
     The table below presents the balances of investments measured at fair value on a recurring basis at June 30, 2010:

	June 30, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$6,490	$6,490	$—	$—
Short-term investments
Corporate equity securities	119	119	—	—
Auction-rate securities	2,650	—	—	2,650
Corporate debt securities, including government backed securities	22,592	—	22,592	—
Other assets				—
Auction-rate securities	2,256	—	—	2,256
Deferred compensation plan assets	3,173	3,173	—	—

Total	$37,280	$9,782	$22,592	$4,906

     The table below presents the balances of investments measured at fair value on a recurring basis at December 31, 2009:

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$76,917	$76,917	$—	$—
Short-term investments
Corporate equity securities	132	132	—	—
Auction-rate securities	3,126	—	—	3,126
Corporate debt securities, including government backed securities	35,373	—	35,373	—
Other assets				—
Auction-rate securities	2,266	—	—	2,266
Deferred compensation plan assets	3,109	3,109	—	—

Total	$120,923	$80,158	$35,373	$5,392

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
     Auction-rate securities are classified within Level 3 as significant assumptions are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of total assets as of June 30, 2010.
     A summary of the changes in Level 3 assets measured at fair value on a recurring basis is as follows:

		Total	Sales and	Balance at	Sales and			Total
	Balance at	Unrealized	Other	December 31,	Other	Balance at	Sales and Other	Unrealized	Balance at
	January 1, 2009	Gains	Settlements	2009	Settlements	March 31, 2010	Settlements	Gains	June 30, 2010
	(in thousands)
Auction-rate securities	$8,795	$22	$(3,425)	$5,392	$(300)	$5,092	$(200)	$14	$4,906
Note 4 INTANGIBLE ASSETS, NET
     Intangible assets, net, consisted of technology licenses and acquisition-related intangible assets as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)
Core/licensed technology	$90,718	$90,718
Accumulated amortization	(77,121)	(74,291)

Total technology licenses	13,597	16,427

Acquisition-related intangible assets	22,413	22,413
Accumulated amortization	(11,194)	(8,999)

Total acquisition-related intangible assets	11,219	13,414

Total intangible assets, net	$24,816	$29,841

     Amortization expense for technology licenses totaled $1,404 and $1,186 in the three months ended June 30, 2010 and 2009, respectively, and $2,830 and $2,324 in the six months ended June 30, 2010 and 2009, respectively. Amortization expense for acquisition-related intangible assets totaled $1,136 and $1,234 in the three months ended June 30, 2010 and 2009, respectively, and $2,195 and $2,528 in the six months ended June 30, 2010 and 2009, respectively.
     The following table presents the estimated future amortization of the technology licenses and acquisition-related intangible assets:

	Technology	Acquisition-Related
Years Ending December 31:	Licenses	Intangible Assets	Total
	(in thousands)
2010 (July1 through December 31)	$2,587	$2,272	$4,859
2011	4,719	4,192	8,911
2012	4,353	4,076	8,429
2013	1,938	679	2,617

Total future amortization	$13,597	$11,219	$24,816

Note 5 BORROWING ARRANGEMENTS
     Information with respect to the Company’s debt and capital lease obligations as of June 30, 2010 and December 31, 2009 is shown in the following table:

	June 30,	December 31,
	2010	2009
	(in thousands)
Various interest-bearing notes and term loans	$3,305	$3,484
Bank lines of credit	80,000	80,000
Capital lease obligations	383	11,442

Total	$83,688	$94,926
Less: current portion of long-term debt and capital lease obligations	(80,373)	(85,462)

Long-term debt and capital lease obligations due after one year	$3,315	$9,464

     Maturities of long-term debt and capital lease obligations are as follows:

Years Ending December 31:
(in thousands)
2010 (July 1 through December 31)	$80,620
2011	86
2012	—
2013	—
2014	—
Thereafter	3,305

84,011
Less: amount representing interest	(323)

Total	$83,688

     On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165,000 (reduced to $125,000 on November 6, 2009) with certain European lenders. This facility is secured by the Company’s non-U.S. trade receivables. The eligible non-US trade receivables were $103,823 at June 30, 2010, of which the amount outstanding under this facility was $80,000 at June 30, 2010. Borrowings under the facility bear interest at LIBOR plus 2% per annum (approximately 2.34% based on the one month LIBOR at June 30, 2010), while the undrawn portion is subject to a commitment fee of 0.375% per annum. The outstanding balance is subject to repayment in full on the last day of its interest period (every two months). The terms of the facility subject the Company to certain financial and other covenants and cross-default provisions. The Company was not in compliance with a financial covenant (i.e. fixed charge ratio) as of June 30, 2010. The Company obtained a waiver of such failure to comply on August 3, 2010. Commitment fees and amortization of up-front fees paid related to the facility in the three months ended June 30, 2010 and 2009 totaled $194 and $242, respectively, and $496 and $539 in the six months ended June 30, 2010 and 2009, respectively, and are included in interest and other income (expense), net, in the condensed consolidated statements of operations. The outstanding balance under this facility is classified within bank lines of credit in the summary debt table above.
     Of the Company’s remaining outstanding debt obligations of $3,688 as of June 30, 2010, $383 are classified as capital leases and $3,305 as interest bearing notes in the summary debt table.
     The fair value of the Company’s debt approximated its book value as of June 30, 2010 and December 31, 2009 due to their relatively short-term nature as well as the variable interest rates on these debt obligations.
Note 6 STOCK-BASED COMPENSATION
     Option and Employee Stock Purchase Plans
     The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of June 30, 2010, 114,000 shares were authorized for issuance under the 2005 Stock Plan, and 29,161 shares of common stock remained available for grant. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.
     Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available	Number of	Price	Exercise Price
	for Grant	Options	per Share	per Share
	(in thousands, except per share data)
Balances, December 31, 2009	28,478	18,828	$1.68-$24.44	$4.38
Restricted stock units issued	(462)	—	—	—
Adjustment for restricted stock units issued	(360)	—	—	—
Restricted stock units cancelled	636	—	—	—
Adjustment for restricted stock units cancelled	496	—	—	—
Options granted	(157)	157	$4.77	4.77
Options cancelled/expired/forfeited	341	(341)	$2.11-$24.44	6.60
Options exercised	—	(321)	$1.68-$4.74	3.00

Balances, March 31, 2010	28,972	18,323	$1.68-$21.47	$4.37
Restricted stock units issued	(386)	—	—	—
Adjustment for restricted stock units issued	(301)	—	—	—
Performance based restricted stock units issued	(282)	—	—	—
Adjustment for performance based restricted stock units issued	(220)	—	—	—
Restricted stock units cancelled	745	—	—	—
Adjustment for restricted stock units cancelled	581	—	—	—
Options granted	(82)	82	$5.20	5.20
Options cancelled/expired/forfeited	134	(134)	$2.11-$21.47	6.13
Options exercised	—	(391)	$1.80-$5.62	3.57

Balances, June 30, 2010	29,161	17,880	$1.68-$20.19	$4.38

     Restricted stock units are granted from the pool of options available for grant. On May 14, 2008, the Company’s stockholders approved an amendment to its 2005 Stock Plan whereby every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), and stock purchase rights issued on or after May 14, 2008 will be counted against the numerical limit for options available for grant as 1.78 shares in the table above. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements are cancelled, forfeited or repurchased by the Company and would otherwise return to the 2005 Stock Plan, 1.78 times the number of shares will return to the plan and will again become available for issuance. The Company issued 25,774 restricted stock units from May 14, 2008 to June 30, 2010 (net of cancellations), resulting in a reduction of 45,877 shares available for grant under the 2005 Stock Plan.
Restricted Stock Units
     Activity related to restricted stock units is set forth below:

		Weighted-Average
	Number of	Fair Value
	Units	Per Share
	(in thousands, except per share data)
Balances, December 31, 2009	24,044	$4.38
Restricted stock units issued	462	4.73
Restricted stock units vested	(583)	4.80
Restricted stock units cancelled	(636)	3.55

Balances, March 31, 2010	23,287	$4.40
Restricted stock units issued	386	5.28
Performance based restricted stock units issued	282	5.00
Restricted stock units vested	(539)	5.45
Restricted stock units cancelled	(745)	4.15

Balances, June 30, 2010	22,671	$4.40

     In the three and six months ended June 30, 2010, 539 and 1,122 restricted stock units vested, respectively, including 194 and 376 units withheld for taxes, respectively. These vested restricted stock units had a weighted-average fair value of $5.28 and $5.11 per share on the vesting dates, respectively. As of June 30, 2010, total unearned stock-based compensation related to nonvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $65,228, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.18 years.
     In the three and six months ended June 30, 2009, 100 and 815 restricted stock units vested, respectively, including 33 and 291 units withheld for taxes, respectively. These vested restricted stock units had a weighted-average fair value of $3.62 and $3.23 on the vesting dates.
Performance-Based Restricted Stock Units
     In the year ended December 31, 2008, the Company issued performance-based restricted stock units to eligible employees for a maximum of 9,914 shares of the Company’s common stock under the 2005 Stock Plan. These restricted stock units vest on a graded scale, only if the Company achieves certain quarterly operating margin performance criteria over the performance period of July 1, 2008 to December 31, 2012. In June 2009, the performance period was extended by one additional year to December 31, 2012 which was considered a modification to the performance-based restricted stock units. In the six months ended June 30, 2009, the Company issued additional performance-based restricted stock units to eligible employees for a maximum of 83 shares of the Company’s common stock. In each of the three and six months ended June 30, 2010, the Company issued additional performance-based restricted stock units to eligible employees for a maximum of 282 shares of the Company’s common stock. Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. The Company recognizes the stock-based compensation expense for the portion of its performance-based restricted stock units when management believes it is probable that the Company will achieve the performance criteria. The awards vest once the performance criteria are met. If the performance goals are unlikely to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. In the three months ended June 30, 2010, as a result of significant improvements in the Company’s current and forecasted operating results and customer order status, the Company’s management revised its estimates of the Company’s ability to meet the performance plan criteria such that they will be achieved earlier than previously estimated and at a higher vesting level. As a result, in the three months ended June 30, 2010, the Company recognized a cumulative adjustment to stock-based compensation expense for the portion of its performance-based restricted stock units related to services through March 31, 2010 totaling $8,771. The Company recorded total stock-based compensation expense related to performance-based restricted stock units of $14,058 and $15,044 in the three and six months ended June 30, 2010, respectively.
Stock Option Awards
     In the three and six months ended June 30, 2010, the number of stock options exercised under Atmel’s stock option plan was 391 and 712, respectively, which had an intrinsic value of $798 and $1,453, respectively. In the three and six months ended June 30, 2009, the number of stock options exercised under Atmel’s stock option plan was 314 and 613, respectively, which had an intrinsic value of $412 and $625, respectively. Stock options exercised in the three and six months ended June 30, 2010 had an aggregate exercise price of $1,395 and $2,356, respectively, and stock options exercised in the three and six months ended June 30, 2009 had an aggregate exercise price of $816 and $1,675, respectively.
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
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Risk-free interest rate	2.10%	2.34%	2.24%	2.28%
Expected life (years)	5.58	5.78	5.58	5.78
Expected volatility	53%	57%	54%	57%
Expected dividend yield	—	—	—	—
     The Company’s weighted-average assumptions for the three and six months ended June 30, 2010 and 2009 were determined in accordance with the accounting standard on stock-based compensation and are further discussed below.
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
     The weighted-average estimated fair value of options granted in the three and six months ended June 30, 2010 was $2.61 and $2.50, respectively, and in the three and six months ended June 30, 2009 was $1.95 and $1.94, respectively.
Employee Stock Purchase Plan
     Under the 1991 Employee Stock Purchase Plan (“1991 ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to 10 percent of an employee’s eligible compensation. There were 1,048 and 1,034 shares purchased under the 1991 ESPP in the six months ended June 30, 2010 and 2009 at an average price per share of $3.28 and $3.15, respectively. During the 2010 Annual Stockholders’ Meeting, the Company’s stockholders approved a new 2010 Employee Stock Purchase Plan (“2010 ESPP”) and authorized an additional 25,000 shares for issuance under the 2010 ESPP. Of the 42,000 shares authorized for issuance under the 1991 ESPP, 3,703 shares were available for issuance at June 30, 2010. No shares have been issued under the 2010 ESPP.
     The fair value of each purchase under the ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. The following assumptions were utilized to determine the fair value of the Company’s ESPP shares:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Risk-free interest rate	0.18%	0.46%	0.18%	0.46%
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	41%	87%	41%	87%
Expected dividend yield	—	—	—	—
     The weighted-average fair value of the rights to purchase shares under the 1991 ESPP for offering periods started in the six months ended June 30, 2010 and 2009 was $0.77 and $1.13, respectively. Cash proceeds for the issuance of shares under the 1991 ESPP were $3,437 and $3,250 in the six months ended June 30, 2010 and 2009, respectively. There were no 1991 ESPP purchases in the three months ended June 30, 2010 and 2009.

     The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units, performance-based restricted stock units and employee stock purchases in the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands)
Cost of revenues	$2,187	$899	$3,864	$2,095
Research and development	6,301	2,795	9,585	5,457
Selling, general and administrative	13,162	2,718	18,173	4,242

Total stock-based compensation expense, before income taxes	21,650	6,412	31,622	11,794
Tax benefit	—	—	—	—

Total stock-based compensation expense, net of income taxes	$21,650	$6,412	$31,622	$11,794

     The table above excluded stock-based compensation (credit) expense of $0 and $(3,065) in the three and six months ended June 30, 2010 and $1,891 and $3,782 in the three and six months ended June 30, 2009, respectively, related to the Quantum acquisition, which is classified within acquisition-related charges (credits) in the condensed consolidated statements of operations.
     There was no significant non-employee stock-based compensation expense in the three and six months ended June 30, 2010 and 2009.
     As of June 30, 2010, total unearned compensation expense related to nonvested stock options was approximately $14,563, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.29 years.
Note 7 ACCUMULATED OTHER COMPREHENSIVE INCOME
     Comprehensive income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net loss and comprehensive income for the Company arises from foreign currency translation adjustments, actuarial gains related to defined benefit pension plans and net unrealized (loss) gains on investments. The components of accumulated other comprehensive income at June 30, 2010 and December 31, 2009, net of tax, are as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)
Foreign currency translation adjustments	$1,726	$135,839
Actuarial gains related to defined benefit pension plans	1,401	2,697
Net unrealized (loss) gain on investments	(119)	1,934

Total accumulated other comprehensive income	$3,008	$140,470

     The components of comprehensive (loss) income in the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands)
Net loss	$(36,443)	$(12,407)	$(19,828)	$(8,781)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(19,311)	26,588	(36,746)	12,650
Release of currency translation adjustments*	(97,367)	—	(97,367)	—
Actuarial (losses) gains related to defined benefit pension plans	(423)	122	(1,296)	999
Unrealized (losses) gains on investments	(2,116)	88	(2,053)	329

Other comprehensive (loss) income	(119,217)	26,798	(137,462)	13,978

Total comprehensive (loss) income	$(155,660)	$14,391	$(157,290)	$5,197

*	The release of foreign currency translation adjustments in the six months ended June 30, 2010 was related to the sale of the Company’s Rousset, France manufacturing operations (see Note 12).
Note 8 COMMITMENTS AND CONTINGENCIES
Commitments
Indemnifications
     As is customary in the Company’s industry, as provided for in local law in the United States and other jurisdictions, the Company’s standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company will indemnify customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of the Company’s products and services, usually up to a specified maximum amount. In addition, the Company has entered into indemnification agreements with its officers and directors and certain employees, and the Company’s bylaws permit the indemnification of the Company’s agents. In the Company’s experience, the estimated fair value of the liability is not material.
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
Purchase Commitments
     At June 30, 2010, the Company had certain commitments which were not included on the condensed consolidated balance sheet at that date. These include outstanding capital purchase commitments of $18,601 and a purchase commitment for product wafer purchases of approximately $54,011 from Tejas Silicon Holding Limited. Wafer purchase commitments from the Company’s supply agreement with LFoundry approximated $448,000 (see Note 12).
Contingencies
Litigations
     The Company is party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and financial position of Atmel. The estimate of the potential impact on the Company’s financial position or overall results of operations or cash flows for the legal proceedings described below could change in the future. The Company has accrued for losses related to litigation described below that the Company considers probable and for which the loss can be reasonably estimated. In the event that a loss cannot be reasonably estimated, the Company has not accrued for such losses.

     From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. Additional derivative actions were filed in the United States District Court for the Northern District of California (later consolidated with the previously-filed federal derivative actions) and the Delaware Chancery Court. All the suits contain various causes of action relating to the timing of stock option grants awarded by Atmel. In June 2008, the federal district court denied the Company’s motion to dismiss for failure to make a demand on the board, and granted in part and denied in part motions to dismiss filed by the individual defendants. On March 31, 2010, that court entered an order approving a partial global settlement of these actions, and several other actions seeking to compel inspection of Company books and records. Among other things, the settlement resolved all claims against all defendants, except Atmel’s former general counsel James Michael Ross, related to the allegations and/or matters set forth in all the derivative actions. The terms of the settlement provided for: (1) a direct financial benefit to Atmel of $9,650; (2) the adoption and/or implementation of a variety of corporate governance enhancements, particularly in the way Atmel grants and documents grants of employee stock option awards; (3) the payment by Atmel of plaintiffs’ counsels’ attorneys’ fees, costs, and expenses in the amount of $4,940 (which Atmel paid on April 8, 2010); and (4) the dismissal with prejudice of all claims by and between the settling parties and releases of all claims against the settling defendants. As the Company previously disclosed on a Form 8-K filed June 28, 2010 (and incorporated by reference herein), on June 18, 2010, the Court preliminarily approved a settlement of the remaining claims between Atmel, plaintiffs and Mr. Ross related to the Company’s historical stock option granting practices. The settlement—which the Court will review at a final approval hearing on August 13, 2010—provides for: (a) payments to the Company by Atmel’s insurers totaling $2,900; (b) the dismissal with prejudice and release of the remaining claims against Mr. Ross; and (c) the dismissal without prejudice of Mr. Ross’s related lawsuit against the Company in Delaware Chancery Court (described below).
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
     On July 16, 2009, James M. Ross, the Company’s former General Counsel, filed a lawsuit in Santa Clara County Superior Court challenging his termination, and certain actions the Company took thereafter. The operative complaint now contains 10 causes of action, which all concern the Company’s treatment of Mr. Ross’s post-termination attempt to exercise stock options and its alleged breach of a purported oral contract to pay a bonus upon the sale of the Company’s Grenoble division. Discovery is ongoing and no trial date has yet been set. The Company intends to vigorously defend this action.
     On December 18, 2009, Mr. Ross filed another lawsuit in Delaware Chancery Court seeking (pursuant to Section 145 of the Delaware General Corporation Law) to enforce certain rights granted him under his indemnification agreement with the Company, and to recover damages for any breach of that agreement. In particular, Mr. Ross alleges that the Company breached the agreement in the way it negotiated and structured the partial global settlement in December 2009 in the backdating cases, described above. He also seeks advancement of fees and indemnification in connection with the Delaware lawsuit. Pursuant to the Settlement Agreement the

Company reached with him in the federal backdating cases, Mr. Ross will file a dismissal without prejudice of this action within 10 days after entry of the Final Federal Judgment in the backdating cases.
     On July 24, 2009, 56 former employees of Atmel’s Nantes facility filed claims in the First Instance labour court, Nantes, France against the Company and MHS Electronics claiming that (1) the Company’s sale of the Nantes facility to MHS (XbyBus SAS) in 2005 did not result in the transfer of their labor agreements to MHS, and (2) these employees should still be considered Atmel employees, with the right to claim related benefits from Atmel. Alternatively, each employee seeks damages of at least 45 Euro and court costs. At an initial hearing on October 6, 2009, the Court set a briefing schedule and said it will issue a ruling on October 6, 2010. These claims are similar to those filed in the First Instance labour court in October 2006 by 47 other former employees of Atmel’s Nantes facility (MHS was not named a defendant in the earlier claims). On July 24, 2008, the judge hearing the earlier claims issued an oral ruling in favor of the Company, finding that there was no jurisdiction for those claims by certain “protected employees,” and denying the claims as to all other employees. Forty of those earlier plaintiffs appealed, and on February 11, 2010, the Court of Appeal of Rennes, France affirmed the lower court’s ruling. Thirty-eight of the 40 plaintiffs have elected not to pursue any further appeal, and it is not yet clear if the remaining two plaintiffs intend to appeal to the Supreme Court of France. The Company intends to continue defending all these claims vigorously.
     From time to time, the Company is notified of claims that it may be infringing patents issued to other parties and may subsequently engage in license negotiations regarding these claims. As well, from time to time, the Company receives from customers demands for indemnification, or claims relating to the quality of our products, including claims for additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting their defective products, costs for product recalls or other damages. The Company accrues for losses relating to such claims that the Company considers probable and for which the loss can be reasonably estimated.
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
     In May 2007, the IRS completed the fieldwork portion of its audit of the Company’s U.S. income tax returns in the years 2002 and 2003 and has proposed various adjustments to these income tax returns. The Company has protested all of these proposed various adjustments and is currently addressing the matter with the IRS Appeals Division. In addition, the Company has tax audits in progress in various foreign jurisdictions.
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
Product Warranties
     The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. Our products are generally covered by a warranty typically ranging from 90 days to two years.
     The following table summarizes the activity related to the product warranty liability in the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands)
Balance at beginning of period	$4,394	$5,229	$4,225	$5,579
Accrual for warranties during the period, net of change in estimates	493	576	2,166	1,419
Actual costs incurred	(778)	(1,069)	(2,282)	(2,262)

Balance at end of period	$4,109	$4,736	$4,109	$4,736

     Product warranty liability is included in accrued and other liabilities on the condensed consolidated balance sheets.
Guarantees
     During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of June 30, 2010, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements is $2,000. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.
Note 9 INCOME TAXES
     For interim periods, the provision for income taxes is determined using the annual effective tax rate method which excludes entities that are not expected to realize tax benefits from certain operating losses and excludes the impact of discrete tax events during the period. As a result, the Company’s provision for income taxes, excluding discrete events, is at a higher consolidated effective rate than would have resulted if all entities were profitable or if losses from excluded entities produced realizable tax benefits.

     In the three and six months ended June 30, 2010, the Company recorded an income tax benefit of $39,657 and $37,014, respectively. The benefits primarily related to a net discrete income tax benefit of $43,645 recorded in the three months ended June 30, 2010, associated with the sale of the Company’s wafer manufacturing operations in Rousset, France, as management determined that this benefit will more likely than not be realized in current and future periods. In the three and six months ended June 30, 2009, the Company recorded an income tax benefit of $9,737 and $37,430, respectively.
     These benefits also reflected the recognition of certain refundable R&D credits of $304 and $2,226 in the three and six months ended June 30, 2010 and $2,607 and $29,097 in the three and six months ended June 30, 2009, respectively. The receipt of these refundable R&D credits was not dependent on the existence of taxable income. For the six months ended June 30, 2009, the Company received refunds related to prior years and was able to recognize the tax benefit as a result of tax law changes and the expiration of statutes of limitations.
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
     In addition, the Company has tax audits in progress in other foreign jurisdictions. The Company has accrued taxes and related interest and penalties that may be due upon the ultimate resolution of these examinations and for other matters relating to open U.S. Federal, state and foreign tax years in accordance with the applicable US GAAP standards for accounting for uncertain income tax positions. While the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, cash flows or financial position, the outcome is subject to uncertainty.
     The Company recognizes tax liabilities for uncertain tax positions in accordance with the requirements under U.S. GAAP, which involve evaluating the technical merits of given tax positions and the likelihood of sustaining such positions upon review by taxing authorities. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense of benefit in the condensed consolidated statements of operations. Income taxes and related interest and penalties due for potential adjustments may result from the resolution of these examinations, and examinations of open U.S. federal, state and foreign jurisdictions. Should the Company be unable to reach agreement with the federal or foreign tax authorities on the various proposed adjustments, there exists the possibility of an adverse material impact on the Company’s results of operations, cash flows and financial position. At June 30, 2010 and December 31, 2009, the Company had $186,962 and $182,552 of unrecognized tax benefits, respectively.
     Included within long-term liabilities at June 30, 2010 and December 31, 2009 were income taxes payable totaling $121,317 and $116,404, respectively.

     The Company believes that it is reasonably possible that the IRS audit and the audits in foreign jurisdictions may be resolved and/or there will be an expiration of the statute of limitations within the next twelve months, which could result in the potential recognition of unrecognized tax benefits within the next twelve months of up to $152,000, including tax, interest and penalties.
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
     The aggregate net pension expense relating to the two plan types are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands)
Service costs-benefits earned during the period	$149	$492	$573	$986
Interest cost on projected benefit obligation	219	446	595	884
Amortization of actuarial (gain) loss	(5)	8	(4)	5
Settlement and other related losses	907	—	907	—

Net pension expense	$1,270	$946	$2,071	$1,875

     Interest cost on projected benefit obligation decreased to $219 and $595 in the three and six months ended June 30, 2010 from $446 and $884 in the three and six months ended June 30, 2009, primarily due to reductions in interest rates.
     Settlement and other related losses of $907 in the three and six months ended June 30, 2010 was primarily related to the Company’s sale of its manufacturing operations in Rousset, France and was recorded as a charge to cost of revenues in the condensed consolidated statements of operations.
     Cash funding for benefits paid was $53 and $25 in the six months ended June 30, 2010 and 2009, respectively. Cash funding for benefits to be paid for 2010 is expected to be approximately $686.
     The Company’s pension liability represents the present value of estimated future benefits to be paid. With respect to the Company’s unfunded plans in Europe, in the six months ended June 30, 2010, a change in the interest rate assumptions used to calculate the present value of the pension obligation resulted in a net increase in the pension liability. This resulted in a decrease of $1,296, net of tax, which was recorded in accumulated other comprehensive income in stockholders’ equity on the condensed consolidated balance sheet at June 30, 2010.
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
     The Company evaluates segment performance based on revenues and income or loss from operations excluding acquisition-related charges (credits), charges for grant repayments, restructuring charges, asset impairment charges and loss (gain) on sale of assets. Interest and other income (expenses), net, nonrecurring gains and losses, foreign exchange gains and losses and income taxes are not measured by operating segment.
     Segments are defined by the products they design and sell. They do not make sales to each other. The Company’s net revenues and segment income (loss) from operations for each reportable segment in the three and six months ended June 30, 2010 and 2009 are as follows:
Information about Reportable Segments

	Micro-	Nonvolatile	RF and
	Controllers	Memories	Automotive	ASIC	Total
	(in thousands)
Three months ended June 30, 2010
Net revenues from external customers	$197,601	$73,554	$45,282	$76,924	$393,361
Segment income (loss) from operations	24,335	8,134	3,068	(5,421)	30,116
Three months ended June 30, 2009
Net revenues from external customers	101,613	69,338	35,385	78,206	284,542
Segment loss from operations	(3,209)	(985)	(4,374)	(2,676)	(11,244)

Six months ended June 30, 2010
Net revenues from external customers	$348,508	$151,054	$91,755	$150,593	$741,910
Segment income (loss) from operations	35,694	12,423	2,424	(6,176)	44,365
Six months ended June 30, 2009
Net revenues from external customers	198,660	133,165	67,972	156,238	556,035
Segment (loss) income from operations	(3,819)	2,781	(4,904)	(17,372)	(23,314)
     The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands)
Total segment income (loss) from operations	$30,116	$(11,244)	$44,365	$(23,314)
Unallocated amounts:
Acquisition-related (charges) credits	(1,167)	(3,642)	734	(9,141)
Charges for grant repayments	(246)	(249)	(511)	(1,014)
Restructuring charges	(1,614)	(2,470)	(2,583)	(4,822)
Asset impairment charges	(11,922)	—	(11,922)	—
(Loss) gain on sale of assets	(94,052)	—	(94,052)	164

Consolidated loss from operations	$(78,885)	$(17,605)	$(63,969)	$(38,127)

     Geographic sources of revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands)
United States	$63,363	$49,721	$125,384	$98,418
Germany	50,060	34,818	98,815	71,188
France	17,071	21,399	33,517	41,252
United Kingdom	3,957	2,574	6,865	5,126
Japan	10,371	9,423	19,537	17,507
China, including Hong Kong	124,013	78,387	225,259	149,157
Singapore	11,260	15,845	20,758	31,084
Rest of Asia-Pacific	67,268	39,560	117,365	75,187
Rest of Europe	39,189	28,878	81,743	58,876
Rest of the World	6,809	3,937	12,667	8,240

Total net revenues	$393,361	$284,542	$741,910	$556,035

     Net revenues are attributed to countries based on delivery locations.
     No single customer accounted for more than 10% of net revenues in each of the three and six months ended June 30, 2010 and 2009, respectively.
     Locations of long-lived assets as of June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)
United States	$104,302	$105,017
Germany	16,982	21,408
France	18,517	35,505
United Kingdom	4,204	4,949
Asia-Pacific	43,674	37,726
Rest of Europe	28,004	17,366

Total	$215,683	$221,971

     Excluded from the table above are auction-rate securities of $2,256 and $2,266 as of June 30, 2010 and December 31, 2009, which are included in other assets on the condensed consolidated balance sheets. Also excluded from the table above as of June 30, 2010 and December 31, 2009 are goodwill of $52,176 and $56,408, respectively, intangible assets, net of $24,816 and $29,841, respectively, deferred income tax assets of $31,443 and $2,988, respectively, and assets held for sale of $8,824 and $83,260, respectively.

Note 12 LOSS ON SALE OF ASSETS, ASSET IMPAIRMENT CHARGES AND ASSETS HELD FOR SALE
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
Rousset, France
Loss on Sale of Assets
     On June 23, 2010, the Company completed the sale of its manufacturing operations in Rousset, France to LFoundry GmbH (“LFoundry”). Under the terms of the agreement, the Company transferred manufacturing assets and employee liabilities to the buyer in return for nominal cash consideration. In connection with the sale, the Company entered into certain other ancillary agreements, including a Manufacturing Services Agreement (“MSA”) in which the Company will purchase wafers from LFoundry for four years following the closing on a “take-or-pay” basis. Upon closing of this transaction, the Company recorded a loss on sale of $94,052, which is summarized in the following table:

(in thousands)
Net assets transferred, including working capital adjustment	$61,646
Fair value of the MSA	92,417
Release of currency translation adjustment	(97,367)
Severance cost liability	27,840
Selling costs	3,173
Other related costs	6,343

Loss on Sale of Assets	$94,052

     In connection with the sale of the manufacturing operations, the Company transferred assets and liabilities specific to the manufacturing operations totaling $61,646 to LFoundry, resulting in a working capital adjustment to be received from LFoundry of $2,678.
     As future wafer purchases under the MSA were negotiated at pricing above their fair value when compared to current pricing available from third-party foundries, the Company recorded a liability in conjunction with the sale, representing the present value of the unfavorable purchase commitment. The Company determined that the difference between the contract prices and market prices over the term of the agreement totaled $103,660. The present value of this liability, using a discount rate of 7%, which was based on a rate for unsecured subordinated debt similar to the Company’s, was determined to be $92,417, and has been included in the loss on sale. The gross value of the MSA will be recognized as a credit to cost of revenues over the term of the MSA as the wafers are purchased and the present value discount of $11,243 will be recognized as interest expense over the same term.
     The sale of the Rousset, France manufacturing operations resulted in the substantial liquidation of the Company’s investment in its European manufacturing facilities, and accordingly, the Company recorded a gain of $97,367 related to currency translation adjustments (“CTA balance”) that was previously recorded within stockholders’ equity, as the Company concluded, based on guidance related to foreign currency, that it should similarly release all remaining related currency translation adjustments.

     Also, as part of the sale, the Company agreed to reimburse LFoundry for severance costs expected to be incurred subsequent to the sale. The Company entered into an escrow agreement in which the Company agreed to remit funds to LFoundry for the required benefits and payments to those employees who are determined to be part of the approved departure plan. The Company recorded a liability of $27,840 as a component of the loss on sale, which represents management’s best estimate of the severance amount payable under this arrangement, and which is expected to be paid by December 31, 2010.
     As part of the sale of the manufacturing operations, the Company incurred $4,746 in software/hardware and consulting costs to set up a separate, independent IT infrastructure for LFoundry. These costs were incurred based on negotiation with LFoundry, provided no benefit to the Company, and would not have been incurred if the Company was not selling the manufacturing operations. Therefore, the direct and incremental costs associated with these services were recorded as part of the loss on sale. The Company also incurred other costs related to the sale of $1,597, which included performance-based bonuses of $497 for certain employees (no executive officers were included), related to the completion of the sale of the Rousset manufacturing operations to LFoundry.
     The Company also incurred direct and incremental selling costs of $3,173, which represented broker commissions and legal fees associated with the sale to LFoundry.
     The Company has retained an equity interest in the manufacturing operations (“the entity”) sold to LFoundry which provides limited protective rights and no decision-making rights that are significant to the economic performance of the entity. The Company is an equity holder that is shielded from economic losses and does not participate fully in the entity’s residual economics, accordingly, the Company has concluded that its interest in the entity is a variable interest entity (“VIE”). A VIE must be consolidated if the Company is its primary beneficiary, which has the power to direct the activities that most significantly impact the VIE’s economic performance or the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In determining whether the Company is the primary beneficiary, it identified the significant activities and the parties that have the power to direct them, determined the equity, profit and loss participation, and reviewed the funding and operating agreements. Based on the above factors, the Company determined that it is not the primary beneficiary and hence will not consolidate the VIE. As part of the sale, the Company entered into a wafer supply agreement, an arrangement to reimburse employee severance costs that LFoundry may incur, and has leased land and a building to LFoundry. The Company’s maximum exposure related to these arrangements is not expected to be significantly in excess of the amounts recorded and it does not intend to provide any other support to the VIE, financial or otherwise.
Asset Impairment Charges
     The asset disposal group expected to be transferred to the buyer was determined as of December 31, 2009 when the Company reclassified $83,260 in long-term assets as held for sale. Following further negotiation with the buyer, the Company determined that certain assets should instead remain with the Company. As a result, the Company reclassified property and equipment to held and used in the quarter ended June 30, 2010. In connection with this reclassification, the Company assessed the fair value of these assets to be retained and concluded that the fair value of the assets was lower than its carrying value less depreciation expense that would have been recognized had the assets been continuously classified as held and used. As a result, the Company recorded an asset impairment charge of $11,922 in the second quarter of 2010, as the fair value of the assets was determined to be insignificant.
Secure Microcontroller Solutions
     In June 2010, the Company entered into a definitive agreement with INSIDE Contactless (INSIDE) for the sale of its Secure Microcontroller Solutions (SMS) business based in Rousset, France and East Kilbride, UK. Pursuant to the definitive agreement, INSIDE will pay $37,000 in cash at the closing, subject to a post-closing working capital adjustment and an additional cash consideration of up to $21,000 if certain earnout targets are met in 2010 and 2011. As part of the transaction, the Company has agreed to make a minority investment in INSIDE of approximately $4,000. The definitive agreement also provides INSIDE a royalty-based, non-exclusive license to certain business-related intellectual property in order to support the current SMS business and future product development. In addition, INSIDE will enter into a multi-year supply agreement to continue sourcing wafers from the fabrication facility in Rousset, France that the Company recently sold to LFoundry. The transaction is expected to close by the end of the third quarter of 2010, subject to certain closing conditions.
     The proposed sale of the SMS business is not expected to qualify as discontinued operations as it does not meet the requirement to be considered a component of an entity.
     The following table details the assets and liabilities within the disposal group, which are classified as held for sale on the condensed consolidated balance sheet as of June 30, 2010:

June 30,
2010
(in thousands)
Current assets
Inventory	$7,152
Other current assets	1,026

Total current assets held for sale	8,178

Non-current assets
Fixed Assets	4,862
Other assets	3,962

Total non current assets held for sale	8,824

Total assets held for sale	$17,002

Current liabilities
Accrued and other liabilities	$2,712

Total current liabilities held for sale	2,712

Pension liability	635

Total non-current liabilities held for sale	635

Total liabilities held for sale	$3,347

Note 13 RESTRUCTURING CHARGES
     The following table summarizes the activity related to the accrual for restructuring charges detailed by event in the three and six months ended June 30, 2010 and 2009.

	January 1,			Currency	March 31,			Currency	June 30,
	2010			Translation	2010			Translation	2010
	Accrual	Charges	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592	(2)
Second quarter of 2008
Employee termination costs	4	—	—	(1)	3	—	—	—	3	(1)
Third quarter of 2008
Employee termination costs	557	—	—	(37)	520	—	—	(30)	490	(1)
First quarter of 2009
Employee termination costs	—	969	(398)	—	571	11	(184)	(39)	359	(1)
Other restructuring charges	318	—	(46)	—	272	—	(45)	—	227	(1)
Second quarter of 2010	—	—	—	—	—	—		—	—
Employee termination costs	—	—	—	—	—	1,603	—	(76)	1,527	(1)

Total 2010 activity	$2,471	$969	$(444)	$(38)	$2,958	$1,614	$(229)	$(145)	$4,198

(1)	Accrued restructuring charges are classified within accrued and other liabilities on the condensed consolidated balance sheets and are expected to be paid prior to December 31, 2010.

(2)	Relates to a contractual obligation, which is currently subject to litigation.

	January 1,			Currency	March 31,			Currency	June 30,
	2009			Translation	2009	Charges/		Translation	2009
	Accrual	Charges	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2007
Other restructuring charges	218	32	(81)	(2)	167	104	(125)	12	158
Second quarter of 2008
Employee termination costs	235	42	(220)	(10)	47	4	(34)	3	20
Third quarter of 2008
Employee termination costs	17,575	226	(10,579)	(1,028)	6,194	(441)	(3,971)	125	1,907
Fouth quarter of 2008
Employee termination costs	3,438	567	(2,854)	(10)	1,141	59	(1,145)	6	61
First quarter of 2009
Employee termination costs	—	1,485	(37)	(11)	1,437	(83)	(520)	205	1,039
Second quarter of 2009
Employee termination costs	—	—	—	—	—	2,827	(2,777)	—	50

Total 2009 activity	$23,058	$2,352	$(13,771)	$(1,061)	$10,578	$2,470	$(8,572)	$351	$4,827

2010 Restructuring Charges
     In the three and six months ended June 30, 2010, the Company incurred restructuring charges of $1,614 and $2,583 consisting of the following:
•	Charges of $1,614 and $2,583 in the three and six months ended June 30, 2010, respectively, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.
2009 Restructuring Charges
     In the three and six months ended June 30, 2009, the Company continued to implement the restructuring initiatives announced in 2008 and incurred restructuring charges of $2,470 and $4,822, respectively. The charges relating to this initiative consist of the following:
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
     A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net loss	$(36,443)	$(12,407)	$(19,828)	$(8,781)

Weighted-average shares — basic	460,249	450,891	458,508	450,291
Incremental shares and share equivalents	—	—	—	—

Weighted-average shares — diluted	460,249	450,891	458,508	450,291

Net loss per share:
Basic
Net loss per share — basic	$(0.08)	$(0.03)	$(0.04)	$(0.02)

Diluted
Net loss per share — diluted	$(0.08)	$(0.03)	$(0.04)	$(0.02)

     The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands)
Employee stock options and restricted stock units outstanding	40,960	53,557	41,598	54,394
Note 15 INTEREST AND OTHER INCOME (EXPENSE), NET
     Interest and other income (expense), net, are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands)
Interest and other income	$2,078	$351	$2,585	$781
Interest expense	(1,109)	(1,759)	(2,357)	(3,545)
Foreign exchange transaction gains (losses)	1,815	(3,131)	6,898	(5,320)

Total	$2,784	$(4,539)	$7,126	$(8,084)

Note 16 SUBSEQUENT EVENT
     On August 4, 2010, the Company announced its board of directors has authorized up to $200,000 for a common stock repurchase program. The program authorizes the purchase of the Company’s common stock in the open market depending upon the market conditions and other factors. The program does not have an expiration date and the number of shares repurchased and the timing of repurchases will be based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities.

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
FORWARD LOOKING STATEMENTS
     You should read the following discussion in conjunction with our Condensed Consolidated Financial Statements and the related “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2010, our gross margins, anticipated revenues by segment, operating expenses and capital expenditures, cash flow and liquidity measures, factory utilization, charges related to and the effect of our strategic transactions, restructuring, performance restricted stock units, and other strategic efforts, particularly the potential sale of portions of our ASIC business, and our expectations regarding tax matters and the effects of exchange rates and efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A — Risk Factors, and elsewhere in this Form 10-Q. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-Q.
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
     Net revenues increased to $393 million in the three months ended June 30, 2010 from $285 million in the three months ended June 30, 2009, an increase of $108 million or 38%. Net revenues increased to $742 million in the six months ended June 30, 2010 from $556 million in the six months ended June 30, 2009, an increase of $186 million or 33%. Demand in the second quarter exceeded our forecast primarily due to stronger than expected orders for Microcontroller products. During the quarter, orders exceeded our shipments, and demand increased faster than we could supply customer orders at standard lead times. Our Microcontroller segment revenues increased 94% over revenues in the second quarter of 2009. We began ramping shipments of maXTouch microcontroller products to mobile phone customers and experienced broad strength across both our 8-bit and 32-bit Microcontroller end-markets during the second quarter of 2010.
     Gross margin rose to 40.6% and 39.5% in the three and six months ended June 30, 2010, compared to 32.3% and 33.7% in the three and six months ended June 30, 2009. Gross margins in the three and six months ended June 30, 2010 were positively impacted by higher overall shipment levels, increased production levels and factory loading at our wafer fabrication facilities, and a more favorable mix of higher margin microcontroller products included in our net revenues. We believe that gross margins will further improve during the next 12 to 18 months as we continue to increase efficiencies in internal operations and continue to shift to a more favorable product mix compared to historical results.

     We continue to take significant actions to improve operational efficiencies and further reduce costs. During the second quarter of 2010, we completed the sale of our Rousset, France wafer manufacturing operation to LFoundry GmbH. Under the terms of the agreement, we transferred manufacturing assets and employment obligations to the buyer in return for nominal cash consideration. In connection with the sale, we entered into certain other ancillary agreements, including a Manufacturing Services Agreement (“MSA”) in which we will purchase wafers from LFoundry for four years following the closing on a “take-or-pay” basis. Upon closing of this transaction, we recorded a loss on sale of $94 million in connection with certain costs and fees. As future wafer purchases under the supply agreement are negotiated at pricing above their fair value, we have recorded a charge to recognize the present value of the estimated impact of this unfavorable commitment over the term of the contract. The sale of the Rousset manufacturing operation marks a significant step in Atmel’s transformation to a “fab-lite” supply chain structure with lower fixed costs, less capital investment risk, and lower foreign exchange rate exposure. Our analysis indicated that the difference between the contract prices and market prices over the term of the agreement totaled $104 million, and when present value is considered, the fair value of the fixed price agreement resulted in a charge of $92 million, recorded in the second quarter of 2010. The gross value of the MSA will be recognized as a credit to cost of revenues over the term of the MSA as the wafers are purchased and the present value discount of $11 million will be recognized as other interest expense over the same term.
     In June 2010, we entered into a definitive agreement with INSIDE Contactless (INSIDE) for the sale of our Secure Microcontroller Solutions (SMS) business based in Rousset, France and East Kilbride, UK. Pursuant to the definitive agreement, INSIDE will pay $37 million in cash at the closing, subject to a post-closing working capital adjustment and an additional cash consideration of up to $21 million if certain earnout targets are met in 2010 and 2011. The transaction is expected to close by the end of the third quarter of 2010, subject to certain closing conditions. As a result of the definitive agreement, the assets and liabilities related to SMS business operations were classified as held for sale as of June 30, 2010.
     In the three and six months ended June 30, 2010, we also incurred $2 million and $3 million, respectively, and in the three and six months ended June 30, 2009, we incurred $2 million and $5 million, respectively, in restructuring charges related to headcount reductions and facility closure costs, primarily related to broad restructuring and cost reduction efforts in our French operations.
     Benefit from income taxes totaled $40 million and $37 million in the three and six months ended June 30, 2010, respectively, compared to a benefit for income taxes of $10 and $37 million in the three and six months ended June 30, 2009, respectively. The tax benefit recorded in the three and six months ended June 30, 2010, primarily relates to discrete tax events resulting from the sale of our Rousset, France water manufacturing facilities. The tax benefit recorded in the three and six months ended June 30, 2009 resulted primarily from recognition of refundable R&D credits related to prior years.
     Cash provided by operating activities totaled $120 million and $7 million in the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, our cash, cash equivalents and short-term investments totaled $552 million, compared to $476 million at December 31, 2009. Payments for capital expenditures totaled $28 million in the six months ended June 30, 2010, compared to $7 million in the six months ended June 30, 2009. On August 4, 2010 we announced that our Board of Directors authorized the repurchase of up to $200 million of our common stock in direct open market purchases.
RESULTS OF CONTINUING OPERATIONS

	Three Months Ended				Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
	(in thousands, except percentage of net revenues)
Net revenues	$393,361	100.0%	$284,542	100.0%	$741,910	100.0%	$556,035	100.0%
Gross profit	159,646	40.6%	91,824	32.3%	293,420	39.5%	187,229	33.7%
Research and development	62,343	15.8%	52,186	18.3%	120,387	16.2%	104,743	18.8%
Selling, general and administrative	67,187	17.1%	50,882	17.9%	128,668	17.3%	105,800	19.0%
Acquisition-related charges (credits)	1,167	0.3%	3,642	1.3%	(734)	-0.1%	9,141	1.6%
Charges for grant repayments	246	0.1%	249	0.1%	511	0.1%	1,014	0.2%
Restructuring charges	1,614	0.4%	2,470	0.9%	2,583	0.3%	4,822	0.9%
Asset impairment charges	11,922	3.0%	—	—	11,922	1.6%	—	—
Loss (gain) on sale of assets	94,052	23.9%	—	—	94,052	12.7%	(164)	0.0%

Loss from operations	$(78,885)	-20.1%	$(17,605)	-6.2%	$(63,969)	-8.6%	$(38,127)	-6.9%

Net Revenues
     Net revenues increased to $393 million in the three months ended June 30, 2010 from $285 million in the three months ended June 30, 2009, an increase of $108 million or 38%. Net revenues increased to $742 million in the six months ended June 30, 2010 from $556 million in the six months ended June 30, 2009, an increase of $186 million or 33%. Demand in the second quarter exceeded our forecast primarily due to stronger than expected orders for Microcontroller products. Our Microcontroller segment revenues increased 94% over revenues in the second quarter of 2009. We began ramping shipments of maXTouch microcontroller products to mobile phone customers and experienced broad strength across both our 8-bit and 32-bit Microcontroller end-markets during the second quarter of 2010.
     Average exchange rates utilized to translate foreign currency revenues and expenses in Euro were approximately 1.31 and 1.33 Euro to the dollar in the three months ended June 30, 2010 and 2009, respectively, and 1.36 and 1.33 Euro to the dollar in the six months ended June 30, 2010 and 2009, respectively. Our net revenues for the three months ended June 30, 2010 would have been approximately $2 million higher had the average exchange rate in the current quarter remained the same as the rate in effect in the three months ended June 30, 2009. Our net revenues for the six months ended June 30, 2010 would have been approximately $3 million lower had the average exchange rate in the current six months remained the same as the rate in effect in the six months ended June 30, 2009.
Net Revenues — By Operating Segment
     Our net revenues by operating segment are summarized as follows:

	Three Months Ended
	June 30,	June 30,
	2010	2009	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$197,601	$101,613	$95,988	94%
Nonvolatile Memory	73,554	69,338	4,216	6%
RF and Automotive	45,282	35,385	9,897	28%
ASIC	76,924	78,206	(1,282)	-2%

Total net revenues	$393,361	$284,542	$108,819	38%

	Six Months Ended
	June 30,	June 30,
	2010	2009	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$348,508	$198,660	$149,848	75%
Nonvolatile Memory	151,054	133,165	17,889	13%
RF and Automotive	91,755	67,972	23,783	35%
ASIC	150,593	156,238	(5,645)	-4%

Total net revenues	$741,910	$556,035	$185,875	33%

Microcontroller
     Microcontroller segment net revenues increased 94% to $198 million in the three months ended June 30, 2010 from $102 million in the three months ended June 30, 2009. Microcontroller segment net revenues increased 75% to $349 million in the six months ended June 30, 2010 from $199 million in the six months ended June 30, 2009. The increase in net revenues was primarily related to increased demand from customers for 8-bit and 32-bit microcontrollers which increased 74% and 90%, respectively, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009 and increased 59% and 91%, respectively, in the six months ended June 30, 2010, compared to the six months ended June 30, 2009. Microcontroller demand was especially strong in the industrial, smart energy and consumer sectors during both the three and six months ended June 30, 2010. Revenue also increased for our touch products, as we began ramping shipments of our new maXTouch product line of Touch screen-related microcontrollers primarily to mobile phone customers, which is included within the 8-bit Microcontroller family. We now expect our touch product revenue to exceed $100 million for the year ended December 31, 2010. During the quarter, orders exceeded our shipments, and demand increased faster than we could supply customer orders at standard lead times. As a result, we expect to increase shipments for these products over the next several quarters to fulfill increased customer demand.
     In the three and six months ended June 30, 2010, our Microcontrollers operating profit was $24 million and $36 million, respectively, compared to operating loss of $(3) million and $(4) million in the three and six months ended June 30, 2009, respectively.
Nonvolatile Memory
     Nonvolatile memory segment net revenues increased 6% to $74 million in the three months ended June 30, 2010 from $69 million in the three months ended June 30, 2009. Nonvolatile memory segment net revenues increased 13% to $151 million in the six months ended June 30, 2010 from $133 million in the six months ended June 30, 2009. The increase in net revenues was primarily related to higher pricing for Serial Flash and Bios Flash memory products which increased 32% and 44%, compared to the three and six months ended June 30, 2009, respectively. This increase was somewhat offset by lower shipments of Serial EE memory products, where demand remains strong, but supply chain constraints limited available supply.
     In the three and six months ended June 30, 2010, our Nonvolatile Memories operating profit was $8 million and $12 million, respectively, compared to operating loss of $(1) million in the three months ended June 30, 2009 and operating profit of $3 million in the six months ended June 30, 2009.
RF and Automotive
     RF and Automotive segment net revenues increased 28% to $45 million in the three months ended June 30, 2010 from $35 million in the three months ended June 30, 2009. RF and Automotive segment net revenues increased 35% to $92 million in the six months ended June 30, 2010 from $68 million in the six months ended June 30, 2009. The increase in net revenues was primarily related to resumption of demand in automotive markets. Our high voltage products increased 41% over the prior year, driven by higher shipments for vehicle networking products (LIN/IVN applications). This increase was somewhat offset by lower shipments to IR receiver markets as well as the impact of foreign exchange rates (primarily the euro) on shipments to European based automotive customers compared to prior periods.
     In the three and six months ended June 30, 2010, our RF and Automotive operating profit was $3 million and $2 million, respectively, compared to operating loss of $(4) million and $(5) million in the three and six months ended June 30, 2009, respectively.
ASIC
     ASIC segment net revenues decreased 2% to $77 million in the three months ended June 30, 2010 from $78 million in the three months ended June 30, 2009. ASIC segment net revenues decreased 4% to $151 million in the six months ended June 30, 2010 from $156 million in the six months ended June 30, 2009. ASIC segment net revenues decreased primarily due to reduced SmartCard shipments of $1 million and $6 million related to lower shipments to telecom markets, where we are refocusing our efforts on higher margin secure-banking identification and system solution end-markets. Net revenues for our CASP business also declined $3 million and $11 million in the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009 due to weakness in European consumer markets. These decreases were offset in part by increases in our Embedded Crypto products of $3 million and $7 million in the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009 as a result of strength in PC peripheral end markets. The Aerospace business remained flat compared to prior periods. Orders remain strong, though we remain supply-chain constrained due to very specialized requirements.
     In the three and six months ended June 30, 2010, our ASIC operating loss was $(5) million and $(6) million, respectively, compared to operating loss of $(3) million and $(17) million in the three and six months ended June 30, 2009, respectively.
Net Revenues by Geographic Area
     Our net revenues by geographic areas in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 are summarized as follows (revenues are attributed to countries based on delivery locations; see Note 11 of Notes to Condensed Consolidated Financial Statements for further discussion):

	Three Months Ended
	June 30,	June 30,
	2010	2009	Change	% Change
	(in thousands, except for percentages)
Europe	$110,277	$87,669	$22,608	26%
Asia	212,912	143,215	69,697	49%
United States	63,363	49,721	13,642	27%
Other*	6,809	3,937	2,872	73%

Total net revenues	$393,361	$284,542	$108,819	38%

	Six Months Ended
	June 30,	June 30,
	2010	2009	Change	% Change
	(in thousands, except for percentages)
Europe	$220,940	$176,442	$44,498	25%
Asia	382,919	272,935	109,984	40%
United States	125,384	98,418	26,966	27%
Other*	12,667	8,240	4,427	54%

Total net revenues	$741,910	$556,035	$185,875	33%

*	Primarily includes South Africa, and Central and South America
     Net revenues outside the United States accounted for 84% and 83% of our net revenues in the three and six months ended June 30, 2010, compared to 83% and 82% in the three and six months ended June 30, 2009.
     Our net revenues in Europe increased $23 million, or 26% in the three months ended June 30, 2010, compared to the three months ended June 30, 2009, and increased by $44 million, or 25% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 for the region was primarily a result of the improved automotive and aerospace markets, offset in part by declining demand in Smart Card and CBIC products when compared to the three and six months ended June 30, 2009.
     Our net revenues in Asia increased $70 million, or 49%, in the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009, and increased by $110 million, or 40% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 for the region was primarily due to higher shipments of memory and microcontroller products as a result of improved demand in customer end markets for mobile phone and consumer-based products. Our net revenues in Asia in the three and six months ended June 30, 2010 was also favorably impacted by the recognition of previously deferred revenue related to certain Asian distributors.
     Our net revenues in the United States increased by $14 million, or 27%, in the three months ended June 30, 2010, compared to the three months ended June 30, 2009, and increased by $27 million, or 27% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in the three and six months ended June 30, 2010 from the three and six months ended June 30, 2009 for the region was primarily a result of higher microcontroller and crypto products shipments.
Revenues and Costs — Impact from Changes to Foreign Exchange Rates
     Changes in foreign exchange rates have had a significant impact on our net revenues and operating costs. Net revenues denominated in foreign currencies were 19% and 25% of our total net revenues in the three months ended June 30, 2010 and 2009, respectively, and 20% and 24% of our total net revenues in the six months ended June 30, 2010 and 2009, respectively. Costs denominated in foreign currencies were 35% and 39% of our total costs in the three months ended June 30, 2010 and 2009, respectively, and 35% and 41% of our total costs in the six months ended June 30, 2010 and 2009, respectively.
     Net revenues denominated in Euro were 19% and 24% in the three months ended June 30, 2010 and 2009, respectively, and 20% and 23% in the six months ended June 30, 2010 and 2009, respectively. Costs denominated in Euro were 31% and 35% of our total costs in the three months ended June 30, 2010 and 2009, respectively and 31% and 37% and six months ended June 30, 2010 and 2009, respectively.

     Net revenues included 56 million Euro and 50 million Euro in the three months ended June 30, 2010 and 2009, respectively and 109 million in Euro and 98 million Euro in the six months ended June 30, 2010 and 2009, respectively. Operating expenses included 80 million Euro and 78 million Euro in the three months ended June 30, 2010 and 2009, respectively, and 161 million Euro and 160 million Euro in the six months ended June 30, 2010 and 2009, respectively.
     Average exchange rates utilized to translate foreign currency revenues and expenses in Euro were approximately 1.31 and 1.33 Euro to the dollar in the three months ended June 30, 2010 and 2009, respectively, and 1.36 and 1.33 Euro to the dollar in the six months ended June 30, 2010 and 2009.
     In the three months ended June 30, 2010, changes in foreign exchange rates had minimal impact to our operating results. Our net revenues for the three months ended June 30, 2010 would have been approximately $2 million higher had the average exchange rate in the current quarter remained the same as the rate in effect in the three months ended June 30, 2009. In addition, in the three months ended June 30, 2010 our operating expenses would have been approximately $1 million higher (relating to an increase in cost of revenues of $1 million; an increase in research and development expenses of $0.2 million; and an increase in sales, general and administrative expenses of $0.1 million). Therefore, our loss from operations in the three months ended June 30, 2010 would have been approximately $0.2 million higher had exchange rates in the three months ended June 30, 2010 remained unchanged from the three months ended June 30, 2009. There can be no assurance that we will not experience an unfavorable impact to revenues, gross margins, or operating results due to changes in foreign exchanges rates in future periods.
     In the six months ended June 30, 2010, changes in foreign exchange rates had a favorable impact to our operating results. Our net revenues for the six months ended June 30, 2010 would have been approximately $3 million lower had the average exchange rate in the current six-month period remained the same as the rate in effect in the six months ended June 30, 2009. However, in the six months ended June 30, 2010 our operating expenses would have been approximately $8 million lower (relating to a decrease in cost of revenues of $4 million; a decrease in research and development expenses of $3 million; and a decrease in sales, general and administrative expenses of $1 million). Therefore, our loss from operations in the six months ended June 30, 2010 would have been approximately $5 million higher had exchange rates in the six months ended June 30, 2010 remained unchanged from the six months ended June 30, 2009. We may take actions in the future to reduce our exposure to exchange rate fluctuations. However, there can be no assurance that we will be able to reduce the exposure to additional unfavorable changes to exchanges rates and the results on gross margin.
Cost of Revenues and Gross Margin
     Gross margin rose to 40.6% in the three months ended June 30, 2010, compared to 32.3% in the three months ended June 30, 2009. Gross margin rose to 39.5% in the six months ended June 30, 2010, compared to 33.7% in the six months ended June 30, 2009. Gross margins in the three and six months ended June 30, 2010 were positively impacted by higher overall shipment levels, increased production levels and factory loading at our wafer fabrication facilities, and a more favorable mix of higher margin microcontroller products included in our net revenues. We believe that gross margins will further improve during the next 12 to 18 months, as we continue to increase efficiencies in internal operations and continue to shift to a more favorable product mix compared to historical results.
     In the six months ended June 30, 2010, we manufactured approximately 86% of our products in our own wafer fabrication facilities compared to 89% in the six months ended June 30, 2009.
     Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves, royalty expense, freight costs and stock compensation expense. Our gross margin as a percentage of net revenues fluctuates depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.
Research and Development
     Research and development (“R&D”) expenses increased 19%, or $10 million, to $62 million in the three months ended June 30, 2010 from $52 million in the three months ended June 30, 2009. R&D expenses increased 15%, or $16 million, to $120 million in the six months ended June 30, 2010 from $105 million in the six months ended June 30, 2009.
     R&D expenses in the three months ended June 30, 2010, compared to the three months ended June 30, 2009, increased primarily due to increased headcount for new product development of $3 million, increases in stock-based compensation of $4 million (primarily due to performance-based restricted stock units), mask spending of $2 million and depreciation expenses of $1 million. R&D expenses in the six months ended June 30, 2010, compared to the six months ended June 30, 2009, increased primarily due to increased headcount for new product development of $11 million, stock-based compensation of $4 million (primarily due to performance-based restricted stock units) and depreciation expenses of $2 million.
     R&D expenses, including items described above, in the three and six months ended June 30, 2010, were unfavorably impacted by approximately $0.2 million and favorably impacted by $3 million, respectively, due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred in the three and six months ended June 30, 2009. As a percentage of net revenues, R&D expenses totaled 16% and 18% in the three months ended June 30, 2010 and 2009, respectively, and 16% and 19% in the six months ended June 30, 2010 and 2009, respectively.
     We receive R&D grants from various European research organizations, the benefit of which is recognized as an offset to related research and development costs. We recognized benefits of $1 million and $3 million in the three months ended June 30, 2010 and 2009, respectively and $3 million and $6 million in the six months ended June 30, 2010 and 2009, respectively.
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
Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses increased 32%, or $16 million, to $67 million in the three months ended June 30, 2010 from $51 million in the three months ended June 30, 2009. SG&A expenses increased 22%, or $23 million, to $129 million in the six months ended June 30, 2010 from $106 million in the six months ended June 30, 2009.
     SG&A expenses in the three months ended June 30, 2010, compared to the three months ended June 30, 2009, increased primarily due to increased employee-related costs of $6 million, increases in stock-based compensation of $10 million (primarily due to performance-based restricted stock units) and outside services of $2 million. SG&A expenses in the six months ended June 30, 2010, compared to the six months ended June 30, 2009, increased primarily due to increased employee-related costs of $7 million, increases in stock-based compensation of $14 million and outside services of $3 million.
     SG&A expenses, including items described above, in the three and six months ended June 30, 2010, were unfavorably impacted by approximately $0.1 million and favorably impacted by $1 million, respectively, due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred in the three and six months ended June 30, 2009.
     As a percentage of net revenues, SG&A expenses totaled 17% and 18% of net revenues in the three months ended June 30, 2010 and 2009, respectively, and 17% and 19% in the six months ended June 30, 2010 and 2009, respectively.
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
     The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchases in the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands)
Cost of revenues	$2,187	$899	$3,864	$2,095
Research and development	6,301	2,795	9,585	5,457
Selling, general and administrative	13,162	2,718	18,173	4,242

Total stock-based compensation expense, before income taxes	21,650	6,412	31,622	11,794
Tax benefit	—	—	—	—

Total stock-based compensation expense, net of income taxes	$21,650	$6,412	$31,622	$11,794

     The table above excluded stock-based compensation expense (credit) of $0 and $2 million in the three months ended June 30, 2010 and 2009, respectively, and $(3) million and $4 million in the six months ended June 30, 2010 and 2009, respectively, for former Quantum executives related to the acquisition, which are classified within acquisition-related charges (credits) in the condensed consolidated statements of operations.
     We have issued performance-based restricted stock units to eligible employees for a maximum of 9 million shares of our common stock under the 2005 Stock Plan. These restricted stock units vest on a graded scale, only if we achieve certain quarterly operating margin performance criteria over the performance period of July 1, 2008 to December 31, 2012. In June 2009, the performance period was extended by one additional year to December 31, 2012 which was considered a modification to the performance-based restricted stock units. In the six months ended June 30, 2010, we issued additional performance-based restricted stock units to eligible employees for a maximum of 0.1 million shares of our common stock. In each of the three and six months ended June 30, 2010, we issued additional performance-based restricted stock units to eligible employees for a maximum of 0.3 million shares of our common stock. Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. We recognize the stock-based compensation expense for our performance-based restricted stock units when we believe it is probable that we will achieve the performance criteria. The awards vest once the performance criteria are met. If the performance goals are unlikely to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. In the three months ended June 30, 2010, as a result of significant improvements in our current and forecast operating results and customer order status, we revised our estimates of our ability to meet the performance plan criteria, such that they will be achieved earlier than previously estimated and at a higher vesting level. As a result, in the three months ended June 30, 2010, we recognized a cumulative adjustment to stock-based compensation expense for the portion of performance-based restricted stock units related to service through March 31, 2010 totaling $9 million. We recorded total stock-based compensation expense related to performance-based restricted stock units of $14 million and $15 million in the three and six months ended June 30, 2010, respectively.
Charges for Grant Repayments
     In each of the three months ended June 30, 2010 and 2009, we recorded accrued interest of $0.2 million. In the six months ended June 30, 2010 and 2009, we recorded accrued interest of $0.5 million and $1 million, respectively. These charges are primarily related to interest on estimated grant repayment requirements for our former Greece facility and are recorded as charges for grant repayments on the condensed consolidated statements of operations.
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
Acquisition-Related Charges
     We recorded total acquisition-related charges (credits) of $1 million and $4 million in the three months ended June 30, 2010 and 2009, respectively, and $(1) million and $9 million in the six months ended June 30, 2010 and 2009, respectively, related to the acquisition of Quantum, which is comprised of the following components:

     We recorded amortization of intangible assets of $1 million and $1 million in the three months ended June 30, 2010 and 2009, respectively, and $2 million and $3 million in the six months ended June 30, 2010 and 2009, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog.
     We recorded no stock based compensation expense for the three months ended June 30, 2010. We recorded stock-based compensation expense of $2 million in the three months ended June 30, 2009. We recorded a stock based compensation credit of ($3) million and an expense of $4 million in the six months ended June 30, 2010 and 2009, respectively. These assets are amortized over three to five years.
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
Loss on Sale of Assets
     On June 23, 2010, we completed the sale of our manufacturing operations in Rousset, France to LFoundry GmbH (“LFoundry”). Under the terms of the agreement, we transferred manufacturing assets and employee liabilities to the buyer in return for nominal cash consideration. In connection with the sale, we entered into certain other ancillary agreements, including a Manufacturing Services Agreement (“MSA”) in which we will purchase wafers from LFoundry for four years following the closing on a “take-or-pay” basis. Upon closing of this transaction, we recorded a loss on sale of $94 million which is summarized in the following table:

(in thousands)
Net assets transferred, including working capital adjustment	$61,646
Fair value of the MSA	92,417
Release of currency translation adjustment	(97,367)
Severance cost liability	27,840
Selling costs	3,173
Other related costs	6,343

Loss on Sale of Assets	$94,052

     In connection with the sale of the manufacturing operations, we transferred assets and liabilities specific to the manufacturing operations totaling $62 million to LFoundry, resulting in a working capital adjustment to be received from LFoundry of $3 million.
     As future wafer purchases under the MSA were negotiated at pricing above their fair value when compared to current pricing available from third-party foundries, we recorded a liability in conjunction with the sale, representing the present value of the unfavorable purchase commitment. We determined that the difference between the contract prices and market prices over the term of the agreement totaled $104 million. The present value of this liability, using a discount rate of 7%, which was based on a rate for unsecured subordinated debt similar to ours, was determined to be $92 million, and has been included in the loss on sale. The gross value of the MSA will be recognized as a credit to cost of revenues over the term of the MSA as the wafers are purchased and the present value discount of $11 million will be recognized as interest expense over the same term.
     The sale of the Rousset, France manufacturing operations resulted in the substantial liquidation of our investment in our European manufacturing facilities, and accordingly, we recorded a gain of $97 million related to currency translation adjustments (“CTA balance”) that was previously recorded within stockholders’ equity, as we concluded, based on guidance related to foreign currency, that we should similarly release all remaining related currency translation adjustments.
     Also, as part of the sale, we agreed to reimburse LFoundry for severance costs expected to be incurred subsequent to the sale. We entered into an escrow agreement in which we agreed to remit funds to LFoundry for the required benefits and payments to those employees who are determined to be part of the approved departure plan. We recorded a liability of $28 million as a component of the loss on sale, which represents our best estimate of the severance amount payable under this arrangement, and which is expected to be paid by December 31, 2010.

     As part of the sale of the manufacturing operations, we incurred $5 million in software/hardware and consulting costs to set up a separate, independent IT infrastructure for LFoundry. These costs were incurred based on negotiation with LFoundry, provided no benefit to us, and would not have been incurred if we were not selling the manufacturing operations. Therefore, the direct and incremental costs associated with these services were recorded as part of the loss on sale. We also incurred other costs related to the sale of $2 million, which included performance-based bonuses of $0.5 million for certain employees (no executive officers were included), related to the completion of the sale of the Rousset manufacturing operations to LFoundry.
     We also incurred direct and incremental selling costs of $3 million, which represented broker commissions and legal fees associated with the sale to LFoundry.
Asset Impairment Charges
     The asset disposal group expected to be transferred to the buyer was determined as of December 31, 2009 when we reclassified $83 million in long term assets as held for sale. Following further negotiation with the buyer, we determined that certain assets should instead remain with us. As a result, we reclassified $12 million of property and equipment to held and used in the quarter ended June 30, 2010. In connection with this reclassification, we assessed the fair value of these assets to be retained and concluded that the fair value of the assets was lower than its carrying value less depreciation expense that would have been recognized had the assets been continuously classified as held and used. As a result, we recorded an asset impairment charge of $12 million in the second quarter of 2010.
Restructuring Charges
     The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three and six months ended June 30, 2010 and 2009:

	January 1,			Currency	March 31,			Currency	June 30,
	2010			Translation	2010			Translation	2010
	Accrual	Charges	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual

	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592
Second quarter of 2008
Employee termination costs	4	—	—	(1)	3	—	—	—	3
Third quarter of 2008
Employee termination costs	557	—	—	(37)	520	—	—	(30)	490
First quarter of 2009
Employee termination costs	—	969	(398)	—	571	11	(184)	(39)	359
Other restructuring charges	318	—	(46)	—	272	—	(45)	—	227
Second quarter of 2010		—	—	—	—	—	—	—	—
Employee termination costs	—	—	—	—	—	1,603	—	(76)	1,527

Total 2010 activity	$2,471	$969	$(444)	$(38)	$2,958	$1,614	$(229)	$(145)	$4,198

	January 1,			Currency	March 31,			Currency	June 30,
	2009			Translation	2009	Charges/		Translation	2009
	Accrual	Charges	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual

	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2007
Other restructuring charges	218	32	(81)	(2)	167	104	(125)	12	158
Second quarter of 2008
Employee termination costs	235	42	(220)	(10)	47	4	(34)	3	20
Third quarter of 2008
Employee termination costs	17,575	226	(10,579)	(1,028)	6,194	(441)	(3,971)	125	1,907
Fouth quarter of 2008
Employee termination costs	3,438	567	(2,854)	(10)	1,141	59	(1,145)	6	61
First quarter of 2009
Employee termination costs	—	1,485	(37)	(11)	1,437	(83)	(520)	205	1,039
Second quarter of 2009
Employee termination costs	—	—	—	—	—	2,827	(2,777)	—	50

Total 2009 activity	$23,058	$2,352	$(13,771)	$(1,061)	$10,578	$2,470	$(8,572)	$351	$4,827

2010 Restructuring Charges
     In the three and six months ended June 30, 2010, we incurred restructuring charges of $2 million and $3 million consisting of the following:
•	Charges of $2 million and $3 million in the three and six months ended June 30, 2010 related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.
2009 Restructuring Charges
     In the three and six months ended June 30, 2009, we continued to implement the restructuring initiatives announced in 2008 and incurred restructuring charges of $2 million and $5 million, respectively. The charges relating to this initiative consist of the following:
•	Net charges of $2 million and $5 million in the three and six months ended June 30, 2009, respectively, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.
•	Charges of $0.1 million in both the three and six months ended June 30, 2009 related to facility closure costs.
Interest and Other Income (Expense), Net
     Interest and other income (expense), net, was an income of $3 million in the three months ended June 30, 2010, compared to an expense of $5 million in the three months ended June 30, 2009, and an income of $7 million in the six months ended June 30, 2010, compared to an expense of $8 million in the six months ended June 30, 2009. The change to an income in the three months ended June 30, 2010 from an expense in the three months ended June 30, 2009 as well as an income in the six months ended June 30, 2010 from an expense in the six months ended June 30, 2009 was primarily due to the favorable impact of $5 million and $12 million, respectively, from foreign exchange exposures from intercompany balances between our subsidiaries. Interest and other income (expense), net in the three and six months ended June 30, 2010 was also favorably impacted by a realized gain of $2 million for the sale of short-term investments in the second quarter of 2010. However, we continue to have balances in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future.
Benefit from Income Taxes
     For interim periods, the provision for income taxes is determined using the annual effective tax rate method which excludes entities that are not expected to realize tax benefits from certain operating losses and excludes the impact of discrete tax events during the period.

during the quarter. As a result, our provision for income taxes, excluding discrete events, is at a higher consolidated effective rate than would have resulted if all entities were profitable or if losses from excluded entities produced realizable tax benefits.
     In the three and six months ended June 30, 2010, we recorded an income tax benefit of $40 million and $37 million, respectively. The benefits primarily related to a net discrete income tax benefit of $44 million recorded in the three months ended June 30, 2010, associated with the sale of our wafer manufacturing operations in Rousset, France, as we determined that this benefit will more likely than not be realized in current and future periods. In the three and six months ended June 30, 2009, we recorded an income tax benefit of $10 million and $37 million, respectively.
     These benefits also reflected the recognition of certain refundable R&D credits of $0.3 million and $2 million in the three and six months ended June 30, 2010 and $3 million and $29 million in the three and six months ended June 30, 2009, respectively. The receipt of these refundable R&D credits was not dependent on the existence of taxable income. For the six months ended June 30, 2009, we received refunds related to prior years and were able to recognize the tax benefit as a result of tax law changes and the expiration of statutes of limitations.
     On January 1, 2007, we adopted the accounting standard related to uncertain income tax provisions. Under the accounting standard, the impact of an uncertain income tax position on income tax expense must be evaluated based on its technical merits and likelihood of being sustained upon review by the applicable taxing authority. At June 30, 2010 and December 31, 2009, we had $187 million and $183 million of unrecognized tax benefits, respectively.
     Included within long-term liabilities at June 30, 2010 and December 31, 2009 were income taxes payable totaling $121 million and $116 million, respectively.
     We believe that it is reasonably possible that the IRS audit and the audits in foreign jurisdictions may be resolved and/or there will be an expiration of the statute of limitations within the next twelve months, which could result in the potential recognition of unrecognized tax benefits within the next twelve months of up to $152 million, including tax, interest and penalties.
Liquidity and Capital Resources
     At June 30, 2010, we had $552 million of cash, cash equivalents and short-term investments, compared to $476 million at December 31, 2009. Our current ratio, calculated as total current assets divided by total current liabilities, was 2.20 at June 30, 2010, compared to 2.49 at December 31, 2009. We reduced our short-term and long-term debt obligations to $84 million at June 30, 2010 from $95 million at December 31, 2009. Working capital, calculated as total current assets less total current liabilities, decreased to $575 million at June 30, 2010, compared to $596 million at December 31, 2009. Cash provided by operating activities totaled $120 million and $7 million in the six months ended June 30, 2010 and 2009, respectively, and capital expenditures totaled $28 million and $7 million in the six months ended June 30, 2010 and 2009, respectively.
     Approximately $5 million of our investment portfolio at June 30, 2010 and December 31, 2009 was invested in auction-rate securities. In the six months ended June 30, 2010 approximately $0.2 million of auction-rate securities were redeemed at par value. Approximately $2 million of our auction-rate securities are classified as long-term investments within other assets on the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, as they are not expected to be liquidated within the next twelve months. In October 2008, we accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase our remaining eligible auction-rate securities of $3 million at par value at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, we sold these auction-rate securities to UBS at par value of $3 million on July 1, 2010.
Operating Activities
     Net cash provided by operating activities was $120 million in the six months ended June 30, 2010, compared to $7 million in the six months ended June 30, 2009. Net cash provided by operating activities in the six months ended June 30, 2010 was primarily due to improved operating results, adjusting the six months ended net loss of $20 million to exclude asset impairment charges of $12 million, certain non-cash depreciation and amortization charges of $32 million, stock-based compensation charges of $29 million, and $33 million related to the non-cash portion of loss on sale related to the sale of Rousset, France manufacturing operations. In addition, operating cash flows were increased by reduced inventories of $17 million.

     Accounts receivable increased by 10% or $19 million to $213 million at June 30, 2010, from $194 million at December 31, 2009. The average days of accounts receivable outstanding (“DSO”) decreased to 49 days at June 30, 2010 from 51 days at December 31, 2009. Our accounts receivable and DSO were primarily impacted by higher revenue levels and uneven shipment linearity during the quarter.
     Decrease in inventories provided $17 million of operating cash flows in the six months ended June 30, 2010, compared to $30 million in the six months ended June 30, 2009. Our days of inventory (including inventory classified as current assets held for sale) decreased to 80 days at June 30, 2010 from 102 days at December 31, 2009, primarily due to increased shipment levels experienced during the first half of 2010. Inventories consist of raw wafers, purchased specialty wafers, work-in-process and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.
     In the six months ended June 30, 2010 and 2009, we made cash payments of $4 million and $11 million, respectively to former Quantum employees in connection with contingent employment arrangements resulting from the acquisition in 2008. We also received cash payments of $6 million related to litigation-related insurance settlements that were recorded as a reduction of operating expenses in the six months ended June 30, 2010.
Investing Activities
     Net cash used in investing activities was $17 million in the six months ended June 30, 2010, compared to $12 million in the six months ended June 30, 2009. In the six months ended June 30, 2010, we paid $28 million for acquisitions of fixed assets and $2 million for intangible assets, offset in part by net proceeds of $13 million from the sale of short-term investments. In the six months ended June 30, 2009, we paid approximately $3 million related to contingent consideration earned by a former Quantum employee, $7 million for acquisitions of fixed assets and $4 million for intangible assets, offset in part by net proceeds of $4 million for the sale of short-term investments.
Financing Activities
     Net cash used in financing activities was $7 million in the six months ended June 30, 2010, compared to $23 million in the six months ended June 30, 2009. We continued to reduce debt, with repayments of principal balances on our capital leases totaling $11 million in the six months ended June 30, 2010 (primarily related to our real property in Rousset, France), compared to $27 million in the six months ended June 30, 2009 for capital leases. Net proceeds from the issuance of common stock totaled $6 million and $5 million in the six months ended June 30, 2010 and 2009, respectively.
     We believe our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, available equipment lease financing, and other short-term and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.
     During the next twelve months, we expect our operations to generate positive cash flow. However, a portion of cash may be used to further repay debt, make capital investments or satisfy restructuring commitments or repurchase of our common stock. We expect that we will have sufficient cash from operations and financing sources to satisfy all debt obligations. We made $28 million in cash payments for capital equipment in the six months ended June 30, 2010, and we expect total cash payments for capital expenditures of $80 million to $90 million in 2010. Debt obligations outstanding at June 30, 2010, which are classified as short-term, totaled $80 million. We paid $11 million to reduce debt in the six months ended June 30, 2010. We paid $1 million in restructuring payments, primarily for employee severance in the six months ended June 30, 2010. We expect to pay out approximately $32 million in further restructuring and fab-sale related payments during the remainder of 2010. During 2010 and future years, our capacity to make necessary capital investments or strategic acquisitions will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary. In the event that we cannot obtain adequate financing due to credit market conditions or must pay down our $80 million in a line of credit, we believe we have sufficient working capital funds due to the $552 million in cash, cash equivalents and short-term investments we held as of June 30, 2010 together with expected future cash flows from operations, which amounted to $120 million for the six months ended June 30, 2010.
     On March 15, 2006, we entered into a five-year asset-backed credit facility for up to $165 million (subsequently reduced to $125 million on November 6, 2009) with certain European lenders. This facility is secured by our non-U.S. trade receivables. The eligible non-US trade receivables were $104 million at June 30, 2010, of which the amount outstanding under this facility was $80 million at June 30, 2010. Borrowings under the facility bear interest at LIBOR plus 2% per annum (approximately 2.34% based on the one month LIBOR at June 30, 2010), while the undrawn portion is subject to a commitment fee of 0.375% per annum. The outstanding balance is subject to repayment in full on the last day of its interest period (every two months). The terms of the facility subject us to certain financial and other covenants and cross-default provisions. We were not in compliance with a financial covenant (i.e. fixed charge ratio) as of June 30, 2010. We obtained a waiver of such failure to comply on August 3, 2010. Commitment fees and amortization of up-front fees paid related to the facility in the three months ended June 30, 2010 and 2009 totaled $0.2 million and $0.2 million, respectively, and $0.5 million and $0.5 million in the six months ended June 30, 2010 and 2009, respectively, and are included in interest and other income (expense), net, in the condensed consolidated statements of operations.
     There were no material changes in our contractual obligations and rights outside of the ordinary course of business or other material changes in our financial condition in the six months ended June 30, 2010 to those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on March 1, 2010.
Contractual Obligations
     The following table describes new material commitments to settle contractual obligations in cash as of June 30, 2010 (see Note 8 of Notes to Condensed Consolidated Financial Statements for further discussion):

	Payments Due by Period
	Less than	1-3	3-5
Contractual Obligations:	1 Year	Years	Years	Total
	(in thousands)
Manufacturing supply agreement with LFoundry	$157,153	$233,060	$57,765	$447,978
Off-Balance Sheet Arrangements (Including Guarantees)
     See the paragraph under the heading “Guarantees” in Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of off-balance sheet arrangements.
Recent Accounting Pronouncements
     See Note 1 of Notes to Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of average exchange rates in the three and six months ended June 30, 2010, compared to the average exchange rates in the three and six months ended June 30, 2009, resulted in a decrease in income from operations of $1 million and $3 million, respectively. This impact is determined assuming that all foreign currency denominated transactions that occurred in the three and six months ended June 30, 2010 were recorded using the average foreign currency exchange rates in the same period in 2009.
     Approximately 19% and 25% of our net revenues in the three months ended June 30, 2010 and 2009, respectively, were denominated in foreign currencies. Approximately 20% and 24% of our net revenues in the six months ended June 30, 2010 and 2009, respectively, were denominated in foreign currencies. Operating costs denominated in foreign currencies were approximately 35% of total operating costs in both the three months ended June 30, 2010 and 2009. Operating costs denominated in foreign currencies were approximately 35% and 37% of total operating costs in the six months ended June 30, 2010 and 2009, respectively.
     Average exchange rates utilized to translate foreign currency revenues and expenses in Euro were approximately 1.31 and 1.33 Euro to the dollar in the three months ended June 30, 2010 and 2009, respectively, and 1.36 and 1.33 Euro to the dollar in the six months ended June 30, 2010 and 2009.
     In the three and six months ended June 30, 2010, changes in foreign exchange rates had a minimal impact to our operating results. Our net revenues for the three months ended June 30, 2010 would have been approximately $2 million higher had the average exchange rate in the current quarter remained the same as the rate in effect in the three months ended June 30, 2009. However, in the three months ended June 30, 2010 our operating expenses would have been approximately $1 million higher (relating to an increase in cost of revenues of $1 million; an increase in research and development expenses of $0.2 million; and an increase in sales, general and administrative expenses of $0.1 million). Therefore, our loss from operations in the three months ended June 30, 2010 would have been approximately $0.2 million higher had exchange rates in the three months ended June 30, 2010 remained unchanged from the three months ended June 30, 2009.
     In the six months ended June 30, 2010, changes in foreign exchange rates had a favorable impact to our operating results. Our net revenues for the six months ended June 30, 2010 would have been approximately $3 million lower had the average exchange rate in the current six-month period remained the same as the rate in effect in the six months ended June 30, 2009. However, in the six months ended June 30, 2010 our operating expenses would have been approximately $8 million lower (relating to a decrease in cost of revenues of $4 million; a decrease in research and development expenses of $3 million; and a decrease in sales, general and administrative expenses of $1 million). Therefore, our loss from operations in the six months ended June 30, 2010 would have been approximately $5 million higher had exchange rates in the six months ended June 30, 2010 remained unchanged from the six months ended June 30, 2009. We may take actions in the future to reduce our exposure to exchange rate fluctuations. However, there can be no assurance that we will be able to reduce the exposure to additional unfavorable changes to exchanges rates and the results on gross margin.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 30% and 29% of our accounts receivables were denominated in foreign currency as of June 30, 2010 and December 31, 2009, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 19% and 27% of our accounts payable were denominated in foreign currency as of June 30, 2010 and December 31, 2009, respectively. Approximately 4% and 15% of our debt obligations were denominated in foreign currency as of June 30, 2010 and December 31, 2009, respectively.
Liquidity and Valuation Risk
     Approximately $5 million of our investment portfolio at June 30, 2010 and December 31, 2009 was invested in auction-rate securities. In the six months ended June 30, 2010 approximately $0.2 million of auction-rate securities were redeemed at par value. Approximately $2 million of auction-rate securities are classified as long-term investments within other assets on the condensed consolidated balance sheet as of June 30, 2010 and December 31, 2009, as they are not expected to be liquidated within the next twelve months. In October 2008, we accepted an offer from UBS Financial Services Inc. (“UBS”) to purchase our remaining eligible auction-rate securities of $3 million at par value at any time during a two-year time period from June 30, 2010 to July 2, 2012. As a result of this offer, we sold the securities to UBS at par value of $3 million on July 1, 2010.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are party to various legal proceedings. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and financial position of Atmel. For more information regarding certain of these proceedings, see Note 8 of Notes to Condensed Consolidated Financial Statements. The estimate of the potential impact on our financial position or overall results of operations or cash flows for the legal proceedings described in Note 8 of Notes to Condensed Consolidated Financial Statements could change in the future. We have accrued for losses related to litigation that we consider probable and for which the loss can be reasonably estimated.
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
     We believe that our future sales will depend substantially on the success of our new products. Our new products are generally incorporated into our customers’ products or systems at their design stage. However, design wins can precede volume sales by a year or more. We may not be successful in achieving design wins or design wins may not result in future revenues, which depend in large part on the success of the customer’s end product or system. The average selling price of each of our products usually declines as individual products mature and competitors enter the market. To offset average selling price decreases, we rely primarily on reducing costs to manufacture those products, increasing unit sales to absorb fixed costs and introducing new, higher priced products that incorporate advanced features or integrated technologies to address new or emerging markets. Our operating results could be harmed if such cost reductions and new product introductions do not occur in a timely manner. From time to time, our quarterly revenues and operating results can become more dependent upon orders booked and shipped within a given quarter and, accordingly, our quarterly results can become less predictable and subject to greater variability.

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
THE EFFECTS OF THE RECENT GLOBAL RECESSIONARY MACROECONOMIC ENVIRONMENT HAVE IMPACTED OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.
     The recent global recessionary macroeconomic environment has impacted levels of consumer spending, caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy. These macroeconomic developments could continue to negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers or distributors may not pay us or may delay paying us for previously purchased products. In addition, if consumer spending continues to decrease, we could experience diminished demand for our products. Finally, if the banking system or the financial markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.
WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS AS WE TRANSITION TO A FAB-LITE STRATEGY AND INCREASE DEPENDENCE ON OUTSIDE FOUNDRIES, WHERE SUCH FOUNDRIES MAY NOT HAVE ADEQUATE CAPACITY TO FULFILL OUR NEEDS AND MAY NOT MEET OUR QUALITY AND DELIVERY OBJECTIVES OR MAY ABANDON FABRICATION PROCESSES THAT WE REQUIRE.
     As part of our fab-lite strategy, we have reduced the number of manufacturing facilities we own. In May 2008, we completed the sale of our North Tyneside, United Kingdom wafer fabrication facility. In December 2008, we sold our wafer fabrication operation in Heilbronn, Germany, and in June 2010, we sold our Rousset, France manufacturing operations. In the future, we will be increasingly relying on the utilization of third-party foundry manufacturing partners. As part of this transition we have expanded and will continue to expand our foundry relationships by entering into new agreements with third-party foundries. If these agreements are not completed on a timely basis, or the transfer of production is delayed for other reasons, the supply of certain of our products could be disrupted, which could harm our business. In addition, difficulties in production yields can often occur when transitioning to a new third-party manufacturer. If such foundries fail to deliver quality products and components on a timely basis, our business could be harmed.

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
OUR REVENUES ARE DEPENDENT ON SELLING THROUGH DISTRIBUTORS.
     Sales through distributors accounted for 55% and 50% of our net revenues for the three months ended June 30, 2010 and 2009, respectively, and 55% and 49% in the six months ended June 30, 2010 and 2009, respectively. We market and sell our products through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon relatively short notice to the other party. These agreements are non-exclusive and also permit our distributors to offer our competitors’ products.
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
WE BUILD SEMICONDUCTORS BASED ON FORECASTED DEMAND, AND AS A RESULT, CHANGES TO FORECASTS FROM ACTUAL DEMAND MAY RESULT IN EXCESS INVENTORY OR OUR INABILITY TO FILL CUSTOMER ORDERS ON A TIMELY BASIS, WHICH MAY HARM OUR BUSINESS.
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
     As we transition to increased dependence on outside foundries, we will have less control over modifying production schedules to match changes in forecasted demand. If we commit to obtaining foundry wafers and cannot cancel or reschedule commitments without material costs or cancellation penalties, we may be forced to purchase inventory in excess of demand, which could result in a write-down of inventories, negatively affecting gross margins and results of operations.
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
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of average exchange rates in the three and six months ended June 30, 2010, compared to the average exchange rates in the three and six months ended June 30, 2009, resulted in a decrease in income from operations of $1 million and $3 million, respectively. This impact is determined assuming that all foreign currency denominated transactions that occurred in the three and six months ended June 30, 2010 were recorded using the average foreign currency exchange rates in the same period in 2009.
     Approximately 19% and 25% of our net revenues in the three months ended June 30, 2010 and 2009, respectively, were denominated in foreign currencies. Approximately 20% and 24% of our net revenues in the six months ended June 30, 2010 and 2009, respectively, were denominated in foreign currencies. Operating costs denominated in foreign currencies were approximately 35% of total operating costs in both the three months ended June 30, 2010 and 2009. Operating costs denominated in foreign currencies were approximately 35% and 37% of total operating costs in the six months ended June 30, 2010 and 2009, respectively.
     Average exchange rates utilized to translate foreign currency revenues and expenses in Euro were approximately 1.31 and 1.33 Euro to the dollar in the three months ended June 30, 2010 and 2009, respectively, and 1.36 and 1.33 Euro to the dollar in the six months ended June 30, 2010 and 2009.
     In the three and six months ended June 30, 2010, changes in foreign exchange rates had a minimal impact to our operating results. Our net revenues for the three months ended June 30, 2010 would have been approximately $2 million higher had the average exchange rate in the current quarter remained the same as the rate in effect in the three months ended June 30, 2009. However, in the three months ended June 30, 2010 our operating expenses would have been approximately $1 million higher (relating to an increase in cost of revenues of $1 million; an increase in research and development expenses of $0.2 million; and an increase in sales, general and administrative expenses of $0.1 million). Therefore, our loss from operations in the three months ended June 30, 2010 would have been approximately $0.2 million higher had exchange rates in the three months ended June 30, 2010 remained unchanged from the three months ended June 30, 2009.
     In the six months ended June 30, 2010, changes in foreign exchange rates had a favorable impact to our operating results. Our net revenues for the six months ended June 30, 2010 would have been approximately $3 million lower had the average exchange rate in the current six-month period remained the same as the rate in effect in the six months ended June 30, 2009. However, in the six months ended June 30, 2010 our operating expenses would have been approximately $8 million lower (relating to a decrease in cost of revenues of $4 million; a decrease in research and development expenses of $3 million; and a decrease in sales, general and administrative expenses of $1 million). Therefore, our loss from operations in the six months ended June 30, 2010 would have been approximately $5 million higher had exchange rates in the six months ended June 30, 2010 remained unchanged from the six months ended June 30, 2009. We may take actions in the future to reduce our exposure to exchange rate fluctuations. However, there can be no assurance that we will be able to reduce the exposure to additional unfavorable changes to exchanges rates and the results on gross margin.

     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 30% and 29% of our accounts receivables were denominated in foreign currency as of June 30, 2010 and December 31, 2009, respectively.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 19% and 27% of our accounts payable were denominated in foreign currency as of June 30, 2010 and December 31, 2009, respectively. Approximately 4% and 15% of our debt obligations were denominated in foreign currency as of June 30, 2010 and December 31, 2009, respectively.
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
WE FACE BUSINESS DISRUPTION RISKS AS WELL AS THE RISK OF SIGNIFICANT UNANTICIPATED COSTS ASSOCIATED WITH DISPOSAL OR RESTRUCTURING ACTIVITIES.
     In the first quarter of 2009, we announced our intention to pursue strategic alternatives for our ASIC business and related manufacturing assets as part of our transformation plan, which is aimed at focusing on our high-growth and high-margin businesses. In June 2010, we sold our Rousset, France manufacturing operations. In January 2010, we announced that following a comprehensive review of alternatives for our ASIC business, we would continue to explore the potential sale of our Smart Card (SMS) business located in Rousset, France and East Kilbride, UK and that we intended to discontinue potential sale discussions for our Customer Specific Products (CSP) and Aerospace businesses. On June 28, 2010, we announced that we entered into a definitive agreement with INSIDE Contactless S.A. (“INSIDE”) to purchase, for cash consideration, our Secure Microcontroller Solutions (“SMS”) business based in Rousset, France and East Kilbride, U.K. We are continually reviewing potential changes in our business and asset portfolio throughout our worldwide operations, including those located in Europe in order to enhance our overall competitiveness and viability. However, reducing our wafer fabrication capacity involves significant potential costs and delays, particularly in Europe, where the extensive statutory protection of employees imposes substantial restrictions on employers when the market requires downsizing. We may incur additional costs including compensation to employees and the potential requirement to repay governmental subsidies. We have in the past and may in the future experience labor union or workers council objections, or labor unrest actions (including possible strikes), which could result in reduced production output. Significant reductions to output or increases in cost could harm our business and operating results.
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
OUR PERIODIC DISPOSAL ACTIVITIES HAVE IN THE PAST AND MAY IN THE FUTURE TRIGGER IMPAIRMENT CHARGES AND/OR RESULT IN A LOSS ON SALE OF ASSETS.
We are continually reviewing potential changes in our business and asset portfolio throughout our worldwide operations, including those located in Europe, in order to enhance our overall competitiveness and viability. Our disposal activities have in the past and may in the future trigger restructuring, impairment and other accounting charges and/or result in a loss on sale of assets. Any of these charges or losses could cause the price of our common stock to decline.

     For example, in the fourth quarter of 2009, we announced that we entered into an exclusivity agreement with LFoundry GmbH for the purchase of our manufacturing operations in Rousset, France. As a result of this agreement, we determined that certain assets and liabilities were no longer included in the disposal group as they were not being acquired or assumed by the buyer, and as result, we reclassified these assets and liabilities back to held and used as of December 31, 2009 and recorded an asset impairment charge of $80 million. In determining any potential write down of these assets and liabilities, we considered both the net book value of the disposal group, which was $78 million, and the related credit balance of $120 million for foreign currency translation adjustments (“CTA balance”) that is recorded within stockholders’ equity. As a result, no impairment charge was recorded for the disposal group as its carrying value, net of the CTA balance, could not be reduced to below zero. In the three months ended June 30, 2010, the CTA balance remaining in stockholders’ equity of $97 million was released. In the three months ended June 30, 2010, we recorded an additional $12 million asset impairment charge.
     In addition, in connection with the closing of the sale of the manufacturing operations in Rousset, France in the three months ended June 30, 2010, we entered into a Manufacturing Services Agreement pursuant to which we will purchase wafers from LFoundry for four years following the closing on a “take-or-pay” basis. The purchase price of the wafers under the agreement is higher than the fair value of the wafers, which is determined based on the pricing we could have obtained from third-party foundries. As a result, we recorded a charge of $92 million in the three months ended June 30, 2010.
     In addition, in the three months ended June 30, 2010, we announced that we entered into an exclusivity agreement with INSIDE Contactless (“INSIDE”) for the purchase of our Secure Microcontroller Solutions (“SMS”) business in Rousset, France. The assets and liabilities related to the disposal group are classified as held for sale and are carried on the condensed consolidated balance sheet at June 30, 2010, at the lower of their carrying amount or fair value less cost to sell. There can be no assurance that the closing of this transaction will not result in impairment charges and/or result in a loss on sale of assets.
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
OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.
     Net revenues outside the United States accounted for 84% and 83% of our net revenues in the three and six months ended June 30, 2010 and 2009, respectively, compared to 83% and 82% in the three and six months ended June 30, 2009. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:
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
     Approximately 19% and 25% of our net revenues in the three months ended June 30, 2010 and 2009, respectively, were denominated in foreign currencies. Approximately 20% and 24% of our net revenues in the six months ended June 30, 2010 and 2009, respectively, were denominated in foreign currencies. Operating costs denominated in foreign currencies were approximately 35% of total operating costs in both the three months ended June 30, 2010 and 2009. Operating costs denominated in foreign currencies were approximately 35% and 37% of total operating costs in the six months ended June 30, 2010 and 2009, respectively.
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
     As of June 30, 2010, our total debt was $84 million, compared to $95 million at December 31, 2009. Our debt-to-equity ratio was 1.17 at June 30, 2010 and 0.82 at December 31, 2009. Increases in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.
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
ACCOUNTING FOR OUR PERFORMANCE-BASED RESTRICTED STOCK UNITS IS SUBJECT TO JUDGMENT AND MAY LEAD TO UNPREDICTABLE EXPENSE RECOGNITION.
     We have issued performance-based restricted stock units to eligible employees payable to a maximum of 9 million shares of our common stock under the 2005 Stock Plan. These restricted stock units vest only if we achieve certain quarterly operating margin performance criteria over the performance period of July 1, 2008 to December 31, 2012. Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. We recognize the stock-based compensation expense for performance-based restricted stock units when we believe it is probable that we will achieve certain future quarterly operating margin performance criteria. If achieved, the award vests. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures.
     In the fourth quarter of 2009, after significant improvement to operating results and customer order rates, we recorded stock-based compensation expense of $3 million, as we re-assessed the probability of achieving the performance criteria and estimated that it is probable that a portion of the performance criteria will be achieved by December 31, 2012. We are required to reassess this probability at each reporting date, and any change in our forecasts may result in an increase or decrease to the expense recognized. In the three and six months ended June 30, 2010, we recorded stock-based compensation expense of $14 million and $15 million, as we believe that it is probable that the performance criteria will be achieved earlier than previously estimated and at a higher vesting level, due to significant improvement to operating results and customer order status.
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
     We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $24 million at June 30, 2010 and $29 million at December 31, 2009. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $1 million in 2010 for benefits paid. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.

FUTURE ACQUISITIONS MAY RESULT IN UNANTICIPATED ACCOUNTING CHARGES OR OTHERWISE ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND RESULT IN DIFFICULTIES IN ASSIMILATING AND INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES OR BUSINESSES, OR BE DILUTIVE TO EXISTING STOCKHOLDERS.
     A key element of our business strategy includes expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our skilled engineering workforce or enhance our technological capabilities. Between January 1, 1999 and June 30, 2010, we acquired four companies and certain assets of three other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. For example, on March 6, 2008, we completed the purchase of Quantum, a developer of capacitive sensing IP and solutions for user interfaces.
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
     We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. At June 30, 2010, we had $52 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2009 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.
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
     Our operating results are also adversely affected when we operate at production levels below optimal capacity. Lower capacity utilization results in certain costs being charged directly to expense and lower gross margins. During 2007, we lowered production levels significantly at our North Tyneside, United Kingdom manufacturing facility to avoid building more inventory than we were forecasting orders for. As a result, operating costs for these periods were higher than in prior periods negatively impacting gross margins. We closed our North Tyneside manufacturing facility in the first quarter of 2008. In addition, our other manufacturing facilities could experience conditions requiring production levels to be reduced below optimal capacity levels. If we are unable to operate our manufacturing facilities at optimal production levels, our operating costs will increase and gross margin and results from operations will be negatively impacted. Gross margins were positively impacted in the three and six months ended June 30, 2010 primarily due to higher overall shipment levels, increased production levels and factory loading at our wafer fabrication facilities, and a more favorable mix of higher margin microcontroller products included in our net revenues.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
Amendment of Material Agreement
     On August 3, 2010, the parties to the Facility Agreement, dated as of March 15, 2006, by and among Atmel Corporation, Atmel Sarl, Atmel Switzerland Sarl, the financial institutions listed therein, and Bank of America, N.A., as facility agent and security agent (the “Agreement”), entered into a waiver letter. Pursuant to the waiver letter, the parties to the Agreement waived (i) Atmel Corporation’s obligation not to permit the “Fixed Charge Coverage Ratio,” as defined in the Agreement, to fall below 1.10:1 for the fiscal quarter ended June 30, 2010, and (ii) any “Event of Default,” as defined in the Agreement, that occurred prior to the date of the waiver letter resulting from the failure to comply with the Fixed Charge Coverage Ratio. Bank of America, N.A. has provided, and in the future may provide banking and related services to Atmel.
ITEM 6. EXHIBITS
     The following Exhibits have been filed with, or incorporated by reference into, this Report:

2.1*	Share and Asset Purchase and Sale Agreement by and among Inside Contactless S.A., Atmel Corporation and solely for purposes of Section 2.2, Atmel Rousset S.A.S.

10.1	Description of Fiscal 2010 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 28, 2010).

10.2	Atmel Corporation 2010 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 25, 2010)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.DEF †	XBRL Taxonomy Definition Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION (Registrant)

August 9, 2010	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer
(Principal Executive Officer)

August 9, 2010	/s/ STEPHEN CUMMING
Stephen Cumming
Vice President Finance & Chief Financial Officer
(Principal Financial Officer)

August 9, 2010	/s/ DAVID MCCAMAN
David McCaman
Vice President Finance & Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

2.1*	Share and Asset Purchase and Sale Agreement by and among Inside Contactless S.A., Atmel Corporation and solely for purposes of Section 2.2, Atmel Rousset S.A.S.

10.1	Description of Fiscal 2010 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 28, 2010).

10.2	Atmel Corporation 2010 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 25, 2010)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.DEF †	XBRL Taxonomy Definition Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Commission.