Form 10-Q
period 2010-09-30
ATMEL CORP
filed 2010-11-09
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On October 31, 2010, the Registrant had 458,291,705 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2010

Page
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009	3
CONDENSED CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009	4
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009	5
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45
ITEM 4. CONTROLS AND PROCEDURES	46
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	46
ITEM 1A. RISK FACTORS	47
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	62
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	62
ITEM 4. (REMOVED AND RESERVED)	62
ITEM 5. OTHER INFORMATION	62
ITEM 6. EXHIBITS	63
SIGNATURES	64
EXHIBITS	65
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Atmel Corporation

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net revenues	$444,344	$317,730	$1,186,254	$873,765

Operating expenses
Cost of revenues	236,225	218,991	684,715	587,797
Research and development	56,277	51,460	176,664	156,203
Selling, general and administrative	65,940	56,974	194,608	162,774
Acquisition-related charges	1,167	3,604	433	12,745
Charges for grant repayments	236	264	747	1,278
Restructuring charges	1,080	1,180	3,663	6,002
Asset impairment charges	—	—	11,922	—
Loss (gain) on sale of assets	5,715	—	99,767	(164)

Total operating expenses	366,640	332,473	1,172,519	926,635

Income (loss) from operations	77,704	(14,743)	13,735	(52,870)
Interest and other income (expense), net	5,530	(2,312)	12,656	(10,396)

Income (loss) before income taxes	83,234	(17,055)	26,391	(63,266)
Benefit from (provision for) income taxes	136,578	(395)	173,593	37,035

Net income (loss)	$219,812	$(17,450)	$199,984	$(26,231)

Basic net income (loss) per share:
Net income (loss)	$0.48	$(0.04)	$0.44	$(0.06)

Weighted-average shares used in basic net income (loss) per share calculations	459,588	452,322	458,872	450,970

Diluted net income (loss) per share:
Net income (loss)	$0.47	$(0.04)	$0.43	$(0.06)

Weighted-average shares used in diluted net income (loss) per share calculations	468,173	452,322	465,945	450,970

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$575,728	$437,509
Short-term investments	21,658	38,631
Accounts receivable, net of allowances for doubtful accounts of $11,800 and $11,930, respectively	239,263	194,099
Inventories	227,106	226,296
Current assets held for sale	—	16,139
Prepaids and other current assets	143,730	83,434

Total current assets	1,207,485	996,108
Fixed assets, net	226,298	203,219
Goodwill	54,865	56,408
Intangible assets, net	18,612	29,841
Non-current assets held for sale	—	83,260
Other assets	48,769	24,006

Total assets	$1,556,029	$1,392,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt and capital lease obligations	$80,272	$85,462
Trade accounts payable	156,886	105,692
Accrued and other liabilities	264,648	152,572
Current liabilites held for sale	—	11,284
Deferred income on shipments to distributors	54,108	44,691

Total current liabilities	555,914	399,701
Long-term debt and capital lease obligations, less current portion	3,863	9,464
Long-term liabilites held for sale	—	4,014
Other long-term liabilities	157,525	215,256

Total liabilities	717,302	628,435

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 456,494 at September 30, 2010 and 454,586 at December 31, 2009	456	455
Additional paid-in capital	1,293,613	1,284,140
Accumulated other comprehensive income	5,332	140,470
Accumulated deficit	(460,674)	(660,658)

Total stockholders’ equity	838,727	764,407

Total liabilities and stockholders’ equity	$1,556,029	$1,392,842

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net income (loss)	$199,984	$(26,231)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	48,456	51,511
Non-cash portion of loss on sale of Rousset manufacturing operations	(33,043)	—
Non-cash portion of loss on sale of SMS business	2,168	—
Asset impairment charges	11,922	—
Other non-cash (gains) losses, net	(14,763)	6,722
Recovery of doubtful accounts receivable	(123)	(2,585)
Accretion of interest on long-term debt	473	408
Stock-based compensation expense	41,806	25,049
Changes in operating assets and liabilities
Accounts receivable	(45,068)	5,007
Inventories	(10,922)	72,729
Current and other assets	(87,241)	(20,482)
Trade accounts payable	32,522	(7,576)
Accrued and other liabilities	59,282	(29,345)
Deferred income on shipments to distributors	9,417	(8,642)

Net cash provided by operating activities	214,870	66,565

Cash flows from investing activities
Acquisitions of fixed assets	(55,659)	(14,771)
Proceeds from the sale of fixed assets	652	—
Proceeds from the sale of SMS business, net of cash transferred	19,023	—
Acquisition of Quantum Research Group	—	(3,362)
Acquisitions of intangible assets	(3,000)	(4,700)
Purchases of marketable securities	(15,768)	(24,460)
Sales or maturities of marketable securities	32,588	29,307
Investment in private company	(3,936)	—
Increase in long-term restricted cash	(5,000)	(2,050)

Net cash used in investing activities	(31,100)	(20,036)

Cash flows from financing activities
Principal payments on debt	(10,915)	(49,718)
Proceeds from issuance of common stock	13,278	8,917
Repurchase of common stock	(40,913)	—
Repurchase of shares related to employee tax withholding	(5,715)	(2,699)

Net cash used in financing activities	(44,265)	(43,500)

Effect of exchange rate changes on cash and cash equivalents	(1,286)	(3,840)

Net increase (decrease) in cash and cash equivalents	138,219	(811)

Cash and cash equivalents at beginning of the period	437,509	408,926

Cash and cash equivalents at end of the period	$575,728	$408,115

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, employee data, and where otherwise indicated)
(Unaudited)
Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (the “Company” or “Atmel”) and its subsidiaries as of September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. All intercompany balances have been eliminated. Because all of the disclosures required by U.S. generally accepted accounting principles are not included, as permitted by the rules of the Securities and Exchange Commission (the “SEC”), these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The December 31, 2009 year-end condensed balance sheet data was derived from the audited consolidated financial statements and does not include all of the disclosures required by U.S. generally accepted accounting principles. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.
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
Inventories
     Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis for raw materials and purchased parts; and an average-cost basis for work in progress and finished goods) or market. Market is based on estimated net realizable value. The Company establishes provisions for lower of cost or market and excess and obsolescence write-downs. The determination of obsolete or excess inventory requires an estimation of the future demand for the Company’s products and these reserves are recorded when the inventory on hand exceeds management’s estimate of future demand for each product. Once the inventory is written down, a new cost basis is established and these inventory reserves are not released until the related inventory has been sold or scrapped. As of December 31, 2009, inventories totaling $16,139 were classified as current assets held for sale in connection with the sale of the manufacturing operations in Rousset, France which was completed in June 2010 (see Note 12).
     Inventories are comprised of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)
Raw materials and purchased parts	$10,272	$11,525
Work-in-progress	147,503	135,415
Finished goods	69,331	79,356

	$227,106	$226,296

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
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The elimination of the concept of a QSPE removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated results of operations and financial condition. See Note 12 for further discussion.
Note 2 INVESTMENTS
     Investments at September 30, 2010 and December 31, 2009 are primarily comprised of corporate equity securities, U.S. and foreign corporate debt securities, guaranteed variable annuities and auction-rate securities.
     All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income. Gross realized gains or losses are recorded based on the specific identification method. In the three months ended September 30, 2010, the Company’s gross realized gains or losses on short-term investments were not material. In the nine months ended September 30, 2010, the Company recorded gross realized gains of $2,141 from the sale of short-term investments in interest and other income (expense), net on the condensed consolidated statements of operations. In the three months ended September 30, 2010 and 2009 and in the nine months ended September 30, 2010, the Company’s gross realized gains or losses on short-term investments were not material. The Company’s investments are further detailed in the table below:

	September 30, 2010		December 31, 2009
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
	(in thousands)
Corporate equity securities	$87	$130	$87	$132
Auction-rate securities	2,220	2,236	5,370	5,392	*
Corporate debt securities and other obligations	21,723	21,528	33,506	35,373

	$24,030	$23,894	$38,963	$40,897

Unrealized gains	90		1,987
Unrealized losses	(226)		(53)

Net unrealized (losses) gains	(136)		1,934

Fair value	$23,894		$40,897

Amount included in short-term investments		$21,658		$38,631
Amount included in other assets		2,236		2,266

		$23,894		$40,897

*	Includes the fair value of the Put Option of $98 at December 31, 2009 related to an offer from UBS Financial Services Inc, (“UBS”) to purchase auction-rate securities of $3,126 at December 31, 2009. The securities were subsequently redeemed at par by UBS in the three months ended September 30, 2010.
     In the three and nine months ended September 30, 2010, auctions for auction-rate securities held by the Company have continued to fail and as a result these securities have continued to be illiquid. The Company concluded that $2,220 (adjusted cost) of these securities are unlikely to be liquidated within the next twelve months and classified these securities as long-term investments, which are included in other assets on the condensed consolidated balance sheets.
     Contractual maturities (at adjusted cost) of available-for-sale debt securities as of September 30, 2010, were as follows:

(in thousands)
Due within one year	$16,550
Due in 1-5 years	5,173
Due in 5-10 years	—
Due after 10 years	2,220

Total	$23,943

     Atmel has classified all investments with maturity dates of 90 days or more as short-term as it has the ability and intent to redeem them within the year, with the exception of the Company’s remaining auction-rate securities which are included in other assets on the condensed consolidated balance sheets.
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

The table below presents the balances of investments measured at fair value on a recurring basis at September 30, 2010:

	September 30, 2010
	Total	Level 1	Level 2	Level 3
		(in thousands)
Assets
Cash
Money market funds	$9,109	$9,109	$—	$—
Short-term investments
Corporate equity securities	130	130	—	—
Corporate debt securities, including government backed securities	21,528	—	21,528	—
Other assets				—
Auction-rate securities	2,236	—	—	2,236
Deferred compensation plan assets	3,542	3,542	—	—

Total	$36,545	$12,781	$21,528	$2,236

     The table below presents the balances of investments measured at fair value on a recurring basis at December 31, 2009:

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$76,917	$76,917	$—	$—
Short-term investments
Corporate equity securities	132	132	—	—
Auction-rate securities	3,126	—	—	3,126
Corporate debt securities, including government backed securities	35,373	—	35,373	—
Other assets				—
Auction-rate securities	2,266	—	—	2,266
Deferred compensation plan assets	3,109	3,109	—	—

Total	$120,923	$80,158	$35,373	$5,392

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
     Auction-rate securities are classified within Level 3 as significant assumptions are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of total assets as of September 30, 2010.
     A summary of the changes in Level 3 assets measured at fair value on a recurring basis is as follows:

		Total	Sales and	Balance at	Sales and			Total			Total	Balance at
	Balance at	Unrealized	Other	December 31,	Other	Balance at	Sales and Other	Unrealized	Balance at	Sales and Other	Unrealized	September 30,
	January 1, 2009	Gains	Settlements	2009	Settlements	March 31, 2010	Settlements	Gains	June 30, 2010	Settlements	Loss	2010
						(in thousands)
Auction-rate securities	$8,795	$22	$(3,425)	$5,392	$(300)	$5,092	$(200)	$14	$4,906	$(2,650)	$(20)	$2,236

Note 4 INTANGIBLE ASSETS, NET
     Intangible assets, net, consisted of technology licenses and acquisition-related intangible assets as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Core/licensed technology	$85,718	$90,718
Accumulated amortization	(77,189)	(74,291)

Total technology licenses	8,529	16,427

Acquisition-related intangible assets	22,413	22,413
Accumulated amortization	(12,330)	(8,999)

Total acquisition-related intangible assets	10,083	13,414

Total intangible assets, net	$18,612	$29,841

     Amortization expense for technology licenses totaled $1,388 and $1,331 in the three months ended September 30, 2010 and 2009, respectively, and $4,218 and $3,655 in the nine months ended September 30, 2010 and 2009, respectively. Amortization expense for acquisition-related intangible assets totaled $1,136 and $1,195 in the three months ended September 30, 2010 and 2009, respectively, and $3,331 and $3,723 in the nine months ended September 30, 2010 and 2009, respectively.
     The following table presents the estimated future amortization of the technology licenses and acquisition-related intangible assets:

	Technology	Acquisition-Related
Years Ending December 31:	Licenses	Intangible Assets	Total
	(in thousands)
2010 (October 1 through December 31)	$915	$1,136	$2,051
2011	3,587	4,192	7,779
2012	3,221	4,075	7,296
2013	806	680	1,486

Total future amortization	$8,529	$10,083	$18,612

Note 5 BORROWING ARRANGEMENTS
     Information with respect to the Company’s debt and capital lease obligations as of September 30, 2010 and December 31, 2009 is shown in the following table:

	September 30,	December 31,
	2010	2009
	(in thousands)
Various interest-bearing notes and term loans	$3,854	$3,484
Bank lines of credit	80,000	80,000
Capital lease obligations	281	11,442

Total	$84,135	$94,926
Less: current portion of long-term debt and capital lease obligations	(80,272)	(85,462)

Long-term debt and capital lease obligations due after one year	$3,863	$9,464

     Maturities of long-term debt and capital lease obligations are as follows:

Years Ending December 31:	(in thousands)
2010 (October 1 through December 31)	$80,349
2011	86
2012	—
2013	—
2014	—
Thereafter	3,854

84,289
Less: amount representing interest	(154)

Total	$84,135

     On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165,000 (reduced to $125,000 on November 6, 2009) with certain European lenders. This facility is secured by the Company’s non-U.S. trade receivables. The eligible non-US trade receivables were $91,734 at September 30, 2010, of which the amount outstanding under this facility was $80,000 at September 30, 2010. Borrowings under the facility bear interest at LIBOR plus 2% per annum (approximately 2.26% based on the one month LIBOR at September 30, 2010), while the undrawn portion is subject to a commitment fee of 0.375% per annum. The outstanding balance is subject to repayment in full on the last day of its interest period (every two months). The terms of the facility subject the Company to certain financial and other covenants and cross-default provisions. The Company was in compliance with its financial covenants as of September 30, 2010. Commitment fees and amortization of up-front fees paid related to the facility in the three months ended September 30, 2010 and 2009 totaled $233 and $266, respectively, and $729 and $805 in the nine months ended September 30, 2010 and 2009, respectively, and are included in interest and other income (expense), net, in the condensed consolidated statements of operations. The outstanding balance under this facility is classified within bank lines of credit in the summary debt table above.
     The fair value of the Company’s debt approximated its book value as of September 30, 2010 and December 31, 2009 due to its relatively short-term nature as well as the variable interest rates on these debt obligations.
Note 6 STOCKHOLDERS’ EQUITY
Share Based Compensation Plans
     The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of September 30, 2010, 114,000 shares were authorized for issuance under the 2005 Stock Plan, and 18,130 shares of common stock remained available for grant. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

     Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available	Number of	Price	Exercise Price
	for Grant	Options	per Share	per Share
		(in thousands, except per share data)
Balances, December 31, 2009	28,478	18,828	$1.68-$24.44	$4.38
Restricted stock units issued	(462)	—	—	—
Adjustment for restricted stock units issued	(360)	—	—	—
Restricted stock units cancelled	636	—	—	—
Adjustment for restricted stock units cancelled	496	—	—	—
Options granted	(157)	157	$4.77	4.77
Options cancelled/expired/forfeited	341	(341)	$2.11-$24.44	6.60
Options exercised	—	(321)	$1.68-$4.74	3.00

Balances, March 31, 2010	28,972	18,323	$1.68-$21.47	$4.37
Restricted stock units issued	(386)	—	—	—
Adjustment for restricted stock units issued	(301)	—	—	—
Performance based restricted stock units issued	(282)	—	—	—
Adjustment for performance based restricted stock units issued	(220)	—	—	—
Restricted stock units cancelled	745	—	—	—
Adjustment for restricted stock units cancelled	581	—	—	—
Options granted	(82)	82	$5.20	5.20
Options cancelled/expired/forfeited	134	(134)	$2.11-$21.47	6.13
Options exercised	—	(391)	$1.80-$5.62	3.57

Balances, June 30, 2010	29,161	17,880	$1.68-$20.19	$4.38
Restricted stock units issued	(6,828)	—	—	—
Adjustment for restricted stock units issued	(5,326)	—	—	—
Performance based restricted stock units issued	(170)	—	—	—
Adjustment for performance based restricted stock units issued	(133)	—	—	—
Restricted stock units cancelled	529	—	—	—
Adjustment for restricted stock units cancelled	413	—	—	—
Options granted	(60)	60	$6.11	6.11
Options cancelled/expired/forfeited	544	(544)	$2.11-$20.19	4.65
Options exercised	—	(986)	$1.68-$8.02	3.69

Balances, September 30, 2010	18,130	16,410	$1.68-$14.84	$4.42

     Restricted stock units are granted from the pool of options available for grant. On May 14, 2008, the Company’s stockholders approved an amendment to its 2005 Stock Plan whereby every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), and stock purchase rights issued on or after May 14, 2008 will be counted against the numerical limit for options available for grant as 1.78 shares in the table above. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements are cancelled, forfeited or repurchased by the Company and would otherwise return to the 2005 Stock Plan, 1.78 times the number of shares will return to the plan and will again become available for issuance. The Company issued 32,243 restricted stock units from May 14, 2008 to September 30, 2010 (net of cancellations), resulting in a reduction of 57,393 shares available for grant under the 2005 Stock Plan.
Restricted Stock Units
     Activity related to restricted stock units is set forth below:

		Weighted-Average
	Number of	Fair Value
	Units	Per Share
	(in thousands, except per share data)
Balances, December 31, 2009	24,044	$4.38
Restricted stock units issued	462	4.73
Restricted stock units vested	(583)	4.80
Restricted stock units cancelled	(636)	3.55

Balances, March 31, 2010	23,287	$4.40
Restricted stock units issued	386	5.28
Performance based restricted stock units issued	282	5.00
Restricted stock units vested	(539)	5.45
Restricted stock units cancelled	(745)	4.15

Balances, June 30, 2010	22,671	$4.40
Restricted stock units issued	6,828	5.99
Performance based restricted stock units issued	170	5.73
Restricted stock units vested	(1,536)	5.77
Restricted stock units cancelled	(529)	4.03

Balances, September 30, 2010	27,604	$4.74

     In the three and nine months ended September 30, 2010, 1,536 and 2,658 restricted stock units vested, respectively, including 688 and 1,064 units withheld for taxes, respectively. These vested restricted stock units had a weighted-average fair value of $5.77 and $5.49 per share on the vesting dates in the three and nine months ended September 30, 2010, respectively. As of September 30, 2010, total unearned stock-based compensation related to nonvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $93,665, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.86 years.
     In the three and nine months ended September 30, 2009, 1,167 and 1,982 restricted stock units vested, respectively, including 455 and 746 units withheld for taxes, respectively. These vested restricted stock units had a weighted-average fair value of $3.91 and $3.63 on the vesting dates in the three and nine months ended September 30, 2009, respectively.
     Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.
Performance-Based Restricted Stock Units
     In the year ended December 31, 2008, the Company issued performance-based restricted stock units to eligible employees for a maximum of 9,914 shares of the Company’s common stock under the 2005 Stock Plan. These restricted stock units vest on a graded scale, only if the Company achieves certain quarterly operating margin performance criteria over the performance period of July 1, 2008 to December 31, 2012. In September 2009, the performance period was extended by one additional year to December 31, 2012 which was considered a modification to the performance-based restricted stock units. In the nine months ended September 30, 2009, the Company issued additional performance-based restricted stock units to eligible employees for a maximum of 83 shares of the Company’s common stock. In the nine months ended September 30, 2010, the Company issued additional performance-based restricted stock units to eligible employees for a maximum of 452 shares of the Company’s common stock.

     Prior to the vesting of the performance-based restricted stock units, the Company recognizes the stock-based compensation expense for the portion of its performance-based restricted stock units when management believes it is probable that the Company will achieve the performance criteria. The awards vest once the performance criteria are met. If the performance goals are unlikely to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. The Company recorded total stock-based compensation expense related to performance-based restricted stock units of $4,429 and $20,624 in the three and nine months ended September 30, 2010, respectively.
Stock Option Awards
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
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Risk-free interest rate	1.43%	2.39%	2.08%	2.39%
Expected life (years)	5.40	5.58	5.54	5.59
Expected volatility	53%	55%	54%	55%
Expected dividend yield	—	—	—	—
     The Company’s weighted-average assumptions for the three and nine months ended September 30, 2010 and 2009 were determined in accordance with the accounting standard on stock-based compensation and are further discussed below.
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
     The weighted-average estimated fair value of options granted in the three and nine months ended September 30, 2010 was $2.94 and $2.58, respectively, and in the three and nine months ended September 30, 2009 was $2.23 and $2.13, respectively.

Employee Stock Purchase Plan
     Under the 1991 Employee Stock Purchase Plan (“1991 ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period. Purchases are limited to 10 percent of an employee’s eligible compensation. There were 980 and 1,105 shares purchased under the 1991 ESPP in the three months ended September 30, 2010 and 2009 at an average price per share of $4.05 and $3.02, respectively. There were 2,028 and 2,139 shares purchased under the 1991 ESPP in the nine months ended September 30, 2010 and 2009 at an average price per share of $3.65 and $3.08, respectively. During the 2010 Annual Stockholders’ Meeting, the Company’s stockholders approved a new 2010 Employee Stock Purchase Plan (“2010 ESPP”) and authorized an additional 25,000 shares for issuance under the 2010 ESPP. Of the 42,000 shares authorized for issuance under the 1991 ESPP, 2,723 shares were available for issuance at September 30, 2010. No shares have been issued under the 2010 ESPP.
     The fair value of each purchase under the 1991 ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. The following assumptions were utilized to determine the fair value of the Company’s 1991 ESPP shares:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Risk-free interest rate	0.19%	0.24%	0.18%	0.35%
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	48%	60%	45%	73%
Expected dividend yield	—	—	—	—
     The weighted-average fair value of the rights to purchase shares under the 1991 ESPP for offering periods started in the three months ended September 30, 2010 and 2009 was $1.02 and $0.86, respectively, and in the nine months ended September 30, 2010 and 2009 was $0.89 and $0.99, respectively. Cash proceeds from the issuance of shares under the 1991 ESPP were $3,974 and $3,336 in the three months ended September 30, 2010 and 2009, respectively. Cash proceeds from the issuance of shares under the 1991 ESPP were $7,411 and $6,586 in the nine months ended September 30, 2010 and 2009, respectively.
     The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units, performance-based restricted stock units and employee stock purchases in the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(in thousands)
Cost of revenues	$2,093	$1,136	$5,957	$3,233
Research and development	4,260	2,979	13,845	8,434
Selling, general and administrative	6,896	3,469	25,069	7,711

Total stock-based compensation expense, before income taxes	13,249	7,584	44,871	19,378
Tax benefit	—	—	—	—

Total stock-based compensation expense, net of income taxes	$13,249	$7,584	$44,871	$19,378

     The table above excludes stock-based compensation (credit) expense of $0 and $(3,065) in the three and nine months ended September 30, 2010, respectively, and $1,889 and $5,671 in the three and nine months ended September 30, 2009, respectively, related to the Quantum acquisition, which is classified within acquisition-related charges in the condensed consolidated statements of operations.
     There was no significant non-employee stock-based compensation expense in the three and nine months ended September 30, 2010 and 2009.

     As of September 30, 2010, total unearned compensation expense related to nonvested stock options was approximately $12,501, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.17 years.
Common Stock Repurchase Program
     During the three months ended September 30, 2010, Atmel’s Board of Directors announced a $200,000 stock repurchase program. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities.
     During the three and nine months ended September 30, 2010, Atmel repurchased 7,042 shares of its common stock on the open market at an average repurchase price of $5.79 per share, excluding commission, and subsequently retired those shares. Common stock and additional paid-in capital were reduced by $40,777, excluding commission, during the three months ended September 30, 2010, as a result of the stock repurchases. As of September 30, 2010, $159,223 remained available for repurchase under this program.
Note 7 ACCUMULATED OTHER COMPREHENSIVE INCOME
     Comprehensive income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss) for the Company arises from foreign currency translation adjustments, actuarial (loss) gain related to defined benefit pension plans and net unrealized (loss) gain on investments. The components of accumulated other comprehensive income at September 30, 2010 and December 31, 2009, net of tax, are as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Foreign currency translation adjustments	$6,239	$135,839
Actuarial (loss) gain related to defined benefit pension plans	(771)	2,697
Net unrealized (loss) gain on investments	(136)	1,934

Total accumulated other comprehensive income	$5,332	$140,470

     The components of comprehensive income (loss) in the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$219,812	$(17,450)	$199,984	$(26,231)

Other comprehensive income (loss):
Foreign currency translation adjustments	6,925	11,014	(29,821)	23,664
Release of currency translation adjustment related to sale of assets*	(2,412)	—	(99,779)	—
Actuarial (losses) gains related to defined benefit pension plans	(2,173)	1,566	(3,468)	2,565
Unrealized (losses) gains on investments	(16)	122	(2,070)	451

Other comprehensive income (loss)	2,324	12,702	(135,138)	26,680

Total comprehensive income (loss)	$222,136	$(4,748)	$64,846	$449

*	The release of foreign currency translation adjustments in the three and nine months ended September 30, 2010 was primarily related to the sales of the Company’s Rousset, France manufacturing operations, and Secure Microcontroller Solutions business (See Note 12)

Note 8 COMMITMENTS AND CONTINGENCIES
Commitments
Indemnification
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
     Subject to certain limitations, the Company is obligated to indemnify certain current and former directors, officers and employees in connection with litigation related to the timing of stock option grants awarded by Atmel. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify in connection with this litigation generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses incurred in defense of these matters. The Company has been paying or reimbursing legal expenses being incurred in connection with these matters by its current and former directors, officers and employees. Given the final resolution of these matters, the Company does not anticipate that such payments or reimbursements will be significant in future quarters.
Purchase Commitments
     At September 30, 2010, the Company had certain commitments which were not included on the condensed consolidated balance sheet at that date. These include outstanding capital purchase commitments of $37,851 and a purchase commitment for product wafer purchases of approximately $41,715 from Tejas Silicon Holding Limited. Wafer purchase commitments from the Company’s supply agreement with LFoundry approximated $405,000.
Contingencies
Legal Proceedings
     The Company is party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse effect on the results of operations, cash flows and financial position of Atmel. The estimate of the potential effect on the Company’s financial position or overall results of operations or cash flows for the legal proceedings described below could change in the future. The Company has accrued for losses related to litigation described below that the Company considers probable and for which the loss can be reasonably estimated in accordance with FASB requirements. In the event that a loss cannot be reasonably estimated, the Company has not accrued for such losses. With respect to each of the matters below, except where noted otherwise, management has determined a potential loss is not probable and accordingly, no amount has been accrued. Management makes a determination as to when a potential loss is reasonably probable based on relevant accounting literature. However, due to the inherent uncertainty of these matters, except as otherwise noted, management does not believe that the amount of loss or a range of possible losses is reasonably estimable.
     From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. Additional derivative actions were filed in the United States District Court for the Northern District of California (later consolidated with the previously-filed federal derivative actions) and the Delaware Chancery Court. All the suits contained various causes of action relating to the timing of stock option grants awarded by Atmel. In June 2008, the federal district court denied the Company’s motion to dismiss for failure to make a demand on the board, and granted in part and denied in part motions to dismiss filed by the individual defendants. On March 31, 2010, that court entered an order approving a partial global settlement of these actions, and several other actions seeking to compel inspection of Company books and records. Among other things, the settlement resolved all claims against all defendants, except Atmel’s former general counsel James Michael Ross, related to the allegations and/or matters set forth in all the derivative actions. The terms of the settlement provided for: (1) a direct financial benefit to Atmel of $9,650; (2) the adoption and/or implementation of a variety of corporate governance enhancements, particularly in the way Atmel grants and documents grants of employee stock option awards; (3) the payment by Atmel of plaintiffs’ counsels’ attorneys’ fees, costs, and expenses in the amount of $4,940 (which Atmel paid on April 8, 2010); and (4) the dismissal with prejudice of all claims by and between the settling parties and releases of all claims against the settling defendants. On August 13, 2010, the Court approved a settlement of the remaining claims between Atmel, plaintiffs and Mr. Ross related to the Company’s historical stock option granting practices. The settlement provided for: (a) payments to the Company by Atmel’s insurers totaling $2,900; (b) the dismissal with prejudice and release of the remaining claims against Mr. Ross; and (c) the dismissal without prejudice of Mr. Ross’s related lawsuit against the Company in Delaware Chancery Court (described below).
     On September 28, 2007, Matheson Tri-Gas (“MTG”) filed suit in Texas state court in Dallas County against the Company. Plaintiff alleges claims for: (1) breach of contract for the Company’s alleged failure to pay minimum payments under a purchase requirements contract; (2) breach of contract under a product supply agreement; and (3) breach of contract for failure to execute a process gas agreement. MTG seeks unspecified damages, pre- and post-judgment interest, attorneys’ fees and costs. In late November 2007, the Company filed its answer denying liability. In July 2008, the Company filed an amended answer, counterclaim and cross claim seeking among other things a declaratory judgment that a termination agreement cut off any claim by MTG for additional payments. In an Order entered on June 26, 2009, the Court granted the Company’s motion for partial summary judgment dismissing MTG’s breach of contract claims relating to the requirements contract and the product supply agreement. The parties dismissed the remaining claims and, on August 26, 2009, the Court entered a Summary Judgment Order and Final Judgment. MTG filed a Motion to Modify Judgment and Notice of Appeal on September 24, 2009. The Company has accrued for estimated potential losses, which amount is not material. The Company intends to vigorously defend the appeal.
     On June 3, 2009, the Company filed an action in Santa Clara County Superior Court against three of its now-terminated Asia-based distributors, NEL Group Ltd. (“NEL”), Nucleus Electronics (Hong Kong) Ltd. (“NEHK”) and TLG Electronics Ltd. (“TLG”). The Company seeks, among other things, to recover $8,500 owed it, plus applicable interest and attorneys fees. On June 9, 2009, NEHK separately sued Atmel in Santa Clara County Superior Court, alleging that Atmel’s suspension of shipments to NEHK on September 23, 2008 - one day after TLG appeared on the Department of Commerce, Bureau of Industry and Security’s Entity List - breached the parties’ International Distributor Agreement. NEHK also alleges that Atmel libeled it, intentionally interfered with contractual relations and/or prospective business advantage, and violated California Business and Professions Code Sections 17200 et seq. and 17500 et seq. NEHK alleges damages exceeding $10,000. Both matters now have been consolidated. On July 29, 2009, NEL filed a cross-complaint against Atmel that alleges claims virtually identical to those NEHK has alleged, and seeks unspecified damages. Discovery in the case is ongoing and no trial date has yet been set. The Company intends to prosecute its claims and defend the NEHK/NEL claims vigorously. TLG did not answer, and the Court entered a default judgment of $2,697 on November 23, 2009.
     On July 16, 2009, James M. Ross, the Company’s former General Counsel, filed a lawsuit in Santa Clara County Superior Court challenging his termination, and certain actions the Company took thereafter. The operative complaint now contains ten causes of action, which all concern the Company’s treatment of Mr. Ross’s post-termination attempt to exercise stock options and its alleged breach of a purported oral contract to pay a bonus upon the sale of the Company’s Grenoble division. Discovery is ongoing and a trial is scheduled to commence on January 18, 2011. The Company intends to vigorously defend the lawsuit.
     On December 18, 2009, Mr. Ross filed another lawsuit in Delaware Chancery Court seeking (pursuant to Section 145 of the Delaware General Corporation Law) to enforce certain rights granted him under his indemnification agreement with the Company, and to recover damages for any breach of that agreement. In particular, Mr. Ross alleged that the Company breached the agreement in the way it negotiated and structured the partial global settlement in December 2009 in the backdating cases, described above. He also sought advancement of fees and indemnification in connection with the Delaware lawsuit. Pursuant to the Settlement Agreement the Company reached with him in the federal backdating cases, Mr. Ross filed a dismissal without prejudice on August 25, 2010.
     On July 24, 2009, 56 former employees of Atmel’s Nantes facility filed claims in the First Instance labour court, Nantes, France against the Company and MHS Electronics claiming that (1) the Company’s sale of the Nantes facility to MHS (XbyBus SAS) in 2005 did not result in the transfer of their labor agreements to MHS, and (2) these employees should still be considered Atmel employees, with the right to claim related benefits from Atmel. Alternatively, each employee seeks damages of at least 45 Euro and court costs. A ruling is expected on June 1, 2011. These claims are similar to those filed in the First Instance labour court in October 2006 by 47 other former employees of Atmel’s Nantes facility (MHS was not named a defendant in the earlier claims). On July 24, 2008, the judge hearing the earlier claims issued an oral ruling in favor of the Company, finding that there was no jurisdiction for those claims by certain “protected employees,” and denying the claims as to all other employees. Forty of those earlier plaintiffs appealed, and on February 11, 2010, the Court of Appeal of Rennes, France affirmed the lower court’s ruling. Thirty-eight of the 40 plaintiffs have elected not to pursue any further appeal, and it is not yet clear if the remaining two plaintiffs intend to appeal to the Supreme Court of France. The Company intends to continue defending all these claims vigorously.
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
Product Warranties
     The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The Company’s products are generally covered by a warranty typically ranging from 90 days to two years.
     The following table summarizes the activity related to the product warranty liability in the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(in thousands)
Balance at beginning of period	$4,109	$4,736	$4,225	$5,579
Accrual for warranties during the period, net of change in estimates	764	1,018	2,930	2,437
Actual costs incurred	(824)	(1,168)	(3,106)	(3,430)

Balance at end of period	$4,049	$4,586	$4,049	$4,586

     Product warranty liability is included in accrued and other liabilities on the condensed consolidated balance sheets.
Guarantees
     During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of September 30, 2010, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements was $1,850. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.
Note 9 INCOME TAXES
     In the three months ended September 30, 2010, the Company recorded an income tax benefit of $136,578, compared to an income tax provision of $395 in the three months ended September 30, 2009, primarily due to a discrete income tax benefit of $150,405 recorded during the quarter from the settlement of its IRS audit for the years 2000 through 2003. In the nine months ended September 30, 2010, the Company recorded an income tax benefit of $173,592, compared to an income tax benefit of $37,035 in the nine months ended September 30, 2009, primarily due to the IRS settlement and a tax benefit related to tax deductible costs incurred related to the sale of our wafer manufacturing facilities in Rousset, France in the quarter ended June 30, 2010. Excluding the impact of these discrete tax events, the provision for (benefit from) income taxes was at a higher consolidated effective rate than would have resulted if all group entities were profitable or if losses produced tax benefits.
     The IRS had previously assessed significant additional income taxes, primarily related to transfer pricing, which were resolved through the tax appeals process. As a result of the settlement, the Company recognized previously unrecognized tax benefits of approximately $151,430 in the three months ended September 30, 2010, which resulted in a benefit to tax expense of $54,404, related to the release of previously accrued tax reserves, and an increase in gross deferred tax assets, primarily foreign tax credits and net operating losses (with a full valuation allowance) of $97,026. The Company also recorded an additional benefit to income tax expense of approximately $96,798, of which $48,425 related to the release of previously accrued penalties and interest on the tax exposures, and $48,373 related to a refund from the carryback of tax attributes to tax years prior to the audit.
     At September 30, 2010 and December 31, 2009, the Company had $54,048 and $182,553 of unrecognized tax benefits, respectively. The Company does not expect further significant increases or decreases to unrecognized tax benefits within the next twelve months. The decrease in income taxes payable is primarily due to the resolution of the IRS tax audit described above.
     Included within long-term liabilities at September 30, 2010 and December 31, 2009 were income taxes payable totaling $19,765 and $116,404, respectively.
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
     The aggregate net pension expense relating to the two plan types are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(in thousands)
Service costs	$463	$198	$1,036	$1,184
Interest costs on projected benefit obligation	375	250	970	1,134
Amortization of actuarial loss (gain)	19	(42)	15	(37)
Settlement and other related losses	242	—	1,149	—

Net pension expense	$1,099	$406	$3,170	$2,281

     Interest costs on projected benefit obligation increased to $375 in the three months ended September 30, 2010 from $250 in the three months ended September 30, 2009, and decreased to $970 in the nine months ended September 30, 2010 from $1,134 in the nine months ended September 30, 2009.
     Settlement and other related losses of $242 in the three months ended September 30, 2010 was primarily related to the Company’s sale of its Secure Microcontroller Solutions business and was recorded as a charge to research and development expenses in the condensed consolidated statements of operations. The Company recorded $907 in settlements and other related costs in the three months ended June 30, 2010 related to the sale of its manufacturing operations in Rousset, France and was recorded as a charge to cost of revenues in the condensed consolidated statements of operations.
     Cash funding for benefits paid was $78 and $42 in the nine months ended September 30, 2010 and 2009, respectively. Cash funding for benefits to be paid for 2010 is not expected to exceed $686.
     The Company’s pension liability represents the present value of estimated future benefits to be paid. With respect to the Company’s unfunded plans in Europe, in the nine months ended September 30, 2010, a change in the interest rate assumptions used to calculate the present value of the pension obligation coupled with higher exchange rates resulted in a net increase in the pension liability. This resulted in a decrease of $3,468, net of tax, which was recorded in accumulated other comprehensive income in stockholders’ equity on the condensed consolidated balance sheet at September 30, 2010.
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
     The Company evaluates segment performance based on revenues and income or loss from operations excluding acquisition-related charges, charges for grant repayments, restructuring charges, asset impairment charges and loss (gain) on sale of business and assets. Interest and other income (expenses), net, nonrecurring gains and losses, foreign exchange gains and losses and income taxes are not measured by operating segment. Because the Company’s segments reflect the manner in which management reviews its business, they necessarily involve judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect product, technologies or applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events may affect the manner in which we present segments in the future.

     Segments are defined by the products they design and sell. They do not make sales to each other. The Company’s net revenues and segment income (loss) from operations for each reportable segment in the three and nine months ended September 30, 2010 and 2009 are as follows:
  Information about Reportable Segments

	Micro-	Nonvolatile	RF and
	Controllers	Memories	Automotive	ASIC	Total
	(in thousands)
Three months ended September 30, 2010
Net revenues from external customers	$255,546	$66,473	$45,179	$77,146	$444,344
Segment income from operations	57,920	15,052	4,932	7,998	85,902
Three months ended September 30, 2009
Net revenues from external customers	$120,042	$78,796	$38,525	$80,367	$317,730
Segment (loss) income from operations	(5,612)	685	(3,000)	(1,768)	(9,695)

Nine months ended September 30, 2010
Net revenues from external customers	$604,054	$217,527	$136,934	$227,739	$1,186,254
Segment income from operations	93,614	27,475	7,356	1,822	130,267
Nine months ended September 30, 2009
Net revenues from external customers	$318,702	$211,961	$106,497	$236,605	$873,765
Segment (loss) income from operations	(9,431)	3,466	(7,904)	(19,140)	(33,009)
     The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.
Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(in thousands)
Total segment income (loss) from operations	$85,902	$(9,695)	$130,267	$(33,009)
Unallocated amounts:
Acquisition-related charges	(1,167)	(3,604)	(433)	(12,745)
Charges for grant repayments	(236)	(264)	(747)	(1,278)
Restructuring charges	(1,080)	(1,180)	(3,663)	(6,002)
Asset impairment charges	—	—	(11,922)	—
(Loss) gain on sale of assets	(5,715)	—	(99,767)	164

Consolidated income (loss) from operations	$77,704	$(14,743)	$13,735	$(52,870)

     Geographic sources of revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(in thousands)
United States	$68,964	$57,438	$194,348	$155,856
Germany	51,929	42,026	150,744	113,214
France	13,318	15,654	46,835	56,906
United Kingdom	3,296	2,415	10,161	7,541
Japan	11,810	9,166	31,347	26,673
China, including Hong Kong	137,181	91,228	362,440	240,385
Singapore	11,186	12,500	31,944	43,584
Taiwan	35,286	22,234	79,030	51,804
South Korea	43,079	12,503	85,970	33,596
Rest of Asia-Pacific	18,810	14,591	49,540	39,115
Rest of Europe	38,464	32,981	120,207	91,857
Rest of the World	11,021	4,994	23,688	13,234

Total net revenues	$444,344	$317,730	$1,186,254	$873,765

     Net revenues are attributed to countries based on delivery locations.

     No single customer accounted for more than 10% of net revenues in each of the three and nine months ended September 30, 2010 and 2009, respectively.
     Locations of long-lived assets as of September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
United States	$106,358	$105,017
Asia-Pacific	52,631	37,726
Germany	17,982	21,408
France	29,750	35,505
United Kingdom	1,395	4,949
Rest of Europe	39,814	17,366

Total	$247,930	$221,971

     Excluded from the table above are auction-rate securities of $2,236 and $2,266 as of September 30, 2010 and December 31, 2009, respectively, which are included in other assets on the condensed consolidated balance sheets. Also excluded from the table above as of September 30, 2010 and December 31, 2009 are goodwill of $54,865 and $56,408, respectively, intangible assets, net of $18,612 and $29,841, respectively, deferred income tax assets of $24,901 and $2,988, respectively, and assets held for sale of $0 and $83,260, respectively.
Note 12 LOSS ON SALE OF ASSETS
Loss on Sale of Assets
     In the three and nine months ended September 30, 2010, the Company recorded a loss on sale of assets related to the sale of its Secure Microcontroller Solutions (“SMS”) business and its manufacturing facility in Rousset, France.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010
	(in thousands)
Secure Microcontroller Solutions	$5,715	$5,715
Rousset, France	—	94,052

Loss on Sale of Assets	$5,715	$99,767

Secure Microcontroller Solutions
     On September 30, 2010, the Company completed the sale of its SMS business to INSIDE Contactless S.A. (“INSIDE”), based in Aix-en-Provence, France. Under the terms of the agreement, the Company transferred certain assets and employee liabilities to INSIDE in return for cash consideration of $37,000, subject to a working capital adjustment. The cash proceeds of $5,000 was deposited in escrow at closing, for a period of twenty months, subject to post closing claims. The Company may receive additional cash consideration of up to $21,000 if certain financial targets are met in 2010 and 2011.

In connection with the sale, the Company entered into other ancillary agreements, including technology licensing and transition services for certain supply arrangements, testing, and engineering services. Upon closing of this transaction, the Company recorded a loss on sale of business of $5,715, which is summarized below:

Three Months Ended
September 30,
(in thousands)	2010
Sales Price	$37,000

Net assets transferred, including working capital	32,420
Release of currency translation adjustment	2,412
Selling costs	3,882
Other related costs	4,001

Loss on Sale of Assets	$5,715

     In connection with the sale, the Company transferred net assets totaling $32,420 to INSIDE.
     Our East Kilbride, UK facility was included in the assets transferred to INSIDE, resulting in the complete liquidation of the Company’s investment in this foreign entity and, as a result, the Company recorded a loss of $2,412 related to the currency translation adjustment balance (“CTA balance”) that was previously recorded within stockholders’ equity.
     As part of the SMS sale, the Company incurred direct and incremental selling costs of $3,882, which represented broker commissions and legal fees. The Company also incurred a transfer fee of $1,300 related to transferring a royalty agreement to INSIDE. These costs provided no benefit to the Company, and would not have been incurred if it was not selling the SMS business unit. Therefore, the direct and incremental costs associated with these services were recorded as part of the loss on sale. Atmel incurred other costs related to the sale of $2,701, which included performance-based bonuses of $533 for certain employees (no executive officers were included), related to the completion of the sale.
     In connection with the SMS sale, Atmel and INSIDE entered into an escrow agreement. According to the terms of the escrow agreement, $5,000 of the sales price will be held in escrow for a period of twenty months from the date of sale, for specific potential losses outlined in the escrow agreement. Upon termination of the escrow period, the escrow, less any validated claims, will be sent to Atmel. The escrow amount is not considered contingent considerations and, therefore, is included in the loss on sale recognized in the three months ended September 30, 2010.
     INSIDE has entered into a three year supply agreement to source wafers from the fabrication facility in Rousset, France that the Company sold to LFoundry in the second quarter of 2010. Wafers purchased by INSIDE from LFoundry will reduce our future commitment under the Company’s Wafer Supply Agreement with LFoundry.
     The SMS sale also provides INSIDE a royalty-based, non-exclusive license to certain business-related intellectual property in order to support the current SMS business and future product development.
     In connection with the SMS sale, the Company participated in INSIDE’s preferred stock offering and invested $3,936 in INSIDE. This represents an approximate 3% level of ownership in INSIDE. This equity investment provides no decision-making rights that are significant to the economic performance of INSIDE. Atmel is an equity holder that is shielded from economic losses and does not participate fully in INSIDE’s residual economics. Accordingly, Atmel has concluded that its interest in INSIDE is a variable interest entity (“VIE”). A VIE must be consolidated if Atmel is its primary beneficiary, which has the power to direct the activities that most significantly impact the VIE’s economic performance or the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In determining whether the Company is the primary beneficiary, the Company identified the significant activities and the parties that have the power to direct them, determined the equity, profit and loss participation, and reviewed the funding and operating agreements. Based on the above factors, Atmel determined that it is not the primary beneficiary and hence will not consolidate the VIE. As part of the sale, Atmel entered into the above agreements with INSIDE. The Company’s maximum exposure related to these agreements is not expected to be significantly in excess of the amounts recorded and the Company does not intend to provide any other support to the VIE, financial or otherwise.
     The sale of the SMS business unit does not qualify as discontinued operations as it does not meet the requirement to be considered a component of an entity.

Rousset, France
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

Three Months Ended
June 30,
(in thousands)	2010
Net assets transferred	$61,646
Fair value of Manufacturing Services Agreement	92,417
Currency translation adjustment	(97,367)
Severance cost liability	27,840
Transition services	4,746
Selling costs	3,173
Other related costs	1,597

Loss on Sale of Assets	$94,052

     In connection with the sale of the manufacturing operations, the Company transferred assets and liabilities specific to the manufacturing operations totaling $61,646 to LFoundry, resulting in a working capital adjustment to be received from LFoundry of $1,597.
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
     The sale of the Rousset, France manufacturing operations resulted in the substantial liquidation of the Company’s investment in its European manufacturing facilities, and accordingly, the Company recorded a gain of $97,367 related to CTA balance that was previously recorded within stockholders’ equity, as the Company concluded, based on guidance related to foreign currency, that it should similarly release all remaining related currency translation adjustments.
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
     The Company has retained an equity interest in the manufacturing operations (the “entity”) sold to LFoundry which provides limited protective rights and no decision-making rights that are significant to the economic performance of the entity. The Company is an equity holder that is shielded from economic losses and does not participate fully in the entity’s residual economics, accordingly, the Company has concluded that its interest in the entity is a VIE. A VIE must be consolidated if the Company is its primary beneficiary, which has the power to direct the activities that most significantly impact the VIE’s economic performance or the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In determining whether the Company is the primary beneficiary, it identified the significant activities and the parties that have the power to direct them, determined the equity, profit and loss participation, and reviewed the funding and operating agreements. Based on the above factors, the Company determined that it is not the primary beneficiary and hence will not consolidate the VIE. As part of the sale, the Company entered into a wafer supply agreement, an arrangement to reimburse employee severance costs that LFoundry may incur, and has leased land and a building to LFoundry. The Company’s maximum exposure related to these arrangements is not expected to be significantly in excess of the amounts recorded and it does not intend to provide any other support to the VIE, financial or otherwise.
Note 13 RESTRUCTURING CHARGES
     The following table summarizes the activity related to the accrual for restructuring charges detailed by event in the three and nine months ended September 30, 2010 and 2009.

	January 1,			Currency	March 31,			Currency	June 30,			Currency	September 30,
	2010			Translation	2010			Translation	2010			Translation	2010
	Accrual	Charges	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592	$—	—	—	$1,592	(2)
Second quarter of 2008
Employee termination costs	4	—	—	(1)	3	—	—	—	3	—	—	—	3	(1)
Third quarter of 2008
Employee termination costs	557	—	—	(37)	520	—	—	(30)	490	—	—	20	510	(1)
First quarter of 2009
Employee termination costs	—	969	(398)	—	571	11	(184)	(39)	359	6	(201)	7	171	(1)
Other restructuring charges	318	—	(46)	—	272	—	(45)	—	227	—	(45)	—	182	(1)
Second quarter of 2010
Employee termination costs	—	—	—	—	—	1,603	—	(76)	1,527	1,074	(1,888)	77	790	(1)

Total 2010 activity	$2,471	$969	$(444)	$(38)	$2,958	$1,614	$(229)	$(145)	$4,198	$1,080	$(2,134)	$104	$3,248

(1)	Accrued restructuring charges are classified within accrued and other liabilities on the condensed consolidated balance sheets and are expected to be paid prior to September 30, 2011.

(2)	Relates to a contractual obligation, which is currently subject to litigation.

	January 1,			Currency	March 31,			Currency	June 30,			Currency	September 30,
	2009			Translation	2009	Charges/		Translation	2009			Translation	2009
	Accrual	Charges	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2007
Other restructuring charges	218	32	(81)	(2)	167	104	(125)	12	158	334	(492)	—	—
Second quarter of 2008
Employee termination costs	235	42	(220)	(10)	47	4	(34)	3	20	12	(19)	1	14
Third quarter of 2008
Employee termination costs	17,575	226	(10,579)	(1,028)	6,194	(441)	(3,971)	125	1,907	137	(1,402)	32	674
Fouth quarter of 2008
Employee termination costs	3,438	567	(2,854)	(10)	1,141	59	(1,145)	6	61	—	(61)	—	—
First quarter of 2009
Employee termination costs	—	1,485	(37)	(11)	1,437	(83)	(520)	205	1,039	108	(1,047)	(16)	84
Second quarter of 2009
Employee termination costs	—	—	—	—	—	2,827	(2,777)	—	50	—	(50)	—	—
Third quarter of 2009
Employee termination costs	—	—	—	—	—	—	—	—	—	200	(200)	—	—
Other restructuring charges	—	—	—	—	—	—	—			389	(26)	—	363

Total 2009 activity	$23,058	$2,352	$(13,771)	$(1,061)	$10,578	$2,470	$(8,572)	$351	$4,827	$1,180	$(3,297)	$17	$2,727

2010 Restructuring Charges
     In the three and nine months ended September 30, 2010, the Company incurred restructuring charges of $1,080 and $3,663 consisting of the following:
•	Charges of $1,080 and $3,663 in the three and nine months ended September 30, 2010, respectively, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.

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
Note 14 NET INCOME (LOSS) PER SHARE
     Basic net income (loss) per share is calculated by using the weighted-average number of common shares outstanding during that period. Diluted net income (loss) per share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, upon vesting of restricted stock units, contingent issuable shares for all periods and accrued issuance of shares under employee stock purchase plan. No dilutive potential common shares were included in the computation of any diluted per share amount when a loss from continuing operations was reported by the Company. Income or loss from operations is the “control number” in determining whether potential common shares are dilutive or anti-dilutive.
     A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net income (loss)	$219,812	$(17,450)	$199,984	$(26,231)

Weighted-average shares — basic	459,588	452,322	458,872	450,970
Incremental shares and share equivalents	8,585	—	7,073	—

Weighted-average shares — diluted	468,173	452,322	465,945	450,970

Net income (loss) per share:
Basic
Net income (loss) per share — basic	$0.48	$(0.04)	$0.44	$(0.06)

Diluted
Net income (loss) per share — diluted	$0.47	$(0.04)	$0.43	$(0.06)

     The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(in thousands)
Employee stock options and restricted stock units outstanding	41,829	49,229	41,252	52,663

Note 15 INTEREST AND OTHER INCOME (EXPENSE), NET
     Interest and other income (expense), net, are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(in thousands)
Interest and other income	$535	$658	$3,120	$1,439
Interest expense	(2,577)	(1,530)	(4,934)	(5,075)
Foreign exchange transaction gains (losses)	7,572	(1,440)	14,470	(6,760)

Total	$5,530	$(2,312)	$12,656	$(10,396)

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
FORWARD LOOKING STATEMENTS
     You should read the following discussion in conjunction with our Condensed Consolidated Financial Statements and the related “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2010, our gross margins and product mix anticipated revenues by segment and by product, operating expenses and capital expenditures, cash flow and liquidity measures, factory utilization, charges related to and the effect of our strategic transactions, restructuring, performance restricted stock units, and other strategic efforts, and our expectations regarding tax matters and the effects of exchange rates and efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A — Risk Factors, and elsewhere in this Form 10-Q. Generally, the words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-Q.
OVERVIEW
     We are a worldwide leader in the design and manufacture of microcontrollers, capacitive touch solutions, advanced logic, mixed-signal, nonvolatile memory and radio frequency (RF) components. Leveraging one of the industry’s broadest intellectual property (IP) technology portfolios, Atmel is able to provide the electronics industry with complete system solutions focused on industrial, consumer, communications, computing and automotive markets, and our solutions are used in products such as mobile handsets, automotive electronics, lighting, utility metering, global positioning systems (GPS) and battery power management. We design, develop, manufacture and sell our products.
     Our operating segments consist of the following: (1) microcontroller products (Microcontroller); (2) nonvolatile memory products (Nonvolatile Memory); (3) radio frequency and automotive products (RF and Automotive); and (4) application specific integrated circuits (ASICs).
     Our net revenues increased to $444 million in the three months ended September 30, 2010, an increase of 40% or $126 million from $318 million in net revenues for the three months ended September 30, 2009. Our net revenues increased to $1,186 million in the nine months ended September 30, 2010, an increase of 36% or $312 million, from $874 million in the nine months ended September 30, 2009. Demand in the third quarter exceeded our forecast primarily due to stronger than expected orders for 8-bit AVR microcontrollers, 32-bit ARM-based microcontrollers, and our new maXTouch microcontrollers. We continued to see significant adoption of our industry leading maXTouch microcontrollers with high volume Android mobile phone customers. Our Microcontroller segment revenues increased 113% over revenues in the third quarter of 2009.
     Gross margin rose to 46.8% and 42.3% in the three and nine months ended September 30, 2010, respectively, compared to 31.1% and 32.7% in the three and nine months ended September 30, 2009, respectively. Gross margins in the three and nine months ended September 30, 2010 were positively impacted by higher shipment levels, improved factory loading, and a more favorable mix of higher margin microcontroller products included in our net revenues. During the quarter, we increased purchases of wafers from external foundries at lower costs compared to historical costs, which also contributed to improved gross margins.

     We continue to take significant actions to improve operational efficiencies, reduce costs and shift our focus towards microcontroller markets. During the third quarter of 2010, we completed the sale of our Secure Microcontroller Solutions (SMS) business to INSIDE Contactless (INSIDE). Under the terms of the agreement, we transferred manufacturing assets and employment obligations to the buyer in return for $32 million cash consideration, net of working capital adjustment, of which $5 million was placed in escrow. Net of all closing and other costs, we recorded a loss on the sale of $6 million. Our third quarter results include approximately $27 million of revenue from the SMS business. Our year-to-date results included approximately $79 million of revenue from the SMS business.
     In addition, we incurred restructuring charges in the three and nine months ended September 30, 2010, of $1 million and $4 million, respectively, compared to charges of $1 million and $6 million, in the three and nine months ended September 30, 2009, respectively. The restructuring charges resulted from headcount reductions and facility closure costs, primarily related to operational re-alignment and cost reduction efforts in our French operations following the sale of our wafer fabrication facility in June 2010. We may incur further restructuring charges in future periods as we rationalize our remaining operations.
     During the third quarter, we completed negotiations and concluded our IRS audit for the years 2000 — 2003. The IRS had previously assessed significant additional income taxes, primarily related to transfer pricing, which were resolved through the tax appeals process. As a result of the settlement, we recorded a tax benefit of $150 million. The tax benefit related primarily to release of previously accrued tax reserves, accrued penalties and interest, and a refund receivable from the carryback of tax attributes to tax years prior to the audit. Benefit from income taxes totaled $137 million and $174 million in the three and nine months ended September 30, 2010, respectively, compared to a provision for income taxes of $0.4 million in the three months ended September 30, 2009 and a benefit of $37 million in the nine months ended September 30, 2009.
     Cash provided by operating activities was $215 million and $67 million in the nine months ended September 30, 2010 and 2009, respectively. Our cash, cash equivalents and short-term investments increased to $597 million at September 30, 2010, compared to $476 million at December 31, 2009. Payments for capital expenditures totaled $56 million in the nine months ended September 30, 2010, compared to $15 million in the nine months ended September 30, 2009. We repurchased 7 million shares during the third quarter, utilizing $41 million in cash following the authorization by our Board of Directors in August 2010 to repurchase up to $200 million in Atmel common stock in the open market depending upon market conditions and other factors.
RESULTS OF CONTINUING OPERATIONS

	Three Months Ended				Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
	(in thousands, except percentage of net revenues)
Net revenues	$444,344	100.0%	$317,730	100.0%	$1,186,254	100.0%	$873,765	100.0%
Gross profit	208,119	46.8%	98,739	31.1%	501,539	42.3%	285,968	32.7%
Research and development	56,277	12.7%	51,460	16.2%	176,664	14.9%	156,203	17.9%
Selling, general and administrative	65,940	14.8%	56,974	17.9%	194,608	16.4%	162,774	18.6%
Acquisition-related charges	1,167	0.3%	3,604	1.1%	433	0.0%	12,745	1.5%
Charges for grant repayments	236	0.1%	264	0.1%	747	0.1%	1,278	0.1%
Restructuring charges	1,080	0.2%	1,180	0.4%	3,663	0.3%	6,002	0.7%
Asset impairment charges	—	0.0%	—	0.0%	11,922	1.0%	—	0.0%
Loss (gain) on sale of assets	5,715	1.3%	—	0.0%	99,767	8.4%	(164)	0.0%

Income (loss) from operations	$77,704	17.5%	$(14,743)	-4.6%	$13,735	1.2%	$(52,870)	-6.1%

Net Revenues
     Our net revenues increased to $444 million in the three months ended September 30, 2010, an increase of 40% or $126 million from $318 million in net revenues for the three months ended September 30, 2009. Our net revenues increased to $1,186 million in the nine months ended September 30, 2010, an increase of 36% or $312 million, from $874 million in the nine months ended September 30, 2009. Demand in the third quarter exceeded our forecast primarily due to stronger than expected orders for 8-bit AVR microcontrollers, 32-bit ARM-based microcontrollers, and our new maXTouch microcontrollers. We continued to see significant adoption of our industry leading maXTouch microcontrollers with high volume Android mobile phone customers. Our combined Microcontroller segment revenues increased 113% (58% of total revenues), compared to revenues in the third quarter of 2009 (38% of total revenues).

     Revenues for our RFA segment increased 17% in the third quarter of 2010, compared to the same quarter of 2009, but decreased in our ASIC and Non-volatile Memory segments, declining 4% and 16%, respectively, compared to the same quarter of 2009. Shipments of ASIC and Memory products were unfavorably impacted by limited production capacity, as we allocated wafers to microcontroller customers in an effort to meet significantly increased demand during the quarter. In order to support ASIC and Memory customers we have increased orders for wafers from outside foundries. Based on current market conditions, our foundry partners do not expect to be able to deliver to us significant additional wafer output until the first half of 2011.
     During the third quarter of 2010, we completed the sale of our SMS business to INSIDE. Third quarter revenues for our ASIC segment include approximately $27 million of revenue from the SMS business. Year to date revenues for our ASIC segment included approximately $79 million of revenue from the SMS business. The sale closed on September 30, 2010, and as a result, no revenues from the SMS business will be included in our operating results after this date.
     Average exchange rates utilized to translate foreign currency revenues and expenses in Euro were approximately 1.27 and 1.41 Euro to the dollar in the three months ended September 30, 2010 and 2009, respectively, and 1.32 and 1.36 Euro to the dollar in the nine months ended September 30, 2010 and 2009, respectively. Our net revenues for the three months ended September 30, 2010 would have been approximately $10 million higher had the average exchange rate in the current quarter remained the same as the rate in effect in the three months ended September 30, 2009. Our net revenues for the nine months ended September 30, 2010 would have been approximately $7 million higher had the average exchange rate in the current nine months remained the same as the rate in effect in the nine months ended September 30, 2009.
Net Revenues — By Operating Segment
     Our net revenues by operating segment are summarized as follows:

	Three Months Ended
	September 30,	September 30,
	2010	2009	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$255,546	$120,042	$135,504	113%
Nonvolatile Memory	66,473	78,796	(12,323)	-16%
RF and Automotive	45,179	38,525	6,654	17%
ASIC	77,146	80,367	(3,221)	-4%

Total net revenues	$444,344	$317,730	$126,614	40%

	Nine Months Ended
	September 30,	September 30,
	2010	2009	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$604,054	$318,702	$285,352	90%
Nonvolatile Memory	217,527	211,961	5,566	3%
RF and Automotive	136,934	106,497	30,437	29%
ASIC	227,739	236,605	(8,866)	-4%

Total net revenues	$1,186,254	$873,765	$312,489	36%

Microcontroller
     Microcontroller segment net revenues increased 113% to $256 million in the three months ended September 30, 2010 from $120 million in the three months ended September 30, 2009. Microcontroller segment net revenues increased 90% to $604 million in the nine months ended September 30, 2010 from $319 million in the nine months ended September 30, 2009. The increase in net revenues was primarily related to increased demand from customers for 8-bit and 32-bit microcontrollers which increased 69% and 75%, respectively, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009 and increased 63% and 85%, respectively, in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

     Demand in the third quarter exceeded our forecast primarily due to stronger than expected orders for 8-bit AVR microcontrollers, 32-bit ARM-based microcontrollers, and our new maXTouch microcontrollers. Microcontroller demand was especially strong in the industrial, smart energy and consumer sectors during both the three and nine months ended September 30, 2010. Revenue also increased for our touch products, as we continued shipments of our new maXTouch product line of touch screen-related microcontrollers primarily to mobile phone customers, which is included within the 8-bit Microcontroller family. We continue to see significant adoption of our industry leading maXTouch microcontrollers by our high volume Android mobile phone customers.
Nonvolatile Memory
     Nonvolatile memory segment net revenues decreased 16% to $66 million in the three months ended September 30, 2010 from $79 million in the three months ended September 30, 2009. Nonvolatile memory segment net revenues increased 3% to $218 million in the nine months ended September 30, 2010 from $212 million in the nine months ended September 30, 2009. The decrease in net revenues in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily related to lower shipments of Serial EE memory products. While demand for memory products remained strong during the period, shipments of memory products were unfavorably impacted by limited production capacity resulting from wafer allocation to microcontroller customers to satisfy significant demand. Although we have increased orders for additional memory wafers from outside foundries, based on current market conditions, our foundry partners do not expect to be able to deliver to us significant additional wafer output until the first half of 2011.
RF and Automotive
     RF and Automotive segment net revenues increased 17% to $45 million in the three months ended September 30, 2010 from $39 million in the three months ended September 30, 2009. RF and Automotive segment net revenues increased 29% to $137 million in the nine months ended September 30, 2010 from $106 million in the nine months ended September 30, 2009. The increase in net revenues was primarily related to improved demand in automotive markets. Our high voltage products increased 30% and 53% in the three and nine months ended September 30, 2010 over the prior year, respectively, driven by higher shipments for vehicle networking products (LIN/IVN applications). In addition, demand increased for RF, Foundry, and GPS products compared to the same quarter of the prior year as automotive and consumer markets continue to recover in 2010.
ASIC
     ASIC segment net revenues decreased 4% to $77 million in the three months ended September 30, 2010 from $80 million in the three months ended September 30, 2009. ASIC segment net revenues decreased 4% to $228 million in the nine months ended September 30, 2010 from $237 million in the nine months ended September 30, 2009. ASIC segment net revenues were unfavorably impacted by limited production capacity, resulting from wafer allocation to microcontroller customers in an effort to satisfy significant demand.
     SmartCard shipments decreased 5% and 9%, for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, respectively. Net revenues for our CASP business also decreased 19% and 24% for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009. Net revenues for these product families were unfavorably impacted by limited production capacity, as we allocated wafers to microcontroller customers in an effort to meet significantly increased demand during the quarter. The Aerospace business also declined 13% in the three months ended September 30, 2010, compared to the three months ended September 30, 2009, but remained flat in the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. While demand for Aerospace products remains strong, we remain supply-chain constrained due to the very specialized requirements of these products.

Net Revenues by Geographic Area
     Our net revenues by geographic areas in the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009 are summarized as follows (revenues are attributed to countries based on delivery locations; see Note 11 of Notes to Condensed Consolidated Financial Statements for further discussion):

	Three Months Ended
	September 30,	September 30,
	2010	2009	Change	% Change
	(in thousands, except for percentages)
Asia	$257,352	$162,874	$94,478	58%
Europe	107,007	93,076	13,931	15%
United States	68,964	57,438	11,526	20%
Other*	11,021	4,342	6,679	154%

Total net revenues	$444,344	$317,730	$126,614	40%

	Nine Months Ended
	September 30,	September 30,
	2010	2009	Change	% Change
	(in thousands, except for percentages)
Asia	$640,271	$435,809	$204,462	47%
Europe	327,947	269,518	58,429	22%
United States	194,348	155,856	38,492	25%
Other*	23,688	12,582	11,106	88%

Total net revenues	$1,186,254	$873,765	$312,489	36%

*	Primarily includes South Africa, and Central and South America
     Net revenues outside the United States accounted for 84% and 83% of our net revenues in the three and nine months ended September 30, 2010, compared to 82% in each of the three and nine months ended September 30, 2009.
     Our net revenues in Asia increased $94 million, or 58%, in the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, and increased by $204 million, or 47%, in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase in the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009 for the region was primarily due to higher shipments of memory and microcontroller products as a result of improved demand in customer end markets for mobile phone and consumer-based products.
     During the third quarter of 2010, we negotiated new sales terms with our independent distributors in Asia, excluding Japan. Under the new terms, these distributors are provided with certain limited stock rotation and price protection rights. These new terms also allow us to invoice these distributors at full list price upon shipment, and issue a rebate, or “credit” once the product has been sold to the end customer and the distributor has met certain reporting requirements. Our previous sales terms with Asia distributors did not offer these rights to distributors, and our practice was to invoice at a price net of any rebates. As a result, we have historically recognized revenue for Asia distributors at the point of shipment (related to transfer of title). After review of pricing, rebate, and quotation related information under the new sales agreements, we concluded that we could reliably estimate future estimated claims, and as a result, we did not change our revenue recognition model. We continue to recognize revenue at point of shipment, utilizing amounts invoiced less estimated future claims. The objective of this conversion is achieve improved gross margins on shipments to Asian distribution customers through closer monitoring of end-customer pricing, design registration for microcontroller products, and global alignment of pricing across all regions.
     Our net revenues in Europe increased $14 million, or 15%, in the three months ended September 30, 2010, compared to the three months ended September 30, 2009, and increased by $58 million, or 22%, in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase in the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009 for the region was primarily a result of the improved automotive and industrial markets, offset in part by declining demand in Smart Card, CBIC, and Aerospace products when compared to the three and nine months ended September 30, 2009.

     Our net revenues in the United States increased by $12 million, or 20%, in the three months ended September 30, 2010, compared to the three months ended September 30, 2009, and increased by $38 million, or 25%, in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase in the three and nine months ended September 30, 2010 from the three and nine months ended September 30, 2009 for the region was primarily a result of higher demand for smart metering and consumer-based products.
Revenues and Costs — Impact from Changes to Foreign Exchange Rates
     Changes in foreign exchange rates have historically had a significant impact on our net revenues and operating costs. Net revenues denominated in foreign currencies were 20% and 24% of our total net revenues in the three months ended September 30, 2010 and 2009, respectively, and 20% and 24% of our total net revenues in the nine months ended September 30, 2010 and 2009, respectively. Costs denominated in foreign currencies were 23% and 36% of our total costs in the three months ended September 30, 2010 and 2009, respectively, and 31% and 39% of our total costs in the nine months ended September 30, 2010 and 2009, respectively.
     Net revenues denominated in Euro were 20% and 23% in the three months ended September 30, 2010 and 2009, respectively, and 20% and 23% in the nine months ended September 30, 2010 and 2009, respectively. Costs denominated in Euro were 20% and 32% of our total costs in the three months ended September 30, 2010 and 2009, respectively, and 27% and 35% in the nine months ended September 30, 2010 and 2009, respectively.
     Net revenues included 71 million Euro and 53 million Euro in the three months ended September 30, 2010 and 2009, respectively and 179 million in Euro and 151 million Euro in the nine months ended September 30, 2010 and 2009, respectively. Operating expenses included 56 million Euro and 74 million Euro in the three months ended September 30, 2010 and 2009, respectively, and 216 million Euro and 235 million Euro in the nine months ended September 30, 2010 and 2009, respectively.
     Average exchange rates utilized to translate foreign currency revenues and expenses in Euro were approximately 1.27 and 1.41 Euro to the dollar in the three months ended September 30, 2010 and 2009, respectively, and 1.32 and 1.36 Euro to the dollar in the nine months ended September 30, 2010 and 2009, respectively.
     In the three months ended September 30, 2010, changes in foreign exchange rates had minimal impact to our operating results. Our net revenues for the three months ended September 30, 2010 would have been approximately $10 million higher had the average exchange rate in the current quarter remained the same as the rate in effect in the three months ended September 30, 2009. In addition, in the three months ended September 30, 2010, our operating expenses would have been approximately $9 million higher (relating to an increase in cost of revenues of $4 million; an increase in research and development expenses of $3 million; and an increase in sales, general and administrative expenses of $2 million). Therefore, our income from operations in the three months ended September 30, 2010 would have been approximately $1 million higher had exchange rates in the three months ended September 30, 2010 remained unchanged from the three months ended September 30, 2009.
     In the nine months ended September 30, 2010, changes in foreign exchange rates had an unfavorable impact on our operating results. Our net revenues for the nine months ended September 30, 2010 would have been approximately $7 million higher had the average exchange rate in the current nine-month period remained the same as the rate in effect in the nine months ended September 30, 2009. However, in the nine months ended September 30, 2010, our operating expenses would have been approximately $0.2 million higher (relating to an increase in cost of revenues of $0.6 million; a decrease in research and development expense of $0.5 million; and an increase of $0.1 million to sales, general and administrative expense). Therefore, our income from operations in the nine months ended September 30, 2010 would have been approximately $7 million higher had exchange rates in the nine months ended September 30, 2010 remained unchanged from the nine months ended September 30, 2009.
     Following the sale of our wafer fabrication facility in Rousset, France in the second quarter of 2010, we began purchasing wafers from the buyer (LFoundry) in US dollars, significantly reducing our spending in foreign currency, specifically the Euro. The combination of lower Euro spending and higher Euro revenues from improved European customer markets resulted in our foreign currency revenues nearly matching our foreign currency spending during the third quarter of 2010, and we expect a similar result through the end of this year. However, there can be no assurance that we will not experience an unfavorable impact to revenues, gross margins, or operating results due to changes in foreign exchanges rates in future periods.

Cost of Revenues and Gross Margin
     Gross margin rose to 46.8% and 42.3% in the three and nine months ended September 30, 2010, respectively, compared to 31.1% and 32.7% in the three and nine months ended September 30, 2009, respectively. Gross margins in the three and nine months ended September 30, 2010 were positively impacted by higher overall shipment levels, lower manufacturing costs as a result of higher factory loading at our wafer fabrication facilities, and a more favorable mix of higher margin microcontroller products included in our net revenues.
     In the nine months ended September 30, 2010, we manufactured approximately 73% of our products in our own wafer fabrication facilities compared to 89% in the nine months ended September 30, 2009. As a result of the sale of our Rousset, France wafer fabrication facility in June 2010, we have significantly reduced the level of wafer deliveries obtained from internal manufacturing operations, consistent with our strategy to leverage outside foundries in the future to reduce costs and lower investment risk. During the third quarter of 2010, we manufactured approximately 53% of our wafers from our own wafer fabrication facilities. We expect to further reduce this level of supply from internal sources in future quarters.
     Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves, royalty expense, freight costs and stock compensation expense. Our gross margin as a percentage of net revenues fluctuates depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.
Research and Development
     Research and development (“R&D”) expenses increased 9%, or $5 million, to $56 million in the three months ended September 30, 2010 from $51 million in the three months ended September 30, 2009. R&D expenses increased 13%, or $20 million, to $177 million in the nine months ended September 30, 2010 from $156 million in the nine months ended September 30, 2009.
     R&D expenses in the three months ended September 30, 2010, compared to the three months ended September 30, 2009, increased primarily due to increased salaries of $3 million related to additional product development headcount, increased stock-based compensation of $1 million related to stock-based incentive programs, and higher depreciation expenses of $1 million. R&D expenses in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, increased primarily due to increased salaries of $13 million related to additional product development headcount, increased stock-based compensation of $5 million related to stock-based incentive programs, and higher depreciation expenses of $3 million.
     R&D expenses, including items described above, in the three months ended September 30, 2010, were favorably impacted by approximately $3 million and in the nine months ended September 30, 2010, were unfavorably impacted by approximately $0.5 million, due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses for each of the three and nine months ended September 30, 2009. As a percentage of net revenues, R&D expenses totaled 13% and 16% in the three months ended September 30, 2010 and 2009, respectively, and 15% and 18% in the nine months ended September 30, 2010 and 2009, respectively.
     We receive R&D grants from various European research organizations, the benefit of which is recognized as an offset to related research and development costs. We recognized benefits of $1 million and $2 million in the three months ended September 30, 2010 and 2009, respectively and $3 million and $8 million in the nine months ended September 30, 2010 and 2009, respectively.
     Our internally developed process technologies are an important part of new product development. We continue to invest in developing process technologies emphasizing wireless, high voltage, analog, digital, and embedded memory manufacturing processes. Our technology development groups, in partnership with certain external foundries, are developing new and enhanced fabrication processes, including architectures utilizing advanced processes at the 65 nanometer line width node. This investment allows us to bring new products to market faster, add innovative features and achieve performance improvements. We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve.
Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses increased 16%, or $9 million, to $66 million in the three months ended September 30, 2010 from $57 million in the three months ended September 30, 2009. SG&A expenses increased 20%, or $32 million, to $195 million in the nine months ended September 30, 2010 from $163 million in the nine months ended September 30, 2009.
     SG&A expenses in the three months ended September 30, 2010, compared to the three months ended September 30, 2009, increased primarily due to increased employee-related costs of $8 million, increases in stock-based compensation of $3 million and outside services of $3 million, offset by a decrease in legal fees of $6 million. SG&A expenses in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, increased primarily due to increased employee-related costs of $14 million and increases in stock-based compensation of $17 million related to stock-based incentive programs. Employee-related costs increased in 2010 due to higher revenue related selling costs, increased headcount supporting sales, marketing, and administrative functions, and reduction of temporary cost savings measures imposed in 2009 while business levels remained below prior year levels.
     SG&A expenses, including items described above, in each of the three and nine months ended September 30, 2010, were not significantly impacted due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred in the three and nine months ended September 30, 2009.
     As a percentage of net revenues, SG&A expenses totaled 15% and 18% of net revenues in the three months ended September 30, 2010 and 2009, respectively, and 16% and 19% in the nine months ended September 30, 2010 and 2009, respectively.
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
     The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchases in the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
		(in thousands)
Cost of revenues	$2,093	$1,136	$5,957	$3,233
Research and development	4,260	2,979	13,845	8,434
Selling, general and administrative	6,896	3,469	25,069	7,711

Total stock-based compensation expense, before income taxes	13,249	7,584	44,871	19,378
Tax benefit	—	—	—	—

Total stock-based compensation expense, net of income taxes	$13,249	$7,584	$44,871	$19,378

     The table above excludes stock-based compensation expense (credit) of $0 and $2 million in the three months ended September 30, 2010 and 2009, respectively, and $(3) million and $6 million in the nine months ended September 30, 2010 and 2009, respectively, for former Quantum executives related to the acquisition, which are classified within acquisition-related charges in the condensed consolidated statements of operations.
     We have issued performance-based restricted stock units to eligible employees for a maximum of 9 million shares of our common stock under the 2005 Stock Plan. These restricted stock units vest only if we achieve all, or a portion of, certain quarterly operating margin performance criteria over the performance period of July 1, 2008 to December 31, 2012. We issued awards for up to 9.9 million units during 2008. In June 2009, the performance period was extended by one additional year to December 31, 2012 which was considered a modification to the performance-based restricted stock units. During the three and nine months ended September 30, 2010, we issued additional performance-based restricted stock units to eligible employees for up to 0.2 million and 0.5 million shares, respectively, of our common stock.
     Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. We recognize the stock-based compensation expense for our performance-based restricted stock units when we believe it is probable that we will achieve the performance criteria. The awards vest once the performance criteria are met. If the performance goals are unlikely to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. In the three months ended September 30, 2010, as a result of significant improvements in our current and forecast operating results and customer order status, we revised our estimates of our ability to meet the performance plan criteria, such that they will be achieved earlier than previously estimated and at a higher vesting level. We recorded total stock-based compensation expense related to performance-based restricted stock units of $4 million and $21 million in the three and nine months ended September 30, 2010, respectively.
Operating Income (Loss) by Segment

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(in thousands)
Microcontroller	$57,920	$(5,612)	$93,614	$(9,431)
Nonvolatile Memory	15,052	685	27,475	3,466
RF and Automotive	4,932	(3,000)	7,356	(7,904)
ASIC	7,998	(1,768)	1,822	(19,140)

Total operating income (loss)	$85,902	$(9,695)	$130,267	$(33,009)

Microcontroller
     In the three and nine months ended September 30, 2010, Microcontroller segment operating profit increased to $58 million and $94 million, respectively, compared to an operating loss of $(6) million and $(9) million in the three and nine months ended September 30, 2009, respectively, driven by higher shipment levels, improved factory loading, and a more favorable mix of higher margin products included in net revenues.
Nonvolatile Memory
     In the three and nine months ended September 30, 2010, our Nonvolatile Memories operating profit was $15 million and $27 million, respectively, compared to operating profit of $1 million and $3 million in the three and nine months ended September 30, 2009, respectively. Despite reduced revenues, operating results improved significantly compared to the prior year as a result of stronger market conditions related to pricing as well as lower production costs from improved factory loading.
RF and Automotive
     In the three and nine months ended September 30, 2010, our RF and Automotive operating profit was $5 million and $7 million, respectively, compared to operating loss of $(3) million and $(8) million in the three and nine months ended September 30, 2009, respectively, primarily driven by increased shipments.
ASIC
     In the three and nine months ended September 30, 2010, our ASIC operating income was $8 million and $2 million, respectively, compared to operating losses of $2 million and $19 million in the three and nine months ended September 30, 2009, respectively. Despite reduced revenues, operating results improved significantly compared to the prior year as a result of stronger market conditions related to pricing as well as lower production costs from improved factory loading.
Charges for Grant Repayments
     In the three months ended September 30, 2010 and 2009, we recorded accrued interest of $0.2 million and $0.3 million, respectively. In the nine months ended September 30, 2010 and 2009, we recorded accrued interest of $0.7 million and $1 million, respectively. These charges are primarily related to interest on estimated grant repayment requirements for our former Greece facility and are recorded as charges for grant repayments on the condensed consolidated statements of operations.
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
Acquisition-Related Charges
     We recorded total acquisition-related charges of $1 million and $4 million in the three months ended September 30, 2010 and 2009, respectively, and $0.4 million and $13 million in the nine months ended September 30, 2010 and 2009, respectively, related to the acquisition of Quantum Research Group Ltd. (“Quantum”), which is comprised of the following components:
     We recorded amortization of intangible assets of $1 million in each of the three months ended September 30, 2010 and 2009, respectively, and $3 million and $4 million in the nine months ended September 30, 2010 and 2009, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog.
     We recorded no stock-based compensation expense for the three months ended September 30, 2010. We recorded stock-based compensation expense of $2 million in the three months ended September 30, 2009. We recorded a stock-based compensation credit of $3 million and an expense of $6 million in the nine months ended September 30, 2010 and 2009, respectively. These assets are amortized over three to five years.
     We estimate charges related to amortization of intangible assets will be approximately $1 million for the remaining quarter in 2010.
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
Loss on Sale of Assets
     In the three and nine months ended September 30, 2010, we recorded a loss on sale of assets related to the sale of our Secure Microcontroller Solutions (“SMS”) business and our manufacturing facility in Rousset, France.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010
	(in thousands)
Secure Microcontroller Solutions	$5,715	$5,715
Rousset, France	—	94,052

Loss on Sale of Assets	$5,715	$99,767

Secure Microcontroller Solutions
     On September 30, 2010, we completed the sale of our SMS business to INSIDE, based in Aix-en-Provence, France. Under the terms of the agreement, we transferred certain assets and employee liabilities to INSIDE in return for cash consideration of $37 million, subject to a working capital adjustment. The cash proceeds of $5 million was deposited in escrow at closing, for a period of twenty months, subject to post closing claims. We may receive additional cash consideration of up to $21 million if certain financial targets are met in 2010 and 2011. In connection with the sale, we entered into other ancillary agreements. Upon closing of this transaction, we recorded a loss on sale of $6 million, which is summarized in the following table:

Three Months Ended
September 30,
(in thousands)	2010
Sales Price	$37,000

Net assets transferred, including working capital	32,420
Release of currency translation adjustment	2,412
Selling costs	3,882
Other related costs	4,001

Loss on Sale of Assets	$5,715

     In connection with the sale, we transferred net assets totaling $32 million to INSIDE.
     Our East Kilbride, UK facility was included in the assets transferred to INSIDE, resulting in the complete liquidation of our investment in this foreign entity and, as a result, we recorded a loss of $2 million related to the currency translation adjustment balance (“CTA balance”) that was previously recorded within stockholders’ equity.
     As part of the SMS sale, we incurred direct and incremental selling costs of $4 million, which represented broker commissions and legal fees. We also incurred a transfer fee of $1 million related to transferring a royalty agreement to INSIDE. These costs provided no benefit to us, and would not have been incurred if we were not selling the SMS business unit. Therefore, the direct and incremental costs associated with these services were recorded as part of the loss on sale. We also incurred other costs related to the sale of $3 million, which included performance-based bonuses of $1 million for certain employees (no executive officers were included), related to the completion of the sale.
     In connection with the SMS sale, we entered into an escrow agreement with INSIDE. According to the terms of the escrow agreement, $5 million of the sales price will be held in escrow a period of twenty months, from the date of sale for specific potential losses outlined in the escrow agreement. Upon termination of the escrow period, the escrow funds, less any validated claims, will be sent to us.
     INSIDE has entered into a three year supply agreement to source wafers from the fabrication facility in Rousset, France that we recently sold to LFoundry in the second quarter of 2010. Wafers purchased by INSIDE from LFoundry will reduce our future commitment our Wafer Supply Agreement with LFoundry.
     The SMS sale also provides INSIDE a royalty-based, non-exclusive license to certain business-related intellectual property in order to support the current SMS business and future product development.
Rousset, France
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

Three Months Ended
June 30,
(in thousands)	2010
Net assets transferred	$61,646
Fair value of Manufacturing Services Agreement	92,417
Currency translation adjustment	(97,367)
Severance cost liability	27,840
Transition services	4,746
Selling costs	3,173
Other related costs	1,597

Loss on Sale of Assets	$94,052

     In connection with the sale of the manufacturing operations, we transferred assets and liabilities specific to the manufacturing operations totaling $62 million to LFoundry, resulting in a working capital adjustment to be received from LFoundry of $2 million.
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
     The sale of the Rousset, France manufacturing operations resulted in the substantial liquidation of our investment in our European manufacturing facilities, and accordingly, we recorded a gain of $97 million related to CTA balance that was previously recorded within stockholders’ equity, as we concluded, based on guidance related to foreign currency, that we should similarly release all remaining related currency translation adjustments.
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

Restructuring Charges
     The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three and nine months ended September 30, 2010 and 2009:

	January 1,			Currency	March 31,			Currency	June 30,			Currency	September 30,
	2010			Translation	2010			Translation	2010			Translation	2010
	Accrual	Charges	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual
					(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592	$—	—	—	$1,592
Second quarter of 2008
Employee termination costs	4	—	—	(1)	3	—	—	—	3	—	—	—	3
Third quarter of 2008
Employee termination costs	557	—	—	(37)	520	—	—	(30)	490	—	—	20	510
First quarter of 2009
Employee termination costs	—	969	(398)	—	571	11	(184)	(39)	359	6	(201)	7	171
Other restructuring charges	318	—	(46)	—	272	—	(45)	—	227	—	(45)	—	182
Second quarter of 2010
Employee termination costs	—	—	—	—	—	1,603	—	(76)	1,527	1,074	(1,888)	77	790

Total 2010 activity	$2,471	$969	$(444)	$(38)	$2,958	$1,614	$(229)	$(145)	$4,198	$1,080	$(2,134)	$104	$3,248

	January 1,			Currency	March 31,			Currency	June 30,			Currency	September 30,
	2009			Translation	2009	Charges/		Translation	2009			Translation	2009
	Accrual	Charges	Payments	Adjustment	Accrual	(Credits)	Payments	Adjustment	Accrual	Charges	Payments	Adjustment	Accrual
					(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2007
Other restructuring charges	218	32	(81)	(2)	167	104	(125)	12	158	334	(492)	—	—
Second quarter of 2008
Employee termination costs	235	42	(220)	(10)	47	4	(34)	3	20	12	(19)	1	14
Third quarter of 2008
Employee termination costs	17,575	226	(10,579)	(1,028)	6,194	(441)	(3,971)	125	1,907	137	(1,402)	32	674
Fouth quarter of 2008
Employee termination costs	3,438	567	(2,854)	(10)	1,141	59	(1,145)	6	61	—	(61)	—	—
First quarter of 2009
Employee termination costs	—	1,485	(37)	(11)	1,437	(83)	(520)	205	1,039	108	(1,047)	(16)	84
Second quarter of 2009
Employee termination costs	—	—	—	—	—	2,827	(2,777)	—	50	—	(50)	—	—
Third quarter of 2009
Employee termination costs	—	—	—	—	—	—	—	—	—	200	(200)	—	—
Other restructuring charges	—	—	—	—	—	—	—			389	(26)	—	363

Total 2009 activity	$23,058	$2,352	$(13,771)	$(1,061)	$10,578	$2,470	$(8,572)	$351	$4,827	$1,180	$(3,297)	$17	$2,727

2010 Restructuring Charges
     In the three and nine months ended September 30, 2010, we incurred restructuring charges of $1 million and $4 million consisting of the following:
•	Charges of $1 million and $4 million in the three and nine months ended September 30, 2010 related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.
2009 Restructuring Charges
     In the three and nine months ended September 30, 2009, we continued to implement the restructuring initiatives announced in 2008 and incurred restructuring charges of $1 million and $6 million, respectively. The charges relating to this initiative consist of the following:
•	Net charges of $0.5 million and $5 million in the three and nine months ended September 30, 2009, respectively, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.

•	Charges of $1 million in both the three and nine months ended September 30, 2009 related to facility closure costs.
Interest and Other Income (Expense), Net
     Interest and other income (expense), net, was income of $6 million in the three months ended September 30, 2010, compared to expense of $2 million in the three months ended September 30, 2009, and income of $13 million in the nine months ended September 30, 2010, compared to expense of $10 million in the nine months ended September 30, 2009. The change to income in the three months ended September 30, 2010 was primarily due to the favorable impact of $5 million and $12 million, respectively, primarily from foreign exchange exposures from intercompany balances between our subsidiaries compared to the three and nine months ended September 30, 2010 and 2009. Included in interest expense for the three months ended September 30, 2010 is approximately $1 million related to the wafer supply agreement signed with LFoundry. We continue to have balances in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future.
     During the third quarter, we settled a significant portion of intercompany debts between our subsidiaries, resulting in $2 million of foreign exchange gains recorded for the quarter. We continue to have balances in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future.
Benefit from (Provision for) Income Taxes
     In the three months ended September 30, 2010, we recorded an income tax benefit of $137 million, compared to an income tax provision of $0.4 million in the three months ended September 30, 2009, primarily due to a discrete income tax benefit of $150 million recorded during the quarter from the settlement of its IRS audit for the years 2000 through 2003. In the nine months ended September 30, 2010, we recorded an income tax benefit of $174 million, compared to an income tax benefit of $37 million in the nine months ended September 30, 2009, primarily due to the IRS settlement and a tax benefit related to tax deductible costs incurred related to the sale of our wafer manufacturing facilities in Rousset, France in the quarter ended June 30, 2010. Excluding the impact of these discrete tax events, the provision for (benefit from) income taxes was at a higher consolidated effective rate than would have resulted if all group entities were profitable or if losses produced tax benefits.
     The IRS had previously assessed significant additional income taxes, primarily related to transfer pricing, which were resolved through the tax appeals process. As a result of the settlement, we recognized previously unrecognized tax benefits of approximately $151 million in the three months ended September 30, 2010, which resulted in a benefit to tax expense of $54 million, related to the release of previously accrued tax reserves, and an increase in gross deferred tax assets, primarily foreign tax credits and net operating losses (with a full valuation allowance) of $97,026. We also recorded an additional benefit to income tax expense of approximately $97 million, of which $48 million related to the release of previously accrued penalties and interest on the tax exposures, and $48 million related to a refund from the carryback of tax attributes to tax years prior to the audit.
     At September 30, 2010 and December 31, 2009, we had $54 million and $183 million of unrecognized tax benefits, respectively. We do not expect further significant increases or decreases to unrecognized tax benefits within the next twelve months. The decrease in income taxes payable is primarily due to the resolution of the IRS tax audit described above.
     Included within long-term liabilities at September 30, 2010 and December 31, 2009 were income taxes payable totaling $20 million and $116 million, respectively.
Liquidity and Capital Resources
     At September 30, 2010, we had $597 million of cash, cash equivalents and short-term investments, compared to $476 million at December 31, 2009. Our current ratio, calculated as total current assets divided by total current liabilities, was 2.17 at September 30, 2010, compared to 2.49 at December 31, 2009. We reduced our short-term and long-term debt obligations to $84 million at September 30, 2010 from $95 million at December 31, 2009. Working capital, calculated as total current assets less total current liabilities, increased to $652 million at September 30, 2010, compared to $596 million at December 31, 2009. Cash provided by operating activities was $215 million and $67 million in the nine months ended September 30, 2010 and 2009, respectively, and capital expenditures totaled $56 million and $15 million in the nine months ended September 30, 2010 and 2009, respectively.
     Approximately $2 million and $5 million of our investment portfolio at September 30, 2010 and December 31, 2009, respectively, were invested in auction-rate securities. In the three months ended September 30, 2010, we sold auction-rate securities to UBS at par value of $3 million.

Operating Activities
     Net cash provided by operating activities was $215 million in the nine months ended September 30, 2010, compared to $67 million in the nine months ended September 30, 2009. Net cash provided by operating activities in the nine months ended September 30, 2010 was primarily due to improved operating results, adjusting net income of $200 million for the nine month period to exclude non-cash asset impairment charges of $12 million, certain non-cash depreciation and amortization charges of $48 million, stock-based compensation charges of $42 million, and $31 million related to the non-cash portion of loss on sale related to the sale of Rousset, France manufacturing operations and our SMS business.
     Accounts receivable increased by 23% or $45 million to $239 million at September 30, 2010, from $194 million at December 31, 2009. The average days of accounts receivable outstanding (“DSO”) decreased to 49 days at September 30, 2010 from 51 days at December 31, 2009. Our accounts receivable and DSO were primarily impacted by higher revenue levels and uneven shipment linearity during the quarter.
     Inventories increased during this period, utilizing $11 million of operating cash flows in the nine months ended September 30, 2010, compared to a decrease in inventories providing $73 million of operating cash flows in the nine months ended September 30, 2009. Our days of inventory (including inventory classified as current assets held for sale) decreased to 88 days at September 30, 2010 from 102 days at December 31, 2009. Inventory levels have remained relatively flat during the first nine months of 2010 while shipments have increased significantly, resulting in a significant drop in days of inventory. Inventories consist of raw wafers, purchased specialty wafers, work-in-process and finished units. We are continuing to take measures to reduce manufacturing cycle times and improve production planning efficiency. However, the strategic need to offer competitive lead times may result in an increase in inventory levels in the future.
     In the nine months ended September 30, 2010 and 2009, we made cash payments of $4 million and $11 million, respectively, to former Quantum employees in connection with contingent employment arrangements resulting from the acquisition in 2008. We also received cash payments of $6 million related to litigation-related insurance settlements that were recorded as a reduction of operating expenses in the nine months ended September 30, 2010.
Investing Activities
     Net cash used in investing activities was $31 million in the nine months ended September 30, 2010, compared to $20 million in the nine months ended September 30, 2009. In the nine months ended September 30, 2010, we paid $56 million for acquisitions of fixed assets and $3 million for intangible assets, offset in part by net proceeds of $19 million from the sale of our SMS business and net proceeds of $17 million of sale of short-term investments. In the nine months ended September 30, 2009, we paid approximately $3 million related to contingent consideration earned by a former Quantum employee, $15 million for acquisitions of fixed assets and $5 million for intangible assets, offset in part by net proceeds of $5 million from the sale of short-term investments.
Financing Activities
     Net cash used in financing activities was $44 million in each of the nine months ended September 30, 2010 and 2009. We continued to reduce debt, with repayments of principal balances on our capital leases totaling $11 million in the nine months ended September 30, 2010 (primarily related to our real property in Rousset, France), compared to $50 million in the nine months ended September 30, 2009. Proceeds from the issuance of common stock totaled $13 million and $9 million for the nine months ended September 30, 2010 and 2009, respectively. We repurchased 7 million shares in the three months ended September 30, 2010, utilizing $41 million in cash, excluding commissions, following the authorization by our Board of Directors in August 2010 to repurchase up to $200 million in our common stock in the open market depending upon market conditions and other factors. The repurchases reduced our shares outstanding and were recorded as a reduction of additional paid-in capital in our consolidated balance sheet.
     We believe our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, available equipment lease financing, and other short-term and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.
     During the next twelve months, we expect our operations to generate positive cash flow. However, a portion of cash may be used to further repay debt, make capital investments or satisfy restructuring commitments or repurchase of our common stock. We expect that we will have sufficient cash from operations and financing sources to satisfy all debt obligations. We made $56 million in cash payments for capital equipment in the nine months ended September 30, 2010, and we expect total cash payments for capital expenditures of $100 million to $115 million in 2010. Debt obligations outstanding at September 30, 2010, which are classified as short-term, totaled $80 million. We paid $11 million to reduce debt in the nine months ended September 30, 2010. We paid $4 million in restructuring payments, primarily for employee severance in the nine months ended September 30, 2010. We expect to pay out approximately $33 million in further restructuring and fab-sale related payments over the next twelve months. During 2010 and future years, our capacity to make necessary capital investments or strategic acquisitions will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary. In the event that we cannot obtain adequate financing due to credit market conditions or must pay down our $80 million in a line of credit, we believe we have sufficient working capital funds due to the $597 million in cash, cash equivalents and short-term investments we held as of September 30, 2010 together with expected future cash flows from operations, which amounted to $215 million for the nine months ended September 30, 2010.
     On March 15, 2006, we entered into a five-year asset-backed credit facility for up to $165 million (reduced to $125 million on November 6, 2009) with certain European lenders. This facility is secured by our non-U.S. trade receivables. The eligible non-US trade receivables were $92 million at September 30, 2010, of which the amount outstanding under this facility was $80 million at September 30, 2010. Borrowings under the facility bear interest at LIBOR plus 2% per annum (approximately 2.26% based on the one month LIBOR at September 30, 2010), while the undrawn portion is subject to a commitment fee of 0.375% per annum. The outstanding balance is subject to repayment in full on the last day of its interest period (every two months). The terms of the facility subject us to certain financial and other covenants and cross-default provisions. We were in compliance with our financial covenants as of September 30, 2010. Commitment fees and amortization of up-front fees paid related to the facility in the three months ended September 30, 2010 and 2009 totaled $0.2 million and $0.3 million, respectively, and $0.7 million and $0.8 million in the nine months ended September 30, 2010 and 2009, respectively, and are included in interest and other income (expense), net, in the condensed consolidated statements of operations.
Contractual Obligations
     There were no material changes in our contractual obligations and rights outside of the ordinary course of business or other material changes in our financial condition in the nine months ended September 30, 2010 to those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on March 1, 2010, except as described below.
     The following table describes new material commitments to settle contractual obligations in cash as of September 30, 2010 (see Note 12 of Notes to Condensed Consolidated Financial Statements for further discussion):

	Payments Due by Period
	Less than	1-3	3-5
Contractual Obligations:	1 Year	Years	Years	Total
	(in thousands)
Manufacturing supply agreement with LFoundry	$113,714	$233,060	$57,765	$404,539
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of average exchange rates in the three and nine months ended September 30, 2010, compared to the average exchange rates in the three and nine months ended September 30, 2009, resulted in a decrease in income from operations of $1 million and $7 million, respectively. This impact is determined assuming that all foreign currency denominated transactions that occurred in the three and nine months ended September 30, 2010 were recorded using the average foreign currency exchange rates in the same period in 2009.
     Approximately 20% and 24% of our net revenues in the three months ended September 30, 2010 and 2009, respectively, were denominated in foreign currencies. Approximately 20% and 24% of our net revenues in the nine months ended September 30, 2010 and 2009, respectively, were denominated in foreign currencies. Operating costs denominated in foreign currencies were approximately 23% and 36% of total operating costs in the three months ended September 30, 2010 and 2009, respectively. Operating costs denominated in foreign currencies were approximately 31% and 39% of total operating costs in the nine months ended September 30, 2010 and 2009, respectively.
     Average exchange rates utilized to translate foreign currency revenues and expenses in Euro were approximately 1.27 and 1.41 Euro to the dollar in the three months ended September 30, 2010 and 2009, respectively, and 1.32 and 1.36 Euro to the dollar in the nine months ended September 30, 2010 and 2009, respectively.
     In the three months ended September 30, 2010, changes in foreign exchange rates had minimal impact to our operating results. Our net revenues for the three months ended September 30, 2010 would have been approximately $10 million higher had the average exchange rate in the current quarter remained the same as the rate in effect in the three months ended September 30, 2009. In addition, in the three months ended September 30, 2010 our operating expenses would have been approximately $9 million higher (relating to an increase in cost of revenues of $4 million; an increase in research and development expenses of $3 million; and an increase in sales, general and administrative expenses of $2 million). Therefore, our income from operations in the three months ended September 30, 2010 would have been approximately $1 million higher had exchange rates in the three months ended September 30, 2010 remained unchanged from the three months ended September 30, 2009.
     In the nine months ended September 30, 2010, changes in foreign exchange rates had an unfavorable impact on our operating results. Our net revenues for the nine months ended September 30, 2010 would have been approximately $7 million higher had the average exchange rate in the current nine-month period remained the same as the rate in effect in the nine months ended September 30, 2009. However, in the nine months ended September 30, 2010 our operating expenses would have been approximately $0.2 million higher (relating to an increase in cost of revenues of $0.6 million; an decrease in research and development expenses of $0.5 million; and an increase of $0.1 million to sales, general and administrative expenses). Therefore, our income from operations in the nine months ended September 30, 2010 would have been approximately $7 million higher had exchange rates in the nine months ended September 30, 2010 remained unchanged from the nine months ended September 30, 2009.

     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 29% of our accounts receivables were denominated in foreign currencies as of September 30, 2010 and December 31, 2009.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 14% and 27% of our accounts payable were denominated in foreign currencies as of September 30, 2010 and December 31, 2009, respectively. Approximately 5% and 15% of our debt obligations were denominated in foreign currencies as of September 30, 2010 and December 31, 2009, respectively.
Liquidity and Valuation Risk
     Approximately $2 million and $5 million of our investment portfolio at September 30, 2010 and December 31, 2009, respectively, were invested in auction-rate securities.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are party to various legal proceedings. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and financial position of Atmel. For more information regarding certain of these proceedings, see Note 8 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference into this Item. The estimate of the potential impact on our financial position or overall results of operations or cash flows for the legal proceedings described in Note 8 of Notes to Condensed Consolidated Financial Statements could change in the future. We have accrued for losses related to litigation that we consider probable and for which the loss can be reasonably estimated.

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
     Our future operating results will be subject to quarterly variations based upon a wide variety of factors, many of which are not within our control. In addition to the other factors discussed in this “Risk Factors” section, factors that could affect our operating results include:
•	the nature of both the semiconductor industry and the markets addressed by our products;

•	our transition to a fab-lite strategy;

•	our dependence on selling through distributors;

•	our increased dependence on outside foundries and their ability to meet our volume, quality and delivery objectives, particularly during times of increasing demand along with inventory excesses or shortages due to reliance on third party manufacturers;

•	global economic and political conditions;

•	compliance with U.S. and international antitrust, trade and export laws and regulations by us and our distributors;

•	fluctuations in currency exchange rates and revenues and costs denominated in foreign currencies;

•	ability of independent assembly contractors to meet our volume, quality and delivery objectives;

•	success with disposal or restructuring activities;

•	fluctuations in manufacturing yields;

•	the average margin of the mix of products we sell;

•	third party intellectual property infringement claims;

•	the highly competitive nature of our markets;

•	the pace of technological change;

•	natural disasters or terrorist acts;

•	assessment of internal controls over financial reporting;

•	ability to meet our debt obligations;

•	our ability to maintain good relationships with our customers and suppliers;

•	contracts with our customers and suppliers;

•	our compliance with international, federal and state, environmental, privacy and other regulations;

•	personnel changes;

•	performance-based restricted stock units;

•	business interruptions;

•	system integration disruptions;

•	anti-takeover effects in our certificate of incorporation and bylaws;

•	the unfunded nature of our foreign pension plans and that any requirement to fund these plans could negatively impact our cash position;

•	the effects of our acquisition strategy, such as unanticipated accounting charges, which may adversely affect our results of operations;

•	utilization of our manufacturing capacity;

•	disruptions to the availability of raw materials which could impact our ability to supply products to our customers;

•	costs associated with, and the outcome of, any litigation to which we are, or may become, a party;

•	product liability claims that may arise, which could result in significant costs and damage to our reputation;

•	audits of our income tax returns, both in the U.S. and in foreign jurisdictions;

•	complexity of our legal entity organizational structure; and

•	compliance with economic incentive terms in certain government grants.
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
     THE EFFECTS OF THE RECENT GLOBAL RECESSIONARY MACROECONOMIC ENVIRONMENT HAVE ADVERSELY AFFECTED OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.
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
     As part of our fab-lite strategy, we have reduced the number of manufacturing facilities we own. In May 2008, we completed the sale of our North Tyneside, United Kingdom wafer fabrication facility. In December 2008, we sold our wafer fabrication operation in Heilbronn, Germany, and in June 2010, we sold our Rousset, France manufacturing operations. In the future, we will be increasingly relying on the utilization of third-party foundry manufacturing partners. As part of this transition we have expanded and will continue to expand our foundry relationships by entering into new agreements with third-party foundries. If these agreements are not completed on a timely basis, or the transfer of production is delayed for other reasons, the supply of certain of our products could be disrupted, which could harm our business. In the nine months ended September 30, 2010, we manufactured approximately 73% of our products in our own wafer fabrication facilities compared to 89% in the nine months ended September 30, 2009. In addition, difficulties in production yields can often occur when transitioning to a new third-party manufacturer. If such foundries fail to deliver quality products and components on a timely basis, our business could be harmed.
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
     OUR REVENUES ARE DEPENDENT ON SELLING THROUGH DISTRIBUTORS.
     Sales through distributors accounted for 53% and 52% of our net revenues for the three months ended September 30, 2010 and 2009, respectively, and 54% and 50% in the nine months ended September 30, 2010 and 2009, respectively. We market and sell our products through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon relatively short notice to the other party. These agreements are non-exclusive and also permit our distributors to offer our competitors’ products.
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
     When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which will reduce revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. In Europe, where our significant operations have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of average exchange rates in the three and nine months ended September 30, 2010, compared to the average exchange rates in the three and nine months ended September 30, 2009, resulted in a decrease in income from operations of $1 million and $7 million, respectively. This impact is determined assuming that all foreign currency denominated transactions that occurred in the three and nine months ended September 30, 2010 were recorded using the average foreign currency exchange rates in the same period in 2009.
     Approximately 20% and 24% of our net revenues in the three months ended September 30, 2010 and 2009, respectively, were denominated in foreign currencies. Approximately 20% and 24% of our net revenues in the nine months ended September 30, 2010 and 2009, respectively, were denominated in foreign currencies. Operating costs denominated in foreign currencies were approximately 23% and 36% of total operating costs in the three months ended September 30, 2010 and 2009, respectively. Operating costs denominated in foreign currencies were approximately 31% and 39% of total operating costs in the nine months ended September 30, 2010 and 2009, respectively.
     Average exchange rates utilized to translate foreign currency revenues and expenses in Euro were approximately 1.27 and 1.41 Euro to the dollar in the three months ended September 30, 2010 and 2009, respectively, and 1.32 and 1.36 Euro to the dollar in the nine months ended September 30, 2010 and 2009, respectively.
     In the three months ended September 30, 2010, changes in foreign exchange rates had minimal impact to our operating results. Our net revenues for the three months ended September 30, 2010 would have been approximately $10 million higher had the average exchange rate in the current quarter remained the same as the rate in effect in the three months ended September 30, 2009. In addition, in the three months ended September 30, 2010 our operating expenses would have been approximately $9 million higher (relating to an increase in cost of revenues of $4 million; an increase in research and development expenses of $3 million; and an increase in sales, general and administrative expenses of $2 million). Therefore, our income from operations in the three months ended September 30, 2010 would have been approximately $1 million higher had exchange rates in the three months ended September 30, 2010 remained unchanged from the three months ended September 30, 2009.
     In the nine months ended September 30, 2010, changes in foreign exchange rates had an unfavorable impact on our operating results. Our net revenues for the nine months ended September 30, 2010 would have been approximately $7 million higher had the average exchange rate in the current nine-month period remained the same as the rate in effect in the nine months ended September 30, 2009. However, in the nine months ended September 30, 2010 our operating expenses would have been approximately $0.2 million higher (relating to an increase in cost of revenues of $0.6 million; an decrease in research and development expenses of $0.5 million; and an increase of $0.1 million to sales, general and administrative expenses). Therefore, our income from operations in the nine months ended September 30, 2010 would have been approximately $7 million higher had exchange rates in the nine months ended September 30, 2010 remained unchanged from the nine months ended September 30, 2009.
     We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 29% of our accounts receivables were denominated in foreign currency as of September 30, 2010 and December 31, 2009.
     We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 14% and 27% of our accounts payable were denominated in foreign currency as of September 30, 2010 and December 31, 2009, respectively. Approximately 5% and 15% of our debt obligations were denominated in foreign currency as of September 30, 2010 and December 31, 2009, respectively.

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
     WE FACE BUSINESS DISRUPTION RISKS AS WELL AS THE RISK OF SIGNIFICANT UNANTICIPATED COSTS ASSOCIATED WITH DISPOSAL OR RESTRUCTURING ACTIVITIES.
     In the first quarter of 2009, we announced our intention to pursue strategic alternatives for our ASIC business and related manufacturing assets as part of our transformation plan, which is aimed at focusing on our high-growth and high-margin businesses. In June 2010, we sold our Rousset, France manufacturing operations. In January 2010, we announced that following a comprehensive review of alternatives for our ASIC business, we would continue to explore the potential sale of our Smart Card (SMS) business located in Rousset, France and East Kilbride, UK and that we intended to discontinue potential sale discussions for our Customer Specific Products (CSP) and Aerospace businesses. On September 30, 2010, we announced that we closed a transaction with INSIDE Contactless S.A. (“INSIDE”) by which INSIDE purchased, for cash consideration, our Secure Microcontroller Solutions (“SMS”) business based in Rousset, France and East Kilbride, U.K. We are continually reviewing potential changes in our business and asset portfolio throughout our worldwide operations, including those located in Europe in order to enhance our overall competitiveness and viability. However, reducing our wafer fabrication capacity involves significant potential costs and delays, particularly in Europe, where the extensive statutory protection of employees imposes substantial restrictions on employers when the market requires downsizing. We may incur additional costs including compensation to employees and the potential requirement to repay governmental subsidies. We have in the past and may in the future experience labor union or workers council objections, or labor unrest actions (including possible strikes), which could result in reduced production output. Significant reductions to output or increases in cost could harm our business and operating results.
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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.
     Net revenues outside the United States accounted for 84% and 83% of our net revenues in the three and nine months ended September 30, 2010, respectively, compared to 82% in each of the three and nine months ended September 30, 2009. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:
•	greater difficulty in protecting intellectual property;

•	reduced flexibility and increased cost of staffing adjustments;

•	longer collection cycles;

•	legal and regulatory requirements, including antitrust laws, export license requirements, trade barriers, tariffs and tax laws, and environmental and privacy regulations and changes to those laws and regulations; and

•	general economic and political conditions in these foreign markets.
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
     Further, we purchase a significant portion of our raw materials and equipment from foreign suppliers, and we incur labor and other operating costs in foreign currencies. As a result, our costs will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could harm our operating results.
     Approximately 20% and 24% of our net revenues in the three months ended September 30, 2010 and 2009, respectively, were denominated in foreign currencies. Approximately 20% and 24% of our net revenues in the nine months ended September 30, 2010 and 2009, respectively, were denominated in foreign currencies. Operating costs denominated in foreign currencies were approximately 23% of total operating costs in the three months ended September 30, 2010, compared to 36% in the three months ended September 30, 2009. Operating costs denominated in foreign currencies were approximately 31% and 39% of total operating costs in the nine months ended September 30, 2010 and 2009, respectively.
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
     As of September 30, 2010, our total debt was $84 million, compared to $95 million at December 31, 2009. Our debt-to-equity ratio was 0.86 at September 30, 2010 and 0.82 at December 31, 2009. Increases in our debt-to-equity ratio could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and make us more vulnerable to industry downturns and competitive pressures.
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
     Our sales terms for Asian distributors generally include limited rights of return and stock rotation privileges. However, as we evaluate how to refine our distribution strategy, we may need to modify our sales terms or make changes to our distributor base, which may impact our future revenues in this region. It may take time for us to convert systems and processes to support modified sales terms. It may also take time for us to identify financially viable distributors and help them develop high quality support services. There can be no assurances that we will be able to manage these changes in an efficient and timely manner, or that our net revenues, result of operations and financial position will not be negatively impacted as a result.
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
ACCOUNTING FOR OUR PERFORMANCE-BASED RESTRICTED STOCK UNITS IS SUBJECT TO JUDGMENT AND MAY LEAD TO UNPREDICTABLE EXPENSE RECOGNITION.
     We have issued performance-based restricted stock units to eligible employees for a maximum of 9 million shares of our common stock under the 2005 Stock Plan. These restricted stock units vest only if we achieve all, or a portion of, certain quarterly operating margin performance criteria over the performance period of July 1, 2008 to December 31, 2012. We issued awards for up to 9.9 million units during 2008. In September 2009, the performance period was extended by one additional year to December 31, 2012 which was considered a modification to the performance-based restricted stock units. During the three and nine months ended September 30, 2010, we issued additional performance-based restricted stock units to eligible employees for up to 0.2 million and 0.5 million shares of our common stock.
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
     In the fourth quarter of 2009, after significant improvement to operating results and customer order rates, we recorded stock-based compensation expense of $3 million, as we re-assessed the probability of achieving the performance criteria and estimated that it is probable that a portion of the performance criteria will be achieved by December 31, 2012. In the three months ended June 30, 2010, we further revised our estimates of our ability to meet the performance plan criteria, as a result of significant improvements in our current and forecasted operating results and customer order levels. We believe that we will achieve the performance targets earlier than previously estimated and at a higher vesting level, and recorded a charge during the quarter of $9 million.
     In the three and nine months ended September 30, 2010, we recorded stock-based compensation expense of $4 million and $21 million, as we believe that it is probable that the performance criteria will be achieved and that the performance shares granted will vest during the performance period, due to significantly improved operating results from higher shipments and reduced costs.
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
     We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $30 million at September 30, 2010 and $29 million at December 31, 2009. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $1 million in 2010 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively impact our cash position and operating capital.
FUTURE ACQUISITIONS MAY RESULT IN UNANTICIPATED ACCOUNTING CHARGES OR OTHERWISE ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND RESULT IN DIFFICULTIES IN ASSIMILATING AND INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES OR BUSINESSES, OR BE DILUTIVE TO EXISTING STOCKHOLDERS.
     A key element of our business strategy includes expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our skilled engineering workforce or enhance our technological capabilities. Between January 1, 1999 and September 30, 2010, we acquired four companies and certain assets of three other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. For example, on March 6, 2008, we completed the purchase of Quantum, a developer of capacitive sensing IP and solutions for user interfaces.
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
     We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. At September 30, 2010, we had $55 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2009 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.
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
     Our operating results are also adversely affected when we operate at production levels below optimal capacity. Lower capacity utilization results in certain costs being charged directly to expense and lower gross margins. During 2007, we lowered production levels significantly at our North Tyneside, United Kingdom manufacturing facility to avoid building more inventory than we were forecasting orders for. As a result, operating costs for these periods were higher than in prior periods negatively impacting gross margins. We closed our North Tyneside manufacturing facility in the first quarter of 2008. In addition, our other manufacturing facilities could experience conditions requiring production levels to be reduced below optimal capacity levels. If we are unable to operate our manufacturing facilities at optimal production levels, our operating costs will increase and gross margin and results from operations will be negatively impacted. Gross margins were positively impacted in the three and nine months ended September 30, 2010 primarily due to higher overall shipment levels, increased production levels and factory loading at our wafer fabrication facilities, and a more favorable mix of higher margin microcontroller products included in our net revenues.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about the repurchase of our common stock in open-market transactions during the three months ended September 30, 2010. See Note 6 for further discussion.

			Total Number of Shares	Appropriate Dollar Value of
			Purchased as Part of Publicly	Shares that May Yet be
	Total Number of Shares	Average Price Paid per	Announced Plans or	Purchased Under the Plans
Period	Purchased	Share ($) (1)	Programs (2)	or Programs (3)

July 1 – July 31	—	—	—	—
August 1 – August 31	7,041,969	$5.79	7,041,969	$159,223,406
September 1 – September 30	—	—	—	—

(1)	Represents the average price paid per share ($) exclusive of commissions.
(2)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(3)	These amounts correspond to a plan announced in August 2010 whereby the Board of Directors authorized the repurchase of up to $200 million of our common stock. The repurchase program does not have an expiration date. Shares repurchased under the program have been and will be retired. Amount remaining to be purchased is exclusive of commissions.
     We did not sell unregistered securities during the three months ended September 30, 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
     The following Exhibits have been filed with, or incorporated by reference into, this Report:

10.1	Facility Agreement Waiver, dated June 24, 2010, by and among Atmel SARL, Atmel Corporation, Atmel Switzerland Sarl and Bank of America, N.A.

10.2	Facility Agreement Waiver, dated August 3, 2010, by and among Atmel SARL, Atmel Corporation, Atmel Switzerland Sarl and Bank of America, N.A.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.DEF †	XBRL Taxonomy Definition Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION (Registrant)

November 9, 2010	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer
(Principal Executive Officer)

November 9, 2010	/s/ STEPHEN CUMMING
Stephen Cumming
Vice President Finance & Chief Financial Officer
(Principal Financial Officer)

November 9, 2010	/s/ DAVID MCCAMAN
David McCaman
Vice President Finance & Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Facility Agreement Waiver, dated June 24, 2010, by and among Atmel SARL, Atmel Corporation, Atmel Switzerland Sarl and Bank of America, N.A.

10.2	Facility Agreement Waiver, dated August 3, 2010, by and among Atmel SARL, Atmel Corporation, Atmel Switzerland Sarl and Bank of America, N.A.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.DEF †	XBRL Taxonomy Definition Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Commission.