Form 10-K
period 2010-12-31
ATMEL CORP
filed 2011-03-01
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 460,534,916 shares of the Registrant’s Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2010) was approximately $2,166,660,547. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2011, the Registrant had 456,889,137 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2010.

PART I

ITEM 1.	BUSINESS

FORWARD LOOKING STATEMENTS

You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2011, the expansion of the market for microcontrollers, revenues for our maXTouch products, our gross margins, anticipated revenues by geographic area, operating expenses and capital expenditures, cash flow and liquidity measures, factory utilization, new product introductions, access to independent foundry capacity and the quality issues associated with the use of third party foundries, the effects of our strategic transactions and restructuring efforts, estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A — Risk Factors, and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-K.

BUSINESS

General

We are one of the world’s leading designers, developers and suppliers of microcontrollers. We offer an extensive portfolio of capacitive touch products that integrate our microcontrollers with fundamental touch-focused intellectual property, or IP, we have developed. We also design and sell products that are complementary to our microcontroller business, including nonvolatile memory and Flash memory products, radio frequency and mixed-signal components and application specific integrated circuits. Our microcontrollers, which are self-contained computers-on-a-chip, and related products are used today in many of the world’s leading smartphones, tablet devices and other consumer and industrial electronics to provide core functionality for touch sensing, security, wireless and battery management. Our semiconductors also enable applications in many other fields, such as smart-metering for utility monitoring and billing, buttons, sliders and wheels found on the touch panels of appliances, various aerospace, industrial, and military products and systems, and electronic-based automotive components, like keyless ignition, access, engine control, lighting and entertainment systems, for standard and hybrid vehicles. Over the past several years, we successfully transitioned our business to a “fab-lite” model, lowering our fixed costs and capital investment requirements, and we currently own and operate just a single manufacturing facility.

We intend to continue leveraging our IP portfolio of more than 1,400 U.S. and foreign patents, and our significant software expertise, to further enhance the breadth of applications and solutions we offer. Our patents, and patent applications, cover important and fundamental microcontroller, capacitive touch and other technologies that support our product strategy. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. We expect the market for microcontrollers to continue to expand over time as tactile-based user interfaces become increasingly prevalent, as additional intelligence is built into an ever growing universe of everyday products, as our customers look to replace mechanical or passive controls in their products, and as power management and similar capabilities become increasingly critical to the continued development of consumer and industrial products.

We were originally incorporated in California in December 1984. In October 1999, we were reincorporated in Delaware. Our principal offices are located at 2325 Orchard Parkway, San Jose, California 95131, and our telephone number is (408) 441-0311. Our website is located at: www.atmel.com; however, the information in, or that can be accessed through, our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, through the “Investors” section of www.atmel.com and we make them available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains a website located at www.sec.gov that contains our SEC filings.

Products

We currently organize our business into four operating segments (see Note 14 of Notes to Consolidated Financial Statements for further discussion). Each of our business units offers products that compete in one or more of the end markets described below under the caption “Principal Markets and Customers.”

•	Microcontrollers. This segment includes a variety of proprietary and standard microcontrollers, the majority of which contain embedded nonvolatile memory and integrated analog peripherals. In March 2008, we acquired Quantum Research Group (“QRG”), a supplier of capacitive sensing IP solutions. As a result of that acquisition, we developed our maXTouchtm line of touch controllers. Our maXTouch controllers offer customers fully integrated touch solutions, with embedded software libraries and capabilities that allow us to enhance the functionality and features offered with these products. Results from the QRG acquired operations are considered complementary to sales of microcontroller products and are included in this segment. The Microcontroller segment comprised 54% of our net revenues for the year ended December 31, 2010, compared to 38% of our net revenues for the year ended December 31, 2009.

•	Nonvolatile Memories. This segment consists predominantly of serial interface electrically erasable programmable read-only memory (“SEEPROM”) and serial interface Flash memory products. This segment also includes parallel interface Flash memories as well as mature parallel interface electrically erasable programmable read-only memory (“EEPROM”) and erasable programmable ready-only memory (“EPROM”) devices. We also include products with military and aerospace applications in this segment. The Nonvolatile Memories segment comprised 17% of our net revenues for the year ended December 31, 2010, compared to 24% of our net revenues for the year ended December 31, 2009.

•	Radio Frequency (“RF”) and Automotive. This segment includes products designed for the automotive industry, including automobile electronics, networking and access systems, and engine, lighting and entertainment components. This segment produces and sells wireless and wired devices for industrial, consumer and automotive applications and it also provides foundry services, which produce radio frequency products for the mobile telecommunications market. The RF and Automotive segment comprised 12% of our net revenues for each of the years ended December 31, 2010 and 2009.

•	Application Specific Integrated Circuit (“ASIC”). This segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of specific applications. This segment includes products that provide hardware security for embedded digital systems. This segment also includes products with military and aerospace applications. We also develop application specific standard products (“ASSP”) for high reliability space applications, power management and secure crypto memory products. The ASIC segment comprised 17% of our net revenues for the year ended December 31, 2010, compared to 26% of our net revenues for the year ended December 31, 2009.

Within each operating segment, we offer our customers products and solutions with a range of speed, density, power usage, specialty packaging, security and other features.

Microcontrollers

Our Microcontroller segment offers customers a full range of products in the industrial, security, communications, computing and automotive markets for embedded controls. Our product portfolio consists of proprietary and non-proprietary solutions, with four major Flash-based microcontroller architectures targeted at the high volume embedded control market:

•	our proprietary Atmel AVR® 8-bit and 32-bit microcontroller platforms;

•	our embedded 32-bit ARM-based product family; and

•	our 8051 8-bit based industry standard microcontroller products.

Embedded control systems typically incorporate a microcontroller as the principal active component. A microcontroller is a self-contained computer-on-a-chip consisting of a central processing unit (“CPU”), nonvolatile program memory (Flash and EEPROM), random access memory (“RAM”) for data storage and various input/output peripheral capabilities. In addition to the microcontroller, a complete embedded control system incorporates application-specific software and may include specialized peripheral device controllers and internal or external nonvolatile memory components, such as Flash and EEPROMs, to store additional program software and various analog and interface products.

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

We believe that microcontrollers will continue to replace mechanical and other passive controls in a wide range of applications, such as lighting, automobile control functions, home automation, wireless communications, white goods and user interfaces in all products that typically require human interaction.

Atmel AVR® 8-bit and 32-bit Microcontrollers

Atmel AVR®, which is our proprietary technology, combines code-efficient architecture for “C” and assembly programming with the ability to tune system parameters throughout the product’s entire life cycle. Our AVR microcontrollers are designed to deliver enhanced computing performance at lower power consumption than any competitive products. We also offer a full suite of industry leading development tools and design support, enabling customers to easily and cost-effectively refine and improve their product offering. We have a significant development community that has evolved for our AVR products, with many developers actively collaborating through social networking sites dedicated to supporting our AVR microcontrollers.

Atmel QTouch and Atmel maXTouch

Through our QTouch® and maXTouch products, we are a leading supplier of capacitive sensing solutions for touchscreens and other touch controls.

Our maXTouch architecture combines touch sensing with sophisticated algorithms, enabling advanced capabilities on screen sizes ranging from mobile phones to tablet devices. maXTouch enables a device to track up to 16 fingers simultaneously. Its software allows a device to reject unintended touches resulting from gripping the screen or resting the palms on the device. maXTouch detects the lightest touches at very high refresh rates and low latency. This allows for enhanced responsiveness for the end user.

Our QTouch® and maXTouch devices are microcontroller-based capacitive sensing integrated circuits (“ICs”) designed to detect touch with copper electrodes on a printed circuit board (PCB) or Indium Tin Oxide (ITO) electrodes on a clear touchscreen panel, respectively. QTouch is designed for discreet touch button, slider and wheel (BSW) applications. In addition, QMatrix technology allows for the support of a much larger number of sensors in a single chip. With the flexibility our microcontroller architecture offers, a user is able to integrate multiple features in a single device such as “proximity sensing” for detecting a finger or hand at a distance and Haptic effects for providing tactile feedback.

ARM®-based Solutions

Our AT91SAM ARM-based products are designed utilizing the industry-standard 32-bit ARM7tm, ARM9tm and ARM Cortextm architectures, where we offer a range of products with and without embedded nonvolatile memories. The Atmel SAM3 Cortex M3-based and Atmel SAM7 ARM7TDMI-based microcontrollers provide a migration path from 8/16-bit microcontroller technology for applications where more system performance and larger on-chip Flash memory is required. These products are optimized for low power consumption and reduced system cost and they support QTouch technology. Selected devices integrate cryptographic accelerators and protection against physical attacks, making them suitable for financial transaction applications requiring highest security levels.

Our SAM9 ARM926-based products are highly-integrated, high-performance 32-bit embedded microprocessors, with complex analog and digital peripherals integrated on the same chip, offering high-speed connectivity, optimal data bandwidth, and rich interface support. AT91SAM customers save significant development time with the worldwide support ecosystem of industry-leading suppliers of development tools, operating systems including Linux and Android, protocol stacks and applications.

Atmel 8051

Our 8051 8-bit microcontroller product offering is based on the standard 8051 CPU and ranges from products containing 2 kilobytes (“Kbytes”) of embedded Flash memory to the largest products offering 128Kbytes of embedded Flash memory. The 8051 products address a significant portion of the 8-bit microcontroller market in which the customer already has an installed software and application base using the standard 8051 architecture.

Nonvolatile Memories

Serial Interface Products

Our serial interface products evolved from our EEPROM and Flash memory technology expertise and were developed to meet the market demand for delivery of nonvolatile memory content through specialized, low pin-count interfaces and packages. Our serial interface product portfolio encompasses the industry’s largest offering of Serial EEPROMs and two complete families of Serial Flash memories. From a system cost and silicon area perspective, it is generally more economical to employ Flash memory technology for densities of 512Kbits and above, and the similarity of the feature sets for the Atmel Serial EEPROM and Serial Flash memories allows customers to easily upgrade from densities as low as 1Kbits to as high as 64Mbits.

Atmel Serial EEPROMs

We currently offer three complete families of Serial EEPROMs, supporting industry standard I2C (2-wire), Microwiretm (3-wire), and serial peripheral interface (“SPI”) protocols. Primarily used to store personal preference data and configuration/setup data, our Serial EEPROM products can be found in a multitude of consumer, industrial, and automotive applications ranging from WLAN adapters and LCD TVs to video game systems and GPS devices.

Atmel DataFlash

Our DataFlash® family of Serial Flash memories delivers proven, reliable solutions to store varying amounts of granular data or to store both embedded program code and data while utilizing very small, low pin-count packages. DataFlash devices are the industry’s most sophisticated and feature-rich Serial Flash memories and are designed to enable advanced features and functionality in a variety of high-volume products and applications. By using DataFlash memories, customers can minimize pin counts, simplify circuit boards, and reduce power consumption, all of which contribute to higher performance and lower system costs. DataFlash products are used in a wide variety of applications such as digital answering machines, fax machines, personal computers, printers, radar detectors, security systems and energy meters.

Atmel SPI Flash

Our SPI Serial Flash family offers pin-compatible devices to the entire family of SPI Serial EEPROMs and provides customers with one of the highest performance serial memory solutions in the industry. The SPI Flash family’s enhanced architecture and features allow the devices to be used in a wider array of applications compared to devices from competing suppliers while also providing customers with a more flexible, easier-to-implement solution. Like the Serial EEPROMs and DataFlash devices, our SPI Flash products utilize ultra-small packages like dual flat no-lead, or DFNs, and wafer level chip scale packages, or WLCSPs, in addition to industry standard SOICs. SPI Flash is primarily used for code storage in a diverse set of consumer and industrial applications including high-volume products such as smartphones, tablet computers, desktop and notebook computers, hard disk drives, CD/DVD Read/Write drives, Blu-ray and DVD players, MP3 players, digital picture frames, set-top boxes (STBs) and LCD TVs.

Parallel Flash

Flash represents a technology used in nonvolatile memory devices that can be reprogrammed within a system. We have traditionally manufactured a select offering of Parallel Flash products in the past but we are phasing these products out as the industry transitions to the use of Serial Flash as a replacement for Parallel Flash.

Atmel Parallel EEPROMs

We are a leading supplier of high performance, in-system programmable Parallel EEPROMs. We believe that our Parallel EEPROM products represent the industry’s most complete offering. In the design of this product family, we have emphasized high reliability achieved through the incorporation of on-chip error detection and correction features. Parallel EEPROMs offer high endurance programmability and are highly flexible, offering faster data transfer rates and higher memory densities when compared to some serial interface architectures. These products are generally used to store frequently updated data in communications infrastructure equipment and avionics navigation systems.

Atmel EPROMs

The general one-time programmable (“OTP”) EPROM market has become more of a niche nonvolatile memory segment as other technologies such as Serial Flash become more prevalent. Our OTP EPROM products address the high-performance end of this market where demand and pricing is relatively stable. These products are generally used to store the operating code of embedded microcontroller or DSP-based systems that need a memory solution for direct code execution where the memory contents cannot be tampered with or altered by the user.

Radio Frequency (“RF”) and Automotive

Automotive RF

With our automotive RF products, we are a leading supplier for automobile access solutions. In this sector, our products include complete keyless entry solutions for wireless passive entry go systems, and the corresponding ICs for the receivers and transceivers for the access control unit, and tire pressure monitoring systems built into cars. Innovative immobilizer ICs, which incorporate the widely accepted advanced encryption standard (“AES”), offer car theft protection. In addition, we offer a wide portfolio of products enabling keyless ignition systems.

High Voltage

High voltage ICs are manufactured utilizing mixed signal high voltage technology, providing analog-bipolar, high voltage DMOS power and CMOS logic function on a single chip. Our high voltage ICs withstand and operate at high voltages and can be connected directly to the battery of a car, and focus on intelligent load drivers, local interconnect network (“LIN”) in-vehicle networking and battery management products for hybrid cars. The applications for the load drivers are primarily motor and actuator drivers and smart valve controls. Our new line of battery management ICs target Li-ion battery systems that are becoming the standard for full electric and hybrid cars. Our LIN in-vehicle networking products help car makers simplify the wire harness by using the LIN bus, which is rapidly gaining popularity. Many body electronic applications can be connected and controlled via the LIN network bus, including switches, actuators and sensors.

RF Components

The RF product line includes low frequency RF identification tag ICs targeted toward the access control market and the livestock and pet tagging markets. These ICs are used with a reader IC to make contactless identification possible for a variety of applications. Our RF products also target the industrial, scientific, and medical (ISM) RF market, including wireless remote control applications such as home alarm systems, garage door openers, remote controlled toys, wireless game consoles and many others.

Mixed Signal

Atmel’s broadcast radio product line includes an industry leading portfolio of highly integrated antenna drivers, which enable small form factor car antennas. In addition, we also offer infrared (“IR”) receivers.

ASIC

Custom ASICs

We design, manufacture and market ASICs to meet customer requirements for high-performance logic devices in a variety of customer-specific applications. Our SiliconCity® design platform utilizes our extensive libraries of qualified analog and digital IP blocks. This approach integrates system functionality into a single chip based on our unique architecture platform combined with one of the richest libraries of qualified IP blocks in the industry. By combining a variety of logic functions on a single chip, costs are reduced, design risk is minimized, time-to-market is accelerated and performance can be optimized.

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

Secure Products

Our hardware authentication devices offer a highly secure, hardened solution for reliable authentication of legitimate OEM offerings, storage for confidential information and trusted identification across wired and wireless networks. We sold our Secure Microcontroller Solutions business at the end of the third quarter of 2010. With that disposition, we no longer sell smart card ICs. We continue, however, to produce our CryptoMemory®, CryptoRF®, smart card reader chips and secure microcontrollers for point of sales terminals.

FPGAs

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

Technology

For more than 25 years, we have focused our efforts on developing advanced CMOS processes that can be used to manufacture reliable nonvolatile elements for memory and advanced logic integrated circuits. We believe that our experience in single and multiple-layer metal CMOS processing gives us a competitive advantage in developing and delivering high-density, high-speed and low-power logic and memory and logic products.

We meet customers’ demands for constantly increasing functionality on ever-smaller ICs by increasing the number of layers we use to build the circuits on a wafer and by reducing the size of the transistors and other components in the circuit. To accomplish this we develop and introduce new wafer processing techniques as necessary. We also provide our fabrication facilities with state-of-the-art manufacturing equipment and development resources that allow us to produce ICs with increasingly sophisticated features. Our current ICs incorporate effective feature sizes as small as 0.13-micron. We are developing processes that will support effective feature sizes smaller than 0.13-micron, which we expect to produce at outside wafer foundries in the future. Since 2005, we have sold five manufacturing facilities as we have moved to a “fab-lite” manufacturing model. As of December 31, 2010, we own and operate only one fabrication facility located in Colorado Springs, Colorado.

Principal Markets and Customers

Industrial

While the industrial electronics market has traditionally been considered a slow growth end-market compared to communications or computing sectors, the use of electronic content in industrial applications has begun to accelerate over the past several years. The demand for energy efficiency and productivity gains in electronic enabled systems is driving the switch from mechanical to digital solutions for products such as temperature sensors, motor controls, factory lighting, smart energy meters, capacitive touch interface and commercial appliances. We provide microcontrollers, nonvolatile memory, high-voltage and mixed-signal products that are designed to work effectively in harsh environments. Principal customers include General Electric, Honeywell, Ingenico, Itron, Siemens, Samsung and Textron.

Communications

Communications, including capacitive touchscreen technology for smartphones, wireless and wireline telecommunications and data networking, is currently one of our large end user markets. For the wireless market, we also provide nonvolatile memory and baseband and RF ASICs that are used for GSM and code-division multiple access (“CDMA”) mobile phones and their base stations, as well as two-way pagers, mobile radios, and cordless phones and their base stations. We also have a range of products based on the IEEE 802.11 wireless LAN standard, Zigbee, and on Bluetooth, a short-range wireless protocol that enables instant connectivity between electronic devices. Principal customers in the communications market include Ericsson, Fujitsu, HTC, Motorola, Nokia, Pantech, Philips, Qualcomm, Samsung, Sharp and Siemens.

Networking and Telecommunications Products

We also serve the data networking and wireline telecommunications markets, which continue to evolve due to the rapid adoption of new technologies. For these markets, we provide ASIC, nonvolatile memory and programmable logic products that are used in the switches, routers, cable modem termination systems and digital subscriber line (“DSL”) access multiplexers, which are used to build internet infrastructure. Our principal data networking and wireline telecommunications customers include Alcatel Lucent, Cisco and Siemens.

Consumer Electronics

Our products are used in many consumer electronics products. We provide microcontrollers for batteries and battery chargers that minimize the power usage by being “turned on” only when necessary. Our microcontrollers are also offered for lighting controls and touchscreen user interface applications. In addition, we provide secure tamper resistant circuits for embedded personal computer security applications.

We also sell buttons, sliders and wheels (BSW) that are used to provide tactile based user interfaces for many consumer products. Our BSW technology can be found, for example, in many home appliances, such as washing machines, dryers and refrigerators. Principal consumer electronics customers include Acer, Dell, Harmon Becker, Honeywell, Hosiden Corporation, Invensys, LG Electronics, Logitech, Matsushita, Philips, Samsung, Sanyo, Sony and Toshiba.

Computing, Storage and Printing

The computing and computing-peripherals markets are growing as a result of increasing Internet use, network connectivity and digital imaging requirements. For computing applications, we provide Flash memory, serial memory, USB hubs and ASICs for personal computers, servers and USB drives as well as capacitive touchscreen technology for tablet devices. We offer Trusted Platform Module (“TPM”) products that perform platform authentication and security for computing systems. Our biometric security IC verifies a user’s identity by scanning a finger. In today’s security conscious environment we believe TPM and biometry are finding applications where access to information, equipment and similar resources needs to be controlled or monitored. We provide ASICs, nonvolatile memory and microcontrollers for laser printers, inkjet printers, copy machines and scanners. Our principal customers in these markets include Dell, Epson, Hewlett-Packard, IBM, Intel, Lexmark, M-Systems and Samsung.

Automotive

The automobile sector continues to integrate more and more electronics solutions into its product offerings. For automotive applications, we provide body electronics for passenger comfort and convenience, safety related subsystems such as air-bag drivers, anti-lock brake control and tire pressure monitors, keyless entry transmitters, capacitive touch interface and receivers and in-vehicle entertainment components. With our introduction of high-voltage and high-temperature capable ICs we are broadening our automotive reach to systems and controls in the engine compartment. Virtually all of these are application-specific mixed signal ICs. Although the automotive industry underwent a significant dislocation from 2008 to 2010 as a result of the global economic recession, we believe that this market offers longer-term growth opportunities that will be driven by the ongoing demand for sophisticated electronic systems. Principal customers in these markets include Chrysler, Continental-Temic, Delphi, Hella, Marelli, Robert Bosch, Siemens-VDO and TRW.

Military and Aerospace

The military and aerospace industries require products that will operate under extreme conditions and are tested to higher standards than commercial products. Our circuits are available in radiation-hardened (RAD) versions that meet stringent requirements (cumulative dose, latch-up and transient phenomena) of space, avionic and industrial applications. For these applications, we provide RAD ASICs, FPGAs, nonvolatile memories and microcontrollers. Principal customers in these markets include BAE Systems, EADS, Honeywell, Litton, Lockheed-Martin, Northrop, Raytheon, Roche and Thales.

Manufacturing

Once we have fabricated wafers, we probe and test the individual circuits on them to identify those that do not function. This saves us the cost of putting mechanical packages around circuits whose failure can be determined in advance. After probe, we send all of our wafers to one of our independent assembly contractors, located in China, Indonesia, Japan, Malaysia, the Philippines, South Korea, Taiwan or Thailand where they are cut into individual chips and assembled into packages. Most of the finished products are given a final test at the assembly contractors although some are shipped to our test facilities in the United States where we perform electrical testing and visual inspection before delivery to customers.

The raw materials and equipment we use to produce our integrated circuits are available from several suppliers. We are not dependent upon any single source of supply. However, some materials have been in short supply in the past and lead times on occasion have lengthened, especially during semiconductor expansion cycles.

During 2010, we manufactured approximately 68% of our products at our wafer fabrication facility located in Colorado Springs, Colorado and our former manufacturing operation in Rousset, France. In June 2010, we sold our Rousset, France fabrication operations to LFoundry GmbH, and agreed to purchase a minimum amount of wafers from the buyer through 2014. In December 2008, we sold our wafer fabrication operations in Heilbronn, Germany to Tejas Silicon Holdings Limited and agreed to purchase a minimum amount of wafers from the buyer through 2011. In February 2008, we sold our North Tyneside, UK wafer fabrication facility and ceased wafer manufacturing operations in the United Kingdom. As a result of those sales, we currently own and operate a single fabrication facility in Colorado Springs, Colorado. We have increased production at our Colorado Springs wafer fabrication facility to help provide us with the necessary output to meet demand.

During 2010, we paid approximately $100 million for additional manufacturing equipment, primarily related to increasing our test capacity. We anticipate that capital equipment purchases for 2011, estimated at $80 million to $100 million, will be focused on maintaining existing levels of fabrication output, providing additional testing capacity and, to a limited extent, on developing advanced process technologies.

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

Marketing and Sales

We generate our revenue by selling our products directly to original equipment manufacturers (“OEMs”) and indirectly to OEMs through distributors. We market our products worldwide to a diverse base of OEMs serving primarily commercial markets. In the United States and Canada, we sell our products to large OEM accounts primarily by using manufacturers’ representatives or through national and regional distributors. Our agreements with our representatives and distributors are generally terminable by either party on short notice, subject to local laws. Direct sales to OEMs as a percentage of net revenues for the year ended December 31, 2010 were 43%, while sales to distributors were 57% of net revenues.

Sales to U.S. OEMs, as a percentage of net revenues totaled 10%, 9% and 8% for the years ended December 31, 2010, 2009 and 2008, respectively. Sales to U.S. distributors, as a percentage of net revenues, totaled 9%, 9% and 7% for the years ended December 31, 2010, 2009 and 2008, respectively. We support this sales network from our headquarters in San Jose, California and through U.S. regional offices in California, Colorado, Florida, Illinois, Massachusetts, Minnesota, North Carolina and Texas.

We sell to customers outside of the U.S. primarily by using international sales representatives and through distributors, who are managed from our foreign sales offices. We maintain sales offices in Canada, China, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, Malaysia, Mexico, Singapore, South Africa, South Korea, Sweden, Taiwan and the United Kingdom. Our sales outside the U.S. represented 84%, 83% and 86% of net revenues in 2010, 2009 and 2008, respectively. We expect revenues from our international sales and sales to distributors will continue to represent a significant portion of our net revenues. International sales and sales to distributors are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements, and foreign government regulations and risk of payment by distributors. See Item 1A — Risk Factors.

Research and Development

We believe significant investment in research and development is vital to our success, growth and profitability, and we will continue to devote substantial resources, including management time, to this activity. Our primary objectives are to increase performance of our existing products, develop new wafer processing and design technologies and draw upon these technologies and our experience in embedded applications to create new products.

For the years ended December 31, 2010, 2009 and 2008, we spent $237 million, $212 million and $260 million, respectively, on research and development. Research and development expenses are charged to operations as incurred. We expect these expenditures will increase in the future as we continue to invest in new products and new processing technology.

Competition

We operate in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as Cypress, Freescale, Fujitsu, Hitachi, Infineon, Intel, Microchip, NXP Semiconductors, ON Semiconductor, Renesas, Samsung, Spansion, STMicroelectronics, Synaptics and Texas Instruments. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last three years, we have experienced significant price competition in several business segments, especially in our Nonvolatile Memory segment for EPROM, Serial EEPROM, and Flash memory products, and in our Microcontroller segment for commodity microcontrollers. We expect continuing competitive pressures in our markets from existing competitors and new entrants, new technology and cyclical demand, which, among other factors, will likely result in continuing pressure to reduce future average selling prices for our products.

Patents and Licenses

Our success and future product revenue growth depend, in part, on our ability to protect our IP. We rely primarily on patents, copyrights, trademarks and trade secrets, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. However, these may not provide meaningful or adequate protection for all of our IP.

As of December 31, 2010, we had 1,443 U.S. and foreign patents and 583 published patent applications. These patents, and our patent applications, cover important and fundamental microcontroller, capacitive touch and other technologies that support our product strategy. We operate an internal program to identify patentable developments and we file patent applications wherever necessary to protect our proprietary technologies.

The semiconductor industry is characterized by vigorous protection and pursuit of IP rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. From time to time, we receive communications from third parties asserting patent or other IP rights covering our products or processes. In order to avoid the significant costs associated with our defense in litigation involving such claims, we may license the use of the technologies that are the subject of these claims from such companies and be required to make corresponding royalty payments, which may adversely affect our operating results.

We have several cross-license agreements with other companies. In the future, it may be necessary or advantageous for us to obtain additional patent licenses from existing or other parties, but these license agreements may not be available to us on acceptable terms, if at all.

Employees

At December 31, 2010, we employed approximately 5,200 employees, compared to approximately 5,600 employees at December 31, 2009. Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly highly skilled design, process and test engineers necessary for the manufacture of existing products and the research and development of new products and processes. The competition for such personnel is intense, and the loss of key employees, most of whom are not subject to an employment agreement or a post-employment non-competition agreement, could adversely affect our business.

Backlog

We accept purchase orders for deliveries covering periods from one day up to approximately one year from the date on which the order is placed. However, purchase orders, consistent with common industry practices, can generally be revised or cancelled by the customer without penalty. In addition, significant portions of our sales are ordered with relatively short lead times, often referred to as “turns business.” Considering these industry practices and our experience, we do not believe the total of customer purchase orders outstanding (backlog) provides meaningful information that can be relied on to predict actual sales for future periods.

Geographic Areas

In 2010, 16% of our net revenues were derived from customers in the United States, 55% from customers in Asia, 27% from customers in Europe and 2% from the rest of the world. We determine the location of our customers based on the destination to which we ship our products for the benefit of those customers.

As of December 31, 2010, we owned long-lived assets in the United States with a remaining net book value amounting to $106 million, in France amounting to $31 million, in Germany amounting to $19 million, and in the United Kingdom amounting to $1 million. See Note 14 of Notes to Consolidated Financial Statements for further discussion.

Seasonality

The semiconductor industry is increasingly characterized by annual seasonality and wide fluctuations of supply and demand. A significant portion of our revenue comes from sales to customers supplying consumer markets and from international sales. As a result, our business may be subject to seasonally lower revenues in particular quarters of our fiscal year, especially as many of our larger consumer focused customers tend to have stronger sales later in the fiscal year as they prepare for the major holiday selling seasons.

The industry has also been affected by significant shifts in consumer demand due to economic downturns or other factors, which may result in volatility in order patterns and lead times, sudden shifts in product demand and periodic production over-capacity. We have, in the past, experienced substantial quarter-to-quarter fluctuations in revenues and operating results and expect, in the future, to continue to experience short term period-to-period fluctuations in operating results due to general industry or economic conditions.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operations. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In addition, these risks and uncertainties may affect the “forward-looking” statements described elsewhere in this Form 10K and in the documents incorporated herein by reference. They could also affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.

OUR REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS, WHICH MAY RESULT IN VOLATILITY OR A DECLINE IN OUR STOCK PRICE.

Our future operating results will be subject to quarterly variations based upon a variety of factors, many of which are not within our control. In addition to the other factors discussed in this “Risk Factors” section, factors that could affect our operating results include:

•	the success of end products marketed by our customers and our ability to effectively reduce the prices for the products we sell into those end products;

•	the cyclical nature of both the semiconductor industry and the markets addressed by our products;

•	our transition to a fab-lite strategy;

•	our dependence on selling through distributors;

•	our increased dependence on independent foundries and their ability to meet our volume, quality and delivery objectives;

•	compliance with U.S. and international antitrust, trade and export laws and regulations by us and our distributors;

•	fluctuations in currency exchange rates and revenues and costs denominated in foreign currencies, which can adversely affect our operating margins;

•	ability of independent assembly contractors to meet our volume, quality and delivery objectives;

•	success with disposal or restructuring activities;

•	implementation of new manufacturing technologies and fluctuations in manufacturing yields;

•	third party intellectual property infringement claims;

•	the highly competitive nature of our markets and our ability to keep pace with technological change;

•	our dependence on international sales and operations;

•	natural disasters, terrorist acts or similar unforeseen events or circumstances;

•	assessment of internal controls over financial reporting;

•	our ability to maintain good relationships, and our contract terms with our customers and suppliers;

•	our compliance with international, federal and state environmental regulations;

•	personnel changes;

•	accounting for our performance-based restricted stock units;

•	anti-takeover effects in our certificate of incorporation and bylaws;

•	the unfunded nature of our foreign pension plans and that any requirement to fund these plans could negatively impact our cash position;

•	acquisitions we may undertake and the effects on those acquisitions on our operations and financial performance;

•	utilization of our manufacturing capacity;

•	disruptions in the availability of raw materials which could impact our ability to supply products to our customers;

•	product liability claims that may arise, which could result in significant costs and damage to our reputation;

•	audits of our income tax returns, both in the U.S. and in foreign jurisdictions;

•	global economic and political conditions, especially in light of the recent global economic recession that continues to affect countries throughout the world; and

•	costs associated with, and the outcome of, any litigation to which we are, or may become, a party;

Any unfavorable changes in any of these factors could harm our operating results and may result in volatility or a decline in our stock price. In addition, from time to time, our annual revenues and operating results can become increasingly dependent upon orders booked and shipped within a given quarter and, accordingly, our annual results can become less predictable and subject to greater variability.

WE DEPEND SUBSTANTIALLY ON THE SUCCESS OF OUR CUSTOMERS’ END PRODUCTS, OUR NEW PRODUCTS AND ON OUR ABILITY TO REDUCE THE AVERAGE SELLING PRICE OF OUR PRODUCTS OVER TIME.

We believe that our future sales will depend substantially on the success of our customers’ end products, our new products and our ability to reduce the average selling price of our products over time. Our new products are generally incorporated into our customers’ products or systems at their design stage. However, so-called design wins can precede volume sales by a year or more. We may not be successful in achieving design wins or design wins may not result in future revenues, which depend in large part on our customer’s ability to sell their end products or systems within the market.

Rapid innovation within the semiconductor industry also continually increases pricing pressure, especially on products containing older technology. We experience that pricing pressure, just as many of our competitors do. Product life cycles are relatively short, and as a result, products tend to be replaced by more technologically advanced substitutes on a regular basis. In turn, demand for older technology falls, causing the price at which such products can be sold to drop, often quickly. As a result, the average selling price of each of our products usually declines as individual products mature and competitors enter the market. To offset average selling price decreases and to continue profitably supplying our products, we rely primarily on reducing costs to manufacture our products, improving our process technologies and production efficiency, increasing product sales to absorb fixed costs and introducing new, higher priced products that incorporate advanced features or integrated technologies to address new or emerging markets. Our operating results could be harmed if such cost reductions, production improvements, increased product sales and new product introductions do not occur in a timely manner.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS.

The semiconductor industry has historically been cyclical, characterized by annual seasonality and wide fluctuations in product supply and demand. The semiconductor industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Global semiconductor sales decreased 3% to $249 billion in 2008 and 9% to $226 billion in 2009. Global semiconductor sales increased 32% to $298 billion in 2010 from 2009.

Our operating results have been adversely affected in the past by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity and declining gross margins. In the past, we have recorded significant charges to recognize impairment in the value of our manufacturing equipment, the cost to reduce our workforce, and other restructuring costs. Our business may be harmed in the future by cyclical conditions in the semiconductor industry as a whole and also by any slower growth in any of the specific markets served by our products.

A significant portion of our revenue comes from sales to customers supplying consumer markets and from international sales. As a result, our business may be subject to seasonally lower revenues in particular quarters of our fiscal year. The semiconductor industry has also been affected by significant shifts in consumer demand due to economic downturns or other factors, which can exacerbate the cyclicality within the industry and result in further diminished product demand and production over-capacity. We have, in the past, experienced substantial quarter-to-quarter fluctuations in revenues and operating results and expect, in the future, to continue to experience short term period-to-period fluctuations in operating results due to general industry and economic conditions.

WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS AS WE TRANSITION TO A FAB-LITE STRATEGY AND INCREASE DEPENDENCE ON INDEPENDENT FOUNDRIES, BECAUSE THOSE FOUNDRIES MAY NOT HAVE ADEQUATE CAPACITY TO FULFILL OUR NEEDS AND MAY NOT MEET OUR QUALITY AND DELIVERY OBJECTIVES OR MAY ABANDON FABRICATION PROCESSES THAT WE REQUIRE.

As part of our fab-lite strategy, we have reduced the number of manufacturing facilities we own. In May 2008, we completed the sale of our North Tyneside, United Kingdom wafer fabrication facility. In December 2008, we sold our wafer fabrication operation in Heilbronn, Germany, and in June 2010, we sold our Rousset, France manufacturing operations. As a result, we currently operate only one manufacturing facility in Colorado Springs, Colorado and we increasingly rely on independent third-party foundry manufacturing partners to manufacture certain products. As part of this transition, we have expanded and will continue to expand our foundry relationships by entering into new agreements with third-party foundries. If these agreements are not completed on a timely basis, or the transfer of production is delayed for other reasons, the supply of certain products could be disrupted, which could harm our business. In addition, difficulties in production yields can often occur when transitioning to a new third-party foundry. If our foundries fail to deliver quality products and components on a timely basis, our business could be harmed. For the year ended December 31, 2010, we manufactured approximately 68% of our products in our own wafer fabrication facilities compared to 88% for the year ended December 31, 2009. We expect over time that an ever increasing portion of our wafer fabrication, especially as we seek to expand capacity, will be undertaken by third party foundries.

Implementation of our fab-lite strategy exposes us to the following risks:

•	reduced control over delivery schedules and product costs;

•	manufacturing costs that are higher than anticipated;

•	inability of our manufacturing subcontractors to develop manufacturing methods appropriate for our products and their unwillingness to devote adequate capacity to produce our products;

•	possible abandonment of key fabrication processes by our foundry subcontractors for products that are strategically important to us;

•	decline in product quality and reliability;

•	inability to maintain continuing relationships with our foundries;

•	restricted ability to meet customer demand when faced with product shortages; and

•	increased opportunities for potential misappropriation of our intellectual property.

If any of the above risks occur, we could experience an interruption in our supply chain or an increase in costs, which could delay or decrease our revenue and adversely affect our business.

We hope to mitigate these risks with a strategy of qualifying multiple foundry subcontractors. However, there can be no guarantee that any strategy will eliminate these risks. Additionally, since most independent foundries are located in foreign countries, we are subject to risks generally associated with contracting with foreign manufacturers, including currency exchange fluctuations, political and economic instability, trade restrictions, changes in tariff and freight rates and import and export regulations. Accordingly, we may experience problems maintaining expected timelines and the adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

The terms in which we will be able to obtain wafer production for our products, and the timing and volume of such production will be substantially dependent on future agreements to be negotiated with independent foundries. We cannot be certain that the agreements we reach with such foundries will be on terms reasonable to us. For example, any future agreements with independent foundries may have short terms, may not be renewable, and may provide inadequate certainty regarding the supply and pricing of wafers for our products.

If demand for our product increases significantly, we may not be able to guarantee that our third party foundries will be able to increase their manufacturing capacity to a level that meets our requirements, thereby preventing us from meeting our customer demand and potentially harming our business and customer relationships. Also, even if our independent foundries are able to meet our increased demand, those foundries may decide to charge significantly higher wafer prices to us. That could reduce our gross margins or require us to offset the increased prices by increasing corresponding prices to our customers, either of which could harm our business and operating results.

OUR REVENUES ARE DEPENDENT TO A LARGE EXTENT ON SELLING THROUGH THIRD PARTY DISTRIBUTORS.

Sales through distributors accounted for 57%, 55% and 48% of our net revenues for the years ended December 31, 2010, 2009 and 2008, respectively. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with third-party distributors can generally be terminated for convenience by either party upon relatively short notice. These agreements are non-exclusive and also permit our distributors to offer our competitors’ products.

If any significant distributor or a substantial number of our distributors terminated their relationship with us, decided to market our competitors’ products in preference to our products, were unable to sell our products or were unable to pay us for products sold for any reason, our ability to bring our products to market could be adversely affected, we could have difficulty in collecting outstanding receivable balances, or we could incur other charges or adjustments, any of which could have a material adverse effect on our revenues and operating results. For example, in the three months ended December 31, 2008, we recorded a one time bad-debt charge of $12 million related to outstanding invoices after one of our Asian distributors appeared on the U.S. Department of Commerce Entity List.

OUR REVENUE REPORTING IS HIGHLY DEPENDENT ON RECEIVING ACCURATE SELL-THROUGH INFORMATION FROM OUR DISTRIBUTORS. IF WE RECEIVE INACCURATE OR LATE INFORMATION FROM OUR DISTRIBUTORS, OUR FINANCIAL REPORTING COULD BE MISSTATED.

Our revenue reporting is highly dependent on receiving pertinent, accurate and timely data from our distributors. As our distributors resell products, they provide us with periodic data regarding the products sold, including prices, quantities, end customers, and the amount of our products they still have in stock. Because the data set is large and complex and because there may be errors in the reported data, we must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. Actual results could vary unfavorably from our estimates, which could affect our operating results and could adversely affect our business.

IN SOME CASES, WE PROVIDE PRICE PROTECTION TO OUR DISTRIBUTORS ON THE INVENTORY THEY CARRY. SIGNIFICANT DECLINES IN THE VALUE OF THAT INVENTORY, OR OTHER PRICE DECLINES IN OUR PRODUCTS, MAY REQUIRE US TO UNDERTAKE INVENTORY WRITE-DOWNS OR OTHER EXPENSES TO REIMBURSE OUR DISTRIBUTORS FOR THOSE CHANGES IN VALUE.

Distributors typically maintain an inventory of our products. For certain distributors, we have signed agreements that protect the value of their inventory of our products against price reductions, as well as provide for rights of return under specific conditions. Certain agreements with our distributors also contain standard stock rotation provisions permitting limited levels of product returns. We defer the gross margins on our sales to these distributors until the applicable products are re-sold by the distributors and reported to us. However, in the event of an unexpected significant decline in the price of our products or significant return of unsold inventory, we may experience inventory write-downs, charges to reimburse costs incurred by distributors, or other charges or adjustments, any of which could result in a material adverse impact to our revenues and operating results.

WE BUILD SEMICONDUCTORS BASED, FOR THE MOST PART, ON NON-BINDING FORECASTS FROM OUR CUSTOMERS. AS A RESULT, CHANGES TO FORECASTS FROM ACTUAL DEMAND MAY RESULT IN EXCESS INVENTORY OR OUR INABILITY TO FILL CUSTOMER ORDERS ON A TIMELY BASIS, WHICH MAY HARM OUR BUSINESS.

We schedule production and build semiconductor devices based primarily on non-binding forecasts from customers and our own internal forecasts. Typically, customer orders, consistent with general industry practices, may be cancelled or rescheduled with short notice to us. In addition, our customers frequently place orders requesting product delivery in a much shorter period than our lead time to fully fabricate and test devices. Because the markets we serve are volatile and subject to rapid technological, price and end user demand changes, our forecasts of unit quantities to build may be significantly incorrect. Changes to forecasted demand from actual demand may result in us producing unit quantities in excess of orders from customers, which could result in the need to record additional expense for the write-down of inventory and negatively affect our gross margins and results of operations.

Our forecasting risks may increase as we transition to a fab-lite strategy because we will have less control over modifying production schedules to match changes in forecasted demand. If we commit to obtaining foundry wafers and cannot cancel or reschedule commitments without material costs or cancellation penalties, we may be forced to purchase inventory in excess of demand, which could result in a write-down of inventories and negatively affect our gross margins and results of operations.

Conversely, failure to produce or obtain sufficient wafers for increased demand could cause us to miss revenue opportunities and could affect our customers’ ability to sell products, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations. For example, for the year ended December 31, 2010, shipments of our ASIC and memory products were unfavorably affected by limited production capacity, as we allocated wafers to microcontroller customers in an effort to meet significantly increased demand for those products during 2010. In order to support our ASIC and memory customers in 2011, we have increased orders for wafers from independent foundries.

OUR INTERNATIONAL SALES AND OPERATIONS ARE SUBJECT TO COMPLEX LAWS RELATING TO TRADE, EXPORT CONTROLS, FOREIGN CORRUPT PRACTICES AND ANTI-BRIBERY LAWS AMONG MANY OTHERS, AND A VIOLATION OF, OR CHANGE IN, THESE LAWS COULD ADVERSELY AFFECT OUR OPERATIONS.

For hardware, software or technology exported from, or otherwise subject to the jurisdiction of, the United States, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). Hardware, software and technology exported from other countries may also be subject to local laws and regulations governing international trade. Under these laws and regulations, we are responsible for obtaining all necessary licenses and approvals for exports of hardware, software and technology, as well as the provision of technical assistance. We are also required to obtain all necessary export licenses prior to transferring technical data or software to foreign persons. In addition, we are required to obtain necessary export licenses prior to the export or re-export of hardware, software and technology to any person identified on the U.S. Department of Commerce Denied Persons or Entity List, the U.S. Department of Treasury’s Specially Designated Nationals or Blocked Persons List or the Department of State’s Debarred List. Products for use in nuclear, chemical/biological weapons, rocket systems or unmanned air vehicle applications also require similar export licenses.

We are enhancing our export compliance program, including analyzing product shipments and technology transfers. We are also working with U.S. government officials to ensure compliance with applicable U.S. export laws and regulations and developing additional operational procedures. However, export laws and regulations are highly complex and vary from jurisdiction to jurisdiction and a determination by U.S. or local governments that we have failed to comply with one or more of these export control laws or trade sanctions, including failure to properly restrict an export to the persons or countries set forth on government restricted party lists, could result in significant civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers and exclusion from participation in U.S. government contracts. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors, foundries or other third parties. We have, in the past, previously experienced a situation in which one of our distributors was added to the U.S. Department of Commerce Entity List, resulting in our terminating our relationship with that distributor. Any one or more of these sanctions or a change in law or regulations could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to complex laws that seek to regulate the payment of bribes or other forms of compensation to foreign officials or persons affiliated with companies or organizations in which foreign governments may own an interest or exercise control. The Foreign Corrupt Practices Act in the United States requires United States companies to comply with an extensive legal framework to prevent bribery of foreign officials. The laws are complex and require that we closely monitor local practices of our overseas offices. The United States Department of Justice has recently heightened enforcement of these laws. In addition, other countries continue to implement similar laws that may have extra-territorial effect. The United Kingdom, where we have operations, has recently adopted, but not yet implemented, the U.K. Bribery Act that could impose significant oversight obligations on us and could have application to our operations outside of the United Kingdom. The costs for complying with these and similar laws may be significant and could reasonably be expected to require significant management time and focus. Any violation of these or similar laws, intentional or unintentional, could have a material adverse effect on our business, financial condition or results of operations.

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES THAT COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS AND CASH FLOWS, AND REVENUES AND COSTS DENOMINATED IN FOREIGN CURRENCIES COULD ADVERSELY AFFECT OUR OPERATING RESULTS AS A RESULT OF FOREIGN CURRENCY MOVES AGAINST THE DOLLAR.

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our financial results and cash flows. Our primary exposure relates to operating expenses in Europe.

When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product. This would reduce our revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. The net effect of average exchange rates for the year ended December 31, 2010, compared to the average exchange rates for the year ended December 31, 2009, resulted in a decrease in income from operations of $12 million. This impact is determined assuming that all foreign currency denominated transactions that occurred for the year ended December 31, 2010 were recorded using the average foreign currency exchange rates in the same period in 2009.

We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. We have not historically sought to hedge our foreign currency exposure, although we may determine to do so in the future.

WE DEPEND ON INDEPENDENT ASSEMBLY CONTRACTORS WHICH MAY NOT HAVE ADEQUATE CAPACITY TO FULFILL OUR NEEDS AND WHICH MAY NOT MEET OUR QUALITY AND DELIVERY OBJECTIVES.

After wafer testing, we ship the wafers to one of our independent assembly contractors located in China, Indonesia, Japan, Malaysia, the Philippines, South Korea, Taiwan or Thailand where the wafers are separated into die, packaged and, in some cases, further tested. Our reliance on independent contractors to assemble, package and test our products may expose us to significant risks, including the following:

•	reduced control over quality and delivery schedules;

•	the potential lack of adequate capacity;

•	discontinuance or phase-out of our contractors’ assembly processes;

•	inability of our contractors to develop and maintain assembly and test methods and equipment that are appropriate for our products;

•	lack of long-term contracts and the potential inability to secure strategically important service contracts on favorable terms, if at all; and

•	increased opportunities for potential misappropriation of our intellectual property.

In addition, our independent contractors may not continue to assemble, package and test our products for a variety of reasons. Moreover, because our independent contractors are located in foreign countries, we are subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions, including export controls, and changes in tariff and freight rates. Accordingly, we may experience problems in timelines and the adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

WE MAY FACE BUSINESS DISRUPTION RISKS, AS WELL AS THE RISK OF SIGNIFICANT UNANTICIPATED COSTS, AS WE CONSIDER CHANGES IN OUR BUSINESS AND ASSET PORTFOLIO.

We are continually reviewing potential changes in our business and asset portfolio throughout our worldwide operations, including those located in Europe, in order to enhance our overall competitiveness and viability. Disposal and restructuring activities that we have taken, and may take in the future, can divert significant time and resources, can involve substantial costs and lead to production and product development delays and may fail to enhance our overall competitiveness and viability as intended, any of which can negatively impact our business. Since 2008, we have sold three manufacturing facilities and completed one other significant asset sale.

We have in the past and may, in the future, experience labor union or workers council objections, or labor unrest actions (including possible strikes), when we seek to reduce our manufacturing or operating facilities in Europe and other regions. Many of our operations are located in countries and regions that have extensive employment regulations that we must comply with in order to reduce our workforce, and we may incur significant costs to complete such exercises. Any of those events could have an adverse effect on our business and operating results.

We continue to evaluate the existing restructuring accruals related to restructuring plans previously implemented. As a result, there may be additional restructuring charges or reversals or recoveries of previous charges. However, we may incur additional restructuring and asset impairment charges in connection with additional restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results.

OUR PERIODIC DISPOSAL ACTIVITIES HAVE IN THE PAST AND MAY, IN THE FUTURE, TRIGGER IMPAIRMENT CHARGES AND/OR RESULT IN A LOSS ON SALE OF ASSETS.

Our disposal activities have in the past and may, in the future, trigger restructuring, impairment and other accounting charges and/or result in a loss on sale of assets. Any of these charges or losses could cause the price of our common stock to decline.

For example, in the fourth quarter of 2009, we announced that we entered into an exclusivity agreement with LFoundry GmbH for the purchase of our manufacturing operations in Rousset, France. As a result of this agreement, we determined that certain assets and liabilities were no longer included in the disposal group as they were not being acquired or assumed by the buyer, and as result, we reclassified these assets and liabilities back to held and used as of December 31, 2009 and recorded an asset impairment charge of $80 million. In determining any potential write down of these assets and liabilities, we considered both the net book value of the disposal group, which was $83 million, and the related credit balance of $129 million for foreign currency translation adjustments (“CTA balance”) that is recorded within stockholders’ equity. As a result, no impairment charge was recorded for the disposal group as its carrying value, net of the CTA balance, could not be reduced to below zero. In the three months ended June 30, 2010, the CTA balance remaining in stockholders’ equity of $97 million was released. In the three months ended June 30, 2010, we recorded an additional $12 million asset impairment charge.

TO OBTAIN CAPACITY, WE MAY SOMETIMES ENTER INTO “TAKE-OR-PAY” AGREEMENTS WITH WAFER MANUFACTURERS. IF THE PRICING FOR THOSE WAFERS EXCEEDS THE PRICES WE COULD HAVE OTHERWISE OBTAINED IN THE OPEN MARKET, WE MAY INCUR A CHARGE TO OUR OPERATING RESULTS.

In connection with the sale of our manufacturing operations in Rousset, France in June 2010, we entered into a manufacturing services agreement pursuant to which we will purchase wafers from LFoundry until 2014 on a “take-or-pay” basis. If the purchase price of the wafers under that type of agreement is higher than the fair value of the wafers at the time of purchase, based on the pricing we could have obtained from third-party foundries, we would be required to take a charge to our financial statements to reflect the above market price we have agreed to pay. In 2010, we recorded a charge of $92 million for the three months ended June 30, 2010 to reflect above market wafer prices that we were required to pay under our LFoundry agreement.

Similarly, in connection with the sale of our manufacturing operations in Heilbronn, Germany in December 2008, we entered into a wafer supply agreement pursuant to which we will purchase wafers from Telefunken Semiconductors GmbH & Co. KG (“TSG”). Under the supply agreement, we purchase wafers at cost in Euros, which represents their fair value at the time of purchase. This commitment is equivalent to approximately 22 million Euros as of December 31, 2010.

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

WE MAY FACE THIRD PARTY INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT COULD BE COSTLY TO DEFEND AND RESULT IN LOSS OF SIGNIFICANT RIGHTS.

The semiconductor industry is characterized by vigorous protection and pursuit of IP rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. From time to time we receive communications from third parties asserting patent or other IP rights covering our products or processes. In order to avoid the significant costs associated with our defense in litigation involving such claims, we may license the use of the technologies that are the subject of these claims from such companies and make regular corresponding royalty payments, which may harm our operating results.

We have in the past been involved in intellectual property infringement lawsuits, which adversely affected our operating results. It is possible that we will be involved in other intellectual property infringement lawsuits in the future. The cost of defending against such lawsuits, in terms of management time and attention, legal fees and product delays, can be substantial. If such infringement lawsuits are successful, we may be prohibited from using the technologies at issue in the lawsuits, and if we are unable to obtain a license on acceptable terms, license a substitute technology or design new technology to avoid infringement, our business and operating results may be significantly harmed.

Many of our new and existing products and technologies are intended to address needs in specialized and emerging markets. Given the aggressive pursuit and defense of intellectual property rights that is typical in the semiconductor industry, we expect to see an increase in intellectual property litigation in many of the key markets that our products and technologies serve in the future. An increase in infringement lawsuits within these markets generally, even if they do not involve us, may divert management’s attention and resources, which may seriously harm our business, results of operations and financial condition.

As is customary in the semiconductor industry, our standard contracts provide remedies to our customers, such as defense, settlement, or payment of judgments for intellectual property claims related to the use of our products. From time to time, we will indemnify customers against combinations of loss, expense, or liability related to the sale and the use of our products and services. Even if claims or litigation against us are not valid or successfully asserted, these claims could result in significant costs and diversion of the attention of management and other key employees to defend.

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, WE MAY SUFFER PRICE REDUCTIONS, REDUCED REVENUES, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE.

We operate in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as Cypress, Freescale, Fujitsu, Hitachi, Infineon, Intel, Microchip, NXP Semiconductors, ON Semiconductor, Renesas, Samsung, Spansion, STMicroelectronics, Synaptics and Texas Instruments. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we introduce new products we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last several years, we have experienced significant price competition in several business segments, especially in our nonvolatile memory segment for EPROM, Serial EEPROM and Flash memory products, as well as in our commodity microcontrollers. We expect continuing competitive pressures in our markets from existing competitors, new entrants, new technology and cyclical demand, among other factors; will likely maintain the recent trend of declining average selling prices for our products.

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

Many of these factors are outside of our control, and may cause us to be unable to compete successfully in the future, which would materially harm our business.

WE MUST KEEP PACE WITH TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE.

Our future success substantially depends on our ability to develop and introduce new products which compete effectively on the basis of price and performance and which address customer requirements. We are continually designing and commercializing new and improved products to maintain our competitive position. These new products typically are more technologically complex than their predecessors, and thus have increased potential for delays in their introduction.

The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. Our development of new products and our customers’ decisions to design them into their systems can take as long as three years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs, and the successful introduction of our products may be adversely affected by competing products or by technologies serving the markets addressed by our products. Our qualification process involves multiple cycles of testing and improving a product’s functionality to ensure that our products operate in accordance with design specifications. If we experience delays in the introduction of new products, our future operating results could be adversely affected.

In addition, new product introductions frequently depend on our development and implementation of new process technologies, and our future growth will depend in part upon the successful development and market acceptance of these process technologies. Our integrated solution products require more technically sophisticated sales and marketing personnel to market these products successfully to customers. We are developing new products with smaller feature sizes, the fabrication of which will be substantially more complex than fabrication of our current products. If we are unable to design, develop, manufacture, market and sell new products successfully, our operating results will be harmed. Our new product development, process development or marketing and sales efforts may not be successful, our new products may not achieve market acceptance and price expectations for our new products may not be achieved, any of which could significantly harm our business.

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

Net revenues outside the United States accounted for 84%, 83% and 86% of our net revenues in years ended December 31, 2010, 2009 and 2008, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:

•	greater difficulty in protecting intellectual property;

•	reduced flexibility and increased cost of staffing adjustments;

•	longer collection cycles;

•	legal and regulatory requirements, including antitrust laws, import and export regulations, trade barriers, tariffs and tax laws, and environmental and privacy regulations and changes to those laws and regulations; and

•	general economic and political conditions in these foreign markets.

Some of our distributors, independent foundries, independent assembly, packaging and test contractors and other business partners also have international operations and are subject to the risks described above. Even if we are able to manage the risks of international operations successfully, our business may be adversely affected if our distributors, independent foundries and contractors and other business partners are not able to manage these risks successfully.

OUR OPERATIONS AND FINANCIAL RESULTS COULD BE HARMED BY BUSINESS INTERRUPTIONS, NATURAL DISASTERS, TERRORIST ACTS OR OTHER EVENTS BEYOND OUR CONTROL.

Our operations are vulnerable to interruption by fire, earthquake, volcanoes, power loss, telecommunications failure and other events beyond our control. We do not have a comprehensive disaster recovery plan. In addition, business interruption insurance may not be enough to compensate us for losses that may occur and any losses or damages incurred by us as a result of business interruptions could significantly harm our business.

In recent years, based on insurance market conditions, we have relied to a greater degree on self-insurance. For example, we now self-insure property losses up to $10 million per event. Our headquarters, some of our manufacturing facilities, the manufacturing facilities of third party foundries and some of our major suppliers’ and customers’ facilities are located near major earthquake faults and in potential terrorist target areas. If a major earthquake, other disaster or a terrorist act affects us and insurance coverage is unavailable for any reason, we may need to spend significant amounts to repair or replace our facilities and equipment, we may suffer a temporary halt in our ability to manufacture and transport products and we could suffer damages that could materially adversely harm our business, financial condition and results of operations.

A LACK OF EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING COULD RESULT IN AN INABILITY TO ACCURATELY REPORT OUR FINANCIAL RESULTS, WHICH COULD LEAD TO A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal controls. Evaluations of the effectiveness of our internal controls in the future may lead our management to determine that internal control over financial reporting is no longer effective. Such conclusions may result from our failure to implement controls for changes in our business or from deterioration in the degree of compliance with our policies or procedures.

A failure to maintain effective internal control over financial reporting, including a failure to implement effective new controls to address changes to our business, could result in a material misstatement of our consolidated financial statements could cause us to fail to meet our financial reporting obligations. Any material misstatement of our consolidated financial statements or cause us to fail to meet our financial reporting obligations, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. In addition, any material misstatement of our consolidated financial statements could cause us to fail to meet our financial reporting obligations, could subject us to significant civil or criminal actions and increased U.S. regulatory focus, all of which would divert management’s time and our resources and could harm our business and reputation.

PROBLEMS THAT WE EXPERIENCE WITH KEY CUSTOMERS MAY HARM OUR BUSINESS.

Our ability to maintain close, satisfactory relationships with large customers is important to our business. A reduction, delay, or cancellation of orders from our large customers would harm our business. The loss of one or more of our key customers, or reduced orders by any of our key customers, could harm our business and results of operations. Moreover, our customers may vary order levels significantly from period to period, and customers may not continue to place orders with us in the future at the same levels as in prior periods. Our business is organized into four operating segments (see Note 14 of Notes to Consolidated Financial Statements for further discussion). The principal customers in each of our markets are described in “Business — Principal Markets and Customers.”

WE ARE NOT PROTECTED BY LONG-TERM SUPPLY CONTRACTS WITH OUR CUSTOMERS.

We do not typically enter into long-term supply contracts with our customers, and we cannot be certain as to future order levels from our customers. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. In the event of an early termination by one of our major customers, it is unlikely that we will be able to rapidly replace that revenue source, which would harm our financial results.

WE ARE SUBJECT TO ENVIRONMENTAL, HEALTH AND SAFETY REGULATIONS, WHICH COULD IMPOSE UNANTICIPATED REQUIREMENTS ON OUR BUSINESS IN THE FUTURE. ANY FAILURE TO COMPLY WITH CURRENT OR FUTURE ENVIRONMENTAL REGULATIONS MAY SUBJECT US TO LIABILITY OR SUSPENSION OF OUR MANUFACTURING OPERATIONS.

We are subject to a variety of environmental laws and regulations in each of the jurisdictions in which we operate governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. We could incur significant costs as a result of any failure by us to comply with, or any liability we may incur under, environmental, health and safety laws and regulations, including the limitation or suspension of production, monetary fines or civil or criminal sanctions, clean-up costs or other future liabilities in excess of our reserves. We are also subject to laws and regulations governing the recycling of our products, the materials that may be included in our products, and our obligation to dispose of our products at the end of their useful life. For example, the European Directive 2002/95/Ec on restriction of hazardous substances (RoHS Directive) bans the placing on the European Union market of new electrical and electronic equipment containing more than specified levels of lead and other hazardous compounds. As more countries enact requirements like the RoHS Directive, and as exemptions are phased out, we could incur substantial additional costs to convert the remainder of our portfolio, conduct required research and development, alter manufacturing processes, or adjust supply chain management. Such changes could also result in significant inventory obsolescence. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expenses or modify our manufacturing processes. We also are subject to cleanup obligations at properties that we currently own or at facilities that we may have owned in the past or at which we conducted operations. In the event of the discovery of new or previously unknown contamination, additional requirements with respect to existing contamination, or the imposition of other cleanup obligations at these or other sites for which we are responsible, we may be required to take remedial or other measures that could have a material adverse effect on our business, financial condition and results of operations.

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

ACCOUNTING FOR OUR PERFORMANCE-BASED RESTRICTED STOCK UNITS IS SUBJECT TO JUDGMENT AND MAY LEAD TO UNPREDICTABLE EXPENSE RECOGNITION.

We have issued performance-based restricted stock units to eligible employees, entitling those employees to a maximum of approximately ten million shares of our common stock under our 2005 Stock Plan, if specified performance criteria are met.

We recognize the stock-based compensation expense for performance-based restricted stock units when we believe it is probable that we will achieve the specified performance criteria. If achieved, the award vests. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. We are required to reassess this probability at each reporting date, and any change in our forecasts may result in an increase or decrease to the expense recognized.

For the years ended December 31, 2010, 2009 and 2008, we recorded stock-based compensation expense related to performance-based restricted stock units of $25 million, $1 million and $2 million, respectively, as we believe that it is probable that the performance criteria will be achieved and that the performance shares granted will vest during the performance period. If we are incorrect in those assumptions, we could be required to reverse those expenses in our consolidated financial statements of operations.

SYSTEM INTEGRATION DISRUPTIONS COULD HARM OUR BUSINESS.

We periodically make enhancements to our integrated financial and supply chain management systems. The enhancement process is complex, time-consuming and expensive. Operational disruptions during the course of such processes or delays in the implementation of such enhancements could impact our operations. Our ability to forecast sales demand, ship products, manage our product inventory and record and report financial and management information on a timely and accurate basis could be impaired while we are making these enhancements.

PROVISIONS IN OUR RESTATED CERTIFICATE OF INCORPORATION AND BYLAWS MAY HAVE ANTI-TAKEOVER EFFECTS.

Certain provisions of our Restated Certificate of Incorporation, our Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. Our board of directors has the authority to issue up to five million shares of preferred stock and to determine the price, voting rights, preferences and privileges and restrictions of those shares without the approval of our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, by making it more difficult for a third party to acquire a majority of our stock. In addition, the issuance of preferred stock could have a dilutive effect on our stockholders. We have no present plans to issue shares of preferred stock.

OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY AFFECT OUR CASH POSITION AND OPERATING CAPITAL.

We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $27 million at December 31, 2010 and $29 million at December 31, 2009. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.4 million in 2011 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

FUTURE ACQUISITIONS MAY RESULT IN UNANTICIPATED ACCOUNTING CHARGES OR OTHERWISE ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND RESULT IN DIFFICULTIES IN ASSIMILATING AND INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES OR BUSINESSES, OR BE DILUTIVE TO EXISTING STOCKHOLDERS.

A key element of our business strategy includes expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our skilled engineering workforce or enhance our technological capabilities. Between January 1, 1999 and December 31, 2010, we acquired four companies and assets of five other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

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

We cannot assure you that we will be able to consummate any pending or future acquisitions or that we will realize any anticipated benefits from any of our historic or future acquisitions. We may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, and any decline in the price of our common stock may make it significantly more difficult and expensive to initiate or consummate additional acquisitions.

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. At December 31, 2010, we had $55 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2010 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

Gross margins were positively impacted for the year ended December 31, 2010 by higher overall shipment levels, increased production levels and factory loading at our wafer fabrication facilities, and a more favorable mix of higher margin microcontroller products included in our net revenues. If we are unable to operate our manufacturing facilities at optimal production levels, our operating costs will increase and gross margin and results from operations will be negatively affected.

DISRUPTIONS TO THE AVAILABILITY OF RAW MATERIALS CAN AFFECT OUR ABILITY TO SUPPLY PRODUCTS TO OUR CUSTOMERS, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

The manufacture of semiconductor devices requires specialized raw materials, primarily certain types of silicon wafers. We generally utilize more than one source to acquire these wafers, but there are only a limited number of qualified suppliers capable of producing these wafers in the market. In addition, the raw materials, which include specialized chemicals and gases, and the equipment necessary for our business, could become more difficult to obtain as worldwide use of semiconductors in product applications increases. We have experienced supply shortages from time to time in the past, and on occasion our suppliers have told us they need more time than expected to fill our orders. Any significant interruption of the supply of raw materials could harm our business.

WE COULD FACE PRODUCT LIABILITY CLAIMS THAT RESULT IN SIGNIFICANT COSTS AND DAMAGE TO OUR REPUTATION WITH CUSTOMERS, WHICH WOULD NEGATIVELY AFFECT OUR OPERATING RESULTS.

All of our products are sold with a limited warranty. However, we could incur costs not covered by our warranties, including additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting their defective products, costs for product recalls or other damages. These costs could be disproportionately higher than the revenue and profits we receive from the sales of our products.

Our products have previously experienced, and may in the future experience, manufacturing defects, software or firmware bugs, or other similar quality problems. If any of our products contain defects or bugs, or have reliability, quality or compatibility problems, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. In addition, any defects, bugs or other quality problems could interrupt or delay sales or shipment of our products to our customers.

We have implemented significant quality control measures to mitigate these risks; however, it is possible that products shipped to our customers will contain defects, bugs or other quality problems, such problems may divert our technical and other resources from other development efforts. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur significant additional costs or delay shipments for revenue, which would negatively affect our business, financial condition and results of operations.

THE OUTCOME OF CURRENTLY ONGOING AND FUTURE AUDITS OF OUR INCOME TAX RETURNS, BOTH IN THE U.S. AND IN FOREIGN JURISDICTIONS, COULD HAVE AN ADVERSE EFFECT ON OUR NET INCOME AND FINANCIAL CONDITION.

We are subject to continued examination of our income tax returns by the Internal Revenue Service and other foreign and domestic tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. While we believe that the resolution of these audits will not have a material adverse effect on our results of operations, the outcome is subject to significant uncertainties. If we are unable to obtain agreements with the tax authority on the various proposed adjustments, there could be an adverse material impact on our results of operations, cash flows and financial position.

OUR LEGAL ENTITY ORGANIZATIONAL STRUCTURE IS COMPLEX, WHICH COULD RESULT IN UNANTICIPATED UNFAVORABLE TAX OR OTHER CONSEQUENCES, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR NET INCOME AND FINANCIAL CONDITION. WE CURRENTLY HAVE OVER 40 ENTITIES GLOBALLY AND SIGNIFICANT INTERCOMPANY LOANS BETWEEN ENTITIES.

We currently operate legal entities in countries where we conduct manufacturing, design, and sales operations around the world. In some countries, we maintain multiple entities for tax or other purposes. Changes in tax laws, regulations, and related interpretations in the countries in which we operate may adversely affect our results of operations.

We also have significant unsettled intercompany balances that could result in adverse tax or other consequences affecting our capital structure, intercompany interest rates and legal structure. We initiated a program in 2010 to reduce the complexity of our legal entity structure, reduce our potential tax exposure in many jurisdictions and reduce our intercompany loan balances. Despite these efforts, we may incur additional income tax or other expense related to our global operations, loan settlements or loan restructuring activities, or incur additional costs related to legal entity restructuring or dissolution efforts.

FROM TIME TO TIME WE RECEIVE GRANTS FROM GOVERNMENTS, AGENCIES AND RESEARCH ORGANIZATIONS. IF WE ARE UNABLE TO COMPLY WITH THE TERMS OF THOSE GRANTS, WE MAY NOT BE ABLE TO RECEIVE OR RECOGNIZE GRANT BENEFITS OR WE MAY BE REQUIRED TO REPAY GRANT BENEFITS PREVIOUSLY PAID TO US AND RECOGNIZE RELATED CHARGES, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL POSITION.

From time to time, we receive economic incentive grants and allowances from European governments, agencies and research organizations targeted at increasing employment at specific locations. The subsidy grant agreements typically contain economic incentive, headcount, capital and research and development expenditure and other covenants that must be met to receive and retain grant benefits and these programs can be subjected to periodic review by the relevant governments. Noncompliance with the conditions of the grants could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date. For example, in the three months ended March 31, 2008, we repaid $40 million of government grants as a result of closing our North Tyneside manufacturing facility. In addition, we may need to record charges to reverse grant benefits recorded in prior periods as a result of changes to our plans for headcount, project spending, or capital investment relative to target levels agreed with government agencies at any of these specific locations. If we are unable to comply with any of the covenants in the grant agreements we may face adverse actions from the government agencies providing the grants and our results of operations and financial position could be materially adversely affected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At December 31, 2010, we owned the following facilities:

Number of		Total
Buildings	Location	Square Feet	Use

1	San Jose, California	291,000	Corporate headquarters offices, research and development, sales and marketing, product design, final product testing
6	Colorado Springs, Colorado	603,000	Wafer fabrication, research and development, marketing, product design, final product testing
4	Heilbronn, Germany	778,000	Research and development, marketing and product design. Primarily leased to other semiconductor companies.
2	Calamba City, Philippines	338,000	Probe operations and final product testing
5	Rousset, France	815,000	Research and development, marketing and product design. Primarily leased to other semiconductor companies.

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

We are party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur in any of the legal proceedings described below, there exists the possibility of a material adverse effect on our results of operations and cash flows. We have accrued for losses related to the litigation described below that we considers reasonably possible and for which the loss can be reasonably estimated in accordance with FASB requirements. In the event that a loss cannot be reasonably estimated, we have not accrued for such losses. As we continue to monitor these matters, however, our determination could change and we may decide to establish an appropriate reserve in the future. With respect to each of the matters below, except where noted otherwise, management has determined a potential loss is not reasonably possible at this time and, accordingly, no amount has been accrued at December 31, 2010. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature. However, due to the inherent uncertainty of these matters, except as otherwise noted, management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

Derivative Litigation.  From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be company stockholders and purporting to act on the company’s behalf, naming the company as a nominal defendant and some of its current and former officers and directors as defendants. Additional derivative actions were filed in the United States District Court for the Northern District of California (later consolidated with the previously-filed federal derivative actions) and the Delaware Chancery Court. All the suits contained various causes of action relating to the timing of stock option grants awarded by the company. In June 2008, the federal district court denied our motion to dismiss for failure to make a demand on the board, and granted in part and denied in part motions to dismiss filed by the individual defendants. On March 31, 2010, that court entered an order approving a partial global settlement of these actions, and several other actions seeking to compel inspection of our books and records. Among other things, the settlement resolved all claims against all defendants, except our former general counsel, James Michael Ross, related to the allegations and/or matters set forth in all the derivative actions. The terms of the settlement provided for: (1) a direct financial benefit to the company of $9.7 million; (2) the adoption and/or implementation of a variety of corporate governance enhancements, particularly in the way we grant and document grants of employee stock option awards; (3) the payment by us of plaintiffs’ counsels’ attorneys’ fees, costs, and expenses in the amount of $4.9 million (which we paid on April 8, 2010); and (4) the release of claims by and between the settling parties and dismissal with prejudice of all claims against the settling defendants. On August 13, 2010, the Court approved a settlement of the remaining claims between us, plaintiffs and Mr. Ross related to our historical stock option granting practices. The settlement provided for: (a) payments to the company by our insurers totaling $2.9 million; (b) the dismissal with prejudice and release of the remaining claims against Mr. Ross; and (c) the dismissal without prejudice of Mr. Ross’s related lawsuit against the company in Delaware Chancery Court (described below).

Matheson Litigation.  On September 28, 2007, Matheson Tri-Gas (“MTG”) filed suit against us in Texas state court in Dallas County. Plaintiff alleges claims for: (1) breach of contract for the company’s alleged failure to pay minimum payments under a purchase requirements contract; (2) breach of contract under a product supply agreement; and (3) breach of contract for failure to execute a process gas agreement. MTG seeks unspecified damages, pre- and post-judgment interest, attorneys’ fees and costs. In late November 2007, we filed an answer denying liability. In July 2008, we filed an amended answer, counterclaim and cross claim seeking among other things a declaratory judgment that a termination agreement cut off any claim by MTG for additional payments. In an Order entered on June 26, 2009, the Court granted our motion for partial summary judgment dismissing MTG’s breach of contract claims relating to the requirements contract and the product supply agreement. The parties dismissed the remaining claims and, on August 26, 2009, the Court entered a Summary Judgment Order and Final Judgment. MTG filed a Motion to Modify Judgment and Notice of Appeal on September 24, 2009. An oral argument before the Texas Court of Appeals is scheduled on March 9, 2011. We intend to vigorously defend the case. We have accrued for estimated potential losses, which amount is not material.

Distributor Litigation.  On June 3, 2009, we filed an action in Santa Clara County Superior Court against three of our now-terminated Asia-based distributors, NEL Group Ltd. (“NEL”), Nucleus Electronics (Hong Kong) Ltd. (“NEHK”) and TLG Electronics Ltd. (“TLG”). In that action, we are seeking, among other things, to recover $8.5 million owed to us, plus applicable interest and attorneys fees. On June 9, 2009, NEHK separately sued us in Santa Clara County Superior Court, alleging that our suspension of shipments to NEHK on September 23, 2008 — one day after TLG appeared on the Department of Commerce, Bureau of Industry and Security’s Entity List — breached the parties’ International Distributor Agreement. NEHK also alleges that we libeled it, intentionally interfered with contractual relations and/or prospective business advantage, and violated California Business and Professions Code Sections 17200 et seq. and 17500 et seq. Both matters now have been consolidated. On July 29, 2009, NEL filed a cross-complaint against us that alleges claims virtually identical to those NEHK has alleged. NEL and NEHK are seeking damages of up to $50 million. Discovery in the case is ongoing and no trial date has yet been set. We intend to prosecute our claims and defend the NEHK/NEL claims vigorously. TLG did not answer, and the Court entered a default judgment of $2.7 million on November 23, 2009.

Ross Litigation.  On July 16, 2009, James M. Ross, our former General Counsel, filed a lawsuit in Santa Clara County Superior Court challenging, among other things, our treatment of his post-termination attempt to exercise stock options. On February 3, 2011, the parties reached a settlement and the matter now is concluded. The settlement amount was not material.

On December 18, 2009, Mr. Ross filed another lawsuit in Delaware Chancery Court seeking (pursuant to Section 145 of the Delaware General Corporation Law) to enforce certain rights granted him under his indemnification agreement with us, and to recover damages for any breach of that agreement. In particular, Mr. Ross alleged that we breached the agreement in the way we negotiated and structured the partial global settlement in December 2009 in the backdating cases, described above. He also sought advancement of fees and indemnification in connection with the Delaware lawsuit. Pursuant to the Settlement Agreement we reached with him in the federal backdating cases, Mr. Ross filed a dismissal without prejudice on August 25, 2010.

French Labor Litigation.  On July 24, 2009, 56 former employees of our Nantes facility filed claims in the First Instance labour court, Nantes, France against us and MHS Electronics claiming that (1) our sale of the Nantes facility to MHS (XbyBus SAS) in 2005 did not result in the transfer of their labor agreements to MHS, and (2) these employees should still be considered our employees, with the right to claim related benefits from us. Alternatively, each employee seeks damages of at least 0.045 million Euros and court costs. A ruling is expected on June 1, 2011. These claims are similar to those filed in the First Instance labour court in October 2006 by 47 other former employees of our Nantes facility (MHS was not named a defendant in the earlier claims). On July 24, 2008, the judge hearing the earlier claims issued an oral ruling in our favor, finding that there was no jurisdiction for those claims by certain “protected employees,” and denying the claims as to all other employees. Forty of those earlier plaintiffs appealed, and on February 11, 2010, the Court of Appeal of Rennes, France affirmed the lower court’s ruling. Plaintiffs’ time to appeal has expired and the earlier litigation now is concluded.

Azure Litigation.  On December 22, 2010, Azure Networks, LLC, a non-practicing entity, and Tri-County Excelsior Foundation, a non-profit organization, sued Atmel and several other semiconductor companies for patent infringement in the United States District Court for the Eastern District of Texas. Plaintiffs claim that Atmel is engaged in the manufacture, sale or importation in the United States of RF transceivers that allegedly infringe United States Patent Number 7,020,501 (entitled “Energy Efficient Forwarding in Ad-Hoc Wireless Networks”). We believe that these claims are without merit, and we intend to vigorously defend this action.

From time to time, we are notified of claims that our products may infringe patents, or other intellectual property, issued to other parties. We also periodically receive demands for indemnification from our customers with respect to intellectual property matters. We also periodically we receive claims relating to the quality of our products, including claims for additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting their defective products, costs for product recalls or other damages. Receipt of these claims and requests occurs in the ordinary course of our business, and we respond based on the specific circumstances of each event. We accrue for losses relating to claims of those types when we consider it “possible” that a loss will occur and when the amount of the loss can be reasonably estimated.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market’s Global Select Market under the symbol “ATML.” The last reported price for our stock on January 31, 2010 was $13.54 per share. The following table presents the high and low sales prices per share for our common stock as quoted on The NASDAQ Global Select Market for the periods indicated.

	High	Low

Year ended December 31, 2009:
First Quarter	$3.92	$2.98
Second Quarter	$4.29	$3.29
Third Quarter	$4.43	$3.66
Fourth Quarter	$4.76	$3.68
Year ended December 31, 2010:
First Quarter	$5.29	$4.33
Second Quarter	$5.96	$4.67
Third Quarter	$8.12	$4.57
Fourth Quarter	$12.41	$7.88

As of January 31, 2010, there were approximately 1,611 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have never paid cash dividends on our common stock, and we currently have no plans to pay cash dividends in the future.

There were no sales of unregistered securities in fiscal 2010.

The following table provides information about the repurchase of our common stock during the three months ended December 31, 2010, pursuant to our Stock Repurchase Program.

Total Number of
			Shares Purchased as	Approximate Dollar Value
	Total	Average	Part of Publicly	of Shares that May Yet be
	Number of	Pricee Paid per	Announced	Purchased Under the Plans
Period	Shares Purchased	Share ($)	Plans or Programs	or Programs(1)

October 1 — October 31	—	—	—	—
November 1 — November 30	4,677,591	$10.31	4,677,591	$111,017,949
December 1 — December 31	—	—	—	—

(1)	In August 2010, we announced that our Board of Directors had approved a $200 million stock repurchase program. As of December 31, 2010, approximately $111 million of this $200 million stock repurchase program remained available under this program for future stock repurchases. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of our cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities. We do not have any current plans to terminate the repurchase program prior to its completion.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables include selected summary financial data for each of our last five years. This data is not necessarily indicative of results of future operations and should be read in conjunction with Item 8 — Financial Statements and Supplementary Data and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. The data for fiscal years 2010, 2009, and the consolidated statement of operations data for 2008 are derived from our audited financial statements that are included in this Annual Report on Form 10-K. The balance sheet data for fiscal year 2008 and all data for fiscal years 2007 and 2006 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
		(In thousands, except per share data)

Net revenues	$1,644,060	$1,217,345	$1,566,763	$1,639,237	$1,670,887

Income (loss) from continuing operations before income taxes(1)(4)(5)	$116,352	$(136,039)	$(20,243)	$55,709	$(73,702)

Income (loss) from continuing operations	$423,075	$(109,498)	$(27,209)	$47,885	$(98,651)
Income from discontinued operations, net of provision for income taxes	—	—	—	—	12,969
Gain on sale of discontinued operations, net of provision for income taxes(2)	—	—	—	—	100,332

Net income (loss)	$423,075	$(109,498)	$(27,209)	$47,885	$14,650

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.92	$(0.24)	$(0.06)	$0.10	$(0.20)
Income from discontinued operations, net of provision for income taxes	—	—	—	—	0.02
Gain on sale of discontinued operations, net of provision for income taxes	—	—	—	—	0.21

Net income (loss)	$0.92	$(0.24)	$(0.06)	$0.10	$0.03

Weighted-average shares used in basic net income (loss) per share calculations	458,482	451,755	446,504	477,213	487,413

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.90	$(0.24)	$(0.06)	$0.10	$(0.20)
Income from discontinued operations, net of provision for income taxes	—	—	—	—	0.02
Gain on sale of discontinued operations, net of provision for income taxes	—	—	—	—	0.21

Net income (loss)	$0.90	$(0.24)	$(0.06)	$0.10	$0.03

Weighted-average shares used in diluted net income (loss) per share calculations	469,580	451,755	446,504	481,737	487,413

	As of December 31,
	2010	2009	2008	2007	2006

Cash and cash equivalents	$501,455	$437,509	$408,926	$374,130	$410,480
Cash and cash equivalents and short-term investments	521,029	476,140	440,633	429,947	466,744
Fixed assets, net(3)	260,124	203,219	383,107	579,566	602,290
Total assets	1,650,042	1,392,842	1,530,654	1,702,753	1,818,539
Long-term debt and capital leases less current portion	3,976	9,464	13,909	20,408	60,333
Stockholders’ equity	1,053,056	764,407	802,084	823,479	953,894

(1)	We recorded asset impairment charges (recovery) of $12 million, $80 million, $8 million, $(1) million, and $83 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively, and restructuring charges of $5 million, $7 million, $71 million, $13 million and $9 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively, related primarily to employee termination costs, facility closure costs, sales of businesses and other operations, and the related realignment of our businesses in response to those changes. We recorded a loss on sale of assets of $100 million for the year ended December 31, 2010 related to the sale of our manufacturing operations in Rousset, France and the sale of our Secure Microcontroller Solutions business, compared to gain on sale of assets of $0.2 million and $33 million for the years ended December 31, 2009 and 2008 respectively. We also recorded $1 million, $2 million, $1 million, $1 million and $30 million in charges for grant repayments for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively. We recorded an income tax benefit related to release of valuation allowances of $117 million related to certain deferred tax assets, and recorded an additional benefit to income tax expense of approximately $151 million related to the release of previously accrued penalties and interest on the income tax exposures and a refund from the carryback of tax attributes for the year ended December 31, 2010.

(2)	On July 31, 2006, we sold our Grenoble, France, subsidiary to e2v technologies plc, a British corporation, for approximately $140 million. We recorded a gain on the sale of approximately $100 million, net of assets transferred, working capital adjustments and accrued income taxes for the year ended December 31, 2006.

(3)	Fixed assets, net was reduced for the year ended December 31, 2009, compared to the year ended December 31, 2008, as a result of the asset impairment charges (recovery) discussed in (1) above. Additionally, we reclassified $83 million and $35 million in fixed assets to assets held for sale as of December 31, 2009 and 2006, respectively, relating to our fabrication facilities in Rousset, France and Irving, Texas, respectively.

(4)	On January 1, 2006, we adopted accounting guidance related to share-based payment. It required us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. As a result, we recorded pre-tax, stock-based compensation expense of $61 million, $30 million, $29 million, $17 million and $9 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively, excluding acquisition-related stock compensation expenses.

(5)	On March 6, 2008, we acquired Quantum Research Group Ltd. for $96 million, excluding $9 million related to adjustments for contingent considerations. We recorded $2 million, $16 million and $24 million in acquisition-related charges for the years ended December 31, 2010, 2009 and 2008, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements”, and “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2011, the expansion of the market for microcontrollers, revenues for our maXTouch products, our gross margins, anticipated revenues by geographic area, operating expenses and capital expenditures, cash flow and liquidity measures, factory utilization, new product introductions, access to independent foundry capacity and the quality issues associated with the use of third party foundries, the effects of our strategic transactions and restructuring efforts, estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A — Risk Factors, and elsewhere in this Form 10-K. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Form 10-K.

Overview of 2010 Operating Results

We are one of the world’s leading designers, developers and suppliers of microcontrollers. We offer an extensive portfolio of capacitive touch products that integrate our microcontrollers with fundamental touch-focused intellectual property, or IP, we have developed. We also design and sell products that are complementary to our microcontroller business, including nonvolatile memory and Flash memory products, radio frequency and mixed-signal components and application specific integrated circuits. Our microcontrollers, which are self-contained computers-on-a-chip, and related products are used today in many of the world’s leading smartphones, tablet devices and other consumer and industrial electronics to provide core functionality for touch sensing, security, wireless and battery management. Our semiconductors also enable applications in many other fields, such as smart-metering for utility monitoring and billing, buttons, sliders and wheels found on the touch panels of appliances, various aerospace, industrial and military products and systems, and electronic-based automotive components, like keyless ignition, access, engine control, lighting and entertainment systems, for standard and hybrid vehicles. Over the past several years, we successfully transitioned our business to a “fab-lite” model, lowering our fixed costs and capital investment requirements, and we currently own and operate just a single manufacturing facility.

Our net revenues totaled $1,644 million for the year ended December 31, 2010, an increase of 35%, or $427 million, from $1,217 million in net revenues for the year ended December 31, 2009. Demand for our products over the course of 2010 exceeded the expectations we had at the beginning of 2010, primarily due to stronger than expected sales of our 8-bit AVR microcontrollers, 32-bit ARM-based microcontrollers, and our new maXTouch microcontrollers. We continued to see significant adoption of our industry leading maXTouch microcontrollers throughout 2010, primarily with high volume Android-based mobile phone customers. Our Microcontroller segment revenues for 2010 increased 95% compared to revenues in that same segment for the year ended December 31, 2009.

Gross margin rose to 44.3% for the year ended December 31, 2010, compared to 33.9% for the year ended December 31, 2009. Gross margin in 2010 was positively affected by higher shipments of microcontrollers, improved factory loading, and a more favorable mix of higher margin microcontroller products included in our net revenues. During the year, we sold our Rousset, France manufacturing operations and increased wafer purchases from external foundries at lower costs compared to historical costs, which also contributed to improved gross margins.

On September 30, 2010, we completed the sale of our Secure Microcontroller Solutions (SMS) business to INSIDE Contactless S.A. (INSIDE). Under the terms of the sale agreement, INSIDE paid us $32 million cash consideration, net of working capital adjustments, with $5 million of that amount placed in escrow. Net of all closing and other costs, we recorded a loss on the sale of $6 million. Our 2010 and 2009 results included approximately $79 million and $112 million, respectively, of revenues from the SMS business.

During 2010, we also completed the sale of our Rousset, France manufacturing operations to LFoundry GmbH (“LFoundry”), for nominal cash consideration and the assumption by LFoundry of specified liabilities. In connection with the sale, we entered into ancillary agreements with LFoundry, including a manufacturing services agreement (“MSA”) under which we agreed to purchase wafers from LFoundry for four years following the closing on a “take-or-pay” basis. As future wafer purchases under the supply agreement were negotiated at pricing above their fair value at the time we purchased the wafers from LFoundry, we recorded a charge in 2010 to recognize the present value of the estimated impact of this unfavorable commitment over the term of the MSA. The sale of our Rousset manufacturing operations marks a significant step in our transformation to a “fab-lite” supply chain structure with lower fixed costs, less capital investment risk, and lower foreign exchange rate exposure. Our analysis indicated that the difference between the contract prices and market prices over the term of the agreement totaled $104 million, and when present value is considered, the fair value of the fixed price agreement resulted in a charge of $92 million, recorded in the second quarter of 2010. The gross value of the MSA charge is recognized as a credit to cost of revenues over the term of the MSA as the wafers are purchased and the present value discount of $11 million is recognized as interest expense over the same term. We recorded a loss on sale of our Rousset manufacturing operations of $94 million, inclusive of the $92 million charge described above.

In addition, for the years ended December 31, 2010, 2009 and 2008, we incurred restructuring charges of $5 million, $7 million and $71 million, respectively. The restructuring charges resulted from headcount reductions and facility closure costs, primarily related to operational re-alignment and cost reduction efforts in our French operations leading up to the sale of our wafer fabrication facility in June 2010.

During the year, we recognized significant benefits from income taxes, totaling $307 million in 2010 compared to $27 million for 2009. In the third quarter of 2010, we completed negotiations and concluded our IRS audit for the years 2000 through 2003. The IRS had previously assessed significant additional income taxes against us, primarily related to transfer pricing, which were resolved through the tax appeals process. As a result of that settlement, we recorded a tax benefit of $151 million in the third quarter of 2010. The tax benefit related primarily to release of previously accrued tax reserves, accrued penalties and interest, and a refund receivable from the carryback of tax attributes to tax years prior to the audit. In the fourth quarter of 2010, we recognized an additional $117 million of tax benefit related to the release of tax reserves for certain deferred tax assets, following our evaluation about the likelihood of using these tax attributes in the future in light of the significant improvement in our operating results in 2010 and the implementation of our global tax restructuring on January 1, 2011.

Cash provided by operating activities was $299 million and $122 million for the years ended December 31, 2010 and 2009, respectively. Our cash, cash equivalents and short-term investments increased to $521 million at December 31 2010, compared to $476 million at December 31, 2009. Payments for capital expenditures totaled $100 million for the year ended December 31, 2010, compared to $32 million for the year ended December 31, 2009. We repurchased approximately 12 million of our shares during 2010, using $89 million in cash following our Board of Directors’ approval in August 2010 of a repurchase program authorizing us to repurchase up to $200 million of our common stock in the open market. In addition, during 2010, we repaid the remaining balance of $80 million on our revolving credit facility and cancelled this facility in December 2010, as our liquidity levels continued to improve.

RESULTS OF CONTINUING OPERATIONS

	Years Ended
	December 31,		December 31,		December 31,
	2010		2009		2008
	(In thousands, except percentage of net revenues)

Net revenues	$1,644,060	100.0%	$1,217,345	100.0%	$1,566,763	100.0%
Gross profit	728,184	44.3%	413,007	33.9%	590,540	37.7%
Research and development	236,812	14.4%	212,045	17.4%	260,310	16.6%
Selling, general and administrative	264,296	16.1%	221,334	18.2%	273,196	17.4%
Acquisition-related charges	1,600	0.1%	16,349	1.3%	23,614	1.5%
Charges for grant repayments	1,000	0.1%	1,554	0.1%	718	0.0%
Restructuring charges	5,253	0.3%	6,681	0.5%	71,324	4.6%
Asset impairment charges	11,922	0.7%	79,841	6.6%	7,969	0.5%
Loss (gain) on sale of assets	99,767	6.1%	(164)	0.0%	(32,654)	(2.1)%

Income (loss) from operations	$107,534	6.5%	$(124,633)	(10.2)%	$(13,937)	(0.9)%

Net Revenues

Our net revenues totaled $1,644 million for the year ended December 31, 2010, an increase of 35%, or $427 million, from $1,217 million in net revenues for the year ended December 31, 2009. Demand for our products over the course of 2010 exceeded the expectations we had at the beginning of 2010, primarily due to stronger than expected sales of our 8-bit AVR microcontrollers, 32-bit ARM-based microcontrollers, and our new maXTouch microcontrollers. We continued to see significant adoption of our industry leading maXTouch microcontrollers throughout 2010, primarily with high volume Android-based mobile phone customers. Our Microcontroller segment revenues for 2010 increased 95% compared to revenues in that same segment for the year ended December 31, 2009.

Revenues for our RFA segment increased 27% for the year ended December 31, 2010, compared to December 31, 2009, while revenues for our ASIC and Non-volatile Memory segments declined 11% and 5%, respectively, compared to the year ended December 31, 2009. Shipments of Nonvolatile Memory products were unfavorably affected by limited production capacity, as we allocated wafers to microcontroller customers in an effort to meet significantly increased demand during 2010. The decrease in revenues for the ASIC segment primarily reflects the sale of the SMS business in the third quarter of 2010. Our 2010 and 2009 results included approximately $79 million and $112 million, respectively, of revenues from the SMS business.

Net revenues denominated in Euros were 22% and 23% for the years ended December 31, 2010 and 2009, respectively. Average exchange rates utilized to translate foreign currency revenues and expenses in Euros were approximately 1.36 and 1.39 Euros to the dollar for the years ended December 31, 2010 and 2009, respectively. Our net revenues for the year ended December 31, 2010 would have been approximately $17 million higher had the average exchange rate for the year ended December 31, 2010 remained the same as the rate in effect for the year ended December 31, 2009.

Net Revenues — By Operating Segment

Our net revenues by operating segment are summarized as follows:

		% of Total	Change	% Change
Segment	2010	Net Revenues	from 2009	from 2009
	(In thousands, except percentage of net revenues)

Microcontroller	$892,301	54%	$434,504	95%
Nonvolatile Memory	277,179	17%	(13,757)	(5)%
RF and Automotive	188,090	12%	40,219	27%
ASIC	286,490	17%	(34,251)	(11)%

Net revenues	$1,644,060	100%	$426,715	35%

		% of Total	Change	% Change
Segment	2009	Net Revenues	from 2008	from 2008

Microcontroller	$457,797	38%	$(64,838)	(12)%
Nonvolatile Memory	290,936	24%	(48,303)	(14)%
RF and Automotive	147,871	12%	(102,348)	(41)%
ASIC	320,741	26%	(133,929)	(29)%

Net revenues	$1,217,345	100%	$(349,418)	(22)%

		% of Total
Segment	2008	Net Revenues

Microcontroller	522,635	33%
Nonvolatile Memory	339,239	22%
RF and Automotive	250,219	16%
ASIC	454,670	29%

Net revenues	$1,566,763	100%

Microcontroller

Microcontroller segment net revenues increased 95% to $892 million for the year ended December 31, 2010 from $458 million for the year ended December 31, 2009. The increase in net revenues was primarily related to increased volume shipments from customers for both AVR and ARM-based 8-bit and 32-bit microcontrollers. Microcontroller net revenues represented 54%, 38% and 33% of total net revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

During 2010, we experienced strong demand of our 8-bit AVR microcontrollers, 32-bit ARM-based microcontrollers, and our new maXTouch microcontrollers. Microcontroller demand was especially strong in the industrial, smartphone and consumer markets in 2010. In particular, revenue also increased significantly for touch products, as we introduced our industry leading maXTouch product line of touch screen-related microcontrollers, primarily to mobile phone customers, which we include in the 8-bit Microcontroller family. We saw significant revenues for our maXTouch microcontrollers primarily from high volume Android-based smartphone customers in 2010. We expect that our revenues for maXTouch and related touch products will continue to expand in 2011 as our products are incorporated into new smartphones, additional tablet devices and other volume applications.

For the year ended December 31, 2009, Microcontroller segment net revenues decreased 12% to $458 million from $523 million for the year ended December 31, 2008. The decrease in net revenues from 2008 to 2009 was primarily related to reduced demand from customers in Asia as we experienced lower shipments for AVR products to the handset and consumer markets affected by the global economic downturn.

Nonvolatile Memory

Nonvolatile Memory segment net revenues decreased 5% to $277 million for the year ended December 31, 2010 from $291 million for the year ended December 31, 2009. This decrease is primarily related to lower shipments of Serial EE memory products, which declined 17% from 2009 levels. While demand for memory products remained strong during 2010, shipments of memory products (primarily Serial EE family products) were unfavorably affected by limited production capacity resulting from wafer allocation to our microcontroller customers to satisfy the significant increase in demand in that segment. During 2010, we qualified additional third party foundry partners and increased orders for memory wafers to address demand within this segment.

For the year ended December 31, 2009, Nonvolatile Memory segment net revenues decreased 14% to $291 million from $339 million for the year ended December 31, 2008. The decrease in net revenues from 2008 to 2009 was primarily related to reduced demand from customers in Asia for Serial EEPROM and Serial Flash memory products as well as further price erosion in certain competitive commodity segments.

RF and Automotive

RF and Automotive segment net revenues increased 27% to $188 million for the year ended December 31, 2010 from $148 million for the year ended December 31, 2009. This increase was primarily related to improved demand in automotive markets during 2010. Our high voltage products increased 48% for the year ended December 31, 2010 over the prior year, driven by higher shipments for vehicle networking products (LIN/IVN applications). In addition, revenues increased 45% for foundry products sourced from our Colorado Springs fabrication facility, offset by a reduction of 68% in sales of our DVD products as we exited this low margin business in 2010. Supply of RF and Automotive products was not adversely affected by the wafer capacity allocation issues that affected other non-Microcontroller segments.

For the year ended December 31, 2009, RF and Automotive segment net revenues decreased 41% to $148 million from $250 million for the year ended December 31, 2008. The decrease in net revenues was primarily related to the significant decline in automotive sales resulting from the global economic recession and the dislocation of the automobile manufacturing market during that period. In addition, net revenues for 2009 decreased $23 million when compared to 2008 as a result of our exiting the CDMA business and other businesses related to our Heilbronn, Germany foundry for the year ended December 31, 2008. Other RF and Automotive revenues decreased $79 million for the year ended December 31, 2009 as a result of lower demand and increased pricing pressures, primarily in the GPS and DVD customer end-markets.

ASIC

ASIC segment net revenues decreased 11% to $286 million for the year ended December 31, 2010 from $321 million for the year ended December 31, 2009. The decrease in revenues for the ASIC segment primarily reflects the impact of the sale of the SMS business. Our 2010 and 2009 results included approximately $79 million and $112 million, respectively, of revenues from the SMS business. ASIC segment net revenues were also unfavorably affected by limited production capacity, resulting from wafer allocation to our microcontroller customers in an effort to satisfy significantly increased demand in 2010 within that segment. Our military and aerospace business revenues, which is also included within this segment, decreased approximately 36% compared to 2009. While demand for aerospace products remains strong, we experienced supply-chain constraints due to product testing requirements which we expect to alleviate in the next 12 months through increased testing capacity.

For the year ended December 31, 2009, ASIC segment net revenues decreased 29% to $321 million from $455 million for the year ended December 31, 2008. ASIC segment net revenues decreased from 2008 to 2009 primarily due to $75 million in reduced smart card shipments to European telecom and consumer markets, which was partially offset by higher shipments to banking and pay TV end markets. We also experienced reduced demand in 2009 in our Customer Specific Products, or CSP, and Advanced Product Group, or APG, product families, resulting in a decrease of revenues of $61 million for the year ended December 31, 2009, compared to 2008

Net Revenues by Geographic Area

Our net revenues by geographic area for the year ended December 31, 2010, compared to the year ended December 31, 2009, are summarized as follows (revenues are attributed to countries based on the location to which we ship; see Note 14 of Notes to Consolidated Financial Statements for further discussion):

		Change	% Change		Change	% Change
Region	2010	from 2009	from 2009	2009	from 2008	from 2008	2008
	(In thousands, except percentages)

Asia	$908,700	$301,400	50%	$607,300	$(146,823)	(19)%	$754,123
Europe	439,686	58,707	15%	380,979	(187,692)	(33)%	568,671
United States	260,091	50,597	24%	209,494	(11,857)	(5)%	221,351
Other*	35,583	16,011	82%	19,572	(3,046)	(13)%	22,618

Total net revenues	$1,644,060	$426,715	35%	$1,217,345	$(349,418)	(22)%	$1,566,763

*	Primarily includes South Africa, and Central and South America

Net revenues outside the United States accounted for 84%, 83% and 86% of our net revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Our net revenues in Asia increased $301 million, or 50%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase in this region for 2010, compared to 2009 was primarily due to higher shipments of our microcontroller products as a result of improved demand in customer end markets for smartphone and other consumer-based products. Our net revenues in Asia decreased $147 million, or 19%, for 2009, compared to 2008, primarily due to lower shipments of memory and microcontroller products as a result of the global economic recession, as well as reduced demand resulting from lower OEM and distribution inventory levels. Net revenues for the Asia region were 55% of total net revenues for 2010 compared to 50% of total net revenues for 2009.

During 2010, we negotiated new sales terms with our independent distributors in Asia, excluding Japan. Under the new terms, we invoice these distributors at full list price upon shipment and issue a rebate, or “credit”, once product has been sold to the end customer and the distributor has met certain reporting requirements. Our previous sales arrangement with Asia distributors was to invoice at a price net of any rebates. We introduced this new methodology to help us achieve improved gross margins on shipments to those distributors by more closely monitoring end-customer pricing, design registration for microcontroller products, and the pricing for our products across all regions.

Our net revenues in Europe increased $59 million, or 15%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase in this region for 2010, compared to 2009 was primarily a result of the improved automotive and industrial markets, partially offset by declining demand for our smart card products included within our SMS business and our Cell Based Integrated Circuit, or CBIC, and Aerospace products. Our net revenues in Europe decreased $188 million, or 33% in 2009, compared to 2008 primarily due to reduced shipments to smart card telecom and consumer markets and lower demand, and increased pricing pressures in GPS, DVD and automotive markets. Net revenues for the Europe region were 27% of total net revenues for 2010 compared to 31% of total net revenues for 2009.

Our net revenues in the United States region increased by $51 million, or 24%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase in this region for 2010 compared to 2009 resulted primarily from higher demand for smart metering and consumer-based products. Our net revenues in the United States decreased by $12 million, or 5%, for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily as a result of the overall global economic slowdown, as well as reduced shipments to microcontroller customers. Net revenues for the United States region were 16% of total net revenues for 2010 compared to 17% of total net revenues for 2009.

We expect that Asian net revenues will continue to grow more rapidly than other regions in the future driven by the growth of the electronics industry within Asia and the continued outsourcing of production by large North American and European OEMs.

Revenues and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates have historically had a significant effect on our net revenues and operating costs. Net revenues denominated in foreign currencies were 22%, 24% and 23% of our total net revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Costs denominated in foreign currencies were 33%, 39% and 47% of our total costs for the years ended December 31, 2010, 2009 and 2008, respectively.

Net revenues denominated in Euros were 22%, 23% and 22% for the years ended December 31, 2010, 2009 and 2008, respectively. Costs denominated in Euros were 29%, 35% and 42% of our total costs for the years ended December 31, 2010, 2009 and 2008, respectively.

Net revenues included 265 million Euros, 207 million Euros and 230 million Euros for the years ended December 31, 2010, 2009 and 2008, respectively. Operating expenses included 291 million Euros, 312 million Euros and 429 million Euros for the years ended December 31, 2010, 2009 and 2008, respectively.

Average annual exchange rates utilized to translate foreign currency revenues and expenses in Euros were approximately 1.36, 1.39 and 1.48 Euros to the dollar for the years ended December 31, 2010, 2009 and 2008, respectively.

For the year ended December 31, 2010, changes in foreign exchange rates had an unfavorable impact on our operating results. Our net revenues for the year ended December 31, 2010 would have been approximately $17 million higher had the average exchange rate in the current year remained the same as the rate in effect for the year ended December 31, 2009. In addition, in 2010, our operating expenses would have been approximately $5 million higher (relating to higher cost of revenues of $0.1 million; research and development expenses of $4 million and sales, general and administrative expenses of $1 million). The net effect, had foreign currency rates remained the same during 2010, would have resulted in an increase to income of operations of approximately $12 million in 2010.

For the year ended December 31, 2009, changes in foreign exchange rates had a favorable effect on our operating results. Our net revenues for the year ended December 31, 2009 would have been approximately $18 million higher had the average exchange rate in 2009 remained the same as the rate in effect for the year ended December 31, 2008. In addition in 2009, our operating expenses would also have been approximately $39 million higher (relating to cost of revenues of $19 million; research and development expenses of $13 million; and sales, general and administrative expenses of $7 million). The net effect, had foreign currency rates remained the same during 2009, would have resulted in an increase to loss from operations of approximately $21 million for 2009.

Following the sale of our Rousset, France manufacturing operations in 2010, we began purchasing wafers from the buyer of those operations in US dollars, significantly reducing our spending in foreign currency, specifically the Euro. The combination of lower Euro spending and higher Euro revenues from improved European customer markets in 2010 resulted in our foreign currency revenues nearly matching our foreign currency spending by the end of 2010. Based on information currently available to us, we expect this result to continue in 2011. Unforeseen changes in foreign exchanges rates in future periods could, however, materially affect our revenues, gross margins and operating results.

Cost of Revenues and Gross Margin

Gross margin rose to 44.3% for the year ended December 31, 2010, compared 33.9% for the year ended December 31, 2009. Gross margin for 2010 was positively affected by higher shipment levels of microcontrollers, improved factory loading, and a more favorable mix of higher margin microcontroller products included in our net revenues. During 2010, we sold our Rousset, France manufacturing operations and increased wafer purchases from external foundries at lower costs compared to historical costs, which also contributed to improved gross margins. We believe we have commitments from our foundry partners for sufficient wafer capacity to support our projected growth in demand for 2011 and beyond.

Gross margin declined to 33.9% for the year ended December 31, 2009, compared to 37.7% for the year ended December 31, 2008. Gross margin for 2009 was negatively affected by higher manufacturing costs resulting primarily from reduced factory utilization at our wafer fabrication facilities and test operations compared to utilization levels experienced in 2008. In addition, gross margin was unfavorably affected by inventory write downs and competitive pricing pressures during 2009.

During 2010, we also completed the sale of our Rousset, France manufacturing operations to LFoundry for nominal cash consideration and the assumption by LFoundry of specified liabilities. In connection with the sale, we entered into ancillary agreements with LFoundry, including an MSA under which we agreed to purchase wafers from LFoundry for four years following the closing on a “take-or-pay” basis. As future wafer purchases under the supply agreement were negotiated at pricing above our estimate of their fair value at the time we purchase the wafers from LFoundry, we recorded a charge in 2010 to recognize the present value of the estimated impact of this unfavorable commitment over the term of the MSA. The sale of our Rousset manufacturing operations marks a significant step in our transformation to a “fab-lite” supply chain structure with lower fixed costs, less capital investment risk, and lower foreign exchange rate exposure. Our analysis indicated that the difference between the contract prices and market prices over the term of the agreement totaled $104 million, and when present value is considered, the fair value of the fixed price agreement resulted in a charge of $92 million, recorded in the second quarter of 2010. The gross value of the MSA charge is recognized as a credit to cost of revenues over the term of the MSA as the wafers are purchased and the present value discount of $11 million is recognized as interest expense over the same term. We recorded a credit to cost of revenues of $15 million and $3 million in interest expense relating to the MSA in 2010. We recorded a loss on the sale of our Rousset manufacturing operations of $94 million, inclusive of the $92 million charge described above.

For the year ended December 31, 2010, we manufactured approximately 68% of our products in our own wafer fabrication facilities compared to 88% in 2009, with the decline resulting primarily from the sale of our Rousset, France fabrication facility.

Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves, royalty expense, freight costs and stock compensation expense. Our gross margin as a percentage of net revenues fluctuates depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.

Research and Development

Research and development (“R&D”) expenses increased 12%, or $25 million, to $237 million for the year ended December 31, 2010 from $212 million for the year ended December 31, 2009.

R&D expenses increased for the year ended December 31, 2010, primarily due to increased salaries of $7 million related to increases in product development staffing, increased performance-related stock-based compensation expense of $7 million based on the likelihood of our achieving the performance-related criteria, increased mask costs and spending on new product development of $8 million, and higher travel expenses of $1 million. R&D expenses, including items described above, for the year ended December 31, 2010, were favorably affected by approximately $4 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses for the year ended December 31, 2009. As a percentage of net revenues, R&D expenses totaled 14% and 17% for the years ended December 31, 2010 and 2009, respectively.

R&D expenses decreased by 19%, or $48 million, to $212 million for the year ended December 31, 2009 from $260 million for the year ended December 31, 2008. In 2009, we reduced spending on non-core product development programs and focused development spending on our core high growth opportunities, with increasing emphasis on microcontroller and touchscreen-related products. We reduced spending on internal proprietary process development, as we began a transition to more industry standard processes with foundry partners. R&D expenses in 2009 decreased from 2008 primarily due to decreases in salaries and benefits of $20 million related to reduced headcount, reduced depreciation expenses of $16 million and reduced costs associated with outside services of $7 million, offset in part by a decrease in government grant proceeds of $10 million. R&D expenses, including the items described above, for the year ended December 31, 2009 were favorably affected by approximately $13 million due to foreign exchange rate fluctuations in 2009, compared to rates in effect and the related expenses incurred in 2008. As a percentage of net revenues, R&D expenses totaled 17% for both the years ended December 31, 2009 and 2008, respectively.

We receive R&D grants from various European research organizations, the benefit of which is recognized as an offset to related research and development costs. We recognized benefits of $8 million, $11 million and $22 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Our internally developed process technologies are an important part of new product development. We continue to invest in developing process technologies emphasizing wireless, high voltage, analog, digital, and embedded memory manufacturing processes. Our technology development groups, in partnership with certain external foundries, are developing new and enhanced fabrication processes, including architectures utilizing advanced processes at the 65 nanometer line width node. We believe this investment allows us to bring new products to market faster, add innovative features and achieve performance improvements. We believe that continued strategic investments in process technology and product development are essential for us to remain competitive in the markets we serve.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased 19%, or $43 million, to $264 million for the year ended December 31, 2010 from $221 million for the year ended December 31, 2009.

SG&A expenses increased in 2010, primarily due to increased employee-related costs of $14 million, increased performance-related stock-based compensation expense of $20 million based on the likelihood of our achieving the performance-related criteria, $3 million of increased commissions for our sales representatives and costs of additional outside services of $8 million. SG&A expenses, including the items described above, were favorably affected by approximately $1 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred in 2009. As a percentage of net revenues, SG&A expenses totaled 16% and 18% of net revenues for the years ended December 31, 2010 and 2009, respectively.

SG&A expenses decreased 19%, or $52 million, to $221 million for the year ended December 31, 2009 from $273 million for the year ended December 31, 2008, as reduced headcount and interim cost savings measures reduced employee salaries and benefits by $10 million, travel expenses by $7 million and outside services by $14 million, while lower sales volumes led to a decrease in sales commissions of $4 million. SG&A expenses were also favorably affected in 2009 by reduced bad debt expenses of $13 million and a related partial recovery of $3 million in 2009. SG&A expenses, including the items described above, were favorably affected by approximately $7 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred in 2008. As a percentage of net revenues, SG&A expenses totaled 18% and 17% of net revenues for the years ended December 31, 2009 and 2008, respectively.

Stock-Based Compensation

In the past, we have issued stock options and restricted stock units to our employees. Starting in 2008, we have generally issued only restricted stock units to our employees as part of our compensation arrangements. We also permit our employees to participate in an Employee Stock Purchase Program that offers our employees the ability to purchase stock through payroll withholdings at a discount to market price.

Stock-based compensation cost is measured at the measurement date (grant date), based on the fair value of the award, which is computed using a Black-Scholes option valuation model for stock option awards, and is recognized as expense over the employee’s requisite service period. The fair value of restricted stock unit awards is equivalent to the market price of our common stock on the measurement date. The recognition as expense of the fair value of performance-related stock-based awards is determined based on management’s estimate of probability and timing for achieving the associated performance criteria.

The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchases for the years ended December 31, 2010, 2009 and 2008:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
		(In thousands)

Cost of revenues	$8,159	$4,831	$4,259
Research and development	19,324	12,088	11,746
Selling, general and administrative	33,027	13,139	13,131

Total stock-based compensation expense, before income taxes	60,510	30,058	29,136
Tax benefit	(7,548)	—	—

Total stock-based compensation expense, net of income taxes	$52,962	$30,058	$29,136

The table above excludes stock-based compensation (credit) expense of $(3) million, $8 million and $6 million for the years ended December 31, 2010, 2009 and 2008, respectively, for former Quantum executives related to our acquisition of Quantum in 2008, which are classified within acquisition-related charges in our consolidated statements of operations.

We have issued performance-based restricted stock units to eligible employees, allowing for a maximum of 10 million shares of our common stock to be issued under our 2005 Stock Plan. These restricted stock units vest only if we achieve all, or a portion of, quarterly operating margin performance criteria over a performance period from July 1, 2008 to December 31, 2012. We issued performance-based restricted stock units for up to 9.9 million shares of our common stock during 2008. In May 2009, the performance period was extended by one additional year to December 31, 2012. During 2010 and 2009 we issued additional performance-based restricted stock units to eligible employees for up to 0.5 million and 0.1 million shares, respectively, of our common stock.

We recognize stock-based compensation expense for performance-based restricted stock units when management believes it is probable that we will achieve the performance criteria. The awards vest once the performance criteria are met. If our management determines that performance goals are unlikely to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. We recorded total stock-based compensation expense related to performance-based restricted stock units of $25 million, $1 million and $2 million for the years ended December 31, 2010, 2009 and 2008, respectively. For the year ended December 31, 2010, charges for performance-based restricted stock units increased as we revised our estimates for achievement of performance plan criteria based on significant improvements in our current and forecasted operating results. During each of 2010 and 2009, we cancelled performance-based restricted stock units for up to 1.0 million shares of our common stock.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Segment Income (Loss)

		% of Total
		Segment	Change
Segment	2010	Income (Loss)	from 2009
	(In thousands, except percentages)

Microcontroller	$158,888	70%	$160,629
Nonvolatile Memory	39,839	18%	29,584
RF and Automotive	14,341	6%	22,743
ASIC	14,008	6%	34,492

	$227,076	100%	$247,448

		% of Total
		Segment	Change
Segment	2009	Income (Loss)	from 2008

Microcontroller	$(1,741)	9%	$(36,160)
Nonvolatile Memory	10,255	(50)%	(19,107)
RF and Automotive	(8,402)	41%	(13,385)
ASIC	(20,484)	100%	(8,754)

	$(20,372)	100%	$(77,406)

		% of Total
		Segment
Segment	2008	Income (Loss)

Microcontroller	34,419	60%
Nonvolatile Memory	29,362	51%
RF and Automotive	4,983	9%
ASIC	(11,730)	(20)%

	$57,034	100%

Microcontroller

For the year ended December 31, 2010, Microcontroller segment operating income was $159 million, compared to an operating loss of $(2) million for 2009, resulting principally from significantly higher shipment levels, improved factory loading, and a more favorable mix of higher margin products included in net revenues within this segment. The segment operating loss of $(2) million for 2009, comparing to a segment operating income of $34 million for 2008 was primarily a result of the global economic recession.

Nonvolatile Memory

For the year ended December 31, 2010, Nonvolatile Memory segment operating income increased to $40 million, compared to operating income of $10 million for 2009. Despite reduced revenues, operating results in this segment improved significantly compared to the prior year as a result of improved pricing conditions and lower production costs related to improved factory loading. The segment operating income of $10 million for 2009 decreased from segment operating income of $29 million for 2008 primarily as a result of the global economic recession.

RF and Automotive

For the year ended December 31, 2010, our RF and Automotive segment operating income was $14 million, compared to an operating loss of $(8) million for 2009, resulting primarily from increased shipments. The segment operating loss of $(8) million for 2009, compared to segment operating income of $5 million for 2008, was primarily a result of the global economic recession.

ASIC

For the year ended December 31, 2010, our ASIC operating income increased to $14 million, compared to an operating loss of $(20) million for the year ended December 31, 2009. Despite reduced revenues, operating results in this segment improved significantly compared to the prior year as a result of improved pricing conditions and lower production costs associated with improved factory loading. The segment operating loss of $(20) million for 2009 increased from a segment operating loss of $(12) million for 2008 primarily as a result of the global economic recession.

Charges for Grant Repayments

For the years ended December 31, 2010, 2009 and 2008, we recorded interest expense of $1 million, $2 million and $1 million, respectively, within charges for grant repayments on the consolidated statements of operations, primarily related to estimated grant repayment requirements associated with the closure of our former Greece facility.

Acquisition-Related Charges

We recorded total acquisition-related charges of $2 million, $16 million and $24 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to our acquisition of Quantum Research Group Ltd. in 2008, which comprised of the following components:

	Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008
		(In thousands)

Amortization of intangible assets	$4,466	$4,917	$5,556
In-process research and development	—	—	1,047
Compensation-related expense — cash	199	3,871	10,710
Compensation-related expense — stock	(3,065)	7,561	6,301

	$1,600	$16,349	$23,614

We recorded amortization of intangible assets of $4 million, $5 million and $6 million in each of the years ended December 31, 2010, 2009 and 2008, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. We estimate charges related to amortization of intangible assets will be approximately $4 million for 2011.

In the quarter ended March 31, 2010, we recorded a credit of $5 million related to the reversal of the expenses previously recorded for shares that were expected to be issued in March 2011 to a former executive of Quantum, contingent on continuous employment with us. We recorded the credit after these shares were forfeited as a result of a change in employment status.

For the year ended December 31, 2008, we recorded a charge of $1 million associated with acquired in-process research and development (“IPR&D”), in connection with the acquisition of Quantum. Our methodology for allocating the purchase price to IPR&D involves established valuation techniques utilized in the high-technology industry.

Asset Impairment Charges and Gain (Loss) on Sale of Assets

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

The table below summarizes the asset impairment charges for our wafer fabrication facilities by location included in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

Rousset, France	$11,922	$79,841	$—
Heilbronn, Germany	—	—	7,969

Total asset impairment charges	$11,922	$79,841	$7,969

Loss (Gain) on Sale of Assets

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

Secure Microcontroller Solutions	$5,715	$—	$—
Rousset, France	94,052	—	—
Heilbronn, Germany	—	(164)	(2,706)
North Tyneside, United Kingdom	—	—	(29,948)

Total loss (gain) on sale of assets	$99,767	$(164)	$(32,654)

Secure Microcontroller Solutions

On September 30, 2010, we completed the sale of our SMS business to INSIDE. Under the terms of the sale agreement, we received cash consideration of $37 million, subject to a working capital adjustment. Cash proceeds of $5 million were deposited in escrow upon completion of the sale, for a period of twenty months, subject to post closing claims. We may receive additional cash consideration of up to $16 million, if certain financial targets are met in 2011. The SMS business did not meet the financial targets for 2010, which could have resulted in payments to us of up to $5 million. We also entered into other ancillary agreements as part of the sale. We recorded a loss on sale of this business of $6 million, which is summarized in the following table:

(In thousands)

Sales consideration	$37,000
Net assets transferred, including working capital	(32,420)
Release of currency translation adjustment	(2,412)
Selling costs	(3,882)
Other related costs	(4,001)

Loss on Sale of Assets	$(5,715)

Our East Kilbride, UK facility was included in the assets transferred to INSIDE, resulting in the complete liquidation of our investment in this foreign entity. As a result, we recorded a charge of $2 million as a component of the loss on sale related to the currency translation adjustment balance (“CTA balance”) that was previously recorded within stockholders’ equity.

As part of the SMS sale, we incurred direct and incremental selling costs of $4 million, which represented broker commissions and legal fees. We also incurred a transfer fee of $1 million related to transferring a royalty agreement to INSIDE. These costs provided no benefit to us, and would not have been incurred if we were not selling the SMS business unit. Therefore, the direct and incremental costs associated with these services were recorded as part of the loss on sale. We also incurred other costs related to the sale of $3 million, which included performance-based bonuses of $0.5 million for certain employees (no executive officers were included), related to the completion of the sale.

INSIDE has entered into a three year supply agreement to purchase wafers from the manufacturing operations in Rousset, France that we sold to LFoundry in the second quarter of 2010. Wafers that INSIDE purchases from LFoundry will reduce future commitment under our wafer supply agreement with LFoundry.

We also agreed to provide INSIDE a royalty-based, non-exclusive license to certain SMS business-related intellectual property that we retained in order to support the current SMS business and future product development.

Rousset, France

On June 23, 2010, we completed the sale of our manufacturing operations in Rousset, France to LFoundry. In connection with the sale, we entered into certain other ancillary agreements, including an MSA under which we will purchase wafers from LFoundry for four years following the closing on a “take-or-pay” basis.

In connection with the sale, we recorded a loss on sale of $94 million which is summarized in the following table:

(In thousands)

Net assets transferred	$61,646
Fair value of Manufacturing Services Agreement	92,417
Currency translation adjustment	(97,367)
Severance cost liability	27,840
Transition services	4,746
Selling costs	3,173
Other related costs	1,597

Loss on Sale of Assets	$94,052

In connection with the sale of the manufacturing operations, we transferred assets and liabilities specific to the manufacturing operations totaling $62 million to LFoundry.

Our “take-or-pay” obligations under the MSA are limited to specified monthly periods based on rolling forecasts we provide to LFoundry. Based on the demand for our products in 2010, we purchased all the wafers available to us under the MSA. We recorded a loss on the sale of our Rousset manufacturing operations of $94 million in 2010.

As future wafer purchases under the MSA were negotiated at pricing above their fair value when compared to current pricing available from third-party foundries, we recorded a liability in conjunction with the sale, representing the present value of the unfavorable purchase commitment. We determined that the difference between the contract prices and market prices over the term of the agreement totaled $104 million. The present value of this liability, using a discount rate of 7%, which was based on a rate for unsecured subordinated debt similar to the Company, was determined to be $92 million, and has been included in the loss on sale. The gross value of the MSA is recognized as a credit to cost of revenues over the term of the MSA as the wafers are purchased and the present value discount of $11 million is recognized as interest expense over the same term. We recorded a credit to cost of revenues of $15 million and $3 million in interest expense relating to the MSA in 2010. We recorded a loss on sale of our Rousset manufacturing operations of $94 million, inclusive of the $92 million charge described above.

The sale of our Rousset manufacturing operations resulted in the substantial liquidation of our investment in our European manufacturing facilities, and accordingly, we recorded a gain of $97 million related to currency translation adjustment balance (“CTA balance”) that was previously recorded within stockholders’ equity, as we concluded, based on the relevant accounting guidance, that we should similarly release all remaining related currency translation adjustments.

As part of the sale, we agreed to reimburse LFoundry for severance costs expected to be incurred subsequent to the sale. We entered into an escrow agreement in which we agreed to remit funds to LFoundry for the required benefits and payments to those employees who are determined to be part of an approved departure plan. We paid $28 million for severance amounts payable under the arrangement in the fourth quarter of 2010.

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

We also incurred direct and incremental selling costs of $3 million, which represented broker commissions and legal fees associated with the sale of our Rousset manufacturing operations to LFoundry.

Property and equipment previously included in the disposal group and reclassified to held and used in December 2009 totaled $110 million. In connection with this reclassification, we assessed the fair value of the property and the equipment to be retained and concluded that the fair value of the property was lower than its carrying value less depreciation expense that would have been recognized had the asset (disposal group) been continuously classified as held and used. As a result we recorded an impairment charge of $80 million in the fourth quarter of 2009. No impairment charge was recorded for the equipment that was reclassified to held and used but the depreciation expense that would have been recognized had the asset (disposal group) been continuously classified as held and used, which totaled of $5 million was included in operating results in fourth quarter of 2009. For the year ended December 31, 2010, following further negotiation with LFoundry, we determined that certain assets should instead remain with us. As a result, we reclassified property and equipment to held and used in the quarter ended June 30, 2010. In connection with this reclassification, we assessed the fair value of these assets to be retained and concluded that the fair value of the assets was lower than its carrying value less depreciation expense that would have been recognized had the assets been continuously classified as held and used. As a result, we recorded additional asset impairment charges of $12 million in the second quarter of 2010.

Heilbronn, Germany

On December 30, 2008, we completed the sale of our Heilbronn, Germany manufacturing operations to Tejas Silicon Holding Limited (“TSI”). We recorded an impairment loss of $8 million for the year ended December 31, 2008, which consisted of $3 million for the net book value of the fixed assets and $5 million for selling costs related to legal, commissions and other direct incremental costs. We recorded a gain on sale of $3 million for the year ended December 31, 2008 upon completion of the sale. The sale of the Heilbronn manufacturing operations did not qualify as discontinued operations as the operations and future cash flows were not eliminated from our RF and Automotive segment. We continue to purchase wafers TSI. See Note 11 of the Notes to the Consolidated Financial Statements related to future wafer purchase commitments.

North Tyneside, United Kingdom

On October 8, 2007, we entered into agreements to sell certain wafer fabrication equipment and land and buildings at North Tyneside to Taiwan Semiconductor Manufacturing Company (“TSMC”) and Highbridge Business Park Limited (“Highbridge”) for a total of approximately $125 million. We recorded proceeds of

$82 million and recognized a gain of $30 million for the sale of the equipment for the year ended December 31, 2008. We received proceeds of $43 million from Highbridge upon completion of the real property portion of the transaction in November 2007. We vacated the facility in May 2008.

Restructuring Charges

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the years ended December 31, 2010, 2009 and 2008:

	January 1,			Currency	December 31,
	2010			Translation	2010
	Accrual	Charges	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Second quarter of 2008
Employee termination costs	4	—	—	(1)	3
Third quarter of 2008
Employee termination costs	557	—	(44)	(53)	460
First quarter of 2009
Employee termination costs	—	986	(954)	(32)	—
Other restructuring charges	318	—	(182)	—	136
Second quarter of 2010
Employee termination costs	—	4,267	(2,965)	(16)	1,286

Total 2010 activity	$2,471	$5,253	$(4,145)	$(102)	$3,477

	January 1,			Currency	December 31,
	2009			Translation	2009
	Accrual	Charges	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2007
Other restructuring charges	218	470	(698)	10	—
Second quarter of 2008
Employee termination costs	235	46	(273)	(4)	4
Third quarter of 2008
Employee termination costs	17,575	87	(16,220)	(885)	557
Fouth quarter of 2008
Employee termination costs	3,438	626	(4,060)	(4)	—
First quarter of 2009
Employee termination costs	—	2,207	(2,393)	186	—
Other restructuring charges	—	389	(71)	—	318
Second quarter of 2009
Employee termination costs	—	2,856	(2,856)	—	—

Total 2009 activity	$23,058	$6,681	$(26,571)	$(697)	$2,471

	January 1,			Currency	December 31,
	2008	Charges/		Translation	2008
	Accrual	(Credits)	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2006
Employee termination costs	1,324	(224)	(1,172)	72	—
Fourth quarter of 2007
Employee termination costs	12,759	1,431	(14,749)	559	—
Termination of contract with supplier	—	12,206	(13,019)	813	—
Other restructuring charges	—	20,778	(21,465)	905	218
Second quarter of 2008
Employee termination costs	—	2,990	(2,534)	(221)	235
Third quarter of 2008
Employee termination costs	—	28,852	(8,921)	(2,356)	17,575
Fouth quarter of 2008
Employee termination costs	—	5,291	(1,879)	26	3,438

Total 2008 activity	$15,675	$71,324	$(63,739)	$(202)	$23,058

2010 Restructuring Charges

For the year ended December 31, 2010, we incurred restructuring charges of $5 million related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities. We paid $4 million related to employee termination costs for the year ended December 31, 2010.

2009 Restructuring Charges

For the year ended December 31, 2009, we incurred restructuring charges of $7 million consisting of the following:

•	Net charges of $6 million, related to severance costs resulting from involuntary termination of employees.

•	Charges of $1 million related to facility closure costs.

We paid $26 million related to employee termination costs for the year ended December 31, 2009.

2008 Restructuring Charges

For the year ended December 31, 2008, we incurred restructuring charges of $71 million.

We incurred restructuring charges related to the signing of agreements in October 2007 to sell certain wafer fabrication equipment and real property at North Tyneside to TSMC and Highbridge. As a result of this action, this facility was closed and all of the employees of the facility were terminated by June 30, 2008. In addition, we began implementing new initiatives, primarily focused on lowering manufacturing costs and eliminating non-core research and development programs. We recorded the following restructuring charges (credits):

•	Net charges of $38 million related to severance costs resulting from involuntary termination of employees.

•	Charges of $21 million related to equipment removal and facility closure costs. After production activity ceased, we utilized employees as well as outside services to disconnect fabrication equipment, fulfill equipment performance testing requirements of the buyer, and perform facility decontamination and other facility closure-related activities. Included in these costs are labor costs, facility related costs, outside service provider costs, and legal and other fees. Equipment removal, building decontamination and closure related cost activities were completed as of June 30, 2008.

•	Charges of $12 million related to contract termination charges, primarily associated with a long-term gas supply contract for nitrogen gas utilized in semiconductor manufacturing. In particular, we are required to pay an early termination penalty including de-contamination and removal costs, as well as other contract termination costs related to semiconductor equipment support services with minimum payment clauses extending beyond the current period.

•	Net charges of $1 million related to changes in estimates of termination benefits originally recorded.

We paid $29 million related to employee termination costs for the year ended December 31, 2008.

Interest and Other Income (Expense), Net

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

Interest and other income	$3,154	$1,845	$10,973
Interest expense	(7,535)	(6,600)	(12,340)
Foreign exchange transaction gains (losses)	13,199	(6,651)	(4,939)

Total	$8,818	$(11,406)	$(6,306)

Interest and other income (expense), net, resulted in income of $9 million for the year ended December 31, 2010, compared to an expense of $11 million for the year ended December 31, 2009. The change to income for the year ended December 31, 2010 was primarily due to changes to our foreign exchange exposures from intercompany balances between our subsidiaries compared to the year ended December 31, 2009. We continue to have balance sheet exposures in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future.

Included in interest expense for the year ended December 31, 2010 is approximately $3 million of interest expense related to our wafer supply agreement with LFoundry. Interest expense on debt balances declined in 2010 as a result of repaying outstanding balances under our revolving line of credit and lower borrowing rates in effect for the year. We terminated our revolving line of credit in December 2010.

Interest and other (expense) income, net, was an expense of $11 million for the year ended December 31, 2009, compared to an expense of $6 million for the year ended December 31, 2008. The increase in net expenses was primarily a result of a decrease in interest income of $9 million on our investment portfolio due to lower investment yields and an increase in foreign exchange losses of $2 million, offset by a decrease in interest expense of $6 million due to lower debt balances.

(Benefit from) Provision for Income Taxes

We recorded a (benefit from) provision for income taxes of $(307) million, $(27) million and $7 million in the years ended December 31, 2010, 2009 and 2008, respectively. The significant components of the tax benefit for the year ended December 31, 2010 were the favorable settlement of tax audits, the release of valuation allowances attributable to deferred tax assets, as discussed below, and the recognition of certain US foreign tax credits and foreign R&D credits. For the years ended December 31, 2009 and 2008, there was a benefit of $40 million and $13 million, respectively, due to the recognition of refundable R&D credits that related to prior years. The refundability of these credits does not depend on the existence of taxable income or a tax liability and the credits were not previously recognized due to uncertainty over the realization of these credits. The credits were realized during these years as the income tax audits were completed or the related statutes of limitation for the credits expired. In the year ended December 31, 2009, the tax benefit was partially offset by net out-of-period adjustments related to prior years of $8 million to record income tax expense associated with certain foreign intercompany loans and alternative minimum tax, which related to fiscal years 2003 to 2008. We assessed the impact of correcting these errors in 2009 and did not believe that these amounts were material to any prior period financial statements. As a result, we did not restate any prior period amounts.

During the fourth quarter of 2010, we concluded that it was more likely than not that we would be able to realize the benefit of a significant portion of our deferred tax assets in the future. We based this conclusion on historical and projected operating performance, including the implementation of a global restructuring on January 1, 2011, such that we believe that our operations will generate sufficient taxable income in future periods to realize the tax benefit associated with the deferred tax assets. As a result, we released valuation allowances totaling $117 million related to certain deferred tax assets. We believe that it is more likely than not that the benefit from certain U.S. Federal capital loss carryforwards, state net operating losses and state tax credits, including R&D credit carryforwards, will not be realized and as a result we continue to provide a full valuation allowance on the deferred tax assets relating to these items.

In the three months ended June 30, 2010, we recorded a net discrete deferred income tax benefit of $44 million associated with the sale of our wafer manufacturing operations in Rousset, France, as management determined that this benefit will more likely than not be realized in current and future periods.

The tax attribute carryforwards as at December 31, 2010 consist of the following (in thousands):

	December 31,	Nature of
Tax Attribute	2010	Expiration

Federal net operating loss carry forwards	$—	N/A
Foreign net operating loss carry forwards	254,272	beginning 2011
State net operating loss carry forwards	506,811	2011-2030
Federal R&D credits, net of those related to stock option deductions	21,983	beginning 2020
Federal R&D credits related to stock option deductions	7,381	beginning 2020
State R&D credits	10,982	indefinite
Foreign tax credits	25,124	beginning 2020
State investment tax credits	13,857	beginning 2011
Foreign R&D credits	14,556	refundable

We believe we may not be able to utilize the net operating loss carry forwards in non-U.S. jurisdictions before they expire, starting in 2011.

At December 31, 2010, 2009 and 2008, we had $64 million, $183 million and $216 million of unrecognized tax benefits, respectively. We recognize uncertain tax positions only to the extent we believe that it is more-likely-than-not that the position will be sustained. We do not expect any significant changes to uncertain tax position in the next twelve months.

During the third quarter, we were able to complete negotiations and conclude our IRS audit for the years 2000 through 2003, primarily related to transfer pricing. As a result of the settlement of this audit, we recognized previously unrecognized tax benefits of approximately $151 million during the year, which resulted in a benefit to tax expense of $54 million, related to the release of previously accrued tax reserves, and an increase in gross deferred tax assets, primarily foreign tax credits and net operating losses (with a full valuation allowance) of $97 million. We also recorded an additional benefit to income tax expense of approximately $151 million of which $103 million related to the release of previously accrued penalties and interest on the tax exposures, and $48 million related to a refund from the carryback of tax attributes to tax years prior to the audit. During the fourth quarter, we recorded an income tax benefit of $2 million related to an additional refund received related to the IRS audit.

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

On January 1, 2011, we implemented a global tax restructuring. If we had not implemented this global tax restructuring, we believe that our income tax rate and cash tax liabilities would have substantially increased in 2011 and future years due to an increase in projected taxable income, combined with the substantial reduction of tax attributes during the last few years. This reduction of tax attributes includes the full utilization of U.S. Federal net operating losses and a substantial reduction of foreign tax credits available as of December 31, 2010.

Liquidity and Capital Resources

At December 31, 2010, we had $521 million of cash, cash equivalents and short-term investments, compared to $476 million at December 31, 2009. Our current ratio, calculated as total current assets divided by total current liabilities, was 2.59 at December 31, 2010, compared to 2.49 at December 31, 2009. We reduced our debt obligations to $4 million at December 31, 2010 from $95 million at December 31, 2009. Working capital, calculated as total current assets less total current liabilities, increased to $708 million at December 31, 2010, compared to $596 million at December 31, 2009. Cash provided by operating activities was $299 million and $122 million for the years ended December 31, 2010 and 2009, respectively, and capital expenditures totaled $100 million and $32 million for the years ended December 31, 2010 and 2009, respectively.

Operating Activities

Net cash provided by operating activities was $299 million for the year ended December 31, 2010, compared to $122 million for the year ended December 31, 2009. Net cash provided by operating activities for the year ended December 31, 2010 increased primarily due to improved operating results, adjusting net income of $423 million to exclude the non-cash benefit relating to the release of tax accruals and reserves for certain deferred tax assets of $165 million, offset by adjustment for certain non-cash charges for depreciation and amortization of $66 million, stock-based compensation charges of $57 million, and $31 million related to the non-cash portion of loss on sale related to the sale of our Rousset, France manufacturing operations and our SMS business. In addition, operating cash flows were reduced by inventory build during the year of $60 million and trade accounts receivable increase of $38 million.

Net cash provided by operating activities was $122 million for the year ended December 31, 2009, compared to $111 million for the year ended December 31, 2008. Net cash provided by operating activities for the year ended December 31, 2009 was attributable to adjusting the net loss of $109 million to exclude an asset impairment charge of $80 million, certain non-cash depreciation and amortization charges of $71 million and stock-based compensation charges of $38 million. In addition, operating cash flows for 2009 were increased by reduced inventories of $85 million (relating to lower production levels). Cash flows from operations were reduced by $49 million through payments that reduced liabilities incurred in 2008, including restructuring payments of $27 million and a repayment of a single customer advance of $10 million.

Accounts receivable increased by 19% or $38 million to $232 million at December 31, 2010, from $194 million at December 31, 2009. The average days of accounts receivable outstanding (“DSO”) decreased to 46 days at December 31, 2010 from 51 days at December 31, 2009. The increase in receivable balances is related to the 35% increase in revenues during the year, while DSO improved primarily due to improved collection efforts and better linearity of shipments during the year.

Inventories increased during 2010, using $60 million of operating cash flows for the year ended December 31, 2010 to build inventory, compared to a decrease in inventories resulting in $85 million of operating cash flows for the year ended December 31, 2009. Our days of inventory increased to 109 days at December 31, 2010 from 102 days at December 31, 2009. Inventory levels increased during the year primarily to support higher increased demand within our Microcontroller business. Inventories consist of raw wafers, purchased foundry wafers, work-in-process and finished units. We expect to continue to build our inventory levels throughout 2011.

For the year ended December 31, 2010 and 2009, we made cash payments of $4 million and $11 million, respectively, to former Quantum employees in connection with contingent employment arrangements resulting from the Quantum acquisition in 2008. We also received cash payments of $6 million related to litigation-related insurance settlements that were recorded as a reduction of operating expenses for the year ended December 31, 2010.

Investing Activities

Net cash used in investing activities was $76 million for the year ended December 31, 2010, compared to $44 million for the year ended December 31, 2009. For the year ended December 31, 2010, we paid $100 million for acquisitions of fixed assets and $5 million for intangible assets, offset in part by net proceeds of $19 million from the sale of our SMS business and net proceeds of $19 million from the sale of short-term investments.

For the year ended December 31, 2009, we paid $32 million for acquisitions of fixed assets, $11 million for intangible assets and approximately $3 million related to contingent consideration earned by a former Quantum employee. For the year ended December 31, 2008, we paid approximately $99 million to acquire Quantum, net of cash acquired, and $44 million for capital expenditures, partially offset by $80 million we received from the sale of fabrication equipment from our North Tyneside, UK facility.

We anticipate expenditures for capital purchases will be between $80 million and $100 million in 2011, which will be used to maintain existing manufacturing operations and provide additional testing capacity.

Financing Activities

Net cash used in financing activities was $158 million and $46 million for the years ended December 31, 2010 and 2009, respectively. We repaid all remaining principal balances on our bank line of credit of $80 million and capital leases of $11 million for the year ended December 31, 2010, compared to payments of $6 million for the year ended December 31, 2009. Proceeds from the issuance of common stock totaled $30 million and $10 million for the years ended December 31, 2010 and 2009, respectively. We utilized $89 million in cash to repurchase 12 million shares of our common stock in 2010, following the authorization by our Board of Directors in August 2010 to repurchase up to $200 million of our common stock in the open market depending upon market conditions and other factors.

We believe our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, available equipment lease financing, and other short-term and medium-term bank borrowings, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

During the next twelve months, we expect our operations to continue to generate positive cash flow. However, a portion of cash balances may be used to make capital expenditures, repurchase common stock, or make acquisitions. Remaining debt obligations totaled $4 million at December 31, 2010. We made $100 million in cash payments for capital equipment in 2010, and we expect total cash payments for capital expenditures of $80 million to $100 million in 2011. We paid $91 million to reduce our debt in 2010. We paid $4 million in restructuring payments, primarily for employee severance, in 2010. We expect to pay out approximately $15 to $25 million in additional restructuring and disposition related payments over the next twelve months. During 2011 and in future years, our ability to make necessary capital investments or strategic acquisitions will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary. We believe we have sufficient working capital to fund operations with $521 million in cash, cash equivalents and short-term investments as of December 31, 2010 together with expected future cash flows from operations. Cash flows from operations totaled $299 million for the year ended December 31, 2010.

On March 15, 2006, we entered into a five-year asset-backed credit facility for up to $165 million (reduced to $125 million on November 6, 2009) with certain European lenders. Commitment fees and amortization of up-front fees paid related to this facility totaled $1 million in each of the three years ended December 31, 2010, 2009 and 2008, respectively, and are included in interest and other income (expense), net, in the consolidated statements of operations. In November 2010, we repaid all amounts outstanding under this facility and terminated the facility agreement in December 2010.

Contractual Obligations

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2010. See Note 11 of Notes to Consolidated Financial Statements for further discussion.

	Payments Due by Period
	Less than 1	1-3	3-5	More than 5
Contractual Obligations:	Year	Years	Years	Years	Total
	(In thousands)

Notes payable	$—	$—	$3,967	$—	$3,967
Capital leases	90	—	—	—	90

Total debt obligations	90	—	3,967	—	4,057

Capital purchase commitments	3,473	—	—	—	3,473
Long-term supply agreement obligation(a)	29,820	—	—	—	29,820
Long-term supply agreement obligation(b)	148,798	188,080	28,629	—	365,507
Estimated pension plan benefit payments (see Note 13)	417	990	1,445	7,238	10,090
Grants to be repaid	14,456	—	—	—	14,456
Restructuring(c)	3,477	—	—	—	3,477
Operating leases(d)	14,942	14,940	3,294	3,091	36,267
Other long-term obligations(e)	14,040	28,080	4,668	6,516	53,304

Total other commitments	229,423	232,090	38,036	16,845	516,394

Add: interest	1	—	—	—	1

Total	$229,514	$232,090	$42,003	$16,845	$520,452

(a)	This amount relates to the contractual obligation on a supply agreement that we entered into with TSI, the buyer of our manufacturing operations in Heilbronn, Germany. This commitment is equivalent to approximately 22 million Euros as of December 31, 2010 (the original commitment upon closing in 2008 was 82 million Euros).

(b)	This amount relates to the contractual obligation for the wafer supply agreement that we entered into with LFoundry, the buyer of our manufacturing operations in Rousset, France in June 2010 (the original commitment upon closing was $448 million).

(c)	Contains all restructuring liabilities as of December 31, 2010.

(d)	Contains approximately $21 million of obligations relating to software rights.

(e)	Other long-term obligations consist of advances from customers account for $35 million of the balance, of which $10 million is paid out annually, until paid in full (see Note 2 of Notes to Consolidated Financial Statements for further discussion). The remaining balance of $18 million relates to $12 million of technology license payments and $6 million of various other long-term obligations.

The contractual obligation table above excludes certain estimated tax liabilities of $26 million as of December 31, 2010 because we cannot make a reliable estimate of the timing of tax audit outcomes and related future tax payments. However, these estimated tax liabilities for uncertain tax positions are included in our consolidated balance sheet. See Note 2 and 12 of the Notes to the Consolidated Financial Statements for further discussion.

Our ability to service long-term debt or repurchase shares in the United States or to obtain cash for other needs from our foreign subsidiaries may be structurally impeded. Since a substantial portion of our operations are conducted through our foreign subsidiaries, our cash flow, ability to service debt, and payments to vendors are partially dependent upon the liquidity and earnings of our subsidiaries as well as the distribution of those earnings, or repayment of loans or other payments of funds by those subsidiaries, to us. Our foreign subsidiaries are separate and distinct legal entities and may be subject to local legal or tax requirements, or other restrictions that may limit their ability to transfer funds to other group entities including the U.S. parent entity, whether by dividends, distributions, loans or other payments.

Defined Benefit Pension Plans

We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are provided in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The plans are non-funded, except as pension payments to beneficiaries become due. Pension liabilities and charges to expense are based upon various assumptions, updated quarterly, including discount rates, future salary increases, employee turnover, and mortality rates. Retirement Plans consist of two types of plans. Our first plan type covers our French employees and provides for termination benefits paid to employees only at retirement, and consists of approximately one to five months of salary. Our second plan type covers our German employees and provides for defined benefit payouts for the remaining employee’s post-retirement life. Pension benefits payable under these plans totaled $27 million and $29 million at December 31, 2010 and 2009, respectively. Cash funding for benefits to be paid for in 2011 is expected to be approximately $0.4 million and an additional $10 million thereafter over the next 10 years.

Off-Balance Sheet Arrangements (Including Guarantees)

In the ordinary course of business, we have investments in privately held companies, which we review annually to determine if they should be accounted for as variable interest entities. For the year ended December 31, 2010, we evaluated our investments in these privately held companies and concluded that we are not the primary beneficiary of any variable interest from investment entities. As a result, we account for these investments on the cost basis and do not consolidate the activity of these investee entities. Certain events can require a reassessment of our investments in privately held companies to determine if they meet the criteria for variable interest entities and to determine which stakeholders in such entities will be the primary beneficiary. In the event of a reassessment, we may be required to make additional disclosures or consolidate these entities in future periods.

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either our subsidiaries or us. As of December 31, 2010, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $2 million. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that revises analysis for identifying the primary beneficiary of a variable interest entity (“VIE”), by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs using Level 3 methodologies. Except for the detailed disclosure in the Level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance became effective for interim and annual periods beginning after December 15, 2009. The adoption of the disclosure portion of the guidance did not have a material impact on the Company’s consolidated results of operations and financial position. We do not expect the adoption of the portion of the guidance related to the Level 3 reconciliation to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The elimination of the concept of a QSPE removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of this amendment did not have a material impact on our consolidated financial statements.

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

For sales to certain distributors (primarily based in the U.S. and Europe) with agreements allowing for price protection and product returns, we do not have the ability to estimate future claims at the point of shipment, and given that price is not fixed or determinable at that time, revenue is not recognized until the distributor sells the product to its end customer.

During 2010, we negotiated new sales terms with our independent distributors in Asia, excluding Japan. Under the new terms, we invoice these distributors at full list price upon shipment and issue a rebate, or “credit,” once product has been sold to the end customer and the distributor has certain met reporting requirements. Our previous sales arrangement with Asia distributors was to invoice at a price net of any rebates. We have historically recognized revenue for Asia distributors at the point of shipment as the price was fixed or determinable and all other revenue recognition criteria were met at the point of shipment. After implementing our new sales agreements, and reviewing the pricing, rebate and quotation-related terms, we concluded that we could reliably estimate future claims. Therefore, we continue to recognize revenue at the point of shipment for our Asian distributors, utilizing amounts invoiced, less estimated future claims, as we have the ability to estimate future claims at that time.

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

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing specific customer creditworthiness, historical bad debts and current economic trends. At both December 31, 2010 and 2009, the allowance for doubtful accounts was approximately $12 million.

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

In assessing the realizability of deferred tax assets, we evaluate both positive and negative evidence that may exist and consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Any adjustment to the net deferred tax asset valuation allowance would be recorded in the consolidated statement of operations for the period that the adjustment is determined to be required.

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

We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales levels by product. We provide for inventories on hand in excess of forecasted demand. In addition, we write off inventories that are considered obsolete. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles. Increases to the provision for excess and obsolete inventory are charged to cost of revenues. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-cost inventory is subsequently sold, the related provision is matched to the movement of related product inventory, resulting in lower costs and higher gross margins for those products.

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

We estimate the useful life of our manufacturing equipment, which is the largest component of our fixed assets, to be five years. We base our estimate on our experience with acquiring, using and disposing of equipment over time. Depreciation expense is a major element of our manufacturing cost structure. We begin depreciation on new equipment when it is put into use for production. The aggregate amount of fixed assets under construction for which depreciation was not being recorded was approximately $9 million and $4 million as of December 31, 2010 and 2009, respectively.

Valuation of Goodwill and Intangible Assets

We review goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. Determining the fair value of a reporting unit is subjective in nature and involves the use of significant estimates and assumptions. We determine the fair value of our reporting unit based on an income approach, whereby we calculate the fair value of the reporting unit based on the present value of estimated future cash flows, which are formed by evaluating operating plans. Estimates of the future cash flows associated with the businesses are critical to these assessments. The assumptions used in the fair value calculation change from year to year and include revenue growth rates, operating margins, risk adjusted discount rates and future economic and market conditions. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates.

Stock-Based Compensation

We determine the fair value of stock-based payment awards on the measurement date utilizing an option-pricing model, which is affected by our common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors during the expected period between the stock option vesting date and the stock option exercise date. For performance-based restricted stock units, we are required to assess the probability of achieving certain financial objectives at the end of each reporting period. Based on the assessment of this probability, which requires subjective judgment, we record stock-based compensation expense before the performance criteria are actually fully achieved, which may then be reversed in future periods if we determine that it is no longer probable that the objectives will be achieved. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. The fair value of a restricted stock unit is equivalent to the market price of our common stock on the measurement date.

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

Valuation of Marketable Securities

Our marketable securities include corporate debt securities, U.S. government and municipal agency debt securities, commercial paper, guaranteed variable annuities and auction rate securities. We monitor our investments for impairment periodically and recognize an impairment charge when the decline in the fair value of these investments is judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. We consider various factors in determining whether impairment is other-than-temporary, including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the consolidated balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through December 31, 2010,

We had long-term debt and capital leases totaling $4 million at December 31, 2010, which have fixed interest rates. We no longer have any variable rate debt due to the repayment of our line of credit to Bank of America in the fourth quarter of 2010 (see Note 8 of the Notes to the Consolidated Financial Statements). We do not hedge against the risk of interest rate changes for debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.

Foreign Currency Risk

When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product, which would reduce our revenues. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. The net effect of average exchange rates for the year ended December 31, 2010, compared to the average exchange rates for the year ended December 31, 2009, would have resulted in an increase to income of operations of $12 million. This impact is determined assuming that all foreign currency denominated transactions that occurred for the year ended December 31, 2010 were recorded using the average foreign currency exchange rates in the same period in 2009. We do not use derivative instruments to hedge our foreign currency risk.

Changes in foreign exchange rates have historically had a significant effect on our net revenues and operating costs. Net revenues denominated in foreign currencies were 22%, 24% and 23% of our total net revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Costs denominated in foreign currencies were 33%, 39% and 47% of our total operating costs for the years ended December 31, 2010, 2009 and 2008, respectively.

Net revenues denominated in Euros were 22%, 23% and 22% for the years ended December 31, 2010, 2009 and 2008, respectively. Costs denominated in Euros were 29%, 35% and 42% of our total costs for the years ended December 31, 2010, 2009 and 2008, respectively.

Net revenues included 265 million Euros, 207 million Euros and 230 million Euros for the years ended December 31, 2010, 2009 and 2008, respectively. Operating expenses included 291 million Euros, 312 million Euros and 429 million Euros for the years ended December 31, 2010, 2009 and 2008, respectively.

Average exchange rates utilized to translate foreign currency revenues and expenses in Euros were approximately 1.36, 1.39 and 1.48 Euros to the dollar for the years ended December 31, 2010, 2009 and 2008, respectively.

For the year ended December 31, 2010, changes in foreign exchange rates had an unfavorable effect on our operating results. Our net revenues for the year ended December 31, 2010 would have been approximately $17 million higher had the average exchange rate in 2010 remained the same as the rate in effect for the year ended December 31, 2009. In addition, in 2010, our operating expenses would have been approximately $5 million higher (relating to cost of revenues of $0.1 million; research and development expenses of $4 million and sales, general and administrative expenses of $1 million). The net effect, had foreign currency rates remained the same during 2010, would have resulted in an increase to income of operations of approximately $12 million in 2010.

For the year ended December 31, 2009, changes in foreign exchange rates had a favorable effect on our operating results. Our net revenues for the year ended December 31, 2009 would have been approximately $18 million higher had the average exchange rate in 2009 remained the same as the rate in effect for the year ended December 31, 2008. In addition, in 2009, our operating expenses would also have been approximately $39 million higher (relating to cost of revenues of $19 million; research and development expenses of $13 million; and sales, general and administrative expenses of $7 million). The net effect, had foreign currency rates remained the same during 2009, would have resulted in an increase to loss from operations of approximately $21 million in 2009.

We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 33% and 29% of our accounts receivables were denominated in foreign currency as of December 31, 2010 and 2009.

Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 10% and 27% of our accounts payable were denominated in foreign currency as of December 31, 2010 and 2009, respectively. Approximately 98% and 15% of our debt obligations were denominated in foreign currency as of December 31, 2010 and December 31, 2009, respectively. We have not historically sought to hedge our foreign currency exposure, although we may determine to do so in the future.

Liquidity and Valuation Risk

Approximately $2 million and $5 million of our investment portfolio at December 31, 2010 and 2009, respectively, were invested in auction-rate securities. In July 2010, we sold $3 million of our auction-rate securities to UBS Financial Services Inc. at par value.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Atmel Corporation
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	63
Consolidated Balance Sheets as of December 31, 2010 and 2009	64
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	65
Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income for the Years Ended December 31, 2010 2009 and 2008	66
Notes to Consolidated Financial Statements	67
Report of Independent Registered Public Accounting Firm	112
Financial Statement Schedules
The following Financial Statement Schedules for the years ended December 31, 2010, 2009, and 2008 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto:
Schedule II Valuation and Qualifying Accounts	113
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto

Supplementary Financial Data
Selected Quarterly Financial Data (unaudited) for the Years Ended December 31, 2010 and 2009	114

Atmel Corporation

Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands, except per share data)

Net revenues	$1,644,060	$1,217,345	$1,566,763
Operating expenses
Cost of revenues	915,876	804,338	976,223
Research and development	236,812	212,045	260,310
Selling, general and administrative	264,296	221,334	273,196
Acquistion-related charges	1,600	16,349	23,614
Charges for grant repayments	1,000	1,554	718
Restructuring charges	5,253	6,681	71,324
Asset impairment charges	11,922	79,841	7,969
Loss (gain) on sale of assets	99,767	(164)	(32,654)

Total operating expenses	1,536,526	1,341,978	1,580,700

Income (loss) from operations	107,534	(124,633)	(13,937)
Interest and other income (expense), net	8,818	(11,406)	(6,306)

Income (loss) from operations before income taxes	116,352	(136,039)	(20,243)
Benefit from (provision for) income taxes	306,723	26,541	(6,966)

Net income (loss)	$423,075	$(109,498)	$(27,209)

Basic net income (loss) per share:
Net income (loss)	$0.92	$(0.24)	$(0.06)

Weighted-average shares used in basic net income (loss) per share calculations	458,482	451,755	446,504

Diluted net income (loss) per share:
Net income (loss)	$0.90	$(0.24)	$(0.06)

Weighted-average shares used in diluted net income (loss) per share calculations	469,580	451,755	446,504

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
	(In thousands, except par value)

ASSETS
Current assets
Cash and cash equivalents	$501,455	$437,509
Short-term investments	19,574	38,631
Accounts receivable, net of allowance for doubtful accounts of $11,847 and $11,930, respectively	231,876	194,099
Inventories	276,650	226,296
Current assets held for sale	—	16,139
Prepaids and other current assets	123,620	83,434

Total current assets	1,153,175	996,108
Fixed assets, net	260,124	203,219
Goodwill	54,676	56,408
Intangible assets, net	17,603	29,841
Non-current assets held for sale	—	83,260
Other assets	164,464	24,006

Total assets	$1,650,042	$1,392,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$81	$85,462
Trade accounts payable	160,011	105,692
Accrued and other liabilities	217,904	152,572
Current liabilities held for sale	—	11,284
Deferred income on shipments to distributors	66,708	44,691

Total current liabilities	444,704	399,701
Long-term debt and capital lease obligations, less current portion	3,976	9,464
Long-term liabilities held for sale	—	4,014
Other long-term liabilities	148,306	215,256

Total liabilities	596,986	628,435

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 456,788 at December 31, 2010 and 454,586 at December 31, 2009	457	455
Additional paid-in capital	1,273,853	1,284,140
Accumulated other comprehensive income	16,329	140,470
Accumulated deficit	(237,583)	(660,658)

Total stockholders’ equity	1,053,056	764,407

Total liabilities and stockholders’ equity	$1,650,042	$1,392,842

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

Consolidated Statements of Cash Flows

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
		(In thousands)

Cash flows from operating activities
Net income (loss)	$423,075	$(109,498)	$(27,209)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	66,495	70,621	134,796
Gain on sale or disposal of fixed assets and other non-cash charges	(31,137)	—	(35,671)
Non-cash asset impairment charges	11,922	79,841	3,025
Deferred taxes	(164,590)	(15,132)	1,130
Other non-cash (gains) losses, net	(13,225)	6,563	(813)
(Recovery of) provision for doubtful accounts receivable	(76)	(3,066)	12,330
Accretion of interest on long-term debt	650	569	1,468
In-process research and development charges	—	—	1,047
Stock-based compensation expense	57,445	37,619	35,437
Excess tax benefit on stock-based compensation	(3,088)	—	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(37,510)	(6,680)	15,625
Inventories	(60,132)	84,765	19,843
Current and other assets	(31,423)	10,175	36,266
Trade accounts payable	16,031	38	(102,852)
Accrued and other liabilities	111,112	(49,014)	(10,215)
Income taxes payable	(68,112)	11,787	5,074
Deferred income on shipments to distributors	22,017	3,179	21,804

Net cash provided by operating activities	299,454	121,767	111,085

Cash flows from investing activities
Acquisitions of fixed assets	(99,808)	(31,750)	(44,365)
Proceeds from the sale of fixed assets	652	—	—
Proceeds from the sale of North Tyneside assets and other assets, net of selling costs	—	—	79,543
Acquisition of Quantum Research Group, net of cash acquired	—	(3,362)	(98,585)
Proceeds from the sale of SMS business, net of cash transferred	19,023	—	—
Acquisitions of intangible assets	(5,458)	(10,800)	(1,250)
Purchases of marketable securities	(20,567)	(34,820)	(27,120)
Sales or maturities of marketable securities	39,388	39,001	37,823
Investment in private company	(3,936)	—	—
Increases in long-term restricted cash	(5,000)	(1,850)	—

Net cash used in investing activities	(75,706)	(43,581)	(53,954)

Cash flows from financing activities
Principal payments on debt	(11,106)	(6,177)	(18,086)
Repayment of bank lines of credit	(80,000)	(45,000)	—
Repurchase of common stock	(89,216)	—	—
Proceeds from issuance of common stock	29,911	9,746	10,520
Tax payments related to shares withheld for vested restricted stock units	(11,139)	(4,074)	(1,764)
Excess tax benefit on stock-based compensation	3,088	—	—

Net cash used in financing activities	(158,462)	(45,505)	(9,330)

Effect of exchange rate changes on cash and cash equivalents	(1,340)	(4,098)	(13,005)

Net increase in cash and cash equivalents	63,946	28,583	34,796

Cash and cash equivalents at beginning of the year	437,509	408,926	374,130

Cash and cash equivalents at end of year	$501,455	$437,509	$408,926

Supplemental cash flow disclosures:
Interest paid	$2,864	$4,464	$9,137
Income taxes paid	14,993	7,222	18,833
Supplemental non-cash investing and financing activities disclosures:
Decreases in accounts payable related to fixed asset purchases	(841)	(2,777)	(6,611)
(Decreases) in liabilities related to intangible assets purchases	(4,000)	(4,800)	(930)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

				Accumulated
	Common Stock		Additional	Other
		Par	Paid-In	Comprehensive	Accumulated
	Shares	Value	Capital	Income	Deficit	Total
	(In thousands)

Balances, December 31, 2007	443,837	$444	$1,193,846	$153,140	$(523,951)	$823,479
Comprehensive loss:
Net loss	—	—	—	—	(27,209)	(27,209)
Actuarial gain related to defined benefit pension plans	—	—	—	4,079	—	4,079
Pension adjustment for sale of Heilbronn manufacturing facilities (see Note 16)				(2,970)		(2,970)
Unrealized losses on investments, net of tax	—	—	—	(1,231)	—	(1,231)
Foreign currency translation adjustments	—	—	—	(39,019)	—	(39,019)

Total comprehensive loss						(66,350)
Stock-based compensation expense	—	—	35,793	—		35,793
Issuance of common stock for the acquisition of Quantum Research Group	126	—	405	—	—	405
Exercise of stock options	1,376	1	3,187	—		3,188
Issuance of common stock under employee stock purchase plan	2,431	3	7,329	—	—	7,332
Vested restricted stock units	1,558	1	—	—	—	1
Shares withheld for employee taxes related to vested restricted stock units	(456)	—	(1,764)	—	—	(1,764)

Balances, December 31, 2008	448,872	$449	$1,238,796	$113,999	$(551,160)	$802,084
Comprehensive loss:
Net loss	—	—	—	—	(109,498)	(109,498)
Actuarial gain related to defined benefit pension plans	—	—	—	413	—	413
Unrealized gains on investments, net of tax	—	—	—	327	—	327
Foreign currency translation adjustments	—	—	—	25,731	—	25,731

Total comprehensive loss						(83,027)
Stock-based compensation expense	—	—	37,730	—	—	37,730
Exercise of stock options	1,206	1	3,262	—	—	3,263
Issuance of common stock under employee stock purchase plan	2,139	2	6,481	—	—	6,483
Common stock issued in lieu of 2008 bonus awards	632	1	1,944	—	—	1,945
Vested restricted stock units	3,014	3	—	—	—	3
Shares withheld for employee taxes related to vested restricted stock units	(1,277)	(1)	(4,073)	—	—	(4,074)

Balances, December 31, 2009	454,586	$455	$1,284,140	$140,470	$(660,658)	$764,407
Comprehensive income:
Net income	—	—	—	—	423,075	423,075
Actuarial loss related to defined benefit pension plans	—	—	—	(788)	—	(788)
Unrealized losses on investments, net of tax	—	—	—	(2,102)	—	(2,102)
Recognition of cumulative foreign CTA adjustments (See Note 16)	—	—	—	(99,779)	—	(99,779)
Foreign currency translation adjustments	—	—	—	(21,472)	—	(21,472)

Total comprehensive income						298,934
Stock-based compensation expense	—	—	58,487	—	—	58,487
Tax benefit on stock based compensation expense	—	—	1,664	—	—	1,664
Exercise of stock options	5,344	5	22,493	—	—	22,498
Issuance of common stock under employee stock purchase plan	2,028	2	7,411	—	—	7,413
Vested restricted stock units	4,816	5	—	—	—	5
Shares withheld for employee taxes related to vested restricted stock units	(1,418)	(1)	(11,138)	—	—	(11,139)
Common stock issued to former employees of Quantum (See Note 3)	3,152	3	—	—	—	3
Repurchase of common stock	(11,720)	(12)	(89,204)	—	—	(89,216)

Balances, December 31, 2010	456,788	$457	$1,273,853	$16,329	$(237,583)	$1,053,056

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, employee data, and where otherwise indicated)

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Atmel Corporation (“Atmel” or “the Company”) is one of the world’s leading designers, developers and suppliers of microcontrollers. Atmel offers an extensive portfolio of capacitive touch products that integrate its microcontrollers with fundamental touch-focused intellectual property, or IP, that Atmel has developed. Atmel also designs and sell products that are complementary to its microcontroller business, including nonvolatile memory and Flash memory products, radio frequency and mixed-signal components and application specific integrated circuits. Atmel’s microcontrollers, which are self-contained computers-on-a-chip, and related products are used today in many of the world’s leading smartphones, tablet devices and other consumer and industrial electronics to provide core functionality for touch sensing, security, wireless and battery management. Atmel’s semiconductors also enable applications in many other fields, such as smart-metering for utility monitoring and billing, buttons, sliders and wheels found on the touch panels of appliances, various aerospace, industrial and military products and systems, and electronic-based automotive components, like keyless ignition, access, engine control, lighting and entertainment systems, for standard and hybrid vehicles.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Atmel and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include provision for excess and obsolete inventory, sales return reserves, stock-based compensation expense, allowances for doubtful accounts receivable, warranty accruals, estimates for useful lives associated with long-lived assets, charges for grant repayments, asset impairment charges, recoverability of goodwill and intangible assets, restructuring charges, fair value of net assets held for sale liabilities for uncertain tax positions, and deferred tax asset valuation allowances. Actual results could differ from those estimates.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Atmel maintains its cash balances at a variety of financial institutions and has not experienced any material losses relating to such instruments. Atmel invests its excess cash in accordance with its investment policy that has been reviewed and approved by the Board of Directors.

Investments

All of the Company’s investments in debt and equity securities in publicly-traded companies are classified as available-for-sale. Available-for-sale securities with an original or remaining maturity of greater than 90 days, as of the date of purchase, are classified as short-term when they represent investments of cash that are intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrealized (losses) gains, net of related tax, included as a component of accumulated other comprehensive income.

The Company’s marketable securities include corporate equity securities, U.S. and foreign corporate debt securities, guaranteed variable annuities and auction-rate securities. The Company monitors its investments for impairment periodically and recognizes an impairment charge when the decline in the fair value of these investments is judged to be other-than temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company considers various factors in determining whether impairment is other-than-temporary, including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company’s investments include certain highly-rated auction rate securities, totaling $2,251 and $5,392 at December 31, 2010 and 2009, respectively, which are structured with short-term interest rate reset dates of either 7 or 28 days, and contractual maturities that can be in excess of ten years. The Company evaluates its portfolio by continuing to monitor the credit rating and interest yields of these auction-rate securities and status of reset at each auction date.

Accounts Receivable

An allowance for doubtful accounts is calculated based on the aging of Atmel’s accounts receivable, historical experience, and management judgment. Atmel writes off accounts receivable against the allowance when Atmel determines a balance is uncollectible and no longer intends to actively pursue collection of the receivable. The Company recorded bad debt (recovery) expenses of $(76), $(3,066) and $12,330 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Investments in Privately-Held Companies

Periodically, the Company makes minority investments in certain privately-held companies to further its strategic objectives. Investments in privately-held companies are accounted for at historical cost or, if Atmel has significant influence over the investee, using the equity method of accounting. Atmel’s proportionate share of income or losses from investments accounted for under the equity method, and any gain or loss on disposal, are recorded in interest and other income (expenses), net. Investments in privately- held companies are included in other assets on the Company’s consolidated balance sheets.

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

Contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents are used to verify delivery. The Company assesses whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Sales terms do not include post-shipment obligations except for product warranty.

For sales to certain distributors (primarily based in the U.S. and Europe) with agreements allowing for price protection and product returns, the Company does not have the ability to estimate future claims at the point of shipment, and given that price is not fixed or determinable at that time, revenue is not recognized until the distributor sells the product to its end customer. At the time of shipment to these distributors, the Company records a trade receivable for the selling price as there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and records the gross margin in deferred income on shipments to distributors on the consolidated balance sheets.

During 2010, the Company negotiated new sales terms with its independent distributors in Asia, excluding Japan. Under the new terms, the Company invoices these distributors at full list price upon shipment and issues a rebate, or “credit,” once product has been sold to the end customer and the distributor has met certain reporting requirements. The Company’s previous sales arrangement with Asia distributors was to invoice at a price net of any rebates. The Company has historically recognized revenue for Asia distributors at the point of shipment as the price was fixed or determinable and all other revenue recognition criteria were met at the point of shipment. After implementing these new sales agreements, and reviewing the pricing, rebate and quotation-related terms, the Company concluded that it could reliably estimate future claims. Therefore, the Company continues to recognize

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue at the point of shipment for its Asian distributors, utilizing amounts invoiced, less estimated future claims, as the Company has the ability to estimate future claims at that time.

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

Grant Recognition

Subsidy grants from government organizations are amortized as a reduction of expenses over the period the related obligations are fulfilled. Recognition of future subsidy benefits will depend on either the Company’s achievement of certain technical milestones, capital investment spending goals, employment goals and other requirements. The Company recognized the following amount of subsidy grant benefits as a reduction of either cost of revenues or research and development expenses, depending on the nature of the grant:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
		(In thousands)

Cost of revenues	$18	$58	$1,688
Research and development expenses	7,866	11,198	21,603

Total	$7,884	$11,256	$23,291

The Company receives economic incentive grants and allowances from European governments, agencies and research organizations targeted at increasing employment at specific locations. The subsidy grant agreements typically contain economic incentive, headcount, capital and research and development expenditures and other covenants that must be met to receive and retain grant benefits. Noncompliance with the conditions of the grants could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received to date and these programs can be subject to periodic review by the relevant governments. In addition, the Company may need to record charges to reverse grant benefits recorded in prior periods as a result of changes to its plans for headcount, project spending, or capital investment at any of these specific locations. If the Company is unable to comply with any of the covenants in the grant agreements, the Company may face adverse actions from the government agencies providing the grants and its results of operations and financial position could be materially adversely affected. Refer to Note 15 for further discussion.

Advertising Costs

Atmel expenses all advertising costs as incurred. Advertising costs were not significant for the years ended December 31, 2010, 2009, or 2008.

Foreign Currency Translation

Certain of Atmel’s major international subsidiaries use their local currencies as their respective functional currencies. Financial statements of these foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period. The effect of translating the accounts of these foreign subsidiaries into U.S. dollars has been included in the consolidated statements of stockholders’ equity and comprehensive (loss) income as a foreign currency translation adjustment. Gains and losses from remeasurement of assets and liabilities denominated in currencies other than the respective

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

functional currencies are included in the consolidated statements of operations. Gains and losses due to foreign currency remeasurement included in interest and other income (expense), net for the years ended December 31, 2010, 2009 and 2008 were $13,199, $(6,651) and $(4,939), respectively.

Stock-Based Compensation

The Company determines the fair value of stock-based payment awards on the measurement date utilizing an option-pricing model, which is affected by its common stock price, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors during the expected period between the stock option grant date and stock option exercise date. For performance-based restricted stock units, the Company is required to assess the probability of achieving certain financial objectives at the end of each reporting period. Based on the assessment of this probability, which requires subjective judgment, the Company records stock-based compensation expense before the performance criteria are actually fully achieved, which may then be reversed in future periods if the Company determines that it is no longer probable that the objectives will be achieved. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. The fair value of a restricted stock unit is equivalent to the market price of the Company’s common stock on the measurement date.

Valuation of Goodwill and Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. Determining the fair value of a reporting unit is subjective in nature and involves the use of significant estimates and assumptions. The Company determines the fair value of its reporting unit based on an income approach, whereby it calculates the fair value of the reporting unit based on the present value of estimated future cash flows, which are formed by evaluating operating plans. Estimates of the future cash flows associated with the businesses are critical to these assessments. The assumptions used in the fair value calculation change from year to year and include revenue growth rates, operating margins, risk adjusted discount rates and future economic and market conditions. If the total future cash flows are less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual future results may differ from those estimates. No impairment charges relating to goodwill and intangible assets were recorded for the years ended December 31, 2010, 2009 and 2008.

Certain Risks and Concentrations

Atmel sells its products primarily to OEMs and distributors in North America, Europe and Asia, generally without requiring any collateral. Atmel performs ongoing credit evaluations and seeks to maintain adequate allowances for potential credit losses. Two distributors accounted for 14% and 12% of accounts receivable at December 31, 2010. One distributor accounted for 12% of accounts receivable at December 31, 2009. No single customer represented more than ten percent of net revenues for the years ended December 31, 2010, 2009 and 2008.

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely introduction of new products and implementation of new manufacturing process technologies and the ability to

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor industry has historically been cyclical and subject to significant economic downturns at various times. As a result, Atmel may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors. Atmel believes that its existing cash, cash equivalents and investments together with cash flow from operations, equipment lease financing and other short term borrowing, will be sufficient to support its liquidity and capital investment activities for the next twelve months.

Additionally, the Company relies on a limited number of contract manufacturers to provide assembly services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of the Company could materially affect future operating results.

Income Taxes

The Company’s provision for income tax comprises its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management’s judgment is more likely than not to be recoverable against future taxable income. No U.S. taxes are provided on earnings of non U.S. subsidiaries; to the extent such earnings are deemed to be permanently invested.

The Company’s income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. The Company’s tax filings, however, are subject to audit by the relevant tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations.

In assessing the realizability of deferred tax assets, the Company evaluates both positive and negative evidence that may exist and considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Any adjustment to the net deferred tax asset valuation allowance would be recorded in the consolidated statement of operations for the period that the adjustment is determined to be required.

Long-Lived Assets

Atmel periodically evaluates the recoverability of its long-lived assets. Factors which could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with a restructuring of operations; (iii) current, historical or projected losses that demonstrate a likelihood of continuing losses associated with an asset; (iv) significant decline in the Company’s market capitalization for an extended period of time relative to net book value; (v) material changes in the Company’s manufacturing model; and (vi) management’s assessment of future manufacturing capacity requirements. When the Company determines that there is an indicator that the carrying value of long-lived assets may not be recoverable, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future undiscounted pre-tax cash flows of the related operations. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, and the fair values of certain assets based on appraisals and industry trends. If these cash flows are less than the carrying value of such

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. The evaluation is performed at the lowest levels for which there are identifiable, independent cash flows.

Costs that the Company incurs to acquire completed product and process technology are capitalized and amortized on a straight-line basis over two to five years. Capitalized product and process technology costs are amortized over the shorter of the estimated useful life of the technology or the term of the technology agreement.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, upon vesting of restricted stock units, contingently issuable shares for all periods and assumed issuance of shares under the Company’s employee stock purchase plan. No dilutive potential common shares are included in the computation of any diluted per share amount when a loss from continuing operations is reported by the Company. Income or loss from continuing operations is the “control number” in determining whether potential common shares are dilutive or anti-dilutive.

Product Warranties

The Company typically warrants finished goods against defects in material and workmanship under normal use and service for periods of 90 days to two years. A liability for estimated future costs under product warranties is recorded when products are shipped.

Research and Development

Cost incurred in the research and development of Atmel’s products is expensed as incurred. Research and development expenses were $236,812, $212,045 and $260,310 for the years ended December 31, 2010, 2009 and 2008, respectively.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that revises analysis for identifying the primary beneficiary of a variable interest entity (“VIE”), by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs using Level 3 methodologies. Except for the detailed disclosure in the Level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance became effective for interim and annual periods beginning after December 15, 2009. The adoption of the disclosure portion of the guidance did not have a material impact on the Company’s consolidated results of operations and financial position. The Company does not expect the adoption of the portion of the

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guidance related to the Level 3 reconciliation to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The elimination of the concept of a QSPE removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

Note 2	BALANCE SHEET DETAILS

Inventories are comprised of the following:

	December 31,	December 31,
	2010	2009
	(In thousands)

Raw materials and purchased parts	$12,689	$11,525
Work-in-progress	158,599	135,415
Finished goods	105,362	79,356

	$276,650	$226,296

As of December 31, 2009, $16,139 of inventory was classified as “current assets held for sale” in conjunction with the sale of the Company’s fabrication facility in Rousset, France and is excluded from the table above (see Note 16).

Prepaids and other current assets consist of the following:

	December 31,	December 31,
	2010	2009
	(In thousands)

Deferred income tax assets	$39,295	$26,430
Prepaid income taxes	24,193	3,077
Value-added tax receivable	6,305	21,106
Grants receivable	4,049	4,898
Income tax receivable	1,553	3,717
Other	48,225	24,206

	$123,620	$83,434

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other assets consist of the following:

	December 31,	December 31,
	2010	2009
	(In thousands)

Deferred income tax assets, net of current portion	$140,562	$2,988
Investments in privately-held companies	11,439	8,179
Auction-rate securities	2,251	2,266
Other	10,212	10,573

	$164,464	$24,006

Accrued and other liabilities consist of the following:

	December 31,	December 31,
	2010	2009
	(In thousands)

Accrued salaries and benefits and other employee related	$71,306	$45,675
Advance payments from customer	10,000	10,000
Income taxes payable	25,020	5,441
Deferred income tax liability, current portion	3,968	4,158
Deferred grants	6,980	7,167
Grants to be repaid	14,456	15,058
Warranty accruals and accrued returns, royalties and licenses	17,704	11,549
Accrued restructuring	3,477	2,471
Acquisition-related payable (See Note 3)	298	3,871
Current portion of market price adjustment to supply agreement (See Note 16)	30,821	—
Other	33,874	47,182

	$217,904	$152,572

Other long-term liabilities consist of the following:

	December 31,	December 31,
	2010	2009
	(In thousands)

Advance payments from customer	$24,668	$34,668
Income taxes payable	25,625	116,404
Accrued pension liability	26,481	24,154
Long-term technology license payable	7,405	10,740
Deferred income tax liability, non-current portion	57	12,566
Long-term portion of market price adjustment to supply agreement (See Note 16)	49,647	—
Other	14,423	16,724

	$148,306	$215,256

Advance payments from customer relates to an agreement that the Company entered into with a specific customer in 2000. The agreement calls for the Company to supply either a minimum quantity of products or make minimum repayments. The minimum payment required to be made annually is the greatest of 15% of the value of product shipped to the customer or $10,000, until such time that the advances have been fully repaid. The Company

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repaid $10,000 in each of the three years ended December 31, 2010 under this agreement. As of December 31, 2010, the Company had remaining $34,668 in customer advances received, of which $10,000 is recorded in accrued and other liabilities and $24,668 in other long-term liabilities.

Also included in other long-term liabilities is a note payable to an entity in which the Company has an equity investment to further its strategic objectives. The total outstanding amount due was $6,985, of which $6,516 is included in other long-term liabilities, and $469 is included in accounts payable at December 31, 2010 and $7,617, of which $6,959 is included in other long-term liabilities, and $658 is included in accounts payable at December 31, 2009. In addition, the Company paid $4,962, $7,804 and $26,600 to this company for the years ended December 31, 2010, 2009 and 2008, respectively, relating to a cost sharing arrangement for facility services at its Heilbronn, Germany facility.

Included in both current and long-term liabilities is a liability related to a wafer supply agreement entered into with LFoundry. In connection with the sale of the Company’s Rousset manufacturing operations, it entered into certain other ancillary agreements, including a manufacturing services agreement (“MSA”) in which the Company will purchase wafers from LFoundry for four years following the closing on a “take-or-pay” basis. See Note 16 for further discussion.

Note 3	BUSINESS COMBINATIONS

On March 6, 2008, the Company completed its acquisition of all the outstanding equity of Quantum Research Group Ltd. (“Quantum”), a supplier of capacitive sensing IP solutions. Quantum is a wholly-owned subsidiary of Atmel.

Goodwill was $54,676 and $56,408 at December 31, 2010 and 2009, respectively, and relates only to the Quantum acquisition. The goodwill amount is not subject to amortization and is included within the Company’s Microcontroller segment. It is tested for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on its 2010 impairment assessment, the Company concluded that the fair value of the reporting unit containing the goodwill balance substantially exceeded its carrying value; therefore, there was no impairment of the goodwill balance. The change in goodwill balance arises from foreign currency translation.

The Company has estimated the fair value of the Quantum-related other intangible assets using the income approach and these identifiable intangible assets are subject to amortization. The following table sets forth the components of the identifiable intangible assets subject to amortization as of December 31, 2010 which are being amortized on a straight-line basis:

		Accumulated		Estimated
	Gross Value	Amortization	Net	Useful Life
	(In thousands, except for years)

Other intangible assets:
Customer relationships	$15,427	$(8,742)	$6,685	5 years
Developed technology	4,948	(2,804)	2,144	5 years
Tradename	849	(849)	—	3 years
Non-compete agreement	806	(688)	118	5 years
Backlog	383	(383)	—	< 1 year

	$22,413	$(13,466)	$8,947

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components of the identifiable intangible assets subject to amortization as of December 31, 2009 which are being amortized on a straight-line basis:

		Accumulated		Estimated
	Gross Value	Amortization	Net	Useful Life
	(In thousands, except for years)

Other intangible assets:
Customer relationships	$15,427	$(5,657)	$9,770	5 years
Developed technology	4,948	(1,814)	3,134	5 years
Tradename	849	(849)	—	3 years
Non-compete agreement	806	(296)	510	5 years
Backlog	383	(383)	—	< 1 year

	$22,413	$(8,999)	$13,414

Customer relationships represent future projected net revenues that will be derived from sales of current and future versions of existing products that will be sold to existing customers. Developed technology represents a combination of processes, patents and trade secrets developed through years of experience in design and development of the products. Trade name represents the Quantum brand which the Company does not intend to use in future capacitive sensing products. Non-compete agreement represents the fair value to the Company from agreements with certain former Quantum executives to refrain from competition for a number of years. Backlog represents committed orders from customers as of the closing date of the acquisition.

The Company recorded the following acquisition-related charges in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
		(In thousands)

Amortization of intangible assets	$4,466	$4,917	$5,556
In-process research and development	—	—	1,047
Compensation-related expense — cash	199	3,871	10,710
Compensation-related expense — stock	(3,065)	7,561	6,301

	$1,600	$16,349	$23,614

The Company recorded amortization of intangible assets of $4,466, $4,917 and $5,556 for the years ended December 31, 2010, 2009 and 2008, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog.

For the year ended December 31, 2008, the Company recorded a charge of $1,047 associated with acquired in-process research and development (“IPR&D”), in connection with the acquisition of Quantum. No IPR&D charges were recorded for the years ended December 31, 2010 and 2009.

The Company also agreed to compensate former key executives of Quantum, contingent upon continuing employment determined at various dates over a three year period. The Company agreed to pay up to $15,049 in cash and issue 5,319 shares of the Company’s common stock valued at $17,285, based on the Company’s closing stock price on March 4, 2008. These amounts were accrued over the employment period on a graded vested basis.

In March 2010, 3,152 shares of the Company’s common stock were issued to a former executive of Quantum in connection with this arrangement. The remaining 2,167 shares were forfeited in March 2010 due to a change in employment status. As a result, the Company recorded a credit of $(4,506) for the year ended December 31, 2010 for the reversal of the expenses previously recorded due to the graded vesting recognition methodology. The

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company made cash payments of $3,785 and $10,694 to the former Quantum employees for the years ended December 31, 2010 and 2009, respectively.

Note 4	INVESTMENTS

Investments at December 31, 2010 and 2009 are primarily comprised of corporate equity securities, U.S. and foreign corporate debt securities, guaranteed variable annuities and auction-rate securities.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders’ equity on the Company’s consolidated balance sheets as a component of accumulated other comprehensive income. Gross realized gains or losses are recorded based on the specific identification method. For the year ended December 31, 2010, the Company’s gross realized gains or losses on short-term investments of $2,029 from the sale of short-term investments in interest and other income (expense), net on the consolidated statements of operations. For the year ended December 31, 2009, the Company’s gross realized gains or losses on short-term investments were not material. The Company’s investments are further detailed in the table below:

	December 31, 2010		December 31, 2009
	Book	Fair	Book	Fair
	Value	Value	Value	Value
	(In thousands)

Corporate equity securities	$87	$158	$87	$132
Auction-rate securities	2,220	2,251	5,370	5,392	*
Corporate debt securities and other obligations	19,686	19,416	33,506	35,373

	$21,993	$21,825	$38,963	$40,897

Unrealized gains	126		1,987
Unrealized losses	(294)		(53)

Net unrealized (losses) gains	(168)		1,934

Fair value	$21,825		$40,897

Amount included in short-term investments		$19,574		$38,631
Amount included in other assets		2,251		2,266

		$21,825		$40,897

*	Includes the fair value of the Put Option of $98 at December 31, 2009 related to an offer from UBS Financial Services Inc, (“UBS”) to purchase auction-rate securities of $3,126 at December 31, 2009. The securities were subsequently redeemed at par by UBS on July 1, 2010.

For the year ended December 31, 2010, auctions for auction-rate securities held by the Company have continued to fail and as a result these securities continued to be illiquid. The Company concluded that $2,220 (adjusted cost) of these securities are unlikely to be liquidated within the next twelve months and classified these securities as long-term investments, which are included in other assets on the consolidated balance sheets.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual maturities (at adjusted cost) of available-for-sale debt securities as of December 31, 2010, were as follows:

(In thousands)

Due within one year	$14,524
Due in 1-5 years	5,162
Due in 5-10 years	—
Due after 10 years	2,220

Total	$21,906

Atmel has classified all investments with maturity dates of 90 days or more as short-term as it has the ability and intent to redeem them within the year, with the exception of the Company’s remaining auction-rate securities which have been classified as long-term investments and included in other assets on the consolidated balance sheets.

Note 5	FAIR VALUE OF ASSETS AND LIABILITIES

The Company applies the accounting standard that defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).” The standard establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. This accounting standard, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The table below presents the balances of investments measured at fair value on a recurring basis at December 31, 2010:

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)

Assets
Cash
Money market funds	$—	$—	$—	$—
Short-term investments
Corporate equity securities	158	158	—	—
Corporate debt securities, including U.S. government-backed securities	19,416	—	19,416	—
Other assets				—
Auction-rate securities	2,251	—	—	2,251
Deferred compensation plan assets	3,783	3,783	—	—

Total	$25,608	$3,941	$19,416	$2,251

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the balances of investments measured at fair value on a recurring basis at December 31, 2009:

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Assets
Cash
Money market funds	$76,917	$76,917	$—	$—
Short-term investments
Corporate equity securities	132	132	—	—
Auction-rate securities	3,126	—	—	3,126
Corporate debt securities, including U.S. government-backed securities	35,373	—	35,373	—
Other assets				—
Auction-rate securities	2,266	—	—	2,266
Deferred compensation plan assets	3,109	3,109	—	—

Total	$120,923	$80,158	$35,373	$5,392

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

Auction-rate securities are classified within Level 3 as significant assumptions are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of total assets as of December 31, 2010.

A summary of the changes in Level 3 assets measured at fair value on a recurring basis is as follows:

		Total	Sales and	Balance at
	Balance at	Unrealized	Other	December 31,
	January 1, 2010	Gains	Settlements	2010
	(In thousands)

Auction-rate securities	$5,392	$9	$(3,150)	2,251

Total	$5,392	$9	$(3,150)	$2,251

		Total	Sales and	Balance at
	Balance at	Unrealized	Other	December 31,
	January 1, 2009	Gains	Settlements	2009
	(In thousands)

Auction-rate securities	$8,795	$22	$(3,425)	$5,392

Total	$8,795	$22	$(3,425)	$5,392

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6	FIXED ASSETS

Fixed assets consist of the following:

	December 31,	December 31,
	2010	2009
	(In thousands)

Land	$26,799	$27,643
Buildings and improvements	532,682	539,670
Machinery and equipment	806,748	758,386
Furniture and fixtures	141,954	153,025
Construction-in-progress	8,673	4,160

	$1,516,856	$1,482,884
Less: Accumulated depreciation and amortization	(1,256,732)	(1,279,665)

	$260,124	$203,219

Depreciation expense on fixed assets for the years ended December 31 2010, 2009 and 2008 was $56,846, $60,610 and $124,883, respectively. Fixed assets include building and improvements, and machinery and equipment acquired under capital leases of $6,096 and $76,690 at December 31, 2010 and 2009, respectively, with accumulated depreciation of $6,011 and $44,092, respectively.

As of December 31, 2009, fixed assets classified as “non-current assets held for sale” on the consolidated balance sheet in conjunction with the sale of the Company’s fabrication facility in Rousset, France totaled $83,260 and are excluded from the table above. The sale of these assets was completed in 2010.

The Company assesses the recoverability of long-lived assets with finite useful lives annually or whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. The Company measures the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. For the years ended December 31, 2010 and 2009, the Company recorded impairment charges of $11,922 and $79,841 related to the sale of its Rousset, France manufacturing operation (see Note 16 for further discussion). For the year ended December 31, 2008, the Company recorded an impairment charge of $7,969 related to the sale of its Heilbronn, Germany manufacturing operations, calculated as the difference between the estimated fair value of approximately $6,773, less selling costs related to legal, commissions and other direct incremental costs of $4,944, compared to a carrying value of approximately $9,798.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7	INTANGIBLE ASSETS, NET

Intangible assets, net, consisted of technology licenses and acquisition-related intangible assets as follows:

	December 31,	December 31,
	2010	2009
	(In thousands)

Core/licensed technology	$83,045	$90,718
Accumulated amortization	(74,389)	(74,291)

Total technology licenses	8,656	16,427

Acquisition-related intangible assets	22,413	22,413
Accumulated amortization	(13,466)	(8,999)

Total acquisition-related intangible assets	8,947	13,414

Total intangible assets, net	$17,603	$29,841

Amortization expense for technology licenses for the years ended December 31, 2010, 2009 and 2008 totaled $5,183, $5,094 and $4,357, respectively. Amortization expense for acquisition-related intangible assets totaled $4,466, $4,917 and $5,556 for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table presents the estimated future amortization of the technology licenses and acquisition-related intangible assets:

	Technology	Acquisition-Related
Years Ending December 31:	Licenses	Intangible Assets	Total
	(In thousands)

2011	$3,513	$4,192	$7,705
2012	3,513	4,075	7,588
2013	1,097	680	1,777
2014	292	—	292
Thereafter	241	—	241

Total future amortization	$8,656	$8,947	$17,603

Note 8	BORROWING ARRANGEMENTS

Information with respect to the Company’s debt and capital lease obligations as of December 31 2010 and 2009 is shown in the following table:

	December 31,	December 31,
	2010	2009
	(In thousands)

Various interest-bearing notes and term loans	$3,967	$3,484
Bank lines of credit	—	80,000
Capital lease obligations	90	11,442

Total	$4,057	$94,926
Less: current portion of long-term debt and capital lease obligations	(81)	(85,462)

Long-term debt and capital lease obligations due after one year	$3,976	$9,464

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of long-term debt and capital lease obligations are as follows:

Years Ending December 31:
(In thousands)

2011	$82
2012	9
2013	—
2014	—
2015	3,967
Thereafter	—

4,058
Less: amount representing interest	(1)

Total	$4,057

On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165,000 (reduced to $125,000 on November 6, 2009) with certain European lenders. Commitment fees and amortization of up-front fees paid related to the facility totaled $1,070, $1,179 and $1,183 for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in interest and other income (expense), net, in the consolidated statements of operations. In November 2010, the Company repaid all the amounts outstanding under the facility and the Company terminated the facility agreement in December 2010.

Note 9	STOCKHOLDERS’ EQUITY

Share Based Compensation Plans

The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of December 31, 2010, 114,000 shares were authorized for issuance under the 2005 Stock Plan, and 11,463 shares of common stock remained available for grant. Under Atmel’s 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available	Number of	Price	Exercise Price
	for Grant	Options	per share	per share
	(In thousands, except per share data)

Balances, December 31, 2007	6,104	30,782	$1.68-$24.44	$5.81
Authorized additional shares available for grant	58,000	—	—	—
Restricted stock units issued	(8,098)	—	—	—
Performance-based restricted stock units issued	(9,914)	—	—	—
Adjustment for restricted stock units issued	(14,049)	—	—	—
Options granted	(5,150)	5,150	$3.24-$4.37	3.70
Options cancelled/expired/forfeited	3,293	(3,293)	$1.98-$24.44	6.52
Options exercised	—	(1,376)	$1.68-$4.19	2.32

Balances, December 31, 2008	30,186	31,263	$1.68-$24.44	$5.54
Restricted stock units issued	(8,951)	—	—	—
Performance-based restricted stock units issued	(83)	—	—	—
Adjustment for restricted stock units issued	(7,046)	—	—	—
Restricted stock units cancelled	1,766	—	—	—
Adjustment for restricted stock units cancelled	1,377	—	—	—
Options granted	(3,167)	3,167	$3.49-4.43	4.31
Options cancelled/expired/forfeited	14,396	(14,396)	$1.80-24.44	7.02
Options exercised	—	(1,206)	$1.80-4.35	2.71

Balances, December 31, 2009	28,478	18,828	$1.68-$24.44	$4.38
Restricted stock units issued	(11,701)	—	—	—
Adjustment for restricted stock units issued	(9,127)	—	—	—
Performance-based restricted stock units issued	(472)	—	—	—
Adjustment for perfomance-based restricted stock units issued	(368)	—	—	—
Restricted stock units cancelled	2,151	—	—	—
Adjustment for restricted stock units cancelled	1,678	—	—	—
Options granted	(315)	315	$4.77-10.01	5.39
Options cancelled/expired/forfeited	1,139	(1,139)	$2.11-24.44	5.79
Options exercised	—	(5,344)	$1.68-10.82	4.21

Balances, December 31, 2010	11,463	12,660	$1.68-$14.94	$4.35

Restricted stock units are granted from the pool of options available for grant. On May 14, 2008, the Company’s stockholders approved an amendment to the 2005 Stock Plan whereby every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), and stock purchase rights issued on or after May 14, 2008 will be counted against the numerical limit for options available for grant as 1.78 shares in the table above. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements are cancelled, forfeited or repurchased by the Company and would otherwise return to the 2005 Stock Plan, 1.78 times the number of shares will return to the plan and will again become available for issuance. The Company issued 35,302 restricted stock units from May 14, 2008 to December 31, 2010 (net of cancellations), resulting in a reduction of 62,837 shares available for grant under the 2005 Stock Plan.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

Activity related to restricted stock units is set forth below:

		Weighted-Average
	Number of	Fair Value
	Shares	Per Share
	(In thousands, except per share data)

Balance, December 31, 2007	3,968	$5.32
Restricted stock units issued	8,098	4.27
Performance-based restricted stock units issued	9,914	3.94
Restricted stock units vested	(1,558)	4.12

Balance, December 31, 2008	20,422	$4.33
Restricted stock units issued	8,951	4.18
Performance-based restricted stock units issued	83	3.63
Restricted stock units vested	(3,646)	3.83
Restricted stock units cancelled	(750)	3.90
Performance-based restricted stock units cancelled	(1,016)	3.78

Balance, December 31, 2009	24,044	$4.38
Restricted stock units issued	11,701	7.97
Performance-based restricted stock units issued	472	5.49
Restricted stock units vested	(4,816)	6.23
Restricted stock units cancelled	(1,200)	4.28
Performance-based restricted stock units cancelled	(951)	4.10

Balance, December 31, 2010	29,250	$5.56

For the year ended December 31, 2010, 4,816 restricted stock units vested, including 1,418 units withheld for taxes. These vested restricted stock units had a weighted-average fair value of $6.23 per share on the vesting dates for the year ended December 31, 2010. As of December 31, 2010, total unearned stock-based compensation related to nonvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $127,055, excluding forfeitures, and is expected to be recognized over a weighted-average period of 3.2 years.

For the year ended December 31, 2009, 3,646 restricted stock units vested, including 1,277 units withheld for taxes. These vested restricted stock units had a weighted-average fair value of $3.83 on the vesting dates. As of December 31, 2009, total unearned stock-based compensation related to nonvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $73,301, excluding forfeitures, and is expected to be recognized over a weighted-average period of 3.0 years.

For the year ended December 31, 2008, 1,558 restricted stock units vested, including 456 units withheld for taxes. These vested restricted stock units had a weighted-average fair value of $4.12 on the vesting dates. As of December 31, 2008, total unearned stock-based compensation related to nonvested restricted stock units previously granted was approximately $79,894, excluding forfeitures, and is expected to be recognized over a weighted-average period of 3.1 years.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. Upon the vesting of the restricted stock units, shares withheld to pay taxes are retired.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance-Based Restricted Stock Units

For the year ended December 31, 2008, the Company issued performance-based restricted stock units to eligible employees, allowing for a maximum of 9,914 shares of the Company’s common stock to be issued, under the Company’s 2005 Stock Plan. These restricted stock units vest only if the Company achieves all, or a portion of, quarterly operating margin performance criteria over a performance period from July 1, 2008 to December 31, 2012. In the second quarter of 2009, the performance period was extended by one additional year to December 31, 2012, which was considered a modification to the performance-based restricted stock units. For the years ended December 31, 2010 and 2009, the Company issued additional performance-based restricted stock units to eligible employees of 472 and 83 shares of the Company’s common stock, respectively. For the years ended December 31, 2010 and 2009, the Company cancelled performance-based restricted stock units for up to 951 and 1,016 shares of the Company’s common stock, respectively. The Company recorded total stock-based compensation expense related to performance-based restricted stock units of $24,762, $529 and $2,092 for the years ended December 31, 2010, 2009 and 2008, respectively.

Options Outstanding					Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
Range of		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Term (years)	Price	Value	Exercisable	Term (years)	Price	Value
	(In thousands, except per share prices and life data)

$1.68 - 3.24	1,567	4.34	$2.63	$15,183	1,321	3.79	$2.51	$12,956
3.26 - 3.29	856	4.52	3.29	7,738	823	4.41	3.29	7,433
3.32 - 3.32	1,411	7.21	3.32	12,702	962	7.16	3.32	8,657
3.41 - 4.20	1,314	7.56	4.12	10,822	511	7.27	4.05	4,221
4.23 - 4.43	2,317	7.40	4.35	18,488	557	7.18	4.34	4,374
4.56 - 4.78	1,134	6.77	4.74	8,597	810	6.36	4.74	6,146
4.89 - 4.89	1,450	5.60	4.89	10,774	1,450	5.60	4.89	10,774
4.92 - 5.75	1,396	5.57	5.43	9,614	1,124	5.52	5.53	7,018
5.85 - 13.77	1,203	5.57	6.48	7,035	969	5.20	6.49	5,647
14.94 - 14.94	12	0.03	14.94	—	12	0.03	14.94	—

	12,660	6.17	$4.35	$100,952	8,539	5.59	$4.37	$67,226

The number of options exercisable under Atmel’s stock option plans at December 31, 2010, 2009 and 2008 were 8,539, 11,100 and 17,591, respectively. For the years ended December 31, 2010, 2009 and 2008, the number of stock options that were forfeited, but were not available for future stock option grants due to the expiration of these shares under the 1986 Stock Plan was not material.

For the years ended December 31, 2010, 2009 and 2008, the number of stock options that were exercised were 5,344, 1,206 and 1,376, respectively, which had a total intrinsic value at the date of exercise of $24,789, $1,525 and $1,332, respectively, and had an aggregate exercise price of $22,493, $3,263 and $3,188, respectively.

Stock Option Awards

On August 3, 2009, the Company commenced an exchange offer whereby eligible employees were given the opportunity to exchange some or all of their outstanding stock options with an exercise price greater than $4.69 per share (which was equal to the 52-week high of the Company’s per share stock price as of the start of the offer) that were granted on or before August 3, 2008, whether vested or unvested, for restricted stock units or, for certain employees, a combination of restricted stock units and stock options. The exchange ratio was based on the per share exercise price of the eligible stock options. The Company completed the exchange offer on August 28, 2009, under which 9,484 stock options were exchanged for 1,354 stock options and 2,297 restricted stock units. The

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

modification of these stock options did not result in a material charge to the Company’s financial results for the year ended December 31, 2009.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Risk-free interest rate	2.05%	2.38%	3.00%
Expected life (years)	5.54	5.58	5.58
Expected volatility	54%	55%	55%
Expected dividend yield	—	—	—

The Company’s weighted-average assumptions for the years ended December 31, 2010, 2009 and 2008 were determined in accordance with the accounting standard on stock-based compensation and are further discussed below.

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

The weighted-average estimated fair value of options granted for the years ended December 31, 2010, 2009 and 2008 was $2.70, $2.25 and $1.95, respectively.

Employee Stock Purchase Plan

Under the 1991 Employee Stock Purchase Plan (“1991 ESPP”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the six-month offering period or at 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation. There were 2,028, 2,139 and 2,431 shares purchased under the 1991 ESPP for the years ended December 31, 2010, 2009 and 2008 at an average price per share of $3.65, $3.03 and $3.02, respectively. During the 2010 Annual Stockholders’ Meeting, the Company’s stockholders approved a new 2010 Employee Stock Purchase Plan (“2010 ESPP”) and authorized an additional 25,000 shares for issuance under the 2010 ESPP. Of the 42,000 shares authorized for issuance under the 1991 ESPP, 2,723 shares were available for issuances at December 31, 2010.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each purchase under the 1991 ESPP is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. The following assumptions were utilized to determine the fair value of the Company’s 1991 ESPP shares:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Risk-free interest rate	0.18%	0.35%	2.08%
Expected life (years)	0.50	0.50	0.50
Expected volatility	45%	73%	39%
Expected dividend yield	—	—	—

The weighted-average fair value of the rights to purchase shares under the ESPP for offering periods started for the years ended December 31, 2010, 2009 and 2008 was $0.89, $0.86 and $0.75, respectively. Cash proceeds for the issuance of shares under the ESPP were $7,413, $6,483 and $7,332 for the years ended December 31, 2010, 2009 and 2008, respectively.

The components of the Company’s stock-based compensation expense, net of amount capitalized in inventory, for the years ended December 31, 2010, 2009 and 2008 are summarized below:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

Employee stock options	$9,230	$11,419	$15,126
Employee stock purchase plan	1,844	2,208	1,721
Restricted stock units	50,478	16,542	12,645
Amounts capitalized in inventory	(1,042)	(111)	(356)

	$60,510	$30,058	$29,136

The accounting standard on stock-based compensation requires the gross benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company reported gross excess tax benefits of $3,088 in the year ended December 31, 2010 but did not realize any tax benefit from the stock-based compensation expense incurred for the years ended December 2009 and 2008 as the Company believes it is more likely than not that it will not realize the benefit from tax deductions related to equity compensation incurred in 2010.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units, performance-based restricted stock units and employee stock purchases for the years ended December 31, 2010, 2009 and 2008:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

Cost of revenues	$8,159	$4,831	$4,259
Research and development	19,324	12,088	11,746
Selling, general and administrative	33,027	13,139	13,131

Total stock-based compensation expense, before income taxes	60,510	30,058	29,136
Tax benefit	(7,548)	—	—

Total stock-based compensation expense, net of income taxes	$52,962	$30,058	$29,136

The table above excludes stock-based compensation of $(3,065), $7,561 and $6,301 for the years ended December 31, 2010, 2009 and 2008, respectively, for former Quantum executives related to the Quantum acquisition in 2008, which are classified within acquisition-related charges in the consolidated statements of operations.

There was no significant non-employee stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008.

As of December 31, 2010, total unearned compensation expense related to nonvested stock options was approximately $10,802, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.2 years.

Common Stock Repurchase Program

In August 2010, Atmel’s Board of Directors announced a $200,000 stock repurchase program. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities.

During the year ended December 31, 2010, Atmel repurchased 11,720 shares of its common stock on the open market at an average repurchase price of $7.59 per share, excluding commission, and subsequently retired those shares. Common stock and additional paid-in capital were reduced by $88,982, excluding commission, for the year ended December 31, 2010, as a result of the stock repurchases. As of December 31, 2010, $111,018 remained available for repurchase under this program.

Stockholders’ Rights Plan

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10	ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income for the Company arises from foreign currency translation adjustments, actuarial gains related to defined benefit pension plans and net unrealized (losses) gains on investments. The components of accumulated other comprehensive income at December 31, 2010 and 2009, net of tax, are as follows:

	December 31,	December 31,
	2010	2009
	(In thousands)

Foreign currency translation	$14,588	$135,839
Actuarial gains related to defined benefit pension plans	1,909	2,697
Net unrealized (losses) gains on investments	(168)	1,934

Total accumulated other comprehensive income	$16,329	$140,470

Note 11	COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. The Company also leases certain manufacturing equipment and software rights under operating leases. Total rental expense for the years ended December 31, 2010, 2009 and 2008 was $19,699, $19,940 and $24,372, respectively.

The Company also enters into capital leases to finance machinery and equipment. The capital leases are collateralized by the financed assets. At December 31, 2010, no unutilized equipment lease lines were available to borrow under these arrangements.

Aggregate non-cancelable future minimum rental payments under operating and capital leases are as follows:

	Operating	Capital
Years Ending December 31:	Leases	Leases
	(In thousands)

2011	$14,942	$82
2012	10,556	9
2013	4,384	—
2014	2,318	—
2015	976	—
Thereafter	3,091	—

	$36,267	91

Less: amount representing interest		(1)

Total capital lease		90
Less: current portion		(81)

Capital lease due after one year		$9

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnification

As is customary in the Company’s industry, the Company’s standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. From time to time, the Company will indemnify customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of the Company’s products and services, usually up to a specified maximum amount. In addition, as permitted under state laws in the United States, the Company has entered into indemnification agreements with its officers and directors and certain employees, and the Company’s bylaws permit the indemnification of the Company’s agents. In the Company’s experience, the estimated fair value of the liability is not material.

Purchase Commitments

At December 31, 2010, the Company had certain commitments which were not included on the consolidated balance sheet at that date. These include outstanding capital purchase commitments of $3,473, wafer purchase commitments of approximately $29,820 under the Company’s supply agreement with Tejas Silicon Holding Limited (“TSI”) and wafer purchase commitments of approximately $365,507 from the Company’s supply agreement with LFoundry (See Note 16).

Contingencies

Legal Proceedings

The Company is party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur in any of the legal proceedings described below, there exists the possibility of a material adverse effect on the Company’s results of operations and cash flows. The Company has accrued for losses related to the litigation described below that it considers reasonably possible and for which the loss can be reasonably estimated in accordance with FASB requirements. In the event that a loss cannot be reasonably estimated, it has not accrued for such losses. As the Company continues to monitor these matters, however, its determination could change and the Company may decide to establish an appropriate reserve in the future. With respect to each of the matters below, except where noted otherwise, management has determined a potential loss is not reasonably possible at this time and, accordingly, no amount has been accrued at December 31, 2010. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature. However, due to the inherent uncertainty of these matters, except as otherwise noted, management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

Derivative Litigation.  From July through September 2006, six stockholder derivative lawsuits were filed (three in the U.S. District Court for the Northern District of California and three in Santa Clara County Superior Court) by persons claiming to be Company stockholders and purporting to act on Atmel’s behalf, naming Atmel as a nominal defendant and some of its current and former officers and directors as defendants. Additional derivative actions were filed in the United States District Court for the Northern District of California (later consolidated with the previously-filed federal derivative actions) and the Delaware Chancery Court. All the suits contained various causes of action relating to the timing of stock option grants awarded by Atmel. In June 2008, the federal district court denied the Company’s motion to dismiss for failure to make a demand on the board, and granted in part and denied in part motions to dismiss filed by the individual defendants. On March 31, 2010, that court entered an order approving a partial global settlement of these actions, and several other actions seeking to compel inspection of Company books and records. Among other things, the settlement resolved all claims against all defendants, except Atmel’s former general counsel James Michael Ross, related to the allegations and/or matters set forth in all the derivative actions. The terms of the settlement provided for: (1) a direct financial benefit to Atmel of $9,650; (2) the adoption and/or implementation of a variety of corporate governance enhancements, particularly in the way Atmel

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grants and documents grants of employee stock option awards; (3) the payment by Atmel of plaintiffs’ counsels’ attorneys’ fees, costs, and expenses in the amount of $4,940 (which Atmel paid on April 8, 2010); and (4) the release of claims by and between the settling parties and dismissal with prejudice of all claims against the settling defendants. On August 13, 2010, the Court approved a settlement of the remaining claims between Atmel, plaintiffs and Mr. Ross related to the Company’s historical stock option granting practices. The settlement provided for: (a) payments to the Company by Atmel’s insurers totaling $2,900; (b) the dismissal with prejudice and release of the remaining claims against Mr. Ross; and (c) the dismissal without prejudice of Mr. Ross’s related lawsuit against the Company in Delaware Chancery Court (described below).

Matheson Litigation.  On September 28, 2007, Matheson Tri-Gas (“MTG”) filed suit against the Company in Texas state court in Dallas County. Plaintiff alleges claims for: (1) breach of contract for the Company’s alleged failure to pay minimum payments under a purchase requirements contract; (2) breach of contract under a product supply agreement; and (3) breach of contract for failure to execute a process gas agreement. MTG seeks unspecified damages, pre- and post-judgment interest, attorneys’ fees and costs. In late November 2007, the Company filed its answer denying liability. In July 2008, the Company filed an amended answer, counterclaim and cross claim seeking among other things a declaratory judgment that a termination agreement cut off any claim by MTG for additional payments. In an Order entered on June 26, 2009, the Court granted the Company’s motion for partial summary judgment dismissing MTG’s breach of contract claims relating to the requirements contract and the product supply agreement. The parties dismissed the remaining claims and, on August 26, 2009, the Court entered a Summary Judgment Order and Final Judgment. MTG filed a Motion to Modify Judgment and Notice of Appeal on September 24, 2009. An oral argument before the Texas Court of Appeals is scheduled on March 9, 2011. The Company intends to vigorously defend the case. The Company has accrued for estimated potential losses, which amount is not material.

Distributor Litigation.  On June 3, 2009, the Company filed an action in Santa Clara County Superior Court against three of its now-terminated Asia-based distributors, NEL Group Ltd. (“NEL”), Nucleus Electronics (Hong Kong) Ltd. (“NEHK”) and TLG Electronics Ltd. (“TLG”). In addition, the Company seeks, among other things, to recover $8,500 owed it, plus applicable interest and attorneys fees. On June 9, 2009, NEHK separately sued Atmel in Santa Clara County Superior Court, alleging that Atmel’s suspension of shipments to NEHK on September 23, 2008 — one day after TLG appeared on the Department of Commerce, Bureau of Industry and Security’s Entity List — breached the parties’ International Distributor Agreement. NEHK also alleges that Atmel libeled it, intentionally interfered with contractual relations and/or prospective business advantage, and violated California Business and Professions Code Sections 17200 et seq. and 17500 et seq. Both matters now have been consolidated. On July 29, 2009, NEL filed a cross-complaint against Atmel that alleges claims virtually identical to those NEHK has alleged. NEL and NEHK are seeking damages of up to $50,000. Discovery in the case is ongoing and no trial date has yet been set. The Company intends to prosecute its claims and defend the NEHK/NEL claims vigorously. TLG did not answer, and the Court entered a default judgment of $2,697 on November 23, 2009.

Ross Litigation.  On July 16, 2009, James M. Ross, the Company’s former General Counsel, filed a lawsuit in Santa Clara County Superior Court challenging, among other things, the Company’s treatment of Mr. Ross’s post-termination attempt to exercise stock options. On February 3, 2011, the parties reached a settlement and the matter now is concluded. The settlement amount was not material.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company reached with him in the federal backdating cases, Mr. Ross filed a dismissal without prejudice on August 25, 2010.

French Labor Litigation.  On July 24, 2009, 56 former employees of Atmel’s Nantes facility filed claims in the First Instance labour court, Nantes, France against the Company and MHS Electronics claiming that (1) the Company’s sale of the Nantes facility to MHS (XbyBus SAS) in 2005 did not result in the transfer of their labor agreements to MHS, and (2) these employees should still be considered Atmel employees, with the right to claim related benefits from Atmel. Alternatively, each employee seeks damages of at least 45 Euros and court costs. A ruling is expected on June 1, 2011. These claims are similar to those filed in the First Instance labour court in October 2006 by 47 other former employees of Atmel’s Nantes facility (MHS was not named a defendant in the earlier claims). On July 24, 2008, the judge hearing the earlier claims issued an oral ruling in favor of the Company, finding that there was no jurisdiction for those claims by certain “protected employees,” and denying the claims as to all other employees. Forty of those earlier plaintiffs appealed, and on February 11, 2010, the Court of Appeal of Rennes, France affirmed the lower court’s ruling. Plaintiffs’ time to appeal has expired and the earlier litigation now is concluded.

Azure Litigation.  On December 22, 2010, Azure Networks, LLC, a non-practicing entity, and Tri-County Excelsior Foundation, a non-profit organization, sued Atmel and several other semiconductor companies for patent infringement in the United States District Court for the Eastern District of Texas. Plaintiffs claim that Atmel is engaged in the manufacture, sale, and/or importation in the United States of RF transceivers that allegedly infringe United States Patent Number 7,020,501 (entitled “Energy Efficient Forwarding in Ad-Hoc Wireless Networks”). The Company believes that these claims are without merit, and the Company intends to vigorously defend this action.

From time to time, the Company is notified of claims that its products may infringe patents, or other intellectual property, issued to other parties. The Company periodically receives demands for indemnification from its customers with respect to intellectual property matters. The Company also periodically receives claims relating to the quality of its products, including claims for additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting their defective products, costs for product recalls or other damages. Receipt of these claims and requests occurs in the ordinary course of the Company’s business, and the Company responds based on the specific circumstances of each event. The Company accrues for losses relating to claims of those types the Company considers “possible” and for which the loss can be reasonably estimated.

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the product warranty liability for the years ended December 31, 2010, 2009 and 2008.

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of period	$4,225	$5,579	$6,789
Accrual for warranties during the period, net of change in estimates	3,779	3,190	4,936
Actual costs incurred	(3,985)	(4,544)	(6,146)

Balance at end of period	$4,019	$4,225	$5,579

Product warranty liability is included in accrued and other liabilities on the consolidated balance sheets.

Guarantees

During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of December 31, 2010, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements was $1,850. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.

Note 12	INCOME TAXES

The components of income (loss) from operations before income taxes were as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

U.S.	$102,590	$(119,143)	$(116,340)
Foreign	13,762	(16,896)	96,097

Income (loss) from operations before income taxes	$116,352	$(136,039)	$(20,243)

The (benefit from) provision for income taxes consists of the following:

		Years Ended
		December 31,	December 31,	December 31,
		2010	2009	2008
		(In thousands)

Federal	Current	$(142,191)	$9,300	$7,385
	Deferred	(88,291)	—	—
State	Current	58	52	36
	Deferred	(20,041)	—	—
Foreign	Current	8,495	(20,761)	(1,585)
	Deferred	(64,753)	(15,132)	1,130

(Benefit from) provision for income taxes		$(306,723)	$(26,541)	$6,966

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective tax rate differs from the U.S. Federal statutory income tax rate as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

U.S. Federal statutory income tax rate	35.00%	35.00%	35.00%
State tax	0.65	(2.61)	(0.18)
Effect of foreign operations	(40.37)	(29.00)	18.58
Recognition of tax credits	(56.22)	72.68	175.23
Net operating loss and future deductions not currently benefited	27.82	(40.18)	(182.03)
Release of valuation allowance	(100.33)	—	—
Audit settlements and IRS refunds	(129.42)	(11.89)	(77.71)
Other	(0.75)	(4.50)	(3.31)

Effective tax provision rate	(263.62)%	19.50%	(34.42)%

The Company recorded a (benefit from) provision for income taxes of $(306,723), $(26,541) and $6,966 in the years ended December 31, 2010, 2009 and 2008, respectively. The significant components of the tax benefit for the year ended December 31, 2010 were the favorable settlement of the IRS tax audit, the release of valuation allowances attributable to deferred tax assets, as discussed below, and the recognition of certain U.S. foreign tax credits and foreign R&D credits. For the years ended December 31, 2009 and 2008, the significant components of the tax expense were benefits of $39,941 and $13,488, respectively, due to the recognition of refundable foreign R&D credits that related to prior years. The refundability of these credits does not depend on the existence of taxable income or a tax liability and the credits were not previously recognized due to uncertainty over the realization of these credits. The credits were realized during these years as the income tax audits were completed or the statutes of limitations for the credits expired. In the year ended December 31, 2009, the tax benefit was partially offset by net out-of-period adjustments related to prior years of $7,567 to record income tax expense associated with certain foreign intercompany loans and alternative minimum tax, which related to fiscal years 2003 to 2008. Management assessed the impact of correcting these errors in 2009 and did not believe that these amounts were material to any prior period financial statements. As a result, the Company did not restate any prior period amounts.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes

The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,	December 31,
	2010	2009
	(In thousands)

Deferred income tax assets:
Net operating losses	$89,944	$83,526
Research and development, foreign tax and other tax credits	67,224	80,306
Accrued liabilities	47,867	12,290
Fixed assets	37,182	27,670
Intangible assets	13,359	6,434
Deferred income	8,252	5,029
Stock-based compensation	7,335	14,746
Unrealized foreign exchange translation	—	22,184
Other	5,803	—

Total deferred income tax assets	276,966	252,185

Deferred income tax liabilities:
Fixed assets	(138)	(34,678)
Intangibles	—	(7,293)
Unrealized foreign exchange translation	(2,506)	—
Deferred income	(590)	—
Unremitted earnings of foreign subsidiaries	(9,642)	—
Other	(2,503)	(113)

Total deferred tax liabilities	(15,379)	(42,084)

Less valuation allowance	(85,755)	(197,407)

Net deferred income tax assets	$175,832	$12,694

Reported as:
Current deferred tax assets(1)	$39,295	$26,430
Current deferred tax liabilities(2)	(3,968)	(4,158)
Non-current deferred tax assets(3)	140,562	2,988
Non-current deferred tax liabilities(4)	(57)	(12,566)

Net deferred income tax assets	$175,832	$12,694

(1)	Included within Prepaids and other current assets on the consolidated balance sheet.

(2)	Included within Accrued and other liabilities on the consolidated balance sheet.

(3)	Included within Other assets on the consolidated balance sheet.

(4)	Included within Other long-term liabilities on the consolidated balance sheet.

During the fourth quarter of 2010, the Company concluded that it was more likely than not that it would be able to realize the benefit of a significant portion of its deferred tax assets in the future. The Company based this conclusion on historical and projected operating performance, including the implementation of a global tax

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring on January 1, 2011, such that the Company believes that operations will generate sufficient taxable income in future periods to realize the tax benefit associated with the deferred tax assets. As a result, the Company released valuation allowances totalling $116,741 related to certain deferred tax assets. The Company believes that it is more likely than not that the benefit from certain federal capital loss carryforwards, state net operating losses and state tax credits, including R&D credit carryforwards, will not be realized and hence continues to provide a full valuation allowance on the deferred tax assets relating to these items.

In the three months ended June 30, 2010, the Company recorded a net discrete deferred income tax benefit of $43,645, associated with the sale of the Company’s wafer manufacturing operations in Rousset, France, as management determined that this benefit will more likely than not be realized in current and future periods.

In the year ended December 31, 2009, the Company sold a portion of the shares of one of its foreign subsidiaries, such that the buyers may be able to utilize tax losses of that subsidiary before they become unavailable for use. These transactions resulted in the utilization of deferred income tax assets in that jurisdiction of $54,693 and resulted in contingent income that may be recognized in a future period.

As a result of certain realization requirements of the accounting standard for stock-based compensation, the table of deferred tax assets and liabilities shown above does not include deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The Company uses the “with and without” method to determine the order in which tax attributes are utilized. The Company only recognizes excess tax benefits from stock-based awards in additional paid-in capital if an incremental tax benefit is realized from a reduction in taxes payable, after all other tax attributes currently available to the Company have been utilized. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes, such as research tax credits, through the consolidated statements of operations. The tax benefit realized from stock options exercised during 2010 was $1,696.

As of December 31, 2010, income taxes were provided on the undistributed earnings in Atmel Nantes, Atmel Automotive, Atmel Switzerland, and Atmel SARL. In determining the tax liability, the Company has accounted for potential gross-up of foreign taxes and expected foreign tax credits determined on the basis of US tax rules governing earnings and profits computations in these jurisdictions. The Company continues to assert indefinite re-investment with respect to the earnings and profits of its other foreign subsidiaries amounting to approximately $10,500 as it is currently the Company’s intention to reinvest these earnings indefinitely in operations outside the US. The Company estimates that its US cash needs will be met from its prospective business operations and it will not need to repatriate cash (earnings) from its foreign jurisdictions to the US.

The Company’s tax attribute carryforwards as at December 31, 2010 consist of the following (in thousands):

	December 31,	Nature of
Tax Attribute	2010	Expiration

Federal net operating loss carry forwards	$—	N/A
Foreign net operating loss carry forwards	254,272	beginning 2011
State net operating loss carry forwards	506,811	2011 – 2030
Federal R&D credits, net of those related to stock option deductions	21,983	beginning 2020
Federal R&D credits related to stock option deductions	7,381	beginning 2020
State R&D credits	10,982	indefinite
Foreign tax credits	25,124	beginning 2020
State investment tax credits	13,857	beginning 2011
Foreign R&D credits	14,556	Refundable

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes it may not be able to utilize the net operating loss carry forwards in non-U.S. jurisdictions before they expire, starting in 2011.

Unrecognized tax benefits

The Company recognizes uncertain tax positions only to the extent that management believes that it is more-likely-than-not that the position will be sustained. The reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

Balance at January 1	$182,552	$215,978	$189,440
Tax Positions Related to Current Year:
Additions	35,810	12,619	25,161
Tax Positions Related to Prior Years:
Additions	—	10,899	19,484
Reductions	(34)	(5,731)	(7,561)
Lapse of Statute of Limitation	(2,239)	(401)	(714)
Settlements	(152,496)	(50,812)	(9,832)

Balance at December 31	$63,593	$182,552	$215,978

Included in the balance of UTBs at December 31, 2010, 2009 and 2008, are $24,723, $69,728 and $59,937, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2010, 2009 and 2008, are $38,870, $112,824 and $156,041, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.

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

Income tax audits

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2000 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 2000 through 2009 tax years generally remain subject to examination by their respective tax authorities.

During the third quarter of 2010, management was able to complete negotiations and conclude its IRS audit for the years 2000 through 2003, primarily related to transfer pricing. As a result of the settlement of this audit, the Company recognized previously unrecognized tax benefits of approximately $151,430 during the year, which resulted in a benefit to tax expense of $54,403, related to the release of previously accrued tax reserves, and an increase in gross deferred tax assets, primarily foreign tax credits and net operating losses (with a full valuation

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance) of $97,026. The Company also recorded an additional benefit to income tax expense of approximately $151,202, of which $102,829 related to the release of previously accrued penalties and interest on the tax exposures, and $48,425 related to a refund from the carryback of tax attributes to tax years prior to the audit. During the fourth quarter, the Company recorded an income tax benefit of $2,435 related to an additional refund received related to the IRS audit.

In the year ended December 31, 2009, the French tax authority completed its examination of tax years 2001 through 2005 for one of the Company’s French subsidiaries. The examination for these years resulted in a reduction of deferred tax assets associated with net operating loss carryovers of $54,120, for which there was a full valuation allowance.

Currently, the Company has tax audits in progress in various other foreign jurisdictions. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. While the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, the outcome is subject to uncertainty.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in its income tax provision. In the years ended December 31, 2010, 2009 and 2008, the Company recognized expense (credits) related to interest and penalties in the consolidated statements of operations of $(45,761), $1,617 and $7,245, respectively. The total amount of interest and penalties accrued on the consolidated balance sheets as of December 31, 2010 and 2009 was $903 and $46,676, respectively.

Note 13	PENSION PLANS

The Company sponsors defined benefit pension plans that cover substantially all of its French and German employees. Plan benefits are provided in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The plans are unfunded. Pension liabilities and charges to expense are based upon various assumptions, updated quarterly, including discount rates, future salary increases, employee turnover, and mortality rates.

Retirement plans consist of two types of plans. The first plan type covers the Company’s French employees and provides for termination benefits paid to employees only at retirement, and consists of approximately one to five months of salary. The second plan type covers the Company’s German employees and provides for defined benefit payouts for the employee’s post-retirement life, and covers the Company’s German employees.

The aggregate net pension expense relating to the two plan types are as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

Service costs	$1,577	$1,477	$2,107
Interest costs	1,568	1,469	2,944
Amortization of actuarial (gain) loss	(49)	(100)	85
Settlement and other related losses (gains)	1,149	—	(4,513)

Net pension expenses	$4,245	$2,846	$623

Settlement and other related losses of $1,149 for the year ended December 31, 2010 consisted of $907 related to the sale of the Company’s manufacturing operations in Rousset, France which was recorded as a charge to cost of revenues and $242 related to the Company’s sale of its Secure Microcontroller Solutions business which was recorded as a charge to research and development expenses in the consolidated statements of operations. Settlement and other related gains for the year ended December 31, 2008 primarily related to the reduction of the pension

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability as a result of the Company’s sale of its manufacturing operations in Heilbronn, Germany and was recorded as a credit to cost of revenues.

The change in projected benefit obligation during the years ended December 31, 2010 and 2009 and the accumulated benefit obligation at December 31, 2010 and 2009, were as follows:

	December 31,	December 31,
	2010	2009
	(In thousands)

Projected benefit of obligation at beginning of the year	$28,854	$26,808
Service costs	1,577	1,477
Interest costs	1,568	1,469
Transfer of obligation upon sale	(5,284)	—
Amendments and plan transfers	693	—
Actuarial losses (gains)	2,060	(1,205)
Benefits paid	(112)	(505)
Foreign currency exchange rate changes	(2,458)	810

Projected benefit obligation at end of the year	$26,898	$28,854

Accumulated benefit obligation at end of the year	$23,425	$22,416

As the defined benefit plans are unfunded, the liability recognized on the consolidated balance sheet as of December 31, 2010 was $26,898, of which $417 is included in accrued and other liabilities and $26,481 is included in other long-term liabilities. The liability recognized on the consolidated balance sheet as of December 31, 2009 was $28,854, of which $686 is included in accrued and other liabilities, $24,154 is included in other long-term liabilities and $4,014 is included in long-term liabilities held for sale.

Actuarial assumptions used to determine benefit obligations for the plans were as follows:

Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Assumed discount rate	4.7-5.0%	4.9-5.8%	5.8-6.3%
Assumed compensation rate of increase	2.1-4.0%	2.2-4.0%	3.0-4.0%

The discount rate is based on the quarterly average yield for Euros treasuries with a duration of 30 years, plus a supplement for corporate bonds (Euros, AA rating).

Future estimated expected benefit payments over the next ten years are as follows:

Years Ending December 31:
(In thousands)

2011	$417
2012	492
2013	498
2014	829
2015	616
2016 through 2020	7,238

$10,090

The Company’s pension liability represents the present value of estimated future benefits to be paid.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With respect to the Company’s unfunded pension plans in Europe, for the year ended December 31, 2010, a decrease in assumed discount rate and compensation rate of increase used to calculate the present value of the pension obligation resulted in an increase in the pension liability of $2,060, which resulted in a loss, net of tax, of $788, which was charged to accumulated other comprehensive income in stockholders’ equity.

The Company’s net pension cost for 2011 is expected to be approximately $2,591. Cash funding for benefits paid was $112 for the year ended December 31, 2010. Cash funding for benefits to be paid for 2011 is expected to be approximately $417.

Amounts recognized in accumulated other comprehensive income consist of net actuarial gain of $1,909 and $2,697 at December 31, 2010 and 2009, respectively. Net actuarial gains of $48 are expected to be recognized as a component of net periodic pension benefit cost during 2011 and are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and comprehensive income as of December 31, 2010.

Note 14	OPERATING AND GEOGRAPHICAL SEGMENTS

The Company designs, develops, manufactures and sells semiconductor integrated circuit products. The Company’s segments represent management’s view of the Company’s businesses and how it allocates Company resources and measures performance of its major components. Each segment consists of product families with similar requirements for design, development and marketing. Each segment requires different design, development and marketing resources to produce and sell products. Atmel’s four reportable segments are as follows:

•	Microcontrollers. This segment includes Atmel’s capacitive touch products, including maXTouch and QTouch, AVR 8-bit and 32-bit products, ARM-based products, and Atmel’s 8051 8-bit products.

•	Nonvolatile Memories. This segment includes serial interface electrically erasable programmable read-only memory (“SEEPROM”), serial and parallel interface Flash memory, and electrically erasable programmable read-only memory (“EEPROM”) and erasable programmable ready-only memory (“EPROM”) devices. This segment also includes products with military and aerospace applications.

•	Radio Frequency (“RF”) and Automotive. This segment includes automotive electronics, wireless and wired devices for industrial, consumer and automotive applications and foundry services for radio frequency products designed for mobile telecommunications markets.

•	Application Specific Integrated Circuit (“ASIC”). This segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of specific applications, including products that provide hardware security for embedded digital systems, products with military and aerospace applications and ASSPs for space applications, power management and secure crypto memory products.

The Company evaluates segment performance based on revenues and income or loss from operations excluding acquisition-related charges, charges for grant repayments, restructuring charges; asset impairment charges and loss (gain) on sale of business and assets. Interest and other income (expenses), net, foreign exchange gains and losses and income taxes are not measured by operating segment. Because the Company’s segments reflect the manner in which management reviews its business, they necessarily involve subjective judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect product, technologies or applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events may affect the manner in which we present segments in the future.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segments are defined by the products they design and sell. They do not make sales to each other. The Company’s net revenues and segment income (loss) from operations for each reportable segment for the years ended December 31, 2010, 2009 and 2008 are as follows:

Information about Reportable Segments

	Micro-	Nonvolatile	RF and
	Controllers	Memories	Automotive	ASIC	Total
	(In thousands)

Year ended December 31, 2010
Net revenues from external customers	$892,301	$277,179	$188,090	$286,490	$1,644,060
Segment income from operations	158,888	39,839	14,341	14,008	$227,076
Year ended December 31, 2009
Net revenues from external customers	$457,797	$290,936	$147,871	$320,741	$1,217,345
Segment (loss) income from operations	(1,741)	10,255	(8,402)	(20,484)	$(20,372)
Year ended December 31, 2008
Net revenues from external customers	$522,635	$339,239	$250,219	$454,670	$1,566,763
Segment income (loss) from operations	34,419	29,362	4,983	(11,730)	57,034

The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

Total segment income (loss) from operations	$227,076	$(20,372)	$57,034
Unallocated amounts:
Acquisition-related charges	(1,600)	(16,349)	(23,614)
Charges for grant repayments	(1,000)	(1,554)	(718)
Restructuring charges	(5,253)	(6,681)	(71,324)
Asset impairment	(11,922)	(79,841)	(7,969)
(Loss) gain on sale of assets	(99,767)	164	32,654

Consolidated income (loss) from operations	$107,534	$(124,633)	$(13,937)

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic sources of revenues were as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

United States	$260,091	$209,494	$221,351
Germany	207,305	167,808	253,325
France	55,107	73,926	134,502
United Kingdom	15,560	10,034	17,580
Japan	46,671	35,691	76,625
China, including Hong Kong	489,480	342,172	363,206
Singapore	42,819	54,221	95,517
Taiwan	115,559	71,206	86,216
South Korea	143,213	46,220	66,129
Rest of Asia-Pacific	70,958	57,791	66,430
Rest of Europe	161,714	129,210	163,264
Rest of the World	35,583	19,572	22,618

Total net revenues	$1,644,060	$1,217,345	$1,566,763

Net revenues are attributed to countries based on the locations to where the Company ships.

No single customer accounted for more than 10% of net revenues in any of the years ended December 31, 2010, 2009 and 2008. Two distributors accounted for 14% and 12% of accounts receivable at December 31, 2010. One distributor accounted for 12% of accounts receivable at December 31, 2009.

Locations of long-lived assets as of December 31, 2010 and 2009 were as follows:

	December 31,	December 31,
	2010	2009
	(In thousands)

United States	$106,052	$105,017
Germany	18,963	21,408
France	30,674	35,505
United Kingdom	1,396	4,949
Philippines	65,049	34,008
Asia-Pacific	47,524	3,718
Rest of Europe	12,117	17,366

Total	$281,775	$221,971

Excluded from the table above are auction-rate securities of $2,251 and $2,266 as of December 31, 2010 and 2009, respectively, which are included in other assets on the consolidated balance sheets. Also excluded from the table above as of December 31, 2010 and 2009 are goodwill of $54,676 and $56,408, respectively, intangible assets, net of $17,603 and $29,841, respectively, deferred income tax assets of $140,562 and $2,988, respectively, and assets held for sale of $0 and $83,260, respectively.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15	CHARGES FOR GRANT REPAYMENTS

For the years ended December 31, 2010, 2009 and 2008, the Company recorded interest expense of $1,000, $1,554 and $718, respectively, primarily related to estimated government grant repayment requirement related to the closure of the Company’s former Greece facility, within “Charges for Grant Repayments” on the consolidated statements of operations.

As of December 31, 2010 and 2009, the total liability for grant benefits subject to repayment was $14,456 and $15,058, respectively, and is included in accrued and other liabilities on the consolidated balance sheets. During the year ended December 31, 2008, the Company repaid grant benefits of $39,519 to the United Kingdom government in connection with the closure of the Company’s North Tyneside, United Kingdom manufacturing facility.

Note 16	ASSET IMPAIRMENT CHARGES AND GAIN (LOSS) ON SALE OF ASSETS

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

The table below summarizes the asset impairment charges for the Company’s wafer fabrication facilities by location included in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

Rousset, France	$11,922	$79,841	$—
Heilbronn, Germany	—	—	7,969

Total asset impairment charges	$11,922	$79,841	$7,969

Loss (Gain) on Sale of Assets

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

Secure Microcontroller Solutions	$5,715	$—	$—
Rousset, France	94,052	—	—
Heilbronn, Germany	—	(164)	(2,706)
North Tyneside, United Kingdom	—	—	(29,948)

Total loss (gain) on sale of assets	$99,767	$(164)	$(32,654)

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Secure Microcontroller Solutions

On September 30, 2010, the Company completed the sale of its SMS business to INSIDE Contactless S.A. (“INSIDE”). Under the terms of the sale agreement, the Company transferred certain assets and employee liabilities to INSIDE in return for cash consideration of $37,000, subject to a working capital adjustment. Cash proceeds of $5,000 were deposited in escrow upon the completion of the sale, for a period of twenty months, subject to post closing claims. The Company may receive additional cash consideration of up to $16,000, if certain financial targets are met in 2011. The SMS business did not meet the financial targets for 2010, which could have resulted in payments to the Company of up to $5,000. The Company also entered into other ancillary agreements, including technology licensing and transition services for certain supply arrangements, testing, and engineering services. The Company recorded a loss on sale of $5,715 which is summarized below:

(In thousands)

Sales consideration	$37,000
Net assets transferred, including working capital	(32,420)
Release of currency translation adjustment	(2,412)
Selling costs	(3,882)
Other related costs	(4,001)

Loss on Sale of Assets	$(5,715)

In connection with the sale, the Company transferred net assets totaling $32,420 to INSIDE.

The Company’s East Kilbride, UK facility was included in the assets transferred to INSIDE, resulting in the complete liquidation of the Company’s investment in this foreign entity and, as a result, the Company recorded a charge of $2,412 as a component of loss on sale related to the currency translation adjustment balance (“CTA balance”) that was previously recorded within stockholders’ equity.

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

In connection with the SMS sale, Atmel and INSIDE entered into an indemnification escrow agreement. According to the terms of the escrow agreement, $5,000 of the sales price will be held in escrow for a period of twenty months from the date of sale, for specific potential losses outlined in the escrow agreement. Upon termination of the escrow period, the escrow, less any validated and paid claims for losses, will be sent to Atmel. The escrow amount is not considered contingent consideration and, therefore, is included in the loss on sale recognized for the year ended December 31, 2010.

INSIDE has entered into a three year supply agreement to purchase wafers from the manufacturing operations in Rousset, France that the Company sold to LFoundry in the second quarter of 2010. Wafers that INSIDE purchases from LFoundry will reduce future commitment under the Company’s wafer supply agreement with LFoundry.

The Company also agreed to provide INSIDE a royalty-based, non-exclusive license to certain SMS business-related intellectual property in order to support the current SMS business and future product development.

In connection with the SMS sale, the Company invested $3,936 in INSIDE, in return for preferred stock representing an approximate 3% level of ownership in INSIDE. This equity investment provides no decision-making rights that are significant to the economic performance of INSIDE. Atmel is an equity holder that is shielded from economic losses and does not participate fully in INSIDE’s residual economics. Accordingly, Atmel has

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

concluded that its interest in INSIDE is a variable interest entity (“VIE”). A VIE must be consolidated if Atmel is its primary beneficiary, which has the power to direct the activities that most significantly impact the VIE’s economic performance or the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In determining whether the Company is the primary beneficiary, the Company identified the significant activities and the parties that have the power to direct them, determined the equity, profit and loss participation, and reviewed the funding and operating agreements. Based on the above factors, Atmel determined that it is not the primary beneficiary and hence will not consolidate the VIE. As part of the sale, Atmel entered into the above agreements with INSIDE. The Company’s maximum exposure related to these agreements is not expected to be significantly in excess of the amounts recorded and the Company does not intend to provide any other support to the VIE, financial or otherwise.

The sale of the SMS business unit does not qualify as discontinued operations as it does not meet the requirement to be considered a component of an entity.

Rousset, France

On June 23, 2010, the Company completed the sale of its manufacturing operations in Rousset, France to LFoundry GmbH (“LFoundry”). Under the terms of the sale agreement, the Company transferred assets and employee liabilities to LFoundry in return for nominal cash consideration. In connection with the sale, the Company entered into certain other ancillary agreements, including a manufacturing services agreement (“MSA”) in which the Company will purchase wafers from LFoundry for four years following the closing on a “take-or-pay” basis. In connection with the sale, the Company recorded a loss on sale of $94,052, which is summarized in the following table:

(In thousands)

Net assets transferred	$61,646
Fair value of Manufacturing Services Agreement	92,417
Currency translation adjustment	(97,367)
Severance cost liability	27,840
Transition services	4,746
Selling costs	3,173
Other related costs	1,597

Loss on Sale of Assets	$94,052

In connection with the sale of the manufacturing operations, the Company transferred assets and liabilities specific to the manufacturing operations totaling $61,646 to LFoundry.

As future wafer purchases under the MSA were negotiated at pricing above their fair value when compared to current pricing available from third-party foundries, the Company recorded a liability in conjunction with the sale, representing the present value of the unfavorable purchase commitment. The Company determined that the difference between the contract prices and market prices over the term of the agreement totaled $103,660. The present value of this liability, using a discount rate of 7%, which was based on a rate for unsecured subordinated debt similar to the Company’s, was determined to be $92,417, and has been included in the loss on sale. The gross value of the MSA will be recognized as a credit to cost of revenues over the term of the MSA as the wafers are purchased and the present value discount of $11,243 will be recognized as interest expense over the same term. The Company recorded a credit to cost of revenues of $14,875, and $2,891 in interest expense relating to the MSA in 2010. The Company recorded a loss on sale of its Rousset manufacturing operations of $94,052, inclusive of the $92,417 charge described above.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The sale of the Rousset, France manufacturing operations resulted in the substantial liquidation of the Company’s investment in its European manufacturing facilities, and accordingly, the Company recorded a gain of $97,367 related to CTA balance that was previously recorded within stockholders’ equity, as the Company concluded, based on accounting guidance related to foreign currency, that it should similarly release all remaining related currency translation adjustments.

As part of the sale, the Company agreed to reimburse LFoundry for severance costs expected to be incurred subsequent to the sale. The Company entered into an escrow agreement in which the Company agreed to remit funds to LFoundry for the required benefits and payments to those employees who are determined to be part of the approved departure plan. The Company paid $27,840 for severance amounts payable under this arrangement in the fourth quarter of 2010.

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

The Company also incurred direct and incremental selling costs of $3,173, which represented broker commissions and legal fees associated with the sale of Rousset manufacturing operations to LFoundry.

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

Property and equipment previously included in the disposal group and reclassified to held and used in December 2009 totaled $110,360. In connection with this reclassification, the Company assessed the fair value of the property and the equipment to be retained and concluded that the fair value of the property was lower than its carrying value less depreciation expense that would have been recognized had the asset (disposal group) been continuously classified as held and used. As a result, the Company recorded an impairment charge of $79,841 in the fourth quarter of 2009. No impairment charge was recorded for the equipment that was reclassified to held and used but the depreciation expense that would have been recognized had the asset (disposal group) been continuously classified as held and used, which totaled $4,682, was included in operating results in the fourth quarter of 2009. For the year ended December 31, 2010, following further negotiation with the buyer, the Company determined that certain assets should instead remain with the Company. As a result, the Company reclassified property and equipment to held and used in the quarter ended June 30, 2010. In connection with this reclassification, the Company assessed the fair value of these assets to be retained and concluded that the fair value of the assets was lower than its carrying value less depreciation expense that would have been recognized had the assets been

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continuously classified as held and used. As a result, the Company recorded additional asset impairment charges of $11,922 in the second quarter of 2010.

Heilbronn, Germany

On December 30, 2008, the Company completed the sale of its manufacturing operations to TSI. The Company recorded an impairment loss of $7,969 for the year ended December 31, 2008, which consisted of $3,025 for the net book value of the fixed assets and $4,944 for selling costs related to legal, commissions and other direct incremental costs. The Company recorded a gain on sale of $2,706 for the year ended December 31, 2008 upon completion of the sale. The sale of the Heilbronn manufacturing operations did not qualify as discontinued operations as the operations and future cash flows were not eliminated from the Company’s RF and Automotive segment. The Company continues to purchase wafers from TSI.

North Tyneside, United Kingdom

On October 8, 2007, the Company entered into agreements to sell certain wafer fabrication equipment and land and buildings at North Tyneside to Taiwan Semiconductor Manufacturing Company (“TSMC”) and Highbridge Business Park Limited (“Highbridge”) for a total of approximately $124,800. The Company recorded proceeds of $81,849 and recognized a gain of $29,948 for the sale of the equipment for the year ended December 31, 2008. The Company received proceeds of $42,951 from Highbridge upon completion of the real property portion of the transaction in November 2007. The Company vacated the facility in May 2008.

Note 17	RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the years ended December 31, 2010, 2009 and 2008.

	January 1,			Currency	December 31,
	2010			Translation	2010
	Accrual	Charges	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	(2)
Second quarter of 2008
Employee termination costs	4	—	—	(1)	3
Third quarter of 2008
Employee termination costs	557	—	(44)	(53)	460
First quarter of 2009
Employee termination costs	—	986	(954)	(32)	—
Other restructuring charges	318	—	(182)	—	136
Second quarter of 2010
Employee termination costs	—	4,267	(2,965)	(16)	1,286

Total 2010 activity	$2,471	$5,253	$(4,145)	$(102)	$3,477	(1)

(1)	Accrued restructuring charges are classified within accrued and other liabilities on the consolidated balance sheets and are expected to be paid prior to December 31, 2011.

(2)	Relates to a contractual obligation, which is currently subject to litigation.

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1,			Currency	December 31,
	2009			Translation	2009
	Accrual	Charges	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2007
Other restructuring charges	218	470	(698)	10	—
Second quarter of 2008
Employee termination costs	235	46	(273)	(4)	4
Third quarter of 2008
Employee termination costs	17,575	87	(16,220)	(885)	557
Fouth quarter of 2008
Employee termination costs	3,438	626	(4,060)	(4)	—
First quarter of 2009
Employee termination costs	—	2,207	(2,393)	186	—
Other restructuring charges	—	389	(71)	—	318
Second quarter of 2009
Employee termination costs	—	2,856	(2,856)	—	—

Total 2009 activity	$23,058	$6,681	$(26,571)	$(697)	$2,471

	January 1,			Currency	December 31,
	2008	Charges/		Translation	2008
	Accrual	(Credits)	Payments	Adjustment	Accrual
	(In thousands)

Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2006
Employee termination costs	1,324	(224)	(1,172)	72	—
Fourth quarter of 2007
Employee termination costs	12,759	1,431	(14,749)	559	—
Termination of contract with supplier	—	12,206	(13,019)	813	—
Other restructuring charges	—	20,778	(21,465)	905	218
Second quarter of 2008
Employee termination costs	—	2,990	(2,534)	(221)	235
Third quarter of 2008
Employee termination costs	—	28,852	(8,921)	(2,356)	17,575
Fouth quarter of 2008
Employee termination costs	—	5,291	(1,879)	26	3,438

Total 2008 activity	$15,675	$71,324	$(63,739)	$(202)	$23,058

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 Restructuring Charges

For the year ended December 31, 2010, the Company incurred restructuring charges of $5,253 related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities. The Company paid $3,963 related to employee termination costs for the year ended December 31, 2010.

2009 Restructuring Charges

For the year ended December 31, 2009, the Company incurred restructuring charges of $6,681 consisting of the following:

•	Net charges of $5,822, related to severance costs resulting from involuntary termination of employees.

•	Charges of $859 related to facility closure costs.

The Company paid $25,802 related to employee termination costs for the year ended December 31, 2009.

2008 Restructuring Charges

For the year ended December 31, 2008, the Company incurred restructuring charges of $71,324.

The Company incurred restructuring charges related to the signing of agreements in October 2007 to sell certain wafer fabrication equipment and real property at North Tyneside to TSMC and Highbridge. This facility was closed and all of the employees of the facility were terminated by June 30, 2008. In addition, the Company began implementing new initiatives, primarily focused on lowering manufacturing costs and eliminating non-core research and development programs. The Company recorded the following restructuring charges (credits):

•	Net charges of $37,657 related to severance costs resulting from involuntary termination of employees.

•	Charges of $20,778 related to equipment removal and facility closure costs. After production activity ceased, the Company utilized employees as well as outside services to disconnect fabrication equipment, fulfill equipment performance testing requirements of the buyer, and perform facility decontamination and other facility closure-related activities. Included in these costs are labor costs, facility related costs, outside service provider costs, and legal and other fees. Equipment removal, building decontamination and closure related cost activities were completed as of June 30, 2008.

•	Charges of $12,206 related to contract termination charges, primarily associated with a long-term gas supply contract for nitrogen gas utilized in semiconductor manufacturing. In particular, the Company is required to pay an early termination penalty including de-contamination and removal costs, as well as contract termination costs related to semiconductor equipment support services with minimum payment clauses extending beyond the current period.

•	Net charges of $683 related to changes in estimates of termination benefits originally recorded.

The Company paid $29,255 related to employee termination costs for the year ended December 31, 2008.

Note 18	NET INCOME (LOSS) PER SHARE

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

Atmel Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations was reported by the Company. Income or loss from operations is the “control number” in determining whether potential common shares are dilutive or anti-dilutive.

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands, except per share data)

Net income (loss)	$423,075	$(109,498)	$(27,209)

Weighted-average shares — basic	458,482	451,755	446,504
Incremental shares and share equivalents	11,098	—	—

Weighted-average shares — diluted	469,580	451,755	446,504

Net income (loss) per share:
Net income (loss) per share — basic	$0.92	$(0.24)	$(0.06)

Net income (loss) per share — diluted	$0.90	$(0.24)	$(0.06)

The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income per share, as their effect would have been anti-dilutive:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

Employee stock options and restricted stock units outstanding	2,095	51,788	47,690

Note 19	INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, are summarized in the following table:

	Years Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

Interest and other income	$3,154	$1,845	$10,973
Interest expense	(7,535)	(6,600)	(12,340)
Foreign exchange transaction gains (losses)	13,199	(6,651)	(4,939)

Total	$8,818	$(11,406)	$(6,306)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Atmel Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Atmel Corporation and its subsidiaries at December 31, 2010 and December 31, 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 1, 2011

Schedule II

ATMEL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2010, 2009 and 2008

	Balance at	Charged			Balance at
	Beginning of	(Credited)		Deductions -	End of
	Year	to Expense		Write-offs	Year
	(In thousands)

Allowance for doubtful accounts receivable:
Year ended December 31, 2010	$11,930	$(76)		$(7)	$11,847
Year ended December 31, 2009	$14,996	$(3,066)		$—	$11,930
Year ended December 31, 2008	$3,111	$12,330		$(445)	$14,996
Allowance for deferred tax assets:
Year ended December 31, 2010	$197,407	$(111,652	)(1)	$—	$85,755
Year ended December 31, 2009	$422,555	$(225,148)		$—	$197,407
Year ended December 31, 2008	$518,287	$(95,732)		$—	$422,555

(1)	Includes a tax benefit of $116,741 attributable to the release of valuation allowances, as explained in Note 12 of the consolidated financial statements.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters for the years ended December 31, 2010 and 2009:

	First	Second	Third	Fourth
Year Ended December 31, 2010(1)	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net revenues	$348,549	$393,361	$444,344	$457,806

Gross profit	133,774	159,646	208,119	226,645

Net income (loss)	$16,615	$(36,443)	$219,812	$223,091

Basic net income (loss) per share:
Net income (loss)	$0.04	$(0.08)	$0.48	$0.49

Weighted-average shares used in basic net income (loss) per share calculations	456,797	460,249	459,588	457,311

Diluted net income (loss) per share:
Net income (loss)	$0.04	$(0.08)	$0.47	$0.47

Weighted-average shares used in diluted net income (loss) per share calculations	462,384	460,249	468,173	471,369

	First	Second	Third	Fourth
Year Ended December 31, 2009(2)	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net revenues	$271,493	$284,542	$317,730	$343,580

Gross profit	95,405	91,824	98,739	127,039

Net income (loss)	$3,626	$(12,407)	$(17,450)	$(83,267)

Basic net income (loss) per share:
Net income (loss)	$0.01	$(0.03)	$(0.04)	$(0.18)

Weighted-average shares used in basic net income (loss) per share calculations	449,685	450,891	452,322	454,040

Diluted net income (loss) per share:
Net income (loss)	$0.01	$(0.03)	$(0.04)	$(0.18)

Weighted-average shares used in diluted net income (loss) per share calculations	456,431	450,891	452,322	454,040

(1)	The Company recorded charges for grant repayments of $0.3 million, $0.2 million, $0.2 million and $0.3 million in the quarters ended December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively. The Company recorded restructuring charges of $2 million, $1 million, $2 million and $1 million in the quarters ended December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively. The Company recorded loss on sale of assets of $6 million and $94 million in the quarters ended September 30, 2010 and June 30, 2010. The Company recorded acquisition-related charges (credit) of $1 million, $1 million, $1 million and $(2) million in the quarters ended December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively. The Company recorded an asset impairment charge of $12 million in the quarter ended June 30, 2010. In the quarter ended December 31, 2010, the Company recorded an income tax benefit related to a release of valuation allowances of $117 million related to certain deferred tax assets. In the quarter ended September 30, 2010, the Company recorded a benefit to income tax expense of approximately $151 million related to the release of previously accrued penalties and interest on the income tax exposures and a refund from the carryback of tax attributes.

(2)	The Company recorded charges for grant repayments of $0.3 million, $0.3 million, $0.2 million and $0.8 million in the quarters ended December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively. The Company recorded restructuring charges of $1 million, $1 million, $2 million and $2 million in the quarters ended December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively. The Company recorded loss on sale of assets of $0.2 million in the quarter ended March 31, 2009. The Company recorded acquisition-related charges of $4 million, $4 million, $4 million and $5 million in the quarters ended December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively. The Company recorded an asset impairment charge of $80 million in the quarter ended December 31, 2009.

Included in the net loss for the quarter ended December 31, 2009 was an out-of-period adjustment of $9 million to record income tax expense relating to prior periods, of which $8 million related to prior years and $1 million related to prior quarters in 2009. In addition, in the quarter ended June 30, 2009, the Company recorded an out-of-period adjustment of $1 million to correct alternative minimum tax liabilities that were overstated in 2008. As a result of the additional out-of-period adjustments noted above, income tax expense for the fourth quarter of 2009 totaled $10.5 million. See Note 12 of Notes to Consolidated Financial Statements for further discussion.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. This evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

Executive Officers of the Registrant

The corporate executive officers of Atmel, who are elected by and serve at the discretion of the Board of Directors, and their ages (as of January 31, 2011), are as follows:

Name	Age	Position

Steven Laub	52	President and Chief Executive Officer and Director
Tsung-Ching Wu	60	Executive Vice President, Office of the President and Director
Walter Lifsey	52	Executive Vice President and Chief Operating Officer
Stephen Cumming	40	Vice President Finance and Chief Financial Officer
Scott Wornow	48	Senior Vice President, Chief Legal Officer and Secretary
Rod Erin	62	Vice President, RF and Automotive and Nonvolatile Memory Segments
David McCaman	53	Vice President Finance and Chief Accounting Officer

Steven Laub has served as a director of Atmel since February 2006 and as President and Chief Executive Officer since August 2006. From 2005 to August 2006, Mr. Laub was a technology partner at Golden Gate Capital Corporation, a private equity buyout firm, and the Executive Chairman of Teridian Semiconductor Corporation, a fabless semiconductor company. From November 2004 to January 2005, Mr. Laub was President and Chief Executive Officer of Silicon Image, Inc., a provider of semiconductor solutions. Prior to that time, Mr. Laub spent 13 years in executive positions (including President, Chief Operating Officer and member of the Board of Directors) at Lattice Semiconductor Corporation, a supplier of programmable logic devices and related software. Prior to joining Lattice Semiconductor, Mr. Laub was a vice president and partner at Bain and Company, a global strategic consulting firm. Mr. Laub holds a degree in economics from the University of California, Los Angeles, (BA) and a degree from Harvard Law School (J.D.).

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

Walter Lifsey has served as Executive Vice President and Chief Operating Officer since September 2010. Prior to that, Mr. Lifsey served as Executive Vice President, Operations since February 2008 and Senior Vice President, Operations since December 2006. Prior to joining Atmel, Mr. Lifsey was Executive Vice President of Operations of International Rectifier Corporation, a semiconductor company, from April 2002 to December 2006. Prior to International Rectifier, Mr. Lifsey was Director of Global Marketing and Planning for AMP Inc., a semiconductor company, and held Operational and Financial Management positions at TRW Corporation. Mr. Lifsey holds a degree from the University of Nevada, Las Vegas (B.A.).

Stephen Cumming has served as Atmel’s Vice President Finance and Chief Financial Officer since July 2008. Prior to joining Atmel, Mr. Cumming was the VP of Business Finance for Fairchild Semiconductor International Inc., from 2005 to July 2008, and was responsible for all business unit finance, corporate financial planning and analysis, manufacturing finance, and sales and marketing finance. Mr. Cumming joined Fairchild in 1997 as Controller for its European Sales and Marketing operations, based in the United Kingdom. From 2000 until 2005, he was Director of Finance for the Discretes Products Group, based in San Jose, Prior to joining Fairchild; Mr. Cumming held various financial management positions at National Semiconductor Corporation. Mr. Cumming received a degree in business from the University of Surrey (B.S.), in the United Kingdom, and is a UK Chartered Management Accountant.

Scott Wornow has served as Atmel’s Senior Vice President, Chief Legal Officer and Corporate Secretary since November 2010. Prior to joining Atmel, Mr. Wornow served as a Partner at Baker Botts, LLP from March 2009 to November 2010, and as a Partner at Goodwin Procter LLP from January 2008 to February 2009. Prior to Goodwin Procter, Mr. Wornow was the Executive Vice President, Legal and Business Affairs at OpenTV Corp from 2003 to 2007. Mr. Wornow holds degrees from the University of Virginia (B.A.), Cambridge University (B.A. and M.A.) and Harvard Law School (J.D.).

Rod Erin has served as Atmel’s Vice President, RF and Automotive Segment since May 2008, in addition to serving as Vice President, Nonvolatile Memory Segment since August 2007. Prior to that, Mr. Erin served as Vice President of Atmel’s Advanced Products Group from July 2005 to August 2007. Mr. Erin joined Atmel in 1989 and has held various management positions in Atmel’s planning, operational, and IT organizations. Prior to joining Atmel, Mr. Erin spent 16 years with other semiconductor manufacturing companies, including Texas Instruments, Inmos, and Honeywell in a variety of IT management positions. Mr. Erin holds degrees from the University of Illinois (B.S.E.E and M.B.A).

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

There is no family relationship between any of our executive officers or directors.

The other information required by this Item regarding directors, Section 16 filings, the Registrant’s Audit Committee and our Code of Ethics/Standards of Business Conduct is set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Board Meetings and Committees — Audit Committee” and “Corporate Governance — Code of Ethics/Standards of Business Conduct” in the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders (the “2011 Proxy Statement”), and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item regarding compensation of the Registrant’s directors and executive officers is set forth under the captions “Executive Compensation,” “Executive Compensation — Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item regarding beneficial ownership of the Registrant’s Common Stock by certain beneficial owners and management of Registrant, as well as equity compensation plans, is set forth under the captions “Security Ownership” and “Equity Compensation Plan Information” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item regarding certain relationships and related transactions with management and director independence is set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance — Independence of Directors” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item regarding principal accounting fees and services is set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm — Fees of PricewaterhouseCoopers LLP Incurred by Atmel” in the 2011 Proxy Statement and is incorporated herein by reference.

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

March 1, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on March 1, 2011 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ Steven Laub Steven Laub	President, Chief Executive Officer and Director (principal executive officer)

/s/ Stephen Cumming Stephen Cumming	Vice President Finance and Chief Financial Officer (principal financial officer)

/s/ David McCaman David McCaman	Vice President Finance and Chief Accounting Officer (principal accounting officer)

/s/ Tsung-Ching Wu Tsung-Ching Wu	Director

/s/ Dr. Edward Ross Dr. Edward Ross	Director

/s/ David Sugishita David Sugishita	Director

/s/ Papken Der Torossian Papken Der Torossian	Director

/s/ Jack L. Saltich Jack L. Saltich	Director

/s/ Charles Carinalli Charles Carinalli	Director

EXHIBIT INDEX

2.1		Stock Purchase Agreement between Atmel Rousset S.A.S. and LFoundry GmbH (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Commission File No. 0-19032).
2	.2*	Share and Asset Purchase and Sale Agreement by and among Inside Contactless S.A., Atmel Corporation and solely for purposes of Section 2.2, Atmel Rousset S.A.S. (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 0-19032).
3.1		Restated Certificate of Incorporation of Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on February 8, 2010).
3.2		Amended and Restated Bylaws of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 14, 2009).
3.3		Certificate of Elimination of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on February 8, 2010).
10	.1+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-19032).
10	.2+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032).
10	.3+	1991 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 0-19032).
10	.4+	Atmel Corporation 2010 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 25, 2010).
10	.5+	2005 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on May 27, 2009).
10	.6+	2005 Stock Plan forms of option agreement (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032).
10	.7+	2005 Stock Plan forms of restricted stock unit agreement (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032).
10	.8+	2005 Stock Plan forms of performance restricted stock unit agreement (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032).
10	.9+	Description of Amendment of Certain Option Agreements (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 12, 2007).
10	.10+	Description of Amendment of Certain Option Agreements (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 15, 2008).
10	.11+	Stock Option Fixed Exercise Date Forms (which are incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on January 8, 2007 and Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 15, 2008).

10	.12+	Amendment and Restatement of Employment Agreement, effective as of May 31, 2009 and dated as of June 3, 2009, between Registrant and Steven Laub (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032).
10	.13+	Offer Letter, dated June 16, 2008, between Registrant and Stephen Cumming (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 0-19032).
10	.14+	Change of Control and Severance Plan (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032).
10	.15+	Description of Fiscal 2010 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on April 28, 2010).
10.16		Facility Agreement, dated as of March 15, 2006, by and among the Registrant, Atmel Sarl, Atmel Switzerland Sarl, the financial institutions listed therein, and Bank of America, N.A., as facility agent and security agent (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 21, 2006).
10.17		Facility Agreement Amendment and Waiver, dated November 6, 2009, by and among Atmel SARL, Atmel Corporation, Atmel Switzerland Sarl and Bank of America, N.A. (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 0-19032)
10.18		Facility Agreement Waiver, dated June 24, 2010, by and among Atmel SARL, Atmel Corporation, Atmel Switzerland Sarl and Bank of America, N.A. (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended September 30, 2010, Commission File No. 0-19032)
10.19		Facility Agreement Waiver, dated August 3, 2010, by and among Atmel SARL, Atmel Corporation, Atmel Switzerland Sarl and Bank of America, N.A. (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-K for the quarter ended September 30, 2010, Commission File No. 0-19032)
10	.20*	Share Purchase Agreement, dated February 6, 2008, by and among Atmel Corporation, Atmel UK Holdings Limited, QRG Limited and Mr. Harald Phillip (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, Commission File No. 0-19032).
21.1		Subsidiaries of Registrant.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature pages hereof).
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS†	XBRL Instance Document
101	.SCH†	XBRL Taxonomy Extension Schema
101	.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101	.DEF†	XBRL Taxonomy Definition Linkbase
101	.LAB†	XBRL Taxonomy Extension Label Linkbase
101	.PRE†	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Commission.

+	Indicates management compensatory plan, contract or arrangement.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.