Form 10-Q
period 2011-03-31
ATMEL CORP
filed 2011-05-10
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2011
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

(408) 441-0311
(Registrant's telephone number)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        On April 30, 2011, the Registrant had 457,491,384 outstanding shares of Common Stock.

 ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2011

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands, except per share data)
Net revenues	$461,427	$348,549
Operating expenses
Cost of revenues	226,042	214,775
Research and development	62,383	58,309
Selling, general and administrative	70,786	61,481
Acquisition-related charges (credits)	1,031	(1,901)
Restructuring charges	21,210	969
Gain on sale of assets	(1,882)	-

Total operating expenses	379,570	333,633

Income from operations	81,857	14,916
Interest and other income, net	2,491	4,342

Income before income taxes	84,348	19,258
Provision for income taxes	(9,795)	(2,643)

Net income	$74,553	$16,615

Basic net income per share:
Net income	$0.16	$0.04

Weighted-average shares used in basic net income per share calculations	456,489	456,797

Diluted net income per share:
Net income	$0.16	$0.04

Weighted-average shares used in diluted net income per share calculations	470,022	462,384

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS	(in thousands, except par value)
Current assets
Cash and cash equivalents	$480,759	$501,455
Short-term investments	15,976	19,574
Accounts receivable, net of allowances for doubtful accounts of $11,892 and $11,847, respectively	225,269	231,876
Inventories	318,528	276,650
Prepaids and other current assets	118,032	123,620

Total current assets	1,158,564	1,153,175
Fixed assets, net	264,018	260,124
Goodwill	57,051	54,676
Intangible assets, net	15,955	17,603
Other assets	176,541	164,464

Total assets	$1,672,129	$1,650,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	146,335	160,011
Accrued and other liabilities	245,870	217,985
Deferred income on shipments to distributors	56,901	66,708

Total current liabilities	449,106	444,704
Long-term debt and capital lease obligations, less current portion	4,400	3,976
Other long-term liabilities	143,900	148,306

Total liabilities	597,406	596,986

Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	-	-
Common stock; par value $0.001; Authorized: 1,600,000 shares;
Shares issued and outstanding: 454,921 at March 31, 2011 and 456,788 at December 31, 2010	455	457
Additional paid-in capital	1,220,139	1,273,853
Accumulated other comprehensive income	17,159	16,329
Accumulated deficit	(163,030)	(237,583)

Total stockholders' equity	1,074,723	1,053,056

Total liabilities and stockholders' equity	$1,672,129	$1,650,042

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Cash flows from operating activities
Net income	$74,553	$16,615
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,744	15,390
Gain on sale of business and assets	(1,882)	(262)
Other non-cash gains, net	(4,510)	(5,079)
Allowance for (recovery of) doubtful accounts receivable	45	(16)
Accretion of interest on long-term debt	183	159
Stock-based compensation expense	18,889	6,907
Excess tax benefit on stock-based compensation	(3,293)	-
Changes in operating assets and liabilities
Accounts receivable	6,546	10,396
Inventories	(42,256)	7,051
Current and other assets	(4,890)	(762)
Trade accounts payable	7,779	11,042
Accrued and other liabilities	13,012	15,839
Deferred income on shipments to distributors	(9,807)	(6,874)

Net cash provided by operating activities	74,113	70,406

Cash flows from investing activities
Acquisitions of fixed assets	(30,851)	(16,606)
Proceeds from the sale of business, net of cash	1,597	-
Proceeds from the sale of fixed assets	-	652
Acquisition of business	(819)	-
Acquisitions of intangible assets	(1,000)	(1,000)
Purchases of marketable securities	-	(4,054)
Sales or maturities of marketable securities	3,742	4,748

Net cash used in investing activities	(27,331)	(16,260)

Cash flows from financing activities
Principal payments on debt	(79)	(10,492)
Proceeds from issuance of common stock	14,951	4,397
Repurchase of common stock	(85,231)	-
Tax payments related to shares withheld for vested restricted stock units	(5,919)	(796)
Excess tax benefit on stock-based compensation	3,293	-

Net cash used in financing activities	(72,985)	(6,891)

Effect of exchange rate changes on cash and cash equivalents	5,507	(1,239)

Net (decrease) increase in cash and cash equivalents	(20,696)	46,016

Cash and cash equivalents at beginning of the period	501,455	437,509

Cash and cash equivalents at end of the period	$480,759	$483,525

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, employee data, and where otherwise indicated)
(Unaudited)

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (the "Company" or "Atmel") and its subsidiaries as of March 31, 2011 and the results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010. All intercompany balances have been eliminated. Because all of the disclosures required by U.S. generally accepted accounting principles are not included, as permitted by the rules of the Securities and Exchange Commission (the "SEC"), these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 year-end condensed balance sheet data was derived from the Company's audited consolidated financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and does not include all of the disclosures required by U.S. generally accepted accounting principles. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, or for the entire year.

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include provisions for excess and obsolete inventory, sales return reserves, stock-based compensation expense, allowances for doubtful accounts receivable, warranty reserves, estimates for useful lives associated with long-lived assets, recoverability of goodwill and intangible assets, restructuring charges, accrued liabilities and income taxes and income tax valuation allowances. Actual results could differ materially from those estimates.

Inventories

        Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis for raw materials and purchased parts; and an average-cost basis for work in progress and finished goods) or market. Market is based on estimated net realizable value. The Company establishes provisions for lower of cost or market and excess and obsolescence write-downs. The determination of obsolete or excess inventory requires an estimation of the future demand for the Company's products and these reserves are recorded when the inventory on hand exceeds management's estimate of future demand for each product. Once the inventory is written down, a new cost basis is established and these inventory reserves are not released until the related inventory has been sold or scrapped.

        Inventories are comprised of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Raw materials and purchased parts	$24,553	$12,689
Work-in-progress	125,711	158,599
Finished goods	168,264	105,362

	$318,528	$276,650

Recent Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board ("FASB") amended revenue recognition guidance on multiple-deliverable arrangements to address how to separate deliverables and how to measure and allocate arrangement consideration. The new guidance requires the use of management's best estimate of selling price for the deliverables in an arrangement when a vendor does not have specific objective evidence of selling price or third party evidence of selling price. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. This guidance also expands the disclosure requirements to include both quantitative and qualitative information. This guidance is effective for the Company beginning January 1, 2011 and did not have an impact on the Company's results of operations or financial position.

        In October 2009, the FASB issued guidance to clarify that tangible products containing software components and non-software components that function together to deliver a product's essential functionality will be considered non-software deliverables and will be scoped out of the software revenue recognition guidance. This guidance is effective for the Company beginning January 1, 2011 and did not have an impact on the Company's results of operations or financial position.

Note 2 INVESTMENTS

        Investments at March 31, 2011 and December 31, 2010 are primarily comprised of corporate equity securities, U.S. and foreign corporate debt securities and auction-rate securities.

        All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders' equity on the Company's condensed consolidated balance sheets as a component of accumulated other comprehensive income. Gross realized gains or losses are recorded based on the specific identification method. For the three months ended March 31, 2011 and 2010, the Company's gross realized gains or losses on short-term investments from the sale of short-term investments, included in interest and other income, net, were not material. The Company's investments are further detailed in the table below:

	March 31, 2011		December 31, 2010
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
	(in thousands)
Corporate equity securities	$87	$173	$87	$158
Auction-rate securities	2,220	2,251	2,220	2,251
Corporate debt securities and other obligations	15,922	15,803	19,686	19,416

	$18,229	$18,227	$21,993	$21,825

Unrealized gains	145		126
Unrealized losses	(147)		(294)

Net unrealized losses	(2)		(168)

Fair value	$18,227		$21,825

Amount included in short-term investments		$15,976		$19,574
Amount included in other assets		2,251		2,251

		$18,227		$21,825

        For the three months ended March 31, 2011, auctions for auction-rate securities held by the Company have continued to fail and as a result these securities continued to be illiquid. The Company concluded that $2,220 (adjusted cost) of these securities are unlikely to be liquidated within the next twelve months and classified these securities as long-term investments, which are included in other assets on the condensed consolidated balance sheets.

        Contractual maturities (at adjusted cost) of available-for-sale debt securities as of March 31, 2011, were as follows:

(in thousands)
Due within one year	$12,822
Due in 1-5 years	3,100
Due in 5-10 years	-
Due after 10 years	2,220

Total	$18,142

        Atmel has classified all investments with maturity dates of 90 days or more as short-term as it has the ability and intent to redeem them within the year, with the exception of the Company's remaining auction-rate securities, which have been classified as long-term investments and included in other assets on the condensed consolidated balance sheets.

Note 3 FAIR VALUE OF ASSETS AND LIABILITIES

        The Company applies the accounting standard that defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price)." The standard establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. This accounting standard, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

        The table below presents the balances of investments measured at fair value on a recurring basis at March 31, 2011:

	March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
Cash
Money market funds	$5,205	$5,205	$-	$-
Short-term investments
Corporate equity securities	173	173	-	-
Corporate debt securities, including U.S. government-backed securities	15,803	-	15,803	-
Other assets
Auction-rate securities	2,251	-	-	2,251
Deferred compensation plan assets	4,643	4,643	-	-

Total	$28,075	$10,021	$15,803	$2,251

        The table below presents the balances of investments measured at fair value on a recurring basis at December 31, 2010:

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
Cash
Money market funds	$-	$-	$-	$-
Short-term investments
Corporate equity securities	158	158	-	-
Corporate debt securities, including U.S. government-backed securities	19,416	-	19,416	-
Other assets				-
Auction-rate securities	2,251	-	-	2,251
Deferred compensation plan assets	3,783	3,783	-	-

Total	$25,608	$3,941	$19,416	$2,251

        The Company's investments, with the exception of auction-rate securities, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include corporate debt securities and other obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

        Auction-rate securities are classified within Level 3 as significant assumptions that are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of total assets as of March 31, 2011 and December 31, 2010.

        A summary of the changes in Level 3 assets measured at fair value on a recurring basis is as follows:

	Balance at January 1, 2011	Total Unrealized Gains	Sales and Other Settlements	Balance at March 31, 2011
	(in thousands)
Auction-rate securities	$2,251	$-	$-	2,251

Total	$2,251	$-	$-	$2,251

	Balance at January 1, 2010	Total Unrealized Gains	Sales and Other Settlements	Balance at December 31, 2010
	(in thousands)
Auction-rate securities	$5,392	$9	$(3,150)	2,251

Total	$5,392	$9	$(3,150)	$2,251

Note 4 INTANGIBLE ASSETS, NET

        Intangible assets, net, consisted of technology licenses and acquisition-related intangible assets as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Core/licensed technology	$21,696	$17,564
Accumulated amortization	(13,551)	(8,908)

Total technology licenses	8,145	8,656

Acquisition-related intangible assets	20,375	21,180
Accumulated amortization	(12,565)	(12,233)

Total acquisition-related intangible assets	7,810	8,947

Total intangible assets, net	$15,955	$17,603

        Amortization expense for technology licenses for the three months ended March 31, 2011 and 2010 totaled $878 and $1,426, respectively. Amortization expense for acquisition-related intangible assets totaled $1,136 and $1,059 for the three months ended March 31, 2011 and 2010, respectively.

        The following table presents the estimated future amortization of the technology licenses and acquisition-related intangible assets:

Years Ending December 31:	Technology Licenses	Acquisition-Related Intangible Assets	Total
	(in thousands)
2011 (April 1 through December 31)	$3,001	$3,056	$6,057
2012	3,513	4,075	7,588
2013	1,097	679	1,776
2014	292	-	292
2015	242	-	242

Total future amortization	$8,145	$7,810	$15,955

Note 5 BORROWING ARRANGEMENTS

        Information with respect to the Company's debt and capital lease obligations as of March 31, 2011 and December 31, 2010 is shown in the following table:

	March 31, 2011	December 31, 2010
	(in thousands)
Various interest-bearing notes and term loans	$4,390	$3,967
Capital lease obligations	12	90

Total	4,402	4,057
Less: current portion of long-term debt and capital lease obligations	(2)	(81)

Long-term debt and capital lease obligations due after one year	$4,400	$3,976

        Maturities of long-term debt and capital lease obligations are as follows:

Years Ending December 31:
(in thousands)
2011 (April 1 through December 31)	$12
2012	-
2013	-
2014	-
2015	4,390
Thereafter	-

4,402
Less: amount representing interest	-

Total	$4,402

Note 6 STOCKHOLDERS' EQUITY

  Share Based Compensation Plans

        The 2005 Stock Plan was approved by stockholders on May 11, 2005. As of March 31, 2011, 114,000 shares were authorized for issuance under the 2005 Stock Plan, and 10,597 shares of common stock remained available for grant. Under Atmel's 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

        Activity under Atmel's 2005 Stock Plan is set forth below:

		Outstanding Options
				Weighted- Average Exercise Price per Share
	Available for Grant	Number of Options	Exercise Price per Share
	(in thousands, except per share data)
Balances, December 31, 2010	11,463	12,660	$1.68-$14.94	$4.35
Restricted stock units issued	(642)	-	-	-
Adjustment for restricted stock units issued	(501)	-	-	-
Performance-based restricted stock units issued	(9)	-	-	-
Adjustment for performance-based restricted stock units issued	(7)	-	-	-
Restricted stock units cancelled	152	-	-	-
Adjustment for restricted stock units cancelled	119	-	-	-
Options cancelled/expired/forfeited	22	(22)	$3.59-$14.94	6.68
Options exercised	-	(2,467)	$1.68-$13.77	4.61

Balances, March 31, 2011	10,597	10,171	$1.68-$13.77	$4.28

        Restricted stock units are granted from the pool of options available for grant. On May 14, 2008, the Company's stockholders approved an amendment to the 2005 Stock Plan whereby every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), and stock purchase rights issued on or after May 14, 2008 will be counted against the numerical limit for options available for grant as 1.78 shares in the table above. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements are cancelled, forfeited or repurchased by the Company and would otherwise return to the 2005 Stock Plan, 1.78 times the number of shares will return to the plan and will again become available for issuance. The Company issued 35,801 restricted stock units from May 14, 2008 to March 31, 2011 (net of cancellations), resulting in a reduction of 63,725 shares available for grant under the 2005 Stock Plan.

        On April 6, 2011, the Company filed its definitive proxy statement for its 2011 annual meeting. The Board of Directors has requested that the Company's stockholders, at the Company's annual meeting to be held on May 18, 2011, approve an amendment and restatement of the 2005 Plan that would, among other things, add an additional 19,000 shares of common stock to the 2005 Plan.

  Restricted Stock Units

        Activity related to restricted stock units is set forth below:

	Number of Units	Weighted-Average Fair Value Per Share
	(in thousands, except per share data)
Balance, December 31, 2010	29,250	$5.56
Restricted stock units issued	642	15.16
Performance-based restricted stock units issued	9	11.86
Restricted stock units vested	(924)	15.92
Restricted stock units cancelled	(141)	5.11
Performance-based restricted stock units cancelled	(11)	4.95

Balance, March 31, 2011	28,825	$5.45

        For the quarter ended March 31, 2011, 924 restricted stock units vested, including 338 units withheld for taxes. These vested restricted stock units had a weighted-average fair value of $15.92 per share on the vesting dates for the quarter ended March 31, 2011. As of March 31, 2011, total unearned stock-based compensation related to nonvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $119,003, excluding forfeitures, and is expected to be recognized over a weighted-average period of 3.11 years.

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

        Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. Upon vesting of restricted stock units, shares withheld by the Company to pay taxes are retired.

  Performance-Based Restricted Stock Units

        In 2008, the Company issued performance-based restricted stock units to eligible employees, allowing for a maximum of 9,914 shares of the Company's common stock to be issued, under the Company's 2005 Stock Plan. These restricted stock units vest only if the Company achieves all, or a portion of, quarterly operating margin performance criteria over a performance period from July 1, 2008 to December 31, 2012. In the second quarter of 2009, the performance period was extended by one additional year to December 31, 2012, which was considered a modification to the performance-based restricted stock units. For the three months ended March 31, 2011 and 2010, the Company cancelled performance-based restricted stock units for up to 11 shares and 313 shares of the Company's common stock. At March 31, 2011, the performance-based restricted stock units remaining were 8,485. The Company recorded total stock-based compensation expense related to performance-based restricted stock units of $6,511 and $881 for the quarters ended March 31, 2011 and 2010, respectively, and $34,094 cumulatively to date over the performance period. The Company achieved the performance criteria as of March 31, 2011, and included shares in fully diluted share count.

  Stock Option Awards

        No stock options were granted during the three months ended March 31, 2011.

  Employee Stock Purchase Plan

        Under the 1991 Employee Stock Purchase Plan ("1991 ESPP"), qualified employees are entitled to purchase shares of Atmel's common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the six-month offering period or at 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee's eligible compensation. There were 835 and 1,048 shares purchased under the 1991 ESPP for the three months ended March 31, 2011 and 2010 at an average price per share of $4.85 and $3.28, respectively. The remaining 1,888 shares available under the 1991 plan were expired in the three months ended March 31, 2011. During the 2010 Annual Stockholder's Meeting, the Company's stockholders approved a new 2010 Employee Stock Purchase Plan ("2010 ESPP") and authorized 25,000 shares for issuance under the 2010 ESPP. The 2010 ESPP became effective for the current offering period. The 1991 ESPP and the 2010 ESPP are collectively referred to as the "Company ESPPs".

        The fair value of each purchase under the Company's ESPPs is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. The following assumptions were utilized to determine the fair value of the Company ESPPs shares:

	Three Months Ended
	March 31, 2011	March 31, 2010
Risk-free interest rate	0.17%	0.18%
Expected life (years)	0.50	0.50
Expected volatility	41%	41%
Expected dividend yield	-	-

        The weighted-average fair value of the rights to purchase shares under the Company ESPPs for offering periods started for the three months ended March 31, 2011 and 2010 was $3.16 and $0.77, respectively. Cash proceeds for the issuance of shares under the 1991 ESPP was $4,054 and $3,437 for the three months ended March 31, 2011 and 2010, respectively.

        The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units, performance-based restricted stock units and employee stock purchases for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Cost of revenues	$2,293	$1,677
Research and development	5,982	3,284
Selling, general and administrative	10,614	5,011

Total stock-based compensation expense, before income taxes	18,889	9,972
Tax benefit	(2,644)	-

Total stock-based compensation expense, net of income taxes	$16,245	$9,972

        The table above excludes stock-based compensation (credit) of $(3,065) related to pre-existing forfeitures for the three months ended March 31, 2010, which are classified within acquisition-related charges (credits) in the condensed consolidated statements of operations.

        There was no significant non-employee stock-based compensation expense for the three months ended March 31, 2011 and 2010.

        As of March 31, 2011, total unearned compensation expense related to nonvested stock options was approximately $9,188, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.06 years.

  Common Stock Repurchase Program

        In August 2010, Atmel's Board of Directors announced a $200,000 stock repurchase program. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company's cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities.

        During the three months ended March 31, 2011, Atmel repurchased 5,700 shares of its common stock on the open market at an average repurchase price of $14.93 per share, excluding commission, and subsequently retired those shares. Common stock and additional paid-in capital were reduced by $85,117, excluding commission, for the three months ended March 31, 2011, as a result of the stock repurchases. As of March 31, 2011, $25,901 remained available for repurchase under this program.

Note 7 ACCUMULATED OTHER COMPREHENSIVE INCOME

        Comprehensive income (loss) is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income (loss) for the Company arises from foreign currency translation adjustments, actuarial gains related to defined benefit pension plans and net unrealized losses on investments. The components of accumulated other comprehensive income at March 31, 2011 and December 31, 2010, net of tax, are as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Foreign currency translation adjustments	$14,708	$14,588
Actuarial gains related to defined benefit pension plans	2,453	1,909
Net unrealized losses on investments	(2)	(168)

Total accumulated other comprehensive income	$17,159	$16,329

        The components of comprehensive income (loss) in the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Net income	$74,553	$16,615

Other comprehensive income (loss):
Foreign currency translation adjustments	120	(17,435)
Actuarial gain (loss) related to defined benefit pension plans	544	(873)
Unrealized gains on investments	166	63

Other comprehensive income (loss)	830	(18,245)

Total comprehensive income (loss)	$75,383	$(1,630)

 Note 8 COMMITMENTS AND CONTINGENCIES

  Commitments

  Indemnification

        As is customary in the Company's industry, the Company's standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company's products. From time to time, the Company will indemnify customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of the Company's products and services, usually up to a specified maximum amount. In addition, as permitted under state laws in the United States, the Company has entered into indemnification agreements with its officers and directors and certain employees, and the Company's bylaws permit the indemnification of the Company's agents. In the Company's experience, the estimated fair value of the Company's indemnification liability is not material.

  Purchase Commitments

        At March 31, 2011, the Company had certain commitments which were not included on the condensed consolidated balance sheet at that date. These include outstanding capital purchase commitments of $22,897, wafer purchase commitments of approximately $31,531 under the Company's supply agreement with Tejas Silicon Holding Limited ("TSI") and wafer purchase commitments of approximately $328,166 under the Company's supply agreement with LFoundry.

  Contingencies

  Legal Proceedings

        The Company is party to various legal proceedings. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur in any of the legal proceedings described below, there exists the possibility of a material adverse effect on the Company's results of operations, cash flows and financial position. The estimate of the potential impact on the Company's financial position or overall results of operations or cash flows for the legal proceedings described below could change in the future. The Company has accrued for those losses related to the litigation described below that it considers probable and for which the loss can be reasonably estimated in accordance with relevant accounting literature. In the event that a loss cannot be reasonably estimated, it has not accrued for such losses. As the Company monitors these matters, its determination could change and the Company may decide to establish an appropriate reserve in the future. With respect to each of the matters below, except where noted otherwise, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at March 31, 2011. Management makes a determination as to when a potential loss is probable based on relevant accounting literature. However, due to the inherent uncertainty of these matters, except as otherwise noted, management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

        Matheson Litigation. On September 28, 2007, Matheson Tri-Gas ("MTG") filed suit against the Company in Texas state court in Dallas County. Plaintiff alleges claims for: (1) breach of contract for the Company's alleged failure to pay minimum payments under a purchase requirements contract; (2) breach of contract under a product supply agreement; and (3) breach of contract for failure to execute a process gas agreement. MTG seeks unspecified damages, pre- and post-judgment interest, attorneys' fees and costs. In late November 2007, the Company filed its answer denying liability. In July 2008, the Company filed an amended answer, counterclaim and cross claim seeking among other things a declaratory judgment that a termination agreement cut off any claim by MTG for additional payments. In an Order entered on June 26, 2009, the Court granted the Company's motion for partial summary judgment dismissing MTG's breach of contract claims relating to the requirements contract and the product supply agreement. The parties dismissed the remaining claims and, on August 26, 2009, the Court entered a Summary Judgment Order and Final Judgment. MTG filed a Motion to Modify Judgment and Notice of Appeal on September 24, 2009. An oral argument before the Texas Court of Appeals occurred on March 9, 2011 and a ruling is expected in late 2011. The Company intends to vigorously defend the case. The Company has accrued for estimated potential losses, which amount is not material.

        Distributor Litigation. On June 3, 2009, the Company filed an action in Santa Clara County Superior Court against three of its now-terminated Asia-based distributors, NEL Group Ltd. ("NEL"), Nucleus Electronics (Hong Kong) Ltd. ("NEHK") and TLG Electronics Ltd. ("TLG"). The Company seeks, among other things, to recover $8,500 owed it, plus applicable interest and attorneys fees. On June 9, 2009, NEHK separately sued Atmel in Santa Clara County Superior Court, alleging that Atmel's suspension of shipments to NEHK on September 23, 2008 — one day after TLG appeared on the Department of Commerce, Bureau of Industry and Security's Entity List — breached the parties' International Distributor Agreement. NEHK also alleges that Atmel libeled it, intentionally interfered with contractual relations and/or prospective business advantage, and violated California Business and Professions Code Sections 17200 et seq. and 17500 et seq. Both matters now have been consolidated. On July 29, 2009, NEL filed a cross-complaint against Atmel that alleges claims virtually identical to those NEHK has alleged. NEL and NEHK are seeking damages of up to $50,000. Discovery in the case is ongoing and no trial date has yet been set. However, on March 28, 2011, the Court entered an order requiring that NEL (and/or certain of its subsidiaries, including NEHK) deposit $2,900 million in a court-administered account until final disposition of the litigation or a further court order. The Court ordered the funds deposited after it found this amount to be the current "gain" realized from certain restructuring transactions NEL and NEHK completed in violation of the Court's October 22, 2009 preliminary injunction prohibiting such restructuring. Despite the order, to date, no funds have been deposited with the Court. The Company intends to prosecute its claims and defend the NEHK/NEL claims vigorously. TLG did not answer, and the Court entered a default judgment of $2,697 on November 23, 2009.

        French Labor Litigation. On July 24, 2009, 56 former employees of Atmel's Nantes facility filed claims in the First Instance labour court, Nantes, France against the Company and MHS Electronics claiming that (1) the Company's sale of the Nantes facility to MHS (XbyBus SAS) in 2005 did not result in the transfer of their labor agreements to MHS, and (2) these employees should still be considered Atmel employees, with the right to claim related benefits from Atmel. Alternatively, each employee seeks damages of at least 45 Euros and court costs. A ruling is expected on June 1, 2011. These claims are similar to those filed in the First Instance labour court in October 2006 by 47 other former employees of Atmel's Nantes facility (MHS was not named a defendant in the earlier claims). On July 24, 2008, the judge hearing the earlier claims issued an oral ruling in favor of the Company, finding that there was no jurisdiction for those claims by certain "protected employees," and denying the claims as to all other employees. Forty of those earlier plaintiffs appealed, and on February 11, 2010, the Court of Appeal of Rennes, France affirmed the lower court's ruling. Plaintiffs' time to appeal has expired and the earlier litigation now is concluded.

        Azure Litigation. On December 22, 2010, Azure Networks, LLC, a non-practicing entity, and Tri-County Excelsior Foundation, a non-profit organization, sued Atmel and several other semiconductor companies for patent infringement in the United States District Court for the Eastern District of Texas. In

a First Amended Complaint filed on April 18, 2011, Plaintiffs allege that Atmel makes, uses, offers for sale, sells, and/or imports into or within the United States RF transceivers that, when integrated with certain Zigbee-compliant software that Atmel provides, allegedly induce the infringement of United States Patent Number 7,020,501 (entitled "Energy Efficient Forwarding in Ad-Hoc Wireless Networks"). The Company intends to defend vigorously this action and, on May 5, 2011, filed counterclaims seeking a declaration that the '501 patent is invalid and not infringed.

        Infineon Litigation. On April 11, 2011, Infineon Technologies A.G. and Infineon Technologies North America Corporation (collectively, "Infineon") filed a patent infringement lawsuit against Atmel in the United States District Court for the District of Delaware. Infineon alleges that Atmel is infringing 11 Infineon patents and seeks a declaration that three Atmel patents are either invalid or not infringed. Prior to the filing of the lawsuit, Atmel and Infineon were engaged in discussions to determine whether a licensing relationship between the companies was desirable, including whether Infineon required a license from Atmel for patents that Atmel believes Infineon may be infringing. During those negotiations, Atmel concluded that its products did not infringe any of the Infineon patents under discussion and/or that those patents were invalid. In its complaint, Infineon identified five additional patents that it alleges Atmel has infringed. The Company believes that these claims, too, are without merit, and intends vigorously to defend this action.

        From time to time, the Company is notified of claims that its products may infringe patents, or other intellectual property, issued to other parties. The Company periodically receives demands for indemnification from its customers with respect to intellectual property matters. The Company also periodically receives claims relating to the quality of its products, including claims for additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting their defective products, costs for product recalls or other damages. Receipt of these claims and requests occurs in the ordinary course of the Company's business, and the Company responds based on the specific circumstances of each event. The Company undertakes an accrual for losses relating to those types of claims when it considers those losses "probable" and when a reasonable estimate of loss can be determined.

  Other Contingencies

        In October 2008, officials of the European Union Commission (the "Commission") conducted an inspection at the offices of one of the Company's French subsidiaries. The Company was informed that the Commission was seeking evidence of potential violations by Atmel or its subsidiaries of the European Union's competition laws in connection with the Commission's investigation of suppliers of integrated circuits for smart cards. On September 21, 2009 and October 27, 2009, the Commission requested additional information from the Company, and the Company responded to the Commission's requests. The Company continues to cooperate with the Commission's investigation and has not received any specific findings, monetary demand or judgment through the date of filing this Quarterly Report on Form 10-Q. As a result, the Company has not recorded any provision in its financial statements related to this matter.

  Product Warranties

        The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The Company's products are generally covered by a warranty typically ranging from 90 days to two years.

The following table summarizes the activity related to the product warranty liability for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Balance at beginning of period	$4,019	$4,225
Accrual for warranties during the period, net of change in estimates	2,204	1,673
Actual costs incurred	(1,315)	(1,504)

Balance at end of period	$4,908	$4,394

        Product warranty liability is included in accrued and other liabilities on the condensed consolidated balance sheets.

  Guarantees

        During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of March 31, 2011, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements was $1,850. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.

Note 9 INCOME TAXES

        The Company estimates its annual effective tax rate at the end of each quarter. In making these estimates, the Company considers, among other things, annual pre-tax income, the geographic mix of pre-tax income and the application and interpretations of tax laws, treaties and judicial developments, in collaboration with its tax advisors, and possible outcomes of audits.

        The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands, except for percentages)
Income before income taxes	$84,348	$19,258
Provision for income taxes	9,795	2,643
Effective tax rate	11.61%	13.72%

        The Company's effective tax rate for the three months ended March 31, 2011 is lower than the statutory federal income tax rate of 35% primarily due to tax rate benefits of certain earnings from the Company's operations in jurisdictions with lower tax rates than the US. These benefits result primarily from a global restructuring implemented during the quarter ended March 31, 2011. The effective tax rate for the three months ended March 31, 2010 was lower than the statutory federal rate primarily due to the recognition of certain refundable R&D credits.

        The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company's 2000 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 2000 through 2010 tax years generally remain subject to examination by their respective tax authorities.

        Currently, the Company has tax audits in progress in various foreign jurisdictions. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. While the Company believes that the resolution of these audits will not have a material adverse impact on the Company's results of operations, the outcome is subject to uncertainty.

        It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the conclusion of ongoing tax audits in various jurisdictions around the world. While it is reasonably possible that these events may occur within the next 12 months, the Company is not able to accurately estimate the range of the change in the unrecognized tax benefits that may occur. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

        At March 31, 2011 and December 31, 2010, the Company had $66,407 and $63,593 of unrecognized tax benefits, respectively.

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

        Retirement plans consist of two types of plans. The first plan type covers the Company's French employees and provides for termination benefits paid to employees only at retirement, and consists of approximately one to five months of salary. The second plan type covers the Company's German employees and provides for defined benefit payouts for the employee's post-retirement life, and covers the Company's German employees.

        The aggregate net pension expense relating to the two plan types are as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Service costs	$318	$424
Interest costs	325	376
Amortization of actuarial losses	54	1
Settlement and other related gain	(726)	-

Net pension (credits) expenses	$(29)	$801

        Settlement and other related gain of $726 for the three months ended March 31, 2011 related to restructuring activity in the Company's Rousset, France operations initiated in the second quarter of 2010.

        The Company's net pension cost for 2011 is expected to be approximately $2,591. Cash funding for benefits paid was $33 for the three months ended March 31, 2011. Cash funding for benefits to be paid for 2011 is expected to be approximately $417.

Note 11 OPERATING AND GEOGRAPHICAL SEGMENTS

        The Company designs, develops, manufactures and sells semiconductor integrated circuit products. The Company's segments represent management's view of the Company's businesses and how it allocates Company resources and measures performance of its major components. Each segment consists of product families with similar requirements for design, development and marketing. Each segment requires different design, development and marketing resources to produce and sell products. Atmel's four reportable segments are as follows:

  •
  Microcontrollers.    This segment includes Atmel's capacitive touch products, including maXTouch and QTouch, AVR 8-bit and 32-bit products, ARM-based products, and Atmel's 8051 8-bit products.

  •
  Nonvolatile Memories.    This segment includes serial interface electrically erasable programmable read-only memory ("SEEPROM"), serial and parallel interface Flash memory, and electrically erasable programmable read-only memory ("EEPROM") and erasable programmable ready-only memory ("EPROM") devices. This segment also includes products with military and aerospace applications.

  •
  Radio Frequency ("RF") and Automotive.    This segment includes automotive electronics, wireless and wired devices for industrial, consumer and automotive applications and foundry services for radio frequency products designed for mobile telecommunications markets.

  •
  Application Specific Integrated Circuit ("ASIC").    This segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of specific applications, including products that provide hardware security for embedded digital systems, products with military and aerospace applications and ASSPs for space applications, power management and secure crypto memory products.

        The Company evaluates segment performance based on revenues and income from operations excluding acquisition-related charges, restructuring charges and gain on sale of assets. Interest and other income, net, foreign exchange gains and losses and income taxes are not measured by operating segment. Because the Company's segments reflect the manner in which management reviews its business, they necessarily involve subjective judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect products, technologies or applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in management reassessing specific segments and the elements included within each of those segments. Recent events may affect the manner in which the Company presents segments in the future.

        Segments are defined by the products they design and sell. They do not make sales to each other. The Company's net revenues and segment income (loss) from operations for each reportable segment for the three months ended March 31, 2011 and 2010 are as follows:

  Information about Reportable Segments

	Micro- Controllers	Nonvolatile Memories	RF and Automotive	ASIC	Total
	(in thousands)
Quarter ended March 31, 2011
Net revenues from external customers	$293,826	$63,372	$50,853	$53,376	$461,427
Segment income from operations	73,807	13,617	5,410	9,382	102,216
Quarter ended March 31, 2010
Net revenues from external customers	$150,907	$77,500	$46,473	$73,669	$348,549
Segment income (loss) from operations	11,359	4,289	(644)	(1,020)	13,984

        The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment's performance.

  Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Total segment income from operations	$102,216	$13,984
Unallocated amounts:
Acquisition-related (charges) credits	(1,031)	1,901
Restructuring charges	(21,210)	(969)
Gain on sale of assets	1,882	-

Consolidated income from operations	$81,857	$14,916

        Geographic sources of revenues were as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
United States	$69,527	$62,021
Germany	60,230	48,755
France	8,995	16,446
Japan	14,856	9,166
China, including Hong Kong	127,142	101,246
Singapore	11,160	9,498
Taiwan	41,659	21,360
South Korea	51,215	14,632
Rest of Asia-Pacific	20,796	14,105
Rest of Europe	50,540	45,462
Rest of the World	5,307	5,858

Total net revenues	$461,427	$348,549

        Net revenues are attributed to countries based on the locations to where the Company ships.

        No single customer accounted for more than 10% of net revenues in any of the three months ended March 31, 2011 and 2010. Two distributors accounted for approximately 10% and 15% of accounts receivable at March 31, 2011. Two distributors accounted for approximately 14% and 12% of accounts receivable at December 31, 2010.

        Locations of long-lived assets as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
United States	$102,945	$106,052
Germany	18,007	18,963
France	28,322	30,674
Philippines	64,671	65,049
Asia-Pacific	61,511	47,524
Rest of Europe	8,803	13,513

Total	$284,259	$281,775

        Excluded from the table above are auction-rate securities of $2,251 as of both March 31, 2011 and December 31, 2010, respectively, which are included in other assets on the condensed consolidated balance sheets. Also excluded from the table above as of March 31, 2011 and December 31, 2010 are goodwill of $57,051 and $54,676, respectively, intangible assets, net of $15,955 and $17,603, respectively and deferred income tax assets of $154,049 and $140,562, respectively.

Note 12 GAIN ON SALE OF ASSETS

        On February 15, 2011, the Company sold its legacy "DREAM" business, including its French subsidiary, Digital Research in Electronics, Acoustics and Music SAS (DREAM), which sold custom-designed ASIC chips for karaoke and other entertainment machines, for 1,700 Euros. The Company recorded a gain of $1,882, which is reflected in gain on sale of assets in the condensed consolidated statements of operations.

Note 13 RESTRUCTURING CHARGES

        The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three months ended March 31, 2011 and 2010.

	January 1, 2011 Accrual	Charges	Payments	Currency Translation Adjustment	March 31, 2011 Accrual

	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$-	$-	$-	$1,592	(2)
Second quarter of 2008
Employee termination costs	3	-	-	-	3
Third quarter of 2008
Employee termination costs	460	-	-	16	476
First quarter of 2009
Other restructuring charges	136	-	(45)	-	91
Second quarter of 2010
Employee termination costs	1,286	21,210	(1,972)	735	21,259

Total 2011 activity	$3,477	$21,210	$(2,017)	$751	$23,421	(1)

(1)
Accrued restructuring charges are classified within accrued and other liabilities on the condensed consolidated balance sheets and are expected to be paid prior to March 31, 2012.

(2)
Relates to a contractual obligation, which is currently subject to litigation.

	January 1, 2010 Accrual	Charges	Payments	Currency Translation Adjustment	March 31, 2010 Accrual

	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$-	$-	$-	$1,592
Second quarter of 2008
Employee termination costs	4	-	-	(1)	3
Third quarter of 2008
Employee termination costs	557	-	-	(37)	520
First quarter of 2009
Employee termination costs	-	969	(398)	-	571
Other restructuring charges	318	-	(46)	-	272

Total 2010 activity	$2,471	$969	$(444)	$(38)	$2,958

  2011 Restructuring Charges

        In the three months ended March 31, 2011, the Company began implementing cost reduction activities, primarily targeting research and development labor costs. The Company incurred restructuring charges of $21,210 related to severance costs resulting from involuntary termination of 89 employees at the Company's Rousset, France subsidiary. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.

  2010 Restructuring Charges

        In the three months ended March 31, 2010, the Company incurred restructuring charges of $969 related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.

Note 14 NET INCOME PER SHARE

        Basic net income per share is calculated by using the weighted-average number of common shares outstanding during that period. Diluted net income per share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, upon vesting of restricted stock units, contingent issuable shares for all periods and accrued issuance of shares under employee stock purchase plan. No dilutive potential common shares were included in the computation of any diluted per share amount when a loss from continuing operations was reported by the Company. Income from operations is the "control number" in determining whether potential common shares are dilutive or anti-dilutive.

        A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands, except per share data)
Net income	$74,553	$16,615

Weighted-average shares — basic	456,489	456,797
Incremental shares and share equivalents	13,533	5,587

Weighted-average shares — diluted	470,022	462,384

Net income per share:
Basic
Net income per share — basic	$0.16	$0.04

Diluted
Net income per share — diluted	$0.16	$0.04

        The following table summarizes securities which were not included in the "Weighted-average shares — diluted" used for calculation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Employee stock options and restricted stock units outstanding	1,072	36,650

Note 15 INTEREST AND OTHER INCOME, NET

        Interest and other income, net, are summarized in the following table:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Interest and other income	$390	$507
Interest expense	(1,701)	(1,248)
Foreign exchange transaction gains	3,802	5,083

Total	$2,491	$4,342

Note 16 SUBSEQUENT EVENT

        On May 2, 2011, Atmel's Board of Directors authorized an additional $300,000 for its existing stock repurchase program. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company's cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010. Atmel's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, through the "Investors" section of www.atmel.com. We make them available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains a website located at www.sec.gov that contains Atmel's SEC filings.

        You should read the following discussion in conjunction with our Condensed Consolidated Financial Statements and the related "Notes to Condensed Consolidated Financial Statements", and "Financial Statements and Supplementary Data" included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2011, the expansion of the market for microcontrollers, revenues for our maXTouch products, our gross margins, anticipated revenues by geographic area, operating expenses and capital expenditures, cash flow and liquidity measures, factory utilization, new product introductions, access to independent foundry capacity and the quality issues associated with the use of third party foundries, the effects of our strategic transactions and restructuring efforts, estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters, the outcome of litigation (and the expenses involved) in which we are involved, the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Part II. Item 1A — Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q. Generally, the words "may," "will," "could," "should," "would," "anticipate," "expect," "intend," "believe," "seek," "estimate," "plan," "view," "continue," the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Quarterly Report on Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. Atmel undertakes no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

 OVERVIEW

        We are one of the world's leading designers, developers and suppliers of microcontrollers. We offer an extensive portfolio of capacitive touch products that integrate our microcontrollers with fundamental touch-focused intellectual property, or IP, we have developed. We also design and sell products that are complementary to our microcontroller business, including nonvolatile memory and Flash memory products, radio frequency and mixed-signal components and application specific integrated circuits. Our microcontrollers, which are self-contained computers-on-a-chip, and related products are used today in many of the world's leading smartphones, tablet devices and other consumer and industrial electronics to provide core functionality for touch sensing, security, wireless and battery management. Our semiconductors also enable applications in many other fields, such as smart-metering for utility monitoring and billing, buttons, sliders and wheels found on the touch panels of appliances, various aerospace, industrial and military products and systems, and electronic-based automotive components, like keyless ignition, access, engine control, lighting and entertainment systems, for standard and hybrid vehicles. Over the past several years, we successfully transitioned our business to a "fab-lite" model, lowering our fixed costs and capital investment requirements, and we currently own and operate just a single manufacturing facility.

        Our net revenues totaled $461 million for the three months ended March 31, 2011, an increase of 32%, or $112 million, from $349 million in net revenues for the three months ended March 31, 2010. Revenues for the first quarter of 2011 increased primarily due to strong demand for our 8-bit AVR microcontrollers, 32-bit ARM-based microcontrollers, and our maXTouch microcontrollers. Our Microcontroller segment revenues increased 95% to $294 million in the first quarter of 2011 compared to revenues of $151 million for that same segment for the three months ended March 31, 2010.

        Gross margin rose to 51.0% for the three months ended March 31, 2011, compared to 38.4% for the three months ended March 31, 2010. Gross margin in the first quarter was positively affected by significantly higher shipment levels, a more favorable mix of higher margin microcontroller products and lower manufacturing costs on a per unit basis resulting from higher production volumes along with continued cost reduction activities. The gross margin in the three months ended March 31, 2010 was unfavorably impacted by higher wafer fabrication under-utilization costs compared to the three months ended March 31, 2011.

        For the three months ended March 31, 2011 and 2010, we incurred restructuring charges of $21 million and $1 million, respectively. The restructuring charges resulted from further headcount reductions and facility closure costs related to operational re-alignment and cost reduction efforts in our French operations primarily as a result of the sale of our Rousset, France manufacturing operations in the second quarter of 2010.

        Provision from income taxes totaled $10 million and $3 million in the three months ended March 31, 2011 and 2010, respectively. The tax provision recorded for the three months ended March 31, 2011 is primarily related to increased profitability from higher revenues and improved gross margin, which resulted in additional taxable income. While the provision for income taxes increased over the prior period, the Company benefitted from earnings generated in lower tax jurisdictions than would have occurred prior to a global restructuring implemented by the Company as of January 1, 2011. Income taxes were reduced, from prior year levels, during the quarter due to tax rate benefits from certain earnings from the Company's operations in lower tax jurisdictions in part due to global restructuring implemented beginning in January 2011.

        Cash provided by operating activities was $74 million and $70 million for the three months ended March 31, 2011 and 2010, respectively. Our cash, cash equivalents and short-term investments decreased to $497 million at March 31 2011, compared to $521 million at December 31, 2010. Payments for capital expenditures totaled $31 million for the three months ended March 31, 2011, compared to $17 million for the three months ended March 31, 2010. We repurchased approximately 6 million shares of our common stock in the three months ended March 31, 2011, using approximately $85 million under our existing stock repurchase program. As of March 31, 2011, we had approximately $26 million remaining under that program for additional repurchases. On May 2, 2011 our Board of Directors authorized an additional $300 million for our existing stock repurchase program.

 RESULTS OF CONTINUING OPERATIONS

	Three Months Ended
	March 31, 2011		March 31, 2010
	(in thousands, except percentage of net revenues
Net revenues	$461,427	100.0%	$348,549	100.0%
Gross profit	235,385	51.0%	133,774	38.4%
Research and development	62,383	13.5%	58,309	16.7%
Selling, general and administrative	70,786	15.3%	61,481	17.6%
Acquisition-related charges (credits)	1,031	0.2%	(1,901)	-0.5%
Restructuring charges	21,210	4.6%	969	0.3%
Gain on sale of assets	(1,882)	-0.4%	-	0.0%

Income from operations	$81,857	17.7%	$14,916	4.3%

  Net Revenues

        Our net revenues totaled $461 million for the three months ended March 31, 2011, an increase of 32%, or $112 million, from $349 million in net revenues for the three months ended March 31, 2010. Revenues for the first quarter of 2011 increased primarily due to strong demand for our 8-bit AVR microcontrollers, 32-bit ARM-based microcontrollers, and our maXTouch microcontrollers. Our Microcontroller segment revenues increased 95% to $294 million in the first quarter of 2011 compared to revenues of $151 million for that same segment for the three months ended March 31, 2010.

        Net revenues denominated in Euros were 23% and 21% for the three months ended March 31, 2011 and 2010, respectively. Average exchange rates utilized to translate foreign currency revenues and expenses in Euros were approximately 1.34 and 1.42 Euros to the dollar for the three months ended March 31, 2011 and 2010, respectively. Our net revenues for the three months ended March 31, 2011 would have been approximately $5 million higher had the average exchange rate for the three months ended March 31, 2011 remained the same as the rate in effect for the three months ended March 31, 2010.

  Net Revenues — By Operating Segment

        Our net revenues by operating segment are summarized as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$293,826	$150,907	$142,919	95%
Nonvolatile Memory	63,372	77,500	(14,128)	-18%
RF and Automotive	50,853	46,473	4,380	9%
ASIC	53,376	73,669	(20,293)	-28%

Total net revenues	$461,427	$348,549	$112,878	32%

  Microcontroller

        Microcontroller segment net revenues increased 95% to $294 million for the three months ended March 31, 2011 from $151 million for the three months ended March 31, 2010. Revenues for the first quarter of 2011 increased primarily due to strong demand for our 8-bit AVR microcontrollers, 32-bit ARM-based microcontrollers, and our maXTouch microcontrollers Industrial applications remained our largest end market for microcontrollers, followed by smartphones and other consumer-based products.

Microcontroller net revenues represented 64% of total net revenues for the three months ended March 31, 2011.

  Nonvolatile Memory

        Nonvolatile Memory segment net revenues decreased 18% to $63 million for the three months ended March 31, 2011 from $78 million for the three months ended March 31, 2010. This decrease is primarily related to lower shipments of Serial EE memory products, which declined 34% from 2010 levels. While demand for memory products remained strong during the first quarter of 2011, shipments of memory products (primarily Serial EE family products) were unfavorably affected by limited production capacity resulting from wafer allocation to our microcontroller customers to satisfy the significant increase in demand in that segment. We expect to increase shipments for memory products during the second half of 2011 as a result of increased supply from both new and existing foundry partners.

  RF and Automotive

        RF and Automotive segment net revenues increased 9% to $51 million for the three months ended March 31, 2011 from $46 million for the three months ended March 31, 2010. This increase was primarily related to improved demand in automotive markets for the three months ended March 31, 2011. Our GPS and high voltage products increased 19% and 16%, respectively for the three months ended March 31, 2011 over the same period last year, driven by higher shipments for vehicle networking products (LIN/IVN applications). In addition, revenues increased 42% for foundry products sourced from our Colorado Springs fabrication facility, offset by a reduction of 15% in sales of our mixed signal products.

  ASIC

        ASIC segment net revenues decreased 28% to $53 million for the three months ended March 31, 2011 from $74 million for the three months ended March 31, 2010. The decrease in revenues for the ASIC segment primarily reflects the impact of the sale of the SMS business which occurred in the second half of 2010. ASIC segment net revenues were also unfavorably affected by limited production capacity, resulting from wafer allocation to support increased demand for our microcontroller customers in the three months ended March 31, 2011. Our military and aerospace business revenues which are also included within this segment, increased approximately $2 million, or 78%, compared to the same period in 2010.

  Net Revenues by Geographic Area

        Our net revenues by geographic area for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, are summarized as follows (revenues are attributed to countries based on the location to which we ship; see Note 11 of Notes to Condensed Consolidated Financial Statements for further discussion):

	Three Months Ended
	March 31, 2011	March 31, 2010	Change	% Change
	(in thousands, except for percentages)
Europe	$119,765	$110,663	$9,102	8%
Asia	266,828	170,007	96,821	57%
United States	69,527	62,021	7,506	12%
Other*	5,307	5,858	(551)	-9%

Total net revenues	$461,427	$348,549	$112,878	32%

*
Primarily includes South Africa, and Central and South America

        Net revenues outside the United States accounted for 85% and 82% of our net revenues for the three months ended March 31, 2011 and 2010, respectively. Net revenues through distribution channels totaled 58% for the three months ended March 31, 2011, compared to 55% for the three months ended March 31, 2010.

        Our net revenues in Asia increased $97 million, or 57%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase in this region for the three months ended March 31, 2011, compared to the three months ended March 31, 2010 was primarily due to higher shipments of our microcontroller products as a result of improved demand in customer end markets for smartphone and other consumer-based products. Net revenues for the Asia region were 58% of total net revenues in the three months ended March 31, 2011 compared to 49% of total net revenues in the three months ended March 31, 2010.

        Our net revenues in Europe increased $9 million, or 8%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase in this region for the three months ended March 31, 2011, compared to the three months ended March 31, 2010 was primarily a result of the improved automotive and industrial markets, partially offset by the sale of our SMS business and declining demand for our Cell Based Integrated Circuit, or CBIC, products. Net revenues for the Europe region were 26% of total net revenues in the three months ended March 31, 2011 compared to 32% of total net revenues in the three months ended March 31, 2010.

        Our net revenues in the United States region increased by $8 million, or 12%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase in this region for the current period compared to the same period last year resulted primarily from higher demand for smart metering and consumer-based products. Net revenues for the United States region were 15% of total net revenues in the three months ended March 31, 2011 compared to 18% of total net revenues in the three months ended March 31, 2010.

        We expect that Asian net revenues will continue to grow more rapidly than other regions in the future driven by the growth of the electronics industry within Asia and the continued outsourcing of production to that region by large North American and European original equipment manufacturers (OEMs).

  Revenues and Costs — Impact from Changes to Foreign Exchange Rates

        Changes in foreign exchange rates have historically had a significant effect on our net revenues and operating costs. Net revenues denominated in foreign currencies were 23% and 22% of our total net revenues for the three months ended March 31, 2011 and 2010, respectively. Costs denominated in foreign currencies were 20% and 39% of our total costs for the three months ended March 31, 2011 and 2010, respectively.

        Net revenues denominated in Euros were 23% and 21% for the three months ended March 31, 2011 and 2010, respectively. Costs denominated in Euros were 14% and 34% of our total costs for the three months ended March 31, 2011 and 2010, respectively.

        Net revenues included 79 million Euros and 53 million Euros for the three months ended March 31, 2011 and 2010, respectively. Operating expenses included 38 million Euros and 81 million Euros for the three months ended March 31, 2011 and 2010, respectively.

        Average annual exchange rates utilized to translate foreign currency revenues and expenses in Euros were approximately 1.34 and 1.42 Euros to the dollar for the three months ended March 31, 2011 and 2010, respectively.

        For the three months ended March 31, 2011, changes in foreign exchange rates had an unfavorable impact on our operating results. Our net revenues for the three months ended March 31, 2011 would have been approximately $5 million higher had the average exchange rate in the current period remained the same as the rate in effect for the three months ended March 31, 2010. In addition, in the three months ended March 31, 2011, our operating expenses would have been approximately $3 million higher (related to higher cost of revenues; research and development expenses and sales, general and administrative expenses). The net effect, had foreign currency rates remained the same in the three months ended March 31, 2011, would have resulted in an increase to income from operations of approximately $2 million.

  Cost of Revenues and Gross Margin

        Gross margin rose to 51.0% for the three months ended March 31, 2011, compared to 38.4% for the three months ended March 31, 2010. Gross margin in the first quarter was positively affected by significantly higher shipment levels, a more favorable mix of higher margin microcontroller products and lower manufacturing costs on a per unit basis resulting from higher production volumes along with continued cost reduction activities. The gross margin in the three months ended March 31, 2010 was unfavorably impacted by higher wafer fabrication under-utilization costs compared to the three months ended March 31, 2011.

        For the three months ended March 31, 2011, we manufactured approximately 49% of our products in our own wafer fabrication facilities compared to 86% in the three months ended March 31, 2010, with the decline resulting primarily from the sale of our Rousset, France fabrication facility in 2010.

        Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves, royalty expense, freight costs and stock compensation expense. Our gross margin as a percentage of net revenues fluctuates depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.

  Research and Development

        Research and development ("R&D") expenses increased 7%, or $4 million, to $62 million for the three months ended March 31, 2011 from $58 million for the three months ended March 31, 2010.

        R&D expenses increased for the three months ended March 31, 2011, primarily due to increased salaries of $2 million related to increases in product development staffing and increased stock-based compensation expense of $3 million. R&D expenses, including items described above, for the three months ended March 31, 2011, were favorably affected by approximately $1 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses for the three months ended March 31, 2010. As a percentage of net revenues, R&D expenses totaled 14% and 17% for the three months ended March 31, 2011 and 2010, respectively.

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

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expenses increased 15%, or $10 million, to $71 million for the three months ended March 31, 2011 from $61 million for the three months ended March 31, 2010.

        SG&A expenses increased in the three months ended March 31, 2011, primarily due to increased stock-based compensation expense of $6 million, higher training costs of $2 million and an increase of $1 million related to higher promotional costs. SG&A expenses, including the items described above, were favorably affected by approximately $1 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred in the three months ended March 31, 2011. As a percentage of net revenues, SG&A expenses totaled 15% and 18% of net revenues for the three months ended March 31, 2011 and 2010, respectively.

  Stock-Based Compensation

        We issue primarily restricted stock units to our employees as equity compensation. Employees may also participate in an Employee Stock Purchase Program that offers the ability to purchase stock through payroll withholdings at a discount to market price.

        Stock-based compensation cost for stock options is based in the fair value of the award at the measurement date (grant date). The compensation amount for those options is calculated using a Black-Scholes option valuation model. For restricted stock unit awards, the compensation amount is determined based upon the market price of our common stock on the grant date. Stock-based compensation for restricted stock units is recognized as expense over the applicable vesting terms for each employee receiving restricted stock units.

        The recognition as expense of the fair value of performance-related stock-based awards is determined based upon management's estimate of the probability and timing for achieving the associated performance criteria, utilizing the fair value of the common stock at on the grant date. Stock-based compensation for performance-related awards is recognized over the estimated performance period, which may vary from period to period based upon management's estimates of the timing to achieve the related performance goals. These awards vest once the performance criteria are met.

        The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchases for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Cost of revenues	$2,293	$1,677
Research and development	5,982	3,284
Selling, general and administrative	10,614	5,011

Total stock-based compensation expense, before income taxes	18,889	9,972
Tax benefit	(2,644)	-

Total stock-based compensation expense, net of income taxes	$16,245	$9,972

        The table above excludes stock-based compensation (credit) of $(3) million related to pre-existing forfeitures, for the three months ended March 31, which are classified within acquisition-related charges in our condensed consolidated statements of operations.

        We have issued performance-based restricted stock units to eligible employees, allowing for a maximum of 8.5 million shares of our common stock to be issued under our 2005 Stock Plan. These restricted stock units vest only if we achieve all, or a portion of, quarterly operating margin performance criteria over a performance period from July 1, 2008 to December 31, 2012. During the three months ended March 31, 2011 we issued performance-based restricted stock units to eligible employees for up to 0.009 million shares of our common stock. There was no issuance in the three months ended March 31, 2010.

        We recognize stock-based compensation expense for performance-based restricted stock units when management believes it is probable that we will achieve the performance criteria. The awards vest once the performance criteria are met. If our management determines that performance goals are unlikely to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. We recorded total stock-based compensation expense related to performance-based restricted stock units of $7 million and $1 million for the three months ended March 31, 2011 and 2010, respectively and $34 million cumulatively to date over the performance period. During the three months ended March 31, 2011, we cancelled performance-based restricted stock units totaling approximately 0.2 million shares of our common stock and in the three months ended March 31, 2010, we cancelled performance-based restricted stock units totaling approximately 0.3 million shares of our common stock. We achieved the performance criteria as of March 31, 2011 and included shares in fully diluted share count.

        Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.

  Segment Income (Loss)

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Microcontroller	$73,807	$11,359
Nonvolatile Memory	13,617	4,289
RF and Automotive	5,410	(644)
ASIC	9,382	(1,020)

Total operating income	$102,216	$13,984

  Microcontroller

        For the three months ended March 31, 2011, Microcontroller segment operating income was $74 million, compared to $11 million for three months ended March 31, 2010, resulting principally from significantly higher shipment levels, lower manufacturing costs on a per unit basis from higher manufacturing volumes along with a more favorable mix of higher margin products included in net revenues within this segment.

  Nonvolatile Memory

        For the three months ended March 31, 2011, Nonvolatile Memory segment operating income was $14 million, compared to $4 million for the three months ended March 31, 2010. Despite reduced revenues, operating results in this segment improved significantly compared to same period last year as a result of lower production costs related to improved factory loading.

  RF and Automotive

        For the three months ended March 31, 2011, our RF and Automotive segment operating income was $5 million, compared to an operating loss of $(1) million for the three months ended March 31, 2010, resulting primarily from increased shipments and lower manufacturing costs on a per unit basis from higher manufacturing volumes.

  ASIC

        For the three months ended March 31, 2011, our ASIC operating income was $9 million, compared to an operating loss of $(1) million for the three months ended March 31, 2010. Despite reduced revenues, operating results in this segment improved significantly compared to the same period last year as a result of improved pricing conditions and lower production costs associated with improved factory loading.

  Acquisition-Related Charges

        We recorded total acquisition-related charges (credits) of $1 million and $(2) million for the three months ended March 31, 2011 and 2010, respectively, related to our acquisition of Quantum Research Group Ltd. in 2008.

        We recorded amortization of intangible assets of $1 million in each of the three months ended March 31, 2011 and 2010, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. We estimate charges related to amortization of intangible assets will be approximately $3 million for the remainder of 2011.

        In the quarter ended March 31, 2010, we recorded a credit of $5 million related to the reversal of the expenses previously recorded for shares that were expected to be issued in March 2011 to a former executive of Quantum, contingent on continuous employment with us. We recorded the credit after these shares were forfeited as a result of a change in employment status.

        We made cash payments of $4 million to the former Quantum employee in the three months ended March 31, 2010.

  Gain on Sale of Assets

        On February 15, 2011, we sold our legacy "DREAM" business, including our French subsidiary, Digital Research in Electronics, Acoustics and Music SAS (DREAM), which sold custom-designed ASIC chips for karaoke and other entertainment machines, for 1.7 million Euros. We recorded a gain of $2 million, which is reflected in gain on sale of assets in the condensed consolidated statements of operations.

  Restructuring Charges

        The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three months ended March 31, 2011 and 2010:

	January 1, 2011 Accrual	Charges	Payments	Currency Translation Adjustment	March 31, 2011 Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$-	$-	$-	$1,592
Second quarter of 2008
Employee termination costs	3	-	-	-	3
Third quarter of 2008
Employee termination costs	460	-	-	16	476
First quarter of 2009
Other restructuring charges	136	-	(45)	-	91
Second quarter of 2010
Employee termination costs	1,286	21,210	(1,972)	735	21,259

Total 2011 activity	$3,477	$21,210	$(2,017)	$751	$23,421

	January 1, 2010 Accrual	Charges	Payments	Currency Translation Adjustment	March 31, 2010 Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$-	$-	$-	$1,592
Second quarter of 2008
Employee termination costs	4	-	-	(1)	3
Third quarter of 2008
Employee termination costs	557	-	-	(37)	520
First quarter of 2009
Employee termination costs	-	969	(398)	-	571
Other restructuring charges	318	-	(46)	-	272

Total 2010 activity	$2,471	$969	$(444)	$(38)	$2,958

  2011 Restructuring Charges

        In the three months ended March 31, 2011, we began implementing cost reduction activities, primarily targeting research and development labor costs. We incurred restructuring charges of $21 million related to severance costs resulting from involuntary termination of 89 employees in our Rousset, France subsidiary. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.

  2010 Restructuring Charges

        In the three months ended March 31, 2010, we incurred restructuring charges of $1 million related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.

  Interest and Other Income, Net

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Interest and other income	$390	$507
Interest expense	(1,701)	(1,248)
Foreign exchange transaction gains	3,802	5,083

Total	$2,491	$4,342

        Interest and other income, net, resulted in income of $2 million for the three months ended March 31, 2011, compared to an income of $4 million for the three months ended March 31, 2010. The decrease is due to changes to our foreign exchange exposures from intercompany balances between our subsidiaries compared to the three months ended March 31, 2010, offset by higher interest expense for the three months ended March 31, 2011. We continue to have exposure to exchange rate fluctuations of foreign currency balances of assets and liabilities, and may incur further gains or losses in the future.

  Provision for Income Taxes

        We recorded a provision for income taxes of $10 million and $3 million for the three months ended March 31, 2011 and 2010, respectively.

        Our effective tax rate for the three months ended March 31, 2011 and 2010 was 11.61% and 13.72%, respectively. Our effective tax rate for the three months ended March 31, 2011 is lower than the statutory federal income tax rate of 35% primarily due to tax rate benefits of certain earnings from the our operations in jurisdictions with lower tax rates than the US. These benefits result primarily from a global restructuring implemented during the quarter ended March 31, 2011. The effective tax rate for the three months ended March 31, 2010 was lower than the statutory federal rate primarily due to the recognition of certain refundable R&D credits.

        At March 31, 2011 and December 31, 2010, we had $66 million and $64 million of unrecognized tax benefits, respectively. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the conclusion of ongoing tax audits in various jurisdictions around the world. While it is reasonably possible that these events may occur within the next 12 months, we are not able to accurately estimate the range of the change in the unrecognized tax benefits that may occur. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

  Liquidity and Capital Resources

        At March 31, 2011, we had $497 million of cash, cash equivalents and short-term investments, compared to $521 million at December 31, 2010. Our current ratio, calculated as total current assets divided by total current liabilities, was 2.58 at March 31, 2011, compared to 2.59 at December 31, 2010. Working capital, calculated as total current assets less total current liabilities, increased to $709 million at March 31, 2011, compared to $708 million at December 31, 2010. Cash provided by operating activities was $74 million and $70 million for the three months ended March 31, 2011 and 2010, respectively, and capital expenditures totaled $31 million and $17 million for the three months ended March 31, 2011 and 2010, respectively.

  Operating Activities

        Net cash provided by operating activities was $74 million for the three months ended March 31, 2011, compared to $70 million for the three months ended March 31, 2010. Net cash provided by operating activities for the three months ended March 31, 2011 increased primarily due to improved operating results, adjusting net income of $75 million to exclude certain non-cash charges for depreciation and amortization of $20 million and stock-based compensation charges of $19 million. Operating cash flows were reduced by increased inventory during the quarter of $42 million.

        Accounts receivable decreased by 3% or $7 million to $225 million at March 31, 2011, from $232 million at December 31, 2010. The average days of accounts receivable outstanding ("DSO") decreased to 44 days at March 31, 2011 from 46 days at December 31, 2010. Inventories increased by using $42 million of operating cash flows for the three months ended March 31, 2011 compared to a decrease in inventories resulting in $7 million of operating cash flows for the three months ended March 31, 2010. Our days of inventory increased to 128 days at March 31, 2011 from 109 days at December 31, 2010. We increased inventory levels during the period primarily to support higher increased demand within our Microcontroller business and to enable us to deliver products more expeditiously. Inventories consist of raw wafers, purchased foundry wafers, work-in-process and finished units. We expect inventory levels to rise modestly throughout 2011 in anticipation of higher shipment levels in future periods, as the need to maintain competitive lead times and the desire to support ongoing customer product introductions.

        In the three months ended March 31, 2010, we made cash payments of $4 million to former Quantum employees in connection with contingent employment arrangements resulting from the acquisition of that company. We also received cash payments of $9 million related to insurance settlements, of which we repaid $5 million in the second quarter of 2010.

  Investing Activities

        Net cash used in investing activities was $27 million for the three months ended March 31, 2011, compared to $16 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, we paid $31 million for acquisitions of fixed assets, $1 million for intangible assets and $1 million from the purchase of business assets in Europe, which was partially offset by $2 million in net proceeds from our sale of our DREAM business and proceeds of $4 million of net processed from the sale of short-term investments. In the three months ended March 31, 2010, we paid $17 million for acquisitions of fixed assets and $1 million for intangible assets, which we partially offset by approximately $1 million received from the sale of land held in Irving, Texas.

        We made $31 million in cash payments for capital equipment in the three months ended March 31, 2011. We expect total cash payments for capital purchases of between $30 million and $35 million in the second quarter of 2011, which will be used primarily to maintain existing manufacturing operations and provide additional testing capacity.

  Financing Activities

        Net cash used in financing activities was $73 million and $7 million for the three months ended March 31, 2011 and 2010, respectively. Proceeds from the issuance of common stock totaled $15 million and $4 million for the three months ended March 31, 2011 and 2010, respectively. We utilized $85 million in cash to repurchase 5.7 million shares of our common stock in the first three months of 2011, following the authorization by our Board of Directors in August 2010 to repurchase up to $200 million of our common stock in the open market depending upon market conditions and other factors. As of March 31, 2011, approximately $26 million of the authorized $200 million remained available to repurchase our common stock in the open market. On May 2, 2011, our Board of Directors authorized an additional $300 million for our existing stock repurchase program.

        We believe our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, available equipment lease financing, and other short-term and medium-term bank borrowings, if necessary, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

        During the next twelve months, we expect our operations to continue generating positive cash flow. However, a portion of cash balances may be used to make capital expenditures, repurchase common stock, or make acquisitions. Remaining debt obligations totaled $4 million at March 31, 2011. We made $31 million in cash payments for capital equipment in the three months ended March 31, 2011, and we expect total cash payments for capital expenditures of $30 million to $35 million in the second quarter of 2011. We paid $2 million in restructuring payments, primarily for employee severance, in the three months ended March 31, 2011. We expect to pay out approximately $23 to $25 million in additional restructuring and disposition related payments over the next twelve months. During 2011 and in future years, our ability to make necessary capital investments or strategic acquisitions will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary. We believe we have sufficient working capital to fund operations with $497 million in cash, cash equivalents and short-term investments as of March 31, 2011 together with expected future cash flows from operations. Cash flows from operations totaled $74 million for the three months ended March 31, 2011.

  Off-Balance Sheet Arrangements (Including Guarantees)

        See the paragraph under the heading "Guarantees" in Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of off-balance sheet arrangements.

  Recent Accounting Pronouncements

        See Note 1 of Notes to Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

  Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts and sales returns, accounting for income taxes, valuation of inventories, fixed assets, stock-based compensation, restructuring charges and litigation have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results, although there can be no assurance that results may, in the future, differ. The critical accounting estimates associated with these policies are described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" of our Annual Report on Form 10-K filed with the SEC on March 1, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available for sale, and consequently record them on the condensed consolidated balance sheet at fair vale with unrealized gains and losses being recorded as a separate part of stockholders' equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through March 31, 2011.

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

        Net revenues denominated in Euros were 23% and 21% for the three months ended March 31, 2011 and 2010, respectively. Costs denominated in Euros were 14% and 34% of our total costs for the three months ended March 31, 2011 and 2010, respectively.

        Net revenues included 79 million Euros and 53 million Euros for the three months ended March 31, 2011 and 2010, respectively. Operating expenses included 38 million Euros and 81 million Euros for the three months ended March 31, 2011 and 2010, respectively.

        Average annual exchange rates utilized to translate foreign currency revenues and expenses in Euros were approximately 1.34 and 1.42 Euros to the dollar for the three months ended March 31, 2011 and 2010, respectively.

        For the three months March 31, 2011, changes in foreign exchange rates had an unfavorable impact on our operating results. Our net revenues for the three months ended March 31, 2011 would have been approximately $5 million higher had the average exchange rate in the current period remained the same as the rate in effect for the three months ended March 31, 2010. In addition, in the three months ended March 31, 2011, our operating expenses would have been approximately $3 million higher (relating to higher cost of revenues; research and development expenses and sales, general and administrative expenses). The net effect, had foreign currency rates remained the same in the three months ended March 31, 2011, would have resulted in an increase to income from operations of approximately $2 million.

        We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 32% and 33%

of our accounts receivables were denominated in foreign currencies as of March 31, 2011 and December 31, 2010.

        We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 9% and 10% of our accounts payable were denominated in foreign currencies as of March 31, 2011 and December 31, 2010, respectively. Approximately 100% and 98% of our debt obligations were denominated in foreign currencies as of March 31, 2011 and December 31, 2010, respectively.

Liquidity and Valuation Risk

        Approximately $2 million of our investment portfolio in each of the periods ending March 31, 2011 and December 31, 2010 were invested in auction-rate securities.

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

Limitations on the Effectiveness of Controls

        Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Atmel have been detected.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are party to various legal proceedings. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur in any of the legal proceedings described in Note 8 of Notes to Condensed Consolidated Financial Statements, there exists the possibility of a material adverse effect on the results of operations, cash flows and financial position of Atmel. For more information regarding certain of these proceedings, see Note 8 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference into this Item. The estimate of the potential impact on our financial position or overall results of operations or cash flows for the legal proceedings described in Note 8 of Notes to Condensed Consolidated Financial Statements could change in the future. We have accrued for losses related to litigation that we consider probable and for which the loss can be reasonably estimated in accordance with relevant accounting literature. In the event that a loss cannot be reasonably estimated, we have not accrued for such losses. As we monitor these matters, however, our determination could change and we may decide to establish an appropriate reserve in the future. With respect to each of the matters described in Note 8 of Notes to Condensed Consolidated Financial Statements, except where noted otherwise, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at March 31, 2011. Management makes a determination as to when a potential loss is probable based on relevant accounting literature. However, due to the inherent uncertainty of these matters, except as otherwise noted, management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

ITEM 1A. RISK FACTORS

        In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operations. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In addition, these risks and uncertainties may affect the "forward-looking" statements described elsewhere in this Form 10-Q and in the documents incorporated herein by reference. They could also affect our actual results of operations, causing them to differ materially from those expressed in "forward-looking" statements.

OUR REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS, WHICH MAY RESULT IN VOLATILITY OR A DECLINE IN OUR STOCK PRICE.

        Our future operating results will be subject to quarterly variations based upon a variety of factors, many of which are not within our control. In addition to the other factors discussed in this "Risk Factors" section, factors that could affect our operating results include:

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

WE DEPEND SUBSTANTIALLY ON THE SUCCESS OF OUR CUSTOMERS' END PRODUCTS, OUR INTRODUCTION OF NEW PRODUCTS INTO THE MARKET AND ON OUR ABILITY TO REDUCE THE AVERAGE SELLING PRICE OF OUR PRODUCTS OVER TIME.

        We believe that our future sales will depend substantially on the success of our customers' end products, our ability to introduce new products to our end customers over time and our ability to reduce the average selling price of our products over time. Our new products are generally incorporated into our customers' products or systems at their design stage. However, design wins can precede volume sales by a year or more. In addition, we may not be successful in achieving design wins or design wins may not result in future revenues, which depend in large part on our customer's ability to sell their end products or systems within their market.

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

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS.

        The semiconductor industry has historically been cyclical, characterized by annual seasonality and wide fluctuations in product supply and demand. The semiconductor industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Global semiconductor sales decreased 3% to $249 billion in 2008 and 9% to $226 billion in 2009. Global semiconductor sales increased 32% from 2009 to $298 billion in 2010.

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

WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS WITH OUR TRANSITION TO A FAB-LITE STRATEGY AND INCREASED DEPENDENCE ON INDEPENDENT FOUNDRIES, BECAUSE THOSE FOUNDRIES MAY NOT HAVE ADEQUATE CAPACITY TO FULFILL OUR NEEDS AND MAY NOT MEET OUR QUALITY AND DELIVERY OBJECTIVES OR MAY ABANDON FABRICATION PROCESSES THAT WE REQUIRE.

        As part of our fab-lite strategy, we have reduced the number of manufacturing facilities we own. In May 2008, we sold our North Tyneside, United Kingdom wafer fabrication facility. In December 2008, we sold our wafer fabrication operation in Heilbronn, Germany. In June 2010, we sold our Rousset, France manufacturing operations. As a result, we currently operate only one manufacturing facility in Colorado Springs, Colorado and we increasingly rely on independent third-party foundry manufacturing partners to manufacture certain products. As part of this transition, we have expanded and will continue to expand our foundry relationships by entering into new agreements with third-party foundries. If these agreements are not completed on a timely basis, or the transfer of production is delayed for other reasons, the supply of certain products could be disrupted, which could harm our business. In addition, difficulties in production yields can often occur when transitioning to a new third-party foundry. If our foundries fail to deliver quality products and components on a timely basis, our business could be harmed. For the three months ended March 31, 2011, we manufactured approximately 49% of our products in our own wafer fabrication facilities compared to 68% for the year ended December 31, 2010. We expect over time that an increasing portion of our wafer fabrication, especially as we seek to expand capacity, will be undertaken by third party foundries.

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

        We hope to mitigate these risks with a strategy of qualifying multiple foundry subcontractors. However, there can be no guarantee that this or any other strategy will eliminate these risks. Additionally, since most independent foundries are located in foreign countries, we are subject to risks generally associated with contracting with foreign manufacturers, including currency exchange fluctuations, political and economic instability, trade restrictions, changes in tariff and freight rates and import and export regulations. Accordingly, we may experience problems maintaining expected timelines and the adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

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

THE RECENT EARTHQUAKE IN JAPAN HAS HAD A SIGNIFICANT EFFECT ON THE JAPANESE ECONOMY AND SEMICONDUCTOR INDUSTRY. ALTHOUGH WE HAVE NOT SUFFERED ANY NEAR-TERM DISRUPTION OF OUR SUPPLY CHAIN, OR OTHER MATERIAL ADVERSE EFFECT ON OUR BUSINESS FROM THE EARTHQUAKE, THERE REMAINS SIGNIFICANT UNCERTAINTY ABOUT THE LONGER-TERM EFFECTS OF THIS NATURAL DISASTER, WHICH COULD, DIRECTLY OR INDIRECTLY, AFFECT OUR BUSINESS IN SOME WAYS.

        A 9.0 magnitude earthquake struck northern Japan in March 2011. The earthquake, and related tsunami, caused severe and extensive human and economic damage within Japan. Many companies within the semiconductor industry were adversely affected by this natural disaster, including several companies with manufacturing facilities in the devastated region. There continue to be significant threats of nuclear fallout from damaged nuclear reactors and ongoing issues with the availability of power supplies to industries throughout Japan (which, for example, have caused severe disruptions to automobile production). There are many other significant matters affecting human health and industry that the Japanese government is attempting to address. While we do not have any manufacturing facilities in Japan, and have not, as of the date of this Quarterly Report on Form 10-Q, suffered any near-term adverse effect on our supply-chain from this disaster, there remain uncertainties about the longer-term effects that this disaster may have on the global economy, the electronics industry and other sectors. If these longer-term effects are not adequately addressed, or if additional unfavorable events occur in Japan, they could, directly or indirectly, adversely affect our business.

OUR REVENUES ARE DEPENDENT TO A LARGE EXTENT ON SELLING THROUGH THIRD PARTY DISTRIBUTORS.

        Sales through distributors accounted for 58% and 55% of our net revenues for the three months ended March 31, 2011 and 2010, respectively. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with third-party distributors can generally be terminated for convenience by either party upon relatively short notice. These agreements are non-exclusive and also permit our distributors to offer our competitors' products.

        If any significant distributor or a substantial number of our distributors terminated their relationship with us, decided to market our competitors' products in preference to our products, were unable to sell our products or were unable to pay us for products sold for any reason, our ability to bring our products to market could be adversely affected, we could have difficulty in collecting outstanding receivable balances, or we could incur other charges or adjustments, any of which could have a material adverse effect on our revenues and operating results. For example, in the three months ended December 31, 2008, we recorded a one time bad-debt charge of $12 million related to outstanding invoices after one of our Asian distributors appeared on the U.S. Department of Commerce Entity List.

OUR REVENUE REPORTING IS HIGHLY DEPENDENT ON RECEIVING ACCURATE SELL-THROUGH INFORMATION FROM OUR DISTRIBUTORS. IF WE RECEIVE INACCURATE OR LATE INFORMATION FROM OUR DISTRIBUTORS, OUR FINANCIAL REPORTING COULD BE MISSTATED.

        Our revenue reporting is highly dependent on receiving pertinent, accurate and timely data from our distributors. As our distributors resell products, they provide us with periodic data regarding the products sold, including prices, quantities, end customers, and the amount of our products they still have in stock. Because the data set is large and complex and because there may be errors in the reported data, we must use estimates and apply judgments to reconcile distributors' reported inventories to their activities. Actual results could vary unfavorably from our estimates, which could affect our operating results and could adversely affect our business.

OUR REVENUE REPORTING IS COMPLEX AND DEPENDENT, IN PART, ON OUR MANAGEMENT'S ABILITY TO MAKE JUDGEMENTS AND ESTIMATES REGARDING FUTURE CLAIMS FOR RETURNS. IF OUR JUDGEMENTS OR ESTIMATES ABOUT THESE MATTERS ARE INCORRECT OR INACCURATE, OUR REVENUE REPORTING COULD BE ADVERSELY AFFECTED.

        Our revenue reporting is highly dependent on judgments and estimates that our management is required to make when preparing our financial statements. We currently recognize revenue for our distributors based in the United States and Europe in a different manner from the method we use for our distributors based in Asia (excluding Japan).

        For sales to certain distributors (primarily based in the U.S. and Europe) with agreements allowing for price protection and product returns, we do not have the ability to estimate future claims at the point of shipment, and given that price is not fixed or determinable at that time, revenue is not recognized until the distributor sells the product to its end customer. During 2010, we negotiated new sales terms with our independent distributors in Asia, excluding Japan. Under the terms of those arrangements, we invoice those distributors at full list price upon shipment and issue a rebate, or "credit," once product has been sold to the end customer and the distributor has certain met reporting requirements. We had historically recognized revenue for our Asia distributors at the point of shipment as the price was fixed or determinable and all other revenue recognition criteria were met at the point of shipment. After implementing our new sales agreements, and reviewing the pricing, rebate and quotation-related terms, we concluded that we could reliably estimate future claims. Therefore, we continue to recognize revenue at the point of shipment for our Asian distributors, utilizing amounts invoiced, less estimated future claims, as we have the ability to estimate future claims at that time. If, however, our judgments or estimates are incorrect or inaccurate regarding future claims, our revenue reporting could be adversely affected. In addition, the fact that we recognize revenue differently in the United States and Europe than Asia (excluding Japan) makes the preparation of our financial statements more complicated, and, therefore, more susceptible, possibly, to inaccuracies over time.

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

        Our forecasting risks may increase as a result of our fab-lite strategy because we will have less control over modifying production schedules to match changes in forecasted demand. If we commit to obtaining foundry wafers and cannot cancel or reschedule commitments without material costs or cancellation penalties, we may be forced to purchase inventory in excess of demand, which could result in a write-down of inventories and negatively affect our gross margins and results of operations.

        Conversely, failure to produce or obtain sufficient wafers for increased demand could cause us to miss revenue opportunities and could affect our customers' ability to sell products, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations. For example, for the year ended December 31, 2010, shipments of our ASIC and memory products were unfavorably affected by limited production capacity, as we allocated wafers to microcontroller customers in an effort to meet significantly increased demand for those products during 2010. In order to support our ASIC and memory customers in 2011, we have increased orders for wafers from independent foundries.

OUR INTERNATIONAL SALES AND OPERATIONS ARE SUBJECT TO COMPLEX LAWS RELATING TO TRADE, EXPORT CONTROLS, FOREIGN CORRUPT PRACTICES AND ANTI-BRIBERY LAWS AMONG MANY OTHER SUBJECTS. A VIOLATION OF, OR CHANGE IN, THESE LAWS COULD ADVERSELY AFFECT OUR OPERATIONS.

        For hardware, software or technology exported from, or otherwise subject to the jurisdiction of, the United States, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR") and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC"). Hardware, software and technology exported from other countries may also be subject to local laws and regulations governing international trade. Under these laws and regulations, we are responsible for obtaining all necessary licenses and approvals for exports of hardware, software and technology, as well as the provision of technical assistance. We are also required to obtain all necessary export licenses prior to transferring technical data or software to foreign persons. In addition, we are required to obtain necessary export licenses prior to the export or re-export of hardware, software and technology to any person identified on the U.S. Department of Commerce Denied Persons or Entity List, the U.S. Department of Treasury's Specially Designated Nationals or Blocked Persons List or the Department of State's Debarred List. Products for use in space, satellite, military, nuclear, chemical/biological weapons, rocket systems or unmanned air vehicle applications also require similar export licenses.

        We are enhancing our export compliance program, including analyzing product shipments and technology transfers. We are also working with U.S. government officials to ensure compliance with applicable U.S. export laws and regulations and developing additional operational procedures. However, export laws and regulations are highly complex and vary from jurisdiction to jurisdiction and a determination by U.S. or local governments that we have failed to comply with one or more of these export control laws or trade sanctions, including failure to properly restrict an export to the persons or countries set forth on government restricted party lists, could result in significant civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers and exclusion from participation in U.S. government contracts. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors, foundries or other third parties. For example, in the past one of our distributors was added to the U.S. Department of Commerce Entity List, resulting in our terminating our relationship with that distributor. Any one or more of these sanctions or a change in law or regulations could have a material adverse effect on our business, financial condition and results of operations.

        We are also subject to complex laws that seek to regulate the payment of bribes or other forms of compensation to foreign officials or persons affiliated with companies or organizations in which foreign governments may own an interest or exercise control. The Foreign Corrupt Practices Act in the United States requires United States companies to comply with an extensive legal framework to prevent bribery of foreign officials. The laws are complex and require that we closely monitor local practices of our overseas offices. The United States Department of Justice has recently heightened enforcement of these laws. In addition, other countries continue to implement similar laws that may have extra-territorial effect. The United Kingdom, for example, where we have operations, has recently adopted, the U.K. Bribery Act that could impose significant oversight obligations on us and could have application to our operations outside of the United Kingdom. The costs for complying with these and similar laws may be significant and could reasonably be expected to require significant management time and focus. Any violation of these or similar laws, intentional or unintentional, could have a material adverse effect on our business, financial condition or results of operations.

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

        When we take an order denominated in a foreign currency we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product. This reduces our revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. The net effect of average exchange rates for the three months ended March 31, 2011, compared to the average exchange rates for the three months ended March 31, 2010, would have resulted in an increase in income from operations of $2 million. This impact is determined assuming that all foreign currency denominated transactions that occurred for the three months ended March 31, 2011 were recorded using the average foreign currency exchange rates in the same period in 2010.

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

        After wafer testing, we ship the wafers to one of our independent assembly contractors primarily located in China, Indonesia, Japan, Malaysia, the Philippines, South Korea, Taiwan or Thailand where the wafers are separated into die, packaged and, in some cases, further tested. In some cases, we also use contractors located in France, Germany, Netherlands, Singapore and the United States. Our reliance on independent contractors to assemble, package and test our products may expose us to significant risks, including the following:

  •
  reduced control over quality and delivery schedules;

  •
  the potential lack of adequate capacity;

  •
  discontinuance or phase-out of our contractors' assembly processes;

  •
  inability of our contractors to develop and maintain assembly and test methods and equipment that are appropriate for our products;

  •
  lack of long-term contracts and the potential inability to secure strategically important service contracts on favorable terms, if at all; and

  •
  increased opportunities for potential misappropriation of our intellectual property.

        In addition, our independent contractors may not continue to assemble, package and test our products for a variety of reasons. Moreover, because our independent contractors are located in foreign countries, we are subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions, including export controls, and changes in tariff and freight rates. Accordingly, we may experience problems with the time, adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

WE MAY FACE BUSINESS DISRUPTION RISKS, AS WELL AS THE RISK OF SIGNIFICANT UNANTICIPATED COSTS, AS WE CONSIDER CHANGES IN OUR BUSINESS AND ASSET PORTFOLIO.

        We are continually reviewing potential changes in our business and asset portfolio throughout our worldwide operations in order to enhance our overall competitiveness and viability. Disposal and restructuring activities that we have taken, and may take in the future, can divert significant time and resources, can involve substantial costs and lead to production and product development delays and may fail to enhance our overall competitiveness and viability as intended, any of which can negatively impact our business. Since 2008, we have sold three manufacturing facilities and completed one other significant asset sale.

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

        For example, in the fourth quarter of 2009, we announced that we entered into an exclusivity agreement with LFoundry GmbH for the purchase of our manufacturing operations in Rousset, France. As a result of this agreement, we determined that certain assets and liabilities were no longer included in the disposal group as they were not being acquired or assumed by the buyer, and as result, we reclassified these assets and liabilities back to held and used as of December 31, 2009 and recorded an asset impairment charge of $80 million. In determining any potential write down of these assets and liabilities, we considered both the net book value of the disposal group, which was $83 million, and the related credit balance of $129 million for foreign currency translation adjustments ("CTA balance") that is recorded within stockholders' equity. As a result, no impairment charge was recorded for the disposal group as its carrying value, net of the CTA balance, could not be reduced to below zero. In the three months ended June 30, 2010, the CTA balance remaining in stockholders' equity of $97 million was released. In the three months ended June 30, 2010, we recorded an additional $12 million asset impairment charge.

TO OBTAIN CAPACITY, WE MAY SOMETIMES ENTER INTO "TAKE-OR-PAY" AGREEMENTS WITH WAFER MANUFACTURERS. IF THE PRICING FOR THOSE WAFERS EXCEEDS THE PRICES WE COULD HAVE OTHERWISE OBTAINED IN THE OPEN MARKET, WE MAY INCUR A CHARGE TO OUR OPERATING RESULTS.

        In connection with the sale of our manufacturing operations in Rousset, France in June 2010, we entered into a manufacturing services agreement pursuant to which we will purchase wafers from LFoundry until 2014 on a "take-or-pay" basis. If the purchase price of the wafers under that type of agreement is higher than the fair value of the wafers at the time of purchase, based on the pricing we could have obtained from third-party foundries, we would be required to take a charge to our financial statements to reflect the above market price we have agreed to pay. In 2010, we recorded a charge of $92 million for the three months ended June 30, 2010 to reflect above market wafer prices that we were required to pay under our LFoundry agreement.

        Similarly, in connection with the sale of our manufacturing operations in Heilbronn, Germany in December 2008, we entered into a wafer supply agreement pursuant to which we will purchase wafers from Telefunken Semiconductors GmbH & Co. KG ("TSG"). Under the supply agreement, we purchase wafers at cost in Euros, which represents their fair value at the time of purchase. This commitment is equivalent to approximately 22 million Euros as of March 31, 2011.

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

        We have in the past been involved in intellectual property infringement lawsuits, which adversely affected our operating results. We currently are involved in two patent infringement lawsuits. See Part II, Item 1 of this Form 10-Q. The cost of defending against intellectual property lawsuits, in terms of management time and attention, legal fees and product delays, can be substantial. If such infringement lawsuits are successful, we may be prohibited from using the technologies at issue in the lawsuits, and if we are unable to obtain a license on acceptable terms, license a substitute technology or design new technology to avoid infringement, our business and operating results may be significantly harmed.

        Many of our new and existing products and technologies are intended to address needs in specialized and emerging markets. Given the aggressive pursuit and defense of intellectual property rights that is typical in the semiconductor industry, we expect to see an increase in intellectual property litigation in many of the key markets that our products and technologies serve in the future. An increase in infringement lawsuits within these markets generally, even if they do not involve us, may divert management's attention and resources, which may seriously harm our business, results of operations and financial condition.

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

        The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. Our development of new products and our customers' decisions to design them into their systems can take as long as three years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs, and the successful introduction of our products may be adversely affected by competing products or by technologies serving the markets addressed by our products. Our qualification process involves multiple cycles of testing and improving a product's functionality to ensure that our products operate in accordance with design specifications. If we experience delays in the introduction of new products, our future operating results could be adversely affected.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

        Net revenues outside the United States accounted for 85% and 82% of our net revenues in the three months ended March 31, 2011 and 2010, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:

  •
  greater difficulty in protecting intellectual property;

  •
  reduced flexibility and increased cost of staffing adjustments;

  •
  longer collection cycles;

  •
  legal and regulatory requirements, including antitrust laws, import and export regulations, trade barriers, tariffs and tax laws, and environmental and privacy regulations and changes to those laws and regulations;

  •
  impact of natural disasters on local infrastructures, including those of our distributors and end-customers; and

  •
  general economic and political conditions in these foreign markets.

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

        In recent years, based on insurance market conditions, we have relied to a greater degree on self-insurance. For example, we now self-insure property losses up to $10 million per event. Our headquarters, some of our manufacturing facilities, the manufacturing facilities of third party foundries and some of our major suppliers' and customers' facilities are located near major earthquake faults and in potential terrorist target areas. If a major earthquake, other disaster or a terrorist act affects us and insurance coverage is unavailable for any reason, we may need to spend significant amounts to repair or replace our facilities and equipment, we may suffer a temporary halt in our ability to manufacture and transport products and we could suffer damages that could materially adversely harm our business, financial condition and results of operations.

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

        A failure to maintain effective internal control over financial reporting, including a failure to implement effective new controls to address changes to our business, could result in a material misstatement of our condensed consolidated financial statements or could cause us to fail to meet our financial reporting obligations. Any material misstatement of our condensed consolidated financial statements could cause us to fail to meet our financial reporting obligations and could result in a loss of investor confidence in the accuracy and completeness of our financial reports, either of which could have an adverse effect on our stock price. In addition, any material misstatement of our condensed consolidated financial statements could cause us to fail to meet our financial reporting obligations and subject us to significant civil or criminal actions and increased U.S. regulatory focus, all of which would divert management's time and our resources and could harm our business and reputation.

PROBLEMS THAT WE EXPERIENCE WITH KEY CUSTOMERS MAY HARM OUR BUSINESS.

        Our ability to maintain close, satisfactory relationships with large customers is important to our business. A reduction, delay, or cancellation of orders from our large customers would harm our business. The loss of one or more of our key customers, or reduced orders by any of our key customers, could harm our business and results of operations. Moreover, our customers may vary order levels significantly from period to period, and customers may not continue to place orders with us in the future at the same levels as in prior periods. Our business is organized into four operating segments (see Note 11 of Notes to the Condensed Consolidated Financial Statements for further discussion). The principal customers in each of our markets are described in Item 1 "Business — Principal Markets and Customers" in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

WE ISSUE PERFORMANCE-BASED RESTRICTED STOCK UNITS TO OUR EMPLOYEES FROM TIME TO TIME. ACCOUNTING FOR THOSE EQUITY AWARDS IS TYPICALLY SUBJECT TO SIGNIFICANT JUDGMENT AND MAY LEAD TO UNPREDICTABLE EXPENSE RECOGNITION IF THOSE JUDGEMENTS CHANGE OVER TIME.

        We have issued, and may in the future continue to issue, performance-based restricted stock units to eligible employees, entitling those employees to receive restricted stock if they, and the Company, meet designated performance criteria established by our compensation committee. In 2008, for example, we issued performance-based restricted stock units entitling eligible employees to a maximum of approximately ten million shares of our common stock under our 2005 Stock Plan, if specified performance criteria are met.

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

        For the three months ended March 31, 2011 and 2010, we recorded stock-based compensation expense related to our outstanding performance-based restricted stock units of $7 million and $1 million, respectively, as we believe that it is probable that the performance criteria for those 2008 performance-based awards will be achieved and that the performance shares granted will vest during the performance period. We achieved the performance criteria as of March 31, 2011.

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

        We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $28 million at March 31, 2011 and $27 million at December 31, 2010. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.4 million in 2011 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

FUTURE ACQUISITIONS MAY RESULT IN UNANTICIPATED ACCOUNTING CHARGES OR OTHERWISE ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND RESULT IN DIFFICULTIES IN ASSIMILATING AND INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES OR BUSINESSES, OR BE DILUTIVE TO EXISTING STOCKHOLDERS.

        A key element of our business strategy includes expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our skilled engineering workforce or enhance our technological capabilities. Between January 1, 1999 and March 31, 2011, we acquired four companies and assets of six other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

        Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We have in the past experienced and may in the future experience, delays in the timing and successful integration of an acquired company's technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases. Furthermore, these challenges would be even greater if we acquired a business or entered into a business combination transaction with a company that was larger and more difficult to integrate than the companies we have historically acquired.

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

        We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. At March 31, 2011, we had $57 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2010 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

        Gross margins were positively affected for the three months ended March 31, 2011 by higher overall shipment levels, increased production levels and factory loading at our wafer fabrication facilities, and a more favorable mix of higher margin microcontroller products included in our net revenues. If we are unable to operate our manufacturing facilities at optimal production levels, our operating costs will increase and gross margin and results from operations will be negatively affected.

DISRUPTIONS TO THE AVAILABILITY OF RAW MATERIALS CAN AFFECT OUR ABILITY TO SUPPLY PRODUCTS TO OUR CUSTOMERS, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

        The manufacture of semiconductor devices requires specialized raw materials, primarily certain types of silicon wafers. We generally utilize more than one source to acquire these wafers, but there are only a limited number of qualified suppliers capable of producing these wafers in the market. In addition, the raw materials, which include specialized chemicals and gases, and the equipment necessary for our business, could become more difficult to obtain as worldwide use of semiconductors in product applications increases. We have experienced supply shortages and price increases from time to time in the past, and on occasion our suppliers have told us they need more time than expected to fill our orders. Any significant interruption of the supply of raw materials or increase in cost of raw materials could harm our business.

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

        In addition, in light of ongoing discussions within the United States there are recent legislative and executive branches regarding debt reduction programs and plans, we expect that proposals may be made to change U.S. tax laws in various respects. The President, in his 2012 budget, recently proposed modifications of the United States tax code that would change the tax treatment associated with the transfer of intangibles offshore. Proposals of a similar nature have been made in the past, but have not been enacted into law. If these proposals were enacted, they could materially affect how U.S. corporations are taxed on foreign earnings, including us. Although we cannot predict whether, or in what form, changes in tax laws may take, especially in light of debt reduction efforts, significant changes to tax foreign earnings, or other significant changes in taxation policy, could have a material adverse effect impact on our tax expense and cash flows.

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

CURRENT AND FUTURE LITIGATION AGAINST US COULD BE COSTLY AND TIME CONSUMING TO DEFEND.

        We are subject to legal proceedings and claims that arise in the ordinary course of business. See Part II, Item 1 of this Form 10-Q. Litigation may result in substantial costs and may divert management's attention and resources, which may seriously harm our business, results of operations, financial condition and liquidity.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information about the repurchase of our common stock in open-market transactions during the three months ended March 31, 2011. See Note 6 to our Condensed Consolidated Financial Statements in Part 1 to this Quarterly Report on Form 10-Q for further discussion.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)

January 1 - January 30	-	-	-	-
February 1 - February 28	5,700,000	$14.93	5,700,000	$25,900,979
March 1 - March 31	-	-	-	-

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

        We did not sell unregistered securities during the three months ended March 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

        The following Exhibits have been filed with, or incorporated by reference into, this Report:

10.1+	Confidential Voluntary Separation Agreement, effective as of March 24, 2011 and dated as of April 4, 2011, between Registrant and Rod Erin.
10.2+	Description of Fiscal 2011 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on April 4, 2011).
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

†
The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Commission.
+
Indicates management compensatory plan, contract or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION (Registrant)
May 10, 2011	/s/ STEVEN LAUB Steven Laub President & Chief Executive Officer (Principal Executive Officer)
May 10, 2011	/s/ STEPHEN CUMMING Stephen Cumming Vice President Finance & Chief Financial Officer (Principal Financial Officer)
May 10, 2011	/s/ DAVID MCCAMAN David McCaman Vice President Finance & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1+	Confidential Voluntary Separation Agreement, effective as of March 24, 2011 and dated as of April 4, 2011, between Registrant and Rod Erin.
10.2+	Description of Fiscal 2011 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on April 4, 2011).
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

†
The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Commission.

+
Indicates management compensatory plan, contract or arrangement.