Form 10-Q
period 2011-06-30
ATMEL CORP
filed 2011-08-09
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2011
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

        On July 31, 2011, the Registrant had 465,546,690 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 2011

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atmel Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands, except per share data)
Net revenues	$478,642	$393,361	$940,069	$741,910
Operating expenses
Cost of revenues	230,842	233,715	456,884	448,490
Research and development	65,441	62,589	127,824	120,898
Selling, general and administrative	70,340	67,187	141,126	128,668
Acquisition-related charges (credits)	1,019	1,167	2,050	(734)
Restructuring charges	-	1,614	21,210	2,583
Asset impairment charges	-	11,922	-	11,922
Loss (gain) on sale of assets	-	94,052	(1,882)	94,052

Total operating expenses	367,642	472,246	747,212	805,879

Income (loss) from operations	111,000	(78,885)	192,857	(63,969)
Interest and other (expense) income, net	(1,309)	2,784	1,182	7,126

Income (loss) before income taxes	109,691	(76,101)	194,039	(56,843)
(Provision for) benefit from income taxes	(18,821)	39,658	(28,616)	37,015

Net income (loss)	$90,870	$(36,443)	$165,423	$(19,828)

Basic net income (loss) per share:
Net income (loss)	$0.20	$(0.08)	$0.36	$(0.04)

Weighted-average shares used in basic net income (loss) per share calculations	456,753	460,249	456,622	458,508

Diluted net income (loss) per share:
Net income (loss)	$0.19	$(0.08)	$0.35	$(0.04)

Weighted-average shares used in diluted net income (loss) per share calculations	469,882	460,249	470,141	458,508

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2011	December 31, 2010
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$443,862	$501,455
Short-term investments	9,479	19,574
Accounts receivable, net of allowances for doubtful accounts of $11,951 and $11,847, respectively	242,684	231,876
Inventories	366,670	276,650
Prepaids and other current assets	111,115	123,620

Total current assets	1,173,810	1,153,175
Fixed assets, net	281,463	260,124
Goodwill	57,199	54,676
Intangible assets, net	14,057	17,603
Other assets	161,887	164,464

Total assets	$1,688,416	$1,650,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	152,565	160,011
Accrued and other liabilities	217,074	217,985
Deferred income on shipments to distributors	64,832	66,708

Total current liabilities	434,471	444,704
Other long-term liabilities	130,293	152,282

Total liabilities	564,764	596,986

Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	-	-
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 459,228 at June 30, 2011 and 456,788 at December 31, 2010	459	457
Additional paid-in capital	1,176,093	1,273,853
Accumulated other comprehensive income	19,260	16,329
Accumulated deficit	(72,160)	(237,583)

Total stockholders' equity	1,123,652	1,053,056

Total liabilities and stockholders' equity	$1,688,416	$1,650,042

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
	(in thousands)
Cash flows from operating activities
Net income (loss)	$165,423	$(19,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	36,952	31,820
Non-cash portion of loss on sale of Rousset manufacturing operations	-	(33,043)
Gain on sale of business and assets	(1,696)	-
Asset impairment charges	-	11,922
Other non-cash gains, net	(5,393)	(8,535)
Allowance for (recovery of) doubtful accounts receivable	104	(112)
Accretion of interest on long-term debt	387	315
Stock-based compensation expense	33,146	28,557
Excess tax benefit on stock-based compensation	(20,367)	-
Changes in operating assets and liabilities
Accounts receivable	(10,809)	(18,904)
Inventories	(91,517)	17,139
Current and other assets	17,769	(32,887)
Trade accounts payable	13,455	9,910
Accrued and other liabilities	(18,905)	135,756
Deferred income on shipments to distributors	(1,876)	(2,498)

Net cash provided by operating activities	116,673	119,612

Cash flows from investing activities
Acquisitions of fixed assets	(55,145)	(28,398)
Proceeds from the sale of business, net of cash	1,597	-
Proceeds from the sale of fixed assets	913	652
Acquisition of business	(819)	-
Acquisitions of intangible assets	(2,000)	(2,000)
Purchases of marketable securities	-	(11,129)
Sales or maturities of marketable securities	10,339	24,308

Net cash used in investing activities	(45,115)	(16,567)

Cash flows from financing activities
Principal payments on debt	(85)	(10,813)
Proceeds from issuance of common stock	19,248	5,792
Repurchase of common stock	(112,812)	-
Tax payments related to shares withheld for vested restricted stock units	(57,411)	(2,211)
Excess tax benefit on stock-based compensation	20,367	-

Net cash used in financing activities	(130,693)	(7,232)

Effect of exchange rate changes on cash and cash equivalents	1,542	(6,434)

Net (decrease) increase in cash and cash equivalents	(57,593)	89,379

Cash and cash equivalents at beginning of the period	501,455	437,509

Cash and cash equivalents at end of the period	$443,862	$526,888

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, employee data, and where otherwise indicated)
(Unaudited)

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (the "Company" or "Atmel") and its subsidiaries as of June 30, 2011 and the results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the three and six months ended June 30, 2011 and 2010. All intercompany balances have been eliminated. Because all of the disclosures required by U.S. generally accepted accounting principles are not included, as permitted by the rules of the Securities and Exchange Commission (the "SEC"), these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 year-end condensed balance sheet data was derived from the Company's audited consolidated financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and does not include all of the disclosures required by U.S. generally accepted accounting principles. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, or for the entire year.

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

        In the three months ended June 30, 2011, the Company recorded an out of period adjustment to reverse test and assembly subcontractor accruals for $6,908, related to cost of revenues for the three month periods ended March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010. In addition, in the three months ended June 30, 2011, the Company corrected excess depreciation for certain fixed assets for $1,731, related to research and development for the three month periods ended March 31, 2011 and December 31, 2010. The correction of these errors resulted in an increase to the Company's net income of $8,639 for the three months ended June 30, 2011. Management assessed the impact of these errors and concluded that the amounts are not material, either individually or in the aggregate, to any of the prior periods' annual or interim financial statements, nor is the impact of the errors in the three months ended June 30, 2011 expected to be material to the full year 2011 financial statements. On that basis, the Company has recorded the correction to all periods in the three months ended June 30, 2011.

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

        Inventories are comprised of the following:

	June 30, 2011	Revised March 31, 2011	December 31, 2010
	(in thousands)
Raw materials and purchased parts	$28,497	$24,553	$12,689
Work-in-progress	230,649	168,264	158,599
Finished goods	107,524	125,711	105,362

	$366,670	$318,528	$276,650

        As of March 31, 2011, the Company had incorrectly reported work-in progress and finished goods as $125,711 and $168,264, respectively, which had no impact to ending inventories on the condensed consolidated balance sheet. The accurate amounts for work-in-progress and finished goods in the period ended March 31, 2011 are $168,264 and $125,711, respectively, as shown in the table above.

Recent Accounting Pronouncements

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under U.S. GAAP and International Financial Reporting Standards ("IFRS"). With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This update eliminates that option. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements under U.S. GAAP and IFRS. Consequently, the amendments describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements as well as improving consistency in application across jurisdictions to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity's shareholders' equity. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

Note 2 INVESTMENTS

        Investments at June 30, 2011 and December 31, 2010 are primarily comprised of corporate equity securities, U.S. and foreign corporate debt securities and auction-rate securities.

        All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders' equity on the Company's condensed consolidated balance sheets as a component of accumulated other comprehensive income. Gross realized gains or losses are recorded based on the specific identification method. For the three and six months ended June 30, 2011, the Company's gross realized gains or losses on short-term investments were not material. For the three and six months ended June 30, 2010, the Company recorded gross realized gains of $2,155 from the sale of short-term investments, which are included in interest and other (expense) income, net in the condensed consolidated statements of operations. The Company's investments are further detailed in the table below:

	June 30, 2011		December 31, 2010
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
	(in thousands)
Corporate equity securities	$60	$127	$87	$158
Auction-rate securities	2,220	2,251	2,220	2,251
Corporate debt securities and other obligations	9,379	9,352	19,686	19,416

	$11,659	$11,730	$21,993	$21,825

Unrealized gains	98		126
Unrealized losses	(27)		(294)

Net unrealized gains (losses)	71		(168)

Fair value	$11,730		$21,825

Amount included in short-term investments		$9,479		$19,574
Amount included in other assets		2,251		2,251

		$11,730		$21,825

        For the three and six months ended June 30, 2011, auctions for auction-rate securities held by the Company have continued to fail and as a result these securities continued to be illiquid. The Company concluded that $2,220 (adjusted cost) of these securities are unlikely to be liquidated within the next twelve months and classified these securities as long-term investments, which are included in other assets on the condensed consolidated balance sheets.

        Contractual maturities (at adjusted cost) of available-for-sale debt securities as of June 30, 2011, were as follows:

(in thousands)
Due within one year	$7,296
Due in 1-5 years	2,083
Due in 5-10 years	-
Due after 10 years	2,220

Total	$11,599

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

        The table below presents the balances of investments measured at fair value on a recurring basis at June 30, 2011:

	June 30, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$11,716	$11,716	$-	$-
Short-term investments
Corporate equity securities	127	127	-	-
Corporate debt securities, including government-backed securities	9,352	-	9,352	-
Other assets				-
Auction-rate securities	2,251	-	-	2,251
Deferred compensation plan assets	4,753	4,753	-	-

Total	$28,199	$16,596	$9,352	$2,251

        The table below presents the balances of investments measured at fair value on a recurring basis at December 31, 2010:

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$-	$-	$-	$-
Short-term investments
Corporate equity securities	158	158	-	-
Corporate debt securities, including U.S. government-backed securities	19,416	-	19,416	-
Other assets				-
Auction-rate securities	2,251	-	-	2,251
Deferred compensation plan assets	3,783	3,783	-	-

Total	$25,608	$3,941	$19,416	$2,251

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

        Auction-rate securities are classified within Level 3 as significant assumptions that are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of total assets as of June 30, 2011 and December 31, 2010.

        A summary of the changes in Level 3 assets measured at fair value on a recurring basis is as follows:

	Balance at January 1, 2011	Total Unrealized Gains	Sales and Other Settlements	Balance at June 30, 2011
	(in thousands)
Auction-rate securities	$2,251	$-	$-	2,251

Total	$2,251	$-	$-	$2,251

	Balance at January 1, 2010	Total Unrealized Gains	Sales and Other Settlements	Balance at December 31, 2010
	(in thousands)
Auction-rate securities	$5,392	$9	$(3,150)	2,251

Total	$5,392	$9	$(3,150)	$2,251

Note 4 STOCKHOLDERS' EQUITY

Stock-Based Compensation

        The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units, performance-based restricted stock units and employee stock purchases for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Cost of revenues	$2,347	$2,187	$4,640	$3,864
Research and development	4,786	6,301	10,768	9,585
Selling, general and administrative	7,124	13,162	17,738	18,173

Total stock-based compensation expense, before income taxes	14,257	21,650	33,146	31,622
Tax benefit	(2,433)	-	(5,077)	-

Total stock-based compensation expense, net of income taxes	$11,824	$21,650	$28,069	$31,622

        The table above excludes stock-based compensation (credit) of $0 and $(3,065) for the three and six months ended June 30, 2010, respectively, which are classified within acquisition-related charges (credits) in the condensed consolidated statements of operations.

        Non-employee stock-based compensation expense for the three and six months ended June 30, 2011 and 2010 was not material.

Stock Options, Restricted Stock Units and Employee Stock Purchase Plan

        The 2005 Stock Plan was approved by stockholders on May 11, 2005. On May 18, 2011, at the Company's 2011 Annual Stockholder Meeting, the Company's stockholders approved an amendment and restatement of the 2005 Stock Plan, and, in connection with that amendment and restatement, added 19,000 shares to the 2005 Stock Plan. As of June 30, 2011, 133,000 shares were authorized for issuance under the 2005 Stock Plan, and 23,639 shares of common stock remained available for grant. Under Atmel's 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

        Activity under Atmel's 2005 Stock Plan is set forth below:

		Outstanding Options
				Weighted- Average Exercise Price per Share
	Available for Grant	Number of Options	Exercise Price per Share
	(in thousands, except per share data)
Balances, December 31, 2010	11,463	12,660	$1.68-$14.94	$4.35
Restricted stock units issued	(642)	-	-	-
Adjustment for restricted stock units issued	(501)	-	-	-
Performance-based restricted stock units issued	(9)	-	-	-
Adjustment for performance-based restricted stock units issued	(7)	-	-	-
Restricted stock units cancelled	152	-	-	-
Adjustment for restricted stock units cancelled	119	-	-	-
Options cancelled/expired/forfeited	22	(22)	$3.59-$14.94	6.68
Options exercised	-	(2,467)	$1.80-$13.77	4.61

Balances, March 31, 2011	10,597	10,171	$1.68-$13.77	$4.28
Additional shares authorized	19,000	-	-	-
Restricted stock units issued	(461)	-	-	-
Adjustment for restricted stock units issued	(332)	-	-	-
Performance-based restricted stock units issued	(3,409)	-	-	-
Adjustment for performance-based restricted stock units issued	(2,079)	-	-	-
Restricted stock units cancelled	172	-	-	-
Adjustment for restricted stock units cancelled	134	-	-	-
Options cancelled/expired/forfeited	17	(17)	$2.11-4.92	3.58
Options exercised	-	(1,008)	$1.80-13.77	4.28

Balance, June 30, 2011	23,639	9,146	$1.68-$10.01	$4.28

        Restricted stock units are granted from the pool of options available for grant. As a result of the amendment and restatement of the 2005 Stock Plan, every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), and stock purchase rights issued on or after May 18, 2011 (the date on which the amendment and restatement became effective) is counted against the numerical limit for options available for grant as 1.61 shares in the table above, except that restricted stock, restricted stock units (including performance-based restricted stock units), and stock purchase rights issued prior to May 18, 2011, continue to be governed by an earlier amendment to the 2005 Stock Plan undertaken in 2008, which provided for a numerical limit of 1.78 shares. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements granted on or after May 18, 2011 are cancelled, forfeited or repurchased by the Company and would otherwise return to the 2005 Stock Plan, 1.61 times the number of those shares will return to the 2005 Stock Plan and will again become available for issuance. The Company issued 3,573 shares of restricted stock units from May 18, 2011 to June 30, 2011 (net of cancellations) resulting in a reduction of 5,751 shares available for grant under the 2005 Stock Plan.

        The Company issued 36,098 restricted stock units from May 14, 2008 to May 17, 2011 (net of cancellations), resulting in a reduction of 64,254 shares available for grant under the 2005 Stock Plan, based on the 1.78 numerical limit in effect until May, 18, 2011.

        In the three and six months ended June 30, 2011, 952 and 1,877 restricted stock units vested, respectively, including 316 and 704 units withheld for taxes, respectively. These vested restricted stock units had a weighted-average fair value of $14.68 and $15.29 per share, on the vesting dates, respectively. As of June 30, 2011, total unearned stock-based compensation related to nonvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $136,760, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.94 years.

        In the three and six months ended June 30, 2010, 539 and 1,122 restricted stock units vested, respectively, including 194 and 376 units withheld for taxes, respectively. These vested restricted stock units had a weighted-average fair value of $5.28 and $5.11 per share on the vesting dates, respectively.

        Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying such restricted stock units are not considered issued and outstanding. Upon vesting of restricted stock units, shares withheld by the Company to pay taxes are retired.

Performance-Based Restricted Stock Units

        In the three months ended June 30, 2011, 8,476 performance-based restricted stock units issued under the Company's 2008 Incentive Plan (the "2008 Plan") vested upon board of director approval on May 23, 2011 as a result of the Company achieving all of the performance criteria as of March 31, 2011. A total of 5,127 shares were issued to participants, net of withholding taxes, which represented all remaining shares available under the 2008 Plan. These vested performance-based restricted stock units had a weighted average value of $14 per share on the vesting date. The Company recorded total stock-based compensation expense related to performance-based restricted stock units of $14,058 and $15,044 in the three and six months ended June 30, 2010, respectively, and $6,511 in the six months ended June 30, 2011.

        In May 2011, the Company adopted the 2011 Long-Term Performance-Based Incentive Plan (the "2011 Plan"), which provides for the grant of restricted stock units to eligible employees; vesting of these restricted stock units is subject to the satisfaction of specified performance metrics over the designated performance periods. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013, consisting of three one year performance periods (calendar years 2011, 2012 and 2013) and a three year cumulative performance period. The Company issued 3,409 performance-based restricted stock units under the 2011 Plan and recorded stock based compensation expense related to these performance-based restricted stock units of $624 in the three months ended June 30, 2011.

Stock Option Awards

        No stock options were granted during the three and six months ended June 30, 2011. In the three and six months ended June 30, 2010, 82 and 239 stock options were granted, respectively.

        As of June 30, 2011, total unearned compensation expense related to unvested stock options was approximately $7,597, excluding forfeitures, and is expected to be recognized over a weighted-average period of 0.98 years.

Employee Stock Purchase Plan

        Under the 1991 Employee Stock Purchase Plan ("1991 ESPP"), qualified employees are entitled to purchase shares of Atmel's common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the six-month offering period or at 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee's eligible compensation. There were no purchases in the three months ended June 30, 2011 and 2010. There were 835 and 1,048 shares purchased under the 1991 ESPP for the six months ended June 30, 2011 and 2010, respectively, at an average price per share of $4.85 and $3.28, respectively. The remaining 1,888 shares available under the 1991 plan expired in the three months ended March 31, 2011. In 2010, the Company's stockholders approved a new 2010 Employee Stock Purchase Plan ("2010 ESPP") and authorized 25,000 shares for issuance under the 2010 ESPP. The 2010 ESPP became effective for the current offering period. The 1991 ESPP and the 2010 ESPP are collectively referred to as the "Company ESPPs."

        The fair value of each purchase under the Company's ESPPs is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. The following assumptions were utilized to determine the fair value of the Company ESPPs shares:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Risk-free interest rate	0.17%	0.18%	0.17%	0.18%
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	41%	41%	41%	41%
Expected dividend yield	-	-	-	-

        The weighted-average fair value of the rights to purchase shares under the Company ESPPs for offering periods started for the six months ended June 30, 2011 and the six months ended June 30, 2010 was $3.16 and $0.77, respectively. Cash proceeds for the issuance of shares under the Company's ESPPs was $4,054 and $3,437 for the six months ended June 30, 2011 and 2010, respectively.

  Common Stock Repurchase Program

        In August 2010, Atmel's Board of Directors announced a $200,000 stock repurchase program. In May 2011, Atmel's Board of Directors announced the addition of another $300,000 to the Company's existing repurchase program. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company's cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities.

        During the three and six months ended June 30, 2011, Atmel repurchased 2,031 and 7,731 shares of its common stock on the open market at an average repurchase price of $13.64 and $14.59 per share, respectively, excluding commission, and subsequently retired those shares. Common stock and additional paid-in capital were reduced by $27,695 and $112,812, excluding commission, for the three and six months ended June 30, 2011, respectively, as a result of the stock repurchases. As of June 30, 2011, $297,972 remained available for repurchase under this program.

Note 5 ACCUMULATED OTHER COMPREHENSIVE INCOME

        Comprehensive income (loss) is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income (loss) for the Company arises from foreign currency translation adjustments, actuarial gains related to defined benefit pension plans and net unrealized losses on investments. The components of accumulated other comprehensive income at June 30, 2011 and December 31, 2010, net of tax, are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Foreign currency translation adjustments	$16,303	$14,588
Actuarial gains related to defined benefit pension plans	2,886	1,909
Net unrealized gain (loss) on investments	71	(168)

Total accumulated other comprehensive income	$19,260	$16,329

        The components of comprehensive income (loss) in the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Net income (loss)	$90,870	$(36,443)	$165,423	$(19,828)

Other comprehensive income (loss):
Foreign currency translation adjustments	1,595	(19,311)	1,715	(36,746)
Release of currency translation adjustment	-	(97,367)	-	(97,367)
Actuarial gains (losses) related to defined benefit pension plans	433	(423)	977	(1,296)
Unrealized gains (losses) on investments	73	(2,116)	239	(2,053)

Other comprehensive income (loss)	2,101	(119,217)	2,931	(137,462)

Total comprehensive income (loss)	$92,971	$(155,660)	$168,354	$(157,290)

Note 6 COMMITMENTS AND CONTINGENCIES

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

  Purchase Commitments

        At June 30, 2011, the Company had certain commitments which were not included on the condensed consolidated balance sheet at that date. These include outstanding capital purchase commitments of $9,809, wafer purchase commitments of approximately $11,336 under the Company's supply agreement with Telefunken Semiconductors GmbH & Co. KG and wafer purchase commitments of approximately $290,825 under the Company's supply agreement with LFoundry GmbH ("LFoundry").

  Contingencies

  Legal Proceedings

        The Company is party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statement of cash flows. If, however, an unfavorable ruling were to occur in any of the legal proceedings described below, there exists the possibility of a material adverse effect on the Company's financial position, results of operations and cash flows. The Company has accrued for losses related to the litigation described below that it considers probable and for which the loss can be reasonably estimated. In the event that a loss cannot be reasonably estimated, it has not accrued for such losses. The Company continues to monitor these matters; its determination could change, however, and the Company may decide, at some future date, to establish an appropriate reserve. With respect to each of the matters below, except where noted otherwise, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at June 30, 2011. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted, management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

        Matheson Litigation.    On September 28, 2007, Matheson Tri-Gas ("MTG") filed suit against the Company in Texas state court in Dallas County. Plaintiff alleges claims for: (1) breach of contract for the Company's alleged failure to pay minimum payments under a purchase requirements contract; (2) breach of contract under a product supply agreement; and (3) breach of contract for failure to execute a process gas agreement. MTG seeks unspecified damages, pre- and post-judgment interest, attorneys' fees and costs. In late November 2007, the Company filed its answer denying liability. In July 2008, the Company filed an amended answer, counterclaim and cross claim seeking among other things a declaratory judgment that a termination agreement cut off any claim by MTG for additional payments. In an Order entered on June 26, 2009, the Court granted the Company's motion for partial summary judgment dismissing MTG's breach of contract claims relating to the requirements contract and the product supply agreement. The parties dismissed the remaining claims and, on August 26, 2009, the Court entered a Summary Judgment Order and Final Judgment. MTG filed a Motion to Modify Judgment and Notice of Appeal on September 24, 2009. On July 27, 2011, the Texas Court of Appeals affirmed the trial court's judgment. The Company does not know yet whether MTG will seek a rehearing by the Court of Appeals or appeal the decision to the Supreme Court of Texas. The Company intends to continue vigorously defending the case, and has accrued for estimated potential losses, which amount is not material.

        Distributor Litigation.    On June 3, 2009, the Company filed an action in Santa Clara County Superior Court against three of its now-terminated Asia-based distributors, NEL Group Ltd. ("NEL"), Nucleus Electronics (Hong Kong) Ltd. ("NEHK") and TLG Electronics Ltd. ("TLG"). The Company seeks, among other things, to recover $8,500 owed it, plus applicable interest and attorneys fees. On June 9, 2009, NEHK separately sued Atmel in Santa Clara County Superior Court, alleging that Atmel's suspension of shipments to NEHK on September 23, 2008 — one day after TLG appeared on the Department of Commerce, Bureau of Industry and Security's Entity List — breached the parties' International Distributor Agreement. NEHK also alleges that Atmel libeled it, intentionally interfered with contractual relations and/or prospective business advantage, and violated California Business and Professions Code Sections 17200 et seq. and 17500 et seq. Both matters now have been consolidated. On July 29, 2009, NEL filed a cross-complaint against Atmel that alleges claims virtually identical to those NEHK has alleged. NEL and NEHK are seeking damages of up to $50,000. On March 28, 2011, the Court entered an order requiring that NEL (and/or certain of its subsidiaries, including NEHK) deposit $2,900 in a court-administered account until final disposition of the litigation or a further court order. The Court ordered the funds deposited after it found this amount to be the current "gain" realized from certain restructuring transactions NEL and NEHK completed in violation of the Court's October 22, 2009 preliminary injunction prohibiting such restructuring. Despite the order, to date, no funds have been deposited with the Court. On June 3, 2011, both NEL and NEHK's counsel withdrew from the case and, as of the date of this Form 10-Q, have not been replaced. No trial date has yet been set and discovery is not yet complete. Should the case continue, Atmel intends to prosecute its claims and defend the NEHK/NEL claims vigorously. TLG did not answer, and the Court entered a default judgment of $2,697 on November 23, 2009.

        French Labor Litigation.    On July 24, 2009, 56 former employees of Atmel's Nantes facility filed claims in the First Instance labour court, Nantes, France against the Company and MHS Electronics claiming that (1) the Company's sale of the Nantes facility to MHS (XbyBus SAS) in 2005 did not result in the transfer of their labor agreements to MHS, and (2) these employees should still be considered Atmel employees, with the right to claim related benefits from Atmel. Alternatively, each employee seeks damages of at least 45 Euros and court costs. Five of the original 56 plaintiffs later dropped out of the case — leaving 51 remaining plaintiffs. A ruling is expected on September 21, 2011. These claims are similar to those filed in the First Instance labour court in October 2006 by 47 other former employees of Atmel's Nantes facility (MHS was not named a defendant in the earlier claims). On July 24, 2008, the judge hearing the earlier claims issued an oral ruling in favor of the Company, finding that there was no jurisdiction for those claims by certain "protected employees," and denying the claims as to all other employees. Forty of those earlier plaintiffs appealed, and on February 11, 2010, the Court of Appeal of Rennes, France affirmed the lower court's ruling. Plaintiffs' time to appeal has expired and the earlier litigation now is concluded.

        Azure Litigation.    On December 22, 2010, Azure Networks, LLC, a non-practicing entity, and Tri-County Excelsior Foundation, a non-profit organization, sued Atmel and several other semiconductor companies for patent infringement in the United States District Court for the Eastern District of Texas. In a First Amended Complaint filed on April 18, 2011, Plaintiffs alleged that Atmel makes, uses, offers for sale, sells, and/or imports into or within the United States RF transceivers that, when integrated with certain Zigbee-compliant software that Atmel provides, allegedly induce the infringement of United States Patent Number 7,020,501 (entitled "Energy Efficient Forwarding in Ad-Hoc Wireless Networks"). On May 5, 2011, Atmel filed counterclaims seeking a declaration that the '501 patent is invalid and not infringed. On July 11, 2011, the Court granted Atmel and plaintiffs' joint motion to dismiss without prejudice all claims and counterclaims, resulting in the conclusion of this matter.

        Infineon Litigation.    On April 11, 2011, Infineon Technologies A.G. and Infineon Technologies North America Corporation (collectively, "Infineon") filed a patent infringement lawsuit against Atmel in the United States District Court for the District of Delaware. Infineon alleges that Atmel is infringing 11 Infineon patents and seeks a declaration that three Atmel patents are either invalid or not infringed. On July 5, 2011, Atmel answered Infineon's complaint, and filed counterclaims seeking a declaration that each of the 11 asserted Infineon patents is invalid and not infringed. Atmel also counterclaimed for infringement of six Atmel patents and breach of contract related to Infineon's breach of a confidentiality agreement. On July 29, 2011, Infineon answered Atmel's counterclaims and sought a declaration that Atmel's newly-asserted patents were either invalid or not infringed. The Company intends to prosecute its claims and defend vigorously against Infineon's claims.

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

        The following table summarizes the activity related to the product warranty liability for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Balance at beginning of period	$4,908	$4,394	$4,019	$4,225
Accrual for warranties during the period, net of change in estimates	1,653	493	3,857	2,166
Actual costs incurred	(1,454)	(778)	(2,769)	(2,282)

Balance at end of period	$5,107	$4,109	$5,107	$4,109

        Product warranty liability is included in accrued and other liabilities on the condensed consolidated balance sheets.

  Guarantees

        During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of June 30, 2011, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements was $1,850. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.

Note 7 INCOME TAXES

        The Company estimates its annual effective tax rate at the end of each quarter. In making these estimates, the Company considers, among other things, annual pre-tax income, the geographic mix of pre-tax income and the application and interpretations of tax laws, treaties and judicial developments, in collaboration with its tax advisors, and possible outcomes of audits.

        The following table presents the (provision for) benefit from income taxes and the effective tax rates:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands, except for percentages)
Income (loss) before income taxes	$109,691	$(76,101)	$194,039	$(56,843)
(Provision for) benefit from income taxes	(18,821)	39,658	(28,616)	37,015
Effective tax rate	17.16%	-52.11%	14.75%	-65.12%

        The Company's effective tax rate for the three and six months ended June 30, 2011 is lower than the statutory federal income tax rate of 35% primarily due to tax rate benefits of certain earnings from the Company's operations in jurisdictions with lower tax rates than the U.S. These benefits result primarily from a global restructuring implemented during the quarter ended March 31, 2011. The effective tax rate for the three months and six months ended June 30, 2010 was substantially lower than the statutory federal income tax rate of 35% primarily due to the recognition of certain refundable R&D credits and a net discrete income tax benefit associated with the sale of the Company's wafer manufacturing operations in Rousset, France, as management determined that this benefit will more likely than not be realized.

        The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company's 2000 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 2007 through 2010 tax years generally remain subject to examination by their respective tax authorities.

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

        At June 30, 2011 and December 31, 2010, the Company had $66,726 and $63,593 of unrecognized tax benefits, respectively. It is reasonably possible that the total amount of unrecognized tax benefits will decrease in the next 12 months. Such changes could occur based on the conclusion of ongoing tax audits in various jurisdictions around the world. During the three months ended June 30, 2011, the Company released reserves of $2,525 related to effective audit settlement of refundable R&D credits for the tax years 2008-2009. The Company expects to release additional reserves due to the expiration of statutes of limitation and potential adjustments of unrecognized tax benefits from audits in the range of $1,000 to $7,000 during the remainder of the year ending December 31, 2011. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business.

Note 8 PENSION PLANS

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

        The aggregate net pension expense relating to the two plan types are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Service costs	$311	$149	$629	$573
Interest cost	326	219	651	595
Amortization of actuarial loss (gain)	14	(5)	68	(4)
Settlement and other related losses (gains)	-	907	(726)	907

Net pension expense	$651	$1,270	$622	$2,071

        Settlement and other related gains of $726 for the six months ended June 30, 2011 related to restructuring activity in the Company's Rousset, France operations initiated in the second quarter of 2010.

        The Company's net pension cost for 2011 is expected to be approximately $2,591. Cash funding for benefits paid was $43 and $76 for the three and six months ended June 30, 2011. Cash funding for benefits to be paid for 2011 is expected to be approximately $417.

Note 9 OPERATING AND GEOGRAPHICAL SEGMENTS

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

        The Company evaluates segment performance based on revenues and income from operations excluding acquisition-related charges (credits), restructuring charges, asset impairment charges, and loss (gain) on sale of assets. Interest and other (expense) income, net, foreign exchange gains and losses and income taxes are not measured by operating segment. Because the Company's segments reflect the manner in which management reviews its business, they necessarily involve subjective judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect products, technologies or applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in management reassessing specific segments and the elements included within each of those segments. Recent events may affect the manner in which the Company presents segments in the future.

        Segments are defined by the products they design and sell. They do not make sales to each other. The Company's net revenues and segment income (loss) from operations for each reportable segment for the three and six months ended June 30, 2011 and 2010 are as follows:

  Information about Reportable Segments

	Micro- Controllers	Nonvolatile Memories	RF and Automotive	ASIC	Total
	(in thousands)
Three months ended June 30, 2011
Net revenues from external customers	$302,192	$71,263	$52,571	$52,616	$478,642
Segment income from operations	75,450	16,171	5,397	15,001	112,019
Three months ended June 30, 2010
Net revenues from external customers	197,601	73,554	45,282	76,924	393,361
Segment income (loss) from operations	24,335	8,134	3,068	(5,667)	29,870
Six months ended June 30, 2011
Net revenues from external customers	$596,018	$134,635	$103,424	$105,992	$940,069
Segment income from operations	149,257	29,788	10,807	24,383	214,235
Six months ended June 30, 2010
Net revenues from external customers	348,508	151,054	91,755	150,593	741,910
Segment income (loss) from operations	35,694	12,423	2,424	(6,687)	43,854

        The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment's performance.

  Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Total segment income from operations	$112,019	$29,870	$214,235	$43,854
Unallocated amounts:
Acquisition-related (charges) credits	(1,019)	(1,167)	(2,050)	734
Restructuring charges	-	(1,614)	(21,210)	(2,583)
Asset impairment charges	-	(11,922)	-	(11,922)
(Loss) gain on sale of assets	-	(94,052)	1,882	(94,052)

Consolidated income (loss) from operations	$111,000	$(78,885)	$192,857	$(63,969)

        Geographic sources of revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
United States	$65,328	$63,363	$134,855	$125,384
Germany	59,169	50,060	119,399	98,815
France	8,424	17,071	17,419	33,517
Japan	14,697	10,371	29,553	19,537
China, including Hong Kong	143,530	124,013	270,672	225,259
Singapore	12,129	11,260	23,289	20,758
South Korea	51,690	27,965	102,905	42,597
Taiwan	52,235	22,384	93,894	43,744
Rest of Asia-Pacific	13,560	16,919	34,356	31,024
Rest of Europe	50,521	43,146	101,061	88,608
Rest of the World	7,359	6,809	12,666	12,667

Total net revenues	$478,642	$393,361	$940,069	$741,910

        Net revenues are attributed to countries based on the locations to where the Company ships.

        No single customer accounted for more than 10% of net revenues in any of the three or six months ended June 30, 2011 and 2010. Two distributors accounted for approximately 11% and 17% of accounts receivable at June 30, 2011. Two distributors accounted for approximately 14% and 12% of accounts receivable at December 31, 2010.

        Locations of long-lived assets as of June 30, 2011 and December 31, 2010 were as follows:

	2011	2010
	(in thousands)
United States	$95,711	$106,052
Germany	19,821	18,963
France	30,363	30,674
Philippines	75,332	65,049
Asia-Pacific	66,593	47,524
Rest of Europe	9,073	13,513

Total	$296,893	$281,775

        Excluded from the table above are auction-rate securities of $2,251 as of both June 30, 2011 and December 31, 2010, which are included in other assets on the condensed consolidated balance sheets. Also excluded from the table above as of June 31, 2011 and December 31, 2010 are goodwill of $57,199 and $54,676, respectively, intangible assets, net of $14,057 and $17,603, respectively, and deferred income tax assets of $144,206 and $140,562, respectively.

Note 10 LOSS (GAIN) ON SALE OF ASSETS AND ASSET IMPAIRMENT CHARGES

  Dream

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

  Rousset, France

Loss on Sale of Assets

        On June 23, 2010, the Company closed the sale of its manufacturing operations in Rousset, France to LFoundry GmbH ("LFoundry"). Under the terms of the agreement, the Company transferred manufacturing assets and related liabilities (valued at $61,646) to the buyer in return for nominal cash consideration. In connection with the sale, the Company entered into certain other ancillary agreements, including a Manufacturing Services Agreement ("MSA") under which the Company will purchase wafers from LFoundry for four years following the closing on a "take-or-pay" basis. Upon closing of this transaction, the Company recorded a loss on sale of $94,052, which is summarized in the following table:

Three Months Ended
(in thousands)	June 30, 2010
Net assets transferred	$61,646
Fair value of Manufacturing Services Agreement	92,417
Currency translation adjustment	(97,367)
Severance cost liability	27,840
Transition services	4,746
Selling costs	3,173
Other related costs	1,597

Loss on Sale of Assets	$94,052

        As future wafer purchases under the MSA were negotiated at pricing above their fair value, the Company recorded a liability in conjunction with the sale, representing the present value of the unfavorable purchase commitment. The Company obtained current market prices for wafers from unaffiliated, well-known third party foundries, taking into consideration minimum volume requirements as specified in the contract, process technology, industry pricing trends and other factors. The Company determined that the difference between the contract prices and the market prices over the term of the agreement totaled $103,660 as of June 30, 2010. The present value of this liability totaled $92,417 (discount rate of 7%) and is included in loss on sale of assets in the consolidated statements of operations. The discount rate was determined based on publicly-traded debt for companies comparable to the Company. The present value of the liability will be recognized as a credit to cost of revenues over the term of the MSA as the wafers are purchased and the present value discount of $11,243 will be recognized as interest expense over the same term. In the three and six months ended June 30, 2011 the Company reduced the liability by approximately $7,854 and $15,708, respectively, offset in part by interest expense of approximately $1,250 and $2,500, respectively.

        The sale of the Rousset, France manufacturing operations resulted in the substantial liquidation of the Company's investment in its European manufacturing facilities, and accordingly, the Company recorded a gain of $97,367 related to currency translation adjustments that was previously recorded within stockholders' equity, as the Company concluded, based on guidance related to foreign currency, that it should similarly release all remaining related currency translation adjustments.

        As part of the sale, the Company agreed to reimburse LFoundry for specified severance costs expected to be incurred subsequent to the sale. The Company entered into an escrow agreement in which the Company agreed to remit funds to LFoundry for the required benefits and payments to those employees who are determined to be part of the approved departure plan. The Company recorded a liability of $27,840 as a component of the loss on sale. This amount was paid to the escrow account in the first quarter of 2011.

        As part of the sale of the manufacturing operations, the Company incurred $4,746 in software/hardware and consulting costs to set up a separate, independent IT infrastructure for LFoundry. These costs were incurred to facilitate, and as a condition of, the sale to LFoundry; the IT infrastructure provided no benefit to the Company and the costs related to those efforts would not have been incurred if the Company were not selling the manufacturing operations. Therefore, the direct and incremental consulting costs associated with these services were recorded as part of the loss on sale. The Company also incurred $1,597 of other costs related to the sale, including performance-based bonuses of $497 for non-executive Company employees responsible for assisting in the completion of the sale to LFoundry.

        The Company also incurred direct and incremental consulting costs of $3,173, which represented broker commissions and legal fees associated with the sale to LFoundry.

        The Company has retained a minority equity interest in the manufacturing operations ("the entity") sold to LFoundry. This equity interest provides limited protective rights to the Company, but no decision-making rights that are significant to the economic performance of the entity. The Company is an equity holder that is shielded from economic losses and does not participate fully in the entity's residual economics; accordingly, the Company has concluded that its interest in the entity is a variable interest entity ("VIE"). A VIE must be consolidated into the Company's financial statements if the Company is its primary beneficiary; a primary beneficiary means an entity having the power to direct the activities that most significantly impact the VIE's economic performance or having the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In determining whether the Company is the primary beneficiary, it identified the significant activities of the VIE and the parties that have the power to direct them, determined the equity, profit and loss participation, and reviewed the funding and operating agreements. Based on the above factors, the Company determined that it is not the primary beneficiary and hence will not consolidate the VIE. As part of the sale, the Company entered into a wafer supply agreement, an arrangement to reimburse specified employee severance costs that LFoundry may incur, and has leased land and a building to LFoundry. The Company's maximum exposure related to these arrangements is not expected to be significantly in excess of the amounts recorded and it does not intend to provide any other support to the VIE, financial or otherwise.

Asset Impairment Charges

        The asset disposal group the Company initially expected to transfer to LFoundry was determined as of December 31, 2009 when the Company reclassified $83,260 in long-term assets as held for sale. Following negotiation with LFoundry, the Company determined that certain assets should instead remain with the Company. As a result, the Company reclassified property and equipment to held and used in the quarter ended June 30, 2010. In connection with this reclassification, the Company assessed the fair value of these assets to be retained and concluded that the fair value of the assets was lower than its carrying value less depreciation expense that would have been recognized had the assets been continuously classified as held and used. As a result, the Company recorded an asset impairment charge of $11,922 in the three months ended June 30, 2010.

Note 11 RESTRUCTURING CHARGES

        The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three and six months ended June 30, 2011 and 2010.

	January 1, 2011 Accrual	Charges	Payments	Currency Translation Adjustment	March 31, 2011 Accrual	Charges	Payments	Currency Translation Adjustment	June 30, 2011 Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$-	$-	$-	$1,592	$-	$-	$-	$1,592	(2)
Second quarter of 2008
Employee termination costs	3	-	-	-	3	-	-	-	3
Third quarter of 2008
Employee termination costs	460	-	-	16	476	-	-	11	487
First quarter of 2009
Other restructuring charges	136	-	(45)	-	91	-	(46)	-	45
Second quarter of 2010
Employee termination costs	1,286	21,210	(1,972)	735	21,259	-	(3,428)	430	18,261

Total 2011 activity	$3,477	$21,210	$(2,017)	$751	$23,421	$-	$(3,474)	$441	$20,388	(1)

(1)
Accrued restructuring charges are classified within accrued and other liabilities on the condensed consolidated balance sheets and are expected to be paid prior to June 30, 2012.

(2)
Relates to a contractual obligation, which is currently subject to litigation.

	January 1, 2010 Accrual	Charges	Payments	Currency Translation Adjustment	March 31, 2010 Accrual	Charges	Payments	Currency Translation Adjustment	June 30, 2010 Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$-	$-	$-	$1,592	$-	$-	$-	$1,592
Second quarter of 2008
Employee termination costs	4	-	-	(1)	3	-	-	-	3
Third quarter of 2008
Employee termination costs	557	-	-	(37)	520	-	-	(30)	490
First quarter of 2009
Employee termination costs	-	969	(398)	-	571	11	(184)	(39)	359
Other restructuring charges	318	-	(46)	-	272	-	(45)	-	227
Second quarter of 2010	-	-	-	-	-	-		-	-
Employee termination costs	-	-	-	-	-	1,603	-	(76)	1,527

Total 2010 activity	$2,471	$969	$(444)	$(38)	$2,958	$1,614	$(229)	$(145)	$4,198

2011 Restructuring Charges

        In the six months ended June 30, 2011, the Company implemented cost reduction actions, primarily targeting reduction of labor costs. The Company incurred no restructuring charges in the three months ended June 30, 2011 and incurred restructuring charges of $21,210 in the six months ended June 30, 2011 related to severance costs resulting from involuntary termination of 89 employees at the Company's Rousset, France subsidiary. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.

2010 Restructuring Charges

        In the three and six months ended June 30, 2010, the Company incurred restructuring charges of $1,614 and $2,583, respectively, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.

Note 12 NET INCOME (LOSS) PER SHARE

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

        A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands, except per share data)
Net income (loss)	$90,870	$(36,443)	$165,423	$(19,828)

Weighted-average shares - basic	456,753	460,249	456,622	458,508
Incremental shares and share equivalents	13,129	-	13,519	-

Weighted-average shares - diluted	469,882	460,249	470,141	458,508

Net income (loss) per share:
Basic
Net income (loss) per share - basic	$0.20	$(0.08)	$0.36	$(0.04)

Diluted
Net income (loss) per share - diluted	$0.19	$(0.08)	$0.35	$(0.04)

        The Company's anti-dilutive shares for the three and six months ended June 30, 2011 and 2010 were not material.

Note 13 INTEREST AND OTHER (EXPENSE) INCOME, NET

        Interest and other (expense) income, net, are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Interest and other (expense) income	$(279)	$2,078	$111	$2,585
Interest expense	(1,913)	(1,109)	(3,614)	(2,357)
Foreign exchange transaction gains	883	1,815	4,685	6,898

Total	$(1,309)	$2,784	$1,182	$7,126

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

        Our net revenues totaled $479 million for the three months ended June 30, 2011, an increase of 22%, or $86 million, from $393 million in net revenues for the three months ended June 30, 2010. Net revenues increased to $940 million in the six months ended June 30, 2011 from $742 million in the six months ended June 30, 2010, an increase of $198 million or 27%. Revenues for the second quarter of 2011 increased primarily due to strong demand for our 32-bit ARM-based microcontrollers, and our maXTouch microcontrollers. Our Microcontroller segment revenues increased 53% to $302 million for the three months ended June 30, 2011 compared to revenues of $198 million for the three months ended June 30, 2010. Our Microcontroller segment revenues increased 71% to $596 million for the six months ended June 30, 2011 compared to revenues of $349 million for the six months ended June 30, 2010.

        Gross margin rose to 51.8% and 51.4% for the three and six months ended June 30, 2011, respectively, compared to 40.6% and 39.5% for the three and six months ended June 30, 2010, respectively. Gross margin in the three and six months ended June 30, 2011 was positively impacted by higher overall shipment levels, a more favorable mix of higher margin microcontroller products and lower manufacturing costs on a per unit basis resulting from higher production volumes along with continued cost reduction activities.

        Provision for income taxes totaled $19 million and $29 million for the three and six months ended June 30, 2011, respectively, compared to benefit from income taxes totaling $40 million and $37 million for the three and six months ended June 30, 2010, respectively. The tax provision recorded for the three and six months ended June 30, 2011 is primarily related to increased profitability from higher revenues and improved gross margin, which resulted in additional taxable income. While the provision for income taxes increased over the prior comparable period, we benefited from earnings generated in lower tax jurisdictions than would have occurred prior to a global tax restructuring, which we implemented as of January 1, 2011.

        Cash provided by operating activities was $117 million and $120 million for the six months ended June 30, 2011 and 2010, respectively. Our cash, cash equivalents and short-term investments decreased to $453 million at June 30, 2011, compared to $521 million at December 31, 2010. Payments for capital expenditures totaled $55 million for the six months ended June 30, 2011, compared to $28 million for the six months ended June 30, 2010. On May 2, 2011 our Board of Directors authorized an additional $300 million of funding for our existing stock repurchase program. We repurchased approximately 8 million shares of our common stock in the six months ended June 30, 2011, using approximately $113 million under our existing stock repurchase program.

        In the three months ended June 30, 2011, we recorded an out of period adjustment to reverse test and assembly subcontractor accruals for $7 million, related to cost of revenues for the three month periods ended March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010. In addition, in the three months ended June 30, 2011, we corrected excess depreciation for certain fixed assets for $2 million, related to research and development for the three month periods ended March 31, 2011 and December 31, 2010. The correction of these errors resulted in an increase to our net income of $9 million for the three months ended June 30, 2011. We assessed the impact of these errors and concluded the amounts are not material, either individually or in the aggregate, to any of the prior periods' annual or interim financial statements, nor is the impact of the errors in the three months ended June 30, 2011 expected to be material to the full year 2011 financial statements. On that basis, we have recorded the correction to all prior periods in the three months ended June 30, 2011.

RESULTS OF CONTINUING OPERATIONS

	Three Months Ended				Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
	(in thousands, except percentage of net revenues)
Net revenues	$478,642	100.0%	$393,361	100.0%	$940,069	100.0%	$741,910	100.0%
Gross profit	247,800	51.8%	159,646	40.6%	483,185	51.4%	293,420	39.5%
Research and development	65,441	13.7%	62,589	15.9%	127,824	13.6%	120,898	16.3%
Selling, general and administrative	70,340	14.7%	67,187	17.1%	141,126	15.0%	128,668	17.3%
Acquisition-related charges (credits)	1,019	0.2%	1,167	0.3%	2,050	0.2%	(734)	-0.1%
Restructuring charges	-	0.0%	1,614	0.4%	21,210	2.3%	2,583	0.3%
Asset impairment charges	-	0.0%	11,922	3.0%	-	0.0%	11,922	1.6%
Loss (gain) on sale of assets	-	0.0%	94,052	23.9%	(1,882)	-0.2%	94,052	12.7%

Income (loss) from operations	$111,000	23.2%	$(78,885)	-20.1%	$192,857	20.5%	$(63,969)	-8.6%

  Net Revenues

        Our net revenues totaled $479 million for the three months ended June 30, 2011, an increase of 22%, or $86 million, from $393 million in net revenues for the three months ended June 30, 2010. Net revenues increased to $940 million in the six months ended June 30, 2011 from $742 million in the six months ended June 30, 2010, an increase of $198 million or 27%. Revenues for the second quarter of 2011 increased primarily due to strong demand for our 32-bit ARM-based microcontrollers, and our maXTouch microcontrollers. Our Microcontroller segment revenues increased 53% to $302 million for the three months ended June 30, 2011 compared to revenues of $198 million for the three months ended June 30, 2010. Our Microcontroller segment revenues increased 71% to $596 million for the six months ended June 30, 2011 compared to revenues of $349 million for the six months ended June 30, 2010.

        Net revenues denominated in Euros were 22% and 19% for the three months ended June 30, 2011 and 2010, respectively, and 22% and 20% in the six months ended June 30, 2011 and 2010, respectively. Average exchange rates utilized to translate foreign currency revenues and expenses in Euro were approximately 1.43 and 1.31 Euro to the dollar in the three months ended June 30, 2011 and 2010, respectively, and 1.38 and 1.36 Euro to the dollar in the six months ended June 30, 2011 and 2010. Our net revenues for the three months ended June 30, 2011 would have been approximately $9 million lower had the average exchange rate in the current quarter remained the same as the average exchange rate in effect in the three months ended June 30, 2010. Our net revenues for the six months ended June 30, 2011 would have been approximately $4 million lower had the average exchange rate in the current six-month period remained the same as the rate in effect in the six months ended June 30, 2010.

  Net Revenues — By Operating Segment

        Our net revenues by operating segment are summarized as follows:

	Three Months Ended
	June 30, 2011	June 30, 2010	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$302,192	$197,601	$104,591	53%
Nonvolatile Memory	71,263	73,554	(2,291)	-3%
RF and Automotive	52,571	45,282	7,289	16%
ASIC	52,616	76,924	(24,308)	-32%

Total net revenues	$478,642	$393,361	$85,281	22%

	Six Months Ended
	June 30, 2011	June 30, 2010	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$596,018	$348,508	$247,510	71%
Nonvolatile Memory	134,635	151,054	(16,419)	-11%
RF and Automotive	103,424	91,755	11,669	13%
ASIC	105,992	150,593	(44,601)	-30%

Total net revenues	$940,069	$741,910	$198,159	27%

  Microcontroller

        Microcontroller segment net revenues increased 53% to $302 million for the three months ended June 30, 2011 from $198 million for the three months ended June 30, 2010. Microcontroller segment net revenues increased 71% to $596 million for the six months ended June 30, 2011 from $349 million for the six months ended June 30, 2010. Revenues for the three and six months ended June 30, 2011 increased primarily due to strong demand for our 32-bit ARM-based microcontrollers, and our maXTouch microcontrollers. Industrial applications remained our largest end market for microcontrollers, followed by smartphones and other consumer-based products. Microcontroller net revenues represented 63% of total net revenues for both the three and six months ended June 30, 2011.

  Nonvolatile Memory

        Nonvolatile Memory segment net revenues decreased 3% to $71 million for the three months ended June 30, 2011 from $74 million for the three months ended June 30, 2010. Nonvolatile Memory segment net revenues decreased 11% to $135 million for the six months ended June 30, 2011 from $151 million for the six months ended June 30, 2010. This decrease is primarily related to lower shipments of Serial EE memory products, which declined 22% and 29%, compared to the three and six months ended June 30, 2010, respectively. While demand for memory products remained strong during the three and six months ended June 30, 2011, shipments of memory products (primarily Serial EE family products) were unfavorably affected by limited production capacity resulting from wafer allocation to our microcontroller customers to satisfy the significant increase in demand in that segment.

  RF and Automotive

        RF and Automotive segment net revenues increased 16% to $53 million for the three months ended June 30, 2011 from $45 million for the three months ended June 30, 2010. RF and Automotive segment net revenues increased 13% to $103 million for the six months ended June 30, 2011 from $92 million for the six months ended June 30, 2010. This increase was primarily related to improved demand in automotive markets for the three and six months ended June 30, 2011. Our identification and high voltage products increased 125% and 24%, respectively for the three months ended June 30, 2011 over the same period last year and increased 87% and 20%, respectively for the six months ended June 30, 2011 over the same period last year, driven by higher shipments for vehicle networking products (LIN/IVN applications). In addition, revenues increased 24% and 32% for foundry products sourced from our Colorado Springs fabrication facility for the three and six months ended June 30, 2011, respectively, offset by a reduction of 9% and 12% in sales of our mixed signal products for the three and six months ended June 30, 2011, respectively.

  ASIC

        ASIC segment net revenues decreased 32% to $53 million for the three months ended June 30, 2011 from $77 million for the three months ended June 30, 2010. ASIC segment net revenues decreased 30% to $106 million for the six months ended June 30, 2011 from $151 million for the six months ended June 30, 2010. The decrease in revenues for the ASIC segment primarily reflects the impact of the sale of the SMS business which occurred in the second half of 2010. ASIC segment net revenues were also unfavorably affected by limited production capacity, resulting from wafer allocation to support increased demand for our microcontroller customers in the three and six months ended June 30, 2011. Aerospace business revenues which are also included within this segment increased approximately 25% and 23% for the three and six months ended June 30, 2011, respectively, compared to the same period in 2010, primarily due to space products.

  Net Revenues by Geographic Area

        Our net revenues by geographic areas in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 are summarized as follows (revenues are attributed based on the locations to where we ship products; see Note 9 of Notes to Condensed Consolidated Financial Statements for further discussion):

	Three Months Ended
	June 30, 2011	June 30, 2010	Change	% Change
	(in thousands, except for percentages)
Asia	$287,841	$212,912	$74,929	35%
Europe	118,114	110,277	7,837	7%
United States	65,328	63,363	1,965	3%
Other*	7,359	6,809	550	8%

Total net revenues	$478,642	$393,361	$85,281	22%

	Six Months Ended
	June 30, 2011	June 30, 2010	Change	% Change
	(in thousands, except for percentages)
Asia	$554,669	$382,919	$171,750	45%
Europe	237,879	220,940	16,939	8%
United States	134,855	125,384	9,471	8%
Other*	12,666	12,667	(1)	0%

Total net revenues	$940,069	$741,910	$198,159	27%

*
Primarily includes South Africa, and Central and South America

        Net revenues outside the United States accounted for 86% of our net revenues for both the three and six months ended June 30, 2011, compared to 84% and 83% in the three and six months ended June 30,

2010, respectively. Net revenues through distribution channels totaled 62% and 60% for the three and six months ended June 30, 2011, respectively, compared to 58% for both the three and six months ended June 30, 2010, respectively.

        Our net revenues in Asia increased $75 million, or 35%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, and increased by $172 million, or 45% in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in this region for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010 was primarily due to higher shipments of our microcontroller products as a result of improved demand in customer end markets for smartphone and other consumer-based products. Net revenues for the Asia region were 60% and 59% of total net revenues in the three and six months ended June 30, 2011, respectively, compared to 54% and 52% of total net revenues in the three and six months ended June 30, 2010, respectively.

        Our net revenues in Europe increased $8 million, or 7%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, and increased by $17 million, or 8% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in this region for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, resulted primarily from improved automotive and industrial markets, partially offset by the sale of our SMS business and declining demand for our Cell Based Integrated Circuit, or CBIC, products. Net revenues for the Europe region were 25% of total net revenues for both the three and six months ended June 30, 2011, respectively, compared to 28% and 30% of total net revenues for the three and six months ended June 30, 2010, respectively.

        Our net revenues in the United States region increased by $2 million, or 3%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, and increased by $9 million, or 8% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in this region for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010 resulted primarily from higher demand for smart metering and consumer-based products. Net revenues for the United States region were 14% of total net revenues for both the three and six months ended June 30, 2011, respectively, compared to 16% and 17% of total net revenues in the three and six months ended June 30, 2010, respectively.

        We expect that net revenues in the Asia region will continue to grow more rapidly than other regions in the future driven by the growth of the electronics industry within Asia and the continued outsourcing of production to that region by large North American and European original equipment manufacturers (OEMs).

  Cost of Revenues and Gross Margin

        Gross margin rose to 51.8% and 51.4% for the three and six months ended June 30, 2011, respectively, compared to 40.6% and 39.5% for the three and six months ended June 30, 2010, respectively. Gross margin in the three and six months ended June 30, 2011 were positively impacted by higher overall shipment levels, a more favorable mix of higher margin microcontroller products and lower manufacturing costs on a per unit basis resulting from higher production volumes along with continued cost reduction activities.

        In the six months ended June 30, 2011, we manufactured approximately 51% of our products in our own wafer fabrication facilities compared to 86% for the six months ended June 30, 2010, with the decline resulting primarily from the sale of our Rousset, France fabrication facility in 2010.

        Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves, royalty expense, freight costs and stock compensation expense. Our gross margin as a percentage of net revenues fluctuates depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.

  Research and Development

        Research and development ("R&D") expenses increased 5%, or $3 million, to $65 million in the three months ended June 30, 2011 from $62 million in the three months ended June 30, 2010. R&D expenses increased 6%, or $7 million, to $128 million in the six months ended June 30, 2011 from $121 million in the six months ended June 30, 2010.

        R&D expenses in the three months ended June 30, 2011, compared to the three months ended June 30, 2010, increased primarily due to higher employee payroll related expenses of $6 million related to increased headcount offset by decreased stock-based compensation expense of $2 million. Including items described above, the three months ended June 30, 2011 were unfavorably affected by approximately $3 million due to foreign exchange rate fluctuations, compared to rates in effect for the three months ended June 30, 2010.

        R&D expenses in the six months ended June 30, 2011, compared to the six months ended June 30, 2010, increased primarily due to increased employee payroll related expenses of $7 million due to increased headcount, and increased stock-based compensation expense of $1 million. Including items described above, the six months ended June 30, 2011 were unfavorably affected by approximately $1 million due to foreign exchange rate fluctuations, compared to rates in effect for the six months ended June 30, 2010.

        As a percentage of net revenues, R&D expenses totaled 14% for both the three and six months ended June 30, 2011, respectively, compared to 16% for both the three and six months ended June 30, 2010, respectively.

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

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expenses increased 5%, or $3 million, to $70 million in the three months ended June 30, 2011 from $67 million in the three months ended June 30, 2010. SG&A expenses increased 10%, or $12 million, to $141 million in the six months ended June 30, 2011 from $129 million in the six months ended June 30, 2010.

        SG&A expenses increased in the three months ended June 30, 2011, primarily due to higher employee payroll related expenses of $9 million as a result of increased headcount, higher legal fees of $2 million, partly offset by decreased stock-based compensation expense of $6 million and outside services of $2 million. Including the items described above, SG&A expenses for the three months ended June 30, 2011, were unfavorably affected by approximately $1 million due to foreign exchange rate fluctuations, compared to rates in effect for the three months ended June 30, 2010.

        SG&A expenses increased in the six months ended June 30, 2011, primarily due to increased employee payroll related expenses of $9 million due to increased headcount and increased travel and training expenses of $4 million. Including the items described above, SG&A expenses for the six months ended June 30, 2011, were unfavorably affected by approximately $1 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses for the six months ended June 30, 2010.

        As a percentage of net revenues, SG&A expenses totaled 15% of net revenues for both the three and six months ended June 30, 2011, respectively, compared to 17% for both the three and six months ended June 30, 2010, respectively.

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

        The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchases for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Cost of revenues	$2,347	$2,187	$4,640	$3,864
Research and development	4,786	6,301	10,768	9,585
Selling, general and administrative	7,124	13,162	17,738	18,173

Total stock-based compensation expense, before income taxes	14,257	21,650	33,146	31,622
Tax benefit	(2,433)	-	(5,077)	-

Total stock-based compensation expense, net of income taxes	$11,824	$21,650	$28,069	$31,622

        The table above excludes a stock-based compensation credit of $3 million for the six months ended June 30, 2010, which is classified within acquisition-related charges (credits) in the condensed consolidated statements of operations.

        Non-employee stock-based compensation expense for the three and six months ended June 30, 2011 and 2010 was not significant.

        In the three months ended June 30, 2011, 8 million performance-based restricted stock units issued under the 2008 Plan vested upon board of director approval on May 23, 2011 as a result of the Company achieving all of the performance criteria as on March 31, 2011. 5 million shares were issued to participants, net of withholding taxes, which represented all remaining shares available under the plan. These vested performance-based restricted stock units had a weighted average value of $14 per share on the vesting date. We recorded total stock-based compensation expense related to performance-based restricted stock units of $14 million and $15 million in the three and six months ended June 30, 2010, respectively, and $7 million in the six months ended June 30, 2011.

        In May 2011, we adopted the 2011 Long-Term Performance-Based Incentive Plan (the "2011 Plan"), which provides for the grant of restricted stock units to eligible employees; vesting of these restricted stock units is subject to the satisfaction of specified performance metrics over the designated performance periods. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013, consisting of three one year performance periods (calendar years 2011, 2012 and 2013) and a three year cumulative performance period. We issued 3 million performance-based restricted stock units and recorded stock-based compensation expense related to these performance-based restricted stock units of $1 million in the three months ended June 30, 2011.

  Segment Income (Loss)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Microcontroller	$75,450	$24,335	$149,257	$35,694
Nonvolatile Memory	16,171	8,134	29,788	12,423
RF and Automotive	5,397	3,068	10,807	2,424
ASIC	15,001	(5,667)	24,383	(6,687)

Total operating income	$112,019	$29,870	$214,235	$43,854

  Microcontroller

        For the three months ended June 30, 2011, Microcontroller segment operating income was $75 million, compared to $24 million for three months ended June 30, 2010. For the six months ended June 30, 2011, Microcontroller segment operating income was $149 million, compared to $36 million for six months ended June 30, 2010. These period over period increases resulted principally from significantly higher shipment levels, lower manufacturing costs on a per unit basis from higher manufacturing volumes along with a more favorable mix of higher margin products included in net revenues within this segment.

  Nonvolatile Memory

        For the three months ended June 30, 2011, Nonvolatile Memory segment operating income was $16 million, compared to $8 million for three months ended June 30, 2010. For the six months ended June 30, 2011, Nonvolatile Memory segment operating income was $30 million, compared to $12 million for six months ended June 30, 2010. Despite reduced revenues, operating results in this segment improved significantly compared to same period last year as a result of lower production costs related to improved factory loading.

  RF and Automotive

        For the three months ended June 30, 2011, RF and Automotive segment operating income was $5 million, compared to $3 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, RF and Automotive segment operating income was $11 million, compared to $2 million for the six months ended June 30, 2010. These period over period increases resulted primarily from increased shipments and lower manufacturing costs on a per unit basis from higher manufacturing volumes.

  ASIC

        For the three months ended June 30, 2011, ASIC segment operating income (loss) was $15 million, compared to $(6) million for the three months ended June 30, 2010. For the six months ended June 30, 2011, ASIC segment operating income (loss) was $24 million, compared to $(7) million for the six months ended June 30, 2010. Despite reduced revenues, operating results in this segment improved significantly compared to the same period last year as a result of improved pricing conditions and lower production costs associated with improved factory loading.

  Acquisition-Related Charges

        We recorded total acquisition-related charges (credits) of $1 million for both the three months ended June 30, 2011 and 2010, and $2 million and $(1) million in the six months ended June 30, 2011 and 2010, respectively, related to the acquisition of Quantum Research Group Ltd. in 2008.

        We recorded amortization of intangible assets of $1 million for both the three months ended June 30, 2011 and 2010, and $2 million for both the six months ended June 30, 2011 and 2010 associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. We estimate charges related to amortization of intangible assets will be approximately $2 million for the remainder of 2011.

  Gain on Sale of Assets

  Dream

        On February 15, 2011, we sold our legacy "DREAM" business, including our French subsidiary, Digital Research in Electronics, Acoustics and Music SAS (DREAM), which sold custom-designed ASIC chips for karaoke and other entertainment machines, for 2 million Euros. We recorded a gain of $2 million, which is reflected in gain on sale of assets in the condensed consolidated statements of operations.

  Loss on Sale of Assets

  Rousset, France

        On June 23, 2010, we closed the sale of our manufacturing operations in Rousset, France to LFoundry GmbH ("LFoundry"). Under the terms of the agreement, we transferred manufacturing assets and related liabilities (valued at $62 million) to LFoundry in return for nominal cash consideration. In connection with the sale, we entered into certain other ancillary agreements, including a Manufacturing Services Agreement ("MSA") under which we will purchase wafers from LFoundry for four years following the closing on a "take-or-pay" basis. Upon closing of this transaction, we recorded a loss on sale of $94 million, which is summarized in the following table:

Three Months Ended
(in thousands)	June 30, 2010
Net assets transferred	$61,646
Fair value of Manufacturing Services Agreement	92,417
Currency translation adjustment	(97,367)
Severance cost liability	27,840
Transition services	4,746
Selling costs	3,173
Other related costs	1,597

Loss on Sale of Assets	$94,052

        As future wafer purchases under the MSA were negotiated at pricing above their fair value, we recorded a liability in conjunction with the sale, representing the present value of the unfavorable purchase commitment. We obtained current market prices for wafers from unaffiliated, well-known third party foundries, taking into consideration minimum volume requirements as specified in the contract, process technology, industry pricing trends and other factors. We determined that the difference between the contract prices and the market prices over the term of the agreement totaled $104 million as of June 30, 2010. The present value of this liability totaled $92 million (discount rate of 7%) and is included in loss on sale of assets in the consolidated statements of operations. The discount rate was determined based on publicly-traded debt for companies comparable to us. The gross value of the MSA will be recognized as a credit to cost of revenues over the term of the MSA as the wafers are purchased and the present value discount of $11 million will be recognized as interest expense over the same term. In the three and six months ended June 30, 2011 we reduced the liability by approximately $8 million and $16 million, respectively, offset in part by interest expense of approximately $1 million and $3 million, respectively.

        The sale of the Rousset, France manufacturing operations resulted in the substantial liquidation of our investment in our European manufacturing facilities, and accordingly, we recorded a gain of $97 million related to currency translation adjustments that was previously recorded within stockholders' equity, as we concluded, based on guidance related to foreign currency, that we should similarly release all remaining related currency translation adjustments.

        As part of the sale, we agreed to reimburse LFoundry for specified severance costs expected to be incurred subsequent to the sale. We entered into an escrow agreement in which we agreed to remit funds to LFoundry for the required benefits and payments to those employees who are determined to be part of the approved departure plan. We recorded a liability of $28 million as a component of the loss on sale, which represented our best estimate of the severance amount payable under this arrangement. This amount was paid to the escrow account in the first quarter of 2011.

        As part of the sale of the manufacturing operations, we incurred $5 million in software/hardware and consulting costs to set up a separate, independent IT infrastructure for LFoundry. These costs were incurred to facilitate, and as a condition of, the sale to LFoundry; the IT infrastructure provided no benefit to us and the costs related to those efforts would not have been incurred if we were not selling the manufacturing operations. Therefore, the direct and incremental consulting costs associated with these services were recorded as part of the loss on sale. We also incurred $2 million of other costs related to the sale, including performance-based bonuses of $0.5 million for non-executive Company employees responsible for assisting in the completion of the sale to LFoundry.

        We also incurred direct and incremental consulting costs of $3 million, which represented broker commissions and legal fees associated with the sale to LFoundry.

  Asset Impairment Charges

        The asset disposal group we initially expected to transfer to LFoundry was determined as of December 31, 2009 when we reclassified $83 million in long-term assets as held for sale. Following negotiation with LFoundry, we determined that certain assets should instead remain with us. As a result, we reclassified property and equipment to held and used in the quarter ended June 30, 2010. In connection with this reclassification, we assessed the fair value of these assets to be retained and concluded that the fair value of the assets was lower than its carrying value less depreciation expense that would have been recognized had the assets been continuously classified as held and used. As a result, we recorded an asset impairment charge of $12 million in the three months ended June 30, 2010.

  Restructuring Charges

        The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three months ended June 30, 2011 and 2010.

	January 1, 2011 Accrual	Charges	Payments	Currency Translation Adjustment	March 31, 2011 Accrual	Charges	Payments	Currency Translation Adjustment	June 30, 2011 Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$-	$-	$-	$1,592	$-	$-	$-	$1,592
Second quarter of 2008
Employee termination costs	3	-	-	-	3	-	-	-	3
Third quarter of 2008
Employee termination costs	460	-	-	16	476	-	-	11	487
First quarter of 2009
Other restructuring charges	136	-	(45)	-	91	-	(46)	-	45
Second quarter of 2010
Employee termination costs	1,286	21,210	(1,972)	735	21,259	-	(3,428)	430	18,261

Total 2011 activity	$3,477	$21,210	$(2,017)	$751	$23,421	$-	$(3,474)	$441	$20,388

	January 1, 2010 Accrual	Charges	Payments	Currency Translation Adjustment	March 31, 2010 Accrual	Charges	Payments	Currency Translation Adjustment	June 30, 2010 Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$-	$-	$-	$1,592	$-	$-	$-	$1,592
Second quarter of 2008
Employee termination costs	4	-	-	(1)	3	-	-	-	3
Third quarter of 2008
Employee termination costs	557	-	-	(37)	520	-	-	(30)	490
First quarter of 2009
Employee termination costs	-	969	(398)	-	571	11	(184)	(39)	359
Other restructuring charges	318	-	(46)	-	272	-	(45)	-	227
Second quarter of 2010	-	-	-	-	-	-		-	-
Employee termination costs	-	-	-	-	-	1,603	-	(76)	1,527

Total 2010 activity	$2,471	$969	$(444)	$(38)	$2,958	$1,614	$(229)	$(145)	$4,198

2011 Restructuring Charges

        In the three months ended June 30, 2011, we implemented cost reduction actions, primarily targeting reduction of labor costs. There were no restructuring charges incurred for the three months ended June 30, 2011 and, for the six months ended June 30, 2011, we incurred restructuring charges of $21 million related to severance costs resulting from involuntary termination of 89 employees at our Rousset, France subsidiary. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.

2010 Restructuring Charges

        In the three and six months ended June 30, 2010, we incurred restructuring charges of $2 million and $3 million, respectively, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.

  Interest and Other (Expense) Income, Net

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Interest and other (expense) income	$(279)	$2,078	$111	$2,585
Interest expense	(1,913)	(1,109)	(3,614)	(2,357)
Foreign exchange transaction gains	883	1,815	4,685	6,898

Total	$(1,309)	$2,784	$1,182	$7,126

        Interest and other (expense) income, net, resulted in an expense of $(1) million in the three months ended June 30, 2011, compared to an income of $3 million in the three months ended June 30, 2010, and an income of $1 million in the six months ended June 30, 2011, compared to an income of $7 million in the six months ended June 30, 2010. These changes are primarily due to our foreign exchange exposures from intercompany balances between our subsidiaries compared to the three and six months ended June 30, 2010, offset by higher interest expense for the three and six months ended June 30, 2011. We continue to have exposure to exchange rate fluctuations of foreign currency balances of assets and liabilities, and may incur further gains or losses in the future.

  Provision for Income Taxes

        We recorded a provision for income taxes of $(19) million and $(29) million for the three and six months ended June 30, 2011, respectively, compared to income tax benefit of $40 million and $37 million for the three and six months ended June 30, 2010, respectively.

        Our effective tax rate for the three and six months ended June 30, 2011 was 17.16% and 14.75%, respectively, compared to the effective tax rate for the three and six months ended June 30, 2010 of (52.11)% and (65.12)%, respectively. Our effective tax rate for the three and six months ended June 30, 2011 is lower than the statutory federal income tax rate of 35% primarily due to tax rate benefits of certain earnings from operations in jurisdictions with lower tax rates than the US. These benefits result primarily from our global tax restructuring, implemented during the quarter ended March 31, 2011.

        Our effective tax rate for the three months and six months ended June 30, 2010 was substantially lower than the statutory federal income tax rate of 35% primarily due to the recognition of certain refundable R&D credits and a net discrete income tax benefit associated with the sale of our wafer manufacturing operations in Rousset, France, as management determined that this benefit will more likely than not be realized.

        Our global tax restructuring, implemented on January 1, 2011, was designed to more effectively align our corporate structure and transaction flows with changes in our geographic business operations.

        To reflect the shift of our business and revenue to the Asia/Pacific region, our tax restructuring included the implementation of a cost sharing arrangement designed to enhance cost-efficiencies resulting from operations transitioning to countries such as Malaysia and the Philippines. In connection with those efforts, we also implemented several functional changes to our internal organization, including the creation of new legal entities, realignment of existing legal entities, intercompany sales of intellectual property and non-US inventory and fixed assets across different tax jurisdictions, elimination of previous Switzerland-based intellectual property licensing and royalty arrangements, and creation of new cost-sharing and intellectual property royalty agreements between our U.S. and Bermuda entities.

        At June 30, 2011 and December 31, 2010, we had $67 million and $64 million of unrecognized tax benefits, respectively.

        It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease in the next 12 months. Such changes could occur based on the conclusion of ongoing tax audits in various jurisdictions around the world. During the three months ended June 30, 2011, we released reserves of $3 million related to the effective audit settlement of refundable R&D credits for the tax years 2008-2009. We expect to release additional reserves due to the expiration of statutes of limitation and potential adjustments of unrecognized tax benefits from audits in the range of $1 million to $7 million during the remainder of the year ending December 31, 2011. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business.

  Liquidity and Capital Resources

        At June 30, 2011, we had $453 million of cash, cash equivalents and short-term investments, compared to $521 million at December 31, 2010. Our current ratio, calculated as total current assets divided by total current liabilities, was 2.70 at June 30, 2011, compared to 2.59 at December 31, 2010. Working capital, calculated as total current assets less total current liabilities, increased to $739 million at June 30, 2011, compared to $708 million at December 31, 2010. Cash provided by operating activities was $117 million and $120 million for the six months ended June 30, 2011 and 2010, respectively, and capital expenditures totaled $55 million and $28 million for the six months ended June 30, 2011 and 2010, respectively.

  Operating Activities

        Net cash provided by operating activities was $117 million for the six months ended June 30, 2011, compared to $120 million for the six months ended June 30, 2010. Net cash provided by operating activities for the six months ended June 30, 2011 was primarily due to improved operating results, adjusting net income of $165 million to exclude certain non-cash charges for depreciation and amortization of $37 million, and stock-based compensation charges of $33 million partly offset by excess tax benefit on stock-based compensation of $20 million. Operating cash flows were reduced by increased inventory of $92 million during the six months ended June 30, 2011.

        Accounts receivable increased by 5% or $11 million to $243 million at June 30, 2011, from $232 million at December 31, 2010. The average days of accounts receivable outstanding ("DSO") was 46 days at both June 30, 2011 and December 31, 2010. Inventories increased by using $92 million of operating cash flows for the six months ended June 30, 2011 compared to a decrease in inventories resulting in $17 million of operating cash flows for the six months ended June 30, 2010. Our days of inventory increased to 145 days at June 30, 2011 from 109 days at December 31, 2010. We increased inventory levels during the period primarily to support higher increased demand within our Microcontroller business and to enable us to deliver products more expeditiously. Inventories consist of raw wafers, purchased foundry wafers, work-in-process and finished units. We expect inventory levels to continue to rise modestly throughout 2011 in anticipation of higher shipment levels in future periods, as the need to maintain competitive lead times and the desire to support ongoing customer product introductions.

  Investing Activities

        Net cash used in investing activities was $45 million for the six months ended June 30, 2011, compared to $17 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, we paid $55 million for acquisitions of fixed assets, $2 million for intangible assets and $1 million from the purchase of business assets in Europe, which was partially offset by $2 million in net proceeds from our sale of our DREAM business and proceeds of $10 million of net proceeds from the sale of short-term investments. In the six months ended June 30, 2010, we paid $28 million for acquisitions of fixed assets and $2 million for intangible assets, offset in part by net proceeds of $13 million from the sale of short-term investments.

        We expect total cash payments for capital purchases of between $30 million and $35 million in the third quarter of 2011, which will be used primarily to maintain existing manufacturing operations and provide additional testing capacity.

  Financing Activities

        Net cash used in financing activities was $131 million and $7 million for the six months ended June 30, 2011 and 2010, respectively. Proceeds from the issuance of common stock totaled $19 million and $6 million for the six months ended June 30, 2011 and 2010, respectively. We utilized $113 million in cash to repurchase 8 million shares of our common stock in the first six months of 2011, following the authorizations by our Board of Directors in August 2010 and May 2011 to repurchase up to a total of $500 million of our common stock in the open market depending upon market conditions and other factors. As of June 30, 2011, approximately $298 million of the authorized $500 million remained available to repurchase our common stock.

        We believe our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, available equipment lease financing, and other short-term and medium-term bank borrowings, if necessary, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

        During the next twelve months, we expect our operations to continue generating positive cash flow. However, a portion of cash balances may be used to make capital expenditures, repurchase common stock, or make acquisitions. Remaining debt obligations totaled $5 million at June 30, 2011. We made $55 million in cash payments for capital equipment in the six months ended June 30, 2011, and we expect total cash payments for capital expenditures of $30 million to $35 million in the third quarter of 2011. We paid $3 million in restructuring payments, primarily for employee severance, in the six months ended June 30, 2011. We expect to pay out approximately $20 million in additional restructuring and disposition related payments over the next twelve months. During 2011 and in future years, our ability to make necessary capital investments or strategic acquisitions will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary. We believe we have sufficient working capital to fund operations with $453 million in cash, cash equivalents and short-term investments as of June 30, 2011 together with expected future cash flows from operations. Cash flows from operations totaled $117 million for the six months ended June 30, 2011.

  Off-Balance Sheet Arrangements (Including Guarantees)

        See the paragraph under the heading "Guarantees" in Note 6 of Notes to Condensed Consolidated Financial Statements for a discussion of off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available for sale, and consequently record them on the condensed consolidated balance sheet at fair vale with unrealized gains and losses being recorded as a separate part of stockholders' equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through June 30, 2011.

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

        Net revenues denominated in Euro were 22% and 19% in the three months ended June 30, 2011 and 2010, respectively, and 22% and 20% in the six months ended June 30, 2011 and 2010, respectively. Costs denominated in Euro were 13% and 31% of our total costs in the three months ended June 30, 2011 and 2010, respectively, and 14% and 31% in the six months ended June 30, 2011 and 2010, respectively.

        Net revenues included 74 million Euro and 56 million Euro in the three months ended June 30, 2011 and 2010, respectively, and 153 million Euro and 109 million Euro in the six months ended June 30, 2011 and 2010, respectively. Operating expenses included 34 million Euro and 80 million Euro in the three months ended June 30, 2011 and 2010, respectively, and 72 million Euro and 161 million Euro in the six months ended June 30, 2011 and 2010, respectively.

        Average exchange rates utilized to translate foreign currency revenues and expenses in Euro were approximately 1.43 and 1.31 Euro to the dollar in the three months ended June 30, 2011 and 2010, respectively, and 1.38 and 1.36 Euro to the dollar in the six months ended June 30, 2011 and 2010.

        In the three months ended June 30, 2011, changes in foreign exchange rates had a favorable impact to our operating results. Our net revenues for the three months ended June 30, 2011 would have been approximately $9 million lower had the average exchange rate in the current quarter remained the same as the average exchange rate in effect in the three months ended June 30, 2010. In addition, in the three months ended June 30, 2011 our operating expenses would have been approximately $5 million lower (consisting of a decrease in cost of revenues of $1 million, a decrease in research and development expenses of $3 million, and a decrease in sales, general and administrative expenses of $1 million). Therefore, income from operations in the three months ended June 30, 2011 would have been approximately $4 million lower had the average exchange rates of 1.43 in the three months ended June 30, 2011 remained unchanged from the average exchange rates of 1.31 in the three months ended June 30, 2010.

        In the six months ended June 30, 2011, changes in foreign exchange rates had a favorable impact to our operating results. Our net revenues for the six months ended June 30, 2011 would have been approximately $3 million lower had the average exchange rate in the current six-month period remained the same as the rate in effect in the six months ended June 30, 2010. However, in the six months ended June 30, 2011 our operating expenses would have been approximately $2 million lower (relating to a decrease in research and development expenses of $1 million and a decrease in sales, general and administrative expenses of $1 million). Therefore, income from operations in the six months ended June 30, 2011 would have been approximately $1 million lower had exchange rates in the six months ended June 30, 2011 remained unchanged from the six months ended June 30, 2010.

        We may take actions in the future to reduce our exposure to exchange rate fluctuations, including hedging, derivative or other financial transactions designed to mitigate exchange rate risk.

        We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 32% and 33% of our accounts receivables were denominated in foreign currencies as of June 30, 2011 and December 31, 2010.

        We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 10% of our accounts payable were denominated in foreign currencies as of both June 30, 2011 and December 31, 2010. Approximately 100% and 98% of our debt obligations were denominated in foreign currencies as of June 30, 2011 and December 31, 2010, respectively.

Liquidity and Valuation Risk

        Approximately $2 million of our investment portfolio at June 30, 2011 and December 31, 2010 were invested in auction-rate securities.

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

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are party to various legal proceedings. Our management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described in Note 6 of Notes to Condensed Consolidated Financial Statements, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows. For more information regarding certain of these proceedings, see Note 6 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference into this Item. We have accrued for losses related to litigation described in Note 6 of Notes to Condensed Consolidated Financial Statements that we consider probable and for which the loss can be reasonably estimated. In the event that a loss cannot be reasonably estimated, we have not accrued for such losses. As we continue to monitor these matters our determination could change, however, and we may decide, at some future date, to establish an appropriate reserve. With respect to each of the matters described in Note 6 of Notes to Condensed Consolidated Financial Statements, except where noted otherwise, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at June 30, 2011. Our management makes a determination as to when a potential loss is probable based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted in Note 6 of Notes to Condensed Consolidated Financial Statements, our management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

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

  •
  significant patent litigation in the mobile device sector;

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

WE DEPEND SUBSTANTIALLY ON THE SUCCESS OF OUR CUSTOMERS' END PRODUCTS, OUR INTRODUCTION OF NEW PRODUCTS INTO THE MARKET AND ON OUR ABILITY TO REDUCE MANUFACTURING COSTS OF OUR PRODUCTS OVER TIME.

        We believe that our future sales will depend substantially on the success of our customers' end products, our ability to introduce new products to our end customers over time and our ability to reduce the manufacturing costs of our products over time. Our new products are generally incorporated into our customers' products or systems at their design stage. However, design wins can precede volume sales by a year or more. In addition, we may not be successful in achieving design wins or design wins may not result in future revenues, which depend in large part on our customers' ability to sell their end products or systems within their market.

        Rapid innovation within the semiconductor industry also continually increases pricing pressure, especially on products containing older technology. We experience continuous pricing pressure, just as many of our competitors do. Product life cycles are relatively short, and as a result, products tend to be replaced by more technologically advanced substitutes on a regular basis. In turn, demand for older technology falls, causing the price at which such products can be sold to drop, often quickly. As a result, the average selling price of each of our products usually declines as individual products mature and competitors enter the market. To offset average selling price decreases and to continue profitably supplying our products, we rely primarily on reducing costs to manufacture our products, improving our process technologies and production efficiency, increasing product sales to absorb fixed costs and introducing new, higher priced products that incorporate advanced features or integrated technologies to address new or emerging markets. Our operating results could be harmed if such cost reductions, production improvements, increased product sales and new product introductions do not occur in a timely manner.

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

WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS WITH OUR FAB-LITE STRATEGY AND INCREASED DEPENDENCE ON INDEPENDENT FOUNDRIES, BECAUSE THOSE FOUNDRIES MAY NOT HAVE ADEQUATE CAPACITY TO FULFILL OUR NEEDS AND MAY NOT MEET OUR QUALITY AND DELIVERY OBJECTIVES OR MAY ABANDON FABRICATION PROCESSES THAT WE REQUIRE.

        As part of our fab-lite strategy, we have reduced the number of manufacturing facilities we own. We currently operate only one manufacturing facility in Colorado Springs, Colorado and we increasingly rely on independent third-party foundry manufacturing partners to manufacture certain products. As part of this strategy, we have expanded and will continue to expand our foundry relationships by entering into new agreements with third-party foundries. If these agreements are not completed on a timely basis, or the transfer of production is delayed for other reasons, the supply of certain products could be disrupted, which could harm our business. In addition, difficulties in production yields can often occur when transitioning to a new third-party foundry. If our foundries fail to deliver quality products and components on a timely basis, our business could be harmed. For the six months ended June 30, 2011, we manufactured approximately 51% of our products in our own wafer fabrication facilities compared to 86% for the six months ended June 30, 2010. We expect over time that an increasing portion of our wafer fabrication, especially as we seek to expand capacity, will be undertaken by third party foundries.

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

THE 2011 EARTHQUAKE IN JAPAN HAD A SIGNIFICANT EFFECT ON THE JAPANESE ECONOMY AND SEMICONDUCTOR INDUSTRY. ALTHOUGH WE HAVE NOT SUFFERED ANY NEAR-TERM DISRUPTION OF OUR SUPPLY CHAIN, OR OTHER MATERIAL ADVERSE EFFECT ON OUR BUSINESS FROM THE EARTHQUAKE, THERE REMAINS SIGNIFICANT UNCERTAINTY ABOUT THE LONGER-TERM EFFECTS OF THIS NATURAL DISASTER, WHICH COULD, DIRECTLY OR INDIRECTLY, AFFECT OUR BUSINESS IN SOME WAYS.

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

OUR REVENUES ARE DEPENDENT TO A LARGE EXTENT ON SELLING THROUGH THIRD PARTY DISTRIBUTORS.

        Sales through distributors accounted for 62% and 55% of our net revenues for the three months ended June 30, 2011 and 2010, respectively, and 60% and 55% in the six months ended June 30, 2011 and 2010, respectively. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with third-party distributors can generally be terminated for convenience by either party upon relatively short notice. These agreements are non-exclusive and also permit our distributors to offer our competitors' products.

        If any significant distributor or a substantial number of our distributors terminated their relationship with us, decided to market our competitors' products in preference to our products, were unable to sell our products or were unable to pay us for products sold for any reason, our ability to bring our products to market could be adversely affected, we could have difficulty in collecting outstanding receivable balances, or we could incur other charges or adjustments, any of which could have a material adverse effect on our revenues and operating results. For example, in the three months ended December 31, 2008, we recorded a onetime bad-debt charge of $12 million related to outstanding invoices after one of our Asian distributors appeared on the U.S. Department of Commerce Entity List.

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

        Conversely, failure to produce or obtain sufficient wafers for increased demand could cause us to miss revenue opportunities and could affect our customers' ability to sell products, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations. For example, for the year ended December 31, 2010 and the three and six months ended June 30, 2011, shipments of our ASIC and memory products were unfavorably affected by limited production capacity, as we allocated wafers to microcontroller customers in an effort to meet significantly increased demand for those products during 2010 and 2011. In order to support our ASIC and memory customers in 2011, we have increased orders for wafers from independent foundries.

OUR INTERNATIONAL SALES AND OPERATIONS ARE SUBJECT TO COMPLEX LAWS RELATING TO TRADE, EXPORT CONTROLS, FOREIGN CORRUPT PRACTICES AND ANTI-BRIBERY LAWS AMONG MANY OTHER SUBJECTS. A VIOLATION OF, OR CHANGE IN, THESE LAWS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

        For hardware, software or technology exported from, or otherwise subject to the jurisdiction of, the United States, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR") and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC"). Hardware, software and technology exported from other countries may also be subject to local laws and regulations governing international trade. Under these laws and regulations, we are responsible for obtaining all necessary licenses and approvals for exports of hardware, software and technology, as well as the provision of technical assistance. In many cases, a determination of the applicable export control laws and related licensing requirements depends on design intent, the source and origin of a specific technology, the nationalities and localities of participants involved in creating, marketing, selling or supporting that technology, the specific technical contributions made by individuals to that technology and other matters of an intensely factual nature. We are also required to obtain all necessary export licenses prior to transferring technical data or software to foreign persons. In addition, we are required to obtain necessary export licenses prior to the export or re-export of hardware, software and technology to any person identified on the U.S. Department of Commerce Denied Persons or Entity List, the U.S. Department of Treasury's Specially Designated Nationals or Blocked Persons List or the Department of State's Debarred List. Products for use in space, satellite, military, nuclear, chemical/biological weapons, rocket systems or unmanned air vehicle applications may also require similar export licenses and involve many of the same complexities and risks of non-compliance.

        We are enhancing our export compliance program, including analyzing historical and current product shipments and technology transfers. We also work with, and assist, U.S. government officials, when requested, to ensure compliance with applicable U.S. export laws and regulations, and we continue to develop additional operational procedures to improve our compliance efforts. However, export laws and regulations are highly complex and vary from jurisdiction to jurisdiction; a determination by U.S. or local governments that we have failed to comply with one or more of these export control laws or trade sanctions, including failure to properly restrict an export to the persons or countries set forth on government restricted party lists, could result in significant civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers or damages claims from those customers to the extent that they may be adversely affected and exclusion from participation in U.S. government contracts. As we review or audit our import and export practices, from time to time, we may also discover prior unknown errors in our compliance practices, requiring corrective actions; these actions could include voluntary disclosures of those matters to appropriate government agencies, discontinuance or suspension of product sales pending a resolution of any reviews or other adverse interim or final actions. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors, foundries or other third parties. For example, in the past, one of our distributors was added to the U.S. Department of Commerce Entity List, resulting in our terminating our relationship with that distributor. Any one or more of these violations, sanctions or a change in law or regulations could have a material adverse effect on our business, financial condition and results of operations.

        We are also subject to complex laws that seek to regulate the payment of bribes or other forms of compensation to foreign officials or persons affiliated with companies or organizations in which foreign governments may own an interest or exercise control. The Foreign Corrupt Practices Act in the United States requires United States companies to comply with an extensive legal framework to prevent bribery of foreign officials. The laws are complex and require that we closely monitor local practices of our overseas offices. The United States Department of Justice has recently heightened enforcement of these laws. In addition, other countries continue to implement similar laws that may have extra-territorial effect. The United Kingdom, for example, where we have operations, has recently adopted the U.K. Bribery Act, which could impose significant oversight obligations on us and could have application to our operations outside of the United Kingdom. The costs for complying with these and similar laws may be significant and could reasonably be expected to require significant management time and focus. Any violation of these or similar laws, intentional or unintentional, could have a material adverse effect on our business, financial condition or results of operations.

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

        When we take an order denominated in a foreign currency, we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product. This reduces our revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. The net effect of average exchange rates in the three and six months ended June 30, 2011, compared to the average exchange rates in the three and six months ended June 30, 2010, would have resulted in a decrease in income from operations of $4 million and $1 million, respectively. This impact is determined assuming that all foreign-currency-denominated transactions that occurred for the three and six months ended June 30, 2011 were recorded using the average foreign currency exchange rates in the same period in 2010.

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

        For example, in the fourth quarter of 2009, we announced that we entered into an exclusivity agreement with LFoundry GmbH for the purchase of our manufacturing operations in Rousset, France. As a result of this agreement, the asset disposal group we initially expected to transfer to LFoundry was determined as of December 31, 2009 when we reclassified $83 million in long-term assets as held for sale. Following negotiation with LFoundry, we determined that certain assets should instead remain with us. As a result, we reclassified property and equipment to held and used in the quarter ended June 30, 2010. In connection with this reclassification, we assessed the fair value of these assets to be retained and concluded that the fair value of the assets was lower than its carrying value less depreciation expense that would have been recognized had the assets been continuously classified as held and used. As a result, we recorded an asset impairment charge of $12 million in the three months ended June 30, 2010.

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

        Similarly, in connection with the sale of our manufacturing operations in Heilbronn, Germany in December 2008, we entered into a wafer supply agreement pursuant to which we will purchase wafers from Telefunken Semiconductors GmbH & Co. KG. Under the supply agreement, we purchase wafers at cost in Euro, which represents their fair value at the time of purchase. This commitment is equivalent to approximately 8 million Euro as of June 30, 2011.

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

        We have in the past been involved in intellectual property infringement lawsuits, which adversely affected our operating results. We currently are directly involved in one patent infringement lawsuit, although we also may assist our customers, in many cases at our own cost, in defending intellectual property lawsuits involving technologies that are combined with our technologies. See Part II, Item 1 of this Form 10-Q. The cost of defending against intellectual property lawsuits, or assisting our customers, in terms of management time and attention, legal fees and product delays, can be substantial. If such infringement lawsuits are successful, we may be prohibited from using the technologies at issue in the lawsuits, and if we are unable to obtain a license on acceptable terms, license a substitute technology or design new technology to avoid infringement, our business and operating results may be significantly harmed.

        Many of our new and existing products and technologies are intended to address needs in specialized and emerging markets. Given the aggressive pursuit and defense of intellectual property rights that are typical in the semiconductor industry, we expect to see an increase in intellectual property litigation in many of the key markets that our products and technologies serve in the future. An increase in infringement lawsuits within these markets generally, even if they do not involve us, may divert management's attention and resources, which may seriously harm our business, results of operations and financial condition.

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

SIGNIFICANT PATENT LITIGATION IN THE MOBILE DEVICE SECTOR MAY ADVERSELY AFFECT SOME OF OUR CUSTOMERS. UNFAVORABLE OUTCOMES IN THAT PATENT LITIGATION COULD AFFECT OUR CUSTOMERS ABILITY TO SELL THEIR PRODUCTS AND, AS A RESULT, COULD ULTIMATELY AFFECT THEIR ABILITY TO PURCHASE OUR PRODUCTS IF THEIR MOBILE DEVICE BUSINESS DECLINES.

        There is significant ongoing patent litigation throughout the world involving many of our customers, especially in the mobile device sector. The outcome of these disputes is uncertain. While we may not have a direct involvement in these matters, an adverse outcome that affects the ability of our customers to ship or sell their products could ultimately have an adverse effect on our business. That could happen if these customers reduce their business exposure in the mobile device sector, seek to reduce their cost structures to help fund the payment of unanticipated licensing fees or take other actions that slow or hinder their market penetration.

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

WE MUST KEEP PACE WITH TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE.

        Our future success substantially depends on our ability to develop and introduce new products that compete effectively on the basis of price and performance and that address customer requirements. We are continually designing and commercializing new and improved products to maintain our competitive position. These new products typically are more technologically complex than their predecessors, and thus have increased potential for delays in their introduction.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

        Net revenues outside the United States accounted for 86% of our net revenues for both the three and six months ended June 30, 2011, respectively, compared to 84% and 83% in the three and six months ended June 30, 2010, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:

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

        In recent years, based on insurance market conditions, we have relied to a greater degree on self-insurance. Our headquarters, some of our manufacturing facilities, the manufacturing facilities of third party foundries and some of our major suppliers' and customers' facilities are located near major earthquake faults and in potential terrorist target areas. If a major earthquake, other disaster or a terrorist act affects us and insurance coverage is unavailable for any reason, we may need to spend significant amounts to repair or replace our facilities and equipment, we may suffer a temporary halt in our ability to manufacture and transport products, and we could suffer damages that could materially adversely harm our business, financial condition and results of operations.

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

PROBLEMS THAT WE EXPERIENCE WITH KEY CUSTOMERS MAY HARM OUR BUSINESS.

        Our ability to maintain close, satisfactory relationships with large customers is important to our business. A reduction, delay, or cancellation of orders from our large customers would harm our business. The loss of one or more of our key customers, or reduced orders by any of our key customers, could harm our business and results of operations. Moreover, our customers may vary order levels significantly from period to period, and customers may not continue to place orders with us in the future at the same levels as in prior periods. Our business is organized into four operating segments (see Note 9 of Notes to the Condensed Consolidated Financial Statements for further discussion). The principal customers in each of our markets are described in Item 1 "Business — Principal Markets and Customers" in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

        We have issued, and may in the future continue to issue, performance-based restricted stock units to eligible employees, entitling those employees to receive restricted stock if they, and we, meet designated performance criteria established by our compensation committee. For example, in 2008 we issued performance-based restricted stock units that vested on May 23, 2011 upon achievement of the specified performance criteria (our "2008 Plan"). We recorded total stock-based compensation expense related to performance-based restricted stock units of $14 million and $15 million in the three and six months ended June 30, 2010; and $7 million in the six months ended June 30, 2011, related to the 2008 Plan.

        Similarly, in May 2011, we adopted the 2011 Long-Term Performance-Based Incentive Plan (the "2011 Plan"), which provides for the grant of restricted stock units to eligible employees, subject to the satisfaction of specified performance metrics. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013. We recorded a total stock-based compensation expense related to performance-based restricted stock units of $1 million in the three months ended June 30, 2011.

        We recognize the stock-based compensation expense for performance-based restricted stock units when we believe it is probable that we will achieve the specified performance criteria. If achieved, the award vests. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. We are required to reassess this probability at each reporting date, and any change in our forecasts may result in an increase or decrease to the expense recognized. As a result, our expense recognition for performance based restricted stock units could change over time, requiring adjustments to our financial statements to reflect changes in our judgment regarding the probability of achieving the performance goals.

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

        We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $29 million at June 30, 2011 and $27 million at December 31, 2010. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.4 million in 2011 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

FUTURE ACQUISITIONS MAY RESULT IN UNANTICIPATED ACCOUNTING CHARGES OR OTHERWISE ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND RESULT IN DIFFICULTIES IN ASSIMILATING AND INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES OR BUSINESSES, OR BE DILUTIVE TO EXISTING STOCKHOLDERS.

        A key element of our business strategy includes expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our skilled engineering workforce or enhance our technological capabilities. Between January 1, 1999 and June 30, 2011, we acquired four companies and assets of six other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

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

        We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. At June 30, 2011, we had $57 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2010 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

        We have implemented significant quality control measures to mitigate these risks; however, it is possible that products shipped to our customers will contain defects, bugs or other quality problems. Such problems may divert our technical and other resources from other development efforts. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur significant additional costs or delay shipments for revenue, which would negatively affect our business, financial condition and results of operations.

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

        In addition, in light of ongoing discussions within the United States legislative and executive branches regarding debt reduction programs and plans, we expect that proposals may be made to change U.S. tax laws in various respects. The President, in his 2012 budget, recently proposed modifications of the United States tax code that would change the tax treatment associated with the transfer of intangibles offshore. Proposals of a similar nature have been made in the past, but have not been enacted into law. If these proposals were enacted, they could materially affect how U.S. corporations are taxed on foreign earnings, including us. Although we cannot predict whether, or in what form, changes in tax laws may take, especially in light of debt reduction efforts, significant changes to tax foreign earnings, or other significant changes in taxation policy, could have a material adverse effect impact on our tax expense and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table provides information about the repurchase of our common stock in open-market transactions during the three months ended June 30, 2011. See Note 4 to our Condensed Consolidated Financial Statements in Part 1 to this Quarterly Report on Form 10-Q for further discussion.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 - April 30	-	-	-	-
May 1 - May 31	-	-	-	-
June 1 - June 30	2,030,620	$13.64	2,030,620	$297,972,176

(1)
Represents the average price paid per share ($) exclusive of commissions.

(2)
Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(3)
These amounts correspond to a plan announced in August 2010 whereby the Board of Directors authorized the repurchase of up to $200 million of our common stock. In May 2011, Atmel's Board of Directors authorized an additional $300 million to the Company's existing repurchase program. The repurchase program does not have an expiration date. Shares repurchased under the program have been and will be retired. Amount remaining to be purchased is exclusive of commissions.

        We did not sell unregistered securities during the three or six months ended June 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

        The following Exhibits have been filed with, or incorporated by reference into, this Report:

10.1+	Description of Fiscal 2011 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on April 4, 2011)..
10.2+	2005 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on May 20, 2011).
10.3+
Description of 2011 Long-Term Performance-Based Incentive Plan (which is incorporated herein by reference to Item 5.02 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on May 27, 2011).
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

ATMEL CORPORATION (Registrant)
August 9, 2011	/s/ STEVEN LAUB Steven Laub President & Chief Executive Officer (Principal Executive Officer)
August 9, 2011	/s/ STEPHEN CUMMING Stephen Cumming Vice President Finance & Chief Financial Officer (Principal Financial Officer)
August 9, 2011	/s/ DAVID MCCAMAN David McCaman Vice President Finance & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1+	Description of Fiscal 2011 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on April 4, 2011).
10.2+	2005 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on May 20, 2011).
10.3+
Description of 2011 Long-Term Performance-Based Incentive Plan (which is incorporated herein by reference to Item 5.02 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on May 27, 2011).
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