Form 10-Q
period 2011-09-30
ATMEL CORP
filed 2011-11-09
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2011
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

              On October 31, 2011, the Registrant had 462,603,364 outstanding shares of Common Stock.

 ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2011

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 Atmel Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands, except per share data)
Net revenues	$479,375	$444,344	$1,419,444	$1,186,254
Operating expenses
Cost of revenues	238,984	236,225	695,868	684,715
Research and development	64,160	56,513	191,984	177,411
Selling, general and administrative	68,467	65,940	209,593	194,608
Acquisition-related charges	1,019	1,167	3,069	433
Restructuring charges	-	1,080	21,210	3,663
Asset impairment charges	-	-	-	11,922
(Gain) loss on sale of assets	(33,428)	5,715	(35,310)	99,767

Total operating expenses	339,202	366,640	1,086,414	1,172,519

Income from operations	140,173	77,704	333,030	13,735
Interest and other (expense) income, net	(264)	5,530	918	12,656

Income before income taxes	139,909	83,234	333,948	26,391
(Provision for) benefit from income taxes	(23,203)	136,578	(51,819)	173,593

Net income	$116,706	$219,812	$282,129	$199,984

Basic net income per share:
Net income per share	$0.25	$0.48	$0.62	$0.44

Weighted-average shares used in basic net income per share calculations	457,721	459,588	456,992	458,872

Diluted net income per share:
Net income per share	$0.25	$0.47	$0.60	$0.43

Weighted-average shares used in diluted net income per share calculations	466,862	468,173	467,040	465,945

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$478,055	$501,455
Short-term investments	4,579	19,574
Accounts receivable, net of allowances for doubtful accounts of $11,941 and $11,847, respectively	244,269	231,876
Inventories	379,801	276,650
Prepaids and other current assets	111,701	123,620

Total current assets	1,218,405	1,153,175
Fixed assets, net	262,864	260,124
Goodwill	55,518	54,676
Intangible assets, net	12,161	17,603
Other assets	168,281	164,464

Total assets	$1,717,229	$1,650,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	106,925	160,011
Accrued and other liabilities	237,262	217,985
Deferred income on shipments to distributors	54,340	66,708

Total current liabilities	398,527	444,704
Other long-term liabilities	127,704	152,282

Total liabilities	526,231	596,986

Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	-	-
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 455,338 at September 30, 2011 and 456,788 at December 31, 2010	455	457
Additional paid-in capital	1,139,080	1,273,853
Accumulated other comprehensive income	6,917	16,329
Retained earnings (accumulated deficit)	44,546	(237,583)

Total stockholders' equity	1,190,998	1,053,056

Total liabilities and stockholders' equity	$1,717,229	$1,650,042

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(in thousands)
Cash flows from operating activities
Net income	$282,129	$199,984
Adjustments to reconcile net income to net cash provided by operating activities Depreciation and amortization	56,270	48,456
Non-cash gain on sale of fixed assets	-	(33,043)
(Gain) loss on sale of fixed assets	(36,333)	2,168
Asset impairment charges	-	11,922
Other non-cash gains, net	(6,526)	(14,763)
Allowance for (recovery of) doubtful accounts receivable	94	(123)
Accretion of interest on long-term debt	570	473
Stock-based compensation expense	49,604	41,806
Excess tax benefit on stock-based compensation	(22,328)	-
Changes in operating assets and liabilities
Accounts receivable	(12,325)	(45,068)
Inventories	(103,562)	(10,922)
Current and other assets	10,169	(87,241)
Trade accounts payable	(28,809)	32,522
Accrued and other liabilities	1,191	59,282
Deferred income on shipments to distributors	(12,368)	9,417

Net cash provided by operating activities	177,776	214,870

Cash flows from investing activities
Acquisitions of fixed assets	(74,944)	(55,659)
Proceeds from the sale of businesses, net of cash	1,597	19,023
Proceeds from the sale of fixed assets, net	47,250	652
Acquisition of businesses	(819)	-
Acquisitions of intangible assets	(3,000)	(3,000)
Purchases of marketable securities	-	(15,768)
Sales or maturities of marketable securities	15,242	32,588
Investment in private company	-	(3,936)
Increase in long-term restricted cash	-	(5,000)

Net cash used in investing activities	(14,674)	(31,100)

Cash flows from financing activities
Principal payments on debt	(85)	(10,915)
Proceeds from issuance of common stock	26,588	13,278
Repurchase of common stock	(169,083)	(40,913)
Tax payments related to shares withheld for vested restricted stock units	(64,999)	(5,715)
Excess tax benefit on stock-based compensation	22,328	-

Net cash used in financing activities	(185,251)	(44,265)

Effect of exchange rate changes on cash and cash equivalents	(1,251)	(1,286)

Net (decrease) increase in cash and cash equivalents	(23,400)	138,219

Cash and cash equivalents at beginning of the period	501,455	437,509

Cash and cash equivalents at end of the period	$478,055	$575,728

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data, employee data, and where otherwise indicated)
(Unaudited)

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

              These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (the "Company" or "Atmel") and its subsidiaries as of September 30, 2011 and the results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. All intercompany balances have been eliminated. Because all of the disclosures required by U.S. generally accepted accounting principles are not included, as permitted by the rules of the Securities and Exchange Commission (the "SEC"), these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 year-end condensed balance sheet data was derived from the Company's audited consolidated financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and does not include all of the disclosures required by U.S. generally accepted accounting principles. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, or for the entire year.

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

              Inventories are comprised of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Raw materials and purchased parts	$24,243	$12,689
Work-in-progress	249,431	158,599
Finished goods	106,127	105,362

	$379,801	$276,650

Recent Accounting Pronouncements

              In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08 Intangibles – Goodwill and Other (ASC Topic 350) – Testing Goodwill for Impairment. The amendments from this update will simplify how entities, both public and non-public, test for goodwill impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is likely that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in the accounting literature. However, if an entity concludes otherwise, then performing the two-step impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in the accounting literature. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption of the update to ASC Topic 350 is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this guidance is not anticipated to have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

              In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under U.S. GAAP and International Financial Reporting Standards ("IFRS"). With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This update eliminates that option. The amended guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. On October 21, 2011 the FASB decided to propose a deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement. The adoption of this guidance is not anticipated to have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

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

Note 2 INVESTMENTS

              Investments at September 30, 2011 and December 31, 2010 are primarily comprised of corporate equity securities, U.S. and foreign corporate debt securities and auction-rate securities.

              All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains or losses that are not deemed to be other than temporary are reported within stockholders' equity on the Company's condensed consolidated balance sheets as a component of accumulated other comprehensive income. Gross realized gains or losses are recorded based on the specific identification method. For the three and nine months ended September 30, 2011, the Company's gross realized gains or losses on short-term investments were insignificant. In the three months ended September 30, 2010, the Company's gross realized gains or losses on short-term investments were insignificant. In the nine months ended September 30, 2010, the Company recorded gross realized gains of $2,141 from the sale of short-term investments, which are included in interest and other (expense) income, net in the condensed consolidated statements of operations. The Company's investments are further detailed in the table below:

	September 30, 2011		December 31, 2010
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
	(in thousands)
Corporate equity securities	$-	$-	$87	$158
Auction-rate securities	2,220	2,251	2,220	2,251
Corporate debt securities and other obligations	4,597	4,579	19,686	19,416

	$6,817	$6,830	$21,993	$21,825

Unrealized gains	31		126
Unrealized losses	(18)		(294)

Net unrealized gains (losses)	13		(168)

Fair value	$6,830		$21,825

Amount included in short-term investments		$4,579		$19,574
Amount included in other assets		2,251		2,251

		$6,830		$21,825

              For the three and nine months ended September 30, 2011, auctions for auction-rate securities held by the Company have continued to fail and as a result these securities continued to be illiquid. The Company concluded that $2,220 (adjusted cost) of these securities are unlikely to be liquidated within the next twelve months and classified these securities as long-term investments, which are included in other assets on the condensed consolidated balance sheets.

              Contractual maturities (at adjusted cost) of available-for-sale debt securities as of September 30, 2011, were as follows:

(in thousands)
Due within one year	$4,597
Due in 1-5 years	-
Due in 5-10 years	-
Due after 10 years	2,220

Total	$6,817

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

              The table below presents the balances of investments measured at fair value on a recurring basis at September 30, 2011:

	September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
Cash
Money market funds	$16,640	$16,640	$-	$-
Short-term investments
Corporate debt securities, including government-backed securities	4,579	-	4,579	-
Other assets
Auction-rate securities	2,251	-	-	2,251
Deferred compensation plan assets	4,472	4,472	-	-

Total	$27,942	$21,112	$4,579	$2,251

              The table below presents the balances of investments measured at fair value on a recurring basis at December 31, 2010:

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets	(in thousands)
Cash
Money market funds	$-	$-	$-	$-
Short-term investments
Corporate equity securities	158	158	-	-
Corporate debt securities, including government-backed securities	19,416	-	19,416	-
Other assets
Auction-rate securities	2,251	-	-	2,251
Deferred compensation plan assets	3,783	3,783	-	-

Total	$25,608	$3,941	$19,416	$2,251

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

              Auction-rate securities are classified within Level 3 as significant assumptions that are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of total assets as of September 30, 2011 and December 31, 2010.

              A summary of the changes in Level 3 assets measured at fair value on a recurring basis is as follows:

	Balance at January 1, 2011	Total Unrealized Gains	Sales and Other Settlements	Balance at September 30, 2011
	(in thousands)
Auction-rate securities	$2,251	$-	$-	$2,251

Total	$2,251	$-	$-	$2,251

	Balance at January 1, 2010	Total Unrealized Gains	Sales and Other Settlements	Balance at December 31, 2010
	(in thousands)
Auction-rate securities	$5,392	$9	$(3,150)	$2,251

Total	$5,392	$9	$(3,150)	$2,251

Note 4 STOCKHOLDERS' EQUITY

Stock-Based Compensation

              The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units, performance-based restricted stock units and employee stock purchases for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
Cost of revenues	$1,143	$2,093	$5,783	$5,957
Research and development	5,557	4,260	16,325	13,845
Selling, general and administrative	9,758	6,896	27,496	25,069

Total stock-based compensation expense, before income taxes	16,458	13,249	49,604	44,871
Tax benefit	(2,776)	-	(7,853)	-

Total stock-based compensation expense, net of income taxes	$13,682	$13,249	$41,751	$44,871

              The table above excludes stock-based compensation (credit) of $0 and $(3,065) for the three and nine months ended September 30, 2010, respectively, related to the Quantum Research Group Ltd. acquisition, which are classified within acquisition-related charges in the condensed consolidated statements of operations.

              Non-employee stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 was not material.

Stock Options, Restricted Stock Units and Employee Stock Purchase Plan

              In May 2005, Atmel's stockholders initially approved Atmel's 2005 Stock Plan (as amended, the "2005 Stock Plan"). As of September 30, 2011, 133,000 shares were authorized for issuance under the 2005 Stock Plan, and 18,448 shares of common stock remained available for grant. Under the 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

              Activity under the 2005 Stock Plan is set forth below:

		Outstanding Options
				Weighted- Average Exercise Price per Share
	Available for Grant	Number of Options	Exercise Price per Share
	(in thousands, except per share data)
Balances, December 31, 2010	11,463	12,660	$1.68-$14.94	$4.35
Restricted stock units issued	(642)	-	-	-
Adjustment for restricted stock units issued	(501)	-	-	-
Performance-based restricted stock units issued	(9)	-	-	-
Adjustment for performance-based restricted stock units issued	(7)	-	-	-
Restricted stock units cancelled	152	-	-	-
Adjustment for restricted stock units cancelled	119	-	-	-
Options cancelled/expired/forfeited	22	(22)	$3.59-$14.94	6.68
Options exercised	-	(2,467)	$1.80-$13.77	4.61

Balances, March 31, 2011	10,597	10,171	$1.68-$13.77	$4.28
Additional shares authorized	19,000	-	-	-
Restricted stock units issued	(461)	-	-	-
Adjustment for restricted stock units issued	(332)	-	-	-
Performance-based restricted stock units issued	(3,409)	-	-	-
Adjustment for performance-based restricted stock units issued	(2,079)	-	-	-
Restricted stock units cancelled	172	-	-	-
Adjustment for restricted stock units cancelled	134	-	-	-
Options cancelled/expired/forfeited	17	(17)	$2.11-4.92	3.58
Options exercised	-	(1,008)	$1.80-13.77	4.28

Balance, June 30, 2011	23,639	9,146	$1.68-$10.01	$4.28
Restricted stock units issued	(3,874)	-	-	-
Adjustment for restricted stock units issued	(2,363)	-	-	-
Restricted stock units cancelled	526	-	-	-
Adjustment for restricted stock units cancelled	410	-	-	-
Options cancelled/expired/forfeited	111	(111)	$2.11-4.43	4.24
Options exercised	-	(313)	$1.80-8.83	4.72

Balance, September 30, 2011	18,448	8,722	$1.68-$10.01	$4.27

              Restricted stock units are granted from the pool of options available for grant. As the result of an amendment and restatement of the 2005 Stock Plan in May 2011, every share underlying restricted stock, restricted stock units (including performance-based restricted stock units), and stock purchase rights issued on or after May 18, 2011 (the date on which the amendment and restatement became effective) is counted against the numerical limit for options available for grant as 1.61 shares in the table above, except that restricted stock, restricted stock units (including performance-based restricted stock units), and stock purchase rights issued prior to May 18, 2011, continue to be governed by an earlier amendment to the 2005 Stock Plan that provided for a numerical limit of 1.78 shares. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements granted on or after May 18, 2011 are cancelled, forfeited or repurchased by the Company and would otherwise return to the 2005 Stock Plan, 1.61 times the number of those shares will return to the 2005 Stock Plan and will again become available for issuance. The Company issued 6,921 shares of restricted stock units from May 18, 2011 to September 30, 2011 (net of cancellations) resulting in a reduction of 11,054 shares available for grant under the 2005 Stock Plan.

              In the three and nine months ended September 30, 2011, 1,878 and 3,755 restricted stock units vested, respectively, including 838 and 1,542 units withheld for taxes, respectively. These vested restricted stock units had a weighted-average fair value of $12.84 and $14.07 per share, on the vesting dates, respectively. As of September 30, 2011, total unearned stock-based compensation related to nonvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $179,186, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.95 years.

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

Performance-Based Restricted Stock Units

              In the three months ended June 30, 2011, 8,476 performance-based restricted stock units issued under the Company's 2008 Incentive Plan (the "2008 Plan") vested upon board of director approval on May 23, 2011 as a result of the Company achieving all of the performance criteria under the 2008 Plan as of March 31, 2011. A total of 5,127 shares were issued to participants, net of withholding taxes. These vested performance-based restricted stock units had a weighted average value of $14 per share on the vesting date. The Company recorded total stock-based compensation expense related to the performance-based restricted stock units granted under the 2008 Plan, of $6,511 in the nine months ended September 30, 2011, and $4,429 and $20,624 in the three and nine months ended September 30, 2010, respectively. There were no charges under the 2008 Plan for the three months ended September 30, 2011 as the plan concluded in May 2011.

              In May 2011, the Company adopted the 2011 Long-Term Performance-Based Incentive Plan (the "2011 Plan"), which provides for the grant of restricted stock units to eligible employees; vesting of these restricted stock units is subject to the satisfaction of specified performance metrics over the designated performance periods. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013, consisting of three one-year performance periods (calendar years 2011, 2012 and 2013) and a three-year cumulative performance period. The Company issued 3,409 performance-based restricted stock units in May 2011 under the 2011 Plan and recorded stock-based compensation expense related to these performance-based restricted stock units of $3,652 and $4,276 in the three and nine months ended September 30, 2011, respectively.

              The 2011 Plan performance metrics include ranking of revenue growth relative to a semiconductor peer group or a microcontroller peer group, as determined by the Compensation Committee. In addition, in order for a participant to receive credit for a performance period the Company must achieve a minimum operating margin during such performance period, measured on a pro forma basis, subject to adjustment by the Compensation Committee. The Company re-evaluates estimated achievement of performance metrics each quarter in determining stock-based compensation expense for performance share plans.

Stock Option Awards

              No stock options were granted during the three and nine months ended September 30, 2011. In the three and nine months ended September 30, 2010, 60 and 299 stock options were granted, respectively.

              As of September 30, 2011, total unearned compensation expense related to unvested stock options was approximately $6,252, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.74 years.

Employee Stock Purchase Plan

              Under the 1991 Employee Stock Purchase Plan ("1991 ESPP") and 2010 Employee Stock Purchase Plan ("2010 ESPP" and together with the 1991 ESPP, the "Company's ESPPs"), qualified employees are entitled to purchase shares of Atmel's common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the six-month offering period or at 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee's eligible compensation. In 2010, the Company's stockholders approved the 2010 ESPP and authorized 25,000 shares for issuance under the 2010 ESPP; the 2010 ESPP became effective with the offering period commencing August 15, 2011. There were 679 shares purchased under the 2010 ESPP in the three months ended September 30, 2011 at an average price per share of $8.56. There were 980 shares purchased under the 1991 ESPP in the three months ended September 30, 2010 at an average price per share of $4.05. There were 835 and 2,028 shares purchased under the 1991 ESPP in the nine months ended September 30, 2011 and 2010, respectively, at an average price per share of $4.85 and $3.65, respectively. The 1,888 shares that remained available under the 1991 ESPP were not purchased and the 1991 ESPP was superseded by the 2010 ESPP in the three months ended March 31, 2011. As of September 30, 2011, 24,321 shares remained available for issuance under the 2010 ESPP.

              The fair value of each purchase under the Company's ESPPs is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. The following assumptions were utilized to determine the fair value of the Company ESPPs shares:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Risk-free interest rate	0.07%	0.19%	0.12%	0.18%
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	51%	48%	46%	45%
Expected dividend yield	-	-	-	-

              The weighted-average fair value of the rights to purchase shares under the Company ESPPs for offering periods started in the three months ended September 30, 2011 and 2010 was $2.23 and $1.02, respectively and in the nine months ended September 30, 2011 and 2010 was $2.70 and $0.89, respectively. Cash proceeds for the issuance of shares under the Company's ESPPs were $6,207 and $3,974 for the three months ended September 30, 2011 and 2010, respectively. Cash proceeds for the issuance of shares under the Company's ESPPs were $6,207 and $7,411 for the nine months ended September 30, 2011 and 2010, respectively.

    Common Stock Repurchase Program

              Atmel's Board of Directors has authorized $500,000 of funding for its stock repurchase program. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company's cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities.

              During the three and nine months ended September 30, 2011, Atmel repurchased 6,095 and 13,826 shares of its common stock on the open market at an average repurchase price of $9.23 and $12.23 per share, respectively, excluding commission, and subsequently retired those shares. Common stock and additional paid-in capital were reduced by $56,271 and $169,083, excluding commission, for the three and nine months ended September 30, 2011, respectively, as a result of the stock repurchases. As of September 30, 2011, $241,934 remained available for repurchase under this program.

Note 5 ACCUMULATED OTHER COMPREHENSIVE INCOME

              Comprehensive income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for the Company arises from foreign currency translation adjustments, actuarial gains related to defined benefit pension plans and net unrealized gain (loss) on investments. The components of accumulated other comprehensive income at September 30, 2011 and December 31, 2010, net of tax, are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Foreign currency translation adjustments	$6,279	$14,588
Actuarial gains related to defined benefit pension plans	625	1,909
Net unrealized gain (loss) on investments	13	(168)

Total accumulated other comprehensive income	$6,917	$16,329

              The components of comprehensive income in the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
Net income	$116,706	$219,812	$282,129	$199,984

Other comprehensive (loss) income:
Foreign currency translation adjustments	(10,024)	6,925	(8,309)	(29,821)
Release of currency translation adjustment	-	(2,412)	-	(99,779)
Actuarial losses related to defined benefit pension plans	(2,261)	(2,173)	(1,284)	(3,468)
Unrealized (losses) gains on investments	(58)	(16)	181	(2,070)

Other comprehensive (loss) income	(12,343)	2,324	(9,412)	(135,138)

Total comprehensive income	$104,363	$222,136	$272,717	$64,846

Note 6 COMMITMENTS AND CONTINGENCIES

    Commitments

    Leases

              On August 30, 2011, the Company completed the sale of its San Jose corporate headquarters and adjacent parcels of land to Ellis Partners LLC for an aggregate sale price of $48,500. Concurrent with the sale, the Company is leasing back its corporate headquarters facility for a term of seven months at a rate of $247 per month with two three-month renewal options (refer to Note 10).

              On August 30, 2011, the Company entered into a ten year lease for a new corporate headquarters located at 1600 Technology Drive in San Jose, California (the "Technology Drive Lease"). The Company expects to commence occupancy of the premise in the second quarter of 2012.

              Non-cancelable future minimum rental payments under the Technology Drive Lease are anticipated to be as follows:

Years Ending December 31:	Operating Leases
(in thousands)
2011 (October to December)	$-
2012	406
2013	4,981
2014	5,130
2015	5,285
Thereafter	36,797

$52,599

    Indemnification

              As is customary in the Company's industry, the Company's standard contracts provide, subject to negotiated terms, remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company's products. From time to time, the Company will indemnify customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of the Company's products and services, usually up to a specified maximum amount. In addition, as permitted under state laws in the United States, the Company has entered into indemnification agreements with its officers and directors and certain employees, and the Company's bylaws permit the indemnification of the Company's agents. In the Company's experience, the estimated fair value of the Company's indemnification liability is not material.

    Purchase Commitments

              At September 30, 2011, the Company had certain commitments which were not included on the condensed consolidated balance sheet at that date. These include outstanding capital purchase commitments of $5,361, wafer purchase commitments of approximately $2,032 under the Company's supply agreement with Telefunken Semiconductors GmbH & Co. KG and wafer purchase commitments of approximately $253,767 under the Company's supply agreement with LFoundry GmbH ("LFoundry").

    Contingencies

    Legal Proceedings

              The Company is party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statement of cash flows. If, however, an unfavorable ruling were to occur in any of the legal proceedings described below, there exists the possibility of a material adverse effect on the Company's financial position, results of operations and cash flows. The Company has accrued for losses related to the litigation described below that it considers probable and for which the loss can be reasonably estimated. In the event that a probable loss cannot be reasonably estimated, it has not accrued for such losses. The Company continues to monitor these matters; its determination could change, however, and the Company may decide, at some future date, to establish an appropriate reserve. With respect to each of the matters below, except where noted otherwise, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at September 30, 2011. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted, management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

              Matheson Litigation.    On September 28, 2007, Matheson Tri-Gas ("MTG") filed suit against the Company in Texas state court in Dallas County. Plaintiff alleges claims for: (1) breach of contract for the Company's alleged failure to pay minimum payments under a purchase requirements contract; (2) breach of contract under a product supply agreement; and (3) breach of contract for failure to execute a process gas agreement. MTG seeks unspecified damages, pre- and post-judgment interest, attorneys' fees and costs. In late November 2007, the Company filed its answer denying liability. In July 2008, the Company filed an amended answer, counterclaim and cross claim seeking among other things a declaratory judgment that a termination agreement cut off any claim by MTG for additional payments. In an Order entered on June 26, 2009, the Court granted the Company's motion for partial summary judgment dismissing MTG's breach of contract claims relating to the requirements contract and the product supply agreement. The parties dismissed the remaining claims and, on August 26, 2009, the Court entered a Summary Judgment Order and Final Judgment. MTG filed a Motion to Modify Judgment and Notice of Appeal on September 24, 2009. On July 27, 2011, the Texas Court of Appeals affirmed the trial court's judgment. After the Court of Appeals denied MTG's motion for a rehearing, MTG declined to appeal the decision to the Supreme Court of Texas.

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

              French Labor Litigation.    On July 24, 2009, 56 former employees of Atmel's Nantes facility filed claims in the First Instance labor court, Nantes, France against the Company and MHS Electronics claiming that (1) the Company's sale of the Nantes facility to MHS (XbyBus SAS) in 2005 did not result in the transfer of their labor agreements to MHS, and (2) these employees should still be considered Atmel employees, with the right to claim related benefits from Atmel. Alternatively, each employee seeks damages of at least 45 Euros and court costs. Five of the original 56 plaintiffs later dropped out of the case — leaving 51 remaining plaintiffs. A ruling is expected on November 30, 2011. These claims are similar to those filed in the First Instance labor court in October 2006 by 47 other former employees of Atmel's Nantes facility (MHS was not named a defendant in the earlier claims). On July 24, 2008, the judge hearing the earlier claims issued an oral ruling in favor of the Company, finding that there was no jurisdiction for those claims by certain "protected employees," and denying the claims as to all other employees. Forty of those earlier plaintiffs appealed, and on February 11, 2010, the Court of Appeal of

Rennes, France affirmed the lower court's ruling. Plaintiffs' time to appeal has expired and the earlier litigation now is concluded.

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

              The following table summarizes the activity related to the product warranty liability for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
Balance at beginning of period	$5,107	$4,109	$4,019	$4,225
Accrual for warranties during the period, net of change in estimates	1,593	764	5,450	2,930
Actual costs incurred	(1,355)	(824)	(4,124)	(3,106)

Balance at end of period	$5,345	$4,049	$5,345	$4,049

              Product warranty liability is included in accrued and other liabilities on the condensed consolidated balance sheets.

    Guarantees

              During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of September 30, 2011, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements was $1,850. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.

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

              The following table presents the (provision for) benefit from income taxes and the effective tax rates:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands, except for percentages)
Income before income taxes	$139,909	$83,234	$333,948	$26,391
(Provision for) benefit from income taxes	(23,203)	136,578	(51,819)	173,593
Effective tax rate	16.58%	(164.09)%	15.52%	(657.77)%

              The Company's effective tax rate for the three and nine months ended September 30, 2011 is lower than the statutory federal income tax rate of 35% primarily due to tax rate benefits of certain earnings from the Company's operations in jurisdictions with lower tax rates than the U.S. These benefits result primarily from a global restructuring program implemented during the quarter ended March 31, 2011. The effective tax rate for the three and nine months ended September 30, 2010 was substantially lower than the statutory federal income tax rate of 35% primarily due to IRS settlement for years 2000-2003, the recognition of certain refundable R&D credits and a net discrete income tax benefit associated with the sale of the Company's wafer manufacturing operations in Rousset, France, as management determined that this benefit will more likely than not be realized.

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

              At September 30, 2011 and December 31, 2010, the Company had $67,956 and $63,593 of unrecognized tax benefits, respectively. It is reasonably possible that the total amount of unrecognized tax benefits will increase between $5,000 and $10,000 over the next 12 months. Such changes could occur due to unrecognized tax benefits to be established in the normal course of business. The Company does not expect a material change in unrecognized tax benefits during the remainder of the year ending December 31, 2011. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. The Company regularly assesses its tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

Note 8 PENSION PLANS

              The Company sponsors defined benefit pension plans that cover substantially all of its French and German employees. Plan benefits are provided in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The plans are not funded. Pension liabilities and charges to expense are based upon various assumptions, updated quarterly, including discount rates, future salary increases, employee turnover, and mortality rates.

              Retirement plans consist of two types of plans. The first plan type covers the Company's French employees and provides for termination benefits paid to employees only at retirement, and consists of approximately one to five months of salary. The second plan type covers the Company's German employees and provides for defined benefit payouts for the employee's post-retirement life.

              The aggregate net pension expense relating to the two plan types are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
Service costs	$275	$463	$904	$1,036
Interest cost	285	375	936	970
Amortization of actuarial loss	-	19	68	15
Settlement and other related losses (gains)	-	242	(726)	1,149

Net pension expense	$560	$1,099	$1,182	$3,170

              Settlement and other related gains of $726 for the nine months ended September 30, 2011 related to restructuring activity in the Company's Rousset, France operations initiated in the second quarter of 2010. Settlement and other related losses of $242 and $1,149 for the three and nine months ended September 30, 2010, respectively related to the sale of the Company's Secure Microcontroller Solutions (SMS) business in the third quarter of 2010 and the sale of the Company's Rousset fabrication facility in the second quarter of 2010, respectively.

              The Company's net pension cost for 2011 is expected to be approximately $2,591. Cash funding for benefits paid was $51 and $127 for the three and nine months ended September 30, 2011, respectively. Cash funding for benefits to be paid for 2011 is expected to be approximately $417.

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

  •
  Application Specific Integrated Circuit ("ASIC").  This segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of specific applications, including products that provide hardware security for embedded digital systems, products with military and aerospace applications and application specific standard products for space applications, power management and secure crypto memory products.

              The Company evaluates segment performance based on revenues and income from operations excluding acquisition-related charges, restructuring charges, asset impairment charges, and (gain) loss on sale of assets. Interest and other (expense) income, net, foreign exchange gains and losses and income taxes are not measured by operating segment. Because the Company's segments reflect the manner in which management reviews its business, they necessarily involve subjective judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect products, technologies or applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in management reassessing specific segments and the elements included within each of those segments. Recent events may affect the manner in which the Company presents segments in the future.

              Segments are defined by the products they design and sell. They do not make sales to each other. The Company's net revenues and segment income from operations for each reportable segment for the three and nine months ended September 30, 2011 and 2010 are as follows:

    Information about Reportable Segments

	Micro- Controllers	Nonvolatile Memories	RF and Automotive	ASIC	Total
	(in thousands)
Three months ended September 30, 2011
Net revenues from external customers	$301,275	$65,922	$52,021	$60,157	$479,375
Segment income from operations	70,084	15,211	5,036	17,433	107,764
Three months ended September 30, 2010
Net revenues from external customers	$255,546	$66,473	$45,179	$77,146	444,344
Segment income from operations	57,920	15,052	4,932	7,762	85,666
Nine months ended September 30, 2011
Net revenues from external customers	$897,293	$200,557	$155,445	$166,149	$1,419,444
Segment income from operations	219,341	44,999	15,843	41,816	321,999
Nine months ended September 30, 2010
Net revenues from external customers	$604,054	$217,527	$136,934	$227,739	1,186,254
Segment income from operations	93,614	27,475	7,356	1,075	129,520

              The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment's performance.

    Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
Total segment income from operations	$107,764	$85,666	$321,999	$129,520
Unallocated amounts:
Acquisition-related charges	(1,019)	(1,167)	(3,069)	(433)
Restructuring charges	-	(1,080)	(21,210)	(3,663)
Asset impairment charges	-	-	-	(11,922)
Gain (loss) on sale of assets	33,428	(5,715)	35,310	(99,767)

Consolidated income from operations	$140,173	$77,704	$333,030	$13,735

              Geographic sources of revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
United States	$57,254	$68,964	$192,109	$194,348
Germany	58,669	51,929	178,068	150,744
France	6,350	13,318	23,769	46,835
Japan	15,342	11,810	44,895	31,347
China, including Hong Kong	157,284	137,181	427,956	362,440
Singapore	11,626	11,186	34,915	31,944
South Korea	67,544	43,079	170,449	85,970
Taiwan	30,943	35,286	124,837	79,030
Rest of Asia-Pacific	17,890	18,810	52,246	49,540
Rest of Europe	48,859	41,760	149,920	130,368
Rest of the World	7,614	11,021	20,280	23,688

Total net revenues	$479,375	$444,344	$1,419,444	$1,186,254

              Net revenues are attributed to countries based on the locations to where the Company ships.

              One customer accounted for more than 10% of net revenues in the three months ended September 30, 2011. No single customer accounted for more than 10% of net revenues in the nine months ended September 30, 2011 and three and nine months ended September 30, 2010. Three distributors each accounted for 16%, 11% and 11% of accounts receivable at September 30, 2011. Two distributors each accounted for 14% and 12% of accounts receivable at December 31, 2010.

              Locations of long-lived assets as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
United States	$82,791	$106,052
Germany	21,261	18,963
France	28,722	30,674
Philippines	75,144	65,049
Asia-Pacific	61,630	47,524
Rest of Europe	8,616	13,513

Total	$278,164	$281,775

              Excluded from the table above are auction-rate securities of $2,251 as of both September 30, 2011 and December 31, 2010, which are included in other assets on the condensed consolidated balance sheets. Also excluded from the table above as of September 30, 2011 and December 31, 2010 are goodwill of $55,518 and $54,676, respectively, intangible assets, net of $12,161 and $17,603, respectively, and deferred income tax assets of $150,730 and $140,562, respectively.

Note 10 (GAIN) LOSS ON SALE OF ASSETS AND ASSET IMPAIRMENT CHARGES

Gain on Sale of Assets

    Sale and Leaseback of San Jose Corporate Headquarters

              On August 30, 2011, the Company completed the sale of its San Jose corporate headquarters and adjacent parcels of land to Ellis Partners LLC for an aggregate sale price of $48,500. Concurrent with the sale, the Company is leasing back its corporate headquarters facility for a term of seven months at a rate of $247 per month with two three-month renewal options. The net book value of the properties sold was approximately $12,262 on the closing date. The sale qualified for minor sale leaseback accounting; therefore, the gain of $33,428 was recorded in the three months ended September 30, 2011, which is summarized below:

Three Months Ended
(in thousands)	September 30, 2011
Sales price	$48,500
Net book value of assets transferred	(12,262)
Transaction related costs	(2,810)

Gain on sale of assets	$33,428

    Dream

              On February 15, 2011, the Company sold its DREAM business, including its French subsidiary, Digital Research in Electronics, Acoustics and Music SAS (DREAM), which sold custom-designed ASIC chips for karaoke and other entertainment machines, for $2,297. The Company recorded a gain of $1,882, which is reflected in gain on sale of assets in the condensed consolidated statements of operations.

Loss on Sale of Assets

    Secure Microcontroller Solutions

              On September 30, 2010, the Company completed the sale of its SMS business to INSIDE Contactless S.A. ("INSIDE"). Under the terms of the sale agreement, the Company transferred certain assets and employee liabilities to INSIDE in return for cash consideration of $37,000, subject to a working capital adjustment. Cash proceeds of $5,000 were deposited in escrow by INSIDE to secure the payment of potential post-sale losses. The Company may receive additional cash consideration of up to $15,000, if certain financial targets are met in 2011. The SMS business did not meet the financial targets for 2010, and the Company, therefore, did not receive any of the potential earnout payments tied to 2010 performance. The Company also entered into other ancillary agreements, including technology licensing and transition services for certain supply arrangements, testing, and engineering services. The Company recorded a loss on sale of $5,715 in the three months ended September 30, 2010, which is summarized below:

Three Months Ended
(in thousands)	September 30, 2010
Sales price	$37,000
Net assets transferred, including working capital	(32,420)
Release of currency translation adjustment	(2,412)
Selling costs	(3,882)
Other related costs	(4,001)

Loss on Sale of Assets	$(5,715)

              In connection with the sale, the Company transferred net assets totaling $32,420 to INSIDE.

              The Company's East Kilbride, UK facility was included in the assets transferred to INSIDE, resulting in the complete liquidation of the Company's investment in this foreign entity and, as a result, the Company recorded a charge of $2,412 as a component of loss on sale related to the currency translation adjustment balance that was previously recorded within stockholders' equity.

              As part of the SMS sale, the Company incurred direct and incremental selling costs of $3,882, which represented broker commissions and legal fees. The Company also incurred a transfer fee of $1,300 related to transferring a royalty agreement to INSIDE. These costs provided no benefit to the Company, and would not have been incurred if the Company were not selling the SMS business unit. Therefore, the direct and incremental costs associated with these services were recorded as part of the loss on sale. Atmel incurred other costs related to the sale of $2,701, which included performance-based bonuses of $533 for certain employees (no executive officers were included), related to the completion of the sale.

              In connection with the SMS sale, Atmel and INSIDE entered into an escrow agreement, under which $5,000 of the sales price was deposited into escrow for a period of twenty months from the date of sale to secure potential losses. Upon termination of the escrow period, the escrow, less any validated and paid or outstanding claims for losses, will be released to Atmel. The escrow amount is not considered contingent consideration and, therefore, is included in the loss on sale recognized for the year ended December 31, 2010.

              INSIDE entered into a three year supply agreement to source wafers from the fabrication facility in Rousset, France that the Company sold to LFoundry GmbH ("LFoundry") in the second quarter of 2010. Wafers purchased by INSIDE from LFoundry will reduce the Company's future commitment under its Wafer Supply Agreement with LFoundry.

              The SMS sale also provides INSIDE a royalty-based, non-exclusive license to certain business-related intellectual property in order to support the current SMS business and future product development.

              In connection with the SMS sale, the Company participated in INSIDE's preferred stock offering and invested $3,936 in INSIDE. This represented an approximate 3% ownership interest in INSIDE at the time of the investment. This equity investment does not provide the Company with any decision-making rights that are significant to the economic performance of INSIDE and the Company is shielded from economic losses and does not participate fully in INSIDE's residual economics. Accordingly, the Company has concluded that its interest in INSIDE is an interest in a variable interest entity ("VIE"). A VIE must be consolidated into the Company's financial statements if the Company is its primary beneficiary; a primary beneficiary means an entity having the power to direct the activities that most significantly impact the VIE's economic performance or having the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In determining whether the Company is the primary beneficiary of INSIDE, the Company identified INSIDE's significant activities and the parties holding power to direct such activities, determined INSIDE's equity, profit and loss participation, and reviewed INSIDE's funding and operating agreements. Based on the above factors, the Company concluded that it is not the primary beneficiary of INSIDE and hence does not consolidate INSIDE in its financial statements. The Company's maximum exposure related to INSIDE is not expected to be significantly in excess of the amounts recorded and the Company does not intend to provide any other support to the INSIDE in connection with the sale, financial or otherwise.

              The sale of the SMS business unit did not qualify as discontinued operations as it did not meet the requirement to be considered a component of an entity.

    Rousset, France

              On June 23, 2010, the Company closed the sale of its manufacturing operations in Rousset, France to LFoundry GmbH ("LFoundry"). Under the terms of the agreement, the Company transferred manufacturing assets and related liabilities (valued at $61,646) to the buyer in return for nominal cash consideration. In connection with the sale, the Company entered into certain other ancillary agreements, including a Manufacturing Services Agreement ("MSA") under which the Company will purchase wafers from LFoundry for four years following the closing on a "take-or-pay" basis. Upon closing of this transaction, the Company recorded a loss on sale of $94,052 in the three months ended June 30, 2010, which is summarized in the following table:

Three Months Ended
(in thousands)	June 30, 2010
Net assets transferred	$(61,646)
Fair value of Manufacturing Services Agreement	(92,417)
Currency translation adjustment	97,367
Severance cost liability	(27,840)
Transition services	(4,746)
Selling costs	(3,173)
Other related costs	(1,597)

Loss on Sale of Assets	$(94,052)

              As future wafer purchases under the MSA were negotiated at pricing above their fair value, the Company recorded a liability in conjunction with the sale, representing the present value of the unfavorable purchase commitment. The Company obtained current market prices for wafers from unaffiliated, well-known third party foundries, taking into consideration minimum volume requirements as specified in the contract, process technology, industry pricing trends and other factors. The Company determined that the difference between the contract prices and the market prices over the term of the agreement totaled $103,660 as of June 30, 2010. The present value of this liability totaled $92,417 (discount rate of 7%) and is included in loss on sale of assets in the consolidated statements of operations. The discount rate was determined based on publicly-traded debt for companies comparable to the Company. The present value of the liability will be recognized as a credit to cost of revenues over the term of the MSA as the wafers are purchased and the present value discount of $11,243 will be recognized as interest expense over the same term. In the three and nine months ended September 30, 2011 the Company reduced the liability by approximately $8,089 and $23,796, respectively, offset in part by interest expense of approximately $1,019 and $3,520, respectively.

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

              The Company has retained a minority equity interest in the manufacturing operations (the "entity") sold to LFoundry. This equity interest provides limited protective rights to the Company, but no decision-making rights that are significant to the economic performance of the entity. The Company is an equity holder that is shielded from economic losses and does not participate fully in the entity's residual economics; accordingly, the Company has concluded that its interest in the entity is an interest in a VIE. In determining whether the Company is the primary beneficiary of LFoundry, it identified LFoundry's significant activities and the parties that have the power to direct them, determined LFoundry's equity, profit and loss participation, and reviewed LFoundry's funding and operating agreements. Based on the above factors, the Company determined that it is not the primary beneficiary of LFoundry and hence does not consolidate LFoundry in its financial statements. The Company's maximum exposure related to LFoundry is not expected to be significantly in excess of the amounts recorded and it does not intend to provide any other support to LFoundry, financial or otherwise.

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

Note 11 RESTRUCTURING CHARGES

              The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the periods from January 1, 2011 to September 30, 2011 and January 1, 2010 to September 30, 2010.

	January 1, 2011 Accrual	Charges	Payments	Currency Translation Adjustment	March 31, 2011 Accrual	Charges	Payments	Currency Translation Adjustment	June 30, 2011 Accrual	Charges	Payments	Foreign Exchange (Gain)/Loss	September 30, 2011 Accrual

	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$-	$-	$-	$1,592	$-	$-	$-	$1,592	$-	$-	$-	$1,592	(2)
Second quarter of 2008
Employee termination costs	3	-	-	-	3	-	-	-	3	-	-	-	3
Third quarter of 2008
Employee termination costs	460	-	-	16	476	-	-	11	487	-	(12)	-	475
First quarter of 2009
Other restructuring charges	136	-	(45)	-	91	-	(46)	-	45	-	(45)	-	-
Second quarter of 2010
Employee termination costs	1,286	21,210	(1,972)	735	21,259	-	(3,428)	430	18,261	-	(1,808)	(1,166)	15,287

Total 2011 activity	$3,477	$21,210	$(2,017)	$751	$23,421	$-	$(3,474)	$441	$20,388	$-	$(1,865)	$(1,166)	$17,357	(1)

(1)
Accrued restructuring charges are classified within accrued and other liabilities on the condensed consolidated balance sheets and are expected to be paid prior to September 30, 2012.

(2)
Relates to a contractual obligation, which is currently subject to litigation.

	January 1, 2010 Accrual	Charges	Payments	Currency Translation Adjustment	March 31, 2010 Accrual	Charges	Payments	Currency Translation Adjustment	June 30, 2010 Accrual	Charges	Payments	Currency Translation Adjustment	September 30, 2010 Accrual

	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$-	$-	$-	$1,592	$-	$-	$-	$1,592	$-	$-	$-	$1,592
Second quarter of 2008
Employee termination costs	4	-	-	(1)	3	-	-	-	3	-	-	-	3
Third quarter of 2008
Employee termination costs	557	-	-	(37)	520	-	-	(30)	490	-	-	20	510
First quarter of 2009
Employee termination costs	-	969	(398)	-	571	11	(184)	(39)	359	6	(201)	7	171
Other restructuring charges	318	-	(46)	-	272	-	(45)	-	227	-	(45)	-	182
Second quarter of 2010	-	-	-	-	-	-		-	-
Employee termination costs	-	-	-	-	-	1,603	-	(76)	1,527	1,074	(1,888)	77	790

Total 2010 activity	$2,471	$969	$(444)	$(38)	$2,958	$1,614	$(229)	$(145)	$4,198	$1,080	$(2,134)	$104	$3,248

2011 Restructuring Charges

              In the nine months ended September 30, 2011, the Company implemented cost reduction actions, primarily targeting reduction of labor costs. The Company did not incur restructuring charges in the three months ended September 30, 2011 and incurred restructuring charges of $21,210 in the nine months ended September 30, 2011 related to severance costs resulting from involuntary termination of 89 employees at the Company's Rousset, France subsidiary. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.

2010 Restructuring Charges

              In the three and nine months ended September 30, 2010, the Company incurred restructuring charges of $1,080 and $3,663, respectively, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.

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

              A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands, except per share data)
Net income	$116,706	$219,812	$282,129	$199,984

Weighted-average shares — basic	457,721	459,588	456,992	458,872
Incremental shares and share equivalents	9,141	8,585	10,048	7,073

Weighted-average shares — diluted	466,862	468,173	467,040	465,945

Net income per share:
Basic
Net income per share — basic	$0.25	$0.48	$0.62	$0.44

Diluted
Net income per share — diluted	$0.25	$0.47	$0.60	$0.43

              The Company's anti-dilutive shares for the three and nine months ended September 30, 2011 and 2010 were not material.

Note 13 INTEREST AND OTHER (EXPENSE) INCOME, NET

              Interest and other (expense) income, net, are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
Interest and other (expense) income	$(231)	$535	$(120)	$3,120
Interest expense	(1,667)	(2,577)	(5,281)	(4,934)
Foreign exchange transaction gains	1,634	7,572	6,319	14,470

Total	$(264)	$5,530	$918	$12,656

Note 14 SUBSEQUENT EVENTS

              On October 6, 2011, Atmel completed its acquisition of Advanced Digital Design, S.A. ("ADD"). Management has not, as of the date of this Quarterly Report on Form 10-Q, determined the purchase price allocation for the acquisition. However, the substantial majority of the purchase price is expected to be allocated to goodwill and intangible assets. Additionally, the pro forma impact of the ADD acquisition on 2011 results is not expected to be material.

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

              Our net revenues totaled $479 million for the three months ended September 30, 2011, an increase of 8%, or $35 million, from $444 million in net revenues for the three months ended September 30, 2010. Net revenues increased to $1,419 million in the nine months ended September 30, 2011 from $1,186 million in the nine months ended September 30, 2010, an increase of $233 million or 20%. Revenues for the third quarter of 2011 increased primarily due to strong demand for our 32-bit ARM-based microcontrollers and maXTouch microcontrollers. Our Microcontroller segment revenues increased 18% to $301 million for the three months ended September 30, 2011 compared to revenues of $256 million for the three months ended September 30, 2010. Our Microcontroller segment revenues increased 49% to $897 million for the nine months ended September 30, 2011, compared to revenues of $604 million for the nine months ended September 30, 2010.

              Gross margin rose to 50.1% and 51.0% for the three and nine months ended September 30, 2011, respectively, compared to 46.8% and 42.3% for the three and nine months ended September 30, 2010, respectively. Gross margin in the three and nine months ended September 30, 2011 was positively impacted by higher overall shipment levels, a more favorable mix of higher margin microcontroller products and continued cost reduction activities.

              Provision for income taxes totaled $23 million and $52 million for the three and nine months ended September 30, 2011, respectively, compared to benefit from income taxes totaling $137 million and $174 million for the three and nine months ended September 30, 2010, respectively. The tax provision recorded for the three and nine months ended September 30, 2011 is primarily related to increased profitability from higher revenues and improved gross margin, which resulted in additional taxable income. While the provision for income taxes increased over the prior comparable period, we benefited from a global tax restructuring implemented on January 1, 2011, which allowed us to generate earnings in jurisdictions with lower tax rates.

              Cash provided by operating activities was $178 million and $215 million for the nine months ended September 30, 2011 and 2010, respectively. Our cash, cash equivalents and short-term investments decreased to $483 million at September 30, 2011, compared to $521 million at December 31, 2010, primarily as a result of repurchases of common stock. Payments for capital expenditures totaled $75 million for the nine months ended September 30, 2011, compared to $56 million for the nine months ended September 30, 2010. We repurchased approximately 14 million shares of our common stock in the nine months ended September 30, 2011, using approximately $169 million.

              On August 30, 2011, we completed the sale of our San Jose corporate headquarters and adjacent parcels of land to Ellis Partners LLC for an aggregate sale price of $48.5 million and recorded a gain of $33 million.

              On August 30, 2011, we entered into a ten year lease for a new corporate headquarters located at 1600 Technology Drive in San Jose, California. We expect to commence occupancy of the premises in the second quarter of 2012.

    RESULTS OF CONTINUING OPERATIONS

    Net Revenues

              Our net revenues totaled $479 million for the three months ended September 30, 2011, an increase of 8%, or $35 million, from $444 million in net revenues for the three months ended September 30, 2010. Net revenues increased to $1,419 million in the nine months ended September 30, 2011 from $1,186 million in the nine months ended September 30, 2010, an increase of $233 million or 20%. Revenues for the third quarter of 2011 increased primarily due to strong demand for our 32-bit ARM-based microcontrollers, and our maXTouch microcontrollers. Our Microcontroller segment revenues increased 18% to $301 million for the three months ended September 30, 2011 compared to revenues of $256 million for the three months ended September 30, 2010. Our Microcontroller segment revenues increased 49% to $897 million for the nine months ended September 30, 2011 compared to revenues of $604 million for the nine months ended September 30, 2010.

              Net revenues denominated in Euros were 19% and 20% for the three months ended September 30, 2011 and 2010, respectively, and 21% and 20% in the nine months ended September 30, 2011 and 2010, respectively. Average exchange rates utilized to translate foreign currency revenues and expenses in Euros were approximately 1.43 and 1.27 Euros to the dollar in the three months ended September 30, 2011 and 2010, respectively, and 1.40 and 1.32 Euros to the dollar in the nine months ended September 30, 2011 and 2010. Our net revenues for the three months ended September 30, 2011 would have been approximately $10 million lower had the average exchange rate in the current quarter remained the same as the average exchange rate in effect in the three months ended September 30, 2010. Our net revenues for the nine months ended September 30, 2011 would have been approximately $14 million lower had the average exchange rate in the nine months ended September 30, 2011 remained the same as the rate in effect in the nine months ended September 30, 2010.

    Net Revenues — By Operating Segment

              Our net revenues by operating segment are summarized as follows:

	Three Months Ended
	September 30, 2011	September 30, 2010	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$301,275	$255,546	$45,729	18%
Nonvolatile Memory	65,922	66,473	(551)	-1%
RF and Automotive	52,021	45,179	6,842	15%
ASIC	60,157	77,146	(16,989)	-22%

Total net revenues	$479,375	$444,344	$35,031	8%

	Nine Months Ended
	September 30, 2011	September 30, 2010	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$897,293	$604,054	$293,239	49%
Nonvolatile Memory	200,557	217,527	(16,970)	-8%
RF and Automotive	155,445	136,934	18,511	14%
ASIC	166,149	227,739	(61,590)	-27%

Total net revenues	$1,419,444	$1,186,254	$233,190	20%

    Microcontroller

              Microcontroller segment net revenues increased 18% to $301 million for the three months ended September 30, 2011 from $256 million for the three months ended September 30, 2010. Microcontroller segment net revenues increased 49% to $897 million for the nine months ended September 30, 2011 from $604 million for the nine months ended September 30, 2010. Revenues for the three and nine months ended September 30, 2011 increased primarily due to strong demand for our 32-bit ARM-based microcontrollers and maXTouch microcontrollers. Microcontroller net revenues represented 63% of total net revenues for both the three and nine months ended September 30, 2011.

    Nonvolatile Memory

              Nonvolatile Memory segment net revenues remained flat at $66 million for both the three months ended September 30, 2011 and the three months ended September 30, 2010. Nonvolatile Memory segment net revenues decreased 8% to $201 million for the nine months ended September 30, 2011 from $218 million for the nine months ended September 30, 2010. This decrease is primarily related to lower shipments of Serial EE memory and BIOS Flash products, which decreased 10% and 13%, respectively, for the three months ended September 30, 2011 over the same period last year and decreased 23% and increased 5%, respectively, for the nine months ended September 30, 2011 over the same period last year. While demand for memory products remained strong during the three and nine months ended September 30, 2011, shipments of memory products (primarily Serial EE family products) were unfavorably impacted by limited production capacity resulting from wafer allocation to our microcontroller customers to satisfy the significant increase in demand in that segment.

    RF and Automotive

              RF and Automotive segment net revenues increased 15% to $52 million for the three months ended September 30, 2011 from $45 million for the three months ended September 30, 2010. RF and Automotive segment net revenues increased 14% to $155 million for the nine months ended September 30, 2011 from $137 million for the nine months ended September 30, 2010. This increase was primarily related to improved demand in automotive markets for the three and nine months ended September 30, 2011. Our identification and high voltage products increased 59% and 26%, respectively, for the three months ended September 30, 2011 over the same period last year and increased 77% and 22%, respectively, for the nine months ended September 30, 2011 over the same period last year, driven by higher shipments for vehicle networking products (LIN/IVN applications). In addition, revenues increased 8% and 23% for foundry products sourced from our Colorado Springs fabrication facility for the three and nine months ended September 30, 2011, respectively.

    ASIC

              ASIC segment net revenues decreased 22% to $60 million for the three months ended September 30, 2011 from $77 million for the three months ended September 30, 2010. ASIC segment net revenues decreased 27% to $166 million for the nine months ended September 30, 2011 from $228 million for the nine months ended September 30, 2010. The decrease in revenues for the ASIC segment primarily reflects the impact of the sale of the SMS business which occurred in the second half of 2010. ASIC segment net revenues were also unfavorably affected by limited production capacity, resulting from wafer allocation to support increased demand for our microcontroller customers in the three and nine months ended September 30, 2011. Aerospace business revenues which are also included within this segment increased approximately 105% and 46% for the three and nine months ended September 30, 2011, respectively, compared to the same period in 2010, primarily due to space and military aero products.

    Net Revenues by Geographic Area

              Our net revenues by geographic areas in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 are summarized as follows (revenues are attributed based on the locations to where we ship products; see Note 9 of Notes to Condensed Consolidated Financial Statements for further discussion):

	Three Months Ended
	September 30, 2011	September 30, 2010	Change	% Change
	(in thousands, except for percentages)
Asia	$300,629	$257,352	$43,277	17%
Europe	113,878	107,007	6,871	6%
United States	57,254	68,964	(11,710)	-17%
Other*	7,614	11,021	(3,407)	-31%

Total net revenues	$479,375	$444,344	$35,031	8%

	Nine Months Ended
	September 30, 2011	September 30, 2010	Change	% Change
	(in thousands, except for percentages)
Asia	$855,298	$640,271	$215,027	34%
Europe	351,757	327,947	23,810	7%
United States	192,109	194,348	(2,239)	-1%
Other*	20,280	23,688	(3,408)	-14%

Total net revenues	$1,419,444	$1,186,254	$233,190	20%

*
Primarily includes South Africa, and Central and South America

              Net revenues outside the United States accounted for 88% and 86% of our net revenues for the three and nine months ended September 30, 2011, respectively, compared to 84% for both the three and nine months ended September 30, 2010. Net revenues through distribution channels totaled 58% and 59% for the three and nine months ended September 30, 2011, respectively, compared to 53% and 54% for the three and nine months ended September 30, 2010, respectively.

              Our net revenues in Asia increased $43 million, or 17%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010 and increased by $215 million, or 34% in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase in this region for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010 was primarily due to higher shipments of our microcontroller products as a result of improved demand in customer end markets for smartphone and other consumer-based products. Net revenues for the Asia region were 63% and 60% of total net revenues in the three and nine months ended September 30, 2011, respectively, compared to 58% and 54%, for the three and nine months ended September 30, 2010, respectively.

              Our net revenues in Europe increased $7 million, or 6%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010 and increased by $24 million, or 7% for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase in this region for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, resulted primarily from improved automotive and industrial markets, partially offset by the sale of our SMS business and declining demand for our Cell Based Integrated Circuit, or CBIC, products. Net revenues for the Europe region were 24% and 25% of total net revenues for the three and nine months ended September 30, 2011, respectively, compared to 24% and 28% of total net revenues for the three and nine months ended September 30, 2010, respectively.

              Our net revenues in the United States region decreased by $12 million, or 17%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, and decreased by $2 million, or 1% for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The decrease in this region for the three months ended September 30, 2011, compared to the three months ended September 30, 2010 was a result of lower demand for industrial and consumer-based products. The decrease in this region for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010 was a result of lower demand for industrial and consumer-based products partly offset by higher demand for smart metering products. Net revenues for the United States region were 12% and 14% of total net revenues for the three and nine months ended September 30, 2011, respectively, compared to 16% of total net revenues for both the three and nine months ended September 30, 2010.

              We expect that net revenues in the Asia region will continue to grow more rapidly than other regions in the future driven by the growth of the electronics industry within Asia and the continued outsourcing of production to that region by large North American and European original equipment manufacturers (OEMs).

    Cost of Revenues and Gross Margin

              Gross margin rose to 50.1% and 51.0% for the three and nine months ended September 30, 2011, respectively, compared to 46.8% and 42.3% for the three and nine months ended September 30, 2010, respectively. Gross margin in the three and nine months ended September 30, 2011 was positively impacted by higher overall shipment levels, a more favorable mix of higher margin microcontroller products and continued cost reduction activities. Gross margins were reduced in part by inventory write-downs for excess quantities on hand due to increased inventory levels in 2011.

              In the nine months ended September 30, 2011, we manufactured approximately 51% of our products in our own wafer fabrication facilities compared to 73% for the nine months ended September 30, 2010, with the decline resulting primarily from the sale of our Rousset, France fabrication facility in the second quarter of 2010.

              Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, inventory write down, royalty expense, freight costs and stock compensation expense. Our gross margin as a percentage of net revenues fluctuates depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.

    Research and Development

              Research and development ("R&D") expenses increased 14%, or $8 million, to $64 million in the three months ended September 30, 2011 from $57 million in the three months ended September 30, 2010. R&D expenses increased 8%, or $15 million, to $192 million in the nine months ended September 30, 2011 from $177 million in the nine months ended September 30, 2010.

              R&D expenses in the three months ended September 30, 2011, compared to the three months ended September 30, 2010, increased primarily due to higher employee payroll related expenses of $6 million as a result of increased headcount, decreased grant benefit of $3 million and increased stock-based compensation expense of $1 million, partly offset by a decrease of $1 million in outside services and a decrease of $2 million in masks and foundry wafer expense. Including items described above, the three months ended September 30, 2011 were unfavorably affected by approximately $4 million due to foreign exchange rate fluctuations, compared to rates in effect for the three months ended September 30, 2010.

              R&D expenses in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, increased primarily due to increased employee payroll related expenses of $13 million as a result of increased headcount, decreased grant benefit of $5 million and increased stock-based compensation expense of $2 million, partly offset by decreases of $2 million related to outside services and $5 million related to masks and foundry wafer expense. Including items described above, the nine months ended September 30, 2011 were unfavorably affected by approximately $6 million due to foreign exchange rate fluctuations, compared to rates in effect for the nine months ended September 30, 2010.

              As a percentage of net revenues, R&D expenses totaled 13% and 14% for the three and nine months ended September 30, 2011, respectively, compared to 13% and 15% for the three and nine months ended September 30, 2010, respectively.

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

    Selling, General and Administrative

              Selling, general and administrative ("SG&A") expenses increased 4%, or $3 million, to $68 million in the three months ended September 30, 2011 from $66 million in the three months ended September 30, 2010. SG&A expenses increased 8%, or $15 million, to $210 million in the nine months ended September 30, 2011 from $195 million in the nine months ended September 30, 2010.

              SG&A expenses increased in the three months ended September 30, 2011, primarily due to increased stock-based compensation expense of $3 million and legal fees of $1 million, partly offset by decreased employee payroll expense of $2 million. Including the items described above, SG&A expenses for the three months ended September 30, 2011, were unfavorably affected by approximately $2 million due to foreign exchange rate fluctuations, compared to rates in effect for the three months ended September 30, 2010.

              SG&A expenses increased in the nine months ended September 30, 2011, primarily due to increased employee payroll expense related to increased headcount of $8 million, increased travel and training expenses of $4 million, increased stock-based compensation expense of $2 million and increased expenses related to licenses and other fees of $1 million. Including the items described above, SG&A expenses for the nine months ended September 30, 2011, were unfavorably affected by approximately $3 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses for the nine months ended September 30, 2010.

              As a percentage of net revenues, SG&A expenses totaled 14% and 15% of net revenues for the three and nine months ended September 30, 2011, respectively, compared to 15% and 16% for the three and nine months ended September 30, 2010, respectively.

    Stock-Based Compensation

              We issue primarily restricted stock units to our employees as equity compensation. Employees may also participate in an Employee Stock Purchase Program that offers the ability to purchase stock through payroll withholdings at a discount to market price.

              Stock-based compensation cost for stock options is based on the fair value of the award at the measurement date (grant date). The compensation amount for those options is calculated using a Black-Scholes option valuation model. For restricted stock unit awards, the compensation amount is determined based upon the market price of our common stock on the grant date. Stock-based compensation for restricted stock units is recognized as expense over the applicable vesting terms for each employee receiving restricted stock units.

              The recognition as expense of the fair value of performance-related stock-based awards is determined based upon management's estimate of the probability and timing for achieving the associated performance criteria, utilizing the fair value of the common stock on the grant date. Stock-based compensation for performance-related awards is recognized over the estimated performance period, which may vary from period to period based upon management's estimates of the timing to achieve the related performance goals. These awards vest once the performance criteria are met.

              The following table summarizes the distribution of stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchases for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
Cost of revenues	$1,143	$2,093	$5,783	$5,957
Research and development	5,557	4,260	16,325	13,845
Selling, general and administrative	9,758	6,896	27,496	25,069

Total stock-based compensation expense, before income taxes	16,458	13,249	49,604	44,871
Tax benefit	(2,776)	-	(7,853)	-

Total stock-based compensation expense, net of income taxes	$13,682	$13,249	$41,751	$44,871

              The table above excludes stock-based compensation (credit) of $0 and $(3) million for the three and nine months ended September 30, 2010, respectively, related to the Quantum Research Group Ltd. acquisition, which are classified within acquisition-related charges in the condensed consolidated statements of operations.

              Non-employee stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 was not material.

              In the three months ended June 30, 2011, 8 million performance-based restricted stock units issued under our 2008 Incentive Plan (the "2008 Plan") vested upon board of director approval on May 23, 2011 as a result of us achieving all of the performance criteria as of March 31, 2011. A total of 5 million shares were issued to participants, net of withholding taxes under the 2008 Plan. These vested performance-based restricted stock units had a weighted average value of $14 per share on the vesting date. We recorded total stock-based compensation expense related to the performance-based restricted stock units granted under the 2008 Plan of $7 million in the nine months ended September 30, 2011, and $4 million and $21 million in the three and nine months ended September 30, 2010, respectively. There were no charges under the 2008 Plan for the three months ended September 30, 2011 as the plan concluded in May 2011.

              In May 2011, we adopted the 2011 Long-Term Performance-Based Incentive Plan (the "2011 Plan"), which provides for the grant of restricted stock units to eligible employees; vesting of these restricted stock units is subject to the satisfaction of specified performance metrics over the designated performance periods. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013, consisting of three one-year performance periods (calendar years 2011, 2012 and 2013) and a three-year cumulative performance period. We issued 3 million performance-based restricted stock units in May 2011 under the 2011 Plan and recorded stock-based compensation expense related to these performance-based restricted stock units of $4 million in both the three and nine months ended September 30, 2011.

              The 2011 Plan performance metrics include ranking of revenue growth relative to a semiconductor peer group or a microcontroller peer group, as determined by the Compensation Committee. In addition, in order for a participant to receive credit for a performance period we must achieve a minimum operating margin during such performance period, measured on a pro forma basis, subject to adjustment by the Compensation Committee. We re-evaluate estimated achievement of performance metrics each quarter in determining stock-based compensation expense for performance share plans.

    Segment Operating Income

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Microcontroller	$70,084	$57,920	$219,341	$93,614
Nonvolatile Memory	15,211	15,052	44,999	27,475
RF and Automotive	5,036	4,932	15,843	7,356
ASIC	17,433	7,762	41,816	1,075

Total operating income	$107,764	$85,666	$321,999	$129,520

    Microcontroller

              For the three months ended September 30, 2011, Microcontroller segment operating income was $70 million, compared to $58 million for three months ended September 30, 2010. For the nine months ended September 30, 2011, Microcontroller segment operating income was $219 million, compared to

$94 million for nine months ended September 30, 2010. These period over period increases resulted principally from significantly higher shipment levels, lower manufacturing costs on a per unit basis from higher manufacturing volumes along with a more favorable mix of higher margin products included in net revenues within this segment.

    Nonvolatile Memory

              For both the three months ended September 30, 2011 and 2010, Nonvolatile Memory segment operating income was $15 million. For the nine months ended September 30, 2011, Nonvolatile Memory segment operating income was $45 million, compared to $27 million for nine months ended September 30, 2010. Despite reduced revenues, operating results in this segment improved compared to the same period last year as a result of lower production costs related to improved factory loading.

    RF and Automotive

              For both the three months ended September 30, 2011 and 2010, RF and Automotive segment operating income was $5 million. For the nine months ended September 30, 2011, RF and Automotive segment operating income was $16 million, compared to $7 million for the nine months ended September 30, 2010. These period over period increases resulted primarily from increased shipments and lower manufacturing costs on a per unit basis from higher manufacturing volumes.

    ASIC

              For the three months ended September 30, 2011, ASIC segment operating income was $17 million, compared to $8 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, ASIC segment operating income was $42 million, compared to $1 million for the nine months ended September 30, 2010. Despite reduced revenues, operating results in this segment improved significantly, compared to the same period last year as a result of improved pricing conditions and lower production costs associated with improved factory loading.

    Acquisition-Related Charges

              We recorded total acquisition-related charges primarily related to the amortization of intangible assets related to the acquisition of Quantum Research Group Ltd in 2008 of $1 million for both the three months ended September 30, 2011 and 2010, respectively, and $3 million and $0.4 million in the nine months ended September 30, 2011 and 2010, respectively. The net acquisition-related charge in the nine months ended September 30, 2010 included a stock-based compensation credit of $3 million. We recorded amortization of intangible assets associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. We estimate charges related to amortization of intangible assets related to the acquisition of Quantum will be approximately $1 million for the remainder of 2011.

    Gain on Sale of Assets

    Sale and Leaseback of Headquarters

              On August 30, 2011, we completed the sale of our San Jose corporate headquarters and adjacent parcels of land to Ellis Partners LLC for an aggregate purchase price of $48.5 million. Concurrent with the sale, we are leasing back our corporate headquarters facility for a term of seven months at a rate of $0.2 million per month with two three-month renewal options. The net book value of the properties sold was approximately $12 million on the closing date. The sale qualified for minor sale leaseback accounting;

therefore, the gain of $33 million was recorded in the three months ended September 30, 2011, which is summarized below:

Three Months Ended
September 30, 2011
(in thousands)
Sales price	$48,500
Net book value of assets transferred	(12,262)
Transaction related costs	(2,810)

Gain on sale of assets	$33,428

    Dream

              On February 15, 2011, we sold our DREAM business, including our French subsidiary, Digital Research in Electronics, Acoustics and Music SAS (DREAM), which sold custom-designed ASIC chips for karaoke and other entertainment machines, for $2 million. We recorded a gain of $2 million, which is reflected in gain on sale of assets in the condensed consolidated statements of operations.

    Loss on Sale of Assets

    Secure Microcontroller Solutions

              On September 30, 2010, we completed the sale of our SMS business to INSIDE Contactless S.A. ("INSIDE"). Under the terms of the sale agreement, we transferred certain assets and employee liabilities to INSIDE in return for cash consideration of $37 million, subject to a working capital adjustment. Cash proceeds of $5 million were deposited in escrow by INSIDE to secure the payment of potential post-sale losses. We may receive additional cash consideration of up to $15 million, if certain financial targets are met in 2011. The SMS business did not meet the financial targets for 2010; therefore, we did not receive any of the potential earnout payments tied to 2010 performance. We also entered into other ancillary agreements, including technology licensing and transition services for certain supply arrangements, testing, and engineering services. We recorded a loss on sale of $6 million in the three months ended September 30, 2010, which is summarized below:

Three Months Ended
(in thousands)	September 30, 2010
Sales price	$37,000
Net assets transferred, including working capital	(32,420)
Release of currency translation adjustment	(2,412)
Selling costs	(3,882)
Other related costs	(4,001)

Loss on Sale of Assets	$(5,715)

              In connection with the sale, we transferred net assets totaling $32 million to INSIDE.

              Our East Kilbride, UK facility was included in the assets transferred to INSIDE, resulting in the complete liquidation of our investment in this foreign entity. As a result, we recorded a charge of $2 million as a component of the loss on sale related to the currency translation adjustment balance that was previously recorded within stockholders' equity.

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

              INSIDE has entered into a three year supply agreement to purchase wafers from LFoundry, the entity that purchased our manufacturing operations in Rousset, France in the second quarter of 2010. Wafers that INSIDE purchases from LFoundry will reduce future commitment under our wafer supply agreement with LFoundry.

              We also agreed to provide INSIDE a royalty-based, non-exclusive license to certain SMS business-related intellectual property that we retained in order to support the current SMS business and future product development.

    Rousset, France

              On June 23, 2010, we closed the sale of our manufacturing operations in Rousset, France to LFoundry GmbH ("LFoundry"). Under the terms of the agreement, we transferred manufacturing assets and related liabilities (valued at $62 million) to LFoundry in return for nominal cash consideration. In connection with the sale, we entered into certain other ancillary agreements, including a Manufacturing Services Agreement ("MSA") under which we agreed to purchase wafers from LFoundry for four years following the closing on a "take-or-pay" basis. Upon closing of this transaction, we recorded a loss on sale of $94 million in the three months ended June 30, 2010, which is summarized in the following table:

Three Months Ended
(in thousands)	June 30, 2010
Net assets transferred	$(61,646)
Fair value of Manufacturing Services Agreement	(92,417)
Currency translation adjustment	97,367
Severance cost liability	(27,840)
Transition services	(4,746)
Selling costs	(3,173)
Other related costs	(1,597)

Loss on Sale of Assets	$(94,052)

              As future wafer purchases under the MSA were negotiated at pricing above their fair value, we recorded a liability in conjunction with the sale, representing the present value of the unfavorable purchase commitment. We obtained current market prices for wafers from unaffiliated, well-known third party foundries, taking into consideration minimum volume requirements as specified in the contract, process technology, industry pricing trends and other factors. We determined that the difference between the contract prices and the market prices over the term of the agreement totaled $104 million as of June 30, 2010. The present value of this liability totaled $92 million (discount rate of 7%) and is included in loss on sale of assets in the consolidated statements of operations. The discount rate was determined based on publicly-traded debt for companies comparable to us. The gross value of the MSA will be recognized as a credit to cost of revenues over the term of the MSA as the wafers are purchased and the present value discount of $11 million will be recognized as interest expense over the same term. In the three and nine months ended September 30, 2011 we reduced the liability by approximately $8 million and $24 million, respectively, offset in part by interest expense of approximately $1 million and $4 million, respectively.

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

    Restructuring Charges

              The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the periods from January 1, 2011 to September 30, 2011 and January 1, 2010 to September 30, 2010.

	January 1, 2011 Accrual	Charges	Payments	Currency Translation Adjustment	March 31, 2011 Accrual	Charges	Payments	Currency Translation Adjustment	June 30, 2011 Accrual	Charges	Payments	Foreign Exchange (Gain)/Loss	September 30, 2011 Accrual

	(in thousands)
Third quarter of 2002 Termination of contract with supplier	$1,592	$-	$-	$-	$1,592	$-	$-	$-	$1,592	$-	$-	$-	$1,592
Second quarter of 2008 Employee termination costs	3	-	-	-	3	-	-	-	3	-	-	-	3
Third quarter of 2008 Employee termination costs	460	-	-	16	476	-	-	11	487	-	(12)	-	475
First quarter of 2009 Other restructuring charges	136	-	(45)	-	91	-	(46)	-	45	-	(45)	-	-
Second quarter of 2010 Employee termination costs	1,286	21,210	(1,972)	735	21,259	-	(3,428)	430	18,261	-	(1,808)	(1,166)	15,287

Total 2011 activity	$3,477	$21,210	$(2,017)	$751	$23,421	$-	$(3,474)	$441	$20,388	$-	$(1,865)	$(1,166)	$17,357

	January 1, 2010 Accrual	Charges	Payments	Currency Translation Adjustment	March 31, 2010 Accrual	Charges	Payments	Currency Translation Adjustment	June 30, 2010 Accrual	Charges	Payments	Currency Translation Adjustment	September 30, 2010 Accrual

	(in thousands)
Third quarter of 2002 Termination of contract with supplier	$1,592	$-	$-	$-	$1,592	$-	$-	$-	$1,592	$-	$-	$-	$1,592
Second quarter of 2008 Employee termination costs	4	-	-	(1)	3	-	-	-	3	-	-	-	3
Third quarter of 2008 Employee termination costs	557	-	-	(37)	520	-	-	(30)	490	-	-	20	510
First quarter of 2009 Employee termination costs	-	969	(398)	-	571	11	(184)	(39)	359	6	(201)	7	171
Other restructuring charges	318	-	(46)	-	272	-	(45)	-	227	-	(45)	-	182
Second quarter of 2010	-	-	-	-	-	-		-	-
Employee termination costs	-	-	-	-	-	1,603	-	(76)	1,527	1,074	(1,888)	77	790

Total 2010 activity	$2,471	$969	$(444)	$(38)	$2,958	$1,614	$(229)	$(145)	$4,198	$1,080	$(2,134)	$104	$3,248

2011 Restructuring Charges

              In the nine months ended September 30, 2011, we implemented cost reduction actions, primarily targeting reduction of labor costs. We incurred no restructuring charges in the three months ended September 30, 2011 and incurred $21 million in restructuring charges in the nine months ended September 30, 2011 related to severance costs resulting from involuntary termination of 89 employees at our Rousset, France subsidiary. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.

2010 Restructuring Charges

              In the three and nine months ended September 30, 2010, we incurred restructuring charges of $1 million and $4 million, respectively, related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities.

    Interest and Other (Expense) Income, Net

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
Interest and other (expense) income	$(231)	$535	$(120)	$3,120
Interest expense	(1,667)	(2,577)	(5,281)	(4,934)
Foreign exchange transaction gains	1,634	7,572	6,319	14,470

Total	$(264)	$5,530	$918	$12,656

              Interest and other (expense) income, net, resulted in an expense of $(0.3) million in the three months ended September 30, 2011, compared to an income of $6 million in the three months ended September 30, 2010, and an income of $1 million in the nine months ended September 30, 2011, compared to an income of $13 million in the nine months ended September 30, 2010. These changes are primarily due to our foreign exchange exposures from intercompany balances between our subsidiaries compared to the three and nine months ended September 30, 2010, offset by lower interest expense for the three and nine months ended September 30, 2011. We continue to have unhedged exposures to exchange rate fluctuations of foreign currency balances of assets and liabilities, and may incur further gains or losses in the future.

    Provision for Income Taxes

              We recorded a provision for income taxes of $(23) million and $(52) million for the three and nine months ended September 30, 2011, respectively, compared to income tax benefit of $137 million and $174 million for the three and nine months ended September 30, 2010, respectively.

              Our effective tax rate for the three and nine months ended September 30, 2011 was 17% and 16%, respectively, compared to the effective tax rate for the three and nine months ended September 30, 2010 of (164)% and (658)%, respectively. Our effective tax rate for the three and nine months ended September 30, 2011 is lower than the statutory federal income tax rate of 35% primarily due to tax rate benefits of certain earnings from operations in jurisdictions with lower tax rates than the US. These benefits result primarily from a global tax restructuring program implemented in 2011.

              Our effective tax rate for the three and nine months ended September 30, 2010 was substantially lower than the statutory federal income tax rate of 35% primarily due to IRS settlement for years 2000-2003, the recognition of certain refundable R&D credits and a net discrete income tax benefit associated with the sale of our wafer manufacturing operations in Rousset, France, as management determined that this benefit will more likely than not be realized.

              Our global tax restructuring, implemented on January 1, 2011, was designed to more effectively align our corporate structure and transaction flows with changes in our geographic business operations.

              To reflect the shift of our business and revenue to the Asia/Pacific region, our tax restructuring included the implementation of a cost sharing arrangement designed to enhance cost-efficiencies resulting from operations transitioning to countries such as Malaysia and the Philippines. In connection with those efforts, we also implemented several functional changes to our internal organization, including the creation of new legal entities, realignment of existing legal entities, intercompany sales of intellectual property and non-US inventory and fixed assets across different tax jurisdictions, elimination of previous Switzerland based intellectual property licensing and royalty arrangements, and creation of new cost-sharing and intellectual property royalty agreements between our U.S. and Bermuda entities.

              At September 30, 2011 and December 31, 2010, we had $68 million and $64 million of unrecognized tax benefits, respectively.

              It is reasonably possible that the total amount of unrecognized tax benefits will increase by $5 million to $10 million over the next 12 months. Such changes could occur due to additional unrecognized tax benefits established in the normal course of business. We do not expect a material change in unrecognized tax benefits during the remainder of the year ending December 31, 2011. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business.

    Liquidity and Capital Resources

              At September 30, 2011, we had $483 million of cash, cash equivalents and short-term investments, compared to $521 million at December 31, 2010. Our current ratio, calculated as total current assets divided by total current liabilities, was 3.06 at September 30, 2011, compared to 2.59 at December 31, 2010. Working capital, calculated as total current assets less total current liabilities, increased to $820 million at September 30, 2011, compared to $708 million at December 31, 2010. Cash provided by operating activities was $178 million and $215 million for the nine months ended September 30, 2011 and 2010, respectively. Although net income increased, cash provided by operating activities decreased due to cash used for higher receivables and inventory balances necessary to support higher revenue levels in 2011. Capital expenditures totaled $75 million and $56 million for the nine months ended September 30, 2011 and 2010, respectively.

    Operating Activities

              Net cash provided by operating activities was $178 million for the nine months ended September 30, 2011, compared to $215 million for the nine months ended September 30, 2010. Net cash provided by operating activities for the nine months ended September 30, 2011 was primarily due to improved operating results, adjusting net income of $282 million to exclude certain non-cash charges for depreciation and amortization of $56 million and stock-based compensation charges of $50 million, partly offset by excess tax benefit on stock-based compensation of $22 million and a gain on sale of assets of $36 million. Operating cash flows were reduced by increased inventory of $104 million during the nine months ended September 30, 2011.

              Accounts receivable increased by 5% or $12 million to $244 million at September 30, 2011, from $232 million at December 31, 2010. The average days of accounts receivable outstanding ("DSO") was 46 days at both September 30, 2011 and December 31, 2010. Inventories increased by using $104 million of operating cash flows for the nine months ended September 30, 2011, compared to $11 million for the nine months ended September 30, 2010. Our days of inventory increased to 145 days at September 30, 2011 from 109 days at December 31, 2010. We increased inventory levels during the period primarily to support higher increased demand within our Microcontroller business and to enable us to deliver products with reduced lead time. Inventories consist of raw wafers, purchased foundry wafers, work-in-process and finished units.

    Investing Activities

              Net cash used in investing activities was $15 million for the nine months ended September 30, 2011, compared to $31 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, we paid $75 million for acquisitions of fixed assets and $3 million for intangible assets, which were partially offset by net proceeds of $15 million from the sale of short-term investments and net proceeds of $47 million from the sale of fixed assets. In the nine months ended September 30, 2010, we paid $56 million for the acquisitions of fixed assets and $3 million for intangible assets, offset in part by net proceeds of $19 million from the sale of our SMS business and net proceeds of $17 million from the sale of short-term investments.

    Financing Activities

              Net cash used in financing activities was $185 million and $44 million for the nine months ended September 30, 2011 and 2010, respectively. Proceeds from the issuance of common stock totaled $27 million and $13 million for the nine months ended September 30, 2011 and 2010, respectively. We utilized $169 million in cash to repurchase 14 million shares of our common stock in the first nine months of 2011, following the authorizations by our Board of Directors in August 2010 and May 2011 to repurchase up to a total of $500 million of our common stock, depending upon market conditions and other factors. As of September 30, 2011, approximately $242 million of the authorized $500 million remained available to repurchase our common stock. In the nine months ended September 30, 2010, we utilized $41 million in cash to repurchase 7 million shares of our common stock.

              We believe our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, available equipment lease financing, and other short-term and medium-term bank borrowings, if necessary, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

              During the next twelve months, we expect our operations to continue generating positive cash flow. However, a portion of cash balances may be used to make capital expenditures, repurchase common stock, or make acquisitions. Remaining debt obligations totaled $5 million at September 30, 2011. We made $75 million in cash payments for capital equipment in the nine months ended September 30, 2011, and we expect total cash payments for capital expenditures of $10 million to $15 million in the fourth quarter of 2011. We paid $7 million in restructuring payments, primarily for employee severance, in the nine months ended September 30, 2011. We expect to pay out approximately $16 million in additional restructuring and disposition related payments over the next twelve months. During 2011 and in future years, our ability to make necessary capital investments or strategic acquisitions will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary. We believe we have sufficient working capital to fund operations with $483 million in cash, cash equivalents and short-term investments as of September 30, 2011 together with expected future cash flows from operations. Cash flows from operations totaled $178 million for the nine months ended September 30, 2011.

    Contractual Obligations

              The following table describes new material commitments to settle contractual obligations in cash as of September 30, 2011 (see Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion):

	Payments Due by Period

Contractual Obligations:	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years	Total
	(in thousands)
Operating Lease	$-	$9,226	$10,650	$32,723	$52,599

              We entered into a ten year lease for our new corporate headquarters on August 30, 2011. The table above provides anticipated minimum commitments for that ten-year period.

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

    Critical Accounting Policies and Estimates

              Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

              We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available for sale, and consequently record them on the condensed consolidated balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders' equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through September 30, 2011.

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

              Net revenues denominated in Euros were 19% and 20% in the three months ended September 30, 2011 and 2010, respectively, and 21% and 20% in the nine months ended September 30, 2011 and 2010, respectively. Costs denominated in Euro were 12% and 20% of our total costs in the three months ended September 30, 2011 and 2010, respectively, and 13% and 27% in the nine months ended September 30, 2011 and 2010, respectively.

              Net revenues included 63 million Euros and 71 million Euros in the three months ended September 30, 2011 and 2010, respectively, and 216 million Euros and 179 million Euros in the nine months ended September 30, 2011 and 2010, respective. Operating expenses included 32 million Euros and 56 million Euros in the three months ended September 30, 2011 and 2010, respectively, and 104 million Euros and 216 million Euros in the nine months ended September 30, 2011 and 2010, respectiv

              Average exchange rates utilized to translate foreign currency revenues and expenses in Euros were approximately 1.43 and 1.27 Euros to the dollar in the three months ended September 30, 2011 and 2010, respectively, and 1.40 and 1.32 Euros to the dollar in the nine months ended September 30, 2011 and 2010.

              In the three months ended September 30, 2011, changes in foreign exchange rates had a favorable impact to our operating results. Our net revenues for the three months ended September 30, 2011 would have been approximately $10 million lower had the average exchange rate in the current quarter remained the same as the average exchange rate in effect in the three months ended September 30, 2010. In addition, in the three months ended September 30, 2011 our operating expenses would have been approximately $7 million lower (consisting of a decrease in cost of revenues of $1 million, a decrease in research and development expenses of $4 million, and a decrease in sales, general and administrative expenses of $2 million). Therefore, income from operations in the three months ended September 30, 2011 would have been approximately $3 million lower had the average exchange rates of 1.43 in the three months ended September 30, 2011 remained unchanged from the average exchange rates of 1.27 in the three months ended September 30, 2010.

              In the nine months ended September 30, 2011, changes in foreign exchange rates had a favorable impact to our operating results. Our net revenues for the nine months ended September 30, 2011 would have been approximately $14 million lower had the average exchange rate in the current nine month period remained the same as the rate in effect in the nine months ended September 30, 2010. However, in the nine months ended September 30, 2011 our operating expenses would have been approximately $9 million lower (relating to a decrease in cost of revenues of $1 million, a decrease in research and development expenses of $6 million and a decrease in sales, general and administrative expenses of $3 million). Therefore, income from operations in the nine months ended September 30, 2011 would have been approximately $5 million lower had exchange rates in the nine months ended September 30, 2011 remained unchanged from the nine months ended September 30, 2010.

              We may take actions in the future to reduce our exposure to exchange rate fluctuations, including hedging, derivative or other financial transactions designed to mitigate exchange rate risk.

              We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 21% and 33% of our accounts receivables were denominated in foreign currencies as of September 30, 2011 and December 31, 2010.

              We also face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 11% and 10% of our accounts payable were denominated in foreign currencies as of September 30, 2011 and December 31, 2010, respectively. Approximately 100% and 98% of our debt obligations were denominated in foreign currencies as of September 30, 2011 and December 31, 2010, respectively.

Liquidity and Valuation Risk

              Approximately $2 million of our investment portfolio at September 30, 2011 and December 31, 2010 were invested in auction-rate securities.

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

Changes in Internal Control over Financial Reporting

              There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

              We are party to various legal proceedings. Our management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described in Note 6 of Notes to Condensed Consolidated Financial Statements, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows. For more information regarding certain of these proceedings, see Note 6 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference into this Item. We have accrued for losses related to litigation described in Note 6 of Notes to Condensed Consolidated Financial Statements that we consider probable and for which the loss can be reasonably estimated. In the event that a loss cannot be reasonably estimated, we have not accrued for such losses. As we continue to monitor these matters our determination could change, however, and we may decide, at some future date, to establish an appropriate reserve. With respect to each of the matters described in Note 6 of Notes to Condensed Consolidated Financial Statements, except where noted otherwise, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at September 30, 2011. Our management makes a determination as to when a potential loss is probable based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted in Note 6 of Notes to Condensed Consolidated Financial Statements, our management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

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

              As part of our fab-lite strategy, we have reduced the number of manufacturing facilities we own. We currently operate only one manufacturing facility in Colorado Springs, Colorado and we increasingly rely on independent third-party foundry manufacturing partners to manufacture certain products. As part of this strategy, we have expanded and will continue to expand our foundry relationships by entering into new agreements with third-party foundries. If these agreements are not completed on a timely basis, or the transfer of production is delayed for other reasons, the supply of certain products could be disrupted, which could harm our business. In addition, difficulties in production yields can often occur when transitioning to a new third-party foundry. If our foundries fail to deliver quality products and components on a timely basis, our business could be harmed. For the nine months ended September 30, 2011, we manufactured approximately 51% of our products in our own wafer fabrication facilities compared to 73% for the nine months ended September 30, 2010. We expect over time that an increasing portion of our wafer fabrication, especially as we seek to expand capacity, will be undertaken by third party foundries.

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

OUR REVENUES ARE DEPENDENT TO A LARGE EXTENT ON SELLING THROUGH THIRD PARTY DISTRIBUTORS.

              Sales through distributors accounted for 58% and 53% of our net revenues for the three months ended September 30, 2011 and 2010, respectively, and 59% and 54% in the nine months ended September 30, 2011 and 2010, respectively. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with third-party distributors can generally be terminated for convenience by either party upon relatively short notice. These agreements are non-exclusive and also permit our distributors to offer our competitors' products.

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

              For sales to certain distributors (primarily based in the U.S. and Europe) with agreements allowing for price protection and product returns, we do not have the ability to estimate future claims at the point of shipment, and given that price is not fixed or determinable at that time, revenue is not recognized until the distributor sells the product to its end customer. During 2010, we negotiated new sales terms with our independent distributors in Asia, excluding Japan. Under the terms of those arrangements, we invoice those distributors at full list price upon shipment and issue a rebate, or "credit," once product has been sold to the end customer and the distributor has met certain reporting requirements. We had historically recognized revenue for our Asia distributors at the point of shipment as the price was fixed or determinable and all other revenue recognition criteria were met at the point of shipment. After implementing our new sales agreements, and reviewing the pricing, rebate and quotation related terms, we concluded that we could reliably estimate future claims. Therefore, we continue to recognize revenue at the point of shipment for our Asian distributors, utilizing amounts invoiced, less estimated future claims, as we have the ability to estimate future claims at that time. If, however, our judgments or estimates are incorrect or inaccurate regarding future claims, our revenue reporting could be adversely affected. In addition, the fact that we recognize revenue differently in the United States and Europe than Asia (excluding Japan) makes the preparation of our financial statements more complicated, and, therefore, more susceptible, possibly, to inaccuracies over time.

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

              Conversely, failure to produce or obtain sufficient wafers for increased demand could cause us to miss revenue opportunities and could affect our customers' ability to sell products, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations. For example, for the year ended December 31, 2010 and the three and nine months ended September 30, 2011, shipments of our ASIC and memory products were unfavorably affected by limited production capacity, as we allocated wafers to microcontroller customers in an effort to meet significantly increased demand for those products during 2010 and 2011. In order to support our ASIC and memory customers in 2011, we have increased orders for wafers from independent foundries.

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

              When we take an order denominated in a foreign currency, we will receive fewer dollars than we initially anticipated if that local currency weakens against the dollar before we ship our product. This reduces our revenue. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. The net effect of average exchange rates in the three and nine months ended September 30, 2011, compared to the average exchange rates in the three and nine months ended September 30, 2010, would have resulted in a decrease in income from operations of $3 million and $5 million, respectively. This impact is determined assuming that all foreign currency denominated transactions that occurred for the three and nine months ended September 30, 2011 were recorded using the average foreign currency exchange rates in the same period in 2010.

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

              Similarly, in connection with the sale of our manufacturing operations in Heilbronn, Germany in December 2008, we entered into a wafer supply agreement pursuant to which we will purchase wafers from Telefunken Semiconductors GmbH & Co. KG. Under the supply agreement, we purchase wafers at cost in Euros, which represents their fair value at the time of purchase. This commitment is equivalent to approximately $2 million as of September 30, 2011.

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

              We have in the past been involved in intellectual property infringement lawsuits, which adversely affected our operating results. In addition to patent infringement lawsuits in which we may be directly involved and named as a defendant, we also may assist our customers, in many cases at our own cost, in defending intellectual property lawsuits involving technologies that are combined with our technologies. See Part II, Item 1 of this Form 10-Q. The cost of defending against intellectual property lawsuits, or assisting our customers, in terms of management time and attention, legal fees and product delays, can be substantial. If such infringement lawsuits are successful, we may be prohibited from using the technologies at issue in the lawsuits, and if we are unable to obtain a license on acceptable terms, license a substitute technology or design new technology to avoid infringement, our business and operating results may be significantly harmed.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

              Net revenues outside the United States accounted for 88% and 86% of our net revenues for the three and nine months ended September 30, 2011, respectively, compared to 84% for both the three and nine months ended September 30, 2010. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:

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

PROBLEMS THAT WE EXPERIENCE WITH KEY CUSTOMERS MAY HARM OUR BUSINESS.

              Our ability to maintain close, satisfactory relationships with large customers is important to our business. A reduction, delay, or cancellation of orders from our large customers would harm our business. The loss of one or more of our key customers, or reduced orders by any of our key customers, could harm our business and results of operations. Moreover, our customers may vary order levels significantly from period to period, and customers may not continue to place orders with us in the future at the same levels as in prior periods. Our business is organized into four operating segments (see Note 9 of Notes to the Condensed Consolidated Financial Statements for further discussion). The principal customers as of the year ended December 31, 2010 in each of our markets are described in Item 1 "Business — Principal Markets and Customers" in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

              We have issued, and may in the future continue to issue, performance-based restricted stock units to eligible employees, entitling those employees to receive restricted stock if they, and we, meet designated performance criteria established by our compensation committee. For example, in 2008 we issued performance-based restricted stock units that vested on May 23, 2011 upon achievement of the specified performance criteria (our "2008 Plan"). We recorded total stock-based compensation expense related to performance-based restricted stock units of $4 million and $21 million in the three and nine months ended September 30, 2010; and $7 million in the nine months ended September 30, 2011, related to the 2008 Plan.

              Similarly, in May 2011, we adopted the 2011 Long-Term Performance-Based Incentive Plan (the "2011 Plan"), which provides for the grant of restricted stock units to eligible employees, subject to the satisfaction of specified performance metrics. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013. We recorded total stock-based compensation expense related to performance-based restricted stock units of $4 million in both the three and nine months ended September 30, 2011.

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

              We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $32 million at September 30, 2011 and $27 million at December 31, 2010. The plans are non-funded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.4 million in 2011 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

FUTURE ACQUISITIONS MAY RESULT IN UNANTICIPATED ACCOUNTING CHARGES OR OTHERWISE ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND RESULT IN DIFFICULTIES IN ASSIMILATING AND INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES OR BUSINESSES, OR BE DILUTIVE TO EXISTING STOCKHOLDERS.

              A key element of our business strategy includes expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our skilled engineering workforce or enhance our technological capabilities. Between January 1, 1999 and September 30, 2011, we acquired five companies and assets of six other businesses. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

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

              We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. At September 30, 2011, we had $56 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2010 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              The following table provides information about the repurchase of our common stock in open-market transactions during the three months ended September 30, 2011. See Note 4 to our Condensed Consolidated Financial Statements in Part 1 to this Quarterly Report on Form 10-Q for further discussion.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)

July 1 - July 31	-	-	-	-
August 1 - August 31	3,654,842	$9.63	3,654,842	$263,009,911
September 1 - September 30	2,440,598	$8.64	2,440,598	$241,934,474

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

              We did not sell unregistered securities during the three or nine months ended September 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

              None.

ITEM 6. EXHIBITS

              The following Exhibits have been filed with, or incorporated by reference into, this Report:

10.1	Agreement of Sale and Purchase between Registrant and Ellis Partners LLC, as subsequently assigned to BEP Orchard Investors LLC, dated as of August 22, 2011.
10.2	Office Lease between Registrant and CA-Skyport III Limited Partnership dated as of August 30, 2011.
10.3+	Amendment No. 1 to Amended Employment Agreement between Registrant and Steven Laub dated as of October 25, 2011.
10.4+	2011 Long-Term Performance-Based Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

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

ATMEL CORPORATION (Registrant)
November 9, 2011	/s/ STEVEN LAUB Steven Laub President & Chief Executive Officer (Principal Executive Officer)
November 9, 2011	/s/ STEPHEN CUMMING Stephen Cumming Vice President Finance & Chief Financial Officer (Principal Financial Officer)
November 9, 2011	/s/ DAVID MCCAMAN David McCaman Vice President Finance & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Agreement of Sale and Purchase between Registrant and Ellis Partners LLC, as subsequently assigned to BEP Orchard Investors LLC, dated as of August 22, 2011.
10.2	Office Lease between Registrant and CA-Skyport III Limited Partnership dated as of August 30, 2011.
10.3+	Amendment No. 1 to Amended Employment Agreement between Registrant and Steven Laub dated as of October 25, 2011.
10.4+	2011 Long-Term Performance-Based Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

†
The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Commission.

+
Indicates management compensatory plan, contract or arrangement.