Form 10-K
period 2011-12-31
ATMEL CORP
filed 2012-02-28
CIK 872448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act").    Yes ☐    No ☑

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

          Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes ☑    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

          As of June 30, 2011, the last business day of the Registrant's most recently completed second fiscal quarter, there were 453,842,389 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2011) was approximately $6,385,562,413. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of January 31, 2012, the Registrant had 450,938,788 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive proxy statement for the Registrant's 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the Registrant's fiscal year ended December 31, 2011.

PART I

ITEM 1.    BUSINESS

FORWARD LOOKING STATEMENTS

        You should read the following discussion in conjunction with our Consolidated Financial Statements and the related "Notes to Consolidated Financial Statements" and "Financial Statements and Supplementary Data" included in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2012, the expansion of the market for microcontrollers, revenues for our maXTouchTM products, our gross margins, anticipated revenues by geographic area, operating expenses and capital expenditures, cash flow and liquidity measures, factory utilization, new product introductions, access to independent foundry capacity and the quality issues associated with the use of third party foundries, the effects of our strategic transactions and restructuring efforts, estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A — Risk Factors, and elsewhere in this Form 10-K. Generally, the words "may," "will," "could," "should," "would," "anticipate," "expect," "intend," "believe," "seek," "estimate," "plan," "view," "continue," the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements in this Form 10-K.

 BUSINESS

  General

        We are one of the world's leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. Our microcontrollers and related products are used today in many of the world's leading smartphones, tablet devices and other consumer and industrial electronics to provide core functionality for touch sensing, security, wireless and communications applications and battery management. We offer an extensive portfolio of capacitive touch products that integrate our microcontrollers with fundamental touch-focused intellectual property, or IP, we have developed, and we continue to leverage our market and technology advantages to expand our product portfolio within the touch-related eco-system. We also design and sell products that are complementary to our microcontroller business, including nonvolatile memory and Flash memory products, radio frequency and mixed-signal components and application specific integrated circuits. Our semiconductors also enable applications in many other fields, such as smart-metering for utility monitoring and billing, buttons, sliders and wheels found on the touch panels of appliances, various aerospace, industrial, and military products and systems, and electronic-based automotive components, like keyless ignition, access, engine control, lighting and entertainment systems, for standard and hybrid vehicles. Over the past several years, we transitioned our business to a "fab-lite" manufacturing model, lowering our fixed costs and capital investment requirements, and we currently own and operate one remaining wafer fabrication facility.

        We intend to continue leveraging our IP portfolio of more than 1,500 U.S. and foreign patents, and our significant software expertise, to further enhance the breadth of applications and solutions we offer. Our patents, and patent applications, cover important and fundamental microcontroller, capacitive touch and other technologies that support our product strategy. We expect the market for microcontrollers to continue to expand over time as tactile, gesture and proximity-based user interfaces become increasingly prevalent, as additional intelligence is built into an ever growing universe of everyday products, as our customers look to replace mechanical or passive controls in their products, and as power management and similar capabilities become increasingly critical to the continued development of consumer and industrial products.

        We were originally incorporated in California in December 1984. In October 1999, we were reincorporated in Delaware. Our principal offices are located at 2325 Orchard Parkway, San Jose, California 95131, and our telephone number is (408) 441-0311. Our website is located at: www.atmel.com; however, the information in, or that can be accessed through, our website is not part of this annual report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, through the "Investors" section of www.atmel.com and we make them available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains a website located at www.sec.gov that contains our SEC filings.

  Products

        We currently organize our business into four operating segments (see Note 14 of Notes to Consolidated Financial Statements for further discussion). Each of our business units offer products that compete in one or more of the end markets described below under the caption "Principal Markets and Customers."

  •
  Microcontrollers.  This segment includes a variety of proprietary and standard microcontrollers enabling developers to design complete system solutions for a wide variety of advanced applications. We utilize four major flash-based architectures targeted at high volume embedded markets. This segment includes 8-bit and 32-bit AVR based products, our Atmel QTouch® and maXTouch solutions, as well as ARM based 32-bit microcontrollers and 8051 architecture products. Our maXTouch controllers offer customers fully integrated touch solutions, with embedded software libraries and capabilities that allow us to enhance the functionality and features offered with these products. The Microcontroller segment comprised 62% of our net revenues for the year ended December 31, 2011, compared to 54% of our net revenues for the year ended December 31, 2010.

  •
  Nonvolatile Memories.  This segment consists predominantly of serial interface electrically erasable programmable read-only memory ("SEEPROM") and serial interface Flash memory products. This segment also includes parallel interface Flash memories as well as mature parallel interface electrically erasable programmable read-only memory ("EEPROM") and erasable programmable read-only memory ("EPROM") devices. The Nonvolatile Memories segment comprised 14% of our net revenues for the year ended December 31, 2011, compared to 17% of our net revenues for the year ended December 31, 2010.

  •
  Radio Frequency ("RF") and Automotive.  This segment includes products designed for the automotive industry, including automobile electronics, networking and access systems, and engine, lighting and entertainment components. This segment produces and sells wireless and wired devices for industrial, consumer and automotive applications and it also provides foundry services, which produce radio frequency products for the mobile telecommunications market. The RF and Automotive segment comprised 11% of our net revenues for the year ended December 31, 2011, compared to 12% of our net revenues for the year ended December 31, 2010.

  •
  Application Specific Integrated Circuit ("ASIC").  This segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of specific applications. This segment includes products that provide hardware security for embedded digital systems. This segment also includes products with military and aerospace applications. We also develop application specific standard products ("ASSP") for high reliability space applications, power management and secure crypto memory products. The ASIC segment comprised 13% of our net revenues for the year ended December 31, 2011, compared to 17% of our net revenues for the year ended December 31, 2010.

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

  •
  our Atmel QTouch and Atmel maXTouch products;

  •
  our embedded 32-bit ARM®-based product family; and

  •
  our 8051 8-bit based industry standard microcontroller products.

        Embedded control systems typically incorporate a microcontroller as the principal active component. A microcontroller is a self-contained computer-on-a-chip consisting of a central processing unit ("CPU"), nonvolatile program memory (Flash and EEPROM), random access memory ("RAM") for data storage and various input/output peripheral capabilities. In addition to the microcontroller, a complete embedded control system incorporates application-specific software and may include specialized peripheral device controllers and internal or external nonvolatile memory components, such as Flash and EEPROMs, to store additional program software and various analog and interface products.

        These complex system-on-a-chip solutions are manufactured using our leading-edge process technologies, including complementary metal oxide semiconductor ("CMOS"), double-diffused metal oxide semiconductor ("DMOS"), logic, CMOS logic, bipolar, bipolar CMOS ("BiCMOS"), silicon germanium ("SiGe"), SiGe BiCMOS, analog, bipolar double diffused CMOS and radiation tolerant process technologies. We develop these process technologies ourselves to ensure they provide the maximum possible performance.

        We believe that microcontrollers will continue to replace mechanical and other passive controls in a wide range of applications, such as lighting, automobile control functions, home automation, wireless communications, and user interfaces in all products that typically require human interaction.

  Atmel AVR 8-bit and 32-bit Microcontrollers

        Atmel AVR, which is our proprietary technology, combines code-efficient architecture for "C" and assembly programming with the ability to tune system parameters throughout the product's entire life cycle. Our AVR microcontrollers are designed to deliver enhanced computing performance at lower power consumption than any competitive products. We also offer a full suite of industry leading development tools and design support, enabling customers to easily and cost-effectively refine and improve their product offering. We have a significant development community that has evolved for our AVR products, with many developers actively collaborating through social networking sites dedicated to supporting our AVR microcontrollers.

  Atmel QTouch and Atmel maXTouch

        Through our QTouch and maXTouch products, we are a leading supplier of capacitive sensing solutions for touchscreens and other touch controls.

        Our maXTouch architecture combines touch sensing with sophisticated algorithms, enabling advanced capabilities on screen sizes ranging from mobile phones to tablet devices. Our maXTouch products enable a device to track up to 16 fingers simultaneously. Its software allows a device to reject unintended touches resulting from gripping the screen or resting palms on the device. maXTouch detects the lightest touches at very high refresh rates and low latency, allowing for enhanced responsiveness for the end user.

        Our QTouch and maXTouch devices are microcontroller-based capacitive sensing integrated circuits ("ICs") designed to detect touch with copper electrodes on a printed circuit board or Indium Tin Oxide electrodes on a clear touchscreen panel, respectively. QTouch is designed for discreet touch button, slider and wheel ("BSW") applications. In addition, our QMatrixTM technology allows for the support of a much larger number of sensors in a single chip. With the flexibility our microcontroller architecture offers, a user is able to integrate multiple features in a single device such as "proximity sensing" for detecting a finger or hand at a distance and haptic effects for providing tactile feedback.

  ARM-based Solutions

        Our AT91SAM ARM-based products are designed utilizing the industry-standard 32-bit ARM7TM, ARM9TM and ARM CortexTM architectures, where we offer a range of products with and without embedded nonvolatile memories. The Atmel SAM3 Cortex M3-based, SAM4 Cortex M4-based and Atmel SAM7 ARM7TDMI-based microcontrollers provide a migration path from 8/16-bit microcontroller technology for applications where more system performance and larger on-chip Flash memory is required. These products are optimized for low power consumption and reduced system cost and they support our QTouch technology. Selected devices integrate cryptographic accelerators and protection against physical attacks, making them suitable for financial transaction applications requiring the highest security levels.

        Our SAM9 ARM926-based products are highly-integrated, high-performance 32-bit embedded microprocessors, with complex analog and digital peripherals integrated on the same chip, offering high-speed connectivity, optimal data bandwidth, and rich interface support.

        Our AT91SAM customers save significant development time with the worldwide support ecosystem of industry-leading suppliers of development tools, operating systems including Linux and Android, protocol stacks and applications.

  Atmel 8051

        Our 8051 8-bit microcontroller product offering is based on the standard 8051 CPU and ranges from products containing 2 kilobytes ("Kbytes") of embedded Flash memory to the largest products offering 128Kbytes of embedded Flash memory. Our 8051 products address a significant portion of the 8-bit microcontroller market in which customers already have an installed software and application base that uses standard 8051 architecture.

  Nonvolatile Memories

  Serial Interface Products

        Our serial interface products evolved from our EEPROM and Flash memory technology expertise and were developed to meet the market demand for delivery of nonvolatile memory content through specialized, low pin-count interfaces and packages. Our serial interface product portfolio encompasses the industry's largest offering of Serial EEPROMs and two complete families of Serial Flash memories. From a system cost and silicon area perspective, it is generally more economical to employ Flash memory technology for densities of 512Kbytes and above, and the similarity of the feature sets for the Atmel Serial EEPROM and Serial Flash memories allows customers to easily upgrade from densities as low as 1Kbyte to as high as 64 megabytes.

  Atmel Serial EEPROMs

        We currently offer three complete families of Serial EEPROMs, supporting industry standard I2C (2-wire), MicrowireTM (3-wire), and serial peripheral interface ("SPI") protocols. Primarily used to store personal preference data and configuration/setup data, our Serial EEPROM products can be found in a multitude of consumer, industrial, and automotive applications, such as WLAN adapters, LCD TVs, video game systems and GPS devices.

  Atmel DataFlash®

        Our DataFlash family of Serial Flash memories delivers proven, reliable solutions to store varying amounts of granular data or to store both embedded program code and data while utilizing very small, low pin-count packages. DataFlash devices are the industry's most sophisticated and feature-rich Serial Flash memories and are designed to enable advanced features and functionality in a variety of high-volume products and applications. By using DataFlash memories, customers can minimize pin counts, simplify circuit boards, and reduce power consumption, all of which contribute to higher performance and lower system costs. DataFlash products are used in a wide variety of applications, such as digital answering machines, fax machines, personal computers, printers, radar detectors, security systems and energy meters.

  Atmel SPI Flash

        Our SPI Serial Flash family offers pin-compatible devices to the entire family of SPI Serial EEPROMs and provides customers with one of the highest performance serial memory solutions in the industry. The SPI Flash family's enhanced architecture and features allow the devices to be used in a wider array of applications compared to devices from competing suppliers while also providing customers with a more flexible, easier-to-implement solution. Like Serial EEPROMs and DataFlash devices, our SPI Flash products utilize ultra-small packages like dual flat no-lead and wafer level chip scale packages in addition to industry standard SOICs. SPI Flash is primarily used for code storage in a diverse set of consumer and industrial applications including high-volume products, such as smartphones, tablet computers, desktop and notebook computers, hard disk drives, CD/DVD Read/Write drives, Blu-ray and DVD players, MP3 players, digital picture frames, set-top boxes and LCD TVs.

  Parallel Flash

        Parallel Flash is a technology used in nonvolatile memory devices that can be reprogrammed within a system. We have traditionally manufactured a select offering of Parallel Flash products in the past but we are phasing these products out as the industry transitions to the use of Serial Flash as a replacement for Parallel Flash.

  Atmel Parallel EEPROMs

        We are a leading supplier of high performance, in-system programmable Parallel EEPROMs. We believe that our Parallel EEPROM products represent the industry's most complete offering. We emphasize high reliability in the design of our Parallel EEPROMs, which is achieved through the incorporation of on-chip error detection and correction features. Parallel EEPROMs offer high endurance programmability and are highly flexible, offering faster data transfer rates and higher memory densities when compared to some serial interface architectures. These products are generally used to store frequently updated data in communications infrastructure equipment and avionics navigation systems.

  Atmel EPROMs

        The general one-time programmable ("OTP") EPROM market has become more of a niche nonvolatile memory segment as other technologies such as Serial Flash become more prevalent. Our OTP EPROM products address the high-performance end of this market where demand and pricing is relatively stable. These products are generally used to store the operating code of embedded microcontroller or DSP-based systems that need a memory solution for direct code execution where the memory contents cannot be tampered with or altered by the user.

  Radio Frequency ("RF") and Automotive

  Automotive RF

        With our automotive RF products, we are a leading supplier for automobile access solutions. In this sector, our products include complete keyless entry solutions for wireless passive entry/go systems, corresponding ICs for access control unit receivers and transceivers, and tire pressure monitoring systems for automobiles. Innovative immobilizer ICs, which incorporate the widely accepted advanced encryption standard ("AES"), offer car theft protection.

  High Voltage

        High voltage ICs are manufactured utilizing mixed signal high voltage technology, providing analog-bipolar, high voltage DMOS power and CMOS logic function on a single chip. Our high voltage ICs withstand and operate at high voltages and can be connected directly to the battery of a car, and focus on intelligent load drivers, local interconnect network in-vehicle networking ("LIN/IVN") and battery management products for hybrid cars. The applications for the load drivers are primarily motor and actuator drivers and smart valve controls. Our new line of battery management ICs target Li-ion battery systems that are becoming the standard for full electric and hybrid cars. Our LIN/IVN in-vehicle networking products help car makers simplify the wire harness by using the LIN bus, which is rapidly gaining popularity. Many body electronic applications can be connected and controlled via the LIN network bus, including switches, actuators and sensors.

  RF Components

        The RF product line includes low frequency RF identification tag ICs targeted toward the access control market and the livestock and pet tagging markets. These ICs are used with a reader IC to make contactless identification possible for a variety of applications. Our RF products also target the industrial, scientific, and medical ("ISM") RF market, including wireless remote control applications such as home alarm systems, garage door openers, remote controlled toys, wireless game consoles among many others.

  Mixed Signal

        Our broadcast radio product line includes an industry leading portfolio of highly integrated antenna drivers, which enable small form factor car antennas. In addition, we also offer infrared receivers.

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

        We design and manufacture ASICs in a range of products that includes standard digital and analog functions, as well as nonvolatile memory elements and large pre-designed macro functions all integrated on a single chip. We work closely with customers to develop and manufacture custom ASIC products so that we can provide them with IC solutions on a sole-source basis. Our ASIC products are targeted primarily at high-volume customers whose applications require high-speed, high-density or low and mixed-voltage devices such as customers in the medical, consumer and security markets.

        We have also introduced solutions with multimedia and wireless communications devices targeting home entertainment, security and automotive applications where information security is a primary objective.

  Secure Products

        Our hardware authentication devices offer a highly secure, hardened solution for reliable authentication of legitimate OEM offerings, storage for confidential information and trusted identification across wired and wireless networks. We produce our CryptoMemory®, CryptoRF®, smart card reader chips and secure microcontrollers for point of sales terminals. Following the sale of our Secure Microcontroller Solutions ("SMS") business in the third quarter of 2010, we no longer sell smart card ICs.

  Field Programmable Gate Arrays ("FPGAs")

        Our FPGAs, with FreeRAM and Cache Logic®, provide efficient memory management and a reconfigurable solution for adaptive digital signal processing and other computationally intensive applications. Through foreign subsidiaries, we also offer a family of radiation hardened FPGAs for space applications. Our family of reconfigurable FPGA Serial Configuration EEPROMs can replace one-time-programmable devices for FPGAs from other vendors. In addition we offer FPGA-to-gate array conversions for both military and commercial applications.

  Technology

        For more than 25 years, we have focused our efforts on developing advanced CMOS processes that can be used to manufacture reliable nonvolatile elements for memory and advanced logic integrated circuits. We believe that our experience in single and multiple-layer metal CMOS processing gives us a competitive advantage in developing and delivering high-density, high-speed and low-power memory and logic products.

        We meet customers' demands for constantly increasing functionality on ever-smaller ICs by increasing the number of layers we use to build the circuits on a wafer and by reducing the size of the transistors and other components in the circuit. To accomplish this we develop and introduce new wafer processing techniques as necessary. We also provide our fabrication facility with state-of-the-art manufacturing equipment and development resources that allow us to produce ICs with increasingly sophisticated features. Our current ICs incorporate effective feature sizes as small as 65 nanometers. We are developing processes that will support effective feature sizes smaller than 65 nanometers, which we expect to produce at outside wafer foundries in the future. As of December 31, 2011, we have completed our transition to a "fab-lite" manufacturing model and own and operate one wafer fabrication facility located in Colorado Springs, Colorado.

  Principal Markets and Customers

  Industrial

        While the industrial electronics market has traditionally been considered a slow growth end-market compared to communications or computing sectors, the use of electronic content in industrial applications has begun to accelerate over the past several years. The demand for energy efficiency and productivity gains in electronic enabled systems is driving the switch from mechanical to digital solutions for products such as temperature sensors, motor controls, factory lighting, smart energy meters, capacitive touch interface and commercial appliances. We provide microcontrollers, nonvolatile memory, high-voltage and mixed-signal products that are designed to work effectively in harsh environments. Principal customers include General Electric, Honeywell, Ingenico, Itron, Samsung, Siemens and Textron.

  Communications

        Communications, including capacitive touchscreen technology for smartphones, wireless and wireline telecommunications and data networking, is currently one of our large end user markets. For the wireless market, we also provide nonvolatile memory and baseband and RF ASICs that are used for GSM and code-division multiple access ("CDMA") mobile phones and their base stations, as well as two-way pagers, mobile radios, and cordless phones and their base stations. We also have a range of products based on the IEEE 802.11 wireless LAN standard, and on Zigbee and Bluetooth short-range wireless protocols that enable instant connectivity between electronic devices. Principal customers in the communications market include Ericsson, Fujitsu, HTC, Motorola, Nokia, Pantech, Philips, Qualcomm, Samsung, Sharp and Siemens.

  Networking and Telecommunications Products

        We also serve the data networking and wireline telecommunications markets, which continue to evolve due to the rapid adoption of new technologies. For these markets, we provide ASIC, nonvolatile memory and programmable logic products that are used in the switches, routers, cable modem termination systems and digital subscriber line ("DSL") access multiplexers, which are used to build internet infrastructure. Our principal data networking and wireline telecommunications customers include Alcatel Lucent, Cisco and Siemens.

  Consumer Electronics

        Our products are used in many consumer electronics products. We provide microcontrollers for batteries and battery chargers that minimize the power usage by being "turned on" only when necessary. Our microcontrollers are also offered for lighting controls and touchscreen user interface applications. In addition, we provide secure tamper resistant circuits for embedded personal computer security applications.

        We also sell BSW that are used to provide tactile based user interfaces for many consumer products. Our BSW technology can be found, for example, in many home appliances, such as washing machines, dryers and refrigerators. Principal consumer electronics customers include Acer, Dell, Harman Becker, Honeywell, Hosiden Corporation, Invensys, LG Electronics, Logitech, Matsushita, Philips, Samsung, Sanyo, Sony and Toshiba.

  Computing, Storage and Printing

        The computing and computing-peripherals markets are growing as a result of increasing Internet use, network connectivity and digital imaging requirements. For computing applications, we provide Flash memory, serial memory, USB hubs and ASICs for personal computers, servers and USB drives as well as capacitive touchscreen technology for tablet devices. We offer Trusted Platform Module ("TPM") products that perform platform authentication and security for computing systems. Our biometric security IC verifies a user's identity by scanning a finger. In today's security conscious environment we believe TPM and biometry are finding applications where access to information, equipment and similar resources needs to be controlled or monitored. We also provide ASICs, nonvolatile memory and microcontrollers for laser printers, inkjet printers, copy machines and scanners. Our principal customers in these markets include Dell, Epson, Hewlett-Packard, IBM, Intel, Lexmark, M-Systems and Samsung.

  Automotive

        The automobile sector continues to integrate more and more electronics solutions into our product offerings. For automotive applications, we provide body electronics for passenger comfort and convenience, safety related subsystems such as air-bag drivers, anti-lock brake control and tire pressure monitors, keyless entry transmitters, capacitive touch interface and receivers and in-vehicle entertainment components. With our introduction of high-voltage and high-temperature capable ICs we are broadening our automotive reach to systems and controls in the engine compartment. Virtually all of these are application-specific mixed signal ICs. Although the automotive industry underwent significant disruption from 2008 to 2011 as a result of the global economic recession and several natural disasters we believe that this market offers longer-term growth opportunities that will be driven by the ongoing demand for sophisticated automotive electronic systems. Principal customers in these markets include Chrysler, Continental-Temic, Delphi, Hella, Magneti Marelli, Robert Bosch, TRW, and VDO.

  Military and Aerospace

        The military and aerospace industries require products that will operate under extreme conditions and are tested to higher standards than commercial products. Our circuits are available, through foreign subsidiaries, in radiation-hardened ("RAD") versions that meet stringent requirements of space, avionic and industrial applications. For these applications, we provide RAD ASICs, FPGAs, nonvolatile memories and microcontrollers. Principal customers in these markets include BAE Systems, EADS, Honeywell, Litton, Lockheed-Martin, Northrop Grumman, Raytheon, Roche and Thales.

  Manufacturing

        Once we either produce or purchase fabricated wafers, we probe and test the individual circuits on them to identify those that do not function. This saves us the cost of putting mechanical packages around circuits whose failure can be determined in advance. After probe, we send all of our wafers to one of our independent assembly contractors where they are cut into individual chips and assembled into packages. Most of the finished products are given a final test by the assembly contractors although some are shipped to our test facilities in the United States where we perform final electrical testing and visual inspection before delivery to customers.

        The raw materials and equipment we use to produce our integrated circuits are available from several suppliers. We are not dependent upon any single source of supply. However, some materials have been in short supply in the past and lead times on occasion have lengthened, especially during semiconductor expansion cycles.

        As of December 31, 2011, we owned and operated one wafer fabrication facility located in Colorado Springs, Colorado.

  Environmental Compliance

        We are subject to a variety of international, federal, state and local governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes.

        Increasing public attention has been focused on the environmental impact of semiconductor operations. Although we have not experienced any material adverse effect on our operations from environmental regulations, any changes in such regulations or in their enforcement may impose the need for additional capital equipment or other requirements. If for any reason we fail to control the use of, or to restrict adequately the discharge of, hazardous substances under present or future regulations, we could be subject to substantial liability or our manufacturing operations could be suspended. See Item 1A — Risk Factors.

  Marketing and Sales

        We generate our revenue by selling our products directly to original equipment manufacturers ("OEMs") and indirectly to OEMs through our network of global distributors. We market our products worldwide to a diverse base of OEMs serving primarily commercial markets. We sell our products to large OEM accounts primarily by using manufacturers' representatives or through national and regional distributors. Our agreements with our representatives and distributors are generally terminable by either party on short notice, subject to local laws. Direct sales to OEMs as a percentage of net revenues for the year ended December 31, 2011 were 43%, while sales to distributors were 57% of net revenues.

        Our sales outside the U.S. represented 86%, 84% and 83% of net revenues in 2011, 2010 and 2009, respectively. We expect revenues from our international sales and sales to distributors will continue to represent a significant portion of our net revenues. International sales and sales to distributors are subject to a variety of risks, including those arising from currency fluctuations, tariffs, trade barriers, taxes, export license requirements, and foreign government regulations and risk of payment by distributors. See Item 1A — Risk Factors.

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

        For the years ended December 31, 2011, 2010 and 2009, we spent $255.7 million, $237.8 million and $213.6 million, respectively, on research and development. Research and development expenses are charged to operations as incurred. We expect these expenditures will increase in the future as we continue to invest in new products and new manufacturing process technology.

  Competition

        We operate in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as Cypress, Freescale, Fujitsu, Hitachi, Infineon, Intel, Microchip, NXP Semiconductors, ON Semiconductor, Renesas, Samsung, Spansion, STMicroelectronics, Synaptics and Texas Instruments. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including product speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last three years, we have experienced significant price competition in several business segments, especially in our Nonvolatile Memory segment for EPROM, Serial EEPROM, and Flash memory products, and in our Microcontroller segment for commodity microcontrollers. We expect continuing competitive pressures in our markets from existing competitors and new entrants, new technology and cyclical demand, which, among other factors, will likely result in continuing pressure to reduce future average selling prices for our products.

  Patents and Licenses

        Our success and future product revenue growth depend, in part, on our ability to protect our IP. We rely primarily on patents, copyrights, trademarks and trade secrets, as well as nondisclosure agreements and other methods, to protect our proprietary technologies and processes. However, these may not provide meaningful or adequate protection for all of our IP.

        As of December 31, 2011, we had 1,505 U.S. and foreign patents and 623 published patent applications. These patents and patent applications cover important and fundamental microcontroller, capacitive touch and other technologies that support our product strategy. We operate an internal program to identify patentable developments and we file patent applications wherever necessary to protect our proprietary technologies.

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

        We have several patent license agreements with other companies. In the future, it may be necessary or advantageous for us to obtain additional patent licenses from existing or other parties, but these license agreements may not be available to us on acceptable terms, if at all.

  Employees

        At both December 31, 2011 and 2010, we employed approximately 5,200 employees. Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly highly skilled design, process and test engineers necessary for the manufacture of existing products and the research and development of new products and processes. The competition for such personnel is intense, and the loss of key employees, none of whom is subject to an employment agreement or a post-employment non-competition agreement, could adversely affect our business.

  Backlog

        We accept purchase orders for deliveries covering periods from one day up to approximately one year from the date on which the order is placed. However, purchase orders, consistent with common industry practices, can generally be revised or cancelled by the customer without penalty. In addition, significant portions of our sales are ordered with relatively short lead times, often referred to as "turns business." Considering these industry practices and our experience, we do not believe the total of customer purchase orders outstanding (backlog) provides meaningful information that can be relied on to predict actual sales for future periods.

  Geographic Areas

        In 2011, 14% of our net revenues were derived from customers in the United States, 59% from customers in Asia, 26% from customers in Europe and 1% from the rest of the world. We determine the location of our customers based on the destination to which we ship our products for the benefit of those customers.

        As of December 31, 2011, we owned long-lived assets in the United States with a remaining net book value amounting to $81.8 million, in France amounting to $30.3 million, in Germany amounting to $20.7 million, and in the Philippines amounting to $71.3 million. See Note 14 of Notes to Consolidated Financial Statements for further discussion.

  Seasonality

        The semiconductor industry is increasingly characterized by annual seasonality and wide fluctuations of supply and demand. A significant portion of our revenues come from sales to customers supplying consumer markets and from international sales. As a result, our business may be subject to seasonally lower revenues in particular quarters of our fiscal year, especially as many of our larger consumer focused customers tend to have stronger sales later in the fiscal year as they prepare for the major holiday selling seasons.

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

ITEM 1A.    RISK FACTORS

        In addition to the other information contained in this Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operations. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In addition, these risks and uncertainties may affect the "forward-looking" statements described elsewhere in this Form 10-K and in the documents incorporated herein by reference. They could also affect our actual results of operations, causing them to differ materially from those expressed in "forward-looking" statements.

  OUR REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS.

        Our future operating results will be subject to quarterly variations based upon a variety of factors, many of which are not within our control. As further discussed in this "Risk Factors" section, factors that could affect our operating results include:

  •
  the success of our customers' end products, our ability to introduce new products into the market and our ability to improve and implement new manufacturing technologies and reduce manufacturing costs;

  •
  the cyclical nature of the semiconductor industry;

  •
  disruption to our business caused by our increased dependence on outside foundries;

  •
  our dependence on selling through independent distributors and our ability to obtain accurate sell-through information from these distributors;

  •
  the complexity of our revenue reporting and dependence on our management's ability to make judgments and estimates regarding inventory reserves, future claims for returns and other matters affecting our financial statements;

  •
  our reliance on non-binding customer forecasts and the impact from customer changes to forecasts and actual demand;

  •
  our dependence on international sales and operations and the complexity of international laws and regulations relating to those sales and operations;

  •
  the effect of fluctuations in currency exchange rates;

  •
  the capacity constraints of our independent assembly contractors;

  •
  business disruptions caused by our disposal restructuring activities and the impact of our related take-or-pay supply agreements if wafer prices decrease over time;

  •
  the effect of intellectual property and other litigation on us and our customers, and our ability to protect our intellectual property rights;

  •
  the highly competitive nature of our markets and our ability to keep pace with technological change;

  •
  information technology system failures or network disruptions and disruptions caused by our financial system integration efforts;

  •
  business interruptions, natural disasters, terrorist acts or similar unforeseen events or circumstances;

  •
  our ability to maintain relationships with our key customers, the absence of long-term supply contracts with most of our customers, and product liability claims our customers may bring;

  •
  unanticipated changes to environmental, health and safety regulations or related compliance issues;

  •
  our dependence on certain key personnel;

  •
  the anti-takeover effects in our certificate of incorporation and bylaws;

  •
  the unfunded nature of our foreign pension plans;

  •
  the effect of acquisitions we may undertake, including our ability to effectively integrate acquisitions into our operations;

  •
  disruptions in the availability of raw materials;

  •
  the complexity of our global legal entity structure, the effect of intercompany loans within this structure, and the occurrence and outcome of income tax audits for these entities; and

  •
  our receipt of economic grants in various jurisdictions, which may require repayment if we are unable to comply with the terms of such grants.

        Any unfavorable changes in any of these factors could harm our operating results and may result in volatility or a decline in our stock price.

  WE DEPEND SUBSTANTIALLY ON THE SUCCESS OF OUR CUSTOMERS' END PRODUCTS, OUR INTRODUCTION OF NEW PRODUCTS INTO THE MARKET AND OUR ABILITY TO REDUCE MANUFACTURING COSTS OF OUR PRODUCTS OVER TIME.

        We believe that our future sales will depend substantially on the success of our customers' end products, our ability to introduce new products into the market, and our ability to reduce the manufacturing costs of our products over time. Our new products are generally incorporated into our customers' products or systems at their design stage. However, design wins can precede volume sales by a year or more. In addition, we may not be successful in achieving design wins or design wins may not result in future revenues, which depend in large part on our customers' ability to sell their end products or systems within their respective markets.

        Rapid innovation within the semiconductor industry also continually increases pricing pressure, especially on products containing older technology. We experience continuous pricing pressure, just as many of our competitors do. Product life cycles in our industry are relatively short, and as a result, products tend to be replaced by more technologically advanced substitutes on a regular basis. In turn, demand for older technology falls, causing the price at which such products can be sold to drop, often quickly. As a result, the average selling price of each of our products usually declines as individual products mature and competitors enter the market. To offset average selling price decreases and to continue profitably supplying our products, we rely primarily on reducing costs to manufacture our products, improving our process technologies and production efficiency, increasing product sales to absorb fixed costs and introducing new, higher priced products that incorporate advanced features or integrated technologies to address new or emerging markets. Our operating results could be harmed if such cost reductions, production improvements, increased product sales and new product introductions do not occur in a timely manner.

  THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY CREATES FLUCTUATIONS IN OUR OPERATING RESULTS AND MAY ALSO AFFECT JUDGMENTS, ESTIMATES AND ASSUMPTIONS WE APPLY IN PREPARING OUR FINANCIAL STATEMENTS.

        The semiconductor industry has historically been cyclical, characterized by annual seasonality and wide fluctuations in product supply and demand. The semiconductor industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions.

        Our operating results have been adversely affected in the past by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity and declining gross margins. Our business may be harmed in the future by cyclical conditions in the semiconductor industry as a whole and by conditions within specific markets served by our products. These fluctuations in demand may also affect inventory reserves we take or other items in our financial statements. Our inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Determining market value for our inventories involves numerous judgments, estimates and assumptions including assessing average selling prices and sales volumes for each of our products in future periods. The competitiveness of each product, market conditions and product lifecycles may change over time, resulting in a change in the judgments, estimates and assumptions we apply to establish inventory reserves. The judgments, estimates and assumptions we apply in evaluating our inventory reserves may have a material effect on our financial statements. If we overestimate demand, we may experience excess inventory levels. Inventory adjustments, based on the judgments, estimates and assumptions we make, may affect our results of operations, including our gross margin, in a positive or negative manner, depending on the nature of the adjustment.

        A significant portion of our revenue comes from sales to customers supplying consumer markets and from international sales. As a result, our business may be subject to seasonally lower revenues in particular quarters of our fiscal year. The semiconductor industry has also been affected by significant shifts in consumer demand due to economic downturns or other factors, which can exacerbate the cyclicality within the industry and result in further diminished product demand and production over-capacity. We have, in the past, experienced substantial quarter-to-quarter fluctuations in revenues and operating results, as occurred in the latter half of 2011, and expect, in the future, to continue to experience short term period-to-period fluctuations in operating results due to general industry and economic conditions.

  WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS DUE TO INCREASED DEPENDENCE ON OUTSIDE FOUNDRIES.

        After selling several manufacturing facilities over the past several years, we currently operate a single wafer fabrication facility in Colorado Springs, Colorado. As a result, we rely substantially on independent third party foundry manufacturing partners to manufacture products for us. As part of this strategy, we have expanded and will continue to expand our foundry relationships by entering into new agreements with third party foundries. If we cannot obtain sufficient capacity commitment, or the transfer of production is delayed for other reasons, the supply of certain products could be disrupted, which could harm our business. In addition, difficulties in production yields can often occur when transitioning manufacturing processes to a new third party foundry. If our foundries fail to deliver quality products and components on a timely basis, our business could be harmed. For the year ended December 31, 2011, we manufactured approximately 50% of our products in our own wafer fabrication facilities compared to 68% for the year ended December 31, 2010. We expect over time that an increasing portion of our wafer fabrication will be undertaken by third party foundries.

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

  •
  restricted ability to meet customer demand when faced with product shortages or order increases; and

  •
  increased opportunities for potential misappropriation of our intellectual property.

        If any of the above risks occur, we could experience an interruption in our supply chain or an increase in costs, which could delay or decrease our revenue and adversely affect our business.

        We attempt to mitigate these risks with a strategy of qualifying multiple foundry subcontractors. However, there can be no guarantee that this or any other strategy will eliminate or significantly reduce these risks. Additionally, since most independent foundries are located in foreign countries, we are subject to risks generally associated with contracting with foreign manufacturers, including currency exchange fluctuations, political and economic instability, trade restrictions, changes in tariff and freight rates and import and export regulations. Accordingly, we may experience problems maintaining expected timelines and the adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

        The terms on which we will be able to obtain wafer production for our products, and the timing and volume of such production, will be substantially dependent on future agreements to be negotiated with independent foundries. We cannot be certain that the agreements we reach with such foundries will be on favorable terms. For example, any future agreements with independent foundries may be short-term in duration, may not be renewable, and may provide inadequate certainty regarding the future supply and pricing of wafers for our products.

        If demand for our products increases significantly, we have no assurances that our third party foundries will be able to increase their manufacturing capacity to a level that meets our requirements, potentially preventing us from meeting our customer demand and harming our business and customer relationships. Also, even if our independent foundries are able to meet our increased demand, those foundries may decide to charge significantly higher wafer prices to us. That could reduce our gross margins or require us to offset the increased prices by increasing prices to our customers, either of which could harm our business and operating results.

  OUR REVENUES ARE DEPENDENT TO A LARGE EXTENT ON SELLING TO END CUSTOMERS THROUGH INDEPENDENT DISTRIBUTORS.

        Sales through distributors accounted for 57%, 57% and 55% of our net revenues for the years ended December 31, 2011, 2010 and 2009, respectively. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with independent distributors can generally be terminated for convenience by either party upon relatively short notice. Generally, these agreements are non-exclusive and also permit our distributors to offer our competitors' products.

        If any significant distributor or a substantial number of our distributors terminated their relationship with us, decided to market our competitors' products in preference to our products, were unable to sell our products or were unable to pay us for products sold for any reason, our ability to bring our products to market could be adversely affected, we could have difficulty in collecting outstanding receivable balances, or we could incur other loss of revenue, charges or other adjustments, any of which could have a material adverse effect on our revenues and operating results. In the fourth quarter of 2011, we agreed to reschedule payments on a receivable related to an Asian distributor, which reduced our 2011 fourth quarter revenue by approximately $11.4 million. Similar accommodations, if required, for other distributors could also adversely affect our revenue.

  OUR REVENUE REPORTING IS HIGHLY DEPENDENT ON RECEIVING ACCURATE SELL-THROUGH INFORMATION FROM OUR DISTRIBUTORS. IF WE RECEIVE INACCURATE OR LATE INFORMATION FROM OUR DISTRIBUTORS, OUR FINANCIAL REPORTING COULD BE MISSTATED.

        Our revenue reporting is highly dependent on receiving pertinent, accurate and timely data from our distributors. As our distributors resell products, they provide us with periodic data regarding the products sold, including prices, quantities, end customers, and the amount of our products they still have in stock. Because the data set is large and complex and because there may be errors in the reported data, we may use estimates and apply judgments to reconcile distributors' reported inventories to their end customer sales transactions. Actual results could vary unfavorably from our estimates, which could affect our operating results and adversely affect our business.

  OUR REVENUE REPORTING IS COMPLEX AND DEPENDENT, IN PART, ON OUR MANAGEMENT'S ABILITY TO MAKE JUDGMENTS AND ESTIMATES REGARDING FUTURE CLAIMS FOR RETURNS. IF OUR JUDGMENTS OR ESTIMATES ABOUT THESE MATTERS ARE INCORRECT OR INACCURATE, OUR REVENUE REPORTING COULD BE ADVERSELY AFFECTED.

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

        For sales to independent distributors in Asia, excluding Japan, we invoice these distributors at full list price upon shipment and issue a rebate, or "credit," once product has been sold to the end customer and the distributor has met certain reporting requirements. After reviewing the pricing, rebate and quotation-related terms, we concluded that we could reliably estimate future claims, therefore, we recognize revenue at the point of shipment for our Asian distributors, assuming all of the other revenue recognition criteria are met, utilizing amounts invoiced, less estimated future claims.

        If, however, our judgments or estimates are incorrect or inaccurate regarding future claims, our revenue reporting could be adversely affected. In addition, the fact that we recognize revenue differently in the United States and Europe than in Asia (excluding Japan) makes the preparation of our financial statements more complicated, and, therefore, potentially more susceptible to inaccuracies over time.

  WE BUILD SEMICONDUCTORS BASED, FOR THE MOST PART, ON NON-BINDING FORECASTS FROM OUR CUSTOMERS. AS A RESULT, CHANGES TO FORECASTS FROM ACTUAL DEMAND MAY RESULT IN EXCESS INVENTORY OR OUR INABILITY TO FILL CUSTOMER ORDERS ON A TIMELY BASIS, WHICH MAY HARM OUR BUSINESS.

        We schedule production and build semiconductor devices based primarily on non-binding forecasts from customers and our own internal forecasts. Typically, customer orders, consistent with general industry practices, may be cancelled or rescheduled with short notice to us. In addition, our customers frequently place orders requesting product delivery in a much shorter period than our lead time to fully fabricate and test devices. Because the markets we serve are volatile and subject to rapid technological, price and end-user demand changes, our forecasts of unit quantities to build may be significantly incorrect. Changes to forecasted demand from actual demand may result in us producing unit quantities in excess of orders from customers, which could result in additional expense for the write-down of excess inventory and negatively affect our gross margins and results of operations.

        Our forecasting risks may increase as a result of our fab-lite strategy because we will have less control over modifying production schedules to match changes in forecasted demand. If we commit to obtaining foundry wafers and cannot cancel or reschedule commitments without significant costs or cancellation penalties, we may be forced to purchase inventory in excess of demand, which could result in a write-down of inventories and negatively affect our gross margins and results of operations.

        Conversely, failure to produce or obtain sufficient wafers for increased demand could cause us to miss revenue opportunities and could affect our customers' ability to sell products, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations. For example, for the years ended December 31, 2011 and 2010, shipments of our ASIC and memory products were unfavorably affected by limited production capacity, as we temporarily allocated wafers to microcontroller customers in an effort to meet significantly increased demand for those products during 2011 and 2010. In order to improve support to our ASIC and memory customers in 2011, we increased orders for wafers from independent foundries, which returned to prior levels by the end of the year.

  OUR INTERNATIONAL SALES AND OPERATIONS ARE SUBJECT TO COMPLEX LAWS RELATING TO TRADE, EXPORT CONTROLS, FOREIGN CORRUPT PRACTICES AND ANTI-BRIBERY LAWS AMONG MANY OTHER SUBJECTS. A VIOLATION OF, OR CHANGE IN, THESE LAWS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

        For hardware, software or technology exported from, or otherwise subject to the jurisdiction of, the United States, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR") and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC"). Hardware, software and technology exported from other countries may also be subject to local laws and regulations governing international trade. Under these laws and regulations, we are responsible for obtaining all necessary licenses and approvals for exports of hardware, software and technology, as well as the provision of technical assistance. In many cases, a determination of the applicable export control laws and related licensing requirements depends on design intent, the source and origin of a specific technology, the nationalities and localities of participants involved in creating, marketing, selling or supporting that technology, the specific technical contributions made by individuals to that technology and other matters of an intensely factual nature. We are also required to obtain all necessary export licenses prior to transferring technical data or software to foreign persons. In addition, we are required to obtain necessary export licenses prior to the export or re-export of hardware, software and technology to any person identified on the U.S. Department of Commerce Denied Persons or Entity List, the U.S. Department of Treasury's Specially Designated Nationals or Blocked Persons List, or the Department of State's Debarred List. Products for use in space, satellite, military, nuclear, chemical/biological weapons, rocket systems or unmanned air vehicle applications may also require similar export licenses and involve many of the same complexities and risks of non-compliance.

        We are enhancing our export compliance program, including analyzing historical and current product shipments and technology transfers. We also work with, and assist, U.S. government officials, when requested, to ensure compliance with applicable U.S. export laws and regulations, and we continue to develop additional operational procedures to improve our compliance efforts. However, export laws and regulations are highly complex and vary from jurisdiction to jurisdiction; a determination by U.S. or local governments that we have failed to comply with one or more of these export control laws or trade sanctions, including failure to properly restrict an export to the persons or countries set forth on government restricted party lists, could result in significant civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers or damages claims from those customers to the extent that they may be adversely affected and exclusion from participation in U.S. government contracts. As we review or audit our import and export practices, from time to time, we may also discover prior unknown errors in our compliance practices, requiring corrective actions; these actions could include voluntary disclosures of those matters to appropriate government agencies, discontinuance or suspension of product sales pending a resolution of any reviews, or other adverse interim or final actions. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors, foundries or other third parties. For example, in the past, one of our distributors was added to the U.S. Department of Commerce Entity List, resulting in our terminating our relationship with that distributor. Any one or more of these compliance errors, sanctions or a change in law or regulations could have a material adverse effect on our business, financial condition and results of operations.

        We are also subject to complex laws that seek to regulate the payment of bribes or other forms of compensation to foreign officials or persons affiliated with companies or organizations in which foreign governments may own an interest or exercise control. The Foreign Corrupt Practices Act in the United States requires United States companies to comply with an extensive legal framework to prevent bribery of foreign officials. The laws are complex and require that we closely monitor local practices of our overseas offices. The United States Department of Justice has recently heightened enforcement of these laws. In addition, other countries continue to implement similar laws that may have extra-territorial effect. The United Kingdom, for example, where we have operations, has enacted the U.K. Bribery Act, which could impose significant oversight obligations on us and could be applicable to our operations outside of the United Kingdom. The costs for complying with these and similar laws may be significant and could reasonably be expected to require significant management time and focus. Any violation of these or similar laws, intentional or unintentional, could have a material adverse effect on our business, financial condition or results of operations.

  WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES THAT COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS AND CASH FLOWS, AND REVENUES AND COSTS DENOMINATED IN FOREIGN CURRENCIES COULD ADVERSELY AFFECT OUR OPERATING RESULTS AS A RESULT OF FOREIGN CURRENCY MOVES AGAINST THE DOLLAR.

        Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our financial results and cash flows. Our primary exposure relates to revenues and operating expenses in Europe (denominated in Euros).

        When we take an order denominated in a foreign currency, we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be impacted by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of average exchange rates for the year ended December 31, 2011, compared to the average exchange rates for the year ended December 31, 2010, would have resulted in a decrease in income from operations of $4.2 million. This impact is determined assuming that all foreign currency denominated transactions that occurred for the year ended December 31, 2011 were recorded using the average foreign currency exchange rates for the year ended December 31, 2010.

        We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. We have not historically utilized hedging instruments to offset our foreign currency exposure, although we may determine to do so in the future.

        Because we conduct business in Europe, we may have additional exposure if the Euro is eliminated as a common currency within the Eurozone, or if individual countries determine to stop using that currency. In any of those events, we would have to address exchange rate and conversion issues affecting the Euros we then held and the payments that we expected to receive, or to make, in Euros. There is no certainty regarding the potential economic effect of these Euro currency risks, and so we are unable to assess fully, as of the date of this Annual Report, the potential effect on our business or financial condition if the Eurozone were to disband, or if the Euro became less accepted as a global currency.

  WE DEPEND ON INDEPENDENT ASSEMBLY CONTRACTORS THAT MAY NOT HAVE ADEQUATE CAPACITY TO FULFILL OUR NEEDS OR TO MEET OUR QUALITY AND DELIVERY REQUIREMENTS.

        After wafer testing, we ship wafers to various independent assembly contractors, where the wafers are separated into die, packaged and, in some cases, further tested. Our reliance on independent contractors to assemble, package and test our products may expose us to significant risks, including the following:

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

        In addition, our independent contractors may not continue to assemble, package and test our products for a variety of reasons. Moreover, because most of our independent assembly contractors are located in foreign countries, we are subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions, including export controls, and changes in tariff and freight rates. Accordingly, we may experience problems with the time, adequacy or quality of product deliveries, any of which could have a material adverse effect on our results of operations.

  WE MAY FACE BUSINESS DISRUPTION RISKS, AS WELL AS THE RISK OF SIGNIFICANT UNANTICIPATED COSTS, AS WE CONSIDER, OR AS A RESULT OF, CHANGES IN OUR BUSINESS AND ASSET PORTFOLIO.

        We are continually reviewing potential changes in our business and asset portfolio throughout our worldwide operations in order to enhance our overall competitiveness and viability. Disposal and restructuring activities that we have undertaken, and may undertake in the future, can divert significant time and resources, involve substantial costs and lead to production and product development delays and may fail to enhance our overall competitiveness and viability as intended, any of which can negatively impact our business. Our disposal activities have in the past and may, in the future, trigger restructuring, impairment and other accounting charges and/or result in a loss on sale of assets. Any of these charges or losses could cause the price of our common stock to decline.

        We have in the past and may, in the future, experience labor union or workers' council objections, or labor unrest actions (including possible strikes), when we seek to reduce our manufacturing or operating facilities in Europe and other regions. Many of our operations are located in countries and regions that have extensive employment regulations that we must comply with in order to reduce our workforce, and we may incur significant costs to complete such exercises. Any of those events could have an adverse effect on our business and operating results.

        We continue to evaluate existing restructuring accruals related to restructuring plans previously implemented. As a result, there may be additional restructuring charges or reversals or recoveries of previous charges. We may incur additional restructuring and asset impairment charges in connection with additional restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results.

  WE HAVE IN THE PAST ENTERED INTO "TAKE-OR-PAY" SUPPLY AGREEMENTS WITH BUYERS OF OUR WAFER MANUFACTURING OPERATIONS. IF THE CONTRACTUAL PRICING FOR THOSE WAFERS EXCEEDS THE PRICES WE COULD HAVE OTHERWISE OBTAINED IN THE OPEN MARKET, WE MAY INCUR A CHARGE TO OUR OPERATING RESULTS.

        In connection with the sale of our manufacturing operations in Rousset, France in June 2010, we entered into a manufacturing services agreement pursuant to which we will purchase wafers from LFoundry until 2014 on a "take-or-pay" basis. If the purchase price of the wafers under this agreement with the buyer is higher than the fair value of the wafers at the time of purchase, based on the pricing we could have obtained from third party foundries, we would be required to take a charge to our financial statements to reflect the above-market price we have agreed to pay. In 2010, we recorded a charge of $92.4 million for the three months ended June 30, 2010 to reflect above-market wafer prices that we were required to pay under this agreement.

  IF WE ARE UNABLE TO IMPLEMENT NEW MANUFACTURING TECHNOLOGIES OR FAIL TO ACHIEVE ACCEPTABLE MANUFACTURING YIELDS, OUR BUSINESS WOULD BE HARMED.

        Whether demand for semiconductors is rising or falling, we are constantly required by competitive pressures in the industry to successfully implement new manufacturing technologies in order to reduce the geometries of our semiconductors and produce more integrated circuits per wafer. We are developing processes that support effective feature sizes as small as 65 nanometers.

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

  WE MAY, DIRECTLY AND INDIRECTLY, FACE THIRD PARTY INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT COULD BE COSTLY TO DEFEND, DISTRACT OUR MANAGEMENT TEAM AND EMPLOYEES, AND RESULT IN LOSS OF SIGNIFICANT RIGHTS.

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

        We have in the past been involved in intellectual property infringement lawsuits, which adversely affected our operating results. In addition to patent infringement lawsuits in which we may be directly involved and named as a defendant, we also may assist our customers, in many cases at our own cost, in defending intellectual property lawsuits involving technologies that are combined with our technologies. See Part I, Item 3 of this Form 10-K. The cost of defending against intellectual property lawsuits, responding to subpoenas, preparing our employees to testify, or assisting our customers in defending against such lawsuits, in terms of management time and attention, legal fees and product delays, can be substantial. If such infringement lawsuits are successful, we may be prohibited from using the technologies at issue in the lawsuits, and if we are unable to obtain a license on acceptable terms, license a substitute technology or design new technology to avoid infringement, our business and operating results may be significantly harmed.

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

        As is customary in the semiconductor industry, our standard contracts provide remedies to our customers, such as defense, settlement, or payment of judgments for intellectual property claims related to the use of our products. From time to time, we will indemnify customers against combinations of loss, expense, or liability related to the sale and the use of our products and services. Even if claims or litigation against us are not valid or successfully asserted, defending these claims could result in significant costs and diversion of the attention of management and other key employees.

  IF WE ARE UNABLE TO PROTECT OR ASSERT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE HARMED.

        Our future success will depend, in part, upon our ability to protect and assert our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose proprietary technologies and processes, despite our efforts to protect them.

        We hold numerous U.S. and foreign patents. We can provide no assurance, however, that these, or any of our future patents, will not be challenged, invalidated or circumvented in ways that detract from their value. Changes in laws may also result in us having less intellectual property protection than we may have experienced historically.

        If our patents do not adequately protect our technology, competitors may be able to offer products similar to our products more easily. Our competitors may also be able to design around our patents, which would harm our business, financial position and results of operations.

  SIGNIFICANT PATENT LITIGATION IN THE MOBILE DEVICE SECTOR MAY ADVERSELY AFFECT SOME OF OUR CUSTOMERS. UNFAVORABLE OUTCOMES IN THAT PATENT LITIGATION COULD AFFECT OUR CUSTOMERS' ABILITY TO SELL THEIR PRODUCTS AND, AS A RESULT, COULD ULTIMATELY AFFECT THEIR ABILITY TO PURCHASE OUR PRODUCTS IF THEIR MOBILE DEVICE BUSINESS DECLINES.

        There is significant ongoing patent litigation throughout the world involving many of our customers, especially in the mobile device sector. The outcome of these disputes is uncertain. While we may not have a direct involvement in these matters, an adverse outcome that affects the ability of our customers to ship or sell their products could ultimately have an adverse effect on our business. That could happen if these customers reduce their business exposure in the mobile device sector, are prevented from selling their products in certain markets, seek to reduce their cost structures to help fund the payment of unanticipated licensing fees or are required to take other actions that slow or hinder their market penetration.

  OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, WE MAY SUFFER PRICE REDUCTIONS, REDUCED REVENUES, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE.

        We operate in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as Cypress, Freescale, Fujitsu, Hitachi, Infineon, Intel, Microchip, NXP Semiconductors, ON Semiconductor, Renesas, Samsung, Spansion, STMicroelectronics, Synaptics, and Texas Instruments. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we introduce new products, we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last several years, we have experienced significant price competition in several business segments, especially in our nonvolatile memory segment for EPROM, Serial EEPROM and Flash memory products, as well as in our commodity microcontrollers. We expect continuing competitive pressures in our markets from existing competitors, new entrants, new technology and cyclical demand, among other factors, will likely maintain the recent trend of declining average selling prices for our products.

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

  •
  our ability to improve our process technologies and production efficiency; and

  •
  general market and economic conditions.

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

        The success of new product introductions is dependent upon several factors, including timely completion and introduction of new product designs, achievement of acceptable fabrication yields and market acceptance. Our development of new products and our customers' decisions to design them into their systems can take as long as three years, depending upon the complexity of the device and the application. Accordingly, new product development requires a long-term forecast of market trends and customer needs, and the successful introduction of our products may be adversely affected by competing products or other technologies serving the markets addressed by our products. Our qualification process involves multiple cycles of testing and improving a product's functionality to ensure that our products operate in accordance with design specifications. If we experience delays in the introduction of new products, our future operating results could be adversely affected.

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

  OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

        Net revenues outside the United States accounted for 86%, 84% and 83% of our net revenues in the years ended December 31, 2011, 2010 and 2009, respectively. We expect that revenues derived from international sales will continue to represent a significant portion of net revenues. International sales and operations are subject to a variety of risks, including:

  •
  greater difficulty in protecting intellectual property;

  •
  reduced flexibility and increased cost of staffing adjustments;

  •
  foreign labor conditions and practices;

  •
  adverse changes in tax laws;

  •
  credit and collectability risks on our trade receivables with customers in certain jurisdictions;

  •
  longer collection cycles;

  •
  legal and regulatory requirements, including antitrust laws, import and export regulations, trade barriers, tariffs and tax laws, and environmental and privacy regulations and changes to those laws and regulations;

  •
  negative effects from fluctuations in foreign currency exchange rates;

  •
  international trade regulations, including duties and tariffs;

  •
  cash repatriation restrictions;

  •
  impact of natural disasters on local infrastructures, including those of our distributors and end-customers; and

  •
  general economic and political conditions in these foreign markets.

        Some of our distributors, independent foundries, independent assembly, packaging and test contractors and other business partners also have international operations and are subject to the risks described above. Even if we are able to manage the risks of international operations successfully, our business may be adversely affected if our distributors, independent foundries and contractors, and other business partners are not able to manage these risks successfully.

        In addition, we have in the past and may, in the future, experience labor union or workers council objections, or labor unrest actions (including possible strikes), when we seek to reduce our manufacturing or operating facilities in Europe and other regions. Many of our operations are located in countries and regions that have extensive employment regulations that we must comply with in order to reduce our workforce, and we may incur significant costs to complete such exercises. Any of those events could have an adverse effect on our business and operating results.

  WE MAY BE SUBJECT TO INFORMATION TECHNOLOGY SYSTEM FAILURES OR NETWORK DISRUPTIONS THAT COULD DAMAGE OUR REPUTATION, BUSINESS OPERATIONS AND FINANCIAL CONDITION.

        We rely on our information technology infrastructure and certain critical information systems for the effective operation of our business. These information systems are subject to damage or interruption from a number of potential sources, including natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, cyber attacks, sabotage, vandalism, or similar events or disruptions. Our security measures or those of our third party service providers may not detect or prevent such security breaches. Any such compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation. In addition, our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business, which could negatively affect our business and operating results.

  OUR OPERATIONS AND FINANCIAL RESULTS COULD BE HARMED BY BUSINESS INTERRUPTIONS, NATURAL DISASTERS, TERRORIST ACTS OR OTHER EVENTS BEYOND OUR CONTROL.

        Our operations are vulnerable to interruption by fire, earthquake, volcanoes, power loss, public health issues, geopolitical uncertainties, telecommunications failure and other events beyond our control. Our headquarters, some of our manufacturing facilities, the manufacturing facilities of third party foundries and some of our major suppliers' and customers' facilities are located near major earthquake faults and in potential terrorist target areas. We do not have a comprehensive disaster recovery plan.

        In the event of a major earthquake, or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or other business interruptions. The operations of our suppliers could also be subject to natural disasters and other disruptions, which could cause shortages and price increases in various essential materials. We use third party freight firms for nearly all our shipments from vendors and our manufacturing facilities and for shipments to customers of our final product. We maintain property and business interruption insurance, but there is no guarantee that such insurance will be available or adequate to protect against all costs associated with such disasters and disruptions. In March 2011, a 9.0 magnitude earthquake struck northern Japan. While we do not have any manufacturing facilities in Japan, and have not suffered any near-term adverse effect on our supply-chain from this disaster, there remain uncertainties about the longer-term effects this disaster may have on the global economy, the electronics industry and other sectors.

        In recent years, based on insurance market conditions, we have relied to a greater degree on self-insurance. If a major earthquake, other disaster, or a terrorist act affects us and insurance coverage is unavailable for any reason, we may need to spend significant amounts to repair or replace our facilities and equipment, we may suffer a temporary halt in our ability to manufacture and transport products, and we could suffer damages that could materially adversely harm our business, financial condition and results of operations.

  WE MAY EXPERIENCE PROBLEMS WITH KEY CUSTOMERS THAT COULD HARM OUR BUSINESS.

        Our ability to maintain close, satisfactory relationships with large customers is important to our business. A reduction, delay, or cancellation of orders from our large customers would harm our business. The loss of one or more of our key customers, or reduced orders by any of our key customers, could harm our business and results of operations. Moreover, our customers may vary order levels significantly from period to period, and customers may not continue to place orders with us in the future at the same levels as in prior periods. Our business is organized into four operating segments (see Note 14 of Notes to the Consolidated Financial Statements for further discussion). The principal customers for the year ended December 31, 2011 in each of our markets are described in Item 1 "Business — Principal Markets and Customers" in this Annual Report on Form 10-K.

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

        We are subject to a variety of environmental laws and regulations in each of the jurisdictions in which we operate governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination, and employee health and safety. We could incur significant costs as a result of any failure by us to comply with, or any liability we may incur under, environmental, health, and safety laws and regulations, including the limitation or suspension of production, monetary fines or civil or criminal sanctions, clean-up costs or other future liabilities in excess of our reserves. We are also subject to laws and regulations governing the recycling of our products, the materials that may be included in our products, and our obligation to dispose of our products at the end of their useful lives. For example, the European Directive 2002/95/EC on restriction of hazardous substances (RoHS Directive) bans the placing on the European Union market of new electrical and electronic equipment containing more than specified levels of lead and other hazardous compounds. As more countries enact requirements like the RoHS Directive, and as exemptions are phased out, we could incur substantial additional costs to convert the remainder of our portfolio to comply with such requirements, conduct required research and development, alter manufacturing processes, or adjust supply chain management. Such changes could also result in significant inventory obsolescence. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expenses or modify our manufacturing processes. We also are subject to cleanup obligations at properties that we currently own or at facilities that we may have owned in the past or at which we conducted operations. In the event of the discovery of new or previously unknown contamination, additional requirements with respect to existing contamination, or the imposition of other cleanup obligations at these or other sites for which we are responsible, we may be required to take remedial or other measures that could have a material adverse effect on our business, financial condition and results of operations.

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

  ACCOUNTING FOR OUR PERFORMANCE-BASED RESTRICTED STOCK UNITS IS SUBJECT TO JUDGMENT AND MAY LEAD TO UNPREDICTABLE EXPENSE RECOGNITION.

        We have issued, and may in the future continue to issue, performance-based restricted stock units to eligible employees, entitling those employees to receive restricted stock if they, and we, meet designated performance criteria established by our compensation committee. For example, in May 2011, we adopted the 2011 Long-Term Performance-Based Incentive Plan (the "2011 Plan"), which provides for the grant of restricted stock units to eligible employees, subject to the satisfaction of specified performance metrics. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013. We recorded total stock-based compensation expense related to performance-based restricted stock units of $7.5 million under the 2011 Plan for the year ended December 31, 2011.

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

  PROVISIONS IN OUR RESTATED CERTIFICATE OF INCORPORATION AND BYLAWS MAY HAVE ANTI-TAKEOVER EFFECTS.

        Certain provisions of our Restated Certificate of Incorporation, our Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. Our board of directors has the authority to issue up to five million shares of preferred stock and to determine the price, voting rights, preferences and privileges, and restrictions of those shares without the approval of our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, by making it more difficult for a third party to acquire a majority of our stock. In addition, the issuance of preferred stock could have a dilutive effect on our stockholders. We have no present plans to issue shares of preferred stock.

  OUR FOREIGN PENSION PLANS ARE UNFUNDED, AND ANY REQUIREMENT TO FUND THESE PLANS IN THE FUTURE COULD NEGATIVELY AFFECT OUR CASH POSITION AND OPERATING CAPITAL.

        We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $29.8 million at December 31, 2011 and $26.9 million at December 31, 2010. The plans are unfunded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.5 million in 2012 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

  FUTURE ACQUISITIONS MAY RESULT IN UNANTICIPATED ACCOUNTING CHARGES OR MAY OTHERWISE ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND RESULT IN DIFFICULTIES IN ASSIMILATING AND INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES OR BUSINESSES, OR BE DILUTIVE TO EXISTING STOCKHOLDERS.

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

        Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We have in the past experienced and may in the future experience delays in the timing and successful integration of an acquired company's technologies, products and product development plans as a result of unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, difficulties ramping up volume production, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to stay with us post-acquisition. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases. Furthermore, these challenges would be even greater if we acquired a business or entered into a business combination transaction with a company that was larger and more difficult to integrate than the companies we have historically acquired.

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

        We cannot assure you that we will be able to consummate any pending or future acquisitions or that we will realize any anticipated benefits or synergies from any of our historic or future acquisitions. We may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, and any decline in the price of our common stock may make it significantly more difficult and expensive to initiate or consummate additional acquisitions.

        We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. At December 31, 2011, we had $67.7 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2011 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

        We have implemented significant quality control measures to mitigate these risks; however, it is possible that products shipped to our customers will contain defects, bugs or other quality problems. Such problems may divert our technical and other resources from other development efforts. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur significant additional costs or delay shipments, which would negatively affect our business, financial condition and results of operations.

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

  OUR LEGAL ENTITY ORGANIZATIONAL STRUCTURE IS COMPLEX, WHICH COULD RESULT IN UNANTICIPATED UNFAVORABLE TAX OR OTHER CONSEQUENCES, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR NET INCOME AND FINANCIAL CONDITION. WE CURRENTLY HAVE OVER 40 ENTITIES GLOBALLY AND INTERCOMPANY LOANS BETWEEN ENTITIES.

        We currently operate legal entities in countries where we conduct manufacturing, design, and sales operations around the world. In some countries, we maintain multiple entities for tax or other purposes. Changes in tax laws, regulations, and related interpretations in the countries in which we operate may adversely affect our results of operations.

        We also have unsettled intercompany balances that could result in adverse tax or other consequences affecting our capital structure, intercompany interest rates and legal structure. We initiated a program in 2010 to reduce the complexity of our legal entity structure, reduce our potential tax exposure in many jurisdictions and reduce our intercompany loan balances. Despite these efforts, we may incur additional income tax or other expense related to our global operations, loan settlements or loan restructuring activities, or incur additional costs related to legal entity restructuring or dissolution efforts.

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

  CURRENT AND FUTURE LITIGATION AGAINST US COULD BE COSTLY AND TIME CONSUMING TO DEFEND.

        We are subject to legal proceedings and claims that arise in the ordinary course of business. See Part I, Item 3 of this Form 10-K. Litigation may result in substantial costs and may divert management's attention and resources, which may seriously harm our business, results of operations, financial condition and liquidity.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        At December 31, 2011, we owned the following facilities:

Number of Buildings	Location	Total Square Feet	Use
6	Colorado Springs, Colorado	603,000	Wafer fabrication, research and development, marketing, product design, final product testing.
4	Heilbronn, Germany	778,000	Research and development, marketing and product design. Primarily leased to other semiconductor companies.
2	Calamba City, Philippines	338,000	Probe operations and final product testing.
5	Rousset, France	815,000	Research and development, marketing and product design. Primarily leased to other semiconductor companies.

        We sold our San Jose, California headquarters, and adjacent land parcels, in August 2011, and have entered into a long-term lease for new corporate headquarters. We expect to vacate our current facility and move into our new corporate headquarters by mid-2012.

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

ITEM 3.    LEGAL PROCEEDINGS

        We are party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or statement of cash flows. If, however, an unfavorable ruling were to occur in any of the legal proceedings described below, there exists the possibility that such outcome could have a material adverse effect on our financial position, results of operations and cash flows. We have accrued for losses related to the litigation described below that we consider probable and for which the loss can be reasonably estimated. In the event that a probable loss cannot be reasonably estimated, we have not accrued for such losses. We continue to monitor these matters; our determination could change, however, and we may decide, at some future date, to establish an appropriate reserve for these or any other matters that arise in the future. With respect to each of the matters below, except where noted otherwise, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at December 31, 2011. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure regarding that contingency. However, due to the inherent uncertainty of these matters, except as otherwise noted, management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

        Matheson Litigation.    On September 28, 2007, Matheson Tri-Gas ("MTG") filed suit against us in Texas state court in Dallas County. Plaintiff alleged claims for: (1) breach of contract for our alleged failure to pay minimum payments under a purchase requirements contract; (2) breach of contract under a product supply agreement; and (3) breach of contract for failure to execute a process gas agreement. MTG sought unspecified damages, pre- and post-judgment interest, attorneys' fees and costs. In late November 2007, we filed our answer denying liability. In July 2008, we filed an amended answer, counterclaim and cross claim seeking among other things a declaratory judgment that a termination agreement cut off any claim by MTG for additional payments. In an Order entered on June 26, 2009, the Court granted our motion for partial summary judgment dismissing MTG's breach of contract claims relating to the requirements contract and the product supply agreement. The parties dismissed the remaining claims and, on August 26, 2009, the Court entered a Summary Judgment Order and Final Judgment. MTG filed a Motion to Modify Judgment and Notice of Appeal on September 24, 2009. On July 27, 2011, the Texas Court of Appeals affirmed the trial court's judgment. After the Court of Appeals denied MTG's motion for a rehearing, MTG declined to appeal the decision to the Supreme Court of Texas and we have determined that this matter has concluded.

        Distributor Litigation.    On June 3, 2009, we filed an action in Santa Clara County Superior Court against three of our now-terminated Asia-based distributors, NEL Group Ltd. ("NEL"), Nucleus Electronics (Hong Kong) Ltd. ("NEHK") and TLG Electronics Ltd. ("TLG"). We sought, among other things, to recover $8.5 million owed to us, plus applicable interest and attorneys fees. On June 9, 2009, NEHK separately sued us in Santa Clara County Superior Court, alleging that our suspension of shipments to NEHK on September 23, 2008 — one day after TLG appeared on the Department of Commerce, Bureau of Industry and Security's Entity List — breached the parties' International Distributor Agreement. NEHK had alleged that we libeled it, intentionally interfered with contractual relations and/or prospective business advantage, and violated California Business and Professions Code Sections 17200 et seq. and 17500 et seq. Both matters were then consolidated. On July 29, 2009, NEL also filed a cross-complaint against us that alleged claims virtually identical to those NEHK have alleged. NEL and NEHK sought damages of up to $50.0 million. Because TLG did not answer our complaint, on November 23, 2009, the Court entered a default judgment against TLG of $2.7 million. The litigation against NEHK and NEL proceeded. On March 28, 2011, the Court entered an order requiring that NEL (and/or certain of its subsidiaries, including NEHK) deposit $2.9 million in a court-administered account until final disposition of the litigation or a further court order. The Court ordered these funds to be deposited after it found this amount to be the current "gain" realized from certain restructuring transactions NEL and NEHK completed in violation of the Court's October 22, 2009 preliminary injunction prohibiting such restructuring. Despite the Court order, no funds ever were deposited with the Court. On June 3, 2011, NEL and NEHK's counsel withdrew from the case and never were replaced. Accordingly, on December 22, 2011, the Court dismissed NEL's and NEHK's claims with prejudice, and, on February 8, 2012, entered a default judgment holding each jointly and severally liable to us for $8.6 million. The default judgment also held NEL jointly and severally liable with TLG for the full amount of the default judgment entered against TLG in November 2009. With accrued interest, that judgment now totals $3.3 million. NEL thus has been adjudged liable to us for $11.9 million in total.

        French Labor Litigation.    On July 24, 2009, 56 former employees of our Nantes facility filed claims in the First Instance labor court, Nantes, France against us and MHS Electronics claiming that (1) our sale of the Nantes facility to MHS (XbyBus SAS) in 2005 did not result in the transfer of their labor agreements to MHS, and (2) these employees should still be considered our employees, with the right to claim related benefits from us. Alternatively, each employee seeks damages of at least 45.0 thousand Euros and court costs. Five of the original 56 plaintiffs later dropped out of the case — leaving 51 remaining plaintiffs. On November 30, 2011, the Court rejected plaintiffs' claims. Two plaintiffs have appealed the Court's decision. These claims are similar to those filed in the First Instance labor court in October 2006 by 47 other former employees of our Nantes facility (MHS was not named a defendant in the earlier claims). On July 24, 2008, the judge hearing the earlier claims issued an oral ruling in favor of us, finding that there was no jurisdiction for those claims by certain "protected employees," and denying the claims as to all other employees. Forty of those earlier plaintiffs appealed, and on February 11, 2010, the Court of Appeal of Rennes, France affirmed the lower court's ruling. Plaintiffs' time to appeal expired and the earlier litigation now is concluded.

        Azure Litigation.    On December 22, 2010, Azure Networks, LLC, a non-practicing entity, and Tri-County Excelsior Foundation, a non-profit organization, sued us and several other semiconductor companies for patent infringement in the United States District Court for the Eastern District of Texas. In a First Amended Complaint filed on April 18, 2011, Plaintiffs alleged that we make, use, offer for sale, sell, and/or import into or within the United States RF transceivers that, when integrated with certain Zigbee-compliant software that we provide, allegedly induced the infringement of United States Patent Number 7,020,501 (entitled "Energy Efficient Forwarding in Ad-Hoc Wireless Networks"). On May 5, 2011, we filed counterclaims seeking a declaration that the '501 patent is invalid and not infringed. On July 11, 2011, the Court granted us and plaintiffs' joint motion to dismiss without prejudice all claims and counterclaims, resulting in the conclusion of this matter.

        Infineon Litigation.    On April 11, 2011, Infineon Technologies A.G. and Infineon Technologies North America Corporation (collectively, "Infineon") filed a patent infringement lawsuit against us in the United States District Court for the District of Delaware. Infineon alleges that we are infringing 11 Infineon patents and seeks a declaration that three of our patents are either invalid or not infringed. On July 5, 2011, we answered Infineon's complaint, and filed counterclaims seeking a declaration that each of the 11 asserted Infineon patents is invalid and not infringed. We also counterclaimed for infringement of six of our patents and breach of contract related to Infineon's breach of a confidentiality agreement. On July 29, 2011, Infineon answered these counterclaims and sought a declaration that our newly-asserted patents were either invalid or not infringed. On January 31, 2012, we filed a motion for leave to amend our counterclaims to allege Infineon's infringement of four additional Atmel patents. We intend to prosecute our claims and defend vigorously against Infineon's claims.

        From time to time, we are notified of claims that our products may infringe patents, or other intellectual property, issued to other parties. We periodically receive demands for indemnification from our customers with respect to intellectual property matters. We also periodically receive claims relating to the quality of our products, including claims for additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting their defective products, costs for product recalls or other damages. Receipt of these claims and requests occurs in the ordinary course of our business, and we respond based on the specific circumstances of each event. We undertake an accrual for losses relating to those types of claims when we consider those losses "probable" and when a reasonable estimate of loss can be determined.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on The NASDAQ Stock Market's Global Select Market under the symbol "ATML." The last reported price for our stock on January 31, 2012 was $9.72 per share. The following table presents the high and low sales prices per share for our common stock as quoted on The NASDAQ Global Select Market for the periods indicated.

	High	Low
Year ended December 31, 2010:
First Quarter	$5.29	$4.33
Second Quarter	$5.96	$4.67
Third Quarter	$8.12	$4.57
Fourth Quarter	$12.41	$7.88
Year ended December 31, 2011:
First Quarter	$16.31	$11.30
Second Quarter	$15.30	$12.44
Third Quarter	$14.62	$8.07
Fourth Quarter	$11.29	$7.45

        As of January 31, 2012, there were approximately 1,482 stockholders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

        We have never paid cash dividends on our common stock, and we currently have no plans to pay cash dividends in the future.

        There were no sales of unregistered securities in fiscal 2011.

        The following table provides information about the repurchase of our common stock during the three months ended December 31, 2011, pursuant to our Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1 — October 31	—	—	—	—
November 1 — November 30	9,392,178	$9.12	9,392,178	$156,284,466
December 1 — December 31	5,557,640	$8.91	5,557,640	$106,780,996

(1)
In August 2010, our Board of Directors announced a $200.0 million stock repurchase program. In May 2011, our Board of Directors announced the addition of another $300.0 million to our existing repurchase program. Our Board of Directors has approved a $500.0 million stock repurchase program. As of December 31, 2011, approximately $106.8 million of this $500.0 million stock repurchase program remained available under this program for future stock repurchases. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of our cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities. We do not have any current plans to terminate the repurchase program prior to its completion.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables include selected summary financial data for each of our last five years. This data is not necessarily indicative of results of future operations and should be read in conjunction with Item 8 — Financial Statements and Supplementary Data and Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. The consolidated statement of operations data for 2011, 2010, and 2009 are derived from our audited financial statements that are included in this Annual Report on Form 10-K. The balance sheet data for fiscal year 2009 and all data for fiscal years 2008 and 2007 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Net revenues	$1,803,053	$1,644,060	$1,217,345	$1,566,763	$1,639,237

Income (loss) from operations before income taxes(1)(3)(4)	$381,190	$116,352	$(136,039)	$(20,243)	$55,709

Net income (loss)	$314,990	$423,075	$(109,498)	$(27,209)	$47,885

Basic net income (loss) per share:
Net income (loss)	$0.69	$0.92	$(0.24)	$(0.06)	$0.10

Weighted-average shares used in basic net income (loss) per share calculations	455,629	458,482	451,755	446,504	477,213

Diluted net income (loss) per share:
Net income (loss)	$0.68	$0.90	$(0.24)	$(0.06)	$0.10

Weighted-average shares used in diluted net income (loss) per share calculations	462,673	469,580	451,755	446,504	481,737

	As of December 31,
	2011	2010	2009	2008	2007
Cash and cash equivalents	$329,431	$501,455	$437,509	$408,926	$374,130
Cash and cash equivalents and short-term investments	332,510	521,029	476,140	440,633	429,947
Fixed assets, net(2)	257,070	260,124	203,219	383,107	579,566
Total assets	1,526,598	1,650,042	1,392,842	1,530,654	1,702,753
Long-term debt and capital leases less current portion	4,599	3,976	9,464	13,909	20,408
Stockholders' equity	1,082,444	1,053,056	764,407	802,084	823,479

(1)
We recorded asset impairment charges (recovery) of $11.9 million, $79.8 million, $8.0 million and $(1.1) million for the years ended December 31, 2010, 2009, 2008 and 2007, respectively, and restructuring charges of $20.1 million, $5.3 million, $6.7 million, $71.3 million and $13.2 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively, related primarily to employee termination costs, facility closure costs, sales of businesses and other operations, and the related realignment of our businesses in response to those changes. We recorded a gain on sale of assets of $35.3 million for the year ended December 31, 2011 related to the sale of our headquarters located in San Jose, California and a gain on sale of assets of $0.2 million and $32.7 million for the years ended December 31, 2009 and 2008, respectively, related to the sale of our Heilbronn, Germany and North Tyneside, United Kingdom facilities. We recorded a loss on sale of assets of $99.8 million for the year ended December 31, 2010 related to the sale of our manufacturing operations in Rousset, France and the sale of our Secure Microcontroller Solutions business. We recorded an income tax benefit related to release of valuation allowances of $116.7 million related to certain deferred tax assets, and recorded an additional benefit to income tax expense of approximately $151.2 million related to the release of previously accrued penalties and interest on the income tax exposures and a refund from the carryback of tax attributes for the year ended December 31, 2010.

(2)
Fixed assets, net was reduced for the year ended December 31, 2009, compared to the year ended December 31, 2008, as a result of the asset impairment charges (recovery) discussed in (1) above. Additionally, we reclassified $83.2 million in fixed assets to assets held for sale as of December 31, 2009 relating to our fabrication facilities in Rousset, France.

(3)
We recorded pre-tax, stock-based compensation expense of $68.1 million, $60.5 million, $30.1 million, $29.1 million and $16.7 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively, excluding acquisition-related stock compensation expenses.

(4)
On October 6, 2011, we acquired Advanced Digital Design, S.A, for $19.9 million excluding $4.5 million related to adjustments for contingent considerations. On March 6, 2008, we acquired Quantum Research Group Ltd. for $95.9 million, excluding $8.7 million related to adjustments for contingent considerations. We recorded $5.4 million, $1.6 million, $16.3 million and $23.6 million in acquisition-related charges for the years ended December 31, 2011, 2010, 2009 and 2008, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion in conjunction with our Consolidated Financial Statements and the related "Notes to Consolidated Financial Statements" and "Financial Statements and Supplementary Data" included in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2012, the expansion of the market for microcontrollers, revenues for our maXTouch products, our gross margins, anticipated revenues by geographic area, operating expenses and capital expenditures, cash flow and liquidity measures, factory utilization, new product introductions, access to independent foundry capacity and the quality issues associated with the use of third party foundries, the effects of our strategic transactions and restructuring efforts, estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters, the outcome of litigation (and the expenses involved) in which we are involved and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Item 1A — Risk Factors, and elsewhere in this Form 10-K. Generally, the words "may," "will," "could," "should," "would," "anticipate," "expect," "intend," "believe," "seek," "estimate," "plan," "view," "continue," the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements in this Form 10-K.

 Overview of 2011 Operating Results

        We are one of the world's leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. Our microcontrollers and related products are used today in many of the world's leading smart phones, tablet devices and other consumer and industrial electronics to provide core functionality for touch sensing, security, wireless and communication applications and battery management. We offer an extensive portfolio of capacitive touch products that integrate our microcontrollers with fundamental touch-focused intellectual property, or IP, we have developed and we continue to leverage our market and technology advantages to expand our product portfolio within the touch-related eco-system. We also design and sell products that are complementary to our microcontroller business, including nonvolatile memory and Flash memory products, radio frequency and mixed-signal components and application specific integrated circuits. Our semiconductors also enable applications in many other fields, such as smart-metering for utility monitoring and billing, buttons, sliders and wheels found on the touch panels of appliances, various aerospace, industrial, and military products and systems, and electronic-based automotive components, like keyless ignition, access, engine control, lighting and entertainment systems, for standard and hybrid vehicles. Over the past several years, we transitioned our business to a "fab-lite" model, lowering our fixed costs and capital investment requirements, and we currently own and operate one manufacturing facility in Colorado Springs, Colorado.

        Our net revenues totaled $1.8 billion for the year ended December 31, 2011, an increase of 10%, or $159.0 million, from $1.6 billion in net revenues for the year ended December 31, 2010. Revenues increased primarily due to stronger sales of our 8-bit and 32-bit microcontrollers, including our maXTouch microcontrollers. We continued to see significant adoption of our industry leading maXTouch microcontrollers throughout 2011, primarily for touchscreen applications for mobile phones, tablets, gaming and other consumer and industrial applications. Our Microcontroller segment revenues for 2011 increased 25% compared to revenues in that same segment for the year ended December 31, 2010.

        Gross margin rose to 50.4% for the year ended December 31, 2011, compared to 44.3% for the year ended December 31, 2010. Gross margin in 2011 was positively affected by higher shipment levels, a more favorable mix of higher margin microcontroller products and continued cost reduction activities. With the decline in revenue we experienced in the second half of 2011, we also experienced an increase in inventory to $377.4 million at December 31, 2011 from $276.7 million at December 31, 2010, as we continued to build for expected demand. While we expect inventory levels to decline throughout 2012, in line with a possible recovery in the semiconductor industry, our inventory levels, and related reserves, may require adjustment during 2012 to reflect revised demand forecasts or product lifecycles. Inventory adjustments, if undertaken, may affect our results of operations, including gross margin, in a positive or negative manner, depending on the nature of any adjustments. If the demand for certain semiconductor products declines or does not materialize as we expect, we could be required to record additional write-downs, and our gross margin would be adversely affected.

        During the year, we recorded a provision for income taxes, totaling $66.2 million, compared to a benefit from income taxes totaling $306.7 million in 2010. In the third quarter of 2010, we concluded an outstanding IRS audit related to the years 2000 through 2003. The tax provision recorded for 2011 relates primarily to increased profitability from higher revenues and improved gross margin, which resulted in additional taxable income. For 2011, our tax provision was lower than it otherwise would have been due to revenue recognized in lower tax rate jurisdictions as a result of a global tax restructuring implemented on January 1, 2011.

        Cash provided by operating activities was $221.1 million and $299.5 million for the years ended December 31, 2011 and 2010, respectively. Our cash, cash equivalents and short-term investments decreased to $332.5 million at December 31, 2011, compared to $521.0 million at December 31 2010. Payments for capital expenditures totaled $84.6 million for the year ended December 31, 2011, compared to $99.8 million for the year ended December 31, 2010. We repurchased approximately 28.8 million of our shares during 2011, using $304.2 million in cash, compared to 11.7 million of our shares repurchased during 2010, using $89.2 million in cash.

        We recorded an out-of-period adjustment to reverse test and assembly subcontractor accruals of $6.9 million related to cost of revenues for the year ended December 31, 2011. In addition, we corrected excess depreciation for certain fixed assets in the amount of $1.7 million related to research and development for the year ended December 31, 2011. The correction of these errors resulted in an increase to our net income of $8.6 million for the year ended December 31, 2011. We assessed the impact of these errors and concluded the amounts are not material, either individually or in the aggregate, to any prior periods' annual or interim financial statements, nor is the impact of the errors material to the financial statements for the year ended December 31, 2011. On that basis, we have recorded these corrections, in the aggregate, in the year ended December 31, 2011.

        On August 30, 2011, we completed the sale of our San Jose corporate headquarters and adjacent parcels of land to Ellis Partners LLC for an aggregate sale price of $48.5 million and recorded a gain of $33.4 million.

        On October 6, 2011, we completed the acquisition of Advanced Digital Design S.A ("ADD") and began consolidating its results as of that date. We acquired all outstanding shares of ADD in an all cash transaction with a total purchase price of $19.9 million, excluding $4.5 million related to adjustments for contingent considerations. We recorded total acquisition-related charges of $1.3 million, related to amortization of intangibles and amortization of deferred compensation related to the acquisition of ADD in the year ended December 31, 2011.

RESULTS OF CONTINUING OPERATIONS

	Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	(in thousands, except percentage of net revenues)
Net revenues	$1,803,053	100.0%	$1,644,060	100.0%	$1,217,345	100.0%
Gross profit	908,233	50.4%	728,184	44.3%	413,007	33.9%
Research and development	255,653	14.2%	237,812	14.5%	213,599	17.5%
Selling, general and administrative	280,410	15.6%	264,296	16.1%	221,334	18.2%
Acquisition-related charges	5,408	0.3%	1,600	0.1%	16,349	1.3%
Restructuring charges	20,064	1.1%	5,253	0.3%	6,681	0.5%
Asset impairment charges	—	0.0%	11,922	0.7%	79,841	6.6%
Loss (gain) on sale of assets	(35,310)	(2.0)%	99,767	6.1%	(164)	0.0%

Income (loss) from operations	$382,008	21.2%	$107,534	6.5%	$(124,633)	(10.2)%

  Net Revenues

        Our net revenues totaled $1.8 billion for the year ended December 31, 2011, an increase of 10%, or $159.0 million, from $1.6 billion in net revenues for the year ended December 31, 2010. Revenues increased primarily due to increased sales of our 8-bit and 32-bit microcontrollers, including our maXTouch microcontrollers. We continued to see significant adoption of our industry leading maXTouch microcontrollers throughout 2011, primarily for touchscreen applications for mobile phones, tablets, gaming and other consumer and industrial applications. Our Microcontroller segment revenues for 2011 increased 25% compared to revenues in that same segment for the year ended December 31, 2010.

        Revenues for our RFA segment increased 7% for the year ended December 31, 2011, compared to December 31, 2010, while revenues for our ASIC and Non-volatile Memory segments declined 19% and 8%, respectively, compared to the year ended December 31, 2010. Shipments of Nonvolatile Memory products were unfavorably affected by slowing personal computer shipments, combined with a weak pricing environment for memory products. The decrease in revenues for the ASIC segment primarily reflects the sale of our SMS business in the third quarter of 2010, which generated $79.2 million of revenues in 2010.

        Net revenues denominated in Euros were 21% and 22% for the years ended December 31, 2011 and 2010, respectively. Average exchange rates utilized to translate foreign currency revenues and expenses in Euros were approximately 1.39 and 1.36 Euros to the dollar for the years ended December 31, 2011 and 2010, respectively. Our net revenues for the year ended December 31, 2011 would have been approximately $14.6 million lower had the average exchange rate for the year ended December 31, 2011 remained the same as the rate in effect for the year ended December 31, 2010.

Net Revenues — By Operating Segment

        Our net revenues by operating segment are summarized as follows:

Segment	2011	% of Total Net Revenues	Change from 2010	% Change from 2010
	(in thousands, except percentage of net revenues)
Microcontroller	$1,113,579	62%	$221,278	25%
Nonvolatile Memory	255,683	14%	(21,496)	(8)%
RF and Automotive	202,013	11%	13,923	7%
ASIC	231,778	13%	(54,712)	(19)%

Net revenues	$1,803,053	100%	$158,993	10%

Segment	2010	% of Total Net Revenues	Change from 2009	% Change from 2009
Microcontroller	$892,301	54%	$434,504	95%
Nonvolatile Memory	277,179	17%	(13,757)	(5)%
RF and Automotive	188,090	12%	40,219	27%
ASIC	286,490	17%	(34,251)	(11)%

Net revenues	$1,644,060	100%	$426,715	35%

Segment	2009	% of Total Net Revenues
Microcontroller	$457,797	38%
Nonvolatile Memory	290,936	24%
RF and Automotive	147,871	12%
ASIC	320,741	26%

Net revenues	$1,217,345	100%

Microcontroller

        Microcontroller segment net revenues increased 25% to $1.1 billion for the year ended December 31, 2011 from $892.3 million for the year ended December 31, 2010. Revenues increased primarily due to increased sales of our 8-bit and 32-bit microcontrollers, including our maXTouch microcontrollers. Microcontroller net revenues represented 62%, 54% and 38% of total net revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

        For the year ended December 31, 2010, Microcontroller segment net revenues increased 95% to $892.3 million from $457.8 million for the year ended December 31, 2009. The increase in net revenues from 2009 to 2010 was primarily related to increased demand from customers in Asia as we experienced increased volume shipments from the introduction of our maXTouch product line as well as increased demand for both AVR and ARM-based 8-bit and 32-bit microcontrollers.

 Nonvolatile Memory

        Nonvolatile Memory segment net revenues decreased 8% to $255.7 million for the year ended December 31, 2011 from $277.2 million for the year ended December 31, 2010. The decline in our memory business was primarily the result of slowing market demand and a weaker overall pricing environment. Serial EE products and BIOS Flash products decreased 16% and 56%, respectively, from 2010 levels, as a result of lower shipments during 2011.

        Nonvolatile Memory segment net revenues decreased 5% to $277.2 million for the year ended December 31, 2010 from $290.9 million for the year ended December 31, 2009. This decrease was primarily related to lower shipments of Serial EE products, which declined 17% from 2009 levels. While demand for memory products remained strong during 2010, shipments of memory products (primarily Serial EE family products) were unfavorably affected by limited production capacity resulting from wafer allocation to our microcontroller customers to satisfy the significant increase in demand in that segment.

RF and Automotive

        RF and Automotive segment net revenues increased 7% to $202.0 million for the year ended December 31, 2011 from $188.1 million for the year ended December 31, 2010. This increase was primarily related to improved demand in automotive markets during 2011. Our identification and high voltage products increased 41% and 20%, respectively, for the year ended December 31, 2011 over the prior year, driven by higher shipments for vehicle networking products (LIN/IVN applications). In addition, revenues increased 11% for foundry products sourced from our Colorado Springs fabrication facility for the year ended December 31, 2011.

        RF and Automotive segment net revenues increased 27% to $188.1 million for the year ended December 31, 2010 from $147.9 million for the year ended December 31, 2009. This increase was primarily related to improved demand in automotive markets during 2010. Our high voltage products increased 48% for the year ended December 31, 2010 over the prior year, driven by higher shipments for vehicle networking products (LIN/IVN applications). In addition, revenues increased 45% for foundry products sourced from our Colorado Springs fabrication facility, offset by a reduction of 68% in sales of our DVD products as we exited this low margin business in 2010. Supply of RF and Automotive products was not adversely affected by the wafer capacity allocation issues that affected other non-Microcontroller segments in 2010.

ASIC

        ASIC segment net revenues decreased 19% to $231.8 million for the year ended December 31, 2011 from $286.5 million for the year ended December 31, 2010. The decrease in revenues for the ASIC segment primarily reflects $79.2 million of revenues through the first nine months of 2010 related to our former SMS business. ASIC segment net revenues were also unfavorably affected by limited production capacity, resulting from wafer allocation to our microcontroller customers. Our military and aerospace business revenues, which are approximately 37% of overall ASIC revenue, increased approximately 51% during 2011 compared to 2010 as a result of increased test capacity and fulfillment of past due backlog.

        ASIC segment net revenues decreased 11% to $286.5 million for the year ended December 31, 2010 from $320.7 million for the year ended December 31, 2009. The decrease in revenues for the ASIC segment primarily reflects the impact of the sale of the SMS business, as our 2010 and 2009 results included approximately $79.2 million and $112.4 million, respectively, of revenues from the SMS business. ASIC segment net revenues were also unfavorably affected by limited production capacity, resulting from wafer allocation to our microcontroller customers in an effort to satisfy significantly increased demand in 2010 within that segment. Our military and aerospace business revenues, which are also included within this segment, decreased approximately 36% compared to 2009.

 Net Revenues by Geographic Area

        Our net revenues by geographic area for the year ended December 31, 2011, compared to the years ended December 31, 2010 and 2009, are summarized as follows. Revenues are attributed to countries based on the location to which we ship. See Note 14 of Notes to Consolidated Financial Statements for further discussion.

Region	2011	Change from 2010	% Change from 2010	2010	Change from 2009	% Change from 2009	2009
	(in thousands, except percentages)
Asia	$1,062,584	$153,884	17%	$908,700	$301,399	50%	$607,301
Europe	462,566	22,880	5%	439,686	58,708	15%	380,978
United States	249,887	(10,204)	(4)%	260,091	50,597	24%	209,494
Other*	28,016	(7,567)	(21)%	35,583	16,011	82%	19,572

Total net revenues	$1,803,053	$158,993	10%	$1,644,060	$426,715	35%	$1,217,345

*
Primarily includes South Africa, and Central and South America

        Net revenues outside the United States accounted for 86%, 84% and 83% of our net revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

        Our net revenues in Asia increased $153.9 million, or 17%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in this region for 2011, compared to 2010 was primarily due to higher shipments of our microcontroller products as a result of improved demand in customer end markets for smartphone and other consumer-based products. Our net revenues in Asia increased $301.4 million, or 50%, for 2010, compared to 2009, primarily due to higher shipments of our microcontroller products. Net revenues for the Asia region were 59% of total net revenues for 2011 compared to 55% of total net revenues for 2010 and 50% of total net revenues for 2009.

        During 2010, we negotiated new sales terms with our independent distributors in Asia, excluding Japan. Under the new terms, we invoice these distributors at full list price upon shipment and issue a rebate, or "credit," once product has been sold to the end customer and the distributor has met certain reporting requirements. Our previous sales arrangement with Asia distributors was to invoice at a price net of any rebates. We introduced this new methodology and achieved improved gross margins on shipments to those distributors by more closely monitoring end-customer pricing, design registration for microcontroller products, and the pricing for our products across all regions.

        Our net revenues in Europe increased $22.9 million, or 5%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in this region for 2011 compared to 2010 was primarily a result of the improved automotive and industrial markets, partially offset by the decrease in smart card products included within the SMS business we sold in 2010. Our net revenues in Europe increased $58.7 million, or 15%, in 2010, compared to 2009 due to improved automotive and industrial markets. Net revenues for the Europe region were 26% of total net revenues for 2011 compared to 27% of total net revenues for 2010 and 31% of total net revenues for 2009.

        Our net revenues in the United States decreased by $10.2 million, or 4%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease in this region for 2011 compared to 2010 resulted primarily from lower demand for smart metering and consumer-based products. Our net revenues in the United States increased by $50.6 million, or 24%, for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily from higher demand for smart metering and consumer-based products. Net revenues for the United States region were 14% of total net revenues for 2011, compared to 16% of total net revenues for 2010 and 17% of total net revenues for 2009.

        We expect that Asian net revenues will continue to grow more rapidly than other regions in the future driven by the growth of the electronics industry within Asia and the continued outsourcing of production by large North American and European OEMs.

Revenues and Costs — Impact from Changes to Foreign Exchange Rates

        Changes in foreign exchange rates have historically had a significant effect on our net revenues and operating costs. Net revenues denominated in foreign currencies were 21%, 22% and 24% of our total net revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Costs denominated in foreign currencies were 19%, 33% and 39% of our total costs for the years ended December 31, 2011, 2010 and 2009, respectively.

        Net revenues denominated in Euros were 21%, 22% and 23% for the years ended December 31, 2011, 2010 and 2009, respectively. Costs denominated in Euros were 13%, 29% and 35% of our total costs for the years ended December 31, 2011, 2010 and 2009, respectively.

        Average annual exchange rates utilized to translate foreign currency revenues and expenses in Euros were approximately 1.39, 1.36 and 1.39 Euros to the dollar for the years ended December 31, 2011, 2010 and 2009, respectively.

        For the year ended December 31, 2011, changes in foreign exchange rates had a favorable overall effect on our operating results. Our net revenues for the year ended December 31, 2011 would have been approximately $14.6 million lower had the average exchange rate in the current year remained the same as the average rate in effect for the year ended December 31, 2010. In addition, in 2011, our operating expenses would have been approximately $10.3 million lower (relating to cost of revenues of $0.9 million, research and development expenses of $6.3 million and sales, general and administrative expenses of $3.1 million). The net effect, had average foreign currency rates remained the same during 2011 as in 2010, would have been that income from operations would have decreased approximately $4.2 million in 2011.

        For the year ended December 31, 2010, changes in foreign exchange rates had an unfavorable overall effect on our operating results. Our net revenues for the year ended December 31, 2010 would have been approximately $17.3 million higher had the average exchange rate in the current year remained the same as the average rate in effect for the year ended December 31, 2009. In addition, in 2010, our operating expenses would have been approximately $5.4 million higher (relating to cost of revenues of $0.1 million, research and development expenses of $4.1 million and sales, general and administrative expenses of $1.2 million). The net effect, had average foreign currency rates remained the same during 2010 as in 2009, would have been that income from operations would have increased by approximately $12.0 million in 2010.

Cost of Revenues and Gross Margin

        Gross margin rose to 50.4% for the year ended December 31, 2011, compared to 44.3% for the year ended December 31, 2010. Gross margin in 2011 was positively affected by higher shipment levels, a more favorable mix of higher margin microcontroller products and continued cost reduction activities. Over the past several years, we transitioned our business to a "fab-lite" manufacturing model, lowering our fixed costs and capital investment requirements by selling manufacturing operations, and transitioning to foundry partners. We currently own and operate one wafer fabrication facility in Colorado Springs, Colorado.

        Gross margin rose to 44.3% for the year ended December 31, 2010, compared to 33.9% for the year ended December 31, 2009. Gross margin for 2010 was positively affected by higher shipment levels of microcontrollers, improved factory loading, and a more favorable mix of higher margin microcontroller products included in our net revenues. During 2010, we increased wafer purchases from external foundries at lower costs compared to historical costs, which also contributed to improved gross margins.

        With the decline in revenue we experienced in the second half of 2011, we also experienced an increase in inventory to $377.4 million at December 31, 2011 from $276.7 million at December 31, 2010, as we continued to build for expected demand. While we expect inventory levels to decline throughout 2012, in line with a possible recovery in the semiconductor industry, our inventory levels, and related reserves, may require adjustment during 2012 to reflect revised demand forecasts or product lifecycles. Inventory adjustments, if undertaken, may affect our results of operations, including gross margin, in a positive or negative manner, depending on the nature of any adjustments. If the demand for certain semiconductor products declines or does not materialize as we expect, we could be required to record additional write-downs, and our gross margin would be adversely affected.

        In connection with the sale of our Rousset, France manufacturing operations to LFoundry GmbH ("LFoundry") in 2010, we entered into ancillary agreements with LFoundry, including a manufacturing services agreement ("MSA") under which we agreed to purchase wafers from LFoundry's affiliate, LFoundry Rousset SAS ("LFoundry Rousset"), for four years following the closing on a "take-or-pay" basis. As future wafer purchases under the supply agreement were negotiated at pricing above our estimate of their fair value at the time we purchase the wafers from LFoundry Rousset, we recorded a charge in 2010 to recognize the present value of the estimated impact of this unfavorable commitment over the term of the MSA. Despite this charge, the sale of our Rousset manufacturing operations resulted in lower fixed costs, less capital investment risk, and lower foreign exchange rate exposure over the long-term. Our analysis indicated that the difference between the contract prices and market prices over the term of the agreement totaled $103.7 million, and when present value is considered, the fair value of the "take-or-pay" agreement resulted in a charge of $92.4 million, recorded in the second quarter of 2010. The gross value of the MSA charge is being recognized as a credit to cost of revenues over the term of the MSA as the wafers are purchased and the present value discount of $11.2 million is being recognized as interest expense over the same term. For 2011 and 2010, we recorded a credit to cost of revenues of $31.9 million and $14.9 million, respectively, and interest expense of $4.5 million and $2.9 million, respectively, in connection with the MSA. In 2010, we recorded a loss on the sale of our Rousset manufacturing operations of $94.1 million, inclusive of the $92.4 million charge described above.

        For the year ended December 31, 2011, we manufactured approximately 50% of our products in our own wafer fabrication facilities compared to 68% in 2010, with the decline resulting primarily from the sale of our Rousset, France manufacturing operations.

        Our cost of revenues includes the costs of wafer fabrication, assembly and test operations, changes in inventory reserves, royalty expense, freight costs and stock compensation expense. Our gross margin as a percentage of net revenues fluctuates depending on product mix, manufacturing yields, utilization of manufacturing capacity, and average selling prices, among other factors.

Research and Development

        Research and development ("R&D") expenses increased 8%, or $17.8 million, to $255.7 million for the year ended December 31, 2011 from $237.8 million for the year ended December 31, 2010. R&D expenses increased for the year ended December 31, 2011, primarily due to increased employee related expenses of $13.2 million related to increases in product development staffing, increased stock-based compensation expense of $3.6 million and decreased grant income of $3.3 million offset by decreased mask costs and spending on new product development expense of $5.1 million. R&D expenses, including the items described above, for the year ended December 31, 2011, were favorably affected by approximately $6.3 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses for the year ended December 31, 2010. As a percentage of net revenues, R&D expenses totaled 14% for each of the years ended December 31, 2011 and 2010.

        R&D expenses increased 11%, or $24.2 million, to $237.8 million for the year ended December 31, 2010 from $213.6 million for the year ended December 31, 2009. R&D expenses increased for the year ended December 31, 2010, primarily due to increased salaries of $7.0 million related to increases in product development staffing, increased stock-based compensation expense of $7.2 million, increased mask costs and spending on new product development expense of $7.9 million, and higher travel expenses of $1.3 million. R&D expenses, including the items described above, for the year ended December 31, 2010, were favorably affected by approximately $4.2 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses for the year ended December 31, 2009. As a percentage of net revenues, R&D expenses totaled 14% and 17% for the years ended December 31, 2010 and 2009, respectively.

        We receive R&D grants from various European research organizations, the benefit of which is recognized as an offset to related research and development costs. We recognized benefits of $3.2 million, $7.9 million and $11.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Selling, General and Administrative

        Selling, general and administrative ("SG&A") expenses increased 6%, or $16.1 million, to $280.4 million for the year ended December 31, 2011 from $264.3 million for the year ended December 31, 2010. SG&A expenses increased in 2011, primarily due to increased employee-related costs of $19.6 million as a result of increased employee benefits and increased stock-based compensation expense of $4.3 million, offset by a decrease in outside services of $4.8 million and reduced tax and audit fees of $1.3 million. SG&A expenses, including the items described above, were favorably affected by approximately $3.1 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred for the year ended December 31, 2010. As a percentage of net revenues, SG&A expenses totaled 16% of net revenues for each of the years ended December 31, 2011 and 2010.

        SG&A expenses increased 19%, or $43.0 million, to $264.3 million for the year ended December 31, 2010 from $221.3 million for the year ended December 31, 2009. SG&A expenses increased in 2010, primarily due to increased employee-related costs of $14.4 million, increased performance-related stock-based compensation expense of $19.9 million, $3.0 million of increased commissions for our sales representatives and costs of additional outside services of $7.6 million. SG&A expenses, including the items described above, were favorably affected by approximately $1.1 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred for the year ended December 31, 2009. As a percentage of net revenues, SG&A expenses totaled 16% and 18% of net revenues for the years ended December 31, 2010 and 2009, respectively.

Stock-Based Compensation

        We primarily issue restricted stock units to our employees as equity compensation. Employees may also participate in an Employee Stock Purchase Program that offers the ability to purchase stock through payroll withholdings at a discount to market price.

        Stock-based compensation cost for stock options is based on the fair value of the award at the measurement date (grant date). The compensation amount for those options is calculated using a Black-Scholes option valuation model. For restricted stock unit awards, the compensation amount is determined based upon the market price of our common stock on the grant date. Stock-based compensation for restricted stock units, other than performance-based units described below, is recognized as an expense over the applicable vesting term for each employee receiving restricted stock units.

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

        The following table summarizes the distribution of stock-based compensation expense by function for the years ended December 31, 2011, 2010 and 2009:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
		(in thousands)
Cost of revenues	$7,840	$8,159	$4,831
Research and development	22,916	19,324	12,088
Selling, general and administrative	37,369	33,027	13,139

Total stock-based compensation expense, before income taxes	68,125	60,510	30,058
Tax benefit	(10,453)	(7,548)	—

Total stock-based compensation expense, net of income taxes	$57,672	$52,962	$30,058

        The table above excludes stock-based compensation expense (credit) of $(3.1) million and $7.6 million for the years ended December 31, 2010 and 2009, respectively, for former Quantum executives related to our acquisition of Quantum, which are classified within acquisition-related charges in our consolidated statements of operations.

        In the quarter ended June 30, 2011, 8.5 million performance-based restricted stock units issued under our 2008 Incentive Plan (the "2008 Plan") vested upon board of director approval on May 23, 2011 as a result of us achieving all of the performance criteria as of March 31, 2011. A total of 5.1 million shares were issued to participants, net of withholding taxes of 3.3 million shares, which represented all remaining shares available under the 2008 Plan. These vested performance-based restricted stock units had a weighted average value of $14 per share on the vesting date. We recorded total stock-based compensation expense related to the performance-based restricted stock units granted of $6.5 million, $24.8 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        In May 2011, we adopted the 2011 Long-Term Performance-Based Incentive Plan (the "2011 Plan"), which provides for the grant of restricted stock units to eligible employees; vesting of these restricted stock units is subject to the satisfaction of specified performance metrics, such as revenue growth and operating margin, over the designated performance periods. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013, consisting of three one-year performance periods (calendar years 2011, 2012 and 2013) and a three-year cumulative performance period. We issued a total of 3.4 million performance-based restricted stock units under the 2011 Plan and recorded stock-based compensation expense related to these performance-based restricted stock units of $7.5 million for the year ended December 31, 2011.

        Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Segment Operating Income (Loss)

Segment	2011	% of Total Segment Income (Loss)	Change from 2010
	(in thousands, except percentage of net revenues)
Microcontroller	$235,478	63%	$76,590
Nonvolatile Memory	55,721	15%	15,882
RF and Automotive	16,962	5%	2,621
ASIC	64,009	17%	51,001

	$372,170	100%	$146,094

Segment	2010	% of Total Segment Income (Loss)	Change from 2009
Microcontroller	$158,888	70%	$160,629
Nonvolatile Memory	39,839	18%	29,584
RF and Automotive	14,341	6%	22,743
ASIC	13,008	6%	35,046

	$226,076	100%	$248,002

Segment	2009	% of Total Segment Income (Loss)
Microcontroller	$(1,741)	8%
Nonvolatile Memory	10,255	(47)%
RF and Automotive	(8,402)	38%
ASIC	(22,038)	101%

	$(21,926)	100%

Microcontroller

        For the year ended December 31, 2011, Microcontroller segment operating income was $235.5 million, compared to operating income of $158.9 million for the year ended December 31, 2010, resulting primarily from significantly higher shipment levels, lower manufacturing costs on a per unit basis due to higher manufacturing volumes, and a more favorable mix of higher margin products included in net revenues within this segment. For the year ended December 31, 2010, Microcontroller segment operating income was $158.9 million, compared to an operating loss of $(1.7) million for 2009, resulting principally from significantly higher shipment levels, improved factory loading, and a more favorable mix of higher margin products included in net revenues within this segment.

Nonvolatile Memory

        For the year ended December 31, 2011, Nonvolatile Memory segment operating income was $55.7 million, compared to operating income of $39.8 million for the year ended December 31, 2010. Despite reduced revenues, operating results in this segment improved significantly compared to the prior year as a result of improved product mix and lower production costs related to improved factory loading. For the year ended December 31, 2010, Nonvolatile Memory segment operating income increased to

$39.8 million, compared to operating income of $10.3 million for 2009. Despite reduced revenues, operating results in this segment improved significantly in 2010 as a result of improved pricing conditions and lower production costs related to improved factory loading.

RF and Automotive

        For the year ended December 31, 2011, RF and Automotive segment operating income was $17.0 million, compared to operating income of $14.3 million for the year ended December 31, 2010, resulting primarily from increased shipments and lower manufacturing costs on a per unit basis due to higher manufacturing volumes. For the year ended December 31, 2010, our RF and Automotive segment operating income was $14.3 million, compared to operating loss of $(8.4) million for 2009, resulting primarily from increased shipments.

ASIC

        For the year ended December 31, 2011, ASIC segment operating income was $64.0 million, compared to an operating income of $13.0 million for the year ended December 31, 2010, as a result of the sale of the SMS business in 2010, more favorable product mix and lower production costs associated with improved factory loading. For the year ended December 31, 2010, our ASIC operating income was $13.0 million, compared to operating loss of $(22.0) million for 2009, resulting primarily from increased shipments.

Acquisition-Related Charges

        We recorded total acquisition-related charges of $5.4 million, $1.6 million and $16.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, related to our acquisitions of Advanced Digital Design ("ADD") in October 2011 and Quantum Research Group Ltd. ("QRG") in 2008, which comprise the following components:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(in thousands)
QRG amortization of intangible assets	$4,192	$4,466	$4,917
QRG compensation-related expense — cash	—	199	3,871
QRG compensation-related (credit) expense — stock	(103)	(3,065)	7,561
ADD amortization of intangible assets	375	—	—
ADD compensation-related expense — cash	944	—	—

	$5,408	$1,600	$16,349

        We recorded amortization of intangible assets of $4.6 million, $4.5 million and $4.9 million in each of the years ended December 31, 2011, 2010 and 2009, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. We estimate charges related to amortization of intangible assets will be approximately $5.5 million for 2012.

        In the quarter ended March 31, 2010, we recorded a credit of $4.5 million related to the reversal of the expenses previously recorded for shares that were expected to be issued in March 2011 to a former executive of Quantum, contingent on continuous employment with us. We recorded the credit after these shares were forfeited as a result of a change in employment status.

  (Gain) Loss on Sale of Assets

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(in thousands)
San Jose Corporate Headquarters	$(33,428)	$—	$—
Secure Microcontroller Solutions	—	5,715	—
Rousset, France	—	94,052	—
Heilbronn, Germany	—	—	(164)
Dream, France	(1,882)	—	—

Total (gain) loss on sale of assets	$(35,310)	$99,767	$(164)

Sale and Leaseback of San Jose Corporate Headquarters

        On August 30, 2011, we completed the sale of our San Jose corporate headquarters and adjacent parcels of land to Ellis Partners LLC for an aggregate purchase price of $48.5 million. Concurrent with the sale, we are leasing back our corporate headquarters facility for a term of seven months at a rate of $0.2 million per month with two three-month renewal options. The net book value of the properties sold was approximately $12.3 million on the closing date. The sale qualified for minor sale leaseback accounting; therefore, the gain of $33.4 million was recorded in the year ended December 31, 2011, which is summarized below:

(in thousands)
Sales price	$(48,500)
Net book value of assets transferred	12,262
Transaction related costs	2,810

Gain on sale of assets	$(33,428)

DREAM

        On February 15, 2011, we sold our DREAM business, including our French subsidiary, Digital Research in Electronics, Acoustics and Music SAS (DREAM), which sold custom designed ASIC chips for karaoke and other entertainment machines, for $2.3 million. We recorded a gain of $1.9 million, which is reflected in gain on sale of assets in the consolidated statements of operations.

  Secure Microcontroller Solutions

        On September 30, 2010, we completed the sale of our SMS business to INSIDE Secure ("INSIDE"). Under the terms of the sale agreement, we received cash consideration of $37.0 million, subject to a working capital adjustment. Cash proceeds of $5.0 million were deposited in escrow upon completion of the sale by INSIDE to secure the payment of potential post-sale losses. We also entered into other ancillary agreements as part of the sale. We recorded a loss on sale of $5.7 million, which is summarized in the following table:

(in thousands)
Sales consideration	$(37,000)
Net assets transferred, including working capital	32,420
Release of currency translation adjustment	2,412
Selling costs	3,882
Other related costs	4,001

Loss on sale of assets	$5,715

        In connection with the sale, we transferred net assets totaling $32.4 million to INSIDE.

        Our East Kilbride, UK facility was included in the assets transferred to INSIDE, resulting in the complete liquidation of our investment in this foreign entity. As a result, we recorded a charge of $2.4 million as a component of the loss on sale related to the currency translation adjustment balance ("CTA balance") that was previously recorded within stockholders' equity.

        As part of the SMS sale, we incurred direct and incremental selling costs of $3.9 million, which represented broker commissions and legal fees. We also incurred a transfer fee of $1.3 million related to transferring a royalty agreement to INSIDE. These costs provided no benefit to us, and would not have been incurred if we were not selling the SMS business unit. Therefore, the direct and incremental costs associated with these services were recorded as part of the loss on sale. We also incurred other costs related to the sale of $2.7 million, which included performance-based bonuses of $0.5 million for certain employees (no executive officers were included), related to the completion of the sale.

        INSIDE entered into a three year supply agreement to purchase wafers from the manufacturing operations in Rousset, France that we sold to LFoundry in the second quarter of 2010. Wafers that INSIDE purchases from LFoundry's affiliate, LFoundry Rousset, will reduce future commitments under our MSA with LFoundry Rousset.

        We also agreed to provide INSIDE a royalty-based, non-exclusive license to certain SMS business-related intellectual property that we retained in order to support the current SMS business and future product development.

  Rousset, France

        On June 23, 2010, we closed the sale of our manufacturing operations in Rousset, France to LFoundry. Under the terms of the agreement, we transferred manufacturing assets and related liabilities valued at $61.6 million to LFoundry in return for nominal cash consideration. In connection with the sale, we entered into certain other ancillary agreements, including the MSA under which we agreed to purchase wafers from LFoundry's affiliate, LFoundry Rousset, for four years following the closing on a

"take-or-pay" basis. Upon closing of this transaction, we recorded a loss on sale of $94.1 million in 2010, which is summarized in the following table:

(in thousands)
Net assets transferred	$61,646
Fair value of Manufacturing Services Agreement	92,417
Currency translation adjustment	(97,367)
Severance cost liability	27,840
Transition services	4,746
Selling costs	3,173
Other related costs	1,597

Loss on Sale of Assets	$94,052

        Our "take-or-pay" obligations under the MSA are limited to specified monthly periods based on rolling forecasts we provide to LFoundry Rousset. We purchased all the wafers available to us under the MSA in each of 2010 and 2011.

        As future wafer purchases under the MSA were negotiated at pricing above their fair value, we recorded a liability in conjunction with the sale, representing the present value of the unfavorable purchase commitment. To determine the liability, we obtained current market prices for wafers from unaffiliated, well-known third party foundries, taking into consideration minimum volume requirements as specified in the contract, process technology, industry pricing trends and other factors. We determined that the difference between the contract prices and market prices over the term of the agreement totaled $103.7 million. The present value of this liability totaled $92.4 million (discount rate of 7%) and is included in the loss on sale of assets in the consolidated statement of operations. The gross value of the MSA is recognized as a credit to cost of revenues over the term of the MSA as the wafers are purchased and the present value discount of $11.2 million is recognized as interest expense over the same term. We recorded a credit to cost of revenues of $31.9 million and $14.9 million relating to the MSA in the years ended December 31, 2011 and 2010, respectively, and $4.5 million and $2.9 million in interest expense relating to the MSA in the years ended December 31, 2011 and 2010, respectively.

        The sale of our Rousset manufacturing operations resulted in the substantial liquidation of our investment in our European manufacturing facilities, and accordingly, we recorded a gain of $97.4 million related to CTA balance that was previously recorded within stockholders' equity, as we concluded, based on the relevant accounting guidance, that we should similarly release all remaining related currency translation adjustments.

        As part of the sale, we agreed to reimburse LFoundry for severance costs expected to be incurred subsequent to the sale. We entered into an escrow agreement in which we agreed to remit funds to LFoundry for the required benefits and payments to those employees who are determined to be part of an approved departure plan. We paid $27.8 million for severance amounts payable under the arrangement in the fourth quarter of 2010.

        As part of the sale of the manufacturing operations, we incurred $4.7 million in software/hardware and consulting costs to set up a separate, independent IT infrastructure for LFoundry. These costs were incurred based on negotiation with LFoundry, provided no benefit to us, and would not have been incurred if we were not selling the manufacturing operations. Therefore, the direct and incremental costs associated with these services were recorded as part of the loss on sale. We also incurred other costs related to the sale of $1.6 million, which included performance-based bonuses of $0.5 million for certain employees (no executive officers were included), related to the completion of the sale of the Rousset manufacturing operations to LFoundry.

        We also incurred direct and incremental selling costs of $3.2 million, which represented broker commissions and legal fees associated with the sale of our Rousset manufacturing operations to LFoundry.

Asset Impairment Charges

        We assess the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that we may not be able to recover the asset's carrying amount. We measure the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed, including assets not available for immediate sale in their present condition. We report assets and liabilities to be disposed of by sale as held for sale and recognize those assets and liabilities on the consolidated balance sheet at the lower of carrying amount or fair value, less cost to sell. Assets classified as held for sale are not depreciated.

        Property and equipment previously included in the disposal group and reclassified to held and used in December 2009 totaled $110.4 million. In connection with this reclassification, we assessed the fair value of the property and the equipment to be retained and concluded that the fair value of the property was lower than its carrying value less depreciation expense that would have been recognized had the asset (disposal group) been continuously classified as held and used. As a result we recorded an impairment charge of $79.8 million in the fourth quarter of 2009. No impairment charge was recorded for the equipment that was reclassified to held and used but the depreciation expense that would have been recognized had the disposal group been continuously classified as held and used, which totaled $4.7 million, was included in operating results in fourth quarter of 2009. For the year ended December 31, 2010, following further negotiation with LFoundry, we determined that certain assets should instead remain with us. As a result, we reclassified property and equipment to held and used in the quarter ended June 30, 2010. In connection with this reclassification, we assessed the fair value of these assets to be retained and concluded that the fair value of the assets was lower than their carrying value less depreciation expense that would have been recognized had the assets been continuously classified as held and used. As a result, we recorded additional asset impairment charges of $11.9 million in the second quarter of 2010.

Restructuring Charges

        The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the years ended December 31, 2011, 2010 and 2009:

	January 1, 2011 Accrual	Charges/ (Credits)	Payments	Currency Translation Adjustment	Foreign Exchange Gain	December 31, 2011 Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$(1,592)	$—	$—	$—	$—
Second quarter of 2008
Employee termination costs	3	(3)	—	—	—	—
Third quarter of 2008
Employee termination costs	460	—	—	15	(174)	301
First quarter of 2009
Employee termination costs	—	—	—	—	—	—
Other restructuring charges	136	—	(136)	—	—	—
Second quarter of 2010					—
Employee termination costs	1,286	21,659	(21,461)	1,165	(803)	1,846

Total 2011 activity	$3,477	$20,064	$(21,597)	$1,180	$(977)	$2,147

	January 1, 2010 Accrual	Charges	Payments	Currency Translation Adjustment	December 31, 2010 Accrual
	(In thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Second quarter of 2008
Employee termination costs	4	—	—	(1)	3
Third quarter of 2008
Employee termination costs	557	—	(44)	(53)	460
First quarter of 2009
Employee termination costs	—	986	(954)	(32)	—
Other restructuring charges	318	—	(182)	—	136
Second quarter of 2010
Employee termination costs	—	4,267	(2,965)	(16)	1,286

Total 2010 activity	$2,471	$5,253	$(4,145)	$(102)	$3,477

	January 1, 2009 Accrual	Charges	Payments	Currency Translation Adjustment	December 31, 2009 Accrual
	(In thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2007
Other restructuring charges	218	470	(698)	10	—
Second quarter of 2008
Employee termination costs	235	46	(273)	(4)	4
Third quarter of 2008
Employee termination costs	17,575	87	(16,220)	(885)	557
Fouth quarter of 2008
Employee termination costs	3,438	626	(4,060)	(4)	—
First quarter of 2009
Employee termination costs	—	2,207	(2,393)	186	—
Other restructuring charges	—	389	(71)	—	318
Second quarter of 2009
Employee termination costs	—	2,856	(2,856)	—	—

Total 2009 activity	$23,058	$6,681	$(26,571)	$(697)	$2,471

  2011 Restructuring Charges

        For the year ended December 31, 2011, we implemented cost reduction actions, primarily targeting reduction of labor costs. We incurred restructuring charges of $21.7 million for the year ended December 31, 2011 related to severance costs resulting from involuntary termination of employees at our Rousset, France subsidiary. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities. We also recorded a restructuring credit of $1.6 million for the year ended December 31, 2011 related to resolution of a litigation matter. We paid $21.5 million related to employee termination costs for the year ended December 31, 2011.

  2010 Restructuring Charges

        For the year ended December 31, 2010, we incurred restructuring charges of $5.3 million related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities. We paid $4.0 million related to employee termination costs for the year ended December 31, 2010.

  2009 Restructuring Charges

        For the year ended December 31, 2009, we incurred restructuring charges of $5.8 million related to severance costs resulting from involuntary termination of employees and charges of $0.9 million related to facility closure costs. We paid $25.8 million related to employee termination costs for the year ended December 31, 2009.

Interest and Other (Expense) Income, Net

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(In thousands)
Interest and other income	$177	$3,154	$1,845
Interest expense	(7,028)	(7,535)	(6,600)
Foreign exchange transaction gains (losses)	6,033	13,199	(6,651)

Total	$(818)	$8,818	$(11,406)

        Interest and other (expense) income, net, resulted in an expense of $0.8 million for the year ended December 31, 2011, primarily as a result of lower investment balances than in prior years and reduced foreign exchange transaction gains. The decrease in foreign exchange transaction gains for the year ended December 31, 2011 was primarily due to changes to our foreign exchange exposures from intercompany balances between our subsidiaries compared to the year ended December 31, 2010. We continue to have balance sheet exposures in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future.

        Included in interest expense for the years ended December 31, 2011 and 2010 was approximately $4.5 million and $2.9 million, respectively, of interest expense related to our manufacturing services agreement with LFoundry Rousset.

Provision for (Benefit from) Income Taxes

        We recorded a provision for (benefit from) income taxes of $66.2 million, $(306.7) million and $(26.5) million in the years ended December 31, 2011, 2010 and 2009, respectively. The significant components of the tax expenses for the year ended December 31, 2011 were from operations in jurisdictions with operating profits. Our effective tax rate for the year ended December 31, 2011 is lower than the statutory federal income tax rate of 35%. For 2011, our tax provision was lower than it otherwise would have been due to revenue recognized in lower tax rate jurisdictions as a result of a global tax restructuring implemented on January 1, 2011.

        For the year ended December 31, 2010, the significant components of the tax benefit were the favorable settlement of the IRS tax audit, the release of valuation allowances attributable to deferred tax assets, and the recognition of certain U.S. foreign tax credits and foreign R&D credits. For the year ended December 31, 2009, the significant components of the tax benefit were benefits of $39.9 million due to the recognition of refundable foreign R&D credits that related to prior years. The refundability of these credits does not depend on the existence of taxable income or a tax liability and the credits were not previously recognized due to uncertainty over the realization of these credits. The credits were realized during these years as the income tax audits were completed or the statutes of limitations for the credits expired.

        Similar to our position during the fourth quarter of 2010, we concluded that it was more likely than not that we would be able to realize the benefit of a significant portion of our deferred tax assets in the future, except certain assets related to state net operating losses and state tax credits, including R&D credit carryforwards. As a result, we continue to provide a full valuation allowance on the deferred tax assets relating to those items for year ended December 31, 2011.

        The tax attribute carryforwards as of December 31, 2011 consist of the following (in thousands):

Tax Attribute	December 31, 2011	Nature of Expiration
Foreign net operating loss carry forwards	$129,095	beginning 2012
State net operating loss carry forwards	549,694	2012-2031
Federal R&D credits, net of those related to stock option deductions	4,971	beginning 2020
Federal R&D credits related to stock option deductions	28,249	beginning 2020
State R&D credits	11,837	indefinite
Foreign tax credits	50,882	beginning 2020
State investment tax credits	11,644	beginning 2012
Foreign R&D credits	21,274	refundable

        We believe we may not be able to utilize the net operating loss carry forwards in non-U.S. jurisdictions before they expire, starting in 2012.

        Included in the unrecognized tax benefits ("UTBs") at December 31, 2011, 2010 and 2009, are $25.2 million, $24.7 million and $69.7 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2011, 2010 and 2009, are $42.8 million, $38.9 million and $112.8 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.

        In the year ended December 31, 2011, the French tax authority completed its examination of tax years 2007 through 2009 for one of our French subsidiaries. The examination for these years resulted in a tax benefit of $2.2 million, related to the release of previously accrued tax reserves.

        Currently, we have tax audits in progress in various other foreign jurisdictions. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. While we believe that the resolution of these audits will not have a material adverse effect on our results of operations, the outcome is subject to uncertainty.

Liquidity and Capital Resources

        At December 31, 2011, we had $332.5 million of cash, cash equivalents and short-term investments, compared to $521.0 million at December 31, 2010. Our current asset to liability ratio, calculated as total current assets divided by total current liabilities, was 3.14 at December 31, 2011, compared to 2.59 at December 31, 2010. Working capital, calculated as total current assets less total current liabilities, increased to $708.6 million at December 31, 2011, compared to $708.4 million at December 31, 2010. Cash provided by operating activities was $221.1 million and $299.5 million for the years ended December 31, 2011 and 2010, respectively, and capital expenditures totaled $84.6 million and $99.8 million for the years ended December 31, 2011 and 2010, respectively.

        As of December 31, 2011, of the $332.5 million aggregate cash and cash equivalents held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $262.8 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds could give rise to tax exposure. However, we believe that, with certain exceptions, earnings that have been permanently reinvested prior to December 31, 2010 continue to be permanently reinvested. Further, our current liquidity position and business plan do not demonstrate a need to repatriate foreign-held funds for our U.S. operations to the extent the remittance of such funds would give rise to tax exposure.

  Operating Activities

        Net cash provided by operating activities was $221.1 million for the year ended December 31, 2011, compared to $299.5 million for the year ended December 31, 2010. Net cash provided by operating activities for the year ended December 31, 2011 was determined primarily by adjusting net income of $315.0 million for certain non-cash charges for depreciation and amortization of $77.0 million, stock-based compensation charges of $68.1 million, and $36.3 million related to the non-cash portion of the gain on sale related to our sale of our San Jose, California headquarters. In addition, operating cash flows were reduced by inventory build during the year of $100.7 million as a result of higher build rates to support increased revenue, due to our transition to foundry suppliers with minimum delivery requirements and a decline in shipments in the second half of 2011.

        Net cash provided by operating activities was $299.5 million for the year ended December 31, 2010, compared to $121.8 million for the year ended December 31, 2009. Net cash provided by operating activities for the year ended December 31, 2010 increased primarily due to improved operating results and adjusting net income of $423.1 million to exclude the non-cash benefit relating to the release of tax accruals and reserves for certain deferred tax assets of $164.6 million, offset by adjustment for certain non-cash charges for depreciation and amortization of $66.5 million, stock-based compensation charges of $57.4 million, and $31.1 million related to the non-cash portion of loss on sale related to the sale of our Rousset, France manufacturing operations and our SMS business. In addition, operating cash flows were reduced by inventory build during the year of $60.1 million and a trade accounts receivable increase of $37.5 million.

        Accounts receivable decreased by 8% or $19.0 million to $212.9 million at December 31, 2011, from $231.9 million at December 31, 2010. The average days of accounts receivable outstanding increased to 51 days for the three months ended December 31, 2011 from 46 days for the three months ended December 31, 2010. The decrease in receivable balances is related to lower shipments during the year.

        Inventories increased during 2011, using $100.7 million of operating cash flows for the year ended December 31, 2011 to build inventory, compared to an increase in inventories resulting in $60.1 million of operating cash flows for the year ended December 31, 2010. Our days of inventory increased to 173 days for the three months ended December 31, 2011 from 109 days for the three months ended December 31, 2010. Inventory levels increased during the year as we continued to build for expected demand. Inventories consist of raw wafers, purchased foundry wafers, work-in-process and finished units. We expect inventory levels to decline throughout 2012 as builds are adjusted and as demand recovers during 2012.

        For the year ended December 31, 2010, we made cash payments of $3.8 million to former Quantum employees in connection with contingent employment arrangements resulting from the Quantum acquisition in 2008. No further payments were made to former employees of QRG in 2011 nor any further payments due in connection with that acquisition. We also received cash payments of $6.4 million related to litigation-related insurance settlements that were recorded as a reduction of operating expenses for the year ended December 31, 2010.

  Investing Activities

        Net cash used in investing activities was $43.2 million for the year ended December 31, 2011, compared to $75.7 million for the year ended December 31, 2010. For the year ended December 31, 2011, we paid $84.6 million for acquisitions of fixed assets, $4.0 million for intangible assets and $19.4 million, net of cash acquired, for the acquisition of ADD, offset in part by net proceeds of $47.3 million from the sale of our San Jose, California headquarters.

        Net cash used in investing activities was $75.7 million for the year ended December 31, 2010, compared to $43.6 million for the year ended December 31, 2009. For the year ended December 31, 2010, we paid $99.8 million for acquisitions of fixed assets and $5.5 million for intangible assets, offset in part by net proceeds of $19.0 million from the sale of our SMS business and net proceeds of $39.4 million from the sale of short-term investments.

        We anticipate expenditures for capital purchases in 2012 to be relatively consistent with 2011, depending on business levels, which will be used to maintain existing manufacturing operations and provide additional testing capacity.

  Financing Activities

        Net cash used in financing activities was $346.2 million and $158.5 million for the years ended December 31, 2011 and 2010, respectively. The cash used was primarily related to stock repurchases of $304.2 million in the year ended December 2011, compared to stock repurchases of $89.2 million in the year ended December 31, 2010 and tax payments related to shares withheld for vested restricted stock units of $73.3 million for the year ended December 31, 2011, compared to $11.1 million in 2010. Proceeds from the issuance of common stock in respect of stock options and our employee stock purchase plan totaled $28.7 million and $29.9 million for the years ended December 31, 2011 and 2010, respectively.

        Net cash used in financing activities was $158.5 million and $45.5 million for the years ended December 31, 2010 and 2009, respectively. We repaid all remaining principal balances on our bank line of credit of $80.0 million and capital leases of $11.1 million for the year ended December 31, 2010, compared to payments of $6.2 million for the year ended December 31, 2009. Proceeds from the issuance of common stock in respect of stock options and our employee stock purchase plan totaled $29.9 million and $9.7 million for the years ended December 31, 2010 and 2009, respectively. We utilized $89.2 million in cash to repurchase 11.7 million shares of our common stock in 2010, following the authorization by our Board of Directors in August 2010 to repurchase common stock.

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

        During the next twelve months, we expect our operations to continue to generate positive cash flow. However, a portion of cash balances may be used to make capital expenditures, repurchase common stock, or make acquisitions. Remaining debt obligations totaled $4.6 million at December 31, 2011. We made $84.6 million in cash payments for capital equipment in 2011, and we expect total cash payments for capital expenditures in 2012 to be relatively consistent with 2011, depending on business levels. We paid $21.6 million in restructuring payments, primarily for employee severance in 2011. During 2012 and in future years, our ability to make necessary capital investments or strategic acquisitions will depend on our ability to continue to generate sufficient cash flow from operations and on our ability to obtain adequate financing if necessary. We believe we have sufficient working capital to fund operations with $332.5 million in cash, cash equivalents and short-term investments as of December 31, 2011 together with expected future cash flows from operations. Cash flows from operations totaled $221.1 million for the year ended December 31, 2011.

        On March 15, 2006, we entered into a five-year asset-backed credit facility for up to $165.0 million (reduced to $125.0 million on November 6, 2009) with certain European lenders. Commitment fees and amortization of up-front fees paid related to the facility totaled $1.1 million and $1.2 million for the years ended December 31, 2010 and 2009, respectively, and are included in interest and other (expense) income, net, in the consolidated statements of operations. In November 2010, we repaid all the amounts outstanding under the facility and terminated the facility agreement in December 2010.

Contractual Obligations

        The following table describes our commitments to settle contractual obligations in cash as of December 31, 2011. See Note 11 of Notes to Consolidated Financial Statements for further discussion.

	Payments Due by Period
Contractual Obligations:	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Notes payable	$—	$—	$9,054	$—	$9,054
Capital leases	—	13	—	—	13

Total debt obligations	—	13	9,054	—	9,067

Capital purchase commitments	3,394	—	—	—	3,394
Long-term supply agreement obligation(a)	134,208	82,501	—	—	216,709
Estimated pension plan benefit payments (see Note 13)	484	1,061	1,784	9,052	12,381
Grants to be repaid	14,931	—	—	—	14,931
Restructuring(b)	2,147	—	—	—	2,147
Operating leases(c)	3,453	13,065	11,909	34,514	62,941
Other long-term obligations(d)	21,064	22,130	289	6,829	50,312

Total other commitments	179,681	118,757	13,982	50,395	362,815

Add: interest	426	169	—	—	595

Total	$180,107	$118,939	$23,036	$50,395	$372,477

(a)
This amount relates to the contractual obligation for the manufacturing services agreement that we entered into with LFoundry Rousset, the buyer of our manufacturing operations in Rousset, France in June 2010 (the original commitment upon closing was $448 million).

(b)
Contains all restructuring liabilities as of December 31, 2011.

(c)
Operating leases include the new San Jose headquarters of $52.6 million and other worldwide operating leases of $10.3 million.

(d)
Other long-term obligations consist of advances from customers of $24.7 million, of which $10.0 million is paid out annually, until paid in full (see Note 2 of Notes to Consolidated Financial Statements for further discussion). The remaining balance of $25.6 million relates to $10.7 million of obligations relating to software rights, $7.4 million of technology license payments and $7.5 million of various other long-term obligations.

        The contractual obligation table above excludes certain estimated tax liabilities of $30.8 million as of December 31, 2011 because we cannot make a reliable estimate of the timing of tax audit outcomes and related future tax payments. However, these estimated tax liabilities for uncertain tax positions are included in our consolidated balance sheet. See Notes 2 and 12 of Notes to Consolidated Financial Statements for further discussion.

Defined Benefit Pension Plans

        We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are provided in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The plans are non-funded, except as pension payments to beneficiaries become due. Pension liabilities and charges to expense are based upon various assumptions, updated quarterly, including discount rates, future salary increases, employee turnover, and mortality rates. Retirement Plans consist of two types of plans. Our first plan type covers our French employees and provides for termination benefits paid to employees only at retirement, and consists of approximately one to five months of salary. Our second plan type covers our German employees and provides for defined benefit payouts for the remaining employee's post-retirement life. Pension benefits payable under these plans totaled $29.8 million and $26.9 million at December 31, 2011 and 2010, respectively. Cash funding for benefits to be paid for in 2012 is expected to be approximately $0.5 million and an additional $11.9 million thereafter over the next 10 years.

Off-Balance Sheet Arrangements (Including Guarantees)

        In the ordinary course of business, we have investments in privately held companies, which we review annually to determine if they should be accounted for as variable interest entities. For the year ended December 31, 2011, we evaluated our investments in these privately held companies and concluded that we are not the primary beneficiary of any variable interest from investment entities. As a result, we account for these investments on a cost basis and do not consolidate the activity of these investee entities. Certain events can require a reassessment of our investments in privately held companies to determine if they meet the criteria for variable interest entities and to determine which stakeholders in such entities will be the primary beneficiary. In the event of a reassessment, we may be required to make additional disclosures or consolidate these entities in future periods.

        During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either our subsidiaries or us. As of December 31, 2011, the maximum potential amount of future payments that we could be required to make under these guarantee agreements was approximately $1.9 million. We have not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, we believe we will not be required to make any payments under these guarantee arrangements.

Recent Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08 Intangibles — Goodwill and Other (ASC Topic 350) — Testing Goodwill for Impairment. The amendments from this update will simplify how entities, both public and non-public, test for goodwill impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is likely that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in the accounting literature. However, if an entity concludes otherwise, then performing the two-step impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in the accounting literature. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption of the update to ASC Topic 350 is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. Our adoption of this guidance as of December 31, 2011 did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under U.S. GAAP and International Financial Reporting Standards ("IFRS"). With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This update eliminates that option. The amended guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. On October 21, 2011 the FASB decided to propose a deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements under U.S. GAAP and IFRS. Consequently, the amendments describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements as well as improving consistency in application across jurisdictions to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of Level 3 assets and for measuring the fair value of an instrument classified in a reporting entity's shareholders' equity. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.

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

        Contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents are used to verify delivery. We assess whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history. Sales terms do not include post-shipment obligations except for product warranty, as described in Note 1 of Notes to Consolidated Financial Statements.

        For sales to certain distributors (primarily based in the U.S. and Europe) with agreements allowing for price protection and product returns, we do not have the ability to estimate future claims at the point of shipment, and given that price is not fixed or determinable at that time, revenue is not recognized until the distributor sells the product to its end customer.

        For sales to independent distributors in Asia, excluding Japan, we invoice these distributors at full list price upon shipment and issue a rebate, or "credit," once product has been sold to the end customer and the distributor has met certain reporting requirements. After reviewing the pricing, rebate and quotation-related terms, we concluded that we could reliably estimate future claims, therefore, we recognize revenue at the point of shipment for our Asian distributors, assuming all of the other revenue recognition criteria are met, utilizing amounts invoiced, less estimated future claims.

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

        We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing specific customer creditworthiness, historical bad debts and current economic trends. At both December 31, 2011 and 2010, the allowance for doubtful accounts was approximately $11.8 million.

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

Valuation of Inventory

        Our inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Cost includes labor, including stock-based compensation costs, materials, depreciation and other overhead costs, as well as factors for estimated production yields and scrap. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes for future periods. We primarily utilize selling prices in our period ending backlog for measuring any potential declines in market value below cost. Any adjustment for market value provision is charged to cost of revenues at the point of market value decline.

        We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales levels by product and other factors, including, but not limited to, competitiveness of product offerings, market conditions and product lifecycles. Actual demand may be lower, or market conditions less favorable, than those projected by us. This difference could have a material adverse effect on our gross margin should inventory write-downs beyond those initially recorded become necessary. Alternatively, should actual demand and market conditions be more favorable than those estimated by us, gross margin could be favorably impacted.

        We provide for inventories on hand in excess of forecasted demand. In addition, we write off inventories that are considered obsolete. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles. Increases to the provision for excess and obsolete inventory are charged to cost of revenues. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-cost inventory is subsequently sold, it will result in lower costs and higher gross margin for those products.

Fixed Assets

        We review the carrying value of fixed assets for impairment when events and circumstances indicate that the carrying value of an asset or group of assets may not be recoverable from the estimated future cash flows expected to result from its use and/or disposition. Factors which could trigger an impairment review include the following: (i) significant negative industry or economic trends, (ii) exiting an activity in conjunction with a restructuring of operations, (iii) current, historical or projected losses that demonstrated continuing losses associated with an asset, (iv) significant decline in our market capitalization for an extended period of time relative to net book value, (v) recent changes in our manufacturing model, and (vi) management's assessment of future manufacturing capacity requirements. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future cash flows involves numerous assumptions, which require our judgment, including, but not limited to, future use of the assets for our operations versus sale or disposal of the assets, future-selling prices for our products and future production and sales volumes. In addition, we must use our judgment in determining the groups of assets for which impairment tests are separately performed.

        Our business requires heavy investment in manufacturing facilities that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand for semiconductors produced in those facilities.

        We estimate the useful life of our manufacturing equipment, which is the largest component of our fixed assets, to be five years. We base our estimate on our experience with acquiring, using and disposing of equipment over time. Depreciation expense is a major element of our manufacturing cost structure. We begin depreciation on new equipment when it is put into use for production. The aggregate amount of fixed assets under construction for which depreciation was not being recorded was approximately $0.6 million and $8.7 million as of December 31, 2011 and 2010, respectively.

Valuation of Goodwill and Intangible Assets

        We review goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We early adopted ASU 2011-08 "Intangibles-Goodwill and Other" and performed a Step 0, or qualitative assessment of its goodwill balance, which required management to make certain judgments and estimates. Based on our assessment of the carrying amount of reporting units compared to the fair value of reporting units as of the assessment date and due to current economic factors, we did not proceed to Step 1. Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that we may not be able to recover the asset's carrying amount. Determining the fair value of a reporting unit is subjective in nature and involves the use of significant estimates and assumptions. We determine the fair value of our reporting unit based on an income approach, whereby we calculate the fair value of the reporting unit based on the present value of estimated future cash flows, which are formed by evaluating operating plans. Estimates of the future cash flows associated with the businesses are critical to these assessments. The assumptions used in the fair value calculation change from year to year and include revenue growth rates, operating margins, risk adjusted discount rates and future economic and market conditions. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates.

Stock-Based Compensation

        We determine the fair value of options on the measurement date utilizing an option-pricing model, which is affected by our common stock price as well as a change in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors during the expected period between the stock option vesting date and the stock option exercise date. For performance-based restricted stock units, we are required to assess the probability of achieving certain financial objectives at the end of each reporting period. Based on the assessment of this probability, which requires subjective judgment, we record stock-based compensation expense before the performance criteria are actually fully achieved, which may then be reversed in future periods if we determine that it is no longer probable that the objectives will be achieved. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. The fair value of a restricted stock unit is equivalent to the market price of our common stock on the measurement date.

Restructuring Charges

        Our restructuring accruals include primarily payments to employees for severance, termination fees associated with leases, other contracts and other costs related to the closure of facilities. Accruals are recorded when management has approved a plan to restructure operations and a liability has been incurred. The restructuring accruals are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the consolidated balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders' equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through December 31, 2011. We had long-term debt and capital leases totaling $4.6 million at December 31, 2011, which have fixed interest rates. We do not hedge against the risk of interest rate changes for debt and could be negatively affected should these rates increase significantly. While there can be no assurance that these rates will remain at current levels, we believe that any rate increase will not cause a significant adverse impact to our results of operations, cash flows or to our financial position.

Foreign Currency Risk

        When we take an order denominated in a foreign currency we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenues will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be affected by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. The net effect of average exchange rates for the year ended December 31, 2011, compared to the average exchange rates for the year ended December 31, 2010, would have resulted in a decrease to income of operations of $4.2 million. This impact is determined assuming that all foreign currency denominated transactions that occurred for the year ended December 31, 2011 were recorded using the average foreign currency exchange rates in the year ended December 31, 2010. We do not use derivative instruments to hedge our foreign currency risk.

        Changes in foreign exchange rates have historically had a significant effect on our net revenues and operating costs. Net revenues denominated in foreign currencies were 21%, 22% and 24% of our total net revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Costs denominated in foreign currencies were 19%, 39% and 47% of our total costs for the years ended December 31, 2011, 2010 and 2009, respectively.

        Net revenues denominated in Euros were 21%, 22% and 23% for the years ended December 31, 2011, 2010 and 2009, respectively. Costs denominated in Euros were 13%, 29% and 35% of our total costs for the years ended December 31, 2011, 2010 and 2009, respectively.

        Average annual exchange rates utilized to translate foreign currency revenues and expenses in Euros were approximately 1.39, 1.36 and 1.39 Euros to the dollar for the years ended December 31, 2011, 2010 and 2009, respectively.

        For the year ended December 31, 2011, changes in foreign exchange rates had a favorable overall effect on our operating results. Our net revenues for the year ended December 31, 2010 would have been approximately $14.6 million lower had the average exchange rate in the current year remained the same as the average rate in effect for the year ended December 31, 2010. In addition, in 2011, our operating expenses would have been approximately $10.3 million lower (relating to cost of revenues of $0.9 million; research and development expenses of $6.3 million and sales, general and administrative expenses of $3.1 million). The net effect, had average foreign currency rates remained the same during 2011 as in 2010, would have been that income from operations would have decreased approximately $4.2 million in 2011.

        For the year ended December 31, 2010, changes in foreign exchange rates had an unfavorable overall effect on our operating results. Our net revenues for the year ended December 31, 2010 would have been approximately $17.3 million higher had the average exchange rate in the current year remained the same as the average rate in effect for the year ended December 31, 2009. In addition, in 2010, our operating expenses would have been approximately $5.4 million higher (relating to cost of revenues of $0.1 million; research and development expenses of $4.1 million and sales, general and administrative expenses of $1.2 million). The net effect, had foreign currency rates remained the same during 2010 as in 2009, would have been that income from operations would have increased approximately $12.0 million in 2010.

        We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 23% and 33% of our accounts receivable were denominated in foreign currency as of December 31, 2011 and 2010, respectively.

        Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 10% of our accounts payable were denominated in foreign currency at both December 31, 2011 and 2010. Approximately 100% and 98% of our debt obligations were denominated in foreign currency as of December 31, 2011 and December 31, 2010, respectively. We have not historically sought to hedge our foreign currency exposure, although we may determine to do so in the future.

Liquidity and Valuation Risk

        Approximately $2.3 million of our investment portfolio was invested in auction-rate securities at both December 31, 2011 and December 31, 2010.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Atmel Corporation
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	66
Consolidated Balance Sheets as of December 31, 2011 and 2010	67
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	68
Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income for the Years Ended December 31, 2011 2010 and 2009	69
Notes to Consolidated Financial Statements	70
Report of Independent Registered Public Accounting Firm	115
Financial Statement Schedules
The following Financial Statement Schedules for the years ended December 31, 2011, 2010, and 2009 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto:
Schedule II Valuation and Qualifying Accounts	116

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto

Supplementary Financial Data
Selected Quarterly Financial Data (unaudited) for the Years Ended December 31, 2011 and 2010	117

Atmel Corporation
Consolidated Statements of Operations

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(in thousands, except per share data)
Net revenues	$1,803,053	$1,644,060	$1,217,345
Operating expenses
Cost of revenues	894,820	915,876	804,338
Research and development	255,653	237,812	213,599
Selling, general and administrative	280,410	264,296	221,334
Acquisition-related charges	5,408	1,600	16,349
Restructuring charges	20,064	5,253	6,681
Asset impairment charges	—	11,922	79,841
(Gain) loss on sale of assets	(35,310)	99,767	(164)

Total operating expenses	1,421,045	1,536,526	1,341,978

Income (loss) from operations	382,008	107,534	(124,633)
Interest and other (expense) income, net	(818)	8,818	(11,406)

Income (loss) before income taxes	381,190	116,352	(136,039)
(Provision for) benefit from income taxes	(66,200)	306,723	26,541

Net income (loss)	$314,990	$423,075	$(109,498)

Basic net income (loss) per share:
Net income (loss) per share	$0.69	$0.92	$(0.24)

Weighted-average shares used in basic net income (loss) per share calculations	455,629	458,482	451,755

Diluted net income (loss) per share:
Net income (loss) per share	$0.68	$0.90	$(0.24)

Weighted-average shares used in diluted net income (loss) per share calculations	462,673	469,580	451,755

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$329,431	$501,455
Short-term investments	3,079	19,574
Accounts receivable, net of allowance for doubtful accounts of $11,833 and $11,847, respectively	212,929	231,876
Inventories	377,433	276,650
Prepaids and other current assets	116,929	123,620

Total current assets	1,039,801	1,153,175
Fixed assets, net	257,070	260,124
Goodwill	67,662	54,676
Intangible assets, net	20,594	17,603
Other assets	141,471	164,464

Total assets	$1,526,598	$1,650,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$76,445	$160,011
Accrued and other liabilities	207,118	217,985
Deferred income on shipments to distributors	47,620	66,708

Total current liabilities	331,183	444,704
Other long-term liabilities	112,971	152,282

Total liabilities	444,154	596,986

Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares; Shares issued and outstanding: 442,389 at December 31, 2011 and 456,788 at December 31, 2010	442	457
Additional paid-in capital	995,147	1,273,853
Accumulated other comprehensive income	9,448	16,329
Retained earnings (accumulated deficit)	77,407	(237,583)

Total stockholders' equity	1,082,444	1,053,056

Total liabilities and stockholders' equity	$1,526,598	$1,650,042

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
Consolidated Statements of Cash Flows

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(in thousands)
Cash flows from operating activities
Net income (loss)	$314,990	$423,075	$(109,498)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	76,986	66,495	70,621
Non-cash gain on sale of fixed assets, net	(36,333)	(31,137)	—
Asset impairment charges	—	11,922	79,841
Deferred taxes	44,233	(164,590)	(15,132)
Other non-cash (gains) losses, net	(6,240)	(13,225)	6,563
Recovery of doubtful accounts receivable	(14)	(76)	(3,066)
Accretion of interest on long-term debt	784	650	569
Stock-based compensation expense	68,125	57,445	37,619
Excess tax benefit on stock-based compensation	(2,650)	(3,088)	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	19,787	(37,510)	(6,680)
Inventories	(100,695)	(60,132)	84,765
Current and other assets	(15,932)	(31,423)	10,175
Trade accounts payable	(60,113)	16,031	38
Accrued and other liabilities	(47,055)	111,112	(49,014)
Income taxes payable	(15,639)	(68,112)	11,787
Deferred income on shipments to distributors	(19,088)	22,017	3,179

Net cash provided by operating activities	221,146	299,454	121,767

Cash flows from investing activities
Acquisitions of fixed assets	(84,564)	(99,808)	(31,750)
Proceeds from the sale of business, net of cash	1,597	19,023	—
Proceeds from the sale of fixed assets, net	47,250	652	—
Acquisition of businesses, net of cash	(20,256)	—	(3,362)
Acquisitions of intangible assets	(4,000)	(5,458)	(10,800)
Purchases of marketable securities	—	(20,567)	(34,820)
Sales or maturities of marketable securities	16,739	39,388	39,001
Investment in private company	—	(3,936)	—
Increases in long-term restricted cash	—	(5,000)	(1,850)

Net cash used in investing activities	(43,234)	(75,706)	(43,581)

Cash flows from financing activities
Principal payments on debt and capital leases	(85)	(11,106)	(6,177)
Repayment of bank lines of credit	—	(80,000)	(45,000)
Repurchase of common stock	(304,236)	(89,216)	—
Proceeds from issuance of common stock	28,746	29,911	9,746
Tax payments related to shares withheld for vested restricted stock units	(73,286)	(11,139)	(4,074)
Excess tax benefit on stock-based compensation	2,650	3,088	—

Net cash used in financing activities	(346,211)	(158,462)	(45,505)

Effect of exchange rate changes on cash and cash equivalents	(3,725)	(1,340)	(4,098)

Net (decrease) increase in cash and cash equivalents	(172,024)	63,946	28,583

Cash and cash equivalents at beginning of the year	501,455	437,509	408,926

Cash and cash equivalents at end of year	$329,431	$501,455	$437,509

Supplemental cash flow disclosures:
Interest paid	$1,857	$2,864	$4,464
Income taxes paid	31,986	14,993	7,222
Supplemental non-cash investing and financing activities disclosures:
Decreases in accounts payable related to fixed asset purchases	(21,000)	(841)	(2,777)
Decreases in liabilities related to intangible assets purchases	(4,000)	(4,000)	(4,800)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

	Common Stock				Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital	Accumulated Other Comprehensive Income
	Shares	Par Value				Total
	(in thousands)
Balances, December 31, 2008	448,872	$449	$1,238,796	$113,999	$(551,160)	$802,084
Comprehensive loss:
Net loss	—	—	—	—	(109,498)	(109,498)
Actuarial gain related to defined benefit pension plans	—	—	—	413	—	413
Unrealized gains on investments, net of tax	—	—	—	327	—	327
Foreign currency translation adjustments	—	—	—	25,731	—	25,731

Total comprehensive loss						(83,027)
Stock-based compensation expense	—	—	37,730	—	—	37,730
Exercise of stock options	1,206	1	3,262	—	—	3,263
Issuance of common stock under employee stock purchase plan	2,139	2	6,481	—	—	6,483
Common stock issued in lieu of 2008 bonus awards	632	1	1,944	—	—	1,945
Vested restricted stock units	3,014	3	—	—	—	3
Shares withheld for employee taxes related to vested restricted stock units	(1,277)	(1)	(4,073)	—	—	(4,074)

Balances, December 31, 2009	454,586	$455	$1,284,140	$140,470	$(660,658)	$764,407
Comprehensive income:
Net income	—	—	—	—	423,075	423,075
Actuarial loss related to defined benefit pension plans	—	—	—	(788)	—	(788)
Unrealized losses on investments, net of tax	—	—	—	(2,102)	—	(2,102)
Recognition of cumulative foreign CTA adjustments (See Note 10)	—	—	—	(99,779)	—	(99,779)
Foreign currency translation adjustments	—	—	—	(21,472)	—	(21,472)

Total comprehensive income						298,934
Stock-based compensation expense	—	—	58,487	—	—	58,487
Tax benefit on stock-based compensation expense	—	—	1,664	—	—	1,664
Exercise of stock options	5,344	5	22,493	—	—	22,498
Issuance of common stock under employee stock purchase plan	2,028	2	7,411	—	—	7,413
Vested restricted stock units	4,816	5	—	—	—	5
Shares withheld for employee taxes related to vested restricted stock units	(1,418)	(1)	(11,138)	—	—	(11,139)
Common stock issued to former employees of Quantum (See Note 3)	3,152	3	—	—	—	3
Repurchase of common stock	(11,720)	(12)	(89,204)	—	—	(89,216)

Balances, December 31, 2010	456,788	$457	$1,273,853	$16,329	$(237,583)	$1,053,056
Comprehensive income:
Net income	—	—	—	—	314,990	314,990
Actuarial loss related to defined benefit pension plans	—	—	—	(197)	—	(197)
Unrealized gains on investments, net of tax	—	—	—	179	—	179
Foreign currency translation adjustments	—	—	—	(6,863)	—	(6,863)

Total comprehensive income	—	—	—		—	308,109
Stock-based compensation expense	—	—	69,102	—	—	69,102
Tax benefit on stock-based compensation expense	—	—	939	—	—	939
Exercise of stock options	4,285	4	19,336	—	—	19,340
Issuance of common stock under employee stock purchase plan	1,514	2	9,404	—	—	9,406
Vested restricted stock units	6,345	6	—	—	—	6
Vested performance-based restricted stock units	8,485	8	—	—	—	8
Shares withheld for employee taxes related to vested restricted stock units	(6,252)	(6)	(73,280)	—	—	(73,286)
Repurchase of common stock	(28,776)	(29)	(304,207)	—	—	(304,236)

Balances, December 31, 2011	442,389	$442	$995,147	$9,448	$77,407	$1,082,444

The accompanying notes are an integral part of these Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

        Atmel Corporation ("Atmel" or "the Company") is one of the world's leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. Atmel's microcontrollers and related products are used today in many of the world's leading smartphones, tablet devices and other consumer and industrial electronics to provide core functionality for touch sensing, security, wireless and communications applications and battery management. Atmel offers an extensive portfolio of capacitive touch products that integrate its microcontrollers with fundamental touch-focused intellectual property, or IP, that Atmel has developed and Atmel continues to leverage its market and technology advantages to expand its product portfolio within the touch-related eco-system. Atmel also designs and sell products that are complementary to its microcontroller business, including nonvolatile memory and Flash memory products, radio frequency and mixed-signal components and application specific integrated circuits. Atmel's semiconductors also enable applications in many other fields, such as smart-metering for utility monitoring and billing, buttons, sliders and wheels found on the touch panels of appliances, various aerospace, industrial and military products and systems, and electronic-based automotive components, like keyless ignition, access, engine control, lighting and entertainment systems, for standard and hybrid vehicles.

  Principles of Consolidation

        The consolidated financial statements include the accounts of Atmel and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Out-of-Period Adjustments

        The Company recorded an out-of-period adjustment to reverse test and assembly subcontractor accruals for $6.9 million, related to cost of revenues for the year ended December 31, 2011. In addition, the Company corrected excess depreciation for certain fixed assets for $1.7 million, related to research and development for the year ended December 31, 2011. The correction of these errors resulted in an increase to the Company's net income of $8.6 million for the year ended December 31, 2011. Management assessed the impact of these errors and concluded that the amounts were not material, either individually or in the aggregate, to any prior periods' annual or interim financial statements, nor was the impact of the errors material to the financial statements for the year ended December 31, 2011. On that basis, the Company recorded these corrections, in the aggregate, in the year ended December 31, 2011.

  Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include provision for excess and obsolete inventory, sales return reserves, stock-based compensation expense, allowances for doubtful accounts receivable, warranty accruals, estimates for useful lives associated with long-lived assets, asset impairment charges, recoverability of goodwill and intangible assets, restructuring charges, fair value of net assets held for sale, liabilities for uncertain tax positions, and deferred tax asset valuation allowances. Actual results could differ from those estimates.

  Fair Value of Financial Instruments

        For certain of Atmel's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current assets and current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Investments in debt securities are carried at fair value based on quoted market prices. The estimated fair value has been determined by the Company using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that Atmel could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

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

  Investments

        All of the Company's investments in debt and equity securities in publicly-traded companies are classified as available-for-sale. Available-for-sale securities with an original or remaining maturity of greater than 90 days, as of the date of purchase, are classified as short-term when they represent investments of cash that are intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrealized (losses) gains, net of related tax, included as a component of accumulated other comprehensive income.

        The Company's marketable securities include corporate equity securities, U.S. and foreign corporate debt securities, guaranteed variable annuities and auction-rate securities. The Company monitors its investments for impairment periodically and recognizes an impairment charge when the decline in the fair value of these investments is judged to be other-than temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company considers various factors in determining whether impairment is other-than-temporary, including the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company's investments include certain highly-rated auction rate securities, totaling $2.3 million at December 31, 2011 and 2010, which are structured with short-term interest rate reset dates of either 7 or 28 days, and contractual maturities that can be in excess of ten years. The Company evaluates its portfolio by continuing to monitor the credit rating and interest yields of these auction-rate securities and status of reset at each auction date.

  Accounts Receivable

        An allowance for doubtful accounts is calculated based on the aging of Atmel's accounts receivable, historical experience, and management judgment. Atmel writes off accounts receivable against the allowance when Atmel determines a balance is uncollectible and no longer intends to actively pursue collection of the receivable. The Company's bad debt expenses (recovery) were not material for the years ended December 31, 2011, 2010 and 2009.

  Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Market is based on estimated net realizable value. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes for future periods. The Company establishes provisions for lower of cost or market and excess and obsolescence write-downs, which are charged to cost of revenues. The determination of obsolete or excess inventory is done quarterly and requires an estimation of the future demand for the Company's products. This evaluation includes analysis of historical and forecasted sales levels by product as well as other factors, including but not limited to competitiveness of product offerings, market conditions and product lifecycles. These write-downs are recorded when the inventory on hand exceeds management's estimate of future demand for each product.

        The Company's inventories include high-technology parts that may be subject to rapid technological obsolescence and which are sold in a highly competitive industry and inventory that is considered obsolete is written off. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-cost inventory is subsequently sold, it will result in lower costs and higher gross margins for those products.

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

  Investments in Privately-Held Companies

        Periodically, the Company makes minority investments in certain privately-held companies to further its strategic objectives. Investments in privately-held companies are accounted for at historical cost or, if Atmel has significant influence over the investee, using the equity method of accounting. Atmel's proportionate share of income or losses from investments accounted for under the equity method, and any gain or loss on disposal, are recorded in interest and other (expenses) income, net. Investments in privately- held companies are included in other assets on the Company's consolidated balance sheets.

        For investments in privately-held companies, the Company monitors for impairment annually, or when indicators arise, and reduces their carrying values to fair value when the declines are determined to be other-than-temporary.

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

        Contracts and customer purchase orders are used to determine the existence of an arrangement. Shipping documents are used to verify delivery. The Company assesses whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history. Sales terms do not include post-shipment obligations except for product warranty.

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

        For sales to independent distributors in Asia, excluding Japan, the Company invoices these distributors at full list price upon shipment and issues a rebate, or "credit," once product has been sold to the end customer and the distributor has met certain reporting requirements. After reviewing the pricing, rebate and quotation-related terms, the Company concluded that it could reliably estimate future claims therefore, the Company recognize revenue at the point of shipment for its Asian distributors, assuming all of the other revenue recognition criteria are met, utilizing amounts invoiced, less estimated future claims.

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

  Grant Recognition

        Subsidy grants from government organizations are amortized as a reduction of expenses over the period the related obligations are fulfilled. Recognition of future subsidy benefits will depend on the Company's achievement of certain technical milestones, capital investment spending goals, employment goals and other requirements. The Company recognized the following amount of subsidy grant benefits as a reduction of either cost of revenues or research and development expenses, depending on the nature of the grant:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(in thousands)
Cost of revenues	$6	$18	$58
Research and development expenses	3,167	7,866	11,198

Total	$3,173	$7,884	$11,256

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

        As of December 31, 2011 and 2010, the total liability for grant benefits subject to repayment was $14.9 million and $21.4 million, respectively, and is included in accrued and other liabilities on the consolidated balance sheets.

  Advertising Costs

        Atmel expenses all advertising costs as incurred. Advertising costs were not significant for the years ended December 31, 2011, 2010 and 2009.

  Foreign Currency Translation

        Certain of Atmel's major international subsidiaries use their local currencies as their respective functional currencies. Financial statements of these foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period. The effect of translating the accounts of these foreign subsidiaries into U.S. dollars has been included in the consolidated statements of stockholders' equity and comprehensive (loss) income as a foreign currency translation adjustment. Gains and losses from remeasurement of assets and liabilities denominated in currencies other than the respective functional currencies are included in the consolidated statements of operations. Gains (losses) due to foreign currency remeasurement included in interest and other (expense) income, net for the years ended December 31, 2011, 2010 and 2009 were $6.0 million, $13.2 million and $(6.7) million, respectively.

  Stock-Based Compensation

        The Company determines the fair value of options on the measurement date utilizing an option-pricing model, which is affected by its common stock price, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: expected common stock price volatility over the term of the option awards, as well as the projected employee option exercise behaviors during the expected period between the stock option grant date and stock option exercise date. For performance-based restricted stock units, the Company is required to assess the probability of achieving certain financial objectives at the end of each reporting period. Based on the assessment of this probability, which requires subjective judgment, the Company records stock-based compensation expense before the performance criteria are actually fully achieved, which may then be reversed in future periods if the Company determines that it is no longer probable that the objectives will be achieved. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. The fair value of a restricted stock unit is equivalent to the market price of the Company's common stock on the measurement date.

  Valuation of Goodwill and Intangible Assets

        The Company reviews goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company early adopted ASU 2011-08 "Intangibles-Goodwill and Other" and performed a Step 0, or qualitative assessment of its goodwill balance, which required management to make certain judgments and estimates. Based on the Company's assessment of its carrying amount of reporting units compared to its fair value of reporting units as of the assessment date and due to current economic factors, the Company did not proceed to Step 1. Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the Company may not be able to recover the asset's carrying amount. Determining the fair value of a reporting unit is subjective in nature and involves the use of significant estimates and assumptions. The Company determines the fair value of its reporting unit based on an income approach, whereby it calculates the fair value of the reporting unit based on the present value of estimated future cash flows, which are formed by evaluating operating plans. Estimates of the future cash flows associated with the businesses are critical to these assessments. The assumptions used in the fair value calculation change from year to year and include revenue growth rates, operating margins, risk adjusted discount rates and future economic and market conditions. If the total future cash flows are less than the carrying amount of the assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual future results may differ from those estimates. No impairment charges relating to goodwill and intangible assets were recorded for the years ended December 31, 2011, 2010 and 2009.

  Certain Risks and Concentrations

        Atmel sells its products primarily to OEMs and distributors in North America, Europe and Asia, generally without requiring any collateral. Atmel performs ongoing credit evaluations and seeks to maintain adequate allowances for potential credit losses. Two distributors accounted for 15% and 14% of accounts receivable at December 31, 2011. Two distributors accounted for 14% and 12% of accounts receivable at December 31, 2010. One distributor accounted for 12% of accounts receivable at December 31, 2009. No single customer represented more than ten percent of net revenues for the years ended December 31, 2011, 2010 and 2009.

        The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company's financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely introduction of new products and implementation of new manufacturing process technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor industry has historically been cyclical and subject to significant economic downturns at various times. As a result, Atmel may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors. Atmel believes that its existing cash, cash equivalents and investments together with cash flow from operations, equipment lease financing and other short term borrowing, will be sufficient to support its liquidity and capital investment activities for the next twelve months.

        Additionally, the Company relies on a limited number of contract manufacturers to provide assembly services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of the Company could materially affect future operating results.

  Income Taxes

        The Company's provision for (benefit from) income tax comprises its current tax liability and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided to reduce deferred tax assets to an amount that in management's judgment is more likely than not to be recoverable against future taxable income. No U.S. taxes are provided on earnings of non U.S. subsidiaries; to the extent such earnings are deemed to be permanently reinvested.

        The Company's income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. The Company's tax filings, however, are subject to audit by the relevant tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations.

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

  Long-Lived Assets

        Atmel periodically evaluates the recoverability of its long-lived assets. Factors which could trigger an impairment review include the following: (i) significant negative industry or economic trends; (ii) exiting an activity in conjunction with a restructuring of operations; (iii) current, historical or projected losses that demonstrate a likelihood of continuing losses associated with an asset; (iv) significant decline in the Company's market capitalization for an extended period of time relative to net book value; (v) material changes in the Company's manufacturing model; and (vi) management's assessment of future manufacturing capacity requirements. When the Company determines that there is an indicator that the carrying value of long-lived assets may not be recoverable, the assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future undiscounted pre-tax cash flows of the related operations. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, and the fair values of certain assets based on appraisals and industry trends. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets. The evaluation is performed at the lowest levels for which there are identifiable, independent cash flows.

        Costs that the Company incurs to acquire completed product and process technology are capitalized and amortized on a straight-line basis over two to five years. Capitalized product and process technology costs are amortized over the shorter of the estimated useful life of the technology or the term of the technology agreement.

  Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options, upon vesting of restricted stock units, contingently issuable shares for all periods and assumed issuance of shares under the Company's employee stock purchase plan. No dilutive potential common shares are included in the computation of any diluted per share amount when a loss from continuing operations is reported by the Company.

  Product Warranties

        The Company typically warrants finished goods against defects in material and workmanship under normal use and service for periods of 30 days to two years. A liability for estimated future costs under product warranties is recorded when products are shipped.

  Research and Development

        Cost incurred in the research and development of Atmel's products is expensed as incurred. Research and development expenses were $255.7 million, $237.8 million and $213.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

  Recent Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08 Intangibles — Goodwill and Other (ASC Topic 350) — Testing Goodwill for Impairment. The amendments from this update will simplify how entities, both public and non-public, test for goodwill impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is likely that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in the accounting literature. However, if an entity concludes otherwise, then performing the two-step impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in the accounting literature. Under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption of the update to ASC Topic 350 is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company's early adoption of this guidance as of December 31, 2011 did not have a material impact on its consolidated financial position, results of operations or cash flows.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under U.S. GAAP and International Financial Reporting Standards ("IFRS"). With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This update eliminates that option. The amended guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011 the FASB decided to defer the requirement to present reclassifications of other comprehensive income on the face of the income statement. The adoption of this guidance is not anticipated to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements under U.S. GAAP and IFRS. Consequently, the amendments describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements as well as improving consistency in application across jurisdictions to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of Level 3 assets and for measuring the fair value of an instrument classified in a reporting entity's shareholders' equity. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 2    BALANCE SHEET DETAILS

        Inventories are comprised of the following:

	December 31, 2011	December 31, 2010
	(In thousands)
Raw materials and purchased parts	$23,415	$12,689
Work-in-progress	251,933	158,599
Finished goods	102,085	105,362

	$377,433	$276,650

        Prepaids and other current assets consist of the following:

	December 31, 2011	December 31, 2010
	(In thousands)
Deferred income tax assets	$10,239	$39,295
Prepaid income taxes	16,441	24,193
Value-added tax receivable	24,971	6,305
Income tax receivable	17,000	1,553
Other	48,278	52,274

	$116,929	$123,620

        Other assets consist of the following:

	December 31, 2011	December 31, 2010
	(In thousands)
Deferred income tax assets, net of current portion	$121,417	$140,562
Investments in privately-held companies	12,208	12,030
Auction-rate securities	2,251	2,251
Other	5,595	9,621

	$141,471	$164,464

        Accrued and other liabilities consist of the following:

	December 31, 2011	December 31, 2010
	(In thousands)
Accrued salaries and benefits and other employee related	$63,360	$71,306
Advance payments from customer	10,000	10,000
Income taxes payable	5,734	25,020
Deferred income tax liability, current portion	—	3,968
Grants to be repaid	14,931	21,436
Warranty accruals and accrued returns, royalties and licenses	18,900	14,370
Accrued restructuring	2,147	3,477
Current portion of market price adjustment to supply agreement (See Note 15)	31,934	30,821
Other	60,112	37,587

	$207,118	$217,985

        Other long-term liabilities consist of the following:

	December 31, 2011	December 31, 2010
	(In thousands)
Advance payments from customer	$14,668	$24,668
Income taxes payable	26,622	25,625
Accrued pension liability	29,268	26,481
Long-term technology license payable	3,831	7,405
Deferred income tax liability, non-current portion	57	57
Long-term portion of market price adjustment to supply agreement (See Note 15)	21,188	49,647
Long-term debt and capital lease obligations, less current portion	4,612	3,976
Other	12,725	14,423

	$112,971	$152,282

        Advance payments from customer relate to an agreement that the Company entered into with a specific customer in 2000. The agreement calls for the Company to supply either a minimum quantity of products or make minimum repayments. The minimum payment required to be made annually is the greatest of 15% of the value of product shipped to the customer or $10.0 million, until such time that the advances have been fully repaid. The Company repaid $10.0 million in each of the three years ended December 31, 2011 under this agreement. As of December 31, 2011, the Company had remaining $24.7 million in customer advances received, of which $10.0 million is recorded in accrued and other liabilities and $14.7 million in other long-term liabilities.

        Also included in other long-term liabilities is a note payable to an entity in which the Company has an equity investment to further its strategic objectives. The total outstanding amount due was $7.4 million, of which $6.6 million is included in other long-term liabilities, and $0.8 million is included in accounts payable at December 31, 2011 and $7.0 million, of which $6.5 million is included in other long-term liabilities, and $0.5 million is included in accounts payable at December 31, 2010. In addition, the Company paid $3.7 million, $5.0 million and $7.8 million to this company for the years ended December 31, 2011, 2010 and 2009, respectively, relating to a cost sharing arrangement for facility services at its Heilbronn, Germany facility.

        Included in both current and long-term liabilities is a liability related to a manufacturing services agreement entered into with LFoundry Rousset SAS ("LFoundry Rousset"). In connection with the sale of the Company's Rousset manufacturing operations to LFoundry GmbH ("LFoundry GmbH"), it entered into certain other ancillary agreements, including a manufacturing services agreement ("MSA") in which the Company will purchase wafers from LFoundry's affiliate, LFoundry Rousset, for four years following the closing on a "take-or-pay" basis. See Note 15 for further discussion.

Note 3    BUSINESS COMBINATIONS

  Advanced Digital Design

        On October 6, 2011, the Company completed the acquisition of Advanced Digital Design S.A ("ADD"), a Spanish company that develops power line communication solutions. The Company acquired all the outstanding shares of ADD in an all cash transaction of $19.9 million and assumed $4.9 million in net tangible liabilities.

        In addition to the total purchase price paid, $4.5 million was placed in an escrow account, relating to deferred consideration for key employees. A portion of this amount will be released on the 18-month anniversary of the closing date and the remainder will be released on the 36-month anniversary of the closing date, and each release is contingent on the continuing employment of the key employees. This amount will be amortized over the service periods, resulting in expense classified within acquisition-related charges in the consolidated statement of operations.

        Further, the employees are eligible for an aggregate potential earnout in 2012 and 2013 of $12.1 million, based on ADD achieving certain revenue targets in 2012 and in 2013 and on continuing employment. The Company has recorded a liability of $1.1 million for the fair value of the earnout. There has been no change in the value of the earnout from the acquisition date to December 31, 2011.

        The purchase price was allocated as follows as of the closing date of the acquisition:

October 6, 2011
(In thousands)
Cash paid for acquisition	$19,915
Less:
Net tangible liabilities assumed	4,879
Intangible assets acquired:
Customer relationships	(6,580)
Developed technologies	(3,330)
Tradename	(150)
Non-compete agreements	(720)
Backlog	(290)

Total intangible assets	(6,191)

Goodwill	$13,724

        The Company recorded $13.7 million in goodwill, including workforce, in connection with the acquisition, which was assigned to the Company's microcontroller segment. The goodwill balance of $13.7 million above was further reduced by $1.3 million related to deferred tax assets created as a result of the deferred consideration placed into escrow. Such goodwill is not expected to be deductible for tax purposes. Goodwill is not subject to amortization but will be tested annually for impairment or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with the relevant standards.

        The intangible assets for the ADD acquisition were measured at fair value using the income approach. The following table sets forth the components of the identifiable intangible assets subject to amortization as of December 31, 2011, which are being amortized on a straight-line basis:

	Gross Value	Accumulated Amortization	Net	Estimated Useful Lives
	(In thousands, except for years)
Other intangible assets:
Customer relationships	$6,580	$(110)	$6,470	15 years
Developed technology	3,330	(119)	3,211	7 years
Tradename	150	(13)	137	3 years
Non-compete agreement	720	(60)	660	3 years
Backlog	290	(73)	217	1 year

	$11,070	$(375)	$10,695

        Developed technology represents a combination of processes, patents assets and trade secrets developed through years of experience in design and development of the products. Customer relationships represent future projected net revenues that will be derived from sales of current and future versions of existing products that will be sold to existing customers. Tradename represents the ADD brand that the

Company will continue to use to market the current ADD products. Non-compete agreement represents the fair value to the Company from agreements with certain former ADD executives to refrain from competition for a number of years. Backlog represents committed orders from customers as of the closing date of the acquisition.

        The Company recorded the following acquisition-related charges in the consolidated statements of operations in the year ended December 31, 2011 related to the ADD acquisition:

Year Ended December 31, 2011
(In thousands)
Amortization of intangible assets	$375
Compensation-related expense — cash	944

$1,319

        The Company recorded amortization of intangible assets of $0.4 million associated with customer relationships, developed technologies, tradename, non-compete agreements and backlog. The Company also recorded $0.9 million for amortization of certain key employee consideration related to $4.5 million deferred compensation discussed above. As of December 31, 2011, the Company accelerated $0.4 million of the key employee consideration as a result of the termination of an employee.

        The Company incurred $0.7 million of transaction costs as of December 31, 2011, which are included in selling, general and administrative expenses in the consolidated statement of operations.

        The Company agreed to pay additional amounts to key employees of ADD contingent upon future ADD revenues in the calendar years 2012 and 2013. The fair value of the contingent consideration recorded on the acquisition date of $1.1 million, which is dependent on continuous employment, was estimated by applying the probability adjusted approach. That measure is based on significant inputs not observable in the market, which the relevant accounting literature refers to as Level 3 inputs. This amount will be amortized over the revenue target periods. There has been no change to the fair value of this earnout between October 6, 2011 and December 31, 2011.

Quantum Research Group Ltd.

        On March 6, 2008, the Company completed its acquisition of all the outstanding equity of Quantum Research Group Ltd. (now known as Atmel Technologies Ireland Limited) ("Quantum"), a supplier of capacitive sensing IP solutions. Quantum is a wholly-owned subsidiary of Atmel.

        Goodwill was $54.3 million and $54.7 million at December 31, 2011 and 2010, respectively, relating to the Quantum acquisition. The goodwill amount is not subject to amortization and is included within the Company's Microcontroller segment. It is tested for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on its 2011 impairment assessment, the Company concluded that the fair value of the reporting unit containing the goodwill balance substantially exceeded its carrying value; therefore, there was no impairment of the goodwill balance. The change in goodwill balance arises from foreign currency translation.

        The Company has estimated the fair value of the Quantum-related other intangible assets using the income approach and these identifiable intangible assets are subject to amortization. The following table sets forth the components of the identifiable intangible assets subject to amortization as of December 31, 2011 which are being amortized on a straight-line basis:

	Gross Value	Accumulated Amortization	Net	Estimated Useful Life
	(In thousands, except for years)
Other intangible assets:
Customer relationships	$15,427	$(11,827)	$3,600	5 years
Developed technology	4,948	(3,793)	1,155	5 years
Tradename	849	(849)	—	3 years
Non-compete agreement	806	(806)	—	5 years
Backlog	383	(383)	—	< 1 year

	$22,413	$(17,658)	$4,755

        The following table sets forth the components of the identifiable intangible assets subject to amortization as of December 31, 2010 which are being amortized on a straight-line basis:

	Gross Value	Accumulated Amortization	Net	Estimated Useful Life
	(In thousands, except for years)
Other intangible assets:
Customer relationships	$15,427	$(8,742)	$6,685	5 years
Developed technology	4,948	(2,804)	2,144	5 years
Tradename	849	(849)	—	3 years
Non-compete agreement	806	(688)	118	5 years
Backlog	383	(383)	—	< 1 year

	$22,413	$(13,466)	$8,947

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

        The Company recorded the following acquisition-related charges in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively relating to the Quantum acquisition:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(In thousands)
Amortization of intangible assets	$4,192	$4,466	$4,917
Compensation-related expense — cash	—	199	3,871
Compensation-related expense — stock	(103)	(3,065)	7,561

	$4,089	$1,600	$16,349

        The Company recorded amortization of intangible assets of $4.2 million, $4.5 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog.

        The Company also agreed to compensate former key executives of Quantum, contingent upon continuing employment determined at various dates over a three year period. The Company agreed to pay up to $15.1 million in cash and issue 5.3 million shares of the Company's common stock valued at $17.3 million, based on the Company's closing stock price on March 4, 2008. These amounts were accrued over the employment period on a graded vested basis.

        In March 2010, 3.2 million shares of the Company's common stock were issued to a former executive of Quantum in connection with this arrangement. The remaining 2.2 million shares were forfeited in March 2010 due to a change in employment status. As a result, the Company recorded a credit of $4.5 million for the year ended December 31, 2010 for the reversal of the expenses previously recorded due to the graded vesting recognition methodology. The Company made cash payments of $3.8 million and $10.7 million to the former Quantum employees for the years ended December 31, 2010 and 2009, respectively. No further payments are expected to be made.

Note 4    INVESTMENTS

        Investments at December 31, 2011 and 2010 are primarily comprised of corporate equity securities, U.S. and foreign corporate debt securities, guaranteed variable annuities and auction-rate securities.

        All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains that are not deemed to be other than temporary are reported within stockholders' equity on the Company's consolidated balance sheets as a component of accumulated other comprehensive income. Gross realized gains or losses are recorded based on the specific identification method. For the year ended December 31, 2011, the Company's gross realized gains or losses on short-term investments were insignificant. For the year ended December 31, 2010, the Company's gross realized gains or losses on short-term investments of $2.0 million from the sale of short-term investments in interest and other (expense) income, net on the consolidated statements of operations. The Company's investments are further detailed in the table below:

	December 31, 2011		December 31, 2010
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Corporate equity securities	$—	$—	$87	$158
Auction-rate securities	2,220	2,251	2,220	2,251
Corporate debt securities and other obligations	3,099	3,079	19,686	19,416

	$5,319	$5,330	$21,993	$21,825

Unrealized gains	31		126
Unrealized losses	(20)		(294)

Net unrealized gains (losses)	11		(168)

Fair value	$5,330		$21,825

Amount included in short-term investments		$3,079		$19,574
Amount included in other assets		2,251		2,251

		$5,330		$21,825

        For the year ended December 31, 2011, auctions for auction-rate securities held by the Company have continued to fail and as a result these securities continued to be illiquid. The Company concluded that $2.2 million (adjusted cost) of these securities are unlikely to be liquidated within the next twelve months and classified these securities as long-term investments, which are included in other assets on the consolidated balance sheets.

        Contractual maturities (at adjusted cost) of available-for-sale debt securities as of December 31, 2011, were as follows:

(In thousands)
Due within one year	$3,099
Due in 1-5 years	—
Due in 5-10 years	—
Due after 10 years	2,220

Total	$5,319

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

Note 5    FAIR VALUE OF ASSETS AND LIABILITIES

        Fair value is defined as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price)." The standard establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. This accounting standard, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

        The table below presents the balances of investments measured at fair value on a recurring basis at December 31, 2011:

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash
Money market funds	$18,164	$18,164	$—	$—
Short-term investments
Corporate equity securities	—	—	—	—
Corporate debt securities, including U.S. government-backed securities	3,079	—	3,079	—
Other assets				—
Auction-rate securities	2,251	—	—	2,251
Deferred compensation plan assets	4,899	4,899	—	—

Total	$28,393	$23,063	$3,079	$2,251

        The table below presents the balances of investments measured at fair value on a recurring basis at December 31, 2010:

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$—	$—	$—	$—
Short-term investments
Corporate equity securities	158	158	—	—
Corporate debt securities, including U.S. government-backed securities	19,416	—	19,416	—
Other assets				—
Auction-rate securities	2,251	—	—	2,251
Deferred compensation plan assets	3,783	3,783	—	—

Total	$25,608	$3,941	$19,416	$2,251

        The Company's investments, with the exception of auction-rate securities, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include corporate debt securities and other obligations. Such instruments are generally classified within Level 2 of the fair value hierarchy.

        Auction-rate securities are classified within Level 3 as significant assumptions are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of total assets as of December 31, 2011.

        A summary of the changes in Level 3 assets measured at fair value on a recurring basis is as follows:

	Balance at January 1, 2011	Total Unrealized Gains	Sales and Other Settlements	Balance at December 31, 2011
	(in thousands)
Auction-rate securities	$2,251	$—	$—	$2,251

Total	$2,251	$—	$—	$2,251

	Balance at January 1, 2010	Total Unrealized Gains	Sales and Other Settlements	Balance at December 31, 2010
	(in thousands)
Auction-rate securities	$5,392	$9	$(3,150)	$2,251

Total	$5,392	$9	$(3,150)	$2,251

 Note 6    FIXED ASSETS

        Fixed assets consist of the following:

	December 31, 2011	December 31, 2010
	(in thousands)
Land	$14,970	$26,799
Buildings and improvements	533,205	532,682
Machinery and equipment	965,451	930,223
Furniture and fixtures	17,906	18,479
Construction-in-progress	620	8,673

	$1,532,152	$1,516,856
Less: Accumulated depreciation and amortization	(1,275,082)	(1,256,732)

	$257,070	$260,124

        On August 30, 2011, the Company completed the sale of its San Jose corporate headquarters and adjacent parcels of land. See Notes 11 and 15 for further discussion.

        Depreciation expense on fixed assets for the years ended December 31 2011, 2010 and 2009 was $68.9 million, $56.8 million and $60.6 million, respectively. Fixed assets acquired under capital leases were not material at December 31, 2011 and 2010.

        The Company assesses the recoverability of long-lived assets with finite useful lives annually or whenever events or changes in circumstances indicate that the Company may not be able to recover the asset's carrying amount. The Company measures the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. For the year ended December 31, 2010, the Company recorded impairment charges of $11.9 million related to the sale of its Rousset, France manufacturing operation (see Note 15 for further discussion).

Note 7    INTANGIBLE ASSETS, NET

        Intangible assets, net, consisted of technology licenses and acquisition-related intangible assets as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Core/licensed technology	$17,564	$17,564
Accumulated amortization	(12,420)	(8,908)

Total technology licenses	5,144	8,656

Acquisition-related intangible assets	32,250	21,180
Accumulated amortization	(16,800)	(12,233)

Total acquisition-related intangible assets	15,450	8,947

Total intangible assets, net	$20,594	$17,603

        Amortization expense for technology licenses for the years ended December 31, 2011, 2010 and 2009 totaled $3.5 million, $5.2 million and $5.1 million, respectively. Amortization expense for acquisition-related intangible assets totaled $4.6 million, $4.5 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The following table presents the estimated future amortization of the technology licenses and acquisition-related intangible assets:

Years Ending December 31:	Technology Licenses	Acquisition-Related Intangible Assets	Total
	(in thousands)
2012	$3,513	$5,497	$9,010
2013	1,097	1,885	2,982
2014	292	1,132	1,424
2015	242	914	1,156
2016	—	914	914
Thereafter	—	5,108	5,108

Total future amortization	$5,144	$15,450	$20,594

Note 8    BORROWING ARRANGEMENTS

        Information with respect to the Company's debt and capital lease obligations as of December 31, 2011 and 2010 is shown in the following table:

	December 31, 2011	December 31, 2010
	(in thousands)
Various interest-bearing notes and term loans	$4,599	$3,967
Capital lease obligations	13	90

Total	$4,612	$4,057
Less: current portion of long-term debt and capital lease obligations	—	(81)

Long-term debt and capital lease obligations due after one year	$4,612	$3,976

        On March 15, 2006, the Company entered into a five-year asset-backed credit facility for up to $165.0 million (reduced to $125.0 million on November 6, 2009) with certain European lenders. Commitment fees and amortization of up-front fees paid related to the facility totaled $1.1 million and $1.2 million for the years ended December 31, 2010 and 2009, and are included in interest and other (expense) income, net, in the consolidated statements of operations. In November 2010, the Company repaid all the amounts outstanding under the facility and the Company terminated the facility agreement in December 2010.

        Long-term debt obligations of $4.6 million relates to an amount previously advanced from a foreign government which is repayable in 2015. The balance is being accreted on a monthly basis to the estimated repayment amount of $9.1 million in 2015.

Note 9    STOCKHOLDERS' EQUITY

  Stock-Based Compensation

        The components of the Company's stock-based compensation expense, net of amount capitalized in inventory, for the years ended December 31, 2011, 2010 and 2009 are summarized below:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(in thousands)
Employee stock options	$5,685	$9,230	$11,419
Employee stock purchase plan	2,511	1,844	2,208
Restricted stock units	60,906	50,478	16,542
Amounts capitalized in inventory	(977)	(1,042)	(111)

	$68,125	$60,510	$30,058

        The table above excludes stock-based compensation of $(3.1) million and $7.6 million for the years ended December 31, 2010 and 2009, respectively, for former Quantum executives related to the Quantum acquisition in 2008, which are classified within acquisition-related charges in the consolidated statements of operations.

        The accounting standard on stock-based compensation requires the gross benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The future realizability of tax benefits related to stock compensation is dependent upon the timing of employee exercises and future taxable income, among other factors. The Company reported gross excess tax benefits of $2.7 million and $3.1 million in the years ended December 31, 2011 and 2010, but did not realize any tax benefit from the stock-based compensation expense incurred for the year ended December 2009 as the Company believed it was more likely than not that it would not realize the benefit from tax deductions related to equity compensation incurred in 2009.

        There was no significant non-employee stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009.

        The following table summarizes the distribution of stock-based compensation expense by function for the years ended December 31, 2011, 2010 and 2009:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(in thousands)
Cost of revenues	$7,840	$8,159	$4,831
Research and development	22,916	19,324	12,088
Selling, general and administrative	37,369	33,027	13,139

Total stock-based compensation expense, before income taxes	68,125	60,510	30,058
Tax benefit	(10,453)	(7,548)	—

Total stock-based compensation expense, net of income taxes	$57,672	$52,962	$30,058

  Stock Options, Restricted Stock Units and Employee Stock Purchase Plan

        In May 2005, Atmel's stockholders initially approved Atmel's 2005 Stock Plan (as amended, the "2005 Stock Plan"). As of December 31, 2011, 133.0 million shares were authorized for issuance under the 2005 Stock Plan, and 16.5 million shares of common stock remained available for grant. Under the 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

        Activity under Atmel's 2005 Stock Plan is set forth below:

		Outstanding Options
				Weighted- Average Exercise Price per Share
	Available for Grant	Number of Options	Exercise Price per Share
	(in thousands, except per share data)
Balances, December 31, 2008	30,186	31,263	$1.68-$24.44	$5.54
Restricted stock units issued	(8,951)	—	—	—
Performance-based restricted stock units issued	(83)	—	—	—
Adjustment for restricted stock units issued	(7,046)	—	—	—
Restricted stock units cancelled	1,766	—	—	—
Adjustment for restricted stock units cancelled	1,377	—	—	—
Options granted	(3,167)	3,167	$3.49-4.43	4.31
Options cancelled/expired/forfeited	14,396	(14,396)	$1.80-24.44	7.02
Options exercised	—	(1,206)	$1.80-4.35	2.71

Balances, December 31, 2009	28,478	18,828	$1.68-$24.44	$4.38

Restricted stock units issued	(11,701)	—
Adjustment for restricted stock units issued	(9,127)	—
Performance-based restricted stock units issued	(472)	—
Adjustment for perfomance-based restricted stock units issued	(368)	—
Restricted stock units cancelled	2,151	—
Adjustment for restricted stock units cancelled	1,678	—
Options granted	(315)	315	$4.77-10.01	5.39
Options cancelled/expired/forfeited	1,139	(1,139)	$2.11-24.44	5.79
Options exercised	—	(5,344)	$1.68-10.82	4.21

Balances, December 31, 2010	11,463	12,660	$1.68-$14.94	$4.35

Additional shares authorized	19,000	—
Restricted stock units issued	(6,343)	—
Adjustment for restricted stock units issued	(4,017)	—
Performance-based restricted stock units issued	(3,474)	—
Adjustment for perfomance-based restricted stock units issued	(2,124)	—
Restricted stock units cancelled	1,025	—
Adjustment for restricted stock units cancelled	793	—
Performance-based restricted stock units cancelled	25	—
Adjustment for perfomance-based restricted stock units cancelled	17	—
Options cancelled/expired/forfeited	158	(158)	$2.11-$14.94	5.01
Options exercised	—	(4,285)	$1.80-$13.77	4.51

Balances, December 31, 2011	16,523	8,217	$1.68-$10.01	$4.26

        Restricted stock units are granted from the pool of options available for grant. As the result of an amendment and restatement of the 2005 Stock Plan in May 2011, every share underlying restricted stock, restricted stock units (including performance based restricted stock units), and stock purchase rights issued on or after May 18, 2011 (the date on which the amendment and restatement became effective) is counted against the numerical limit for options available for grant as 1.61 shares in the table above, except that restricted stock, restricted stock units (including performance based restricted stock units), and stock purchase rights issued prior to May 18, 2011, continue to be governed by an earlier amendment to the 2005 Stock Plan that provided for a numerical limit of 1.78 shares. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements granted on or after May 18, 2011 are cancelled, forfeited or repurchased by the Company and would otherwise return to the 2005 Stock Plan, 1.61 times the number of those shares will return to the 2005 Stock Plan and will again become available for issuance. The Company issued 8.1 million shares of restricted stock units from May 18, 2011 to December 31, 2011 (net of cancellations) resulting in a reduction of 13.0 million shares available for grant under the 2005 Stock Plan.

        The Company issued 36.1 million restricted stock units from May 14, 2008 to May 17, 2011 (net of cancellations), resulting in a reduction of 64.3 million shares available for grant under the 2005 Stock Plan, based on the 1.78 numerical limit in effect until May, 18, 2011.

  Restricted Stock Units

        Activity related to restricted stock units is set forth below:

	Number of Shares	Weighted-Average Fair Value Per Share
	(In thousands, except per share data)
Balance, December 31, 2008	20,422	$4.33
Restricted stock units issued	8,951	4.18
Performance-based restricted stock units issued	83	3.63
Restricted stock units vested	(3,646)	3.83
Restricted stock units cancelled	(750)	3.90
Performance-based restricted stock units cancelled	(1,016)	3.78

Balance, December 31, 2009	24,044	$4.38

Restricted stock units issued	11,701	7.97
Performance-based restricted stock units issued	472	5.49
Restricted stock units vested	(4,816)	6.23
Restricted stock units cancelled	(1,200)	4.28
Performance-based restricted stock units cancelled	(951)	4.10

Balance, December 31, 2010	29,250	$5.56

Restricted stock units issued	6,343	10.88
Performance-based restricted stock units issued	3,474	13.94
Restricted stock units vested	(6,345)	11.79
Performance-based restricted stock units vested	(8,485)	14.00
Restricted stock units cancelled	(1,025)	6.80
Performance-based restricted stock units cancelled	(25)	9.77

Balance, December 31, 2011	23,187	$3.18

        For the year ended December 31, 2011, 6.3 million restricted stock units vested, including 2.3 million units withheld for taxes. These vested restricted stock units had a weighted-average fair value of $11.79 per share on the vesting dates for the year ended December 31, 2011. As of December 31, 2011, total unearned stock-based compensation related to unvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $177.9 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.8 years.

        For the year ended December 31, 2010, 4.8 million restricted stock units vested, including 1.4 million units withheld for taxes. These vested restricted stock units had a weighted-average fair value of $6.23 per share on the vesting dates for the year ended December 31, 2010. As of December 31, 2010, total unearned stock-based compensation related to unvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $127.1 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 3.2 years.

        For the year ended December 31, 2009, 3.6 million restricted stock units vested, including 1.3 million units withheld for taxes. These vested restricted stock units had a weighted-average fair value of $3.83 on the vesting dates. As of December 31, 2009, total unearned stock-based compensation related to unvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $73.3 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 3.0 years.

        Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying such restricted stock units are not considered issued and outstanding. Upon vesting of restricted stock units, shares withheld by the Company to pay taxes are retired.

  Performance-Based Restricted Stock Units

        In the quarter ended June 30, 2011, 8.5 million performance based restricted stock units issued under the Company's 2008 Incentive Plan (the "2008 Plan") vested upon board of director approval on May 23, 2011 as a result of the Company achieving all of the performance criteria as of March 31, 2011. A total of 5.1 million shares were issued to participants, net of withholding taxes of 3.3 million shares, which represented all remaining shares available under the 2008 Plan. These vested performance based restricted stock units had a weighted average value of $14 per share on the vesting date. The Company recorded total stock based compensation expense related to performance based restricted stock units of $6.5 million, $24.8 million and $0.5 million under the 2008 Plan in the years ended December 31, 2011, 2010 and 2009.

        In May 2011, the Company adopted the 2011 Long-Term Performance Based Incentive Plan (the "2011 Plan"), which provides for the grant of restricted stock units to eligible employees; vesting of these restricted stock units is subject to the satisfaction of specified performance metrics, such as revenue growth and operating margin targets over the designated performance periods. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013, consisting of three one year performance periods (calendar years 2011, 2012 and 2013) and a three year cumulative performance period. The Company issued a total of 3.4 million performance-based restricted stock units under the 2011 Plan. The Company recorded total stock-based compensation expense related to performance-based restricted stock units of $7.5 million under the 2011 Plan for the year ended December 31, 2011.

  Stock Option Awards

Options Outstanding					Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
(In thousands, except per share prices and life data)
$1.68 - 3.24	981	3.95	$2.73	$5,270	905	3.76	$2.69	$4,901
3.26 - 3.29	512	3.62	3.28	2,465	505	3.58	3.28	2,432
3.32 - 3.32	1,090	6.21	3.32	5,210	1,005	6.19	3.32	4,803
3.41 - 4.20	926	6.66	4.13	3,676	592	6.58	4.12	2,358
4.23 - 4.40	820	4.95	4.25	3,157	332	5.12	4.27	1,224
4.43 - 4.43	1,000	7.71	4.43	3,670	413	7.71	4.43	1,516
4.56 - 4.89	1,528	5.19	4.82	5,013	1,443	5.01	4.82	4,729
4.92 - 5.75	826	4.79	5.39	2,234	826	5.01	5.39	2,111
5.96 - 8.89	520	4.97	6.38	870	396	4.57	6.42	638
10.01 - 10.01	14	8.88	10.01	—	3	8.88	10.01	—

	8,217	5.48	$4.26	$31,565	6,420	5.21	$4.22	$24,712

        The number of options exercisable under Atmel's stock option plans at December 31, 2011, 2010 and 2009 were 6.4 million, 8.5 million and 11.1 million, respectively. For the years ended December 31, 2011, 2010 and 2009, the number of stock options that were forfeited, but were not available for future stock option grants due to the expiration of these shares under the 1986 Stock Plan was not material.

        For the years ended December 31, 2011, 2010 and 2009, the number of stock options that were exercised were 4.3 million, 5.3 million and 1.2 million, respectively, which had a total intrinsic value at the date of exercise of $42.0 million, $24.8 million and $1.5 million, respectively, and had an aggregate exercise price of $19.3 million, $22.5 million and $3.3 million, respectively.

        On August 3, 2009, the Company commenced an exchange offer whereby eligible employees were given the opportunity to exchange some or all of their outstanding stock options with an exercise price greater than $4.69 per share (which was equal to the 52-week high of the Company's per share stock price as of the start of the offer) that were granted on or before August 3, 2008, whether vested or unvested, for restricted stock units or, for certain employees, a combination of restricted stock units and stock options. The exchange ratio was based on the per share exercise price of the eligible stock options. The Company completed the exchange offer on August 28, 2009, under which 9.5 million stock options were exchanged for 1.4 million stock options and 2.3 million restricted stock units. The modification of these stock options did not result in a material charge to the Company's financial results for the year ended December 31, 2009.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended
	December 31, 2010	December 31, 2009
Risk-free interest rate	2.05%	2.38%
Expected life (years)	5.54	5.58
Expected volatility	54%	55%
Expected dividend yield	—	—

        No options were granted for the year ended December 31, 2011.

        The Company's weighted-average assumptions for the years ended December 31, 2010 and 2009 were determined in accordance with the accounting standard on stock-based compensation and are further discussed below.

        The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and was derived based on an evaluation of the Company's historical settlement trends including an evaluation of historical exercise and expected post-vesting employment-termination behavior. The expected life of employee stock options impacts all underlying assumptions used in the Company's Black-Scholes option-pricing model, including the period applicable for risk-free interest and expected volatility.

        The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company's employee stock options.

        The Company calculates the historic volatility over the expected life of the employee stock options and believes this to be representative of the Company's expectations about its future volatility over the expected life of the option.

        The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

        The weighted-average estimated fair value of options granted for the years ended 2010 and 2009 was $2.70 and $2.25, respectively.

        As of December 31, 2011, total unearned compensation expense related to unvested stock options was approximately $5.1 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.6 years.

  Employee Stock Purchase Plan

        Under the 1991 Employee Stock Purchase Plan ("1991 ESPP"), qualified employees are entitled to purchase shares of Atmel's common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the six-month offering period or at 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee's eligible compensation. There were 0.8 million, 2.0 million and 2.1 million shares purchased under the 1991 ESPP for the years ended December 31, 2011, 2010 and 2009, at an average price per share of $4.85, $3.65 and $3.03, respectively. The remaining 1.9 million shares available under the 1991 ESPP expired in the three months ended March 31, 2011. In 2010, the Company's stockholders approved a new 2010 Employee Stock Purchase Plan ("2010 ESPP") and authorized an additional 25.0 million shares for issuance under the 2010 ESPP. There were 0.7 million shares purchased under the 2010 ESPP for the year ended December 31, 2011 at an average price per share of $8.56. Of the 25.0 million shares authorized for issuance under the 2010 ESPP, 24.3 million shares were available for issuance at December 31, 2011. The 1991 ESPP and the 2010 ESPP are collectively referred to as the "Company's ESPPs".

        The fair value of each purchase under the Company's ESPPs is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. The following assumptions were utilized to determine the fair value of the Company's ESPPs shares:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Risk-free interest rate	0.12%	0.18%	0.35%
Expected life (years)	0.50	0.50	0.50
Expected volatility	46%	45%	73%
Expected dividend yield	—	—	—

        The weighted-average fair value of the rights to purchase shares under the Company's ESPPs for offering periods started for the years ended December 31, 2011, 2010 and 2009 was $2.70, $0.89 and $0.86, respectively. Cash proceeds for the issuance of shares under the Company's ESPPs were $9.4 million, $7.4 million and $6.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

  Common Stock Repurchase Program

        Atmel's Board of Directors has authorized $500.0 million of funding for its stock repurchase program. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company's cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities.

        During the years ended December 31, 2011 and 2010, Atmel repurchased 28.8 million and 11.7 million shares, respectively, of its common stock on the open market at an average repurchase price of $10.57 and $7.59 per share, excluding commission, and subsequently retired those shares. Common stock and additional paid-in capital were reduced by $304.2 million and $89.2 million, excluding commission, for the years ended December 31, 2011 and 2010, respectively, as a result of the stock repurchases. As of December 31, 2011, $106.8 million remained available for repurchase under this program.

Note 10    ACCUMULATED OTHER COMPREHENSIVE INCOME

        Comprehensive income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income for the Company arises from foreign currency translation adjustments, actuarial gains related to defined benefit pension plans and net unrealized gains (losses) on investments. The components of accumulated other comprehensive income at December 31, 2011 and 2010, net of tax, are as follows:

	December 31, 2011	December 31, 2010
	(In thousands)
Foreign currency translation	$7,725	$14,588
Actuarial gains related to defined benefit pension plans	1,712	1,909
Net unrealized gains (losses) on investments	11	(168)

Total accumulated other comprehensive income	$9,448	$16,329

Note 11    COMMITMENTS AND CONTINGENCIES

  Commitments

  Leases

        The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. The Company also leases certain manufacturing equipment and software rights under operating leases. Total rental expense for the years ended December 31, 2011, 2010 and 2009 was $20.1 million, $19.7 million and $19.9 million, respectively.

        On August 30, 2011, the Company completed the sale of its San Jose corporate headquarters and adjacent parcels of land to Ellis Partners LLC for an aggregate sale price of $48.5 million. Concurrent with the sale, the Company is leasing back its corporate headquarters facility for a term of seven months at a rate of $0.2 million per month with two three-month renewal options (see Note 15).

        On August 30, 2011, the Company entered into a ten year lease of approximately $52.6 million for a new corporate headquarters located at 1600 Technology Drive in San Jose, California (the "Technology

Drive Lease"). The Company expects to commence occupancy of the premises in the second quarter of 2012 (See Note 15).

        Aggregate non-cancelable future minimum rental payments under operating leases are as follows:

Years Ending December 31:	Operating Leases
(In thousands)
2012	$3,453
2013	6,671
2014	6,394
2015	5,926
2016	5,983
Thereafter	34,514

$62,941

  Indemnification

        As is customary in the Company's industry, the Company's standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company's products. From time to time, the Company will indemnify customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of the Company's products and services, usually up to a specified maximum amount. In addition, as permitted under state laws in the United States, the Company has entered into indemnification agreements with its officers and directors and certain employees, and the Company's bylaws permit the indemnification of the Company's agents. In the Company's experience, the estimated fair value of the liability is not material.

  Purchase Commitments

        At December 31, 2011, the Company had certain commitments which were not included on the consolidated balance sheet at that date. These include outstanding capital purchase commitments of $3.4 million and wafer purchase commitments of approximately $216.7 million from the Company's manufacturing service agreement with LFoundry Rousset (See Note 15). The wafer purchase commitment with Telefunken Semiconductors GmbH & Co. KG concluded as of December 31, 2011.

  Contingencies

  Legal Proceedings

        The Company is party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statement of cash flows. If, however, an unfavorable ruling were to occur in any of the legal proceedings described below, there exists the possibility of a material adverse effect on the Company's financial position, results of operations and cash flows. The Company has accrued for losses related to the litigation described below that it considers probable and for which the loss can be reasonably estimated. In the event that a probable loss cannot be reasonably estimated, it has not accrued for such losses. The Company continues to monitor these matters; its determination could change, however, and the Company may decide, at some future date, to establish an appropriate reserve. With respect to each of the matters below, except where noted otherwise, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at December 31, 2011. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted, management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

        Matheson Litigation.    On September 28, 2007, Matheson Tri-Gas ("MTG") filed suit against the Company in Texas state court in Dallas County. Plaintiff alleged claims for: (1) breach of contract for the Company's alleged failure to pay minimum payments under a purchase requirements contract; (2) breach of contract under a product supply agreement; and (3) breach of contract for failure to execute a process gas agreement. MTG sought unspecified damages, pre- and post-judgment interest, attorneys' fees and costs. In late November 2007, the Company filed its answer denying liability. In July 2008, the Company filed an amended answer, counterclaim and cross claim seeking among other things a declaratory judgment that a termination agreement cut off any claim by MTG for additional payments. In an Order entered on June 26, 2009, the Court granted the Company's motion for partial summary judgment dismissing MTG's breach of contract claims relating to the requirements contract and the product supply agreement. The parties dismissed the remaining claims and, on August 26, 2009, the Court entered a Summary Judgment Order and Final Judgment. MTG filed a Motion to Modify Judgment and Notice of Appeal on September 24, 2009. On July 27, 2011, the Texas Court of Appeals affirmed the trial court's judgment. After the Court of Appeals denied MTG's motion for a rehearing, MTG declined to appeal the decision to the Supreme Court of Texas and the Company has determined that this matter has concluded.

        Distributor Litigation.    On June 3, 2009, the Company filed an action in Santa Clara County Superior Court against three of the Company's now-terminated Asia-based distributors, NEL Group Ltd. ("NEL"), Nucleus Electronics (Hong Kong) Ltd. ("NEHK") and TLG Electronics Ltd. ("TLG"). The Company sought, among other things, to recover $8.5 million owed, plus applicable interest and attorneys fees. On June 9, 2009, NEHK separately sued the Company in Santa Clara County Superior Court, alleging that the Company's suspension of shipments to NEHK on September 23, 2008 — one day after TLG appeared on the Department of Commerce, Bureau of Industry and Security's Entity List — breached the parties' International Distributor Agreement. NEHK also alleged that the Company libeled it, intentionally interfered with contractual relations and/or prospective business advantage, and violated California Business and Professions Code Sections 17200 et seq. and 17500 et seq. Both matters were then consolidated. On July 29, 2009, NEL also filed a cross-complaint against the Company that alleged claims virtually identical to those NEHK had alleged. NEL and NEHK sought damages of up to $50.0 million. Because TLG did not answer the Company's complaint, on November 23, 2009, the Court entered a default judgment against TLG of $2.7 million. The litigation against NEHK and NEL proceeded. On March 28, 2011, the Court entered an order requiring that NEL (and/or certain of its subsidiaries, including NEHK) deposit $2.9 million in a court-administered account until final disposition of the litigation or a further court order. The Court ordered these funds to be deposited after it found this amount to be the current "gain" realized from certain restructuring transactions NEL and NEHK completed in violation of the Court's October 22, 2009 preliminary injunction prohibiting such restructuring. Despite the Court order, no funds ever were deposited with the Court. On June 3, 2011, NEL and NEHK's counsel withdrew from the case and never were replaced. Accordingly, on December 22, 2011, the Court dismissed NEL's and NEHK's claims with prejudice, and, on February 8, 2012, entered a default judgment holding each jointly and severally liable to the Company for $8.6 million. The default judgment also held NEL jointly and severally liable with TLG for the full amount of the default judgment entered against TLG in November 2009. With accrued interest, that judgment now totals $3.3 million. NEL thus has been adjudged liable to the Company for $11.9 million in total.

        French Labor Litigation.    On July 24, 2009, 56 former employees of the Company's Nantes facility filed claims in the First Instance labor court, Nantes, France against the Company and MHS Electronics claiming that (1) the Company's sale of the Nantes facility to MHS (XbyBus SAS) in 2005 did not result in the transfer of their labor agreements to MHS, and (2) these employees should still be considered Company employees, with the right to claim related benefits from the Company. Alternatively, each employee seeks damages of at least 45.0 thousand Euros and court costs. Five of the original 56 plaintiffs later dropped out of the case — leaving 51 remaining plaintiffs. On November 30, 2011, the Court rejected plaintiffs' claims. Two plaintiffs have appealed the Court's decision. These claims are similar to those filed in the First Instance labor court in October 2006 by 47 other former employees of the Company's Nantes facility (MHS was not named a defendant in the earlier claims). On July 24, 2008, the judge hearing the earlier claims issued an oral ruling in favor of the Company, finding that there was no jurisdiction for those claims by certain "protected employees," and denying the claims as to all other employees. Forty of those earlier plaintiffs appealed, and on February 11, 2010, the Court of Appeal of Rennes, France affirmed the lower court's ruling. Plaintiffs' time to appeal expired and the earlier litigation now is concluded.

        Azure Litigation.    On December 22, 2010, Azure Networks, LLC, a non-practicing entity, and Tri-County Excelsior Foundation, a non-profit organization, sued the Company and several other semiconductor companies for patent infringement in the United States District Court for the Eastern District of Texas. In a First Amended Complaint filed on April 18, 2011, Plaintiffs alleged that the Company makes, uses, offers for sale, sells, and/or imports into or within the United States RF transceivers that, when integrated with certain Zigbee-compliant software that the Company provides, allegedly induced the infringement of United States Patent Number 7,020,501 (entitled "Energy Efficient Forwarding in Ad-Hoc Wireless Networks"). On May 5, 2011, the Company filed counterclaims seeking a declaration that the '501 patent is invalid and not infringed. On July 11, 2011, the Court granted the Company and plaintiffs' joint motion to dismiss without prejudice all claims and counterclaims, resulting in the conclusion of this matter.

        Infineon Litigation.    On April 11, 2011, Infineon Technologies A.G. and Infineon Technologies North America Corporation (collectively, "Infineon") filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. Infineon alleges that the Company is infringing 11 Infineon patents and seeks a declaration that three of the Company's patents are either invalid or not infringed. On July 5, 2011, the Company answered Infineon's complaint, and filed counterclaims seeking a declaration that each of the 11 asserted Infineon patents is invalid and not infringed. The Company also counterclaimed for infringement of six of the Company's patents and breach of contract related to Infineon's breach of a confidentiality agreement. On July 29, 2011, Infineon answered these counterclaim and sought a declaration that the Company's newly-asserted patents were either invalid or not infringed. On January 31, 2012, the Company filed a motion for leave to amend its counterclaims to allege Infineon's infringement of four additional Atmel patents. The Company intends to prosecute its claims and defend vigorously against Infineon's claims.

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

  Product Warranties

        The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The Company's products are generally covered by a warranty typically ranging from 30 days to two years.

        The following table summarizes the activity related to the product warranty liability for the years ended December 31, 2011, 2010 and 2009.

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(In thousands)
Balance at beginning of period	$4,019	$4,225	$5,579
Accrual for warranties during the period	7,383	3,779	3,190
Actual costs incurred	(5,656)	(3,985)	(4,544)

Balance at end of period	$5,746	$4,019	$4,225

        Product warranty liability is included in accrued and other liabilities on the consolidated balance sheets.

  Guarantees

        During the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by either the Company or its subsidiaries. As of December 31, 2011, the maximum potential amount of future payments that the Company could be required to make under these guarantee agreements was $1.9 million. The Company has not recorded any liability in connection with these guarantee arrangements. Based on historical experience and information currently available, the Company believes it will not be required to make any payments under these guarantee arrangements.

Note 12    INCOME TAXES

        The components of income (loss) before income taxes were as follows:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(In thousands)
U.S.	$125,905	$102,590	$(119,143)
Foreign	255,285	13,762	(16,896)

Income (loss) before income taxes	$381,190	$116,352	$(136,039)

        The provision for (benefit from) income taxes consists of the following:

		Years Ended
		December 31, 2011	December 31, 2010	December 31, 2009
		(In thousands)
Federal	Current	$2,454	$(142,191)	$9,300
	Deferred	5,982	(88,291)	—
State	Current	172	58	52
	Deferred	(2,064)	(20,041)	—
Foreign	Current	18,979	8,495	(20,761)
	Deferred	40,677	(64,753)	(15,132)

Provision for (benefit from) income taxes		$66,200	$(306,723)	$(26,541)

        The Company's effective tax rate differs from the U.S. Federal statutory income tax rate as follows:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
U.S. Federal statutory income tax rate	35.00%	35.00%	35.00%
State tax	0.22	0.65	(2.61)
Effect of foreign operations	(15.52)	(40.37)	(29.00)
Recognition of tax credits	(2.95)	(56.22)	72.68
Net operating loss and future deductions not currently benefited	—	27.82	(40.18)
Release of valuation allowance	(0.09)	(100.33)	—
Audit settlements and IRS refunds	0.20	(129.42)	(11.89)
Other	0.51	(0.75)	(4.50)

Effective tax provision rate	17.37%	(263.62)%	19.50%

        The significant components of the tax provision for the year ended December 31, 2011 were from operations in jurisdictions with operating profits. The Company's effective tax rate for the year ended December 31, 2011 is lower than the statutory federal income tax rate of 35%. For 2011, the Company's tax provision was lower than it otherwise would have been due to revenue recognized in lower tax rate jurisdictions as a result of a global tax restructuring implemented on January 1, 2011.

        For the year ended December 31, 2010, the significant components of the tax benefit were the favorable settlement of the IRS tax audit, the release of valuation allowances attributable to deferred tax assets, and the recognition of certain U.S. foreign tax credits and foreign R&D credits. For the year ended December 31, 2009, the significant components of the tax benefit were benefits of $39.9 million due to the recognition of refundable foreign R&D credits that related to prior years. The refundability of these credits does not depend on the existence of taxable income or a tax liability and the credits were not previously recognized due to uncertainty over the realization of these credits. The credits were realized during these years as the income tax audits were completed or the statutes of limitations for the credits expired.

  Deferred income taxes

        The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31, 2011	December 31, 2010
	(In thousands)
Deferred income tax assets:
Net operating losses	$33,324	$89,944
Research and development, foreign tax and other tax credits	45,327	67,224
Accrued liabilities	33,124	47,867
Fixed assets	42,501	37,182
Intangible assets	12,356	13,359
Deferred income	8,391	8,252
Stock-based compensation	6,830	7,335
Unrealized foreign exchange translation	4,651	—
Other	4,832	5,803

Total deferred income tax assets	191,336	276,966

Deferred income tax liabilities:
Fixed assets	(57)	(138)
Unrealized foreign exchange translation	—	(2,506)
Deferred income	(693)	(590)
Unremitted earnings of foreign subsidiaries	(5,075)	(11,931)
Foreign losses subject to recapture	(15,170)	—
Other	—	(214)

Total deferred tax liabilities	(20,995)	(15,379)

Less valuation allowance	(38,742)	(85,755)

Net deferred income tax assets	$131,599	$175,832

Reported as:
Current deferred tax assets(1)	$10,239	$39,295
Current deferred tax liabilities(2)	—	(3,968)
Non-current deferred tax assets(3)	121,417	140,562
Non-current deferred tax liabilities(4)	(57)	(57)

Net deferred income tax assets	$131,599	$175,832

(1)
Included within Prepaids and other current assets on the consolidated balance sheets.

(2)
Included within Accrued and other liabilities on the consolidated balance sheets.

(3)
Included within Other assets on the consolidated balance sheets.

(4)
Included within Other long-term liabilities on the consolidated balance sheets.

        Similar to the Company's position during the fourth quarter of 2010, it concluded that it was more likely than not that it would be able to realize the benefit of a significant portion of our deferred tax assets in the future, except certain assets related to state net operating losses and state tax credits, including R&D credit carryforwards. As a result, the Company continues to provide a full valuation allowance on the deferred tax assets relating to those items for year ended December 31, 2011.

        As a result of certain realization requirements of the accounting standard for stock-based compensation, the table of deferred tax assets and liabilities shown above does not include deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The Company uses the "with and without" method to determine the order in which tax attributes are utilized. The Company only recognizes excess tax benefits from stock-based awards in additional paid-in capital if an incremental tax benefit is realized from a reduction in taxes payable, after all other tax attributes currently available to the Company have been utilized. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes, such as research tax credits, through the consolidated statements of operations. The tax benefit realized from stock options exercised during 2011 was $2.7 million.

        As of December 31, 2011, income taxes were provided on the undistributed earnings in Atmel Automotive, Atmel Switzerland, and Atmel SARL. In determining the tax liability, the Company has accounted for potential gross-up of foreign taxes and expected foreign tax credits determined on the basis of U.S. tax rules governing earnings and profits computations in these jurisdictions. The Company continues to assert indefinite re-investment with respect to the earnings and profits of its other foreign subsidiaries (other than earnings subject to current U.S. tax under subpart F or Section 956 of the Internal Revenue Code) amounting to approximately $297.2 million as it is currently the Company's intention to reinvest these earnings indefinitely in operations outside the U.S. The Company estimates that its U.S. cash needs will be met from its prospective business operations and it will not need to repatriate cash (earnings) from its foreign jurisdictions to the US.

        The Company's tax attribute carryforwards as of December 31, 2011 consist of the following (in thousands):

Tax Attribute	December 31, 2011	Nature of Expiration
Foreign net operating loss carry forwards	$129,095	beginning 2012
State net operating loss carry forwards	549,694	2012-2031
Federal R&D credits, net of those related to stock option deductions	4,971	beginning 2020
Federal R&D credits related to stock option deductions	28,249	beginning 2020
State R&D credits	11,837	indefinite
Foreign tax credits	50,882	beginning 2020
State investment tax credits	11,644	beginning 2012
Foreign R&D credits	21,274	refundable

        The Company believes it may not be able to utilize the net operating loss carry forwards in non-U.S. jurisdictions before they expire, starting in 2012.

  Unrecognized tax benefits

        The Company recognizes uncertain tax positions only to the extent that management believes that it is more-likely-than-not that the position will be sustained. The reconciliation of the beginning and ending amount of gross unrecognized tax benefits ("UTB") is as follows:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(In thousands)
Balance at January 1	$63,593	$182,552	$215,978
Tax Positions Related to Current Year:
Additions	8,794	35,810	12,619
Tax Positions Related to Prior Years:
Additions	—	—	10,899
Reductions	(568)	(34)	(5,731)
Lapse of Statute of Limitation	(1,672)	(2,239)	(401)
Settlements	(2,180)	(152,496)	(50,812)

Balance at December 31	$67,967	$63,593	$182,552

        Included in the UTBs at December 31, 2011, 2010 and 2009, are $25.2 million, $24.7 million and $69.7 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2011, 2010 and 2009, are $42.8 million, $38.9 million and $112.8 million, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.

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

  Income tax audits

        The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2001 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 2001 through 2011 tax years generally remain subject to examination by their respective tax authorities.

        In the year ended December 31, 2011, the French tax authority completed its examination of tax years 2007 through 2009 for one of the Company's French subsidiaries. The examination for these years resulted in a tax benefit of $2.2 million, related to the release of previously accrued tax reserves.

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

        The Company's policy is to recognize interest and/or penalties related to income tax matters in its income tax provision. In the years ended December 31, 2011, 2010 and 2009, the Company recognized expense (credits) related to interest and penalties in the consolidated statements of operations of $0.5 million, $(45.8) million and $1.6 million, respectively. The total amount of interest and penalties accrued on the consolidated balance sheets as of December 31, 2011 and 2010 was $1.4 million and $0.9 million, respectively.

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

        The aggregate net pension expense relating to the two plan types are as follows:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(In thousands)
Service costs	$1,289	$1,577	$1,477
Interest costs	1,326	1,568	1,469
Amortization of actuarial loss (gain)	67	(49)	(100)
Settlement and other related (gains) losses	(726)	1,149	—

Net pension expenses	$1,956	$4,245	$2,846

        Settlement and other related gains of $0.7 million for the year ended December 31, 2011 related to restructuring activity in the Company's Rousset, France operations initiated in the second quarter of 2010. Settlement and other related losses of $1.1 million for the year ended December 31, 2010 consisted of $0.9 million related to the sale of the Company's manufacturing operations in Rousset, France which was recorded as a charge to cost of revenues and $0.2 million related to the Company's sale of its Secure Microcontroller Solutions business which was recorded as a charge to research and development expenses in the consolidated statements of operations.

        The change in projected benefit obligation during the years ended December 31, 2011 and 2010 and the accumulated benefit obligation at December 31, 2011 and 2010, were as follows:

	December 31, 2011	December 31, 2010
	(In thousands)
Projected benefit of obligation at beginning of the year	$26,898	$28,854
Service costs	1,289	1,577
Interest costs	1,326	1,568
Transfer of obligation upon sale	(91)	(5,284)
Settlement	(726)	—
Amendments and plan transfers	422	693
Actuarial loss	199	2,060
Benefits paid	(182)	(112)
Foreign currency exchange rate changes	616	(2,458)

Projected benefit obligation at end of the year	$29,751	$26,898

Accumulated benefit obligation at end of the year	$24,069	$23,425

        As the defined benefit plans are unfunded, the liability recognized on the consolidated balance sheet as of December 31, 2011 was $29.8 million, of which $0.5 million is included in accrued and other liabilities and $29.3 million is included in other long-term liabilities. The liability recognized on the consolidated balance sheet as of December 31, 2010 was $26.9 million, of which $0.4 million is included in accrued and other liabilities and $26.5 million is included in other long-term liabilities.

        Actuarial assumptions used to determine benefit obligations for the plans were as follows:

Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Assumed discount rate	4.6-5.3%	4.7-5.0%	4.9-5.8%
Assumed compensation rate of increase	2.5-3.0%	2.1-4.0%	2.2-4.0%

        The discount rate is based on the quarterly average yield for Euros treasuries with a duration of 30 years, plus a supplement for corporate bonds (Euros, AA rating).

        Future estimated expected benefit payments over the next ten years are as follows:

Years Ending December 31:
(In thousands)
2012	$484
2013	555
2014	506
2015	827
2016	957
2017 through 2021	9,052

$12,381

        The Company's pension liability represents the present value of estimated future benefits to be paid.

        With respect to the Company's unfunded pension plans in Europe, for the year ended December 31, 2011, a change in assumed discount rate and compensation rate used to calculate the present value of pension obligation resulted in an increase in pension liability of $0.2 million, which was charged to accumulated other comprehensive income in stockholders' equity.

        The Company's net pension cost for 2012 is expected to be approximately $2.8 million. Cash funding for benefits paid was $0.2 million for the year ended December 31, 2011. Cash funding for benefits to be paid for 2012 is expected to be approximately $0.3 million.

        Amounts recognized in accumulated other comprehensive income consist of net actuarial gain of $1.7 million and $1.9 million at December 31, 2011 and 2010, respectively. Net actuarial gains expected to be minimal and will be recognized as a component of net periodic pension benefit cost during 2012, which included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and comprehensive income as of December 31, 2011.

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

        The Company evaluates segment performance based on revenues and income or loss from operations excluding acquisition-related charges, restructuring charges, asset impairment charges and (gain) loss on sale of assets. Interest and other (expenses) income, net, foreign exchange gains and losses and income taxes are not measured by operating segment. Because the Company's segments reflect the manner in which management reviews its business, they necessarily involve subjective judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect products, technologies or applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events may affect the manner in which we present segments in the future.

        Segments are defined by the products they design and sell. They do not make sales to each other. The Company's net revenues and segment income (loss) from operations for each reportable segment for the years ended December 31, 2011, 2010 and 2009 are as follows:

  Information about Reportable Segments

	Micro- Controllers	Nonvolatile Memories	RF and Automotive	ASIC	Total
	(In thousands)
Year ended December 31, 2011
Net revenues from external customers	$1,113,579	$255,683	$202,013	$231,778	$1,803,053
Segment income from operations	235,478	55,721	16,962	64,009	$372,170
Year ended December 31, 2010
Net revenues from external customers	$892,301	$277,179	$188,090	$286,490	$1,644,060
Segment income from operations	158,888	39,839	14,341	13,008	$226,076
Year ended December 31, 2009
Net revenues from external customers	$457,797	$290,936	$147,871	$320,741	$1,217,345
Segment (loss) income from operations	(1,741)	10,255	(8,402)	(22,038)	$(21,926)

        The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment's performance.

  Reconciliation of Segment Information to Consolidated Statements of Operations

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(In thousands)
Total segment income (loss) from operations	$372,170	$226,076	$(21,926)
Unallocated amounts:
Acquisition-related charges	(5,408)	(1,600)	(16,349)
Restructuring charges	(20,064)	(5,253)	(6,681)
Asset impairment charges	—	(11,922)	(79,841)
Gain (loss) on sale of assets	35,310	(99,767)	164

Consolidated income (loss) from operations	$382,008	$107,534	$(124,633)

        Geographic sources of revenues were as follows:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(In thousands)
United States	$249,887	$260,091	$209,494
Germany	237,777	207,305	167,808
France	31,231	55,107	73,926
Japan	57,376	46,671	35,691
China, including Hong Kong	531,561	489,480	342,172
Singapore	42,982	42,819	54,221
Taiwan	135,650	115,559	71,206
South Korea	223,967	143,213	46,220
Rest of Asia-Pacific	71,048	70,958	57,791
Rest of Europe	193,558	177,274	139,244
Rest of the World	28,016	35,583	19,572

Total net revenues	$1,803,053	$1,644,060	$1,217,345

        Net revenues are attributed to countries based on the locations to where the Company ships.

        No single customer accounted for more than 10% of net revenues in any of the years ended December 31, 2011, 2010 and 2009. Two distributors accounted for 15% and 14% of accounts receivable at December 31, 2011. Two distributors accounted for 14% and 12% of accounts receivable at December 31, 2010.

        Locations of long-lived assets as of December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010
	(In thousands)
United States	$81,777	$106,052
Philippines	71,332	65,049
Germany	20,681	18,963
France	30,277	30,674
Asia-Pacific	59,906	47,524
Rest of Europe	10,534	13,513

Total	$274,507	$281,775

        Excluded from the table above are auction-rate securities of $2.3 million as of December 31, 2011 and 2010, which are included in other assets on the consolidated balance sheets. Also excluded from the table above as of December 31, 2011 and 2010 are goodwill of $67.7 million and $54.7 million, respectively, intangible assets, net of $21.0 million and $17.6 million, respectively and deferred income tax assets of $121.4 million and $140.6 million, respectively.

 Note 15    (GAIN) LOSS ON SALE OF ASSETS AND ASSET IMPAIRMENT CHARGES

  (Gain) Loss on Sale of Assets

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(In thousands)
San Jose Corporate Headquarters	$(33,428)	$—	$—
Secure Microcontroller Solutions	—	5,715	—
Rousset, France	—	94,052	—
Heilbronn, Germany	—	—	(164)
Dream, France	(1,882)	—	—

Total (gain) loss on sale of assets	$(35,310)	$99,767	$(164)

  Sale and Leaseback of San Jose Corporate Headquarters

        On August 30, 2011, the Company completed the sale of its San Jose corporate headquarters and adjacent parcels of land to Ellis Partners LLC for an aggregate sale price of $48.5 million. Concurrent with the sale, the Company is leasing back its corporate headquarters facility for a term of seven months at a rate of $0.2 million per month with two three-month renewal options. The net book value of the properties sold was approximately $12.3 million on the closing date. The sale qualified for minor sale leaseback accounting; therefore, the gain of $33.4 million was recorded in the year ended December 31, 2011, which is summarized below:

(In thousands)
Sales price	$(48,500)
Net book value of assets transferred	12,262
Transaction related costs	2,810

Gain on sale of assets	$(33,428)

  DREAM

        On February 15, 2011, the Company sold its DREAM business, including its French subsidiary, Digital Research in Electronics, Acoustics and Music SAS (DREAM), which sold custom-designed ASIC chips for karaoke and other entertainment machines, for $2.3 million. The Company recorded a gain of $1.9 million, which is reflected in gain on sale of assets in the consolidated statements of operations.

  Secure Microcontroller Solutions

        On September 30, 2010, the Company completed the sale of its SMS business to INSIDE Contactless S.A. ("INSIDE"). Under the terms of the sale agreement, the Company transferred certain assets and employee liabilities to INSIDE in return for cash consideration of $37.0 million, subject to a working capital adjustment. Cash proceeds of $5.0 million were deposited in escrow by INSIDE to secure the payment of potential post-sale losses. The Company also entered into other ancillary agreements, including technology licensing and transition services for certain supply arrangements, testing, and engineering services. The Company recorded a loss on sale of $5.7 million, which is summarized below:

(In thousands)
Sales consideration	$(37,000)
Net assets transferred, including working capital	32,420
Release of currency translation adjustment	2,412
Selling costs	3,882
Other related costs	4,001

Loss on sale of assets	$5,715

        In connection with the sale, the Company transferred net assets totaling $32.4 million to INSIDE.

        The Company's subsidiary, Atmel Smart Card ICs Limited, which owned the Company's East Kilbride, UK facility, was included in the assets transferred to INSIDE, resulting in the complete liquidation of the Company's investment in this foreign entity and, as a result, the Company recorded a charge of $2.4 million as a component of loss on sale related to the currency translation adjustment balance that was previously recorded within stockholders' equity.

        As part of the SMS sale, the Company incurred direct and incremental selling costs of $3.9 million, which represented broker commissions and legal fees. The Company also incurred a transfer fee of $1.3 million related to transferring a royalty agreement to INSIDE. These costs provided no benefit to the Company, and would not have been incurred if the Company were not selling the SMS business unit. Therefore, the direct and incremental costs associated with these services were recorded as part of the loss on sale. Atmel incurred other costs related to the sale of $2.7 million, which included performance based bonuses of $0.5 million for certain employees (no executive officers were included), related to the completion of the sale.

        In connection with the SMS sale, Atmel and INSIDE entered into an escrow agreement, under which $5 million of the sales price was deposited into escrow for a period of twenty months from the date of sale to secure potential losses. Upon termination of the escrow period, the escrow, less any validated and paid or outstanding claims for losses, will be released to Atmel. The escrow amount is not considered contingent consideration and, therefore, is included in the loss on sale recognized for the year ended December 31, 2010.

        INSIDE entered into a three year supply agreement to source wafers from the fabrication facility in Rousset, France that the Company sold to LFoundry in the second quarter of 2010. Wafers purchased by INSIDE from LFoundry's affiliate, LFoundry Rousset, will reduce the Company's future commitment under its manufacturing services agreement with LFoundry Rousset.

        The SMS sale also provides INSIDE a royalty based, non-exclusive license to certain business related intellectual property in order to support the current SMS business and future product development.

        In connection with the SMS sale, the Company participated in INSIDE's preferred stock offering and invested $3.9 million in INSIDE. This represented an approximate 3% ownership interest in INSIDE at the time of the investment. This equity investment does not provide the Company with any decision making rights that are significant to the economic performance of INSIDE and the Company is shielded from economic losses and does not participate fully in INSIDE's residual economics. Accordingly, the Company has concluded that its interest in INSIDE is an interest in a variable interest entity ("VIE"). A VIE must be consolidated into the Company's financial statements if the Company is its primary beneficiary; a primary beneficiary means an entity having the power to direct the activities that most significantly impact the VIE's economic performance or having the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In determining whether the Company is the primary beneficiary of INSIDE, the Company identified INSIDE's significant activities and the parties holding power to direct such activities, determined INSIDE's equity, profit and loss participation, and reviewed INSIDE's funding and operating agreements. Based on the above factors, the Company concluded that it is not the primary beneficiary of INSIDE and hence does not consolidate INSIDE in its financial statements. The Company's maximum exposure related to INSIDE is not expected to be significantly in excess of the amounts recorded and the Company does not intend to provide any other support to the INSIDE in connection with the sale, financial or otherwise.

        The sale of the SMS business unit did not qualify as discontinued operations as it did not meet the requirement to be considered a component of an entity.

  Rousset, France

        On June 23, 2010, the Company closed the sale of its manufacturing operations in Rousset, France to LFoundry. Under the terms of the agreement, the Company transferred manufacturing assets and related liabilities (valued at $61.6 million) to the buyer in return for nominal cash consideration. In connection with the sale, the Company entered into certain other ancillary agreements, including a Manufacturing Services Agreement ("MSA") under which the Company will purchase wafers from LFoundry's affiliate, LFoundry Rousset SAS, for four years following the closing on a "take-or-pay" basis. Upon closing of this transaction, the Company recorded a loss on sale of $94.1 million, which is summarized in the following table:

(In thousands)
Net assets transferred	$61,646
Fair value of Manufacturing Services Agreement	92,417
Currency translation adjustment	(97,367)
Severance cost liability	27,840
Transition services	4,746
Selling costs	3,173
Other related costs	1,597

Loss on Sale of Assets	$94,052

        As future wafer purchases under the MSA were negotiated at pricing above their fair value, the Company recorded a liability in conjunction with the sale, representing the present value of the unfavorable purchase commitment. The Company obtained current market prices for wafers from unaffiliated, well-known third party foundries, taking into consideration minimum volume requirements as specified in the contract, process technology, industry pricing trends and other factors. The Company determined that the difference between the contract prices and the market prices over the term of the agreement totaled $103.7 million as of June 30, 2010. The present value of this liability totaled $92.4 million (discount rate of 7%) and is included in loss on sale of assets in the consolidated statements of operations. The discount rate was determined based on publicly-traded debt for companies comparable to the Company. The present value of the liability is being recognized as a credit to cost of revenues over the term of the MSA as the wafers are purchased and the present value discount of $11.2 million is being recognized as interest expense over the same term. The Company recorded a credit to cost of revenues of $31.9 million and $14.9 million relating to the MSA in the years ended December 31, 2011 and 2010, respectively, and $4.5 million and $2.9 million in interest expense relating to the MSA in the years ended December 31, 2011 and 2010, respectively.

        The sale of the Rousset, France manufacturing operations resulted in the substantial liquidation of the Company's investment in its European manufacturing facilities, and accordingly, the Company recorded a gain of $97.4 million related to currency translation adjustments that was previously recorded within stockholders' equity, as the Company concluded, based on guidance related to foreign currency, that it should similarly release all remaining related currency translation adjustments.

        As part of the sale, the Company agreed to reimburse LFoundry for specified severance costs expected to be incurred subsequent to the sale. The Company entered into an escrow agreement in which the Company agreed to remit funds to LFoundry for the required benefits and payments to those employees who are determined to be part of the approved departure plan. The Company recorded a liability of $27.8 million as a component of the loss on sale. This amount was paid to the escrow account in the first quarter of 2011.

        As part of the sale of the manufacturing operations, the Company incurred $4.7 million in software/hardware and consulting costs to set up a separate, independent IT infrastructure for LFoundry. These costs were incurred to facilitate, and as a condition of, the sale to LFoundry; the IT infrastructure provided no benefit to the Company and the costs related to those efforts would not have been incurred if the Company were not selling the manufacturing operations. Therefore, the direct and incremental consulting costs associated with these services were recorded as part of the loss on sale. The Company also incurred $1.6 million of other costs related to the sale, including performance-based bonuses of $0.5 million for non-executive Company employees responsible for assisting in the completion of the sale to LFoundry.

        The Company also incurred direct and incremental consulting costs of $3.2 million, which represented broker commissions and legal fees associated with the sale to LFoundry.

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

  Asset Impairment Charges

        The Company assesses the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the Company may not be able to recover the asset's carrying amount. The Company measures the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. The Company classifies long-lived assets to be disposed of other than by sale as held and used until they are disposed, including assets not available for immediate sale in their present condition. The Company reports assets to be disposed of by sale as held for sale and recognizes those assets and liabilities on the consolidated balance sheet at the lower of carrying amount or fair value, less cost to sell. Assets classified as held for sale are not depreciated.

        Property and equipment previously included in the disposal group and reclassified to held and used in December 2009 totaled $110.4 million. In connection with this reclassification, the Company assessed the fair value of the property and the equipment to be retained and concluded that the fair value of the property was lower than its carrying value less depreciation expense that would have been recognized had the asset (disposal group) been continuously classified as held and used. As a result, the Company recorded an impairment charge of $79.8 million in the fourth quarter of 2009. No impairment charge was recorded for the equipment that was reclassified to held and used but the depreciation expense that would have been recognized had the asset (disposal group) been continuously classified as held and used, which totaled $4.7 million, was included in operating results in the fourth quarter of 2009. For the year ended December 31, 2010, following further negotiation with the buyer, the Company determined that certain assets should instead remain with the Company. As a result, the Company reclassified property and equipment to held and used in the quarter ended June 30, 2010. In connection with this reclassification, the Company assessed the fair value of these assets to be retained and concluded that the fair value of the assets was lower than its carrying value less depreciation expense that would have been recognized had the assets been continuously classified as held and used. As a result, the Company recorded additional asset impairment charges of $11.9 million in the second quarter of 2010.

Note 16    RESTRUCTURING CHARGES

        The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the years ended December 31, 2011, 2010 and 2009.

	January 1, 2011 Accrual	Charges/ (Credits)	Payments	Currency Translation Adjustment	Foreign Exchange Gain	December 31, 2011 Accrual
	(In thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$(1,592)	$—	$—	$—	$—
Second quarter of 2008
Employee termination costs	3	(3)	—	—	—	—
Third quarter of 2008
Employee termination costs	460	—	—	15	(174)	301
First quarter of 2009
Employee termination costs	—	—	—	—	—	—
Other restructuring charges	136	—	(136)	—	—	—
Second quarter of 2010					—
Employee termination costs	1,286	21,659	(21,461)	1,165	(803)	1,846

Total 2011 activity	$3,477	$20,064	$(21,597)	$1,180	$(977)	$2,147

	January 1, 2010 Accrual	Charges	Payments	Currency Translation Adjustment	December 31, 2010 Accrual
	(In thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Second quarter of 2008
Employee termination costs	4	—	—	(1)	3
Third quarter of 2008
Employee termination costs	557	—	(44)	(53)	460
First quarter of 2009
Employee termination costs	—	986	(954)	(32)	—
Other restructuring charges	318	—	(182)	—	136
Second quarter of 2010
Employee termination costs	—	4,267	(2,965)	(16)	1,286

Total 2010 activity	$2,471	$5,253	$(4,145)	$(102)	$3,477

	January 1, 2009 Accrual	Charges	Payments	Currency Translation Adjustment	December 31, 2009 Accrual
	(In thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Fourth quarter of 2007
Other restructuring charges	218	470	(698)	10	—
Second quarter of 2008
Employee termination costs	235	46	(273)	(4)	4
Third quarter of 2008
Employee termination costs	17,575	87	(16,220)	(885)	557
Fouth quarter of 2008
Employee termination costs	3,438	626	(4,060)	(4)	—
First quarter of 2009
Employee termination costs	—	2,207	(2,393)	186	—
Other restructuring charges	—	389	(71)	—	318
Second quarter of 2009
Employee termination costs	—	2,856	(2,856)	—	—

Total 2009 activity	$23,058	$6,681	$(26,571)	$(697)	$2,471

  2011 Restructuring Charges

        For the year ended December 31, 2011, the Company implemented cost reduction actions, primarily targeting reduction of labor costs. The Company incurred restructuring charges of $21.7 million for the year ended December, 31 2011 related to severance costs resulting from involuntary termination of employees at the Company's Rousset, France subsidiary. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities. The Company recorded a restructuring credit of $1.6 million for the year ended December 31, 2011 related to resolution of a litigation matter. The Company paid $21.5 million related to employee termination costs for the year ended December 31, 2011.

  2010 Restructuring Charges

        For the year ended December 31, 2010, the Company incurred restructuring charges of $5.3 million related to severance costs resulting from involuntary termination of employees. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities. The Company paid $4.0 million related to employee termination costs for the year ended December 31, 2010.

  2009 Restructuring Charges

        For the year ended December 31, 2009, the Company incurred restructuring charges of $6.7 million consisting of net charges of $5.8 million, related to severance costs resulting from involuntary termination of employees and charges of $0.9 million related to facility closure costs. The Company paid $25.8 million related to employee termination costs for the year ended December 31, 2009.

Note 17    NET INCOME (LOSS) PER SHARE

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

        A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(In thousands, except per share data)
Net income (loss)	$314,990	$423,075	$(109,498)

Weighted-average shares — basic	455,629	458,482	451,755
Incremental shares and share equivalents	7,044	11,098	—

Weighted-average shares — diluted	462,673	469,580	451,755

Net income (loss) per share:
Net income (loss) per share — basic	$0.69	$0.92	$(0.24)

Net income (loss) per share — diluted	$0.68	$0.90	$(0.24)

        The following table summarizes securities which were not included in the "Weighted-average shares — diluted" used for calculation of diluted net income per share, as their effect would have been anti-dilutive:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(In thousands)
Employee stock options and restricted stock units outstanding	1,977	2,095	51,788

Note 18    INTEREST AND OTHER (EXPENSE) INCOME, NET

        Interest and other (expense) income, net, are summarized in the following table:

	Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(In thousands)
Interest and other income	$177	$3,154	$1,845
Interest expense	(7,028)	(7,535)	(6,600)
Foreign exchange transaction gains (losses)	6,033	13,199	(6,651)

Total	$(818)	$8,818	$(11,406)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Atmel Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Atmel Corporation and its subsidiaries ("the Company") at December 31, 2011 and December 31, 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
February 28, 2012

Schedule II
ATMEL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2011, 2010 and 2009

	Balance at Beginning of Year	Credited to Expense		Deductions- Write-offs	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended December 31, 2011	$11,847	$(14)		$—	$11,833
Year ended December 31, 2010	$11,930	$(76)		$(7)	$11,847
Year ended December 31, 2009	$14,996	$(3,066)		$—	$11,930
Valuation/Allowance for deferred tax assets:
Year ended December 31, 2011	$85,755	$(47,013)		$—	$38,742
Year ended December 31, 2010	$197,407	$(111,652	)(1)	$—	$85,755
Year ended December 31, 2009	$422,555	$(225,148)		$—	$197,407

(1)
Includes a tax benefit of $116.7 million attributable to the release of valuation allowances, as explained in Note 12 of the consolidated financial statements.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

        The following tables set forth a summary of the Company's quarterly financial information for each of the four quarters for the years ended December 31, 2011 and 2010:

Year Ended December 31, 2011(1)(3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net revenues	$461,427	$478,642	$479,375	$383,609

Gross profit	235,385	247,800	240,391	184,657

Net income	$74,553	$90,870	$116,706	$32,861

Basic net income per share:
Net income per share	$0.16	$0.20	$0.25	$0.07

Weighted-average shares used in basic net income per share calculations	456,489	456,753	457,721	451,582

Diluted net income per share:
Net income per share	$0.16	$0.19	$0.25	$0.07

Weighted-average shares used in diluted net income per share calculations	470,022	469,882	466,862	456,514

Year Ended December 31, 2010(2)(3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net revenues	$348,549	$393,361	$444,344	$457,806

Gross profit	133,774	159,646	208,119	226,645

Net income (loss)	$16,615	$(36,443)	$219,812	$223,091

Basic net income (loss) per share:
Net income (loss)	$0.04	$(0.08)	$0.48	$0.49

Weighted-average shares used in basic net income (loss) per share calculations	456,797	460,249	459,588	457,311

Diluted net income (loss) per share:
Net income (loss)	$0.04	$(0.08)	$0.47	$0.47

Weighted-average shares used in diluted net income (loss) per share calculations	462,384	460,249	468,173	471,369

(1)
The Company recorded restructuring (credits) charges of $(1.1) million and $21.2 million in the quarters ended December 31, 2011 and March 31, 2011, respectively. The Company recorded gain on sale of assets of $33.4 million and $1.9 million in the quarters ended September 30, 2011 and March 31, 2011, respectively. The Company recorded acquisition-related charges of $2.3 million, $1.0 million, $1.0 million and $1.0 million in the quarters ended December 31, 2011, September 30, 2011, June 30, 2011 and March 31, 2011, respectively.

(2)
The Company recorded restructuring charges of $1.6 million, $1.1 million, $1.6 million and $1.0 million in the quarters ended December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively. The Company recorded loss on sale of assets of $5.7 million and $94.1 million in the quarters ended September 30, 2010 and June 30, 2010. The Company recorded acquisition-related charges (credit) of $1.2 million, $1.2 million, $1.2 million and $(1.9) million in the quarters ended December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively. The Company recorded an asset impairment charge of $11.9 million in the quarter ended June 30, 2010. In the quarter ended December 31, 2010, the Company recorded an income tax benefit related to a release of valuation allowances of $116.7 million related to certain deferred tax assets. In the quarter ended September 30, 2010, the Company recorded a benefit to income tax expense of approximately $151.2 million related to the release of previously accrued penalties and interest on the income tax exposures and a refund from the carryback of tax attributes.

(3)
In the three months ended June 30, 2011, the Company recorded an out-of-period adjustment to reverse test and assembly subcontractor accruals for $6.9 million, related to cost of revenues for the three month periods ended March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010. In addition, in the three months ended June 30, 2011, the Company corrected excess depreciation for certain fixed assets for $1.7 million, related to research and development for the three month periods ended March 31, 2011 and December 31, 2010. The correction of these errors resulted in an increase to the Company's net income of $8.6 million for the three months ended June 30, 2011. Management assessed the impact of these errors and concluded that the amounts were not material, either individually or in the aggregate, to any prior periods' annual or interim financial statements, nor was the impact of the errors in the three months ended June 30, 2011 material to the financial statements for the year ended December 31, 2011 included herein. On that basis, the Company recorded these corrections, in the aggregate, in the three months ended June 30, 2011.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 ("Disclosure Controls"). Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management's Report on Internal Control Over Financial Reporting

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. This evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

 Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

Executive Officers of the Registrant

        The corporate executive officers of Atmel, who are elected by and serve at the discretion of the Board of Directors, and their ages (as of January 31, 2012), are as follows:

Name	Age	Position
Steven Laub	53	President and Chief Executive Officer and Director
Tsung-Ching Wu	61	Executive Vice President, Office of the President and Director
Walter Lifsey	53	Executive Vice President and Chief Operating Officer
Stephen Cumming	41	Vice President Finance and Chief Financial Officer
Scott Wornow	49	Senior Vice President, Chief Legal Officer and Secretary
Robert Valiton	48	Senior Vice President, RF and Automotive and Nonvolatile Memory Segments
Jamie Samath	41	Vice President, Corporate Controller

        Steven Laub has served as a director of Atmel since February 2006 and as President and Chief Executive Officer since August 2006. From 2005 to August 2006, Mr. Laub was a technology partner at Golden Gate Capital Corporation, a private equity buyout firm, and the Executive Chairman of Teridian Semiconductor Corporation, a fabless semiconductor company. From 2004 to 2005, Mr. Laub was President and Chief Executive Officer of Silicon Image, Inc., a provider of semiconductor solutions. Prior to that time, Mr. Laub spent 13 years in executive positions (including President, Chief Operating Officer and member of the Board of Directors) at Lattice Semiconductor Corporation, a supplier of programmable logic devices and related software. Prior to joining Lattice Semiconductor, Mr. Laub was a vice president and partner at Bain and Company, a global strategic consulting firm. Mr. Laub holds a degree in economics from the University of California, Los Angeles (BA) and a degree from Harvard Law School (J.D.).

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

        Stephen Cumming has served as Atmel's Vice President Finance and Chief Financial Officer since July 2008. Prior to joining Atmel, Mr. Cumming was the VP of Business Finance for Fairchild Semiconductor International Inc., from 2005 to July 2008, and was responsible for all business unit finance, corporate financial planning and analysis, manufacturing finance, and sales and marketing finance. Mr. Cumming joined Fairchild in 1997 as Controller for its European Sales and Marketing operations, based in the United Kingdom. From 2000 until 2005, he was Director of Finance for the Discrete Products Group, based in San Jose. Prior to joining Fairchild, Mr. Cumming held various financial management positions at National Semiconductor Corporation. Mr. Cumming received a degree in business from the University of Surrey (B.S.), in the United Kingdom, and is a UK Chartered Management Accountant.

        Scott Wornow has served as Atmel's Senior Vice President, Chief Legal Officer and Corporate Secretary since November 2010. Prior to joining Atmel, Mr. Wornow served as a Partner at Baker Botts, LLP from March 2009 to November 2010, and as a Partner at Goodwin Procter LLP from January 2008 to February 2009. Prior to Goodwin Procter, Mr. Wornow was the Executive Vice President, Legal and Business Affairs at OpenTV Corp from 2003 to 2007. Mr. Wornow holds degrees from the University of Virginia (B.A.), Cambridge University (B.A. and M.A.) and Harvard Law School (J.D.).

        Robert Valiton has served as Atmel's Senior Vice President, General Manager since March 2011. Prior to that, Mr. Valiton served as Vice President of Sales for Americas, EMEA and Global Sales Operations from December 2008 to March 2011 and as Vice President of Americas Sales and Global Sales Operations from April 2007 to December 2008. Prior to joining Atmel, Mr. Valiton spent 15 years with other semiconductor manufacturing companies in a variety of sales management positions. Mr. Valiton holds a degree from the University of Massachusetts at Lowell (B.S).

        Jamie Samath serves as Atmel's Vice President, Corporate Controller and was appointed as the Company's Principal Accounting Officer, effective December 16, 2011. Prior to joining Atmel, Mr. Samath spent over 20 years with National Semiconductor, where he most recently served as VP of Finance and Corporate Controller. Mr. Samath holds a degree from London Metropolitan University (B.A.)

        There is no family relationship between any of our executive officers or directors.

        The other information required by this Item regarding directors, Section 16 filings, the Registrant's Audit Committee and our Code of Ethics/Standards of Business Conduct is set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance — Board Meetings and Committees — Audit Committee" and "Corporate Governance — Code of Ethics/Standards of Business Conduct" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders (the "2012 Proxy Statement"), and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item regarding compensation of the Registrant's directors and executive officers is set forth under the captions "Executive Compensation," "Executive Compensation — Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this Item regarding beneficial ownership of the Registrant's Common Stock by certain beneficial owners and management of Registrant, as well as equity compensation plans, is set forth under the captions "Security Ownership" and "Equity Compensation Plan Information" in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Information required by this Item regarding certain relationships and related transactions with management and director independence is set forth under the caption "Certain Relationships and Related Transactions" and "Corporate Governance — Independence of Directors" in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required by this Item regarding principal accounting fees and services is set forth under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm — Fees of PricewaterhouseCoopers LLP Incurred by Atmel" in the 2012 Proxy Statement and is incorporated herein by reference.

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

February 28, 2012

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on February 28, 2012 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ STEVEN LAUB Steven Laub	President, Chief Executive Officer and Director (principal executive officer)
/s/ STEPHEN CUMMING Stephen Cumming	Vice President Finance and Chief Financial Officer (principal financial officer)
/s/ JAMIE SAMATH Jamie Samath	Vice President, Corporate Controller (principal accounting officer)
/s/ TSUNG-CHING WU Tsung-Ching Wu	Director
/s/ DR. EDWARD ROSS Dr. Edward Ross	Director
/s/ DAVID SUGISHITA David Sugishita	Director
/s/ PAPKEN DER TOROSSIAN Papken Der Torossian	Director
/s/ JACK L. SALTICH Jack L. Saltich	Director
/s/ CHARLES CARINALLI Charles Carinalli	Director

EXHIBIT INDEX

2.1	Stock Purchase Agreement between Atmel Rousset S.A.S. and LFoundry GmbH (which is incorporated herein by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, Commission File No. 0-19032).
2.2*	Share and Asset Purchase and Sale Agreement by and among Inside Contactless S.A., Atmel Corporation and solely for purposes of Section 2.2, Atmel Rousset S.A.S. (which is incorporated herein by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 0-19032).
3.1	Restated Certificate of Incorporation of Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on February 8, 2010).
3.2	Amended and Restated Bylaws of Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on April 14, 2009).
3.3	Certificate of Elimination of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on February 8, 2010).
10.1+	Form of Indemnification Agreement between Registrant and its officers and directors (which is incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032).
10.2+	Atmel Corporation 2010 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on May 25, 2010).
10.3+	2005 Stock Plan forms of option agreement (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032).
10.4+	2005 Stock Plan forms of restricted stock unit agreement (which is incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032).
10.5+	2005 Stock Plan forms of performance restricted stock unit agreement (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032).
10.6+	Stock Option Fixed Exercise Date Forms (which are incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on January 8, 2007 and Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on April 15, 2008).
10.7+	Amendment and Restatement of Employment Agreement, effective as of May 31, 2009 and dated as of June 3, 2009, between Registrant and Steven Laub (which is incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032).
10.8+	Change of Control and Severance Plan (which is incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Commission File No. 0-19032).
10.9+	Confidential Voluntary Separation Agreement, effective as of March 24, 2011 and dated as of April 4, 2011, between Registrant and Rod Erin (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, Commission File No. 0-19032).

10.10+	Description of Fiscal 2011 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on April 4, 2011).
10.11+	2005 Stock Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 0-19032) filed on May 20, 2011).
10.12	Agreement of Sale and Purchase between Registrant and Ellis Partners LLC, as subsequently assigned to BEP Orchard Investors LLC, dated as of August 22, 2011 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19032).
10.13	Office Lease between Registrant and CA-Skyport III Limited Partnership dated as of August 30, 2011 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19032).
10.14+	Amendment No. 1 to Amended Employment Agreement between Registrant and Steven Laub dated as of October 25, 2011 (which is incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19032).
10.15+	2011 Long-Term Performance-Based Incentive Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, Commission File No. 0-19032).
21.1	Subsidiaries of Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature pages hereof).
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF†	XBRL Taxonomy Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

†
The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Commission.

+
Indicates management compensatory plan, contract or arrangement.

*
Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.