Form 10-Q
period 2012-03-31
ATMEL CORP
filed 2012-05-04
CIK 872448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

On April 30, 2012, the Registrant had 443,774,976 outstanding shares of Common Stock.

ATMEL CORPORATION

FORM 10-Q

QUARTER ENDED MARCH 31, 2012

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atmel Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(in thousands, except per share data)
Net revenue	$357,837	$461,427

Operating expenses
Cost of revenue	205,470	226,042
Research and development	66,289	62,383
Selling, general and administrative	69,855	70,786
Acquisition-related charges	1,956	1,031
Restructuring charges	—	21,210
Credit from reserved grant income	(10,689)	—
Gain on sale of assets	—	(1,882)
Total operating expenses	332,881	379,570
Income from operations	24,956	81,857
Interest and other (expense) income, net	(224)	2,491
Income before income taxes	24,732	84,348
Provision for income taxes	(4,345)	(9,795)
Net income	$20,387	$74,553

Basic net income per share:
Net income per share	$0.05	$0.16
Weighted-average shares used in basic net income per share calculations	440,265	456,489
Diluted net income per share:
Net income per share	$0.05	$0.16
Weighted-average shares used in diluted net income per share calculations	444,927	470,022

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(in thousands)

Net income	$20,387	$74,553

Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,124	120
Actuarial (loss) gain related to defined benefit pension plans	(1,119)	544
Unrealized gains on investments	4,799	166
Other comprehensive income	7,804	830
Total comprehensive income	$28,191	$75,383

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$288,362	$329,431
Short-term investments	10,754	3,079
Accounts receivable, net of allowance for doubtful accounts of $11,916 and $11,833, respectively	204,984	212,929
Inventories	357,474	377,433
Prepaids and other current assets	89,294	116,929
Total current assets	950,868	1,039,801
Fixed assets, net	248,585	257,070
Goodwill	67,374	67,662
Intangible assets, net	18,323	20,594
Other assets	143,011	141,471
Total assets	$1,428,161	$1,526,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$82,745	$76,445
Accrued and other liabilities	156,134	207,118
Deferred income on shipments to distributors	37,619	47,620
Total current liabilities	276,498	331,183
Other long-term liabilities	115,284	112,971
Total liabilities	391,782	444,154

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares;
Shares issued and outstanding: 435,441 at March 31, 2012 and 442,389 at December 31, 2011	435	442
Additional paid-in capital	920,898	995,147
Accumulated other comprehensive income	17,252	9,448
Retained earnings	97,794	77,407
Total stockholders’ equity	1,036,379	1,082,444
Total liabilities and stockholders’ equity	$1,428,161	$1,526,598

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net income	$20,387	$74,553
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,610	19,744
Non-cash losses (gains) on sale of fixed assets, net	365	(1,882)
Other non-cash gains, net	(764)	(4,510)
Provision for doubtful accounts receivable	83	45
Accretion of interest on long-term debt	330	183
Stock-based compensation expense	19,327	18,889
Excess tax benefit on stock-based compensation	(971)	(3,293)
Non-cash acquisition-related and other charges	1,317	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	7,863	6,546
Inventories	20,000	(42,256)
Current and other assets	21,497	(4,890)
Trade accounts payable	13,779	7,779
Accrued and other liabilities	(51,217)	13,012
Deferred income on shipments to distributors	(10,001)	(9,807)
Net cash provided by operating activities	60,605	74,113

Cash flows from investing activities
Acquisitions of fixed assets	(7,386)	(30,851)
Proceeds from the sale of business, net of cash	—	1,597
Acquisition of businesses, net of cash	—	(819)
Acquisitions of intangible assets	(1,000)	(1,000)
Sales or maturities of marketable securities	1,000	3,742
Net cash used in investing activities	(7,386)	(27,331)

Cash flows from financing activities
Principal payments on debt	—	(79)
Repurchase of common stock	(96,175)	(85,231)
Proceeds from issuance of common stock	7,747	14,951
Tax payments related to shares withheld for vested restricted stock units	(5,433)	(5,919)
Excess tax benefit on stock-based compensation	971	3,293
Net cash used in financing activities	(92,890)	(72,985)
Effect of exchange rate changes on cash and cash equivalents	(1,398)	5,507
Net decrease in cash and cash equivalents	(41,069)	(20,696)

Cash and cash equivalents at beginning of the period	329,431	501,455
Cash and cash equivalents at end of the period	$288,362	$480,759

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (the “Company” or “Atmel”) and its subsidiaries as of March 31, 2012 and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2012 and 2011. All intercompany balances have been eliminated. Because all of the disclosures required by U.S. generally accepted accounting principles are not included, as permitted by the rules of the Securities and Exchange Commission (the “SEC”), these interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 year-end condensed balance sheet data was derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and does not include all of the disclosures required by U.S. generally accepted accounting principles. The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, or for the entire year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in these financial statements include provisions for excess and obsolete inventory, sales return reserves and allowances, stock-based compensation expense, allowances for doubtful accounts receivable, warranty reserves, estimates for useful lives associated with long-lived assets, recoverability of goodwill and intangible assets, restructuring (credits) charges, liabilities for uncertain tax positions and deferred tax asset valuation allowances. Actual results could differ materially from those estimates.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Market is based on estimated net realizable value. Determining market value of inventories involves numerous judgments, including estimating average selling prices and sales volumes for future periods. The Company establishes provisions for lower of cost or market and excess and obsolescence write-downs, which are charged to cost of revenue. The Company makes a determination regarding excess and obsolete inventory on a quarterly basis, which determination requires an estimation of the future demand for the Company’s products, which involves an analysis of historical and forecasted sales levels by product, competitiveness of product offerings, market conditions, product lifecycles, as well as other factors. Excess and obsolete inventory write-downs are recorded when the inventory on hand exceeds management’s estimate of future demand for each product and are charged to cost of revenue.

The Company’s inventories include parts that have a potential for rapid technological obsolescence and are sold in a highly competitive industry. The Company writes-down inventory that is considered excess or obsolete. When the Company recognizes loss on such inventory, it establishes a new, lower-cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis. If inventory with a lower-cost basis is subsequently sold, it will result in higher gross margin for the products making up that inventory.

Inventories are comprised of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
Raw materials and purchased parts	$25,704	$23,415
Work-in-progress	239,895	251,933
Finished goods	91,875	102,085
	$357,474	$377,433

Grant Recognition

From time to time, the Company receives economic incentive grants and allowances from European governments, agencies and research organizations targeted at increasing employment at specific locations. The subsidy grant agreements typically contain economic incentive, headcount, capital and research and development expenditures and other covenants that must be met to receive and retain grant benefits. Noncompliance with the conditions of the grants could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts received. In addition, the Company may need to record charges to reverse grant benefits recorded in prior periods as a result of changes to its plans for headcount, project spending, or capital investment at any of these specific locations. If the Company is unable to comply with any of the covenants in the grant agreements, the Company may face adverse actions from the government agencies providing the grants. If the Company were required to repay grant benefits, its results of operations and financial position could be materially adversely affected by the amount of such repayments.

In March 2012, a ministerial decision of the Greek government was executed related to outstanding state grants previously made to a Greek subsidiary of the Company. Based on the execution of the ministerial decision and the subsequent publication of that decision by the Greek government, the Company determined that it would not be required to repay the full amount of the grant made by the Greek government to the Company’s Greek subsidiary. As a result, the Company recognized a benefit of $10.7 million in its results for the three month period ended March 31, 2012 resulting from the reversal of a reserve previously established for that grant.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under U.S. GAAP and International Financial Reporting Standards (“IFRS”). With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Previously, U.S. GAAP allowed reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One such alternative was to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU eliminates that option. The amended guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011 the FASB decided to defer the requirement to present reclassifications of other comprehensive income on the face of the income statement. The Company’s adoption of this guidance as of January 1, 2012 did not have a material impact on its condensed consolidated financial position, results of operations or cash flows.

Note 2 INVESTMENTS

Investments at March 31, 2012 and December 31, 2011 are primarily comprised of corporate equity securities, U.S. and foreign corporate debt securities, guaranteed variable annuities and auction-rate securities.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains and losses that are deemed to be temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income. Unrealized losses that are deemed to be other than temporary are recorded in the condensed consolidated statement of operations in the period such determination is made. Gross realized gains or losses are recorded based on the specific identification method. For the three months ended March 31, 2012 and 2011, the Company’s gross realized gains or losses on short-term investments were insignificant. The Company’s investments are further detailed in the table below:

	March 31, 2012		December 31, 2011
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
	(in thousands)
Corporate equity securities	$3,936	$8,716	$—	$—
Auction-rate securities	2,220	2,251	2,220	2,251
Corporate debt securities and other obligations	2,039	2,038	3,099	3,079
	$8,195	$13,005	$5,319	$5,330
Unrealized gains	4,811		31
Unrealized losses	(1)		(20)
Net unrealized gains	4,810		11
Fair value	$13,005		$5,330

Amount included in short-term investments		$10,754		$3,079
Amount included in other assets		2,251		2,251
		$13,005		$5,330

In September 2010, in connection with the sale of the Company’s smart card business in France to INSIDE Secure (“INSIDE”), the Company received an equity interest in INSIDE, which was privately-held at the time of the investment.  In February 2012, INSIDE successfully completed an initial public offering on the NYSE Euronext stock exchange in Paris.  As a result of that public offering, the Company reclassified its investment in INSIDE to short-term investments from other assets and now accounts for this investment as available for sale. Accordingly, an unrealized gain of $4.8 million was recorded in accumulated other comprehensive income in the three months ended March 31, 2012.

For the three months ended March 31, 2012, auctions for auction-rate securities held by the Company have continued to fail and as a result these securities continued to be illiquid. The Company concluded that $2.2 million (adjusted cost) of these securities are unlikely to be liquidated within the next twelve months and classified these securities as long-term investments, which are included in other assets on the condensed consolidated balance sheets.

Contractual maturities (at adjusted cost) of available-for-sale debt securities as of March 31, 2012, were as follows:

(in thousands)
Due within one year	$2,039
Due in 1-5 years	—
Due in 5-10 years	—
Due after 10 years	2,220
Total	$4,259

Atmel has classified all investments with original maturity dates of 90 days or more as short-term as it has the ability and intent to redeem them within the year, with the exception of the Company’s remaining auction-rate securities, which have been classified as long-term investments and included in other assets on the condensed consolidated balance sheets.

Note 3 FAIR VALUE OF ASSETS AND LIABILITIES

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).” This accounting standard establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. This accounting standard, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The table below presents the balances of investments measured at fair value on a recurring basis at March 31, 2012:

	March 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,246	$1,246	$—	$—
Short-term investments
Corporate equity securities	8,716	8,716	—	—
Corporate debt securities, including government-backed securities	2,038	—	2,038	—
Other assets
Auction-rate securities	2,251	—	—	2,251
Deferred compensation plan assets	5,712	5,712	—	—
Total	$19,963	$15,674	$2,038	$2,251

The table below presents the balances of investments measured at fair value on a recurring basis at December 31, 2011:

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$18,164	$18,164	$—	$—
Short-term investments
Corporate debt securities, including U.S. government-backed securities	3,079	—	3,079	—
Other assets
Auction-rate securities	2,251	—	—	2,251
Deferred compensation plan assets	4,899	4,899	—	—
Total	$28,393	$23,063	$3,079	$2,251

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

Auction-rate securities are classified within Level 3 because significant assumptions for such securities are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of total assets as of March 31, 2012.

There were no changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2012 and the year ended December 31, 2011.

Note 4 STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense by function for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(in thousands)
Cost of revenue	$2,255	$2,293
Research and development	6,763	5,982
Selling, general and administrative	10,309	10,614
Total stock-based compensation expense, before income taxes	19,327	18,889
Tax benefit	(2,790)	(2,644)
Total stock-based compensation expense, net of income taxes	$16,537	$16,245

Stock Options, Restricted Stock Units and Employee Stock Purchase Plan

In May 2005, Atmel’s stockholders initially approved Atmel’s 2005 Stock Plan (as amended, the “2005 Stock Plan”). As of March 31, 2012, 133.0 million shares were authorized for issuance under the 2005 Stock Plan. Under the 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available	Number of	Price	Exercise Price
	for Grant	Options	per Share	per Share
	(in thousands, except per share data)
Balances, December 31, 2011	16,523	8,217	$1.68-$10.01	$4.26
Restricted stock units issued	(210)	—	—	—
Adjustment for restricted stock units issued	(128)	—	—	—
Performance-based restricted stock units issued	(200)	—	—	—
Adjustment for perfomance-based restricted stock units issued	(122)	—	—	—
Restricted stock units cancelled	405	—	—	—
Adjustment for restricted stock units cancelled	301	—	—	—
Performance-based restricted stock units cancelled	75	—	—	—
Adjustment for perfomance-based restricted stock units cancelled	46	—	—	—
Options cancelled/expired/forfeited	78	(78)	$2.11-$8.89	4.36
Options exercised	—	(495)	$1.80-$8.89	4.58
Balances, March 31, 2012	16,768	7,644	$1.68-$10.01	$4.24

Restricted stock units are granted from the pool of options available for grant. As the result of an amendment and restatement of the 2005 Stock Plan in May 2011, every share underlying restricted stock, restricted stock units (including performance based restricted stock units), and stock purchase rights issued on or after May 18, 2011 (the date on which the amendment and restatement became effective) is counted against the numerical limit for options available for grant as 1.61 shares in the table above, except that restricted stock, restricted stock units (including performance based restricted stock units), and stock purchase rights issued prior to May 18, 2011, continue to be governed by an earlier amendment to the 2005 Stock Plan that provided for a numerical limit of 1.78 shares. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements granted on or after May 18, 2011 are cancelled, forfeited or repurchased by the Company and would otherwise return to the 2005 Stock Plan, 1.61 times the number of those shares will return to the 2005 Stock Plan and will again become available for issuance. The Company issued 8.0 million shares of restricted stock units from May 18, 2011 to March 31, 2012 (net of cancellations) resulting in a reduction, based on a 1.61 to 1.0 ratio, of 12.8 million shares available for grant under the 2005 Stock Plan from May 18, 2011 to March 31, 2012. As of March 31, 2012, there were 16.8 million shares available for issuance under the 2005 Stock Plan, or 10.4 million after giving effect to the 1.61 to 1.0 ratio applicable under the 2005 Stock Plan for issuances made on after May 18, 2011.

Restricted Stock Units

Activity related to restricted stock units is set forth below:

		Weighted-Average
	Number of	Fair Value
	Units	Per Share
	(in thousands, except per share data)
Balance, December 31, 2011	23,187	$3.18
Restricted stock units issued	210	10.20
Restricted stock units vested	(1,225)	10.27
Restricted stock units cancelled	(405)	8.11
Performance-based restricted stock units issued	200	10.73
Performance-based restricted stock units cancelled	(75)	14.00
Balance, March 31, 2012	21,892	$2.79

In the three months ended March 31, 2012, 1.2 million restricted stock units vested, including 0.5 million units withheld for taxes. These vested restricted stock units had a weighted-average fair value of $10.27 per share on the vesting dates for the three months ended March 31, 2012. As of March 31, 2012, total unearned stock-based compensation related to unvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $163.3 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.65 years.

In the three months ended March 31, 2011, 0.9 million restricted stock units vested, including 0.3 million units withheld for taxes. These vested restricted stock units had a weighted-average fair value of $15.92 per share on the vesting dates for the quarter ended March 31, 2011. As of March 31, 2011, total unearned stock- based compensation related to nonvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $119.0 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 3.11 years.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying such restricted stock units are not considered issued and outstanding. Upon vesting of restricted stock units, shares withheld by the Company to pay taxes are retired.

Performance-Based Restricted Stock Units

In May 2011, the Company adopted the 2011 Long-Term Performance Based Incentive Plan (the “2011 Plan”), which provides for the grant of restricted stock units to eligible employees; vesting of these restricted stock units is subject to the satisfaction of performance metrics tied to, revenue growth and operating margin over the designated performance periods. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013, consisting of three one year performance periods (calendar years 2011, 2012 and 2013) and a three year cumulative performance period. The Company issued 0.2 million performance-based restricted stock units in the three months ended March 31, 2012. The Company recorded total stock-based compensation expense related to performance-based restricted stock units of $4.3 million under the 2011 Plan in the three months ended March 31, 2012.

The 2011 Plan performance metrics include revenue growth rankings for the Company relative to a semiconductor peer group or a microcontroller peer group, as determined by the Compensation Committee. In addition, in order for a participant to receive credit for a performance period the Company must achieve a minimum operating margin during such performance period, measured on a pro forma basis, subject to adjustment by the Compensation Committee. Management evaluates, on a quarterly basis, the likelihood of the Company meeting its performance metrics in determining stock-based compensation expense for performance share plans.

The Company recorded total stock based compensation expense related to performance based restricted stock units of $6.5 million under the Company’s 2008 Incentive Plan (the “2008 Plan”) in the three months ended March 31, 2011.

Stock Option Awards

No options were granted in the three months ended March 31, 2012 or 2011.

As of March 31, 2012, total unearned compensation expense related to unvested stock options was approximately $4.0 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.48 years.

Employee Stock Purchase Plan

Under the 1991 Employee Stock Purchase Plan (“1991 ESPP”) and 2010 Employee Stock Purchase Plan (“2010 ESPP” and, together with the 1991 ESPP, the “Company’s ESPPs”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the six-month offering period or at 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation. There were 0.7 million shares purchased under the 2010 ESPP for the three months ended March 31, 2012 at an average price per share of $8.33. Of the 25.0 million shares authorized for issuance under the 2010 ESPP, 23.6 million shares were available for issuance at March 31, 2012. There were 0.8 million shares purchased under the 1991 ESPP for the three months ended March 31, 2011, at an average price per share of $4.85. The remaining 1.9 million shares available under the 1991 plan expired in the three months ended March 31, 2011.

The fair value of each purchase under the Company’s ESPPs is estimated on the date of the beginning of the offering period using the Black-Scholes option pricing model. The following assumptions were utilized to determine the fair value of the Company’s ESPPs shares:

	Three Months Ended
	March 31,	March 31,
	2012	2011
Risk-free interest rate	0.15%	0.17%
Expected life (years)	0.50	0.50
Expected volatility	56%	41%
Expected dividend yield	—	—

The weighted-average fair value of the rights to purchase shares under the Company’s ESPPs for purchase periods beginning in the three months ended March 31, 2012 and 2011 was $2.27 and $3.16, respectively. Cash proceeds from the issuance of shares under the Company’s ESPPs were $5.4 million and $4.1 million for the three months ended March 31, 2012 and 2011, respectively.

Common Stock Repurchase Program

Over the past several years, Atmel’s Board of Directors authorized $500.0 million of funding for the Company’s stock repurchase program. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities. As of March 31, 2012, $10.6 million remained available for repurchase under this program.

During the three months ended March 31, 2012 and 2011, Atmel repurchased 9.5 million and 5.7 million shares, respectively, of its common stock on the open market at an average repurchase price of $10.18 and $14.93 per share, excluding commission, and subsequently retired those shares. Common stock and additional paid-in capital were reduced by $96.2 million and $85.1 million, excluding commission, for the three months ended March 31, 2012 and 2011, respectively, as a result of the stock repurchases.

Note 5 ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for the Company arises from foreign currency translation adjustments, actuarial gains related to defined benefit pension plans and net unrealized gains on investments. The components of accumulated other comprehensive income at March 31, 2012 and 2011, net of tax, are as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Foreign currency translation adjustments	$11,849	$7,725
Actuarial gains related to defined benefit pension plans	593	1,712
Net unrealized gain on investments	4,810	11
Total accumulated other comprehensive income	$17,252	$9,448

Note 6 COMMITMENTS AND CONTINGENCIES

Commitments

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

Purchase Commitments

At March 31, 2012, the Company had certain commitments which were not included on the condensed consolidated balance sheet at that date. These include outstanding capital purchase commitments of approximately $1.4 million, wafer purchase commitments of approximately $19.2 million under the Company’s supply agreement with Telefunken Semiconductors GmbH & Co. KG and wafer purchase commitments of approximately $180.6 million under the Company’s supply agreement with LFoundry Rousset SAS (“LFoundry Rousset”).

On April 18, 2012, the Company amended its wafer purchase commitments with LFoundry Rousset, which reduced those commitments to approximately $112.0 million as of April 18, 2012.

Contingencies

Legal Proceedings

The Company is party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statement of cash flows. If, however, an unfavorable ruling were to occur in any of the legal proceedings described below or other legal proceedings that were not deemed material as of March 31, 2012, there exists the possibility of a material adverse effect on the Company’s financial position, results of operations and cash flows. The Company has accrued for losses related to the litigation described below that it considers probable and for which the loss can be reasonably estimated. In the event that a probable loss cannot be reasonably estimated, it has not accrued for such losses. As the Company continues to monitor these matters; its determination could change, however, and the Company may decide, at some future date, to establish an appropriate reserve. With respect to each of the matters below, except where noted otherwise, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at March 31, 2012. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted, management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

Infineon Litigation.  On April 11, 2011, Infineon Technologies A.G. and Infineon Technologies North America Corporation (collectively, “Infineon”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. Infineon alleges that the Company is infringing 11 Infineon patents and seeks a declaration that three of the Company’s patents are either invalid or not infringed. On July 5, 2011, the Company answered

Infineon’s complaint, and filed counterclaims seeking a declaration that each of the 11 asserted Infineon patents is invalid and not infringed. The Company also counterclaimed for infringement of six of the Company’s patents and breach of contract related to Infineon’s breach of a confidentiality agreement. On July 29, 2011, Infineon answered these counterclaims and sought a declaration that the Company’s patents were either invalid or not infringed. On March 13, 2012, the Company filed amended counterclaims that alleged Infineon’s infringement of four additional Atmel patents. On March 31, 2012, Infineon answered these counterclaims and sought a declaration that the Company’s newly asserted patents were either invalid or not infringed. Trial of these matters currently is scheduled to commence in early 2014.  The Company intends to prosecute its claims and defend vigorously against Infineon’s claims.

From time to time, the Company is notified of claims that its products may infringe patents, or other intellectual property, issued to other parties. The Company periodically receives demands for indemnification from its customers with respect to intellectual property matters. The Company also periodically receives claims relating to the quality of its products, including claims for additional labor costs, costs for replacing defective parts, reimbursement to customers for damages incurred in correcting their defective products, costs for product recalls or other damages. Receipt of these claims and requests occurs in the ordinary course of the Company’s business, and the Company responds based on the specific circumstances of each event. The Company undertakes an accrual for losses relating to those types of claims when it considers those losses “probable” and when a reasonable estimate of loss can be determined.

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

Product Warranties

The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The Company’s products are generally covered by a warranty typically ranging from 30 days to two years.

The following table summarizes the activity related to the product warranty liability for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$5,746	$4,019
Accrual for warranties during the period, net of change in estimates	1,287	2,204
Actual costs incurred	(1,309)	(1,315)
Balance at end of period	$5,724	$4,908

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

The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(in thousands, except for percentages)
Income before income taxes	$24,732	$84,348
Provision for income taxes	(4,345)	(9,795)
Effective tax rate	17.57%	11.61%

The Company’s effective tax rate for the three months ended March 31, 2012 was lower than the statutory federal income tax rate of 35%.  The Company’s tax provision was lower than it otherwise would have been due to income recognized in lower tax rate jurisdictions as a result of a reorganization of its subsidiary structure implemented on January 1, 2011 and the recognition of certain refundable R&D credits. The effective tax rate for the three months ended March 31, 2011 was lower than the statutory federal income tax rate of 35% primarily due to tax rate benefits of certain earnings from the Company’s operations in jurisdictions with lower tax rates than the US.  These benefits result primarily from the January 1, 2011 reorganization of its subsidiary structure.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2001 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 2001 through 2011 tax years generally remain subject to examination by their respective tax authorities.

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

At March 31, 2012 and December 31, 2011, the Company had $23.9 million and $25.2 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate.  Also at March 31, 2012 and December 31, 2011, the Company had $43.5 million and $42.8 million of unrecognized tax benefits, respectively, which, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.

Increases or decreases in unrecognizable tax benefits could occur over the next 12 months due to tax law changes, unrecognized tax benefits established in the normal course of business, or due to the conclusion of ongoing tax audits in various jurisdictions around the world.  While it is reasonably possible that some or all of these events may occur within the next 12 months, the Company is not able to accurately estimate the range of any potential change in unrecognized tax benefits that would result from the occurrence of such events.  The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. The Company regularly assesses its tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

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

The Company’s French pension plan provides for termination benefits paid to covered French employees only at retirement, and consists of approximately one to five months of salary. The Company’s German pension plan provides for defined benefit payouts for covered German employees’ following retirement.

The aggregate net pension expense relating to these two plans are as follows:

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(in thousands)
Service costs	$328	$318
Interest cost	368	325
Amortization of actuarial (gain) loss	12	54
Settlement and other related gains	—	(726)
Net pension expense	$708	$(29)

Settlement and other related gain of $0.7 million for the three months ended March 31, 2011 related to restructuring activity in the Company’s Rousset, France operations initiated in the second quarter of 2010.

The Company’s net pension cost for 2012 is expected to be approximately $2.8 million. Cash funding for benefits paid was insignificant for the three months ended March 31, 2012. Cash funding for benefits to be paid for 2012 is expected to be approximately $0.3 million.

Note 9 OPERATING AND GEOGRAPHICAL SEGMENTS

The Company designs, develops, manufactures and sells semiconductor integrated circuit products. The Company’s segments represent management’s view of the Company’s businesses and how it allocates Company resources and measures performance of its major components. Each segment consists of product families with similar requirements for design, development and marketing. Each segment requires different design, development and marketing resources to produce and sell products. Atmel’s four reportable segments are as follows:

•                  Microcontrollers.  This segment includes Atmel’s capacitive touch products, including maXTouch and QTouch, AVR 8-bit and 32-bit products, ARM-based products and Atmel’s 8051 8-bit products.

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

•                  Application Specific Integrated Circuit (“ASIC”).  This segment includes custom application specific integrated circuits designed to meet specialized single-customer requirements for their high performance devices in a broad variety of specific applications, including products that provide hardware security for embedded digital systems, products with military and aerospace applications and application specific standard products for space applications, power management and secure cryptographic memory products.

The Company evaluates segment performance based on revenue and income or loss from operations excluding acquisition-related charges, restructuring charges, credit from reserved grant income and gain on sale of assets. Interest and other (expenses) income, net, foreign exchange gains and losses and income taxes are not measured by operating segment. Because the Company’s segments reflect the manner in which management reviews its business, they necessarily involve subjective judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect products, technologies or applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments. Recent events may affect the manner in which the Company presents segments in the future.

Segments are defined by the products they design and sell. They do not make sales to each other. The Company’s net revenue and segment income from operations for each reportable segment for the three months ended March 31, 2012 and 2011 are as follows:

Information about Reportable Segments

	Micro-	Nonvolatile	RF and
	Controllers	Memories	Automotive	ASIC	Total
	(in thousands)
Three months ended March 31, 2012
Net revenue from external customers	$217,802	$47,733	$43,510	$48,792	$357,837
Segment income (loss) from operations	6,683	5,346	(1,937)	6,131	16,223
Three months ended March 31, 2011
Net revenue from external customers	$293,826	$63,372	$50,853	$53,376	461,427
Segment income from operations	73,807	13,617	5,410	9,382	102,216

The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(in thousands)
Total segment income from operations	$16,223	$102,216
Unallocated amounts:
Acquisition-related charges	(1,956)	(1,031)
Restructuring charges	—	(21,210)
Credit from reserved grant income	10,689	—
Gain on sale of assets	—	1,882
Consolidated income from operations	$24,956	$81,857

Geographic sources of revenue were as follows:

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(in thousands)
United States	$48,190	$69,527
Germany	50,925	60,230
France	9,717	8,995
Japan	9,673	14,856
China, including Hong Kong	84,099	127,142
Singapore	9,906	11,160
South Korea	62,141	51,215
Taiwan	19,871	41,659
Rest of Asia-Pacific	17,210	20,796
Rest of Europe	38,732	50,540
Rest of the World	7,373	5,307
Total net revenue	$357,837	$461,427

Net revenue is attributed to countries based on the locations to where the Company ships.

One customer accounted for 15% of net revenue in the three months ended March 31, 2012. No single customer accounted for more than 10% of net revenue in the three months ended March 31, 2011. Three distributors accounted for 15%, 11% and 11%, respectively, of accounts receivable at March 31, 2012. Two distributors accounted for 15% and 14%, respectively, of accounts receivable at December 31, 2011.

Locations of long-lived assets as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
United States	$87,093	$81,777
Philippines	66,193	71,332
Germany	20,311	20,681
France	27,948	30,277
Asia-Pacific	57,015	59,906
Rest of Europe	11,666	10,534
Total	$270,226	$274,507

Excluded from the table above are auction-rate securities of $2.3 million as of both March 31, 2012 and December 31, 2011, which are included in other assets on the condensed consolidated balance sheets. Also excluded from the table above as of March 31, 2012 and December 31, 2011 are goodwill of $67.4 million and $67.7 million, respectively, intangible assets, net of $18.3 million and $21.0 million, respectively and deferred income tax assets of $119.1 million and $121.4 million, respectively.

Note 10 GAIN ON SALE OF ASSETS

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

Rousset

In connection with the sale of its manufacturing operations in France to LFoundry GmbH, the Company retained a minority equity interest in LFoundry Rousset, the entity that holds those manufacturing operations. This equity interest provides limited protective rights to the Company, but no decision-making rights that are significant to the economic performance of LFoundry Rousset. The Company is shielded from economic losses and does not participate fully in LFoundry Rousset’s residual economics; accordingly, the Company has concluded that its equity interest in LFoundry Rousset is an interest in a variable interest entity (“VIE”). At the time of the sale, the Company identified LFoundry Rousset’s significant activities and the parties that have the power to direct them, determined LFoundry Rousset’s equity, profit and loss participation, and reviewed LFoundry Rousset’s funding and operating agreements. Based on the above analysis, the Company determined that it is not the primary beneficiary of LFoundry Rousset and hence does not consolidate LFoundry Rousset in its financial statements. The Company’s maximum exposure related to LFoundry Rousset is not expected to be significantly in excess of the amounts recorded and it does not intend to provide any support to LFoundry Rousset, financial or otherwise.

Note 11 RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three months ended March 31, 2012 and 2011.

	January 1,				March 31,
	2012			Foreign Exchange	2012
	Accrual	Charges	Payments	Gain	Accrual
	(in thousands)
Third quarter of 2008
Employee termination costs	$301	$—	$—	$—	$301
Second quarter of 2010
Employee termination costs	1,846	—	(741)	(226)	879
Total 2012 activity	$2,147	$—	$(741)	$(226)	$1,180

	January 1,			Currency	March 31,
	2011			Translation	2011
	Accrual	Charges	Payments	Adjustment	Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Second quarter of 2008
Employee termination costs	3	—	—	—	3
Third quarter of 2008
Employee termination costs	460	—	—	16	476
First quarter of 2009
Other restructuring charges	136	—	(45)	—	91
Second quarter of 2010
Employee termination costs	1,286	21,210	(1,972)	735	21,259
Total 2011 activity	$3,477	$21,210	$(2,017)	$751	$23,421

2011 Restructuring Charges

For the three months ended March 31, 2011, the Company began implementing cost reduction activities, primarily targeting research and development labor costs. The Company incurred restructuring charges of $21.2 million related to severance costs resulting from involuntary termination of employees at the Company’s subsidiary located in Rousset, France. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities. The Company paid $0.7 million related to employee termination costs for the three months ended March 31, 2012.

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

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows:

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(in thousands, except per share data)
Net income	$20,387	$74,553

Weighted-average shares - basic	440,265	456,489
Dilutive effect of incremental shares and share equivalents	4,662	13,533
Weighted-average shares - diluted	444,927	470,022

Net income per share:
Basic
Net income per share - basic	$0.05	$0.16
Diluted
Net income per share - diluted	$0.05	$0.16

The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(in thousands)
Employee stock options and restricted stock units outstanding	2,842	1,072

Note 13 INTEREST AND OTHER (EXPENSE) INCOME, NET

Interest and other (expense) income, net, are summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(in thousands)
Interest and other income	$182	$390
Interest expense	(1,170)	(1,701)
Foreign exchange transaction gains	764	3,802
Total	$(224)	$2,491

Note 14 SUBSEQUENT EVENT

On April 30, 2012, Atmel’s Board of Directors authorized an additional $200 million for its existing stock repurchase program. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2011. Atmel’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, through the “Investors” section of www.atmel.com. We make these reports available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC also maintains a website located at www.sec.gov that contains Atmel’s SEC filings. The information disclosed on our website is not incorporated herein and does not form a part of this Quarterly Report on Form 10-Q.

This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2012, the expansion of the market for microcontrollers, revenue for our maXTouchTM products, expectations for our new XSense product, our gross margin, anticipated revenue by geographic area, operating expenses and capital expenditures, cash flow and liquidity measures, factory utilization, new product introductions, access to independent foundry capacity and the quality issues associated with the use of third party foundries, the effects of our strategic transactions and restructuring efforts, estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters, the outcome of litigation (including intellectual property litigation in which we may be involved in which our customers may be involved, especially in the mobile device sector) and the expenses involved and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Part II Item 1A — Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Quarterly Report on Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

OVERVIEW

We are one of the world’s leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. Our microcontrollers and related products are used today in many of the world’s leading smart phones, tablet devices and other consumer and industrial electronics to provide core functionality for touch sensing, security, wireless and communication applications and battery management. We offer an extensive portfolio of capacitive touch products that integrate our microcontrollers with fundamental touch-focused intellectual property, or IP, we have developed and we continue to leverage our market and technology advantages to expand our product portfolio within the touch-related eco-system. Toward that end, and as a natural extension of our touch controller business, we recently announced our “XSense” product, a new type of touch sensor based on proprietary metal mesh technologies. We also design and sell products that are complementary to our microcontroller business, including nonvolatile memory and flash memory products, radio frequency and mixed-signal components and application specific integrated circuits. Our semiconductors also enable applications in many other fields, such as smart-metering for utility monitoring and billing, buttons, sliders and wheels found on the touch panels of appliances, various aerospace, industrial, and military products and systems, and electronic-based automotive components, such as keyless ignition, access, engine control, lighting and entertainment systems, for standard and hybrid vehicles. Over the past several years, we transitioned our business to a “fab-lite” model, lowering our fixed costs and capital investment requirements, and we currently own and operate one manufacturing facility in Colorado Springs, Colorado.

During the three months ended March 31, 2012, we repurchased 9.5 million shares of our common stock in the open market and subsequently retired those shares under our existing stock repurchase program.  As of March 31, 2012, $10.6 million remained available for repurchase under this program. On April 30, 2012, our Board of Directors authorized an additional $200 million for this program.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31, 2012		March 31, 2011
	(in thousands, except percentage of net revenue)
Net revenue	$357,837	100.0%	$461,427	100.0%
Gross profit	152,367	42.6%	235,385	51.0%
Research and development	66,289	18.5%	62,383	13.5%
Selling, general and administrative	69,855	19.5%	70,786	15.3%
Acquisition-related charges	1,956	0.5%	1,031	0.2%
Restructuring charges	—	0.0%	21,210	4.6%
Credit from reserved grant income	(10,689)		—
Gain on sale of assets	—	0.0%	(1,882)	-0.4%
Income from operations	$24,956	7.0%	$81,857	17.7%

Net Revenue

Our net revenue totaled $357.8 million for the three months ended March 31, 2012, a decrease of 22%, or $103.6 million, from $461.4 million in net revenue for the three months ended March 31, 2011. Revenue decreased primarily due to reduced sales of our products as a result of difficult global economic conditions that adversely affected the industrial and consumer markets into which our products are sold. In the three months ended March 31, 2012, our distributors, which accounted for approximately 50% of our sales in that period, reduced their aggregate inventories of our products by 19% as compared to the three months ended December 31, 2011.

Included in revenue in the three months ended March 31, 2012, is $7.6 million of payments made from an Asian distributor recognized on a cash basis, which had been deferred at December 31, 2011, and not included in our net revenue at year end.

Net revenue denominated in Euros was 21% and 23% for the three months ended March 31, 2012 and 2011, respectively. Average exchange rates utilized to translate foreign currency revenue and expenses in Euros were approximately 1.31 and 1.34 Euros to the dollar for the three months ended March 31, 2012 and 2011, respectively.

Net Revenue — By Operating Segment

Our net revenue by operating segment is summarized as follows:

	Three Months Ended
	March 31,	March 31,
	2012	2011	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$217,802	$293,826	$(76,024)	-26%
Nonvolatile Memory	47,733	63,372	(15,639)	-25%
RF and Automotive	43,510	50,853	(7,343)	-14%
ASIC	48,792	53,376	(4,584)	-9%
Total net revenue	$357,837	$461,427	$(103,590)	-22%

Microcontroller

Microcontroller segment net revenue decreased 26% to $217.8 million for the three months ended March 31, 2012 from $293.8 million for the three months ended March 31, 2011. Revenue decreased primarily due to decreased sales of our 8-bit and 32-bit microcontrollers as a result of reduced demand in the industrial end markets. Microcontroller net revenue represented 61% and 64% of total net revenue for the three months ended March 31, 2012 and 2011, respectively.

Nonvolatile Memory

Nonvolatile Memory segment net revenue decreased 25% to $47.7 million for the three months ended March 31, 2012 from $63.4 million for the three months ended March 31, 2011. The decline in our memory business resulted primarily from reduced market demand, a weaker pricing environment and the end of life for several flash products, including Serial EE and Serial Flash products, which saw revenue decrease by 18% and 49%, respectively.

RF and Automotive

RF and Automotive segment net revenue decreased 14% to $43.5 million for the three months ended March 31, 2012 from $50.9 million for the three months ended March 31, 2011. This decrease was primarily related to continued decline in demand for our non-automotive products within this segment during the first three months of 2012 partially offset by an increase of 11% in net revenue from sales of our high voltage products, which are used primarily for automotive airbag controllers.

ASIC

ASIC segment net revenue decreased 9% to $48.8 million for the three months ended March 31, 2012 from $53.4 million for the three months ended March 31, 2011. Our military and aerospace business revenue, which is approximately 32% of overall ASIC revenue, decreased approximately 14% during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Net Revenue by Geographic Area

Our net revenue by geographic area for the three months ended March 31, 2012, compared to the same period in 2011, is summarized as follows. Revenue is attributed to countries based on the location to which we ship. See Note 9 of Notes to Condensed Consolidated Financial Statements for further discussion.

	Three Months Ended
	March 31,	March 31,
	2012	2011	Change	% Change
	(in thousands, except for percentages)
Asia	$202,900	$266,828	$(63,928)	-24%
Europe	99,374	119,765	(20,391)	-17%
United States	48,190	69,527	(21,337)	-31%
Other*	7,373	5,307	2,066	39%
Total net revenue	$357,837	$461,427	$(103,590)	-22%

*                                         Primarily includes South Africa, and Central and South America

Net revenue outside the United States accounted for 87% and 85% of our net revenue for the three months ended March 31, 2012 and 2011, respectively.

Our net revenue in Asia decreased $63.9 million, or 24%, for the three months ended March 31, 2012, compared to the same period in 2011. The decrease in this region for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 was primarily due to lower shipments of our microcontroller products as a result of difficult global economic conditions that adversely affected the industrial and consumer markets into which these products are sold. In the three months ended March 31, 2012, our distributors in Asia reduced their inventory of our products by 18% as compared to the three months ended December 31, 2011. Net revenue for the Asia region was 57% of total net revenue for the three months ended March 31, 2012 compared to 58% of total net revenue for the three months ended March 31, 2011.

Our net revenue in Europe decreased $20.4 million, or 17%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The decrease in this region for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 was primarily a result of the continued decline in industrial markets. Net revenue for the Europe region was 28% of total net revenue for the three months ended March 31, 2012 compared to 26% of total net revenue for the three months ended March 31, 2011.

Our net revenue in the United States decreased by $21.3 million, or 31%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. This decrease resulted primarily from reduced demand for smart metering and consumer-based products. Net revenue for the United States region was 13% of total net revenue for the three months ended March 31, 2012, compared to 15% of total net revenue for the three months ended March 31, 2011.

Revenue and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 21% and 23% of our total net revenue for the three months ended March 31, 2012 and 2011, respectively. Costs denominated in foreign currencies were 18% and 20% of our total costs for the three months ended March 31, 2012 and 2011, respectively.

Net revenue denominated in Euros was 21% and 23% for the three months ended March 31, 2012 and 2011, respectively. Costs denominated in Euros were 11% and 14% of our total costs for the three months ended March 31, 2012 and 2011, respectively.

Average exchange rates utilized to translate foreign currency revenue and expenses in Euros were approximately 1.31 and 1.34 Euros to the dollar for the three months ended March 31, 2012 and 2011, respectively.

For the three months ended March 31, 2012, changes in foreign exchange rates had an unfavorable overall effect on our operating results. Our net revenue for the three months ended March 31, 2012 would have been approximately $1.9 million higher had the average exchange rate in the current year remained the same as the average rate in effect for the three months ended March 31, 2011. In addition, in the three months ended March 31, 2012, our operating expenses would have been approximately $1.2 million higher. The net effect, had average foreign currency rates remained the same during the three months ended March 31, 2012 as in the same period in 2011, would have been that income from operations would have increased approximately $0.7 million in the three months ended March 31, 2012.

Cost of Revenue and Gross Margin

Gross margin declined to 42.6% for the three months ended March 31, 2012, compared to 51.0% for the three months ended March 31, 2011.  Gross margin in the three months ended March 31, 2012 was negatively affected by lower sales, lower utilization of our remaining wafer fabrication facility in Colorado as a result of decreased business levels and higher inventory write-downs.

We experienced an increase in inventory to $357.5 million at March 31, 2012 from $318.5 million at March 31, 2011, although our inventories declined by approximately $20.0 million from $377.4 million at the end of 2011. While we expect inventory levels to continue to decline, as builds are adjusted and as demand recovers, our inventory levels, and related write-downs, may require further adjustments during 2012 to reflect revised demand forecasts or product lifecycles. Inventory adjustments, if undertaken, may affect our results of operations, including gross margin, in a positive or negative manner, depending on the nature of those adjustments. If the demand for certain semiconductor products declines or does not materialize as we expect, we could be required to record additional write-downs, which would adversely affect our gross margin.

For the three months ended March 31, 2012, we manufactured approximately 56% of our products in our own wafer fabrication facility compared to 49% for the three months ended March 31, 2011.

Our cost of revenue includes the costs of wafer fabrication, assembly and test operations, changes in inventory write-downs, royalty expense, freight costs and stock compensation expense. Our gross margin as a percentage of net revenue fluctuates depending on product mix, manufacturing yields, utilization of manufacturing capacity, reserves for our excess and obsolete inventory, and average selling prices, among other factors.

Research and Development

Research and development (“R&D”) expenses increased 6%, or $3.9 million, to $66.3 million for the three months ended March 31, 2012 from $62.4 million for the three months ended March 31, 2011. R&D expenses increased for the three months ended March 31, 2012, primarily due to increased employee related expenses of $2.7 million related to product development staffing and increased stock-based compensation expense of $0.8 million. R&D expenses, including the items described above, for the three months ended March 31, 2012, were favorably affected by approximately $0.7 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred for the three months ended March 31, 2011. As a percentage of net revenue, R&D expenses totaled 19% and 14% for the three months ended March 31, 2012 and 2011, respectively.

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

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased 1%, or $0.9 million, to $69.9 million for the three months ended March 31, 2012 from $70.8 million for the three months ended March 31, 2011. SG&A expenses were favorably affected by approximately $0.4 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred for the three months ended March 31, 2011. As a percentage of net revenue, SG&A expenses totaled 20% and 15% of net revenue for the three months ended March 31, 2012 and 2011, respectively.

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

The recognition as expense of the fair value of performance-related stock-based awards is determined based upon management’s estimate of the probability and timing for achieving the associated performance criteria, utilizing the fair value of the common stock on the grant date. Stock-based compensation for performance-related awards is recognized over the estimated performance period, which may vary from period to period based upon management’s estimates of the timing to achieve the related performance goals. These awards vest once the performance criteria are met.

The following table summarizes the distribution of stock-based compensation expense by function for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(in thousands)
Cost of revenue	$2,255	$2,293
Research and development	6,763	5,982
Selling, general and administrative	10,309	10,614
Total stock-based compensation expense, before income taxes	19,327	18,889
Tax benefit	(2,790)	(2,644)
Total stock-based compensation expense, net of income taxes	$16,537	$16,245

In May 2011, we adopted the 2011 Long-Term Performance Based Incentive Plan (the “2011 Plan”), which provides for the grant of restricted stock units to eligible employees; vesting of these restricted stock units is subject to the satisfaction of specified performance metrics tied to relative revenue growth rankings and operating margin over the designated performance periods. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013, consisting of three one year performance periods (calendar years 2011, 2012 and 2013) and a three year cumulative performance period. We issued 0.2 million performance-based restricted stock units in the three months ended March 31, 2012.  We recorded total stock-based compensation expense related to performance-based restricted stock units of $4.3 million under the 2011 Plan in the three months ended March 31, 2012.

The 2011 Plan performance metrics include revenue growth rankings for us relative to a semiconductor peer group or a microcontroller peer group, as determined by the Compensation Committee. In addition, in order for a participant to receive credit for a performance period, we must achieve a minimum operating margin during such performance period, measured on a pro forma basis, subject to adjustment by the Compensation Committee. We evaluate, on a quarterly basis, the likelihood of meeting our performance metrics in determining stock-based compensation expense for performance share plans.

We recorded total stock based compensation expense related to performance based restricted stock units of $6.5 million under the 2008 Plan in the three months ended March 31, 2011.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Acquisition-Related Charges

We recorded total acquisition-related charges of $2.0 million for the three months ended March 31, 2012, related to our acquisitions of Advanced Digital Design and Quantum Research Group Ltd.

We recorded amortization of intangible assets of $1.4 million and $1.1 million in the three months ended March 31, 2012 and 2011, respectively, associated with customer relationships, developed technology, trade name, non-compete agreements and backlog. We estimate amortization of intangible assets will be approximately $5.5 million for 2012.

Restructuring Charges

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three months ended March 31, 2012 and 2011:

	January 1,				March 31,
	2012			Foreign Exchange	2012
	Accrual	Charges	Payments	Gain	Accrual
	(in thousands)
Third quarter of 2008
Employee termination costs	$301	$—	$—	$—	$301
Second quarter of 2010
Employee termination costs	1,846	—	(741)	(226)	879
Total 2012 activity	$2,147	$—	$(741)	$(226)	$1,180

	January 1,			Currency	March 31,
	2011			Translation	2011
	Accrual	Charges	Payments	Adjustment	Accrual
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592
Second quarter of 2008
Employee termination costs	3	—	—	—	3
Third quarter of 2008
Employee termination costs	460	—	—	16	476
First quarter of 2009
Other restructuring charges	136	—	(45)	—	91
Second quarter of 2010
Employee termination costs	1,286	21,210	(1,972)	735	21,259
Total 2011 activity	$3,477	$21,210	$(2,017)	$751	$23,421

2011 Restructuring Charges

For the three months ended March 31, 2011, we implemented cost reduction activities, primarily targeting research and development labor costs. We incurred restructuring charges of $21 million related to severance costs resulting from involuntary termination of employees at our subsidiary located in Rousset, France. Employee severance costs were recorded in accordance with the accounting standard related to costs associated with exit or disposal activities. We paid $0.7 million related to employee termination costs for the three months ended March 31, 2012.

Credit from Reserved Grant Income

In March 2012, a ministerial decision of the Greek government was executed related to outstanding state grants previously made to a Greek subsidiary of the Company. As a result, the Company recognized a benefit of $10.7 million in its results for the three month period ended March 31, 2012 resulting from the reversal of a reserve previously established for that grant.

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

Interest and Other (Expense) Income, Net

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(in thousands)
Interest and other income	$182	$390
Interest expense	(1,170)	(1,701)
Foreign exchange transaction gains	764	3,802
Total	$(224)	$2,491

Interest and other (expense) income, net, resulted in an expense of $0.2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily as a result of a decrease in foreign exchange from our foreign exchange exposures relating to intercompany balances between our subsidiaries. We continue to have balance sheet exposures in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future.

Included in interest expense for the three months ended March 31, 2012 and 2011 was approximately $0.8 million and $1.3 million, respectively, of interest expense related to our manufacturing services agreement with LFoundry.

Provision for Income Taxes

We recorded a provision for income taxes of $4.3 million and $9.8 million for the three months ended March 31, 2012 and 2011, respectively.

We estimate our annual effective tax rate at the end of each quarter. In making these estimates, we, in consultation with our tax advisors, consider, among other things, annual pre-tax income, the geographic mix of pre-tax income and the application and interpretations of tax laws, treaties and judicial developments and the possible outcomes of audits.

Our effective tax rate for the three months ended March 31, 2012 was lower than the statutory federal income tax rate of 35%.  Our tax provision was lower than it otherwise would have been due to income recognized in lower tax rate jurisdictions as a result of a global reorganization of our subsidiary structure implemented on January 1, 2011 and the recognition of certain refundable R&D credits. The effective tax rate for the three months ended March 31, 2011 was lower than the statutory federal income tax rate of 35% primarily due to tax rate benefits of certain earnings from our operations in jurisdictions with lower tax rates than the U.S.  These benefits result primarily from the January 1, 2011 global reorganization of our subsidiary structure.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2001 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 2001 through 2011 tax years generally remain subject to examination by their respective tax authorities.

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

At March 31, 2012 and December 31, 2011, we had $23.9 million and $25.2 million, respectively of unrecognized tax benefits which, if recognized, would affect the effective tax rate.  Also at March 31, 2012 and December 31, 2011, we had $43.5 million and $42.8 million, respectively, of unrecognized tax benefits, which, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.

Increases or decreases in unrecognized tax benefits could occur over the next 12 months due to tax law changes relating to unrecognized tax benefits established in the normal course of business or due to the conclusion of ongoing tax audits in various jurisdictions around the world.  While it is reasonably possible that some or all of these events may occur within the next 12 months, we are not able to estimate accurately the range of any potential change in unrecognized tax benefits that would result from the occurrence of such events.  The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business.

Liquidity and Capital Resources

At March 31, 2012, we had $299.1 million of cash, cash equivalents and short-term investments, compared to $332.5 million at December 31, 2011. Our current asset to liability ratio, calculated as total current assets divided by total current liabilities, was 3.44 at March 31, 2012 compared to 3.14 at December 31, 2011. Working capital, calculated as total current assets less total current liabilities, decreased to $674.4 million at March 31, 2012, compared to $708.6 million at December 31, 2011. Cash provided by operating activities was $60.6 million and $74.1 million for the three months ended March 31, 2012 and 2011, respectively, and capital expenditures totaled $7.4 million and $30.9 million for the three months ended March 31, 2012 and 2011, respectively, with the decrease resulting primarily from a reduction in the purchase of testing equipment in the 2012 fiscal year.

As of March 31, 2012, of the $299.1 million aggregate cash and cash equivalents and short-term investments held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $216.7 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds could give rise to tax exposure.

Operating Activities

Net cash provided by operating activities was $60.6 million for the three months ended March 31, 2012, compared to $74.1 million for the three months ended March 31, 2011. Net cash provided by operating activities for the three months ended March 31, 2012 was determined primarily by adjusting net income of $20.4 million for certain non-cash charges for depreciation and amortization of $18.6 million and stock-based compensation charges of $19.3 million.

Accounts receivable decreased by 4% or $7.9 million to $205.0 million at March 31, 2012, from $212.9 million at December 31, 2011. The average days of accounts receivable outstanding increased to 52 days for the three months ended March 31, 2012 from 51 days for the three months ended December 31, 2011. The decrease in receivable balances is related to lower shipments during the quarter.

Inventories decreased to $357.5 million at March 31, 2012 from $377.4 million at December 31, 2011. Our days of inventory decreased to 158 days for the three months ended March 31, 2012 from 173 days for the three months ended December 31, 2011. Inventories consist of raw wafers, purchased foundry wafers, work-in-process and finished units. While we expect inventory levels to continue to decline, as builds are adjusted and as demand recovers, our inventory levels, and related reserves, may require further adjustments during 2012 to reflect revised demand forecasts or product lifecycles.

Investing Activities

Net cash used in investing activities was $7.4 million for the three months ended March 31, 2012, compared to $27.3 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, we paid $7.4 million for acquisitions of fixed assets and $1.0 million for intangible assets.

We anticipate expenditures for capital purchases in 2012 to be in the range of $40 million to $50 million, depending on business levels. We expect to use those investments principally to maintain existing manufacturing operations, expand manufacturing capacity for our “XSense” products and provide additional testing capacity.

Financing Activities

Net cash used in financing activities was $92.9 million and $73.0 million for the three months ended March 31, 2012 and 2011, respectively. The cash used was primarily related to stock repurchases of $96.2 million in the three months ended March 31, 2012, compared to stock repurchases of $85.2 million in the three months ended March 31, 2011 and tax payments related to shares withheld for vested restricted stock units of $5.4 million for the three months ended March 31, 2012, compared to $5.9 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, we repurchased 9.5 million shares of our common stock in the open market and subsequently retired those shares under our existing stock repurchase program.  As of March 31, 2012, $10.6 million remained available for repurchase under this program. On April 30, 2012, our Board of Directors authorized an additional $200 million for this program. Proceeds from the issuance of common stock in respect of stock options and our employee stock purchase plan totaled $5.4 million and $4.1 million for the three months ended March 31, 2012 and 2011, respectively.

We believe our existing balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, available equipment lease financing, and other short-term and medium-term bank borrowings that we believe would be available to us, will be sufficient to meet our liquidity and capital requirements over the next twelve months.

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

During the next twelve months, we expect our operations to continue to generate positive cash flow. However, a portion of cash balances may be used to make capital expenditures, repurchase common stock, or make acquisitions. Remaining debt obligations totaled $4.9 million at March 31, 2012. We paid $0.7 million in restructuring payments, primarily for employee severance for the three months ended March 31, 2012. During the remainder of 2012 and in future years, our ability to make necessary capital investments or strategic acquisitions will depend on our ability to continue to generate sufficient cash flow from operations and to obtain adequate financing if necessary. We believe we have sufficient working capital to fund operations with $299.1 million in cash, cash equivalents and short-term investments as of March 31, 2012 together with expected future cash flows from operations.

Off-Balance Sheet Arrangements (Including Guarantees)

See the paragraph under the heading “Guarantees” in Note 6 of Notes to Condensed Consolidated Financial Statements for a discussion of off-balance sheet arrangements.

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

We believe that the estimates, assumptions and judgments involved in provisions for revenue, excess and obsolete inventory, sales return reserves and allowances, stock-based compensation expense, allowances for doubtful accounts receivable, warranty reserves, estimates for useful lives associated with long-lived assets, recoverability of goodwill and intangible assets, restructuring (credits) charges, liabilities for uncertain tax positions, deferred tax asset valuation allowances and litigation have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results, although there can be no assurance that results may, in the future, differ. The critical accounting estimates associated with these policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on February 28, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the condensed consolidated balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through March 31, 2012.

Foreign Currency Risk

When we take an order denominated in a foreign currency we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be affected by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. The net effect of average exchange rates for the three months ended March 31, 2012, compared to the average exchange rates for the three months ended March 31, 2011, would have resulted in an increase in income from operations of $0.7 million. This impact is determined assuming that all foreign currency denominated transactions that occurred for the three months ended March 31, 2012 were recorded using the average foreign currency exchange rates in the three months ended March 31, 2011. We do not use derivative instruments to hedge our foreign currency risk.

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 21% and 23% of our total net revenue for the three months ended March 31, 2012 and 2011, respectively. Costs denominated in foreign currencies were 18% and 20% of our total costs for the three months ended March 31, 2012 and 2011, respectively.

Net revenue denominated in Euros was 21% and 23% for the three months ended March 31, 2012 and 2011, respectively. Costs denominated in Euros were 11% and 14% of our total costs for the three months ended March 31, 2012 and 2011, respectively.

Average annual exchange rates utilized to translate foreign currency revenue and expenses in Euros were approximately 1.31 and 1.34 Euros to the dollar for the three months ended March 31, 2012 and 2011, respectively.

For the three months ended March 31, 2012, changes in foreign exchange rates had an unfavorable overall effect on our operating results. Our net revenue for the three months ended March 31, 2012 would have been approximately $1.9 million higher had the average exchange rate in the current year remained the same as the average rate in effect for the three months ended March 31, 2011. In addition, in the three months ended March 31, 2012, our operating expenses would have been approximately $1.2 million higher. The net effect, had average foreign currency rates remained the same during the three months ended March 31, 2012 as in the same period in 2011, would have been that income from operations would have increased approximately $0.7 million in 2012.

We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 26% and 23% of our accounts receivable were denominated in foreign currency as of March 31, 2012 and December 31, 2011, respectively.

Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 10% of our accounts payable were denominated in foreign currencies at both March 31, 2012 and December 31, 2011. Approximately 100% of our debt obligations were denominated in foreign currencies at both March 31, 2012 and December 31, 2011. We have not historically sought to hedge our foreign currency exposure, although we may determine to do so in the future.

Liquidity and Valuation Risk

Approximately $2.3 million of our investment portfolio was invested in auction-rate securities at both March 31, 2012 and December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal proceedings. Our management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described in Note 6 of Notes to Condensed Consolidated Financial Statements, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows. For more information regarding certain of these proceedings, see Note 6 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference into this Item. We have accrued for losses related to litigation described in Note 6 of Notes to Condensed Consolidated Financial Statements that we consider probable and for which the loss can be reasonably estimated. In the event that a loss cannot be reasonably estimated, we have not accrued for such losses. As we continue to monitor these matters or other matters that were not deemed material as of March 31, 2012, our determination could change, however, and we may decide, at some future date, to establish an appropriate reserve. With respect to each of the matters described in Note 6 of Notes to Condensed Consolidated Financial Statements, except where noted otherwise, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at March 31, 2012. Our management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted in Note 6 of Notes to Condensed Consolidated Financial Statements, our management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operations. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In addition, these risks and uncertainties may affect the “forward-looking” statements described elsewhere in this Form 10-Q and in the documents incorporated herein by reference. They could also affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.

OUR REVENUE AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS.

Our future operating results will be subject to quarterly variations based upon a variety of factors, many of which are not within our control. As further discussed in this “Risk Factors” section, factors that could affect our operating results include:

•                  the success of our customers’ end products, our ability to introduce new products into the market and our ability to improve and implement new manufacturing technologies and reduce manufacturing costs;

•                  the cyclical nature of the semiconductor industry;

•                  disruption to our business caused by our increased dependence on outside foundries;

•                  our dependence on selling through independent distributors and our ability to obtain accurate sell-through information from these distributors;

•                  the complexity of our revenue reporting and dependence on our management’s ability to make judgments and estimates regarding inventory write-downs, future claims for returns and other matters affecting our financial statements;

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

•                  business disruptions caused by our disposal or restructuring activities and the impact of our related take-or-pay supply agreements if wafer prices decrease over time;

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

WE DEPEND SUBSTANTIALLY ON THE SUCCESS OF OUR CUSTOMERS’ END PRODUCTS, OUR INTRODUCTION OF NEW PRODUCTS INTO THE MARKET AND OUR ABILITY TO REDUCE MANUFACTURING COSTS OF OUR PRODUCTS OVER TIME.

We believe that our future sales will depend substantially on the success of our customers’ end products, our ability to introduce new products into the market, and our ability to reduce the manufacturing costs of our products over time. Our new products are generally incorporated into our customers’ products or systems at their design stage. However, design wins can precede volume sales by a year or more. In addition, we may not be successful in achieving design wins or design wins may not result in future revenue, which depend in large part on our customers’ ability to sell their end products or systems within their respective markets.

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

Our operating results have been adversely affected in the past by industry-wide fluctuations in the demand for semiconductors, which resulted in under-utilization of our manufacturing capacity and declining gross margin. Our business may be harmed in the future by cyclical conditions in the semiconductor industry as a whole and by conditions within specific markets served by our products. These fluctuations in demand may also affect inventory write-downs we take or other items in our financial statements. Our inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Determining market value for our inventories involves numerous judgments, estimates and assumptions, including assessing average selling prices and sales volumes for each of our products in future periods. The competitiveness of each product, market conditions and product lifecycles may change over time, resulting in a change in the judgments, estimates and assumptions we apply to establish inventory write-downs. The judgments, estimates and assumptions we apply in evaluating our inventory write-downs, including, for example, shortening or extending the anticipated life of our products, may have a material effect on our financial statements. If we overestimate demand, we may experience excess inventory levels. Inventory adjustments, based on the judgments, estimates and assumptions we make, may affect our results of operations, including our gross margin, in a positive or negative manner, depending on the nature of the adjustment.

A significant portion of our revenue comes from sales to customers supplying consumer markets and from international sales. As a result, our business may be subject to seasonally lower revenue in particular quarters of our fiscal year. The semiconductor industry has also been affected by significant shifts in consumer demand due to economic downturns or other factors, which can exacerbate the cyclicality within the industry and result in further diminished product demand and production over-capacity. We have, in the past, experienced substantial quarter-to-quarter fluctuations in revenue and operating results, as occurred in the latter half of 2011, and expect, in the future, to continue to experience short term period-to-period fluctuations in operating results due to general industry and economic conditions.

WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS DUE TO INCREASED DEPENDENCE ON OUTSIDE FOUNDRIES.

After selling several manufacturing facilities over the past several years, we currently operate a single wafer fabrication facility in Colorado Springs, Colorado. As a result, we rely substantially on independent third party foundry manufacturing partners to manufacture products for us. As part of this fab-lite strategy, we have expanded and will continue to expand our foundry relationships by entering into new agreements with third party foundries. If we cannot obtain sufficient capacity commitments, if our foundry partners suffer financial instability affecting their ability to manufacture our products, or if our foundry partners experience production delays for other reasons, the supply of our products could be disrupted, which could harm our business. In addition, difficulties in production yields can often occur when transitioning manufacturing processes to a new third party foundry.  If our foundry partners fail to deliver quality products and components on a timely basis, our business could be harmed. For the three months ended March 31, 2012, we manufactured approximately 56% of our products in our own wafer fabrication facility compared to 49% for the three months ended March 31, 2011. We expect over time that an increasing portion of our wafer fabrication will be undertaken by third party foundries.

Our fab-lite strategy exposes us to the following risks:

•                  reduced control over delivery schedules and product costs;

•                  financial instability, or liquidity issues, affecting our foundry partners;

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

If demand for our products increases significantly, we have no assurances that our third party foundries will be able to increase their manufacturing capacity to a level that meets our requirements, potentially preventing us from meeting our customer demand and harming our business and customer relationships. Also, even if our independent foundries are able to meet our increased demand, those foundries may decide to charge significantly higher wafer prices to us. That could reduce our gross margin or require us to offset the increased prices by increasing prices to our customers, either of which could harm our business and operating results.

OUR REVENUE IS DEPENDENT TO A LARGE EXTENT ON SELLING TO END CUSTOMERS THROUGH INDEPENDENT DISTRIBUTORS, WHO MAY TERMINATE OR MODIFY THEIR RELATIONSHIPS WITH US IN A MANNER THAT ADVERSELY AFFECTS OUR SALES.

Sales through distributors accounted for 50% and 58% of our net revenue for the three months ended March 31, 2012 and 2011, respectively. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with independent distributors can generally be terminated for convenience by either party upon relatively short notice. Generally, these agreements are non-exclusive and also permit our distributors to offer our competitors’ products.

If any significant distributor or a substantial number of our distributors terminated their relationship with us, decided to market our competitors’ products in preference to our products, were unable to sell our products or were unable to pay us for products sold for any reason, our ability to bring our products to market could be adversely affected, we could have difficulty in collecting outstanding receivable balances, or we could incur other loss of revenue, charges or other adjustments, any of which could have a material adverse effect on our revenue and operating results.

OUR REVENUE REPORTING IS HIGHLY DEPENDENT ON RECEIVING ACCURATE SELL-THROUGH INFORMATION FROM OUR DISTRIBUTORS. IF WE RECEIVE INACCURATE OR LATE INFORMATION FROM OUR DISTRIBUTORS, OUR FINANCIAL REPORTING COULD BE MISSTATED.

Our revenue reporting is highly dependent on receiving pertinent, accurate and timely data from our distributors. As our distributors resell products, they provide us with periodic data regarding the products sold, including prices, quantities, end customers, and the amount of our products they still have in stock. Because the data set is large and complex and because there may be errors in the reported data, we may use estimates and apply judgments to reconcile distributors’ reported inventories to their end customer sales transactions. Actual results could vary unfavorably from our estimates, which could affect our operating results and adversely affect our business.

OUR REVENUE REPORTING IS COMPLEX AND DEPENDENT, IN PART, ON OUR MANAGEMENT’S ABILITY TO MAKE JUDGMENTS AND ESTIMATES REGARDING FUTURE CLAIMS FOR RETURNS. IF OUR JUDGMENTS OR ESTIMATES ABOUT THESE MATTERS ARE INCORRECT OR INACCURATE, OUR REVENUE REPORTING COULD BE ADVERSELY AFFECTED.

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

We schedule production and build semiconductor devices based primarily on non-binding forecasts from customers and our own internal forecasts. Typically, customer orders, consistent with general industry practices, may be cancelled or rescheduled with short notice to us. In addition, our customers frequently place orders requesting product delivery in a much shorter period than our lead time to fully fabricate and test devices. Because the markets we serve are volatile and subject to rapid technological, price and end-user demand changes, our forecasts of unit quantities to build may be significantly incorrect. Changes to forecasted demand from actual demand may result in us producing unit quantities in excess of orders from customers, which could result in additional expense for the write-down of excess inventory and negatively affect our gross margin and results of operations.

Our forecasting risks may increase as a result of our fab-lite strategy because we will have less control over modifying production schedules to match changes in forecasted demand. If we commit to order foundry wafers and cannot cancel or reschedule our commitment without significant costs or cancellation penalties, we may be forced to purchase inventory in excess of demand, which could result in a write-down of inventories and negatively affect our gross margin and results of operations.

Conversely, failure to produce or obtain sufficient wafers for increased demand could cause us to miss revenue opportunities and could affect our customers’ ability to sell products, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations. For example, for the year ended December 31, 2011, shipments of our ASIC and memory products were unfavorably affected by limited production capacity, as we temporarily allocated wafers to microcontroller customers in an effort to meet significantly increased demand for those products during 2011. In order to improve support to our ASIC and memory customers in 2011, we increased orders for wafers from independent foundries, which returned to prior levels by the end of the year.

OUR INTERNATIONAL SALES AND OPERATIONS ARE SUBJECT TO COMPLEX LAWS RELATING TO TRADE, EXPORT CONTROLS, FOREIGN CORRUPT PRACTICES AND ANTI-BRIBERY LAWS AMONG MANY OTHER SUBJECTS. A VIOLATION OF, OR CHANGE IN, THESE LAWS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

For hardware, software or technology exported from, or otherwise subject to the jurisdiction of, the United States, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). Hardware, software and technology exported from, or otherwise subject to the jurisdiction of, other countries may also be subject to non-U.S. laws and regulations governing international trade and exports. Under these laws and regulations, we are responsible for obtaining all necessary licenses and approvals for exports of hardware, software and technology, as well as the provision of technical assistance. In many cases, a determination of the applicable export control laws and related licensing requirements depends on design intent, the source and origin of a specific technology, the nationalities and localities of participants involved in creating, marketing, selling or supporting that technology, the specific technical contributions made by individuals to that technology and other matters of an intensely factual nature. We are also required to obtain all necessary export licenses prior to transferring technical data or software to foreign persons. In addition, we are required to obtain necessary export licenses prior to the export or re-export of hardware, software and technology to any person identified on the U.S. Department of Commerce Denied Persons or Entity List, the U.S. Department of Treasury’s Specially Designated Nationals or Blocked Persons List, or the Department of State’s Debarred List. Products for use in space, satellite, military, nuclear, chemical/biological weapons, rocket systems or unmanned air vehicle applications are also subject to the laws and regulations of many jurisdictions, including the United States, governing international trade and exports, may also require similar export licenses and involve many of the same complexities and risks of non-compliance.

We continually seek to enhance our export compliance program, including ongoing analysis of historical and current product shipments and technology transfers. We also work with, and assist, government officials, when requested, to ensure compliance with applicable export laws and regulations, and we continue to develop additional operational procedures to improve our compliance efforts. However, export laws and regulations are highly complex and vary from jurisdiction to jurisdiction; a determination by U.S. or other governments that we have failed to comply with any export control laws or trade sanctions, including failure to properly restrict an export to the persons or countries set forth on government restricted party lists, could result in significant civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenue from certain customers or damages claims from any customers adversely affected by such penalties, and exclusion from participation in U.S. government contracts. As we review or audit our import and export practices, from time to time, we may discover previously unknown errors in our compliance practices that require corrective actions, which actions could include voluntary disclosures of those matters to appropriate government agencies, discontinuance or suspension of product sales pending a resolution of any reviews, or other adverse interim or final actions. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors, foundries or other third parties. For example, in the past, one of our distributors was added to the U.S. Department of Commerce Entity List, resulting in our terminating our relationship with that distributor. Any one or more of these compliance errors, sanctions or a change in law or regulations could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to complex laws that seek to regulate the payment of bribes or other forms of compensation to foreign officials or persons affiliated with companies or organizations in which foreign governments may own an interest or exercise control. The Foreign Corrupt Practices Act in the United States requires United States companies to comply with an extensive legal framework to prevent bribery of foreign officials. The laws are complex and require that we closely monitor local practices of our overseas offices. The United States Department of Justice has recently heightened enforcement of these laws. In addition, other countries continue to implement similar laws that may have extra-territorial effect. The United Kingdom, for example, where we have operations, has enacted the U.K. Bribery Act, which could impose significant oversight obligations on us and could be applicable to our operations outside of the United Kingdom. The costs for complying with these and similar laws may be substantial and could reasonably be expected to require significant management time and focus. Any violation of these or similar laws, intentional or unintentional, could have a material adverse effect on our business, financial condition or results of operations.

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES THAT COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS AND CASH FLOWS, AND REVENUE AND COSTS DENOMINATED IN FOREIGN CURRENCIES COULD ADVERSELY AFFECT OUR OPERATING RESULTS AS A RESULT OF FOREIGN CURRENCY MOVES AGAINST THE DOLLAR.

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our financial results and cash flows. Our primary exposure relates to revenue and operating expenses in Europe (denominated in Euros).

When we take an order denominated in a foreign currency, we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be impacted by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens against the dollar. Conversely, costs will increase if the local currency strengthens against the dollar. The net effect of average exchange rates for the three months ended March 31, 2012, compared to the average exchange rates for the three months ended March 31, 2011, would have resulted in an increase in income from operations of $0.7 million. This impact is determined assuming that all foreign currency denominated transactions that occurred for the three months ended March 31, 2012 were recorded using the average foreign currency exchange rates for the same period in 2011.

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

Because we conduct business in Europe, we may have additional exposure to currency fluctuations if the Euro is eliminated as a common currency within the Eurozone, or if individual countries determine to stop using that currency. In any of those events, we would have to address exchange rate and conversion issues affecting the Euros we then held and the payments that we expected to receive, or to make, in Euros. There is no certainty regarding the potential economic effect of these Euro currency risks, and so we are unable to assess fully, as of the date of this Quarterly Report, the potential effect on our business or financial condition if the Eurozone were to disband, or if the Euro became less accepted as a global currency.

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

•                  increased opportunities for potential misappropriation of our intellectual property; and

•                  financial instability, or liquidity issues, affecting our subcontractors.

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

We have in the past and may, in the future, experience labor union or workers’ council objections, or labor unrest actions (including possible strikes), when we seek to reduce our manufacturing or operating facilities in Europe and other regions. Many of our operations are located in countries and regions that have extensive employment regulations that we must comply with in order to reduce our workforce, and we may incur significant costs to complete such exercises. Any of those events could have an adverse effect on our business and operating results.

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

WE HAVE IN THE PAST ENTERED INTO “TAKE-OR-PAY” SUPPLY AGREEMENTS WITH BUYERS OF OUR WAFER MANUFACTURING OPERATIONS. IF THE CONTRACTUAL PRICING FOR THOSE WAFERS EXCEEDS THE PRICES WE COULD HAVE OTHERWISE OBTAINED IN THE OPEN MARKET, WE MAY INCUR A CHARGE TO OUR OPERATING RESULTS.

In the past we have entered into supply agreements with certain buyers of our wafer manufacturing operations under which we have committed to purchase wafers from these buyers on a “take-or-pay” basis for a number of years.  For example, in connection with the sale of our manufacturing operations in Rousset, France in June 2010, we entered into a manufacturing services agreement that, as amended, requires us to purchase wafers from LFoundry Rousset SAS (“LFoundry Rousset”) until June 2013 on a “take-or-pay” basis.  Similarly, in connection with the sale of our manufacturing operations in Heilbronn, Germany in December 2008, we entered into a wafer supply agreement that, as amended, requires us to purchase wafers from Telefunken Semiconductors GmbH & Co. KG (“TSG”) through August 2012 on a “take-or-pay” basis.  If the purchase price of the wafers under any of our “take-or-pay” supply agreements is higher than the fair value of the wafers at the time of purchase, based on the pricing we could have obtained from third party foundries, we would be required to take a charge to our financial statements to reflect the above-market price we have agreed to pay. For example, in 2010, we recorded a charge of $92.4 million for the three months ended June 30, 2010 to reflect above-market wafer prices that we were required to pay under our manufacturing services agreement with LFoundry Rousset. In addition to the direct financial effects that these “take-or-pay” arrangements may have, they may also cause us, in some cases, to acquire inventory at times when we do not need additional inventory based on demand forecasts.

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

Fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. Whether through the use of our foundries or third party manufacturers, we may experience problems in achieving acceptable yields in the manufacture of wafers, particularly during a transition in the manufacturing process technology for our products or with respect to manufacturing of new products.

We have previously experienced production delays and yield difficulties in connection with earlier expansions of our wafer fabrication capacity or transitions in manufacturing process technology. Production delays or difficulties in achieving acceptable yields at our fabrication facility or at the fabrication facilities of our third party manufacturers could materially and adversely affect our operating results. We may not be able to obtain the additional cash from operations or external financing necessary to fund the implementation of new manufacturing technologies.

WE MAY, DIRECTLY AND INDIRECTLY, FACE THIRD PARTY INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT COULD BE COSTLY TO DEFEND, DISTRACT OUR MANAGEMENT TEAM AND EMPLOYEES, AND RESULT IN LOSS OF SIGNIFICANT RIGHTS.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. From time to time we receive communications from third parties asserting patent or other intellectual property rights covering our products or processes. In order to avoid the significant costs associated with our defense in litigation involving such claims, we may license the use of the technologies that are the subject of these claims from such companies and make regular corresponding royalty payments, which may harm our cash position and operating results.

We have in the past been involved in intellectual property infringement lawsuits, which adversely affected our operating results. In addition to patent infringement lawsuits in which we may be directly involved and named as a defendant, we also may assist our customers, in many cases at our own cost, in defending intellectual property lawsuits involving technologies that are combined with our technologies. See Part II, Item 1 of this Quarterly Report on Form 10-Q. The cost of defending against intellectual property lawsuits, responding to subpoenas, preparing our employees to testify, or assisting our customers in defending against such lawsuits, in terms of management time and attention, legal fees and product delays, can be substantial. If such infringement lawsuits are successful, we may be prohibited from using the technologies at issue in the lawsuits, and if we are unable to obtain a license on acceptable terms, license a substitute technology or design new technology to avoid infringement, our business and operating results may be significantly harmed.

Many of our new and existing products and technologies are intended to address needs in specialized and emerging markets. Given the aggressive pursuit and defense of intellectual property rights that are typical in the semiconductor industry, we expect to see an increase in intellectual property litigation in many of the key markets that our products and technologies serve. An increase in infringement lawsuits within these markets generally, even if they do not involve us, may divert management’s attention and resources, which may seriously harm our business, results of operations and financial condition.

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

IF WE ARE UNABLE TO PROTECT OR ASSERT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE HARMED.

Our future success will depend, in part, upon our ability to protect and assert our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our proprietary technologies and processes, despite our efforts to protect them.

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

SIGNIFICANT PATENT LITIGATION IN THE MOBILE DEVICE SECTOR MAY ADVERSELY AFFECT SOME OF OUR CUSTOMERS. UNFAVORABLE OUTCOMES IN SUCH PATENT LITIGATION COULD AFFECT OUR CUSTOMERS’ ABILITY TO SELL THEIR PRODUCTS AND, AS A RESULT, COULD ULTIMATELY AFFECT THEIR ABILITY TO PURCHASE OUR PRODUCTS IF THEIR MOBILE DEVICE BUSINESS DECLINES.

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

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, WE MAY SUFFER PRICE REDUCTIONS, REDUCED REVENUE, REDUCED GROSS MARGIN AND LOSS OF MARKET SHARE.

We operate in markets that are intensely competitive and characterized by rapid technological change, product obsolescence and price decline. Throughout our product line, we compete with a number of large semiconductor manufacturers, such as Cypress, Freescale, Fujitsu, Hitachi, Infineon, Intel, Microchip, NXP Semiconductors, ON Semiconductor, Renesas, Samsung, Spansion, STMicroelectronics, Synaptics, and Texas Instruments. Some of these competitors have substantially greater financial, technical, marketing and management resources than we do. As we introduce new products, we are increasingly competing directly with these companies, and we may not be able to compete effectively. We also compete with emerging companies that are attempting to sell products in specialized markets that our products address. We compete principally on the basis of the technical innovation and performance of our products, including their speed, density, power usage, reliability and specialty packaging alternatives, as well as on price and product availability. During the last several years, we have experienced significant price competition in several business segments, especially in our nonvolatile memory segment for EPROM, Serial EEPROM and Flash memory products, as well as in our commodity microcontrollers. Competitive pressures in the semiconductor market from existing competitors, new entrants, new technology and cyclical demand, among other factors, can result in declining average selling prices for semiconductor products.  To the extent that such price declines effect our products, our revenue and margin could decline.

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

WE MUST KEEP PACE WITH TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE.

Our future success substantially depends on our ability to develop and introduce new products that compete effectively on the basis of price and performance and that address customer requirements. We are continually designing and commercializing new and improved products to maintain our competitive position. These new products typically are more technologically complex than their predecessors, and thus have increased potential for delays in their introduction or producing acceptable yields.

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

In addition, new product introductions frequently depend on our development and implementation of new process technologies, and our future growth will depend in part upon the successful development and market acceptance of these process technologies. Our integrated solution products require more technically sophisticated sales and marketing personnel to market these products successfully to customers. We are developing new products with smaller feature sizes and increased functionality, the fabrication of which will be substantially more complex than fabrication of our current products. If we are unable to design, develop, manufacture, market and sell new products successfully, our operating results will be harmed. Our new product development, process development or marketing and sales efforts may not be successful, our new products may not achieve market acceptance, and price expectations for our new products may not be achieved, any of which could significantly harm our business.

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

Net revenue outside the United States accounted for 87% and 85% of our net revenue for the three months ended March 31, 2012 and 2011, respectively. We expect that revenue derived from international sales will continue to represent a significant portion of net revenue. International sales and operations are subject to a variety of risks, including:

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

OUR OPERATIONS AND FINANCIAL RESULTS COULD BE HARMED BY BUSINESS INTERRUPTIONS, NATURAL DISASTERS, TERRORIST ACTS OR OTHER EVENTS BEYOND OUR CONTROL.

Our operations are vulnerable to interruption by fire, earthquake, volcanoes, power loss, public health issues, geopolitical uncertainties, telecommunications failures and other events beyond our control. Our headquarters, some of our manufacturing facilities, the manufacturing facilities of third party foundries and some of our major suppliers’ and customers’ facilities are located near major earthquake faults and in potential terrorist target areas. We do not have a comprehensive disaster recovery plan.

In the event of a major earthquake, or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or other business interruptions. The operations of our suppliers could also be affected by natural disasters and other disruptions, which could cause shortages and price increases in various essential materials. We use third party freight firms for nearly all our shipments from vendors and our manufacturing facilities and for shipments to customers of our final product. We maintain property and business interruption insurance, but there is no guarantee that such insurance will be available or adequate to protect against all costs associated with such disasters and disruptions.

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

WE MAY EXPERIENCE PROBLEMS WITH KEY CUSTOMERS THAT COULD HARM OUR BUSINESS.

Our ability to maintain close, satisfactory relationships with large customers is important to our business. Our customers may vary order levels significantly from period to period, and customers may not continue to place orders with us in the future at the same levels as in prior periods.  A reduction, delay, or cancellation of orders from our large customers would harm our business. Similarly, the loss of one or more of our key customers, or reduced orders by any of our key customers, could harm our business and results of operations. Our business is organized into four operating segments (see Note 9 of Notes to the Condensed Consolidated Financial Statements for further discussion). The principal customers in each of our markets are described in Item 1 “Business — Principal Markets and Customers” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

THE LOSS OF ANY KEY PERSONNEL ON WHOM WE DEPEND MAY SERIOUSLY HARM OUR BUSINESS.

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

ACCOUNTING FOR OUR PERFORMANCE-BASED RESTRICTED STOCK UNITS IS SUBJECT TO JUDGMENT AND MAY LEAD TO UNPREDICTABLE EXPENSE RECOGNITION. THE IMPLEMENTATION OF THE PLAN UNDER WHICH THOSE RESTRICTED STOCK UNITS WERE ISSUED MAY ALSO AFFECT THE DEDUCTIBILITY OF SOME COMPENSATION PAID TO OUR NAMED EXECUTIVE OFFICERS.

We have issued, and may in the future continue to issue, performance-based restricted stock units to eligible employees, entitling those employees to receive restricted stock if they, and we, meet designated performance criteria established by our compensation committee. For example, in May 2011, we adopted the 2011 Long-Term Performance-Based Incentive Plan (the “2011 Plan”), which provides for the grant of restricted stock units to eligible employees, subject to the satisfaction of specified performance metrics. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013. We recorded total stock-based compensation expense related to performance-based restricted stock units of $4.3 million under the 2011 Plan for the three months ended March 31, 2012.

We recognize the stock-based compensation expense for performance-based restricted stock units when we believe it is probable that we will achieve the specified performance criteria. If achieved, the award vests. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The expected cost of each award is reflected over the service period and is reduced for estimated forfeitures. We are required to reassess this probability at each reporting date, and any change in our forecasts may result in an increase or decrease to the expense recognized. As a result, our expense recognition for performance based restricted stock units could change over time, requiring adjustments to our financial statements to reflect changes in our judgment regarding the probability of achieving the performance goals.  The implementation of our 2011 Plan may also affect our ability to receive federal income tax deductions for compensation in excess of $1 million paid, during any fiscal year, to our named executive officers.  To the extent that aspects of a performance-based compensation plan such as ours are adjusted in the discretion of a compensation committee, the exercise of that discretion, notwithstanding that it is expressly permitted by the terms of a plan, may result in plan compensation awarded to named executive officers not being deductible.  Our compensation committee has retained the discretion to implement our 2011 Plan, notwithstanding any potential loss of deductibility, in the manner that it believes most effectively achieves the objectives of our compensation philosophies.

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

We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $30.7 million at March 31, 2012 and $29.8 million at December 31, 2011. The plans are unfunded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.3 million in 2012 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

FUTURE ACQUISITIONS MAY RESULT IN UNANTICIPATED ACCOUNTING CHARGES OR MAY OTHERWISE ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND RESULT IN DIFFICULTIES IN INTEGRATING THE OPERATIONS, PERSONNEL, TECHNOLOGIES, PRODUCTS AND INFORMATION SYSTEMS OF ACQUIRED COMPANIES OR BUSINESSES, OR BE DILUTIVE TO EXISTING STOCKHOLDERS.

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

Acquisitions may require significant capital infusions, typically entail many risks and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We have in the past experienced and may in the future experience delays in the timing and successful integration of an acquired company’s technologies, products and product development plans as a result of unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, difficulties ramping up volume production, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to stay with us post-acquisition. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases. Furthermore, these challenges would be even greater if we acquired a business or entered into a business combination transaction with a company that was larger and more difficult to integrate than the companies we have historically acquired.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value of our goodwill may not be recoverable. At March 31, 2012, we had $67.4 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2011 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the repurchase of our common stock during the three months ended March 31, 2012, pursuant to our Stock Repurchase Program. See Note 4 to our Condensed Consolidated Financial Statements in Part 1 to this Quarterly Report on Form 10-Q for further discussion.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 - January 31	—	—	—	$106,780,996
February 1 - February 29	6,050,865	$10.27	6,050,865	44,642,361
March 1 - March 31	3,400,000	$10.01	3,400,000	10,615,751

(1)  Represents the average price paid per share ($) exclusive of commissions.

(2)  Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(3)  These amounts correspond to a plan announced in August 2010 whereby the Board of Directors authorized the repurchase of up to $200 million of our common stock. In May 2011, Atmel’s Board of Directors authorized an additional $300 million to the Company’s existing repurchase program.  In April 2012, Atmel’s Board of Directors authorized an additional $200 million to the Company’s existing repurchase program.  The repurchase program does not have an expiration date. Shares repurchased under the program have been and will be retired. Amounts remaining to be purchased are exclusive of commissions.

We did not sell unregistered securities during the three months ended March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits have been filed with, or incorporated by reference into, this Report:

10.1+

Description of Fiscal 2012 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 30, 2012).

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

†                                          The financial information contained in these XBRL documents is unaudited and is furnished, not filed, with the Commission.

+                                         Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION (Registrant)

May 4, 2012	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer
(Principal Executive Officer)

May 4, 2012	/s/ STEPHEN CUMMING
Stephen Cumming
Vice President Finance & Chief Financial Officer
(Principal Financial Officer)

May 4, 2012	/s/ JAMIE SAMATH
Jamie Samath
Vice President & Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1+

Description of Fiscal 2012 Executive Bonus Plan (which is incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 0-19032) filed on March 30, 2012).

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

†                                          The financial information contained in these XBRL documents is unaudited and is furnished, not filed, with the Commission.

+                                         Indicates management compensatory plan, contract or arrangement.