Form 10-Q
period 2012-06-30
ATMEL CORP
filed 2012-08-03
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-19032

ATMEL CORPORATION
(Registrant)

Delaware (State or other jurisdiction of incorporation or organization)	77-0051991 (I.R.S. Employer Identification Number)

1600 Technology Drive, San Jose, California 95110
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

On July 31, 2012, the Registrant had 440,129,593 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 2012

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands, except per share data)
Net revenue	$368,200	$478,642	$726,037	$940,069
Operating expenses
Cost of revenue	206,313	230,842	411,783	456,884
Research and development	66,392	65,441	132,681	127,824
Selling, general and administrative	70,990	70,340	140,845	141,126
Acquisition-related charges	1,956	1,019	3,912	2,050
Restructuring charges	14,354	—	14,354	21,210
Credit from reserved grant income	—	—	(10,689)	—
Gain on sale of assets	—	—	—	(1,882)
Total operating expenses	360,005	367,642	692,886	747,212
Income from operations	8,195	111,000	33,151	192,857
Interest and other (expense) income, net	(3,716)	(1,309)	(3,940)	1,182
Income before income taxes	4,479	109,691	29,211	194,039
Provision for income taxes	(3,725)	(18,821)	(8,070)	(28,616)
Net income	$754	$90,870	$21,141	$165,423
Basic net income per share:
Net income per share	$0.00	$0.20	$0.05	$0.36
Weighted-average shares used in basic net income per share calculations	433,616	456,753	436,941	456,622
Diluted net income per share:
Net income per share	$0.00	$0.19	$0.05	$0.35
Weighted-average shares used in diluted net income per share calculations	436,851	469,882	440,919	470,141

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Net income	$754	$90,870	$21,141	$165,423
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,105)	1,595	(1,981)	1,715
Actuarial (losses) gains related to defined benefit pension plans	(1)	433	(1,120)	977
Unrealized (losses) gains on investments	(5,515)	73	(716)	239
Other comprehensive (loss) income	(11,621)	2,101	(3,817)	2,931
Total comprehensive (loss) income	$(10,867)	$92,971	$17,324	$168,354

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2012	December 31, 2011
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$240,908	$329,431
Short-term investments	4,743	3,079
Accounts receivable, net of allowance for doubtful accounts of $11,854 and $11,833, respectively	239,842	212,929
Inventories	349,040	377,433
Prepaids and other current assets	96,271	116,929
Total current assets	930,804	1,039,801
Fixed assets, net	242,935	257,070
Goodwill	66,372	67,662
Intangible assets, net	16,053	20,594
Other assets	140,162	141,471
Total assets	$1,396,326	$1,526,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$85,695	$76,445
Accrued and other liabilities	187,092	207,118
Deferred income on shipments to distributors	36,514	47,620
Total current liabilities	309,301	331,183
Other long-term liabilities	93,788	112,971
Total liabilities	403,089	444,154
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares;
Shares issued and outstanding: 431,094 at June 30, 2012 and 442,389 at December 31, 2011	431	442
Additional paid-in capital	888,627	995,147
Accumulated other comprehensive income	5,631	9,448
Retained earnings	98,548	77,407
Total stockholders’ equity	993,237	1,082,444
Total liabilities and stockholders’ equity	$1,396,326	$1,526,598

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
	(in thousands)
Cash flows from operating activities
Net income	$21,141	$165,423
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	37,816	36,952
Non-cash losses (gains) on sale of fixed assets, net	463	(1,696)
Other non-cash gains, net	(84)	(5,393)
Provision for doubtful accounts receivable	21	104
Accretion of interest on long-term debt	479	387
Stock-based compensation expense	37,809	33,146
Excess tax benefit on stock-based compensation	—	(20,367)
Non-cash acquisition-related and other charges	1,859	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(27,087)	(10,809)
Inventories	28,364	(91,517)
Current and other assets	9,368	17,769
Trade accounts payable	10,175	13,455
Accrued and other liabilities	(40,709)	(18,905)
Deferred income on shipments to distributors	(11,106)	(1,876)
Net cash provided by operating activities	68,509	116,673
Cash flows from investing activities
Acquisitions of fixed assets	(16,107)	(55,145)
Proceeds from the sale of business, net of cash	—	1,597
Proceeds from the sale of fixed assets	—	913
Acquisition of businesses, net of cash	—	(819)
Acquisitions of intangible assets	(2,000)	(2,000)
Sales or maturities of marketable securities	2,450	10,339
Decrease in long-term restricted cash	5,000	—
Net cash used in investing activities	(10,657)	(45,115)
Cash flows from financing activities
Principal payments on debt	—	(85)
Repurchase of common stock	(140,622)	(112,812)
Proceeds from issuance of common stock	8,272	19,248
Tax payments related to shares withheld for vested restricted stock units	(11,263)	(57,411)
Excess tax benefit on stock-based compensation	—	20,367
Net cash used in financing activities	(143,613)	(130,693)
Effect of exchange rate changes on cash and cash equivalents	(2,762)	1,542
Net decrease in cash and cash equivalents	(88,523)	(57,593)
Cash and cash equivalents at beginning of the period	329,431	501,455
Cash and cash equivalents at end of the period	$240,908	$443,862

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (the “Company” or “Atmel”) and its subsidiaries as of June 30, 2012 and the results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2012 and 2011. All intercompany balances have been eliminated. Because all of the annual disclosures required by U.S. generally accepted accounting principles are not included, as permitted by the rules of the Securities and Exchange Commission (the “SEC”), these interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 year-end condensed balance sheet data was derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and does not include all of the disclosures required by U.S. generally accepted accounting principles ("GAAP"). The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, or for the entire year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in these financial statements include provisions for excess and obsolete inventory, sales reserves and allowances, stock-based compensation expense, allowances for doubtful accounts receivable, estimates for useful lives associated with long-lived assets, recoverability of goodwill and intangible assets, restructuring charges, liabilities for uncertain tax positions and deferred tax asset valuation allowances. Actual results could differ materially from those estimates.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Market is based on estimated net realizable value. Determining market value of inventories involves numerous judgments, including estimating average selling prices and sales volumes for future periods. The Company establishes provisions for lower of cost or market and excess and obsolescence write-downs, which are charged to cost of revenue. The Company makes a determination regarding excess and obsolete inventory on a quarterly basis. This determination requires an estimation of the future demand for the Company’s products and involves an analysis of historical and forecasted sales levels by product, competitiveness of product offerings, market conditions, product lifecycles, as well as other factors. Excess and obsolete inventory write-downs are recorded when the inventory on hand exceeds management’s estimate of future demand for each product and are charged to cost of revenue.

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

Inventories are comprised of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Raw materials and purchased parts	$19,590	$23,415
Work-in-progress	237,586	251,933
Finished goods	91,864	102,085
	$349,040	$377,433

Grant Recognition

From time to time, the Company receives economic incentive grants and allowances from European governments, agencies and research organizations targeted at preserving employment at specific locations. The subsidy grant agreements typically contain economic incentive, headcount, capital and research and development expenditures and other conditions that must be met to receive and retain grant benefits. Noncompliance with the conditions of the grants could result in the forfeiture of all or a portion of any future amounts to be received, as well as the repayment of all or a portion of amounts previously received. In addition, the

Company may need to record charges to reverse grant benefits recorded in prior periods as a result of changes to its plans for headcount, project spending, or capital investment at any of these specific locations. If the Company is unable to comply with any of the conditions in the grant agreements, the Company may face adverse actions from the government agencies providing the grants. If the Company were required to repay grant benefits, its results of operations and financial position could be materially adversely affected by the amount of such repayments.

In March 2012, the Greek government executed a ministerial decision related to an outstanding state grant previously made to a Greek subsidiary of the Company. Based on the execution of the ministerial decision and the subsequent publication of that decision by the Greek government, the Company determined that its Greek subsidiary would not be required to repay the full amount of that grant. As a result, the Company recognized a benefit of $10.7 million in its results for the three-month period ended March 31, 2012 resulting from the reversal of a reserve previously established for that grant.

Note 2 INVESTMENTS

Investments at June 30, 2012 and December 31, 2011 primarily include corporate equity securities, U.S. and foreign corporate debt securities and auction-rate securities.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains and losses that are deemed to be temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income. Unrealized losses that are deemed to be other than temporary are recorded in the condensed consolidated statement of operations in the period such determination is made. Gross realized gains or losses are recorded based on the specific identification method. For each of the three and six months ended June 30, 2012 and 2011, the Company's gross realized gains and losses on short-term investments were insignificant. The Company’s investments are further detailed in the table below:

	June 30, 2012		December 31, 2011
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
	(in thousands)
Corporate equity securities	$3,936	$2,700	$—	$—
Auction-rate securities	983	1,066	2,220	2,251
Corporate debt securities and other obligations	2,044	2,043	3,099	3,079
	$6,963	$5,809	$5,319	$5,330
Unrealized gains	83		31
Unrealized losses	(1,237)		(20)
Net unrealized (losses) gains, excluding taxes of $449 and $0, respectively	(1,154)		11
Fair value	$5,809		$5,330
Amount included in short-term investments		$4,743		$3,079
Amount included in other assets		1,066		2,251
		$5,809		$5,330

In September 2010, in connection with the sale of the Company’s smart card business in France to INSIDE Secure (“INSIDE”), the Company received an equity interest in INSIDE, which was privately-held at the time of the investment.  In February 2012, INSIDE successfully completed an initial public offering on the NYSE Euronext stock exchange in Paris.  As a result of that public offering, the Company reclassified its investment in INSIDE to short-term investments from other assets and now accounts for this investment as available for sale. Accordingly, based on the recent trading prices for shares in INSIDE, the Company recorded an unrealized loss of $1.2 million in accumulated other comprehensive income at June 30, 2012.

For the three months ended June 30, 2012, the Company sold a portion of its auction-rate securities, resulting in an insignificant gain. The Company concluded that its remaining $1.0 million (adjusted cost) of auction-rate securities are unlikely to be liquidated within the next twelve months and classified these securities as long-term investments, which are included in other assets on the condensed consolidated balance sheets.

Contractual maturities (at adjusted cost) of available-for-sale debt securities as of June 30, 2012, were as follows:

(in thousands)
Due within one year	$2,044
Due in 1-5 years	—
Due in 5-10 years	—
Due after 10 years	983
Total	$3,027

Atmel has classified all investments with original maturity dates of 90 days or more as short-term as it has the ability and intent to liquidate them within the year, with the exception of the Company’s remaining auction-rate securities, which have been classified as long-term investments and included in other assets on the condensed consolidated balance sheets.

Note 3 FAIR VALUE OF ASSETS AND LIABILITIES

Fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price)”. The accounting standard establishes a consistent framework for measuring fair value and expands disclosure requirements regarding fair value measurements. This accounting standard, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The table below presents the balances of investments measured at fair value on a recurring basis at June 30, 2012:

	June 30, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$2,711	$2,711	$—	$—

Short-term investments
Corporate equity securities	2,700	2,700	—	—
Corporate debt securities	2,043	—	2,043	—
Total short-term investments	4,743	2,700	2,043	—

Other assets
Auction-rate securities	1,066	—	—	1,066

Investment funds - Deferred compensation plan assets
Institutional money market funds	1,230	1,230	—	—
Fixed income	884	884	—	—
Marketable equity securities	3,098	3,098	—	—
Total institutional funds - Deferred compensation plan	5,212	5,212	—	—
Total other assets	6,278	5,212	—	1,066
Total	$13,732	$10,623	$2,043	$1,066

The table below presents the balances of investments measured at fair value on a recurring basis at December 31, 2011:

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$18,164	$18,164	$—	$—

Short-term investments
Corporate debt securities	3,079	—	3,079	—
Total short-term investments	3,079	—	3,079	—

Other assets
Auction-rate securities	2,251	—	—	2,251

Investment funds - Deferred compensation plan assets
Institutional money market funds	549	549	—	—
Fixed income	1,613	1,613	—	—
Marketable equity securities	2,737	2,737	—	—
Total institutional funds - Deferred compensation plan	4,899	4,899	—	—
Total other Assets	7,150	4,899	—	2,251
Total	$28,393	$23,063	$3,079	$2,251

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

Auction-rate securities are classified within Level 3 because significant assumptions for such securities are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of the Company's total assets as of June 30, 2012. The Company redeemed one auction rate security in the open market at book value of $1.2 million in the three months ended June 30, 2012.

There were no changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2012 and the year ended December 31, 2011.

Note 4 STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The following table summarizes stock-based compensation included in operating results for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Cost of revenue	$2,314	$2,347	$4,569	$4,640
Research and development	5,880	4,786	12,643	10,768
Selling, general and administrative	10,288	7,124	20,597	17,738
Total stock-based compensation expense, before income taxes	18,482	14,257	37,809	33,146
Tax benefit	(1,431)	(2,433)	(4,221)	(5,077)
Total stock-based compensation expense, net of income taxes	$17,051	$11,824	$33,588	$28,069

Stock Options, Restricted Stock Units and Employee Stock Purchase Plan

In May 2005, Atmel’s stockholders initially approved Atmel’s 2005 Stock Plan (as amended, the “2005 Stock Plan”). As of June 30, 2012, 133.0 million shares were authorized for issuance under the 2005 Stock Plan. Under the 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over 4 years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available for Grant	Number of Options	Price per Share	Exercise Price per Share
	(in thousands, except per share data)
Balances, December 31, 2011	16,523	8,217	$1.68-$10.01	$4.26
Restricted stock units issued	(210)	—	—	—
Plan adjustment for restricted stock units issued	(128)	—	—	—
Performance-based restricted stock units issued	(200)	—	—	—
Plan adjustment for performance-based restricted stock units issued	(122)	—	—	—
Restricted stock units cancelled	405	—	—	—
Plan adjustment for restricted stock units cancelled	301	—	—	—
Performance-based restricted stock units cancelled	75	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	46	—	—	—
Options cancelled/expired/forfeited	78	(78)	$2.11-$8.89	4.36
Options exercised	—	(495)	$1.80-$8.89	4.58
Balances, March 31, 2012	16,768	7,644	$1.68-$10.01	$4.24
Restricted stock units issued	(632)	—	—	—
Plan adjustment for restricted stock units issued	(386)	—	—	—
Performance-based restricted stock units issued	(98)	—	—	—
Plan adjustment for performance-based restricted stock units issued	(60)	—	—	—
Restricted stock units cancelled	228	—	—	—
Plan adjustment for restricted stock units cancelled	171	—	—	—
Performance-based restricted stock units cancelled	70	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	43	—	—	—
Options cancelled/expired/forfeited	26	(26)	$2.11-$7.76	5.12
Options exercised	—	(130)	$1.77-$6.28	4.05
Balances, June 30, 2012	16,130	7,488	$1.68-$10.01	$4.24

Restricted stock units are granted from the pool of options available for grant. As the result of an amendment and restatement of the 2005 Stock Plan in May 2011, every share underlying restricted stock, restricted stock units (including performance based restricted stock units), and stock purchase rights issued on or after May 18, 2011 (the date on which the amendment and restatement became effective) is counted against the numerical limit for options available for grant as 1.61 shares in the table above, as reflected in the line items for "Plan adjustments", except that restricted stock units (including performance based restricted stock units), and stock purchase rights issued prior to May 18, 2011, continue to be governed by an earlier amendment to the 2005 Stock Plan that provided for a numerical limit of 1.78 shares. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements granted on or after May 18, 2011 are cancelled, forfeited or repurchased by the Company or would otherwise return to the 2005 Stock Plan, 1.61 times the number of those shares will return to the 2005 Stock Plan and will again become available for issuance. The Company issued 8.4 million shares of restricted stock units from May 18, 2011 to June 30, 2012 (net of cancellations) resulting in a reduction, based on a 1.61 to 1.0 ratio, of 13.5 million shares available for grant under the 2005 Stock Plan from May 18, 2011 to June 30, 2012. As of June 30, 2012, there were 16.1 million shares available for issuance under the 2005 Stock Plan, or 10.0 million after giving effect to the 1.61 to 1.0 ratio applicable under the 2005 Stock Plan for issuances of restricted stock units made on or after May 18, 2011.

Restricted Stock Units

Activity related to restricted stock units is set forth below:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in thousands, except per share data)
Balance, December 31, 2011	23,471	$8.99
Restricted stock units issued	210	10.20
Restricted stock units vested	(1,225)	6.99
Restricted stock units cancelled	(405)	8.11
Performance-based restricted stock units issued	200	10.73
Performance-based restricted stock units cancelled	(75)	14.00
Balance, March 31, 2012	22,176	$9.12
Restricted stock units issued	632	7.43
Restricted stock units vested	(2,378)	6.31
Restricted stock units cancelled	(228)	8.06
Performance-based restricted stock units issued	98	7.48
Performance-based restricted stock units cancelled	(70)	14.00
Balances, June 30, 2012	20,230	$9.39

In the three and six months ended June 30, 2012, 2.4 million and 3.6 million restricted stock units vested, respectively, including 0.8 million and 1.2 million units withheld for taxes, respectively. These vested restricted stock units had a weighted-average grant date fair value of $6.31 and $6.54 per share on the vesting dates for the three and six months ended June 30, 2012, respectively. As of June 30, 2012, total unearned stock-based compensation related to unvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $151.5 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.46 years.

In the three and six months ended June 30, 2011, 1.0 million and 1.9 million restricted stock units vested, respectively, including 0.3 million and 0.7 million units withheld for taxes, respectively. These vested restricted stock units had a weighted-average grant date fair value of $14.68 and $15.29 per share on the vesting dates for the three and six months ended June 30, 2011, respectively.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying such restricted stock units are not considered issued and outstanding. Upon vesting of restricted stock units, shares withheld by the Company to pay taxes are retired.

Performance-Based Restricted Stock Units

In May 2011, the Company adopted the 2011 Long-Term Performance Based Incentive Plan (the “2011 Plan”), which provides for the grant of restricted stock units to eligible employees. Vesting of restricted stock units granted under the 2011 Plan is subject to the satisfaction of performance metrics tied to revenue growth and operating margin over the designated performance periods. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013 and consist of three one-year performance periods (calendar years 2011, 2012 and 2013) and a three cumulative performance period. The Company issued 0.1 million and 0.3 million performance-based restricted stock units in the three and six months ended June 30, 2012, respectively. The Company recorded total stock-based compensation expense related to performance-based restricted stock units of $3.4 million and $7.7 million under the 2011 Plan in the three and six months ended June 30, 2012, respectively. The Company issued 3.4 million performance-based restricted stock units in the three months ended June 30, 2011 and recorded stock-based compensation expense related to these performance-based restricted units of $0.6 million in that period.

The 2011 Plan performance metrics include revenue growth rankings for the Company relative to a semiconductor peer group or a microcontroller peer group, as determined by the Compensation Committee. In addition, in order for a participant to receive credit for a performance period the Company must achieve a minimum operating margin during such performance period, measured on a non-GAAP basis as defined in the 2011 Plan, subject to adjustment by the Compensation Committee. Management evaluates, on a quarterly basis, the likelihood of the Company meeting its performance metrics in determining stock-based compensation expense for performance share plans.

In the three months ended June 30, 2011, performance-based restricted stock units issued under the Company's 2008 Incentive Plan (the "2008 Plan") vested upon board of director approval on May 23, 2011 as a result of the Company achieving all of the performance criteria as of March 31, 2011. In the three months ended June 30, 2011, 8.5 million performance-based restricted stock units vested under the 2008 Plan, including 3.3 million units withheld for taxes. These vested performance-based restricted stock units had a weighted average grant date fair value of $3.94 per share on the vesting date. The Company recorded total stock based compensation expense related to performance based restricted stock units of $6.5 million under the 2008 Plan in the six months ended June 30, 2011.

Stock Option Awards

No options were granted in the three and six months ended June 30, 2012 or 2011.

As of June 30, 2012, total unearned compensation expense related to unvested stock options was approximately $3.0 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.42 years.

Employee Stock Purchase Plan

Under the 1991 Employee Stock Purchase Plan (“1991 ESPP”) and 2010 Employee Stock Purchase Plan (“2010 ESPP” and, together with the 1991 ESPP, the “Company’s ESPPs”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the six month offering period or 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation. There were no purchases in the three months ended June 30, 2012 and 2011. There were 0.7 million shares purchased under the 2010 ESPP for the six months ended June 30, 2012 at an average price per share of $8.33. There were 0.8 million shares purchased under the 1991 ESPP for the six months ended June 30, 2011 at an average price per share of $4.85. Of the 25.0 million shares authorized for issuance under the 2010 ESPP, 23.6 million shares were available for issuance at June 30, 2012.

The fair value of each purchase under the Company’s ESPPs is estimated on the date of the beginning of the offering period using the Black-Scholes option-pricing model. The following assumptions were utilized to determine the fair value of the Company’s ESPPs shares:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Risk-free interest rate	0.15%	0.17%	0.15%	0.17%
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	56%	41%	56%	41%
Expected dividend yield	—	—	—	—

The weighted-average fair value of the rights to purchase shares under the Company’s ESPPs for purchase periods beginning in the six months ended June 30, 2012 and 2011 was $2.27 and $3.16, respectively. Cash proceeds from the issuance of shares under the Company’s ESPPs were $5.4 million and $4.1 million for the six months ended June 30, 2012 and 2011, respectively.

Common Stock Repurchase Program

Over the past several years, Atmel’s Board of Directors authorized an aggregate of $700.0 million of funding for the Company’s stock repurchase program. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities. As of June 30, 2012, $166.2 million remained available for repurchase under this program.

During the three and six months ended June 30, 2012, Atmel repurchased 6.1 million and 15.6 million shares, respectively, of its common stock on the open market at an average repurchase price of $7.29 and $9.04 per share, respectively, excluding commission, and subsequently retired those shares. Common stock and additional paid-in capital were reduced by $44.4 million and $140.6 million, excluding commission, for the three and six months ended June 30, 2012, respectively, as a result of the stock repurchases.

Note 5 ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for the Company arises from foreign currency translation adjustments, actuarial gains related to defined benefit pension plans and net unrealized (losses) gains on investments. The components of accumulated other comprehensive income at June 30, 2012 and December 31, 2011, net of tax, are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Foreign currency translation adjustments	$5,744	$7,725
Actuarial gains related to defined benefit pension plans	592	1,712
Net unrealized (losses) gains on investments	(705)	11
Total accumulated other comprehensive income	$5,631	$9,448

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

Purchase Commitments

At June 30, 2012, the Company had certain commitments which were not included on the condensed consolidated balance sheet at that date. These include outstanding capital purchase commitments of approximately $2.7 million, wafer purchase commitments of approximately $8.0 million under a supply agreement with Telefunken Semiconductors GmbH & Co. KG and wafer purchase commitments of approximately $84.5 million under a supply agreement with LFoundry Rousset SAS (“LFoundry Rousset”).

Contingencies

Legal Proceedings

The Company is party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statement of cash flows. If, however, an unfavorable ruling were to occur in any of the legal proceedings described below or other legal proceedings that were not deemed material as of June 30, 2012, there exists the possibility of a material adverse effect on the Company’s financial position, results of operations and cash flows. The Company has accrued for losses related to the litigation described below that it considers probable and for which the loss can be reasonably estimated. In the event that a probable loss cannot be reasonably estimated, it has not accrued for such losses. As the Company continues to monitor these matters, its determination could change, however, and the Company may decide, at some future date, to establish an appropriate reserve. With respect to each of the matters below, except where noted otherwise, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at June 30, 2012. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted, management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

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

Product Warranties

The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The Company’s products are generally covered by a warranty typically ranging from 30 days  to two years .

The following table summarizes the activity related to the product warranty liability for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Balance at beginning of period	$5,724	$4,908	$5,746	$4,019
Accrual for warranties during the period, net of change in estimates	1,336	1,653	2,623	3,857
Actual costs incurred	(1,395)	(1,454)	(2,704)	(2,769)
Balance at end of period	$5,665	$5,107	$5,665	$5,107

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

The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands, except for percentages)
Income before income taxes	$4,479	$109,691	$29,211	$194,039
Provision for income taxes	(3,725)	(18,821)	(8,070)	(28,616)
Effective tax rate	83.17%	17.16%	27.63%	14.75%

The Company’s effective tax rate for the three months ended June 30, 2012 was higher than the statutory federal income tax rate of 35%, primarily due to a significant decrease in pre-tax income. The Company’s effective tax rate for the six months ended June 30, 2012 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax rate jurisdictions. The effective tax rate for the three and six months ended June 30, 2011 was lower than the statutory federal income tax rate of 35%, in each case primarily due to income recognized in lower tax rate jurisdictions.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company's 2001 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 2001 through 2011 tax years generally remain subject to examination by their respective tax authorities.

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

At June 30, 2012 and December 31, 2011, the Company had $31.5 million and $25.2 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate. Also at June 30, 2012 and December 31, 2011, the Company had $44.2 million and $42.8 million of unrecognized tax benefits, respectively, which, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.

Increases or decreases in unrecognizable tax benefits could occur over the next 12 months due to tax law changes, unrecognized tax benefits established in the normal course of business, or the conclusion of ongoing tax audits in various jurisdictions around the world. While it is reasonably possible that some or all of these events may occur within the next 12 months, the Company is not able to estimate accurately the range of any potential change in unrecognized tax benefits that would result from the occurrence of such events. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. The Company regularly assesses its tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business.

Note 8 PENSION PLANS

The Company sponsors defined benefit pension plans that cover substantially all of its French and German employees. Plan benefits are provided in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The plans are unfunded. Pension liabilities and charges are based upon various assumptions, updated quarterly, including discount rates, future salary increases, employee turnover, and mortality rates.

The Company’s French pension plan provides for termination benefits paid to covered French employees only at retirement, and consists of approximately one to five months of salary. The Company’s German pension plan provides for defined benefit payouts for covered German employees’ following retirement.

The aggregate net pension expense relating to these two plans are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Service costs	$304	$311	$632	$629
Interest cost	358	326	726	651
Amortization of actuarial (gain) loss	(15)	14	(3)	68
Settlement and other related gains	—	—	—	(726)
Net pension expense	$647	$651	$1,355	$622

Settlement and other related gain of $0.7 million for the six months ended June 30, 2011 related to restructuring activity in the Company’s Rousset, France operations initiated in the second quarter of 2010.

The Company’s net pension cost for 2012 is expected to be approximately $2.8 million. Cash funding for benefits paid was insignificant for the three and six months ended June 30, 2012. Cash funding for benefits to be paid for 2012 is expected to be approximately $0.3 million.

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

•
Nonvolatile Memories.  This segment includes serial interface electrically erasable programmable read-only memory (“SEEPROM”), serial and parallel interface Flash memory, electrically erasable programmable read-only memory (“EEPROM”) and erasable programmable ready-only memory (“EPROM”) devices. This segment also includes products with military and aerospace applications.

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

Segments are defined by the products they design and sell. They do not make sales to each other. The Company’s net revenue and segment income from operations for each reportable segment for the three and six months ended June 30, 2012 and 2011 are as follows:

Information about Reportable Segments

	Micro- Controllers	Nonvolatile Memories	RF and Automotive	ASIC	Total
	(in thousands)
Three Months Ended June 30, 2012
Net revenue from external customers	$220,066	$47,190	$47,564	$53,380	$368,200
Segment income from operations	3,027	5,031	1,123	15,324	24,505
Three Months Ended June 30, 2011
Net revenue from external customers	$302,192	$71,263	$52,571	$52,616	$478,642
Segment income from operations	75,450	16,171	5,397	15,001	112,019

Six Months Ended June 30, 2012
Net revenue from external customers	$437,868	$94,923	$91,074	$102,172	$726,037
Segment income (loss) from operations	9,710	10,377	(814)	21,455	40,728
Six Months Ended June 30, 2011
Net revenue from external customers	$596,018	$134,635	$103,424	$105,992	$940,069
Segment income from operations	149,257	29,788	10,807	24,383	214,235

The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Total segment income from operations	$24,505	$112,019	$40,728	$214,235
Unallocated amounts:
Acquisition-related charges	(1,956)	(1,019)	(3,912)	(2,050)
Restructuring charges	(14,354)	—	(14,354)	(21,210)
Credit from reserved grant income	—	—	10,689	—
Gain on sale of assets	—	—	—	1,882
Consolidated income from operations	$8,195	$111,000	$33,151	$192,857

Geographic sources of revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
United States	$59,170	$65,328	$107,360	$134,855
Germany	56,979	59,169	107,904	119,399
France	9,932	8,424	19,649	17,419
Japan	24,846	14,697	34,519	29,553
China, including Hong Kong	66,994	143,530	151,093	270,672
Singapore	10,025	12,129	19,931	23,289
South Korea	36,550	51,690	98,691	102,905
Taiwan	46,727	52,235	66,598	93,894
Rest of Asia-Pacific	12,361	13,560	29,571	34,356
Rest of Europe	37,421	50,521	76,153	101,061
Rest of the World	7,195	7,359	14,568	12,666
Total net revenue	$368,200	$478,642	$726,037	$940,069

Net revenue is attributed to countries based on the locations to where the Company ships.

No single customer accounted for more than 10% of net revenue in the three months ended June 30, 2012. One customer accounted for 11% of net revenue in the six months ended June 30, 2012. No single customer accounted for more than 10% of net revenue in the three and six months ended June 30, 2011. Three distributors accounted for 12%, 12% and 11%, respectively, of accounts receivable at June 30, 2012. Two distributors accounted for 15% and 14%, respectively, of accounts receivable at December 31, 2011.

Locations of long-lived assets as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
United States	$89,929	$81,777
Philippines	60,500	71,332
Germany	18,014	20,681
France	26,535	30,277
Asia-Pacific	56,023	59,906
Rest of Europe	10,528	10,534
Total	$261,529	$274,507

Excluded from the table above are auction-rate securities of $1.1 million and $2.3 million at June 30, 2012 and December 31, 2011, respectively, which are included in other assets on the condensed consolidated balance sheets. Also excluded from the table above as of June 30, 2012 and December 31, 2011 are goodwill of $66.4 million and $67.7 million, respectively, intangible assets, net of $16.1 million and $20.6 million, respectively, and deferred income tax assets of $120.5 million and $121.4 million, respectively.

Note 10 RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three and six months ended June 30, 2012 and 2011.

	January 1, 2012	Charges	Payments	Foreign Exchange Gain	March 31, 2012	Charges	Payments	Foreign Exchange Gain	June 30, 2012
	(in thousands)
Third quarter of 2008
Employee termination costs	$301	$—	$—	$—	$301	$—	$(301)	$—	$—
Second quarter of 2010
Employee termination costs	1,846	—	(741)	(226)	879	1,138	—	(9)	2,008
Second quarter of 2012
Employee termination costs	—	—	—	—	—	13,216	—	(301)	12,915
Total 2012 activity	$2,147	$—	$(741)	$(226)	$1,180	$14,354	$(301)	$(310)	$14,923

	January 1, 2011	Charges	Payments	Currency Translation Adjustment	March 31, 2011	Charges	Payments	Currency Translation Adjustment	June 30, 2011
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592
Second quarter of 2008
Employee termination costs	3	—	—	—	3	—	—	—	3
Third quarter of 2008
Employee termination costs	460	—	—	16	476	—	—	11	487
Fourth quarter of 2009
Other restructuring charges	136	—	(45)	—	91	—	(46)	—	45
Second quarter of 2010
Employee termination costs	1,286	21,210	(1,972)	735	21,259	—	(3,428)	430	18,261
Total 2011 activity	$3,477	$21,210	$(2,017)	$751	$23,421	$—	$(3,474)	$441	$20,388

2012 Restructuring Charges

During the three months ended June 30, 2012, the Company implemented cost reduction actions, including actions related to labor costs. The Company recorded restructuring charges, including applicable severance costs, of $14.4 million related to those restructuring actions. The Company has $14.9 million accrued at June 30, 2012, and expects to pay this within the next 12 months.

2011 Restructuring Charges

During the six months ended June 30, 2011, the Company implemented cost reduction actions, including actions related to labor costs. The Company incurred restructuring charges of $21.2 million related to those restructuring actions.

Note 11 NET INCOME PER SHARE

Basic net income per share is calculated by using the weighted-average number of common shares outstanding during that period. Diluted net income per share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options and vesting of restricted stock units for all periods and accrued issuance of shares under employee stock purchase plans.

A reconciliation of the numerator and denominator of basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands, except per share data)
Net income	$754	$90,870	$21,141	$165,423
Weighted-average shares - basic	433,616	456,753	436,941	456,622
Dilutive effect of incremental shares and share equivalents	3,235	13,129	3,978	13,519
Weighted-average shares - diluted	436,851	469,882	440,919	470,141
Net income per share:
Basic
Net income per share - basic	$0.00	$0.20	$0.05	$0.36
Diluted
Net income per share - diluted	$0.00	$0.19	$0.05	$0.35

The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Employee stock options and restricted stock units outstanding	4,222	1,663	3,397	1,417

Note 12 INTEREST AND OTHER (EXPENSE) INCOME, NET

Interest and other (expense) income, net, are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Interest and other (expense) income	$(1,710)	$(279)	$(1,528)	$111
Interest expense	(1,021)	(1,913)	(2,191)	(3,614)
Foreign exchange transaction (losses) gains	(985)	883	(221)	4,685
Total	$(3,716)	$(1,309)	$(3,940)	$1,182

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to review and consider carefully the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2011. Atmel’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports are available, free of charge, through the “Investors” section of www.atmel.com. We make these reports available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC also maintains a website located at www.sec.gov that contains Atmel’s SEC filings. The information disclosed on our website is not incorporated herein and does not form a part of this Quarterly Report on Form 10-Q.

This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2012, the expansion of the market for microcontrollers, revenue for our maXTouch™ products, expectations for our new XSense™ products, our gross margin, anticipated revenue by geographic area, operating expenses and capital expenditures, cash flow and liquidity measures, factory utilization, new product introductions, access to independent foundry capacity and the quality issues associated with the use of third party foundries, the effects of our strategic transactions and restructuring efforts, estimates related to the amount and/or timing of expensing unearned stock-based compensation expense and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters, the outcome of litigation (including intellectual property litigation in which we may be involved or in which our customers may be involved, especially in the mobile device sector) and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Part II Item 1A — Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Quarterly Report on Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

OVERVIEW

We are one of the world’s leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. Our microcontrollers and related products are used today in many of the world’s leading smart phones, tablet devices, e-readers and other consumer and industrial electronics to provide core functionality for touch sensing, security, wireless and communication applications and battery management. We offer an extensive portfolio of capacitive touch products that integrate our microcontrollers with fundamental touch-focused intellectual property ("IP") we have developed and we continue to leverage our market and technology advantages to expand our product portfolio within the touch-related eco-system. Toward that end, and as a natural extension of our touch controller business, earlier this year we announced our XSense products, a new type of touch sensor based on proprietary metal mesh technologies. We also design and sell products that are complementary to our microcontroller business, including nonvolatile memory and flash memory products, radio frequency and mixed-signal components and application specific integrated circuits. Our semiconductors also enable applications in many other fields, such as smart-metering for utility monitoring and billing, buttons, sliders and wheels found on the touch panels of appliances, various aerospace, industrial, and military products and systems, and electronic-based automotive components, such as keyless ignition, access, engine control, lighting and entertainment systems, for standard and hybrid vehicles. Over the past several years, we transitioned our business to a “fab-lite” model, lowering our fixed costs and capital investment requirements, and we currently own and operate one wafer manufacturing facility in Colorado Springs, Colorado.

Net revenue was lower in the three and six months ended June 30, 2012, compared to net revenue in the three and six months ended June 30, 2011, as we were adversely affected by a slowdown in the global economy and excess inventories held by our distributors, particularly in Asia. Lower sales resulted in lower utilization rates for our Colorado Springs wafer facility, which increased our wafer costs and, as a consequence, adversely affected our gross margin. In response to lower sales, we implemented cost reductions throughout our business in the second quarter of 2012, including labor cost reductions. As a result of those activities, we recorded restructuring charges, including applicable severance costs, of $14.4 million in the second quarter of 2012. We expect to continue to monitor our cost structure to ensure that it is properly aligned with global economic conditions.

During the three and six months ended June 30, 2012, we repurchased 6.1 million and 15.6 million shares of our common stock, respectively, in the open market and subsequently retired those shares under our existing stock repurchase program. As of June 30, 2012, $166.2 million remained available for repurchase under our existing stock repurchase program.

RESULTS OF OPERATIONS

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	(in thousands, except percentage of net revenue)
Net revenue	$368,200	100%	$478,642	100%	$726,037	100%	$940,069	100%
Gross profit	161,887	44%	247,800	52%	314,254	43%	483,185	51%
Research and development	66,392	18%	65,441	14%	132,681	18%	127,824	14%
Selling, general and administrative	70,990	19%	70,340	15%	140,845	19%	141,126	15%
Acquisition-related charges	1,956	1%	1,019	—%	3,912	1%	2,050	—%
Restructuring charges	14,354	4%	—	—%	14,354	2%	21,210	2%
Credit from reserved grant income	—	—%	—	—%	(10,689)	(1)%	—	—%
Gain on sale of assets	—	—%	—	—%	—	—%	(1,882)	—%
Income from operations	$8,195	2%	$111,000	23%	$33,151	5%	$192,857	21%

Net Revenue

Our net revenue totaled $368.2 million for the three months ended June 30, 2012, a decrease of 23%, or $110.4 million, from $478.6 million in net revenue for the three months ended June 30, 2011. Net revenue was $726.0 million for the six months ended June 30, 2012, a decrease of 23%, or $214.0 million, from $940.1 million for the six months ended June 30, 2011. Revenue for the three and six months ended June 30, 2012 was lower than the comparable periods for 2011 primarily as a result of lower sales throughout our distribution channel, particularly in Asia. Our Asian distributors continued their efforts to reduce inventory levels, which resulted in reduced purchasing requirements. We also continued generally to see softer global demand in the consumer and industrial markets, as the economic slowdown in Europe and Asia affected our customers and their purchasing requirements.

Net revenue denominated in Euros was 21% and 22% of total net revenue for the three months ended June 30, 2012 and 2011, respectively, and 21% and 22% for the six months ended June 30, 2012 and 2011, respectively. Average exchange rates utilized to translate foreign currency revenues and expenses in Euros were approximately 1.30 and 1.43 Euro to the dollar for the three months ended June 30, 2012 and 2011, respectively, and 1.31 and 1.38 Euro to the dollar for the six months ended June 30, 2012 and 2011, respectively. Our net revenue for the three months ended June 30, 2012 would have been approximately $7.3 million higher had the average exchange rate in the current quarter remained the same as the average exchange rate in effect for the three months ended June 30, 2011. Our net revenue for the six months ended June 30, 2012 would have been approximately $9.3 million higher had the average exchange rate in the current six-month period remained the same as the rate in effect for the six months ended June 30, 2011.

Net Revenue — By Operating Segment

Our net revenue by operating segment is summarized as follows:

	Three Months Ended
	June 30, 2012	June 30, 2011	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$220,066	$302,192	$(82,126)	(27)%
Nonvolatile Memory	47,190	71,263	$(24,073)	(34)%
RF and Automotive	47,564	52,571	$(5,007)	(10)%
ASIC	53,380	52,616	$764	1%
Total net revenue	$368,200	$478,642	$(110,442)	(23)%

	Six Months Ended
	June 30, 2012	June 30, 2011	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$437,868	$596,018	$(158,150)	(27)%
Nonvolatile Memory	94,923	134,635	$(39,712)	(29)%
RF and Automotive	91,074	103,424	$(12,350)	(12)%
ASIC	102,172	105,992	$(3,820)	(4)%
Total net revenue	$726,037	$940,069	$(214,032)	(23)%

Microcontroller

Microcontroller segment net revenue decreased 27% to $220.1 million for the three months ended June 30, 2012 from $302.2 million for the three months ended June 30, 2011. Microcontroller segment net revenue decreased 27% to $437.9 million for the six months ended June 30, 2012 from $596.0 million for the six months ended June 30, 2011. Revenue decreased primarily due to weaker demand in industrial and consumer markets, with ARM and maXTouch products most affected. Inventory reductions undertaken by our Asian distributors also adversely affected revenue. Microcontroller net revenue represented 60% of total net revenue for both the three and six months ended June 30, 2012, respectively, compared to 63% of total net revenue for both the three and six months ended June 30, 2011.

Nonvolatile Memory

Nonvolatile Memory segment net revenue decreased 34% to $47.2 million for the three months ended June 30, 2012 from $71.3 million for the three months ended June 30, 2011. Nonvolatile Memory segment net revenue decreased 29% to $94.9 million for the six months ended June 30, 2012 from $134.6 million for the six months ended June 30, 2011. The decline in our memory business resulted primarily from reduced market demand, a weaker pricing environment and the end of life for several flash products, including Serial EE and Serial Flash products, which saw revenue decrease by 21% and 49%, respectively, for the three months ended June 30, 2012 compared to the same period in 2011 and decreased by 19% and 49%, respectively, for the six months ended June 30, 2012 compared to the same period in 2011.

RF and Automotive

RF and Automotive segment net revenue decreased 10% to $47.6 million for the three months ended June 30, 2012 from $52.6 million for the three months ended June 30, 2011. RF and Automotive segment net revenue decreased 12% to $91.1 million for the six months ended June 30, 2012 from $103.4 million for the six months ended June 30, 2011. This decrease was primarily related to continued decline in demand for our non-core radio frequency products within this segment during the first six months of 2012, partially offset by an increase of 13% in net revenue from sales of our high voltage products, which are used primarily in automotive applications.

ASIC

ASIC segment net revenue increased 1% to $53.4 million for the three months ended June 30, 2012 from $52.6 million for the three months ended June 30, 2011. ASIC segment net revenue decreased 4% to $102.2 million for the six months ended June 30, 2012 from $106.0 million for the six months ended June 30, 2011. Our military and aerospace business revenue, which is approximately 32% of overall ASIC revenue, decreased approximately 7% during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily from reduced market demand.

Net Revenue by Geographic Area

Our net revenue by geographic area for the three and six months ended June 30, 2012, compared to the same period in 2011, is summarized as follows. Revenue is attributed to countries based on the location to which we ship. See Note 9 of Notes to Condensed Consolidated Financial Statements for further discussion.

	Three Months Ended
	June 30, 2012	June 30, 2011	Change	% Change
	(in thousands, except for percentages)
Asia	$197,503	$287,841	$(90,338)	(31)%
Europe	104,332	118,114	(13,782)	(12)%
United States	59,170	65,328	(6,158)	(9)%
Other*	7,195	7,359	(164)	(2)%
Total net revenue	$368,200	$478,642	$(110,442)	(23)%

	Six Months Ended
	June 30, 2012	June 30, 2011	Change	% Change
	(in thousands, except for percentages)
Asia	$400,403	$554,669	$(154,266)	(28)%
Europe	203,706	237,879	(34,173)	(14)%
United States	107,360	134,855	(27,495)	(20)%
Other*	14,568	12,666	1,902	15%
Total net revenue	$726,037	$940,069	$(214,032)	(23)%
_________________________________________
*  Primarily includes South Africa, and Central and South America

Net revenue outside the United States accounted for 84% and 86% of our net revenue for the three months ended June 30, 2012 and 2011, respectively, and 85% and 86% for the six months ended June 30, 2012 and 2011, respectively.

Our net revenue in Asia decreased $90.3 million, or 31%, for the three months ended June 30, 2012, compared to the same period in 2011, and decreased $154.3 million, or 28%, for the six months ended June 30, 2012, compared to the same period in 2011. The decrease in this region for the three months and the six months ended June 30, 2012, compared to the three months and six months ended June 30, 2011 was primarily due to lower shipments of our microcontroller products due to weaker demand in industrial and consumer markets, with ARM and maXTouch products most affected. In the three months ended June 30, 2012 our distributors in Asia reduced their inventory of our products by 5% as compared to the three months ended March 31, 2012. Net revenue for the Asia region was 54% and 55% of total net revenue for the three months and the six months ended June 30, 2012, respectively, compared to 60% and 59% of total net revenue for the three months and the six months ended June 30, 2011, respectively.

Our net revenue in Europe decreased $13.8 million, or 12%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011 and decreased $34.2 million, or 14% for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The decrease in this region for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011 was primarily a result of the continued decline in industrial markets. Net revenue for the Europe region was 28% of total net revenue for both the three months and six months ended June 30, 2012 compared to 25% of total net revenue for both the three months and six months ended June 30, 2011.

Our net revenue in the United States decreased by $6.2 million, or 9%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011 and decreased by $27.5 million, or 20%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. This decrease resulted primarily from reduced demand for smart metering and consumer-based products. Net revenue for the United States region was 16% and 15% of total net revenue for the three and six months ended June 30, 2012, respectively, compared to 14% of total net revenue for both the three months and six months ended June 30, 2011.

Revenue and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 21% and 22% of our total net revenue for the three months ended June 30, 2012 and 2011, respectively, and 21% and 22% of our total net revenue for the six months ended June 30, 2012 and 2011, respectively.

Costs denominated in foreign currencies were 26% and 20% of our total costs for the three months ended June 30, 2012 and 2011, respectively, and 22% and 20% of our total costs for the six months ended June 30, 2012 and 2011, respectively.

Average exchange rates utilized to translate foreign currency revenue and expenses in Euros were approximately 1.30 and 1.43 Euros to the dollar for the three months ended June 30, 2012 and 2011, respectively, and 1.31 and 1.38 Euros to the dollar for six months ended June 30, 2012 and 2011, respectively.

For the three months ended June 30, 2012, changes in foreign exchange rates had an unfavorable overall effect on our operating results. Our net revenue and operating expenses for the three and six months ended June 30, 2012 would have been approximately $7.3 million higher and $6.3 million higher, respectively, had the average exchange rate in the current year remained the same as the average rate in effect for the three and six months ended June 30, 2011. Our income from operations would have been approximately $1.0 million higher had the average exchange rate in the three months ended June 30, 2012 remained the same as the average exchange rate in the three months ended June 30, 2011.

For the six months ended June 30, 2012, changes in foreign exchange rates had an unfavorable overall effect on our operating results. Our net revenue and operating expenses for the six months ended June 30, 2012 would have been approximately $9.3 million higher and $7.4 million higher, respectively, had the average exchange rate in the current year remained the same as the average rate in effect for the six months ended June 30, 2011. Our income from operations would have been approximately

$1.9 million higher had the average exchange rate in the six months ended June 30, 2012 remained the same as the average exchange rate in the six months ended June 30, 2011.

There remains ongoing uncertainty regarding the future of the Euro as a common currency and the Eurozone. While we continue to monitor the situation, the elimination of the Euro as a common currency, the withdrawal of member states from the Eurozone or other events affecting the liquidity, volatility or use of the Euro could have a significant effect on our revenue and operations.

Gross Margin

Gross margin declined to 44.0% and 43.3% for the three and six months ended June 30, 2012, respectively, compared to 51.8% and 51.4% for the three and six months ended June 30, 2011, respectively. Gross margin in the three and six months ended June 30, 2012 was adversely affected by lower sales, lower utilization of our remaining wafer fabrication facility in Colorado as a result of decreased business levels and higher inventory write-downs.

Inventory decreased to $349.0 million at June 30, 2012 from $377.4 million at December 31, 2011. Our inventory levels, and related write-downs, may require further adjustments during the remainder of 2012 to reflect revised demand forecasts or product lifecycles. Inventory adjustments, if undertaken, may affect our results of operations, including gross margin, depending on the nature of those adjustments. If the demand for certain semiconductor products declines or does not materialize as we expect, we could be required to record additional write-downs, which would adversely affect our gross margin.

For the six months ended June 30, 2012, we manufactured approximately 59% of our products in our own wafer fabrication facility compared to 51% for the six months ended June 30, 2011.

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

Research and Development

Research and development (“R&D”) expenses increased 1%, or $1.0 million, to $66.4 million for the three months ended June 30, 2012 from $65.4 million in the three months ended June 30, 2011. Research and development (“R&D”) expenses increased 4%, or $4.9 million, to $132.7 million for the six months ended June 30, 2012 from $127.8 million for the six months ended June 30, 2011.

R&D expenses for the three months ended June 30, 2012 increased compared to the three months ended June 30, 2011 primarily due to increased stock-based compensation expense of $1.1 million. R&D expenses, including the items described above, for the three months ended June 30, 2012, were favorably affected by approximately $4.3 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses for the three months ended June 30, 2011.

R&D expenses for the six months ended June 30, 2012, compared to the six months ended June 30, 2011 increased primarily due to higher employee related expenses of $2.7 million related to product development staffing and increased stock-based compensation expense of $1.9 million. R&D expenses, including the items described above, for the six months ended June 30, 2012, were favorably affected by approximately $5.0 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred for the six months ended June 30, 2011.

As a percentage of net revenue, R&D expenses totaled 18% for both the three and six months ended June 30, 2012 compared to 14% for both the three and six months ended June 30, 2011.

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

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased 1%, or $0.7 million, to $71.0 million for the three months ended June 30, 2012 from $70.3 million for the three months ended June 30, 2011. SG&A expenses remained relatively flat for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

SG&A expenses for the three months ended June 30, 2012 were favorably affected by approximately $1.8 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred for the three months ended June 30, 2011. SG&A expenses for the six months ended June 30, 2012 were favorably affected by approximately $2.2 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred for the six months ended June 30, 2011.

As a percentage of net revenue, SG&A expenses totaled 19% for both the three and six months ended June 30, 2012 compared to 15% for both the three and six months ended June 30, 2011.

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

The following table summarizes stock-based compensation included in operating results for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Cost of revenue	$2,314	$2,347	$4,569	$4,640
Research and development	5,880	4,786	12,643	10,768
Selling, general and administrative	10,288	7,124	20,597	17,738
Total stock-based compensation expense, before income taxes	18,482	14,257	37,809	33,146
Tax benefit	(1,431)	(2,433)	(4,221)	(5,077)
Total stock-based compensation expense, net of income taxes	$17,051	$11,824	$33,588	$28,069

In May 2011, we adopted the 2011 Long-Term Performance Based Incentive Plan (the “2011 Plan”), which provides for the grant of restricted stock units to eligible employees. Vesting of restricted stock units granted under the 2011 Plan is subject to the satisfaction of specified performance metrics tied to relative revenue growth rankings and operating margin over the designated performance periods. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013 and consist of three one-year performance periods (calendar years 2011, 2012 and 2013) and a three year cumulative performance period. We issued 0.1 million and 0.3 million performance-based restricted stock units in the three and six months ended June 30, 2012, respectively.  We recorded total stock-based compensation expense related to performance-based restricted stock units of $3.4 million and $7.7 million under the 2011 Plan in the three and six months ended June 30, 2012. We recorded total stock-based compensation expense related to performance-based restricted stock units of $0.6 million in the three months ended June 30, 2011.

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

We recorded total stock based compensation expense related to performance based restricted stock units of $6.5 million under the 2008 Plan in the six months ended June 30, 2011.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Acquisition-Related Charges

We recorded total acquisition-related charges of $2.0 million and $3.9 million for the three and six months ended June 30, 2012, respectively, related to our acquisitions of Advanced Digital Design and Quantum Research Group Ltd., compared to $1.0 million and $2.1 million for the three and six months ended June 30, 2011, respectively, related to our acquisition of Quantum Research Group Ltd., associated with customer relationships, developed technology, trade name, non-compete agreements, backlog and deferred compensation arrangements. We estimate amortization of intangible assets will be approximately $2.7 million for the remainder of 2012.

Restructuring Charges

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three and six months ended June 30, 2012 and 2011:

	January 1, 2012	Charges	Payments	Foreign Exchange Gain	March 31, 2012	Charges	Payments	Foreign Exchange Gain	June 30, 2012
	(in thousands)
Third quarter of 2008
Employee termination costs	$301	$—	$—	$—	$301	$—	$(301)	$—	$—
Second quarter of 2010
Employee termination costs	1,846	—	(741)	(226)	879	1,138	—	(9)	2,008
Second quarter of 2012
Employee termination costs	—	—	—	—	—	13,216	—	(301)	12,915
Total 2012 activity	$2,147	$—	$(741)	$(226)	$1,180	$14,354	$(301)	$(310)	$14,923

	January 1, 2011	Charges	Payments	Currency Translation Adjustment	March 31, 2011	Charges	Payments	Currency Translation Adjustment	June 30, 2011
	(in thousands)
Third quarter of 2002
Termination of contract with supplier	$1,592	$—	$—	$—	$1,592	$—	$—	$—	$1,592
Second quarter of 2008
Employee termination costs	3	—	—	—	3	—	—	—	3
Third quarter of 2008
Employee termination costs	460	—	—	16	476	—	—	11	487
Fourth quarter of 2009
Other restructuring charges	136	—	(45)	—	91	—	(46)	—	45
Second quarter of 2010
Employee termination costs	1,286	21,210	(1,972)	735	21,259	—	(3,428)	430	18,261
Total 2011 activity	$3,477	$21,210	$(2,017)	$751	$23,421	$—	$(3,474)	$441	$20,388

2012 Restructuring Charges

During the three months ended June 30, 2012, we implemented cost reduction actions, including actions related to labor costs. We recorded restructuring charges, including applicable severance costs, of $14.4 million related to those restructuring actions.

2011 Restructuring Charges

During the six months ended June 30, 2011, we implemented cost reduction actions, including actions related to labor costs. We incurred restructuring charges of $21.2 million related to those restructuring actions.

Credit from Reserved Grant Income

In March 2012, the Greek government executed a ministerial decision related to an outstanding state grant previously made to a Greek subsidiary of ours. As a result, we recognized a benefit of $10.7 million in our results for the three months ended March 31, 2012 resulting from the reversal of a reserve previously established for that grant.

Interest and Other (Expense) Income, Net

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Interest and other (expense) income	$(1,710)	$(279)	$(1,528)	$111
Interest expense	(1,021)	(1,913)	(2,191)	(3,614)
Foreign exchange transaction (losses) gains	(985)	883	(221)	4,685
Total	$(3,716)	$(1,309)	$(3,940)	$1,182

Interest and other (expense) income, net, resulted in an expense of $3.7 million and $3.9 million for the three and six months ended June 30, 2012, respectively, compared to $1.3 million and $1.2 million for the three and six months ended June 30, 2011, respectively, primarily due to a loss resulting from a private company investment of $1.9 million, which was further impacted by foreign exchange losses. We continue to have balance sheet exposures in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future.

Included in interest expense for the three and six months ended June 30, 2012 was interest expense related to our manufacturing services agreement with LFoundry of approximately $0.7 million and $1.5 million, respectively, compared to $1.3 million and $2.7 million in the three and six months ended June 30, 2011, respectively.

Provision for Income Taxes

We recorded a provision for income taxes of $3.7 million and $8.1 million for the three and six months ended June 30, 2012, respectively, and we recorded a provision for income taxes of $18.8 million and $28.6 million for the three and six months ended June 30, 2011, respectively.

We estimate our annual effective tax rate at the end of each quarter. In making these estimates, we, in consultation with our tax advisors, consider, among other things, annual pre-tax income, the geographic mix of pre-tax income and the application and interpretations of tax laws, treaties and judicial developments and the possible outcomes of audits.

Our effective tax rate for the three months ended June 30, 2012 was higher than the statutory federal income tax rate of 35%, primarily due to a significant decrease in pre-tax income. The effective tax rate for the six months ended June 30, 2012 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax rate jurisdictions. The effective tax rate for the three and six months ended June 30, 2011 was lower than the statutory federal income tax rate of 35%, in each case primarily due to income recognized in lower tax rate jurisdictions.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Our 2001 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 2001 through 2011 tax years generally remain subject to examination by their respective tax authorities.

Currently, we have tax audits in progress in various foreign jurisdictions. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of operations. While we believe that the resolution of these audits will not have a material adverse impact on our results of operations, the outcome is subject to uncertainty.

At June 30, 2012 and December 31, 2011, we had $31.5 million and $25.2 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate. Also at June 30, 2012 and December 31, 2011, we had $44.2 million and

$42.8 million of unrecognized tax benefits, respectively, which, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.

Increases or decreases in unrecognizable tax benefits could occur over the next 12 months due to tax law changes, unrecognized tax benefits established in the normal course of business, or due to the conclusion of ongoing tax audits in various jurisdictions around the world. While it is reasonably possible that some or all of these events may occur within the next 12 months, we are not able to accurately estimate the range of any potential change in unrecognized tax benefits that would result from the occurrence of such events. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business.

Liquidity and Capital Resources

At June 30, 2012, we had $245.7 million of cash, cash equivalents and short-term investments, compared to $332.5 million at December 31, 2011. Our current asset to liability ratio, calculated as total current assets divided by total current liabilities, was 3.01 at June 30, 2012 compared to 3.14 at December 31, 2011. Working capital, calculated as total current assets less total current liabilities, decreased to $621.5 million at June 30, 2012, compared to $708.6 million at December 31, 2011. Cash provided by operating activities was $68.5 million and $116.7 million for the six months ended June 30, 2012 and 2011, respectively, and capital expenditures totaled $16.1 million and $55.1 million for the six months ended June 30, 2012 and 2011, respectively, with the decrease resulting primarily from a reduction in the purchase of testing equipment in the 2012 fiscal year.

As of June 30, 2012, of the $245.7 million aggregate cash and cash equivalents and short-term investments held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $206.7 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of U.S. taxes.

Operating Activities

Net cash provided by operating activities was $68.5 million for the six months ended June 30, 2012, compared to $116.7 million for the six months ended June 30, 2011. Net cash provided by operating activities for the six months ended June 30, 2012 was determined primarily by adjusting net income of $21.1 million for certain non-cash charges for depreciation and amortization of $37.8 million and stock-based compensation charges of $37.8 million.

Accounts receivable increased by 13% or $26.9 million to $239.8 million at June 30, 2012, from $212.9 million at December 31, 2011. The average days of accounts receivable outstanding increased to 59 days for the three months ended June 30, 2012 from 51 days for the three months ended December 31, 2011. The increase in receivable balances is related to an increase in shipments toward the end of the quarter and lower collections during the quarter.

Inventories decreased to $349.0 million at June 30, 2012 from $377.4 million at December 31, 2011. Our days of inventory decreased to 154 days for the three months ended June 30, 2012 from 173 days for the three months ended December 31, 2011. Inventories consist of raw wafers, purchased foundry wafers, work-in-process and finished units. Our inventory levels, and related reserves, may require further adjustments during the remainder of 2012 to reflect revised demand forecasts or product lifecycles.

Investing Activities

Net cash used in investing activities was $10.7 million for the six months ended June 30, 2012, compared to $45.1 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, we paid $16.1 million for acquisitions of fixed assets as compared to $55.1 million in the six months ended June 30, 2011 resulting principally from reduced purchases of testing equipment.

We anticipate expenditures for capital purchases in 2012 to be in the range of $35 million to $45 million, depending on business levels. We expect to use those investments principally to maintain existing manufacturing operations and to expand manufacturing capacity for our XSense products.

Financing Activities

Net cash used in financing activities was $143.6 million and $130.7 million for the six months ended June 30, 2012 and 2011, respectively. The cash used was primarily related to stock repurchases of $140.6 million in the six months ended June 30, 2012, compared to stock repurchases of $112.8 million in the six months ended June 30, 2011 and tax payments related to shares withheld for vested restricted stock units of $11.3 million for the six months ended June 30, 2012, compared to $57.4 million for the six ended June 30, 2011 as result of the vesting of performance restricted stock units in the second quarter of 2011. During the six months ended June 30, 2012, we repurchased 15.6 million shares of our common stock in the open market and subsequently retired those shares under our existing stock repurchase program.  As of June 30, 2012, $166.2 million remained available for repurchases under this program. Proceeds from the issuance of common stock in respect of stock options and our employee stock purchase plan totaled $8.3 million and $19.2 million for the six months ended June 30, 2012 and 2011, respectively.

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

During the next twelve months, we expect our operations to continue to generate positive cash flow. However, a portion of cash balances may be used to make capital expenditures, repurchase common stock, or make acquisitions. Remaining debt obligations totaled $4.9 million at June 30, 2012. During the remainder of 2012 and in future years, our ability to make necessary capital investments or strategic acquisitions will depend on our ability to continue to generate sufficient cash flow from operations and to obtain adequate financing if necessary. We believe we have sufficient working capital to fund operations with $245.7 million in cash, cash equivalents and short-term investments as of June 30, 2012 together with expected future cash flows from operations.

Off-Balance Sheet Arrangements (Including Guarantees)

See the paragraph under the heading “Guarantees” in Note 6 of Notes to Condensed Consolidated Financial Statements for a discussion of off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Condensed Consolidated Financial Statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the estimates, assumptions and judgments involved in provisions for revenue, excess and obsolete inventory, sales reserves and allowances, stock-based compensation expense, allowances for doubtful accounts receivable, estimates for useful lives associated with long-lived assets, recoverability of goodwill and intangible assets, restructuring charges, liabilities for uncertain tax positions, deferred tax asset valuation allowances and litigation have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results, although there can be no assurance that results may, in the future, differ. The critical accounting estimates associated with these policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on February 28, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the condensed consolidated balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through June 30, 2012.

Foreign Currency Risk

When we take an order denominated in a foreign currency we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be affected by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. This impact is determined assuming that all foreign currency denominated transactions that occurred for the three and six months ended June 30, 2012 were recorded using the average foreign currency exchange rates in the three and six months ended June 30, 2011. We do not use derivative instruments to hedge our foreign currency risk.

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 21% and 22% of our total net revenue for the three months ended June 30, 2012 and 2011, respectively 21% and 22% in the six months ended June 30, 2012 and 2011, respectively.

Costs denominated in foreign currencies were 26% and 20% of our total costs for the three months ended June 30, 2012 and 2011, respectively and 22% and 20% of our total costs in six months ended June 30, 2012 and 2011, respectively.

Average exchange rates utilized to translate foreign currency revenue and expenses in Euros were approximately 1.30 and 1.43 Euros to the dollar for the three months ended June 30, 2012 and 2011, respectively, and 1.31 and 1.38 Euros to the dollar for the six months ended June 30, 2012 and 2011.

For the three months ended June 30, 2012, changes in foreign exchange rates had an unfavorable overall effect on our operating results. Our net revenue for the three months ended June 30, 2012 would have been approximately $7.3 million higher had the average exchange rate in the current year remained the same as the average rate in effect for the three months ended June 30, 2011. In addition, for the three months ended June 30, 2012, our operating expenses would have been approximately $6.3 million higher. Our income from operations would have been approximately $1.0 million higher had the average exchange rate in the three months ended June 30, 2012 remained the same as the average exchange rate in the three months ended June 30, 2011.

For the six months ended June 30, 2012, changes in foreign exchange rates had an unfavorable overall effect on our operating results. Our net revenue for the six months ended June 30, 2012 would have been approximately $9.3 million higher had the average exchange rate in the current year remained the same as the average rate in effect for the six months ended June 30, 2011. In addition, for the six months ended June 30, 2012, our operating expenses would have been approximately $7.4 million higher. Our income from operations would have been approximately $1.9 million higher had the average exchange rate in the six months ended June 30, 2012 remained the same as the average exchange rate in the six months ended June 30, 2011.

We also face the risk that our accounts receivables denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 19% and 23% of our accounts receivable were denominated in foreign currency as of June 30, 2012 and December 31, 2011, respectively.

Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 10% of our accounts payable were denominated in foreign currencies at both June 30, 2012 and December 31, 2011. All of our debt obligations were denominated in foreign currencies at both June 30, 2012 and December 31, 2011. We have not historically sought to hedge our foreign currency exposure, although we may determine to do so in the future.

There remains ongoing uncertainty regarding the future of the Euro as a common currency and the Eurozone. While we continue to monitor the situation, the elimination of the Euro as a common currency, the withdrawal of member states from the Eurozone or other events affecting the liquidity, volatility or use of the Euro could have a significant effect on our revenue and operations.

Liquidity and Valuation Risk

Approximately $1.1 million and $2.3 million of our investment portfolio was invested in auction-rate securities at June 30, 2012 and December 31, 2011, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal proceedings. Our management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described in Note 6 of Notes to Condensed Consolidated Financial Statements, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows. For more information regarding certain of these proceedings, see Note 6 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference into this Item. We have accrued for losses related to litigation described in Note 6 of Notes to Condensed Consolidated Financial Statements that we consider probable and for which the loss can be reasonably estimated. In the event that a loss cannot be reasonably estimated, we have not accrued for such losses. As we continue to monitor these matters or other matters that were not deemed material as of June 30, 2012, our determination could change, however, and we may decide, at some future date, to establish an appropriate reserve. With respect to each of the matters described in Note 6 of Notes to Condensed Consolidated Financial Statements, except where noted otherwise, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at June 30, 2012. Our management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted in Note 6 of Notes to Condensed Consolidated Financial Statements, our management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

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

A significant portion of our revenue comes from sales to customers supplying consumer markets and from international sales. As a result, our business may be subject to seasonally lower revenue in particular quarters of our fiscal year. The semiconductor industry has also been affected by significant shifts in consumer demand due to economic downturns or other factors, which can exacerbate the cyclicality within the industry and result in further diminished product demand and production over-capacity. We have, in the past, experienced substantial quarter-to-quarter fluctuations in revenue and operating results and expect in the future to continue to experience short term period-to-period fluctuations in operating results due to general industry and economic conditions.

WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS DUE TO INCREASED DEPENDENCE ON OUTSIDE FOUNDRIES.

After selling several manufacturing facilities over the past several years, we currently operate a single wafer fabrication facility in Colorado Springs, Colorado. As a result, we rely substantially on independent third party foundry manufacturing partners to manufacture products for us. As part of this fab-lite strategy, we have expanded and will continue to expand our foundry relationships by entering into new agreements with third party foundries. If we cannot obtain sufficient capacity commitments, if our foundry partners suffer financial instability affecting their ability to manufacture our products, or if our foundry partners experience production delays for other reasons, the supply of our products could be disrupted, which could harm our business. In addition, difficulties in production yields can often occur when transitioning manufacturing processes to a new third party foundry.  If our foundry partners fail to deliver quality products and components on a timely basis, our business could be harmed. For the three months ended June 30, 2012, we manufactured approximately 59% of our products in our own wafer fabrication facility compared to 51% for the three months ended June 30, 2011. We expect over time that an increasing portion of our wafer fabrication will be undertaken by third party foundries.

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

OUR REVENUE IS DEPENDENT TO A LARGE EXTENT ON SELLING TO END CUSTOMERS THROUGH INDEPENDENT DISTRIBUTORS. THESE DISTRIBUTORS MAY HAVE LIMITED FINANCIAL RESOURCES TO CONDUCT THEIR BUSINESS OR TO REPRESENT OUR INTERESTS EFFECTIVELY AND THEY MAY TERMINATE OR MODIFY THEIR RELATIONSHIPS WITH US IN A MANNER THAT ADVERSELY AFFECTS OUR SALES.

Sales through distributors accounted for 58% and 54% of our net revenue for the three and six months ended June 30, 2012, respectively, and 62% and 60% for the three and six months ended June 30, 2011, respectively. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with independent distributors can generally be terminated for convenience by either party upon relatively short notice. Generally, these agreements are non-exclusive and also permit our distributors to offer our competitors’ products.

If any significant distributor or a substantial number of our distributors terminated their relationship with us, decided to market our competitors’ products in preference to our products, were unable to sell our products or were unable to pay us for products sold for any reason, our ability to bring our products to market could be adversely affected, we could have difficulty in collecting outstanding receivable balances, or we could incur other loss of revenue, charges or other adjustments, any of which could have a material adverse effect on our revenue and operating results. In some cases, our distributors in Asia may also have more limited financial resources and constrained balance sheets. If these distributors are unable effectively to finance their operations, or to represent our interests aggressively because of financial constraints, our business could also be adversely affected.

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

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES THAT COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS AND CASH FLOWS, AND REVENUE AND COSTS DENOMINATED IN FOREIGN CURRENCIES COULD ADVERSELY AFFECT OUR OPERATING RESULTS AS A RESULT OF FOREIGN CURRENCY MOVES AGAINST THE DOLLAR. THE ELIMINATION OF THE EURO AS A COMMON CURRENCY OR THE WITHDRAWAL OF MEMBER STATES FROM THE EUROPEAN UNION COULD ALSO ADVERSELY AFFECT OUR BUSINESS AND INTRODUCE UNCERTAINTIES WITH RESPECT TO PAYMENT TERMS IN OUR CONTRACTS.

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

When we take an order denominated in a foreign currency, we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be impacted by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens against the dollar. Conversely, costs will increase if the local currency strengthens against the dollar. Our income from operations would have been approximately $1.0 million higher had the average exchange rate in the three months ended June 30, 2012 remained the same as the average exchange rate in the three months ended June 30, 2011. Our income from operations would have been approximately $1.9 million higher had the average exchange rate in the six months ended June 30, 2012 remained the same as the average exchange rate in the six months ended June 30, 2011.

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

Because we conduct business in Europe, we may have additional exposure to currency fluctuations if the Euro is eliminated as a common currency within the Eurozone, or if individual countries determine to stop using that currency. In any of those events, we would have to address exchange rate and conversion issues affecting the Euros we then held and the payments that we expected to receive, or to make, in Euros. There is no certainty regarding the potential economic effect of these Euro currency risks, nor is there any certainty regarding the effect on payment terms included within outstanding sales contracts if the Euro were eliminated or not accepted in some countries as legal tender. Because of those uncertainties, we are not able to assess fully, as of the date of this Quarterly Report, the potential effect on our business or financial condition if the Eurozone were to disband, if a member state determined to substitute a new currency for the Euro within its borders, or if the Euro became generally less accepted as a global currency.

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

We continue to evaluate existing restructuring accruals related to restructuring plans previously implemented. As a result, there may be additional restructuring charges or reversals or recoveries of previous charges. We may incur additional restructuring and asset impairment charges in connection with additional restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results. During the three months ended June 30, 2012, we implemented cost reduction actions, including actions related to labor costs. We recorded restructuring charges, including applicable severance costs, of $14.4 million related to those restructuring actions.

WE HAVE IN THE PAST ENTERED INTO “TAKE-OR-PAY” SUPPLY AGREEMENTS WITH BUYERS OF OUR WAFER MANUFACTURING OPERATIONS. IF THE CONTRACTUAL PRICING FOR THOSE WAFERS EXCEEDS THE PRICES WE COULD HAVE OTHERWISE OBTAINED IN THE OPEN MARKET, WE MAY INCUR A CHARGE TO OUR OPERATING RESULTS.

In the past we have entered into supply agreements with certain buyers of our wafer manufacturing operations under which we have committed to purchase wafers from these buyers on a “take-or-pay” basis for a number of years.  For example, in connection with the sale of our manufacturing operations in Rousset, France in June 2010, one of our subsidiaries entered into a manufacturing services agreement that, as amended, requires this subsidiary to purchase wafers from LFoundry Rousset SAS (“LFoundry Rousset”) until June 2013 on a “take-or-pay” basis.  Similarly, in connection with the sale of our manufacturing operations in Heilbronn, Germany, one of our subsidiaries entered into a wafer supply agreement that, as amended, requires this subsidiary to purchase wafers from Telefunken Semiconductors GmbH & Co. KG (“TSG”) through August 2012 on a “take-or-pay” basis.  If the purchase price of the wafers under any of our “take-or-pay” supply agreements is higher than the fair value of the wafers at the time of purchase, based on the pricing we could have obtained from third party foundries, we would be required to take a charge to our financial statements to reflect the above-market price we have agreed to pay. In addition to the direct financial effects that these “take-or-pay” arrangements may have, they may also cause us, in some cases, to acquire inventory at times when we do not need additional inventory based on demand forecasts.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

Net revenue outside the United States accounted for 84% and 86% of our net revenue for the three months ended June 30, 2012 and 2011, respectively, and 85% and 86% of our net revenue for the six months ended June 30, 2012 and 2011, respectively. We expect that revenue derived from international sales will continue to represent a significant portion of net revenue. International sales and operations are subject to a variety of risks, including:

•	greater difficulty in protecting intellectual property;

•	reduced flexibility and increased cost of staffing adjustments;

•	foreign labor conditions and practices;

•	adverse changes in tax laws;

•	credit and collectibility risks on our trade receivables with customers in certain jurisdictions;

•	longer collection cycles;

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

We have issued, and may in the future continue to issue, performance-based restricted stock units to eligible employees, entitling those employees to receive restricted stock if they, and we, meet designated performance criteria established by our compensation committee. For example, in May 2011, we adopted the 2011 Long-Term Performance-Based Incentive Plan (the “2011 Plan”), which provides for the grant of restricted stock units to eligible employees, subject to the satisfaction of specified performance metrics. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013. We recorded total stock-based compensation expense related to performance-based restricted stock units of $3.4 million and $7.7 million under the 2011 Plan for the three and six months ended June 30, 2012, respectively.

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

We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $32.2 million at June 30, 2012 and $29.8 million at December 31, 2011. The plans are unfunded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.3 million in 2012 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value of our goodwill may not be recoverable. At June 30, 2012, we had $66.4 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2011 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the repurchase of our common stock during the three months ended June 30, 2012, pursuant to our Stock Repurchase Program. See Note 4 to our Condensed Consolidated Financial Statements in Part I to this Quarterly Report on Form 10-Q for further discussion.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 - April 30	—	—	—	$210,615,751
May 1 - May 31	5,500,000	$7.35	5,500,000	$170,179,171
June 1 - June 30	600,000	$6.67	600,000	$166,174,561
 _________________________________________

(1)Represents the average price paid per share ($) exclusive of commissions.
(2)Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.
(3)These amounts correspond to a plan announced in August 2010 whereby the Board of Directors authorized the repurchase of up to $200 million of our common stock. In May 2011, Atmel’s Board of Directors authorized an additional $300 million to the Company’s existing repurchase program.  In April 2012, Atmel’s Board of Directors authorized an additional $200 million to the Company’s existing repurchase program.  The repurchase program does not have an expiration date. Shares repurchased under the program have been and will be retired. Amounts remaining to be purchased are exclusive of commissions.

We did not sell unregistered securities during the three months ended June 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits have been filed with, or incorporated by reference into, this Report:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
  _________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION (Registrant)

August 3, 2012	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer
(Principal Executive Officer)

August 3, 2012	/s/ STEPHEN CUMMING
Stephen Cumming
Vice President Finance & Chief Financial Officer
(Principal Financial Officer)

August 3, 2012	/s/ JAMIE SAMATH
Jamie Samath
Vice President & Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_________________________________________