Form 10-Q
period 2012-09-30
ATMEL CORP
filed 2012-11-07
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

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

On October 31, 2012, the Registrant had 439,650,566 outstanding shares of Common Stock.

ATMEL CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2012

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atmel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands, except per share data)
Net revenue	$360,990	$479,375	$1,087,027	$1,419,444
Operating expenses
Cost of revenue	205,464	238,984	617,247	695,868
Research and development	59,966	64,160	192,647	191,984
Selling, general and administrative	68,036	68,467	208,881	209,593
Acquisition-related charges	1,530	1,019	5,442	3,069
Restructuring (credit) charges	(1,404)	—	12,950	21,210
Credit from reserved grant income	—	—	(10,689)	—
Gain on sale of assets	—	(33,428)	—	(35,310)
Total operating expenses	333,592	339,202	1,026,478	1,086,414
Income from operations	27,398	140,173	60,549	333,030
Interest and other income (expense), net	153	(264)	(3,787)	918
Income before income taxes	27,551	139,909	56,762	333,948
Provision for income taxes	(5,915)	(23,203)	(13,985)	(51,819)
Net income	$21,636	$116,706	$42,777	$282,129
Basic net income per share:
Net income per share	$0.05	$0.25	$0.10	$0.62
Weighted-average shares used in basic net income per share calculations	430,845	457,721	434,894	456,992
Diluted net income per share:
Net income per share	$0.05	$0.25	$0.10	$0.60
Weighted-average shares used in diluted net income per share calculations	433,295	466,862	438,232	467,040

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Net income	$21,636	$116,706	$42,777	$282,129
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,514	(10,024)	1,533	(8,309)
Actuarial losses related to defined benefit pension plans	(93)	(2,261)	(1,213)	(1,284)
Unrealized (losses) gain on investments	(7)	(58)	(723)	181
Other comprehensive income (loss)	3,414	(12,343)	(403)	(9,412)
Total comprehensive income	$25,050	$104,363	$42,374	$272,717

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2012	December 31, 2011
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$287,006	$329,431
Short-term investments	2,136	3,079
Accounts receivable, net of allowance for doubtful accounts of $11,844 and $11,833, respectively	248,173	212,929
Inventories	335,751	377,433
Prepaids and other current assets	85,163	116,929
Total current assets	958,229	1,039,801
Fixed assets, net	232,085	257,070
Goodwill	69,243	67,662
Intangible assets, net	13,782	20,594
Other assets	146,607	141,471
Total assets	$1,419,946	$1,526,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$92,394	$76,445
Accrued and other liabilities	181,229	207,118
Deferred income on shipments to distributors	35,435	47,620
Total current liabilities	309,058	331,183
Other long-term liabilities	92,113	112,971
Total liabilities	401,171	444,154
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock; par value $0.001; Authorized: 5,000 shares; no shares issued and outstanding	—	—
Common stock; par value $0.001; Authorized: 1,600,000 shares;
Shares issued and outstanding: 429,840 at September 30, 2012 and 442,389 at December 31, 2011	430	442
Additional paid-in capital	889,116	995,147
Accumulated other comprehensive income	9,045	9,448
Retained earnings	120,184	77,407
Total stockholders’ equity	1,018,775	1,082,444
Total liabilities and stockholders’ equity	$1,419,946	$1,526,598

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(in thousands)
Cash flows from operating activities
Net income	$42,777	$282,129
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	57,236	56,270
Non-cash losses (gains) on sale of fixed assets, net	264	(36,333)
Other non-cash gains, net	(7)	(6,526)
Provision for doubtful accounts receivable	11	94
Accretion of interest on long-term debt	775	570
Stock-based compensation expense	56,038	49,604
Excess tax benefit on stock-based compensation	(1,897)	(22,328)
Non-cash acquisition-related and other charges	1,690	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(35,409)	(12,325)
Inventories	23,211	(103,562)
Current and other assets	20,424	10,169
Trade accounts payable	24,394	(28,809)
Accrued and other liabilities	(55,255)	1,191
Deferred income on shipments to distributors	(12,185)	(12,368)
Net cash provided by operating activities	122,067	177,776
Cash flows from investing activities
Acquisitions of fixed assets	(31,823)	(74,944)
Proceeds from the sale of business	25,000	1,597
Proceeds from the sale of fixed assets	—	47,250
Acquisition of businesses, net of cash	—	(819)
Acquisitions of intangible assets	(3,000)	(3,000)
Sales or maturities of marketable securities	4,450	15,242
Decrease in long-term restricted cash	5,000	—
Net cash used in investing activities	(373)	(14,674)
Cash flows from financing activities
Principal payments on debt	—	(85)
Repurchase of common stock	(163,404)	(169,083)
Proceeds from issuance of common stock	14,643	26,588
Tax payments related to shares withheld for vested restricted stock units	(15,161)	(64,999)
Excess tax benefit on stock-based compensation	1,897	22,328
Net cash used in financing activities	(162,025)	(185,251)
Effect of exchange rate changes on cash and cash equivalents	(2,094)	(1,251)
Net decrease in cash and cash equivalents	(42,425)	(23,400)
Cash and cash equivalents at beginning of the period	329,431	501,455
Cash and cash equivalents at end of the period	$287,006	$478,055

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Atmel Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to state fairly, in all material respects, the financial position of Atmel Corporation (the “Company” or “Atmel”) and its subsidiaries as of September 30, 2012 and the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. All intercompany balances have been eliminated. Because all of the annual disclosures required by U.S. generally accepted accounting principles are not included, as permitted by the rules of the Securities and Exchange Commission (the “SEC”), these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 year-end balance sheet data was derived from the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and do not include all of the disclosures required by U.S. generally accepted accounting principles ("GAAP"). The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, or for the entire year.

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

The Company’s inventories include parts that have a potential for rapid technological obsolescence and are sold in a highly competitive industry. The Company writes down inventory that is considered excess or obsolete. When the Company recognizes a loss on such inventory, it establishes a new, lower-cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis. If inventory with a lower-cost basis is subsequently sold, it will result in higher gross margin for the products making up that inventory.

Inventories are comprised of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Raw materials and purchased parts	$19,493	$23,415
Work-in-progress	214,118	251,933
Finished goods	102,140	102,085
	$335,751	$377,433

As a result of the sale of the Company's serial flash product lines on September 28, 2012 to an affiliate of Adesto Technologies Corporation ("Adesto"), inventories were reduced by $25.6 million. The Company has also granted Adesto an exclusive option, exercisable prior to November 15, 2012, to purchase the Company's remaining $7.0 million of serial flash inventory. The Company has, therefore, classified the remaining $7.0 million of serial flash inventory as assets held-for-sale, which are presented as part of other current assets on the Company's condensed consolidated balance sheet at September 30, 2012.

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

Note 2 INVESTMENTS

Investments at September 30, 2012 and December 31, 2011 primarily include corporate equity securities, U.S. and foreign corporate debt securities and auction-rate securities.

All marketable securities are deemed by management to be available-for-sale and are reported at fair value, with the exception of certain auction-rate securities as described below. Net unrealized gains and losses that are deemed to be temporary are reported within stockholders’ equity on the Company’s condensed consolidated balance sheets as a component of accumulated other comprehensive income. Unrealized losses that are deemed to be other than temporary are recorded in the condensed consolidated statement of operations in the period such determination is made. Gross realized gains or losses are recorded based on the specific identification method. For each of the three and nine months ended September 30, 2012 and 2011, the Company's gross realized gains and losses on short-term investments were insignificant. The Company’s investments are further detailed in the table below:

	September 30, 2012		December 31, 2011
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
	(in thousands)
Corporate equity securities	$3,936	$2,136	$—	$—
Auction-rate securities	983	1,066	2,220	2,251
Corporate debt securities and other obligations	—	—	3,099	3,079
	$4,919	$3,202	$5,319	$5,330
Unrealized gains	83		31
Unrealized losses	(1,800)		(20)
Net unrealized (losses) gains, excluding taxes of $1,005 and $0, respectively	(1,717)		11
Fair value	$3,202		$5,330
Amount included in short-term investments		$2,136		$3,079
Amount included in other assets		1,066		2,251
		$3,202		$5,330

In September 2010, in connection with the sale of the Company’s smart card business in France to INSIDE Secure (“INSIDE”), the Company received an equity interest in INSIDE, which was privately-held at the time of the investment.  In February 2012, INSIDE successfully completed an initial public offering on the NYSE Euronext stock exchange in Paris.  As a result of that public offering, the Company reclassified its investment in INSIDE to short-term investments from other assets and now accounts for this investment as available for sale. Accordingly, based on the recent trading prices for shares in INSIDE, the Company recorded an unrealized loss of $1.8 million in accumulated other comprehensive income at September 30, 2012. The Company's intent is to hold this investment until the value recovers.

For the nine months ended September 30, 2012, the Company redeemed a portion of its auction-rate securities in the open market, resulting in an insignificant gain. The Company concluded that its remaining $1.0 million (adjusted cost) of auction-rate securities are unlikely to be liquidated within the next twelve months and classified these securities as long-term investments, which are included in other assets on the condensed consolidated balance sheets.

Contractual maturities (at adjusted cost) of available-for-sale debt securities as of September 30, 2012, were as follows:

(in thousands)
Due within one year	$—
Due in 1-5 years	—
Due in 5-10 years	—
Due after 10 years	983
Total	$983

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

The table below presents the balances of investments measured at fair value on a recurring basis at September 30, 2012:

	September 30, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$1,029	$1,029	$—	$—

Short-term investments
Corporate equity securities	2,136	2,136	—	—
Total short-term investments	2,136	2,136	—	—

Other assets
Auction-rate securities	1,066	—	—	1,066

Investment funds - Deferred compensation plan assets
Institutional money market funds	1,500	1,500	—	—
Fixed income	2,977	2,977	—	—
Marketable equity securities	470	470	—	—
Total institutional funds - Deferred compensation plan	4,947	4,947	—	—
Total other assets	6,013	4,947	—	1,066
Total	$9,178	$8,112	$—	$1,066

The table below presents the balances of investments measured at fair value on a recurring basis at December 31, 2011:

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash
Money market funds	$18,164	$18,164	$—	$—

Short-term investments
Corporate debt securities	3,079	—	3,079	—
Total short-term investments	3,079	—	3,079	—

Other assets
Auction-rate securities	2,251	—	—	2,251

Investment funds - Deferred compensation plan assets
Institutional money market funds	549	549	—	—
Fixed income	1,613	1,613	—	—
Marketable equity securities	2,737	2,737	—	—
Total institutional funds - Deferred compensation plan	4,899	4,899	—	—
Total other Assets	7,150	4,899	—	2,251
Total	$28,393	$23,063	$3,079	$2,251

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

Auction-rate securities are classified within Level 3 because significant assumptions for such securities are not observable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of the Company's total assets as of September 30, 2012. The Company redeemed one auction rate security in the open market at book value of $1.2 million in the nine months ended September 30, 2012.

There were no changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2012 and the year ended December 31, 2011. There were no transfers between Level 1 and 2 hierarchies for the three and nine months ended September 30, 2012.

Note 4 STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The following table summarizes stock-based compensation included in operating results for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Cost of revenue	$2,154	$1,143	$6,723	$5,783
Research and development	4,925	5,557	17,568	16,325
Selling, general and administrative	11,150	9,758	31,747	27,496
Total stock-based compensation expense, before income taxes	18,229	16,458	56,038	49,604
Tax benefit	(2,403)	(2,776)	(6,624)	(7,853)
Total stock-based compensation expense, net of income taxes	$15,826	$13,682	$49,414	$41,751

Stock Options, Restricted Stock Units and Employee Stock Purchase Plan

In May 2005, Atmel’s stockholders initially approved Atmel’s 2005 Stock Plan (as amended, the “2005 Stock Plan”). As of September 30, 2012, 133.0 million shares were authorized for issuance under the 2005 Stock Plan. Under the 2005 Stock Plan, Atmel may issue common stock directly, grant options to purchase common stock or grant restricted stock units payable in common stock to employees, consultants and directors of Atmel. Options, which generally vest over four years, are granted at fair market value on the date of the grant and generally expire ten years from that date.

Activity under Atmel’s 2005 Stock Plan is set forth below:

		Outstanding Options		Weighted-
			Exercise	Average
	Available for Grant	Number of Options	Price per Share	Exercise Price per Share
	(in thousands, except per share data)
Balances, December 31, 2011	16,523	8,217	$1.68-$10.01	$4.26
Restricted stock units issued	(210)	—	—	—
Plan adjustment for restricted stock units issued	(128)	—	—	—
Performance-based restricted stock units issued	(200)	—	—	—
Plan adjustment for performance-based restricted stock units issued	(122)	—	—	—
Restricted stock units cancelled	405	—	—	—
Plan adjustment for restricted stock units cancelled	301	—	—	—
Performance-based restricted stock units cancelled	75	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	46	—	—	—
Options cancelled/expired/forfeited	78	(78)	$2.11-$8.89	4.36
Options exercised	—	(495)	$1.80-$8.89	4.58
Balances, March 31, 2012	16,768	7,644	$1.68-$10.01	$4.24
Restricted stock units issued	(632)	—	—	—
Plan adjustment for restricted stock units issued	(386)	—	—	—
Performance-based restricted stock units issued	(98)	—	—	—
Plan adjustment for performance-based restricted stock units issued	(60)	—	—	—
Restricted stock units cancelled	228	—	—	—
Plan adjustment for restricted stock units cancelled	171	—	—	—
Performance-based restricted stock units cancelled	70	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	43	—	—	—
Options cancelled/expired/forfeited	26	(26)	$2.11-$7.76	5.12
Options exercised	—	(130)	$1.77-$6.28	4.05
Balances, June 30, 2012	16,130	7,488	$1.68-$10.01	$4.24
Restricted stock units issued	(6,283)	—	—	—
Plan adjustment for restricted stock units issued	(3,833)	—	—	—
Restricted stock units cancelled	456	—	—	—
Plan adjustment for restricted stock units cancelled	328	—	—	—
Performance-based restricted stock units cancelled	75	—	—	—
Plan adjustment for performance-based restricted stock units cancelled	46	—	—	—
Options cancelled/expired/forfeited	21	(21)	$2.11-$6.28	4.71
Options exercised	—	(258)	$1.68-$5.75	3.31
Balances, September 30, 2012	6,940	7,209	$1.68-$10.01	$4.27

Restricted stock units are granted from the pool of options available for grant. As the result of an amendment and restatement of the 2005 Stock Plan in May 2011, every share underlying restricted stock, restricted stock units (including performance based restricted stock units), or stock purchase rights issued on or after May 18, 2011 (the date on which the amendment and restatement became effective) is counted against the numerical limit for options available for grant as 1.61 shares in the table above, as reflected in the line items for "Plan adjustments", except that restricted stock units (including performance based restricted stock units), and stock purchase rights issued prior to May 18, 2011, continue to be governed by an earlier amendment to the 2005 Stock Plan that provided for a numerical limit of 1.78 shares. If shares issued pursuant to any restricted stock, restricted stock unit, and stock purchase right agreements granted on or after May 18, 2011 are cancelled, forfeited or repurchased by the Company or would otherwise return to the 2005 Stock Plan, 1.61 times the number of those shares will return to the 2005 Stock Plan and will again become available for issuance. The Company issued 14.2 million shares of restricted stock units from May 18, 2011 to September 30,

2012 (net of cancellations) resulting in a reduction, based on a 1.61 to 1.0 ratio, of 22.7 million shares available for grant under the 2005 Stock Plan from May 18, 2011 to September 30, 2012. As of September 30, 2012, there were 6.9 million shares available for issuance under the 2005 Stock Plan, or 4.3 million shares after giving effect to the 1.61 to 1.0 ratio applicable under the 2005 Stock Plan for issuances of restricted stock units made on or after May 18, 2011.

Restricted Stock Units

Activity related to restricted stock units is set forth below:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in thousands, except per share data)
Balance, December 31, 2011	23,471	$8.99
Restricted stock units issued	210	10.20
Restricted stock units vested	(1,225)	6.99
Restricted stock units cancelled	(405)	8.11
Performance-based restricted stock units issued	200	10.73
Performance-based restricted stock units cancelled	(75)	14.00
Balance, March 31, 2012	22,176	$9.12
Restricted stock units issued	632	7.43
Restricted stock units vested	(2,378)	6.31
Restricted stock units cancelled	(228)	8.06
Performance-based restricted stock units issued	98	7.48
Performance-based restricted stock units cancelled	(70)	14.00
Balance, June 30, 2012	20,230	$9.39
Restricted stock units issued	6,283	5.95
Restricted stock units vested	(1,926)	5.78
Restricted stock units cancelled	(456)	8.28
Performance-based restricted stock units cancelled	(75)	13.90
Balance, September 30, 2012	24,056	$8.78

In the three and nine months ended September 30, 2012, 1.9 million and 5.5 million restricted stock units vested, respectively, including 0.7 million and 2.0 million units withheld for taxes, respectively. These vested restricted stock units had a weighted-average grant date fair value of $5.78 and $6.28 per share for the three and nine months ended September 30, 2012, respectively. As of September 30, 2012, total unearned stock-based compensation related to unvested restricted stock units previously granted (including performance-based restricted stock units) was approximately $161.0 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 2.57 years.

In the three and nine months ended September 30, 2011, 1.9 million and 3.8 million restricted stock units vested, respectively, including 0.8 million and 1.5 million units withheld for taxes, respectively. These vested restricted stock units had a weighted-average grant date fair value of $4.93 and $4.84 per share for the three and nine months ended September 30, 2011, respectively.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying such restricted stock units are not considered issued and outstanding. Upon vesting of restricted stock units, shares withheld by the Company to pay taxes are retired.

Performance-Based Restricted Stock Units

In May 2011, the Company adopted the 2011 Long-Term Performance Based Incentive Plan (the “2011 Plan”), which provides for the grant of restricted stock units to eligible employees. Vesting of restricted stock units granted under the 2011 Plan is subject to the satisfaction of performance metrics tied to revenue growth and operating margin over the designated performance periods. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013 and consist of three one-year performance periods (calendar years 2011, 2012 and 2013) and a three year cumulative performance period. The Company did not issue any performance-based restricted stock units in the three months ended September 30, 2012. The Company issued 0.3 million performance-based restricted stock units in the nine months ended September 30, 2012. The Company recorded total stock-based compensation expense related to performance-based restricted stock units of $3.3 million and $11.0 million under the 2011 Plan in the three and nine months ended September 30, 2012, respectively. The Company issued 3.4 million performance-based restricted stock units in May 2011. The Company recorded total stock-based compensation expense related to performance-

based restricted units of $3.7 million and $4.3 million in the three and nine months ended September 30, 2011, respectively.

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

Stock Option Awards

No options were granted in the three and nine months ended September 30, 2012 or 2011.

As of September 30, 2012, total unearned compensation expense related to unvested stock options was approximately $2.2 million, excluding forfeitures, and is expected to be recognized over a weighted-average period of 1.32 years .

Employee Stock Purchase Plan

Under the 1991 Employee Stock Purchase Plan (“1991 ESPP”) and 2010 Employee Stock Purchase Plan (“2010 ESPP” and, together with the 1991 ESPP, the “Company’s ESPPs”), qualified employees are entitled to purchase shares of Atmel’s common stock at the lower of 85% of the fair market value of the common stock at the date of commencement of the six month offering period or 85% of the fair market value on the last day of the offering period. Purchases are limited to 10% of an employee’s eligible compensation. There were 1.1 million and 1.8 million shares purchased under the 2010 ESPP for the three and nine months ended September 30, 2012, respectively, at an average price per share of $4.94 and $6.64, respectively. There were 0.7 million shares purchased under the 2010 ESPP for the three months ended September 30, 2011 at an average price per share of $8.56. There were 0.8 million shares purchased under the 1991 ESPP for the nine months ended September 30, 2011 at an average price per share of $4.85. The 1991 ESPP was superseded by the 2010 ESPP in the three months ended March 31, 2011. Of the 25.0 million shares authorized for issuance under the 2010 ESPP, 22.5 million shares were available for issuance at September 30, 2012.

The fair value of each purchase under the Company’s ESPPs is estimated on the date of the beginning of the offering period using the Black-Scholes option-pricing model. The following assumptions were utilized to determine the fair value of the Company’s ESPPs shares:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Risk-free interest rate	0.15%	0.07%	0.15%	0.12%
Expected life (years)	0.50	0.50	0.50	0.50
Expected volatility	50%	51%	53%	46%
Expected dividend yield	—	—	—	—

The weighted-average fair value of the rights to purchase shares under the Company’s ESPPs for purchase periods beginning in the nine months ended September 30, 2012 and 2011 was $1.77 and $2.70, respectively. Cash proceeds from the issuance of shares under the Company’s ESPPs were $10.9 million and $6.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Common Stock Repurchase Program

Over the past several years, Atmel’s Board of Directors authorized an aggregate of $700.0 million of funding for the Company’s stock repurchase program. The repurchase program does not have an expiration date, and the number of shares repurchased and the timing of repurchases are based on the level of the Company’s cash balances, general business and market conditions, regulatory requirements, and other factors, including alternative investment opportunities. As of September 30, 2012, $143.4 million remained available for repurchasing common stock under this program.

During the three and nine months ended September 30, 2012, Atmel repurchased 3.8 million and 19.4 million shares, respectively, of its common stock on the open market at an average repurchase price of $5.98 and $8.44 per share, respectively, excluding commission, and subsequently retired those shares. Common stock and additional paid-in capital were reduced by $22.8 million and $163.4 million, excluding commission, for the three and nine months ended September 30, 2012, respectively, as a result of the stock repurchases.

Note 5 ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as a change in equity of a company during a period, from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for the Company arises from foreign currency translation adjustments, actuarial gains related to defined benefit pension plans and net unrealized (losses) gains on investments. The components of accumulated other comprehensive income at September 30, 2012 and December 31, 2011, net of tax, are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Foreign currency translation adjustments	$9,258	$7,725
Actuarial gains related to defined benefit pension plans	499	1,712
Net unrealized (losses) gains on investments	(712)	11
Total accumulated other comprehensive income	$9,045	$9,448

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

Purchase Commitments

At September 30, 2012, the Company, or its affiliates, had certain non-cancellable commitments which were not included on the condensed consolidated balance sheet at that date. These include outstanding capital purchase commitments of approximately $9.3 million, wafer purchase commitments of approximately $28.8 million under a supply agreement with Telefunken Semiconductors International LLC ("Telefunken") and wafer purchase commitments of approximately $68.4 million under a supply agreement with LFoundry Rousset SAS ("LFoundry").

Contingencies

Legal Proceedings

The Company is party to various legal proceedings. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statement of cash flows. If, however, an unfavorable ruling were to occur in any of the legal proceedings described below or other legal proceedings that were not deemed material as of September 30, 2012, there exists the possibility of a material adverse effect on the Company’s financial position, results of operations and cash flows. The Company has accrued for losses related to the litigation described below that it considers probable and for which the loss can be reasonably estimated. In the event that a probable loss cannot be reasonably estimated, it has not accrued for such losses. As the Company continues to monitor these matters, its determination could change, however, and the Company may decide, at some future date, to establish an appropriate reserve. With respect to each of the matters below, except where noted otherwise, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at September 30, 2012. Management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted, management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

Infineon Litigation.  On April 11, 2011, Infineon Technologies A.G. and Infineon Technologies North America Corporation (collectively, “Infineon”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. Infineon alleges that the Company is infringing 11 Infineon patents and seeks a declaration that three of the Company’s patents are either invalid or not infringed. On July 5, 2011, the Company answered Infineon’s complaint, and filed counterclaims seeking a declaration that each of the 11 asserted Infineon patents is invalid and not infringed. The Company also counterclaimed for infringement of six of the Company’s patents and breach of contract related to Infineon’s breach of a confidentiality agreement. On July 29, 2011, Infineon answered these counterclaims and sought a declaration that the Company’s patents were either invalid or not infringed. On March 13, 2012, the Company filed amended counterclaims that alleged Infineon’s infringement of four additional

Atmel patents. On March 31, 2012, Infineon answered these counterclaims and sought a declaration that the Company’s newly asserted patents were either invalid or not infringed. On August 12, 2012, each party agreed to withdraw, without prejudice, four patents from the pending litigation. Trial of these matters currently is scheduled to commence in early 2014.  The Company intends to prosecute its claims and defend vigorously against Infineon’s claims.

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

Product Warranties

The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The Company’s products are generally covered by a warranty typically ranging from 30 days to three years.

The following table summarizes the activity related to the product warranty liability for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Balance at beginning of period	$5,665	$5,107	$5,746	$4,019
Accrual for warranties during the period, net of change in estimate	443	1,593	3,066	5,450
Actual costs incurred	(1,146)	(1,355)	(3,850)	(4,124)
Balance at end of period	$4,962	$5,345	$4,962	$5,345

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

The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands, except for percentages)
Income before income taxes	$27,551	$139,909	$56,762	$333,948
Provision for income taxes	(5,915)	(23,203)	(13,985)	(51,819)
Effective tax rate	21.47%	16.58%	24.64%	15.52%

The Company’s effective tax rate for the three and nine months ended September 30, 2012 and 2011 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax rate jurisdictions.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company's 2001 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. For significant foreign jurisdictions, the 2001 through 2011 tax years generally remain subject to examination by the respective tax authorities.

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

At September 30, 2012 and December 31, 2011, the Company had $32.1 million and $25.2 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate. Also at September 30, 2012 and December 31, 2011, the Company had $45.0 million and $42.8 million of unrecognized tax benefits, respectively, which, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.

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

Note 8 PENSION PLANS

The Company sponsors defined benefit pension plans that cover substantially all of its French and German employees. Plan benefits are provided in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. The plans are unfunded. Pension liabilities and charges are based upon various assumptions, updated annually, including discount rates, future salary increases, employee turnover, and mortality rates.

The Company’s French pension plan provides for termination benefits paid to covered French employees only at retirement, and consists of approximately one to five months of salary. The Company’s German pension plan provides for defined benefit payouts for covered German employees following retirement.

The aggregate net pension expense relating to these two plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Service costs	$311	$275	$943	$904
Interest cost	348	285	1,074	936
Amortization of actuarial loss	12	—	9	68
Settlement and other related gains	—	—	—	(726)
Net pension period cost	$671	$560	$2,026	$1,182

Settlement and other related gain of $0.7 million for the nine months ended September 30, 2011 related to restructuring activity in the Company’s Rousset, France operations initiated in the second quarter of 2010.

The Company’s net pension period cost for 2012 is expected to be approximately $2.8 million. Cash funding for benefits paid was insignificant for the three and nine months ended September 30, 2012. The Company expects total contribution to these plans to be approximately $0.3 million in 2012.

Note 9 OPERATING AND GEOGRAPHICAL SEGMENTS

The Company designs, develops, manufactures and sells semiconductor integrated circuit products. The Company’s segments represent management’s view of the Company’s businesses and how it allocates Company resources and measures performance of its major components. Each segment consists of product families with similar requirements for design, development and marketing. Each segment requires different design, development and marketing resources to produce and sell products. Atmel’s four operating and reportable segments are as follows:

•	Microcontrollers. This segment includes Atmel’s capacitive touch products, including maXTouch and QTouch, AVR 8-bit and 32-bit products, ARM-based products and Atmel’s 8051 8-bit products.

•
Nonvolatile Memories.  This segment includes serial interface electrically erasable programmable read-only memory (“SEEPROM”), parallel interface Flash memory, electrically erasable programmable read-only memory (“EEPROM”) and erasable programmable ready-only memory (“EPROM”) devices. This segment also includes products with military and aerospace applications.

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

The Company evaluates segment performance based on revenue and income or loss from operations excluding acquisition-related charges, restructuring (credits) charges, credit from reserved grant income and gain on sale of assets. Interest and other (expenses) income, net, foreign exchange gains and losses and income taxes are not measured by operating segment. Because the Company’s segments reflect the manner in which management reviews its business, they necessarily involve subjective judgments that management believes are reasonable in light of the circumstances under which they are made. These judgments may change over time or may be modified to reflect new facts or circumstances. Segments may also be changed or modified to reflect products, technologies or applications that are newly created, or that change over time, or other business conditions that evolve, each of which may result in reassessing specific segments and the elements included within each of those segments.

Segments are defined by the products they design and sell. They do not make sales to each other. The Company’s net revenue and segment income from operations for each reportable segment for the three and nine months ended September 30, 2012 and 2011 are as follows:

Information about Reportable Segments

	Micro- Controllers	Nonvolatile Memories	RF and Automotive	ASIC	Total
	(in thousands)
Three Months Ended September 30, 2012
Net revenue from external customers	$226,125	$43,948	$43,289	$47,628	$360,990
Segment income (loss) from operations	11,545	6,415	(327)	9,891	27,524
Three Months Ended September 30, 2011
Net revenue from external customers	$301,275	$65,922	$52,021	$60,157	$479,375
Segment income from operations	70,084	15,211	5,036	17,433	107,764

Nine Months Ended September 30, 2012
Net revenue from external customers	$663,993	$138,871	$134,363	$149,800	$1,087,027
Segment income (loss) from operations	21,255	16,792	(1,141)	31,346	68,252
Nine Months Ended September 30, 2011
Net revenue from external customers	$897,293	$200,557	$155,445	$166,149	$1,419,444
Segment income from operations	219,341	44,999	15,843	41,816	321,999

The Company does not allocate assets by segment, as management does not use asset information to measure or evaluate a segment’s performance.

Reconciliation of Segment Information to Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Total segment income from operations	$27,524	$107,764	$68,252	$321,999
Unallocated amounts:
Acquisition-related charges	(1,530)	(1,019)	(5,442)	(3,069)
Restructuring credit (charges)	1,404	—	(12,950)	(21,210)
Credit from reserved grant income	—	—	10,689	—
Gain on sale of assets	—	33,428	—	35,310
Consolidated income from operations	$27,398	$140,173	$60,549	$333,030

Geographic sources of revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
United States	$49,757	$57,254	$146,340	$192,109
Germany	39,773	58,669	137,186	178,068
France	4,998	6,350	22,728	23,769
Japan	13,331	15,342	37,796	44,895
China, including Hong Kong	121,513	157,284	326,772	427,956
Singapore	10,762	11,626	31,796	34,915
South Korea	43,536	67,544	143,474	170,449
Taiwan	14,615	30,943	49,870	124,837
Rest of Asia-Pacific	18,885	17,890	50,879	52,246
Rest of Europe	37,447	48,859	118,189	149,920
Rest of the World	6,373	7,614	21,997	20,280
Total net revenue	$360,990	$479,375	$1,087,027	$1,419,444

Net revenue is attributed to regions based on ship-to locations.

One customer accounted for more than 10% of net revenue in the three months ended September 30, 2012. Two customers accounted for more than 10% of net revenue in the nine months ended September 30, 2012. One customer accounted for more than 10% of net revenue in the three months ended September 30, 2011 and no single customer accounted for more than 10% of net revenue in the nine months ended September 30, 2011. No single customer accounted for more than 10% of accounts receivable at September 30, 2012. Two distributors accounted for 15% and 14%, respectively, of accounts receivable at December 31, 2011.

Physical locations of tangible long-lived assets as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
United States	$85,657	$81,777
Philippines	63,558	71,332
Germany	18,552	20,681
France	25,875	30,277
Asia-Pacific	46,274	59,906
Rest of Europe	10,641	10,534
Total	$250,557	$274,507

Excluded from the table above are auction-rate securities of $1.1 million and $2.3 million at September 30, 2012 and December 31, 2011, respectively, which are included in other assets on the condensed consolidated balance sheets. Also excluded from the table above as of September 30, 2012 and December 31, 2011 are goodwill of $69.2 million and $67.7 million, respectively, intangible assets, net of $13.8 million and $20.6 million, respectively, and deferred income tax assets of $127.1 million and $121.4 million, respectively.

Note 10 SALE OF ASSETS

Sale of Assets

Serial Flash Product Lines

On September 28, 2012, the Company completed the sale of its serial flash product lines to Adesto. Under the terms of the sale agreement, the Company transferred certain assets to Adesto, and Adesto assumed certain liabilities, in return for cash consideration of $25.0 million. The Company has also granted Adesto an exclusive option, exercisable prior to November 15, 2012, to purchase the Company's remaining $7.0 million of serial flash inventory. The Company has, therefore, classified the remaining

$7.0 million of serial flash inventory as assets held-for-sale, which are presented as part of other current assets on the Company's condensed consolidated balance sheet at September 30, 2012. As a result, the Company has recorded a deferred gain of $4.4 million, which is presented as part of accrued liabilities on the Company's condensed consolidated balance sheet as of September 30, 2012.

Gain on Sale of Assets

Sale and Leaseback of San Jose Corporate Headquarters

On August 30, 2011, the Company completed the sale of its San Jose corporate headquarters and adjacent parcels of land to Ellis Partners LLC for an aggregate sale price of $48.5 million. The net book value of the properties sold was approximately $12.3 million on the closing date and the Company recorded a gain of $33.4 million in the three months ended September 30, 2011.
Note 11 RESTRUCTURING CHARGES

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three and nine months ended September 30, 2012 and 2011.

	Third quarter of 2008	Second quarter of 2010	Second quarter of 2012
	Employee termination costs	Employee termination costs	Employee termination costs	Total 2012 activity
	(in thousands)
January 1, 2012	$301	$1,846	$—	$2,147
Charges	—	—	—	—
Payments	—	(741)	—	(741)
Foreign exchange gain	—	(226)	—	(226)
March 31, 2012	301	879	—	1,180
Charges	—	1,138	13,216	14,354
Payments	(301)	—	—	(301)
Foreign exchange gain	—	(9)	(301)	(310)
June 30, 2012	—	2,008	12,915	14,923
Charges (credits), net of change in estimate	—	43	(1,447)	(1,404)
Payments	—	(158)	(1,767)	(1,925)
Foreign exchange (gain) loss	—	(194)	263	69
September 30, 2012	$—	$1,699	$9,964	$11,663

	Third quarter of 2002	Second quarter of 2008	Third quarter of 2008	Fourth quarter of 2009	Second quarter of 2010
	Termination of contract with supplier	Employee termination costs	Employee termination costs	Other restructuring charges	Employee termination costs	Total 2011 activity
	(in thousands)
January 1, 2011	$1,592	$3	$460	$136	$1,286	$3,477
Charges	—	—	—	—	21,210	21,210
Payments	—	—	—	(45)	(1,972)	(2,017)
Currency translation adjustment	—	—	16	—	735	751
March 31, 2011	1,592	3	476	91	21,259	23,421
Charges	—	—	—	—	—	—
Payments	—	—	—	(46)	(3,428)	(3,474)
Currency translation adjustment	—	—	11	—	430	441
June 30, 2011	1,592	3	487	45	18,261	20,388
Charges	—	—	—	—	—	—
Payments	—	—	(12)	(45)	(1,808)	(1,865)
Foreign exchange gain	—	—	—	—	(1,166)	(1,166)
September 30, 2011	$1,592	$3	$475	$—	$15,287	$17,357

2012 Restructuring Charges

During the nine months ended September 30, 2012, the Company implemented cost reduction actions, including actions related to labor costs. The Company recorded a net restructuring credit of $1.4 million related to these restructuring actions in the three months ended September 30, 2012. The Company recorded restructuring charges, including applicable severance costs, of $13.0 million related to these restructuring actions in the nine months ended September 30, 2012. The Company has $11.7 million accrued at September 30, 2012 and expects to pay this within the next 12 months.

2011 Restructuring Charges

During the nine months ended September 30, 2011, the Company implemented cost reduction actions, including actions related to labor costs. Although the Company did not incur restructuring charges in the three months ended September 30, 2011, it incurred restructuring charges of $21.2 million in the nine months ended September 30, 2011 related to the restructuring actions taken in the second quarter of 2010.

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

A reconciliation of the numerator and denominator of basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands, except per share data)
Net income	$21,636	$116,706	$42,777	$282,129
Weighted-average shares - basic	430,845	457,721	434,894	456,992
Dilutive effect of incremental shares and share equivalents	2,450	9,141	3,338	10,048
Weighted-average shares - diluted	433,295	466,862	438,232	467,040
Net income per share:
Basic
Net income per share - basic	$0.05	$0.25	$0.10	$0.62
Diluted
Net income per share - diluted	$0.05	$0.25	$0.10	$0.60

The following table summarizes securities which were not included in the “Weighted-average shares — diluted” used for calculation of diluted net income per share, as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Employee stock options and restricted stock units outstanding	9,991	1,999	7,739	1,030

Note 13 INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Interest and other income (expense)	$439	$(231)	$(1,089)	$(120)
Interest expense	(971)	(1,667)	(3,162)	(5,281)
Foreign exchange transaction gains	685	1,634	464	6,319
Total	$153	$(264)	$(3,787)	$918

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to review and consider carefully the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2011. Atmel’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports are available, free of charge, through the “Investors” section of www.atmel.com. We make these reports available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC also maintains a website located at www.sec.gov that contains Atmel’s reports filed with, or furnished to, the SEC. The information disclosed on our website is not incorporated herein and does not form a part of this Quarterly Report on Form 10-Q.

This discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements regarding our outlook for fiscal 2012 and beyond, the expansion of the market for microcontrollers, revenue for our maXTouch™ products, expectations for our new XSense™ products, our gross margin, anticipated revenue by geographic area, operating expenses and capital expenditures, cash flow and liquidity measures, factory utilization, new product introductions, access to independent foundry capacity and the quality issues associated with the use of third party foundries, the effects of our strategic transactions and restructuring efforts, estimates related to the amount and/or timing of expensing unearned stock-based compensation expense and similar estimates related to our performance-based restricted stock units, our expectations regarding tax matters, the outcome of litigation (including intellectual property litigation in which we may be involved or in which our customers may be involved, especially in the mobile device sector) and the effects of exchange rates and our ongoing efforts to manage exposure to exchange rate fluctuation. Our actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and in Part II Item 1A — Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q. Generally, the words “may,” “will,” “could,” “should,” “would,” “anticipate,” “expect,” “intend,” “believe,” “seek,” “estimate,” “plan,” “view,” “continue,” the plural of such terms, the negatives of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Quarterly Report on Form 10-Q is provided as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements. We undertake no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q.

OVERVIEW

We are one of the world’s leading designers, developers and suppliers of microcontrollers, which are self-contained computers-on-a-chip. Microcontrollers are generally less expensive, consume less power and offer enhanced programming capabilities compared to traditional microprocessors. Our microcontrollers and related products are used in many of the world’s leading smart phones, tablet devices, e-readers and other consumer and industrial electronics to provide core functionality for touch sensing, sensor management, security, wireless and communication applications and battery management. We offer an extensive portfolio of capacitive touch products that integrate our microcontrollers with fundamental touch-focused intellectual property ("IP") we have developed and we continue to leverage our market and technology advantages to expand our product portfolio within the touch-related eco-system. Toward that end, and as a natural extension of our touch controller business, earlier this year we announced our XSense products, a new type of touch sensor based on proprietary metal mesh technologies. We also design and sell products that are complementary to our microcontroller business, including nonvolatile memory and flash memory products, radio frequency and mixed-signal components and application specific integrated circuits. Our semiconductors also enable applications in many other fields, such as smart-metering for utility monitoring and billing, LED based lighting systems, buttons, sliders and wheels found on the touch panels of appliances, various aerospace, industrial, and military products and systems, and electronic-based automotive components, such as keyless ignition, access, engine control, lighting and entertainment systems, for standard and hybrid vehicles. Over the past several years, we transitioned our business to a “fab-lite” model, lowering our fixed costs and capital investment requirements, and we currently own and operate one wafer manufacturing facility in Colorado Springs, Colorado.

Net revenue was lower in the three and nine months ended September 30, 2012, compared to net revenue in the three and nine months ended September 30, 2011, as we were adversely affected by a slowdown in the global economy and excess inventories held by our distributors, particularly in Asia. Lower sales resulted in lower utilization rates for our Colorado Springs wafer facility, which increased our wafer costs and, as a consequence, adversely affected our gross margin. In response to lower sales, we implemented cost reductions throughout our business in the second quarter of 2012, including labor cost reductions. We expect to continue to monitor our cost structure to ensure that it is properly aligned with global economic conditions.

During the three and nine months ended September 30, 2012, we repurchased 3.8 million and 19.4 million shares of our common stock, respectively, in the open market and subsequently retired those shares under our existing stock repurchase program. As of September 30, 2012, $143.4 million remained available for repurchasing common stock under this program.

On September 28, 2012, we completed the sale of our serial flash product lines to Adesto. Under the terms of the sale agreement, we transferred certain assets to Adesto, and Adesto assumed certain liabilities, in return for cash consideration of $25.0 million. We also granted Adesto an exclusive option, exercisable prior to November 15, 2012, to purchase our remaining $7.0 million of serial flash inventory. Revenue for our serial flash product lines was $61.9 million for the nine months ended September 30, 2012 compared to $113.9 million for the nine months ended September 30, 2011.

RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
	(in thousands, except percentage of net revenue)
Net revenue	$360,990	100%	$479,375	100%	$1,087,027	100%	$1,419,444	100%
Gross profit	155,526	43%	240,391	50%	469,780	43%	723,576	51%
Research and development	59,966	17%	64,160	13%	192,647	18%	191,984	14%
Selling, general and administrative	68,036	19%	68,467	14%	208,881	19%	209,593	15%
Acquisition-related charges	1,530	—%	1,019	—%	5,442	1%	3,069	—%
Restructuring (credit) charges	(1,404)	—%	—	—%	12,950	1%	21,210	1%
Credit from reserved grant income	—	—%	—	—%	(10,689)	(1)%	—	—%
Gain on sale of assets	—	—%	(33,428)	(7)%	—	—%	(35,310)	(2)%
Income from operations	$27,398	8%	$140,173	29%	$60,549	6%	$333,030	23%

Net Revenue

Our net revenue totaled $361.0 million for the three months ended September 30, 2012, a decrease of 25%, or $118.4 million, from $479.4 million in net revenue for the three months ended September 30, 2011. Net revenue was $1,087.0 million for the nine months ended September 30, 2012, a decrease of 23%, or $332.4 million, from $1,419.4 million for the nine months ended September 30, 2011. Revenue for the three and nine months ended September 30, 2012 was lower than the comparable periods for 2011 primarily as a result of lower sales throughout our distribution channel, particularly in Asia. We also continued to see softer global demand in the consumer and industrial markets, as the economic slowdown affected our customers and their purchasing requirements.

Net revenue denominated in Euros was 16% and 19% of total net revenue for the three months ended September 30, 2012 and 2011, respectively, and 20% and 21% for the nine months ended September 30, 2012 and 2011, respectively. Average exchange rates utilized to translate foreign currency revenues and expenses in Euros were approximately 1.24 and 1.43 Euro to the dollar for the three months ended September 30, 2012 and 2011, respectively, and 1.29 and 1.38 Euro to the dollar for the nine months ended September 30, 2012 and 2011, respectively. Our net revenue for the three months ended September 30, 2012 would have been approximately $9.2 million higher had the average exchange rate in the current quarter remained the same as the average exchange rate in effect for the three months ended September 30, 2011. Our net revenue for the nine months ended September 30, 2012 would have been approximately $18.4 million higher had the average exchange rate in the current nine-month period remained the same as the rate in effect for the nine months ended September 30, 2011.

Net Revenue — By Operating Segment

Our net revenue by operating segment is summarized as follows:

	Three Months Ended
	September 30, 2012	September 30, 2011	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$226,125	$301,275	$(75,150)	(25)%
Nonvolatile Memory	43,948	65,922	(21,974)	(33)%
RF and Automotive	43,289	52,021	(8,732)	(17)%
ASIC	47,628	60,157	(12,529)	(21)%
Total net revenue	$360,990	$479,375	$(118,385)	(25)%

	Nine Months Ended
	September 30, 2012	September 30, 2011	Change	% Change
	(in thousands, except for percentages)
Microcontroller	$663,993	$897,293	$(233,300)	(26)%
Nonvolatile Memory	138,871	200,557	(61,686)	(31)%
RF and Automotive	134,363	155,445	(21,082)	(14)%
ASIC	149,800	166,149	(16,349)	(10)%
Total net revenue	$1,087,027	$1,419,444	$(332,417)	(23)%

Microcontroller

Microcontroller segment net revenue decreased 25% to $226.1 million for the three months ended September 30, 2012 from $301.3 million for the three months ended September 30, 2011. Microcontroller segment net revenue decreased 26% to $664.0 million for the nine months ended September 30, 2012 from $897.3 million for the nine months ended September 30, 2011. Revenue decreased primarily due to weaker demand in industrial and consumer markets, with ARM and maXTouch products most affected. Microcontroller net revenue represented 63% and 61% of total net revenue for the three and nine months ended September 30, 2012, respectively, compared to 63% of total net revenue for both the three and nine months ended September 30, 2011. Inventory held by distributors of our microcontroller products decreased significantly for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011.

Nonvolatile Memory

Nonvolatile Memory segment net revenue decreased 33% to $43.9 million for the three months ended September 30, 2012 from $65.9 million for the three months ended September 30, 2011. Nonvolatile Memory segment net revenue decreased 31% to $138.9 million for the nine months ended September 30, 2012 from $200.6 million for the nine months ended September 30, 2011. The decline in our memory business resulted primarily from reduced market demand, a weaker pricing environment and the end of life for several flash products, including Serial EE and Serial Flash products, which saw revenue decrease by 26% and 38%, respectively, for the three months ended September 30, 2012 compared to the same period in 2011. Revenue from Serial EE and Serial Flash products decreased by 22% and 46%, respectively, for the nine months ended September 30, 2012 compared to the same period in 2011. On September 28, 2012 we sold our serial flash product lines to Adesto and discontinued those products. Revenue for our serial flash product lines was $61.9 million for the nine months ended September 30, 2012 compared to $113.9 million for the nine months ended September 30, 2011.

RF and Automotive

RF and Automotive segment net revenue decreased 17% to $43.3 million for the three months ended September 30, 2012 from $52.0 million for the three months ended September 30, 2011. RF and Automotive segment net revenue decreased 14% to $134.4 million for the nine months ended September 30, 2012 from $155.4 million for the nine months ended September 30, 2011. This decrease was primarily related to continued decline in demand for our non-core radio frequency products within this segment during the first nine months of 2012, related generally to adverse macro-economic conditions and seasonality effects within the automotive sector, partially offset by an increase of 7% in net revenue from sales of our high voltage products, which are used primarily in automotive applications.

ASIC

ASIC segment net revenue decreased 21% to $47.6 million for the three months ended September 30, 2012 from $60.2 million for the three months ended September 30, 2011. ASIC segment net revenue decreased 10% to $149.8 million for the nine months ended September 30, 2012 from $166.1 million for the nine months ended September 30, 2011. Our military and aerospace business revenue, which is approximately 21% of overall ASIC revenue, decreased approximately 26% during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily from reduced market demand.

Net Revenue by Geographic Area

Our net revenue by geographic area for the three and nine months ended September 30, 2012, compared to the same period in 2011, is summarized in the table below. Revenue is attributed to regions based on the location to which we ship. See Note 9 of Notes to Condensed Consolidated Financial Statements for further discussion.

	Three Months Ended
	September 30, 2012	September 30, 2011	Change	% Change
	(in thousands, except for percentages)
Asia	$222,642	$300,629	$(77,987)	(26)%
Europe	82,218	113,878	(31,660)	(28)%
United States	49,757	57,254	(7,497)	(13)%
Other*	6,373	7,614	(1,241)	(16)%
Total net revenue	$360,990	$479,375	$(118,385)	(25)%

	Nine Months Ended
	September 30, 2012	September 30, 2011	Change	% Change
	(in thousands, except for percentages)
Asia	$640,587	$855,298	$(214,711)	(25)%
Europe	278,103	351,757	(73,654)	(21)%
United States	146,340	192,109	(45,769)	(24)%
Other*	21,997	20,280	1,717	8%
Total net revenue	$1,087,027	$1,419,444	$(332,417)	(23)%
_________________________________________
*  Primarily includes South Africa, and Central and South America

Net revenue outside the United States accounted for 86% and 88% of our net revenue for the three months ended September 30, 2012 and 2011, respectively, and 87% and 86% for the nine months ended September 30, 2012 and 2011, respectively.

Our net revenue in Asia decreased $78.0 million, or 26%, for the three months ended September 30, 2012, compared to the same period in 2011, and decreased $214.7 million, or 25%, for the nine months ended September 30, 2012, compared to the same period in 2011. The decrease in this region for the three months and the six months ended September 30, 2012, compared to the three months and nine months ended September 30, 2011 was primarily due to lower shipments of our microcontroller products as result of weaker demand in industrial and consumer markets, with ARM and maXTouch products most affected. In the three months ended September 30, 2012 our distributors in Asia reduced their inventory of our products by 30% as compared to the three months ended June 30, 2012. Net revenue for the Asia region was 62% and 59% of total net revenue for the three months and nine months ended September 30, 2012, respectively, compared to 63% and 60% of total net revenue for the three months and nine months ended September 30, 2011, respectively.

Our net revenue in Europe decreased $31.7 million, or 28%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011 and decreased $73.7 million, or 21% for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The decrease in this region for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011 was primarily a result of the continued decline in industrial markets. Net revenue for the Europe region was 23% and 26% of total net revenue for the three and nine months ended September 30, 2012, respectively, compared to 24% and 25% of total net revenue for the three and nine months ended September 30, 2011, respectively.

Our net revenue in the United States decreased by $7.5 million, or 13%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011 and decreased by $45.8 million, or 24%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. This decrease resulted from a continued decline in industrial markets, primarily in the markets for energy related products. Net revenue for the United States region was 14% and 13% of total net revenue for the three and nine months ended September 30, 2012, respectively, compared to 12% and 14% of total net revenue for the three months and nine months ended September 30, 2011, respectively.

Revenue and Costs — Impact from Changes to Foreign Exchange Rates

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 16% and 19% of our total net revenue for the three months ended September 30, 2012 and 2011, respectively, and 20% and 21% of our total net revenue for the nine months ended September 30, 2012 and 2011, respectively.

Costs denominated in foreign currencies were 15% and 18% of our total costs for the three months ended September 30, 2012 and 2011, respectively, and 20% and 19% of our total costs for the nine months ended September 30, 2012 and 2011, respectively.

Average exchange rates utilized to translate foreign currency revenue and expenses in Euros were approximately 1.24 and 1.43 Euros to the dollar for the three months ended September 30, 2012 and 2011, respectively, and 1.29 and 1.38 Euros to the dollar for nine months ended September 30, 2012 and 2011, respectively.

For the three months ended September 30, 2012, changes in foreign exchange rates had an unfavorable overall effect on our operating results. Our net revenue and operating expenses for the three months ended September 30, 2012 would have been approximately $9.2 million higher and $5.7 million higher, respectively, had the average exchange rate in the current year remained the same as the average rate in effect for the three months ended September 30, 2011. Our income from operations would have been approximately $3.5 million higher had the average exchange rate in the three months ended September 30, 2012 remained the same as the average exchange rate in the three months ended September 30, 2011.

For the nine months ended September 30, 2012, changes in foreign exchange rates had an unfavorable overall effect on our operating results. Our net revenue and operating expenses for the nine months ended September 30, 2012 would have been approximately $18.4 million higher and $13.1 million higher, respectively, had the average exchange rate in the current year remained the same as the average rate in effect for the nine months ended September 30, 2011. Our income from operations would have been approximately $5.3 million higher had the average exchange rate in the nine months ended September 30, 2012 remained the same as the average exchange rate in the nine months ended September 30, 2011.

There remains ongoing uncertainty regarding the future of the Euro as a common currency and the Eurozone. While we continue to monitor the situation, the elimination of the Euro as a common currency, the withdrawal of member states from the Eurozone or other events affecting the liquidity, volatility or use of the Euro could have a significant effect on our revenue and operations.

Gross Margin

Gross margin declined to 43.1% and 43.2% for the three and nine months ended September 30, 2012, respectively, compared to 50.1% and 51.0% for the three and nine months ended September 30, 2011, respectively. Gross margin in the three and nine months ended September 30, 2012 was adversely affected by lower sales, which resulted in lower utilization rates at our Colorado Springs wafer facility, and a weaker pricing environment.

Inventory decreased to $335.8 million at September 30, 2012 from $377.4 million at December 31, 2011 primarily related to the sale of our serial flash product lines to Adesto. Our inventory levels, and related write-downs, may require further adjustments during the remainder of 2012 to reflect revised demand forecasts or product lifecycles. Inventory adjustments, if undertaken, may affect our results of operations, including gross margin, depending on the nature of those adjustments. If the demand for certain semiconductor products declines or does not materialize as we expect, we could be required to record additional write-downs, which would adversely affect our gross margin.

For the nine months ended September 30, 2012, we manufactured approximately 57% of our products in our own wafer fabrication facility compared to 51% for the nine months ended September 30, 2011.

Our cost of revenue includes the costs of wafer fabrication, assembly and test operations, inventory write-downs, royalty expense, freight costs and stock compensation expense. Our gross margin as a percentage of net revenue fluctuates depending on product mix, manufacturing yields, utilization of manufacturing capacity, reserves for our excess and obsolete inventory, and average selling prices, among other factors.

Research and Development

Research and development (“R&D”) expenses decreased 7%, or $4.2 million, to $60.0 million for the three months ended September 30, 2012 from $64.2 million for the three months ended September 30, 2011. Research and development (“R&D”) expenses remained relatively flat at $192.6 million for the nine months ended September 30, 2012 compared to $192.0 million for the nine months ended September 30, 2011.

R&D expenses for the three months ended September 30, 2012 decreased compared to the three months ended September 30, 2011 primarily due to reduced stock-based compensation expense as well as lower product development staffing related costs. In addition, R&D expenses for the three months ended September 30, 2012, were favorably affected by approximately $3.1 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses for the three months ended September 30, 2011.

R&D expenses for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011 increased slightly, primarily due to higher employee related expenses related to product development staffing and increased stock-based compensation expense, offset by an increase in R&D grants. In addition, R&D expenses for the nine months ended September 30, 2012, were favorably affected by approximately $8.2 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred for the nine months ended September 30, 2011.

As a percentage of net revenue, R&D expenses totaled 17% and 18% for the three and nine months ended September 30, 2012, respectively, compared to 13% and 14% for the three and nine months ended September 30, 2011, respectively.

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

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses remained relatively flat for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011.

SG&A expenses for the three months ended September 30, 2012 were favorably affected by approximately $1.6 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred for the three months ended September 30, 2011. In addition, SG&A expenses for the nine months ended September 30, 2012 were favorably affected by approximately $3.7 million due to foreign exchange rate fluctuations, compared to rates in effect and the related expenses incurred for the nine months ended September 30, 2011.

As a percentage of net revenue, SG&A expenses totaled 19% for both the three and nine months ended September 30, 2012 compared to 14% and 15% for the three and nine months ended September 30, 2011, respectively.

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

The following table summarizes stock-based compensation included in operating results for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Cost of revenue	$2,154	$1,143	$6,723	$5,783
Research and development	4,925	5,557	17,568	16,325
Selling, general and administrative	11,150	9,758	31,747	27,496
Total stock-based compensation expense, before income taxes	18,229	16,458	56,038	49,604
Tax benefit	(2,403)	(2,776)	(6,624)	(7,853)
Total stock-based compensation expense, net of income taxes	$15,826	$13,682	$49,414	$41,751

In May 2011, we adopted the 2011 Long-Term Performance Based Incentive Plan (the “2011 Plan”), which provides for the grant of restricted stock units to eligible employees. Vesting of restricted stock units granted under the 2011 Plan is subject to the satisfaction of specified performance metrics tied to relative revenue growth rankings and operating margin over the designated performance periods. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013 and consist of three one-year performance periods (calendar years 2011, 2012 and 2013) and a three year cumulative performance period. We did not issue any performance-based restricted stock units in the three months ended September 30, 2012; we issued 0.3 million performance-based restricted stock units in the nine months ended September 30, 2012.  We recorded total stock-based compensation expense related to performance-based restricted stock units of $3.3 million and $11.0 million under the 2011 Plan in the three and nine months ended September 30, 2012, respectively. We recorded total stock-based compensation expense related to performance-based restricted units of $3.7 million and $4.3 million under the 2011 Plan in the three and nine months ended September 30, 2011, respectively.

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

We recorded total stock based compensation expense related to performance based restricted stock units of $6.5 million under the 2008 Plan in the nine months ended September 30, 2011. No charges were incurred under the 2008 Plan for the three months ended September 30, 2011 since the 2008 Plan ended in May 2011.

Until restricted stock units are vested, they do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Acquisition-Related Charges

We recorded total acquisition-related charges of $1.5 million and $5.4 million for the three and nine months ended September 30, 2012, respectively, related to our acquisitions of Advanced Digital Design and Quantum Research Group Ltd., compared to $1.0 million and $3.1 million for the three and nine months ended September 30, 2011, respectively, related to our acquisition of Quantum Research Group Ltd., associated with customer relationships, developed technology, trade name, non-compete agreements, backlog and deferred compensation arrangements. We estimate amortization of intangibles and deferred compensation arrangements will be approximately $1.8 million for the remainder of 2012.

Restructuring Charges

The following table summarizes the activity related to the accrual for restructuring charges detailed by event for the three and nine months ended September 30, 2012 and 2011:

	Third quarter of 2008	Second quarter of 2010	Second quarter of 2012
	Employee termination costs	Employee termination costs	Employee termination costs	Total 2012 activity
	(in thousands)
January 1, 2012	$301	$1,846	$—	$2,147
Charges	—	—	—	—
Payments	—	(741)	—	(741)
Foreign exchange gain	—	(226)	—	(226)
March 31, 2012	301	879	—	1,180
Charges	—	1,138	13,216	14,354
Payments	(301)	—	—	(301)
Foreign exchange gain	—	(9)	(301)	(310)
June 30, 2012	—	2,008	12,915	14,923
Charges (credits), net of change in estimate	—	43	(1,447)	(1,404)
Payments	—	(158)	(1,767)	(1,925)
Foreign exchange (gain) loss	—	(194)	263	69
September 30, 2012	$—	$1,699	$9,964	$11,663

	Third quarter of 2002	Second quarter of 2008	Third quarter of 2008	Fourth quarter of 2009	Second quarter of 2010
	Termination of contract with supplier	Employee termination costs	Employee termination costs	Other restructuring charges	Employee termination costs	Total 2011 activity
	(in thousands)
January 1, 2011	$1,592	$3	$460	$136	$1,286	$3,477
Charges	—	—	—	—	21,210	21,210
Payments	—	—	—	(45)	(1,972)	(2,017)
Currency translation adjustment	—	—	16	—	735	751
March 31, 2011	1,592	3	476	91	21,259	23,421
Charges	—	—	—	—	—	—
Payments	—	—	—	(46)	(3,428)	(3,474)
Currency translation adjustment	—	—	11	—	430	441
June 30, 2011	1,592	3	487	45	18,261	20,388
Charges	—	—	—	—	—	—
Payments	—	—	(12)	(45)	(1,808)	(1,865)
Foreign exchange gain	—	—	—	—	(1,166)	(1,166)
September 30, 2011	$1,592	$3	$475	$—	$15,287	$17,357

2012 Restructuring Charges

During the nine months ended September 30, 2012, we implemented cost reduction actions, including actions related to labor costs. We recorded a net restructuring credit of $1.4 million related to these restructuring actions in the three months ended September 30, 2012. We recorded restructuring charges, including applicable severance costs, of $13.0 million related to these restructuring actions in the nine months ended September 30, 2012.

2011 Restructuring Charges

During the nine months ended September 30, 2011, we implemented cost reduction actions, including actions related to labor costs. Although we did not incur restructuring charges in the three months ended September 30, 2011, we incurred restructuring charges of $21.2 million in the nine months ended September 30, 2011 related to the restructuring actions noted in the table above.

Credit from Reserved Grant Income

In March 2012, the Greek government executed a ministerial decision related to an outstanding state grant previously made to a Greek subsidiary of ours. Consequently, we recognized a benefit of $10.7 million in our results for the three months ended March 31, 2012 resulting from the reversal of a reserve previously established for that grant.

Interest and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Interest and other income (expense)	$439	$(231)	$(1,089)	$(120)
Interest expense	(971)	(1,667)	(3,162)	(5,281)
Foreign exchange transaction gains	685	1,634	464	6,319
Total	$153	$(264)	$(3,787)	$918

Interest and other income, net, for the three months ended September 30, 2012 resulted in income when compared to the same period in 2011, which resulted in an expense, primarily due to lower interest expense. Interest and other expense, net, for the nine months ended September 30, 2012 resulted in an expense when compared to the same period in 2011, which resulted in income, primarily due to a loss resulting from a private company investment of $1.9 million and was further impacted by foreign exchange losses. We continue to have balance sheet exposures in foreign currencies subject to exchange rate fluctuations and may incur further gains or losses in the future as a result of such exposures.

Provision for Income Taxes

We recorded a provision for income taxes of $5.9 million and $14.0 million for the three and nine months ended September 30, 2012, respectively, and we recorded a provision for income taxes of $23.2 million and $51.8 million for the three and nine months ended September 30, 2011, respectively.

We estimate our annual effective tax rate at the end of each quarter. In making these estimates, we, in consultation with our tax advisors, consider, among other things, annual pre-tax income, the geographic mix of pre-tax income and the application and interpretations of tax laws, treaties and judicial developments and the possible outcomes of audits.

Our effective tax rate for the three and nine months ended September 30, 2012 and 2011 was lower than the statutory federal income tax rate of 35%, primarily due to income recognized in lower tax rate jurisdictions.

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

At September 30, 2012 and December 31, 2011, we had $32.1 million and $25.2 million of unrecognized tax benefits, respectively, which, if recognized, would affect the effective tax rate. Also at September 30, 2012 and December 31, 2011, we had $45.0 million and $42.8 million of unrecognized tax benefits, respectively, which, if recognized, would result in adjustments to other tax accounts, primarily deferred tax assets.

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

Liquidity and Capital Resources

At September 30, 2012, we had $289.1 million of cash, cash equivalents and short-term investments, compared to $332.5 million at December 31, 2011. Our current asset to liability ratio, calculated as total current assets divided by total current liabilities, was 3.10 at September 30, 2012 compared to 3.14 at December 31, 2011. Working capital, calculated as total current assets less total current liabilities, decreased to $649.2 million at September 30, 2012, compared to $708.6 million at December 31, 2011. Cash provided by operating activities was $122.1 million and $177.8 million for the nine months ended September 30, 2012 and 2011, respectively, and capital expenditures totaled $31.8 million and $74.9 million for the nine months ended September 30, 2012 and 2011, respectively, with the decrease resulting primarily from a reduction in the purchase of testing equipment in the 2012 fiscal year.

As of September 30, 2012, of the $289.1 million aggregate cash and cash equivalents and short-term investments held by us, the amount of cash and cash equivalents held by our foreign subsidiaries was $227.3 million. If the funds held by our foreign subsidiaries were needed for our operations in the United States, the repatriation of some of these funds to the United States could require payment of additional U.S. taxes.

Operating Activities

Net cash provided by operating activities was $122.1 million for the nine months ended September 30, 2012, compared to $177.8 million for the nine months ended September 30, 2011. Net cash provided by operating activities for the nine months ended September 30, 2012 was determined primarily by adjusting net income of $42.8 million for certain non-cash charges for depreciation and amortization of $57.2 million and stock-based compensation charges of $56.0 million.

Accounts receivable increased by 17% or $35.2 million to $248.2 million at September 30, 2012, from $212.9 million at December 31, 2011. The average number of days of accounts receivable outstanding increased to 63 days for the three months ended September 30, 2012 from 51 days for the three months ended December 31, 2011. The increase in receivable balances is related to larger shipments toward the end of the quarter and lower collections during the period.

Inventories decreased to $335.8 million at September 30, 2012 from $377.4 million at December 31, 2011. Inventories consist of raw wafers, purchased foundry wafers, work-in-process and finished units. Our number of days of inventory decreased to 149 days for the three months ended September 30, 2012 from 173 days for the three months ended December 31, 2011. As a result of the sale of our serial flash product lines to Adesto, inventories were reduced by $25.6 million, of which $18.6 million was transferred to Adesto. We have also granted Adesto an exclusive option, exercisable prior to November 15, 2012, to purchase the remaining $7.0 million of serial flash inventory. We have, therefore, classified that remaining $7.0 million of our serial flash inventory as assets held-for-sale, which are presented as part of other current assets on the condensed consolidated balance sheet at September 30, 2012. Our inventory levels, and related reserves, may require further adjustments during the remainder of 2012 to reflect revised demand forecasts or product lifecycles.

Investing Activities

Net cash provided by investing activities was $0.4 million for the nine months ended September 30, 2012, compared to net cash used in investing activities of $14.7 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, we paid $31.8 million for acquisitions of fixed assets as compared to $74.9 million in the nine months ended September 30, 2011 resulting principally from reduced purchases of testing equipment. We also received $25.0 million in cash from the sale of our serial flash product lines in the nine months ended September 30, 2012.

We anticipate expenditures for capital purchases for the remainder of 2012 to be in the range of $5 million to $10 million, depending on business levels. We expect to use those investments principally to maintain existing manufacturing operations and to expand manufacturing capacity for our XSense products.

Financing Activities

Net cash used in financing activities was $162.0 million and $185.3 million for the nine months ended September 30, 2012 and 2011, respectively. The cash used was primarily related to stock repurchases of $163.4 million in the nine months ended September 30, 2012, compared to stock repurchases of $169.1 million in the nine months ended September 30, 2011 and tax payments related to shares withheld for vested restricted stock units of $15.2 million for the nine months ended September 30, 2012, compared to $65.0 million for the nine ended September 30, 2011. During the nine months ended September 30, 2012, we repurchased 19.4 million shares of our common stock in the open market and subsequently retired those shares under our existing stock repurchase program.  As of September 30, 2012, $143.4 million remained available for repurchases under this program. Proceeds from the issuance of common stock in respect of stock options and our employee stock purchase plan totaled $14.6 million and $26.6 million for the nine months ended September 30, 2012 and 2011, respectively.

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

During the next twelve months, we expect our operations to continue to generate positive cash flow. However, a portion of cash balances may be used to make capital expenditures, repurchase common stock, or make acquisitions. Remaining debt obligations totaled $5.2 million at September 30, 2012. During the remainder of 2012 and in future years, our ability to make necessary capital investments or strategic acquisitions will depend on our ability to continue to generate sufficient cash flow from operations and to obtain adequate financing if necessary. We believe we have sufficient working capital to fund operations with $289.1 million in cash, cash equivalents and short-term investments as of September 30, 2012 together with expected future cash flows from operations.

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

We believe that the estimates, assumptions and judgments involved in provisions for revenue, excess and obsolete inventory, sales reserves and allowances, stock-based compensation expense, allowances for doubtful accounts receivable, estimates for useful lives associated with long-lived assets, recoverability of goodwill and intangible assets, restructuring charges, liabilities for uncertain tax positions, deferred tax asset valuation allowances and litigation have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results, although there can be no assurance that results will not differ in the future. The critical accounting estimates associated with these policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on February 28, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We maintain investment portfolio holdings of various issuers, types and maturities whose values are dependent upon short-term interest rates. We generally classify these securities as available-for-sale, and consequently record them on the condensed consolidated balance sheet at fair value with unrealized gains and losses being recorded as a separate part of stockholders’ equity. We do not currently hedge these interest rate exposures. Given our current profile of interest rate exposures and the maturities of our investment holdings, we believe that an unfavorable change in interest rates would not have a significant negative impact on our investment portfolio or statements of operations through September 30, 2012.

Foreign Currency Risk

When we take an order denominated in a foreign currency we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be affected by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens. Conversely, all costs will increase if the local currency strengthens against the dollar. This impact is determined assuming that all foreign currency denominated transactions that occurred for the three and nine months ended September 30, 2012 were recorded using the average foreign currency exchange rates in the three and nine months ended September 30, 2011. We do not use derivative instruments to hedge our foreign currency risk.

Changes in foreign exchange rates have historically had an effect on our net revenue and operating costs. Net revenue denominated in foreign currencies was 16% and 19% of our total net revenue for the three months ended September 30, 2012 and 2011, respectively, and 20% and 21% in the nine months ended September 30, 2012 and 2011, respectively.

Costs denominated in foreign currencies were 15% and 18% of our total costs for the three months ended September 30, 2012 and 2011, respectively and 20% and 19% of our total costs in nine months ended September 30, 2012 and 2011, respectively.

Average exchange rates utilized to translate foreign currency revenue and expenses in Euros were approximately 1.24 and 1.43 Euros to the dollar for the three months ended September 30, 2012 and 2011, respectively, and 1.29 and 1.38 Euros to the dollar for the nine months ended September 30, 2012 and 2011, respectively.

For the three months ended September 30, 2012, changes in foreign exchange rates had an unfavorable overall effect on our operating results. Our net revenue for the three months ended September 30, 2012 would have been approximately $9.2 million higher had the average exchange rate in the current year remained the same as the average rate in effect for the three months ended September 30, 2011. In addition, for the three months ended September 30, 2012, our operating expenses would have been approximately $5.7 million higher. Our income from operations would have been approximately $3.5 million higher had the average exchange rate in the three months ended September 30, 2012 remained the same as the average exchange rate in the three months ended September 30, 2011.

For the nine months ended September 30, 2012, changes in foreign exchange rates had an unfavorable overall effect on our operating results. Our net revenue for the nine months ended September 30, 2012 would have been approximately $18.4 million higher had the average exchange rate in the current year remained the same as the average rate in effect for the nine months ended September 30, 2011. In addition, for the nine months ended September 30, 2012, our operating expenses would have been approximately $13.1 million higher. Our income from operations would have been approximately $5.3 million higher had the average exchange rate in the nine months ended September 30, 2012 remained the same as the average exchange rate in the nine months ended September 30, 2011.

We also face the risk that our accounts receivable denominated in foreign currencies will be devalued if such foreign currencies weaken quickly and significantly against the dollar. Approximately 14% and 23% of our accounts receivable were denominated in foreign currency as of September 30, 2012 and December 31, 2011, respectively.

Similarly, we face the risk that our accounts payable and debt obligations denominated in foreign currencies will increase if such foreign currencies strengthen quickly and significantly against the dollar. Approximately 7% of our accounts payable were denominated in foreign currencies at both September 30, 2012 and December 31, 2011. All of our debt obligations were denominated in foreign currencies at both September 30, 2012 and December 31, 2011. We have not historically sought to hedge our foreign currency exposure, although we may determine to do so in the future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal proceedings. Our management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in any of the legal proceedings described in Note 6 of Notes to Condensed Consolidated Financial Statements, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows. For more information regarding certain of these proceedings, see Note 6 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference into this Item. We have accrued for losses related to litigation described in Note 6 of Notes to Condensed Consolidated Financial Statements that we consider probable and for which the loss can be reasonably estimated. In the event that a loss cannot be reasonably estimated, we have not accrued for such losses. As we continue to monitor these matters or other matters that were not deemed material as of September 30, 2012, our determination could change, however, and we may decide, at some future date, to establish an appropriate reserve. With respect to each of the matters described in Note 6 of Notes to Condensed Consolidated Financial Statements, except where noted otherwise, management has determined a potential loss is not probable at this time and, accordingly, no amount has been accrued at September 30, 2012. Our management makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted in Note 6 of Notes to Condensed Consolidated Financial Statements, our management does not believe that the amount of loss or a range of possible losses is reasonably estimable.

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

OUR REVENUE AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS.

Our future operating results will be subject to quarterly variations based upon a variety of factors, many of which are not within our control. As further discussed in this “Risk Factors” section, factors that could affect our operating results include:

•	uncertain global macroeconomic conditions, especially in Europe and Asia, and the fiscal and election related uncertainties in the United States;

•
the success of our customers’ end products, our ability to introduce new products into the market and our ability to improve and implement new manufacturing technologies and reduce manufacturing costs;

•	the cyclical nature of the semiconductor industry;

•	disruption to our business caused by our increased dependence on outside foundries, and the financial instability of those foundries in some cases;

•	our dependence on selling through independent distributors and our ability to obtain accurate sell-through information from these distributors;

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

UNCERTAIN GLOBAL MACRO-ECONOMIC CONDITIONS, ESPECIALLY IN EUROPE AND ASIA, AND THE ANTICIPATED “FISCAL CLIFF” AND OTHER ELECTION-RELATED UNCERTAINTIES IN THE UNITED STATES CONTINUE TO AFFECT OUR BUSINESS.

Slowing economic growth throughout the world, and continued uncertainty regarding macro-economic conditions in Europe and Asia, have adversely affected demand for our products. Continued adverse economic conditions, and general uncertainty about economic recovery, are likely to continue to affect our business prospects. The anticipated “fiscal cliff” in the United States, which may occur if the United States Congress and the President of the United States do not take action prior to January 1, 2013, are also likely to adversely affect general business conditions in the United States. Uncertainties related to the November Presidential election in the United States may also lead to further economic volatility. Slow global growth, and continued economic uncertainty, are likely to adversely affect business conditions throughout the world, and, as a result, may also affect our business and opportunities for growth.

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

WE COULD EXPERIENCE DISRUPTION OF OUR BUSINESS DUE TO INCREASED DEPENDENCE ON OUTSIDE FOUNDRIES.

After selling several manufacturing facilities over the past several years, we currently operate a single wafer fabrication facility in Colorado Springs, Colorado. As a result, we rely substantially on independent third party foundry manufacturing partners to manufacture products for us. As part of this fab-lite strategy, we have expanded and will continue to expand our foundry relationships by entering into new agreements with third party foundries. If we cannot obtain sufficient capacity commitments, if our foundry partners suffer financial instability affecting their ability to manufacture our products, or if our foundry partners experience production delays for other reasons, the supply of our products could be disrupted, which could harm our business. In addition, difficulties in production yields can often occur when transitioning manufacturing processes to a new third party foundry.  If our foundry partners fail to deliver quality products and components on a timely basis, our business could be harmed. For the nine months ended September 30, 2012, we manufactured approximately 57% of our products in our own wafer fabrication facility compared to 51% for the nine months ended September 30, 2011. We expect over time that an increasing portion of our wafer fabrication will be undertaken by third party foundries.

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

We closely monitor the financial condition of our foundry partners, especially those in Europe with which we have take-or-pay contracts, and we believe that we have adequate secondary sources for our products if those companies reduce or discontinue their business activities. Nonetheless, while we do not believe that any financial distress, or any other material adverse financial event affecting those foundries, would be likely to have a material adverse effect on our business, the financial instability of a foundry partner does require an investment of significant management time, may require additional changes in operational planning as conditions develop, and could have other unexpected effects on our business.

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

Sales through distributors accounted for 51% and 53% of our net revenue for the three and nine months ended September 30, 2012, respectively, and 58% and 59% for the three and nine months ended September 30, 2011, respectively. We are dependent on our distributors to supplement our direct marketing and sales efforts. Our agreements with independent distributors can generally be terminated for convenience by either party upon relatively short notice. Generally, these agreements are non-exclusive and also permit our distributors to offer our competitors’ products.

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

When we take an order denominated in a foreign currency, we will receive fewer dollars, and lower revenue, than we initially anticipated if that local currency weakens against the dollar before we ship our product. Conversely, revenue will be positively impacted if the local currency strengthens against the dollar before we ship our product. Costs may also be impacted by foreign currency fluctuation. For example, in Europe, where we have costs denominated in European currencies, costs will decrease if the local currency weakens against the dollar. Conversely, costs will increase if the local currency strengthens against the dollar. Our income from operations would have been approximately $3.5 million higher had the average exchange rate in the three months ended September 30, 2012 remained the same as the average exchange rate in the three months ended September 30, 2011. Our income from operations would have been approximately $5.3 million higher had the average exchange rate in the nine months ended September 30, 2012 remained the same as the average exchange rate in the nine months ended September 30, 2011.

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

We continue to evaluate existing restructuring accruals related to restructuring plans previously implemented. As a result, there may be additional restructuring charges or reversals or recoveries of previous charges. We may incur additional restructuring and asset impairment charges in connection with additional restructuring plans adopted in the future. Any such restructuring or asset impairment charges recorded in the future could significantly harm our business and operating results. During the three months ended June 30, 2012, we implemented cost reduction actions, including actions related to labor costs. We recorded restructuring charges, including applicable severance costs, of $14.4 million related to those restructuring actions at that time. As of September 30, 2012, we have $11.7 million of restructuring charges accrued for severance and expected to be paid out in the next twelve months.

WE HAVE IN THE PAST ENTERED INTO “TAKE-OR-PAY” SUPPLY AGREEMENTS WITH BUYERS OF OUR WAFER MANUFACTURING OPERATIONS. IF THE CONTRACTUAL PRICING FOR THOSE WAFERS EXCEEDS THE PRICES WE COULD HAVE OTHERWISE OBTAINED IN THE OPEN MARKET, WE MAY INCUR A CHARGE TO OUR OPERATING RESULTS.

In the past we have entered into supply agreements with certain buyers of our wafer manufacturing operations under which we have committed to purchase wafers from these buyers on a “take-or-pay” basis for a number of years.  For example, in connection with the sale of our manufacturing operations in Rousset, France in June 2010, one of our subsidiaries entered into a manufacturing services agreement that, as amended, requires this subsidiary to purchase wafers from LFoundry Rousset SAS until June 2013 on a “take-or-pay” basis. Similarly, in connection with the sale of our manufacturing operations in Heilbronn, Germany, one of our subsidiaries entered into a wafer supply agreement that, as amended, required this subsidiary to purchase wafers from Telefunken Semiconductors GmbH & Co. KG (“TSG”) through August 2012 on a “take-or-pay” basis. In addition, in September 2012, one of our subsidiaries entered into a new wafer supply agreement that requires this subsidiary to purchase wafers from Telefunken Semiconductors International LLC, the parent of TSG, through May 2013 on a "take-or-pay" basis. If the purchase price of the wafers under any of our “take-or-pay” supply agreements is higher than the fair value of the wafers at the time of purchase, based on the pricing we could have obtained from third party foundries, we would be required to take a charge to our financial statements to reflect the above-market price we have agreed to pay. In addition to the direct financial effects that these “take-or-pay” arrangements may have, they may also cause us, in some cases, to acquire inventory at times when we do not need additional inventory based on demand forecasts.

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

OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON OUR INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO VARIOUS RISKS.

Net revenue outside the United States accounted for 86% and 88% of our net revenue for the three months ended September 30, 2012 and 2011, respectively, and 87% and 86% of our net revenue for the nine months ended September 30, 2012 and 2011, respectively. We expect that revenue derived from international sales will continue to represent a significant portion of net revenue. International sales and operations are subject to a variety of risks, including:

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

We have issued, and may in the future continue to issue, performance-based restricted stock units to eligible employees, entitling those employees to receive restricted stock if they, and we, meet designated performance criteria established by our compensation committee. For example, in May 2011, we adopted the 2011 Long-Term Performance-Based Incentive Plan (the “2011 Plan”), which provides for the grant of restricted stock units to eligible employees, subject to the satisfaction of specified performance metrics. The performance periods for the 2011 Plan run from January 1, 2011 through December 31, 2013. We recorded total stock-based compensation expense related to performance-based restricted stock units of $3.3 million and $11.0 million under the 2011 Plan for the three and nine months ended September 30, 2012, respectively.

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

We sponsor defined benefit pension plans that cover substantially all of our French and German employees. Plan benefits are managed in accordance with local statutory requirements. Benefits are based on years of service and employee compensation levels. Pension benefits payable totaled $33.3 million at September 30, 2012 and $29.8 million at December 31, 2011. The plans are unfunded, in compliance with local statutory regulations, and we have no immediate intention of funding these plans. Benefits are paid when amounts become due, commencing when participants retire. We expect to pay approximately $0.3 million in 2012 for benefits earned. Should legislative regulations require complete or partial funding of these plans in the future, it could negatively affect our cash position and operating capital.

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

We are required under U.S. GAAP to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value of our goodwill may not be recoverable. At September 30, 2012, we had $69.2 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of 2011 and concluded that we did not have any impairment at that time. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the repurchase of our common stock during the three months ended September 30, 2012, pursuant to our Stock Repurchase Program. See Note 4 to our Condensed Consolidated Financial Statements in Part I to this Quarterly Report on Form 10-Q for further discussion.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($) (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1 - July 31	—	—	—	$166,174,561
August 1 - August 31	3,411,456	$6.00	3,411,456	$145,714,203
September 1 - September 30	395,700	$5.86	395,700	$143,396,174
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

We did not sell unregistered securities during the three months ended September 30, 2012.

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

ATMEL CORPORATION (Registrant)

November 7, 2012	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer
(Principal Executive Officer)

November 7, 2012	/s/ STEPHEN CUMMING
Stephen Cumming
Vice President Finance & Chief Financial Officer
(Principal Financial Officer)

November 7, 2012	/s/ JAMIE SAMATH
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