Form 10-Q/A
period 2012-09-30
ATMEL CORP
filed 2012-12-03
CIK 872448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Atmel Corporation (the “Company") is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q ("Quarterly Report") for the three months ended September 30, 2012, as filed with the Securities and Exchange Commission on November 7, 2012, to correct an error regarding the historical revenue of the Company's recently sold serial flash product line contained in “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

The fourth sentence in the last paragraph under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview,” and the last sentence under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Nonvolatile Memory,” of the Quarterly Report are each hereby amended, in their entirety, as follows: “Revenue for our serial flash product lines was $37.4 million for the nine months ended September 30, 2012 compared to $69.1 million for the nine months ended September 30, 2011.”  Except as set forth in the preceding sentence, no other changes are being made to the Quarterly Report, which continues to speak as of the dates set forth therein.

This Amendment should be read in conjunction, and as if filed concurrently, with the Quarterly Report. Except as expressly set forth in this Explanatory Note, this Amendment does not modify or update disclosures contained in the Quarterly Report, and this Amendment, therefore, does not reflect events occurring after the filing of the Quarterly Report.

i

This Amendment contains the complete text of the original report with the corrected information appearing in ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On September 28, 2012, we completed the sale of our serial flash product lines to Adesto. Under the terms of the sale agreement, we transferred certain assets to Adesto, and Adesto assumed certain liabilities, in return for cash consideration of $25.0 million. We also granted Adesto an exclusive option, exercisable prior to November 15, 2012, to purchase our remaining $7.0 million of serial flash inventory. Revenue for our serial flash product lines was $37.4 million for the nine months ended September 30, 2012 compared to $69.1 million for the nine months ended September 30, 2011.

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

Nonvolatile Memory

Nonvolatile Memory segment net revenue decreased 33% to $43.9 million for the three months ended September 30, 2012 from $65.9 million for the three months ended September 30, 2011. Nonvolatile Memory segment net revenue decreased 31% to $138.9 million for the nine months ended September 30, 2012 from $200.6 million for the nine months ended September 30, 2011. The decline in our memory business resulted primarily from reduced market demand, a weaker pricing environment and the end of life for several flash products, including Serial EE and Serial Flash products, which saw revenue decrease by 26% and 38%, respectively, for the three months ended September 30, 2012 compared to the same period in 2011. Revenue from Serial EE and Serial Flash products decreased by 22% and 46%, respectively, for the nine months ended September 30, 2012 compared to the same period in 2011. On September 28, 2012 we sold our serial flash product lines to Adesto and discontinued those products. Revenue for our serial flash product lines was $37.4 million for the nine months ended September 30, 2012 compared to $69.1 million for the nine months ended September 30, 2011.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMEL CORPORATION (Registrant)

December 3, 2012	/s/ STEVEN LAUB
Steven Laub
President & Chief Executive Officer
(Principal Executive Officer)

December 3, 2012	/s/ STEPHEN CUMMING
Stephen Cumming
Vice President Finance & Chief Financial Officer
(Principal Financial Officer)

December 3, 2012	/s/ JAMIE SAMATH
Jamie Samath
Vice President & Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

The following Exhibits have been filed with, or incorporated by reference into, this Report:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).*
31.3	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.4	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
_________________________________________
* Previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, Commission File No. 0-19032 filed on November 7, 2012.